Form 10-Q
period 1993-12-31
MICROSOFT CORP
filed 1994-02-14
CIK 789019

================================================================================

                                UNITED STATES
                     SECURITIES AND EXCHANGE COMMISSION
                           WASHINGTON, D.C.  20549

                              ----------------

                                  FORM 10-Q

            [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

              FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1993

            [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                   OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period From _____ to ____

                              ----------------

                       Commission File Number 0-14278

                            MICROSOFT CORPORATION
           (Exact name of registrant as specified in its charter)

               WASHINGTON                             91-1144442
     (State or other jurisdiction of               (I.R.S. Employer
      incorporation or organization)              Identification No.)




            ONE MICROSOFT WAY, REDMOND, WASHINGTON   98052-6399
            (Address of principal executive office)  (Zip Code)

     Registrant's telephone number, including area code:  (206) 882-8080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes  [X]     No  [ ]

     The number of shares outstanding of the registrant's common stock as of January 31, 1994 was 285,955,294.

================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                    For the Quarter Ended December 31, 1993

                                     INDEX

Part I.  Financial Information
                                                                                            Page
                                                                                            ----
          Item 1. Financial Statements

                  a)  Income Statements
                      for the Three and Six Months Ended December 31, 1993 and 1992........   1

                  b)  Balance Sheets
                      as of December 31, 1993 and June 30, 1993............................   2

                  c)  Cash Flows Statements
                      for the Six Months Ended December 31, 1993 and 1992..................   3

                  d)  Notes to Financial Statements........................................   4


          Item 2. Management's Discussion and Analysis of Financial
                  Condition and Results of Operations......................................   6

Part II.  Other Information

          Item 1. Legal Proceedings........................................................   9
          Item 6. Exhibits and Reports on Form 8-K.........................................   9
Signature..................................................................................  11

                         Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

MICROSOFT CORPORATION

Income Statements
(In millions, except earnings per share)(Unaudited)

                                        Three Months Ended    Six Months Ended
                                           December 31           December 31
                                          1993      1992       1993     1992
                                         ------    ------     ------   ------
Net revenues                             $1,129    $  938     $2,112   $1,756
Cost of revenues                            185       157        344      292
                                         ------    ------     ------   ------
Gross profit                                944       781      1,768    1,464
                                         ------    ------     ------   ------
Operating expenses:
    Research and development                150       111        284      216
    Sales and marketing                     337       315        649      579
    General and administrative               42        29         77       54
                                         ------    ------     ------   ------
         Total operating expenses           529       455      1,010      849
                                         ------    ------     ------   ------
Operating income                            415       326        758      615
Interest income - net                        25        19         48       38
Other                                        (2)        2         (6)       1
                                         ------    ------     ------   ------
Income before income taxes                  438       347        800      654
Provision for income taxes                  149       111        272      209
                                         ------    ------     ------   ------
Net income                               $  289    $  236     $  528   $  445
                                         ======    ======     ======   ======
Earnings per share                       $ 0.95    $ 0.78     $ 1.74   $ 1.48
                                         ======    ======     ======   ======
Weighted average shares outstanding         304       303        304      301
                                         ======    ======     ======   ======

                            See accompanying notes.
- -----------------------------------------------------------------------------

MICROSOFT CORPORATION

Balance Sheets
(In millions)

                                                   December 31      June 30
                                                     1993(1)          1993
                                                   -----------    -----------
Assets

Current assets:

   Cash and short-term investments                    $2,796         $2,290

   Accounts receivable - net                             460            338

   Inventories                                           130            127

   Other                                                  96             95
                                                      ------         ------
      Total current assets                             3,482          2,850

Property, plant, and equipment - net                     913            867

Other assets                                              91             88
                                                      ------         ------
        Total assets                                  $4,486         $3,805
                                                      ======         ======

Liabilities and stockholders' equity

Current liabilities:

   Accounts payable                                   $  242         $  239

   Accrued compensation                                   99             86

   Income taxes payable                                  211            127

   Other                                                 188            111
                                                      ------         ------
      Total current liabilities                          740            563
                                                      ------         ------

Stockholders' equity:

   Common stock and paid-in capital--
    shares authorized 1,000;
    shares outstanding 284 and 282                     1,232          1,086

   Retained earnings                                   2,514          2,156
                                                      ------         ------
      Total stockholders' equity                       3,746          3,242
                                                      ------         ------
        Total liabilities and stockholders' equity    $4,486         $3,805
                                                      ======         ======

(1) Unaudited

                           See accompanying notes.
- --------------------------------------------------------------------------------

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)

                                                      Six Months Ended
                                                        December 31
                                                       1993      1992
                                                      ------     ------
Cash flows from operations
    Net income                                        $  528     $  445
    Depreciation and amortization                         88         74
    Current liabilities                                  187         71
    Accounts receivable                                 (130)      (105)
    Inventories                                           (5)       (23)
    Other current assets                                  (3)       (55)
                                                      ------     ------
        Net cash from operations                         665        407
                                                      ------     ------
Cash flows from financing
    Common stock issued                                   90        117
    Common stock repurchased                            (164)       (80)
    Stock option income tax benefits                      64        136
                                                      ------     ------
        Net cash from financing                          (10)       173
                                                      ------     ------
Cash flow used for investments
    Additions to property, plant, and equipment         (122)      (100)
    Other assets                                         (19)        (2)
    Short-term investments                              (568)      (409)
                                                      ------     ------
        Net cash used for investments                   (709)      (511)
                                                      ------     ------
Net change in cash and equivalents                       (54)        69
Effect of exchange rates                                  (8)       (20)
Cash and equivalents, beginning of period              1,013        791
                                                      ------     ------
Cash and equivalents, end of period                      951        840
Short-term investments, end of period                  1,845        941
                                                      ------     ------
Cash and short-term investments, end of period        $2,796     $1,781
                                                      ======     ======

                           See accompanying notes.
- --------------------------------------------------------------------------------
                                      3

MICROSOFT CORPORATION

Notes to Financial Statements
(Unaudited)


Basis Of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 1993 Annual Report.

Earnings Per Share

Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method.

Contingencies

On March 17, 1988, Apple Computer, Inc. brought suit against Microsoft and Hewlett-Packard Company for alleged copyright infringement in the U.S. District Court, Northern District of California. The complaint included allegations that the visual displays of Microsoft(R) Windows/TM/ version 2.03 infringed Apple's copyrights and exceeded the scope of a 1985 Settlement Agreement between Microsoft and Apple. The complaint sought to enjoin Microsoft from marketing Microsoft Windows version 2.03 or any derivative work based on Windows 2.03 and from otherwise infringing Apple's copyrights and sought damages resulting from the alleged infringement. The complaint also alleged that Microsoft was a contributory infringer as to a Hewlett-Packard(R) product called NewWave/TM/.

The Company answered the complaint, denying Apple's allegations that the visual displays in Microsoft Windows version 2.03 infringe any protectible right of Apple, raising affirmative defenses, asserting counterclaims, and seeking damages in an unspecified amount resulting from Apple's actions.

In a June 14, 1991 order, the Court permitted Apple to supplement its complaint to include Windows version 3.0 as an allegedly infringing work. Later in 1991, the Court dismissed Microsoft's counterclaim in which it alleged that Apple had breached an implied covenant not to sue for infringement as to any visual displays covered by the 1985 Agreement.

On February 11, 1992, Microsoft disclosed Apple's written claim for $4.4 billion as damages from Microsoft's alleged infringement of Apple's copyrights. Apple later amended this claim to $5.5 billion and more recently to $4.9 billion. Microsoft considers Apple's damages claim to be insupportable under the copyright law and speculative.

On August 24, 1993, the Court entered final judgment dismissing all of Apple's claims. Apple has appealed a number of the Court's decisions in the case to the Ninth Circuit Court of Appeals. Microsoft has cross-appealed the dismissal of its counterclaim and related issues.

In June 1990, Microsoft was notified that it was the subject of a nonpublic investigation being conducted by the staff of the Federal Trade Commission ("Commission"). During further communications, the Company learned that the staff wished to determine if Microsoft and the IBM Corporation had entered into an alleged anticompetitive horizontal agreement that was purportedly reflected in a joint press release issued at the COMDEX computer trade show in November 1989. In April 1991, Microsoft learned that, apparently due to complaints from third parties, the staff had decided to broaden the investigation to examine allegations that the Company has monopolized or has attempted to monopolize the market for operating systems, operating environments, computer software, and peripherals for personal computers. The Company produced documents, witnesses, and other information to the FTC staff in connection with the investigation.

In a letter dated August 20, 1993, the Commission notified Microsoft that its investigation had been closed.

The Company was also notified on August 20, 1993 that the U.S. Department of Justice had been granted clearance by the Commission to investigate Microsoft. That investigation is underway, and the Company is cooperating.

On July 20, 1993, Microsoft was notified by the Commission of the European Communities that the Directorate-General for Competition had received a complaint from Novell, Inc. against Microsoft. The complaint claims that certain allegedly anti-competitive practices of Microsoft violated Articles 85 and 86 of the EEC Treaty of Rome, and includes a request for interim measures. Microsoft is cooperating with the investigation of Novell's claims being conducted by the Directorate-General for Competition.

On January 25, 1993, Stac Electronics ("Stac") of Carlsbad, California, filed suit against Microsoft in U.S. District Court in Los Angeles, alleging that Microsoft's MS-DOS(R) version 6 operating system infringes two patents owned by Stac relating to data compression techniques. Stac seeks monetary relief and an injunction prohibiting the sale of products that include Microsoft's DoubleSpace(TM) technology. Microsoft has denied that its DoubleSpace technology infringes the Stac patents, and has asked the Court to declare those patents invalid and unenforceable for failing to meet the patent law requirements. Microsoft has also filed counterclaims alleging that Stac's Stacker(R) compression products infringe a patent owned by Microsoft; that Stac has engaged in unfair competition; and that Stac misappropriated Microsoft trade secrets relating to Microsoft's proprietary technology for integrating data compression into the MS-DOS operating system.

On November 15, 1993, Judge Edward Rafeedie denied Microsoft's motion for summary adjudication that MS-DOS 6 does not infringe Stac's patents. The trial of the matter commenced on January 18, 1994, and the case was submitted to the jury on February 11, 1994. Stac is seeking damages in the amount of $113 million. Should Stac's patents be found to be valid and Microsoft's
DoubleSpace technology be determined to infringe them, monetary damages, which could be trebled if the jury finds willful infringement, could be awarded to Stac, and an injunction could be entered prohibiting the manufacture, use and sale of products containing the infringing technology. Such an injunction could cause a temporary disruption in Microsoft's licensing and shipping of the affected products while they are being made non-infringing.

Management currently believes that the resolution of these matters will not have a material adverse financial effect on the Company.

ITEM 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Microsoft's business strategy emphasizes the development and sale of a broad line of software products, including operating systems for personal computers, office machines, and personal information devices; application programs; languages; and other hardware, book, and multimedia products.

Net revenues for the second quarter of fiscal 1994 increased 20% over net revenues for the second quarter of fiscal 1993. Revenues were $2.11 billion for the first six months of fiscal 1994, an increase of 20% over the comparable period of the prior year.

Product Groups

Operating systems sales were $369 million in the second quarter of 1994, growing 30% from the $283 million recorded in the same period of 1993. Systems revenues were $724 million in the first half of 1994 compared to $541 million in the first half of 1993. Revenues generated by the Microsoft MS-DOS operating system increased from the prior year. During the second quarter of fiscal 1994, the Company released MS-DOS version 6.2, which led to increased sales through the retail channels. Sales of the Microsoft Windows operating system also increased, particularly through the original equipment manufacturer channel. During the second quarter of 1994, more than 80% of Windows units were sold through the OEM channel.

Applications revenues were $707 million in the second quarter of 1994, compared to $590 million in the second quarter of 1993. For the first two quarters of 1994, applications revenues were $1.28 billion, compared to $1.08 billion in 1993. Increases in applications revenues were led by sales of Windows-based products, particularly Microsoft Office. Microsoft Office Standard includes Microsoft Excel, Microsoft Word, a Microsoft Mail license, and the Microsoft PowerPoint(R) presentation graphics program. Microsoft Office Professional for Windows includes all of the above plus the Microsoft Access(R) database management program.

During the second quarter of 1994, the Company released new versions of Microsoft Office Standard and Microsoft Office Professional for Windows. These products contained vouchers for free upgrades to the next versions of Microsoft Excel and Microsoft PowerPoint. Revenues of approximately $70 million were deferred and will be recognized when upgrades for Microsoft Excel version 5.0 and Microsoft PowerPoint version 4.0 are shipped to users who licensed Microsoft Office and return the vouchers.

The Company introduced several new consumer software products in the second quarter of 1994, which also impacted the increase in applications revenue growth.

Hardware revenues were $53 million and $65 million in the second quarters of 1994 and 1993. On a year to date basis, hardware revenues were $104 million in 1994 and $131 million in 1993. The hardware product group's principal products are the Microsoft Mouse and BallPoint(R) mouse pointing devices. Mouse revenues per unit are lower in the OEM channel than in the Company's retail channels, and the percentage of mouse sales through the OEM channel increased from the comparable quarter of the prior year.

Sales Channels

The Company has three major channels of distribution: U.S. and Canada, International, and OEM. Sales in the U.S. and Canada and International channels are primarily to distributors and resellers. OEM channel revenues are license fees from original equipment manufacturers.

Revenues in the U.S. and Canada grew to $423 million in the second quarter of 1994 from $344 million in 1993, an increase of 23%. For the first half of 1994, revenues were $751 million, compared to $653 million in the first half of 1993.

Revenues in Europe were $324 million in the second quarter of 1994 compared to $345 million the prior year. For the first two quarters, European revenues were $598 million in 1994 and $628 million in 1993. Other international revenues showed strong growth, increasing to $114 million in the second quarter of 1994 from $88 million in the second quarter of 1993. On a year to date basis, other international revenues were $240 million in 1994 and $164 million in 1993, representing growth of 46%.

The Company's operating results are affected by foreign exchange rates. Had the exchange rates in effect during the second quarter of the prior year been in effect during the second quarter of 1994, translated revenues would have been 3% higher in the second quarter of 1994. Since much of the Company's international manufacturing costs and operating expenses are incurred in local currencies, the total impact of exchange rates on net income is less than on revenues.

OEM revenues (primarily operating systems) grew 66% to $268 million from the $161 million recorded in the comparable quarter of the prior year. For the first half of 1994, OEM revenues were $523 million, compared to $311 million in the first half of 1993. MS-DOS continues to be pre-installed on many personal computers sold by original equipment manufacturers. In addition, many major OEMs are also preinstalling the Microsoft Windows operating system on personal computers, leading to increased revenues through the OEM channel.

Cost of revenues as a percentage of net revenues decreased slightly to 16.4% in the second quarter of 1994 from 16.7% in the second quarter of 1993. On a year to date basis, cost of revenues was 16.3% in 1994 and 16.6% in 1993. Cost of revenues varies with the channel mix and product mix within channels.

Research and development expenses increased 35% to $150 million, or 13.3% of net revenues in the second quarter of 1994 from $111 million, or 11.8% of net revenues in the corresponding quarter of 1993. For the first half of 1994, research and development expenses represented 13.4% of net revenues, compared to 12.3% in 1993. The increase in research and development expenses followed the trend established over the last several years, and resulted primarily from planned hiring of software development staff and higher levels of third-party development costs.

Sales and marketing expenses increased 7% to $337 million from $315 million in the comparable quarter. As a percentage of net revenues, sales and marketing expenses were 29.9% and 33.6% in the respective second quarters of 1994 and 1993 and 30.8% and 32.9% in the respective first halves of 1994 and 1993. The increase in absolute amounts of sales and marketing expenses was primarily due to increased marketing costs associated with the promotion of new products and the new editions of Microsoft Office.

General and administrative expenses were 3.7% of net revenues in the second quarter of 1994 and 3.1% of net revenues in the second quarter of 1993.

Net interest income increased as a result of a larger investment portfolio generated by cash from operations, offset by declining interest rates. Other expense did not fluctuate significantly.

The effective income tax rate was 34% in the second quarter of 1994, compared to 32% in 1993, reflecting newly-enacted U.S. income tax laws.

Net income for the second quarter of 1994 was $289 million, a 22% increase over the $236 million in the corresponding quarter of 1993. Net income as a percentage of net revenues was 25.6% in the second quarter of 1994, compared with 25.2% in the second quarter of 1993. On a year to date basis, net income as a percent of net revenues was 25.0% in 1994 and 25.3% in 1993.

Financial Condition

The Company's cash and short-term investment portfolio totaled $2.80 billion at December 31, 1993 and represented 62% of total assets. The portfolio is diversified among security types, industry groups, and individual issuers. The Company's investments are investment grade and liquid. The portfolio, while invested predominantly in U.S. dollar denominated securities, also includes foreign currency positions in anticipation of continued international expansion.

Microsoft has no material long-term debt. Stockholders' equity at December 31, 1993 was $3.75 billion.

Cash generated from operations has been sufficient to fund the Company's investment in research and development activities and facilities expansion. As the Company grows, investments will continue in research and development in existing and advanced areas of technology. Cash may also be used to acquire technology or to fund strategic ventures. Additions to property, plant, and equipment are expected to continue, including new facilities and computer systems for research and development; sales and marketing; product support; and administrative staff.

The exercise of stock options by employees provides additional cash. Funds received have been used to repurchase the Company's common stock on the open market, to provide shares for stock option and stock purchase plans. This practice is continuing in 1994.

The Company has available $70 million of standby multicurrency lines of credit. These lines support foreign currency hedging and international cash management.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements.

                          Part II.  Other Information

ITEM 1.  Legal Proceedings

The Company is currently involved in litigation with Apple Computer, Inc. and Stac Electronics. Also, the U.S. Department of Justice and the Directorate-General for Competition of the Commission of the European Communities are investigating the Company. See Notes to Financial Statements.

ITEM 6.  Exhibits and Reports on Form 8-K

(a) Exhibits
    11.  Computation of Earnings Per Share is on page 10.

(b) Reports on Form 8-K
    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1993.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                                                     Exhibit 11.

MICROSOFT CORPORATION

Computation of Earnings Per Share
(In millions, except earnings per share)
- -------------------------------------------------------------------------------

                                                                         Three Months Ended     Six Months Ended
                                                                            December 31            December 31
                                                                         1993        1992        1993       1992
                                                                         -----       -----       -----      -----
Weighted average number of common shares outstanding                       284         276         284        275
Common stock equivalents from outstanding stock options                     20          27          20         26
                                                                         -----       -----       -----      -----
Average common and common stock equivalents outstanding                    304         303         304        301
                                                                         =====       =====       =====      =====
Net income                                                               $ 289       $ 236       $ 528      $ 445
                                                                         =====       =====       =====      =====
Earnings per share (1)                                                   $0.95       $0.78       $1.74      $1.48
                                                                         =====       =====       =====      =====

(1) Fully diluted earnings per share have not been presented because the effects are not material.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Microsoft Corporation

Date:  February 11, 1994           By:  /s/ Michael W. Brown
                                        -------------------------------------
                                        Michael W. Brown,
                                        Vice President, Finance; Treasurer

                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)