Form 10-Q
period 1994-03-31
MICROSOFT CORP
filed 1994-05-03
CIK 789019

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1994


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

        The number of shares outstanding of the registrant's common stock as of May 1, 1994 was 287,948,000.

                             MICROSOFT CORPORATION
                                   FORM 10-Q
                      For the Quarter Ended March 31, 1994
                                     INDEX

                                                                                       Page
                                                                                       ----
Part I. Financial Information

     Item 1. Financial Statements

             a)   Income Statements
                  for the Three and Nine Months Ended March 31, 1994 and 1993   . . .    1
             b)   Balance Sheets
                  as of March 31, 1994 and June 30, 1993  . . . . . . . . . . . . . .    2
             c)   Cash Flows Statements
                  for the Nine Months Ended March 31, 1994 and 1993   . . . . . . . .    3
             d)   Notes to Financial Statements   . . . . . . . . . . . . . . . . . .    4

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations  . . . . . . . . . . . . . . . . . .    6

Part II.  Other Information

     Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .    8
     Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .    8

Signature . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .    9

                        Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION
Income Statements
(In millions, except earnings per share) (Unaudited)

                                          Three Months Ended      Nine Months Ended
                                                March 31               March 31
                                            1994        1993       1994        1993
                                           ------      -----      ------      ------
Net revenues                               $1,244      $ 958      $3,356      $2,714
Cost of revenues                              208        161         552         453
                                           ------      -----      ------      ------
Gross profit                                1,036        797       2,804       2,261
                                           ------      -----      ------      ------
Operating expenses:
  Research and development                    156        116         440         332
  Sales and marketing                         359        313       1,008         892
  General and administrative                   41         30         118          84
  Litigation charge                           120         --         120          --
                                           ------      -----      ------      ------
    Total operating expenses                  676        459       1,686       1,308
                                           ------      -----      ------      ------
Operating income                              360        338       1,118         953
Interest income - net                          26         21          74          59
Other                                          (4)        (2)        (10)         (1)
                                           ------      -----      ------      ------
Income before income taxes                    382        357       1,182       1,011
Provision for income taxes                    126        114         398         323
                                           ------      -----      ------      ------
Net income                                 $  256      $ 243      $  784      $  688
                                           ======      =====      ======      ======
Earnings per share                         $ 0.84      $0.80      $ 2.58      $ 2.28
                                           ======      =====      ======      ======
Weighted average shares outstanding           304        304         304         302
                                           ======      =====      ======      ======



                           See accompanying notes.

MICROSOFT CORPORATION
BALANCE SHEETS
(In millions)

                                                        March 31    June 30
                                                         1994(1)      1993
                                                        --------    -------
Assets
Current assets:
    Cash and short-term investments                      $3,143     $2,290
    Accounts receivable - net                               522        338
    Inventories                                             131        127
    Other                                                   116         95
                                                         ------     ------
        Total current assets                              3,912      2,850
Property, plant, and equipment - net                        918        867
Other assets                                                 96         88
                                                         ------     ------
           Total assets                                  $4,926     $3,805
                                                         ======     ======

Liabilities and stockholders' equity
Current liabilities:
    Accounts payable                                     $  296     $  239
    Accrued compensation                                     71         86
    Income taxes payable                                    219        127
    Litigation accrual                                      120         --
    Other                                                   208        111
                                                         ------     ------
        Total current liabilities                           914        563
                                                         ------     ------
Stockholders' equity:
    Common stock and paid-in capital --
      shares authorized 1,000;
      shares outstanding 286 and 282                      1,373      1,086
    Retained earnings                                     2,639      2,156
                                                         ------     ------
        Total stockholders' equity                        4,012      3,242
                                                         ------     ------
           Total liabilities and stockholders' equity    $4,926     $3,805
                                                         ======     ======


(1) Unaudited

                           See accompanying notes.

MICROSOFT CORPORATION
CASH FLOWS STATEMENTS
(In millions) (Unaudited)


                                                      Nine Months Ended
                                                           March 31
                                                      1994          1993
                                                     ------        ------
Cash flows from operations
  Net income                                         $  784        $  688
  Depreciation and amortization                         161           112
  Current liabilities                                   356           151
  Accounts receivable                                  (187)         (212)
  Inventories                                            (5)          (41)
  Other current assets                                  (21)          (25)
                                                     ------        ------
    Net cash from operations                          1,088           673
                                                     ------        ------
Cash flows from financing
  Common stock issued                                   193           185
  Common stock repurchased                             (311)         (145)
  Stock option income tax benefits                      109           166
                                                     ------        ------
    Net cash from financing                              (9)          206
                                                     ------        ------
Cash flows used for investments
  Additions to property, plant, and equipment          (191)         (161)
  Other assets                                          (32)          (12)
  Short-term investments                               (714)         (621)
                                                     ------        ------
    Net cash used for investments                      (937)         (794)
                                                     ------        ------
Net change in cash and equivalents                      142            85
Effect of exchange rates                                 (3)          (21)
Cash and equivalents, beginning of period             1,013           791
                                                     ------        ------
Cash and equivalents, end of period                   1,152           855
Short-term investments, end of period                 1,991         1,146
                                                     ------        ------
Cash and short-term investments, end of period       $3,143        $2,001
                                                     ======        ======



                           See accompanying notes.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments necessary for their fair presentation. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 1993 Annual Report.

Earnings Per Share

Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, using the treasury stock method.

Agreement to Merge

On February 14, 1994, Microsoft announced its agreement to merge with SOFTIMAGE Inc., a leading developer of high-performance 2D and 3D computer animation and visualization software. Under the terms of the combination agreement, Microsoft will exchange approximately 1.6 million shares of its common stock for all of the outstanding shares of SOFTIMAGE. It is anticipated the transaction will be accounted for as a pooling of interests. Management does not expect the transaction to have a material financial effect on the Company's financial results. The transaction is expected to be completed in late June 1994.

Stock Split

On April 23, 1994, the Company's Board of Directors approved a two-for-one stock split, effective May 6, 1994. Share and per share amounts have not been restated for the upcoming stock split.

Contingencies

On March 17, 1988, Apple Computer, Inc. ("Apple") brought suit against Microsoft and Hewlett-Packard Company for alleged copyright infringement in the U.S. District Court, Northern District of California. The complaint included allegations that the visual displays of Microsoft(R) Windows(TM) version 2.03 infringed Apple's copyrights and exceeded the scope of a 1985 Settlement Agreement between Microsoft and Apple. The complaint sought to enjoin Microsoft from marketing Microsoft Windows version 2.03 or any derivative work based on Windows 2.03 and from otherwise infringing Apple's copyrights and sought damages resulting from the alleged infringement. The complaint also alleged that Microsoft was a contributory infringer as to a Hewlett-Packard(R) product called NewWave(TM).

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

On August 24, 1993, the Court entered final judgment dismissing all of Apple's claims. Apple has appealed a number of the Court's decisions in the case to the Ninth Circuit Court of Appeals. Microsoft has cross-appealed the dismissal of its counterclaim and related issues. All briefing on the appeal and cross-appeal has been completed. The date on which oral argument will be heard on the appeal and cross-appeal has not yet been scheduled.

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

On January 25, 1993, Stac Electronics ("Stac") of Carlsbad, California, filed suit against Microsoft in U.S. District Court in Los Angeles, alleging that Microsoft's MS-DOS(R) version 6 operating system infringed two patents owned by Stac relating to data compression techniques. Stac sought monetary relief and an injunction prohibiting the sale of products that include Microsoft's DoubleSpace technology. Microsoft denied that its DoubleSpace technology infringed the Stac patents, and asked the Court to declare those patents invalid and unenforceable for failing to meet the patent law requirements. Microsoft also filed counterclaims alleging that Stac's Stacker(R) compression products infringe a patent owned by Microsoft; that Stac engaged in unfair competition; and that Stac misappropriated Microsoft trade secrets relating to Microsoft's proprietary technology for integrating data compression into the MS-DOS operating system.

On November 15, 1993, Judge Edward Rafeedie denied Microsoft's motion for summary adjudication that MS-DOS 6 does not infringe Stac's patents. The trial of the matter commenced on January 18, 1994, and on February 23, 1994 the seven-person jury returned a verdict ruling that Microsoft's MS-DOS 6 operating system infringed the Stac patents and awarded Stac $120 million in compensatory damages. Accordingly, Microsoft recorded a one-time charge of $120 million in its financial statements in the quarter ended March 31, 1994. The jury determined that the infringement was not willful. The jury also found that Stac had misappropriated and used in its Stacker products Microsoft's trade secret pre-loading feature, and awarded Microsoft $13.7 million in compensatory and punitive damages.

Stac filed a motion to permanently enjoin Microsoft from making, using, selling, licensing, offering for sale, or soliciting the sale of MS-DOS 6.0 and MS-DOS 6.2, and all other Microsoft products that include the compression or decompression contained in MS-DOS 6, or otherwise infringing in any manner. Microsoft has opposed Stac's motion. In addition, within days of the jury verdict, Microsoft began to provide its OEM licensees manufacturing in, or shipping to the U.S., a version of MS-DOS that does not include the disk-compression feature in question. On April 11, 1994 Microsoft also began shipping in the U.S. the Microsoft MS-DOS operating system version 6.21 Upgrade, which provides the same functionality as the MS-DOS 6.2 Upgrade without the DoubleSpace disk compression utility.

Microsoft has filed a motion for a permanent injunction preventing Stac from selling any product containing Microsoft's trade secret pre-loading feature. The hearing on both motions is scheduled to occur on May 13, 1994. Following entry of the judgment in the case, Microsoft intends to move to overturn the patent-infringement portion of the verdict or to seek a new trial. If that motion is not successful, Microsoft will appeal the judgment to the Circuit Court of Appeals for the Federal Circuit, the federal appellate court that reviews all patent appeals.

Management currently believes that the resolution of these matters will not have a material adverse financial effect on the Company.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Overview

Microsoft's business strategy emphasizes the development and sale of a broad line of software products, including operating systems for personal computers ("PCs"), office machines, and personal information devices; application programs; languages; and other hardware, book, and multimedia products.

Revenues for the third quarter of fiscal 1994 increased 30% over revenues for the third quarter of fiscal 1993. Revenues were $3.36 billion for the first nine months of fiscal 1994, an increase of 24% over the comparable period of the prior year.

Product Groups

Operating systems sales were $393 million in the third quarter of 1994, compared to $313 million recorded in the same period of 1993. Systems revenues were $1.12 billion in the first nine months of 1994 compared to $854 million in the first nine months of 1993, an increase of 31%. Revenues generated by both Microsoft MS-DOS and Microsoft Windows operating systems increased from the prior year, particularly through the original equipment manufacturer ("OEM") channel. During 1994, more than 80% of Windows units were sold through the OEM channel.

Applications revenues were $798 million in the third quarter of 1994, increasing 33% from $600 million in the third quarter of 1993. For the first three quarters of 1994, applications revenues were $2.08 billion, compared to $1.68 billion in 1993. Increases in applications revenues were led by sales of Windows-based products, particularly Microsoft Office. Microsoft Office Standard includes Microsoft Excel, Microsoft Word, a Microsoft Mail license, and the Microsoft PowerPoint(R) presentation graphics program. Microsoft Office Professional for Windows includes all of the above plus the Microsoft Access(R) database management program. During the third quarter of 1994, the Company released new Windows-based versions of Microsoft Office Standard and Microsoft Office Professional, which contained the latest editions of Microsoft Excel and Microsoft PowerPoint.

Hardware revenues were $53 million and $45 million in the third quarters of 1994 and 1993. On a year-to-date basis, hardware revenues were $157 million in 1994 and $176 million in 1993. The hardware product group's principal products are the Microsoft Mouse and BallPoint(R) mouse pointing devices. Mouse revenues per unit are lower in the OEM channel than in the Company's retail channels, and the percentage of mouse sales through the OEM channel increased from the comparable quarter of the prior year.

Sales Channels

The Company has four major channels of distribution: OEM; U.S. and Canada; Europe; and Other International. OEM channel revenues are license fees from original equipment manufacturers. Sales in the retail channels are primarily to distributors and resellers.

OEM revenues (primarily operating systems) grew 59% to $323 million from the $203 million recorded in the comparable quarter of the prior year. For the first three quarters of 1994, OEM revenues were $846 million, compared to $514 million in the first three quarters of 1993. MS-DOS continues to be pre-installed on many PCs sold by original equipment manufacturers. In addition, many major OEMs are also preinstalling the Microsoft Windows operating system on PCs, leading to increased revenues through the OEM channel.

Revenues in the U.S. and Canada were $381 million in the third quarter of 1994 compared to $322 million in 1993. For the first three quarters of 1994, revenues were $1.13 billion, compared to $975 million in 1993.

Revenues in Europe were $391 million in the third quarter of 1994 compared to $335 million the prior year. For the first three quarters, European revenues were $989 million in 1994 and $963 million in 1993.

Other International channel revenues showed strong growth, increasing to $149 million in the third quarter of 1994 from $98 million in the third quarter of 1993. Sales in Japan were particularly strong. On a year-to-date basis, Other International channel revenues grew 48%, to $389 million in 1994 from $262 million in 1993.

The Company's operating results are affected by foreign exchange rates. Had the exchange rates in effect during the third quarter of the prior year been in effect during the third quarter of 1994, translated revenues would have been approximately 2% higher in the third quarter of 1994. Since much of the Company's international manufacturing costs and operating expenses are incurred in local currencies, the total impact of exchange rates on net income is less than on revenues.

Cost of revenues as a percentage of revenues decreased slightly to 16.7% in the third quarter of 1994 from 16.8% in the third quarter of 1993. On a year-to-date basis, cost of revenues was 16.4% in 1994 and 16.7% in 1993. Cost of revenues varies with the channel mix and product mix within channels.

Research and development expenses increased 34% to $156 million, or 12.5% of revenues in the third quarter of 1994 from $116 million, or 12.1% of revenues in the corresponding quarter of 1993. For the first three quarters of 1994, research and development expenses represented 13.1% of revenues, compared to 12.2% in 1993. The increase in research and development expenses resulted primarily from planned hiring of software developers and higher levels of third-party development costs.

Sales and marketing expenses increased 15% to $359 million from $313 million in the comparable quarter. As a percentage of revenues, sales and marketing expenses were 28.9% and 32.7% in the respective third quarters of 1994 and 1993 and 30.0% and 32.9% in the respective three quarters of 1994 and 1993. The increase in absolute amounts of sales and marketing expenses was primarily due to increased marketing costs associated with the promotion of new products, particularly Microsoft Office.

General and administrative expenses were 3.3% of revenues in the third quarter of 1994 and 3.1% of revenues in the third quarter of 1993.

After a February 1994 jury verdict in the Stac Electronics lawsuit, the Company recorded a one-time charge of $120 million.

Net interest income increased as a result of a larger investment portfolio generated by cash from operations, offset by lower interest rates. Other expense did not fluctuate significantly.

The effective income tax rate was 33% in the third quarter of 1994, compared to 32% in 1993, reflecting newly enacted U.S. income tax laws.

Net income for the third quarter of 1994 was $256 million. Excluding the aforementioned one-time litigation charge, net income would have been $336 million, a 38% increase over the $243 million in the corresponding quarter of 1993. Net income as a percentage of revenues was 20.6% in the third quarter of 1994 (27.0% excluding the litigation charge), compared with 25.4% in the third quarter of 1993. On a year to date basis, net income as a percent of revenues was 23.4% (25.7% excluding the litigation charge) in 1994 and 25.4% in 1993.

Financial Condition

The Company's cash and short-term investment portfolio totaled $3.14 billion at March 31, 1994 and represented 64% of total assets. The portfolio is diversified among security types, industry groups, and individual issuers. The Company's investments are investment grade and liquid. The portfolio, while invested predominantly in U.S. dollar denominated securities, also includes foreign currency positions in anticipation of continued international expansion.

Microsoft has no material long-term debt. The Company has available $70 million of standby multicurrency lines of credit. These lines support foreign currency hedging and international cash management. Stockholders' equity at March 31, 1994 exceeded $4 billion.

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

The exercise of stock options by employees provides additional cash. Funds received have been used to repurchase the Company's common stock on the open market to provide shares for stock option and stock purchase plans. This practice is continuing in 1994.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next 12 months.

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

Item 6.  Exhibits and Reports on Form 8-K

(a)    Exhibits

       11. Computation of Earnings Per Share is on page 10.

(b)    Reports on Form 8-K

       No reports on Form 8-K were filed by the Company during the quarter ended March 31, 1994.

Items 2, 3, 4 and 5 are not applicable and have been omitted.

                                  Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Microsoft Corporation

Date:  May 3, 1994                     By: /s/   Michael W. Brown
                                           -----------------------
                                           Michael W. Brown,
                                           Vice President, Finance

                                           (Principal Financial and
                                           Accounting Officer and
                                           Duly Authorized Officer)