Form 10-K
period 1994-06-30
MICROSOFT CORP
filed 1994-09-27
CIK 789019

================================================================================


                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                ______________

                                   FORM 10-K

           [x]  ANNUAL  REPORT  PURSUANT  TO  SECTION  13  OR  15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1994

           [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE TRANSITION PERIOD FROM _____ TO ____

                                ______________

                         COMMISSION FILE NUMBER 0-14278

                             MICROSOFT CORPORATION
             (Exact name of registrant as specified in its charter)

                    WASHINGTON                                                91-1144442
         (State or other jurisdiction of                                   (I.R.S. Employer
         incorporation or organization)                                  Identification No.)

             ONE MICROSOFT WAY,  REDMOND,  WASHINGTON   98052-6399
               (Address of principal executive office)(Zip Code)

      Registrant's telephone number, including area code:  (206) 882-8080

       Securities registered pursuant to Section 12(b) of the Act:  NONE

   Securities registered pursuant to Section 12(g) of the Act:  COMMON STOCK

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [ ]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days.     Yes    [x]      No   [ ]

 The aggregate market value of the common stock held by non-affiliates of the registrant as of September 9, 1994 was $19,715,785,692.

    The number of shares outstanding of the registrant's common stock as of
                      September 9, 1994 was 580,345,861.

                      DOCUMENTS INCORPORATED BY REFERENCE

    Portions of the 1994 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

               Portions of the definitive Proxy Statement dated
       September 27, 1994 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 28,
              1994 are incorporated by reference into Part III.

================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-K
                    FOR THE FISCAL YEAR ENDED JUNE 30, 1994

                                     INDEX

         PART I
         Item 1.    Business                                                                      1
         Item 2.    Properties                                                                   10
         Item 3.    Legal Proceedings                                                            10
         Item 4.    Submission of Matters to a Vote of Security Holders                          10
         Executive Officers of the Registrant                                                    11

         PART II
         Item 5.    Market for Registrant's Common Stock and Related Stockholder Matters         14
         Item 6.    Selected Financial Data                                                      14
         Item 7.    Management's Discussion and Analysis of Financial Condition and Results
                    of Operations                                                                14
         Item 8.    Financial Statements and Supplementary Data                                  14
         Item 9.    Changes in and Disagreements with Accountants on Accounting and Financial
                    Disclosures                                                                  14

         PART III
         Item 10.   Directors and Executive Officers of the Registrant                           15
         Item 11.   Executive Compensation                                                       15
         Item 12.   Security Ownership of Certain Beneficial Owners and Management               15
         Item 13.   Certain Relationships and Related Transactions                               15

         PART IV
         Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K              16
         Signatures                                                                              22


                                     PART I

Item 1.   Business

GENERAL

Microsoft Corporation (the "Company" or "Microsoft") was founded as a partnership in 1975 and was incorporated in 1981. The Company operates in one business segment - the development, manufacture, marketing, licensing, and support of a wide range of software products, including operating systems for personal computers (PCs), office machines, and personal information devices; applications programs; and languages; as well as personal computer books, hardware, and multimedia products. Microsoft(R) products are available for most PCs, including Apple(R) computers and those running Intel(R) microprocessors.

Microsoft's business strategy emphasizes the development of a broad line of microcomputer software products for business and personal use, marketed through multiple channels of distribution. The Company is divided into three main groups: the Products Group; the Sales and Support Group; and the Operations Group.

The Products Group is comprised of five main divisions, each responsible for a particular area of software development, technology development, and product marketing. The Personal Operating Systems Division designs and develops operating systems for desktop PCs. The Business Systems Division is responsible for enterprise-wide computing solutions, including client-server architectures, networking products, and workgroup applications. The Desktop Applications Division creates productivity applications. The Developer Division creates database products, as well as programming language products and software development tools. The Consumer Division develops products designed for the home, school, and small business market, including multimedia consumer products and computer input devices (hardware).

Microsoft also has an Advanced Technology Division, which is involved in research of new technologies for the evolution of personal computing and the development of innovative consumer software architectures.

The Sales and Support Group is responsible for building long-term business relationships with customers. This group is aligned with one of three customer types: end users, organizations, and OEMs (original equipment manufacturers). The Sales and Support group manages the channels that serve those customers. These channels include the U.S. and Canada, Europe, Other International, and OEM. The group also provides support for the Company's products through Product Support Services, Consulting Services, and Solutions Providers.

The Operations Group is responsible for managing business operations and overall business planning. This includes the process of manufacture and delivery of finished goods, licenses, subscriptions, and fulfillment orders; the publishing efforts of Microsoft Press; and other corporate functions.


PRODUCTS                                              PERSONAL OPERATING SYSTEMS

The Personal Operating Systems Division develops desktop operating systems software, which controls PCs, allocates computer memory, schedules the execution of applications software, and manages the flow of information and communication among the various components of the PC. The Company's primary proprietary operating systems for PCs are: the Microsoft MS-DOS(R) operating system, the Microsoft Windows(TM) operating system, and Microsoft Windows(TM) for Workgroups.

MS-DOS: Microsoft MS-DOS is a single-user, single-tasking operating system designed for PCs that utilize Intel microprocessor chips. Since the introduction of MS-DOS on the IBM PC in 1981, the Company has enhanced MS-DOS as new technologies are developed and user needs have arisen. MS-DOS is preinstalled by OEMs on most PCs.

WINDOWS: Microsoft Windows is a graphical operating system for MS-DOS-based PCs. Microsoft Windows supports high-performance Windows-based applications, and offers ease of use and aesthetic appeal, scalable TrueType(R) fonts, built-in multimedia functionality, and straightforward integration into corporate computing environments.

WINDOWS FOR WORKGROUPS: Windows for Workgroups integrates network and workgroup functionality directly into the Windows operating system. With Windows for Workgroups, users can share files, data, and printers, with ease of access and security.

WINDOWS 95: Microsoft is developing a new personal operating system, designed to replace MS-DOS, Windows, and Windows for Workgroups as the Company's desktop operating system offering. Windows 95 will be a fully integrated 32-bit operating system, compatible with existing software applications and capable of performing as the platform for the next generation of applications, games, PCs, and peripherals.


                                                                BUSINESS SYSTEMS

The Business Systems division is focused on delivering a broad range of business solutions for organizations. The division develops and markets an integrated product line of software for creating business solutions, including operating systems for servers and workstations, as well as applications for business servers. Server applications development is divided into the areas of databases, connectivity, and workgroup applications.

WINDOWS NT: Microsoft Windows NT Workstation is a 32-bit, multithreaded operating system for client-server computing. It is capable of running on Intel 386, 486, and Pentium(TM) systems and exploiting the next generation of microprocessor systems, including most RISC architectures and multiprocessor systems. Windows NT has the power to serve as a business workstation to integrate client-server business applications with existing Windows-based desktop applications or as a technical workstation to run high-end engineering or scientific applications. The operating system provides integrated mail and networking with remote access, pre-emptively scheduled multitasking, and support for background communication sessions. Windows NT also provides for the automatic migration of information from previously installed versions of Windows. The Windows NT(TM) Server, in addition to the features of Windows NT Workstation, provides extensive network management features, administration tools, support for Macintosh(R) clients, and fault tolerance. It is a platform for database, communications, and mail servers.

SQL SERVER: The Company also offers Microsoft SQL Server. Originally developed cooperatively by Microsoft and Sybase, Inc., SQL Server is a high-performance relational database management system for client-server architectures and personal computer local area networks. SQL Server supports the Structured Query Language, which is a commonly used language through which application programs communicate with relational databases. The Company provides SQL Server for Windows NT and SQL Server for OS/2.

LAN MANAGER: The Company also markets Microsoft LAN Manager, which is a network operating system offering the user the ability to run applications, share files and devices, and perform remote processing in a true client-server computing environment, from MS-DOS, Windows, or Microsoft Operating System/2 (MS(R) OS/2) workstations. LAN Manager runs on MS OS/2, UNIX Systems, and VAX VMS systems. LAN Manager clients and servers can interoperate in a network with Windows NT, Windows NT Server, and Windows for Workgroup systems.

MICROSOFT MAIL: The Company markets Microsoft Mail for PC networks. Microsoft Mail includes client software for the Microsoft Windows, MS-DOS, Macintosh, and OS/2 platforms. In addition, this workgroup application offers large, corporate users support for multiple network environments. A companion product, Microsoft Mail for AppleTalk(R) networks, is used by companies with Macintosh servers. Microsoft Mail Remote for Windows offers software for remote clients used by travelers or those working at home to stay in touch with the office mail system.

SCHEDULE+: In 1992, the Company introduced the first of its workgroup applications to take advantage of the Microsoft Mail messaging system, Microsoft Schedule+. Schedule+ is a calendaring and scheduling program that helps individuals and groups manage their time and resources. The program searches other workgroup members' schedules to determine meeting availability times, provides invitees the means to accept, decline, or tentatively accept invitations to meetings, and automatically notifies attendees if a meeting is canceled or rescheduled.

MICROSOFT AT WORK: The Company announced a new architecture which focuses on making digital office machines more functional and easier to use while creating digital connections between office machines to allow information to flow freely among many device types throughout the workplace. The Microsoft At Work(TM) software components are planned to be incorporated into office devices, making these products easier to use, compatible with one another and compatible with PCs running the Microsoft Windows operating system. Partners in the Microsoft At Work initiative include more than 70 companies representing the office automation, communications, and computer industries.

                                                   DESKTOP APPLICATIONS SOFTWARE

The Desktop Applications Division develops applications software, which provides the microcomputer with instructions for the performance of end user tasks. The Company's desktop applications software is designed for use by a broad class of end users, regardless of business, industry, or market segment. Primary examples of desktop applications software are word processing, spreadsheet, and presentation graphics programs. The Company's desktop applications programs are developed principally for Windows and Macintosh operating systems.

MICROSOFT OFFICE

Microsoft Office is a suite of software products featuring seamless integration of the most commonly used desktop applications. The Company's suite of products is based upon a document-centric concept, with common commands and extensive use of object linking and embedding (OLE) cross-application capabilities. Microsoft Office comes in two editions, Standard and Professional. The Standard Edition includes Microsoft Word, Microsoft Excel, the Microsoft PowerPoint(R) presentation graphics program, and a workstation license for Microsoft Mail. The Standard Edition is available for Windows and Macintosh operating systems. The Microsoft Office Professional Edition for Windows adds the Microsoft Access(R) database.

WORD PROCESSING

The Company's word processing program is Microsoft Word. Microsoft Word for the MS-DOS operating system was introduced in 1983. Since its first release, Microsoft Word has been enhanced with innovations that make it easier for users to do everyday word processing tasks. Microsoft Word for Windows provides all the features that users of word processing products expect in the Windows graphical environment, plus the ability to handle graphics, tables, spreadsheet data, charts, and images imported from other Windows-based software programs. The Company also has a version for the Macintosh operating system.

SPREADSHEETS

The Company's spreadsheet program is Microsoft Excel, which is available for the Windows and Macintosh operating systems. It is an integrated spreadsheet with database and business graphics capabilities. Microsoft Excel allows full linking and embedding of objects that permits users to view and edit graphics or charts from other Windows-based programs from the worksheet in which the object is stored. Microsoft Excel graphics capabilities can be linked to its spreadsheets to allow simultaneous changes to charts as changes are made to the spreadsheets. Microsoft Excel was first introduced in 1985 for the Apple Macintosh. Microsoft Excel for Windows was introduced in 1987.

GRAPHICS

Microsoft PowerPoint is a presentation graphics program for producing slides, transparencies, overheads, and prints. The Company markets versions of PowerPoint for Microsoft Windows and the Macintosh.

PROJECT MANAGEMENT

Microsoft Project is a critical path project scheduling and resource allocation program that runs on Windows and Macintosh operating systems. The product can perform as a budgeting, monitoring, and cost estimating tool for large business projects and as a critical path and schedule planning tool.


                                                              DEVELOPER PRODUCTS

The Developer Division provides software development tools, database products, and technical information to Windows developers worldwide. These products and services help independent software developers, corporate developers, solutions developers, and hobbyists create a wide variety of applications, primarily for Windows and Windows NT.

DATABASE PRODUCTS

Database products control the maintenance and utilization of structured data organized into a set of records or files. The Company offers database products which span the needs of individual users up to large corporations. These products include Microsoft Access, Microsoft FoxPro(R), Microsoft SQL Server, and a variety of database connectivity technologies. Microsoft Access is a relational database management application, also offered in conjunction with Microsoft Office, which provides access to structured business data.
Microsoft FoxPro is a desktop database development tool which is compatible with the industry standard xBase development language. FoxPro supports xBase applications on MS-DOS, Windows, Windows NT, Macintosh, and UNIX. The Open Database Connectivity (ODBC) product provides access and connectivity to read and write to various databases from other computer industry vendors from within Microsoft Windows applications.

SOFTWARE DEVELOPMENT TOOLS AND COMPUTER LANGUAGES

Software development tools and computer languages allow software developers to write programs in a particular computer language and translate programs into a binary machine-readable set of commands that activate and instruct the hardware. The Company develops and markets a number of software development environments, language compilers, and software testing tools. In 1994, the Company shipped Microsoft Visual C++(TM) development system for 16 and 32-bit application development on Windows and Windows NT. The Microsoft Visual Basic(TM) programming system for the Windows operating system provides easy access to a wide variety of data sources by integrating the Microsoft Access database engine and the ability to leverage investments in commercial applications through OLE 2.0. Additionally, the Company offers professional, highly-integrated development environments in the Assembly and FORTRAN languages for MS-DOS, Windows, and Windows NT.

DEVELOPER INFORMATION PRODUCTS

The Company supplies software developers with technical and support information which is critical for successful development on Windows and Windows NT. Developers subscribe to the Microsoft Developer Network (MSDN) information service and receive quarterly updates on CD-ROMs, magazines, and electronically via several on-line information services.


                                                               CONSUMER PRODUCTS

The Microsoft Consumer division develops and markets useful, enjoyable, and fundamental software and services for small businesses, schools, and homes.
The division is developing a synergistic product line focusing on several categories of home software usage, including Personal Tools, Personal Transactions, Family Reference/Information, Lifestyle, Entertainment, and Kids. Many of the Family Reference/Information and Lifestyle titles are available on CD-ROM. The Consumer division is also responsible for hardware input devices such as the Microsoft Mouse and the Microsoft BallPoint Mouse.

PERSONAL TOOLS

The Company's leading Personal Tools products are Microsoft Works and Microsoft Publisher. The Company markets versions of Microsoft Works that run on the Windows, MS-DOS, and Macintosh operating systems. Microsoft Works is an integrated software program that contains word processing with spell-checking and thesaurus; spreadsheet with charting; and database with reporting capabilities. Microsoft Works allows the easy exchange of information from one tool to another. A large percentage of Microsoft Works is licensed through the OEM channel in addition to the finished goods channels. Microsoft Publisher is an easy-to-use, entry-level desktop publishing tool for the Windows operating system. Publisher features PageWizards(TM) design assistants, an interactive tool that automates the design process of 12 custom publications, including newsletters, calendars, greeting cards, and invitations.

PERSONAL TRANSACTIONS

Microsoft Money is a financial organization product that provides the user with a variety of features for tracking personal or business expenses. Introduced in 1991, Microsoft Money runs on the Windows operating system and provides easy tracking of account balances, income, and expenses, as well as quick reporting and charting of financial information.

FAMILY REFERENCE/INFORMATION

Reference and information titles include Microsoft Encarta(TM) and Microsoft Bookshelf(R), which are both available for Windows and Macintosh operating systems. The Encarta multimedia encyclopedia database blends 9 million words of text in 26,000 articles with a wealth of innovative, interactive information presented through animations, videos, maps, charts, sounds, and pictures. Bookshelf is a multimedia reference library for the desktop PC that integrates seven well-respected and authoritative works on one compact disc. As a source of general reference information, Bookshelf includes a dictionary, world atlas, world almanac, thesaurus, concise encyclopedia, and two books of quotations.

LIFESTYLE

Lifestyle titles include Microsoft Dinosaurs, Microsoft Dangerous Creatures, Microsoft Ancient Lands, and Microsoft Cinemania(TM), an interactive guide to the movies with entries for 19,000 films. Musical titles include Microsoft
Beethoven: The Ninth Symphony, Microsoft Stravinsky: The Rite of Spring, Microsoft Mozart: Dissonant Quartet, Microsoft Multimedia Strauss for Windows, and Microsoft Musical Instruments.

ENTERTAINMENT

The Company also has a line of entertainment products. The Company has marketed Microsoft Flight Simulator(TM) since 1983. Licensed from Bruce Artwick Organization Ltd., Microsoft Flight Simulator has been updated several times and is available for MS-DOS and Macintosh operating systems. Microsoft Golf was introduced in 1992. Licensed from Access Software, Inc., the product is a realistic simulation of the sport of golf for the Windows operating system.

KIDS

Titles for children include Microsoft Creative Writer and Microsoft Fine Artist. Creative Writer is a full-featured creative writing and publishing program; Fine Artist is a comprehensive art program. Both products take advantage of the computer's ability to integrate text, high-quality graphics, sound, and animation to produce an enriching creative experience for children. In September 1994, The Company released the first in a series of products based on the popular children's books and television series, Magic School Bus.

INPUT DEVICES

The Company's major hardware product is the Microsoft Mouse, a hand-held pointing device that facilitates editing of text on the screen. It can be used with MS-DOS and Windows operating systems and works with many applications products from Microsoft and other companies. The mouse for the Intel microprocessor-based PC was first introduced in 1983. The mouse is sold separately or with Microsoft Windows.

In 1991, the Company began marketing the Microsoft BallPoint(R) Mouse, designed especially for use with laptop and notebook computers. The BallPoint Mouse is shipped with a universal clamp that fits on the keyboards of most laptop computers and a positioner that allows the user to adjust the angle of the mouse to the keyboard. In August 1994, the Company began shipping the Microsoft Natural Keyboard, an ergonomically superior keyboard input device.


                                                                 MICROSOFT PRESS

Founded in 1983, Microsoft Press publishes books about software products from Microsoft and other software developers and about current developments in the industry. Books published by Microsoft Press typically are written and copyrighted by independent authors who submit their manuscripts to the Company for publication and who receive royalties based on net revenues generated by the product.

Microsoft Press contracts with an independent commercial printer for the manufacturing of its books. Publisher's Resources, Inc. acts as the Company's main fulfillment house in the United States, maintaining the majority of the inventory of Microsoft Press books. Books are marketed by independent sales representatives and by Microsoft Press sales personnel. Internationally, Microsoft Press has numerous international agreements with publishers for the worldwide distribution of its books. Microsoft Press has granted a publisher in England the right to distribute English language versions of its books in all countries except the United States, Canada, Central and South America, and certain Asian countries. In most cases, Microsoft Press provides each publisher with a book's manuscript, and the publisher arranges for its translation and the printing, marketing, and distribution of the translated version.

LOCALIZATION

Microsoft has a practice of localizing its products, including user messages and documentation, for distribution in other countries. Thus, in France, for example, all user messages and documentation are in French and all monetary references are in French francs, and in the United Kingdom, monetary references are in pounds and user messages and documentation reflect certain British conventions. Various Microsoft products have been localized into more than 30 languages.

MARKETING AND DISTRIBUTION

Microsoft aligns its sales and marketing people with three customer types: end users, organizations, and OEMs. The Company's sales and marketing staff builds long-term relationships with these customers of Microsoft products. Microsoft has four major channels of distribution which deliver product to end users: finished goods in the U.S. and Canada, Europe, and Other International; and OEM.

The end user customer unit has responsibility for activities that target end users who make individual buying decisions for the PCs they use at work or home. As such, the end user unit handles distributor and reseller relationships; reseller sales terms and conditions; channel marketing and promotions; end user marketing programs; support policies; and seminars, events, and sales training for resellers. Key products are the Company's personal operating systems and consumer and desktop applications.

The organization customer unit has responsibility for activities that target groups of users in large, medium, and small organizations. The unit works with Solutions Providers, the Microsoft Consulting Services division, and directly with organizations to create enterprise-wide solutions to business computing problems. The unit handles computing strategy for organizations; consulting strategy for organizations and Solutions Providers; vertical marketing programs; and large account licensing programs. Additionally, the unit is responsible for the technical training of Solutions Providers and channel resellers; support policies; and seminars, events, and sales training for resellers and Solutions Providers. Key products are the Company's business systems, developer software, and software licensed via large corporate account programs.

The OEM customer unit includes the sales force which works with original equipment manufacturers who include Microsoft software on their PCs.

FINISHED GOODS CHANNELS

DISTRIBUTORS AND RESELLERS: The Company markets its products in the finished goods channels primarily through independent, non-exclusive distributors and resellers. Distributors include Computer 2000, Ingram Micro, and Merisel. Resellers include Corporate Software, Egghead Software, Softmart, and Software Spectrum. Microsoft has a network of field sales representatives and field support personnel who solicit orders from distributors and resellers and provide product training and sales support.

LARGE ACCOUNTS: The Company has a program designed to make it easier for large organizations to acquire and maintain Microsoft products. The program, Microsoft Select, offers flexible software acquisition, licensing, and maintenance options specially designed to meet the needs of large multinational organizations. Targeted audiences include technology specialists and influential end users in large enterprises. Marketing efforts and fulfillment are generally coordinated with the Microsoft network of large account resellers.

SOLUTIONS PROVIDERS: The Microsoft Solutions Providers is a comprehensive support relationship with independent companies who provide integration, development, training, and support for business computing solutions. The program supports value-added resellers, system integrators, consultants, and training organizations. Under this business partnership strategy, the Company provides sales and product information, development services, early access to Microsoft products, and customer support tools including priority telephone support, education, and business development support. To ensure high-quality technical services for the Company's products, Microsoft Solutions Providers are required to have Microsoft-certified professionals on staff.

CONSULTING SERVICES: The Company's Consulting Services Division assists customers in using the Company's computer operating systems, applications, and communications products. The group works with Solutions Providers and helps create enterprise-wide computing solutions for large corporate accounts.

DIRECT MARKETING: Microsoft uses direct marketing techniques aimed at existing and potential users of the Company's products. Programs are typically directed through the mail, utilizing lists of targeted individuals. The Company uses direct marketing to promote sales of new versions of products to existing users. Fulfillment of product to the end user is accomplished by either direct shipment or through resellers.

INTERNATIONAL SALES SITES: The Company has established marketing, support, and/or distribution subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Colombia, the Czech Republic, Denmark, Dubai, Ecuador, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, Morocco, the Netherlands, New Zealand, Norway, People's Republic of China, Peru, Poland, Portugal, Puerto Rico, Russia, Singapore, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, the United Kingdom, and Venezuela.

The Company's international operations, both OEM and finished goods, are subject to certain risks common to foreign operations in general, such as governmental regulations, import restrictions, and foreign exchange rate fluctuations. Information with respect to international operations and export sales may be found on page 17 of the 1994 Annual Report to Shareholders, which is incorporated herein by reference.

OEM CHANNEL

The Company's operating systems are licensed primarily to OEMs under agreements that grant the OEMs the right to distribute copies of Microsoft's products with the OEMs' microcomputers. The Company also markets certain language and applications programs to OEMs under similar arrangements. In addition, the Company markets the Microsoft Mouse and BallPoint Mouse to OEMs for distribution to buyers of the OEMs' computers. In almost all cases, the products are distributed under Microsoft trademarks. The Company has OEM agreements covering one or more of its products with virtually all of the major microcomputer OEMs, including AST Research, DEC, Dell, Compaq, Fujitsu, Gateway 2000, IBM, NEC, Olivetti, Packard Bell, Toshiba, Unisys, and Zenith.

ADVERTISING

The Company works closely with large advertising and direct marketing firms. Advertising, direct marketing, worldwide packaging, and marketing materials are targeted to various end-user segments. The Company utilizes broad consumer medium (television, radio, and business publications) and trade publications. Microsoft also invests heavily in direct marketing and customer satisfaction areas. In 1995, the Company plans to spend more than $100 million on a broad campaign emphasizing Microsoft brand identity.

PRODUCT SUPPORT

The Company's Product Support Services group, with locations in the U.S. and in Microsoft subsidiaries, provides product support coverage options to meet the needs of users of Microsoft products. The Company hires individuals with proven product expertise and provides them with productivity tools, continuous product education and training, and consistent processes to deliver quality support for Microsoft products. Coverage options range from standard no-charge toll telephone support to fee-based offerings providing unlimited 800# telephone and electronic technical support across all Microsoft products 24 hours per day, 7 days per week.

Users have access to Microsoft KnowledgeBase, a repository of over 55,000 technical articles that is updated regularly with useful information regarding Microsoft products. Microsoft provides access to KnowledgeBase via CompuServe(R), GEnie(TM), Prodigy, America Online, and Internet. Additionally, the Company offers two information subscription services: Microsoft TechNet and Microsoft Developer Network.

As a supplement or alternative to direct support, the Company enhances the third party support channel by providing Microsoft Solutions Providers with education, training, tools, and support. Microsoft Solutions Providers include Authorized Training Centers, which offer advanced product education and certification on Microsoft products; and Authorized Support Centers, which provide a wide spectrum of multinational support, multivendor support, and integration services.

CUSTOMERS

As described above, Microsoft has three customer types: end users, organizations, and OEMs. The Company believes that most of the end users of its products are individuals in businesses, government agencies, educational institutions, and at home. These end users obtain Microsoft products primarily through distributors, resellers, and OEMs, which include certain Microsoft products with their hardware. Notes to Financial Statements on page 13 of the 1994 Annual Report to Shareholders describe customers that represent more than 10% of the Company's revenues. The Company's practice is to ship its products promptly upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

PRODUCT DEVELOPMENT

The microcomputer software industry is characterized by rapid technological change, which requires a continuous high level of expenditures for enhancing existing products and developing new products. The Company is committed to continued expenditures for research and product development.

Most of the Company's software products are developed internally. The Company also purchases technology, licenses intellectual property rights, and oversees third party development for certain products. Product documentation is also created internally. Internal development enables Microsoft to maintain closer technical control over the products and gives the Company the freedom to designate which modifications and enhancements are most important and when they should be implemented. The Company has created a substantial body of proprietary development tools and has evolved a development methodology for creating and enhancing its products. These tools and methodology are also designed to simplify a product's portability among different operating systems or computers.

The Company believes that a crucial factor in the success of a new product is getting it to market quickly to respond to a new user need or an advance in hardware design, without compromising product quality. The Company strives to become as informed as possible at the earliest possible time about technological advances and changing usage patterns.

During fiscal years 1992, 1993, and 1994, the Company spent $352 million, $470 million, and $610 million, respectively, on product research and development activities. Those amounts represented 12.8%, 12.5%, and 13.1%, respectively, of net revenues in each of those years.

COMPETITION

The microcomputer software market is intensely competitive and subject to rapid change. The Company's competitors include many independent software vendors, such as Lotus Development, Oracle, and Novell. These companies generally have a narrower focus than the Company in product offerings such as spreadsheets, relational databases, word processors, and networking software.

Large personal computer OEMs are devoting significant resources to creating operating systems, notably IBM, Apple Computer, and Sun Microsystems. Microsoft markets its operating systems products to OEMs and end users. The Company competes for that business with the large OEMs and joint ventures of OEMs, and independent systems software vendors, such as Novell.

The Company believes that the principal competitive factors in marketing microcomputer software are the product's reputation, features and functions, ease of use, reliability, price relative to performance, timeliness of delivery, and availability and quality of support services. There is no assurance that the Company's competitive position will not be adversely affected by one or more of these factors in the future.

See "Outlook: Issues and Risks" on page 6 of the 1994 Annual Report to Shareholders, which is incorporated herein by reference.

PRODUCT PROTECTION

Microsoft regards the intellectual property used in its software as proprietary and attempts to protect it with copyrights, patents, trade secret laws, internal and external nondisclosure safeguards, and restrictions on disclosure and transfer that are incorporated into its software license agreements. Despite these restrictions, it is possible for competitors and users to copy aspects of the Company's products or to obtain and use information that the Company regards as proprietary. Existing laws protecting intellectual property are helpful but imperfect aids in preventing unauthorized copying and use of the Company's products. Monitoring and identifying unauthorized copying and use of software can be difficult, and software piracy is a persistent problem for the software industry. Piracy is particularly acute in international markets. Some of the Company's products distributed internationally use electronic copy protection to assist in preventing unauthorized copies, but the more typical Company antipiracy strategy is to work with others in the industry to secure the passage of appropriate laws protecting software, to educate the market and persuade users about the benefits of legitimate software, and to participate in selective enforcement actions.

MANUFACTURING

The Company has manufacturing facilities located in the United States, Puerto Rico, and Ireland. The Company's manufacturing operations involve the duplication of disks, assembly of purchased parts, and final packaging. Quality control tests are performed on purchased parts, duplicated disks, and finished products. The chief materials and components used in Microsoft products include disks, books, and multicolor printed materials. The Company is often able to acquire component parts and materials on a volume discount basis. The Company has multiple sources for raw materials, supplies, and components.

The Company contracts a portion of its manufacturing activity to third parties. Outside manufacturers produce software products, documentation, and hardware such as mouse pointing devices. There are other custom manufacturers in the event that products become unavailable from current sources.

EMPLOYEES

As of June 30, 1994, the Company employed 15,257 people, 10,264 domestically and 4,993 internationally. Of the total, 4,417 were in product research and development, 8,079 in sales, marketing, and support, 1,344 in manufacturing and distribution, and 1,417 in finance and administration. Microsoft's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes that relations with its employees are excellent.

Item 2.   Properties

The Company's corporate offices consist of approximately two million square feet of office building space located in Redmond, Washington. There are two sites that total approximately 300 acres of land. The Company is constructing a 225,000 square foot office building, which is expected to be completed in the spring of 1995. Additionally, construction has started on another series of office buildings with approximately 675,000 square feet of space. Occupancy is expected by the end of calendar 1995. The Company owns all of its corporate campus.

The Company's domestic manufacturing and distribution operation consists of a 265,000 square foot facility situated on 23 acres in nearby Snohomish County, Washington, and a 45,000 square foot disk duplication facility in Humacao, Puerto Rico. The Puerto Rican facility, which began operation in April 1990, is leased under a 10-year lease, with an option to renew for an additional 10 years. The Company's European manufacturing operation consists of a 155,000 square foot facility situated on 12 acres in Dublin, Ireland. The Ireland site also includes a 25,000 square foot office building for international localization.

The Company owns a 65,000 square foot office building on seven acres of land near London, England. In Les Ulis, France, the Company owns a 110,000 square foot office building on four acres of land.

In addition, the Company leases office space in numerous locations in the United States and many other countries.

Item 3.   Legal Proceedings

The Company is currently involved in litigation with Apple Computer, Inc. and Wang Laboratories, Inc. The information set forth in Notes to Financial Statements on page 15 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 4.   Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the last quarter of fiscal 1994.

EXECUTIVE OFFICERS OF THE REGISTRANT

   The executive officers of the Company as of September 9, 1994 were as follows:

     NAME                         AGE         POSITION WITH THE COMPANY
     William H. Gates             38          Chairman of the Board; Chief Executive Officer
     Steven A. Ballmer            38          Executive Vice President, Sales and Support
     Michael J. Maples            52          Executive Vice President, Products
     Roger J. Heinen, Jr.         43          Senior Vice President, Developer Division
     Frank M. (Pete) Higgins      36          Senior Vice President, Desktop Applications Division
     Joachim Kempin               52          Senior Vice President, OEM Sales Division
     Paul A. Maritz               39          Senior Vice President, Systems Division
     Nathan P. Myhrvold           35          Senior Vice President, Advanced Technology
     William H. Neukom            52          Senior Vice President, Law and Corporate Affairs; Corp. Secretary
     Jeffrey S. Raikes            36          Senior Vice President, Microsoft North America
     Bernard P. Vergnes           49          Vice President, Microsoft; President, Microsoft Europe
     James E. Allchin             42          Vice President, Business Systems Division
     Michael W. Brown             48          Vice President, Finance; Chief Financial Officer
     Raymond A. Emery             52          Vice President, Operations
     Richard W. Fade              39          Vice President, Advanced Technology Sales
     Michel Lacombe               43          Vice President, End User Customer Business Unit, Europe
     Jonathan D. Lazarus          43          Vice President, Strategic Relations
     Robert L. McDowell           48          Vice President, Strategic Enterprise Services
     Craig J. Mundie              45          Vice President, Advanced Consumer Technology
     Michael R. Murray            39          Vice President, Human Resources
     G. Christopher Peters        35          Vice President, Office Business Unit
     Richard F. Rashid            42          Vice President, Research
     Darryl E. Rubin              40          Vice President, Software Strategy
     Brad A. Silverberg           40          Vice President, Personal Operating Systems Division
     Rolf B. Skoglund             40          Vice President, Organization Customer Business Unit, Europe
     Christopher F. Smith         59          Vice President, International Operations
     Charles G. V. Stevens        37          Vice President, Far East
     Patricia Q. Stonesifer       38          Vice President, Consumer Division
     Deborah N. Willingham        38          Vice President, Product Support Services

Mr. Gates was a founder of the Company and has been its Chief Executive Officer and Chairman of the Board since the Company's predecessor partnership was incorporated in 1981. From 1975 to 1981, Mr. Gates was a partner with Paul Allen, Microsoft's other founder, in the predecessor partnership.

Mr. Ballmer was named Executive Vice President, Sales and Support in February 1992. He had been Senior Vice President, Systems Software since 1989. From 1984 until 1989, Mr. Ballmer served as Vice President, Systems Software. Since joining the Company in 1980, Mr. Ballmer has also served as Assistant to the President; Vice President, Corporate Staffs; and Vice President, Marketing.

Mr. Maples was named Executive Vice President, Products in February 1992. He had been Senior Vice President, Applications Software since 1991. Mr. Maples joined the Company as Vice President, Applications Software in 1988, after 23 years with International Business Machines Corporation. At IBM, Mr. Maples was Director of Software Strategy from 1986 to 1988, and prior to 1986 held a variety of positions in marketing and product development.

Mr. Heinen joined Microsoft as Senior Vice President, Developer Division in January 1993. He had been Senior Vice President and General Manager of the Macintosh Software Division at Apple Computer, Inc. from 1990 to 1993. Prior to 1990, Heinen was a corporate consulting engineer for software at Digital Equipment Corporation.

Mr. Higgins was named Senior Vice President, Desktop Applications Division in March 1993. He had been Vice President, Desktop Applications Division since 1992 and previously, Vice President, Analysis Business Unit since 1991. Mr. Higgins joined Microsoft in 1983 and has held various positions in product and program management, including General Manager of the Analysis Business Unit.

Mr. Kempin was named Senior Vice President, OEM Sales Division in August 1993. He had been Vice President, OEM Sales since 1987. Mr. Kempin had served as General Manager of Microsoft's German subsidiary since its inception in 1983.

Mr. Maritz was named Senior Vice President, Systems Division in February 1992. He had been Vice President, Advanced Operating Systems since 1989. Mr. Maritz joined Microsoft in 1986 and served as General Manager for Networks and XENIX.

Mr. Myhrvold was named Senior Vice President, Advanced Technology in July 1993. He had been Vice President, Advanced Technology and Business Development since 1989. Mr. Myhrvold joined Microsoft in 1986 and served as Director of Special Projects prior to his promotion.

Mr. Neukom was named Senior Vice President, Law and Corporate Affairs in February 1994. He joined the Company in 1985 as Vice President. Mr. Neukom formerly was a member of the Seattle law firm of Shidler McBroom Gates & Lucas (now Preston Gates & Ellis), the Company's outside law firm.

Mr. Raikes was named Senior Vice President, Microsoft North America in January 1992. He had been Vice President, Office Systems since 1990. Mr. Raikes came to Microsoft in 1981 and has held a variety of management positions, including General Manager of the Office Business Unit.

Mr. Vergnes is a Senior Vice President of Microsoft and was named President, Microsoft Europe in April 1992. He had been Vice President, Europe since 1989. Mr. Vergnes served as General Manager of Microsoft's French subsidiary since its inception in 1983.

Mr. Allchin was named Vice President, Business Systems Division, effective July 1991. Prior to joining Microsoft in 1991, Mr. Allchin spent seven years at Banyan Systems, Inc., where he held numerous positions, most recently Senior Vice President and Chief Technology Officer.

Mr. Brown was named Chief Financial Officer in August 1994 and Vice President, Finance in April 1993. He had been Treasurer since February 1990, after joining Microsoft in January 1990. Previously, Mr. Brown was a partner in the accounting firm Deloitte & Touche, the Company's independent auditors.

Mr. Emery was named Vice President, Operations in April 1993. He had been General Manager of Worldwide Manufacturing since joining Microsoft in July 1990. From 1988 to 1990, Mr. Emery was Divisional General Manager of Prestolite Electric, Inc.

Mr. Fade was named Vice President, Advanced Technology Sales in June 1994. He had served as Vice President, Far East Region since August 1992. Since joining Microsoft in 1986, he has served as Director, Far East OEM Sales; Director, U.S. OEM Sales; and Group Sales Manager, Microsoft OEM Division.

Mr. Lacombe was named Vice President, End User Customer Unit, Europe in April 1994. Mr. Lacombe joined Microsoft in 1983 as retail sales manager in the Company's French subsidiary before being promoted to general manager of the subsidiary in 1989. He was appointed Regional Director of Southern Europe in May 1991.

Mr. Lazarus was named Vice President, Strategic Relations in April 1994. He had served as Vice President, Systems Marketing since April 1992. Mr. Lazarus had been General Manager of System Software Marketing after having joined Microsoft in 1986 as the Director of Systems Strategy and Publisher of Microsoft Systems Journal.

Mr. McDowell joined Microsoft as Vice President, Strategic Enterprise Services in March 1990. Mr. McDowell came to Microsoft from Ernst & Young, where he was a partner and National Director of Strategic Business Systems. From 1983 to 1989, he was a partner with Arthur Young.

Mr. Mundie was named Vice President, Advanced Consumer Technology in July
1993. He joined Microsoft as General Manager, Advanced Consumer Technology Group in December 1992. Previously, Mr. Mundie had been CEO of Alliant Computer Systems Corporation, which declared bankruptcy on May 25, 1992 and was liquidated.

Mr. Murray was named Vice President, Human Resources and Administration in December 1991. He joined Microsoft in 1989 as General Manager of the Network Business Unit. Previously, Mr. Murray was President of Dataline, a systems integrator. He also held general management positions at Hewlett-Packard, Convergent Technologies, and Apple Computer.

Mr. Peters was named Vice President, Office Product Unit, effective November 1993. Prior to his promotion, he was general manager of the Word business unit. Mr. Peters was involved in the development of several key products since joining Microsoft in 1981.

Mr. Rashid was named Vice President, Research, effective July 1994. Since joining Microsoft in 1991, he was director of research. Mr. Rashid was Professor of Computer Science at Carnegie Mellon University, where he was on the faculty since 1979.

Mr. Rubin was named Vice President, Software Strategy, effective February 1990. Mr. Rubin joined Microsoft in 1986 and prior to his promotion held several management positions in the Network Development Division, most recently as Chief Architect.

Mr. Silverberg joined Microsoft in August 1990 as Vice President, Personal Operating Systems Division. From 1987 until joining Microsoft, Mr. Silverberg served as Vice President, Engineering for Borland International, Inc.

Mr. Skoglund was named Vice President, Organization Customer Unit, Europe in April 1994. Mr. Skoglund joined Microsoft in 1985 as general manager of the Company's Swedish subsidiary. He was appointed Regional Director of Northern Europe in May 1991.

Mr. Smith was named Vice President, International Operations, effective July 1990. From 1987, when Mr. Smith joined Microsoft, until his promotion, he served as Senior Director, European Operations.

Mr. Stevens was named Vice President, Far East, effective June 1994. He had been general manager of worldwide business strategy for the sales and support divisions and before that general manager of database products. Mr. Stevens joined Microsoft in 1984.

Ms. Stonesifer was named Vice President, Consumer Division in June 1993. She had been Vice President, Support since 1992 and General Manager of Product Support Services since 1991. Previously, she was General Manager of Microsoft Canada and before that, General Manager for Microsoft Press. Prior to joining Microsoft in 1988, Ms. Stonesifer was with Que Corporation, a publisher of books for computer users.

Ms. Willingham was named Vice President, Product Support Services in April 1994. She joined Microsoft in 1993 as general manager of end user support, and was later responsible for worldwide technical support strategy and all U.S. technical support personnel and operations. Prior to joining Microsoft, Ms. Willingham was director of IBM's Worldwide Manufacturing Technical Center in its application business systems unit.

                                    PART II

Item 5.   Market for Registrant's Common Stock and Related Stockholder Matters

The information set forth on page 18 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 6.   Selected Financial Data

The information set forth on page 19 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth on pages 3, 4, 5, 6, 7, 11, and 12 of the 1994 Annual Report to Shareholders is incorporated herein by reference.

Item 8.   Financial Statements and Supplementary Data

The following financial statements and supplementary financial information for the Company and report of independent auditors set forth on pages 2, 8, 9, 10, and 13 through 17 of the 1994 Annual Report to Shareholders are incorporated herein by reference:

    o Income Statements for each of the three years in the period ended June 30, 1994

    o   Balance Sheets as of June 30, 1994 and 1993

    o Statements of Stockholders' Equity for each of the three years in the period ended June 30, 1994

    o Cash Flows Statements for each of the three years in the period ended June 30, 1994

    o   Report of Independent Auditors

    o   Notes To Financial Statements

    o   Quarterly Financial And Market Information

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10.   Directors and Executive Officers of the Registrant

Information with respect to Directors may be found under the caption "Election of Directors and Management Information" on pages 1 and 2 of the Company's Proxy Statement dated September 27, 1994, for the Annual Meeting of Shareholders to be held October 28, 1994 (the "Proxy Statement"). Such information is incorporated herein by reference. Information with respect to Executive Officers may be found on pages 11 through 13 hereof, under the caption "Executive Officers of the Registrant."

Item 11.   Executive Compensation

The information in the Proxy Statement set forth under the captions "Information Regarding Executive Officer Compensation" on pages 4 through 7 and "Information Regarding the Board and its Committees" on page 2 is incorporated herein by reference.

Item 12.   Security Ownership of Certain Beneficial Owners and Management

The information set forth under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" on page 3 of the Proxy Statement is incorporated herein by reference.

Item 13.   Certain Relationships and Related Transactions

The information set forth under the caption "Certain Transactions" on page 7 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

Item 14.   Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Documents filed as part of Form 10-K

     1.  Financial Statements

         The financial statements of the Company as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

     2.  Financial Statement Schedules

        Schedule                                                                                           Page
         Number      Description                                                                          Number
        --------     -----------                                                                          ------
           II        Amounts Receivable from Related Parties and Underwriters, Promoters,
                     and Employees other than Related Parties                                               18
          VIII       Valuation and Qualifying Accounts                                                      19
            X        Supplementary Income Statement Information                                             20

        The independent auditors' report with respect to the above-listed financial statement schedules appears on page 21 of this report on Form 10-K. Financial statement schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

    3.  Exhibit Listing

         Exhibit
         Number      Description
         -------     -----------
           3.1       Restated Articles of Incorporation
           3.2       Bylaws
          10.1       Microsoft Corporation 1991 Stock Option Plan
          10.2       Microsoft Corporation 1981 Stock Option Plan (1)
          10.3       Microsoft Corporation Stock Option Plan for Non-Employee Directors
          10.4       Microsoft Corporation Stock Option Plan for Consultants and Advisors
          10.5       Microsoft Corporation 1991 Employee Stock Purchase Plan
          10.6       Microsoft Corporation Savings Plus Plan
          10.7       Trust Agreement dated June 1, 1993 between Microsoft Corporation and First
                       Interstate Bank of Washington (2)
          10.8       Form of Indemnification Agreement (2)
          11.        Computation of Earnings Per Share
          13.        1994 Annual Report to Shareholders
          21.        Subsidiaries
          23.        Independent Auditors' Consent
          27.        Financial Data Schedule

         Exhibit
         Number      Description
         -------     -----------
          99.1       Financial Statements for the Microsoft Corporation 1991 Employee Stock Purchase
                       Plan for the Three Years Ended June 30, 1994
          99.2       Financial Statements for the Microsoft Corporation Savings Plus Plan for the Year Ended
                       December 31, 1993 and the Nine Months Ended December 31, 1992

________________

(1)   Incorporated by reference to Registration Statement 33-37623 on Form S-8.
(2) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1993.

(b)  Reports on Form 8-K

      No reports on Form 8-K were filed during the last quarter of fiscal 1994.

   SCHEDULE II --- AMOUNTS RECEIVABLE FROM RELATED PARTIES AND UNDERWRITERS,
              PROMOTERS, AND EMPLOYEES OTHER THAN RELATED PARTIES
                                 (In thousands)

                                                                                                       Balance
                               Balance            Additions                 Deductions             at End of Period
                            at Beginning    ---------------------    ------------------------    --------------------
                              of Period     Principal    Interest    Collected    Written Off    Current    Long-term
                            ------------    ---------    --------    ---------    -----------    -------    ---------
Year ended June 30, 1992:
  Brad A. Silverberg (1)        $264          $ --          $13        $  52         $ --         $ --       $225
  Paul J. Leach (2)               --           250            1          251           --           --         --
                                ----          ----          ---         ----         ----         ----       ----
                                $264          $250          $14         $303         $ --         $ --       $225
                                ====          ====          ===         ====         ====         ====       ====
Year ended June 30, 1993:
  Brad A. Silverberg (1)        $225          $ --          $ 5         $230         $ --         $ --       $ --
  Craig J. Mundie (3)             --           250            6           --           --           --        256
                                ----          ----          ---         ----         ----         ----       ----
                                $225          $250          $11         $230         $ --         $ --       $256
                                ====          ====          ===         ====         ====         ====       ====
Year ended June 30, 1994:
  Craig J. Mundie (3)           $256          $ --          $16         $ --         $ --         $ --       $272
                                ====          ====          ===         ====         ====         ====       ====

____________________

(1) Consisted of a promissory note for $300,000 dated August 20, 1990, bearing interest at 8 1/2% simple interest during the first year and 5 1/2% during the second year. For the third year the interest rate was 3.48%. The note was paid February 11, 1993.
(2) Consisted of a 90-day interest free promissory note for $250,000 dated September 3, 1991. After 90 days, the note bore interest at 10% per annum simple interest and was paid December 27, 1991.
(3) Consists of a promissory note for $250,000 dated February 5, 1993 which bears interest at the rate of 6.25% per annum simple interest. The note is due in five years, with accelerated payments in accordance with a stock option exercise schedule.

             Schedule VIII --- VALUATION AND QUALIFYING ACCOUNTS
                                (In millions)

                                      Balance at  Charged to  Charged to             Balance at
                                      Beginning   Costs and     Other                   End of
                                      of Period    Expenses    Accounts   Deductions    Period
                                      ----------  ----------  ----------  ----------  ---------
Allowance for doubtful accounts:

   Year ended June 30, 1992. . . . . .   $36           $26         --         $ 5         $57
   Year ended June 30, 1993. . . . . .    57            47         --          28          76
   Year ended June 30, 1994. . . . . .    76            27         --          11          92

         SCHEDULE X --- SUPPLEMENTARY INCOME STATEMENT INFORMATION (1)
                                 (In millions)

                                                 Charged to Costs and Expenses
                                                       Year Ended June 30
                                                 -----------------------------
                                                  1992       1993       1994
                                                  ----       ----       ----
Royalties . . . . . . . . . . . . . . . . . .     $21        $ 36       $ 60
Advertising costs . . . . . . . . . . . . . .      87         101        107

- -------------------
(1) The amounts for maintenance and repairs; amortization of intangible assets, preoperating costs and similar deferrals; and taxes other than payroll and income taxes are not reported as these items did not exceed 1% of total revenues.

                         INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the financial statements of Microsoft Corporation and subsidiaries as of June 30, 1994 and 1993, and for each of the three years in the period ended June 30, 1994, and have issued our report thereon dated July 20, 1994; such financial statements and report are included in your 1994 Annual Report to Shareholders and are incorporated herein by reference. Our audits also included the financial statement schedules of Microsoft Corporation and subsidiaries, listed in Item 14(a)2. These financial statement schedules are the responsibility of the Company's management. Our responsibility is to express an opinion based on our audits. In our opinion, such financial statement schedules, when considered in relation to the basic financial statements taken as a whole, present fairly in all material respects the information set forth therein.




/s/ DELOITTE & TOUCHE

Seattle, Washington
July 20, 1994

                                   SIGNATURES

         Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on September 23, 1994.

                                          MICROSOFT CORPORATION


                                          By       /s/ Michael W. Brown
                                             ---------------------------------
                                          Michael W. Brown,
                                          Vice President, Finance;
                                          Chief Financial Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 23, 1994.

            SIGNATURE                                 TITLE
            ---------                                 -----
     /s/  William H. Gates                Chairman of the Board of Directors
- ----------------------------------           amd Chief Executive Officer
          William H. Gates


      /s/  Paul G. Allen                             Director
- ----------------------------------
           Paul G. Allen


    /s/  Richard A. Hackborn                         Director
- ----------------------------------
         Richard A. Hackborn


      /s/ David F. Marquardt                         Director
- ----------------------------------
          David F. Marquardt


      /s/  Robert D. O'Brien                         Director
- ----------------------------------
           Robert D. O'Brien


      /s/  Wm. G. Reed, Jr.                          Director
- ----------------------------------
           Wm. G. Reed, Jr.


      /s/  Jon A. Shirley                            Director
- ----------------------------------
           Jon A. Shirley


     /s/  Michael W. Brown           Vice President, Finance; Chief Financial
- ----------------------------------       Officer (Principal Financial and
          Michael W. Brown                     Accounting Officer)


                             MICROSOFT CORPORATION

                                 Exhibit Index

          Exhibit
          Number     Description
          -------    -----------
            3.1      Restated Articles of Incorporation
            3.2      Bylaws
           10.1      Microsoft Corporation 1991 Stock Option Plan
           10.2      Microsoft Corporation 1981 Stock Option Plan (1)
           10.3      Microsoft Corporation Stock Option Plan for Non-Employee Directors
           10.4      Microsoft Corporation Stock Option Plan for Consultants and Advisors
           10.5      Microsoft Corporation 1991 Employee Stock Purchase Plan
           10.6      Microsoft Corporation Savings Plus Plan
           10.7      Trust Agreement dated June 1, 1993 between Microsoft Corporation and
                       First Interstate Bank of Washington (2)
           10.8      Form of Indemnification Agreement (2)
           11.       Computation of Earnings Per Share
           13.       1994 Annual Report to Shareholders
           21.       Subsidiaries
           23.       Independent Auditors' Consent
           27.       Financial Data Schedule
           99.1      Financial Statements for the Microsoft Corporation 1991 Employee Stock
                       Purchase Plan for the Three Years Ended June 30, 1994
           99.2      Financial Statements for the Microsoft Corporation Savings Plus Plan for the Year
                       Ended December 31, 1993 and the Nine Months Ended December 31, 1992

________________

(1)    Incorporated by reference to Registration Statement 33-37623 on Form
       S-8.
(2) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1993.