Form 10-Q
period 1994-09-30
MICROSOFT CORP
filed 1994-11-14
CIK 789019

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  ------------

                                   FORM 10-Q

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1994


             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO ____

                                 --------------

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

The number of shares outstanding of the registrant's common stock as of October 31, 1994 was 582,384,075.



==============================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1994

                                     INDEX

PART I.  FINANCIAL INFORMATION

                                                                                        PAGE
                                                                                        ----
     Item 1.   Financial Statements

               a)  Income Statements
                   for the Three Months Ended September 30, 1994 and 1993............     1

               b)  Balance Sheets
                   as of September 30, 1994 and June 30, 1994........................     2

               c)  Cash Flows Statements
                   for the Three Months Ended September 30, 1994 and 1993............     3

               d)  Notes to Financial Statements.....................................     4

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations...................................     6

Part II.  Other Information

     Item 1.  Legal Proceedings......................................................     8

     Item 4.  Submission of Matters to a Vote of Security Holders....................     8

     Item 6.  Exhibits and Reports on Form 8-K.......................................     8

Signature............................................................................     9

                        Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)
- --------------------------------------------------------------------------------

                                                     September 30
                                                   1993        1994
                                                   -----      ------
Net revenues                                       $ 983      $1,247
Cost of revenues                                     159         186
                                                   -----      ------
Gross profit                                         824       1,061
                                                   -----      ------

Operating expenses:
  Research and development                           134         178
  Sales and marketing                                312         395
  General and administrative                          35          51
                                                   -----      ------
    Total operating expenses                         481         624
                                                   -----      ------
Operating income                                     343         437
Interest income - net                                 23          36
Other expenses                                        (4)         (2)
                                                   -----      ------
Income before income taxes                           362         471
Provision for income taxes                           123         155
                                                   -----      ------
Net income                                         $ 239      $  316
                                                   =====      ======

Earnings per share (1)                             $0.39      $ 0.51
                                                   =====      ======

Weighted average shares outstanding (1)              606         622
                                                   =====      ======



(1) Share and per share amounts for the three months ended September 30, 1993 have been restated to reflect a two-for-one stock split in May 1994.


                           See accompanying notes.

 MICROSOFT CORPORATION

 BALANCE SHEETS
 (In millions)


                                                         June 30      Sept. 30
                                                           1994        1994(1)
                                                         -------       -------
ASSETS
Current assets:
  Cash and short-term investments                         $3,614       $3,776
  Accounts receivable - net                                  475          527
  Inventories                                                102          108
  Other                                                      121          143
                                                          ------       ------
      Total current assets                                 4,312        4,554
Property, plant, and equipment - net                         930          936
Other assets                                                 121          147
                                                          ------       ------
        Total assets                                      $5,363       $5,637
                                                          ======       ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $  324       $  354
  Accrued compensation                                        96           81
  Income taxes payable                                       305          369
  Other                                                      188          200
                                                          ------       ------
      Total current liabilities                              913        1,004
                                                          ------       ------
Put warrants                                                   -          203
                                                          ------       ------
Stockholders' equity:
  Common stock and paid-in capital --
   shares authorized 2,000;
   shares outstanding 581                                  1,500        1,606
  Retained earnings                                        2,950        2,824
                                                          ------       ------
      Total stockholders' equity                           4,450        4,430
                                                          ------       ------
        Total liabilities and stockholders' equity        $5,363       $5,637
                                                          ======       ======

- ----------------

(1)  Unaudited



                               See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)





                                                         Three Months Ended
                                                            September 30
                                                         ------------------
                                                           1993      1994
                                                         --------  --------

CASH FLOWS FROM OPERATIONS

   Net income                                             $  239    $  316

   Depreciation and amortization                              41        67

   Current liabilities                                        25        96

   Accounts receivable                                       (32)      (59)

   Inventories                                                31        (7)

   Other current assets                                       12       (23)
                                                          ------    ------
      Net cash from operations                               316       390
                                                          ------    ------
CASH FLOWS FROM FINANCING

   Common stock issued                                        45        81

   Common stock repurchased                                  (72)     (242)

   Stock option income tax benefits                           21        39
                                                          ------    ------
      Net cash from financing                                 (6)     (122)
                                                          ------    ------
CASH FLOWS USED FOR INVESTMENTS

   Additions to property, plant, and equipment               (59)      (67)

   Other assets                                               (3)      (35)

   Short-term investments                                   (412)     (313)
                                                          ------    ------
      Net cash used for investments                         (474)     (415)
                                                          ------    ------
   Net change in cash and equivalents                       (164)     (147)

   Effect of exchange rates on cash and equivalents           (6)       (4)

   Cash and equivalents, beginning of period               1,013     1,477
                                                          ------    ------
   Cash and equivalents, end of period                       843     1,326

   Short-term investments, end of period                   1,689     2,450
                                                          ------    ------
   Cash and short-term investments, end of period         $2,532    $3,776
                                                          ======    ======

                           See accompanying notes.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

BASIC OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments necessary for their fair presentation. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with the Management's Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 1994 Annual Report.

EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, using the treasury stock method.

STOCK SPLIT

Effective May 6, 1994, outstanding shares of common stock were split two-for-one. All fiscal 1994 share and per share amounts have been restated for the stock split.

PUT WARRANTS

In connection with the Company's stock repurchase program, put warrants were sold during the first quarter of fiscal 1995. These warrants entitle the warrant holders to sell up to four million shares of Microsoft common stock to the Company at prices ranging from $48.46 to $52.93 per share. The warrants expire at various dates between November 1994 and February 1996. The maximum potential repurchase obligation of $203 million has been reclassified from stockholders' equity to put warrants as of September 30, 1994. There was no impact on earnings per share for the first quarter of fiscal 1995.

CONTINGENCIES

On July 15, 1994, Microsoft and the U.S. Department of Justice (DOJ) entered into a consent decree resolving the DOJ's nonpublic investigation of Microsoft. In the consent decree, which involves no admission of wrongdoing on Microsoft's part, Microsoft agreed to make certain changes in its OEM licensing practices. Microsoft also agreed to employ a uniform duration in its nondisclosure agreements for precommercial versions of certain operating system products, and clarified the rights and responsibilities of those signing such nondisclosure agreements. The DOJ has the right to monitor Microsoft's compliance during the 6-1/2 year term of the consent decree. To become final, the consent decree must be approved by the U.S. District Court for the District of Columbia.

Microsoft does not expect the consent decree with the DOJ to materially affect its OEM revenues.

On March 17, 1988, Apple Computer, Inc. (Apple) brought suit against Microsoft and Hewlett-Packard Company for alleged copyright infringement in the U.S. District Court, Northern District of California. The complaint included allegations that the visual displays of Microsoft Windows version 2.03 (and Windows version 3.0, which was added to the complaint later) infringed Apple's copyrights and exceeded the scope of a 1985 Settlement Agreement between Microsoft and Apple. The complaint sought to enjoin Microsoft from marketing Microsoft Windows versions 2.03 and 3.0 or any derivative work based on Windows
2.03 or 3.0 and from otherwise infringing Apple's copyrights and sought damages resulting from the alleged infringement.

The Company answered the complaint, raising affirmative defenses including its claim that the 1985 Settlement Agreement entitled it to use the visual displays in question, denying Apple's allegations that the visual displays in Microsoft Windows version 2.03 and 3.0 infringe any protectible right of Apple, and asserting counterclaims.

On August 24, 1993, the Court entered final judgment dismissing all of Apple's claims. Apple appealed a number of the Court's decisions in the case to the Ninth Circuit Court of Appeals, which on September 19, 1994 issued a decision affirming the rulings of the U.S. District Court. Apple has until December 19, 1994 to petition the U.S. Supreme Court to grant review of the Ninth Circuit's decision.

On July 30, 1993 Wang Laboratories, Inc. (Wang) filed suit in U.S. District Court for the District of Massachusetts against Microsoft and Watermark Software, Inc., alleging that unspecified Microsoft products infringe two patents owned by Wang concerning object management and the handling of compound documents (United States Patents 5,206,951 issued on April 27, 1993, and 5,129,061 issued on July 7, 1992, respectively). The suit also alleges that Microsoft induced and continues to induce others, including Watermark Software, Inc., to infringe the Wang patents. Microsoft's OLE technology appears to be the subject of Wang's allegations against Microsoft. The complaint seeks a determination that Microsoft's alleged infringement is willful, an award of treble damages, an award of attorneys' fees, and to preliminarily and permanently enjoin Microsoft from continuing the alleged infringement. In its answer Microsoft denied that any of its products infringe the Wang patents and asked the Court for a declaratory judgment that those patents are invalid and unenforceable for failing to meet patent law requirements. The suit is currently in the early stages of discovery.

Although there is no assurance that these lawsuits will be resolved favorably and that the Company's financial condition will not be adversely affected, the Company currently believes that resolution of these matters will not have material adverse effects on its financial condition as reported in the accompanying financial statements.

Item 2.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF fINANCIAL CONDITION

RESULTS OF OPERATIONS

OVERVIEW

Microsoft Corporation develops, manufactures, markets, licenses, and supports a wide range of software products, including operating systems for personal computers (PCs), workstations, and servers; business and consumer programs for productivity, reference, education, and entertainment; and software development tools. The Company also markets personal computer books and hardware; and is engaged in the research and potential development of advanced technology software products.

REVENUES

Revenues for the first quarter of fiscal 1995 increased 27% over revenues for the first quarter of fiscal 1994.

PRODUCT GROUPS

Systems product group revenues are primarily from licenses of personal operating systems and business systems with client-server architectures. Systems revenues were $444 million in the first quarter of 1995, compared to $355 million recorded in the same period of 1994, an increase of 25%. Revenues generated by both Microsoft MS-DOS and Microsoft Windows operating systems increased from the prior year, particularly through the original equipment manufacturer channel. During the first quarter of 1995, more than 80% of Windows units were licensed through the OEM channel.

Applications product group revenues include licenses of desktop productivity, consumer, and developer programs. Applications revenues were $754 million in the first quarter of 1995, increasing 31% from $577 million in the first quarter of 1994. Increases in applications revenues were led by sales of Microsoft Office. Microsoft Office Standard includes Microsoft Excel, Microsoft Word, a Microsoft Mail license, and the Microsoft PowerPoint(R) presentation graphics program. Microsoft Office Professional for Windows includes all of the above plus the Microsoft Access(R) database management program. Additionally, during the first quarter of 1995, the Company released new Macintosh-based versions of Microsoft Excel, Microsoft Word, and Microsoft PowerPoint.

The hardware product group's principal products are the Microsoft Mouse and BallPoint(R) mouse pointing devices. Hardware revenues were $49 million and $51 million in the first quarters of 1995 and 1994.

SALES CHANNELS

The Company has four major channels of distribution: OEM; U.S. and Canada; Europe; and Other International. OEM channel revenues are license fees from original equipment manufacturers. Sales in the retail channels are primarily to distributors and resellers.

OEM revenues (primarily personal operating systems) grew 36% to $348 million from the $255 million recorded in the comparable quarter of the prior year. MS-DOS continues to be pre-installed on many PCs sold by original equipment manufacturers. In addition, many major OEMs are also preinstalling the Microsoft Windows operating system on PCs, leading to increased revenues through the OEM channel.

Revenues in the U.S. and Canada were $423 million in the first quarter of 1995 compared to $328 million in 1994, an increase of 29%. Revenues in Europe were $289 million in the first quarter of 1995 compared to $274 million the prior year. Other International channel revenues showed strong growth, increasing to $187 million in the first quarter of 1995 from $126 million in the first quarter of 1994. Sales in Japan were particularly strong.

The Company's operating results are affected by foreign exchange rates. Since much of the Company's international manufacturing costs and operating expenses are also incurred in local currencies, the relative impact of exchange rates on net income is less than on revenues.

COST OF REVENUES, OPERATING EXPENSES, AND INCOME TAXES

Cost of revenues as a percentage of revenues was 14.9% in the first quarter of 1995, compared to 16.2% in the first quarter of 1994. Contributing to the decrease were greater sales of higher-margin Microsoft Office, lower disk prices, and a shift to more revenues from OEM and corporate license programs. While license programs carry lower per unit prices than retail versions shipped though the finished goods channels, there is little cost of revenues associated with such programs.

Research and development expenses increased 33% to $178 million, or 14.3% of revenues in the first quarter of 1995 from $134 million, or 13.6% of revenues in the corresponding quarter of 1994. The increase in research and development expenses resulted primarily from planned hiring of software developers and higher levels of third-party development costs.

Sales and marketing expenses increased 27% to $395 million from $312 million in the comparable quarter. As a percentage of revenues, sales and marketing expenses were 31.6% and 31.7% in the respective first quarters of 1995 and 1994. The increase in absolute amounts of sales and marketing expenses was primarily due to increased marketing costs and headcount related expenses.

General and administrative expenses were 4.1% of revenues in the first quarter of 1995 and 3.6% of revenues in the first quarter of 1994.

Net interest income increased as a result of a larger investment portfolio generated by cash from operations combined with slightly higher interest rates. Other expense did not fluctuate significantly.

The effective income tax rate was 33% in the first quarter of 1995, compared to 34% in the same quarter of 1994.

Net income for the third quarter of 1995 was $316 million. Net income as a percentage of revenues was 25.3% in the first quarter of 1995, compared with 24.3% in the first quarter of 1994. The increase was the result of the higher gross margin percentage and interest income offset by higher levels of operating expenses.

FINANCIAL CONDITION

The Company's cash and short-term investment portfolio totaled $3.8 billion at September 30, 1994 and represented 67% of total assets. The portfolio is diversified among security types, industries, and individual issuers. The Company's investments are investment grade and liquid. The portfolio, while invested predominantly in U.S. dollar denominated securities, also includes foreign currency positions in anticipation of continued international expansion.

Microsoft has no material long-term debt. The Company has available $70 million of standby multicurrency lines of credit. These lines support foreign currency hedging and international cash management. Stockholders' equity at September 30, 1994 exceeded $4 billion.

On October 28, 1994, Microsoft shareholders authorized the Company to issue up to 100 million shares of preferred stock, which may be used by the Company for any proper corporate purpose.

Cash generated from operations has been sufficient to fund the Company's investment in research and development activities and facilities expansion. As the Company grows, investments will continue in research and development in existing and advanced areas of technology. The Company's cash will be used to acquire technology or to fund strategic ventures. Additions to property, plant, and equipment are expected to continue, including new facilities and computer systems for research and development; sales and marketing; product support; and administrative staff.

The exercise of stock options by employees provides additional cash. These proceeds have funded the Company's open market stock repurchase program through which Microsoft provides shares for stock option and stock purchase plans.
This practice is continuing in 1995. Additionally, the Company enhanced its stock repurchase program by selling put warrants. See Notes to Financial Statements.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next 12 months.

                          Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

The Company is currently involved in litigation with Apple Computer, Inc., and Wang Laboratories, Inc. See Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At Microsoft's Annual Meeting of Shareholders held on October 28, 1994, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                       Number of Shares
                                   ------------------------
                                       For        Withheld
                                   -----------    ---------
    William H. Gates               524,367,711    1,265,328
    Paul G. Allen                  524,328,464    1,304,575
    Richard A. Hackborn            524,648,914      984,125
    David F. Marquardt             524,657,599      975,440
    Robert D. O'Brien              524,620,859    1,012,180
    William G. Reed, Jr.           524,678,984      954,055
    Jon A. Shirley                 524,375,575    1,257,464

2. To authorize the Company to issue up to 100,000,000 shares of preferred stock.

    For                            343,566,292
    Against                        103,855,468
    Abstain                          2,568,088
    Broker Non-Votes                75,673,191

3. To ratify the selection of Deloitte & Touche as the independent public auditors of the Company for the current fiscal year.

    For                            520,167,524
    Against                          4,408,638
    Abstain                          1,056,877

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits

    11. Computation of Earnings Per Share is on page 10.

(b) Reports on Form 8-K
    The Company filed one report on Form 8-K during the quarter ended
    September 30, 1994. On July 29, 1994, the Company disclosed revenue and net income amounts for the initial 30 days of combined operations of Microsoft and SOFTIMAGE, Inc., which merged on June 27, 1994 in a share for share exchange. Such transaction has been accounted for as a pooling of interests. This information was reported for purposes of complying with the Securities and Exchange Commission's Accounting Series Release 135.

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Microsoft Corporation


Date:  November 14, 1994



                                       By: /s/   Michael W. Brown
                                           ------------------------
                                                 Michael W. Brown,
                                              Vice President, Finance;
                                              Chief Financial Officer

                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)