Form 10-Q/A
period 1994-09-30
MICROSOFT CORP
filed 1994-11-16
CIK 789019

==============================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                  ------------


                                   FORM 10-Q/A


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


                                   FORM 10-Q/A


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


AGREEMENT TO MERGE

On October 13, 1994, Microsoft announced its agreement to merge with Intuit Inc., a leading developer of personal finance, tax preparation, and small business accounting software. Under the terms of the reorganization agreement, Microsoft will exchange approximately 27 million shares of its common stock for all of the outstanding shares of Intuit. It is anticipated the transaction will be accounted for as a pooling of interests. The agreement is subject to approval by the shareholders of Intuit and is subject to regulatory approval.


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