Form 10-Q
period 1994-12-31
MICROSOFT CORP
filed 1995-02-14
CIK 789019

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                 -------------

                                   FORM 10-Q

            [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1994


            [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO ____

                                 -------------

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

       The number of shares outstanding of the registrant's common stock as of February 7, 1995 was 581,228,389.

================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1994

                                     INDEX

PART I.  FINANCIAL INFORMATION
                                                                                              Page
                                                                                              ----
         Item 1. Financial Statements

                 a)   Income Statements
                      for the Three and Six Months Ended December 31, 1994 and 1993. . . .      1

                 b)   Balance Sheets
                      as of December 31, 1994 and June 30, 1994. . . . . . . . . . . . . .      2

                 c)   Cash Flows Statements
                      for the Six Months Ended December 31, 1994 and 1993. . . . . . . . .      3

                 d)   Notes to Financial Statements. . . . . . . . . . . . . . . . . . . .      4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations . . . . . . . . . . . . . . . . . . .      6

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings . . . . . . . . . . . . . . . . . . . . . . . . . . . .      9

         Item 6. Exhibits and Reports on Form 8-K. . . . . . . . . . . . . . . . . . . . .      9

SIGNATURE. . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .     10

                         Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

MICROSOFT CORPORATION

Income Statements
(In millions, except earnings per share)(Unaudited)

- ------------------------------------------------------------------------------------
                                          Three Months Ended       Six Months Ended
                                              December 31             December 31
                                          ------------------      ------------------
                                           1993        1994        1993        1994
                                          ------      ------      ------      ------
Net revenues                              $1,129      $1,482      $2,112      $2,729
                                          ------      ------      ------      ------
Costs and expenses:
  Cost of revenues                           185         222         344         408
  Research and development                   150         199         284         377
  Sales and marketing                        337         479         649         874
  General and administrative                  42          62          77         113
                                          ------      ------      ------      ------
    Total costs and expenses                 714         962       1,354       1,772
                                          ------      ------      ------      ------
Operating income                             415         520         758         957
Interest income - net                         25          42          48          78
Other expenses                                (2)         (5)         (6)         (7)
                                          ------      ------      ------      ------
Income before income taxes                   438         557         800       1,028
Provision for income taxes                   149         184         272         339
                                          ------      ------      ------      ------
Net income                                $  289      $  373      $  528      $  689
                                          ======      ======      ======      ======
Earnings per share(1)                     $ 0.48      $ 0.60      $ 0.87      $ 1.10
                                          ======      ======      ======      ======
Weighted average shares outstanding(1)       608         625         607         624
                                          ======      ======      ======      ======

(1) Share and per share amounts for the three and six months ended December 31, 1993 have been restated to reflect a two-for-one stock split in May 1994.


                            See accompanying notes.

MICROSOFT CORPORATION

Balance Sheets
(In millions)
- -----------------------------------------------------------------------------

                                                       June 30       Dec. 31
                                                         1994        1994(1)
                                                       -------       -------
ASSETS
Current assets:
  Cash and short-term investments                      $3,614        $3,839
  Accounts receivable - net                               475           591
  Inventories                                             102           117
  Other                                                   121           149
                                                       ------        ------
     Total current assets                               4,312         4,696
Property, plant, and equipment - net                      930           977
Other assets                                              121           288
                                                       ------        ------
       Total assets                                    $5,363        $5,961
                                                       ======        ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                     $  324        $  431
  Accrued compensation                                     96           110
  Income taxes payable                                    305           364
  Other                                                   188           191
                                                       ------        ------
      Total current liabilties                            913         1,096
                                                       ------        ------
Minority interest                                          --           125
                                                       ------        ------
Put warrants                                               --           297
                                                       ------        ------
Stockholders' equity:
  Common stock and paid-in capital--
    shares authorized 2,000;
    shares outstanding 581                              1,500         1,699
  Retained earnings                                     2,950         2,744
                                                       ------        ------
      Total stockholders' equity                        4,450         4,443
                                                       ------        ------
        Total liabilities and stockholders' equity     $5,363        $5,961
                                                       ======        ======

(1) Unaudited






                           See accompanying notes.

MICROSOFT CORPORATION

Cash Flows Statements
(In millions)(Unaudited)
- ---------------------------------------------------------------------

                                                  Six Months Ended
                                                     December 31
                                                1993            1994
                                               ------          ------
CASH FLOWS FROM OPERATIONS
   Net income                                  $  528          $  689
   Depreciation and amortization                   88             133
   Current liabilities                            187             194
   Accounts receivable                           (130)           (134)
   Inventories                                     (5)            (17)
   Other current assets                            (3)            (30)
                                               ------          ------
      Net cash from operations                    665             835
                                               ------          ------

CASH FLOWS FROM FINANCING
   Common stock issued                             90             140
   Common stock repurchased                      (164)           (560)
   Stock option income tax benefits                64              78
                                               ------          ------
      Net cash from financing                     (10)           (342)
                                               ------          ------

CASH FLOWS USED FOR INVESTMENTS
   Additions to property, plant, and equipment   (122)           (170)
   Other assets                                   (19)            (90)
   Short-term investments                        (568)           (785)
                                               ------          ------
      Net cash used for investments              (709)         (1,045)
                                               ------          ------
Net change in cash and equivalents                (54)           (552)
Effect of exchange rates on cash
   and equivalents                                 (8)             (8)
Cash and equivalents, beginning of period       1,013           1,477
                                               ------          ------
Cash and equivalents, end of period               951             917
Short-term investments, end of period           1,845           2,922
                                               ------          ------
Cash and short-term investments,
   end of period                               $2,796          $3,839
                                               ======          ======

                            See accompanying notes.

MICROSOFT CORPORATION

Notes to Financial Statements
(Unaudited)
- --------------------------------------------------------------------------------

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

PUT WARRANTS

In connection with the Company's stock repurchase program, put warrants were sold to independent third parties during the first two quarters of fiscal 1995. The put warrants entitle the holders to sell shares of Microsoft common stock to the Company at specified prices. On December 31, 1994, 6.4 million warrants were outstanding, with prices ranging from $49.49 to $59.04 per share. The warrants expire at various dates between February 1995 and May 1996, are exercisable only at maturity, and are settleable in cash at the Company's option. The maximum potential repurchase obligation of $297 million has been reclassified from stockholders' equity to put warrants as of December 31, 1994. There was no impact on earnings per share for the first two quarters of fiscal 1995.

AGREEMENT TO MERGE

On October 13, 1994, Microsoft announced its agreement to merge with Intuit Inc., a leading developer of personal finance, tax preparation, and small business accounting software. Under the terms of the reorganization agreement, Microsoft will exchange approximately 27 million shares of its common stock for all of the outstanding shares of Intuit. The transaction is anticipated to be accounted for as a pooling of interests. The agreement is subject to approval by the shareholders of Intuit and satisfaction of regulatory requirements.

MICROSOFT ONLINE SERVICES PARTNERSHIP

During November 1994, a wholly owned subsidiary of Tele-Communications, Inc.
(TCI) purchased a 20% minority interest in the newly formed Microsoft Online Services Partnership. TCI contributed $125 million of TCI common stock and Microsoft contributed the business assets of its online service, which is in development. Microsoft owns 80% of the entity, whose operations have not been material to the financial results of Microsoft.

CONTINGENCIES

On July 15, 1994, Microsoft entered into an undertaking with the Commission of the European Communities ("European Commission") resolving a complaint submitted by Novell, Inc. claiming that certain practices of Microsoft violated Articles 85 and 86 of the Treaty of Rome. The undertaking is effective immediately, requires no further approval, and closes the investigation of Novell's complaint by the European Commission's Directorate-General for Competition. In the undertaking, which invloves no admission of wrongdoing on Microsoft's part, Microsoft agreed to make certain changes in its OEM licensing practices. Microsoft also agreed to employ a uniform duration in its nondisclosure agreements for precommerical versions of cetain operating system products, and clarified the rights and responsibilities of those signing such nondisclousre agreements. The European Commission has the right to monitor Microsoft's compliance during the 6-1/2 year term of the settlement agreement.

On July 15, 1994, Microsoft and the U.S. Department of Justice ("DOJ") entered into a consent decree resolving the DOJ's non-public investigation of Microsoft. The consent decree contained the same provisions as the undertaking between Microsoft and the European Commission. To become final, the consent decree must be approved by the U.S. District Court for the District of Columbia. The Court has held three status conferences as well as a hearing on January 20, 1995. The Court is currently considering submissions by the DOJ, Microsoft, and a third party that has requested the opportunity to intervene.

Microsoft does not expect the undertaking with the European Commission or the consent decree with the DOJ to affect its OEM revenues materially.

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

Microsoft answered the complaint, raising affirmative defenses including its claim that the 1985 Settlement Agreement entitled it to use the visual displays in question, denying Apple's allegations that the visual displays in Microsoft Windows version 2.03 and 3.0 infringe any protectible right of Apple, and asserting counterclaims.

On August 24, 1993, the U.S. District Court entered final judgment dismissing all of Apple's claims. Apple appealed a number of the U.S. District Court's decisions in the case to the Ninth Circuit Court of Appeals, which on September 19, 1994 issued a decision affirming the rulings of the U.S. District Court. On December 19, 1994, Apple filed a petition with the U.S. Supreme Court to grant review of the Ninth Circuit Court's decision.

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

Although there is no assurance that these matters will be resolved favorably and that Microsoft's future financial statements will not be adversely affected, Microsoft currently believes that resolution of the undertaking, consent decree, and the lawsuits will not have material adverse effects on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

OVERVIEW

Microsoft Corporation develops, manufactures, markets, licenses, and supports a wide range of software products, including operating systems for personal computers (PCs), workstations, and servers; business and consumer programs for productivity, reference, education, and entertainment; and software development tools. Microsoft also markets personal computer books and hardware; and is engaged in the research and potential development of advanced technology software products.

REVENUES

Revenues for the second quarter of fiscal 1995 increased 31% over revenues for the second quarter of fiscal 1994, while revenues for the first half of 1995 grew 29% compared to the prior year.

Software license volume (as opposed to price) increases have been the principal factor in Microsoft's revenue growth. The average selling price per license has decreased, primarily because of general shifts in sales mix from retail packaged products to licensing programs, from new products to product upgrades, and from stand-alone desktop applications programs to the Microsoft(#) Office integrated suite. Average revenue per license from OEM licenses and corporate license programs (such as Microsoft Select) is lower than average revenue per license from retail versions. Likewise, product upgrades have lower prices than new products. The price of Microsoft Office is less than the sum of the prices for the individual application programs included in this product when such programs are sold separately.

PRODUCT GROUPS

Systems product group revenues are primarily from licenses of personal operating systems and business systems with client-server architectures. Systems revenues were $519 million in the second quarter of 1995, compared to $369 million recorded in the same period of 1994, an increase of 41%. Systems revenues were $963 million in the first half of 1995 compared to $724 million in the first half of 1994. Revenues generated by both Microsoft MS-DOS(#) and Microsoft Windows(#) operating systems increased from the prior year, primarily through the original equipment manufacturer channel. During the second quarter of 1995, more than 80% of Windows units were licensed through the OEM channel. Revenues from the Company's business system division's BackOffice line of products also increased, due to greater corporate demand for Windows NT(#) Server and Windows NT Workstation.

Applications product group revenues include primarily licenses of desktop productivity, consumer, and developer programs. Applications revenues were $889 million in the second quarter of 1995, increasing 26% from $707 million in the second quarter of 1994. For the first two quarters of 1995, applications revenues were $1.64 billion, compared to $1.28 billion in 1994. Increases in applications revenues were led by sales of Microsoft Office. Microsoft Office Standard includes Microsoft Excel, Microsoft Word, a Microsoft Mail license, and the Microsoft PowerPoint(#) presentation graphics program. Microsoft Office Professional for Windows includes all of the above plus the Microsoft Access(#) database management program.

Microsoft Home, a broad range of products in the Company's consumer applications group, continued to show strong growth, particularly during the cyclically higher Christmas season. New titles and new versions of existing titles both contributed to the growth.

The hardware product group's principal products are the Microsoft Mouse and BallPoint(#) mouse pointing devices. Hardware revenues were $74 million and $53 million in the second quarters of 1995 and 1994. On a year to date basis, hardware revenues increased 18% to $123 million from $104 million.

SALES CHANNELS

The Company has four major channels of distribution: OEM; U.S. and Canada; Europe; and Other International. OEM channel revenues are license fees from original equipment manufacturers. Sales in the retail channels are primarily to distributors and resellers.

Microsoft Select was introduced in 1993 and continues to grow in popularity. Select is a corporate license program under which large accounts download a contracted number of copies of specified software products. Average revenue per license under Select is lower than average revenue per retail copy of the same product shipped through the retail channels, reflecting lower costs of distribution.

OEM revenues (primarily personal operating systems) grew 44% to $385 million from the $268 million recorded in the comparable quarter of the prior year. In the first half of 1995, OEM revenues were $733 million, up 40% from $523 million in the first half of 1994. MS-DOS continues to be preinstalled on many PCs sold by original equipment manufacturers. In addition, many major OEMs are also preinstalling the Microsoft Windows operating system on PCs. Higher levels of PC shipments have led to increased revenues through the OEM channel.

Revenues in the U.S. and Canada were $491 million in the second quarter of 1995 compared to $423 million in 1994, an increase of 16%. The latest version of Microsoft Office for Windows was introduced in the U.S. during the comparable quarter of the prior year. On a year to date basis, U.S. and Canada channel revenues increased 22%, to $914 million in 1995 from $751 million in 1994.

Revenues in Europe were $399 million in the second quarter of 1995 compared to $324 million the prior year. European revenues for the first two quarters of 1995 were $688 million, compared to $598 in 1994. Rates of growth for the European channel have been lower than other retail channels of distribution due to general economic slowness and a more dramatic shift to corporate licensing in Europe.

Other International channel revenues showed strong growth, increasing to $207 million in the second quarter of 1995 from $114 million in the second quarter of 1994. Revenues increased 64% to $394 million for the first half of 1995, compared to $240 million the prior year. Growth rates continue to be strong due to customer acceptance of newly localized products and early entrance into emerging markets.

The Company's operating results are affected by foreign exchange rates. Since much of the Company's international manufacturing costs and operating expenses are also incurred in local currencies, the relative translation impact of exchange rates on net income is less than on revenues.

COST OF REVENUES, OPERATING EXPENSES, AND INCOME TAXES

Cost of revenues as a percentage of revenues was 15.0% in the second quarter of 1995, compared to 16.4% in the second quarter of 1994. Contributing to the decrease were lower disk prices from vendors and a shift to more revenues from OEM and corporate license programs, offset by greater sales of lower-margin Microsoft Office and upgrade products. While license programs carry lower prices per license than retail versions shipped though the retail channels, there is little cost of revenues associated with such programs.

Research and development expenses increased 33% to $199 million, or 13.4% of revenues in the second quarter of 1995 from $150 million, or 13.3% of revenues in the corresponding quarter of 1994. The increases in research and development expenses in both the second quarter and first half of 1995 resulted primarily from planned hiring of software developers and higher levels of third-party development costs.

Sales and marketing expenses increased 42% to $479 million from $337 million in the comparable quarter. As a percentage of revenues, sales and marketing expenses were 32.3% and 29.9% in the respective second quarters of 1995 and 1994. The increases in sales and marketing expenses in both the second quarter and first half of 1995 were due to increased personnel related expenses, product support costs, Microsoft brand advertising, and marketing costs.

General and administrative expenses were 4.2% of revenues in the second quarter of 1995 and 3.7% of revenues in the second quarter of 1994. Increases in both the second quarter and first half of 1995 were due to higher legal costs and growth in the systems and people necessary to support overall increases in the scope of Microsoft's operations.

Net interest income increased as a result of a larger investment portfolio generated by cash from operations combined with higher interest rates.

The effective income tax rate was 33% in the second quarter and first half of 1995, compared to 34% in the same periods of 1994.

NET INCOME

Net income for the second quarter of 1995 was $373 million. Net income as a percentage of revenues was 25.2% in the second quarter of 1995, compared with 25.6% in the second quarter of 1994. The slight decrease was the result of higher levels of operating expenses offset by the lower cost of revenues and higher interest income percentages.

FINANCIAL CONDITION

The Company's cash and short-term investment portfolio totaled $3.84 billion at December 31, 1994 and represented 64% of total assets. The portfolio is diversified among security types, industries, and individual issuers. The Company's investments are liquid and primarily investment grade. The portfolio, while invested predominantly in U.S. dollar denominated securities, also includes foreign currency positions in anticipation of local currency funding needs. The Company's portfolio is invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

Microsoft has no material long-term debt. The Company has available $70 million of standby multicurrency lines of credit. These lines support foreign currency hedging and international cash management. Stockholders' equity at December 31, 1994 exceeded $4 billion.

Cash generated from operations has been sufficient to fund the Company's investment in research and development activities and facilities expansion. As the Company grows, investments will continue in research and development in existing and advanced areas of technology. The Company's cash will be used to acquire technology or to fund strategic ventures. Additions to property, plant, and equipment are expected to continue, including new facilities and computer systems for research and development; sales and marketing; product support; and administrative staff. On December 31, 1994, commitments related to the construction of new buildings approximated $235 million.

The exercise of stock options by employees provides additional cash. These proceeds have funded the Company's open market stock repurchase program through which Microsoft provides shares for stock option and stock purchase plans.
This practice is continuing in 1995. Additionally, the Company enhanced its stock repurchase program by selling put warrants during the first half of 1995. See Notes to Financial Statements.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet the Company's operating requirements for the next 12 months. The Company's cash and short-term investments are also managed so as to be available for such other strategic investment opportunities or other potential large-scale cash needs as might arise in pursuit of the Company's long-term strategies. Additionally, on Ocotber 28, 1994, Microsoft shareholders authorized the Company to issue up to 100 million shares of preferred stock, which may be used by the Company for any proper corporate purpose.

                          Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

On July 15, 1994, Microsoft and the U. S. Department of Justice (DOJ) entered into a consent decree resolving the DOJ's nonpublic investigation of Microsoft. To become final, the consent decree must be approved by the U.S. District Court for the District of Columbia. The Court has held three status conferences as well as a hearing on January 20, 1995. Under the Tunney Act, which defines the scope of the Court's review of a consent decree, the Court must determine whether the relief provided in the consent decree is adequate to remedy the antitrust violations alleged in the complaint. The Court may either approve or not approve the consent decree, but cannot require Microsoft or the DOJ to alter any of its terms. The Company is also currently involved in litigation with Apple Computer, Inc., and Wang Laboratories, Inc. See Notes to
Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(a) Exhibits
    11. Computation of Earnings Per Share is on page 11.

(b) Reports on Form 8-K
    No reports on Form 8-K were filed by the Company during the quarter ended December 31, 1994.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Microsoft Corporation





         Date:  February 14, 1995         By: /s/   Michael W. Brown
                                              --------------------------------
                                              Michael W. Brown,
                                              Vice President, Finance;
                                              Chief Financial Officer

                                              (Principal Financial and
                                              Accounting Officer and Duly
                                              Authorized Officer)