Form 10-Q
period 1995-03-31
MICROSOFT CORP
filed 1995-05-12
CIK 789019

================================================================================


                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                                   _________

                                   FORM 10-Q

          [x]   QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1995


          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 FOR THE TRANSITION PERIOD FROM _____ TO ____
                                  _________

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

   The number of shares outstanding of the registrant's common stock as of
                       April 30, 1995 was 585,640,217.


===============================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1995

                                     INDEX

PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements                                                         Page
                                                                                              ----
                 a)  Income Statements
                     for the Three and Nine Months Ended March 31, 1995 and 1994  . . . .       1

                 b)  Balance Sheets
                     as of March 31, 1995 and June 30, 1994   . . . . . . . . . . . . . .       2

                 c)  Cash Flows Statements
                     for the Nine Months Ended March 31, 1995 and 1994  . . . . . . . . .       3

                 d)  Notes to Financial Statements  . . . . . . . . . . . . . . . . . . .       4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . .       6

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .       9

SIGNATURE . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .      10

                         Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share) (Unaudited)
- --------------------------------------------------------------------------------

                                             Three Months Ended        Nine Months Ended
                                                  March 31                 March 31
                                             1994          1995       1994          1995
- ------------------------------------------------------------------------------------------
Net revenues                                $1,244        $1,587     $3,356         $4,316
- ------------------------------------------------------------------------------------------
Costs and expenses:
  Cost of revenues                             208           235        552            643
  Research and development                     156           219        440            596
  Sales and marketing                          359           516      1,008          1,390
  General and administrative                    41            68        118            181
- ------------------------------------------------------------------------------------------
    Total costs and expenses                   764         1,038      2,118          2,810
- ------------------------------------------------------------------------------------------
Operating income                               480           549      1,238          1,506
Interest income-net                             26            48         74            126
Litigation charge                             (120)            0       (120)             0
Other expenses                                  (4)           (5)       (10)           (12)
- ------------------------------------------------------------------------------------------
Income before income taxes                     382           592      1,182          1,620
Provision for income taxes                     126           196        398            535
- ------------------------------------------------------------------------------------------
Net income                                  $  256        $  396     $  784         $1,085
==========================================================================================
Earnings per share(1)                       $ 0.42        $ 0.63     $ 1.29         $ 1.74
==========================================================================================
Weighted average shares outstanding(1)         608           626        607            624
==========================================================================================

(1) Share and per share amounts for the three and nine months ended March 31, 1994 have been restated to reflect a two-for-one stock split in May 1994.



                           See accompanying notes.
- --------------------------------------------------------------------------------

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)
- -------------------------------------------------------------------------------

                                                        June 30        March 31
                                                          1994          1995(1)
- -------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and short-term investments                        $3,614         $4,465
  Accounts receivable - net                                 475            580
  Inventories                                               102             87
  Other                                                     121            155
- -------------------------------------------------------------------------------
    Total current assets                                  4,312          5,287
Property, plant,and equipment - net                         930          1,027
Other assets                                                121            278
- -------------------------------------------------------------------------------
      Total assets                                       $5,363         $6,592
===============================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                        $ 324          $ 524
  Accrued compensation                                       96             89
  Income taxes payable                                      305            385
  Other                                                     188            187
- -------------------------------------------------------------------------------
    Total current liabilities                               913          1,185
- -------------------------------------------------------------------------------
Minority interest                                            -             125
- -------------------------------------------------------------------------------
Put warrants                                                 -             352
- -------------------------------------------------------------------------------
Stockholders' equity:
  Common stock and paid-in-capital --
    shares authorized 2,000;
    shares outstanding 581 and 584                        1,500          1,862
  Retained earnings                                       2,950          3,068
- -------------------------------------------------------------------------------
    Total stockholders' equity                            4,450          4,930
- -------------------------------------------------------------------------------
      Total liabilities and stockholders' equity         $5,363         $6,592
===============================================================================


(1)  Unaudited

                            See accompanying notes.
- -------------------------------------------------------------------------------

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)
- ------------------------------------------------------------------------------

                                                        Nine Months Ended
                                                            March 31
                                                       1994           1995
- ------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
  Net income                                          $  784        $ 1,085
  Depreciation and amortization                          161            203
  Current liabilities                                    356            237
  Accounts receivable                                   (187)           (40)
  Inventories                                             (5)            17
  Other current assets                                   (21)           (24)
- ------------------------------------------------------------------------------
     Net cash from operations                          1,088          1,478
- ------------------------------------------------------------------------------
CASH FLOWS FROM FINANCING
  Common stock issued                                    193            259
  Common stock repurchased                              (311)          (664)
  Stock option income tax benefits                       109            123
- ------------------------------------------------------------------------------
    Net cash from financing                               (9)          (282)
- ------------------------------------------------------------------------------
CASH FLOWS USED FOR INVESTMENTS
  Additions to property, plant and equipment            (191)          (272)
  Other assets                                           (32)           (91)
  Short-term investments                                (714)        (1,123)
- ------------------------------------------------------------------------------
    Net cash used for investments                       (937)        (1,486)
- ------------------------------------------------------------------------------
Net change in cash and equivalents                       142           (290)
Effect of exchange rates on cash and equivalents          (3)            18
Cash and equivalents, beginning of period              1,013          1,477
- ------------------------------------------------------------------------------
Cash and equivalents, end of period                    1,152          1,205
Short-term investments, end of period                  1,991          3,260
- ------------------------------------------------------------------------------
Cash and short-term investments, end of period        $3,143        $ 4,465
==============================================================================



                            See accompanying notes.
- ------------------------------------------------------------------------------
                                      3

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

PUT WARRANTS

In connection with Microsoft's stock repurchase program, put warrants were sold to independent third parties during the first three quarters of fiscal 1995. The put warrants entitle the holders to sell shares of Microsoft common stock to Microsoft at specified prices. On March 31, 1995, 8.0 million warrants were outstanding, with strike prices ranging from $49.49 to $60.47 per share. The warrants mature on various dates between July 1995 and August 1996, are exercisable only at maturity, and may be settled in cash at Microsoft's option. The maximum potential repurchase obligation of $352 million has been reclassified from stockholders' equity to put warrants as of March 31, 1995. There was no impact on earnings per share for the first three quarters of fiscal 1995.

AGREEMENT TO MERGE

On October 13, 1994, Microsoft announced its agreement to merge with Intuit Inc. (Intuit), a leading developer of personal finance, tax preparation, and small business accounting software. Under the terms of the reorganization agreement, Microsoft will exchange approximately 27 million shares of its common stock for all of the outstanding shares of Intuit. The transaction is anticipated to be accounted for as a pooling of interests. The agreement has been approved by the shareholders of Intuit and is subject to satisfaction of regulatory requirements. See Contingencies note.

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

CONTINGENCIES

On July 15, 1994, Microsoft and the U.S. Department of Justice (DOJ) entered into a consent decree resolving the DOJ's non-public investigation of Microsoft. In the consent decree, which involves no admission of wrongdoing on Microsoft's part, Microsoft agreed to make certain changes in its OEM licensing practices. Microsoft also agreed to employ a uniform duration in its nondisclosure agreements for precommercial versions of certain operating system products, and clarified the rights and responsibilities of those signing such nondisclosure agreements. To become final, the consent decree must be approved by the U.S. District Court for the District of Columbia. On February 14, 1995, Judge Stanley Sporkin issued an order denying entry of the consent decree, citing a lack of information sufficient to determine if the consent decree is in the public interest. That order was appealed by the DOJ and Microsoft.
Oral argument on the appeal was heard by the United States Court of Appeals for the District of Columbia on April 24, 1995. The appellate court may render its decision at any time.


- --------------------------------------------------------------------------------
                                     4

On April 27, 1995, the DOJ filed a civil action in U.S. District Court in the Northern District of California challenging the proposed merger of Microsoft and Intuit. The suit alleges that the proposed merger would result in a substantial reduction in competition among personal finance software products and services, including PC-based home banking. To expedite resolution of the matter, the DOJ's motion for a preliminary injunction has been consolidated with the trial on the merits, which is scheduled to begin on June 26, 1995. Microsoft and Intuit have agreed not to complete the proposed merger prior to completion of the trial and a ruling on the DOJ's motion for an injunction pending appeal if that motion is made within 72 hours following a decision at trial in favor of Microsoft and Intuit.

Although there is no assurance that these matters will be resolved favorably and that Microsoft's future financial statements will not be adversely affected, Microsoft currently believes that their resolution will not have material adverse effects on its financial condition or results of operations.

On April 12, 1995, Microsoft and Wang Laboratories, Inc. (Wang) announced a broad multi-year technical, service, and marketing alliance designed to bring improved document imaging and workflow management capabilities to users of the Microsoft(R) Windows(R) operating system. Under the alliance, Wang's desktop imaging and object controls will be incorporated as standard features in future releases of Windows 95 and Windows NT(TM) and the image controls will be included in the Visual Basic(R) development tool. As part of this agreement, Microsoft will invest in Wang through the purchase of $90 million face amount of 4.5% convertible preferred stock due in 2003 for $84 million. This preferred stock is convertible into the common stock of Wang at $23 per share. Microsoft's investment is subject to a Hart Scott Rodino Act review. In addition, Microsoft will receive a license to Wang's portfolio of software and software-related patents, which will resolve the outstanding litigation between the two companies.




- --------------------------------------------------------------------------------
                                     5

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

REVENUES

Revenues for the third quarter of fiscal 1995 increased 28% over revenues for the third quarter of fiscal 1994, while revenues for the first three quarters of 1995 grew 29% compared to the same period of prior year.

Software license volume (as opposed to price) increases have been the principal factor in Microsoft's revenue growth. The average selling price per license has decreased, in part due to shifts in sales mix from retail packaged products to licensing programs, from new products to product upgrades, and from stand-alone desktop applications programs to the Microsoft Office integrated suite. Average revenue per license from OEM licenses and corporate license programs (such as Microsoft Select) is lower than average revenue per license from retail versions. Likewise, product upgrades have lower prices than new products, and the price of Microsoft Office is less than the sum of the prices for the individual application programs included in this product when sold separately.

PRODUCT GROUPS

Systems product group revenues are primarily from licenses of personal operating systems and business systems with client-server architectures. Systems revenues were $538 million in the third quarter of 1995, compared to $393 million recorded in the same period of 1994, an increase of 37%. Systems revenues were $1.50 billion in the first three quarters of 1995 compared to $1.12 billion in the first three quarters of 1994. Revenues generated by both Microsoft MS-DOS(R) and Microsoft Windows operating systems increased from the prior year, primarily through the original equipment manufacturer channel. During 1995, more than 80% of Windows units were licensed through the OEM channel. Revenues from Microsoft's business system division's BackOffice line of products also increased, due to greater corporate demand for Windows NT Server and Windows NT Workstation.

Applications product group revenues include primarily licenses of desktop productivity, consumer, and developer programs. Applications revenues were $966 million in the third quarter of 1995, increasing 21% from $798 million in the third quarter of 1994. For the first three quarters of 1995, applications revenues were $2.61 billion, compared to $2.08 billion in 1994. Increases in applications revenues were led by sales of Microsoft Office. Microsoft Office Standard includes Microsoft Excel, Microsoft Word, a Microsoft Mail license, and the Microsoft PowerPoint(R) presentation graphics program. Microsoft Office Professional for Windows includes all of the above plus the Microsoft Access database management program.

Microsoft Home, a broad range of products in Microsoft's consumer applications group, continued to show strong growth. New titles and new versions of existing titles both contributed to the growth.

The hardware product group's principal products are the Microsoft Mouse and the Natural Keyboard(TM). Hardware revenues were $83 million and $53 million in the third quarters of 1995 and 1994. On a year to date basis, hardware revenues increased 31% to $206 million from $157 million.

SALES CHANNELS

Microsoft has four major channels of distribution: OEM; U.S. and Canada; Europe; and Other International. OEM channel revenues are license fees from original equipment manufacturers. Sales in the retail channels are primarily to distributors and resellers.

Microsoft Select was introduced in 1993 and continues to grow in popularity. Select is a retail channel corporate license program under which large accounts download a contracted number of copies of specified software products. Average revenue per license under Select is lower than average revenue per retail copy of the same product shipped through the retail channels, reflecting lower costs of distribution.

OEM revenues (primarily personal operating systems) grew 40% to $451 million from the $323 million recorded in the comparable quarter of the prior year. In the first three quarters of 1995, OEM revenues were $1.18 billion, up 40% from $846 million in the first three quarters of 1994. MS-DOS continues to be preinstalled on many PCs sold by original equipment manufacturers. In addition, many major OEMs preinstall the Microsoft Windows operating system on PCs. Higher levels of PC shipments have led to increased revenues through the OEM channel.

Revenues in the U.S. and Canada were $481 million in the third quarter of 1995 compared to $381 million in 1994. On a year to date basis, revenues increased 23%, to $1.40 billion in 1995 from $1.13 billion in 1994.


- --------------------------------------------------------------------------------
                                     6

Revenues in Europe were $419 million in the third quarter of 1995 compared to $391 million the prior year. European revenues for the first three quarters of 1995 were $1.11 billion, compared to $989 in 1994. Rates of growth for the European channel have been lower than other retail channels of distribution due to general economic slowness and a more dramatic shift to corporate licensing in Europe. Additionally, the latest version of Microsoft Office for Windows was introduced in Europe during the comparable quarter of the prior year.

Other International channel revenues showed strong growth, increasing 58% to $236 million in the third quarter of 1995 from $149 million in the third quarter of 1994. Revenues increased 62% to $630 million for the first three quarters of 1995, compared to $389 million the prior year. Growth rates continue to be strong due to customer acceptance of newly localized products, particularly in Japan, and early entrance into emerging markets.

Microsoft's operating results are affected by foreign exchange rates. Had the exchange rates in effect during the third quarter of the prior year been in effect during the third quarter of 1995, translated revenues in Europe would have been $41 million lower and translated Other International revenues would have been $15 million lower. Since much of Microsoft's international manufacturing costs and operating expenses are also incurred in local currencies, the relative translation impact of exchange rates on net income is less than on revenues.

COSTS AND EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

Cost of revenues as a percentage of revenues was 14.8% in the third quarter of 1995, compared to 16.7% in the third quarter of 1994. Contributing to the decrease were lower disk prices from vendors and a shift to more revenues from OEM and corporate license programs, offset by greater sales of lower-margin Microsoft Office. While license programs carry lower prices per license than retail versions shipped though the retail channels, there is little cost of revenues associated with such programs.

Research and development expenses increased 40% to $219 million, or 13.8% of revenues in the third quarter of 1995 from $156 million, or 12.5% of revenues in the corresponding quarter of 1994. For the first three quarters of 1995, research and development expenses rose 35%. The increases in research and development expenses resulted primarily from planned hiring of software developers and higher levels of third-party development costs.

Sales and marketing expenses increased 44% to $516 million from $359 million in the comparable quarter. As a percentage of revenues, sales and marketing expenses were 32.5% and 28.9% in the respective third quarters of 1995 and 1994 and 32.2% and 30.1% in the respective first three quarters of 1995 and 1994. The increases in sales and marketing expenses were due to increased personnel related expenses, product support costs, Microsoft brand advertising, and marketing costs.

General and administrative expenses were 4.3% of revenues in the third quarter of 1995 and 3.3% of revenues in the third quarter of 1994. Increases were due to higher legal costs and growth in the systems and people necessary to support overall increases in the scope of Microsoft's operations.

Net interest income increased as a result of a larger investment portfolio generated by cash from operations combined with higher interest rates. In the third quarter of 1994, Microsoft recorded a $120 million charge to reflect the estimated impact of a jury verdict in the Stac Electronics patent litigation and related expenses. In June 1994, Microsoft reached an agreement with Stac to settle the litigation and adjusted its estimate accordingly, resulting in a credit of $30 million in the fourth quarter and a net pretax charge of $90 million for fiscal 1994.

The effective income tax rate was 33% in the third quarters of both 1995 and 1994.

NET INCOME

Net income for the third quarter of 1995 was $396 million. Net income as a percentage of revenues was 25.0% in the third quarter of 1995, compared with 20.6% in the third quarter of 1994 (27.0% excluding the litigation charge). The decrease was the result of higher levels of operating expenses offset by the lower cost of revenues and higher interest income percentages.



- --------------------------------------------------------------------------------
                                      7

FINANCIAL CONDITION

Microsoft's cash and short-term investment portfolio totaled $4.47 billion at March 31, 1995. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are liquid and primarily investment grade. The portfolio, while invested predominantly in U.S. dollar denominated securities, also includes foreign currency positions in anticipation of local currency funding needs. Microsoft's portfolio is invested in short-term securities to minimize interest rate risk and to facilitate rapid deployment in the event of immediate cash needs.

Microsoft has no material long-term debt and has $70 million of standby multicurrency lines of credit available. These lines support foreign currency hedging and international cash management. Stockholders' equity at March 31, 1995 exceeded $4.9 billion.

Cash generated from operations has been sufficient to fund Microsoft's investment in research and development activities and facilities expansion. As Microsoft grows, research and development investments will continue in existing and advanced areas of technology. Microsoft's cash will be used to acquire technology or to fund strategic ventures. Additions to property, plant, and equipment are expected to continue, including new facilities and computer systems for research and development; sales and marketing; product support; and administrative staff.

The exercise of stock options by employees provides additional cash. These proceeds have funded Microsoft's open market stock repurchase program through which Microsoft provides shares for stock option and stock purchase plans. This practice is continuing in 1995. Additionally, Microsoft enhanced its stock repurchase program by selling put warrants during the first three quarters of 1995. See Notes to Financial Statements.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet Microsoft's operating requirements for the next 12 months. Microsoft's cash and short-term investments are also managed so as to be available for such other strategic investment opportunities or other potential large-scale cash needs as might arise in pursuit of Microsoft's long-term strategies. Additionally, Microsoft shareholders have authorized the issuance of up to 100 million shares of preferred stock, which may be used by Microsoft for any proper corporate purpose.



- --------------------------------------------------------------------------------
                                     8

                          Part II.  Other Information

ITEM 1. LEGAL PROCEEDINGS

See Notes to Financial Statements.

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

(a)     Exhibits
        11. Computation of Earnings Per Share is on page 11.

        27. Financial Data Schedule

(b)     Reports on Form 8-K
        No reports on Form 8-K were filed by Microsoft during the quarter ended March 31, 1995.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


- --------------------------------------------------------------------------------
                                    9

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Microsoft Corporation

     Date:  May 12, 1995            By: /s/   Michael W. Brown
                                        ----------------------------------------
                                        Michael W. Brown,
                                        Vice President, Finance;
                                        Chief Financial Officer

                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)



- --------------------------------------------------------------------------------
                                      10