Form 10-K
period 1995-06-30
MICROSOFT CORP
filed 1995-09-25
CIK 789019

- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                            ------------------------

                                   FORM 10-K

       /X/   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
             SECURITIES EXCHANGE ACT OF 1934

                           FOR THE FISCAL YEAR ENDED JUNE 30, 1995

       / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

                           FOR THE TRANSITION PERIOD FROM      TO

                            -----------------------------

                           COMMISSION FILE NUMBER: 0-14278

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. Yes /X/     No / /

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. / /

     The aggregate market value of the common stock held by non-affiliates of the registrant as of September 8, 1995 was $34,330,611,220.

     The number of shares outstanding of the registrant's common stock as of September 8, 1995 was 589,952,132.

                      DOCUMENTS INCORPORATED BY REFERENCE

     Portions of the definitive Proxy Statement dated September 25, 1995 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held October 27, 1995 are incorporated by reference into Part III.
- --------------------------------------------------------------------------------
- --------------------------------------------------------------------------------

                             MICROSOFT CORPORATION

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1995

                                     INDEX

                                                                                           PAGE
                                                                                           ----
                                                PART I
Item 1.     Business.....................................................................    1
Item 2.     Properties...................................................................   10
Item 3.     Legal Proceedings............................................................   11
Item 4.     Submission of Matters to a Vote of Security Holders..........................   11
Item E.O.   Executive Officers of the Registrant.........................................   11
                                               PART II
Item 5.     Market for Registrant's Common Stock and Related Stockholder Matters.........   13
Item 6.     Selected Financial Data......................................................   14
Item 7.     Management's Discussion and Analysis of Financial Condition and Results of
            Operations...................................................................   14
Item 8.     Financial Statements and Supplementary Data..................................   18
Item 9.     Changes in and Disagreements with Accountants on Accounting and Financial
            Disclosures..................................................................   18
                                              PART III
Item 10.    Directors and Executive Officers of the Registrant...........................   30
Item 11.    Executive Compensation.......................................................   30
Item 12.    Security Ownership of Certain Beneficial Owners and Management...............   30
Item 13.    Certain Relationships and Related Transactions...............................   30
                                              PART IV
Item 14.    Exhibits, Financial Statement Schedules and Reports on Form 8-K..............   31
Signatures...............................................................................   33

                                     PART I
ITEM 1. BUSINESS

GENERAL

     Microsoft Corporation (the "Company" or "Microsoft") was founded as a partnership in 1975 and incorporated in 1981. Microsoft develops, manufactures, licenses, sells, and supports a wide range of software products, including operating systems for personal computers (PCs), workstations, and servers; business and consumer programs for productivity, reference, education, and entertainment; and development tools. Microsoft also markets personal computer books and input devices and is engaged in the research and development of online and advanced technology software products. Microsoft(R) products are available for most PCs, including Intel-type microprocessor-based computers and Apple computers.

     Microsoft's business strategy emphasizes the development of a broad line of microcomputer software products for business and personal use, marketed through multiple channels of distribution. The Company is divided into four main groups: the Platforms Product Group; the Applications and Content Product Group; the Sales and Support Group; and the Operations Group.

     The Platforms Product Group is comprised of four divisions, each responsible for a particular area of platforms software development and marketing. The Personal Systems Division designs and develops operating systems and technologies (such as multimedia, user interface, and online browsers) for general and home PC users. The Business Systems Division is responsible for computing solutions for corporate and enterprise use, including client-server operating systems, networking products, and server and workgroup applications. The Developer Division creates database products, as well as programming language products and software development tools. The Consumer Systems Division is developing software products and technologies for use on the emerging public networks, including future interactive television networks, and for creating advanced multimedia applications, such as 3D titles.

     The Applications and Content Product Group has two divisions that create and market productivity programs for PCs and multimedia content titles. The group also includes online systems and research. The Desktop Applications Division creates productivity applications. The Consumer Division develops products designed for the home, school, and small business market, including multimedia consumer products and PC input devices. The MSN Division is responsible for an online and Internet service. Microsoft Research is a research lab dedicated to creating new technology in support of the Company's vision for the evolution of personal computing.

     The Sales and Support Group is responsible for building long-term business relationships with customers. This group is organized to serve three customer types: OEMs (original equipment manufacturers), end users, and organizations. The Sales and Support Group manages the channels that serve those customers. These include the OEM channel and the following geographic channels: U.S. and Canada, Europe, and Other International. The group also provides support for the Company's products through Product Support Services, Consulting Services, and Solutions Providers.

     The Operations Group is responsible for managing business operations and overall business planning. This includes the process of manufacturing and delivering finished goods, licenses, subscriptions, and fulfillment orders; the publishing efforts of Microsoft Press; and other corporate functions.

PRODUCTS

     PERSONAL SYSTEMS

     The Personal Systems Division develops desktop operating systems software, which performs operations such as allocating computer memory, scheduling the execution of applications software, and managing the flow of information and communication among the various components of the PC. The division's primary desktop operating systems for PCs are: Microsoft Windows(R) 95, Microsoft MS-DOS(R), Microsoft Windows 3.1, and Microsoft Windows for Workgroups. (Windows
3.1 and Windows for Workgroups 3.11 are hereafter referred to collectively as "Windows 3.x.")

     Windows 95: Microsoft's new personal operating system, designed to be the successor to MS-DOS and Windows 3.x, was released commercially on August 24, 1995. Windows 95 is a fully integrated, multitasking 32-bit operating system, compatible with mainstream PCs and most Windows 3.x and MS-DOS software applications. Windows 95 was also designed for the next generation of applications, games, PCs, and peripherals.

     MS-DOS: Microsoft MS-DOS is a single-user, single-tasking operating system designed for PCs that utilize Intel microprocessor chips. Since the introduction of MS-DOS in 1981, the Company has enhanced MS-DOS as new technologies have developed and new user needs have arisen. MS-DOS has been preinstalled by OEMs on most PCs.

     Windows 3.1: Microsoft Windows 3.1 is a graphical operating system for MS-DOS-based PCs. Microsoft Windows 3.1 supports high-performance Windows-based applications, and offers ease of use and aesthetic appeal, scalable TrueType(R) fonts, built-in multimedia functionality, and straightforward integration into corporate computing environments.

     Windows for Workgroups 3.11: Windows for Workgroups 3.11 integrates network and workgroup functionality directly into the Windows operating system. With Windows for Workgroups, users can share files, data, and printers, with ease of access and security.

     BUSINESS SYSTEMS

     The Business Systems Division is focused on delivering a broad range of business computing solutions for organizations. The division develops and markets an integrated product line of software for creating business solutions, including foundation operating systems for servers and workstations, as well as applications for business servers. Server applications development is divided into the areas of databases, connectivity, systems management, and workgroup applications. Server software products are marketed separately or as a part of an integrated family of products, the Microsoft BackOffice(TM). The BackOffice family includes the following key products.

     Windows NT Workstation and Server: Microsoft Windows NT(TM) Workstation is a powerful desktop operating system designed for demanding business needs. It is a 32-bit, multithreaded operating system for mission critical computing which provides the same feature and applications programming interface (API) set across four hardware platforms: Intel, Alpha AXP, MIPS, and Power PC. The operating system provides integrated mail and networking with remote access, pre-emptive multitasking, and support for background communication sessions. The Windows NT Server is designed to be the network foundation for a new generation of business applications. It provides extensive network management features, administration tools, security, and fault tolerance. It is a platform for business critical applications and database, connectivity, system management, and mail servers.

     SQL Server: Microsoft SQL Server is a high-performance relational database management system designed specifically for distributed computing. SQL Server supports the Structured Query Language, which is a commonly used language through which application programs communicate with relational databases. The Company provides SQL Server for Windows NT systems. This product is developed in the Developer Division and marketed as part of BackOffice by the Business Systems Division.

     SNA Server: Microsoft SNA Server is a robust, highly fault-tolerant, and easy-to-maintain gateway product that connects PC local area networks (LANs) with IBM host systems using SNA protocols.

     Systems Management Server: Microsoft Systems Management Server is a software tool that helps information technology departments centrally manage distributed-computing environments. With Systems Management Server, system administrators can distribute and install software to PCs throughout an enterprise, meter software licenses, conduct remote diagnostics, and perform a detailed inventory of hardware and software resources.

     Mail Server: Microsoft Mail Server for PC networks is a system for distributing messages and information. It provides administrative utilities for managing message files, addresses, and mail system capabilities. Microsoft Mail Server supports users of popular desktop platforms, including Windows 95, Windows 3.x, MS-DOS, Macintosh, and OS/2.

     Mail: Microsoft Mail for PC networks includes client-access software for Windows 95, Windows 3.x, MS-DOS, Macintosh, and OS/2 platforms. In addition, this workgroup application offers large corporate users support for multiple network environments. A companion product, Microsoft Mail for AppleTalk networks, is used by companies with Macintosh servers. Microsoft Mail Remote for Windows offers software for remote clients used by travelers or those working at home to stay in touch with the office mail system.

     Schedule+: Microsoft Schedule+ is a calendar and scheduling program that helps individuals and groups manage their time and resources. The program can search other workgroup members' schedules to determine meeting availability times, provide invitees the means to accept, decline, or tentatively accept invitations to meetings, and automatically notify attendees if a meeting is canceled or rescheduled.

     DEVELOPER PRODUCTS

     The Developer Division provides software development tools, database products, and technical information to Windows developers worldwide. These products and services help independent software developers, corporate developers, solutions developers, and hobbyists create a wide variety of applications, primarily for Windows 95, Windows 3.x, and Windows NT.

     Database Products: Database products control the maintenance and utilization of structured data organized into a set of records or files. The Company offers database products which span the needs of a wide variety of users, from individuals to large corporations. These products include Microsoft Access, Microsoft FoxPro(R), Microsoft SQL Server, and a variety of database connectivity technologies. Microsoft Access is a relational database management application, also offered in conjunction with Microsoft Office, which provides access to structured business data. Microsoft FoxPro is a desktop database development tool which is compatible with the industry standard xBase development language. FoxPro supports xBase applications on MS-DOS, Windows 3.x, Windows 95, Windows NT, Macintosh, and UNIX. The Open Database Connectivity
(ODBC) product provides access and connectivity to read and write to various databases from other computer industry vendors from within Microsoft Windows applications.

     Software Development Tools and Computer Languages: Software development tools and computer languages allow software developers to write programs in a particular computer language and translate programs into a binary machine-readable set of commands that activate and instruct the hardware. The Company develops and markets a number of software development environments, language compilers, and software testing tools. Microsoft Visual C++(TM) is the Company's development system for 16- and 32-bit application development on Windows 3.x, Windows 95, and Windows NT. The Microsoft Visual Basic(TM) programming system for Windows 95, Windows 3.x, and Windows NT operating systems provides easy access to a wide variety of data sources by integrating the Microsoft Access database engine and the ability to leverage investments in commercial applications through OLE 2.0. Additionally, the Company offers professional, highly-integrated development environments in the FORTRAN language for MS-DOS, Windows 3.x, and Windows NT.

     Developer Information Products: The Company provides third party software developers with a wide range of technical and support information that assists them in developing software products intended to run on Windows 3.x, Windows 95, and Windows NT. Developers subscribe to the Microsoft Developer Network (MSDN) information service and receive periodic updates via CD-ROMs, magazines, and several on-line information services.

     CONSUMER SYSTEMS

     The Consumer Systems Division is developing advanced system software. Core technologies under development include broadband networking and multimedia operating system architecture, advanced video and graphics, and new authoring system technologies for interactive television. The group is also responsible for the development and marketing activities of the Company's SoftImage products, which include authoring and editing systems for film and video.

     DESKTOP APPLICATIONS SOFTWARE

     The Desktop Applications Division develops applications software, which provides the PC with instructions for the performance of end user tasks. The Company's desktop applications software is designed for use by a broad class of end users, regardless of business, industry, or market segment. Primary examples of desktop applications software are word processing, spreadsheet, and presentation graphics programs. The Company's desktop applications programs are developed principally for Windows 95, Windows 3.x, and Macintosh operating systems.

     Microsoft Office: Microsoft Office(R) is a suite of software programs featuring seamless integration of the most commonly used desktop applications. Microsoft Office is based upon a document-centric concept, with common commands and extensive use of object linking and embedding (OLE) cross-application capabilities. Microsoft Office is available in two editions, Standard and Professional. The Standard Edition includes Microsoft Word, Microsoft Excel, and the Microsoft PowerPoint(R) presentation graphics program. The Microsoft Office for Windows 95 version also includes Schedule+, while earlier versions of the Standard Edition included a client-access license for Microsoft Mail. The Standard Edition is available for Windows 95, Windows 3.x, and Macintosh operating systems. The Microsoft Office Professional Edition for Windows adds the Microsoft Access(R) database.

     Microsoft Word: The Company's principal word processing program is Microsoft Word. Versions of Microsoft Word for Windows 95 and for Windows 3.x provide all the features that users of word processing products expect in the Windows graphical environment, plus the ability to handle graphics, tables, spreadsheet data, charts, and images imported from other Windows-based software programs. The Company also has Windows NT and Macintosh versions of Microsoft Word.

     Microsoft Excel: The Company's spreadsheet program is Microsoft Excel, which is available for Windows 95, Windows 3.x, Windows NT, and Macintosh operating systems. It is an integrated spreadsheet with pivot table, database, and business graphics capabilities. Microsoft Excel allows full linking and embedding of objects that permits users to view and edit graphics or charts from other Windows-based programs from the worksheet in which the object is stored. Microsoft Excel graphics capabilities can be linked to its spreadsheets to allow simultaneous changes to charts as changes are made to the spreadsheets.

     Microsoft PowerPoint: Microsoft PowerPoint is a presentation graphics program for producing slides, overheads, transparencies, and prints. The Company markets versions of PowerPoint for Windows 95, Windows 3.x, and the Macintosh.

     Microsoft Project: Microsoft Project is a critical path project scheduling and resource allocation program that runs on Windows 95, Windows 3.x, and Macintosh operating systems. The product can perform as a budgeting, monitoring, and cost estimating tool for large business projects and as a critical path and schedule planning tool.

     ONLINE SERVICES

     The MSN Division manages MSN, The Microsoft Network, a new, interactive online service. MSN provides easy and inexpensive access for users to a wide range of graphically-rich online content, a compelling business model and platform for independent content providers (ICPs), and rich and powerful development tools.

     The Microsoft Network: Client-access software for MSN is included as a feature of Windows 95, which was released commercially on August 24, 1995. The online service provides access to the Internet, electronic mail, bulletin boards, and myriad additional services offered by Microsoft and by independent content providers. The Microsoft Internet Explorer, an Internet browser, takes advantage of various technical advances in Windows 95 and includes real-time audio capabilities. Content and service providers aligned with MSN have flexibility in creating products and pricing their services, such as subscriptions, online transactions, and ticket events. Services may be supported by advertising and commerce.

     MSN is owned by The Microsoft Network, LLC (formerly the Microsoft Online Services Partnership). Microsoft owns 80% of the entity and a wholly owned subsidiary of Tele-Communications, Inc. (TCI) owns the remaining 20%.

     CONSUMER PRODUCTS

     The Microsoft Consumer Division develops and markets useful, enjoyable, and fundamental software and services for small businesses, schools, and homes. The division is developing and managing a synergistic product line focusing on the following categories of consumer usage: Information, Productivity, Kids, Personal Finance, Entertainment, and PC Input Devices. Many of the titles are available on CD-ROM.

     Information: Reference titles include Microsoft Encarta(TM) and Microsoft Bookshelf(R), which are both available for Windows 3.x and Macintosh operating systems. The Encarta multimedia encyclopedia database blends text in articles with a wealth of innovative, interactive information presented through animations, videos, maps, charts, sounds, and pictures. Bookshelf is a multimedia reference library that integrates seven well-respected and authoritative works on one compact disc, including a dictionary, world atlas, world almanac, thesaurus, concise encyclopedia, and two books of quotations.

     Personal interest titles include Microsoft Cinemania(TM), an interactive guide to the movies with entries for 19,000 films, Microsoft Dinosaurs, and many musical titles.

     Geography and travel products include Automap Road Atlas, a comprehensive route-planning program with detailed maps and road information for routes in North America.

     Productivity: The Company's leading consumer productivity products are Microsoft Works and Microsoft Publisher. The Company markets versions of Microsoft Works that run on Windows 95, Windows 3.x, MS-DOS, and Macintosh operating systems. Microsoft Works is an integrated software program that contains basic word processing, spreadsheet, and database capabilities that allows the easy exchange of information from one tool to another. Microsoft Publisher is an easy-to-use, entry-level desktop publishing tool for Windows 95 and Windows 3.x operating systems. Publisher features an interactive tool that automates the design process of 12 custom publications, including newsletters, calendars, greeting cards, and invitations.

     Kids: Titles for children include Microsoft Creative Writer and Microsoft Fine Artist. Creative Writer is a full-featured creative writing and publishing program; Fine Artist is a comprehensive art program. Both products take advantage of the computer's ability to integrate text, high-quality graphics, sound, and animation to produce an enriching creative experience for children. The Company also has a series of products based on the popular children's books and television series, The Magic School Bus.

     Personal Finance: Microsoft Money is a financial organization product that allows users to computerize their household finances. Microsoft Money is available for systems running Windows 95 and became available August 24, 1995. It is visually appealing, easy to use, and focuses on the financial tasks that people do most often. Microsoft Money provides enhanced online home-banking services with 17 different banks in the U.S. Users who are customers of participating banks will be able to pay bills online, access up-to-date statements and balances, transfer funds, and send email messages and inquiries to their banks.

     Entertainment: The Company also has a line of entertainment products. Microsoft Flight Simulator, which was developed by Bruce Artwick Organization Ltd., is a popular airplane-flying game available for MS-DOS and Macintosh operating systems. Microsoft Golf, licensed from Access Software, Inc., is a realistic simulation of the sport of golf for Windows 95 and Windows 3.x operating systems.

     PC Input Devices: The Company's major input device is the Microsoft Mouse, a hand-held pointing device that facilitates use of a PC. It can be used with MS-DOS, Windows 95, and Windows 3.x operating systems and works with many applications products from Microsoft and other companies. The Microsoft BallPoint(R) Mouse is designed especially for use with laptop and notebook computers. The BallPoint Mouse is shipped with a universal clamp that fits on the keyboards of most laptop computers and a positioner that allows the user to adjust the angle of the mouse to the keyboard. The Company also designed and markets the Microsoft Natural Keyboard(TM), an ergonomically-designed keyboard.

     MICROSOFT PRESS

     Microsoft Press publishes books about software products from Microsoft and other software developers and about current developments in the industry. Books published by Microsoft Press typically are written and copyrighted by independent authors who submit their manuscripts to the Company for publication and who receive royalties based on net revenues generated by the book.

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

PRODUCT DEVELOPMENT

     The PC software industry is characterized by extremely rapid technological change, which requires a continuous and high level of expenditures for enhancing existing products and developing new products. The Company is committed to continued high expenditures for research and product development.

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

     The Company believes that a crucial factor in the success of a new product is getting it to market quickly to respond to new user needs or advances in hardware design, without compromising product quality. The Company strives to become as informed as possible at the earliest possible time about changing usage patterns and hardware advances that may affect software design.

     During fiscal years 1993, 1994, and 1995, the Company spent $470 million, $610 million, and $860 million, respectively, on product research and development activities. Those amounts represented 12.5%, 13.1%, and 14.5%, respectively, of net revenues in each of those years.

LOCALIZATION

     In order to best serve the needs of users in foreign countries, Microsoft "localizes" many of its products to reflect local languages and conventions. In France, for example, all user messages and documentation are in French and all monetary references are in French francs, and in the United Kingdom, monetary references are in British pounds and user messages and documentation reflect certain British conventions. Various Microsoft products have been localized into more than 30 languages.

MANUFACTURING

     The Company has manufacturing facilities located in the United States, Puerto Rico, and Ireland. The Company's manufacturing operations involve disk replication, assembly of purchased parts, and final packaging. Quality control tests are performed on purchased parts, finished disks, and other products. The chief materials and components used in Microsoft products include disks or CD-ROMs, books, and multicolor printed materials. The Company is often able to acquire component parts and materials on a volume discount basis. The Company has multiple sources for raw materials, supplies, and components.

     The Company contracts a substantial portion of its manufacturing activity to third parties. Outside manufacturers produce various software products, documentation, and hardware such as mouse pointing devices and keyboards. There are other custom manufacturers in the event that outsourced manufacturing becomes unavailable from current sources.

MARKETING AND DISTRIBUTION

     Microsoft aligns its sales and marketing people with three customer types: end users, organizations, and OEMs. The Company's sales and marketing staff seeks to build long-term relationships with these customers of Microsoft products. Microsoft has four major channels of distribution which deliver product to end users: finished goods in the U.S. and Canada, Europe, and Other International; and OEM.

     The end user customer unit has responsibility for activities that target end users who make individual buying decisions for the PCs they use at work or home. All sales and marketing activities aimed at end user customers are performed by this unit, including developing and administering distributor and reseller relationships; reseller sales terms and conditions; channel marketing and promotions; end user marketing programs; support policies; and seminars, events, and sales training for resellers. The key products licensed and sold are the Company's personal operating systems and consumer and desktop applications.

     The organization customer unit has responsibility for activities that target groups of users in organizations of all sizes. The unit works with Solutions Providers, the Microsoft Consulting Services division, and directly with organizations to create enterprise-wide solutions to business computing problems. The unit's sales and marketing activities include providing technical training of Solutions Providers and channel resellers; developing support policies; and supporting and providing seminars, events, and sales training for resellers and Solutions Providers. Key products are the Company's business systems, developer software, and software sold via volume licensing programs. In the U.S., the organization customer unit is further segregated into an enterprise customer unit, which services only large organization customers, and a more specialized unit which services small and medium customers.

     The OEM customer unit includes the sales force which works with original equipment manufacturers that include Microsoft software on their PCs.

     FINISHED GOODS CHANNELS

     Distributors and Resellers: The Company markets its products in the finished goods channels primarily through independent non-exclusive distributors and resellers. Distributors include Computer 2000, Ingram Micro, and Merisel. Resellers include Egghead Software, Softbank, Software Spectrum, and Stream International (formerly Corporate Software). Microsoft has a network of field sales representatives and field support personnel who solicit orders from distributors and resellers and provide product training and sales support.

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

     Solutions Providers: Microsoft's Solutions Providers program is a comprehensive support relationship with independent organizations that provide network and system integration, custom development, training, and technical support for business computing solutions. The program supports value-added resellers (VARs), system integrators, consultants, and developers, as well as technical support and training organizations. Under this business partnership strategy, the Company provides sales and product information, development services, early access to Microsoft products, and customer support tools including priority telephone support, education, and business development support. To ensure high-quality technical services for the Company's products, Microsoft Solutions Providers are required to have Microsoft-certified professionals on staff.

     Consulting Services: The Company's Consulting Services Division assists customers in using the Company's computer operating systems, applications, and communications products. The group works with Solutions Providers and helps create enterprise-wide computing solutions for large corporate accounts.

     Direct Marketing: Microsoft promotes some of its products through direct marketing techniques directed toward existing and potential users of the Company's products. Promotional materials are typically delivered through the mail, utilizing lists of targeted individuals. Fulfillment of product to the end user is accomplished by either direct shipment or through resellers.

     International Sales Sites: The Company has established marketing, support, and/or distribution subsidiaries in Argentina, Australia, Austria, Belgium, Brazil, Canada, Chile, Colombia, Costa Rica, the Czech Republic, Denmark, Ecuador, Finland, France, Germany, Greece, Hong Kong, Hungary, India, Ireland, Israel, Italy, Japan, Malaysia, Mexico, Morocco, the Netherlands, New Zealand, Norway, the People's Republic of China, Peru, the Philippines, Poland, Portugal, Puerto Rico, Russia, Singapore, Slovakia, Slovenia, South Africa, South Korea, Spain, Sweden, Switzerland, Taiwan, Thailand, Turkey, United Arab Emirates, the United Kingdom, and Venezuela.

     The Company's international operations, both OEM and finished goods, are subject to certain risks common to foreign operations in general, such as governmental regulations, import restrictions, and foreign exchange rate fluctuations. Microsoft hedges a portion of its foreign exchange risk.

     OEM CHANNEL

     The Company's operating systems are licensed primarily to OEMs under agreements that grant the OEMs the right to distribute copies of Microsoft's products with their computers. The Company also markets certain language and applications programs to OEMs under similar arrangements. In addition, the Company markets the Microsoft Mouse, BallPoint Mouse, and Natural Keyboard to OEMs for distribution to buyers of their computers. In almost all cases, the products are distributed under Microsoft trademarks. The Company has OEM agreements covering one or more of its products with virtually all of the major microcomputer OEMs, including AST Research, Acer, Digital Equipment Corporation, Dell, Compaq, Gateway 2000, Hewlett-Packard, IBM, NEC, Olivetti, Packard Bell, and Toshiba.

     ADVERTISING

     The Company works closely with large advertising and direct marketing firms. Advertising, direct marketing, worldwide packaging, and marketing materials are targeted to various end-user segments. The Company utilizes broad consumer media (television, radio, and business publications) and trade publications. Microsoft has programs under which qualifying resellers and OEMs are reimbursed for certain advertising expenditures. Microsoft also invests heavily in direct marketing and customer satisfaction areas. In 1996, the Company plans to spend more than $150 million on a broad campaign emphasizing the Microsoft brand identity.

CUSTOMERS

     As described above, Microsoft has three customer types: end users, organizations, and OEMs. Most end users of Microsoft products are individuals in businesses, government agencies, educational institutions, and at home. These end users obtain Microsoft products primarily through distributors, resellers, and OEMs, which include certain Microsoft products with their hardware. Notes to Financial Statements describe customers that represent more than 10% of the Company's revenues. The Company's practice is to ship its products promptly upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

PRODUCT SUPPORT SERVICES

     The Company's Product Support Services group, with locations in the U.S. and in various Microsoft subsidiaries, provides product support coverage options to meet the needs of users of Microsoft products. The Company hires individuals with proven product expertise and provides them with productivity tools, continuous product education and training, and consistent processes to deliver quality support for Microsoft products. Certain telephone support is also supplied by qualified third-party support organizations. Coverage options range from standard no-charge toll telephone support to fee-based offerings providing unlimited 800 number telephone and electronic technical support across all Microsoft products 24 hours per day, 7 days per week.

     Users have access to Microsoft KnowledgeBase, a library of thousands of technical articles that is updated regularly with useful information regarding Microsoft products. Microsoft provides access to KnowledgeBase via MSN, America Online, CompuServe(R), GEnie(TM), Prodigy, and the Internet. Additionally, the Company offers two information subscription services: Microsoft TechNet and Microsoft Developer Network.

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

COMPETITION

     The microcomputer software business is intensely competitive and subject to extremely rapid technological change. Microsoft faces formidable competition in all areas of its business activity, including competition from many companies whose revenues and resources are much larger than Microsoft's.

     Operating systems. Microsoft's operating systems products face substantial competition from a number of sources. Major competitors such as IBM, Apple Computer, Digital Equipment Corporation, and others, which are vertically integrated in both software development and hardware manufacture, have developed operating systems that they preinstall on computers of their own manufacture. Many of these operating system software products are also licensed to third party OEMs for preinstallation on their machines. Microsoft's operating systems products compete with UNIX-based operating systems from a wide range of companies including IBM, AT&T, Hewlett Packard, Sun Microsystems, Novell, The Santa Cruz Operation, and others. Variants of UNIX run on a wide variety of computer platforms and are gaining increasing acceptance as desktop operating systems. As microcomputer technology increasingly moves toward connectivity and communications, Microsoft's operating systems products will face increased competition from network server operating systems, such as Novell NetWare, and "middleware" products such as Lotus Notes from IBM. Microsoft's operating systems products also face constant competition from software pirates who unlawfully copy and distribute Microsoft's copyrighted software products.

     Business systems. The Company is a fairly recent entrant into enterprise-wide computing solutions. As such, competitors enjoy larger market shares and installed bases. Software developers that provide competing server applications include Oracle, Sybase, and Informix. There are also several software vendors who offer connectivity servers. Additionally, Lotus Development (now owned by IBM) has a large installed base of Lotus Notes and cc:Mail, which compete with the Company's workgroup products.

     Desktop applications. The Company's competitors include many software application vendors, such as Lotus, Oracle, Claris, and Novell. Some of the competitors in this arena do not offer products in every major desktop application category (e.g., spreadsheet, word processors, databases, etc.) and as a result may be able to more effectively focus their efforts on enhancing particular product offerings.

     Online services. An enormous range of companies, including media conglomerates, telephone companies, cable companies, retailers, hardware manufacturers, and software developers, are competing to make online services widely available to computer users. Microsoft's new online services network, MSN, faces formidable competition from both established online networks, such as CompuServe (owned by H&R Block), Prodigy (owned by IBM and Sears), America Online, and others, and impending entrants, such as a number of new online networks that will be offered by AT&T. MSN and other online networks also face competition from online services that are offered to users directly via the Internet, including, in particular, the World Wide Web portion of the Internet. Additionally, Netscape, Adobe, Sun Microsystems, and many other companies offer software for Internet servers and for user navigation of the Internet.

     Developer. The Company's developer products compete against offerings from Sybase, Borland, and many other companies.

     Consumer. Microsoft's Consumer division faces many smaller but focused competitors, particularly in the areas of entertainment and education. Examples include Intuit, Broderbund, Electronic Arts, Softkey, The Learning Company, Davidson Associates, Voyager, Comptons, Edmark, Sierra On-Line, and Dorling Kindersley. Still other competitors own branded content, such as Walt Disney and Lucas Arts. Additionally, as platforms become more powerful, PC-based games will compete head-to-head with games created for proprietary systems such as Nintendo and Sega. The Consumer Division's input devices face substantial competition from computer manufactures, since computers are typically sold with a keyboard and mouse, and other manufacturers of these devices.

     The Company believes that the principal competitive factors in marketing PC software are the product's reputation, features and functions, ease of use, reliability, price relative to performance, timeliness of delivery, and availability and quality of support services. There is no assurance that the Company's competitive position will not be adversely affected by one or more of these factors in the future, particularly in view of the fast pace of technological change in the software industry.

EMPLOYEES

     As of June 30, 1995, the Company employed 17,801 people, 12,193 domestically and 5,608 internationally. Of the total, 5,397 were in product research and development, 9,166 in sales, marketing, and support, 1,639 in manufacturing and distribution, and 1,599 in finance and administration. Microsoft's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes that relations with its employees are excellent.

ITEM 2. PROPERTIES

     The Company's corporate offices consist of approximately 2.2 million square feet of office building space located in Redmond, Washington. There are two sites that total approximately 300 acres of land. The Company is constructing a 225,000 square foot office building, which is expected to be completed in the spring of 1996. Additionally, construction is continuing on another series of office buildings with approximately 685,000 square feet of space. Occupancy on this site will be phased starting in the fall of 1995 and completed by spring of 1996. The Company owns all of its corporate campus.

     The Company's domestic manufacturing and distribution operation consists of a 265,000 square foot facility situated on 23 acres in nearby Snohomish County, Washington, and a 45,000 square foot disk duplication facility in Humacao, Puerto Rico. The Puerto Rican facility, which began operation in April 1990, is leased under a 10-year lease, with an option to renew for an additional 10 years. The Company's European manufacturing operation consists of a 155,000 square foot facility situated on 12 acres in Dublin, Ireland. The Ireland site also includes a 25,000 square foot office building for international localization. An additional 80,000 of square feet of office space for localization is being constructed in Ireland.

     The Company owns a 65,000 square foot office building on seven acres of land plus another 33 acres near London, England. In Les Ulis, France, the Company owns a 110,000 square foot office building on four acres of land.

     In addition, the Company leases office space in numerous locations in the United States and many other countries.

ITEM 3. LEGAL PROCEEDINGS

     See Notes to Financial Statements -- Contingencies.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1995.

ITEM E.O. EXECUTIVE OFFICERS OF THE REGISTRANT

     The executive officers of Microsoft as of September 8, 1995 were as follows:

    NAME                       AGE     POSITION WITH THE COMPANY
    ----                       ---     -------------------------
    William H. Gates           39      Chairman of the Board; Chief Executive Officer
    Steven A. Ballmer          39      Executive Vice President, Worldwide Sales and Support
    Robert J. Herbold          53      Executive Vice President; Chief Operating Officer
    Frank M. (Pete) Higgins    37      Group Vice President, Applications and Content Group
    Paul A. Maritz             40      Group Vice President, Platforms Group
    Nathan P. Myhrvold         36      Group Vice President, Applications and Content Group
    James E. Allchin           43      Senior Vice President, Business Systems Division
    Roger J. Heinen, Jr.       44      Senior Vice President, Developer Division
    Joachim Kempin             53      Senior Vice President, Worldwide OEM Sales
    Craig J. Mundie            46      Senior Vice President, Consumer Systems Division
    William H. Neukom          53      Senior Vice President, Law and Corporate Affairs;
                                       Secretary
    Jeffrey S. Raikes          37      Senior Vice President, North America
    Brad A. Silverberg         41      Senior Vice President, Personal Systems Division
    Patricia Q. Stonesifer     39      Senior Vice President, Consumer Division
    Bernard P. Vergnes         50      Senior Vice President, Microsoft; President, Microsoft
                                       Europe
    Michael W. Brown           49      Vice President, Finance; Chief Financial Officer

     Mr. Gates co-founded Microsoft in 1975 and has been its Chief Executive Officer and Chairman of the Board since the original partnership was incorporated in 1981.

     Mr. Ballmer was named Executive Vice President, Worldwide Sales and Support in February 1992. He had been Senior Vice President, Systems Software since 1989. From 1984 until 1989, Mr. Ballmer served as Vice President, Systems Software. He joined Microsoft in 1980.

     Mr. Herbold joined Microsoft as Executive Vice President and Chief Operating Officer in November 1994. Herbold had been with The Procter & Gamble Company since 1968, with experience in information services, advertising and market research. Most recently, he was P&G's Senior Vice President, Information Services and Advertising.

     Mr. Higgins was named Group Vice President, Applications and Content Group in May 1995. He was named Senior Vice President, Desktop Applications Division in March 1993. He had been Vice President, Desktop Applications Division since 1992 and previously, Vice President, Analysis Business Unit since 1991. Mr. Higgins joined Microsoft in 1983.

     Mr. Maritz was named Group Vice President, Platforms Group in May 1995. He was named Senior Vice President, Product and Technology Strategy in November 1994 and had been Senior Vice President, Systems

Division since February 1992. He had been Vice President, Advanced Operating Systems since 1989. Mr. Maritz joined Microsoft in 1986.

     Mr. Myhrvold was named Group Vice President, Applications and Content Group in May 1995. He was named Senior Vice President, Advanced Technology in July 1993. He had been Vice President, Advanced Technology and Business Development since 1989. Mr. Myhrvold joined Microsoft in 1986.

     Mr. Allchin was named Senior Vice President, Business Systems Division in November 1994. He had been Vice President, Business Systems Division, since July 1991. Prior to joining Microsoft in 1991, Mr. Allchin spent seven years at Banyan Systems, Inc., where he held numerous positions, most recently Senior Vice President and Chief Technology Officer.

     Mr. Heinen joined Microsoft as Senior Vice President, Developer Division in January 1993. He had been Senior Vice President and General Manager of the Macintosh Software Division at Apple Computer, Inc. from 1990 to 1993. Prior to 1990, Heinen was a corporate consulting engineer for software at Digital Equipment Corporation.

     Mr. Kempin was named Senior Vice President, Worldwide OEM Sales in August 1993. He had been Vice President, OEM Sales since 1987. Mr. Kempin had served as General Manager of Microsoft's German subsidiary since its inception in 1983.

     Mr. Mundie was named Senior Vice President, Consumer Systems Division in May 1995. He had been Vice President, Advanced Consumer Technology since July 1993. He joined Microsoft as General Manager, Advanced Consumer Technology Group in December 1992. Previously, Mr. Mundie had been CEO of Alliant Computer Systems Corporation, which declared bankruptcy on May 25, 1992 and was liquidated.

     Mr. Neukom was named Senior Vice President, Law and Corporate Affairs in February 1994. He joined Microsoft in 1985 as Vice President. Mr. Neukom formerly was a member of the Seattle law firm of Shidler McBroom Gates & Lucas (now Preston Gates & Ellis), Microsoft's primary outside law firm.

     Mr. Raikes was named Senior Vice President, Microsoft North America in January 1992. He had been Vice President, Office Systems since 1990. Mr. Raikes came to Microsoft in 1981.

     Mr. Silverberg was named Senior Vice President, Personal Systems Division in November 1994. He joined Microsoft in August 1990 as Vice President, Personal Operating Systems Division. From 1987 until joining Microsoft, Mr. Silverberg served as Vice President, Engineering for Borland International, Inc.

     Ms. Stonesifer was named Senior Vice President, Consumer Division in November 1994, after having been Vice President, Consumer Division since June 1993. She had been Vice President, Support since 1992 and General Manager of Product Support Services since 1991. Previously, she was General Manager of Microsoft Canada and before that, General Manager for Microsoft Press. Prior to joining Microsoft in 1988, Ms. Stonesifer was with Que Corporation, a publisher of books for computer users.

     Mr. Vergnes is a Senior Vice President of Microsoft and was named President, Microsoft Europe in April 1992. He had been Vice President, Europe since 1989. Mr. Vergnes served as General Manager of Microsoft's French subsidiary since its inception in 1983.

     Mr. Brown was named Chief Financial Officer in August 1994 and Vice President, Finance in April 1993. He had been Treasurer since February 1990, after joining Microsoft in January 1990. Previously, Mr. Brown was a partner in the accounting firm Deloitte & Touche, Microsoft's independent auditors.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

     The Company's common stock is traded on The Nasdaq Stock Market under the symbol MSFT. On September 8, 1995, there were 35,643 holders of record of the Company's common stock. The Company has not paid cash dividends on its common stock.

                QUARTERLY FINANCIAL AND STOCK PRICE INFORMATION
                      (IN MILLIONS, EXCEPT PER SHARE DATA)

                                                            QUARTER ENDED
                                      ---------------------------------------------------------
                                      SEPTEMBER 30      DECEMBER 31      MARCH 31      JUNE 30       YEAR
                                      -------------     ------------     ---------     --------     ------
1993
Net revenues........................     $   818           $  938         $   958       $1,039      $3,753
Operating income....................         289              326             338          373       1,326
Net income..........................         209              236             243          265         953
Earnings per share..................        0.35             0.39            0.40         0.43        1.57
Common stock price per share:
  High..............................      41               47 1/2          47 1/8       49          49
  Low...............................      32 3/4           37 7/8          38 3/8       39 7/8      32 3/4
1994
Net revenues........................     $   983           $1,129         $ 1,244       $1,293      $4,649
Operating income....................         343              415             480          488       1,726
Net income..........................         239              289             256          362       1,146
Earnings per share..................        0.39             0.48            0.42         0.59        1.88
Common stock price per share:
  High..............................      44 1/4           43 1/4          44 5/8       54 5/8      54 5/8
  Low...............................      35 1/8           38              39           41          35 1/8
1995
Net revenues........................     $ 1,247           $1,482         $ 1,587       $1,621      $5,937
Operating income....................         437              520             549          532       2,038
Net income..........................         316              373             396          368       1,453
Earnings per share..................        0.51             0.60            0.63         0.58        2.32
Common stock price per share:
  High..............................      59 1/4           65 1/8          74 1/8       92 3/8      92 3/8
  Low...............................      46 7/8           53 7/8          58 1/4       68 3/4      46 7/8

ITEM 6. SELECTED FINANCIAL DATA

                              FINANCIAL HIGHLIGHTS
                    (IN MILLIONS, EXCEPT EARNINGS PER SHARE)

                                                                YEAR ENDED JUNE 30
                                                --------------------------------------------------
                                                 1991       1992       1993       1994       1995
                                                ------     ------     ------     ------     ------
Net revenues..................................  $1,843     $2,759     $3,753     $4,649     $5,937
Net income....................................     463        708        953      1,146      1,453
Earnings per share............................    0.82       1.20       1.57       1.88       2.32
Return on net revenues........................    25.1%      25.7%      25.4%      24.7%      24.5%
Cash and short-term investments...............  $  686     $1,345     $2,290     $3,614     $4,750
Total assets..................................   1,644      2,640      3,805      5,363      7,210
Stockholders' equity..........................   1,351      2,193      3,242      4,450      5,333

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR 1993, 1994, AND 1995

     Microsoft develops, manufactures, licenses, sells, and supports a wide range of software products, including operating system platforms for personal computers (PCs), workstations, and servers; business and consumer applications for productivity, reference, education, and entertainment; and development tools. Microsoft also sells personal computer books and input devices, and is engaged in the research and development of online and advanced technology software products.

     NET REVENUES

     Microsoft's net revenues grew 24% in the fiscal year ended June 30, 1994 and 28% in fiscal year 1995. Software license volume (as opposed to price) increases have been the principal factor in Microsoft revenue growth. The average selling price per license has decreased, primarily because of general shifts in the sales mix from retail packaged products to licensing programs, from new products to product upgrades, and from stand-alone desktop applications to integrated product suites. Average revenue per license from original equipment manufacturer (OEM) licenses and corporate license programs, such as Microsoft Select, is lower than average revenue per license from retail versions. Likewise, product upgrades have lower prices than new products. Also, prices of integrated suites, e.g., Microsoft Office, are less than the sum of the prices for the individual programs included in these products when such programs are licensed separately.

     Product groups. Microsoft has a platforms product group and an applications and content product group.

     Platforms product group revenues were $1.52 billion, $1.83 billion, and $2.36 billion in 1993, 1994, and 1995.

     Principal personal systems products have been the MS-DOS and Microsoft Windows operating systems. MS-DOS is preinstalled on PCs by most OEMs, and revenues from such licenses increased steadily in both 1994 and 1995. Revenues from retail upgrade versions of MS-DOS decreased in both 1994 and 1995 after a strong increase in 1993 when the MS-DOS 6 Upgrade was released. There were no major upgrades of MS-DOS in 1994 or 1995. The Microsoft Windows operating system was an increasingly strong contributor to revenues as the number of new PCs preinstalled with Windows increased rapidly during the three-year period. Windows units licensed to new users were 15 million, 30 million, and 40 million in 1993, 1994, and 1995.

     Business systems products offer an enterprise-wide distributed client/server environment based on the Microsoft Windows NT operating system and the server applications in the Microsoft BackOffice family of products. Revenues from these products increased strongly in 1994 and 1995.

     Revenues from developer products increased steadily in all three years, as more independent software vendors, corporate developers, and solutions developers licensed tools to develop software for Windows and Windows NT.

     Applications and content product group revenues were $2.24 billion, $2.82 billion, and $3.58 billion in 1993, 1994, and 1995.

     Increases in desktop applications revenues were led by strong sales of Microsoft Office. The Microsoft Office Standard product includes the Microsoft Excel spreadsheet, the Microsoft Word word processor, the Microsoft PowerPoint presentation graphics program, and a Microsoft Mail client-access license, while the Microsoft Office Professional version also includes the Microsoft Access database management system. Sales of stand-alone versions of Microsoft Excel and Microsoft Word decreased in 1994 and 1995 as the sales mix continued to shift to integrated product suites.

     Microsoft Home, a broad range of consumer products, also showed continued growth. The Microsoft Home brand includes CD-ROM multimedia reference titles and software products for home and small office productivity, children's creativity, and entertainment. Microsoft also markets the Microsoft Mouse and Microsoft Natural Keyboard. Mouse sales were flat during the three-year period, while the initial introduction of the keyboard increased revenues in 1995.

     Sales channels. Microsoft distributes its products primarily through OEM licenses, corporate licenses, and retail packaged products. OEM channel revenues are license fees from original equipment manufacturers. Microsoft has three major geographic sales and marketing organizations: U.S. and Canada, Europe, and elsewhere in the world (Other International). Sales of corporate licenses and packaged products in these channels are primarily to distributors and resellers.

     OEM channel revenues were $731 million in 1993, $1.18 billion in 1994, and $1.65 billion in 1995. The primary source of OEM revenues is the licensing of operating systems, particularly MS-DOS and Microsoft Windows. As such, OEM channel revenues are highly dependent on PC shipment volume.

     U.S. and Canada channel revenues were $1.37 billion, $1.58 billion, and $1.88 billion in 1993, 1994, and 1995.

     Revenues in Europe were $1.26 billion, $1.36 billion, and $1.49 billion in 1993, 1994, and 1995. Growth rates have been lower in Europe than in other geographic areas due to general economic slowness, higher existing market shares, and a more dramatic shift to corporate licensing programs.

     Other International channel revenues were $392 million in 1993, $532 million in 1994, and $924 million in 1995. Growth rates continue to be strong due to customer acceptance of newly localized products, particularly in Japan, and early entrance into emerging markets.

     Microsoft's operating results are affected by foreign exchange rates. Approximately 44%, 40%, and 37% of Microsoft's revenues were collected in foreign currencies during 1993, 1994, and 1995. Since much of Microsoft's international manufacturing costs and operating expenses are also incurred in local currencies, the impact of exchange rates on net income is less than on revenues.

     OPERATING EXPENSES

     Cost of revenues. As a percentage of revenues, cost of revenues was 16.9% in 1993, 16.4% in 1994, and 14.8% in 1995. The percentage decreased due to a greater proportion of licenses to OEMs and corporations, lower disk prices from vendors, and a higher proportion of CD-ROM versions. These factors were offset somewhat by increased sales of lower-margin products such as integrated suites and upgrades.

     Research and development. Microsoft made substantial investments in R&D in 1994, and the rate of growth accelerated in 1995. Expense increases resulted primarily from development staff headcount growth and higher levels of third-party development costs in many areas, including development efforts for Windows 95 and The Microsoft Network. R&D costs also increased for business systems, consumer systems, desktop applications, and consumer products.

     Sales and marketing. The increase in the absolute dollar amount of sales and marketing expense in 1995 was due primarily to increased product-specific marketing programs, a Microsoft brand advertising campaign, and continued expansion of Product Support Services. In 1994, sales and marketing expenses increased at a slower rate than revenues due to a concerted performance orientation at all sales sites.

     General and administrative. Increases in general and administrative expenses in 1994 and 1995 were primarily attributable to higher legal costs and growth in the computer systems and the number of people necessary to support overall increases in the scope of Microsoft's operations.

     NONOPERATING ITEMS

     Interest income, which was $83 million, $104 million, and $193 million in 1993, 1994, and 1995, increased primarily as a result of a larger investment portfolio generated by cash from operations.

     In the fourth quarter of 1995, Microsoft paid a $46 million breakup fee to Intuit Inc. in connection with the termination of a planned merger.

     In the third quarter of 1994, Microsoft recorded a $120 million charge to reflect the estimated impact of a jury verdict in the Stac Electronics patent litigation and related expenses. In June 1994, Microsoft reached an agreement with Stac to settle the litigation and adjusted its estimate accordingly, resulting in a credit of $30 million in the fourth quarter and a net pretax charge of $90 million for 1994.

     PROVISION FOR INCOME TAXES

     The effective tax rate increased from 32.0% in 1993 to 33.5% in 1994 and 33.0% in 1995 primarily because of an increase in the U.S. statutory income tax rate.

     NET INCOME

     Net income as a percent of revenues decreased in 1995 due to increased relative research and development, sales and marketing, and general and administrative expenses, offset by the lower relative cost of revenues and the higher relative net nonoperating income. The net income percentage decreased in 1994, primarily due to the patent litigation charge and increased research and development expenses, offset by the lower relative level of sales and marketing expenses.

FINANCIAL CONDITION

     Microsoft's cash and short-term investments totaled $4.75 billion at June 30, 1995. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are investment grade and liquid. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. Microsoft's portfolio is invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs. Microsoft has no material long-term debt. Microsoft has $70 million of standby multicurrency lines of credit that support foreign currency hedging and international cash management.

     Stockholders' equity at June 30, 1995 exceeded $5.3 billion.

     Cash generated from operations has been sufficient historically to fund Microsoft's investment in research and development activities and facilities expansion. As Microsoft grows, investments will continue in research and development in existing and advanced areas of technology. Microsoft's cash will also be used to acquire technology and to fund ventures and other strategic opportunities. Additions to property, plant, and equipment are expected to continue, including facilities and computer systems for research and development, sales and marketing, product support, and administrative staff. For example, on June 30, 1995, commitments related to the construction of new buildings approximated $150 million.

     The exercise of stock options by employees provides additional cash. These proceeds have been used in Microsoft's open market stock repurchase program through which Microsoft provides shares for stock option and stock purchase plans. This program will continue in 1996.

     During 1995, to enhance its stock repurchase program, Microsoft sold equity put warrants to independent third parties. These put warrants entitle the holders to sell shares of Microsoft common stock to Microsoft on certain dates at specified prices.

     Also during 1995, a subsidiary of Tele-Communications, Inc. (TCI) purchased a 20% minority interest in the newly formed Microsoft Online Services Partnership. TCI contributed $125 million of TCI common stock, and Microsoft contributed the business assets of its online service, The Microsoft Network, which was in development.

     Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements in 1996. Microsoft's cash and short-term investments are also managed to be available for strategic investment opportunities or other potential large-scale cash needs that may arise in pursuit of Microsoft's long-term strategies.

     Microsoft shareholders have also authorized the issuance of up to 100 million shares of preferred stock, which may be used for any proper corporate purpose.

     Microsoft has not paid cash dividends on its common stock.

OUTLOOK AND UNCERTAINTIES

     Microsoft does not provide forecasts of potential future financial performance. While management of Microsoft is optimistic about Microsoft's long-term prospects, the following issues and uncertainties, among others, should be considered in evaluating its growth outlook.

     Rapid technological change. The personal computer software industry is characterized by rapid technological change and uncertainty as to the impact of emerging areas such as the Internet and online services, the information highway, networked collaboration products, and electronic commerce.

     Long-term investment cycle. Developing and localizing software is expensive and the investment in product development often involves a long payback cycle. Microsoft's plans for 1996 include significant investments in software research and development and related product opportunities from which significant revenues are not anticipated for a number of years. Management expects total spending for research and development in 1996 to increase over spending in 1995.

     Customer acceptance. While Microsoft performs extensive usability and beta testing of new products, user acceptance and corporate penetration rates ultimately dictate the success of development and marketing efforts of products such as Windows 95, Microsoft Office for Windows 95, or the Microsoft BackOffice family of products.

     Product ship schedules. Delays in the release of new products can cause operational inefficiencies that impact manufacturing and distribution logistics, independent software vendor (ISV) and OEM relationships, and telephone support staffing.

     Prices. Future prices Microsoft is able to obtain for its products may decrease from historical levels depending on competitive market or cost factors. Prices of software in Europe are generally higher than in the U.S. to cover localization costs and higher costs of distribution. Such price uplifts could erode in the future.

     Integrated suites. The price of integrated suites such as Microsoft Office, is less than the sum of the prices for the individual programs included in this product when such programs are licensed separately. Revenues from Microsoft Office may continue to increase as a percentage of total revenues.

     Saturation. Product upgrades, enabling users to upgrade from earlier versions of Microsoft's products or from competitors' products, have lower prices and margins than new products. As the desktop applications market becomes saturated, the sales mix shifts from standard products to upgrade products. This trend is expected to continue.

     Channel mix. Average revenue per license is lower from OEM licenses than from retail versions, reflecting the relatively lower direct costs of operations in the OEM channel. An increasingly higher percentage of revenues was achieved through the OEM channel during 1994 and 1995.

     Corporate licenses. Average revenue per unit from corporate license programs is lower than average revenue per unit from retail versions shipped through the finished goods channels. Unit sales under corporate licensing programs may continue to increase.

     Cost of revenues. Although cost of revenues as a percentage of net revenues decreased in 1994 and 1995, it varies with channel mix and product mix within channels. Changes in channel and product mix, including the potential retail upgrade cycle of Windows 95, may increase cost of revenues as a percentage of net revenues in 1996.

     Sales and marketing and support investments. Microsoft's plans for 1996 include continued investments in its sales and marketing and support groups. Microsoft brand advertising is also expected to increase.

     Foreign exchange. A large percentage of Microsoft's sales and costs of manufacturing and marketing are transacted in local currencies. As a result, Microsoft's international results of operations are subject to foreign exchange rate fluctuations.

     Intellectual property rights. Microsoft diligently defends its intellectual property rights, but unlicensed copying of software represents a loss of revenues to Microsoft. While this adversely affects U.S. revenues, revenue loss is even more significant outside of the U.S., particularly in certain countries where laws are less protective of intellectual property rights. Throughout the world, Microsoft actively educates consumers on the benefits of licensing genuine products and educates lawmakers on the advantages of a business climate where intellectual property rights are protected. There can be no assurance that continued efforts will affect revenues positively.

     Future growth rates. If a substantial number of users upgrade to Windows 95, revenue growth rates in the initial shipping quarters of 1996 could be at relatively high levels. Revenue growth rates in the comparable quarters of 1997 may not approach such levels. As discussed above, operating expenses are expected to increase in 1996. Because of the fixed nature of a significant portion of such expenses, coupled with the possibility of slower revenue growth, operating margins in 1997 may decrease from those in 1996.

     Litigation. Litigation regarding intellectual property rights, patents, and copyrights is increasing in the PC software industry. In addition, there are government regulation and investigation risks along with other general corporate legal risks.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

                         INDEX TO FINANCIAL STATEMENTS

Income Statements for the three years ended June 30, 1995...............................    19
Cash Flows Statements for the three years ended June 30, 1995...........................    20
Balance Sheets as of June 30, 1995 and 1994.............................................    21
Stockholders' Equity Statements for the three years ended June 30, 1995.................    22
Notes to Financial Statements...........................................................    23
Independent Auditors' Report............................................................    29
Schedule II -- Valuation and Qualifying Accounts for the three years ended June 30,
  1995..................................................................................    32

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

     None.

                               INCOME STATEMENTS
                    (IN MILLIONS, EXCEPT EARNINGS PER SHARE)

                                                                        YEAR ENDED JUNE 30
                                                                   ----------------------------
                                                                    1993       1994       1995
                                                                   ------     ------     ------
Net revenues.....................................................  $3,753     $4,649     $5,937
Operating expenses:
  Cost of revenues...............................................     633        763        877
  Research and development.......................................     470        610        860
  Sales and marketing............................................   1,205      1,384      1,895
  General and administrative.....................................     119        166        267
                                                                   ------     ------     ------
          Total operating expenses...............................   2,427      2,923      3,899
                                                                   ------     ------     ------
Operating income.................................................   1,326      1,726      2,038
Interest income -- net...........................................      82        102        191
Noncontinuing items..............................................      --        (90)       (46)
Other expenses...................................................      (7)       (16)       (16)
                                                                   ------     ------     ------
Income before income taxes.......................................   1,401      1,722      2,167
Provision for income taxes.......................................     448        576        714
                                                                   ------     ------     ------
Net income.......................................................  $  953     $1,146     $1,453
                                                                   ======     ======     ======
Earnings per share...............................................  $ 1.57     $ 1.88     $ 2.32
                                                                   ======     ======     ======
Weighted average shares outstanding..............................     606        610        627
                                                                   ======     ======     ======

                            See accompanying notes.

                             CASH FLOWS STATEMENTS
                                 (IN MILLIONS)

                                                                       YEAR ENDED JUNE 30
                                                                 ------------------------------
                                                                  1993       1994        1995
                                                                 ------     -------     -------
CASH FLOWS FROM OPERATIONS
  Net income...................................................  $  953     $ 1,146     $ 1,453
  Depreciation and amortization................................     151         237         269
  Current liabilities..........................................     177         360         419
  Accounts receivable..........................................    (121)       (146)        (91)
  Inventories..................................................     (51)         23          15
  Other current assets.........................................     (35)        (27)        (75)
                                                                 ------     -------     -------
          Net cash from operations.............................   1,074       1,593       1,990
                                                                 ------     -------     -------
CASH FLOWS FROM FINANCING
  Common stock issued..........................................     229         280         332
  Common stock repurchased.....................................    (250)       (348)       (649)
  Stock option income tax benefits.............................     207         151         179
                                                                 ------     -------     -------
          Net cash from financing..............................     186          83        (138)
                                                                 ------     -------     -------
CASH FLOWS USED FOR INVESTMENTS
  Additions to property, plant, and equipment..................    (236)       (278)       (495)
  Other assets.................................................     (17)        (64)       (230)
  Short-term investments.......................................    (723)       (860)       (651)
                                                                 ------     -------     -------
          Net cash used for investments........................    (976)     (1,202)     (1,376)
                                                                 ------     -------     -------
Net change in cash and equivalents.............................     284         474         476
Effect of exchange rates on cash...............................     (62)        (10)          9
Cash and equivalents, beginning of year........................     791       1,013       1,477
                                                                 ------     -------     -------
Cash and equivalents, end of year..............................   1,013       1,477       1,962
Short-term investments.........................................   1,277       2,137       2,788
                                                                 ------     -------     -------
Cash and short-term investments................................  $2,290     $ 3,614     $ 4,750
                                                                 ======     =======     =======

                            See accompanying notes.

                                 BALANCE SHEETS
                                 (IN MILLIONS)

                                                                                  JUNE 30
                                                                             -----------------
                                                                              1994       1995
                                                                             ------     ------
ASSETS
Current assets:
  Cash and short-term investments..........................................  $3,614     $4,750
  Accounts receivable -- net of allowances of $92 and $139.................     475        581
  Inventories..............................................................     102         88
  Other....................................................................     121        201
                                                                             ------     ------
          Total current assets.............................................   4,312      5,620
Property, plant, and equipment -- net......................................     930      1,192
Other assets...............................................................     121        398
                                                                             ------     ------
               Total assets................................................  $5,363     $7,210
                                                                             ======     ======
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable.........................................................  $  324     $  563
  Accrued compensation.....................................................      96        130
  Income taxes payable.....................................................     305        410
  Other....................................................................     188        244
                                                                             ------     ------
          Total current liabilities........................................     913      1,347
                                                                             ------     ------
Minority interest..........................................................      --        125
                                                                             ------     ------
Put warrants...............................................................      --        405
                                                                             ------     ------
Commitments and contingencies
Stockholders' equity:
  Common stock and paid-in capital -- shares authorized 2,000;
     issued and outstanding 581 and 588....................................   1,500      2,005
  Retained earnings........................................................   2,950      3,328
                                                                             ------     ------
          Total stockholders' equity.......................................   4,450      5,333
                                                                             ------     ------
               Total liabilities and stockholders' equity..................  $5,363     $7,210
                                                                             ======     ======

                            See accompanying notes.

                        STOCKHOLDERS' EQUITY STATEMENTS
                                 (IN MILLIONS)

                                                                        YEAR ENDED JUNE 30
                                                                   ----------------------------
                                                                    1993       1994       1995
                                                                   ------     ------     ------
COMMON STOCK AND PAID-IN CAPITAL
  Balance, beginning of year.....................................  $  657     $1,086     $1,500
  Common stock issued............................................     229        280        332
  Common stock repurchased.......................................      (7)       (17)       (30)
  Proceeds from sale of put warrants.............................      --         --         49
  Reclassification of put warrant obligation.....................      --         --        (25)
  Stock option income tax benefits...............................     207        151        179
                                                                   ------     ------     ------
          Balance, end of year...................................   1,086      1,500      2,005
                                                                   ------     ------     ------
RETAINED EARNINGS
  Balance, beginning of year.....................................   1,536      2,156      2,950
  Common stock repurchased.......................................    (243)      (331)      (668)
  Reclassification of put warrant obligation.....................      --         --       (380)
  Net income.....................................................     953      1,146      1,453
  Translation adjustment.........................................     (90)       (21)       (27)
                                                                   ------     ------     ------
          Balance, end of year...................................   2,156      2,950      3,328
                                                                   ------     ------     ------
               Total stockholders' equity........................  $3,242     $4,450     $5,333
                                                                   ======     ======     ======

                            See accompanying notes.

                         NOTES TO FINANCIAL STATEMENTS
                                 (IN MILLIONS)

SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation. The financial statements include the accounts of Microsoft and its subsidiaries. Significant intercompany transactions and balances have been eliminated.

     Foreign currencies. Assets and liabilities recorded in foreign currencies on the books of foreign subsidiaries are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to equity. Revenues, costs, and expenses are translated at average rates of exchange prevailing during the year. Gains and losses on foreign currency transactions are included in other expenses.

     Revenue recognition. Revenue from sales to distributors and resellers is recognized when related products are shipped. Revenue from corporate license programs generally is recognized when the product is installed by the user. Finished goods revenue attributable to significant support (telephone support and specified and unspecified enhancements) is recognized when such obligations are fulfilled. Costs related to insignificant obligations, which includes telephone support for certain products, are accrued.

     Revenue from products licensed to original equipment manufacturers is recognized when the licensed products are shipped by the OEM.

     Revenue from software maintenance, service, and support contracts is recognized ratably over the contract period.

     Provisions are recorded for returns and bad debts.

     Research and development. Research and development costs are expensed as incurred. The current accounting rule, Accounting for the Costs of Computer Software to Be Sold, Leased, or Otherwise Marketed, does not materially affect the Company.

     Telephone support. Telephone support costs are included in sales and marketing.

     Income taxes. Income tax expense includes U.S. and international income taxes, plus an accrual for U.S. taxes on undistributed earnings of international subsidiaries. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes. Tax credits are accounted for as a reduction of tax expense in the year in which the credits reduce taxes payable.

     Earnings per share. Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, computed using the treasury stock method.

     Financial instruments. The Company considers all liquid investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and three years from the purchase date. All cash and short-term investments are classified as available for sale. Cost approximates market value for all classifications of cash and short-term investments; realized and unrealized gains and losses are not material.

     Statement of Financial Accounting Standard Accounting for Certain Investments in Debt and Equity Securities was adopted in 1995 and did not have a material impact on the financial statements.

     Inventories. Inventories are stated at the lower of cost or market. Cost is determined using the first-in, first-out method.

     Property, plant, and equipment. Property, plant, and equipment is stated at cost and depreciated using the straight-line method. Estimated lives are as follows: buildings, 30 years; leasehold improvements, the lease term; computer equipment and other, principally three years.

                                 (IN MILLIONS)

     Diversification of risk. The Company's investment portfolio is diversified and consists of short-term investment grade securities. At June 30, 1994 and 1995, approximately 40% of accounts receivable represented amounts due from ten channel purchasers. Two of these each accounted for approximately 10%, 13%, and 12% of revenues in 1993, 1994, and 1995.

     Finished goods sales to international customers in Europe, Japan, Australia, and Canada are primarily billed in local currencies. Payment cycles are relatively short, generally less than 90 days. European manufacturing costs and international selling, distribution, and support costs are generally disbursed in local currencies. Local currency cash balances in excess of short-term operating needs are generally converted into U.S. dollar cash and short-term investments upon receipt. Therefore, foreign exchange rate fluctuations generally do not create a risk of material transaction gains or losses. As a result, Microsoft's hedging activities for transaction exposures have been minimal. No material hedge contracts were outstanding at June 30, 1995.

     Translated results of operations of the Company's foreign subsidiaries are affected by foreign exchange rates. During 1995 and for 1996, the Company hedged a percentage of planned translated international finished goods revenues by purchasing options on the applicable currencies. Premiums paid for the options, which were not material, are being amortized over the lives of the options. Any gains will be recognized when and if realized.

     Reclassifications. Certain reclassifications have been made for consistent presentation.

CASH AND SHORT-TERM INVESTMENTS

                                                                          JUNE 30
                                                                     -----------------
                                                                      1994       1995
                                                                     ------     ------
        Cash and equivalents:
          Cash.....................................................  $  263     $  135
          Commercial paper.........................................     619      1,035
          Money market preferreds..................................     180        255
          Certificates of deposit..................................     218        492
          Bank loan participations.................................     197         45
                                                                     ------     ------
          Cash and equivalents.....................................   1,477      1,962
                                                                     ------     ------
        Short-term investments:
          Municipal securities.....................................   1,245      1,291
          Corporate notes and bonds................................     423        866
          U.S. Treasury securities.................................     417        444
          Commercial paper.........................................      52        187
                                                                     ------     ------
          Short-term investments...................................   2,137      2,788
                                                                     ------     ------
                  Cash and short-term investments..................  $3,614     $4,750
                                                                     ======     ======

PROPERTY, PLANT, AND EQUIPMENT

                                                                          JUNE 30
                                                                     -----------------
                                                                      1994       1995
                                                                     ------     ------
        Land.......................................................  $  162     $  206
        Buildings..................................................     440        607
        Computer equipment.........................................     532        707
        Other......................................................     311        387
                                                                     ------     ------
        Property, plant, and equipment -- at cost..................   1,445      1,907
        Accumulated depreciation...................................    (515)      (715)
                                                                     ------     ------
        Property, plant, and equipment -- net......................  $  930     $1,192
                                                                     ======     ======

                                 (IN MILLIONS)

INCOME TAXES

     The provision for income taxes was composed of:

                                                             1993       1994       1995
                                                            ------     ------     ------
        Current taxes:
          U.S. and state.................................    $352       $470       $518
          International..................................     123         94        151
                                                             ----       ----       ----
          Current taxes..................................     475        564        669
        Deferred taxes...................................     (27)        12         45
                                                             ----       ----       ----
        Provision for income taxes.......................    $448       $576       $714
                                                             ====       ====       ====

     Differences between the U.S. statutory and effective tax rates were:

                                                             1993       1994       1995
                                                            ------     ------     ------
        U.S. statutory rate..............................    34.0%      35.0%      35.0%
        Tax exempt income................................    (0.6)      (0.9)      (1.1)
        Foreign sales corporation........................    (1.0)      (1.0)      (0.7)
        Tax credits......................................    (0.9)      (2.1)      (1.6)
        State taxes and other -- net.....................     0.5        2.5        1.4
                                                             ----       ----       ----
        Effective tax rate...............................    32.0%      33.5%      33.0%
                                                             ====       ====       ====

     Deferred income tax balances were:

                                                                           JUNE 30
                                                                      -----------------
                                                                       1994       1995
                                                                      ------     ------
        Deferred income tax assets:
          Revenue items..................................              $  61      $  68
          Expense items..................................                143        221
                                                                       -----      -----
          Deferred income tax assets.....................                204        289
                                                                       -----      -----
        Deferred income tax liabilities:
          International earnings.........................               (147)      (276)
          Other..........................................                 (4)        (5)
                                                                       -----      -----
          Deferred income tax liabilities................               (151)      (281)
                                                                       -----      -----
               Net deferred income tax asset.............              $  53      $   8
                                                                       =====      =====

     U.S. and international components of income before income taxes were:

                                                            1993       1994       1995
                                                           ------     ------     ------
        U.S..............................................  $  960     $1,281     $1,549
        International....................................     441        441        618
                                                           ------     ------     ------
        Income before income taxes.......................  $1,401     $1,722     $2,167
                                                           ======     ======     ======

     The Internal Revenue Service is examining the Company's U.S. income tax returns for 1990 and 1991. The Company believes any adjustments from the examination will not be material to the financial statements. Income taxes paid were $187 million, $247 million, and $430 million in 1993, 1994, and 1995.

                                 (IN MILLIONS)

COMMON STOCK

     Shares of common stock outstanding were as follows:

                                                                  1993     1994     1995
                                                                  ----     ----     ----
        Balance, beginning of year..............................   544      565      581
        Issued..................................................    27       25       19
        Repurchased.............................................    (6)      (9)     (12)
                                                                   ---      ---      ---
        Balance, end of year....................................   565      581      588
                                                                   ===      ===      ===

     The Company repurchases its common stock in the open market to provide shares for issuance to employees under stock option and stock purchase plans. The Company's Board of Directors authorized continuation of this program in 1996.

PUT WARRANTS

     In connection with the Company's stock repurchase program, put warrants were sold to independent third parties during 1995. The put warrants entitle the holders to sell shares of Microsoft common stock to the Company at specified prices. On June 30, 1995, 8.0 million warrants were outstanding with a strike price of $69.75 per share. The warrants expire at various dates between February 1996 and November 1996, are exercisable only at maturity, and are settleable in cash at Microsoft's option. The maximum potential repurchase obligation of $405 million has been reclassified from stockholders' equity to put warrants as of June 30, 1995. There was no impact on earnings per share in 1995.

EMPLOYEE STOCK AND SAVINGS PLANS

     Employee stock purchase plan. The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company's common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 10% of their gross compensation during an offering period. During 1993, 1994, and 1995, employees purchased 1.0 million, 1.1 million, and 1.0 million shares at average prices of $33.29, $34.16, and $46.76 per share. At June 30, 1995, 2.1 million shares were reserved for future issuance.

     Savings plan. The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Under the plan, participating U.S. employees may defer up to 15% of their pretax salary, but not more than statutory limits. The Company contributes fifty cents for each dollar contributed by a participant, with a maximum contribution of 3% of a participant's earnings. The Company's matching contributions to the savings plan were $7 million, $9 million, and $12 million in 1993, 1994, and 1995.

     Stock option plans. The Company has stock option plans for directors, officers, and all employees, which provide for nonqualified and incentive stock options. The Board of Directors determines the option price (not to be less than fair market value for incentive options) at the date of grant. Options granted prior to 1995 generally vest over four and one-half years and expire ten years from the date of grant. Options granted during and after 1995 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest over seven and one-half years and expire after ten years. At June 30, 1995, options for 58.5 million shares were vested and 92.8 million shares were available for future grants under the plans.

                                 (IN MILLIONS)

     Stock options outstanding were as follows:

                                                                     PRICE PER SHARE
                                                                -------------------------
                                                                                 WEIGHTED
                                                     NUMBER        RANGE         AVERAGE
                                                     ------     ------------     --------
        Balance, June 30, 1992.....................  120.3      $ 0.31-39.79      $12.44
        Granted....................................   24.4       30.88-44.25       34.30
        Exercised..................................  (26.2)       0.31-36.92        7.95
        Canceled...................................   (4.4)       4.97-44.13       14.23
                                                     -----
        Balance, June 30, 1993.....................  114.1        0.31-44.25       18.06
        Granted....................................   26.2       35.50-50.13       37.47
        Exercised..................................  (20.9)       1.51-44.25       11.42
        Canceled...................................   (5.5)       5.01-44.13       28.67
                                                     -----
        Balance, June 30, 1994.....................  113.9        0.31-50.13       23.29
        Granted....................................   21.7       47.75-83.13       50.50
        Exercised..................................  (17.6)       0.31-47.75       15.81
        Canceled...................................   (4.2)       5.11-75.00       35.40
                                                     -----
        Balance, June 30, 1995.....................  113.8        1.54-83.13       29.12
                                                     =====

LEASES

     The Company has operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for operating leases was $54 million, $68 million, and $86 million in 1993, 1994, and 1995. Future minimum rental commitments under noncancelable leases, in millions of dollars, are: 1996, $78; 1997, $65; 1998, $56; 1999, $44; 2000, $28; and thereafter, $13.

THE MICROSOFT NETWORK

     During 1995, a wholly owned subsidiary of Tele-Communications, Inc. (TCI) purchased a 20% minority interest in the newly formed Microsoft Online Services Partnership. TCI contributed $125 million of TCI common stock and Microsoft contributed the business assets of its online service, The Microsoft Network, which was in development. Microsoft owns 80% of the entity, whose operations have not been material to the financial results of Microsoft. The entity was subsequently reorganized into The Microsoft Network, LLC.

NONCONTINUING ITEMS

     In the fourth quarter of 1995, the Company paid a $46 million breakup fee to Intuit Inc. in connection with the termination of a planned merger.

     In the third quarter of 1994, the Company recorded a $120 million charge to reflect the estimated impact of a jury verdict in the Stac Electronics patent litigation and related expenses. In June 1994, the Company reached an agreement with Stac to settle the litigation and adjusted its estimate accordingly, resulting in a credit of $30 million in the fourth quarter and a net pretax charge of $90 million for 1994.

CONTINGENCIES

     On July 15, 1994, Microsoft and the U.S. Department of Justice (DOJ) entered into a consent decree resolving the DOJ's non-public investigation of Microsoft. In the consent decree, which involves no admission of wrongdoing on Microsoft's part, Microsoft agreed to make certain changes in its OEM licensing practices. Microsoft also agreed to employ a uniform duration in its nondisclosure agreement for precommercial versions

                                 (IN MILLIONS)

of certain operating system products, and clarified the rights and responsibilities of those signing such nondisclosure agreements. The consent decree was approved by the U.S. District Court for the District of Columbia on August 21, 1995.

     The Antitrust Division of the DOJ has stated that it is conducting an investigation concerning Microsoft's inclusion of client-access software for The Microsoft Network in Windows 95. Although there is no assurance that this matter will be resolved favorably and that Microsoft's future financial statements will not be adversely affected, Microsoft currently believes that resolution of this matter will not have a material adverse effect on its financial condition or results of operations.

INFORMATION BY GEOGRAPHIC AREA

                                                            1993       1994       1995
                                                           ------     ------     ------
        Net revenues
          U.S. operations................................  $2,655     $3,472     $4,495
          European operations............................   1,289      1,401      1,575
          Other international operations.................     395        375        558
          Eliminations...................................    (586)      (599)      (691)
                                                           ------     ------     ------
                  Total net revenues.....................  $3,753     $4,649     $5,937
                                                           ======     ======     ======
        Operating income
          U.S. operations................................  $  961     $1,394     $1,709
          European operations............................     360        346        412
          Other international operations.................      18         31         91
          Eliminations...................................     (13)       (45)      (174)
                                                           ------     ------     ------
                  Total operating income.................  $1,326     $1,726     $2,038
                                                           ======     ======     ======
        Identifiable assets
          U.S. operations................................  $2,944     $4,397     $5,862
          European operations............................   1,133      1,366      1,806
          Other international operations.................     310        423        689
          Eliminations...................................    (582)      (823)    (1,147)
                                                           ------     ------     ------
                  Total identifiable assets..............  $3,805     $5,363     $7,210
                                                           ======     ======     ======

     Intercompany sales between geographic areas are accounted for at prices representative of unaffiliated party transactions. "U.S. operations" include shipments to customers in the U.S., licensing to OEMs, and exports of finished goods directly to international customers, primarily in Canada, South America, and Asia. Exports and international OEM transactions are primarily in U.S. dollars and totaled $426 million, $787 million, and $1,263 million in 1993, 1994, and 1995. "Other international operations" primarily include subsidiaries in Australia, Japan, Korea, and Taiwan. International revenues, which include European operations, other international operations, exports, and OEM distribution, were 55.3%, 54.0%, and 55.3% of total revenues in 1993, 1994, and 1995.

                          INDEPENDENT AUDITORS' REPORT

To the Board of Directors and Stockholders of Microsoft Corporation:

     We have audited the accompanying balance sheets of Microsoft Corporation and subsidiaries as of June 30, 1994 and 1995, the related statements of income, cash flows, and stockholders' equity for each of the three years ended June 30, 1995. Our audits also included the financial statement schedule listed in the Index at Item 8. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, such financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 1994 and 1995, and the results of their operations and their cash flows for each of the three years ended June 30, 1995 in conformity with generally accepted accounting principles. Also, in our opinion the financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/  DELOITTE & TOUCHE LLP

Seattle, Washington
July 17, 1995
(August 21, 1995 as to
Contingencies Note)

                                    PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

     Information with respect to Directors may be found under the caption "Election of Directors and Management Information" on pages 1 and 2 of the Company's Proxy Statement dated September 25, 1995, for the Annual Meeting of Shareholders to be held October 27, 1995 (the "Proxy Statement"). Such information is incorporated herein by reference. Information with respect to Executive Officers may be found on pages 11 and 12 hereof, under the caption "Executive Officers of the Registrant."

ITEM 11. EXECUTIVE COMPENSATION

     The information in the Proxy Statement set forth under the captions "Information Regarding Executive Officer Compensation" on pages 4 through 8 and "Information Regarding the Board and its Committees" on page 2 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     The information set forth under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" on page 3 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     The information set forth under the caption "Certain Transactions" on page 8 of the Proxy Statement is incorporated herein by reference.

                                    PART IV

ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES AND REPORTS ON FORM 8-K

     (a) Financial Statements and Schedules

         The financial statements of Microsoft as set forth under Item 8 are filed as part of this report.

         Supplemental Schedule II -- Valuation and Qualifying Accounts is filed on page 32 of this report.

         Financial statement schedules other than those listed above have been omitted since they are either not required, not applicable, or the information is otherwise included.

         The independent auditors' report with respect to the above-listed financial statements and schedule appears on page 29 of this report.

     (b) Reports on Form 8-K

         No reports on Form 8-K were filed during the last quarter of fiscal
         1995.

     (c) Exhibit Listing

        EXHIBIT
        NUMBER                                    DESCRIPTION
        ------                                    -----------
          3.1      Restated Articles of Incorporation(1)
          3.2      Bylaws(1)
         10.1      Microsoft Corporation 1991 Stock Option Plan(1)
         10.2      Microsoft Corporation 1981 Stock Option Plan(2)
         10.3      Microsoft Corporation Stock Option Plan for Non-Employee Directors(1)
         10.4      Microsoft Corporation Stock Option Plan for Consultants and Advisor(1)
         10.5      Microsoft Corporation 1991 Employee Stock Purchase Plan
         10.6      Microsoft Corporation Savings Plus Plan(1)
         10.7      Trust Agreement dated June 1, 1993 between Microsoft Corporation and First
                   Interstate Bank of Washington(3)
         10.8      Form of Indemnification Agreement(3)
         11.       Computation of Earnings Per Share
         21.       Subsidiaries
         23.       Independent Auditors' Consent
         27.       Financial Data Schedule
         99.1      Financial Statements for the Microsoft Corporation 1991 Employee Stock
                   Purchase Plan for the Three Years Ended June 30, 1995
         99.2      Financial Statements for the Microsoft Corporation Savings Plus Plan for
                   the Two Years Ended December 31, 1994 and the Nine Months Ended December
                   31, 1992

- ---------------

(1) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1994.

(2) Incorporated by reference to Registration Statement 33-37623 on Form S-8.

(3) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1993.

                SCHEDULE II -- VALUATION AND QUALIFYING ACCOUNTS

                        ALLOWANCE FOR DOUBTFUL ACCOUNTS
                                 (IN MILLIONS)

                                                                          YEAR ENDED JUNE 30
                                                                        ----------------------
                                                                        1993     1994     1995
                                                                        ----     ----     ----
Balance, beginning of year............................................  $ 57     $ 76     $ 92
Additions charged to expense..........................................    47       27       51
Deductions............................................................   (28)     (11)      (4)
                                                                        ----     ----     ----
Balance, end of year..................................................  $ 76     $ 92     $139
                                                                        ====     ====     ====

                                   SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on September 13, 1995.

                                          MICROSOFT CORPORATION

                                          By      /s/  MICHAEL W. BROWN
                                            ------------------------------------
                                                     Michael W. Brown,
                                                  Vice President, Finance;
                                                  Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 13, 1995.

                  SIGNATURE                                        TITLE
                  ---------                                        -----
         /s/  WILLIAM H. GATES                      Chairman of the Board of Directors
- ---------------------------------------------           and Chief Executive Officer
              William H. Gates

           /s/  PAUL G. ALLEN                                    Director
- ---------------------------------------------
                Paul G. Allen

        /s/  RICHARD A. HACKBORN                                 Director
- ---------------------------------------------
             Richard A. Hackborn

        /s/  DAVID F. MARQUARDT                                  Director
- ---------------------------------------------
             David F. Marquardt

         /s/  ROBERT D. O'BRIEN                                  Director
- ---------------------------------------------
              Robert D. O'Brien
                                                                 Director
- ---------------------------------------------
              Wm. G. Reed, Jr.

          /s/  JON A. SHIRLEY                                    Director
- ---------------------------------------------
               Jon A. Shirley

         /s/  MICHAEL W. BROWN                            Vice President, Finance;
- ---------------------------------------------              Chief Financial Officer
              Michael W. Brown                  (Principal Financial and Accounting Officer)