Form 10-Q
period 1995-09-30
MICROSOFT CORP
filed 1995-11-14
CIK 789019

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                              ------------------

                                   FORM 10-Q

             [x]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1995


             [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                      OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO ____

                              ------------------

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

      The number of shares outstanding of the registrant's common stock as of October 31, 1995 was 592,305,901.


================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1995

                                     INDEX


PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements                                                         Page
                                                                                              ----
                 a)  Income Statements
                     for the Three Months Ended September 30, 1995 and 1994   . . . . . .       1

                 b)  Balance Sheets
                     as of September 30, 1995 and June 30, 1995 . . . . . . . . . . . . .       2

                 c)  Cash Flows Statements
                     for the Three Months Ended September 30, 1995 and 1994 . . . . . . .       3

                 d)  Notes to Financial Statements  . . . . . . . . . . . . . . . . . . .       4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations  . . . . . . . . . . . . . . . . . .       5

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings  . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

         Item 4. Submission of Matters to a Vote of Security Holders  . . . . . . . . . .       8

         Item 5. Other Information  . . . . . . . . . . . . . . . . . . . . . . . . . . .       8

         Item 6. Exhibits and Reports on Form 8-K . . . . . . . . . . . . . . . . . . . .       8

SIGNATURE   . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . . .       9

                         Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)
-------------------------------------------------------------------------------

                                                 Three Months Ended
                                                    September 30
                                                  1994        1995
-------------------------------------------------------------------
Net revenues                                     $1,247      $2,016
-------------------------------------------------------------------
Costs and expenses:
  Cost of revenues                                  186         322
  Research and development                          178         302
  Sales and marketing                               395         621
  General and administrative                         51          63
-------------------------------------------------------------------
        Total costs and expenses                    810       1,308
-------------------------------------------------------------------
Operating income                                    437         708
Interest income - net                                36          66
Other expenses                                       (2)         (4)
-------------------------------------------------------------------
Income before income taxes                          471         770
Provision for income taxes                          155         271
-------------------------------------------------------------------
Net income                                       $  316      $  499
===================================================================
Earnings per share                               $ 0.51      $ 0.78
===================================================================
Weighted average shares outstanding                 622         640
===================================================================


                           See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)
-------------------------------------------------------------------------------

                                               June 30   Sept. 30
                                                1995     1995 (1)
-----------------------------------------------------------------
ASSETS
Current assets:
  Cash and short-term investments               $4,750     $5,064
  Accounts receivable - net                        581      1,052
  Inventories                                       88        125
  Other                                            201        176
-----------------------------------------------------------------
    Total current assets                         5,620      6,417
-----------------------------------------------------------------
Property, plant, and equipment - net             1,192      1,265
Other assets                                       398        478
-----------------------------------------------------------------
      Total assets                              $7,210     $8,160
=================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                              $  563     $  621
  Accrued compensation                             130        103
  Income taxes payable                             410        522
  Unearned revenues                                 54        307
  Other                                            190        206
-----------------------------------------------------------------
    Total current liabilities                    1,347      1,759
-----------------------------------------------------------------
Minority interest                                  125        125
-----------------------------------------------------------------
Put warrants                                       405        537
-----------------------------------------------------------------

Stockholders' equity:
  Common stock and paid-in capital --
    shares authorized 2,000;
    shares outstanding 588 and 590               2,005      2,172
  Retained earnings                              3,328      3,567
-----------------------------------------------------------------
    Total stockholders' equity                   5,333      5,739
-----------------------------------------------------------------
      Total liabilities and stockholders'
        equity                                  $7,210     $8,160
=================================================================

(1)  Unaudited





                            See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)
-------------------------------------------------------------------------------

                                                        Three Months Ended
                                                           September 30
                                                          1994       1995
--------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
  Net income                                             $  316     $  499
  Depreciation and amortization                              67         69
  Current liabilities                                        96        410
  Accounts receivable                                       (59)      (467)
  Inventories                                                (7)       (37)
  Other current assets                                      (23)        26
--------------------------------------------------------------------------
    Net cash from operations                                390        500
--------------------------------------------------------------------------

CASH FLOWS FROM FINANCING
  Common stock issued                                        81         98
  Common stock repurchased                                 (242)      (129)
  Stock option income tax benefits                           39         58
--------------------------------------------------------------------------
    Net cash from financing                                (122)        27
--------------------------------------------------------------------------

CASH FLOWS USED FOR INVESTMENTS
  Additions to property, plant, and equipment               (67)      (116)
  Other assets                                              (35)       (98)
  Short-term investments                                   (313)      (370)
--------------------------------------------------------------------------
    Net cash used for investments                          (415)      (584)
--------------------------------------------------------------------------
Net change in cash and equivalents                         (147)       (57)
Effect of exchange rates on cash and equivalents             (4)         1
Cash and equivalents, beginning of period                 1,477      1,962
--------------------------------------------------------------------------
Cash and equivalents, end of period                       1,326      1,906
Short-term investments, end of period                     2,450      3,158
--------------------------------------------------------------------------
Cash and short-term investments, end of period           $3,776     $5,064
==========================================================================





                            See accompanying notes.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Actual results could differ from those estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 1995 Annual Report on Form 10-K.

EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, using the treasury stock method.

CONTINGENCIES

The Antitrust Division of the U.S. Department of Justice has stated that it is conducting an investigation concerning Microsoft's inclusion of client-access software for The Microsoft Network in Microsoft Windows(R) 95. Although there is no assurance that this matter will be resolved favorably and that Microsoft's future financial statements will not be adversely affected, Microsoft currently believes that resolution of this matter will not have a material adverse effect on its financial condition or results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Microsoft develops, manufactures, licenses, sells, and supports a wide range of software products, including operating systems for personal computers (PCs), workstations, and servers; business and consumer programs for productivity, reference, education, and entertainment; and development tools. Microsoft also offers an online service, sells personal computer books and input devices, and is engaged in the research and potential development of advanced technology software products.

NET REVENUES

Net revenues for the first quarter of fiscal 1996 increased 62% over net revenues for the first quarter of fiscal 1995.

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

PRODUCT GROUPS

Platforms product group revenues were $1.04 billion in the first quarter of fiscal 1996, compared to $509 million recorded in the same period of fiscal 1995, an increase of 104%. During the quarter, the Company released Microsoft Windows 95, its new personal operating system, which experienced strong demand by users of existing PCs. To prevent stock outs in the retail channel, certain distributors and resellers over-ordered Windows 95 product prior to its formal launch on August 24, 1995 and began returning excess inventory prior to the end of the quarter. The Company provided for management's estimate of additional product that will be returned to Microsoft subsequent to September 30, 1995. The Company's earned retail revenues of Windows 95 were $260 million. Additionally, unearned revenues on the accompanying balance sheet include $130 million attributable to future telephone support and unspecified enhancements to Windows 95 which will be recognized ratably over the product's life cycle as it is earned. The Company also experienced continued revenue growth in Microsoft MS-DOS(R), Microsoft Windows 3.1, and Microsoft Windows for Workgroups 3.11 operating systems, primarily through the OEM channel. (Windows
3.1 and Windows for Workgroups 3.11 are hereafter referred to collectively as "Windows 3.x."). Revenues from business systems products (principally the Windows NT(TM) operating system and server applications in the Microsoft's BackOffice(TM) family of products) also increased, due to greater corporate demand for Windows NT Workstation and Windows NT Server.

Applications and content product group revenues were $977 million in the first quarter of 1996, increasing 32% from $738 million in the first quarter of 1995. Increases in applications and content revenues were led by strong sales of 16-bit and 32-bit versions of Microsoft Office. Microsoft Office Standard includes the Microsoft Word word processor, the Microsoft Excel spreadsheet, and the Microsoft PowerPoint(R) presentation graphics program. The Microsoft Office for Windows 95 (32-bit) version also includes the Microsoft Schedule+ calendar and scheduling program. Microsoft Office Professional includes all of the above plus the Microsoft Access(R) database management program. The accompanying balance sheet also includes $120 million of unearned revenues in connection with the sale of 16-bit versions of desktop productivity programs that will not be earned and recognized as revenues until related coupons for Windows 95 upgrades have been fulfilled.

Microsoft Home, a broad range of consumer products, continued to show growth. New titles and new versions of existing titles both contributed to the growth, as did increased sales of the Microsoft Mouse and the Natural Keyboard(TM).

SALES CHANNELS

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

OEM revenues (primarily personal operating systems) grew 57% to $548 million from the $348 million recorded in the comparable quarter of the prior year. MS-DOS and Microsoft Windows 3.x continued to be preinstalled on many PCs sold by OEMs. Certain OEMs began installing Windows 95 on new PCs during the quarter ended September 30, 1995. Higher levels of PC shipments led to increased revenues through the OEM channel.

Revenues in the U.S. and Canada were $745 million in the first quarter of 1996 compared to $423 million in 1995. The growth rate of 76% reflected strong sales of Windows 95 and Microsoft Office.

Revenues in Europe were $426 million in the first quarter of 1996 compared to $289 million the prior year and benefited greatly by the release of several different localized versions of Windows 95 and 32-bit desktop programs. Recently, growth rates have been lower in Europe than in other geographic areas due to general economic slowness, higher existing market shares, and a more dramatic shift to corporate licensing programs.

Other International channel revenues increased 59% to $297 million in the first quarter of 1996 from $187 million in the first quarter of 1995. Growth rates continue to be strong due to customer acceptance of newly localized products, particularly in Japan, and early entrance into emerging markets.

Microsoft's operating results are affected by foreign exchange rates. Had the exchange rates in effect during the first quarter of the prior year been in effect during the first quarter of 1996, translated revenues in Europe would have been $55 million lower and translated Other International revenues would have been $14 million lower. Since much of Microsoft's international manufacturing costs and operating expenses are also incurred in local currencies, the relative translation impact of exchange rates on net income is less than on revenues.

COSTS AND EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

Cost of revenues as a percentage of revenues was 16.0% in the first quarter of 1996, compared to 14.9% in the first quarter of 1995. The increase is principally attributable to a shift in sales mix due to high shipments of retail upgrade versions of Windows 95 and Office for Windows 95. The increase in the cost of revenues percentage was somewhat offset by the increased mix of CD-ROM media, which carry lower costs of goods sold than floppy disks.

Research and development expenses increased 70% to $302 million, or 15.0% of revenues in the first quarter of 1996 from $178 million, or 14.3% of revenues in the corresponding quarter of 1995. The increase in research and development expenses resulted primarily from planned hiring of software developers and higher levels of third-party development costs.

Sales and marketing expenses increased 57% to $621 million from $395 million in the comparable quarter. As a percentage of revenues, sales and marketing expenses were 30.8% and 31.6% in the respective first quarters of 1996 and 1995. The increase in sales and marketing expenses was impacted by costs related to the August 24th launch of Windows 95 and increased product support costs.

General and administrative expenses were 3.1% of revenues in the first quarter of 1996 and 4.1% of revenues in the first quarter of 1995. The decrease was due to a number of factors, including lower legal costs.

Net interest income increased as a result of a larger investment portfolio generated by cash from operations combined with higher interest rates.

The effective income tax rate was 35% and 33% in the first quarters of 1996 and 1995 with the increase due primarily to changes in the U.S. tax law.

NET INCOME

Net income for the first quarter of 1996 was $499 million. Net income as a percentage of revenues was 24.8% in the first quarter of 1996, compared with 25.3% in the first quarter of 1995. The decrease in net income as a percentage of revenues was the result of higher cost of revenues and research and development offset by lower sales and marketing and general and administrative and higher interest income percentages.

FINANCIAL CONDITION

Microsoft's cash and short-term investment portfolio totaled $5.1 billion at September 30, 1995. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. Microsoft's portfolio is invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

Microsoft has no material long-term debt and has $70 million of standby multicurrency lines of credit that support foreign currency hedging and international cash management. Stockholders' equity at September 30, 1995 exceeded $5.7 billion.

Cash generated from operations has been sufficient historically to fund Microsoft's investment in research and development activities and facilities expansion. As Microsoft grows, investments will continue in research and development in existing and advanced areas of technology. Microsoft's cash will be used to acquire technology and to fund ventures and other strategic opportunities. Additions to property, plant, and equipment are expected to continue, including new facilities and computer systems for research and development, sales and marketing, product support, and administrative staff.

The exercise of stock options by employees provides additional cash. These proceeds have funded Microsoft's open market stock repurchase program through which Microsoft provides shares for stock option and stock purchase plans. This practice is continuing in 1996.

To enhance its stock repurchase program, Microsoft sold equity put warrants to independent third parties during 1995 and 1996. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On September 30, 1995, 10 million warrants were outstanding with strike prices ranging between $80 and $86 per share. The warrants expire at various dates between November 1995 and November 1996, are exercisable only at maturity, and are settleable in cash at Microsoft's option. The maximum potential repurchase obligation of $537 million has been reclassified from stockholders' equity to put warrants as of September 30, 1995.

A subsidiary of Tele-Communications, Inc. (TCI) owns a 20% minority interest in The Microsoft Network, LLC. TCI contributed $125 million of TCI common stock, and Microsoft contributed the business assets of its online service, The Microsoft Network, which began operation on August 24, 1995.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements for the next twelve months. Microsoft's cash and short-term investments are also managed to be available for strategic investment opportunities or other potential large-scale cash needs that may arise in pursuit of Microsoft's long-term strategies. Additionally, Microsoft shareholders have authorized the issuance of up to 100 million shares of preferred stock, which may be used by Microsoft for any proper corporate purpose.

Microsoft has not paid cash dividends on its common stock.

                          Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

See Notes to Financial Statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on October 27, 1995, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                                     Number of Shares
                                                    For           Withheld
         William H. Gates                       530,061,421      1,008,795
         Paul G. Allen                          530,073,699        996,517
         Richard A. Hackborn                    530,026,542      1,043,674
         David F. Marquardt                     530,071,808        998,408
         Robert D. O'Brien                      529,957,839      1,112,377
         William G. Reed, Jr.                   530,020,438      1,049,778
         Jon A. Shirley                         530,076,764        993,452

2. To ratify the selection of Deloitte & Touche LLP as the independent public auditors of the Company for the current fiscal year.

         For                                    527,183,535
         Against                                  2,857,849
         Abstain                                  1,028,832

ITEM 5.  OTHER INFORMATION

PROPOSALS OF SHAREHOLDERS FOR 1996 ANNUAL MEETING OF SHAREHOLDERS

Proposals of shareholders intended to be presented at the Annual Meeting of Shareholders on October 25, 1996 must be received by the Company no later than May 29, 1996 to be included in the Company's Proxy Statement and form of proxy related to that meeting.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A) EXHIBITS

    11.  Computation of Earnings Per Share is on page 10.
    27.  Financial Data Schedule.

(B) REPORTS ON FORM 8-K

    No reports on Form 8-K were filed by Microsoft during the quarter ended September 30, 1995.

ITEMS 2 AND 3 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Microsoft Corporation


    Date:  November 14, 1995              By: /s/  Michael W. Brown
                                              ---------------------------------
                                              Michael W. Brown,
                                              Vice President, Finance;
                                              Chief Financial Officer

                                              (Principal Financial and
                                              Accounting Officer and Duly
                                              Authorized Officer)