Form 10-Q
period 1995-12-31
MICROSOFT CORP
filed 1996-02-13
CIK 789019

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-Q

               /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 1995


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

Yes  /X/     No  / /

    The number of shares outstanding of the registrant's common stock as of
                       January 31, 1996 was 594,003,653.

================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                    For the Quarter Ended December 31, 1995

                                     INDEX


PART I.  FINANCIAL INFORMATION
         Item 1.  Financial Statements                                                            Page
                                                                                                  ----

                  a)  Income Statements
                      for the Three and Six Months Ended December 31, 1995 and 1994............    1

                  b)  Balance Sheets
                      as of December 31, 1995 and June 30, 1995................................    2

                  c)  Cash Flows Statements
                      for the Six Months Ended December 31, 1995 and 1994......................    3

                  d)  Notes to Financial Statements............................................    4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................    5


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................    9

         Item 6.  Exhibits and Reports on Form 8-K.............................................    9


SIGNATURE......................................................................................   10

                         Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)
------------------------------------------------------------------------------

                                                         Three Months Ended          Six Months Ended
                                                            December 31                December 31
                                                          1994        1995           1994        1995

     -------------------------------------------------------------------------------------------------
     Net revenues                                        $1,482      $2,195         $2,729      $4,211
     -------------------------------------------------------------------------------------------------
     Costs and expenses:

       Cost of revenues                                     222         330            408         652

       Research and development                             199         313            377         615

       Sales and marketing                                  479         690            874       1,311

       General and administrative                            62          76            113         139
     -------------------------------------------------------------------------------------------------
         Total costs and expenses                           962       1,409          1,772       2,717
     -------------------------------------------------------------------------------------------------
     Operating income                                       520         786            957       1,494

     Interest income - net                                   42          76             78         142

     Other income (expense)                                  (5)         23             (7)         19
     -------------------------------------------------------------------------------------------------
     Income before income taxes                             557         885          1,028       1,655

     Provision for income taxes                             184         310            339         581
     -------------------------------------------------------------------------------------------------
     Net income                                          $  373      $  575         $  689      $1,074
     =================================================================================================
     Earnings per share                                  $ 0.60      $ 0.90         $ 1.10      $ 1.68
     =================================================================================================
     Weighted average shares outstanding                    625         638            624         639
     =================================================================================================


                             See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)
--------------------------------------------------------------------------------

                                                                                            June 30      Dec. 31
                                                                                              1995       1995 (1)
            -----------------------------------------------------------------------------------------------------

            ASSETS

            Current assets:

              Cash and short-term investments                                               $4,750        $6,017

              Accounts receivable - net                                                        581           771

              Inventories                                                                       88           108

              Other                                                                            201           207
            ----------------------------------------------------------------------------------------------------
                  Total current assets                                                       5,620         7,103

            Property, plant, and equipment - net                                             1,192         1,297

            Other assets                                                                       398           706
            ----------------------------------------------------------------------------------------------------
                  Total assets                                                              $7,210        $9,106
            ----------------------------------------------------------------------------------------------------

            LIABILITIES AND STOCKHOLDERS' EQUITY

            Current liabilities:

                 Accounts payable                                                           $  563        $  651

                 Accrued compensation                                                          130           148

                 Income taxes payable                                                          410           680

                 Unearned revenues                                                              54           495

                 Other                                                                         190           267
            ----------------------------------------------------------------------------------------------------
                  Total current liabilities                                                  1,347         2,241
            ----------------------------------------------------------------------------------------------------
            Minority interest                                                                  125           125
            ----------------------------------------------------------------------------------------------------
            Put warrants                                                                       405           560
            ----------------------------------------------------------------------------------------------------
            Stockholders' equity:

                 Common stock and paid-in capital --
                   shares authorized 2,000;
                   shares outstanding 588 and 590                                            2,005         2,285

                 Retained earnings                                                           3,328         3,895
            ----------------------------------------------------------------------------------------------------
                  Total stockholders' equity                                                 5,333         6,180
            ----------------------------------------------------------------------------------------------------
                   Total liabilities and stockholders' equity                               $7,210        $9,106
            ----------------------------------------------------------------------------------------------------

(1)  Unaudited


                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)

-------------------------------------------------------------------------------------------------------
                                                                                     Six Months Ended
                                                                                        December 31
                                                                                   1994            1995
      -------------------------------------------------------------------------------------------------
      CASH FLOWS FROM OPERATIONS

        Net income                                                              $   689         $ 1,074

        Depreciation and amortization                                               133             147

        Current liabilities                                                         194             892

        Accounts receivable                                                        (134)           (187)

        Inventories                                                                 (17)            (20)

        Other current assets                                                        (30)             (5)
      -------------------------------------------------------------------------------------------------
          Net cash from operations                                                  835           1,901
      -------------------------------------------------------------------------------------------------
      CASH FLOWS USED FOR FINANCING

        Common stock issued                                                         140             173

        Common stock repurchased                                                   (560)           (472)

        Stock option income tax benefits                                             78              71
      -------------------------------------------------------------------------------------------------
          Net cash used for financing                                              (342)           (228)
      -------------------------------------------------------------------------------------------------
      CASH FLOWS USED FOR INVESTMENTS

        Additions to property, plant, and equipment                                (170)           (204)

        Other assets                                                                (90)           (203)

        Short-term investments                                                     (785)           (906)
      -------------------------------------------------------------------------------------------------
          Net cash used for investments                                          (1,045)         (1,313)
      -------------------------------------------------------------------------------------------------
      Net change in cash and equivalents                                           (552)            360

      Effect of exchange rates on cash and equivalents                               (8)              1

      Cash and equivalents, beginning of period                                   1,477           1,962
      -------------------------------------------------------------------------------------------------
      Cash and equivalents, end of period                                           917           2,323

      Short-term investments, end of period                                       2,922           3,694
      -------------------------------------------------------------------------------------------------
      Cash and short-term investments, end of period                            $ 3,839         $ 6,017
      -------------------------------------------------------------------------------------------------

                            See accompanying notes.
--------------------------------------------------------------------------------

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

MERGER

During January 1996, Microsoft merged with Vermeer Technologies, Inc., a developer of Web authoring software. The transaction will be accounted for as a pooling of interests. Management does not expect the transaction to have a material financial effect on the Company's financial results.

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


--------------------------------------------------------------------------------

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

REVENUES

Revenues for the second quarter of fiscal 1996 increased 48% over revenues for the second quarter of fiscal 1995. For the first half of the year, revenues increased 54% over the comparable period of the prior year.

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

PRODUCT GROUPS

Platforms product group revenues were $1.13 billion in the second quarter of 1996, compared to $592 million recorded in the same period of 1995, an increase of 90%. On a year-to-date basis, platforms product group revenues increased to $2.17 billion from $1.10 billion. Platforms product group revenues are primarily from licenses of personal computer operating systems and business systems with client-server architectures.

During the first quarter of fiscal 1996, the Company released Microsoft Windows 95, its new personal computer operating system, which experienced strong demand by users of existing PCs. To prevent stock outs in the retail channel, certain distributors and resellers over-ordered Windows 95 product prior to its formal launch on August 24, 1995 and began returning excess inventory in the first two quarters of 1996. The Company provided for management's estimate of additional product that will be returned to Microsoft. The Company's earned retail revenues of Windows 95 were $260 million in the first quarter and $180 million in the second quarter. Additionally, unearned revenues as of December 31, 1995 on the accompanying balance sheet include $200 million attributable to future telephone support and unspecified enhancements to Windows 95 which will be recognized ratably over the product's life cycle as it is earned. The Company also experienced continued revenue growth in Microsoft MS-DOS(R), Microsoft Windows 3.1, Microsoft Windows for Workgroups 3.11, and Windows 95 operating systems licensed through the OEM channel. (Windows 3.1 and Windows for Workgroups 3.11 are hereafter referred to collectively as "Windows 3.x."). Revenues from business systems products (principally the Windows NT(TM) operating system and server applications in the Microsoft's BackOffice(TM) family of products) increased strongly, due to greater corporate demand for Windows NT Workstation and Windows NT Server.

Applications and content product group revenues were $1.07 billion in the second quarter of 1996, increasing 20% from $890 million in the second quarter of 1995. For the first two quarters of 1996, applications and content product revenues were $2.05 billion, compared to $1.63 billion in the corresponding period of 1995. Applications product group revenues include primarily licenses of desktop productivity, consumer, and developer programs.

Increases in applications and content revenues were led by strong sales of 16-bit and 32-bit versions of Microsoft Office. Microsoft Office Standard includes the Microsoft Word word processor, the Microsoft Excel spreadsheet, and the Microsoft PowerPoint(R) presentation graphics program. The Microsoft Office for Windows 95 (32-bit) version also includes the Microsoft Schedule+ calendar and scheduling program. Microsoft Office Professional includes all of the above plus the Microsoft Access(R) database management program. The accompanying balance sheet also includes $230 million of unearned revenues as of December 31, 1995 in connection with the sale of 16-bit versions of desktop productivity programs that will not be earned and recognized as revenues until related coupons for Windows 95 version upgrades have been fulfilled.


--------------------------------------------------------------------------------

Revenues from consumer products grew 23% in the second quarter of 1996. New titles and new versions of existing titles both contributed to the growth, in spite of across-the-board price decreases. Developer product revenues also grew, reflecting the introduction of Microsoft Visual Basic version 4.0.

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

OEM revenues (primarily personal computer operating systems) grew 75% to $672 million in the second quarter from the $385 million recorded in the comparable quarter of the prior year. On a year-to-date basis, OEM revenues were $1.22 billion, compared to $733 million in 1995. The percentage of OEMs preinstalling Windows 95 on new PCs increased during the second quarter of 1996. Also, MS-DOS and Microsoft Windows 3.x continued to be preinstalled on many PCs sold by OEMs. Higher levels of PC shipments was the principal driver of increased revenues through the OEM channel.

Revenues in the U.S. and Canada were $632 million in the second quarter of 1996 compared to $491 million in 1995. Revenues in the first half of 1996 were $1.38 billion, compared to $914 million recorded last year. The increase in revenues of 51% for the first two quarters primarily reflects the release of new versions of Windows 95 and 32-bit versions of desktop applications, particularly Microsoft Office for Windows 95.

Revenues in Europe were $569 million in the second quarter of 1996 compared to $399 million the prior year. European revenues were $995 million in the first half of 1996 compared to $688 million the prior year, an increase of 45%. Revenues in Europe benefited greatly by the release of localized versions of Windows 95 and 32-bit desktop applications.

Other International channel revenues increased 56% to $322 million in the second quarter of 1996 from $207 million in the second quarter of 1995, reflecting the release of Kanji versions of Windows 95 and Microsoft Office in Japan. Year-to-date revenues were $619 million in 1996 compared to $394 million in 1995. As in Europe, many localized versions of Windows 95 and 32-bit desktop applications were released through the Other International channel in the first half of 1996.

Microsoft's operating results are affected by foreign exchange rates. Had the exchange rates in effect during the second quarter of the prior year been in effect during the second quarter of 1996, translated revenues in Europe would have been $21 million lower and translated Other International revenues would have been $4 million higher. Since much of Microsoft's international manufacturing costs and operating expenses are also incurred in local currencies, the relative translation impact of exchange rates on net income is less than on revenues.

COSTS AND EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

Cost of revenues as a percentage of revenues was 15.0% in the second quarters of both 1996 and 1995. For the first two quarters of 1996, cost of revenues was 15.5% of revenues, compared to 15.0% the prior year. The slight increase is principally attributable to a shift in sales mix due to high shipments of retail upgrade versions of Windows 95 and Microsoft Office for Windows 95. The increase in the cost of revenues percentage was somewhat offset by the increased mix of CD-ROM media, which carry lower costs of goods sold than floppy disks.

Research and development expenses increased 57% to $313 million, or 14.3% of revenues in the second quarter of 1996 from $199 million, or 13.4% of revenues in the corresponding quarter of 1995. The increase in research and development expenses in both the second quarter and first half of 1996 resulted primarily from planned hiring of software developers and higher levels of third-party development costs.

Sales and marketing expenses increased 44% to $690 million from $479 million in the comparable quarter. As a percentage of revenues, sales and marketing expenses were 31.4% and 32.3% in the respective second quarters of 1996 and 1995. The increase in sales and marketing expenses in both the second quarter and first half of 1996 was impacted by marketing costs of Windows 95 and Microsoft Office for Windows 95 and increased product support costs.

--------------------------------------------------------------------------------

General and administrative expenses were $76 million (3.5% of revenues) in the second quarter of 1996 and $62 million (4.2% of revenues) in the second quarter of 1995. The increases in absolute dollars incurred in both the second quarter and first half of 1996 were due to growth in the systems and number of people necessary to support overall increases in the scope of the Company's operations.

Net interest income increased as a result of a larger investment portfolio generated by cash from operations combined with higher interest rates. Other income in the second quarter of 1996 included a net gain of $30 million from the disposal of long-term assets.

The effective income tax rate was 35% and 33% in the first halves of 1996 and 1995 with the increase due primarily to changes in the U.S. tax law.

NET INCOME

Net income for the second quarter of 1996 was $575 million. Net income as a percentage of revenues was 26.2% in the second quarter of 1996, compared with 25.2% in the second quarter of 1995. On a year-to-date basis, net income as a percent of revenues was 25.5% compared to 25.2% the prior year. The increase in net income as a percentage of revenues was primarily the result of revenues growing faster than operating expenses other than those for research and development and higher nonoperating income such as interest income and the disposal gain.


--------------------------------------------------------------------------------

FINANCIAL CONDITION

Microsoft's cash and short-term investment portfolio totaled $6 billion at December 31, 1995. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio is invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

Microsoft has no material long-term debt and has $70 million of standby multicurrency lines of credit that support foreign currency hedging and international cash management. Stockholders' equity at December 31, 1995 exceeded $6 billion.

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

To enhance its stock repurchase program, Microsoft sold equity put warrants to independent third parties during 1995 and 1996. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On December 31, 1995, 10 million warrants were outstanding with strike prices ranging between $82 and $91 per share. The warrants expire at various dates between the fourth quarter of 1996 and the fourth quarter of 1997, are exercisable only at maturity, and are settleable in cash at Microsoft's option. The maximum potential repurchase obligation as of December 31, 1995, $560 million, has been reclassified from stockholders' equity to put warrants.

A subsidiary of Tele-Communications, Inc. (TCI) owns a 20% minority interest in The Microsoft Network, LLC. TCI contributed $125 million of TCI common stock, and Microsoft contributed the business assets of its online service, The Microsoft Network, which began operation in August 1995.

During December 1995, Microsoft and NBC announced the creation of two joint ventures: a 24-hour cable news and information channel and an interactive online news service distributed on The Microsoft Network. Both of these services will be offered worldwide and integrated with the NBC Television Network. Microsoft has agreed to pay $220 million over five years for its interest in the cable venture.

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

--------------------------------------------------------------------------------

                           Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

See Notes to Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

     11. Computation of Earnings Per Share
     27. Financial Data Schedule

(B)  Reports on Form 8-K

     No reports on Form 8-K were filed by Microsoft during the quarter ended December 31, 1995.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


--------------------------------------------------------------------------------

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                 Microsoft Corporation


     Date:  February 13, 1996    By: /s/ Michael W. Brown
                                     -------------------------------------------
                                     Michael W. Brown,
                                     Vice President, Finance;
                                     Chief Financial Officer


                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)



--------------------------------------------------------------------------------
                                       10