Form 10-Q
period 1996-03-31
MICROSOFT CORP
filed 1996-05-15
CIK 789019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

              /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1996

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

      The number of shares outstanding of the registrant's common stock as of April 30, 1996 was 598,249,261.

                              MICROSOFT CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1996

                                      INDEX

PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                           Page
                                                                                                 ----
                  a)  Income Statements
                      for the Three and Nine Months Ended March 31, 1996 and 1995..............    1

                  b)  Balance Sheets
                      as of March 31, 1996 and June 30, 1995...................................    2

                  c)  Cash Flows Statements
                      for the Nine Months Ended March 31, 1996 and 1995........................    3

                  d)  Notes to Financial Statements............................................    4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................    5


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................    9

         Item 6.  Exhibits and Reports on Form 8-K.............................................    9


SIGNATURE......................................................................................   10

                          Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)
- --------------------------------------------------------------------------------

                                            Three Months Ended      Nine Months Ended
                                                  March 31               March 31
                                               1995      1996         1995       1996
- -------------------------------------------------------------------------------------
Net revenues                                 $1,587    $2,205       $4,316     $6,416
- -------------------------------------------------------------------------------------
Costs and expenses:
  Cost of revenues                              235       295          643        947
  Research and development                      219       364          596        979
  Sales and marketing                           516       685        1,390      1,996
  General and administrative                     68        87          181        226
- -------------------------------------------------------------------------------------
    Total costs and expenses                  1,038     1,431        2,810      4,148
- -------------------------------------------------------------------------------------
Operating income                                549       774        1,506      2,268
Interest income - net                            48        86          126        228
Other income (expense)                           (5)        4          (12)        23
- -------------------------------------------------------------------------------------
Income before income taxes                      592       864        1,620      2,519
Provision for income taxes                      196       302          535        883
- -------------------------------------------------------------------------------------
Net income                                   $  396    $  562       $1,085     $1,636
=====================================================================================
Earnings per share                           $ 0.63    $ 0.88       $ 1.74     $ 2.56
=====================================================================================
Weighted average shares outstanding             626       639          624        639
=====================================================================================







                             See accompanying notes.
- --------------------------------------------------------------------------------

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)
- --------------------------------------------------------------------------------

                                                          June 30       March 31
                                                            1995        1996 (1)
- --------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and short-term investments                          $4,750         $6,770
  Accounts receivable - net                                   581            681
  Inventories                                                  88             33
  Other                                                       201            212
- --------------------------------------------------------------------------------
    Total current assets                                    5,620          7,696
Property, plant, and equipment - net                        1,192          1,281
Other assets                                                  398            613
- --------------------------------------------------------------------------------
      Total assets                                         $7,210         $9,590
================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                         $  563         $  652
  Accrued compensation                                        130            142
  Income taxes payable                                        410            616
  Unearned revenues                                            54            545
  Other                                                       190            309
- --------------------------------------------------------------------------------
    Total current liabilities                               1,347          2,264
- --------------------------------------------------------------------------------
Minority interest                                             125            125
- --------------------------------------------------------------------------------
Put warrants                                                  405            606
- --------------------------------------------------------------------------------
Stockholders' equity:
  Common stock and paid-in capital --
    shares authorized 2,000;
    shares outstanding 588 and 595                          2,005          2,678
  Retained earnings                                         3,328          3,917
- --------------------------------------------------------------------------------
    Total stockholders' equity                              5,333          6,595
- --------------------------------------------------------------------------------
      Total liabilities and stockholders' equity           $7,210         $9,590
================================================================================

      (1)  Unaudited

                             See accompanying notes.
- --------------------------------------------------------------------------------

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)
- --------------------------------------------------------------------------------

                                                             Nine Months Ended
                                                                  March 31
                                                             1995          1996
- -------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
  Net income                                              $ 1,085       $ 1,636
  Depreciation and amortization                               203           336
  Current liabilities                                         237           959
  Accounts receivable                                         (40)         (154)
  Inventories                                                  17            53
  Other current assets                                        (24)          (24)
- -------------------------------------------------------------------------------
    Net cash from operations                                1,478         2,806
- --------------------------------------------------------------------------------
CASH FLOWS USED FOR FINANCING
  Common stock issued                                         259           384
  Common stock repurchased                                   (664)         (800)
  Stock option income tax benefits                            123           243
- -------------------------------------------------------------------------------
    Net cash used for financing                              (282)         (173)
- -------------------------------------------------------------------------------
CASH FLOWS USED FOR INVESTMENTS
  Additions to property, plant, and equipment                (272)         (336)
  Other assets                                                (91)         (257)
  Short-term investments                                   (1,123)       (1,045)
- -------------------------------------------------------------------------------
    Net cash used for investments                          (1,486)       (1,638)
- -------------------------------------------------------------------------------
Net change in cash and equivalents                           (290)          995
Effect of exchange rates on cash and equivalents               18           (20)
Cash and equivalents, beginning of period                   1,477         1,962
- -------------------------------------------------------------------------------
Cash and equivalents, end of period                         1,205         2,937
Short-term investments, end of period                       3,260         3,833
- -------------------------------------------------------------------------------
Cash and short-term investments, end of period            $ 4,465       $ 6,770
===============================================================================




                             See accompanying notes.
- --------------------------------------------------------------------------------

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

CONTINGENCIES

Microsoft is subject to various legal proceedings and claims which arise in the ordinary course of business. Management currently believes that resolution of these matters will not have a material adverse impact on the Company's financial position or results of operations.













- --------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Microsoft develops, manufactures, licenses, sells, and supports a wide range of software products, including operating systems for personal computers (PCs) and servers; server applications for client-server environments; business and consumer productivity programs; interactive media programs; and Internet platform and development tools. Microsoft also offers an online service, sells personal computer books and input devices, and is engaged in the research and potential development of advanced technology software products.

REVENUES

Revenues for the third quarter of fiscal 1996 increased 39% over revenues for the third quarter of fiscal 1995. For the first three quarters of the year, revenues increased 49% over the comparable period of the prior year.

Software license volume (as opposed to price) increases have been the principal factor in Microsoft's revenue growth. The average selling price per license has decreased, primarily because of general shifts in the sales mix from retail packaged products to licensing programs, from new products to product upgrades, and from stand-alone desktop applications to integrated product suites. Average revenue per license from original equipment manufacturer (OEM) licenses and corporate license programs, such as Microsoft(R) Select, is lower than average revenue per license from retail versions. Likewise, product upgrades have lower prices than new products. Also, prices of integrated suites, e.g., Microsoft Office, are less than the sum of the prices for the individual programs included in these products when such programs are licensed separately.

PRODUCT GROUPS

Platforms product group revenues were $970 million in the third quarter of 1996, compared to $617 million recorded in the same period of 1995, an increase of 57%. On a year-to-date basis, platforms product group revenues increased to $3.14 billion from $1.72 billion. Platforms product group revenues are primarily from licenses of PC operating systems and business systems with client-server architectures.

Desktop operating system revenues increased strongly in the third quarter of 1996 compared to the third quarter of 1995, and also on a year-to-date basis compared to the comparable period of the prior year. During the first quarter of fiscal 1996, the Company released Microsoft Windows(R) 95, its new personal computer operating system, which experienced strong demand by users of existing PCs. Demand for Windows 95 through the retail channels decreased in the second and third quarters, reflecting the typical sales pattern for upgrades of operating systems. During the third quarter of fiscal 1996, demand for Windows 95 operating systems licensed through the OEM channel increased from the first two quarters of fiscal 1996 while revenues declined from OEM licensing of Microsoft MS-DOS(R), Microsoft Windows 3.1, and Microsoft Windows for Workgroups
3.11. (Windows 3.1 and Windows for Workgroups 3.11 are hereafter referred to collectively as "Windows 3.x.")

During the quarter Microsoft implemented its policy of offering customers the latest Internet technology at no additional cost. Given this strategy and because Internet browsers are a fundamental and integral part of its Windows-based operating systems, ratable revenue recognition is appropriate for a portion of all Windows-based operating system license fees, including those licensed through its retail and OEM channels. Unearned revenues as of March 31, 1996 on the accompanying balance sheet include $300 million for future support commitments, Internet browser updates, and other unspecified enhancements to Windows-based operating systems which will be recognized ratably over the products' life cycles as earned.

Revenues from business systems products (principally the Windows NT(R) operating system and server applications in Microsoft's BackOffice(TM) family of products) increased strongly, due to greater corporate demand for Windows NT Workstation and Windows NT Server.

Applications and content product group revenues were $1.24 billion in the third quarter of 1996, increasing 27% from $970 million in the third quarter of 1995. For the first three quarters of 1996, applications and content product group revenues were $3.28 billion, compared to $2.60 billion in the corresponding period of 1995. Applications and content product group revenues include primarily licenses of desktop and consumer productivity programs, interactive media programs, and PC input devices.



- --------------------------------------------------------------------------------

Increases in applications and content revenues were led by strong sales of 16-bit and 32-bit versions of Microsoft Office. Microsoft Office Standard includes the Microsoft Word word processor, the Microsoft Excel spreadsheet, and the Microsoft PowerPoint(R) presentation graphics program. The Microsoft Office for Windows 95 (32-bit) version also includes the Microsoft Schedule+ calendar and scheduling program. Microsoft Office Professional includes all of the above plus the Microsoft Access(R) database management program. Revenues from desktop applications exceeded $1.0 billion in the third quarter of fiscal 1996. The accompanying balance sheet also includes $110 million of unearned revenues as of March 31, 1996 in connection with the sale of 16-bit versions of desktop productivity programs that will not be earned and recognized as revenues until related coupons for 32-bit version upgrades have been fulfilled.

SALES CHANNELS

Microsoft distributes its products primarily through OEM licenses, corporate licenses, and retail packages. OEM channel revenues are license fees from original equipment manufacturers. Microsoft has three major geographic sales and marketing organizations: U.S. and Canada, Europe, and elsewhere in the world (Other International). Sales of corporate licenses and packaged products in these channels are primarily to distributors and resellers.

Royalties from OEMs (primarily for PC operating systems) reached a record level. Earned revenues were $633 million in the third quarter compared to the $451 million recorded in the comparable quarter of the prior year, and reflected the extension of the above-mentioned ratable revenue recognition policy to operating systems licensed through the OEM channel. On a year-to-date basis, OEM revenues were $1.85 billion in 1996, compared to $1.18 billion in 1995. The percentage of new PCs with Windows 95 preinstalled increased to more than 70% of reported shipments during the third quarter of 1996, while MS-DOS and Windows 3.x continued to be preinstalled on many of the remainder of PCs sold by OEMs. Higher levels of PC shipments was the principal driver of increased revenues through the OEM channel.

Revenues in the U.S. and Canada were $620 million in the third quarter of 1996 compared to $481 million in the third quarter of 1995. Revenues in the first three quarters of 1996 were $2.00 billion, compared to $1.40 billion recorded last year. Revenues in Europe were $555 million in the third quarter of 1996 compared to $419 million in the prior year. European revenues were $1.55 billion in the first three quarters of 1996 compared to $1.11 billion in the prior year. Excluding the impact of shipment of retail upgrade packaged product of Windows 95 and 32-bit versions of desktop applications in the first two quarters of fiscal 1996, the trend has continued toward a higher percentage of corporate licensing (versus packaged products), particularly in Europe and the U.S.
and Canada channels.

Other International channel revenues increased 68% to $397 million in the third quarter of 1996 from $236 million in the third quarter of 1995, reflecting strong sales in Japan. Year-to-date revenues were $1.02 billion in 1996 compared to $630 million in 1995.

Microsoft's operating results are affected by foreign exchange rates. Had the exchange rates in effect during the third quarter of the prior year been in effect during the third quarter of 1996, translated revenues in Europe would have been $14 million lower and translated Other International revenues would have been $25 million higher. Since much of Microsoft's international manufacturing costs and operating expenses are also incurred in local currencies, the relative translation impact of exchange rates on net income is less than on revenues.

COSTS AND EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

Cost of revenues as a percentage of revenues was 13.4% in the third quarter of 1996 and 14.8% in the third quarter of 1995. The decrease was due to channel mix, more corporate licensing, and more shipments of products on CD-ROM, which carry lower cost of goods than floppy disks. For the first three quarters of 1996, cost of revenues was 14.8% of revenues, compared to 14.9% the prior year. This slight decrease is attributable to the above-mentioned mix shifts offset somewhat by high shipments of retail upgrade versions of Windows 95 and Microsoft Office for Windows 95, particularly in the first two quarters of fiscal 1996.

Research and development expenses increased 66% to $364 million, or 16.5% of revenues in the third quarter of 1996 from $219 million, or 13.8% of revenues in the corresponding quarter of 1995. On a year-to-date basis, R&D expenses were $979 million in 1996 and $596 million in 1995. The increase in research and development expenses in 1996 resulted primarily from planned hiring of software developers and higher levels of third-party development costs.


- --------------------------------------------------------------------------------

Sales and marketing expenses increased 33% to $685 million from $516 million in the comparable quarter. As a percentage of revenues, sales and marketing expenses were 31.1% and 32.5% in the respective third quarters of 1996 and 1995. For the first three quarters, sales and marketing expenses were $2.00 billion in 1996 and $1.39 billion in 1995. The increase in sales and marketing expenses in 1996 was impacted by greater sales expense, increased product support costs, and higher product-specific marketing costs, particularly for Windows 95 and Microsoft Office for Windows 95.

General and administrative expenses were $87 million (3.9% of revenues) in the third quarter of 1996 and $68 million (4.3% of revenues) in the third quarter of 1995. For the first three quarters of 1996, general and administrative expenses were $226 million compared to $181 million in 1995. The increases in absolute dollars incurred in 1996 were due to growth in the systems and number of people necessary to support overall increases in the scope of the Company's operations.

Net interest income increased as a result of a larger investment portfolio generated by cash from operations combined with higher interest rates. Other income in the second quarter of 1996 included a net gain of $30 million from the disposal of long-term assets.

The effective income tax rate was 35% in 1996 and 33% in 1995, with the increase due primarily to changes in U.S. tax law.

NET INCOME

Net income for the third quarter of 1996 was $562 million. Net income as a percentage of revenues was 25.5% in the third quarter of 1996, compared with 25.0% in the third quarter of 1995. On a year-to-date basis, net income as a percentage of revenues was 25.5% in 1996 compared to 25.1% the prior year. The increase in net income as a percentage of revenues was primarily the result of revenues growing faster than operating expenses other than those for research and development and higher nonoperating income such as interest income and the disposal net gain.














- --------------------------------------------------------------------------------

FINANCIAL CONDITION

Microsoft's cash and short-term investment portfolio totaled $6.77 billion at March 31, 1996. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio is invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

Microsoft has no material long-term debt and has $70 million of standby multicurrency lines of credit that support foreign currency hedging and international cash management. Stockholders' equity at March 31, 1996 was $6.60 billion.

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

To enhance its stock repurchase program, Microsoft sold equity put warrants to independent third parties during 1995 and 1996. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On March 31, 1996, 13 million warrants were outstanding with strike prices ranging between $87 and $95 per share. The warrants expire at various dates between the first quarter of fiscal 1997 and the first quarter of fiscal 1998, are exercisable only at maturity, and are settleable in cash at Microsoft's option. The maximum potential repurchase obligation as of March 31, 1996, $606 million, has been reclassified from stockholders' equity to put warrants.

A subsidiary of Tele-Communications, Inc. (TCI) owns a 20% minority interest in The Microsoft Network, LLC. TCI contributed $125 million of TCI common stock, and Microsoft contributed the business assets of its online service, The Microsoft Network, which began operation in August 1995.

During the third quarter of 1996, Microsoft and NBC established two joint ventures: a 24-hour cable news and information channel and an interactive online news service to be distributed on The Microsoft Network. Both of these services will be offered worldwide and integrated with the NBC Television Network. Microsoft has agreed to pay $220 million over five years for its interest in the cable venture.

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






- --------------------------------------------------------------------------------

                           Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

See Notes to Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS

     11. Computation of Earnings Per Share is on page 11.
(B)  REPORTS ON FORM 8-K

     No reports on Form 8-K were filed by Microsoft during the quarter ended March 31, 1996.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.













- --------------------------------------------------------------------------------

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                Microsoft Corporation

      Date:  May 15, 1996       By:  /s/   Michael W. Brown
                                     -------------------------------------------
                                     Michael W. Brown,
                                     Vice President, Finance;
                                     Chief Financial Officer



                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)






- --------------------------------------------------------------------------------