Form 10-K
period 1996-06-30
MICROSOFT CORP
filed 1996-09-27
CIK 789019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549


                                    FORM 10-K



                |X| ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

              |_| TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934



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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes|X| No|_|

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. |_|

    The aggregate market value of common stock held by non-affiliates of the registrant as of September 9, 1996 was $45,936,687,455.

    The number of shares outstanding of the registrant's common stock as of
                       September 9, 1996 was 596,226,947.

                       DOCUMENTS INCORPORATED BY REFERENCE

Portions of the 1996 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.

Portions of the definitive Proxy Statement dated September 27, 1996 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 12, 1996 are incorporated by reference into Part III.

                              MICROSOFT CORPORATION

                                    FORM 10-K

                     FOR THE FISCAL YEAR ENDED JUNE 30, 1996

                                      INDEX

PART I

Item 1.       Business......................................................................................      1

Item 2.       Properties....................................................................................     10

Item 3.       Legal Proceedings.............................................................................     10

Item 4.       Submission of Matters to a Vote of Security Holders...........................................     10

PART II

Item 5.       Market for Registrant's Common Stock and Related Stockholder Matters..........................     11

Item 6.       Selected Financial Data.......................................................................     11

Item 7.       Management's Discussion and Analysis of Financial Condition and Results of Operations.........     11

Item 8.       Financial Statements and Supplementary Data...................................................     11

Item 9.       Changes in and Disagreements with Accountants on Accounting and Financial Disclosures.........     11

PART III

Item 10.      Directors and Executive Officers of the Registrant............................................     12

Item 11.      Executive Compensation........................................................................     13

Item 12.      Security Ownership of Certain Beneficial Owners and Management................................     13

Item 13.      Certain Relationships and Related Transactions................................................     13

PART IV

Item 14.      Exhibits, Financial Statement Schedules and Reports on Form 8-K...............................     14

Signatures    ..............................................................................................     15

                                     PART I


Item 1.   Business


GENERAL

Microsoft Corporation (the "Company" or "Microsoft") was founded as a partnership in 1975 and incorporated in 1981. Microsoft develops, manufactures, licenses, sells, and supports a wide range of software products, including operating systems for personal computers (PCs) and servers; server applications for client/server environments, business and consumer productivity applications; interactive media programs; and Internet platform and development tools. Microsoft also offers online services, sells personal computer books and input devices, and researches and develops advanced technology software products. Microsoft(R) products are available for most PCs, including Intel microprocessor-based computers and Apple computers.

Microsoft's business strategy emphasizes the development of a broad line of PC software products for business and personal use, marketed through multiple channels of distribution. The Company is divided into four main groups: the Platforms Product Group; the Applications and Content Product Group; the Sales and Support Group; and the Operations Group.

The Platforms Product Group is comprised of three divisions, each responsible for a particular area of platforms software development and marketing. The Desktop and Business Systems Division develops PC and server operating systems and a suite of server applications. The Internet Platform and Tools Division creates software development tools, Internet browser technology, and other Internet and online products and technologies. The Consumer Platforms Division develops system software for non-PC devices, integrated software systems for public networks, and software for the creation of content for digital media productions.

The Applications and Content Product Group creates and markets productivity programs, desktop finance products, PC input devices, and interactive entertainment and information products. The group also includes an advanced technology research division. The Desktop Applications Division creates business productivity applications and products designed for the home, school, and the small business market. The Interactive Media Division develops kids titles, games, information products, and The Microsoft Network (MSN(TM)). The Input Device Division creates PC peripherals. The Desktop Finance Division develops personal finance products. Microsoft Research is a research lab dedicated to creating new technology in support of the Company's vision for the evolution of personal computing.

The Sales and Support Group is responsible for building long-term business relationships with customers. This group is organized to serve three customer types: original equipment manufacturers (OEMs), end-users, and organizations. The group also focuses directly on large enterprises, offering tailored license programs, enterprisewide support, consulting services, and other specialized services. The group manages the channels that serve customers by working with OEMs, distributors, and resellers. In addition to the OEM channel, Microsoft has three major geographic sales organizations: U.S. and Canada, Europe, and Other International. The group supports the Company's products with technical support for end-users, developers, and organizations.

The Operations Group is responsible for managing business operations and overall business planning. This includes the process of manufacturing and delivering finished goods and licenses; the publishing efforts of Microsoft Press; and corporate functions such as finance, administration, human resources, and legal.


PRODUCTS

DESKTOP AND BUSINESS SYSTEMS

The Desktop and Business Systems Division has overall responsibility for the Microsoft Windows(R) and Microsoft BackOffice(TM) product families. Operating system software performs a variety of functions, such as allocating computer memory, scheduling applications software execution, managing information and communication flow among the various PC components, and enabling end-users to access files and information. The division's products are: (Please note: Windows
3.1 and Windows for Workgroups 3.11 are hereafter referred to collectively as "Windows 3.X.")

WINDOWS 95: Microsoft's newest personal operating system, the successor to MS-DOS and Windows 3.X, was released commercially in August 1995; periodic service releases have been made available to hardware OEMs and to end-users via the Internet on www.microsoft.com. Windows 95 is a fully integrated, multitasking 32-bit operating system, designed to be compatible with most Intel microprocessor-based PCs, hardware devices, and Windows 3.X and MS-DOS applications.

WINDOWS NT WORKSTATION (NTW): Also a fully integrated, multitasking 32-bit operating system, Windows NTW provides greater security, robustness and portability. Given this optimization, Windows NTW is not as fully compatible with as many legacy applications and device drivers as Windows 95. Windows NTW is a multithreaded operating system for mission critical computing which provides the same features and applications programming interfaces (APIs) across four hardware platforms: Intel, Alpha AXP, MIPS, and Power PC.

MS-DOS: MS-DOS is a single-user, single-tasking operating system designed for Intel microprocessor-based PCs. MS-DOS was introduced in 1981 and was preinstalled by OEMs on most PCs shipped prior to the release of Windows 95.

WINDOWS 3.1: Microsoft Windows 3.1 provides a graphical user interface and other enhancements for MS-DOS-based PCs. Windows 3.1 supports high-performance Windows-based applications, and offers ease of use, aesthetic appeal, and straightforward integration into corporate computing environments.

WINDOWS FOR WORKGROUPS 3.11: Windows for Workgroups 3.11 integrates network and workgroup functionality directly into the Windows operating system. With Windows for Workgroups, users can share files, data, and printers, with ease of access and security.

WINDOWS NT SERVER (NTS): Windows NTS is a powerful operating system foundation for both server applications and file and print serving, providing extensive network management features, administration tools, security, and fault tolerance, and is a platform for business critical applications and databases, connectivity, system management, and mail servers. Windows NTS integrates Web services such as Microsoft Internet Information Server (IIS), a server used to manage intranet and Internet functionality, Microsoft FrontPage(TM) Web authoring and management tool, and Microsoft Index Server, a content indexing and querying search engine.

MICROSOFT BACKOFFICE: The Microsoft BackOffice family of server applications is an integrated series of software products that work together running on a single server, on multiple servers across a network or intranet, or on the Internet. BackOffice enables desktop users to access and integrate information from a variety of sources inside and outside an organization. Microsoft Exchange Server provides e-mail, group scheduling, and integrated groupware capabilities; Microsoft SQL Server(TM) manages and stores data; Microsoft SNA Server provides connectivity to host data and applications; and Microsoft Systems Management Server centrally manages this distributed environment.


INTERNET PLATFORM AND TOOLS PRODUCTS

The Internet Platform and Tools Division provides Internet browser technology, software development tools, Internet and online server products, and technical information to Windows and Internet applications developers. These products and services empower independent software developers, corporate developers, solutions developers, and Webmasters to create a broad spectrum of applications, primarily for Windows 95 and Windows NT, but also for the platform-independent Internet and intranets.

INTERNET SOFTWARE: The division has overall development and marketing responsibility for Microsoft Internet Explorer, the Company's Internet browser. It also provides products for developing, running, and managing Internet and intranet applications and content, including ActiveX(TM) controls. Formerly known as object linking and embedding (OLE) controls, ActiveX controls are components (or objects) that can be inserted into a Web page or other application which allow packaged functionality programmed elsewhere to be reused and enables realtime, interactive content.

DESKTOP DATABASE PRODUCTS: Database products control the maintenance and utilization of structured data organized into a set of records or files. The Company offers database products which span the needs of a wide variety of users, from individuals to large corporations. Microsoft Access is a relational database management application which provides access to structured business data. Microsoft FoxPro is a desktop database development tool which is compatible with the industry standard xBase development language.

SOFTWARE DEVELOPMENT TOOLS AND COMPUTER LANGUAGES: Software development tools and computer languages allow software developers to write programs in a particular computer language and translate programs into a binary machine-readable set of commands that activate and instruct PC hardware. The Company develops and markets a number of software development environments, language compilers, and software testing tools. Microsoft Visual C++(TM) is the Company's development system for Windows application development. The Microsoft Visual Basic(TM) programming system provides easy access to a wide variety of data sources by integrating the Microsoft Access database engine and the ability to leverage investments in commercial applications through ActiveX controls. Microsoft(R) Visual J++, a development environment for Java applications and Internet applets, contains a high productivity Integrated Development Environment and a collection of integrated components to create, test, tune and deploy Java code on multiple platforms using ActiveX controls.

DEVELOPER INFORMATION: The Company provides third party software developers with a wide range of technical and support information that assists them in developing software products intended to run on Windows operating systems, taking advantage of key technologies such as ActiveX controls and Windows 32-bit APIs. Developers can subscribe to the Microsoft Developer Network (MSDN) information service and receive periodic updates via CD-ROMs, magazines, and several on-line information services.

ELECTRONIC COMMERCE AND INTERNET SERVICES: Microsoft is currently developing software to enable retailing on the Internet. Microsoft Merchant Server, which will run on Windows NTS, will allow merchants to provide online shopping to customers and handle credit card transaction payments. Microsoft is also developing a new platform for commercial Internet services designed for Internet service providers and commercial Web publishers built on Windows NTS and integrated with IIS. The technologies under development include the major components needed to run a commercial, fee-based service, including value-added mail, forum areas, chat, news, indexing, and other content management services.


CONSUMER PLATFORMS

The Consumer Platforms Division is developing software for three distinct platforms: non-PC devices, the Broadcast PC, and Network Multimedia.

NON-PC DEVICES: The division is responsible for Windows CE development, Microsoft's open and scaleable Windows platform for a broad range of communications, entertainment, and mobile computing devices. The Windows CE platform is a new operating system enabling new categories of business and consumer non-PC devices to communicate with each other, share information with Windows PCs, and connect to the Internet. Windows CE devices are based on the Win32 API and build on and extend the Company's technology and tools base. The first non-PC product which will be available is the Handheld PC, designed to be a companion to a Windows-based PC.

BROADCAST PC: The Broadcast PC will extend the Windows family by enabling PCs to be clients of existing and emerging broadcast networks, supporting new content opportunities for Windows-based PCs through the use of data broadcasting technology. Examples of these networks include: satellite television networks, Internet's Multicast backbone, cable television networks that support cable modems, wireless cable networks, and conventional TV networks that broadcast data in the vertical blanking interval (VBI) of the TV.

NETWORK MULTIMEDIA: The division is also developing multicasting tools which will enable network administrators to efficiently deploy rich multimedia content and applications, streaming technology enabling the client to view audio and illustrated audio without downloading anything to the PC, and NT-based server software designed to reliably deliver high-bandwidth video over dedicated networks to a large number of PC clients.

The Consumer Platforms Division is also responsible for Softimage, which develops, markets, and supports a family of interactive software products enabling digital media producers to create and edit two- and three-dimensional content for digital media productions. Softimage supplies 3D visualization software for broadcast, film production, and other high-end animation applications. In addition, Softimage has a product line of 2D visualization software for use on high-end applications, including post production editing and the integration of visual images, text, sound, and special effects technology. These products are designed for the Windows NT and IRIX operating systems.

SOFTIMAGE 3D AND 3D EXTREME: Softimage 3D provides three-dimensional animation software for film and video professionals, animators, and artists who create and produce high-end three-dimensional imagery for traditional and new media. 3D Extreme includes both the features of 3D and advanced special effects for modeling and rendering.

DIGITAL STUDIO: Digital Studio is a fully integrated software-based environment blending 2D and 3D graphics, digital video, and digital audio. Digital Studio accommodates all types of projects for digital multimedia such as high end advertising, entertainment, games, and integrated interactive multimedia, offering all of the tools needed to create every kind of digital media production in a consistent, digital authoring environment.

DESKTOP APPLICATIONS SOFTWARE

The Desktop Applications Division develops applications software, which provides the PC with instructions for the performance of productivity tasks such as manipulating text, numbers, or graphics. The Company's desktop applications software is designed for use by a broad class of end-users, regardless of business, industry, or market segment. Primary examples of desktop applications software are word processing, spreadsheet, and presentation graphics programs. The Company's desktop applications programs are developed principally for Windows and Macintosh operating systems.

MICROSOFT OFFICE: Microsoft Office(R) is a suite of software programs featuring seamless integration of the most commonly used desktop applications. Microsoft Office is based upon a document-centric concept, with common commands and extensive use of object linking and embedding (OLE) cross-application capabilities. Microsoft Office is available in several versions, with certain combinations of products available for the various operating system platforms. Products offered in the various versions include Microsoft Word, Microsoft Excel, the Microsoft PowerPoint(R) presentation graphics program, Schedule+, the Microsoft Access(R) database, Bookshelf, and others.

MICROSOFT WORD: The Company's principal word processing program is Microsoft Word. Versions of Microsoft Word provide all the features that users of word processing products expect in a graphical environment, plus the ability to handle graphics, tables, spreadsheet data, charts, and images imported from other software programs.

MICROSOFT EXCEL: The Company's spreadsheet program is Microsoft Excel. It is an integrated spreadsheet with pivot table, database, and business graphics capabilities. Microsoft Excel allows full linking and embedding of objects that permits users to view and edit graphics or charts from other programs in the worksheet in which the object is stored. Microsoft Excel graphics capabilities can be linked to its spreadsheets to allow simultaneous changes to charts as changes are made to the spreadsheets.

MICROSOFT POWERPOINT: Microsoft PowerPoint is a presentation graphics program for producing transparencies, slides, overheads, and prints.

MICROSOFT PROJECT: Microsoft Project is a critical path project scheduling and resource allocation program. The product can perform as a budgeting, monitoring, and cost estimating tool for large business projects and as a critical path and schedule planning tool.

OTHER PRODUCTIVITY PRODUCTS: The Company also offers other productivity products, including Microsoft Works, Microsoft Publisher, and Microsoft FrontPage. Microsoft Works is an integrated software program that contains basic word processing, spreadsheet, and database capabilities that allows the easy exchange of information from one tool to another. Microsoft Publisher is an easy-to-use, entry-level desktop publishing program. Microsoft FrontPage is a Web authoring and management tool for Web sites on the Internet or intranets.


INTERACTIVE MEDIA PRODUCTS

The Microsoft Interactive Media Division develops and markets interactive entertainment and information products across a variety of media, including the Internet, The Microsoft Network, and CD-ROM.

INFORMATION: Reference titles include Microsoft Encarta(TM) and Microsoft Bookshelf(R). The Encarta multimedia encyclopedia database blends text in articles with a wealth of innovative, interactive information presented through animations, videos, maps, charts, sounds, and pictures. Bookshelf is a multimedia reference library that integrates seven well-respected and authoritative works, including a dictionary, world atlas, world almanac, thesaurus, concise encyclopedia, and two books of quotations.

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

ENTERTAINMENT: The Company also has a line of entertainment products. Microsoft Flight Simulator is a popular aircraft flight simulation product available for MS-DOS and Macintosh operating systems. Games include Space Simulator, Microsoft Golf, Microsoft Fury(3), and Microsoft Arcade. Most games are available for the Windows 95 environment.

THE MICROSOFT NETWORK: The Microsoft Network is an interactive online service. MSN provides easy and inexpensive access for users to a wide range of graphically-rich online content, a compelling business model and platform for independent content providers (ICPs), and rich and powerful development tools. The online service provides access to the Internet, electronic mail, bulletin boards, and a myriad of additional services offered by Microsoft and by ICPs. Content and service providers aligned with MSN have flexibility in creating products and pricing their services, such as subscriptions, online transactions, and ticket events. Services may be supported by advertising and commerce.

MSN is owned by The Microsoft Network L.L.C. Microsoft owns 80% of the entity while a wholly owned subsidiary of Tele-Communications, Inc. (TCI) owns the remaining 20%.

JOINT VENTURES: The Company has entered into joint venture arrangements to leverage creative talent and content from other organizations. Microsoft owns 50% of DreamWorks Interactive L.L.C., a software company that develops interactive and multimedia products. DreamWorks SKG owns the remaining 50%. Microsoft owns 50% of MSNBC Cable L.L.C., a 24-hour cable news and information channel; and 50% of MSNBC Interactive News L.L.C., an interactive online news service. National Broadcasting Company (NBC) owns the remaining 50% of these two joint ventures.


PC INPUT DEVICES

The Company's major input device is the Microsoft Mouse, a hand-held pointing device that facilitates use of a PC. It can be used with MS-DOS and Windows operating systems and works with most applications products from Microsoft and other companies. Microsoft also offers a mouse designed for the home and a mouse for young children. The Company also markets the Microsoft Natural Keyboard(TM), an ergonomically-designed keyboard. Additionally, Microsoft sells two versions of Sidewinder(TM), a joystick for games.


DESKTOP FINANCE

Microsoft Money is a financial organization product that allows users to computerize their household finances. Microsoft Money is available for systems running Windows 95. It is visually appealing, easy to use, and focuses on the financial tasks that people do most often. Microsoft Money provides enhanced online home-banking services with 17 different banks in the U.S. Users who are customers of participating banks are able to pay bills online, access up-to-date statements and balances, transfer funds, and send email messages and inquiries to their banks.


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

PRODUCT DEVELOPMENT

The PC software industry is characterized by extremely rapid technological change, which requires constant attention to software technology trends and shifting consumer demand, and rapid product innovation. The pace of change has recently become even greater due to the surge of interest in the Internet, other forms of online services, networking generally, and new programming languages, such as Java.

Most of the Company's software products are developed internally. The Company also purchases technology, licenses intellectual property rights, and oversees third party development for certain products. Internal development enables Microsoft to maintain closer technical control over the products and gives the Company the freedom to designate which modifications and enhancements are most important and when they should be implemented. The Company has created a substantial body of proprietary development tools and has evolved development methodologies for creating and enhancing its products. These tools and methodologies are also designed to simplify a product's portability among different operating systems, microprocessors, or computers. Product documentation is generally created internally.

The Company believes that a crucial factor in the success of a new product is getting it to market quickly to respond to new user needs or advances in PCs, servers, peripherals, and the Internet, without compromising product quality. The Company strives to become as informed as possible at the earliest possible time about changing usage patterns and hardware advances that may affect software design.

During fiscal years 1994, 1995, and 1996, the Company spent $610 million, $860 million, and $1,432 million, respectively, on product research and development activities. Those amounts represented 13.1%, 14.5%, and 16.5%, respectively, of net revenues in each of those years. The Company is committed to continued high expenditures for research and product development.


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


MANUFACTURING

Microsoft contracts a substantial portion of its manufacturing activity to third parties. Outside manufacturers produce various retail software packaged products, documentation, and hardware such as mouse pointing devices, keyboards, and joysticks. There are other custom manufacturers in the event that outsourced manufacturing becomes unavailable from current sources.

In recent years the Company's sales mix has shifted to corporate and OEM licenses from packaged products. Online distribution of software may increase in the future. During July 1996, Microsoft sold its domestic manufacturing and distribution operation.

The Company's remaining manufacturing facilities are located in Puerto Rico and Ireland. The Irish manufacturing facility replicates disks, assembles other purchased parts, and packages final product. The Puerto Rican facility manufactures CD-ROMs, assembles other purchased parts, and packages final product. Quality control tests are performed on purchased parts, finished disks and CD-ROMs, and other products. The chief materials and components used in Microsoft products include disks or CD-ROMs, books, and multicolor printed materials. The Company is often able to acquire component parts and materials on a volume discount basis. The Company has multiple sources for raw materials, supplies, and components.

MARKETING AND DISTRIBUTION

Microsoft aligns its sales and marketing people with several customer types, including end-users, organizations and enterprises, and OEMs. The Company's sales and marketing staff seeks to build long-term relationships with customers of Microsoft products. In addition to the OEM channel, Microsoft has three major geographic sales and marketing organizations: the U.S. and Canada, Europe, and elsewhere in the world (Other International).

The end-user customer unit has responsibility for activities that target end-users who make individual buying decisions for the PCs they use at work or home. Most sales and marketing activities aimed at end-user customers are performed by this unit, including developing and administering reseller relationships; reseller sales terms and conditions; channel marketing and promotions; end-user marketing programs; support policies; and seminars, events, and sales training for resellers. The key products licensed and sold are the Company's desktop operating systems, desktop applications, and interactive media products.

The organization customer unit has responsibility for activities that target groups of users in small and medium organizations. The unit works with channel partners such as distributors, aggregators, value-added resellers, and Solution Providers to provide complete business solutions to this customer segment. The unit's sales and marketing activities include providing technical training of Solution Providers and channel resellers; developing support policies; and supporting and providing seminars, events, and sales training for channel partners.

The enterprise customer unit has responsibility for sales and marketing activities that target large organizations (enterprises). The unit works directly with these organizations, and through large account resellers, to create enterprisewide, mission critical solutions to business computing problems.

Key products for the organization and enterprise customer units are the Company's business systems; applications and Internet developer software; desktop productivity applications; and desktop operating systems.

The OEM customer unit includes the sales force which works with original equipment manufacturers that preinstall Microsoft software on their PCs.


FINISHED GOODS CHANNELS

DISTRIBUTORS AND RESELLERS: The Company markets its products in the finished goods channels primarily through independent non-exclusive distributors and resellers. Distributors include Computer 2000, Ingram Micro, Tech Data, and Merisel. Resellers include Egghead Software, Softbank, Software Spectrum, and Stream International. Microsoft has a network of field sales representatives and field support personnel who solicit orders from distributors and resellers and provide product training and sales support.

LARGE ACCOUNTS: The Company has a program designed to make it easier for large organizations to acquire and maintain Microsoft products. The program, Microsoft Select, offers flexible software acquisition, licensing, and maintenance options specially designed to meet the needs of large multinational organizations. Targeted audiences include technology specialists and influential end-users in large enterprises. Marketing efforts and fulfillment are generally coordinated with the Microsoft network of large account resellers.

SOLUTION PROVIDERS: Microsoft's Solution Providers program is a comprehensive support relationship with independent organizations that provide network and system integration, custom development, training, and technical support for business computing solutions. The program supports value-added resellers (VARs), system integrators, consultants, custom application developers, solution developers, Internet service and hosting organizations, independent content providers, and sitebuilders (companies that build Web sites for other companies), as well as technical support and training organizations. Under this business partnership strategy, the Company provides sales and product information, development services, early access to Microsoft products, and customer support tools including priority telephone support, education, and business development support. To ensure high-quality technical services for the Company's products, Microsoft Solution Providers are required to have Microsoft-certified professionals on staff.

CONSULTING SERVICES: The Company's Consulting Services Division assists customers in using the Company's computer operating systems, applications, and communications products. The group works with Solution Providers and helps create enterprisewide computing solutions for large corporate accounts.

DIRECT MARKETING: Microsoft promotes some of its products through direct marketing techniques directed toward existing and potential users of the Company's products. Promotional materials are typically delivered through the mail, utilizing lists of targeted individuals. Fulfillment of product to the end-user is accomplished by either direct shipment or through resellers.

INTERNATIONAL SALES SITES: The Company has established marketing and/or support subsidiaries in more than 60 countries. Sales are generally made by the local sales subsidiary, while product is delivered by either the Company's owned or outsourced manufacturing operations. In some locations, sales are made directly by the Company from the U.S.

The Company's international operations, both OEM and finished goods, are subject to certain risks common to foreign operations in general, such as governmental regulations, import restrictions, and foreign exchange rate fluctuations. Microsoft hedges a portion of its foreign exchange risk.


OEM CHANNEL

The Company's operating systems are licensed primarily to OEMs under agreements that grant the OEMs the right to distribute copies of Microsoft's products with their computers. The Company also markets certain desktop applications and interactive media programs to OEMs under similar arrangements. In addition, the Company markets the Microsoft Mouse and Natural Keyboard to OEMs for distribution to buyers of their computers. In almost all cases, the products are distributed under Microsoft trademarks. The Company has OEM agreements covering one or more of its products with virtually all of the major PC OEMs, including AST Research, Acer, Compaq, Digital Equipment Corporation, Dell, Fujitsu, Gateway 2000, Hewlett-Packard, IBM, NEC, Olivetti, Packard Bell, Siemens, Toshiba, and Vobis.


ADVERTISING

The Company works closely with large advertising and direct marketing firms. Advertising, direct marketing, worldwide packaging, and marketing materials are targeted to various end-user segments. The Company utilizes broad consumer media (television, radio, and business publications) and trade publications. Microsoft has programs under which qualifying resellers and OEMs are reimbursed for certain advertising expenditures. Microsoft also invests in direct marketing and customer satisfaction areas. The Company maintains a broad advertising campaign emphasizing the Microsoft brand identity.


CUSTOMERS

As described above, Microsoft has four customer types: end-users, organizations, enterprises, and OEMs. Most end-users of Microsoft products are individuals in businesses, government agencies, educational institutions, and at home. These end-users obtain Microsoft products primarily through distributors, resellers, and OEMs, which include certain Microsoft products with their hardware. Notes to Financial Statements (see Item 8) describe customers that represent more than 10% of the Company's revenues. The Company's practice is to ship its products promptly upon receipt of purchase orders from its customers and, consequently, backlog is not significant.


PRODUCT SUPPORT

The Company provides product support coverage options to meet the needs of users of Microsoft products. Support personnel are located in various sites in the U.S. and in various Microsoft subsidiaries. Certain support is also supplied by qualified third-party support organizations. The Company hires individuals with product expertise and provides them with productivity tools, continuous product education and training, and consistent processes to deliver quality support for Microsoft products. Coverage options range from standard no-charge toll telephone support to fee-based offerings providing unlimited 800 number telephone and electronic technical support for all Microsoft products 24 hours per day, 7 days per week.

Users have access to Microsoft KnowledgeBase, a library of thousands of technical articles that is updated regularly with useful information regarding Microsoft products. Microsoft provides access to KnowledgeBase via MSN, America Online, CompuServe, GEnie, Prodigy, and the Internet. Additionally, the Company offers two information subscription services: Microsoft TechNet and Microsoft Developer Network.

As a supplement or alternative to direct support, the Company enhances the third party support channel by providing Microsoft Solution Providers with education, training, tools, and support. Microsoft Solution Providers include Authorized Training Centers, which offer advanced product education and certification on Microsoft products; and Authorized Support Centers, which provide a wide spectrum of multinational support, multivendor support, and integration services.


COMPETITION

The PC software business is intensely competitive and subject to extremely rapid technological change. Microsoft faces formidable competition in all areas of its business activity (including competition from many companies much larger than Microsoft). The extremely rapid pace of technological change constantly creates new opportunities for existing competitors and start-ups and can quickly render existing technologies less valuable. The Company also faces constant competition from software pirates who unlawfully copy and distribute
Microsoft's copyrighted software products.

THE INTERNET: The Company faces intense competition in the development and marketing of Internet (and intranet) software from a wide variety of companies and organizations including IBM, Netscape, Novell, Oracle, O'Reilly, Sun Microsystems, Apache Group, the National Center for Supercomputing Applications
(NCSA), and the European Laboratory for Particle Physics (CERN).

OPERATING SYSTEMS: Microsoft's operating system products face substantial competition from a wide variety of companies. Major competitors such as IBM, Apple Computer, Digital Equipment Corporation, Hewlett-Packard, Sun Microsystems, and others, are vertically integrated in both software development and hardware manufacturing and have developed operating systems that they preinstall on computers of their own manufacture. Many of these operating system software products are also licensed to third party OEMs for preinstallation on their machines. Microsoft's operating system products compete with UNIX-based operating systems from a wide range of companies including IBM, AT&T, Hewlett-Packard, Sun Microsystems, The Santa Cruz Operation, and others. Variants of UNIX run on a wide variety of computer platforms and have gained increasing acceptance as desktop operating systems. As PC technology increasingly moves toward connectivity and communications, Microsoft's operating system products will face increased competition from network server operating systems such as Novell NetWare, Banyan Vines, the many variants of UNIX, OS/2, "middleware" products such as Lotus Notes from IBM, and intranet servers from Netscape and others. In addition, Netscape is seeking to position its browser software as a computing platform that would perform many of the functions performed by operating systems from Microsoft and other vendors.

BUSINESS SYSTEMS: The Company is a fairly recent entrant into the business of providing enterprisewide computing solutions. Several competitors enjoy a larger share of sales and larger installed bases. Many companies offer operating system software for mainframes and midrange computers, including IBM, DEC, Hewlett-Packard, and Sun Microsystems. Since legacy business systems are typically support-intensive, these competitors also offer substantive support services. Software developers that provide competing server applications for PC-based distributed client/server environments include Oracle, Sybase, and Informix. There are also several software vendors who offer connectivity servers. As mentioned above, there are numerous companies and organizations that offer Internet and intranet server software which compete against the Company's business systems. Additionally, IBM has a large installed base of Lotus Notes and cc:Mail, both of which compete with the Company's workgroup and mail products.

DESKTOP APPLICATIONS: The Company's competitors include many software application vendors, such as IBM (Lotus), Oracle, Apple (Claris), and Corel. IBM and Corel have large installed bases with their spreadsheet and word processor products, respectively, and both appear to have adopted aggressive pricing strategies in recent months. Also, IBM and Apple preinstall certain of their software products on various models of their PCs, competing directly with Microsoft application software.

ONLINE SERVICES: An enormous range of companies, including media conglomerates, telephone companies, cable companies, retailers, hardware manufacturers, and software developers, are competing to make online services widely available to computer users. Microsoft's new online services network, MSN, faces formidable competition from both established online networks, such as America Online, CompuServe, Prodigy, and impending entrants. MSN also faces competition from online services that are offered to users directly via the Internet, including, in particular, the World Wide Web.

INTERACTIVE MEDIA: The Company's Interactive Media division faces many smaller but focused competitors, particularly in the areas of entertainment and education. Many of these competitors have strong brand identification. Consolidation in this area of software development has made certain competitors even stronger. Examples of competitors include Intuit, Broderbund, Electronic Arts, Softkey (including The Learning Company and Compton's), Voyager, Edmark, CUC International (including Sierra On Line and Davidson Associates), and Dorling Kindersley. Still other competitors own branded content, such as Disney and Lucas Arts. Additionally, as platforms become more powerful, PC-based games will compete head-to-head with games created for proprietary systems such as Nintendo and Sega. Input devices face substantial competition from computer manufacturers, since computers are typically sold with a keyboard and mouse, and other manufacturers of these devices.

NEWS SERVICES: The Company's MSNBC joint ventures face formidable competition from another, more established 24-hour cable and Internet news organization, CNN. Additionally, the Fox network has announced plans for its own 24-hour cable news service. MSNBC also competes with traditional news media such as newspapers and broadcast TV, and Internet news services.

DEVELOPER: The Company's developer products compete against offerings from Borland, Oracle, Sun Microsystems, Sybase, Symantec, and many other companies.

The Company believes that the principal competitive factors in marketing PC software are a product's features and functions, ease of use, reliability, price relative to performance, timeliness of delivery, reputation, and availability and quality of support services. There is no assurance that the Company's competitive position will not be adversely affected by one or more of these factors in the future, particularly in view of the fast pace of technological change in the software industry.


EMPLOYEES

As of June 30, 1996, the Company employed 20,561 people on a full-time basis, 13,991 domestically and 6,570 internationally. Of the total, 6,861 were in product research and development, 10,097 in sales, marketing, and support, 1,485 in manufacturing and distribution, and 2,118 in finance and administration. Microsoft's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

Item 2.  Properties

The Company's corporate offices consist of approximately 3.1 million square feet of office building space located in King County, Washington. There are two sites that total approximately 300 acres of land. The Company is constructing three office buildings comprising approximately 350,000 square feet of space, which are expected to be completed in the summer of 1997. Additionally, construction is continuing on another series of office buildings with approximately 565,000 square feet of space. Occupancy on this site will be phased starting in the winter of 1997 and completed by spring of 1998. The Company owns all of its corporate campus.

The Company sold its domestic manufacturing and distribution operation in Snohomish County, Washington, in July 1996 but retains a 45,000 square foot disk duplication facility in Humacao, Puerto Rico. The Puerto Rican facility, which began operation in April 1990, is leased under a 10-year lease, with an option to renew for an additional 10 years. The Company's European manufacturing operation consists of a 161,000 square foot facility situated on 12 acres in Dublin, Ireland. The Ireland site also includes office buildings with 157,000 square feet for international localization. The Ireland facilities are fully owned by the Company.

The Company is constructing an office building complex with 225,000 square feet on 33 acres of land near Redding, England. Occupancy is expected in the fall of 1997. In Les Ulis, France, the Company owns a 199,000 square foot office building on four acres of land. In addition, the Company leases office space in numerous locations in the United States and many other countries.

Item 3.  Legal Proceedings

In connection with an ongoing investigation, the Antitrust Division of the U.S. Department of Justice requested information from Microsoft in September 1996 concerning Web browsers. Management currently believes that resolution of this matter will not have a material adverse impact on its financial position or results of operations.

Additionally, the information set forth in Notes to Financial
Statements--Commitments and Contingencies on page 27 of the 1996 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.4.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1996.

                                     PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The information set forth on page 28 of the 1996 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

Item 6.  Selected Financial Data

The information set forth on page 4 of the 1996 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations

The information set forth on pages 16-19, 22, and 23 of the 1996 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

Item 8.  Financial Statements and Supplementary Data

The following financial statements for the Company and independent auditors' report set forth on pages 14, 15, 20, 21, 24-29, and 31 of the 1996 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.4.

   -   Income Statements for the three years ended June 30, 1996

   -   Cash Flows Statements for the three years ended June 30, 1996

   -   Balance Sheets as of June 30, 1995 and 1996

   -   Stockholders' Equity Statements for the three years ended June 30, 1996

   -   Notes to Financial Statements

   -   Independent Auditors' Report

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III

Item 10.  Directors and Executive Officers of the Registrant

Information with respect to Directors may be found under the caption "Election of Directors and Management Information" on pages 1 and 2 of the Company's Proxy Statement dated September 27, 1996, for the Annual Meeting of Shareholders to be held November 12, 1996 (the "Proxy Statement"). Such information is incorporated herein by reference.

The executive officers of Microsoft as of September 9, 1996 were as follows:

     NAME                          AGE    POSITION WITH THE COMPANY

     William H. Gates              40     Chairman of the Board; Chief Executive Officer
     Steven A. Ballmer             40     Executive Vice President, Sales and Support
     Robert J. Herbold             54     Executive Vice President; Chief Operating Officer
     Frank M. (Pete) Higgins       38     Group Vice President, Applications and Content
     Paul A. Maritz                41     Group Vice President, Platforms
     Nathan P. Myhrvold            37     Group Vice President, Applications and Content
     Jeffrey S. Raikes             38     Group Vice President, Sales and Marketing
     James E. Allchin              44     Senior Vice President, Desktop and Business Systems Division
     Joachim Kempin                54     Senior Vice President, OEM Sales
     Craig J. Mundie               47     Senior Vice President, Consumer Platforms Division
     William H. Neukom             54     Senior Vice President, Law and Corporate Affairs; Secretary
     Brad A. Silverberg            42     Senior Vice President, Internet Platform and Tools Division
     Patricia Q. Stonesifer        40     Senior Vice President, Interactive Media Division
     Bernard P. Vergnes            51     Senior Vice President, Microsoft; President, Microsoft Europe
     Michael W. Brown              50     Vice President, Finance; Chief Financial Officer

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

Mr. Herbold joined Microsoft as Executive Vice President and Chief Operating Officer in November 1994. Mr. Herbold had been with The Procter & Gamble Company since 1968, with experience in information services, advertising and market research. Most recently, he was P&G's Senior Vice President, Information Services and Advertising.

Mr. Higgins was named Group Vice President, Applications and Content in May 1995. He was named Senior Vice President, Desktop Applications Division in March 1993. He had been Vice President, Desktop Applications Division since 1992 and previously, Vice President, Analysis Business Unit since 1991. Mr. Higgins joined Microsoft in 1983.

Mr. Maritz was named Group Vice President, Platforms in May 1995. He was named Senior Vice President, Product and Technology Strategy in November 1994 and had been Senior Vice President, Systems Division since February 1992. He had been Vice President, Advanced Operating Systems since 1989. Mr. Maritz joined Microsoft in 1986.

Mr. Myhrvold was named Group Vice President, Applications and Content in May 1995. He was named Senior Vice President, Advanced Technology in July 1993. He had been Vice President, Advanced Technology and Business Development since 1989. Mr. Myhrvold joined Microsoft in 1986.

Mr. Raikes was named Group Vice President, Sales and Marketing in July 1996. He was named Senior Vice President, Microsoft North America in January 1992 and had been Vice President, Office Systems since 1990. Mr. Raikes joined Microsoft in 1981.

Mr. Allchin was named Senior Vice President, Desktop and Business Systems Division in February 1996. He was named Senior Vice President, Business Systems Division in November 1994 and had been Vice President, Business Systems Division, since July 1991. Mr. Allchin joined Microsoft in 1991.

Mr. Kempin was named Senior Vice President, OEM Sales in August 1993. He had been Vice President, OEM Sales since 1987. Mr. Kempin joined Microsoft in 1983.

Mr. Mundie was named Senior Vice President, Consumer Platforms Division in February 1996. He was named Senior Vice President, Consumer Systems Division in May 1995 and had been Vice President, Advanced Consumer Technology since July 1993. He joined Microsoft as General Manager, Advanced Consumer Technology Group in December 1992. Previously, Mr. Mundie had been CEO of Alliant Computer Systems Corporation, which declared bankruptcy on May 25, 1992 and was liquidated.

Mr. Neukom was named Senior Vice President, Law and Corporate Affairs in February 1994. He joined Microsoft in 1985 as Vice President.

Mr. Silverberg was named Senior Vice President, Internet Platform and Tools Division in February 1996. He was named Senior Vice President, Personal Systems Division in November 1994 after joining Microsoft in August 1990 as Vice President, Personal Operating Systems Division.

Ms. Stonesifer was named Senior Vice President, Interactive Media Division in February 1996. She was named Senior Vice President, Consumer Division in November 1994, after having been Vice President, Consumer Division since June 1993. She had been Vice President, Support since 1992 and General Manager of Product Support Services since 1991. Ms. Stonesifer joined Microsoft in 1988.

Mr. Vergnes is a Senior Vice President of Microsoft and was named President, Microsoft Europe in April 1992. He had been Vice President, Europe since 1989. Mr. Vergnes joined Microsoft in 1983.

Mr. Brown was named Chief Financial Officer in August 1994 and Vice President, Finance in April 1993. He was named Treasurer shortly after joining Microsoft in January 1990.

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

None.

                                     PART IV

Item 14.  Exhibits, Financial Statement Schedules and Reports on Form 8-K

(a)  Financial Statements and Schedules

       The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

       Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b)  Reports on Form 8-K

       No reports on Form 8-K were filed during the last quarter of fiscal 1996.

(c)  Exhibit Listing

           Exhibit
           Number     Description

             3.1      Restated Articles of Incorporation (1)

             3.2      Bylaws (1)

            10.1      Microsoft Corporation 1991 Stock Option Plan (1)

            10.2      Microsoft Corporation 1981 Stock Option Plan (2)

            10.3 Microsoft Corporation Stock Option Plan for Non-Employee Directors (1)

            10.4 Microsoft Corporation Stock Option Plan for Consultants and Advisors (1)

            10.5      Microsoft Corporation 1991 Employee Stock Purchase
                      Plan (3)

            10.6      Microsoft Corporation Savings Plus Plan (1)

            10.7 Trust Agreement dated June 1, 1993 between Microsoft Corporation and First Interstate Bank of Washington (4)

            10.8      Form of Indemnification Agreement (4)

            11.       Computation of Earnings Per Share

            13.1 Quarterly and Market Information Incorporated by Reference to Page 28 of 1996 Annual Report to Shareholders ("1996 Annual Report")

            13.2 Selected Financial Data Incorporated by Reference to Page 4 of 1996 Annual Report

            13.3 Management's Discussion and Analysis of Financial Condition and Results of Operations Incorporated by Reference to Pages 16-19, 22, and 23 of 1996 Annual Report

            13.4 Financial Statements Incorporated by Reference to Pages 14, 15, 20, 21, 24-29, and 31 of 1996 Annual Report

            21.       Subsidiaries of Registrant (5)

            23.       Independent Auditors' Consent

            27.       Financial Data Schedule

            99.1 Financial Statements for the Microsoft Corporation 1991 Employee Stock Purchase Plan for the Three Years Ended June 30, 1996
- ----------------
(1) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1994.

(2)  Incorporated by reference to Registration Statement 33-37623 on Form
     S-8.

(3) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1995.

(4) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1993.

(5)  Incorporated by reference to Exhibit 13.4 filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on September 26, 1996.

                              MICROSOFT CORPORATION


                              By    /s/ Michael W. Brown
                                 ----------------------------------------------
                                        Michael W. Brown
                              Vice President, Finance; Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 26, 1996.

          SIGNATURE                                 TITLE

    /s/ William H. Gates
- -----------------------------
      William H. Gates                 Chairman of the Board of Directors
                                            and Chief Executive Officer
      /s/ Paul G. Allen
- -----------------------------
        Paul G. Allen                              Director

- -----------------------------
        Jill E. Barad                              Director

  /s/ Richard A. Hackborn
- -----------------------------
     Richard A. Hackborn                           Director

   /s/ David F. Marquardt
- -----------------------------
     David F. Marquardt                            Director

    /s/ Robert D. O'Brien
- -----------------------------
      Robert D. O'Brien                            Director

    /s/ Wm. G. Reed, Jr.
- -----------------------------
      Wm. G. Reed, Jr.                             Director

     /s/ Jon A. Shirley
- -----------------------------
       Jon A. Shirley                              Director

    /s/ Michael W. Brown
- -----------------------------
      Michael W. Brown                       Vice President, Finance; Chief
                                             Financial Officer (Principal
                                             Financial and Accounting Officer)