Form 10-Q
period 1996-09-30
MICROSOFT CORP
filed 1996-11-14
CIK 789019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -----------------

                                    FORM 10-Q

              /X/ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1996


              / / TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO ____


                               -----------------

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

     Yes |X| No |_|


     The number of shares outstanding of the registrant's common stock as of October 31, 1996 was 597,593,969.

================================================================================

                              MICROSOFT CORPORATION

                                    FORM 10-Q

                    FOR THE QUARTER ENDED SEPTEMBER 30, 1996

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                           Page
                                                                                                 ----
                  a)  Income Statements
                      for the Three Months Ended September 30, 1996 and 1995...................    1

                  b)  Balance Sheets
                      as of September 30, 1996 and June 30, 1996...............................    2

                  c)  Cash Flows Statements
                      for the Three Months Ended September 30, 1996 and 1995...................    3

                  d)  Notes to Financial Statements............................................    4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................    5


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................    8

         Item 6.  Exhibits and Reports on Form 8-K.............................................    8


SIGNATURE......................................................................................    9

                          Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)
-----------------------------------------------------------------------------------------

                                                                    Three Months Ended
                                                                       September 30
                                                                     1995        1996
-----------------------------------------------------------------------------------------
Net revenues                                                       $2,016      $2,295
-----------------------------------------------------------------------------------------
Operating expenses:
  Cost of revenues                                                    322         250
  Research and development                                            302         432
  Sales and marketing                                                 621         625
  General and administrative                                           63          86
-----------------------------------------------------------------------------------------
    Total operating expenses                                        1,308       1,393
-----------------------------------------------------------------------------------------
Operating income                                                      708         902
Interest income                                                        66          92
Other expenses                                                         (4)        (49)
-----------------------------------------------------------------------------------------
Income before income taxes                                            770         945
Provision for income taxes                                            271         331
-----------------------------------------------------------------------------------------
Net income                                                         $  499      $  614
=========================================================================================
Earnings per share                                                 $ 0.78      $ 0.95
=========================================================================================
Weighted average shares outstanding                                   640         647
=========================================================================================


                             See accompanying notes.

--------------------------------------------------------------------------------

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)
-----------------------------------------------------------------------------------------------------------------------

                                                                                              June 30         Sept. 30
                                                                                                1996           1996 (1)
-----------------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and short-term investments                                                             $ 6,940          $ 7,098
  Accounts receivable                                                                             639              855
  Other                                                                                           260              279
-----------------------------------------------------------------------------------------------------------------------
    Total current assets                                                                        7,839            8,232
Property, plant, and equipment                                                                  1,326            1,304
Equity investments                                                                                675              896
Other assets                                                                                      253              308
-----------------------------------------------------------------------------------------------------------------------
      Total assets                                                                            $10,093          $10,740
=======================================================================================================================

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                            $   808          $   887
  Accrued compensation                                                                            202              196
  Income taxes payable                                                                            484              514
  Unearned revenues                                                                               560              651
  Other                                                                                           371              415
-----------------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                                   2,425            2,663
-----------------------------------------------------------------------------------------------------------------------
Minority interest                                                                                 125              125
-----------------------------------------------------------------------------------------------------------------------
Put warrants                                                                                      635              675
-----------------------------------------------------------------------------------------------------------------------
Stockholders' equity:
  Common stock and paid-in capital --
    shares authorized 2,000;
    shares outstanding 597 and 597                                                              2,924            3,220
  Retained earnings                                                                             3,984            4,057
-----------------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                                  6,908            7,277
-----------------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                              $10,093          $10,740
=======================================================================================================================

(1)  Unaudited


                             See accompanying notes.

--------------------------------------------------------------------------------

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)
-----------------------------------------------------------------------------------------------------------------

                                                                                             Three Months Ended
                                                                                                September 30
                                                                                            1995            1996
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
  Net income                                                                              $  499          $  614
  Depreciation and amortization                                                               69             162
  Current liabilities                                                                        410             227
  Accounts receivable                                                                       (504)           (205)
  Other current assets                                                                        26             (15)
-----------------------------------------------------------------------------------------------------------------
    Net cash from operations                                                                 500             783
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS USED FOR FINANCING
  Common stock issued                                                                         98             215
  Common stock repurchased                                                                  (129)           (697)
  Stock option income tax benefits                                                            58             106
-----------------------------------------------------------------------------------------------------------------
    Net cash used for financing                                                               27            (376)
-----------------------------------------------------------------------------------------------------------------
CASH FLOWS USED FOR INVESTMENTS
  Additions to property, plant, and equipment                                               (116)            (99)
  Equity investments and other                                                               (98)           (156)
  Short-term investments                                                                    (370)            259
-----------------------------------------------------------------------------------------------------------------
    Net cash used for investments                                                           (584)              4
-----------------------------------------------------------------------------------------------------------------
Net change in cash and equivalents                                                           (57)            411
Effect of exchange rates on cash                                                               1               6
Cash and equivalents, beginning of period                                                  1,962           2,601
-----------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                                        1,906           3,018
Short-term investments, end of period                                                      3,158           4,080
-----------------------------------------------------------------------------------------------------------------

Cash and short-term investments, end of period                                            $5,064          $7,098
================================================================================================================


                             See accompanying notes.

--------------------------------------------------------------------------------

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Examples include provisions for returns and bad debts and the length of product life cycles and buildings' lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 1996 Annual Report on Form 10-K.

EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, using the treasury stock method.

CONTINGENCIES

In connection with an ongoing investigation, the Antitrust Division of the U.S. Department of Justice requested information from Microsoft in September 1996 concerning Web browsers. Microsoft is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

SUBSEQUENT EVENTS

During October 1996, Microsoft and a subsidiary of Tele-Communications, Inc.
(TCI) terminated a partnership under which TCI owned a 20% minority interest in The Microsoft Network, LLC, owner of the business assets of MSN, The Microsoft Network, an online service. Due to the evolving nature of the online industry and MSN's move to a Web-based offering, the original direction of the partnership changed and both Microsoft and TCI agreed to terminate this partnership focused exclusively on MSN. In return for approximately $125 million of TCI securities, Microsoft became the sole owner of MSN. There was no other material financial impact of the dissolution.

On November 12, 1996, the Company's Board of Directors approved a two-for-one stock split, effective November 22, 1996. Share and per share amounts have not been restated for the upcoming stock split.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Microsoft develops, manufactures, licenses, sells, and supports a wide range of software products, including operating systems for personal computers (PCs) and servers, server applications for client/server environments, business and consumer productivity applications, interactive media programs, and Internet platform and development tools. Microsoft also offers online services, sells personal computer books and input devices, and researches and develops advanced technology software products.

REVENUES

Revenues for the first quarter of fiscal 1997 increased 14% over revenues for the first quarter of fiscal 1996. Revenues experienced large growth in the first quarter of the prior year due to the introduction of the Microsoft(R) Windows 95(R) operating system.

Software license volume increases have been the principal factor in Microsoft's revenue growth. The average selling price per license has decreased, primarily because of general shifts in the sales mix from retail packaged products to licensing programs, from new products to product upgrades, and from stand-alone desktop applications to integrated product suites. Average revenue per license from original equipment manufacturer (OEM) licenses and corporate license programs, such as Microsoft Select, is lower than average revenue per license from retail versions. Likewise, product upgrades have lower prices than new products. Also, prices of integrated suites, such as Microsoft Office, are less than the sum of the prices for the individual programs included in these suites when such programs are licensed separately.

A portion of the Company's revenues will be earned later than billed. Unearned revenues as of September 30, 1996 on the accompanying balance sheet were $651 million. Approximately $525 million of this amount represented the unearned portion of Windows-based desktop operating systems revenues attributable to future support commitments, Internet browser updates, and other unspecified enhancements that will be recognized ratably over the products' life cycles. The balance of unearned revenues was primarily attributable to maintenance and other subscription contracts.

PRODUCT GROUPS

Platforms product group revenues were $1.19 billion in the first quarter of 1997, compared to $1.04 billion for the same period of 1996, an increase of 15%. Platforms product group revenues are primarily from licenses of PC operating systems, business systems with client/server architectures, and software development tools.

As expected, revenues from retail upgrade versions of Microsoft Windows 95 decreased compared to the comparable quarter of the prior year, the quarter during which Windows 95 was released. Total Windows 95 unit volume continued to build, as units licensed through the OEM channel increased strongly.

Windows NT(R) 4.0 was released during the first quarter of 1997, fueling revenue increases for both Windows NT Workstation and Windows NT Server. Additionally, revenues from server applications in the BackOffice(TM) family of business systems were strong.

Applications and content product group revenues were $1.11 billion in the first quarter of 1997, increasing 13% from $977 million in the first quarter of 1996. Applications and content product group revenues include primarily licenses of desktop and consumer productivity applications, interactive media programs, and PC input devices. Most desktop application revenues are generated by integrated suites. The primary programs in Microsoft Office are the Microsoft Word word processor, the Microsoft Excel spreadsheet, and the Microsoft PowerPoint(R) presentation graphics program. Various versions of Office, which are available for Windows 32-bit, Windows 16-bit, and Macintosh operating systems, also include applications such as the Microsoft Access(R) database management program, the Microsoft Schedule+ calendar and scheduling program, and an email client license. Increases in applications and content revenues were led by strong sales of 32-bit Windows versions of Microsoft Office.

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

--------------------------------------------------------------------------------

OEM earned revenues were $663 million in the first quarter compared to the $548 million recorded in the comparable quarter of the prior year. The primary source of OEM revenues is the licensing of desktop operating systems. Higher levels of PC shipments was the principal driver of increased revenues through the OEM channel. The percentage of new PCs with Windows 95 preinstalled increased to more than 70% of reported shipments during the first quarter of 1997, while MS-DOS and Windows 3.x continued to be preinstalled on many of the remainder of PCs sold by OEMs. The above-mentioned ratable revenue recognition policy was extended to operating systems licensed through the OEM channel in the third quarter of the prior fiscal year.

Revenues in the U.S. and Canada were $812 million in the first quarter of 1997 compared to $745 million in the first quarter of 1996. Revenues in Europe were $427 million in the first quarter of 1997 compared to $426 million in the prior year. Growth rates slowed in the U.S. and Canada and European channels due to the strong sales of Windows 95 the prior year, reflecting typical retail upgrade sales patterns of new versions of PC operating systems. Other International channel revenues increased 32% to $393 million in the first quarter of 1997 from $297 million in the first quarter of 1996, reflecting strong sales in Japan. The Japanese version of Windows 95 was released in Japan during the second quarter of fiscal 1996.

Excluding the impact of the shipment of Windows 95 retail upgrades and 32-bit versions of desktop applications in the first quarter of fiscal 1996, the trend has continued toward a higher percentage of corporate licensing (versus packaged products).

Microsoft's operating results are affected by foreign exchange rates. Had the exchange rates in effect during the first quarter of the prior year been in effect during the first quarter of 1997, translated revenues in Europe would have been $23 million higher and translated Other International revenues would have been $28 million higher. Since much of Microsoft's international manufacturing costs and operating expenses are also incurred in local currencies, the relative translation impact of exchange rates on net income is less than on revenues. Also, a portion of planned translated international finished goods revenues in fiscal 1997 is hedged with purchased options.

OPERATING EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

Cost of revenues as a percentage of revenues was 10.9% in the first quarter of 1997 compared to 16.0% in the first quarter of 1996. The decrease was primarily due to high shipments of retail upgrade versions of Windows 95 and Microsoft Office for Windows 95 in the comparable quarter. Cost of revenues also decreased because of general trends toward more corporate licensing and more shipments of products on CD-ROM, which carry lower cost of goods than floppy disks.

Research and development expenses increased 43% to $432 million (18.8% of revenues) in the first quarter of 1997 from $302 million (15.0% of revenues) in the corresponding quarter of 1996. The increase in research and development expenses resulted primarily from planned hiring of software developers and higher levels of third-party development costs.

Sales and marketing expenses were $625 million in the first quarter of 1997, flat with the comparable quarter's $621 million. As a percentage of revenues, sales and marketing expenses were 27.2% and 30.8% in the respective first quarters of 1997 and 1996. Sales and marketing expenses as a percent of revenues decreased due to the high level of marketing and support associated with the launch of Windows 95 in the prior year.

General and administrative expenses were $86 million (3.8% of revenues) in the first quarter of 1997 and $63 million (3.1% of revenues) in the first quarter of 1996. The increase was due to growth in the systems and number of people necessary to support overall increases in the scope of the Company's operations.

Interest income increased as a result of a larger investment portfolio generated by cash from operations.

Other expenses increased in the first quarter of 1997 due to recognition of the Company's share of operational expenses of joint ventures, including DreamWorks Interactive and the MSNBC entities.

The effective income tax rate was 35% in both periods.

NET INCOME

Net income for the first quarter of 1997 was $614 million. Net income as a percentage of revenues was 26.8% in the first quarter of 1997 compared with 24.8% in the first quarter of 1996. The increase in net income as a percentage of revenues was primarily the result of substantial reductions in relative cost of revenues and sales and marketing expenses, partially offset by increases in research and development and funding of joint ventures.

--------------------------------------------------------------------------------

FINANCIAL CONDITION

Microsoft's cash and short-term investment portfolio totaled $7.10 billion at September 30, 1996. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

Microsoft has no material long-term debt and has $70 million of standby multicurrency lines of credit that support foreign currency hedging and international cash management.

Stockholders' equity at September 30, 1996 was $7.28 billion.

Cash generated from operations has been sufficient historically to fund Microsoft's investment in research and development activities and facilities expansion. As Microsoft grows, research and development investments will continue in existing and advanced areas of technology. Microsoft's cash will be used to acquire technology and to fund ventures and other strategic opportunities. Additions to property, plant, and equipment are expected to continue, including new facilities and computer systems for research and development, sales and marketing, product support, and administrative staff. On September 30, 1996, commitments for constructing new buildings approximated $360 million.

Employees exercising stock options provide additional cash. These proceeds have funded Microsoft's open market stock repurchase program through which Microsoft provides shares for stock option and stock purchase plans. This practice is continuing in 1997.

To enhance its stock repurchase program, Microsoft sold equity put warrants to independent third parties. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On September 30, 1996, 14 million warrants were outstanding with strike prices ranging between $100 and $110 per share. The warrants expire at various dates between the second quarter of fiscal 1997 and the second quarter of fiscal 1998, are exercisable only at maturity, and are settleable in cash at Microsoft's option. The maximum potential repurchase obligation as of September 30, 1996, $675 million, has been reclassified from stockholders' equity to put warrants.

During 1996, Microsoft and National Broadcasting Company (NBC) established two joint ventures: a 24-hour cable news and information channel and an interactive online news service. Microsoft agreed to pay $220 million over a five-year period for its interest in the cable venture and to pay one-half of operational funding of both joint ventures for a multiyear period.

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

                           Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

See Notes to Financial Statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
     11. Computation of Earnings Per Share is on page 10.
(B)  REPORTS ON FORM 8-K
     No reports on Form 8-K were filed by Microsoft during the quarter ended September 30, 1996.

ITEMS 2, 3, 4 AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


--------------------------------------------------------------------------------

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                     Microsoft Corporation


   Date:  November 13, 1996          By:  /s/   Michael W. Brown
                                          ----------------------
                                          Michael W. Brown,
                                          Vice President, Finance;
                                          Chief Financial Officer


                                          (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)


--------------------------------------------------------------------------------