Form 10-Q
period 1996-12-31
MICROSOFT CORP
filed 1997-02-14
CIK 789019

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   ----------

                                    FORM 10-Q

              [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1996


              [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  FOR THE TRANSITION PERIOD FROM _____ TO ____


                                   ----------

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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]


    The number of shares outstanding of the registrant's common stock as of January 31, 1997 was 1,203,155,525.

                              MICROSOFT CORPORATION

                                    FORM 10-Q

                     FOR THE QUARTER ENDED DECEMBER 31, 1996

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                           Page
                                                                                                 ----
                  a)  Income Statements
                      for the Three and Six Months Ended December 31, 1995 and 1996............    1

                  b)  Balance Sheets
                      as of June 30, 1996 and December 31, 1996................................    2

                  c)  Cash Flows Statements
                      for the Six Months Ended December 31, 1995 and 1996......................    3

                  d)  Notes to Financial Statements............................................    4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................    5


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................    8

         Item 4.  Submission of Matters to a Vote of Security Holders..........................    8

         Item 6.  Exhibits and Reports on Form 8-K.............................................    8


SIGNATURE......................................................................................    9

                          Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                                              Three Months Ended         Six Months Ended
                                                                  December 31               December 31
                                                              1995         1996          1995        1996
          -------------------------------------------------------------------------------------------------
          Net revenues                                      $ 2,195      $ 2,680       $ 4,211      $ 4,975
          -------------------------------------------------------------------------------------------------
          Operating expenses:
            Cost of revenues                                    330          296           652          546
            Research and development                            313          485           615          917
            Sales and marketing                                 690          737         1,311        1,362
            General and administrative                           76           81           139          167
          -------------------------------------------------------------------------------------------------
              Total operating expenses                        1,409        1,599         2,717        2,992
          -------------------------------------------------------------------------------------------------
          Operating income                                      786        1,081         1,494        1,983
          Interest income                                        76          105           142          197
          Other income (expense)                                 23          (46)           19          (95)
          -------------------------------------------------------------------------------------------------
          Income before income taxes                            885        1,140         1,655        2,085
          Provision for income taxes                            310          399           581          730
          -------------------------------------------------------------------------------------------------
          Net income                                            575          741         1,074        1,355
          Preferred stock dividends                                            1                          1
          -------------------------------------------------------------------------------------------------
          Net income available for common shareholders      $   575      $   740       $ 1,074      $ 1,354
          =================================================================================================
          Earnings per share (1)                            $  0.45      $  0.57       $  0.84      $  1.04
          =================================================================================================
          Weighted average shares outstanding (1)             1,276        1,304         1,278        1,299
          =================================================================================================

 (1) Share and per share amounts for the three and six months ended December 31, 1995 have been restated to reflect a two-for-one stock split in December 1996.






                             See accompanying notes.

--------------------------------------------------------------------------------

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)
--------------------------------------------------------------------------------


                                                                         June 30     Dec. 31
                                                                          1996        1996(1)
     ---------------------------------------------------------------------------------------
     ASSETS
          Current assets:
            Cash and short-term investments                             $ 6,940      $ 9,160
            Accounts receivable                                             639          975
            Other                                                           260          307
     ---------------------------------------------------------------------------------------
              Total current assets                                        7,839       10,442
          Property, plant, and equipment                                  1,326        1,322
          Equity investments                                                675          804
          Other assets                                                      253          218
     ---------------------------------------------------------------------------------------
                Total assets                                            $10,093      $12,786
     =======================================================================================

          LIABILITIES AND STOCKHOLDERS' EQUITY
          Current liabilities:
            Accounts payable                                            $   808      $   848
            Accrued compensation                                            202          289
            Income taxes payable                                            484          480
            Unearned revenues                                               560        1,013
            Other                                                           371          514
     ---------------------------------------------------------------------------------------
              Total current liabilities                                   2,425        3,144
     ---------------------------------------------------------------------------------------
          Minority interest                                                 125
     ---------------------------------------------------------------------------------------
          Put warrants                                                      635
     ---------------------------------------------------------------------------------------
          Commitments and contingencies
          Stockholders' equity:
            Preferred stock -
              shares authorized 100; outstanding 12.5                                    980
            Common stock and paid-in capital -
              shares authorized 4,000; outstanding 1,194 and 1,198        2,924        3,541
            Retained earnings                                             3,984        5,121
     ---------------------------------------------------------------------------------------
              Total stockholders' equity                                  6,908        9,642
     ---------------------------------------------------------------------------------------
                Total liabilities and stockholders' equity              $10,093      $12,786
     =======================================================================================

(1)  Unaudited

                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)
--------------------------------------------------------------------------------

                                                            Six Months Ended
                                                               December 31
                                                           1995          1996
     -------------------------------------------------------------------------
     CASH FLOWS FROM OPERATIONS
       Net income                                        $ 1,074       $ 1,355
       Depreciation and amortization                         147           306
       Current liabilities                                   892           709
       Accounts receivable                                  (187)         (326)
       Other current assets                                  (25)          (43)
     -------------------------------------------------------------------------
         Net cash from operations                          1,901         2,001
     -------------------------------------------------------------------------
     CASH FLOWS FROM FINANCING
       Common stock issued                                   173           314
       Common stock repurchased                             (472)       (1,024)
       Preferred stock issued                                              980
       Stock option income tax benefits                       71           226
     -------------------------------------------------------------------------
         Net cash from (used for) financing                 (228)          496
     -------------------------------------------------------------------------
     CASH FLOWS USED FOR INVESTMENTS
       Additions to property, plant, and equipment          (204)         (216)
       Equity investments and other                         (203)          (66)
       Short-term investments                               (906)       (1,725)
     -------------------------------------------------------------------------
         Net cash used for investments                    (1,313)       (2,007)
     -------------------------------------------------------------------------
     Net change in cash and equivalents                      360           490
     Effect of exchange rates on cash                          1             5
     Cash and equivalents, beginning of period             1,962         2,601
     -------------------------------------------------------------------------
     Cash and equivalents, end of period                   2,323         3,096
     Short-term investments, end of period                 3,694         6,064
     -------------------------------------------------------------------------
     Cash and short-term investments, end of period      $ 6,017       $ 9,160
     =========================================================================




                            See accompanying notes.


--------------------------------------------------------------------------------

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------
BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenues, and expenses. Examples include provisions for returns and bad debts and the length of product life cycles and buildings' lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 1996 Form 10-K.

STOCK SPLIT

Effective December 9, 1996, outstanding shares of common stock were split two-for-one. All prior share and per share amounts have been restated to reflect the stock split.

EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effects of outstanding stock options using the treasury stock method and preferred shares using the if-converted method.

STOCKHOLDERS' EQUITY

Microsoft repurchases common stock on the open market. This program provides shares for issuance to employees under the Company's stock option and stock purchase plans. During the first two quarters of fiscal 1997, the Company repurchased 16.7 million shares for $1.10 billion.

To enhance its stock repurchase program, Microsoft sells equity put warrants to independent third parties. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On December 31, 1996, 28 million warrants were outstanding with strike prices ranging between $60 and $67 per share. The warrants expire at various dates between the fourth quarter of fiscal 1997 and the fourth quarter of fiscal 1998 and are exercisable only at maturity. These put warrant contracts permit a net-share settlement method in addition to cash settlement or physical delivery at the Company's option, thus Microsoft is no longer required to reflect a put warrant liability on the accompanying balance sheet.

During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable principal-protected preferred stock. Dividends are payable quarterly in arrears. In December 1999, each preferred share is convertible into common shares or an equivalent amount of cash determined by a formula that provides a floor price of $79.875 and a cap of $102.24 per preferred share. Net proceeds of $980 million are expected to be used for repurchase of common shares.

MICROSOFT NETWORK PARTNERSHIP

During October 1996, Microsoft and a subsidiary of Tele-Communications, Inc.
(TCI) terminated a partnership under which TCI owned a 20% minority interest in The Microsoft Network, LLC, owner of the business assets of MSN(TM), The Microsoft Network, an online service. Due to the evolving nature of the online industry and MSN's move to a Web-based offering, the original direction of the partnership changed and both Microsoft and TCI agreed to terminate this partnership focused exclusively on MSN. In return for approximately $125 million of TCI securities, Microsoft became the sole owner of MSN and the minority interest on the accompanying balance sheet was eliminated. There was no other material financial impact of the dissolution.

CONTINGENCIES

In an ongoing investigation, the Antitrust Division of the U.S. Department of Justice requested information from Microsoft in September 1996 concerning Web browsers. Microsoft is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Microsoft develops, manufactures, licenses, sells, and supports a wide range of software products, including operating systems for personal computers (PCs) and servers; server applications for client/server environments; business and consumer productivity applications; software development tools; and Internet and intranet software and technologies. The Company has recently expanded its interactive content efforts, including MSN, the Microsoft Network online service, various Internet-based services, and entertainment and information software programs. Microsoft also sells personal computer books and input devices, and researches and develops advanced technologies for future software products.

REVENUES

Revenues were $2.68 billion in the second quarter of fiscal 1997, an increase of 22% over the comparable quarter of fiscal 1996. On a year-to-date basis, revenues were $4.98 billion, 18% greater than the comparable period of the prior fiscal year. Revenue growth rates were higher in the first two quarters of the prior year due to the introduction of the Microsoft(R) Windows(R) 95 operating system and Microsoft Office for Windows 95.

Software license volume increases have been the principal factor in the Company's revenue growth. The average selling price per license has decreased, primarily because of general shifts in the sales mix from retail packaged products to licensing programs, from new products to product upgrades, and from stand-alone desktop applications to integrated product suites. Average revenue per license from original equipment manufacturer (OEM) licenses and corporate license programs, such as Microsoft Select, is lower than average revenue per license from retail versions. Likewise, product upgrades have lower prices than new products. Also, prices of integrated suites, such as Microsoft Office, are less than the sum of the prices for the individual programs included in these suites when such programs are licensed separately.

A portion of the Company's revenues will be earned later than billed. Unearned revenues as of December 31, 1996 on the accompanying balance sheet were $1.01 billion. Approximately $665 million of this amount represented the unearned portion of Windows desktop operating systems revenues attributable to future support commitments, Internet browser updates, and other unspecified enhancements that will be recognized ratably over the products' life cycles, currently estimated to be two years. As discussed below, unearned revenues associated with upgrade rights for Microsoft Office 97 were $200 million. The balance of unearned revenues was primarily attributable to maintenance and other subscription contracts.

PRODUCT GROUPS

Platforms product group revenues were $1.49 billion in the second quarter of fiscal 1997, compared to $1.13 billion for the same period of 1996, an increase of 32%. On a year-to-date basis, platforms product group revenues increased to $2.68 billion from $2.17 billion. Platforms product group revenues are primarily from licenses of PC operating systems, business systems with client/server architectures, and software development tools.

As expected, revenues from retail upgrade versions of Windows 95 decreased compared to the comparable quarters of the prior year, the period during which Windows 95 was released. Total Windows 95 unit volume continued to build, as units licensed through the OEM channel increased strongly.

English and certain European language versions of Windows NT(R) 4.0 were released during the first quarter of fiscal 1997, while a Japanese version was released during the second quarter. These product introductions fueled revenue increases for both Windows NT Workstation and Windows NT Server during both quarters.

Applications and content product group revenues were $1.19 billion in the second quarter of fiscal 1997, increasing 12% from $1.07 billion in the second quarter of fiscal 1996. For the first two quarters of fiscal 1997, applications and content product revenues were $2.30 billion, compared to $2.05 billion in the corresponding period of 1996. Applications and content product group revenues include primarily licenses of desktop and consumer productivity applications, interactive media programs, and PC input devices. Integrated suites generate most desktop application revenues. The primary programs in Microsoft Office are the Microsoft Word word processor, the Microsoft Excel spreadsheet, and the Microsoft PowerPoint(R) presentation graphics program. Various versions of Office, which are available for Windows 32-bit, Windows 16-bit, and Macintosh operating systems, also include applications such as the Microsoft Access(R) database management program, the Microsoft Schedule+ calendar and scheduling program, and an email client license. The sales mix of 32-bit versions of Microsoft Office continued to increase. Applications and Content revenues grew at a rate lower than recent levels due to the gradual reduction of the
--------------------------------------------------------------------------------
amount of product in the channel in anticipation of the launch of the newest version of the Company's primary desktop application product (Microsoft Office
97). Also, unearned revenues of $200 million attributed to upgrade rights impacted the growth rate. Most versions of Microsoft Office for Windows 95 shipped during the second quarter carried a "technological guarantee" that entitled customers to a free upgrade to the corresponding Microsoft Office 97 version of the product. Associated revenues will be recognized when the upgrade delivery obligation is fulfilled.

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

OEM earned revenues were $866 million in the second quarter compared to the $672 million recorded in the comparable quarter of the prior year. On a year-to-date basis, OEM revenues were $1.53 billion, compared to $1.22 billion in fiscal 1996. The primary source of OEM revenues is the licensing of desktop operating systems. The percentage of new PCs with Windows 95 preinstalled increased to more than 75% of reported shipments during the second quarter of fiscal 1997, while MS-DOS and Windows 3.x continued to be preinstalled on many of the remainder of PCs sold by OEMs. The above-mentioned ratable revenue recognition policy was extended to Windows operating systems licensed through the OEM channel in the third quarter of the prior fiscal year.

Revenues in the U.S. and Canada were $759 million in the second quarter of fiscal 1997 compared to $632 million in the second quarter of 1996. Revenues in the first half of fiscal 1997 were $1.57 billion, compared to $1.38 billion recorded last year. Revenues in Europe were $631 million in the second quarter of fiscal 1997 compared to $569 million in the prior year. European revenues were $1.06 billion in the first half of 1997 compared to $995 million the prior year. Growth rates slowed in the U.S. and Canadian and European channels due to the strong sales of Windows 95 and Microsoft Office for Windows 95 the prior year, reflecting typical retail upgrade sales patterns of new versions of PC operating systems and desktop applications. Other International channel revenues increased 32% to $424 million in the second quarter of fiscal 1997 from $322 million in the second quarter of fiscal 1996, reflecting strong sales in Japan. On a year-to-date basis, Other International revenues were $817 million in fiscal 1997 compared to $619 million the prior year.

Excluding the impact of the shipment of retail upgrade versions of Windows 95 and Microsoft Office for Windows 95 in the first half of fiscal 1996, the trend has continued toward a higher percentage of corporate licensing versus packaged products.

Microsoft's operating results are affected by foreign exchange rates. Had the exchange rates in effect during the second quarter of the prior year been in effect during the second quarter of 1997, translated revenues in Europe would have been $15 million higher and translated Other International revenues would have been $20 million higher. Since much of Microsoft's international manufacturing costs and operating expenses are also incurred in local currencies, the relative translation impact of exchange rates on net income is less than on revenues. Also, a portion of planned translated international finished goods revenues in fiscal 1997 is hedged with purchased options.

OPERATING EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

Cost of revenues as a percentage of revenues was 11.0% in the second quarter of fiscal 1997 compared to 15.0% in the second quarter of 1996, and 11.0% in the first half of fiscal 1997 versus 15.5% in the first half of 1996. The decrease was primarily due to high shipments of retail upgrade versions of Windows 95 and Microsoft Office for Windows 95 in the comparable periods of the prior year. Cost of revenues also decreased because of general trends toward more corporate licensing and more shipments of products on CD-ROM, which carry lower cost of goods than floppy disks.

Research and development expenses increased 55% to $485 million (18.1% of revenues) in the second quarter of fiscal 1997 from $313 million (14.3% of revenues) in the corresponding quarter of 1996. The continued increase in research and development expenses in fiscal 1997 resulted primarily from planned hiring of software developers and higher levels of third-party development costs.


--------------------------------------------------------------------------------

Sales and marketing expenses were $737 million in the second quarter of fiscal 1997 compared with $690 million in 1996. As a percentage of revenues, sales and marketing expenses were 27.5% and 31.4% in the respective second quarters of fiscal 1997 and 1996. Sales and marketing expenses as a percent of revenues in fiscal 1997 decreased due to the high level of marketing and support associated with the launch of Windows 95 in 1996.

General and administrative expenses were $81 million (3.0% of revenues) in the second quarter of fiscal 1997 and $76 million (3.5% of revenues) in the second quarter of 1996. Fiscal 1997 increases were due to growth in the systems and number of people necessary to support overall increases in the scope of the Company's operations.

Interest income increased as a result of a larger investment portfolio generated by cash from operations.

Other expenses increased in both the first and second quarters of 1997 due to recognition of the Company's share of operational expenses of joint ventures, including DreamWorks Interactive and the MSNBC entities.

The effective income tax rate was 35% in all periods.

NET INCOME

Net income for the second quarter of fiscal 1997 was $741 million. Net income as a percentage of revenues was 27.6% in the second quarter of fiscal 1997 compared with 26.2% in the second quarter of 1996. The increase in net income as a percentage of revenues in fiscal 1997 was primarily the result of substantial reductions in relative cost of revenues and sales and marketing expenses, partially offset by increases in research and development and funding of joint ventures.

FINANCIAL CONDITION

Microsoft's cash and short-term investment portfolio totaled $9.16 billion at December 31, 1996. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

Microsoft has no material long-term debt and has $70 million of standby multicurrency lines of credit that support foreign currency hedging and international cash management.

Stockholders' equity at December 31, 1996 was $9.64 billion.

Cash generated from operations has been sufficient historically to fund Microsoft's investment in research and development activities and facilities expansion. Research and development investments will continue in existing and advanced areas of technology. Microsoft's cash will be used to acquire technology and to fund ventures and other strategic opportunities. Additions to property, plant, and equipment are expected to continue, including new facilities and computer systems for research and development, sales and marketing, product support, and administrative staff. Commitments for constructing new buildings were $450 million on December 31, 1996.

Cash will also be used to repurchase common stock to provide shares for employee stock option and purchase plans. Microsoft enhances its repurchase program by selling put warrants. See notes to financial statements.

During December 1996, Microsoft issued 12.5 million 2.75% preferred shares. See notes to financial statements.

During fiscal 1996, Microsoft and National Broadcasting Company (NBC) established two joint ventures: a 24-hour cable news and information channel and an interactive online news service. Microsoft agreed to pay $220 million over a five-year period for its interest in the cable venture and to pay one-half of operational funding of both joint ventures for a multiyear period.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements for the next twelve months. Microsoft's cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale cash needs that may arise, and to fund an increased stock buyback program over historical levels to reduce the dilutive impact of the Company's employee stock option and purchase programs. Despite recent increases in stock repurchases, the buyback program has not kept pace with employee stock option grants or exercises. Beginning in fiscal 1990, Microsoft has repurchased 134 million common shares for $4.2 billion while 336 million shares were issued under the Company's employee stock option and purchase plans. The market value of all outstanding stock options was $21.8 billion as of December 31, 1996.

Microsoft has not paid cash dividends on its common stock. The preferred stock pays $2.196 per annum per share.

--------------------------------------------------------------------------------

                           Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

See notes to financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on November 12, 1996, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                                         NUMBER OF SHARES
                                                     ---------------------------
                                                        FOR            WITHHELD
                                                     -----------       ---------
           William H. Gates                          536,874,375       2,152,263
           Paul G. Allen                             536,871,320       2,155,318
           Jill E. Barad                             534,523,936       4,502,702
           Richard A. Hackborn                       536,917,381       2,109,257
           David F. Marquardt                        536,933,188       2,093,450
           Robert D. O'Brien                         536,719,379       2,307,259
           William G. Reed, Jr.                      536,971,762       2,054,876
           Jon A. Shirley                            536,964,036       2,062,602

2. To approve an amendment to the Company's 1991 Stock Option Plan to reserve an additional 200,000,000 shares (restated to reflect the two-for-one stock split) of common stock for issuance thereunder.

           For                                       307,280,849
           Against                                   129,627,668
           Abstain                                     2,290,050

3. To approve the adoption of the 1997 Employee Stock Purchase Plan, including the reservation of 200,000,000 shares (restated to reflect the two-for-one stock split) of common stock thereunder.

           For                                       422,180,091
           Against                                    14,998,735
           Abstain                                     2,019,762

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
     11. Computation of Earnings Per Share is on page 10.
     27. Financial Data Schedule

(B)  REPORTS ON FORM 8-K
     Microsoft filed no reports on Form 8-K during the quarter ended December 31, 1996.

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.


--------------------------------------------------------------------------------

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Microsoft Corporation


  Date:  February 13, 1997             By:/s/   Michael W. Brown
                                          ---------------------------
                                       Michael W. Brown,
                                       Vice President, Finance;
                                       Chief Financial Officer


                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)




--------------------------------------------------------------------------------

                                 EXHIBIT INDEX


EXHIBITS

11. Computation of Earnings Per Share

27. Financial Data Schedule