Form 10-Q
period 1997-03-31
MICROSOFT CORP
filed 1997-05-15
CIK 789019

================================================================================
                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                   ----------

                                    FORM 10-Q

              /X/  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1997


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



       Registrant's telephone number, including area code: (425) 882-8080


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes /X/ No / /

     The number of shares outstanding of the registrant's common stock as of April 30, 1997 was 1,198,327,269.
================================================================================

                              MICROSOFT CORPORATION

                                    FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1997

                                      INDEX


PART I.  FINANCIAL INFORMATION

         Item 1.  Financial Statements                                                           Page
                                                                                                 ----
                  a)  Income Statements
                      for the Three and Nine Months Ended March 31, 1996 and 1997..............    1

                  b)  Balance Sheets
                      as of June 30, 1996 and March 31, 1997...................................    2

                  c)  Cash Flows Statements
                      for the Nine Months Ended March 31, 1996 and 1997........................    3

                  d)  Notes to Financial Statements............................................    4

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations..........................................    6


PART II.  OTHER INFORMATION

         Item 1.  Legal Proceedings............................................................    9

         Item 6.  Exhibits and Reports on Form 8-K.............................................    9


SIGNATURE......................................................................................   10

                          Part I. Financial Information

ITEM 1.  FINANCIAL STATEMENTS

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                               Three Months Ended   Nine Months Ended
                                                    March 31             March 31
                                                 1996      1997       1996      1997
-------------------------------------------------------------------------------------
Net revenues                                    $2,205    $3,208     $6,416    $8,183
-------------------------------------------------------------------------------------
Operating expenses:
  Cost of revenues                                 295       297        947       843
  Research and development                         364       492        979     1,409
  Sales and marketing                              685       750      1,996     2,112
  General and administrative                        87       101        226       268
-------------------------------------------------------------------------------------
    Total operating expenses                     1,431     1,640      4,148     4,632
-------------------------------------------------------------------------------------
Operating income                                   774     1,568      2,268     3,551
Interest income                                     86       119        228       316
Other income (expense)                               4       (84)        23      (179)
-------------------------------------------------------------------------------------
Income before income taxes                         864     1,603      2,519     3,688
Provision for income taxes                         302       561        883     1,291
-------------------------------------------------------------------------------------
Net income                                         562     1,042      1,636     2,397
Preferred stock dividends                                      7                    8
-------------------------------------------------------------------------------------
Net income available for common shareholders    $  562    $1,035     $1,636    $2,389
=====================================================================================
Earnings per share (1)                          $ 0.44    $ 0.79     $ 1.28    $ 1.83
=====================================================================================
Weighted average shares outstanding(1)           1,278     1,322      1,278     1,307
=====================================================================================

(1) Share and per share amounts for the three and nine months ended March 31, 1996 have been restated to reflect a two-for-one stock split in December 1996.


                            See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)
--------------------------------------------------------------------------------

                                                                                        June 30         March 31
                                                                                          1996           1997(1)
----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and short-term investments                                                       $ 6,940          $ 9,086
  Accounts receivable                                                                       639              866
  Other                                                                                     260              272
----------------------------------------------------------------------------------------------------------------
    Total current assets                                                                  7,839           10,224
Property, plant, and equipment                                                            1,326            1,371
Equity investments                                                                          675              819
Other assets                                                                                253              199
----------------------------------------------------------------------------------------------------------------
       Total assets                                                                     $10,093          $12,613
================================================================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                      $   808          $   864
  Accrued compensation                                                                      202              209
  Income taxes payable                                                                      484              463
  Unearned revenues                                                                         560            1,285
  Other                                                                                     371              658
----------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                             2,425            3,479
----------------------------------------------------------------------------------------------------------------
Minority interest                                                                           125
----------------------------------------------------------------------------------------------------------------
Put warrants                                                                                635
----------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock -
    shares authorized 100; outstanding 13                                                                    980
  Common stock and paid-in capital -
    shares authorized 4,000; outstanding 1,194 and 1,191                                  2,924            4,036
  Retained earnings                                                                       3,984            4,118
----------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                            6,908            9,134
----------------------------------------------------------------------------------------------------------------
        Total liabilities and stockholders' equity                                      $10,093          $12,613
================================================================================================================

(1)  Unaudited


                            See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)
--------------------------------------------------------------------------------------------------------------------
                                                                                               Nine Months Ended
                                                                                                    March 31
                                                                                               1996             1997
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
  Net income                                                                                $  1,636        $  2,397
  Depreciation and amortization                                                                  336             414
  Current liabilities                                                                            959           1,078
  Accounts receivable                                                                           (154)           (252)
  Other current assets                                                                            29             (18)
--------------------------------------------------------------------------------------------------------------------
    Net cash from operations                                                                   2,806           3,619
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED FOR FINANCING
  Common stock issued                                                                            384             553
  Common stock repurchased                                                                      (800)         (2,975)
  Preferred stock issued                                                                                         980
  Preferred stock dividends                                                                                       (7)
  Stock option income tax benefits                                                               243             482
--------------------------------------------------------------------------------------------------------------------
    Net cash used for financing                                                                 (173)           (967)
--------------------------------------------------------------------------------------------------------------------
CASH FLOWS USED FOR INVESTMENTS
  Additions to property, plant, and equipment                                                   (336)           (326)
  Equity investments and other                                                                  (257)           (155)
  Short-term investments                                                                      (1,045)           (895)
--------------------------------------------------------------------------------------------------------------------
    Net cash used for investments                                                             (1,638)         (1,376)
--------------------------------------------------------------------------------------------------------------------
  Net change in cash and equivalents                                                             995           1,276
  Effect of exchange rates on cash and equivalents                                               (20)            (25)
  Cash and equivalents, beginning of period                                                    1,962           2,601
--------------------------------------------------------------------------------------------------------------------
  Cash and equivalents, end of period                                                          2,937           3,852
  Short-term investments, end of period                                                        3,833           5,234
--------------------------------------------------------------------------------------------------------------------
  Cash and short-term investments, end of period                                             $ 6,770         $ 9,086
====================================================================================================================


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

STOCK SPLIT

In December 1996, outstanding shares of common stock were split two-for-one. All prior share and per share amounts have been restated to reflect the stock split.

EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effects of outstanding stock options using the "treasury stock" method and preferred shares using the "if-converted" method.

STOCKHOLDERS' EQUITY

Microsoft repurchases common stock on the open market. This program provides shares for issuance to employees under the Company's stock option and stock purchase plans. During the first three quarters of fiscal 1997, the Company repurchased 37 million shares for $3.10 billion.

To enhance its stock repurchase program, Microsoft sells equity put warrants to independent third parties. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On March 31, 1997, 30 million warrants were outstanding with strike prices ranging between $69 and $78 per share. The warrants expire at various dates between the first quarter of fiscal 1998 and the first quarter of fiscal 1999 and are exercisable only at maturity. These put warrant contracts permit a net-share settlement method in addition to cash settlement or physical delivery at the Company's option, thus Microsoft is no longer required to reflect a put warrant liability on the accompanying balance sheet.

During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable principal-protected preferred stock. Dividends are payable quarterly in arrears. In December 1999, each preferred share is convertible into common shares or an equivalent amount of cash determined by a formula that provides a floor price of $79.875 and a cap of $102.24 per preferred share. Net proceeds of $980 million were used to repurchase common shares.

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

ACQUISITION AGREEMENT

In April 1997, Microsoft announced its agreement to acquire WebTV Networks, Inc. (WebTV), an online service that enables consumers to experience the Internet through their televisions via set-top terminals based on proprietary technologies. Microsoft will pay $425 million in stock and cash for WebTV. Microsoft expects an in process R&D write-off of $300 million will be required in the quarter of acquisition. The agreement has been approved by the Boards of Directors of Microsoft and WebTV and is subject to approval by the shareholders of WebTV and to satisfaction of regulatory requirements.

CONTINGENCIES

In an ongoing investigation, the Antitrust Division of the U.S. Department of Justice requested information from Microsoft concerning various issues. Microsoft is also subject to various legal proceedings and claims that arise in the ordinary course of business. Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

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

REVENUES

Revenues were $3.21 billion in the third quarter of fiscal 1997, an increase of 45% over the comparable quarter of fiscal 1996. Growth was enhanced due to the introduction of Microsoft Office 97 during the March quarter. On a year-to-date basis, revenues were $8.18 billion, 28% greater than the first three quarters of the prior fiscal year. Revenue growth was particularly strong in the first two quarters of the prior year due to the retail introduction of the Microsoft(R) Windows(R) 95 operating system and Microsoft Office for Windows 95.

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

Microsoft is committed to integrating Internet technology into existing products at no additional cost to its customers. Given this strategy, combined with commitments such as Internet-based technical support, telephone support, and unspecified enhancements, Microsoft recognizes a portion of Windows operating systems revenue over the products' life cycles, currently estimated at two years. Since Office 97 is also tightly integrated with the rapidly evolving Internet, and subsequent delivery of new Internet technologies, enhancements, and other support is likely to be more than minimal, this revenue recognition policy was extended to Office 97 licenses in the March quarter. Associated revenues will be recognized ratably over the estimated 18-month product life cycle.

The portion of the Company's revenues that are earned later than billed is reflected in unearned revenues on the accompanying balance sheet. Of the March 31, 1997 balance of $1.29 billion, approximately $765 million represented the unearned portion of Windows desktop operating systems revenues and $150 million represented the unearned portion of Office 97 revenues. As discussed below, unearned revenues associated with upgrade rights for Microsoft Office 97 were $190 million. The balance of unearned revenues was primarily attributable to maintenance and other subscription contracts.

PRODUCT GROUPS

Platforms product group revenues were $1.68 billion in the third quarter of fiscal 1997, compared to $970 million for the same period of 1996, an increase of 73%. On a year-to-date basis, platforms product group revenues increased to $4.35 billion from $3.14 billion. Platforms product group revenues are primarily from licenses of PC operating systems, business systems with client/server architectures, and software development tools.

Windows 95 unit volume continued to build, as units licensed through the OEM channel increased strongly. Additionally, revenues from Windows NT Workstation operating system grew, particularly through retail channels. Business systems, which include servers and server applications, exhibited strong revenues, with the greatest growth in Windows NT Server revenues.

Applications and content product group revenues were $1.53 billion in the March quarter of fiscal 1997, increasing 24% from $1.24 billion in the March quarter of fiscal 1996. For the first three quarters of fiscal 1997, applications and content product revenues were $3.83 billion, compared to $3.28 billion in the corresponding period of 1996. Applications and content product group revenues include primarily licenses of desktop and consumer productivity applications, interactive media programs, and PC input devices. Integrated suites generate most desktop application revenues. The primary programs in Microsoft Office are Microsoft Word word processor, Microsoft Excel spreadsheet, and Microsoft PowerPoint(R) presentation graphics program. Various versions of Office, which are available for Windows 32-bit, Windows 16-bit, and Macintosh operating systems, also include applications such as Microsoft Access(R) database management program, Microsoft Outlook(TM) desktop manager, Microsoft Schedule+ calendar and scheduling program, and an email client license.

During the third quarter, Microsoft Office 97 was released in most geographical regions, propelling excellent results. Most versions of Microsoft Office for Windows 95 shipped during the second and third quarters carried a "technological guarantee" that entitled customers to a free upgrade to the corresponding Microsoft Office 97 version of the product. Associated revenues will be recognized when the upgrade delivery obligation is fulfilled.

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

OEM earned revenues were $960 million in the third quarter compared to the $633 million recorded in the comparable quarter of the prior year. On a year-to-date basis, OEM revenues were $2.49 billion, compared to $1.85 billion in fiscal 1996. The primary source of OEM revenues is the licensing of desktop operating systems. The percentage of new PCs with Windows 95 preinstalled increased to more than 75% of reported shipments during the third quarter of fiscal 1997, while MS-DOS and Windows 3.x or Windows NT Workstation were preinstalled on many of the remainder of PCs sold by OEMs. The above-mentioned ratable revenue recognition policy was extended to Windows operating systems licensed through the OEM channel in the third quarter of the prior fiscal year.

Revenues in the U.S. and Canada were $938 million in the third quarter of fiscal 1997 compared to $620 million in the third quarter of 1996. Revenues in the first three quarters of fiscal 1997 were $2.51 billion, compared to $2.00 billion recorded last year. Revenues in Europe were $799 million in the second quarter of fiscal 1997 compared to $555 million in the prior year. European revenues were $1.86 billion in the first three quarters of 1997 compared to $1.55 billion the prior year. Other International channel revenues increased to $511 million in the third quarter of fiscal 1997 from $397 million in the third quarter of fiscal 1996. On a year-to-date basis, Other International revenues were $1.33 billion in fiscal 1997 compared to $1.02 billion the prior year.

Excluding the impact of the shipment of retail upgrade versions of Windows 95 in the first half of fiscal 1996, the trend has continued toward a higher percentage of corporate licensing versus packaged products.

Microsoft's operating results are affected by foreign exchange rates. Had the exchange rates in effect during the third quarter of the prior year been in effect during the third quarter of 1997, translated revenues in Europe would have been $36 million higher and translated Other International revenues would have been $46 million higher. The relative translation impact of exchange rates on net income is less than these amounts because a portion of local currency denominated revenues is hedged with purchased options and much of Microsoft's international manufacturing costs and operating expenses are also incurred in local currencies.

OPERATING EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

Cost of revenues as a percentage of revenues was 9.3% in the third quarter of fiscal 1997 compared to 13.4% in the third quarter of 1996, and 10.3% in the first three quarters of fiscal 1997 versus 14.8% in the same period of 1996. The decrease was due to high shipments of retail upgrade versions of Windows 95 in the first half of the prior year and general trends toward more corporate licensing and more shipments of products on CD-ROM, which carry lower cost of goods than floppy disks.

Research and development expenses increased 35% to $492 million (15.3% of revenues) in the March quarter of fiscal 1997 from $364 million (16.5% of revenues) in the corresponding quarter of 1996. The continued increase in research and development expenses in fiscal 1997 resulted primarily from planned hiring of software developers and higher levels of third-party development costs.

Sales and marketing expenses were $750 million in the third quarter of fiscal 1997 compared with $685 million in 1996. As a percentage of revenues, sales and marketing expenses were 23.4% and 31.1% in the respective third quarters of fiscal 1997 and 1996. Sales and marketing expense as a percentage of revenues decreased due to lower relative sales and support expenses in fiscal 1997 offset somewhat by the marketing of Office 97.

General and administrative expenses were $101 million (3.1% of revenues) in the third quarter of fiscal 1997 and $87 million (3.9% of revenues) in the third quarter of 1996. Fiscal 1997 increases were due to growth in the systems and number of people necessary to support overall increases in the scope of the Company's operations.

Interest income increased as a result of a larger investment portfolio generated by cash from operations. Other expenses increased in fiscal 1997 due to recognition of the Company's share of operational expenses of joint ventures, including DreamWorks Interactive and the MSNBC entities.

The effective income tax rate was 35% in all periods.

NET INCOME

Net income for the third quarter of fiscal 1997 was $1.04 billion, representing 32.5% of revenues compared with 25.5% in the third quarter of 1996. On a year to date basis, net income was 29.3% of revenues in fiscal 1997 compared to 25.5% the prior year. The increase in net income as a percentage of revenues in fiscal 1997 was primarily the result of substantial reductions in relative cost of revenues and sales and marketing expenses, partially offset by the funding of joint ventures.

FINANCIAL CONDITION

Microsoft's cash and short-term investment portfolio totaled $9.09 billion at March 31, 1997. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

Microsoft has no material long-term debt and has $70 million of standby multicurrency lines of credit to support foreign currency hedging and cash management. Stockholders' equity at March 31, 1997 was $9.13 billion.

Cash generated from operations has been sufficient historically to fund Microsoft's investment in research and development activities and facilities expansion. Research and development investments will continue in existing and advanced areas of technology. Microsoft's cash will be used to acquire technology and to fund ventures and other strategic opportunities. Additions to property, plant, and equipment are expected to continue, including new facilities and computer systems for research and development, sales and marketing, product support, and administrative staff. Commitments for constructing new buildings were $380 million on March 31, 1997.

Cash will also be used to repurchase common stock to provide shares for employee stock option and purchase plans. Microsoft enhances its repurchase program by selling put warrants. During December 1996, Microsoft issued 12.5 million 2.75% preferred shares. Net proceeds of $980 million were used to repurchase common shares.

During fiscal 1996, Microsoft and National Broadcasting Company (NBC) established two joint ventures: a 24-hour cable news and information channel and an interactive online news service. Microsoft agreed to pay $220 million over a five-year period for its interest in the cable venture and to pay one-half of operational funding of both joint ventures for a multiyear period.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements for the next twelve months. Microsoft's cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale cash needs that may arise, and to fund an increased stock buyback program over historical levels to reduce the dilutive impact of the Company's employee stock option and purchase programs. Despite recent increases in stock repurchases, the buyback program has not kept pace with employee stock option grants or exercises. Beginning in fiscal 1990, Microsoft has repurchased 154 million common shares for $6.2 billion while 350 million shares were issued under the Company's employee stock option and purchase plans. The market value of all outstanding stock options was $23.0 billion as of March 31, 1997.

Microsoft has not paid cash dividends on its common stock. The preferred stock pays $2.196 per annum per share.

NEW ACCOUNTING PRONOUNCEMENT

Beginning in the second quarter of fiscal 1998, Microsoft will be required to report earnings per outstanding common share in addition to diluted earnings per share. Earnings per common share was $0.87 in the third quarter of fiscal 1997, compared to $0.47 in the third quarter of fiscal 1996. See Exhibit 11.

                           Part II. Other Information

ITEM 1.  LEGAL PROCEEDINGS

See notes to financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
     11. Computation of Earnings Per Share is on page 11.
     27. Financial Data Schedule

(B)  REPORTS ON FORM 8-K
     Microsoft filed no reports on Form 8-K during the quarter ended March 31, 1997.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                       Microsoft Corporation


         Date:  May 13, 1997           By:  /s/   Michael W. Brown
                                            --------------------------------
                                            Michael W. Brown,
                                            Vice President, Finance;
                                            Chief Financial Officer


                                            (Principal Financial and Accounting
                                            Officer and Duly Authorized Officer)

                                EXHIBIT INDEX

Exhibits
--------
   11.       Computation of Earnings Per Share
   27.       Financial Data Schedule