Form 10-K
period 1997-06-30
MICROSOFT CORP
filed 1997-09-29
CIK 789019

===============================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                               -----------------

                                   FORM 10-K

              [X]   ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                    For The Fiscal Year Ended June 30, 1997

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the Transition Period From _____ to ____

                             --------------------

                         Commission File Number 0-14278


                             MICROSOFT CORPORATION

        Washington                                          91-1144442
 (State of incorporation)                                   (I.R.S. ID)

              One Microsoft Way, Redmond, Washington   98052-6399


                                (425) 882-8080

       Securities registered pursuant to Section 12(b) of the Act:  None

   Securities registered pursuant to Section 12(g) of the Act:

                                 Common Stock

     2 3/4% Convertible Exchangeable Principal-Protected Preferred Stock.

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes [X]   No [_]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

    The aggregate market value of common stock held by non-affiliates of the registrant as of September 12, 1997 was $106,179,466,860.

    The number of shares outstanding of the registrant's common stock as of September 12, 1997 was 1,212,567,717.

                      DOCUMENTS INCORPORATED BY REFERENCE

      Portions of the 1997 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV.


    Portions of the definitive Proxy Statement dated September 26, 1997 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 14, 1997 are incorporated by reference into Part III.

===============================================================================

                             MICROSOFT CORPORATION


                                   FORM 10-K

                    For The Fiscal Year Ended June 30, 1997

                                     INDEX


Part I

Item 1.         Business.............................................................................    1
Item 2.         Properties...........................................................................   10
Item 3.         Legal Proceedings....................................................................   10
Item 4.         Submission of Matters to a Vote of Security Holders..................................   10

Part II

Item 5.         Market for Registrant's Common Stock and Related Stockholder Matters.................   11
Item 6.         Selected Financial Data..............................................................   11
Item 7.         Management's Discussion and Analysis of Results of Operations and Financial Condition   11
Item 8.         Financial Statements and Supplementary Data..........................................   11
Item 9.         Changes in and Disagreements with Accountants on Accounting and Financial Disclosures   11

Part III

Item 10.        Directors and Executive Officers of the Registrant...................................   12
Item 11.        Executive Compensation...............................................................   13
Item 12.        Security Ownership of Certain Beneficial Owners and Management.......................   13
Item 13.        Certain Relationships and Related Transactions.......................................   13

Part IV

Item 14.        Exhibits, Financial Statement Schedules and Reports on Form 8-K......................   14
Signatures      .....................................................................................   15

                                    PART I

Item 1.   Business

GENERAL
--------------------------------------------------------------------------------

Microsoft Corporation (the "Company" or "Microsoft") was founded as a partnership in 1975 and incorporated in 1981. Microsoft develops, manufactures, licenses, sells, and supports a wide range of software products, including scalable operating systems for information appliances, personal computers (PCs) and servers; server applications for client/server environments; business and consumer productivity applications; software development tools; and Internet and intranet software and technologies. The Company has recently expanded its interactive content efforts, including entertainment and information software programs, MSN(TM), The Microsoft(R) Network online service, Internet-based services, and alliances with companies involved with other forms of digital interactivity. Microsoft also sells personal computer input devices and books, and researches and develops advanced technologies for future software products.

Microsoft's business strategy emphasizes the development of a broad line of software products for business and personal use, marketed through multiple channels of distribution. The Company is divided into three main groups: the Product Group, the Sales and Support Group, and the Operations Group.

The Platforms Product Group is comprised of five primary divisions, each responsible for a particular area of platform software development and marketing. The Personal Systems Division develops PC operating systems. The Business Systems Division develops server operating systems and server applications. The Internet Client and Collaboration Division develops Web browser technologies and e-mail, editing, and collaboration products. The Developer Tools Division creates software development tools. The Consumer Platforms Division develops system software for non-PC devices, multimedia devices, and digital authoring environments.

The Applications and Content Product Group creates and markets productivity programs, interactive entertainment and information products, desktop finance products, and PC input devices. The Desktop Applications Division creates business productivity applications and products designed for the home, school, and the small business market. Interactive Media offerings include children's titles, games, reference sources, online informational services, and MSN. The Desktop Finance Division develops personal finance products. The Input Device Division creates PC peripherals.

Microsoft has a research lab dedicated to creating new technology in support of the Company's vision for the evolution of personal computing.

The Sales and Support Group is responsible for building long-term business relationships with customers. This group is organized to serve various customer types, including original equipment manufacturers (OEMs), end-users, organizations, enterprises, application developers, and Internet content providers (ICPs) and infrastructure owners. Large enterprises are offered tailored license programs, enterprisewide support, consulting services, and other specialized services. The group manages the channels that serve customers by working with OEMs, distributors, and resellers. In addition to the OEM channel, Microsoft has three major geographic sales organizations: U.S. and Canada, Europe, and Other International. The group supports the Company's products with technical support for end-users, developers, and organizations.

The Operations Group is responsible for managing business operations and overall business planning. This includes the process of manufacturing and delivering finished goods and licenses; corporate functions such as finance, administration, human resources, and legal; and the publishing efforts of Microsoft Press.

PRODUCTS
PERSONAL SYSTEMS
--------------------------------------------------------------------------------

The Personal Systems Division has overall responsibility for the Microsoft Windows(R) PC operating systems. Operating system software performs a variety of functions, such as allocating computer memory, scheduling applications software execution, managing information and communication flow among the various PC components, and enabling end-users to access files and information.

WINDOWS 95. Microsoft's primary personal operating system, the successor to MS-DOS(R) and Windows 3.1, was released commercially in August 1995; periodic service releases, system updates, and new device drivers have been made available to PC OEMs and to end-users via the Internet on the Company's web site, http://www.microsoft.com. Windows 95 is a fully integrated, multitasking 32-bit operating system, designed to be compatible with Intel microprocessor-based PCs, most hardware devices, and Windows 3.1 and MS-DOS applications.

WINDOWS NT WORKSTATION. Also a fully integrated, multitasking 32-bit operating system, Windows NT(R) Workstation provides greater security, robustness and portability. Windows NT Workstation is a multithreaded operating system for mission critical computing which provides the same features and applications programming interfaces (APIs) for Intel and Alpha AXP microprocessors.

MS-DOS. MS-DOS is a single-user, single-tasking operating system designed for Intel microprocessor-based PCs. MS-DOS was introduced in 1981 and was preinstalled by OEMs on most PCs shipped prior to the release of Windows 95.

WINDOWS 3.1. Microsoft Windows 3.1 provides a graphical user interface and other enhancements for MS-DOS-based PCs. Windows 3.1 supports 16-bit Windows-based applications, and offers ease of use, aesthetic appeal, and straightforward integration into corporate computing environments. Windows for Workgroups 3.11 integrates network and workgroup functionality directly into the Windows operating system.

BUSINESS SYSTEMS
--------------------------------------------------------------------------------

The Business Systems Division develops and markets Windows NT Server and related Microsoft BackOffice(R) and Internet server-based applications. Server operating systems are enterprise-wide platforms for building and deploying distributed applications for networked PCs.

WINDOWS NT SERVER. Windows NT Server is a powerful operating system foundation for both server applications and file and print sharing, with extensive network management features, administration tools, security, and high availability. Windows NT Server provides a platform for business critical applications and databases, connectivity, system management, and e-mail servers. The operating system integrates Web services such as Microsoft Internet Information Server, a server used to manage intranet and Internet functionality and Microsoft FrontPage(R) Web site creation and management tool.

MICROSOFT BACKOFFICE. Based on Windows NT Server, the Microsoft BackOffice family of server applications is an integrated series of software products that include services for file and print, applications, database, messaging, groupware, desktop management, Internet access, transaction processing, and host connectivity. BackOffice enables organizations to share information, collaborate, and manage and deploy business-critical applications. Microsoft Exchange Server provides e-mail, group scheduling, and integrated groupware capabilities; Microsoft SQL Server(TM) manages and stores data; Microsoft Proxy Server creates a single, secure gateway to the Internet; Microsoft SNA Server provides connectivity to host data and applications; and Microsoft Systems Management Server centrally manages this distributed environment.

INTERNET SERVER TOOLS. The Company also offers Internet servers based on Windows NT Server. In addition to the Web services technologies included in Windows NT Server, the Company also offers Microsoft Site Server, which allows a comprehensive management of sophisticated web sites and their content. Microsoft Transaction Server is a component-based transaction processing system for developing, deploying, and managing scalable enterprise, Internet, and intranet server applications.

INTERNET CLIENT AND COLLABORATION
--------------------------------------------------------------------------------

The Internet Client and Collaboration Division develops Internet browser technology and e-mail and group collaboration products.

INTERNET SOFTWARE. The division has overall development and marketing responsibility for Microsoft Internet Explorer, the Company's Internet browser. It also provides products for developing, running, and managing Internet and intranet applications and content, including ActiveX(TM) controls. Formerly known as object linking and embedding (OLE) controls, ActiveX controls are components (or objects) that can be inserted into a Web page or another application which allow packaged functionality programmed elsewhere to be reused and enables real-time, interactive content.

DEVELOPER TOOLS
--------------------------------------------------------------------------------

The Developer Tools Division provides software development tools and technical information to Windows and Internet applications developers. These products and services empower independent software developers, corporate developers, solutions developers, and Webmasters to create a broad spectrum of applications, primarily for Windows 95 and Windows NT, but also for the platform-independent Internet and intranets.

SOFTWARE DEVELOPMENT TOOLS AND COMPUTER LANGUAGES. Software development tools and computer languages allow software developers to write programs in a particular computer language and translate programs into a binary machine-readable set of commands that activate and instruct PC hardware. The Company develops and markets a number of software development environments, and language compilers. Microsoft Visual C++(R) is the Company's development system for Windows application development. The Microsoft Visual Basic(R) programming system provides easy access to a wide variety of data sources by integrating the Microsoft Access database engine and the ability to take advantage of investments in commercial applications through ActiveX controls. Microsoft Visual J++(TM), a development environment for Java applications and Internet applets, contains a high productivity Integrated Development Environment and a collection of integrated components to create, test, tune, and deploy Java code on multiple platforms using ActiveX controls.

DEVELOPER INFORMATION. The Company provides third party software developers with a wide range of technical and support information that assists them in developing software products intended to run on Windows operating systems, taking advantage of key technologies such as ActiveX controls and Windows 32-bit APIs. Developers can subscribe to the Microsoft Developer Network (MSDN) information service and receive periodic updates via CD-ROMs, magazines, and several on-line information services.

CONSUMER PLATFORMS
--------------------------------------------------------------------------------

The Consumer Platforms Division is developing software for non-PC devices, the Broadcast PC, multimedia devices, and network multimedia.

NON-PC DEVICES. The division develops Windows CE, a scaleable Windows platform for a broad range of communications, entertainment, and mobile computing devices. The Windows CE operating system enables information appliances to communicate with each other, share information with Windows PCs, and connect to the Internet. Handheld PCs based on Windows CE are manufactured and sold by various hardware OEMs and are designed to be companions to Windows-based PCs.

MULTIMEDIA DEVICES. In August 1997 Microsoft acquired WebTV Networks, Inc., an online service that enables consumers to experience the Internet through their televisions via set-top terminals based on WebTV technologies. Future versions of the set-top terminals will use the Windows CE operating system.

The Consumer Platforms Division is also responsible for Softimage, which develops, markets, and supports a family of interactive software products enabling digital media producers to create and edit two- and three-dimensional content for digital media productions. Softimage supplies 3D visualization software for broadcast, film production, and other high-end animation applications. In addition, Softimage has a product line of 2D visualization software for use on high-end applications, including postproduction editing and the integration of visual images, text, sound, and special effects technology. These products are designed for the Windows NT and IRIX operating systems.

SOFTIMAGE 3D. Softimage(R) 3D provides three-dimensional animation software for film and video professionals, animators, and artists who create and produce high-end three-dimensional imagery for traditional and new media.

SOFTIMAGE DS. Softimage DS is a digital authoring environment blending 2D and 3D graphics, digital video, and digital audio. The digital studio environment accommodates many types of projects for digital multimedia such as high-end advertising, entertainment, games, and integrated interactive multimedia.

DESKTOP APPLICATIONS
--------------------------------------------------------------------------------

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

MICROSOFT OFFICE. Microsoft Office is a suite of software programs featuring seamless integration of the most commonly used desktop applications. Microsoft Office is based upon a document-centric concept, with common commands and extensive use of cross-application capabilities. Microsoft Office is available in several versions, with certain combinations of products available for the various operating system platforms. The most recent version for Windows, Microsoft Office 97, has enhanced Internet features such as integration with Microsoft Internet Explorer, a Web toolbar, the ability to save as an HTML format, connectivity to other Office documents or web sites via hyperlinks, and support for ActiveX controls. Products offered in the various versions include Microsoft Word, Microsoft Excel, the Microsoft PowerPoint(R) presentation graphics program, Microsoft Outlook(TM), the Microsoft Access database, Microsoft Bookshelf(R), and others. The Microsoft Home Essentials(TM) suite is marketed primarily toward users in the home.

MICROSOFT WORD. The Company's principal word processing program is Microsoft Word. Versions of Microsoft Word provide graphical word processing features, plus the ability to handle graphics, tables, spreadsheet data, charts, and images imported from other software programs.

MICROSOFT EXCEL. The Company's spreadsheet program is Microsoft Excel. It is an integrated spreadsheet with pivot table, database, and business graphics capabilities. Microsoft Excel allows full linking and embedding of objects that permits users to view and edit graphics or charts from other programs in the worksheet in which the object is stored. Microsoft Excel graphics capabilities can be linked to its spreadsheets to allow simultaneous changes to charts as changes are made to the spreadsheets.

MICROSOFT POWERPOINT. Microsoft PowerPoint is a presentation graphics program for producing transparencies, slides, overheads, and prints.

MICROSOFT ACCESS. Microsoft Access is a relational database management application that provides access to structured business data. Database products control the maintenance and utilization of structured data organized into a set of records or files.

MICROSOFT OUTLOOK. The division also develops the Microsoft Outlook desktop information management program, which manages e-mail, calendars, contacts, tasks, and files on the PC. Outlook helps users communicate through e-mail and share information by means of public folders, forms, and Internet connectivity.

MICROSOFT PROJECT. Microsoft Project is a critical path project scheduling and resource allocation program. The product can perform as a budgeting, monitoring, and cost estimating tool for large business projects and as a critical path and schedule planning tool.

OTHER PRODUCTIVITY PRODUCTS. The Company also offers other productivity products, including Microsoft Works, Microsoft Publisher, and Microsoft FrontPage. Microsoft Works is an integrated software program that contains basic word processing, spreadsheet, and database capabilities that allows the easy exchange of information from one tool to another. Microsoft Publisher is an easy-to-use, entry-level desktop publishing program. Microsoft FrontPage is a Web site creation and management tool for Web sites on the Internet or intranets.

INTERACTIVE MEDIA
--------------------------------------------------------------------------------

The Interactive Media Division develops and markets interactive entertainment and information products across a variety of media, including the Internet, The Microsoft Network, and CD-ROM.

LEARNING AND ENTERTAINMENT. Reference titles include Microsoft Encarta(R) and Microsoft Bookshelf. The Encarta multimedia encyclopedia database blends text in articles with a wealth of innovative, interactive information presented through animations, videos, maps, charts, sounds, and pictures. Bookshelf is a multimedia reference library that integrates seven well-respected and authoritative works, including a dictionary, world atlas, world almanac, thesaurus, concise encyclopedia, and two books of quotations.

Personal interest titles include Microsoft Cinemania(R), an interactive guide to the movies with entries for 19,000 films, Microsoft Dinosaurs, musical titles, and many others.

Titles for children include Microsoft Creative Writer, a full-featured creative writing and publishing program. The Company also has a series of products based on the popular children's book and television series, Scholastic's The Magic School Bus.

The Company offers a line of entertainment products. Microsoft Flight Simulator is a popular aircraft flight simulation product available for Windows, MS-DOS, and Macintosh operating systems. Games include Monster

Truck Madness(TM), Microsoft Golf, and other sports and action titles. Most games are available for the Windows 95 environment.

INTERACTIVE SERVICE MEDIA. The Company is developing an online decision support infrastructure for end-users in such fields as automobiles, retail, entertainment, and travel. Microsoft CarPoint(TM) provides current and objective information for new car purchases, including test drive reviews, dealer invoices, and surround videos. Additionally, CarPoint features a new car buying service. Comprised of a national network of dealers, this service refers customers to nearby dealers. Microsoft Sidewalk(TM) is a personalized city guide to local entertainment. The Sidewalk editorial team provides previews, reviews and even customized suggestions about entertainment events in Seattle, New York, Boston, and the Minneapolis, with city guides scheduled to launch in San Francisco, Houston, Washington, D.C., San Diego, Denver, and Sydney, Australia. Microsoft Expedia(TM) is a free travel service on the World Wide Web and MSN which enables users to find low fares, book flights, make hotel reservations, and rent cars. Expedia also offers a comprehensive source of information for more than 330 destinations including photos, historical information, and local details. Expedia Streets 98 and Expedia Trip Planner 98 are comprehensive route-planning programs with detailed maps and road information for routes in North America.

THE MICROSOFT NETWORK. MSN is Web-based interactive online service. MSN provides easy and inexpensive access for users to a wide range of graphically rich online content. The online service provides access to the Internet, electronic mail, bulletin boards, and a myriad of additional services offered by Microsoft and by independent content providers (ICPs).

JOINT VENTURES. The Company has entered into joint venture arrangements to take advantage of creative talent and content from other organizations. Microsoft owns 50 percent of DreamWorks Interactive L.L.C., a software company that develops interactive and multimedia products. DreamWorks SKG owns the remaining 50 percent. Microsoft owns 50 percent of MSNBC Cable L.L.C., a 24-hour cable news and information channel; and 50 percent of MSNBC Interactive News L.L.C., an interactive online news service. National Broadcasting Company (NBC) owns the remaining 50 percent of these two joint ventures.

DESKTOP FINANCE
--------------------------------------------------------------------------------

Microsoft Money is a financial organization product that allows users to computerize their household finances. Microsoft Money is available for systems running Windows 95 and provides online home-banking services with numerous different banks in the U.S.

Microsoft Investor is an online investing site that provides a comprehensive offering of information and services designed to help personal investors make investment decisions, track their securities and understand the market. A blend of free and subscription-based services, Investor provides portfolio tracking and analysis, company and mutual fund research, an investment finder, daily editorial and market summaries, e-mail notifications and alerts, and access to online trading through leading financial services firms.

PC INPUT DEVICES
--------------------------------------------------------------------------------

The Company's major input device is the Microsoft Mouse, a hand-held pointing device that facilitates use of a PC. It can be used with MS-DOS and Windows operating systems and works with most applications products from Microsoft and other companies. Microsoft also offers a mouse designed for the home and a mouse for young children. The Company also markets the Microsoft Natural(R) Keyboard, an ergonomically designed keyboard. Additionally, Microsoft sells joysticks and gamepads for use with PC games.

MICROSOFT PRESS
--------------------------------------------------------------------------------

Microsoft Press publishes books about software products from Microsoft and other software developers and about current developments in the industry. Books published by Microsoft Press typically are written and copyrighted by independent authors who submit their manuscripts to the Company for publication and who receive royalties based on revenue generated by the book.

Microsoft Press contracts with an independent commercial printer for the manufacturing of its books. Publisher's Resources, Inc. acts as the Company's main fulfillment house in the United States, maintaining the majority of the inventory of Microsoft Press(R) books. Books are marketed by independent sales representatives and by Microsoft

Press sales personnel. Internationally, Microsoft Press has numerous international agreements with publishers for the worldwide distribution of its books. Microsoft Press has granted a publisher in England the right to distribute English language versions of its books in all countries except the United States, Canada, Central and South America, and certain Asian countries. In most cases, Microsoft Press provides each publisher with a book's manuscript, and the publisher arranges for its translation and the printing, marketing, and distribution of the translated version.

PRODUCT DEVELOPMENT
--------------------------------------------------------------------------------

The PC software industry is characterized by extremely rapid technological change, which requires constant attention to software technology trends and shifting consumer demand, and rapid product innovation. The pace of change has recently become even greater due to the surge of interest in the Internet, other forms of online services, PC server-based networking, and new programming languages, such as Java.

Most of the Company's software products are developed internally. The Company also purchases technology, licenses intellectual property rights, and oversees third-party development and localization of certain products. Internal development enables Microsoft to maintain closer technical control over the products and gives the Company the freedom to designate which modifications and enhancements are most important and when they should be implemented. The Company has created a substantial body of proprietary development tools and has evolved development methodologies for creating and enhancing its products. These tools and methodologies are also designed to simplify a product's portability among different operating systems, microprocessors, or computers. Product documentation is generally created internally.

The Company believes that a crucial factor in the success of a new product is getting it to market quickly to respond to new user needs or advances in PCs, servers, peripherals, and the Internet, without compromising product quality. The Company strives to become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design.

During fiscal years 1995, 1996, and 1997, the Company spent $860 million, $1.43 billion, and $1.93 billion, respectively, on product research and development activities. Those amounts represented 14.5%, 16.5%, and 16.9%, respectively, of revenue in each of those years excluding funding of joint venture activity. The Company is committed to continue high expenditures for research and product development.

LOCALIZATION
-------------------------------------------------------------------------------

In order to best serve the needs of users in foreign countries, Microsoft "localizes" many of its products to reflect local languages and conventions. In French versions, for example, all user messages and documentation are in French and all monetary references are in French francs. Various Microsoft products have been localized into more than 30 languages.

MANUFACTURING
--------------------------------------------------------------------------------

Microsoft contracts most of its manufacturing activity to third parties. Outside manufacturers produce various retail software packaged products, documentation, and hardware such as mouse pointing devices, keyboards, and joysticks. There are other custom manufacturers in the event that outsourced manufacturing becomes unavailable from current sources.

In recent years the Company's sales mix has shifted to OEM and corporate and organizational licenses from packaged products. Online distribution of software may increase in the future. During July 1996, Microsoft sold its domestic manufacturing and distribution operation.

The Company's remaining manufacturing facilities are located in Puerto Rico and Ireland. The Irish manufacturing facility replicates disks, assembles other purchased parts, and packages final product. The Puerto Rico facility manufactures CD-ROMs, assembles other purchased parts, and packages final product. Quality control tests are performed on purchased parts, finished disks and CD-ROMs, and other products. The chief materials and components used in Microsoft products include disks or CD-ROMs, books, and multicolor printed materials. The Company is often able to acquire component parts and materials on a volume discount basis. The Company has multiple sources for raw materials, supplies, and components.

MARKETING AND DISTRIBUTION
--------------------------------------------------------------------------------

Microsoft aligns its sales and marketing staff with several customer types, including OEMs, end-users, organizations, enterprises, applications developers, and Internet content providers (ICPs) and infrastructure owners. The Company's sales and marketing group seeks to build long-term relationships with customers of Microsoft products. In addition to the OEM channel, Microsoft has three major geographic sales and marketing organizations: the U.S. and Canada, Europe, and elsewhere in the world (Other International).

The OEM customer unit includes the sales force which works with original equipment manufacturers that preinstall Microsoft software on their PCs.

The end-user customer unit has responsibility for activities that target end-users that make individual buying decisions for the PCs they use at work or home. Most sales and marketing activities aimed at end-user customers are performed by this unit, including developing and administering reseller relationships; reseller sales terms and conditions; channel marketing and promotions; end-user marketing programs; support policies; and seminars, events, and sales training for resellers. The key products marketed by the end-user customer unit are the Company's desktop operating systems, desktop applications, and interactive media products.

The organization customer unit has responsibility for activities that target groups of users in small and medium organizations. The unit works with channel partners such as distributors, aggregators, value-added resellers, and Solution Providers to provide complete business solutions to this customer segment. The unit's sales and marketing activities include providing technical training to Solution Providers (described below) and channel resellers; developing support policies; and supporting and providing seminars, events, and sales training for channel partners.

The enterprise customer unit has responsibility for sales and marketing activities that target large organizations. The unit works directly with these organizations, and through large account resellers, to create and support enterprisewide, mission critical solutions for business computing needs.

The applications developer customer unit targets corporate developers and independent software vendors (ISVs) who build business applications with a development platform based on Microsoft Windows and BackOffice architecture. The unit's sales and marketing activities include providing industry specific technical training, seminars, and events for ISVs.

The Internet customer unit is responsible for introducing the Company's products and technologies to the public infrastructure owners and ICPs. Infrastructure owners include network operators (telephone companies, cable companies, Internet service providers, etc.) who build, own, and operate the public networks and ICPs who provide content for the Web.

FINISHED GOODS CHANNELS
--------------------------------------------------------------------------------

DISTRIBUTORS AND RESELLERS. The Company markets its products in the finished goods channels primarily through independent non-exclusive distributors and resellers. Distributors include CHS Electronics, Computer 2000, Ingram Micro, Softbank, Tech Data, and Merisel. Resellers include Software Spectrum and Stream International. Microsoft has a network of field sales representatives and field support personnel who solicit orders from distributors and resellers and provide product training and sales support.

LARGE ACCOUNTS. The Microsoft Select program offers flexible software acquisition, licensing, and maintenance options specially customized to meet the needs of large multinational organizations. Targeted audiences include technology specialists and influential end-users in large enterprises. Marketing efforts and fulfillment are generally coordinated with the Microsoft network of large account resellers.

SOLUTION PROVIDERS. Microsoft's Solution Providers program is a comprehensive support relationship with independent organizations that provide network and system integration, custom development, training, and technical support for business computing solutions. The program supports value-added resellers (VARs), system integrators, consultants, custom application developers, solution developers, Internet service and hosting organizations, independent content providers, and sitebuilders (companies that build Web sites for other companies), as well as technical support and training organizations. Under this business partnership strategy, the Company provides sales and product information, development services, early access to Microsoft products, and customer support tools including priority telephone support, education, and business development support. To ensure high-quality technical services for the Company's products, Microsoft Solution Providers are required to have Microsoft-certified professionals on staff.

CONSULTING SERVICES. The Company's Consulting Services Division assists customers in using the Company's computer operating systems, applications, and communications products. The group works with Solution Providers and helps create enterprisewide computing solutions for large corporate accounts.

INTERNATIONAL SALES SITES. The Company has established marketing and/or support subsidiaries in more than 60 countries. Product is generally delivered by the Company's owned or outsourced manufacturing operations.

The Company's international operations, both OEM and finished goods, are subject to certain risks common to foreign operations in general, such as governmental regulations, import restrictions, and foreign exchange rate fluctuations. Microsoft hedges a portion of its foreign exchange risk.

OEM CHANNEL
--------------------------------------------------------------------------------

Microsoft operating systems are licensed primarily to OEMs under agreements that grant the OEMs the right to distribute copies of the Company's products with their computers. The Company also markets certain desktop applications and interactive media programs to OEMs under similar arrangements. In addition, the Company markets the Microsoft Mouse and Natural Keyboard to OEMs for distribution to buyers of their computers. In almost all cases, the products are distributed under Microsoft trademarks. The Company has OEM agreements covering one or more of its products with virtually all of the major PC OEMs, including AST Research, Acer, Compaq, Digital Equipment Corporation, Dell, Fujitsu, Gateway 2000, Hewlett-Packard, IBM, NEC, Packard Bell, Siemens, Toshiba, and Vobis.

ADVERTISING
--------------------------------------------------------------------------------

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

CUSTOMERS
--------------------------------------------------------------------------------

The Company's customers include end-users, organizations, enterprises, ISPs, application developers, and OEMs. Most end-users of Microsoft products are individuals in businesses, government agencies, educational institutions, and at home. These end-users obtain Microsoft products primarily through distributors, resellers, and OEMs, which include certain Microsoft products with their hardware. Notes to Financial Statements (see Item 8) describe customers that represent more than 10% of the Company's revenue. The Company's practice is to ship its products promptly upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

PRODUCT SUPPORT
--------------------------------------------------------------------------------

The Company provides product support coverage options to meet the needs of users of Microsoft products. Support personnel are located in various sites in the U.S. and around the world. Certain support is also supplied by qualified third-party support organizations. The Company hires individuals with product expertise and provides them with productivity tools, continuous product education and training, and consistent processes to deliver quality support for Microsoft products. Coverage options range from standard no-charge toll telephone support to fee-based offerings providing unlimited 800 number telephone and electronic technical support for all Microsoft products 24 hours per day, 7 days per week.

Users have access to troubleshooting "wizards" and Microsoft's KnowledgeBase, a library of thousands of technical articles that is updated regularly with useful information regarding Microsoft products. Microsoft provides access to KnowledgeBase via MSN, America Online, CompuServe, Prodigy, and the Internet. Additionally, several support offerings include Microsoft TechNet and Microsoft Developer Network information subscription services.

As a supplement or alternative to direct support, the Company enhances the third-party support channel by providing Microsoft Solution Providers with education, training, tools, and support. Microsoft Solution Providers include Authorized Training Centers, which offer advanced product education and certification on Microsoft products; and Authorized Support Centers, which provide a wide spectrum of multinational support, multivendor support, and integration services.

COMPETITION
--------------------------------------------------------------------------------

The PC software business is intensely competitive and subject to extremely rapid technological change. Microsoft faces formidable competition in all areas of its business activity, including competition from many companies much larger than Microsoft. The rapid pace of technological change constantly creates new opportunities for existing competitors and start-ups and can quickly render existing technologies less valuable. The Company also faces constant competition from software pirates who unlawfully copy and distribute Microsoft's copyrighted software products.

OPERATING SYSTEMS. Microsoft's operating system products face substantial competition from a wide variety of companies. Major competitors such as IBM, Apple Computer, Digital Equipment Corporation, Hewlett-Packard, Sun Microsystems, and others are vertically integrated in both software development and hardware manufacturing and have developed operating systems that they preinstall on computers of their own manufacture. Many of these operating system software products are also licensed to third-party OEMs for preinstallation on their machines. Microsoft's operating system products compete with UNIX-based operating systems from a wide range of companies including IBM, AT&T, Hewlett-Packard, Sun, The Santa Cruz Operation, and others. Variants of UNIX run on a wide variety of computer platforms and have gained increasing acceptance as desktop operating systems. As PC technology increasingly moves toward connectivity and communications, Microsoft's operating system products will face increased competition from network server operating systems such as Novell's NetWare, Banyan's Vines, the many variants of UNIX, IBM's OS/2, "middleware" products such as IBM's Lotus Notes, and intranet servers from Netscape, IBM, Sun, and others.

BUSINESS SYSTEMS. The Company is a fairly recent entrant into the business of providing enterprisewide computing solutions. Several competitors enjoy a larger share of sales and larger installed bases. Many companies offer operating system software for mainframes and midrange computers, including IBM, Digital Equipment, Hewlett-Packard, and Sun. Since legacy business systems are typically support-intensive, these competitors also offer substantive support services. Software developers that provide competing server applications for PC-based distributed client/server environments include Oracle, IBM, Computer Associates, Sybase, and Informix. There are also several software vendors who offer connectivity servers. As mentioned above, there are numerous companies and organizations that offer Internet and intranet server software which compete against the Company's business systems. Additionally, IBM has a large installed base of Lotus Notes and cc:Mail, both of which compete with the Company's workgroup and mail products.

DESKTOP APPLICATIONS. The Company's competitors include many software application vendors, such as IBM (Lotus), Oracle, Apple (Claris), Corel, and local application developers in Europe and the Far East. IBM and Corel have large installed bases with their spreadsheet and word processor products, respectively, and both have aggressive pricing strategies. Also, IBM and Apple preinstall certain of their software products on various models of their PCs, competing directly with Microsoft desktop application software.

DEVELOPER TOOLS. The Company's developer products compete against offerings from Borland, Macromedia, Oracle, Sun, Sybase, Symantec, and other companies.

NEWS SERVICES. The Company's MSNBC joint ventures face formidable competition from other 24-hour cable and Internet news organizations such as CNN and Fox News Network. MSNBC also competes with traditional news media such as newspapers and broadcast TV and Internet news services.

CONSUMER PLATFORMS. A wide variety of companies develop operating systems for information appliances, including Apple, Motorola, 3Com, Psion Software, and others. The Company's nascent WebTV offerings and other multimedia consumer products face competitors such as Sun, Oracle, NetChannel, and others. An enormous range of companies, including media conglomerates, telephone companies, cable companies, retailers, hardware manufacturers, and software developers, are competing to make interactive services widely available to the home.

INTERNET PLATFORMS AND SERVICES. The advent of the Internet as a computing, communication, and collaboration platform as well as a low cost and efficient distribution vehicle increases competition and creates uncertainty as to future technology directions. The Company faces intense competition in the development and marketing of Internet (and intranet) software from a wide variety of companies and organizations including IBM, Netscape, Novell, Oracle, Sun, and many others. In addition, the very low barriers to entry on the Internet have allowed numerous Web-based service companies to build significant businesses in areas such as electronic mail, electronic commerce,

Web search engines, and information of numerous types. Competitors include Netscape, Lycos, Yahoo, Excite, Infoseek, CitySearch, and many others.

ONLINE SERVICES. Microsoft's online services network, MSN, faces formidable competition from America Online and other online networks, such as CompuServe (the sale of which to America Online is pending), Prodigy, and impending entrants. Additionally, MSN faces competition from online services that are offered to users directly via the World Wide Web.

INTERACTIVE MEDIA. The Company's Interactive Media division faces many smaller but focused and branded competitors, particularly in the areas of entertainment and education. Consolidation in this area of software development has made certain competitors even stronger. Competitors include Intuit, Broderbund, Electronic Arts, The Learning Company (including Softkey, MECC, and Compton's), Voyager, CUC International (including Sierra On Line, Knowledge Adventures, and Davidson Associates), and Dorling Kindersley. Still other competitors own branded content, such as Disney and Lucas Arts.

Additionally, PC-based games are increasingly competing head-to-head against games created for proprietary systems such as Nintendo, Sony PlayStation, and Sega. Input devices face substantial competition from computer manufacturers, since computers are typically sold with a keyboard and mouse, and other manufacturers of these devices.

A number of Microsoft's most significant competitors, including IBM, Sun, Oracle, and Netscape, have jointly embarked upon various technology development and marketing initiatives that are intended to increase customer demand for products from these companies. These initiatives relate in part to efforts to move software from individual PCs to centrally-managed servers. While the likely technological and business success of such "thin client" strategies is currently unknown, widespread adoption of such computing systems would present significant challenges to the Company's historical business model.

The Company's competitive position may be adversely affected by one or more of these factors in the future, particularly in view of the fast pace of technological change in the software industry.


EMPLOYEES
-------------------------------------------------------------------------------

As of June 30, 1997, the Company employed 22,232 people on a full-time basis, 15,835 in the U.S. and 6,397 internationally. Of the total, 8,059 were in product research and development, 11,074 in sales, marketing, and support, 1,115 in manufacturing and distribution, and 1,984 in finance and administration. Microsoft's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

Item 2.  Properties

The Company's corporate offices consist of approximately 3.6 million square feet of office building space located in King County, Washington. There are two sites that total approximately 300 acres of land. The Company is constructing three office buildings comprising approximately 565,000 square feet of space. Occupancy on this site will be phased starting in the winter of 1997 and completed by spring of 1998. Additionally, construction is continuing on another set of office buildings with approximately 423,000 square feet of space. This site will be occupied in the winter of 1999. The Company owns all of its corporate campus.

The Company leases a 45,000 square foot disk duplication facility in Humacao, Puerto Rico. The Puerto Rico facility, which began operation in April 1990, is leased under a 10-year lease, with an option to renew for an additional 10 years. The Company's European manufacturing operation consists of a 161,000 square foot facility situated on 12 acres in Dublin, Ireland. The Ireland site also includes office buildings with 157,000 square feet for international localization. The Ireland facilities are fully owned by the Company. In Les Ulis, France, the Company owns a 199,000 square foot office building on four acres of land.

The Company is constructing an office building complex with 225,000 square feet on 33 acres of land near Redding, England. This is a phased construction project, occupancy is expected to begin in the fall of 1997 and be completed in winter of 1997.

In addition, the Company leases office space in numerous locations in the United States and many other countries.

Item 3.  Legal Proceedings

The information set forth in Notes to Financial Statements-Commitments and Contingencies on page 40 of the 1997 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.4.

Item 4.  Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1997.

                                    PART II

Item 5.  Market for Registrant's Common Stock and Related Stockholder Matters

The information set forth on page 42 of the 1997 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.1.

Item 6.  Selected Financial Data

The information set forth on page 1 of the 1997 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

The information set forth on pages 26-31 of the 1997 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

Item 8.  Financial Statements and Supplementary Data

The following financial statements for the Company and independent auditors' report set forth on pages 24-25, 32-41, 43 and 44 of the 1997 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.4.

 .   Income Statements for the three years ended June 30, 1997
 .   Cash Flows Statements for the three years ended June 30, 1997
 .   Balance Sheets as of June 30, 1996 and 1997
 .   Stockholders' Equity Statements for the three years ended June 30, 1997
 .   Notes to Financial Statements
 .   Independent Auditors' Report


Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

                                    PART III


Item 10.  Directors and Executive Officers of the Registrant

Information with respect to Directors may be found under the caption "Election of Directors and Management Information" on pages 1 and 2 of the Company's Proxy Statement dated September 26, 1997, for the Annual Meeting of Shareholders to be held November 14, 1997 (the "Proxy Statement"). Such information is incorporated herein by reference.

The executive officers of Microsoft as of September 12, 1997 were as follows:

  Name                          Age     Position with the Company

  William H. Gates              41      Chairman of the Board; Chief Executive Officer
  Steven A. Ballmer             41      Executive Vice President, Sales and Support
  Robert J. Herbold             55      Executive Vice President; Chief Operating Officer
  Frank M. (Pete) Higgins       39      Group Vice President, Interactive Media
  Paul A. Maritz                42      Group Vice President, Platforms and Applications
  Nathan P. Myhrvold            38      Group Vice President, Chief Technology Officier
  Jeffrey S. Raikes             39      Group Vice President, Sales and Marketing
  James E. Allchin              45      Senior Vice President, Personal and Business Systems Division
  Joachim Kempin                55      Senior Vice President, OEM Sales
  Michel Lacombe                46      Senior Vice President, Microsoft; President, Microsoft Europe
  Craig J. Mundie               48      Senior Vice President, Consumer Platforms Division
  William H. Neukom             55      Senior Vice President, Law and Corporate Affairs; Secretary
  Brad A. Silverberg            43      Senior Vice President, Applications and Internet Client
  Gregory B. Maffei             37      Vice President, Finance; Chief Financial Officer

Mr. Gates co-founded Microsoft in 1975 and has been its Chairman of the Board and Chief Executive Officer since the original partnership was incorporated in 1981.

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

Mr. Higgins was named Group Vice President, Interactive Media Group in October 1996. He was named Group Vice President, Applications and Content in May 1995 and Senior Vice President, Desktop Applications Division in March 1993. He had been Vice President, Desktop Applications Division since 1992. Mr. Higgins joined Microsoft in 1983.

Mr. Maritz was named Group Vice President, Platforms and Applications in October 1996 and had been Group Vice President, Platforms since May 1995. He had been Senior Vice President, Product and Technology Strategy in November 1994 and had been Senior Vice President, Systems Division since February 1992. He had been Vice President, Advanced Operating Systems since 1989. Mr. Maritz joined Microsoft in 1986.

Mr. Myhrvold was named Group Vice President and Chief Technology Officer in October 1996. He was named Group Vice President, Applications and Content in May 1995 and had been Senior Vice President, Advanced Technology since July 1993. He had been Vice President, Advanced Technology and Business Development since 1989. Mr. Myhrvold joined Microsoft in 1986.

Mr. Raikes was named Group Vice President, Sales and Marketing in July 1996. He was named Senior Vice President, Microsoft North America in January 1992 and had been Vice President, Office Systems since 1990. Mr. Raikes joined Microsoft in 1981.

Mr. Allchin was named Senior Vice President, Personal and Business Systems Group in February 1996. He was named Senior Vice President, Business Systems Division in November 1994 and had been Vice President, Business Systems Division, since July 1991. Mr. Allchin joined Microsoft in 1991.

Mr. Kempin was named Senior Vice President, OEM Sales in August 1993. He had been Vice President, OEM Sales since 1987. Mr. Kempin joined Microsoft in 1983.

Mr. Lacombe was named President, Microsoft Europe in July 1997 and Senior Vice President, Microsoft in December 1996. He had been Vice President, Europe since September 1995 and Vice President, End User Customer Unit, Europe since April 1994. Mr. Lacombe had been Regional Director of Southern Europe from May 1991. Mr. Lacombe joined Microsoft in 1983.

Mr. Mundie was named Senior Vice President, Consumer Platforms in February 1996. He was named Senior Vice President, Consumer Systems Division in May 1995 and had been Vice President, Advanced Consumer Technology since July 1993. He joined Microsoft as General Manager, Advanced Consumer Technology Group in December 1992.

Mr. Neukom was named Senior Vice President, Law and Corporate Affairs in February 1994. He joined Microsoft in 1985 as Vice President, Law and Corporate Affairs.

Mr. Silverberg was named Senior Vice President, Applications and Internet Client Group in December 1996. He had been Senior Vice President, Internet Platform and Tools Division since February 1996. He was named Senior Vice President, Personal Systems Division in November 1994 after joining Microsoft in August 1990 as Vice President, Personal Operating Systems Division.

Mr. Maffei was named Vice President, Finance and Chief Financial Officer in July 1997. He was named Vice President, Corporate Development in July 1996 and Treasurer in April 1994. He joined Microsoft in April 1993 as Director, Business Development & Investments. Previously, Mr. Maffei was Executive Vice President and Chief Financial Officer of Pay 'N Pac Stores, Inc. from 1991 to 1992.

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

Item 13.  Certain Relationships and Related Transactions

The information set forth in Notes to Financial Statements--Acquisitions on page 40 of the 1997 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.4.

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

(b)  Reports on Form 8-K

     No reports on Form 8-K were filed during the last quarter of fiscal 1997.

(c)  Exhibit Listing


       Exhibit
       Number  Description
       ------  -----------
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

       10.5    Microsoft Corporation 1997 Employee Stock Purchase Plan

       10.6    Microsoft Corporation Savings Plus Plan (1)

       10.7    Trust Agreement dated June 1, 1993 between Microsoft
               Corporation and First Interstate Bank of Washington (3)

       10.8    Form of Indemnification Agreement (3)

       11.     Computation of Earnings Per Share

       13.1    Quarterly and Market Information Incorporated by Reference to
               Page 42 of 1997 Annual Report to Shareholders ("1997 Annual
               Report")

       13.2    Selected Financial Data Incorporated by Reference to Page 1 of
               1997 Annual Report

       13.3    Management's Discussion and Analysis of Results of Operations and
               Financial Condition Incorporated by Reference to Pages 26-31 of
               1997 Annual Report

       13.4    Financial Statements Incorporated by Reference to Pages 24-25,
               32-41, 43, and 44 of 1997 Annual Report

       21.     Subsidiaries of Registrant (4)

       23.     Independent Auditors' Consent

       27.     Financial Data Schedule

________________

(1) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1994.
(2)  Incorporated by reference to Registration Statement 33-37623 on Form S-8.
(3) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1993.
(4)  Incorporated by reference to Exhibit 13.4 filed herein.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized, in the City of Redmond, State of Washington, on September 26, 1997.


                           MICROSOFT CORPORATION


                           By /s/ Gregory B. Maffei
                              ---------------------------
                                  Gregory B. Maffei
                           Vice President, Finance; Chief Financial Officer


Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 26, 1997.




            Signature                                    Title
       /s/ William H. Gates
--------------------------------------
         William H. Gates                    Chairman of the Board of Directors
                                               and Chief Executive Officer

       /s/ Paul G. Allen
--------------------------------------
         Paul G. Allen                                  Director



--------------------------------------
         Jill E. Barad                                  Director


       /s/ Richard A. Hackborn
--------------------------------------
         Richard A. Hackborn                            Director


       /s/ David F. Marquardt
--------------------------------------
         David F. Marquardt                             Director


       /s/ Robert D. O'Brien
--------------------------------------
         Robert D. O'Brien                              Director


       /s/ Wm. G. Reed, Jr.
--------------------------------------
         Wm. G. Reed, Jr.                               Director


       /s/ Jon A. Shirley
--------------------------------------
         Jon A. Shirley                                 Director


       /s/ Gregory B. Maffei
--------------------------------------
         Gregory B. Maffei                 Vice President, Finance; Chief Financial Officer
                                            (Principal Financial and Accounting Officer)




                                 EXHIBIT INDEX


       Exhibit
       Number  Description
       ------  -----------
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

       10.5    Microsoft Corporation 1997 Employee Stock Purchase Plan

       10.6    Microsoft Corporation Savings Plus Plan (1)

       10.7    Trust Agreement dated June 1, 1993 between Microsoft
               Corporation and First Interstate Bank of Washington (3)

       10.8    Form of Indemnification Agreement (3)

       11.     Computation of Earnings Per Share

       13.1    Quarterly and Market Information Incorporated by Reference to
               Page 42 of 1997 Annual Report to Shareholders ("1997 Annual
               Report")

       13.2    Selected Financial Data Incorporated by Reference to Page 1 of
               1997 Annual Report

       13.3    Management's Discussion and Analysis of Results of Operations and
               Financial Condition Incorporated by Reference to Pages 26-31 of
               1997 Annual Report

       13.4    Financial Statements Incorporated by Reference to Pages 24-25,
               32-41, 43, and 44 of 1997 Annual Report

       21.     Subsidiaries of Registrant (4)

       23.     Independent Auditors' Consent

       27.     Financial Data Schedule

________________

(1) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1994.
(2)  Incorporated by reference to Registration Statement 33-37623 on Form S-8.
(3) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1993.
(4)  Incorporated by reference to Exhibit 13.4 filed herein.