Form 10-Q
period 1997-09-30
MICROSOFT CORP
filed 1997-10-29
CIK 789019

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

               FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 1997


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

    The number of shares outstanding of the registrant's common stock as of
                     September 30, 1997 was 1,206,691,442.

================================================================================

                             MICROSOFT CORPORATION
                                   FORM 10-Q
                      FOR THE QUARTER ENDED SEPTEMBER 30, 1997
                                     INDEX

                                                                                     Page
                                                                                     ----
PART I.  FINANCIAL INFORMATION

         Item 1. Financial Statements

                   a) Income Statements
                      for the Three Months Ended September 30, 1996 and 1997.......   1

                   b) Balance Sheets
                      as of June 30, 1997 and September 30, 1997...................   2

                   c) Cash Flows Statements
                      for the Three Months Ended September 30, 1996 and 1997.......   3

                   d) Notes to Financial Statements................................   4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...............................   7

PART II.  OTHER INFORMATION

         Item 1. Legal Proceedings.................................................  11

         Item 6. Exhibits and Reports on Form 8-K..................................  11

SIGNATURE..........................................................................  12

                         Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

MICROSOFT CORPORATION

Income Statements
(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                                                   Three Months Ended
                                                                        Sept. 30
                                                                   1996         1997
-----------------------------------------------------------------------------------------
Revenue                                                          $2,295        $3,130
Operating expenses:
  Cost of revenue                                                   250           253
  Research and development                                          432           567
  Acquired in-process technology                                      0           296
  Sales and marketing                                               625           788
  General and administrative                                         86            95
-----------------------------------------------------------------------------------------
    Total operating expenses                                      1,393         1,999
-----------------------------------------------------------------------------------------
Operating income                                                    902         1,131
Interest income                                                      92           142
Other expenses                                                      (49)          (71)
-----------------------------------------------------------------------------------------
Income before income taxes                                          945         1,202
Provision for income taxes                                          331           539
-----------------------------------------------------------------------------------------
Net income                                                          614           663
Preferred stock dividends                                             0             7
-----------------------------------------------------------------------------------------
Net income available for common shareholders                     $  614        $  656
=========================================================================================
Earnings per share (1)                                           $ 0.47        $ 0.50
=========================================================================================
Weighted average shares outstanding (1)                           1,294         1,333
=========================================================================================

(1) Share and per share amounts for the three months ended September 30, 1996 have been restated to reflect a two-for-one stock split in December 1996.

                            See accompanying notes.
-------------------------------------------------------------------------------

MICROSOFT CORPORATION

Balance Sheets
(In millions)

----------------------------------------------------------------------------
                                                     June 30        Sept. 30
                                                       1997          1997(1)
----------------------------------------------------------------------------
ASSETS

Current assets:
 Cash and short-term investments                     $ 8,966        $ 9,634
 Accounts receivable                                     980            788
 Other                                                   427            416
---------------------------------------------------------------------------
  Total current assets                                10,373         10,838
Property, plant and equipment                          1,465          1,484
Equity investments                                     2,346          2,733
Other assets                                             203            311
---------------------------------------------------------------------------
   Total assets                                      $14,387        $15,366
===========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
 Accounts payable                                    $   721        $   761
 Accrued compensation                                    336            193
 Income taxes payable                                    466            554
 Unearned revenue                                      1,418          1,671
 Other                                                   669            723
---------------------------------------------------------------------------
  Total current liabilities                            3,610          3,902
---------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
 Convertible preferred stock -
  shares authorized 100; outstanding 13                  980            980
 Common stock and paid-in-capital -
  shares authorized 4,000; outstanding
  1,204 and 1,207                                      4,509          5,630
 Retained earnings                                     5,288          4,854
---------------------------------------------------------------------------
  Total stockholders' equity                          10,777         11,464
---------------------------------------------------------------------------
   Total liabilities and stockholders' equity        $14,387        $15,366
===========================================================================

(1) Unaudited

                            See accompanying notes.
---------------------------------------------------------------------------



MICROSOFT CORPORATION

Cash Flows Statements
(In millions)(Unaudited)
-----------------------------------------------------------------------------
                                                         Three Months Ended
                                                              Sept. 30
                                                         1996          1997
-----------------------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
 Net income                                              $ 614         $ 663
 Depreciation and amortization                             162           228
 Write-off of acquired in-process technologies               0           296
 Unearned revenue                                          194           533
 Recognition of unearned revenue from prior periods       (103)         (280)
 Other current liabilities                                 136            53
 Accounts receivable                                      (205)          180
 Other current assets                                      (15)            7
----------------------------------------------------------------------------
  Net cash from operations                                 783         1,680
----------------------------------------------------------------------------
CASH FLOWS USED FOR FINANCING
 Common stock issued                                       215           207
 Common stock repurchased                                 (729)         (913)
 Put warrant proceeds                                       32           280
 Preferred stock dividends                                   0            (7)
 Stock option income tax benefits                          106           199
----------------------------------------------------------------------------
  Net cash used for financing                             (376)         (234)
----------------------------------------------------------------------------
CASH FLOWS USED FOR INVESTMENTS
 Additions to property, plant, and equipment               (99)         (117)
 Cash portion of WebTV purchase price                        0          (190)
 Equity investments and other                             (156)         (455)
 Short-term investments                                    259          (429)
----------------------------------------------------------------------------
  Net cash used for investments                              4        (1,191)
----------------------------------------------------------------------------
Net change in cash and equivalents                         411           255
Effect of exchange rates on cash and equivalents             6           (16)
Cash and equivalents, beginning of period                2,601         3,706
----------------------------------------------------------------------------
Cash and equivalents, end of period                      3,018         3,945
Short-term investments, end of period                    4,080         5,689
----------------------------------------------------------------------------
Cash and short-term investments, end of period          $7,098        $9,634

============================================================================
                            See accompanying notes.
----------------------------------------------------------------------------

MICROSOFT CORPORATION

Notes to Financial Statements
(Unaudited)
--------------------------------------------------------------------------------
BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income and cash flows include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and bad debts and the length of product life cycles and buildings' lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 1997 Form 10-K.

STOCK SPLIT

In December 1996, outstanding shares of common stock were split two-for-one. All prior share and per share amounts have been restated to reflect the stock split.

EARNINGS PER SHARE

Earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method and preferred shares using the "if-converted" method. Beginning in the second quarter of fiscal 1998, Microsoft will be required to report earnings per outstanding common share in addition to diluted earnings per share. Earnings per common share computed under the new pronouncement would have been $0.51 and $0.55 in the first quarters of fiscal 1997 and 1998, while reported diluted earnings per share were $0.47 and $0.50.

UNEARNED REVENUE

In fiscal 1996, Microsoft committed to integrating its Internet technologies, such as the Company's Internet browser, Microsoft Internet Explorer, into existing products at no additional cost to its customers. Given this strategy and other support commitments such as telephone support, Internet-based technical support, and unspecified product enhancements, Microsoft recognizes approximately 20% of Windows operating systems revenue over the product life cycles, currently estimated at two years. The unearned portion of revenue from Windows operating systems was $860 million at June 30, 1997 and $930 million at September 30, 1997.

Since Office 97 is also tightly integrated with the rapidly evolving Internet, and subsequent delivery of new Internet technologies, enhancements, and other support is likely to be more than minimal, a ratable revenue recognition policy became effective for Office 97 licenses beginning in 1997. Approximately 20% of Office 97 revenue is recognized ratably over the estimated 18-month product life cycle. Unearned revenue associated with Office 97 totaled $300 million at June 30, 1997 and $430 million at September 30, 1997.

Unearned revenue also includes maintenance and other subscription contracts, including custom corporate license agreements.

STOCKHOLDERS' EQUITY

Microsoft repurchases common stock on the open market. This program provides shares for issuance to employees under the Company's stock option and stock purchase plans. During the first quarter of fiscal 1998, the Company repurchased 2.1 million shares of Microsoft common stock in the open market. In addition, under an agreement with an independent third party, the Company purchased 5.8 million shares of stock through a forward purchase arrangement. Under this arrangement, a portion of the purchase price will be paid in the next five years and determined based upon the price of Microsoft common stock at that time. The timing and method of payment (net-share or cash) is at the discretion of the Company. The difference between the cash paid and the price of Microsoft common stock on the date of the agreement is reflected in stockholders' equity.

To enhance its stock repurchase program, Microsoft sells equity put warrants to independent third parties. These put warrants entitle the purchasers to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On September 30, 1997, 23 million warrants were outstanding with strike prices ranging from $123 to $129 per share. The warrants expire at various dates between the third quarter of fiscal 1998 and the first
--------------------------------------------------------------------------------
quarter of fiscal 2001 and are exercisable only at maturity. These put warrant contracts permit a net-share settlement at the Company's option, and do not result in a put warrant liability on the balance sheet.

During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable principal-protected preferred stock. Dividends are payable quarterly in arrears. Preferred shareholders have preference over common stockholders in dividends and liquidation rights. In December 1999, each preferred share is convertible into common shares or an equivalent amount of cash determined by a formula that provides a floor price of $79.875 and a cap of $102.24 per preferred share. Net proceeds of $980 million from the issuance were used to repurchase common shares.

ACQUISITION OF WEBTV

On August 1, 1997, the Company acquired WebTV Networks, Inc. (WebTV), an online service that enables consumers to experience the Internet through their televisions via set-top terminals. Microsoft paid $190 million in cash and $235 million of common stock for WebTV. The acquired net working capital of WebTV was not material. The accompanying income statement reflects a one-time write-off of in-process technologies under development by WebTV of $296 million.

CONTINGENCIES

On October 7, 1997, Sun Microsystems, Inc. brought suit against Microsoft in the U.S. District Court for the Northern District of California. On October 14, 1997, Sun filed a First Amended Complaint (Complaint). The Complaint alleges nine claims against Microsoft, all related to the parties' relationship under a March 11, 1996 Technology License and Distribution Agreement (Agreement) concerning certain Java programming language technology. The Complaint alleges: statutory and contractual trademark claims related to Microsoft's alleged improper use of the Java Compatibility logo; a false advertising claim related to statements Microsoft allegedly has made about its Java support and products; a claim that Microsoft has breached the Agreement in several respects; a claim that Microsoft allegedly made Sun's source code generally available to the public; a claim for breach of the covenant of good faith and fair dealing; a claim for unfair competition; a claim for intentional interference with contractual relations between Sun and its customers or prospective customers; and a claim that Microsoft induced software developers to breach their license agreements with Sun. The Complaint seeks: a preliminary and permanent injunction against Microsoft distributing certain products with the Java Compatibility logo, and against distributing Internet Explorer 4.0 unless certain alleged obligations are met (no motion for preliminary injunction had been filed as of October 29, 1997); an order compelling Microsoft to perform certain alleged obligations; an accounting; termination of the Agreement; and an award of damages, including compensatory, exemplary and punitive damages, and liquidated damages of $35 million for the alleged source code disclosure.

On October 27, 1997, Microsoft filed its Answer, Affirmative Defenses and Counterclaims (Answer). In its Answer, Microsoft denies Sun's claims, and denies that Sun is entitled to any relief. Microsoft alleges that Sun agreed to limit its remedies for all claims such as those alleged in the Complaint to compensatory damages capped by the total license fees paid (to date, $7 million). Microsoft specifically denies that Sun is entitled to any injunctive relief. Although the Agreement does provide for liquidated damages of $35 million if Microsoft makes Sun's Source Code generally available to the public under certain conditions, Microsoft denies that there is any basis for such a claim. Microsoft asserts other defenses to each of Sun's claims. In addition, Microsoft alleges counterclaims against Sun, including claims that: Sun has breached the Agreement in many respects; Microsoft is entitled to a court order that Microsoft may terminate Sun's license under the Agreement to certain Microsoft technology and otherwise determining the parties' rights and responsibilities; Sun has breached the covenant of good faith and fair dealing; and Sun has violated California's unfair competition statute. Microsoft also alleges that it has put Sun on notice of other breaches of contract and that Microsoft will seek to amend its counterclaim to state additional claims if those breaches are not timely cured. Microsoft seeks a declaratory judgment consistent with its claims and seeks compensatory damages consistent with the limitations in the Agreement.

On October 20, 1997, the Antitrust Division of the U.S. Department of Justice
(DOJ) filed a Petition for An Order To Show Cause in United States District Court for the District of Columbia. The DOJ contends that Microsoft has violated a consent decree that was entered into by the DOJ and Microsoft on July 15, 1994, and approved by the Court on August 18, 1995, to conclude an earlier investigation by the DOJ. In its petition, the DOJ contends that Microsoft has violated the consent decree by including Internet Explorer technology in Windows 95, and by preventing original equipment manufacturers (OEMs) from removing Internet Explorer functionality from versions of Windows 95 the OEMs are licensed to install on computer systems they sell. In addition, the DOJ alleges that
--------------------------------------------------------------------------------
certain non-disclosure agreements between Microsoft and its customers prohibiting the release of confidential information without prior notice to the other party are impairing the DOJ's ability to enforce the consent decree. The DOJ's petition seeks an order from the Court requiring Microsoft to demonstrate that it has not violated the consent decree. If such proceedings are ordered, and if the Court thereafter finds Microsoft to have violated the consent decree, the DOJ petition seeks a further order directing Microsoft to: permit OEMs to license and install Windows 95 independent of Internet Explorer; advise certain end users that they are not required to use Internet Explorer and provide those end users with instructions for removing Internet Explorer from the Windows 95 desktop; modify all existing and future non-disclosure provisions in any agreement; and other relief. Microsoft does not believe it has violated the consent decree and intends to vigorously contest this lawsuit.

On October 27, 1997, the Court held a scheduling conference. The Court ruled that it will enter a scheduling order, pursuant to which Microsoft is to respond to the Petition within ten days after the order is entered, and the DOJ is to reply ten days thereafter. Following those submissions, the Court will hold an additional scheduling conference to set the schedule for any additional proceedings it may deem necessary.

In other ongoing investigations, the DOJ has requested information from Microsoft concerning various issues. Microsoft is also subject to various legal proceedings and claims that arise in the ordinary course of business.

Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.
--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Microsoft develops, manufactures, licenses, sells, and supports a wide range of software products, including scalable operating systems for information appliances, personal computers (PCs), and servers; server applications for client/server environments; business and consumer productivity applications; software development tools; and Internet and intranet software and technologies. The Company has recently expanded its interactive content efforts, including entertainment and information software programs, MSN(TM), the Microsoft Network online service, Internet-based services, and alliances with companies involved with other forms of digital interactivity. Microsoft also sells personal computer input devices and books, and researches and develops advanced technologies for future software products.

REVENUE

Revenue of $3.13 billion in the first quarter of fiscal 1998 increased 36% over the first quarter of fiscal 1997. The strong growth rate reflected the continued adoption of Windows(R) 32-bit operating systems and Microsoft(R) Office 97. Software license volume increases have been the principal factor in the Company's revenue growth. The average selling price per license has decreased, primarily because of general shifts in the sales mix from retail packaged products to licensing programs, from new products to product upgrades, and from stand-alone desktop applications to integrated product suites. Average revenue per license from OEM licenses and corporate and organization license programs, such as Microsoft Select, is lower than average revenue per license from retail versions. Likewise, product upgrades have lower prices than new products. Also, prices of integrated suites, such as Microsoft Office, are less than the sum of the prices for the individual programs included in these suites when such programs are licensed separately. Microsoft recognizes a portion of Windows operating systems revenue over the products' life cycles. This revenue recognition policy was extended to Office 97 licenses in the third quarter of fiscal 1997. (See notes to financial statements.)

PRODUCT GROUPS

Platforms product revenue grew 43% to $1.70 billion in the first quarter, compared to $1.19 billion in the comparable quarter of the prior year. Platforms product group revenue is primarily licenses of PC operating systems, business systems with client/server architectures, and software development tools.

Windows 95 unit volume continued to build, as units licensed through the OEM channel increased strongly. Additionally, revenue from the Microsoft Windows NT(R) Workstation operating system showed healthy growth. The revenue growth rate for Microsoft BackOffice(R) server and server applications products slowed from the rapid rates experienced in prior quarters.

Applications and Content product revenue increased 29% to $1.43 billion in the September quarter. Applications and Content product group revenue include primarily licenses of desktop and consumer productivity applications, interactive media programs, and PC input devices. Integrated suites generate most desktop application revenue. The primary programs in Microsoft Office are Microsoft Word word processor, Microsoft Excel spreadsheet, and Microsoft PowerPoint(R) presentation graphics program. Various versions of Office, which are available for Windows 32-bit, Windows 16-bit, and Macintosh operating systems, also include applications such as Microsoft Access database management program, Microsoft Outlook(TM) desktop manager, Microsoft Schedule+ calendar and scheduling program, and an email client license.

Revenue from the various Microsoft Office integrated suites, including the Standard, Professional, and Small Business Editions, increased strongly, while stand-alone versions of Microsoft Excel, Microsoft Word, and Microsoft PowerPoint continued to decrease.
-------------------------------------------------------------------------------

SALES CHANNELS

Microsoft distributes its products primarily through OEM licenses, corporate and organizational licenses, and retail packaged products. OEM channel revenue represents license fees from original equipment manufacturers. Microsoft has three major geographic sales and marketing organizations: the U.S. and Canada, Europe, and elsewhere in the world (Other International). Sales of corporate and organization licenses and packaged products in these channels are primarily to distributors and resellers. The trend has continued toward a higher percentage of corporate licensing versus packaged products.

Royalties from OEMs reached a record level. Revenue from the OEM channel was $983 million in the first quarter, up 48% over the prior year. The primary source of OEM revenue is the licensing of desktop operating systems. PC shipment growth coupled with an increased penetration of higher value 32-bit PC operating systems drove the OEM revenue increase.

For the first fiscal quarter, finished goods revenue in the U.S. and Canada increased 19% to $968 million from $812 million the prior year. The growth rate in the U.S. and Canada reflected slowing growth of desktop applications and business systems and flat shipments and licensing of retail versions of 32-bit personal operating systems.

First quarter revenue of $641 million in Europe grew 50% from $427 million due to the increased popularity of corporate licensing of Microsoft Office and Windows products and greater demand for BackOffice family server products.

Other International channel revenue in the first quarter was $538 million, an increase of 37% from $393 million the prior year. Key drivers of growth were increased corporate licensing of Microsoft Office, BackOffice packaged product, and expansion in emerging markets.

Microsoft's operating results are affected by foreign exchange rates. Since a portion of local currency denominated revenue is hedged and much of the Company's international manufacturing costs and operating expenses are also incurred in local currencies, the impact of exchange rates is partially mitigated.

OPERATING EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

Cost of revenue as a percent of revenue declined to 8.1% in the first quarter from 10.9% the prior year. The decrease was due to the shifts in mix to CD-ROMs (which carry lower cost of goods than disks), licenses to OEMs and corporations, and higher-margin Windows NT Server and other BackOffice server products.

Research and development expenses increased 31% in the first quarter to $567 million, primarily driven by higher development headcount-related costs, third party development, and charges from purchased R&D.

On August 1, 1997, the Company acquired WebTV Networks, Inc. (WebTV), an online service that enables consumers to experience the Internet through their televisions via set-top terminals. Microsoft paid $425 million in stock and cash for WebTV. The accompanying income statement reflects a one-time write-off of in-process technologies under development by WebTV of $296 million.

Sales and marketing expenses were $788 million in the first quarter of fiscal 1998, which represented 25.2% of revenue, compared to 27.3% in the first quarter of the prior year. The total expense as a percent of revenue decreased due to lower relative marketing costs.

General and administrative costs were $95 million in the first quarter compared to $86 million in the comparable quarter of the prior year.

Interest income increased as a result of a larger investment portfolio generated by cash from operations. Other expenses include primarily the recognition of the Company's share of joint venture activities, including DreamWorks Interactive and the MSNBC entities.

The effective income tax rate increased due to the nondeductibility of the write-off of the WebTV in-process technologies and amortization of other WebTV intangible assets.

NET INCOME

Net income for the first quarter of fiscal 1998 was $663 million. Excluding the one-time write-off of WebTV in-process R&D, net income represented 30.6% of revenue compared with 26.8% in the first quarter of 1997. Earnings per share without the write-off were $0.72, representing a 53% increase compared to the $0.47 earned during the same quarter the prior year.
--------------------------------------------------------------------------------

EMPLOYEE STOCK OPTIONS

As disclosed in the Microsoft Annual Report and elsewhere, the Company encourages broad-based employee ownership of Microsoft stock through a stock option program in which all employees are eligible to participate. At September 30, 1997, 258 million options were outstanding.

The Company follows APB Opinion 25 to account for stock option plans in its published financial statements. Accordingly, no compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Earnings per share calculations reflect exercised options and the effect of outstanding stock options under the "treasury stock" method.

In addition, as required by Statement of Financial Accounting Standard 123, the Company discloses the Black-Scholes value of option grants and the proforma impact of expensing such value over the vesting period of the options in the footnotes to its annual financial statements.

Options are granted upon hire to new employees and annually to current employees. The annual grant occurs during the first quarter and represents the majority of options granted during any given fiscal year.

In an effort to aid understanding of the impact of the Company's stock option plan, proforma "look-through" income statements are provided below as an alternative presentation of accounting for stock options. This proforma income statement is not required under generally accepted accounting principles, but offers an additional method of considering stock options. In this presentation, the expense of option grants, based on the Black-Scholes value of the options (using similar assumptions to those disclosed in the 1997 Annual Report), is reflected in the income statement operating expense line items in the quarter that the options are granted. In addition, it is assumed that the options are "hedged" through the purchase of offsetting call options and therefore excluded from average shares outstanding used to calculate earnings per share.

Alternative Presentation of Accounting for Stock Options
(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                                   Twelve Months Ended    Three Months Ended
                                                     Sept. 30, 1997         Sept. 30, 1997
--------------------------------------------------------------------------------------------
                                                   Reported   Proforma    Reported   Proforma
---------------------------------------------------------------------------------------------
Revenue                                            $12,193    $12,193     $3,130      $ 3,130
Operating expenses:
 Cost of revenue                                     1,088      1,132        253          293
 Research and development                            2,060      2,729        567        1,137
 Acquired in-process technology                        296        296        296          296
 Sales and marketing                                 3,019      3,472        788        1,192
 General and administrative                            371        523         95          210
---------------------------------------------------------------------------------------------
  Total operating expenses                           6,834      8,152      1,999        3,128
---------------------------------------------------------------------------------------------
Operating income                                     5,359      4,041      1,131            2
Interest income                                        493        493        142          142
Other expenses                                        (281)      (281)       (71)         (71)
---------------------------------------------------------------------------------------------
Income before income taxes                           5,571      4,253      1,202           73
Provision for income taxes                           2,068      1,596        539          133
---------------------------------------------------------------------------------------------
Net income                                           3,503      2,657        663          (60)
Preferred stock dividends                               22         22          7            7
---------------------------------------------------------------------------------------------
Net income available for common shareholders       $ 3,481    $ 2,635     $  656     ($    67)
=============================================================================================
Earnings per share                                 $  2.65    $  2.05     $ 0.50     ($  0.05)
=============================================================================================
Weighted average shares outstanding                  1,322      1,298      1,333        1,305
=============================================================================================
Options granted                                         34         34         28           28
=============================================================================================
---------------------------------------------------------------------------------------------

                                       9

FINANCIAL CONDITION

Microsoft's cash and short-term investment portfolio totaled $9.63 billion at September 30, 1997. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

During 1996, Microsoft and National Broadcasting Company (NBC) established two joint ventures: a 24-hour cable news and information channel and an interactive online news service. Microsoft agreed to pay $220 million over a five-year period for its interest in the cable venture and to pay one-half of operational funding of both joint ventures for a multiyear period.

Microsoft has no material long-term debt and has $70 million of standby multicurrency lines of credit to support foreign currency hedging and cash management. Stockholders' equity at September 30, 1997 was $11.46 billion.

Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology and to fund ventures and other strategic opportunities. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $300 million on September 30, 1997.

Cash will also be used to repurchase common stock to provide shares for employee stock option and purchase plans. Despite recent increases in stock repurchases, the buyback program has not kept pace with employee stock option grants or exercises. Beginning in fiscal 1990, Microsoft has repurchased 162 million common shares for $7.1 billion while 371 million shares were issued under the Company's employee stock option and purchase plans. The market value of all outstanding stock options was $34.2 billion as of September 30, 1997. Microsoft enhances its repurchase program by selling put warrants. During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible preferred stock. Net proceeds of $980 million were used to repurchase common shares.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months. Microsoft's cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale cash needs that may arise, and to fund the continuation of its stock buyback program to reduce the dilutive impact of the Company's employee stock option and purchase programs.

Microsoft has not paid cash dividends on its common stock. The preferred stock pays $2.196 per annum per share.
--------------------------------------------------------------------------------

                          Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

See notes to financial statements.

ITEM 6.   EXHIBITS AND REPORTS ON FORM 8-K
          (A) Exhibits

              11.  Computation of Earnings Per Share is on page 13.
              27.  Financial Data Schedule

          (B) Reports on Form 8-K
              Microsoft filed no reports on Form 8-K during the quarter ended September 30, 1997.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.
-----------------------------------------------------------------------------

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Microsoft Corporation


       Date:  October 29, 1997        By:  /s/ Gregory B. Maffei
                                           -----------------------
                                           Gregory B. Maffei,
                                           Vice President, Finance;
                                           Chief Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)
-------------------------------------------------------------------------------