Form 10-Q
period 1997-12-31
MICROSOFT CORP
filed 1998-02-17
CIK 789019

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               _________________

                                   FORM 10-Q

             [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               FOR THE QUARTERLY PERIOD ENDED DECEMBER 31, 1997

             [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO ____
                               _________________

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

The number of shares outstanding of the registrant's common stock as of January 31, 1998 was 1,217,408,864.

================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                    FOR THE QUARTER ENDED DECEMBER 31, 1997

                                     INDEX

PART I.   FINANCIAL INFORMATION

          Item 1.   Financial Statements                                                            Page
                                                                                                    ----
                    a)   Income Statements
                         for the Three and Six Months Ended December 31, 1996 and 1997..........       1

                    b)   Balance Sheets
                         as of June 30, 1997 and December 31, 1997..............................       2

                    c)   Cash Flows Statements
                         for the Six Months Ended December 31, 1996 and 1997....................       3

                    d)   Notes to Financial Statements..........................................       4

          Item 2.   Management's Discussion and Analysis of Financial
                    Condition and Results of Operations.........................................       8

PART II.  OTHER INFORMATION

          Item 1.   Legal Proceedings...........................................................      12

          Item 4.   Submission of Matters to a Vote of Security Holders.........................      12

          Item 6.   Exhibits and Reports on Form 8-K............................................      12

SIGNATURE.......................................................................................      13

                         Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                            Three Months Ended         Six Months Ended
                                                 Dec. 31                   Dec. 31
                                             1996        1997           1996       1997
     ------------------------------------------------------------------------------------
     Revenue                                 $2,680      $3,585        $4,975     $6,715

     Operating expenses:
      Cost of revenue                           296         313           546        566
      Research and development                  485         627           917      1,194
      Acquired in-process technology              0           0             0        296
      Sales and marketing                       737         876         1,362      1,664
      General and administrative                 81         106           167        201
      -----------------------------------------------------------------------------------
       Total operating expenses               1,599       1,922         2,992      3,921
      -----------------------------------------------------------------------------------
      Operating income                        1,081       1,663         1,983      2,794
      Interest income                           105         157           197        299
      Other expenses                            (46)        (50)          (95)      (121)
      -----------------------------------------------------------------------------------
      Income before income taxes              1,140       1,770         2,085      2,972
      Provision for income taxes                399         637           730      1,176
      -----------------------------------------------------------------------------------
      Net income                                741       1,133         1,355      1,796
      Preferred stock dividends                   1           7             1         14
      -----------------------------------------------------------------------------------
      Net income available for common        $  740      $1,126        $1,354     $1,782
       shareholders
      ===================================================================================

      Earnings per share:
       Basic                                 $ 0.62      $ 0.93        $ 1.13     $ 1.47
      ===================================================================================
       Diluted                               $ 0.57      $ 0.85        $ 1.04     $ 1.35
      ===================================================================================

                            See accompanying notes.

-------------------------------------------------------------------------------

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)
--------------------------------------------------------------------------------

                                                    June 30        Dec. 31
                                                     1997          1997(1)
     ----------------------------------------------------------------------
     ASSETS

     Current assets:
      Cash and short-term investments               $ 8,966        $10,105
      Accounts receivable                               980          1,081
      Other                                             427            450
     ----------------------------------------------------------------------
       Total current assets                          10,373         11,636
     Property, plant, and equipment                   1,465          1,478
     Equipment investments                            2,346          3,476
     Other assets                                       203            250
     ----------------------------------------------------------------------
       Total assets                                 $14,387        $16,840
     ======================================================================
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
      Accounts payable                              $   721        $   867
      Accrued compensation                              336            248
      Income taxes payable                              466            631
      Unearned revenue                                1,418          2,038
      Other                                             669            712
     ----------------------------------------------------------------------
       Total current liabilities                      3,610          4,496
     ======================================================================
     Commitments and contingencies
     Stockholders' equity:
      Convertible preferred stock -
       shares authorized 100; outstanding 13            980            980
      Common stock and paid-in capital -
       shares authorized 4,000; outstanding
       1,204 and 1,211                                4,509          6,104
     Retained earnings                                5,288          5,260
     ----------------------------------------------------------------------
       Total stockholders' equity                    10,777         12,344
     ----------------------------------------------------------------------
        Total liabilities and stockholders' equity  $14,387        $16,840
     ======================================================================

(1) Unaudited


                            See accompanying notes.
--------------------------------------------------------------------------------
                                       2

MICROSOFT CORPORATION


CASH FLOWS STATEMENTS
(In million)(unaudited)
--------------------------------------------------------------------------------

                                                                                              Six Months Ended
                                                                                                    Dec, 31
                                                                                             1996           1997
     ---------------------------------------------------------------------------------------------------------------
     CASH FLOWS FROM OPERATIONS

      Net income                                                                            $  1,355       $  1,796
      Depreciation and amortization                                                              306            497
      Write-off of acquired in-process technologies                                                0            296
      Unearned revenue                                                                           648          1,254
      Recognition of unearned revenue from prior periods                                        (195)          (634)
      Other current liabilities                                                                  256            297
      Accounts receivable                                                                       (326)          (129)
      Other current assets                                                                       (43)           (33)
     ---------------------------------------------------------------------------------------------------------------
       Net cash from operations                                                                2,001          3,344
     ---------------------------------------------------------------------------------------------------------------
     CASH FLOWS USED FOR FINANCING

      Common stock issued                                                                        314            328
      Common stock repurchased                                                                (1,101)        (1,596)
      Put warrant proceeds                                                                        77            325
      Preferred stock issued                                                                     980              0
      Preferred stock dividends                                                                    0            (14)
      Stock option income tax benefits                                                           226            407
     ---------------------------------------------------------------------------------------------------------------
       Net cash used for financing                                                               496           (550)
     ---------------------------------------------------------------------------------------------------------------
     CASH FLOWS USED FOR INVESTMENTS

      Additions to property, plant, and equipment                                               (216)          (268)
      Cash portion of WebTV purchase price                                                         0           (190)
      Equity investments and other                                                               (66)        (1,164)
      Short-term investments                                                                  (1,725)        (2,263)
     ---------------------------------------------------------------------------------------------------------------
       Net cash used for investments                                                          (2,007)        (3,885)
     ---------------------------------------------------------------------------------------------------------------
     Net change in cash and equivalents                                                          490         (1,091)
     Effect of exchange rates on cash and equivalents                                              5            (33)
     Cash and equivalents, beginning of period                                                 2,601          3,706
     ---------------------------------------------------------------------------------------------------------------
     Cash and equivalents, end of period                                                       3,096          2,582
     Short-term investments, end of period                                                     6,064          7,523
     ---------------------------------------------------------------------------------------------------------------
     Cash and short-term investments, end of period                                         $  9,160       $ 10,105
     ===============================================================================================================

                            See accompanying notes.

--------------------------------------------------------------------------------

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
________________________________________________________________________________
BASIS OF PRESENTATION

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

STOCK SPLIT

On January 24, 1998, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend, effective February 20, 1998 for shareholders of record February 6, 1998. Share and per share amounts have not been restated for the stock split.

EARNINGS PER SHARE

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method and preferred shares using the "if-converted" method.

                                                             Three Months Ended              Six Months Ended
                                                                  Dec. 31                         Dec. 31
                                                             1996          1997              1996         1997
---------------------------------------------------------------------------------------------------------------
Net income (A)                                            $   741      $  1,133           $ 1,355      $ 1,796
Preferred stock dividends                                      (1)           (7)               (1)         (14)
---------------------------------------------------------------------------------------------------------------
Net income available for common shareholders (B)          $   740      $  1,126           $ 1,354      $ 1,782
===============================================================================================================
Average outstanding:
  Common stock (C)                                          1,196         1,212             1,195        1,209
  Preferred stock                                               1            10                 0           10
  Employee stock options                                      107           112               104          115
---------------------------------------------------------------------------------------------------------------
Common stock and common stock equivalents (D)               1,304         1,334             1,299        1,334
===============================================================================================================

Earnings per share:
  Basic (B/C)                                             $  0.62      $   0.93           $  1.13      $  1.47
===============================================================================================================
 Diluted (A/D)                                            $  0.57      $   0.85           $  1.04      $  1.35
===============================================================================================================

UNEARNED REVENUE

Microsoft believes that Internet technologies are integral to its products and has committed to integrating these technologies, such as its browser, Microsoft Internet Explorer, into existing products at no additional cost to its customers. Given this strategy and other support commitments such as telephone support, Internet-based technical support, and unspecified product enhancements, Microsoft recognizes approximately 20% of Windows operating systems revenue over the product life cycles, currently estimated at two years. The unearned portion of revenue from Windows operating systems was $860 million at June 30, 1997 and $1.04 billion at December 31, 1997.

Since Office 97 is also tightly integrated with the rapidly evolving Internet, and in the view of subsequent delivery of new Internet technologies, enhancements, and other support, a ratable revenue recognition policy became effective for Office 97 licenses beginning in the third quarter of fiscal 1997. Approximately 20% of Office 97

--------------------------------------------------------------------------------
revenue is recognized ratably over the estimated 18-month product life cycle. Unearned revenue associated with Office 97 totaled $300 million at June 30, 1997 and $570 million at December 31, 1997.

Unearned revenue also includes maintenance and other subscription contracts, including custom enterprise license agreements.

STOCKHOLDERS' EQUITY

Microsoft repurchases its common stock on the open market. This program provides shares for issuance to employees under the Company's stock option and stock purchase plans. During the first half of fiscal 1998, the Company repurchased
3.7 million shares of Microsoft common stock in the open market. In addition, under agreements with an independent third party, the Company purchased 10.6 million shares of stock through forward purchase arrangements. Under these two arrangements, a portion of the purchase price will be paid in the next five or six years and determined based upon the price of Microsoft common stock at that time. The timing and method of payment (net-share or cash) is at the discretion of the Company. The difference between the cash paid and the price of Microsoft common stock on the date of the agreement is reflected in stockholders' equity.

To enhance its stock repurchase program, Microsoft sells equity put warrants to independent third parties. These put warrants entitle the purchasers to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On December 31, 1997, 23 million warrants were outstanding with strike prices ranging from $125 to $129 per share. The warrants expire at various dates between the fourth quarter of fiscal 1998 and the second quarter of fiscal 2001 and are exercisable only at maturity. These put warrant contracts permit a net-share settlement at the Company's option, and do not result in a put warrant liability on the balance sheet.

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

On October 27, 1997, Microsoft filed its Answer, Affirmative Defenses, and Counterclaims (Answer). In its Answer, Microsoft denies Sun's claims, and denies that Sun is entitled to any relief. Microsoft alleges that Sun agreed to limit its remedies for all claims such as those alleged in the Complaint to compensatory damages capped

--------------------------------------------------------------------------------
by the total license fees paid (to date, $7 million and $17.5 million over the life of the Agreement). Microsoft specifically denies that Sun is entitled to any injunctive relief. Although the Agreement does provide for liquidated damages of $35 million if Microsoft makes Sun's Source Code generally available to the public under certain conditions, Microsoft denies that there is any basis for such a claim. Microsoft asserts other defenses to each of Sun's claims. In addition, Microsoft alleges counterclaims against Sun, including claims that:
Sun has breached the Agreement in many respects; Microsoft is entitled to a court order that Microsoft may terminate Sun's license under the Agreement to certain Microsoft technology and otherwise determining the parties' rights and responsibilities; Sun has breached the covenant of good faith and fair dealing; and Sun has violated California's unfair competition statute. Microsoft also alleges that it has put Sun on notice of other breaches of contract and that Microsoft will seek to amend its counterclaim to state additional claims if those breaches are not timely cured. Microsoft seeks a declaratory judgment consistent with its claims and seeks compensatory damages consistent with the limitations in the Agreement. On November 17, 1997, Sun filed a motion for preliminary injunction seeking to enjoin Microsoft from using the Java compatibility logo on IE 4.0 during the pendency of the litigation on the basis that IE 4.0 does not pass certain Java compatibility tests. A hearing on this motion has been set for February 27, 1998.

On October 20, 1997, the Antitrust Division of the U.S. Department of Justice
(DOJ) filed a Petition for An Order To Show Cause in United States District Court for the District of Columbia. The DOJ contends that Microsoft has violated a consent decree that was entered into by the DOJ and Microsoft on July 15, 1994, and approved by the Court on August 18, 1995, to conclude an earlier investigation by the DOJ. In its petition, the DOJ contends that Microsoft has violated the consent decree by including Internet Explorer technology in Windows 95, and by preventing original equipment manufacturers (OEMs) from removing Internet Explorer functionality from versions of Windows 95 the OEMs are licensed to install on computer systems they sell. In addition, the DOJ alleges that certain non-disclosure agreements between Microsoft and its customers prohibiting the release of confidential information without prior notice to the other party are impairing the DOJ's ability to enforce the consent decree. The DOJ's petition seeks an order from the Court requiring Microsoft to demonstrate that it has not violated the consent decree. Microsoft does not believe it has violated the consent decree and intends to vigorously contest this lawsuit.

On December 5, 1997, Judge Jackson heard oral argument on the DOJ's contempt petition. On December 11, 1997, the court entered two orders. In the first order, Judge Jackson denied the DOJ's contempt petition, and dismissed the DOJ's request for relief concerning Microsoft's non-disclosure agreements because the DOJ had failed to present evidence that the agreements had interfered with any DOJ investigation. In addition, however, the court ruled that there were disputed issues of fact regarding Microsoft's violation of the consent decree, and concluded that the DOJ was likely to prevail on its claim that a violation had occurred. The court entered a preliminary injunction sua sponte requiring
                                                         ----------
Microsoft not to condition the licensing of Windows 95 or any successor desktop operating system on a computer manufacturer also licensing any Microsoft browser software, including Internet Explorer 3.0 or 4.0. In the second order, the court appointed Harvard Law Professor Lawrence Lessig as a special master, to whom the court delegated the authority to conduct discovery, take evidence, and make proposed findings of fact and conclusions of law on all issues in the case by May 31, 1998.

Microsoft immediately appealed the preliminary injunction to the District of Columbia Circuit Court of Appeals and sought an expedited hearing on the grounds that there are substantial grounds for challenging Judge Jackson's order and that Microsoft will incur irreparable harm if the appeal is not heard quickly. The DOJ opposed expedited treatment. On December 30, 1997, the Court of Appeals entered an order granting Microsoft's motion and set a schedule pursuant to which oral argument will be heard on April 21, 1998.

On December 23, Microsoft filed a motion in the District Court to revoke the reference to a special master on the grounds that improper procedure was used and that the scope of the reference was impermissibly broad. In addition, Microsoft raised concerns about the impartiality of Professor Lessig based upon statements in some of his writings. On January 15, 1998 the District Court denied Microsoft's motion and refused to certify its ruling for appeal. On January 16, 1998 Microsoft filed a petition for mandamus in the District of Columbia Circuit Court of Appeals, seeking a stay of all proceedings by the special master until the Court of Appeals could rule, and seeking an order reversing the reference to the special master. On February 2, 1998 the Court of Appeals ordered that the petition for mandamus would be consolidated with the pending appeal and oral argument heard on April 21, 1998. The Court also stayed all proceedings before the special master until it rules on the petition.

--------------------------------------------------------------------------------

In other ongoing investigations, the DOJ and ten state Attorneys General have requested information from Microsoft concerning various issues. Microsoft is also subject to various legal proceedings and claims that arise in the ordinary course of business.

Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Microsoft develops, manufactures, licenses, sells, and supports a wide range of software products, including scalable operating systems for information appliances, personal computers (PCs), and servers; server applications for client/server environments; business and consumer productivity applications; software development tools; and Internet and intranet software and technologies. The Company has recently expanded its interactive content efforts, including entertainment and information software programs, MSN/TM/, the Microsoft Network online service, Internet-based services, and alliances with companies involved with other forms of digital interactivity. Microsoft also sells personal computer input devices and books, and researches and develops advanced technologies for future software products.

REVENUE

Revenue of $3.59 billion in the second quarter of fiscal 1998 increased 34% over the second quarter of fiscal 1997. On a year to date basis, revenue increased 35% from the prior year to $6.72 billion. The strong growth rate reflected the continued adoption of Windows(R) 32-bit operating systems and Microsoft(R) Office 97, particularly as Microsoft software is deployed across entire organizations. Software license volume increases have been the principal factor in the Company's revenue growth. The average selling price per license has decreased, primarily because of general shifts in the sales mix from retail packaged products to licensing programs, from new products to product upgrades, and from stand-alone desktop applications to integrated product suites. Average revenue per license from OEM licenses and organization license programs, such as Microsoft Select, is lower than average revenue per license from retail versions. Likewise, product upgrades have lower prices than new products. Also, prices of integrated suites, such as Microsoft Office, are less than the sum of the prices for the individual programs included in these suites when such programs are licensed separately. Microsoft recognizes a portion of Windows operating systems revenue over the products' life cycles. This revenue recognition policy was extended to Office 97 licenses in the third quarter of fiscal 1997. (See notes to financial statements.)

PRODUCT GROUPS

Platforms product revenue grew 26% to $1.88 billion in the second quarter, compared to $1.49 billion in the comparable quarter of the prior year. Year to date Platforms revenue was $3.58 billion in fiscal 1998 and $2.68 billion in fiscal 1997. Platforms product group revenue is primarily licenses of PC operating systems, business systems with client/server architectures, and software development tools.

Windows 95 unit volume continued to build, as units licensed through the OEM channel increased strongly. Additionally, revenue from the Microsoft Windows NT(R) Workstation operating system showed healthy growth. The revenue growth rate for Microsoft BackOffice(R) server and server applications products slowed from the rapid rates experienced in prior periods.

Applications and Content product revenue increased 43% to $1.71 billion in the December quarter. The comparable quarter of the prior year reflected additional unearned revenue of $200 million to account for versions of Office for Windows 95 shipped during the quarter which carried a "technological guarantee" coupon that entitled customers to a free upgrade to the corresponding Office 97 version of the product. For the first half of fiscal 1998, revenue was $3.14 billion, compared to $2.30 billion the prior year. Applications and Content product group revenue includes primarily licenses of desktop and consumer productivity applications, interactive media programs, and PC input devices. Integrated suites generate most desktop application revenue. The primary programs in Microsoft Office are Microsoft Word word processor, Microsoft Excel spreadsheet, and Microsoft PowerPoint(R) presentation graphics program. Various versions of Office, which are available for Windows 32-bit, Windows 16-bit, and Macintosh operating systems, also include applications such as Microsoft Access database management program, Microsoft Outlook/TM/ desktop manager, Microsoft Schedule+ calendar and scheduling program, and an email client license.

Revenue from the various Microsoft Office integrated suites, including the Standard, Professional, and Small Business Edition, increased strongly, while stand-alone versions of Microsoft Excel, Microsoft Word, and Microsoft PowerPoint continued to decrease.

--------------------------------------------------------------------------------

SALES CHANNELS

Microsoft distributes its products primarily through OEM licenses, organizational licenses, and retail packaged products. OEM channel revenue represents license fees from original equipment manufacturers. Microsoft has three major geographic sales and marketing organizations: the U.S. and Canada, Europe, and elsewhere in the world (Other International). Sales of organization licenses and packaged products in these channels are primarily to distributors and resellers. The trend has continued toward a higher percentage of organizational licensing versus packaged products.

Royalties from OEMs reached a record level. Revenue from the OEM channel was $1.21 billion in the second quarter, up 40% over the prior year. Year to date, OEM revenue was $2.20 billion compared to $1.53 billion the prior year. The primary source of OEM revenue is the licensing of desktop operating systems. PC shipment growth coupled with an increased penetration of higher value 32-bit PC operating systems drove the OEM revenue increase.

For the second fiscal quarter, finished goods revenue in the U.S. and Canada increased 31% to $993 million from $759 million the prior year. First half revenue of $1.96 billion grew 25% over the prior year. The growth rate in the U.S. and Canada reflected slowing growth of desktop applications and business systems and flat shipments and licensing of retail versions of 32-bit personal operating systems.

Second quarter revenue of $842 million in Europe grew 33% and second half revenue of $1.48 billion grew 40% due to the increased popularity of organizational licensing of Microsoft Office and Windows products and greater demand for BackOffice family server products.

Other International channel revenue in the December quarter was $538 million, compared to $424 million the prior year. Year to date revenue was $1.08 billion in fiscal 1998 and $817 million in fiscal 1997. Key drivers of growth were increased organizational licensing of Microsoft Office and sales of BackOffice packaged product. The second quarter growth rate was lower than recent quarters due to slowing growth in Japan, Australia, and Southeast Asia, which partially offset strong growth in Mexico, Brazil, and other South American countries.

Microsoft's operating results are affected by foreign exchange rates. Since a portion of local currency denominated revenue is hedged and much of the Company's international manufacturing costs and operating expenses are also incurred in local currencies, the impact of exchange rates is partially mitigated.

OPERATING EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

Cost of revenue as a percent of revenue declined to 8.7% in the second quarter from 11.0% the prior year. For the first half of fiscal 1998, cost of revenue as a percent of revenue was 8.4% compared to 11.0% in fiscal 1997. The decrease was due to the shifts in mix to CD-ROMs (which carry lower cost of goods than disks), licenses to OEMs and organizations, and higher-margin Windows NT Server and other BackOffice server products.

Research and development expenses increased 29% in the second quarter to $627 million and increased 30% in the first half to $1.19 billion, primarily driven by higher development headcount-related costs, third party development, and charges from purchased R&D.

On August 1, 1997, the Company acquired WebTV Networks, Inc. (WebTV), an online service that enables consumers to experience the Internet through their televisions via set-top terminals. Microsoft paid $425 million in stock and cash for WebTV. The accompanying income statement reflects a one-time write-off of in-process technologies under development by WebTV of $296 million.

Sales and marketing expenses were $876 million in the second quarter of fiscal 1998, which represented 24.4% of revenue, compared to 27.5% in the second quarter of the prior year. On a year to date basis, sales and marketing expenses of $1.66 billion represented 24.8% of revenue, compared to 27.4% in the first half of fiscal 1997. The total expense as a percent of revenue decreased due to lower relative marketing costs in the first quarter and lower relative support costs in the second quarter of fiscal 1998.

General and administrative costs were $106 million in the second quarter compared to $81 million in the comparable quarter of the prior year. In the first half of fiscal 1998, general and administrative expenses were $201 million, compared to costs of $167 million the prior year.

--------------------------------------------------------------------------------

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

NET INCOME

Net income for the second quarter of fiscal 1998 was $1.13 billion. On a year to date basis, net income was 26.7% of revenue in fiscal 1997 compared to 27.2% the prior year. Excluding the one-time write-off of WebTV in-process R&D, net income represented 31.2% of revenue in the first half of fiscal 1998. Earnings per share without the write-off were $1.57, a 51% increase compared to the $1.04 earned during the same period the prior year.

FINANCIAL CONDITION

Microsoft's cash and short-term investment portfolio totaled $10.11 billion at December 31, 1997. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

During 1996, Microsoft and National Broadcasting Company (NBC) established two joint ventures: a 24-hour cable news and information channel and an interactive online news service. Microsoft agreed to pay $220 million over a five-year period for its interest in the cable venture and to pay one-half of operational funding of both joint ventures for a multiyear period.

Microsoft has no material long-term debt and has $70 million of standby multicurrency lines of credit to support foreign currency hedging and cash management. Stockholders' equity at December 31, 1997 was $12.34 billion.

Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology and to fund ventures and other strategic opportunities. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $200 million on December 31, 1997.

Cash will also be used to repurchase common stock to provide shares for employee stock option and purchase plans. Despite recent increases in stock repurchases, the buyback program has not kept pace with employee stock option grants or exercises. Beginning in fiscal 1990, Microsoft has repurchased 168 million common shares for $7.8 billion while 378 million shares were issued under the Company's employee stock option and purchase plans. The market value of all outstanding stock options was $32.6 billion as of December 31, 1997. Microsoft enhances its repurchase program by selling put warrants. During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible preferred stock. Net proceeds of $980 million were used to repurchase common shares.

Management currently believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months. Microsoft's cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale cash needs that may arise, and to fund the continuation of its stock buyback program to reduce the dilutive impact of the Company's employee stock option and purchase programs.

Microsoft has not paid cash dividends on its common stock. The preferred stock pays $2.196 per annum per share.

NEW ACCOUNTING PRONOUNCEMENT

During October 1997, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position
(SOP) 97-2, Software Revenue Recognition. The SOP is effective for transactions entered into in fiscal years beginning after December 15, 1997. Different informal and unauthoritative interpretations of certain provisions of SOP 97-2 have arisen. AcSEC is already deliberating amendments to SOP 97-2, including deferral of the effective date of certain provisions of the SOP so AcSEC can develop and issue an interpretation regarding the applicability and the method of application of those provisions. Because of the uncertainties related to the outcome of these amendments, the impact on the future financial results of the Company is not currently determinable.

--------------------------------------------------------------------------------

EMPLOYEE STOCK OPTIONS

The Company encourages broad-based employee ownership of Microsoft stock through an employee stock option (ESO) program in which all employees are eligible to participate. At December 31, 1997, 251 million vested and unvested options were outstanding as compared to 1,211 million common shares outstanding.

The Company follows APB Opinion 25 to account for ESO plans in its published financial statements. Accordingly, no compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Earnings per share calculations reflect exercised ESOs and the effect of outstanding ESOs under the "treasury stock" method.

In addition, as required by Statement of Financial Accounting Standard 123, the Company discloses the Black-Scholes value of ESO grants and the proforma impact of expensing such value over the vesting period of the ESOs in the footnotes to its annual financial statements.

ESOs are a claim on the increase in the value of the Company and Microsoft does not believe that there is a single income statement presentation that captures the value of that claim. Nonetheless, in an effort to aid understanding of the cost of the Company's ESO plan, we are providing alternative proforma "look-through" income statements as a supplemental presentation of accounting for stock options. This proforma income statement is not required under generally accepted accounting principles. In this presentation, the cost of ESO grants, based on the Black-Scholes value (using similar assumptions to those disclosed in the 1997 Annual Report), is expensed through the income statement operating expense line items in the quarter that the ESOs are granted. In addition, it is assumed that the ESOs granted after fiscal 1995 are "hedged" through the purchase of offsetting call options and therefore "neutralized" and excluded from average shares outstanding used to calculate EPS. Also, interest income is reduced for the proforma use of cash to purchase the hedges.

ESOs are granted upon hire to new employees and annually to current employees. The annual grant, which represents the majority of ESOs granted during any given fiscal year, occurs during the first quarter. Accordingly, the alternative presentation will show the widest variance from reported EPS in that quarter.

ALTERNATIVE PRESENTATION OF ACCOUNTING FOR ESOS
(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                                      Twelve Months Ended      Three Months Ended
                                                          Dec. 31, 1997          Dec. 31, 1997
-------------------------------------------------------------------------------------------------
                                                      Reported   Proforma     Reported   Proforma
-------------------------------------------------------------------------------------------------
Revenue                                                $13,098    $13,098      $3,585     $3,585
Operating expenses:
  Cost of revenue                                        1,105      1,152         313        315
  Research and development                               2,202      2,891         627        647
  Acquired in-process technology                           296        296           0          0
  Sales and marketing                                    3,158      3,628         876        894
  General and administrative                               396        539         106        109
-------------------------------------------------------------------------------------------------
    Total operating expenses                             7,157      8,506       1,922      1,965
-------------------------------------------------------------------------------------------------
Operating income                                         5,941      4,592       1,663      1,620
Interest income                                            545        480         157        131
Other expenses                                            (285)      (285)        (50)       (50)
-------------------------------------------------------------------------------------------------
Income before income taxes                               6,201      4,787       1,770      1,701
Provision for income taxes                               2,306      1,799         637        612
-------------------------------------------------------------------------------------------------
Net income                                               3,895      2,988       1,133      1,089
Preferred stock dividends                                   22         22           7          7
-------------------------------------------------------------------------------------------------
Net income available for common shareholders           $ 3,873    $ 2,966      $1,126     $1,082
=================================================================================================
Earnings per share                                     $  2.93    $  2.30      $ 0.85     $ 0.84
=================================================================================================
Weighted average shares outstanding                      1,329      1,301       1,334      1,302
=================================================================================================

Options granted                                             34         34           1          1
=================================================================================================

--------------------------------------------------------------------------------

                          Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

See notes to financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on November 14, 1997, the following proposal was adopted by the margins indicated:

     To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                            Number of Shares
                                          For            Withheld
William H. Gates                     1,089,016,404       6,919,184
Paul G. Allen                        1,088,918,842       7,016,746
Jill E. Barad                        1,080,362,506      15,573,082
Richard A. Hackborn                  1,089,087,674       6,847,914
David F. Marquardt                   1,088,942,342       6,993,246
William G. Reed, Jr.                 1,089,152,001       6,783,587
Jon A. Shirley                       1,089,179,552       6,756,036

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits
     27. Financial Data Schedule

(B)  Reports on Form 8-K
     Microsoft filed no reports on Form 8-K during the quarter ended December 31, 1997.

ITEMS 2, 3, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

--------------------------------------------------------------------------------

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                   Microsoft Corporation

     Date:  February 14, 1998      By:  /s/   Gregory B. Maffei
                                       -----------------------------------
                                       Gregory B. Maffei,
                                       Vice President, Finance;
                                       Chief Financial Officer

                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)

--------------------------------------------------------------------------------