Form 10-Q
period 1998-03-31
MICROSOFT CORP
filed 1998-05-15
CIK 789019

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                            -----------------------

                                   FORM 10-Q

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE QUARTERLY PERIOD ENDED MARCH 31, 1998

          [ ]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 FOR THE TRANSITION PERIOD FROM _____ TO _____

                            -----------------------

                         Commission File Number 0-14278

                             MICROSOFT CORPORATION
            (Exact name of registrant as specified in its charter)

               WASHINGTON                            91-1144442
    (State or other jurisdiction of               (I.R.S. Employer
     incorporation or organization)              Identification No.)

             ONE MICROSOFT WAY,  REDMOND,  WASHINGTON   98052-6399
             (Address of principal executive office)    (Zip Code)

      Registrant's telephone number, including area code:  (425) 882-8080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  Yes   X     No
                                        -----      -----

   The number of shares outstanding of the registrant's common stock as of
                       April 30, 1998 was 2,464,072,255.

================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                      FOR THE QUARTER ENDED MARCH 31, 1998

                                     INDEX

Part I.  Financial Information

         Item 1. Financial Statements                                   Page
                                                                        ----
                 a) Income Statements
                    for the Three and Nine Months
                    Ended March 31, 1997 and 1998......................   1

                 b) Balance Sheets
                    as of June 30, 1997 and March 31, 1998.............   2

                 c) Cash Flows Statements
                    for the Nine Months Ended March 31, 1997 and 1998..   3

                 d) Notes to Financial Statements......................   4

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations...................   8

PART II. OTHER INFORMATION

         Item 1. Legal Proceedings.....................................  12

         Item 6. Exhibits and Reports on Form 8-K......................  12

SIGNATURE..............................................................  13

                        Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                                       Three Months Ended                   Nine Months Ended
                                                             Mar. 31                              Mar. 31
                                                     1997               1998              1997               1998
------------------------------------------------------------------------------------------------------------------
Revenue                                            $ 3,208            $ 3,774           $ 8,183            $10,489
Operating expenses:
 Cost of revenue                                       297                317               843                883
 Research and development                              492                597             1,409              1,791
 Acquired in-process technology                          0                  0                 0                296
 Sales and marketing                                   750                829             2,112              2,493
 General and administrative                            101                104               268                305
------------------------------------------------------------------------------------------------------------------
  Total operating expenses                           1,640              1,847             4,632              5,768
------------------------------------------------------------------------------------------------------------------
 Operating income                                    1,568              1,927             3,551              4,721
 Interest income                                       119                190               316                489
 Other expenses                                        (84)               (60)             (179)              (181)
------------------------------------------------------------------------------------------------------------------
 Income before income taxes                          1,603              2,057             3,688              5,029
 Provision for income taxes                            561                720             1,291              1,896
------------------------------------------------------------------------------------------------------------------
 Net income                                          1,042              1,337             2,397              3,133
 Preferred stock dividends                               7                  7                 8                 21
------------------------------------------------------------------------------------------------------------------
 Net income available for common shareholders      $ 1,035            $ 1,330           $ 2,389            $ 3,112
==================================================================================================================

 Earnings per share(1):
  Basic                                            $  0.43            $  0.55           $  1.00            $  1.29
==================================================================================================================
  Diluted                                          $  0.40            $  0.50           $  0.92            $  1.17
==================================================================================================================

(1) Earnings per share amounts for the three and nine months ended March 31, 1997 have been restated to reflect a two-for-one stock split in February 1998.

                            See accompanying notes.

-------------------------------------------------------------------------------

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)
--------------------------------------------------------------------------------
                                                    June 30       Mar. 31
                                                     1997         1998(1)
-------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and short-term investments                   $ 8,966       $12,322
  Accounts receivable                                   980         1,055
  Other                                                 427           358
-------------------------------------------------------------------------
    Total current assets                             10,373        13,735
Property, plant, and equipment                        1,465         1,416
Equity investments                                    2,346         4,122
Other assets                                            203           272
-------------------------------------------------------------------------
      Total assets                                  $14,387       $19,545
=========================================================================
LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                  $   721       $   908
  Accrued compensation                                  336           225
  Income taxes payable                                  466           527
  Unearned revenue                                    1,418         2,463
  Other                                                 669           746
-------------------------------------------------------------------------
    Total current liabilities                         3,610         4,869
-------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
 Convertible preferred stock -
    shares authorized 100; outstanding 13               980           980
  Common stock and paid-in capital -
    shares authorized 8,000; outstanding
    2,408 and 2,454                                   4,509         6,984
  Retained earnings                                   5,288         6,712
-------------------------------------------------------------------------
    Total stockholders' equity                       10,777        14,676
-------------------------------------------------------------------------
      Total liabilities and stockholders' equity    $14,387       $19,545
=========================================================================

(1)  Unaudited

                           See accompanying notes.

--------------------------------------------------------------------------------

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)
--------------------------------------------------------------------------------
                                           Nine Months Ended
                                                Mar. 31
                                          1997           1998
---------------------------------------------------------------
CASH FLOWS FROM OPERATIONS
  Net income                            $ 2,397        $ 3,133
  Depreciation and amortization             414            776
  Write-off of acquired
   in-process technology                      0            296
  Unearned revenue                        1,054          2,139
  Recognition of unearned revenue
   from prior periods                      (353)        (1,094)
  Other current liabilities                 377            266
  Accounts receivable                      (252)          (123)
  Other current assets                      (18)            53
--------------------------------------------------------------
    Net cash from operations              3,619          5,446
--------------------------------------------------------------
CASH FLOWS USED FOR FINANCING
  Common stock issued                       553            650
  Common stock repurchased               (3,101)        (1,605)
  Put warrant proceeds                      126            388
  Preferred stock issued                    980              0
  Preferred stock dividends                  (7)           (21)
  Stock option income tax benefits          482            910
--------------------------------------------------------------
    Net cash used for financing            (967)           322
--------------------------------------------------------------
CASH FLOWS USED FOR INVESTMENTS
  Additions to property,
   plant, and equipment                    (326)          (415)
  Cash portion of WebTV purchase price        0           (190)
  Equity investments and other             (155)        (1,756)
  Short-term investments                   (895)        (2,952)
--------------------------------------------------------------
    Net cash used for investments        (1,376)        (5,313)
--------------------------------------------------------------
Net change in cash and equivalents        1,276            455
Effect of exchange rates on
 cash and equivalents                       (25)           (51)
Cash and equivalents,
 beginning of period                      2,601          3,706
--------------------------------------------------------------
Cash and equivalents, end of period       3,852          4,110
Short-term investments, end of period     5,234          8,212
--------------------------------------------------------------
Cash and short-term investments,
 end of period                           $9,086        $12,322
==============================================================


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

STOCK SPLIT

In February 1998, outstanding shares of common stock were split two-for-one. All prior share and per share amounts have been restated to reflect the stock split.

EARNINGS PER SHARE

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding preferred shares using the if-converted method, assumed net-share settlement of common stock forward purchase arrangements, and outstanding stock options using the treasury stock method.

Earnings Per Share
(In millions)
--------------------------------------------------------------------------------

                                                             Three Months Ended                   Nine Months Ended
                                                                   Mar. 31                             Mar. 31
                                                           1997              1998               1997             1998
----------------------------------------------------------------------------------------------------------------------
Net income (A)                                            $1,042             $1,337            $2,397           $3,133
Preferred stock dividends                                     (7)                (7)               (8)             (21)
----------------------------------------------------------------------------------------------------------------------
Net income available for common shareholders (B)          $1,035             $1,330            $2,389           $3,112
======================================================================================================================
Average outstanding:
  Common stock (C)                                         2,389              2,433             2,389            2,421
  Common stock under forward purchase arrangements             0                  5                 0                2
  Preferred stock                                             25                 15                 9               18
  Employee stock options                                     223                232               212              232
----------------------------------------------------------------------------------------------------------------------
Common stock and common stock equivalents (D)              2,637              2,685             2,610            2,673
======================================================================================================================
Earnings per share:
  Basic (B/C)                                            $  0.43            $  0.55           $  1.00          $  1.29
======================================================================================================================
  Diluted (A/D)                                          $  0.40            $  0.50           $  0.92          $  1.17
======================================================================================================================

UNEARNED REVENUE

Microsoft believes that Internet technologies are integral to its products and has committed to integrating these technologies, such as its browser, Microsoft Internet Explorer, into existing products at no additional cost to its customers. Given this strategy and other support commitments such as telephone support, Internet-based technical support, and unspecified product enhancements, Microsoft recognizes approximately 20% of Windows operating

--------------------------------------------------------------------------------
systems revenue over the product life cycles, currently estimated at two years. The unearned portion of revenue from Windows operating systems was $860 million at June 30, 1997 and $1.10 billion at March 31, 1998.

Since Office 97 is also tightly integrated with the rapidly evolving Internet, and in the view of subsequent delivery of new Internet technologies, enhancements, and other support, a ratable revenue recognition policy became effective for Office 97 licenses beginning in the third quarter of fiscal 1997. Approximately 20% of Office 97 revenue is recognized ratably over the estimated 18-month product life cycle. Unearned revenue associated with Office 97 totaled $300 million at June 30, 1997 and $700 million at March 31, 1998.

Unearned revenue also includes maintenance and other subscription contracts, including custom enterprise license agreements.

STOCKHOLDERS' EQUITY

Microsoft repurchases its common stock on the open market. This program provides shares for issuance to employees under the Company's stock option and stock purchase plans. During the first three quarters of fiscal 1998, the Company repurchased 7.4 million shares of Microsoft common stock in the open market. In addition, under agreements with an independent third party, the Company purchased 21.2 million shares of stock through forward purchase arrangements. Under these arrangements, a portion of the purchase price will be paid in the next five or six years and determined based upon the price of Microsoft common stock at that time. The timing and method of payment (net-share or cash) is at the discretion of the Company. The difference between the cash paid and the price of Microsoft common stock on the date of the agreement is reflected in stockholders' equity.

To enhance its stock repurchase program, Microsoft sells equity put warrants to independent third parties. These put warrants entitle the purchasers to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On March 31, 1998, 46 million warrants were outstanding with strike prices ranging from $67 to $70 per share. The warrants expire at various dates between the first quarter of fiscal 1999 and the third quarter of fiscal 2000 and are exercisable only at maturity. These put warrant contracts permit a net-share settlement at the Company's option, and do not result in a put warrant liability on the balance sheet.

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

CONTINGENCIES

On October 7, 1997, Sun Microsystems, Inc. brought suit against Microsoft in the U.S. District Court for the Northern District of California. On October 14, 1997, Sun filed a First Amended Complaint (Complaint). The Complaint alleges several claims against Microsoft, all related to the parties' relationship under a March 11, 1996 Technology License and Distribution Agreement (Agreement) concerning certain Java programming language technology. The Complaint alleges: statutory and contractual trademark claims related to Microsoft's alleged improper use of the Java Compatibility logo; a false advertising claim related to statements Microsoft allegedly has made about its Java support and products; a claim that Microsoft has breached the Agreement in several respects; a claim that Microsoft allegedly made Sun's source code generally available to the public; a claim for breach of the covenant of good faith and fair dealing; a claim for unfair competition; a claim for intentional interference with contractual relations between Sun and its customers or prospective customers; and a claim that Microsoft induced software developers to breach their license agreements with Sun. The Complaint seeks: a preliminary and permanent injunction against Microsoft distributing certain products with the Java Compatibility logo, and against distributing Internet Explorer 4.0 unless certain alleged obligations are met; an order compelling Microsoft to perform

--------------------------------------------------------------------------------
certain alleged obligations; an accounting; termination of the Agreement; and an award of damages, including compensatory, exemplary and punitive damages, and liquidated damages of $35 million for the alleged source code disclosure.

On October 27, 1997, Microsoft filed its Answer, Affirmative Defenses, and Counterclaims (Answer). In its Answer, Microsoft denies Sun's claims, and denies that Sun is entitled to any relief. Microsoft alleges that Sun agreed to limit its remedies for all claims such as those alleged in the Complaint to compensatory damages capped by the total license fees paid ($17.5 million over the life of the Agreement). Microsoft specifically denies that Sun is entitled to any injunctive relief. Although the Agreement does provide for liquidated damages of $35 million if Microsoft makes Sun's Source Code generally available to the public under certain conditions, Microsoft denies that there is any basis for such a claim. Microsoft asserts other defenses to each of Sun's claims. In addition, Microsoft alleges counterclaims against Sun, including claims that:
Sun has breached the Agreement in many respects; Microsoft is entitled to a court order that Microsoft may terminate Sun's license under the Agreement to certain Microsoft technology and otherwise determining the parties' rights and responsibilities; Sun has breached the covenant of good faith and fair dealing; and Sun has violated California's unfair competition statute. Microsoft also alleges that it has put Sun on notice of other breaches of contract and that Microsoft will seek to amend its counterclaim to state additional claims if those breaches are not timely cured. Microsoft seeks a declaratory judgment consistent with its claims and seeks compensatory damages consistent with the limitations in the Agreement. On November 17, 1997, Sun filed a motion for preliminary injunction seeking to enjoin Microsoft from using the Java compatibility logo on IE 4.0 during the pendency of the litigation on the basis that IE 4.0 does not pass certain Java compatibility tests. A hearing on this motion was held on February 27, 1998. At the hearing, the court set September 4, 1998 as the date on which the court will hear all motions relating to the interpretation of the parties' agreement.

On March 24, 1998, the court entered an order granting Sun's motion and enjoining Microsoft from using the Java Compatibility Logo on Internet Explorer
4.0 and Microsoft Software Developers Kit for Java 2.0. Microsoft has taken steps to fully comply with the order.

On May 12, 1998, Sun filed companion motions seeking a preliminary injunction based on allegations of copyright infringement and unfair competition. Sun requested an order enjoining Microsoft from distributing any Java Technology in any operating system, browser, or developers tools, including Windows 98, IE 4.0 and JV++ 6.0, unless and until Microsoft includes with each such product an implementation of the Java runtime environment that passes Sun's compatibility test suite or an operable implementation of Sun's current Java runtime environment. Sun also filed a motion to amend its complaint to include a claim of copyright infringement. The new allegation alleges that Microsoft has infringed Sun's copyrights in the Java Technology because it has used the technology outside of the scope of the license agreement. The hearing for these motions is set for July 31, 1998.

The parties are engaged in ongoing discovery in anticipation of the July 31 and September 4 hearings.

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

On December 5, 1997, Judge Jackson heard oral argument on the DOJ's contempt petition. On December 11, 1997, the court entered two orders. In the first order, Judge Jackson denied the DOJ's contempt petition, and dismissed the DOJ's request for relief concerning Microsoft's non-disclosure agreements because the DOJ had failed to present evidence that the agreements had interfered with any DOJ investigation. In addition, however, the court ruled that there were disputed issues of fact regarding Microsoft's violation of the consent decree, and concluded that the DOJ was likely to prevail on its claim that a violation had occurred. The court entered a preliminary injunction sua sponte requiring Microsoft not to condition the licensing of Windows 95 or any successor desktop operating system on a computer manufacturer also licensing any Microsoft browser software, including Internet Explorer 3.0 or 4.0. In the second order, the court appointed Harvard Law Professor Lawrence Lessig as a special master, to whom the court delegated the authority to conduct discovery, take evidence, and make proposed findings of fact and conclusions of law on all issues in the case by May 31, 1998.

Microsoft immediately appealed the preliminary injunction to the District of Columbia Circuit Court of Appeals and sought an expedited hearing on the grounds that there are substantial grounds for challenging Judge Jackson's order and that Microsoft will incur irreparable harm if the appeal is not heard quickly. The DOJ opposed expedited treatment. On December 30, 1997, the Court of Appeals entered an order granting Microsoft's motion and set a schedule pursuant to which oral argument was heard on April 21, 1998.

On December 23, 1997, Microsoft filed a motion in the District Court to revoke the reference to a special master on the grounds that improper procedure was used and that the scope of the reference was impermissibly broad. In addition, Microsoft raised concerns about the impartiality of Professor Lessig based upon statements in some of his writings. On January 15, 1998 the District Court denied Microsoft's motion and refused to certify its ruling for appeal. On January 16, 1998 Microsoft filed a petition for mandamus in the District of Columbia Circuit Court of Appeals, seeking

--------------------------------------------------------------------------------
a stay of all proceedings by the special master until the Court of Appeals could rule, and seeking an order reversing the reference to the special master. On February 2, 1998 the Court of Appeals ordered that the petition for mandamus would be consolidated with the pending appeal and oral argument heard on April 21, 1998. The Court also stayed all proceedings before the special master until it rules on the petition.

The case was heard by a panel of the Court of Appeals on April 21, 1998. The Court has not yet ruled on the matters argued. On May 5, 1998, Microsoft also sought a stay of the District Court's injunction insofar as it applied to Windows 98. On May 12, 1998 the Court of Appeals granted Microsoft's request for a stay.

In other ongoing investigations, the DOJ and sixteen state Attorneys General have requested information from Microsoft concerning various issues. The DOJ and a group of approximately 19 state Attorneys General have threatened to file an antitrust case against Microsoft. The parties are currently exploring whether a negotiated resolution can be reached. If it cannot, management believes it is likely that a lawsuit will be filed, but it is impossible at this time to determine its scope or outcome. We do not believe such an action would include significant claims for damages against Microsoft.

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

--------------------------------------------------------------------------------

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Microsoft develops, manufactures, licenses, sells, and supports a wide range of software products, including scalable operating systems for information appliances, personal computers (PCs), and servers; server applications for client/server environments; business and consumer productivity applications; software development tools; and Internet and intranet software and technologies. The Company's interactive content efforts include entertainment and information software programs, MSN(TM), the Microsoft Network online service, Internet-based services, and alliances with companies involved with other forms of digital interactivity. Microsoft also sells personal computer input devices and books, and researches and develops advanced technologies for future software products.

REVENUE

Revenue of $3.77 billion in the third quarter of fiscal 1998 increased 18% over the third quarter of fiscal 1997. On a year to date basis, revenue increased 28% from the prior year to $10.49 billion. The growth rate, although slower than that of recent quarters, reflected the continued adoption of Windows(R) 32-bit operating systems and Microsoft Office 97, particularly as Microsoft software is deployed across entire organizations. Software license volume increases have been the principal factor in the Company's revenue growth. The average selling price per license has decreased, primarily because of general shifts in the sales mix from retail packaged products to licensing programs, from new products to product upgrades, and from stand-alone desktop applications to integrated product suites. Average revenue per license from OEM licenses and organization license programs, such as Microsoft Select, is lower than average revenue per license from retail versions. Likewise, product upgrades have lower prices than new products. Also, prices of integrated suites, such as Microsoft Office, are less than the sum of the prices for the individual programs included in these suites when such programs are licensed separately. Microsoft recognizes a portion of Windows operating systems revenue over the products' life cycles. This revenue recognition policy was extended to Office 97 licenses in the third quarter of fiscal 1997. (See notes to financial statements.)

PRODUCT GROUPS

Platforms product revenue grew 17% to $1.97 billion in the third quarter, compared to $1.68 billion in the comparable quarter of the prior year. Year to date Platforms revenue was $5.55 billion in fiscal 1998 and $4.35 billion in fiscal 1997. Platforms product group revenue is primarily licenses of PC operating systems; business systems with client/server, Internet, and intranet architectures; and software development tools.

Windows 95 units licensed through the OEM channel increased strongly over the comparable quarter of the prior year. Revenue from retail versions of Windows 95 decreased as finished goods distributors and resellers reduced channel inventory levels in anticipation of Windows 98. Additionally, revenue from the Microsoft Windows NT(R) Workstation operating system showed healthy growth. The revenue growth rate for Microsoft BackOffice(R) server and server applications products continued to slow from the rapid rates experienced in prior periods.

Applications and Content product revenue increased 18% to $1.81 billion in the March quarter. For the first three quarters of fiscal 1998, revenue was $4.94 billion, compared to $3.83 billion the prior year. Applications and Content product group revenue includes primarily licenses of desktop and consumer productivity applications, interactive media programs, and PC input devices. The various Microsoft Office integrated suites, including the Standard, Professional, and Small Business Editions, generate most desktop application revenue. The primary programs in Microsoft Office are Microsoft Word word processor, Microsoft Excel spreadsheet, and Microsoft PowerPoint(R) presentation graphics program. Various versions of Office, which are available for Windows 32-bit, Windows 16-bit, and Macintosh operating systems, also include applications such as Microsoft Access database management program, Microsoft Outlook(TM) desktop manager, Microsoft Schedule+ calendar and scheduling program, and an email client license.

Revenue from integrated suites increased strongly, while stand-alone versions of Microsoft Excel, Microsoft Word, and Microsoft PowerPoint continued to decrease.

--------------------------------------------------------------------------------

SALES CHANNELS

Microsoft distributes its products primarily through OEM licenses, organizational licenses, and retail packaged products. OEM channel revenue represents license fees from original equipment manufacturers who pre-install Microsoft products, primarily on PCs. Microsoft has three major geographic sales and marketing organizations: the U.S. and Canada, Europe, and elsewhere in the world (Other International). Sales of organization licenses and packaged products in these channels are primarily to distributors and resellers. The trend has continued toward a higher percentage of organizational licensing versus packaged products.

Revenue from the OEM channel in the March quarter of $1.23 billion was flat with the second quarter, and up 28% over the prior year. Year to date, OEM revenue was $3.43 billion compared to $2.49 billion the prior year. The primary source of OEM revenue is the licensing of desktop operating systems. Greater PC shipments, although at a slowing growth rate, coupled with an increased penetration of higher value 32-bit PC operating systems drove the OEM revenue increase over the prior year.

For the third fiscal quarter, finished goods revenue in the U.S. and Canada increased 18% to $1.11 billion from $938 million the prior year. Year to date revenue of $3.07 billion grew 22% over the prior year. The growth rate in the U.S. and Canada reflected slowing growth of business systems and declining shipments and licensing of retail versions of the Windows 95 operating system. Desktop applications increased over the comparable quarter due to strong licensing of Microsoft Office and Office Professional. Microsoft Office 98 Macintosh Edition was released during the quarter in the U.S.

Third quarter revenue of $849 million in Europe was steady with the immediately prior quarter, but increased only 6% compared to the third quarter of fiscal 1997. Growth rates slowed across most product lines. As discussed below, the strengthening U.S. dollar negatively impacted translated European revenue compared to the third quarter of the prior year. Year to date revenue of $2.33 billion grew 26% over the prior year.

Other International channel revenue in the March quarter was $582 million, an increase of 14% compared to $511 million the prior year. The third quarter growth rate was lower than recent quarters due to declining sales in Japan and Southeast Asia, which partially offset solid growth in Mexico, Brazil, and other South American countries. Year to date revenue was $1.66 billion in fiscal 1998 and $1.33 billion in fiscal 1997. Key drivers of growth were increased organizational licensing of Microsoft Office and sales of BackOffice packaged product.

Translated international revenue is effected by foreign exchange rates. Had the rates from the prior year been in affect in the third quarter, European revenue would have been $80 million higher. Additionally, other international revenue billed in local currencies, principally in Japan, suffered a $46 million drag due to weaknesses in currencies versus the U.S. dollar. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

OPERATING EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

Cost of revenue as a percent of revenue declined to 8.4% in the third quarter from 9.3% the prior year. For the first three quarters of fiscal 1998, cost of revenue as a percent of revenue was 8.4% compared to 10.3% in fiscal 1997. The decrease was due to the shifts in mix to CD-ROMs (which carry lower cost of goods than disks), licenses to OEMs and organizations, and higher-margin Windows NT Server and other BackOffice server products.

Research and development expenses increased 21% in the third quarter to $597 million and increased 27% year to date to $1.79 billion, primarily driven by higher development headcount-related costs and third party development.

On August 1, 1997, the Company acquired WebTV Networks, Inc. (WebTV), an online service that enables consumers to experience the Internet through their televisions via set-top terminals. Microsoft paid $425 million in stock and cash for WebTV. The accompanying income statement reflects a one-time write-off of in-process technologies under development by WebTV of $296 million.

Sales and marketing expenses were $829 million in the third quarter of fiscal 1998, which represented 22.0% of revenue, compared to 23.4% in the third quarter of the prior year. On a year to date basis, sales and marketing expenses of $2.49 billion represented 23.8% of revenue, compared to 25.8% in fiscal 1997. The total expense as a percent of revenue decreased due to lower relative sales expenses.

General and administrative costs were $104 million in the third quarter compared to $101 million in the comparable quarter of the prior year. In the first three quarters of fiscal 1998, general and administrative expenses were $305 million, compared to costs of $268 million the prior year.

--------------------------------------------------------------------------------

Interest income increased as a result of a larger investment portfolio generated by cash from operations. Other expenses include primarily the recognition of the Company's share of joint venture activities, including DreamWorks Interactive and the MSNBC entities.

The effective tax rate for the March quarter was 35%, a one-point decrease from the first half of fiscal 1998 due to a legislative clarification of the foreign sales corporation rules as they apply to software. On a year to date basis, the effective income tax rate increased due to the nondeductibility of the write-off of the WebTV in-process technologies and amortization of other WebTV intangible assets.

NET INCOME

Net income for the third quarter of fiscal 1998 was $1.34 billion. On a year to date basis, net income was 29.9% of revenue in fiscal 1998 compared to 29.3% the prior year. Excluding the one-time write-off of WebTV in-process R&D, net income represented 32.7% of revenue in the first three quarters of fiscal 1998. Earnings per share without the write-off were $1.28, a 39% increase compared to the $0.92 earned during the same period the prior year.

FINANCIAL CONDITION

Microsoft's cash and short-term investment portfolio totaled $12.32 billion at March 31, 1998. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio includes short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

During 1996, Microsoft and National Broadcasting Company (NBC) established two joint ventures: a 24-hour cable news and information channel and an interactive online news service. Microsoft agreed to pay $220 million over a five-year period for its interest in the cable venture and to pay one-half of operational funding of both joint ventures for a multiyear period.

Microsoft has no material long-term debt and has $100 million of standby multicurrency lines of credit to support foreign currency hedging and cash management. Stockholders' equity at March 31, 1998 was $14.68 billion.

Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology and to fund ventures and other strategic opportunities. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $300 million on March 31, 1998.

Cash will also be used to repurchase common stock to provide shares for employee stock option and purchase plans. Despite recent increases in stock repurchases, the buyback program has not kept pace with employee stock option grants or exercises. Beginning in fiscal 1990, Microsoft has repurchased 337 million common shares for $7.8 billion while 781 million shares were issued under the Company's employee stock option and purchase plans. The market value of all outstanding stock options was $42.2 billion as of March 31, 1998. Microsoft enhances its repurchase program by selling put warrants. During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible preferred stock. Net proceeds of $980 million were used to repurchase common shares.

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

YEAR 2000

The year 2000 poses certain issues for business and consumer computing, particularly the functionality of software for two-digit storage of dates and special meanings for certain dates such as 9/9/99. The year 2000 is also a leap year, which may also lead to incorrect calculations, functions, or system failure. The problem exists for many kinds of software, including software for mainframes, PCs, and embedded systems. Microsoft is in the process of gathering, testing, and producing information about Microsoft technologies impacted by Year 2000 transition. Current information about the Company's products and business and technical concerns is available at the Microsoft

--------------------------------------------------------------------------------

Year 2000 Resource Center web site (www.microsoft.com/year2000). The web site also contains information about obtaining software patches to resolve various Year 2000 issues in certain Microsoft products. The Company's Year 2000 strategy for its products is as follows:

Definitions. First, Microsoft will classify its products into categories of compliance: compliant, compliant with minor issues, not-compliant, testing yet to be completed, and will not test.

Next steps to compliance. Second, if a product is stated to be non-compliant, Microsoft will provide information as to how an organization could bring that product into compliance.

Provide components for solutions. Third, Microsoft will help organizations find solutions to Year 2000 problems. The technologies and services offered by Microsoft and its partners will be components in overall Year 2000 solutions. Microsoft will assist companies with the task of recognizing how disparate technologies can fit together to create a viable solution set.

Information on the Company's web site is provided to customers for the sole purpose of assisting the planning for the transition to the year 2000. Such information is the most currently available concerning the behavior of the Company's products in the next century and is provided "as is" without warranty of any kind. However, variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware, and hardware will likely lead to lawsuits against the Company. The outcomes of such lawsuits and the impact on the Company are not estimable at this time.

The Year 2000 issue also affects the Company's internal systems. Microsoft is assessing the readiness of its systems and those of its vendors, distributors, and resellers for handling the year 2000. Although the assessment is still underway, management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

Resolving Year 2000 issues is a worldwide phenomenon that will likely absorb a substantial portion of Information Technology (IT) budgets and attention in the near term. Certain industry analysts believe the Year 2000 issue will accelerate the trend toward distributed PC-based systems from mainframe systems, while others believe a majority of IT resources will be devoted to fixing older mainframe software in lieu of large scale transitions to systems based on software such as that sold by Microsoft. The impact of the year 2000 on future Microsoft revenue is difficult to discern but is a risk to be considered in evaluating future growth of the Company.

--------------------------------------------------------------------------------

                          Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

See notes to financial statements.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  EXHIBITS
     27.  Financial Data Schedule

(B)  REPORTS ON FORM 8-K
     Microsoft filed no reports on Form 8-K during the quarter ended March 31, 1998.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

--------------------------------------------------------------------------------

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Microsoft Corporation

     Date:  May 14, 1998      By:  /s/ Gregory B. Maffei
                                   -----------------------
                                 Gregory B. Maffei,
                                 Vice President, Finance;
                                 Chief Financial Officer

                                 (Principal Financial and Accounting Officer and Duly Authorized Officer)

--------------------------------------------------------------------------------
                                      13