Form 10-Q/A
period 1997-12-31
MICROSOFT CORP
filed 1998-06-03
CIK 789019

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549
                               _________________

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

                                  FORM 10-Q/A

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

                         Part I. Financial Information

ITEM 1. FINANCIAL STATEMENTS

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                            Three Months Ended         Six Months Ended
                                                 Dec. 31                   Dec. 31
                                             1996        1997           1996       1997
     ------------------------------------------------------------------------------------
     Revenue                                 $2,680      $3,585        $4,975     $6,715

     Operating expenses:
      Cost of revenue                           296         313           546        566
      Research and development                  485         627           917      1,194
      Acquired in-process technology              0           0             0        296
      Sales and marketing                       737         876         1,362      1,664
      General and administrative                 81         106           167        201
      -----------------------------------------------------------------------------------
       Total operating expenses               1,599       1,922         2,992      3,921
      -----------------------------------------------------------------------------------
      Operating income                        1,081       1,663         1,983      2,794
      Interest income                           105         157           197        299
      Other expenses                            (46)        (50)          (95)      (121)
      -----------------------------------------------------------------------------------
      Income before income taxes              1,140       1,770         2,085      2,972
      Provision for income taxes                399         637           730      1,176
      -----------------------------------------------------------------------------------
      Net income                                741       1,133         1,355      1,796
      Preferred stock dividends                   1           7             1         14
      -----------------------------------------------------------------------------------
      Net income available for common        $  740      $1,126        $1,354     $1,782
       shareholders
      ===================================================================================

      Earnings per share:
       Basic                                 $ 0.31      $ 0.47        $ 0.57     $ 0.74
      ===================================================================================
       Diluted                               $ 0.28      $ 0.42        $ 0.52     $ 0.67
      ===================================================================================

                            See accompanying notes.

-------------------------------------------------------------------------------

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)
--------------------------------------------------------------------------------

                                                    June 30        Dec. 31
                                                     1997          1997(1)
     ----------------------------------------------------------------------
     ASSETS

     Current assets:
      Cash and short-term investments               $ 8,966        $10,105
      Accounts receivable                               980          1,081
      Other                                             427            450
     ----------------------------------------------------------------------
       Total current assets                          10,373         11,636
     Property, plant, and equipment                   1,465          1,478
     Equipment investments                            2,346          3,476
     Other assets                                       203            250
     ----------------------------------------------------------------------
       Total assets                                 $14,387        $16,840
     ======================================================================
     LIABILITIES AND STOCKHOLDERS' EQUITY

     Current liabilities:
      Accounts payable                              $   721        $   867
      Accrued compensation                              336            248
      Income taxes payable                              466            631
      Unearned revenue                                1,418          2,038
      Other                                             669            712
     ----------------------------------------------------------------------
       Total current liabilities                      3,610          4,496
     ======================================================================
     Commitments and contingencies
     Stockholders' equity:
      Convertible preferred stock -
       shares authorized 100; outstanding 13            980            980
      Common stock and paid-in capital -
       shares authorized 8,000; outstanding
       2,409 and 2,423                                4,509          6,104
     Retained earnings                                5,288          5,260
     ----------------------------------------------------------------------
       Total stockholders' equity                    10,777         12,344
     ----------------------------------------------------------------------
        Total liabilities and stockholders' equity  $14,387        $16,840
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

STOCK SPLIT

On January 24, 1998, the Company's Board of Directors approved a two-for-one stock split in the form of a 100% stock dividend, effective February 20, 1998 for shareholders of record February 6, 1998. Share and per share amounts have been restated for the stock split.

EARNINGS PER SHARE

Basic earnings per share is calculated using the average number of common shares outstanding. Diluted earnings per share is computed on the basis of the average number of common shares outstanding plus the effect of outstanding stock options using the "treasury stock" method and preferred shares using the "if-converted" method.

                                                             Three Months Ended              Six Months Ended
                                                                  Dec. 31                         Dec. 31
                                                             1996          1997              1996         1997
---------------------------------------------------------------------------------------------------------------
Net income (A)                                            $   741      $  1,133           $ 1,355      $ 1,796
Preferred stock dividends                                      (1)           (7)               (1)         (14)
---------------------------------------------------------------------------------------------------------------
Net income available for common shareholders (B)          $   740      $  1,126           $ 1,354      $ 1,782
===============================================================================================================
Average outstanding:
  Common stock (C)                                          2,391         2,421             2,389        2,416
  Preferred stock                                               2            19                 1           19
  Employee stock options                                      215           227               207          232
---------------------------------------------------------------------------------------------------------------
Common stock and common stock equivalents (D)               2,608         2,667             2,597        2,667
===============================================================================================================

Earnings per share:
  Basic (B/C)                                             $  0.31      $   0.47           $  0.57      $  0.74
===============================================================================================================
 Diluted (A/D)                                            $  0.28      $   0.42           $  0.52      $  0.67
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

STOCKHOLDERS' EQUITY

Microsoft repurchases its common stock on the open market. This program provides shares for issuance to employees under the Company's stock option and stock purchase plans. During the first half of fiscal 1998, the Company repurchased
7.4 million shares of Microsoft common stock in the open market. In addition, under agreements with an independent third party, the Company purchased 21.3 million shares of stock through forward purchase arrangements. Under these two arrangements, a portion of the purchase price will be paid in the next five or six years and determined based upon the price of Microsoft common stock at that time. The timing and method of payment (net-share or cash) is at the discretion of the Company. The difference between the cash paid and the price of Microsoft common stock on the date of the agreement is reflected in stockholders' equity.

To enhance its stock repurchase program, Microsoft sells equity put warrants to independent third parties. These put warrants entitle the purchasers to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On December 31, 1997, 46 million warrants were outstanding with strike prices ranging from $63 to $65 per share. The warrants expire at various dates between the fourth quarter of fiscal 1998 and the second quarter of fiscal 2001 and are exercisable only at maturity. These put warrant contracts permit a net-share settlement at the Company's option, and do not result in a put warrant liability on the balance sheet.

During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable principal-protected preferred stock. Dividends are payable quarterly in arrears. Preferred shareholders have preference over common stockholders in dividends and liquidation rights. In December 1999, each preferred share is convertible into common shares or an equivalent amount of cash determined by a formula that provides a floor price of $39.938 and a cap of $51.12 per preferred share. Net proceeds of $980 million from the issuance were used to repurchase common shares.

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

--------------------------------------------------------------------------------

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

A panel of the Court of Appeals heard the case on April 21, 1998. The Court has not yet ruled on the matters argued. On May 5, 1998, Microsoft also sought a stay of the District Court's injunction insofar as it applied to Windows 98. On May 12, 1998, the Court of Appeals granted Microsoft's request for a stay.

On May 18, 1998, the DOJ and a group of 20 state Attorneys General filed two antitrust cases against Microsoft in the U.S. District Court for the District of Columbia. The DOJ complaint alleges violations of Sections 1 and 2 of the Sherman Act, including claims concerning allegedly exclusionary agreements in violation of Section 1, unlawful "tying" of Internet browsing software with the remainder of Windows in violation of Section 1, maintenance of a purported monopoly in "PC operating systems" market in violation of Section 2, and attempted monopolization of a so-called "Internet browser market" in violation of Section 2. The DOJ Complaint seeks declaratory relief as to the violations it asserts and preliminary and permanent injunctive relief regarding: the inclusion of Internet browsing software (or other software products) as part of Windows; the terms of agreements regarding non-Microsoft Internet browsing software (or other software products); taking or threatening "action adverse" in consequence of a person's failure to license or distribute Microsoft Internet browsing software (or other software product) or distributing competing products or cooperating with the government; and restrictions on the screens, boot-up sequence, or

--------------------------------------------------------------------------------
functions of Microsoft's operating system products. The state Attorneys General allege largely the same claims, together with claims that Microsoft is "leveraging" its alleged monopoly power in the "market for operating system software" to foreclose competition in the "separate market for Internet browser software" in violation of Section 2, that Microsoft is maintaining a purported monopoly in the "market for office productivity suite software" in violation of
Section 2, that Microsoft is tying unspecified other products (including Outlook Express) to Windows in violation of Section 1, and various pendent state claims. The states seek declaratory and preliminary and permanent injunctive relief similar to that sought by the DOJ, together with statutory penalties under the state law claims. The foregoing description is qualified in its entirety by reference to the full text of the complaints and other papers on file in those actions, cause numbers 98-1232 and 98-1233.

On May 22, 1998, a status conference was held before Judge Jackson. He granted Microsoft's motion to consolidate the two actions, and granted Microsoft's request to extend the time to respond to the motions for preliminary injunction set forth in the local rules for the U.S. District Court for the District of Columbia. The Court set the following dates: Microsoft's answer is due on July 28, 1998. Microsoft's brief in opposition to the preliminary injunction motions is due on August 10, 1998. The plaintiffs' reply is due August 24, 1998. The trial on the merits is scheduled to begin September 8, 1998. Microsoft believes that the claims are without merit and intends to defend against them vigorously.

In other ongoing investigations, the DOJ and several state Attorneys General have requested information from Microsoft concerning various issues.

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

NET INCOME

Net income for the second quarter of fiscal 1998 was $1.13 billion. On a year to date basis, net income was 26.7% of revenue in fiscal 1997 compared to 27.2% the prior year. Excluding the one-time write-off of WebTV in-process R&D, net income represented 31.2% of revenue in the first half of fiscal 1998. Earnings per share without the write-off were $0.78, a 51% increase compared to the $0.52 earned during the same period the prior year.

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

Cash will also be used to repurchase common stock to provide shares for employee stock option and purchase plans. Despite recent increases in stock repurchases, the buyback program has not kept pace with employee stock option grants or exercises. Beginning in fiscal 1990, Microsoft has repurchased 336 million common shares for $7.8 billion while 756 million shares were issued under the Company's employee stock option and purchase plans. The market value of all outstanding stock options was $32.6 billion as of December 31, 1997. Microsoft enhances its repurchase program by selling put warrants. During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible preferred stock. Net proceeds of $980 million were used to repurchase common shares.

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

--------------------------------------------------------------------------------

EMPLOYEE STOCK OPTIONS

The Company encourages broad-based employee ownership of Microsoft stock through an employee stock option (ESO) program in which all employees are eligible to participate. At December 31, 1997, 502 million vested and unvested options were outstanding as compared to 2,423 million common shares outstanding.

The Company follows APB Opinion 25 to account for ESO plans in its published financial statements. Accordingly, no compensation cost is recognized because the option exercise price is equal to the market price of the underlying stock on the date of grant. Earnings per share calculations reflect exercised ESOs and the effect of outstanding ESOs under the treasury stock method. In addition, as required by Statement of Financial Accounting Standard 123 (SFAS 123), the Company discloses the value of ESO grants using the Black-Scholes option valuation method and the proforma impact of expensing such value over the vesting period of the ESOs in the notes to its annual financial statements.

ESOs are a claim on the increase in the value of the Company and Microsoft does not believe that there is a single income statement presentation that adequately measures that claim. Since employees cannot sell their ESOs, there is no subsequent transaction that provides validation of the Blank-Scholes value of the ESO expensed over the vesting period. Although not currently its practice, the Company could "hedge" its ESOs by purchasing offsetting call options when ESOs are granted. The assumed hedge with a third party provides a theoretical basis for measuring and recognizing the cost of ESOs when granted.

In an effort to aid understanding of the economic cost of the Company's ESO plan, we are providing alternative proforma "look-through" income statements as a supplemental presentation of accounting for stock options. In this presentation, the assumed use of cash to purchase offsetting call options is expensed in the quarter that the ESOs are granted and hedged. The cost of ESO grants, based on the Black-Scholes value (using similar assumptions to those disclosed in the 1997 Annual Report), is expensed through the income statement operating expense line items. Because ESOs granted after 1995 are assumed to be hedged and therefore "neutralized," such ESOs are excluded from average shares outstanding used to calculate EPS. Also, interest income is reduced for the proforma use of cash to purchase the hedges. This alternative presentation of accounting for ESOs is not in accordance with generally accepted accounting principles because the cost of the offsetting call options is expensed immediately and the related ESOs are excluded from EPS calculations. Nevertheless Microsoft believes this is meaningful information to investors.

ESOs are granted upon hire to new employees and annually to current employees. The annual grant, made in the first quarter of the fiscal year, represents the majority of ESOs granted during any given fiscal year. Accordingly, the alternative presentation will show the widest variance from reported EPS in that quarter. Proforma results for the trailing twelve months are presented as a basis for annualized analysis.

As a basis for comparison Microsoft has also provided the proforma net income and diluted earnings per share disclosures required by SFAS 123. Since ESO expense determined under SFAS 123 only recognizes expense for grants after July 1, 1995, Microsoft has also provided additional proforma information for all ESOs vested during the periods presented.

ALTERNATIVE PRESENTATION OF ACCOUNTING FOR ESOS
(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                                        Three Months Ended     Twelve Months Ended
                                                          Dec. 31, 1997           Dec. 31, 1997
----------------------------------------------------------------------------------------------------
                                                       Reported   Proforma(1) Reported   Proforma(1)
----------------------------------------------------------------------------------------------------
Revenue                                                 $3,585     $3,585      $13,098    $13,098
Operating expenses:
  Cost of revenue                                          313        315        1,105      1,152
  Research and development                                 627        647        2,202      2,891
  Acquired in-process technology                             0          0          296        296
  Sales and marketing                                      876        894        3,158      3,628
  General and administrative                               106        109          396        539
----------------------------------------------------------------------------------------------------
    Total operating expenses                             1,922      1,965        7,157      8,506
----------------------------------------------------------------------------------------------------
Operating income                                         1,663      1,620        5,941      4,592
Interest income                                            157        131          545        480
Other expenses                                             (50)       (50)        (285)      (285)
----------------------------------------------------------------------------------------------------
Income before income taxes                               1,770      1,701        6,201      4,787
Provision for income taxes                                 637        612        2,306      1,799
----------------------------------------------------------------------------------------------------
Net income                                               1,133      1,089        3,895      2,988
Preferred stock dividends                                    7          7           22         22
----------------------------------------------------------------------------------------------------
Net income available for common shareholders            $1,126     $1,082      $ 3,873    $ 2,966
====================================================================================================
Diluted earnings per share                              $ 0.42     $ 0.42      $  1.47    $  1.14
====================================================================================================
Weighted average shares outstanding                      2,667      2,604        2,656      2,602
====================================================================================================
Options granted                                              1          1           34         34
====================================================================================================
Proforma impact of SFAS 123 (2)
  Net income                                                       $1,017                 $ 3,523
====================================================================================================
  Diluted earnings per share                                       $ 0.38                 $  1.33
====================================================================================================
Proforma impact of SFAS 123 (3)
  Net income                                                       $  993                 $ 3,422
====================================================================================================
  Diluted earnings per share                                       $ 0.37                 $  1.29
====================================================================================================

(1)  Proforma results as described in the preceding paragraphs.
(2) Proforma information as if the Company applied SFAS 123 for all ESOs granted after July 1, 1995.
(3)  Proforma information as if the Company applied SFAS 123 for all ESOs.

--------------------------------------------------------------------------------

                          Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

See notes to financial statements.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

At the Annual Meeting of Shareholders held on November 14, 1997, the following proposal was adopted by the margins indicated:

     To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

                                            Number of Shares
                                          For            Withheld
William H. Gates                     2,178,032,808      13,838,368
Paul G. Allen                        2,177,837,684      14,033,492
Jill E. Barad                        2,160,725,012      31,146,164
Richard A. Hackborn                  2,178,175,348      13,695,828
David F. Marquardt                   2,177,884,684      13,986,492
William G. Reed, Jr.                 2,178,304,002      13,567,174
Jon A. Shirley                       2,178,359,104      13,512,072

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


                                   Microsoft Corporation

     Date:  June 2, 1998           By:  /s/   Gregory B. Maffei
                                       -----------------------------------
                                       Gregory B. Maffei,
                                       Vice President, Finance;
                                       Chief Financial Officer

                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)

--------------------------------------------------------------------------------