Form 10-K
period 1998-06-30
MICROSOFT CORP
filed 1998-09-25
CIK 789019

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               ----------------

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

           FOR THE TRANSITION PERIOD FROM               TO

                        COMMISSION FILE NUMBER 0-14278

                               ----------------

                             MICROSOFT CORPORATION


            WASHINGTON                                     91-1144442
     (STATE OF INCORPORATION)                             (I.R.S. ID)

               ONE MICROSOFT WAY, REDMOND, WASHINGTON 98052-6399

                                (425) 882-8080

                               ----------------

          SECURITIES REGISTERED PURSUANT TO SECTION 12(b) OF THE ACT:

                                     NONE

          SECURITIES REGISTERED PURSUANT TO SECTION 12(g) OF THE ACT:

                                 COMMON STOCK

      2 3/4% CONVERTIBLE EXCHANGEABLE PRINCIPAL-PROTECTED PREFERRED STOCK

                               ----------------


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of common stock held by non-affiliates of the registrant as of September 11, 1998 was $176,181,694,460.

  The number of shares outstanding of the registrant's common stock as of September 11, 1998 was 2,484,635,670.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the 1998 Annual Report to Shareholders are incorporated by reference into Parts I, II and IV. Portions of the definitive Proxy Statement dated September 25, 1998 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 11, 1998 are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             MICROSOFT CORPORATION

                                   FORM 10-K

                    FOR THE FISCAL YEAR ENDED JUNE 30, 1998

                                     INDEX

                                     PART I

 Item 1.  Business........................................................     1
 Item 2.  Properties......................................................    12
 Item 3.  Legal Proceedings...............................................    13
 Item 4.  Submission of Matters to a Vote of Security Holders.............    13

                                    PART II
 Item 5.  Market for Registrant's Common Stock and Related Stockholder
          Matters.........................................................    14
 Item 6.  Selected Financial Data.........................................    14
 Item 7.  Management's Discussion and Analysis of Results of Operations
          and Financial Condition.........................................    14
 Item 7a. Quantitative and Qualitative Disclosures about Market Risk......    14
 Item 8.  Financial Statements and Supplementary Data.....................    14
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosures...........................................    14

                                    PART III
 Item 10. Directors and Executive Officers of the Registrant..............    15
 Item 11. Executive Compensation..........................................    16
 Item 12. Security Ownership of Certain Beneficial Owners and Management..    16
 Item 13. Certain Relationships and Related Transactions..................    16

                                    PART IV
 Item 14. Exhibits, Financial Statement Schedules and Reports on Form 8-K.    17
 Signatures...............................................................    18

                                    PART I

ITEM 1. BUSINESS

GENERAL

  Microsoft Corporation (the "Company" or "Microsoft") was founded as a partnership in 1975 and incorporated in 1981. Microsoft develops, manufactures, licenses, and supports a wide range of software products, including scalable operating systems for intelligent devices, personal computers (PCs) and servers; server applications for client/server environments; business and consumer productivity applications; software development tools; and Internet and intranet software and technologies. The Company's interactive efforts include entertainment and information software programs, MSN(TM), the Microsoft Network online service; Internet-based services; and alliances with companies involved with other forms of digital interactivity. Microsoft also sells personal computer input devices and books, and researches and develops advanced technologies for future software products.

  Microsoft's business strategy emphasizes the development of a broad line of software products for business and personal use, marketed through multiple channels of distribution. The Company is divided into three main areas: the Product Group, the Sales and Support Group, and the Operations Group.

  The Platforms and Applications Product Group is comprised of three primary divisions, each responsible for a particular area of platform software development and marketing. The Platforms Group develops PC and server operating systems. The Applications and Tools Group creates server and desktop productivity applications and software development products. The Consumer Platforms Group develops system software for intelligent devices.

  The Interactive Media Product Group creates and markets productivity programs, interactive entertainment and information products, desktop finance products, and hardware peripherals. Interactive Media offerings include children's titles, games, reference sources, online informational services, and MSN. The Desktop Finance Division develops personal finance products. The Hardware Division develops PC peripherals such as the keyboard and mouse.

  Microsoft has a research lab dedicated to creating new technology in support of the Company's vision for the evolution of personal computing.

  The Sales and Support Group is responsible for building long-term business relationships with customers. This group is organized to serve various customer types, including original equipment manufacturers (OEMs), end-users, organizations, enterprises, application developers, Internet content providers
(ICPs) and infrastructure owners. Large enterprises are offered tailored license programs, enterprise-wide support, consulting services, and other specialized services. The group manages the channels that serve customers by working with OEMs, distributors, and resellers. In addition to the OEM channel, Microsoft has three major geographic sales organizations: the South Pacific and the Americas; Europe, the Middle East and Africa; and Asia. The group also supports the Company's products with technical support for end-users, developers, and organizations.

  The Operations Group is responsible for managing business operations and overall business planning. This includes the process of manufacturing and delivering finished goods and licenses; corporate functions such as finance, administration, human resources, and legal; and the publishing efforts of Microsoft Press.

PRODUCTS

 PLATFORMS

  The Platforms Group is responsible for development of the Microsoft(R) Windows(R) and Windows NT(R) operating systems including Microsoft Internet Explorer browsing software. PC operating systems perform a variety of functions, such as allocating computer memory, scheduling applications software execution, managing information and communication flow among the various PC components, and enabling end-users to access files and information from a variety of sources. The Windows NT operating system for servers is an enterprise-wide platform for building and deploying distributed applications for networked PCs. It also provides products for developing, running, and managing Internet and intranet applications and content. Component Object Model (COM) underlies a large majority of the new code developed for Windows and Windows NT operating systems. COM+, an extension of COM, builds on COM's integrated services and features, making it easier for developers to create and use software components in any language, using any tool.

 Windows PC Platforms

  Windows 98. The successor to Windows 95, Windows 98 is a personal computer operating system which provides a Web-oriented user interface, better system performance along with easier system diagnostics and maintenance. Windows 98 supports current graphics, sound, and multimedia technologies, provides the ability to easily add and remove peripheral devices with support for Universal Serial Bus (USB), and also enables the convergence of the PC and television. Windows 98 was released in June 1998.

  Windows 95. The successor to MS-DOS(R) and Windows 3.1, Windows 95 was released in August 1995; periodic service releases, system updates, and new device drivers have been made available to PC OEMs and end-users via the Internet on the Company's web site, http://www.microsoft.com. Windows 95 is a fully integrated, multitasking 32-bit operating system, designed to be compatible with Intel microprocessor-based PCs, most hardware devices, and applications for Windows 3.x and MS-DOS.

  Windows 3.x. Microsoft Windows 3.1 provides a graphical user interface and other enhancements for MS-DOS, a single-user, single-tasking operating system. Windows 3.1 supports 16-bit Windows-based applications, and offers ease of use, aesthetic appeal, and straightforward integration into corporate computing environments. Windows for Workgroups 3.11 integrates network and workgroup functionality directly into the Windows operating system.

 Windows NT Platforms

  Windows NT Workstation. A fully integrated, multitasking 32-bit PC operating system, Windows NT Workstation provides superior security, robustness, and portability. Windows NT Workstation is a multithreaded operating system for mission critical computing which provides the same features and applications programming interfaces (APIs) for Intel and Alpha AXP microprocessors. Microsoft Windows NT Workstation 4.0 features the Windows 95 interface and combines the ease of use of the Windows 95 operating system with the reliability and security of Windows NT.

  Windows NT Server. Windows NT Server is a powerful operating system foundation for both server applications and file and print sharing, with extensive network management features, administration tools, security, and high availability. Windows NT Server provides a scalable platform for business critical applications and databases, connectivity, system management, and e-mail servers. The operating system integrates Web services such as Microsoft Internet Information Server, a service used to manage intranet and Internet functionality and Microsoft FrontPage(R) Web site creation and management tool. Windows NT Server, Terminal Server Edition, an extension to the Windows NT Server product line, offers the application support of the Windows operating system platform with the existing low cost, centrally managed environment of the mainframe with terminal. Windows NT Server also includes Microsoft Transaction Server, a component-based transaction processing system for developing, deploying, and managing scalable enterprise, Internet and intranet server applications.

 APPLICATIONS AND TOOLS

  The Applications and Tools Group is responsible for desktop applications, application oriented server applications, developer tools, and web authoring tools.

 Desktop Applications

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

  Microsoft Office. Microsoft Office is a suite of software programs featuring seamless integration of the most commonly used desktop applications. Microsoft Office is based upon a document-centric concept, with common commands and extensive use of cross-application capabilities. Microsoft Office is available in several versions, with certain combinations of products available for the various operating system platforms. The most recent version for Windows, Microsoft Office 97, has enhanced Internet features such as integration with Microsoft Internet Explorer, a Web toolbar, the ability to save as an HTML format, connectivity to other Office documents or web sites via hyperlinks, and support for ActiveX(R) controls. Products offered in the various versions include the word processor Microsoft Word, Microsoft Excel spreadsheet, Microsoft PowerPoint(R) presentation graphics program, Microsoft Outlook(TM) messaging and collaboration client, Microsoft Access database, Microsoft Bookshelf(R) CD-ROM reference library, and others. The Microsoft Home Essentials(R) suite is marketed primarily toward users in the home.

  Microsoft Word. The Company's principal word processing program is Microsoft Word. Versions of Microsoft Word provide graphical word processing features, plus the ability to handle graphics, tables, spreadsheet data, charts, and images imported from other software programs.

  Microsoft Excel. The Company's spreadsheet program is Microsoft Excel. It is an integrated spreadsheet with PivotTable(R) dynamic views, database, and business graphics capabilities. Microsoft Excel allows full linking and embedding of objects that permits users to view and edit graphics or charts from other programs in the worksheet in which the object is stored. Microsoft Excel graphics capabilities can be linked to its spreadsheets to allow simultaneous changes to charts as changes are made to the spreadsheets.

  Microsoft PowerPoint. Microsoft PowerPoint is a presentation graphics program for producing transparencies, slides, overheads, and prints.

  Microsoft Access. Microsoft Access is a relational database management application that provides access to structured business data. Database products control the maintenance and utilization of structured data organized into a set of records or files.

  Microsoft Outlook. The Company's premier collaboration and messaging client is Microsoft Outlook. Outlook combines support for Internet standards-based messaging systems--including Microsoft Exchange Server--with integrated calendar, contact, and task-management features.

  Microsoft Project. Microsoft Project is a critical path project scheduling and resource allocation program. The product can perform as a budgeting, monitoring, and cost estimating tool for large business projects and as a critical path and schedule planning tool.

  Other Productivity Products. The Company also offers other productivity products. Microsoft Publisher is an easy-to-use, entry-level desktop publishing program. Microsoft FrontPage is a Web site creation and management tool for Web sites on the Internet or intranets.

 Server Applications

  Based on Windows NT Server, the Microsoft BackOffice(R) family of server applications is an integrated suite of software products that include file and print services, applications, database, messaging, groupware, desktop management, Internet access, transaction processing, and host connectivity. BackOffice enables organizations to share information, collaborate, and manage and deploy business-critical applications. Microsoft

BackOffice Small Business Server is designed for smaller companies of 25 users or less as an integrated solution for sharing files, databases, printers, electronic mail, fax services, applications, and other resources.

  Microsoft Exchange Server. The Company's messaging and collaboration server is Microsoft Exchange Server, which provides e-mail, group scheduling, task management, and document routing capabilities. Exchange Server offers a scalable, reliable, and secure environment for multiple clients and Internet protocols are part of the core server architecture. It also includes tools to create rich collaboration applications.

  Microsoft SQL Server. Microsoft SQL Server(TM) version is a scalable, high-performance database management system designed specifically for distributed client/server computing. Its built-in data replication, management tools, Internet integration, and open system architecture provide a Windows NT-based platform for delivering cost-effective information solutions.

  Other Servers. Microsoft Proxy Server creates a single, secure gateway to the Internet; Microsoft SNA Server provides connectivity to host data and applications; and Microsoft Systems Management Server centrally manages this distributed environment. Microsoft Site Server allows a comprehensive management of sophisticated Web sites and their content. Microsoft Site Server Commerce helps businesses engage customers and partners with the creation of cost-effective commerce sites and applications, targeted online advertising and marketing, and personalized promotion.

 Developer Tools

  The Developer Tools Division provides software development tools and technical information to Internet applications developers and developers for Windows. These products and services empower independent software developers, corporate developers, solutions developers, and Webmasters to create a broad spectrum of applications, primarily for Windows 32-bit operating systems, but also for the platform-independent Internet and intranets.

  Software development tools and computer languages allow software developers to write programs in a particular computer language and translate programs into a binary machine-readable set of commands that activate and instruct PC hardware. The Company develops and markets a number of software development environments, and language compilers. Microsoft Visual C++(R) is the Company's development system for Windows-based application development. The Microsoft Visual Basic(R) development system provides easy access to a wide variety of data sources by integrating the Microsoft Access database engine and the ability to take advantage of investments in commercial applications through ActiveX controls. The Visual InterDev(TM) Web Development System includes integrated, team-based development tools for building data-driven Web applications based on HTML, Script, and components written in any language. Microsoft Visual J++(TM) development system for Java contains a high productivity Integrated Development Environment and a collection of integrated components to create, test, tune, and deploy Java code on multiple platforms using ActiveX controls. Microsoft Visual Studio(R) development system is a suite of developer tools enabling developers to build components and applications using Visual Basic, Visual C++, Visual FoxPro(R) database development system, Visual InterDev, and Visual J++.

  The Company provides third-party software developers with a wide range of technical and support information that assists them in developing software products intended to run on Windows operating systems, taking advantage of key technologies such as ActiveX controls and Windows 32-bit APIs. Developers can subscribe to the Microsoft Developer Network (MSDN(TM)) information service and receive periodic updates via CD-ROMs, magazines, and several on-line information services.

 CONSUMER PLATFORMS

  The Consumer Platforms Group delivers software and platform technologies that extend the benefits of Windows and Windows-compatible solutions for a broad range of intelligent business and consumer devices, including handheld PCs, Palm-sized PCs, wireless-communication devices such as digital information pagers and cellular smart phones, next-generation entertainment and multimedia consoles including game players, and purpose-built Internet access devices such as Internet TVs, digital set-top boxes and Internet "Web phones."

The Consumer Platforms Group also is responsible for systems integration of products and technologies that public network operators and corporate customers need for a variety of Internet and intranet-based applications.

  Windows CE. Microsoft develops Windows CE, a scaleable Windows platform for a broad range of communications, entertainment, and mobile computing devices. The Windows CE operating system is built around an API that is consistent with other 32-bit Windows-based operating systems, which allows developers and programmers to use the same development tools and communication protocols to create applications for Windows CE-powered devices. Windows CE allows information appliances to communicate with each other, share information with Windows-based PCs, and connect to the Internet. Windows CE is developed for PC companions, including handheld PCs, palm-size PCs, and auto PCs, vertical market devices, and home products. Microsoft teams up with hardware companies that build Windows CE-based devices and who understand the needs of vertical markets such as automotive, retail, manufacturing, education, healthcare, telecommunications, or broadcast.

  WebTV. In August 1997, Microsoft acquired WebTV Networks, Inc., an online service that enables consumers to experience the Internet through their televisions via set-top terminals based on WebTV(TM) technologies. WebTV operates the WebTV Network Service and develops the WebTV Internet Terminal and WebTV Plus Receiver, which are available through the company's licensees. Future versions of the set-top terminals will use the Windows CE operating system.

INTERACTIVE MEDIA

  The Interactive Media Group develops and markets interactive entertainment and information products across a variety of media, including the Internet, MSN, the Microsoft Network, and CD-ROM.

  Learning, Entertainment and Productivity. Reference titles include Microsoft Encarta(R) and Microsoft Bookshelf. The Encarta multimedia encyclopedia database blends text in articles with innovative, interactive information presented through animations, videos, maps, charts, sounds, and pictures. Bookshelf is a multimedia reference library that integrates a dictionary, world atlas, world almanac, thesaurus, concise encyclopedia, and two books of quotations. The Expedia(R) travel series product line offers global positioning system (GPS)-compatible maps and travel planning in an easy-to-use format.

  Titles for children include My Personal Tutor, a comprehensive three CD-ROM learning suite, and a series of products based on the popular children's book and television series, Scholastic's The Magic School Bus(TM).

  The Company offers a line of entertainment products. Microsoft Flight Simulator is a popular aircraft flight simulation product available for Windows, MS-DOS, and Macintosh operating systems. Other games include Age of Empires(R), Monster Truck Madness(TM), Microsoft Golf, and other sports and action titles. Most games are available for the Windows 32-bit environment. The Microsoft Internet Gaming Zone is a gaming community on the Internet allowing multiplayer gaming competitions of popular CD-ROM games and classic card, board, and puzzle games.

  Microsoft's productivity offerings include Microsoft Works, an integrated software program that contains basic word processing, spreadsheet, and database capabilities that allows the easy exchange of information from one tool to another. Home Essentials, an integrated software program, allows consumers to complete home PC tasks using Microsoft Word, Microsoft Encarta, Microsoft Money, Microsoft Works, Microsoft Greetings Workshop, Microsoft Internet Explorer, and the Microsoft Entertainment Pack-The Puzzle Collection.

  Interactive Service Media. The Company is developing an online decision support infrastructure for end-users in such fields as automobiles, retail, entertainment, and travel. Microsoft CarPoint(TM) online automotive service provides current and objective information for new car purchases, including test drive reviews, dealer invoices, and surround videos. Additionally, CarPoint features interactive classifieds for used car purchasing and a new car buying service. Comprised of a national network of dealers, this service refers customers to nearby dealers. Microsoft Sidewalk(TM) online city guide is a personalized city guide to local entertainment. The Sidewalk editorial team provides previews, reviews and even customized suggestions about entertainment events in Seattle, New York, Boston, Minneapolis/St. Paul, Washington, D.C., San Diego, Denver, Houston, San Francisco, and Sydney, Australia, with city guides scheduled to launch in additional cities. Microsoft Expedia(TM) travel service is a free service on the Web and MSN, which enables users to find low fares, book flights, make hotel reservations, and rent cars. Expedia also offers a comprehensive source of information for more than 330 destinations including photos, historical information, and local details. Microsoft HomeAdvisor online real estate service is a complete guide to the home-buying process and provides comprehensive tools for finding homes and loans on the Internet. With HomeAdvisor(R), users can find a home, qualify and apply for a loan online, calculate financing options, and gain real estate industry knowledge.

  The Microsoft Network. MSN is a Web-based interactive online service. MSN provides easy and inexpensive access for users to a wide range of graphically rich online content. The online service provides access to the Internet, a free Web-based electronic mail account through Hotmail, bulletin boards, and a myriad of additional services offered by Microsoft and by ICPs.

  Joint Ventures. The Company has entered into joint venture arrangements to take advantage of creative talent and content from other organizations. Microsoft owns 50 percent of DreamWorks Interactive L.L.C., a software company that develops interactive and multimedia products. DreamWorks SKG owns the remaining 50 percent. Microsoft owns 50 percent of MSNBC Cable L.L.C., a 24-hour cable news and information channel; and 50 percent of MSNBC Interactive News L.L.C., an interactive online news service. National Broadcasting Company
(NBC) owns the remaining 50 percent of these two joint ventures. Microsoft is an investor in MSFDC L.L.C., a joint venture between Microsoft and First Data Corp. MSFDC has announced that it is changing its name to TransPoint and Citibank will make an equity investment in the venture. The venture is developing an Internet bill delivery and payment service called TransPoint E-Bills.

  Desktop Finance. Desktop Finance develops and markets consumer finance products and manages relationships with financial institutions to develop online deliver systems for customers. Microsoft Money is a financial organization product that allows users to computerize their household finances. Microsoft Money is available for systems running Microsoft Windows 32-bit operating systems and provides online home-banking services with numerous different banks in the U.S.

  Microsoft Investor is an online investing site that provides a comprehensive offering of information and services designed to help personal investors make investment decisions, track their securities and understand the market. A blend of free and subscription-based services, Investor provides portfolio tracking and analysis, company and mutual fund research, an investment finder, daily editorial and market summaries, electronic mail notifications and alerts, and access to online trading through leading financial services firms.

  Hardware Peripherals. The Company's major PC input device is the Microsoft Mouse, a hand-held pointing device that facilitates use of a PC. The Microsoft IntelliMouse(R) pointing device is a mouse with a center positioned wheel which provides transfer zooming, scrolling and data zooming in Microsoft Windows 32-bit operating systems, Microsoft Internet Explorer, and Microsoft Office 97. Microsoft also offers a mouse designed for the home and a mouse for young children. The Company also markets the Microsoft Natural(R) Keyboard, an ergonomically designed keyboard. Additionally, Microsoft sells various Microsoft Sidewinder(R) Game Controllers and Force Feedback joysticks with realistic performance technology for use with PC games. ActiMates(TM) Interactive Barney is a two-way interactive, talking and moving, wireless plush character peripheral for young children that operates via programming from CD-ROM (PC mode) or a VHS (TV mode) and on-board ROM chip (Standalone mode).

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

  In order to best serve the needs of users around the world, Microsoft "localizes" many of its products to reflect local languages and conventions. In French versions, for example, all user messages and documentation are in French with monetary references in French francs. Various Microsoft products have been localized into more than 30 languages.

  During fiscal years 1996, 1997, and 1998, the Company spent $1.43 billion, $1.93 billion, and $2.50 billion, respectively, on product research and development activities. Those amounts represented 16.5%, 16.9%, and 17.3%, respectively, of revenue in each of those years, excluding funding of joint venture activity. The Company is committed to continue high expenditures for research and product development.

MANUFACTURING

  Microsoft contracts most of its manufacturing activity with third parties. Outside manufacturers produce various retail software packaged products and hardware such as mouse pointing devices, keyboards, and joysticks. There are other custom manufacturers in the event that outsourced manufacturing becomes unavailable from current sources.

  The Company's manufacturing facilities are located in Puerto Rico and Ireland. The Irish facility and the Puerto Rico facilities replicate disks. Microsoft outsources its manufacturing of packaged products. Quality control tests are performed on purchased parts, finished disks and CD-ROMs, and other products. The chief materials and components used in Microsoft products include disks or CD-ROMs, books, and multicolor printed materials. The Company is often able to acquire component parts and materials on a volume discount basis. The Company has multiple sources for raw materials, supplies, and components.

  In recent years the Company's sales mix has shifted to OEM and organizational licenses from packaged products. Also, online distribution of software may increase in the future.

OPERATIONS

  Microsoft manages all product fulfillment, licensing, and logistic services. The company has regional operation centers in Ireland and the Greater Seattle area. The regional centers support all operations activities, including information processing, vendor management, logistics, and related supporting functions by geographical regions. The regional center in Dublin, Ireland supports the European, African and Middle East regions, and the center in the Greater Seattle area supports North and South America. The company is establishing a regional operations center in Singapore for the Asia Pacific region and plans to consolidate its sales operation. The company established Microsoft Licensing Incorporated (MSLI) in Reno, Nevada, a wholly owned subsidiary, which manages the company's OEM licensing operations.

MARKETING AND DISTRIBUTION

  Microsoft aligns its sales and marketing staff with several customer types, including OEMs, end-users, organizations, enterprises, applications developers, educators, and Internet content providers (ICPs) and infrastructure owners. The Company's sales and marketing group seeks to build long-term relationships with customers of Microsoft products. In addition to the OEM channel, Microsoft has three major geographic sales and marketing organizations: the South Pacific and the Americas; Europe, the Middle East and Africa; and Asia.

  The OEM customer unit includes the sales force that works with original equipment manufacturers that preinstall Microsoft software on their PCs.

  The end-user customer unit has responsibility for activities that target end-users that make individual buying decisions for the PCs they use at work or home. Most sales and marketing activities aimed at end-user customers are performed by this unit, including developing and administering reseller relationships; reseller sales terms and conditions; channel marketing and promotions; end-user marketing programs; and seminars, events, and sales training for resellers. The customer unit's sub-segments include direct marketing resellers and retailers. The key products marketed by the end-user customer unit are the Company's PC operating systems, desktop applications, and interactive media products.

  The organization customer unit has responsibility for activities that target groups of users in small and medium organizations. The unit works with channel partners such as distributors, aggregators, value-added resellers, and Solution Providers to provide complete business solutions to this customer segment. The unit's sales and marketing activities include managing technical training programs for Solution Providers (described below) and channel resellers; and supporting and providing seminars, events, and sales training for channel partners. The Company works with the partners to provide software and support to a broad range of small and medium size organizations. The organization customer unit also runs the Microsoft Certified Professional program, which ensures the quality of Microsoft training for individuals and corporations.

  The enterprise customer unit has responsibility for sales and marketing activities that target large organizations. The unit works directly with these organizations, and through large account resellers, to create and support enterprise-wide, mission critical solutions for business computing needs. The enterprise customer unit also provides seminars and forums to familiarize enterprises with technology issues and solutions.

  The application developers customer unit targets corporate developers and independent software vendors (ISVs) who build business applications with a development platform based on Microsoft Windows and BackOffice architecture. The unit's sales and marketing activities include providing industry specific technical training, seminars, and events for ISVs. The application developers customer unit also focuses on vertical and horizontal industries and their associated software applications. A key focus of the group is Microsoft Developer Tools.

  The education customer unit works with key education groups and other industry partners to provide programs and technology tools that help them expand and enhance learning opportunities for students. The education customer unit has three primary areas, including higher education, K-12, and management of the education channel and resellers.

  The Internet customer unit is responsible for introducing the Company's products and technologies to the public infrastructure owners and ICPs. The customer unit also focuses on embedded and dedicated systems. Infrastructure owners include network operators (telephone companies, cable companies, Internet service providers, etc.) who build, own, and operate the public networks and ICPs who provide content for the Web.

FINISHED GOODS CHANNELS

  Distributors and Resellers. The Company markets its products in the finished goods channels primarily through independent non-exclusive distributors and resellers. Distributors include CHS Electronics, Computer 2000, Inacom, Ingram Micro, Soft Bank, Tech Data, and Merisel. Resellers include Software Spectrum, Corporate Software & Technology, CompUSA, Software House International, Softmart, ASAP Software Express, and Best Buy. Microsoft has a network of field sales representatives and field support personnel who solicit orders from distributors and resellers and provide product training and sales support.

  Large Accounts. The Microsoft Select program offers flexible software acquisition, licensing, and maintenance options specially customized to meet the needs of large multinational organizations. Targeted audiences include technology specialists and influential end-users in large enterprises. Marketing efforts and fulfillment are generally coordinated with large account resellers. The Microsoft OPEN program is a licensing program that is targeted for small and medium size organizations. It is available through the reseller channel and offers discounts based on initial purchase volumes.

  Solution Providers. Microsoft's Solution Providers program is a comprehensive support relationship with independent organizations that provide network and system integration, custom development, training, and technical support for business computing solutions. The program supports value-added resellers (VARs), system integrators, consultants, custom application developers, solution developers, Internet service and hosting organizations, independent content providers, and sitebuilders (companies that build Web sites for other companies), as well as technical support and training organizations. Under this business partnership strategy, the Company provides sales and product information, development services, early access to Microsoft products, and customer support tools including priority telephone support, education, and business development support. To ensure high-quality technical services for the Company's products, Microsoft Solution Providers are required to have Microsoft-certified professionals on staff. Microsoft Direct Access is a comprehensive and open program that allows independent technology providers to actively engage with Microsoft through the Microsoft Direct Access program online, quarterly briefings, training, and action packs.

  Consulting Services. The Company's Consulting Services Division assists customers in deploying and using the Company's computer operating systems, applications, and communications products. The group works with Solution Providers and helps create enterprise-wide computing solutions for large corporate accounts.

  International Sales Sites. The Company has established marketing and/or support subsidiaries in more than 60 countries. Product is generally delivered by the Company's owned or outsourced manufacturing operations. They also spend a significant portion of their time working with partners to help them become more proficient at providing these technical services. Notes to Financial Statements--(see Item 8) describe foreign operations and export sales.

  The Company's international operations, both OEM and finished goods, are subject to certain risks common to foreign operations in general, such as governmental regulations, import restrictions, and foreign exchange rate fluctuations. Microsoft hedges a portion of its foreign exchange risk.

OEM CHANNEL

  Microsoft operating systems are licensed primarily to OEMs under agreements that grant the OEMs the right to distribute copies of the Company's products with their computers. The Company also markets and licenses certain desktop applications, hardware, and interactive media programs to OEMs under similar arrangements. In almost all cases, the products are distributed under Microsoft trademarks. The Company has OEM agreements covering one or more of its products with virtually all of the major PC OEMs, including, Acer, Compaq, Dell, Fujitsu/ICL, Gateway 2000, Hewlett-Packard, IBM, NEC Packard Bell, Samsung, Siemens, Toshiba, and Vobis.

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

CUSTOMERS

  The Company's customers include end-users, organizations, enterprises, ISPs, application developers, and OEMs. Most end-users of Microsoft products are individuals in businesses, government agencies, educational institutions, and at home. The end-users and organizations obtain Microsoft products primarily through resellers and OEMs, which include certain Microsoft products with their hardware. Notes to Financial Statements (see Item 8) describe customers that represent more than 10% of the Company's revenue. The Company's practice is to ship its products promptly upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

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

  Users have access to troubleshooting "wizards" and Microsoft's KnowledgeBase, a library of thousands of technical articles that is updated regularly with useful information regarding Microsoft products. Microsoft provides access to KnowledgeBase via MSN, America Online, Prodigy, and the Internet. Additionally, several support offerings include Microsoft TechNet and Microsoft Developer Network information subscription services.

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

COMPETITION

  The PC software business is intensely competitive and subject to extremely rapid technological change. Microsoft faces formidable competition in all areas of its business activity, including competition from many companies much larger than Microsoft. The rapid pace of technological change continually creates new opportunities for existing competitors and start-ups and can quickly render existing technologies less valuable. The Company also faces constant competition from software pirates who unlawfully copy and distribute Microsoft's copyrighted software products.

  Operating systems. Microsoft's operating system products face substantial competition from a wide variety of companies. Major competitors such as IBM, Apple Computer, Compaq (Digital Equipment Corporation), Hewlett-Packard, Sun Microsystems and others are vertically integrated in both software development and hardware manufacturing and have developed operating systems that they preinstall on computers of their own manufacture. Many of these operating system software products are also licensed to third-party OEMs for preinstallation on their machines. Microsoft's operating system products compete with UNIX-based operating systems from a wide range of companies including IBM, AT&T, Hewlett-Packard, Sun Microsystems, The Santa Cruz Operation, and others. Variants of UNIX run on a wide variety of computer platforms and have gained increasing acceptance as desktop operating systems. Over the past year the Linux operating system has gained increasing acceptance, and leading software developers such as Oracle and Corel have announced that they will develop applications that run on Linux. As PC technology increasingly moves toward connectivity and communications, Microsoft's operating system products will face increased competition from network server operating systems such as Novell's NetWare, Banyan's Vines, the many variants of UNIX, IBM's OS/2, "middleware" products such as IBM's Lotus Notes, and intranet servers from Netscape, IBM, Sun Microsystems, and others.

  Business systems. The Company is a fairly recent entrant into the business of providing enterprise-wide computing solutions. Several competitors enjoy a larger share of sales and larger installed bases. Many companies offer operating system software for mainframes and midrange computers, including IBM, Hewlett-Packard, and Sun Microsystems. Since legacy business systems are typically support-intensive, these competitors also offer substantive support services. Software developers that provide competing server applications for PC-based distributed client/server environments include Oracle, IBM, Computer Associates, Sybase, and Informix. There are also several software vendors who offer connectivity servers. As mentioned above, there are numerous companies and organizations that offer Internet and intranet server software which compete against the Company's business systems. Additionally, IBM has a large installed base of Lotus Notes and cc:Mail, both of which compete with the Company's collaboration and e-mail products.

  Desktop applications. The Company's competitors include many software application vendors, such as IBM (Lotus), Oracle, Apple (Filemaker, Inc.), Corel, and local application developers in Europe and the Far East. IBM and Corel have large installed bases with their spreadsheet and word processor products, respectively, and both have aggressive pricing strategies. Also, IBM and Apple preinstall certain of their software products on various models of their PCs, competing directly with Microsoft desktop application software.

  Developer tools. The Company's developer products compete against offerings from Borland, Macromedia, Oracle, Sun Microsystems, Sybase, Symantec, and other companies.

  News services. The Company's MSNBC joint ventures face formidable competition from other 24-hour cable and Internet news organizations such as CNN, CNN Headline News, and Fox News Network. MSNBC also competes with traditional news media such as newspapers and broadcast TV and Internet news services.

  Consumer platforms. A wide variety of companies develop operating systems for information appliances, including Apple, Motorola, 3Com, Psion Software, and others. The Company's nascent WebTV offerings and other multimedia consumer products face competitors such as Sun Microsystems, Oracle, NetChannel, and others. An enormous range of companies, including media conglomerates, telephone companies, cable companies, retailers, hardware manufacturers, and software developers, are competing to make interactive services widely available to the home.

  Internet platforms and services. The advent of the Internet as a computing, communication, and collaboration platform as well as a low cost and efficient distribution vehicle increases competition and creates uncertainty as to future technology directions. The Company faces intense competition in the development and marketing of Internet (and intranet) software from a wide variety of companies and organizations including IBM, Netscape, Novell, Oracle, Real Networks, Sun Microsystems', and many others. In addition, the very low barriers to entry on the Internet have allowed numerous Web-based service companies to build significant businesses in areas such as electronic mail, electronic commerce, Web search engines, directories, and information of numerous types. Competitors include Netscape, Lycos, Yahoo, Excite, Infoseek, CitySearch, and many others.

  Online services. Microsoft's online services network, MSN, faces formidable competition from America Online and other traditional online services as well as a vast array of sites on the World Wide Web that offer content of all types and email, chat, search and shopping services, among other things.

  Interactive media. The Company's Interactive Media division faces many smaller but focused and branded competitors, particularly in the areas of entertainment and education. Consolidation in this area of software development has made certain competitors even stronger. Competitors include Intuit, Electronic Arts, The Learning Company (including Softkey, MECC, Broderbund, and Compton's), Voyager, Cendant (including Sierra On Line, Knowledge Adventures, and Davidson Associates), and Dorling Kindersley. Still other competitors own branded content, such as Disney and Lucas Arts.

  Additionally, PC-based games are increasingly competing head-to-head against games created for proprietary systems such as Nintendo, Sony PlayStation, and Sega. Input devices face substantial competition from computer manufacturers, since computers are typically sold with a keyboard and mouse, and other manufacturers of these devices.

  A number of Microsoft's most significant competitors, including IBM, Sun Microsystems, Oracle, and Netscape, are collaborating with one another on various initiatives directed at competition with Microsoft. These initiatives relate in part to efforts to move software from individual PCs to centrally-managed servers. While the likely technological and business success of such "thin client" strategies is currently unknown, widespread adoption of such computing systems would present significant challenges to the Company's historical business model.

  The Company's competitive position may be adversely affected by one or more of these factors in the future, particularly in view of the fast pace of technological change in the software industry.

EMPLOYEES

  As of June 30, 1998, the Company employed 27,055 people on a full-time basis, 18,425 in the U.S. and 8,630 internationally. Of the total, 10,019 were in product research and development, 13,547 in sales, marketing, and support, 1,142 in manufacturing and distribution, and 2,347 in finance and administration. Microsoft's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees are subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

ITEM 2. PROPERTIES

  The Company's corporate offices consist of approximately 5.2 million square feet of office building space located in King County, Washington. There are two sites that total approximately 300 acres of land. The Company recently completed the construction of three office buildings comprising approximately 565,000 square feet of space and is constructing a set of office buildings with approximately 418,000 square feet of space. This site will be occupied in the winter of 1999. The Company owns all of its corporate campus.

  The Company entered into a build to suit lease agreement in the San Francisco, CA, Bay Area. This campus when complete will be approximately 515,000 square feet. It is scheduled to open in the spring of 1999.

  The Company leases a 45,000 square foot disk duplication facility in Humacao, Puerto Rico. The Puerto Rico facility, which began operation in April 1990, is leased under a 10-year lease, with an option to renew for an additional 10 years. The Company's European manufacturing operation consists of a 161,000 square foot facility situated on 12 acres in Dublin, Ireland. The Ireland site also includes office buildings with 157,000 square feet for international localization. The Ireland facilities are fully owned by the Company. In Les Ulis, France, the Company owns a 199,000 square foot office building on four acres of land. In the United Kingdom, the Company owns 3 building that total 230,000 square feet. The Company is going to execute a sale lease back on this property during the next fiscal year.

  In addition, the Company leases office space in numerous locations in the United States and many other countries.

  The Company's facilities are fully utilized for current operations and suitable additional space is available to accommodate expansion needs.

ITEM 3. LEGAL PROCEEDINGS

  The information set forth in Notes to Financial Statements--Contingencies on page 45-46 of the 1998 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.4.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1998.

                                    PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

  The information set forth on page 48 of the 1998 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.1.

ITEM 6. SELECTED FINANCIAL DATA

  The information set forth on page 1 of the 1998 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

  The information set forth on pages 27-33 of the 1998 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

ITEM 7a. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The information set forth on pages 27-33 of the 1998 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

  The following financial statements and supplement data for the Company and independent auditors' report set forth on pages 26 and 34-49 of the 1998 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.4.

  . Income Statements for the three years ended June 30, 1998

  . Cash Flows Statements for the three years ended June 30, 1998

  . Balance Sheets as of June 30, 1997 and 1998

  . Stockholders' Equity Statements for the three years ended June 30, 1998

  . Notes to Financial Statements

  . Independent Auditors' Report

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

  None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

  Information with respect to Directors may be found under the caption "Election of Directors and Management Information" on pages 1 and 2 of the Company's Proxy Statement dated September 25, 1998, for the Annual Meeting of Shareholders to be held November 11, 1998 (the "Proxy Statement"). Such information is incorporated herein by reference.

  The executive officers of Microsoft as of September 11, 1998 were as follows:

   NAME                          AGE  POSITION WITH THE COMPANY
   ----                          ---  -------------------------
   William H. Gates............   42   Chairman of the Board; Chief Executive
                                       Officer
   Steven A. Ballmer...........   42   President
   Robert J. Herbold...........   56   Executive Vice President; Chief
                                       Operating Officer
   Frank M. (Pete) Higgins.....   40   Group Vice President, Interactive Media
   Paul A. Maritz..............   43   Group Vice President, Platforms and
                                       Applications
   Nathan P. Myhrvold..........   39   Group Vice President, Chief Technology
                                       Officer
   Jeffrey S. Raikes...........   40   Group Vice President, Sales and Support
   James E. Allchin............   46   Senior Vice President, Personal and
                                       Business Systems
   Orlando Ayala Lozano........   42   Senior Vice President, South Pacific
                                       and Americas Region
   Joachim Kempin..............   56   Senior Vice President, OEM, Internet
                                       Customer Unit, Embedded Systems
   Michel Lacombe..............   47   Senior Vice President, Europe, Middle
                                       East, and Africa Region; President,
                                       Microsoft Europe
   Robert L. Muglia............   38   Senior Vice President, Applications and
                                       Tools Division
   Craig Mundie................   49   Senior Vice President, Consumer
                                       Platforms Division
   William H. Neukom...........   56   Senior Vice President, Law and
                                       Corporate Affairs; Secretary
   Bernard P. Vergnes..........   53   Senior Vice President, Microsoft;
                                       Chairman, Microsoft Europe
   Gregory B. Maffei...........   38   Vice President, Finance; Chief
                                       Financial Officer

  Mr. Gates co-founded Microsoft in 1975 and has been its Chairman of the Board and Chief Executive Officer since the original partnership was incorporated in 1981.

  Mr. Ballmer was named President in July 1998 and had been Executive Vice President, Sales and Support since February 1992. He had been Senior Vice President, Systems Software since 1989. From 1984 until 1989, Mr. Ballmer served as Vice President, Systems Software. He joined Microsoft in 1980.

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

  Mr. Raikes was named Group Vice President, Sales and Support in July 1998. He had been Group Vice President, Sales and Marketing since July 1996. He was named Senior Vice President, Microsoft North America in January 1992 and had been Vice President, Office Systems since 1990. Mr. Raikes joined Microsoft in 1981.

  Mr. Allchin was named Senior Vice President, Personal and Business Systems in February 1996. He was named Senior Vice President, Business Systems Division in November 1994 and had been Vice President, Business Systems Division, since July 1991. Mr. Allchin joined Microsoft in 1991.

  Mr. Ayala was named Senior Vice President of South Pacific and Americas Region in February 1998. He had been Vice President of the developing markets of Africa, India, the Mediterranean and Middle East, Latin America, Southeast Asia and the South Pacific. He joined Microsoft in May 1991 as Senior Director of the Latin America Region.

  Mr. Kempin was named Senior Vice President, OEM, Internet Customer Unit, Embedded Systems in February 1998. He had been Senior Vice President, OEM Sales since August 1993. He had been Vice President, OEM Sales since 1987. Mr. Kempin joined Microsoft in 1983.

  Mr. Lacombe is President, Microsoft Europe. He was named Senior Vice President, Europe, Middle East, and Africa Region in February 1998. He had been President, Microsoft Europe and Senior Vice President, Microsoft since July 1997. He had been Vice President, Europe since September 1995 and Vice President, End User Customer Unit, Europe since April 1994. Mr. Lacombe had been Regional Director of Southern Europe from May 1991. Mr. Lacombe joined Microsoft in 1983.

  Mr. Muglia was named Senior Vice President, Applications and Tools Division in February 1998. He had been Vice President of the Server Applications Division since 1997 and was Vice President of Developer Tools since 1995. He joined Microsoft in January 1988.

  Mr. Mundie was named Senior Vice President, Consumer Platforms Division in February 1996. He was named Senior Vice President, Consumer Systems in May 1995 and had been Vice President, Advanced Consumer Technology since July 1993. He joined Microsoft as General Manager, Advanced Consumer Technology in December 1992.

  Mr. Neukom was named Senior Vice President, Law and Corporate Affairs in February 1994. He joined Microsoft in 1985 as Vice President, Law and Corporate Affairs.

  Mr. Vergnes is a Senior Vice President and Chairman, Microsoft Europe. He was named President, Microsoft Europe in April 1992. He had been Vice President, Europe since 1989. Mr. Vergnes joined Microsoft in 1983.

  Mr. Maffei was named Vice President, Finance and Chief Financial Officer in July 1997. He was named Vice President, Corporate Development in July 1996 and Treasurer in April 1994. He joined Microsoft in April 1993 as Director, Business Development & Investments.

ITEM 11. EXECUTIVE COMPENSATION

  The information in the Proxy Statement set forth under the captions "Information Regarding Executive Officer Compensation" on pages 4 through 6 and "Information Regarding the Board and its Committees" on page 2 is incorporated herein by reference.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

  The information set forth under the caption "Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management" on page 3 of the Proxy Statement is incorporated herein by reference.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

  The information set forth in Notes to Financial Statements -- Acquisition on page 44 of the 1998 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.4.

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

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of fiscal 1998.

  (c) Exhibit Listing

     EXHIBIT
     NUMBER  DESCRIPTION
     ------- -----------
       3.1   Restated Articles of Incorporation (1)
       3.2   Bylaws (1)
      10.1   Microsoft Corporation 1991 Stock Option Plan (2)
      10.2   Microsoft Corporation 1981 Stock Option Plan (3)
      10.3   Microsoft Corporation Stock Option Plan for Non-Employee Directors
             (1)
      10.4   Microsoft Corporation Stock Option Plan for Consultants and
             Advisors (1)
      10.5   Microsoft Corporation 1997 Employee Stock Purchase Plan (2)
      10.6   Microsoft Corporation Savings Plus Plan (1)
      10.7   Trust Agreement dated June 1, 1993 between Microsoft Corporation and First Interstate Bank of Washington (4)
      10.8   Form of Indemnification Agreement (4)
      11.    Computation of Earnings Per Share (5)
      13.1   Quarterly and Market Information Incorporated by Reference to Page
             48 of 1998 Annual Report to Shareholders ("1998 Annual Report")
      13.2   Selected Financial Data Incorporated by Reference to Page 1 of
             1998 Annual Report
      13.3   Management's Discussion and Analysis of Results of Operations and
             Financial Condition Incorporated by Reference to Pages 27-33 of
             1998 Annual Report
      13.4   Financial Statements Incorporated by Reference to Pages 26 and 34-
             49 of 1998 Annual Report
      21.    Subsidiaries of Registrant Incorporated by Reference to Page 50 of
             1998 Annual Report
      23.    Independent Auditors' Consent
      27.    Financial Data Schedule

--------
(1) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1994.
(2) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1997.
(3) Incorporated by reference to Registration Statement 33-37623 on Form S-8.
(4) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1993.
(5) Incorporated by reference to Exhibit 13.4 filed herein.

                                  SIGNATURES

  PURSUANT TO THE REQUIREMENTS OF SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934, THE REGISTRANT HAS DULY CAUSED THIS REPORT TO BE SIGNED ON ITS BEHALF BY THE UNDERSIGNED, THEREUNTO DULY AUTHORIZED, IN THE CITY OF REDMOND, STATE OF WASHINGTON, ON SEPTEMBER 23, 1998.

                                          MICROSOFT CORPORATION

                                          By      /s/ Gregory B. Maffei
                                          _____________________________________
                                                    Gregory B. Maffei
                                             Vice President, Finance; Chief
                                                    Financial Officer

  PURSUANT TO THE REQUIREMENTS OF THE SECURITIES EXCHANGE ACT OF 1934, THIS REPORT HAS BEEN SIGNED BELOW BY THE FOLLOWING PERSONS ON BEHALF OF THE REGISTRANT AND IN THE CAPACITIES INDICATED ON SEPTEMBER 23, 1998.

              SIGNATURE                                TITLE
              ---------                                -----

/s/ William H. Gates                   Chairman of the Board of Directors and
______________________________________ Chief Executive Officer
   William H. Gates

/s/ Paul G. Allen                      Director
______________________________________
   Paul G. Allen

/s/ Jill E. Barad                      Director
______________________________________
   Jill E. Barad

/s/ Richard A. Hackborn                Director
______________________________________
   Richard A. Hackborn

/s/ David F. Marquardt                 Director
______________________________________
   David F. Marquardt

/s/ Robert D. O'Brien                  Director
______________________________________
   Robert D. O'Brien

/s/ Wm. G. Reed, Jr.                   Director
______________________________________
   Wm. G. Reed, Jr.

/s/ Jon A. Shirley                     Director
______________________________________
   Jon A. Shirley

/s/ Gregory B. Maffei                  Vice President, Finance; Chief
______________________________________ Financial Officer (Principal Financial
   Gregory B. Maffei                   and Accounting Officer)

                                 EXHIBIT INDEX

 NUMBER DESCRIPTION
 ------ -----------
   3.1  Restated Articles of Incorporation (1)
   3.2  Bylaws (1)
  10.1  Microsoft Corporation 1991 Stock Option Plan (2)
  10.2  Microsoft Corporation 1981 Stock Option Plan (3)
  10.3  Microsoft Corporation Stock Option Plan for Non-Employee Directors (1)
  10.4  Microsoft Corporation Stock Option Plan for Consultants and Advisors
        (1)
  10.5  Microsoft Corporation 1997 Employee Stock Purchase Plan (2)
  10.6  Microsoft Corporation Savings Plus Plan (1)
  10.7  Trust Agreement dated June 1, 1993 between Microsoft Corporation and
        First Interstate Bank of Washington (4)
  10.8  Form of Indemnification Agreement (4)
  11.   Computation of Earnings Per Share (5)
  13.1  Quarterly and Market Information Incorporated by Reference to Page 48
        of 1998 Annual Report to Shareholders ("1998 Annual Report")
  13.2  Selected Financial Data Incorporated by Reference to Page 1 of 1998
        Annual Report
  13.3  Management's Discussion and Analysis of Results of Operations and
        Financial Condition Incorporated by Reference to Pages 27-33 of 1998
        Annual Report
  13.4  Financial Statements Incorporated by Reference to Pages 26 and 34-49 of
        1998 Annual Report
  21.   Subsidiaries of Registrant Incorporated by Reference to Page 50 of 1998
        Annual Report
  23.   Independent Auditors' Consent
  27.   Financial Data Schedule

--------
(1) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1994.
(2) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1997.
(3) Incorporated by reference to Registration Statement 33-37623 on Form S-8.
(4) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1993.
(5) Incorporated by reference to Exhibit 13.4 filed herein.