Form 10-Q
period 1998-09-30
MICROSOFT CORP
filed 1998-11-12
CIK 789019

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended September 30, 1998


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

Yes [X]      No [_]

The number of shares outstanding of the registrant's common stock as of October 31, 1998 was 2,493,566,949.

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                   FOR THE QUARTER ENDED SEPTEMBER 30, 1998

                                     INDEX
PART I.  FINANCIAL INFORMATION

                                                                                Page
                                                                                ----
     Item 1.   Financial Statements
               a)   Income Statements
                    for the Three Months Ended September 30, 1997 and 1998..      1
               b)   Balance Sheets
                    as of June 30, 1998 and September 30, 1998..............      2
               c)   Cash Flows Statements
                    for the Three Months Ended September 30, 1997 and 1998..      3
               d)   Stockholders' Equity Statements
                    for the Three Months Ended September 30, 1997 and 1998..      4
               d)   Notes to Financial Statements...........................      5
     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations..........................      9

PART II.  OTHER INFORMATION

     Item 1.   Legal Proceedings............................................     13
     Item 6.   Exhibits and Reports on Form 8-K.............................     13

SIGNATURE...................................................................     14

                        Part I.  Financial Information

ITEM 1.  FINANCIAL STATEMENTS

MICROSOFT CORPORATION

Income Statements
(In millions, except earnings per share)(Unaudited)

                                                                  Three Months Ended
                                                                       Sept. 30
                                                              1997                  1998
-----------------------------------------------------------------------------------------
Revenue                                                      $3,130                $3,953
Operating expenses:
  Cost of revenue                                               253                   307
  Research and development                                      567                   611
  Acquired in-process technology                                296                     0
  Sales and marketing                                           788                   830
  General and administrative                                     95                    99
  Other expenses                                                 71                    24
-----------------------------------------------------------------------------------------
    Total operating expenses                                  2,070                 1,871
-----------------------------------------------------------------------------------------
Operating income                                              1,060                 2,082
Investment income                                               142                   261
Gain on sale                                                      0                   160
-----------------------------------------------------------------------------------------
Income before income taxes                                    1,202                 2,503
Provision for income taxes                                      539                   820
-----------------------------------------------------------------------------------------
Net income                                                      663                 1,683
Preferred stock dividends                                         7                     7
-----------------------------------------------------------------------------------------
Net income available for common shareholders                 $  656                $1,676
-----------------------------------------------------------------------------------------

Earnings per share (1):
  Basic                                                      $ 0.27                $ 0.68
-----------------------------------------------------------------------------------------
  Diluted                                                    $ 0.25                $ 0.62
-----------------------------------------------------------------------------------------

(1) Earnings per share amounts for the three months ended September 30, 1997 have been restated to reflect a two-for-one stock split in February 1998.

                            See accompanying notes.

MICROSOFT CORPORATION

Balance Sheets
(In millions)

                                                                                  June 30              Sept. 30
                                                                                   1998                1998 (1)
----------------------------------------------------------------------------------------------------------------
ASSETS
Current assets:
  Cash and short-term investments                                                 $13,927              $ 17,242
  Accounts receivable                                                               1,460                 1,153
---------------------------------------------------------------------------------------------------------------
  Other                                                                               502                   569

    Total current assets                                                           15,889                18,964
Property and equipment                                                              1,505                 1,466
Equity investments                                                                  4,703                 4,905
Other assets                                                                          260                   234
---------------------------------------------------------------------------------------------------------------
      Total assets                                                                $22,357              $ 25,569
---------------------------------------------------------------------------------------------------------------

LIABILITIES AND STOCKHOLDERS' EQUITY
Current liabilities:
  Accounts payable                                                                $   759              $    845
  Accrued compensation                                                                359                   307
  Income taxes payable                                                                915                 1,244
  Unearned revenue                                                                  2,888                 3,133
  Other                                                                               809                   916
---------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                       5,730                 6,445
---------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
 Convertible preferred stock -
    shares authorized 100; outstanding 13                                             980                   980
  Common stock and paid-in capital -
    shares authorized 8,000; outstanding 2,470 and 2,488                            8,025                 9,161
  Retained earnings                                                                 7,622                 8,983
---------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                     16,627                19,124
---------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                  $22,357              $ 25,569
---------------------------------------------------------------------------------------------------------------

(1)  Unaudited

                            See accompanying notes.

MICROSOFT CORPORATION

Cash Flows Statements
(In millions)(Unaudited)

                                                                                         Three Months Ended
                                                                                              Sept. 30
                                                                                    1997                     1998
-------------------------------------------------------------------------------------------------------------------
OPERATIONS
  Net income                                                                      $   663                   $ 1,683
  Depreciation and amortization                                                       228                       179
  Write-off of acquired in-process technology                                         296                         0
  Gain on sale                                                                          0                      (160)
  Unearned revenue                                                                    533                     1,010
  Recognition of unearned revenue from prior periods                                 (280)                     (765)
  Other current liabilities                                                            53                       360
  Accounts receivable                                                                 180                       341
  Other current assets                                                                  7                       (64)
-------------------------------------------------------------------------------------------------------------------
    Net cash from operations                                                        1,680                     2,584
-------------------------------------------------------------------------------------------------------------------
FINANCING
  Common stock issued                                                                 207                       316
  Common stock repurchased                                                           (913)                     (504)
  Put warrant proceeds                                                                280                       225
  Preferred stock dividends                                                            (7)                       (7)
  Stock option income tax benefits                                                    199                       591
-------------------------------------------------------------------------------------------------------------------
    Net cash from (used for) financing                                               (234)                      621
-------------------------------------------------------------------------------------------------------------------
INVESTMENTS
  Additions to property and equipment                                                (117)                     (106)
  Cash portion of WebTV purchase price                                               (190)                        0
  Cash proceeds from sale of Softimage                                                  0                        79
  Equity investments and other                                                       (455)                      (35)
  Short-term investments                                                             (429)                   (1,810)
-------------------------------------------------------------------------------------------------------------------
    Net cash used for investments                                                  (1,191)                   (1,872)
-------------------------------------------------------------------------------------------------------------------
Net change in cash and equivalents                                                    255                     1,333
Effect of exchange rates on cash and equivalents                                      (16)                       19
Cash and equivalents, beginning of period                                           3,706                     3,839
-------------------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                                 3,945                     5,191
Short-term investments, end of period                                               5,689                    12,051
-------------------------------------------------------------------------------------------------------------------
Cash and short-term investments, end of period                                    $ 9,634                   $17,242
-------------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

MICROSOFT CORPORATION

Stockholders' Equity Statements
(In millions)(Unaudited)

                                                                                          Three Months Ended
                                                                                               Sept. 30
                                                                                    1997                      1998
-------------------------------------------------------------------------------------------------------------------
CONVERTIBLE PREFERRED STOCK                                                       $   980                   $   980
-------------------------------------------------------------------------------------------------------------------
COMMON STOCK AND PAID-IN CAPITAL
  Balance, beginning of period                                                      4,509                     8,025
  Common stock issued                                                                 526                       334
  Common stock repurchased                                                            (50)                      (14)
  Structured repurchases price differential                                           166                         0
  Proceeds from sale of put warrants                                                  280                       225
  Stock option income tax benefits                                                    199                       591
-------------------------------------------------------------------------------------------------------------------
    Balance, end of period                                                          5,630                     9,161
-------------------------------------------------------------------------------------------------------------------
RETAINED EARNINGS
  Balance, beginning of period                                                      5,288                     7,622
-------------------------------------------------------------------------------------------------------------------
  Net income                                                                          663                     1,683
  Net unrealized investments gains                                                     56                       150
  Translation adjustments and other                                                  (117)                       43
-------------------------------------------------------------------------------------------------------------------
    Comprehensive income                                                              602                     1,876
  Preferred stock dividends                                                            (7)                       (7)
  Common stock repurchased                                                         (1,029)                     (508)
-------------------------------------------------------------------------------------------------------------------
    Balance, end of period                                                          4,854                     8,983
-------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                                  $11,464                   $19,124
-------------------------------------------------------------------------------------------------------------------

                            See accompanying notes.

MICROSOFT CORPORATION

Notes to Financial Statements
(Unaudited)

BASIS OF PRESENTATION

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and bad debts and the length of product life cycles and buildings' lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 1998 Form 10-K.

STOCK SPLIT

In February 1998, outstanding shares of common stock were split two-for-one. All prior share and per share amounts have been restated to reflect the stock split.

EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method, assumed net-share settlement of common stock structured repurchases, and outstanding stock options using the "treasury stock" method.

The components of basic and diluted earnings per share were as follows:

Earnings Per Share
(In millions, except per share amounts)

                                                                                        Three Months Ended
                                                                                            Sept. 30
                                                                                1997                         1998
------------------------------------------------------------------------------------------------------------------
Net income (A)                                                                 $  663                       $1,683
Preferred stock dividends                                                          (7)                          (7)
------------------------------------------------------------------------------------------------------------------
Net income available for common shareholders (B)                               $  656                       $1,676
------------------------------------------------------------------------------------------------------------------
Average outstanding shares of common stock (C)                                  2,410                        2,479
Dilutive effect of:
  Common stock under structured repurchases                                         0                            8
  Preferred stock                                                                  19                           12
  Employee stock options                                                          236                          218
------------------------------------------------------------------------------------------------------------------
Common stock and common stock equivalents (D)                                   2,665                        2,717
------------------------------------------------------------------------------------------------------------------

Earnings per share:
  Basic (B/C)                                                                  $ 0.27                       $ 0.68
------------------------------------------------------------------------------------------------------------------
  Diluted (A/D)                                                                $ 0.25                       $ 0.62
------------------------------------------------------------------------------------------------------------------

UNEARNED REVENUE

A portion of Microsoft's revenue is earned ratably over the product life cycle or, in the case of subscriptions, over the period of the license agreement.

End-users receive certain elements of the Company's platform products over a period of time. These elements include browser and other Internet technologies, technical support, and unspecified product enhancements such as service releases, new device drivers, and patches. Consequently, the Company recognizes the fair value of these elements, currently approximately 20% of Microsoft(R) Windows(R) 98 and Windows 95 desktop operating systems OEM revenue, and approximately 35% of retail version revenue, over the product's life cycle. Approximately 20% of Microsoft Windows NT(R) Workstation and Windows NT Server revenue is also recognized ratably. Product life cycles are currently estimated at two years. The Company also sells subscriptions to platforms products via maintenance and organization license agreements. At September 30, 1998, platform products unearned revenue was $1.70 billion.

Likewise, end-users of the Company's applications products receive elements over time, including telephone support, new Internet technologies, service releases, and patches. Fair value of these elements, which is currently approximately 20% of Office 97 applications and server applications revenue, is recognized ratably over the estimated 18-month product life cycle. The Company also sells subscriptions to applications and tools products, including maintenance and organization license programs. Unearned revenue associated with applications and tools products totaled $1.38 billion at September 30, 1998.

Unearned revenue associated with other miscellaneous programs totaled $52 million at September 30, 1998.

STOCKHOLDERS' EQUITY

Microsoft repurchases its common stock in the open market to provide shares for issuance to employees under stock option and stock purchase plans. During the first quarter of fiscal 1999, the Company repurchased 5.1 million shares of Microsoft common stock in the open market. In addition, the Company has executed structured repurchases with an independent third party. Under these arrangements, a portion of the purchase price will be paid in the next five or six years and determined based upon the price of Microsoft common stock at that time. The timing and method of payment (net-share or cash) is at the discretion of the Company. The differential between the cash paid and the price of Microsoft common stock on the date of the agreement is reflected in common stock and paid-in capital. There were no structured repurchases during the first quarter of fiscal 1999, and 11.7 million shares were purchased under these arrangements during the first quarter of fiscal 1998.

To enhance its stock repurchase program, Microsoft sells put warrants to independent third parties. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices, and permit a net-share settlement at the Company's option. On September 30, 1998, 75 million warrants were outstanding. The outstanding put warrants expire between March 1999 and September 2001 and have strike prices ranging from $76 to $88 per share.

During 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable principal-protected preferred stock. Dividends are payable quarterly in arrears. Preferred shareholders have preference over common stockholders in dividends and liquidation rights. In December 1999, each preferred share is convertible into common shares or an equivalent amount of cash determined by a formula that provides a floor price of $79.875 and a cap of $102.24 per preferred share. Net proceeds of $980 million were used to repurchase common shares.

ACQUISITION OF WEBTV

In August 1997, Microsoft acquired WebTV Networks, Inc., an online service that enables consumers to experience the Internet through their televisions via set-top terminals based on proprietary technologies. Microsoft paid $425 million in stock and cash for WebTV. The Company recorded an in-process technologies write-off of $296 million in the first quarter of 1998.

SALE OF SOFTIMAGE

In August 1998, the Company sold a wholly-owned subsidiary, Softimage, Inc. to Avid Technology, Inc. Microsoft received cash of $79 million and securities valued at $85 million. A pretax gain of $160 million was recognized in the first quarter of 1999. As part of a transitional service agreement, Microsoft agreed to make certain development tools and management systems available to Avid for use in the Softimage business.

CONTINGENCIES

On October 7, 1997, Sun Microsystems, Inc. brought suit against Microsoft in the U.S. District Court for the Northern District of California. Sun's Complaint alleges several claims against Microsoft, all related to the parties' relationship under a March 11, 1996 Technology License and Distribution Agreement (Agreement) concerning certain Java programming language technology. The Complaint seeks: a preliminary and permanent injunction against Microsoft distributing certain products with the Java Compatibility logo, and against distributing Microsoft Internet Explorer 4.0 unless certain alleged obligations are met; an order compelling Microsoft to perform certain alleged obligations; an accounting; termination of the Agreement; and an award of damages, including compensatory, exemplary and punitive damages, and liquidated damages of $35 million for the alleged source code disclosure.

On March 24, 1998, the court entered an order enjoining Microsoft from using the Java Compatibility logo on Internet Explorer 4.0 and the Microsoft Software Developers Kit for Java 2.0. Microsoft has complied with the order.

On May 12, 1998, Sun filed companion motions seeking a preliminary injunction based on allegations of copyright infringement and unfair competition. Sun requested an order enjoining Microsoft from distributing any Java-based technology in any operating system, browser, or developers tools, including Windows 98, Internet Explorer 4.0 software, and the Visual J++(TM) 6.0 development system for the Java language, unless and until Microsoft includes with each such product an implementation of the Java run-time environment that passes Sun's compatibility test suite or an operable implementation of Sun's current Java run-time environment. Hearings on these motions were held in September 1998. A decision on the motions is still pending. The parties are also currently scheduled to file summary judgment motions regarding the interpretation of the Agreement on January 23, 1999 that will be scheduled for hearing after February 26, 1999.

On October 20, 1997, the Antitrust Division of the U.S. Department of Justice
(DOJ) filed a Petition for An Order To Show Cause in United States District Court for the District of Columbia. In its petition, the DOJ contends that Microsoft has violated a 1994 consent decree by including Internet Explorer technology in Windows 95, and by preventing OEMs from removing Internet Explorer functionality from versions of Windows 95 the OEMs are licensed to install on computer systems they sell.

On December 11, 1997, the district court entered two orders. In the first order, Judge Thomas Penfield Jackson denied the DOJ's contempt petition, and dismissed the DOJ's request for relief concerning Microsoft's non-disclosure agreements because the DOJ had failed to present evidence that the agreements had interfered with any DOJ investigation. In addition, however, the court ruled that there were disputed issues of fact regarding Microsoft's violation of the consent decree, and concluded that the DOJ was likely to prevail on its claim that a violation had occurred. The court entered a preliminary injunction sua sponte requiring Microsoft not to condition the licensing of Windows 95 or any successor desktop operating system on a computer manufacturer also licensing any Microsoft browser software, including Internet Explorer 3.0 or 4.0. In the second order, the court appointed Harvard Law Professor Lawrence Lessig as a special master, to whom the court delegated the authority to conduct discovery, take evidence, and make proposed findings of fact and conclusions of law on all issues in the case by May 31, 1998.

Microsoft immediately appealed the preliminary injunction to the District of Columbia Circuit Court of Appeals. On May 5, 1998, Microsoft also sought a stay of the District Court's injunction insofar as it applied to Windows 98. On May 12, 1998, the Court of Appeals granted Microsoft's request for a stay. The Court of Appeals issued an opinion on Microsoft's appeal on June 23, 1998. It unanimously reversed the trial court, both as to the entry of the injunction and the reference to the special master. The opinion both cited procedural errors in the issuance of the injunction and errors of substantive law in the interpretation of the consent decree. The court remanded the case to Judge Jackson for further proceedings consistent with the Court's opinion. There has been no further action in that case since the Court of Appeals' decision.

Although the Court of Appeals could have reversed the district court solely on procedural grounds, it chose to address at length the central issue in both the consent decree case and in the new Sherman Act case brought by the DOJ and 20 state Attorneys General: whether Microsoft is unlawfully "tying" a "separate product" known as Microsoft Internet Explorer to the Windows operating system. Two members of the

Court rejected the DOJ's main argument that Internet Explorer constitutes a separate product because Microsoft treats it separately in some circumstances. (One judge dissented in part from the reasoning in this part of the opinion.) The Court's discussion of antitrust tying law, although made in the context of the consent decree case, clearly provides guidance on many of the issues raised in the new Sherman Act case.

On May 18, 1998, the DOJ and a group of 20 state Attorneys General filed two antitrust cases against Microsoft in the U.S. District Court for the District of Columbia. The DOJ complaint alleges violations of Sections 1 and 2 of the Sherman Act. The DOJ complaint seeks declaratory relief as to the violations it asserts and preliminary and permanent injunctive relief regarding: the inclusion of Internet browsing software (or other software products) as part of Windows; the terms of agreements regarding non-Microsoft Internet browsing software (or other software products); taking or threatening "action adverse" in consequence of a person's failure to license or distribute Microsoft Internet browsing software (or other software products) or distributing competing products or cooperating with the government; and restrictions on the screens, boot-up sequence, or functions of Microsoft's operating system products. The state Attorneys General allege largely the same claims, and various pendent state claims. The states seek declaratory relief, and preliminary and permanent injunctive relief similar to that sought by the DOJ, together with statutory penalties under the state law claims. The foregoing description is qualified in its entirety by reference to the full text of the complaints and other papers on file in those actions, case numbers 98-1232 and 98-1233.

On May 22, 1998, Judge Jackson consolidated the two actions. The judge granted Microsoft's motion for summary judgment as to the states' monopoly leverage claim, and permitted the remaining claims to proceed to trial. Trial began on October 19, 1998. Microsoft believes the claims are without merit and is defending against them vigorously. In other ongoing investigations, the DOJ and several state Attorneys General have requested information from Microsoft concerning various issues.

Caldera, Inc. filed a lawsuit against Microsoft in July 1996. It alleges Sherman Act violations relating to Microsoft licensing practices of MS-DOS and Windows in the late 80's and early 90's essentially the same complaints that resulted in the 1994 consent decree. Caldera claims to own the rights of Novell, Inc. and Digital Research Inc. relating to DR-DOS and Novell DOS products. It also asserts a claim that Windows 95 is a technological tie of Windows and MS-DOS. Fact discovery is scheduled to end in November 1998, and trial is scheduled for June 1999. Microsoft is vigorously defending the case.

Microsoft is also subject to various legal proceedings and claims that arise in the ordinary course of business.

Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Microsoft develops, manufactures, licenses, and supports a wide range of software products, including scalable operating systems for intelligent devices, personal computers (PCs), and servers; server applications for client/server environments; business and consumer productivity applications; software development tools; and Internet and intranet software and technologies. The Company's interactive efforts include entertainment and information software programs; the MSN(TM) network of Internet products and services; and alliances with companies involved with other forms of digital interactivity. Microsoft also sells personal computer input devices and books, and researches and develops advanced technologies for future software products.

REVENUE

Revenue of $3.95 billion in the September quarter of fiscal 1999 increased 26% over the first quarter of fiscal 1998. Revenue growth, while slowing, reflected the continued adoption of Microsoft Windows 32-bit operating systems and Microsoft Office 97, particularly as Microsoft software is deployed across entire organizations.

Software license volume increases have been the principal factor in Microsoft's revenue growth. The average selling price per license has decreased, primarily because of general shifts in the sales mix from retail packaged products to licensing programs, from new products to product upgrades, and from stand-alone programs to integrated product suites. Average revenue per license from original equipment manufacturer (OEM) licenses and organization license programs is lower than average revenue per license from retail versions. Likewise, product upgrades have lower prices than new products. Also, prices of integrated suites, such as Microsoft Office and BackOffice, are less than the sum of the prices for the individual programs included in these suites when such programs are licensed separately. An increased percentage of products and programs included elements which were billed but unearned and recognized ratably, such as platforms and applications programs, maintenance, and other subscription models. See accompanying notes to financial statements.

Quarterly revenue is categorized by new product group and channel classifications that correspond to internal reporting alignments. Prior period revenue has been restated to conform to the new presentation and to provide a basis for comparisons. Revenue is presented for three product groups:
Platforms; Applications and Tools; and Interactive Media and Other. Sales channels are Original Equipment Manufacturers (OEM); the South Pacific and Americas Region; the Europe, Middle East, and Africa Region; and the Asia Region.

PRODUCT GROUPS

Platform product revenue grew 38% to $1.93 billion in the first quarter.
Windows units licensed through the OEM channel, including Windows 95, Windows 98, and Windows NT Workstation, increased strongly over the prior year. Retail versions of Windows 98, which was released in June 1998, also contributed to the growth. The revenue growth rate for Windows NT Server was healthy, but continued to slow. Although revenue was not significant, sales of WebTV-based Internet X terminals and WebTV service and preinstallations of Windows CE by OEMs on intelligent devices were strong in 1998.

Applications and Tools product revenue increased 21% to $1.71 billion in the September quarter. Desktop applications revenue growth was strong, led by Microsoft Office integrated suites, including the Standard, Professional, and Small Business Editions. The primary programs in Microsoft Office are the word processor Microsoft Word, Microsoft Excel spreadsheet, and Microsoft PowerPoint(R) presentation graphics program. Various versions of Office, which are available for 32-bit versions of Windows, 16-bit versions of Windows, and Macintosh operating systems, also include Microsoft Access database management program, Microsoft Outlook(R) messaging and collaboration client, or other programs. Microsoft Project 98 also contributed to the quarterly desktop applications growth. Server applications revenue, including Microsoft Exchange Server and Microsoft SQL Server(TM), continued to slow from the rapid growth rates experienced in prior quarters. The Visual Studio(R) 6.0 development system, an integrated set of software development tools, was recently released, leading to healthy tools shipments.

Interactive Media and Other revenue was $316 million, down slightly from the comparable quarter of fiscal 1998. Revenue from Microsoft Press; hardware; and learning, entertainment, and productivity titles was relatively flat. Although not material, revenue from desktop finance products and interactive online services increased from the prior year.

SALES CHANNELS

Microsoft distributes its products primarily through OEM licenses, organizational licenses, and retail packaged products. OEM channel revenue represents license fees from original equipment manufacturers who pre-install Microsoft products, primarily on PCs. Microsoft has three major geographic sales and marketing organizations: the South Pacific and Americas Region; the Europe, Middle East, and Africa Region; and the Asia Region. Sales of organization licenses and packaged products in these channels are primarily to distributors and resellers. The trend has continued toward a higher percentage of organizational licensing versus packaged products.

First quarter revenue from OEMs of $1.37 billion represented an increase of 39% over the comparable quarter of fiscal 1998. PC shipment growth coupled with an increased penetration of higher value 32-bit operating systems drove the OEM revenue increase over the prior year.

For the September quarter, revenue in the South Pacific and Americas Region increased 29% to $1.44 billion. This high growth rate reflected the launch of Windows 98 and strong sales of integrated suites of desktop applications, particularly through organization license programs. In addition to steady growth in the U.S., revenue increased strongly in Brazil and Australia.

In the Europe, Middle East, and Africa Region, first quarter revenue of $839 million was up 23% compared to the first quarter of fiscal 1998. Organizational licensing of desktop applications grew strongly when compared to the prior year. Revenue growth was solid in Germany, the United Kingdom, and France, and particularly high in Sweden, Spain, and Poland.

Revenue in the Asia Region in the September quarter of $307 million decreased 11% from the first quarter of the prior year. Revenue was flat in Japan and decreased in Southeast Asia due to economic issues and weak currencies. As discussed below, the strengthening U.S. dollar negatively impacted translated revenue compared to the prior year, particularly in Japan.

Translated international revenue is effected by foreign exchange rates. Had the rates from the prior year been in effect in the first quarter of fiscal 1999, international revenue billed in local currencies would have been $100 million higher, due to weaknesses in currencies versus the U.S. dollar. Certain manufacturing, marketing, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

OPERATING EXPENSES, NONOPERATING ITEMS, AND INCOME TAXES

Cost of revenue as a percent of revenue decreased to 7.8% in the first quarter from 8.1% in the prior year. The decrease was due to the shifts in mix to CD-ROMs (which carry lower cost of goods than disks), licenses to OEMs and organizations, and higher-margin servers and client access licenses in the BackOffice(R) product family, offset by costs of WebTV.

Research and development expenses increased 8% in the first quarter to $611 million, driven primarily by higher development headcount-related costs, offset by lower third-party development costs.

In August 1997, the Company acquired WebTV Networks, Inc., an online service that enables consumers to experience the Internet through their televisions via set-top terminals. Microsoft paid $425 million in stock and cash for WebTV. Fiscal 1998 results reflect a one-time write-off of in-process technologies under development by WebTV Networks of $296 million.

Sales and marketing expenses were $830 million in the September quarter which represented 21.0% of revenue, compared to 25.2% in the first quarter of the prior year. The total expense as a percent of revenue decreased due to lower relative sales expenses and marketing.

General and administrative costs were $99 million in the first quarter compared to $95 million in the September quarter of the prior year, increasing, in part, due to higher legal costs.

Other expenses include primarily the recognition of Microsoft's share of joint venture activities, including DreamWorks Interactive and the MSNBC entities.

First quarter investment income increased to $261 million from $142 million in the first quarter of the prior year. The increase was due to the larger investment portfolio generated by cash from operations.

In August 1998, Microsoft sold its Softimage subsidiary to Avid Technology, Inc. A pretax gain of $160 million was recorded in the first quarter of fiscal 1999.

Excluding the tax impact of the gain on the sale of Softimage, the effective tax rate for the September quarter was 35%, less than the 45% rate in the first quarter of fiscal 1998 due to a legislative clarification of the foreign sales corporation rules as they apply to software and the nondeductible write-off of WebTV in-process technologies.

NET INCOME

Net income for the first quarter of fiscal 1999 was $1.68 billion. Excluding the gain on the sale of Softimage in the first quarter fiscal 1999, net income of $1.52 billion represented 38.5% of revenue. Excluding the write-off of WebTV in-process technologies in the first quarter of fiscal 1998, net income of $959 million represented 30.6% of revenue. The increase in net income as a percent of revenue was due to lower relative operating expenses and higher investment income.

FINANCIAL CONDITION

Microsoft's cash and short-term investment portfolio totaled $17.24 billion at September 30, 1998. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

Microsoft also invests in equities, including financial investments and strategic technology companies in many areas. During 1997, Microsoft invested $1.0 billion in Comcast Corporation, a cable television and diversified telecommunications company. Comcast Special Class A common stock and convertible preferred stock are included in equity investments at fair market value on the balance sheet.

During 1996, Microsoft and National Broadcasting Company (NBC) established two MSNBC joint ventures: a 24-hour cable news and information channel and an interactive online news service. Microsoft agreed to pay $220 million over a five-year period for its interest in the cable venture, to pay one-half of operational funding of both joint ventures for a multiyear period, and to guarantee a portion of MSNBC debt.

Microsoft has no material long-term debt and has $100 million of standby multicurrency lines of credit to support foreign currency hedging and cash management. Stockholders' equity at September 30, 1998 was $19.12 billion.

Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology and to fund ventures and other strategic opportunities. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $360 million on September 30, 1998.

Cash will also be used to repurchase common stock to provide shares for employee stock option and purchase plans. The buyback program has not kept pace with employee stock option grants or exercises. Beginning in fiscal 1990, Microsoft has repurchased 352 million common shares while 830 million shares were issued under the Company's employee stock option and purchase plans. The market value of all outstanding stock options was $50 billion as of September 30, 1998. Microsoft enhances its repurchase program by selling put warrants. During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible preferred stock. Net proceeds of $980 million were used to repurchase common shares.

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

YEAR 2000

The Year 2000 presents concerns for business and consumer computing. Aside from the well-known problems with the use of certain 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year, and dates such as 9/9/99 were used by certain organizations for special functions. The problem exists for many kinds of software and hardware, including mainframes, mini-computers, PCs, and embedded systems. The consequences of the Year 2000 issue may include systems failures and business process interruption.

Microsoft is continuing to test its products and gather and produce information about Microsoft technologies impacted by the Year 2000 transition. Certain older products will not be tested. First, Microsoft is classifying its tested products into categories of compliance: compliant, compliant with minor issues, and not compliant. Most of the products tested are either compliant or compliant with minor issues, as defined. Second, if a product is stated to be non-compliant, Microsoft plans to provide information as to how an organization could avoid possible Year 2000 issues regarding that product. Microsoft is issuing patches and/or workarounds (at no additional charge) for most, but not all, known issues. Third, Microsoft is working to help organizations find solutions to Year 2000 problems, including technologies and services offered by Microsoft and other companies. Microsoft is assisting companies with the task of recognizing how disparate technologies can fit together to create a viable solution set.

Current information about the Company's products and business and technical issues is available at the Microsoft Year 2000 Resource Center web site (www.microsoft.com/year2000). The web site also contains information about
---------------------------
obtaining software patches to resolve various Year 2000 issues in certain Microsoft products. Information on the Company's web site is provided to customers for the sole purpose of assisting in planning for the transition to the Year 2000. Such information is the most currently available concerning the behavior of the Company's products in the next century and is provided "as is" without warranty of any kind. However, variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware, and hardware will likely lead to lawsuits against the Company. The outcome of such lawsuits and the impact on the Company are not estimable at this time.

The Year 2000 issue also affects the Company's internal systems, including information technology (IT) and non-IT systems. Microsoft is assessing the readiness of its systems for handling the Year 2000, and has started the remediation and certification process. Although assessment, testing, and remediation is still underway, management currently believes that all material systems will be compliant by the Year 2000 and that the cost to address the issues is not material. Nevertheless, Microsoft is creating contingency plans for critical processes that rely on internal systems.

Microsoft is undertaking steps to identify its third-party supply chain and vendors and to understand their ability to continue providing services and products through the change to 2000. Microsoft will work directly with its key vendors, distributors, and direct resellers to avoid any business interruptions in 2000. For major third-parties with known issues, contingency plans will be developed.

Resolving Year 2000 issues is a worldwide phenomenon that will likely absorb a substantial portion of IT budgets and attention in the near term. Certain industry analysts believe the Year 2000 issue will accelerate the trend toward distributed PC-based systems from mainframe systems. Others believe a majority of IT financial resources will be devoted to fixing older mainframe software in lieu of funding purchases of PC software or transitions to systems based on software such as that sold by Microsoft. The impact of the Year 2000 on future Microsoft revenue is difficult to discern but is a risk to be considered in evaluating future growth of the Company.

                          Part II.  Other Information

ITEM 1.  LEGAL PROCEEDINGS

See notes to financial statements.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

(A)  Exhibits

     27.  Financial Data Schedule

(B)  Reports on Form 8-K

     Microsoft filed no reports on Form 8-K during the quarter ended September 30, 1998.

ITEMS 2, 3, 4, AND 5 ARE NOT APPLICABLE AND HAVE BEEN OMITTED.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Microsoft Corporation

     Date:  November 12, 1998          By: /s/ Gregory B. Maffei
                                           ---------------------
                                           Gregory B. Maffei,
                                           Vice President, Finance;
                                           Chief Financial Officer
                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)