Form 10-Q
period 1998-12-31
MICROSOFT CORP
filed 1999-02-12
CIK 789019

================================================================================
                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                                --------------

                                   FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

               For the Quarterly Period Ended December 31, 1998


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

The number of shares outstanding of the registrant's common stock as of January 29, 1999 was 2,523,459,482.

================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                    For the Quarter Ended December 31, 1998

                                     INDEX

Part I.  Financial Information

         Item 1. Financial Statements                                                       Page
                                                                                            ----

                 a)  Income Statements
                     for the Three and Six Months Ended December 31, 1997 and 1998......    1

                 b)  Balance Sheets
                     as of June 30, 1998 and December 31, 1998..........................    2

                 c)  Cash Flows Statements
                     for the Six Months Ended December 31, 1997 and 1998................    3

                 d)  Stockholders' Equity Statements
                     for the Three and Six Months Ended December 31, 1997 and 1998......    4

                 e)  Notes to Financial Statements......................................    5

         Item 2. Management's Discussion and Analysis of Financial
                 Condition and Results of Operations....................................    9


Part II.  Other Information

         Item 1. Legal Proceedings......................................................   13

         Item 4. Submission of Matters to a Vote of Security Holders....................   13

         Item 6. Exhibits and Reports on Form 8-K.......................................   13


Signature...............................................................................   14

                        Part I.  Financial Information

Item 1.  Financial Statements

MICROSOFT CORPORATION

Income Statements
(In millions, except earnings per share)(Unaudited)

-----------------------------------------------------------------------------------------------------------------
                                                              Three Months Ended     Six Months Ended
                                                                   Dec. 31                Dec. 31
                                                               1997       1998       1997       1998
---------------------------------------------------------------------------------------------------------
Revenue                                                       $3,585     $4,938     $6,715      $8,891
Operating expenses:
  Cost of revenue                                                313        433        566         740
  Research and development                                       627        667      1,194       1,278
  Acquired in-process technology                                   0          0        296           0
  Sales and marketing                                            876        940      1,664       1,770
  General and administrative                                     106        149        201         248
  Other expenses                                                  50         35        121          59
---------------------------------------------------------------------------------------------------------
    Total operating expenses                                   1,972      2,224      4,042       4,095
---------------------------------------------------------------------------------------------------------
Operating income                                               1,613      2,714      2,673       4,796
Investment income                                                157        337        299         598
Gain on sale                                                       0          0          0         160
---------------------------------------------------------------------------------------------------------
Income before income taxes                                     1,770      3,051      2,972       5,554
Provision for income taxes                                       637      1,068      1,176       1,888
---------------------------------------------------------------------------------------------------------
Net income                                                    $1,133     $1,983     $1,796      $3,666
---------------------------------------------------------------------------------------------------------

Earnings per share (1):
  Basic                                                       $ 0.47     $ 0.79     $ 0.74      $ 1.47
---------------------------------------------------------------------------------------------------------
  Diluted                                                     $ 0.42     $ 0.73     $ 0.67      $ 1.35
---------------------------------------------------------------------------------------------------------

(1) Earnings per share amounts for the three and six months ended December 31, 1997 have been restated to reflect a two-for-one stock split in February 1998.



                                         See accompanying notes.
---------------------------------------------------------------------------------------------------------

MICROSOFT CORPORATION

Balance Sheets
(In millions)

-----------------------------------------------------------------------------------------------------------------------
                                                                           June 30                 Dec. 31
                                                                            1998                   1998 (1)
-----------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and short-term investments                                           $13,927                  $19,237
  Accounts receivable                                                         1,460                    2,029
  Other                                                                         502                      543
------------------------------------------------------------------------------------------------------------
    Total current assets                                                     15,889                   21,809
Property and equipment                                                        1,505                    1,495
Equity investments                                                            4,703                    6,262
Other assets                                                                    260                      483
------------------------------------------------------------------------------------------------------------
      Total assets                                                          $22,357                  $30,049
------------------------------------------------------------------------------------------------------------

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                          $   759                  $   989
  Accrued compensation                                                          359                      392
  Income taxes payable                                                          915                    1,642
  Unearned revenue                                                            2,888                    3,552
  Other                                                                         809                      896
------------------------------------------------------------------------------------------------------------
    Total current liabilities                                                 5,730                    7,471
------------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
 Convertible preferred stock -
    shares authorized 100; outstanding 13                                       980                      980
  Common stock and paid-in capital -
    shares authorized 4,000; outstanding 2,470 and 2,510                      8,025                   10,443
  Retained earnings                                                           7,622                   11,155
------------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                               16,627                   22,578
------------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                            $22,357                  $30,049
------------------------------------------------------------------------------------------------------------

(1)   Unaudited



                            See accompanying notes.
---------------------------------------------------------------------------

MICROSOFT CORPORATION

Cash Flows Statements
(In millions)(Unaudited)

---------------------------------------------------------------------------------------------------------------
                                                                                  Six Months Ended
                                                                                       Dec. 31
                                                                                1997            1998
------------------------------------------------------------------------------------------------------
Operations
  Net income                                                                  $ 1,796          $ 3,666
  Depreciation and amortization                                                   497              356
  Write-off of acquired in-process technology                                     296                0
  Gain on sale                                                                      0             (160)
  Unearned revenue                                                              1,254            2,371
  Recognition of unearned revenue from prior periods                             (634)          (1,707)
  Other current liabilities                                                       297              719
  Accounts receivable                                                            (129)            (486)
  Other current assets                                                            (33)             (24)
------------------------------------------------------------------------------------------------------
    Net cash from operations                                                    3,344            4,735
------------------------------------------------------------------------------------------------------
Financing
  Common stock issued                                                             328              614
  Common stock repurchased                                                     (1,596)            (772)
  Put warrant proceeds                                                            325              355
  Preferred stock dividends                                                       (14)             (14)
  Stock option income tax benefits                                                407            1,218
------------------------------------------------------------------------------------------------------
    Net cash from (used for) financing                                           (550)           1,401
------------------------------------------------------------------------------------------------------
Investments
  Additions to property and equipment                                            (268)            (241)
  Cash portion of WebTV purchase price                                           (190)               0
  Cash proceeds from sale of Softimage                                              0               79
  Equity investments and other                                                 (1,164)            (765)
  Short-term investments                                                       (2,263)          (2,993)
------------------------------------------------------------------------------------------------------
    Net cash used for investments                                              (3,885)          (3,920)
------------------------------------------------------------------------------------------------------
Net change in cash and equivalents                                             (1,091)           2,216
Effect of exchange rates on cash and equivalents                                  (33)              58
Cash and equivalents, beginning of period                                       3,706            3,839
------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                             2,582            6,113
Short-term investments, end of period                                           7,523           13,124
------------------------------------------------------------------------------------------------------
Cash and short-term investments, end of period                                $10,105          $19,237
------------------------------------------------------------------------------------------------------

                                         See accompanying notes.
------------------------------------------------------------------------------------------------------

MICROSOFT CORPORATION

Stockholders' Equity Statements
(In millions)(Unaudited)

--------------------------------------------------------------------------------------------------------
                                                           Three Months Ended      Six Months Ended
                                                                Dec. 31                Dec. 31
                                                             1997       1998       1997      1998
---------------------------------------------------------------------------------------------------
Convertible preferred stock
  Balance                                                  $   980    $   980    $   980    $   980
---------------------------------------------------------------------------------------------------
Common stock and paid-in capital
  Balance, beginning of period                               5,630      9,161      4,509      8,025
  Common stock issued                                          100        536        626        870
  Common stock repurchased                                     (41)       (11)       (91)       (25)
  Structured repurchases price differential                    162          0        328          0
  Proceeds from sale of put warrants                            45        130        325        355
  Stock option income tax benefits                             208        627        407      1,218
---------------------------------------------------------------------------------------------------
    Balance, end of period                                   6,104     10,443      6,104     10,443
---------------------------------------------------------------------------------------------------
Retained earnings
  Balance, beginning of period                               4,854      8,983      5,288      7,622
---------------------------------------------------------------------------------------------------
  Net income                                                 1,133      1,983      1,796      3,666
  Net unrealized investments gains                              74        390        130        540
  Translation adjustments and other                             10         63       (107)       106
---------------------------------------------------------------------------------------------------
    Comprehensive income                                     1,217      2,436      1,819      4,312
  Preferred stock dividends                                     (7)        (7)       (14)       (14)
  Common stock repurchased                                    (804)      (257)    (1,833)      (765)
---------------------------------------------------------------------------------------------------
    Balance, end of period                                   5,260     11,155      5,260     11,155
---------------------------------------------------------------------------------------------------
      Total stockholders' equity                           $12,344    $22,578    $12,344    $22,578
---------------------------------------------------------------------------------------------------


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

Stock Splits

In February 1998, outstanding shares of common stock were split two-for-one.
All prior share and per share amounts have been restated to reflect the stock split. On January 25, 1999, the Company announced that its Board of Directors approved a two-for-one stock split effective March 29, 1999 for shareholders of record March 12, 1999. The stock split is subject to shareholder approval of an amendment to the Company's articles of incorporation to increase the Company's authorized common stock. Share and per share amounts have not been restated for the upcoming stock split.

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

The components of basic and diluted earnings per share were as follows:

Earnings Per Share
(In millions, except earnings per share)

-------------------------------------------------------------------------------------------------------

                                                         Three Months Ended        Six Months Ended
                                                              Dec. 31                  Dec. 31
                                                           1997       1998          1997      1998
----------------------------------------------------------------------------------------------------
Net income (A)                                             $1,133    $1,983        $1,796     $3,666
Preferred stock dividends                                      (7)       (7)          (14)       (14)
----------------------------------------------------------------------------------------------------
Net income available for common shareholders (B)           $1,126    $1,976        $1,782     $3,652
----------------------------------------------------------------------------------------------------
Average outstanding shares of common stock (C)              2,421     2,499         2,416      2,489
Dilutive effect of:
  Common stock under structured repurchases                     0        11             0         10
  Preferred stock                                              19        10            19         11
  Employee stock options                                      227       210           231        214
----------------------------------------------------------------------------------------------------
Common stock and common stock equivalents (D)               2,667     2,730         2,666      2,724
----------------------------------------------------------------------------------------------------
Earnings per share:
 Basic (B/C)                                               $ 0.47    $ 0.79        $ 0.74     $ 1.47
----------------------------------------------------------------------------------------------------
 Diluted (A/D)                                             $ 0.42    $ 0.73        $ 0.67     $ 1.35
----------------------------------------------------------------------------------------------------


----------------------------------------------------------------------------------------------------

Unearned Revenue

A portion of Microsoft's revenue is earned ratably over the product life cycle or, in the case of subscriptions, over the period of the license agreement.

End-users receive certain elements of the Company's platform products over a period of time. These elements include browser and other Internet technologies, telephone support, Internet-based technical support, service releases, and new device drivers. Consequently, Microsoft recognizes the fair value of these elements, currently approximately 20% of Windows 98 and Windows 95 desktop operating systems OEM revenue and approximately 35% of retail version revenue, over the product's life cycle. Approximately 20% of Windows NT Workstation and Windows NT Server revenue is also recognized ratably. Product life cycles are currently estimated at two years. The Company also sells subscriptions to platforms products via maintenance and certain organizational license agreements. At December 31, 1998, platform products unearned revenue was $1.89 billion.

Likewise, end-users of the Company's applications products receive elements over time, including telephone support, new Internet technologies, and service releases. The fair value of these elements, which is currently approximately 20% of Office 97 applications revenue, is recognized ratably over the estimated 18-month product life cycle. The Company also sells subscriptions to applications and tools products, including maintenance and certain organizational license programs. Unearned revenue associated with applications and tools products totaled $1.57 billion at December 31, 1998.

Unearned revenue associated with other miscellaneous programs totaled $93 million at December 31, 1998.

Stockholders' Equity

Microsoft repurchases its common stock in the open market to provide shares for issuance to employees under stock option and stock purchase plans. During the first half of fiscal 1999, the Company repurchased 7.8 million shares of Microsoft common stock in the open market. In addition, the Company has executed structured repurchases with an independent third party. Under these arrangements, a portion of the purchase price will be paid in the next five or six years and determined based upon the price of Microsoft common stock at that time. The timing and method of payment (net-share or cash) is at the discretion of the Company. The differential between the cash paid and the price of Microsoft common stock on the date of the agreement is reflected in common stock and paid-in capital. During fiscal 1998, 21 million shares were purchased under these arrangements.

To enhance its stock repurchase program, Microsoft sells put warrants to independent third parties. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices, and permit a net-share settlement at the Company's option. On December 31, 1998, 75 million warrants were outstanding. The outstanding put warrants expire between June 1999 and December 2001 and have strike prices ranging from $87 to $99 per share.

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

Acquisitions

In November 1998, Microsoft acquired LinkExchange, Inc., a leading provider of online marketing services to web site owners and small and medium-sized businesses. Microsoft paid $265 million in stock. The Company did not record an in-process technology write-off in connection with the purchase of LinkExchange.

In August 1997, Microsoft acquired WebTV Networks, Inc., an online service that enables consumers to experience the Internet through their televisions via set-top terminals based on proprietary technologies. Microsoft paid $425 million in stock and cash. The Company recorded an in-process technologies write-off of $296 million in the first quarter of 1998.

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

--------------------------------------------------------------------------------

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

On May 12, 1998, Sun filed companion motions seeking a preliminary injunction based on allegations of copyright infringement and unfair competition. Sun requested an order enjoining Microsoft from distributing any Java-based technology in any operating system, browser, or developers tools, including Windows 98, Internet Explorer 4.0 software, and the Visual J++(TM) 6.0 development system for Java, unless and until Microsoft includes with each such product an implementation of the Java run-time environment that passes Sun's compatibility test suite or an operable implementation of Sun's current Java run-time environment. Hearings on these motions were held in September 1998.

On November 17, 1998, the court entered an order granting Sun's request for a preliminary injunction, holding that Sun had established a likelihood of success on its copyright infringement claims because Microsoft's use of Sun's technology in its products was beyond the scope of the parties' license agreement. The court ordered Microsoft to make certain changes in its products that include Sun's Java Technology and to make certain changes in its Java software development tools. The court also enjoined Microsoft from entering into any licensing agreements that were conditioned on exclusive use of Microsoft's Java Virtual Machine. Microsoft appealed that ruling to the 9th Circuit on December 16, 1998. In the interim, Microsoft is complying with the ruling and has not sought a stay of the injunction pending appeal. On December 18, 1998, Microsoft filed a motion requesting an extension of the 90-day compliance period for certain Microsoft products, which was granted in part in January 1999.
Microsoft filed a motion on February 5, 1999, seeking clarification of the court's order that Microsoft would not be prevented from engaging in independent development of Java technology under the order. On January 22, 1999, Microsoft and Sun filed a series of summary judgment motions regarding the interpretation of the contract and other issues. The hearing date for those motions is March 12, 1999.

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

On December 11, 1997, the district court entered two orders. In the first order, Judge Thomas Penfield Jackson denied the DOJ's contempt petition, and dismissed the DOJ's request for relief concerning Microsoft's non-disclosure agreements because the DOJ had failed to present evidence that the agreements had interfered with any DOJ investigation. In addition, however, the court ruled that there were disputed issues of fact regarding Microsoft's violation of the consent decree, and concluded that the DOJ was likely to prevail on its claim that a violation had occurred. The court entered a preliminary injunction sua sponte requiring Microsoft not to condition the licensing of Windows 95 or
----------
any successor desktop operating system on a computer manufacturer also licensing any Microsoft browser software, including Internet Explorer 3.0 or 4.0. In the second order, the court appointed Harvard Law Professor Lawrence Lessig as a special master, to whom the court delegated the authority to conduct discovery, take evidence, and make proposed findings of fact and conclusions of law on all issues in the case by May 31, 1998.

Microsoft immediately appealed the preliminary injunction to the District of Columbia Circuit Court of Appeals. On May 5, 1998, Microsoft also sought a stay of the District Court's injunction insofar as it applied to Windows 98. On May 12, 1998, the Court of Appeals granted Microsoft's request for a stay. The Court of Appeals issued an opinion on Microsoft's appeal on June 23, 1998. It unanimously reversed the trial court, both as to the entry of the

--------------------------------------------------------------------------------
injunction and the reference to the special master. The opinion both cited procedural errors in the issuance of the injunction and errors of substantive law in the interpretation of the consent decree. The court remanded the case to Judge Jackson for further proceedings consistent with the Court's opinion. There has been no further action in that case since the Court of Appeals' decision.

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

Caldera, Inc. filed a lawsuit against Microsoft in July 1996. It alleges Sherman Act violations relating to Microsoft licensing practices of MS-DOS and Windows in the late 80's and early 90's essentially the same complaints that resulted in the 1994 consent decree. Caldera claims to own the rights of Novell, Inc. and Digital Research Inc. relating to DR-DOS and Novell DOS products. It also asserts a claim that Windows 95 is a technological tie of Windows and MS-DOS. Microsoft has filed nine motions for summary judgment seeking dismissal of Caldera's claims. Those motions are scheduled for hearings in April and May 1999. Trial is scheduled for June 1999. Microsoft is vigorously defending the case.

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

Revenue

Revenue of $4.94 billion in the December quarter of fiscal 1999 increased 38% over the second quarter of fiscal 1998. On a year to date basis, revenue in the first half of fiscal 1999 totaled $8.89 billion, an increase of 32% over the first two quarters of fiscal 1998. Revenue growth reflected the continued adoption of Microsoft(R) Windows(R) 32-bit operating systems and Microsoft Office. Organizational licensing increased substantially, particularly toward the end of the period, coinciding with the end of budget years for the Information Technology (IT) departments of many companies and governmental units. This surge of IT spending on PCs, desktop applications, and server and server applications appears to have been based on pre-Year 2000 "lockdowns" (i.e. customer decisions to refrain from further software purchases until completion of necessary Year 2000 remediation efforts).

Software license volume increases have been the principal factor in Microsoft's revenue growth. The average selling price per license has decreased, primarily because of general shifts in the sales mix from retail packaged products to licensing programs, from new products to product upgrades, and from stand-alone programs to integrated product suites. Average revenue per license from original equipment manufacturer (OEM) licenses and organizational license programs is lower than average revenue per license from retail versions. Likewise, product upgrades have lower prices than new products. Also, prices of integrated suites, such as Microsoft Office and BackOffice, are less than the sum of the prices for the individual programs included in these suites when such programs are licensed separately. An increased percentage of products and programs included elements that were billed but unearned and recognized ratably, such as certain platforms and applications programs, maintenance, and other subscription models. See accompanying notes to financial statements.

Product Groups

Platforms product revenue grew 50% to $2.32 billion in the second quarter. Revenue of $4.25 billion for the first half of fiscal 1999 grew 44% over the first half of fiscal 1998. Windows units licensed through the OEM channel, particularly Windows NT(R) Workstation, increased strongly over the prior year. Organizational licenses of these desktop platforms also contributed to the growth. Retail versions of Windows 98, which was released in June 1998, contributed to growth, particularly in the first quarter. Windows NT Server revenue was quite healthy. Windows CE and WebTV(TM) service continued to show strong revenue growth, although small in amount.

Applications and Tools product revenue increased 27% to $2.15 billion in the December quarter. Revenue for the first two quarters of $3.86 billion grew 24% compared to the comparable period of the prior year. Desktop applications revenue growth was strong, led by Microsoft Office integrated suites, including the Standard, Professional, and Small Business Editions. The primary programs in Microsoft Office are the word processor Microsoft Word, Microsoft Excel spreadsheet, and Microsoft PowerPoint(R) presentation graphics program. Various versions of Office, which are available for Windows and Macintosh operating systems, also include Microsoft Access database management program, Microsoft Outlook(TM) messaging and collaboration client, or other programs. Server applications revenue, principally Microsoft Exchange Server and Microsoft SQL Server(TM), increased strongly over the comparable periods of the prior year. The Visual Studio(R) 6.0 development system, an integrated set of software development tools, was recently released, leading to hearty tools revenue growth.

Interactive Media and Other revenue was $467 million in the December quarter, up 36% from the comparable quarter of fiscal 1998. Revenue from hardware products increased smartly, particularly joysticks and gamepads. Learning and entertainment software revenue was strong, including Microsoft Encarta(R) reference titles, Flight Simulator games, and the Age of Empires(R) game. Revenue from Microsoft Press was relatively flat and online services revenue rose substantially, but from a small base. Interactive Media and Other revenue of $783 million grew 18% over the first half of the prior year. In the first quarter, revenue from Microsoft Press; hardware; and learning and entertainment software was relatively flat compared to the prior year.

--------------------------------------------------------------------------------

Sales Channels

Microsoft distributes its products primarily through OEM licenses, organizational licenses, and retail packaged products. OEM channel revenue represents license fees from original equipment manufacturers who pre-install Microsoft products, primarily on PCs. Microsoft has three major geographic sales and marketing organizations: the South Pacific and Americas Region; the Europe, Middle East, and Africa Region; and the Asia Region. Sales of organizational licenses and packaged products in these channels are primarily to distributors and resellers.

Second quarter revenue from OEMs of $1.80 billion represented an increase of 48% over the comparable quarter of fiscal 1998. OEM revenue of $3.16 billion in the first half of fiscal 1999 increased 44% over the first half of fiscal 1998. Robust PC shipment growth, particularly in the second quarter, coupled with an increased penetration of higher value 32-bit operating systems drove the OEM revenue increase over the prior year.

For the December quarter, revenue in the South Pacific and Americas Region increased 34% to $1.57 billion. Revenue for the first two quarters of fiscal 1999 also grew 32% to $3.01 billion. These high growth rates reflected strong licensing of many products, including Microsoft Office, Windows NT Server, Windows NT Workstation, Windows 98, and server applications. In addition to steady growth in the U.S., revenue increased strongly in Brazil.

In the Europe, Middle East, and Africa Region, second quarter revenue of $1.20 billion was up 37% compared to the second quarter of fiscal 1998. For the first two quarters of fiscal 1999, revenue in the region totaled $2.04 billion, an increase of 31% over the prior year. Organizational licensing of Microsoft Office, Windows NT Server, Windows NT Workstation, and server applications grew strongly when compared to the prior year. Revenue growth continued to be solid in the United Kingdom, France, and Germany, and was particularly high in Sweden.

Revenue in the Asia Region in the December quarter of $373 million increased 14% from the second quarter of the prior year. Revenue increased in Hong Kong, China, and India, but was flat in Japan and Southeast Asia due to economic issues and weak currencies. On a year to date basis, revenue in the Asia Region was $680 million, flat with the comparable period of the prior year. Revenue in the September quarter decreased 11% from the first quarter of the prior year. Revenue was flat in Japan and decreased in Southeast Asia due to economic issues and weak currencies. As discussed below, the strengthening U.S. dollar negatively impacted translated revenue compared to the prior year, particularly in Japan.

Translated international revenue is affected by foreign exchange rates. The impact of foreign exchange rates on second quarter revenue was nominal, as weaknesses in Japanese, Australian, and Southeast Asian currencies versus the U.S. dollar were offset by the relative strength of European currencies. Had the rates from the prior year been in effect in the first quarter, international revenue billed in local currencies would have been $100 million higher, due to weaknesses in currencies versus the U.S. dollar. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses, Nonoperating Items, and Income Taxes

Cost of revenue as a percent of revenue was 8.8% in the second quarter, similar to the percent of revenue the prior year. On a year to date basis, the percentage was 8.3%, which also was similar to the percentage the prior year. The trend in mix shift to higher-margin OEM and organizational licenses was offset by greater volumes of lower-margin interactive media products and certain manufacturing costs, including costs of the WebTV service.

Research and development expenses in the second quarter increased 6% over the prior year to $667 million. For the first two quarters, research and development expenses were $1.28 billion, up 7% over the comparable period of the prior year. These increases were driven primarily by higher development headcount-related costs, offset by lower third-party development costs.

In August 1997, the Company acquired WebTV Networks, Inc., an online service that enables consumers to experience the Internet through their televisions via set-top terminals. Microsoft paid $425 million in stock and cash for WebTV. Fiscal 1998 results reflect a one-time write-off of in-process technologies under development by WebTV of $296 million.

Sales and marketing expenses were $940 million in the December quarter, which represented 19.0% of revenue, compared to 24.4% in the second quarter of the prior year. On a year to date basis, sales and marketing expenses were $1.77 billion, which represented 19.9% of revenue, down from 24.8% of revenue for the first two quarters of fiscal 1998. Expenses as a percent of revenue decreased due to lower relative sales expenses, marketing, and support costs.

--------------------------------------------------------------------------------

General and administrative costs were $149 million in the second quarter compared to $106 million in the December quarter of the prior year. First half general and administrative costs were $248 million, up 23% from $201 million the prior year. The increases were due, in part, to higher legal costs.

Other expenses include primarily the recognition of Microsoft's share of joint venture activities, including DreamWorks Interactive and the MSNBC cable and online news services.

Second quarter investment income increased to $337 million from $157 million in the second quarter of the prior year. Year to date investment income totaled $598 million in fiscal 1999, compared to $299 million the prior year. The increases were due to the larger investment portfolio generated by cash from operations, coupled with realized gains of $70 million from the sale of certain bond and equity securities in the second quarter.

In August 1998, Microsoft sold its Softimage subsidiary to Avid Technology, Inc. A pretax gain of $160 million was recorded in the first quarter of fiscal 1999.

Excluding the tax impact of the gain on the sale of Softimage, the effective tax rate for fiscal 1999 was 35%, less than the higher effective rate in fiscal 1998 due to a legislative clarification of the foreign sales corporation rules as they apply to software and the nondeductible write-off of WebTV in-process technologies.

Financial Condition

Microsoft's cash and short-term investment portfolio totaled $19.24 billion at December 31, 1998. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

Microsoft also invests in equity securities, including financial investments and strategic technology companies in many areas.

Microsoft has no material long-term debt and has $100 million of standby multicurrency lines of credit to support foreign currency hedging and cash management. Stockholders' equity at December 31, 1998 was $22.58 billion.

Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology and to fund ventures and other strategic opportunities. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $330 million on December 31, 1998.

Cash will also be used to repurchase common stock to provide shares for employee stock option and purchase plans. The buyback program has not kept pace with employee stock option grants or exercises. Beginning in fiscal 1990, Microsoft has repurchased 355 million common shares while 853 million shares were issued under the Company's employee stock option and purchase plans. The market value of all outstanding stock options was $60 billion as of December 31, 1998. Microsoft enhances its repurchase program by selling put warrants. During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible preferred stock. Net proceeds of $980 million were used to repurchase common shares.

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

Microsoft offers a broad range of information resources and software updates to help customers plan and implement Year 2000 remediation programs. Current information about the Company's products and business and technical issues is available at the Microsoft Year 2000 Readiness Disclosure and Resource Center web site (www.microsoft.com/year2000). Information on the web site will help
          --------------------------
customers evaluate the impact of the Year 2000 on Microsoft products used in their computing environments.

The Company is continuing to test its products and classify its tested products into the following categories of compliance: "compliant," "compliant with minor issues," and "not compliant." Most of the products tested are either "compliant" or "compliant with minor issues," as defined. Microsoft's policy is to make future and current versions of its core products Year 2000 "compliant," although the status of certain current versions will remain at "compliant with minor issues." For non-compliant products, Microsoft is providing recommendations as to how an organization may address possible Year 2000 issues regarding that product. Microsoft is issuing software updates (at no additional charge) for most, but not all, known issues. Not all products will be tested.

Information on the Company's web site is provided to customers for the sole purpose of assisting in planning for the transition to the Year 2000. Such information is the most currently available concerning the behavior of the Company's products and is provided "as is" without warranty of any kind. However, variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware, and hardware will likely lead to lawsuits against the Company. The outcome of such lawsuits and the impact on the Company are not estimable at this time.

The Year 2000 issue also affects the Company's internal systems, including information technology (IT) and non-IT systems. Microsoft is assessing the readiness of its systems for handling the Year 2000, and has started the remediation and certification process. Contingency plans are being developed in parallel with the testing and remediation efforts.

Microsoft is evaluating its third-party distribution and supply chain to understand their ability to continue providing services and products through the change to the year 2000. Microsoft is monitoring and working directly with key vendors, product manufacturers, distributors, and direct resellers to avoid any business interruptions in the year 2000. For critical third parties with known issues, contingency plans will be developed.

The Company is also reviewing its facilities and infrastructure. Remediation efforts are under way and certain contingency plans are in development.

While Year 2000 issues present a potential risk to Microsoft's internal systems, distribution and supply chain, and facilities, the Company is minimizing risk with a worldwide effort. Microsoft is performing an extensive assessment and is in the process of testing and remediating mission critical components. The current plan is to have the majority of these components resolved by June 1999, with the remaining components resolved by September 1999. Management currently believes that all critical systems will be ready by the Year 2000 and that the cost to address the issues is not material.

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

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on November 11, 1998, the following proposal was adopted by the margins indicated:

  To elect a Board of Directors to hold office until their successors are elected and qualified.

                                                           Number of Shares
                                                          For                 Withheld
William H. Gates                                      2,218,609,523           6,111,854
Paul G. Allen                                         2,218,316,854           6,404,523
Jill E. Barad                                         2,218,588,564           6,132,813
Richard A. Hackborn                                   2,218,701,351           6,020,026
David F. Marquardt                                    2,218,622,951           6,098,426
William G. Reed, Jr.                                  2,218,358,703           6,362,674
Jon A. Shirley                                        2,218,532,388           6,188,989

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

     27.   Financial Data Schedule

(B)  Reports on Form 8-K
     Microsoft filed no reports on Form 8-K during the quarter ended December 31, 1998.

Items 2, 3, and 5 are not applicable and have been omitted.

--------------------------------------------------------------------------------

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                Microsoft Corporation

  Date:  February 12, 1999      By:  /s/   Gregory B. Maffei
                                     -----------------------
                                     Gregory B. Maffei,
                                     Vice President, Finance;
                                     Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)

--------------------------------------------------------------------------------