Form 10-Q
period 1999-03-31
MICROSOFT CORP
filed 1999-05-14
CIK 789019

================================================================================

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549


                                   FORM 10-Q

        [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 1999


        [_]    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period From _____ to ____

                            ______________________

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

Yes [X]   No [_]

      The number of shares outstanding of the registrant's common stock as of April 30, 1999 was 5,103,859,232.

================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended March 31, 1999

                                     INDEX

Part I.  Financial Information

  Item 1.  Financial Statements                                                      Page
                                                                                     ----
           a) Income Statements
              for the Three and Nine Months Ended March 31, 1998 and 1999..........    1

           b) Balance Sheets
              as of June 30, 1998 and March 31, 1999...............................    2

           c) Cash Flows Statements
              for the Nine Months Ended March 31, 1998 and 1999....................    3

           d) Stockholders' Equity Statements
              for the Three and Nine Months Ended March 31, 1998 and 1999..........    4

           e) Notes to Financial Statements........................................    5

  Item 2   Management's Discussion and Analysis of Financial
           Condition and Results of Operations.....................................    9

Part II.  Other Information

  Item 1.  Legal Proceedings.......................................................   14

  Item 2.  Changes in Securities and Use of Proceeds...............................   14

  Item 4.  Submission of Matters to a Vote of Security Holders.....................   14

  Item 6.  Exhibits and Reports on Form 8-K........................................   14

Signature..........................................................................   15

                         Part I.  Financial Information

Item 1.  Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)
________________________________________________________________________________

                                                               Three Months Ended           Nine Months Ended
                                                                    Mar. 31                      Mar. 31
                                                              1998           1999          1998           1999
---------------------------------------------------------------------------------------------------------------
Revenue                                                      $3,774         $4,331       $10,489        $13,222
Operating expenses:
  Cost of revenue                                               317            350           883          1,090
  Research and development                                      597            611         1,791          1,889
  Acquired in-process technology                                  0              0           296              0
  Sales and marketing                                           829            996         2,493          2,766
  General and administrative                                    104            144           305            392
  Other expenses                                                 60              1           181             60
---------------------------------------------------------------------------------------------------------------
    Total operating expenses                                  1,907          2,102         5,949          6,197
---------------------------------------------------------------------------------------------------------------
Operating income                                              1,867          2,229         4,540          7,025
Investment income                                               190            720           489          1,318
Gain on sale                                                      0              0             0            160
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                    2,057          2,949         5,029          8,503
Provision for income taxes                                      720          1,032         1,896          2,920
---------------------------------------------------------------------------------------------------------------
Net income                                                   $1,337         $1,917       $ 3,133        $ 5,583
===============================================================================================================
Earnings per share (1):
  Basic                                                      $ 0.27         $ 0.38       $  0.64        $  1.11
===============================================================================================================
  Diluted                                                    $ 0.25         $ 0.35       $  0.59        $  1.02
===============================================================================================================

(1) Earnings per share amounts for the three and nine months ended March 31, 1998 have been restated to reflect a two-for-one stock split in March 1999.


                            See accompanying notes.
________________________________________________________________________________

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)
________________________________________________________________________________

                                                                       June 30        Mar. 31
                                                                        1998          1999 (1)
---------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and short-term investments                                      $13,927        $21,761
  Accounts receivable                                                    1,460          1,689
  Other                                                                    502            608
---------------------------------------------------------------------------------------------
    Total current assets                                                15,889         24,058
Property and equipment                                                   1,505          1,445
Equity investments                                                       4,703          7,474
Other assets                                                               260            584
---------------------------------------------------------------------------------------------
      Total assets                                                     $22,357        $33,561
=============================================================================================
Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                     $   759        $ 1,016
  Accrued compensation                                                     359            289
  Income taxes payable                                                     915          1,347
  Unearned revenue                                                       2,888          4,195
  Other                                                                    809            992
---------------------------------------------------------------------------------------------
    Total current liabilities                                            5,730          7,839
---------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock -
    shares authorized 100; outstanding 13                                  980            980
  Common stock and paid-in capital -
    shares authorized 12,000; outstanding 4,940 and 5,091                8,025         12,418
  Retained earnings                                                      7,622         12,324
---------------------------------------------------------------------------------------------
    Total stockholders' equity                                          16,627         25,722
---------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                       $22,357        $33,561
=============================================================================================

(1)  Unaudited


                            See accompanying notes.
________________________________________________________________________________

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)
________________________________________________________________________________

                                                                         Nine Months Ended
                                                                              Mar. 31
                                                                      1998               1999
-----------------------------------------------------------------------------------------------
Operations
  Net income                                                         $ 3,133            $ 5,583
  Depreciation and amortization                                          776                514
  Write-off of acquired in-process technology                            296                  0
  Gain on sale                                                             0               (160)
  Unearned revenue                                                     2,139              4,139
  Recognition of unearned revenue from prior periods                  (1,094)            (2,832)
  Other current liabilities                                              266                471
  Accounts receivable                                                   (123)              (192)
  Other current assets                                                    53               (104)
-----------------------------------------------------------------------------------------------
    Net cash from operations                                           5,446              7,419
-----------------------------------------------------------------------------------------------
Financing
  Common stock issued                                                    650              1,102
  Common stock repurchased                                            (1,605)            (1,527)
  Put warrant proceeds                                                   388                757
  Preferred stock dividends                                              (21)               (21)
  Stock option income tax benefits                                       910              2,238
-----------------------------------------------------------------------------------------------
    Net cash from financing                                              322              2,549
-----------------------------------------------------------------------------------------------
Investments
  Additions to property and equipment                                   (415)              (291)
  Cash portion of WebTV purchase price                                  (190)                 0
  Cash proceeds from sale of Softimage                                     0                 79
  Equity investments and other                                        (1,756)            (1,899)
  Short-term investments                                              (2,952)            (5,532)
-----------------------------------------------------------------------------------------------
    Net cash used for investments                                     (5,313)            (7,643)
-----------------------------------------------------------------------------------------------
Net change in cash and equivalents                                       455              2,325
Effect of exchange rates on cash and equivalents                         (51)                39
Cash and equivalents, beginning of period                              3,706              3,839
-----------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                    4,110              6,203
Short-term investments, end of period                                  8,212             15,558
-----------------------------------------------------------------------------------------------
Cash and short-term investments, end of period                       $12,322            $21,761
===============================================================================================


                            See accompanying notes.
________________________________________________________________________________

MICROSOFT CORPORATION

STOCKHOLDERS' EQUITY STATEMENTS
(In millions)(Unaudited)
________________________________________________________________________________

                                                          Three Months Ended           Nine Months Ended
                                                               Mar. 31                     Mar. 31
                                                          1998          1999          1998          1999
----------------------------------------------------------------------------------------------------------
Convertible preferred stock
  Balance                                               $   980        $   980      $   980        $   980
----------------------------------------------------------------------------------------------------------
Common stock and paid-in capital
  Balance, beginning of period                            6,104         10,443        4,509          8,025
  Common stock issued                                       323            901          949          1,771
  Common stock repurchased                                   (9)           (20)        (100)           (45)
  Structured repurchases price differential                   0           (328)         328           (328)
  Proceeds from sale of put warrants                         63            402          388            757
  Stock option income tax benefits                          503          1,020          910          2,238
----------------------------------------------------------------------------------------------------------
    Balance, end of period                                6,984         12,418        6,984         12,418
----------------------------------------------------------------------------------------------------------
Retained earnings
  Balance, beginning of period                            5,260         11,155        5,288          7,622
----------------------------------------------------------------------------------------------------------
  Net income                                              1,337          1,917        3,133          5,583
  Net unrealized investments gains                          167             46          297            586
  Translation adjustments and other                         (45)           (52)        (152)            54
----------------------------------------------------------------------------------------------------------
    Comprehensive income                                  1,459          1,911        3,278          6,223
  Preferred stock dividends                                  (7)            (7)         (21)           (21)
  Common stock repurchased                                    0           (735)      (1,833)        (1,500)
----------------------------------------------------------------------------------------------------------
    Balance, end of period                                6,712         12,324        6,712         12,324
----------------------------------------------------------------------------------------------------------
      Total stockholders' equity                        $14,676        $25,722      $14,676        $25,722
==========================================================================================================


                            See accompanying notes.
________________________________________________________________________________

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

Stock Split

In March 1999, outstanding shares of common stock were split two-for-one. All prior share and per share amounts have been restated to reflect the stock split.

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

The components of basic and diluted earnings per share were as follows:

EARNINGS PER SHARE
(In millions, except earnings per share)
________________________________________________________________________________

                                                          Three Months Ended           Nine Months Ended
                                                               Mar. 31                     Mar. 31
                                                          1998          1999          1998          1999
--------------------------------------------------------------------------------------------------------------
Net income (A)                                          $1,337         $1,917       $3,133         $5,583
Preferred stock dividends                                   (7)            (7)         (21)           (21)
--------------------------------------------------------------------------------------------------------------
Net income available for common shareholders (B)        $1,330         $1,910       $3,112         $5,562
==============================================================================================================
Average outstanding shares of common stock (C)           4,866          5,055        4,843          5,004
Dilutive effect of:
  Common stock under structured repurchases                 10             12            3             17
  Preferred stock                                           30             16           35             20
  Employee stock options                                   464            429          464            428
--------------------------------------------------------------------------------------------------------------
Common stock and common stock equivalents (D)            5,370          5,512        5,345          5,469
==============================================================================================================
Earnings per share:
  Basic (B/C)                                           $ 0.27         $ 0.38       $ 0.64         $ 1.11
==============================================================================================================
  Diluted (A/D)                                         $ 0.25         $ 0.35       $ 0.59         $ 1.02
==============================================================================================================

________________________________________________________________________________

Unearned Revenue

A portion of Microsoft's revenue is earned ratably over the product life cycle or, in the case of subscriptions, over the period of the license agreement.

End-users receive certain elements of the Company's platform products over a period of time. These elements include browser and other Internet technologies, telephone support, Internet-based technical support, and service releases. Consequently, Microsoft recognizes the fair value of these elements, currently approximately 20% of Windows 98 and Windows 95 desktop operating systems OEM revenue and approximately 35% of retail version revenue, over the product's life cycle. Approximately 20% of Windows NT Workstation and Windows NT Server revenue is also recognized ratably. Product life cycles are currently estimated at two years. The Company also sells subscriptions to platforms products via maintenance and certain organizational license agreements. At March 31, 1999, platform products unearned revenue was $2.06 billion.

Likewise, end-users of the Company's applications products receive elements over time, including telephone support, new Internet technologies, and service releases. The fair value of these elements, which is currently approximately 20% of Office 97 applications revenue, is recognized ratably over the estimated 18-month product life cycle. The Company also sells subscriptions to applications and tools products, including maintenance and certain organizational license programs. Unearned revenue associated with applications and tools products totaled $2.02 billion at March 31, 1999.

Unearned revenue associated with other miscellaneous programs totaled $113 million at March 31, 1999.

Stockholders' Equity

Microsoft repurchases its common stock in the open market to provide shares for issuance to employees under stock option and stock purchase plans. During the first three quarters of fiscal 1999, the Company repurchased 25.6 million shares of Microsoft common stock in the open market. During fiscal 1998, the Company repurchased 42 million shares under forward settlement structured repurchases and paid cash for a portion of the purchase price. In the March quarter of fiscal 1999, the Company settled the remainder by returning 28 million shares, based upon the stock price on the date of settlement. The timing and method of settlement was at the discretion of the Company. The differential between the cash paid and the price of Microsoft common stock on the date of the agreement was originally reflected in common stock and paid-in capital.

To enhance its stock repurchase program, Microsoft sells put warrants to independent third parties. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices, and permit a net-share settlement at the Company's option. On March 31, 1999, 163 million warrants were outstanding. The outstanding put warrants have strike prices ranging from $59 to $65 per share and maturities ranging from 6 to 36 months.

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

Sale of Softimage

In August 1998, the Company sold a wholly-owned subsidiary, Softimage, Inc. to Avid Technology, Inc. Microsoft received cash of $79 million and securities valued at $85 million. A pretax gain of $160 million was recognized in the first quarter of fiscal 1999. As part of a transitional service agreement, Microsoft agreed to make certain development tools and management systems available to Avid for use in the Softimage business.

________________________________________________________________________________

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

On November 17, 1998, the court entered an order granting Sun's request for a preliminary injunction, holding that Sun had established a likelihood of success on its copyright infringement claims because Microsoft's use of Sun's technology in its products was beyond the scope of the parties' license agreement. The court ordered Microsoft to make certain changes in its products that include Sun's Java Technology and to make certain changes in its Java software development tools. The court also enjoined Microsoft from entering into any licensing agreements that were conditioned on exclusive use of Microsoft's Java Virtual Machine. Microsoft appealed that ruling to the 9th Circuit on December 16, 1998. Oral argument on that appeal is set for June 16, 1999. In the interim, Microsoft is complying with the ruling and has not sought a stay of the injunction pending appeal. On December 18, 1998, Microsoft filed a motion requesting an extension of the 90-day compliance period for certain Microsoft products, which was granted in part in January 1999. Microsoft filed a motion on February 5, 1999, seeking clarification of the court's order that Microsoft would not be prevented from engaging in independent development of Java technology under the order. The court granted that motion. On January 22, 1999, Microsoft and Sun filed a series of summary judgment motions regarding the interpretation of the contract and other issues. There are no other hearing or trial dates set.

On May 18, 1998, the Antitrust Division of the U.S. Department of Justice (DOJ) and a group of 20 state Attorneys General filed two antitrust cases against Microsoft in the U.S. District Court for the District of Columbia. The DOJ complaint alleges violations of Sections 1 and 2 of the Sherman Act. The DOJ complaint seeks declaratory relief as to the violations it asserts and preliminary and permanent injunctive relief regarding: the inclusion of Internet browsing software (or other software products) as part of Windows; the terms of agreements regarding non-Microsoft Internet browsing software (or other software products); taking or threatening "action adverse" in consequence of a person's failure to license or distribute Microsoft Internet browsing software (or other software product) or distributing competing products or cooperating with the government; and restrictions on the screens, boot-up sequence, or functions of Microsoft's operating system products. The state Attorneys General allege largely the same claims, and various pendent state claims. The states seek declaratory relief, and preliminary and permanent injunctive relief similar to that sought by the DOJ, together with statutory penalties under the state law claims. The foregoing description is qualified in its entirety by reference to the full text of the complaints and other papers on file in those actions, case numbers 98-1232 and 98-1233.

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

________________________________________________________________________________

Caldera, Inc. filed a lawsuit against Microsoft in July 1996. It alleges Sherman Act violations relating to Microsoft licensing practices of MS-DOS and Windows in the late 80's and early 90's essentially the same complaints that resulted in the 1994 DOJ consent decree. Caldera claims to own the rights of Novell, Inc. and Digital Research Inc. relating to DR-DOS and Novell DOS products. It also asserts a claim that Windows 95 is a technological tie of Windows and MS-DOS. Trial is scheduled for January 2000. Summary judgment motions are pending. Microsoft believes the claims are without merit and is vigorously defending the case.

Microsoft is also subject to various legal proceedings and claims that arise in the ordinary course of business.

Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

________________________________________________________________________________

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Microsoft develops, manufactures, licenses, and supports a wide range of software products, including scalable operating systems for intelligent devices, personal computers (PCs), and servers; server applications for client/server environments; knowledge worker productivity applications; and software development tools. The Company's online efforts include the MSN(TM) network of Internet products and services; e-commerce platforms; and alliances with companies involved with broadband access and various forms of digital interactivity. Microsoft also licenses consumer software programs, sells PC input devices and books, and researches and develops advanced technologies for future software products.

Revenue

Revenue of $4.33 billion in the March quarter of fiscal 1999 increased 15% over the third quarter of fiscal 1998. Reported revenue did not include unearned revenue of $400 million related to the Microsoft(R) Office 2000 Technology Guarantee. Certain customers acquiring Office 97 or related applications are entitled to a free upgrade to the corresponding Office 2000 application when available. This revenue will be earned upon fulfillment of the related upgrade. Revenue growth reflected the continued adoption of Microsoft Windows(R) operating systems, including Windows 98, Windows NT(R) Server, and Windows NT Workstation; along with the Company's server applications. On a year to date basis, revenue in the first three quarters of fiscal 1999 totaled $13.2 billion, an increase of 26% over the first three quarters of fiscal 1998. Year to date revenue growth reflected the continued adoption of Microsoft(R) Windows(R) operating systems and Microsoft Office.

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

Product Groups

Platforms product revenue grew 26% to $2.05 billion in the third quarter. Revenue of $6.30 billion for the first three quarters of fiscal 1999 grew 38% over the first three quarters of fiscal 1998. Windows-based units licensed through the OEM channel, particularly Windows NT Workstation, increased strongly. Organizational licensing of Windows NT Workstation and Windows 98 also contributed to the growth. Windows NT Server revenue was healthy, although the growth rate slowed from growth percentages in prior quarters. Windows CE and Microsoft WebTV Network(TM) service continued to show strong revenue growth, albeit small in amount.

Applications and Tools product revenue increased 4% to $1.94 billion in the March quarter. Underlying shipments of desktop applications were strong, led by Microsoft Office integrated suites, including the Standard, Professional, and Small Business Editions. However, desktop applications earned revenue actually decreased from a year ago, due to the impact of the Office 2000 Technology Guarantee noted above. Server applications revenue, principally Microsoft Exchange Server and Microsoft SQL Server(TM), increased strongly over the comparable quarter of the prior year. SQL Server revenue in the March quarter was very healthy, and also included earned revenue of $45 million related to fulfillment of free upgrades to SQL Server 7.0, which was treated as unearned the prior quarter. The Visual Studio(R) 6.0 development system, an integrated set of software development tools, drove moderate tools revenue growth. Applications and Tools revenue for the first three quarters of fiscal 1999 grew 17% over the prior year, reflecting strong shipments of Microsoft Office (offset by the Office 2000 Technology Guarantee) and strong shipments of server applications.

Interactive Media and Other revenue was $341 million in the third quarter, up 22% from the comparable quarter of fiscal 1998. Online advertising revenue rose substantially, while revenue from hardware, consumer software, and Microsoft Press was relatively flat. Year to date revenue was $1.12 billion, up 19% over the prior year. The year to date increase reflected increased shipments of hardware products and escalated online advertising.

________________________________________________________________________________

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

Third quarter revenue from OEMs of $1.59 billion represented an increase of 29% over the comparable quarter of fiscal 1998. OEM revenue of $4.75 billion in the first three quarters of fiscal 1999 increased 39% over the first three quarters of fiscal 1998. PC shipment growth coupled with an increased penetration of higher value 32-bit operating systems drove the OEM revenue increase over the prior year.

For the March quarter, revenue in the South Pacific and Americas Region increased 6% to $1.33 billion. Growth from Windows NT Server, Windows NT Workstation, server applications, and online services offset lower earned revenue from desktop applications. Organization licensing activity was strong. Revenue growth in the U.S. was moderate, but was relatively flat in Latin America and the South Pacific. Revenue for the first three quarters of fiscal 1999 grew 23% to $4.34 billion, reflecting strong licensing of Microsoft Office, Windows NT Server, Windows NT Workstation, Windows 98, and server applications.

In the Europe, Middle East, and Africa Region, third quarter revenue of $932 million was up 4% compared to the third quarter of fiscal 1998. Organizational licensing of Windows NT Server, Windows NT Workstation, and server applications grew strongly compared to the prior year, offsetting the decline in desktop applications earned revenue. Revenue growth continued to be solid in France and Germany, and was particularly high in the United Kingdom, Sweden, the Netherlands, and the Middle East. For the first three quarters of fiscal 1999, revenue in the region totaled $2.97 billion, an increase of 21% over the prior year. Organizational licensing of Microsoft Office, Windows NT Server, Windows NT Workstation, and server applications grew strongly compared to the prior year.

Revenue in the Asia Region in the March quarter of $475 million increased 22% from the third quarter of the prior year. Desktop applications revenue was particularly strong. Revenue growth was solid in Japan. Certain areas exhibited superb growth, including China, India, and Southeast Asia. On a year to date basis, revenue in the Asia Region was $1.15 billion, up 9% over the comparable period of the prior year. As discussed below, strengthening local currencies positively impacted translated revenue compared to the prior year, particularly in Japan.

Translated international revenue is affected by foreign exchange rates. The impact of foreign exchange rates on third quarter revenue was positive, as most local currencies were strong versus the U.S. dollar. Had the rates from the prior year been in effect in the third quarter of fiscal 1999, translated international revenue billed in local currencies would have been $55 million lower. The impact of foreign exchange rates on second quarter revenue was nominal, as weaknesses in Japanese, Australian, and Southeast Asian currencies versus the U.S. dollar were offset by the relative strength of European currencies. Had the rates from the prior year been in effect in the first quarter, international revenue would have been $100 million higher, due to weaknesses in currencies versus the U.S. dollar. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses, Nonoperating Items, and Income Taxes

Cost of revenue as a percent of revenue was 8.1% in the third quarter, down slightly from the percent of revenue the prior year. On a year to date basis, the percentage was 8.2%, which also was slightly less than the percentage the prior year. The impact of the trend in mix shift to OEM and organizational licenses on the cost of revenue percentage was offset somewhat by the impact of unearned revenue related to the Office 2000 Technology Guarantee and increased costs related to online services.

Research and development expenses increased 2% in the third quarter to $611 million, driven primarily by higher development headcount-related costs offset by lower infrastructure costs. On a year to date basis, research and development expenses grew 5% to $1.89 billion, reflecting higher development headcount-related costs, offset by lower infrastructure costs and third-party development costs.

In August 1997, the Company acquired WebTV Networks, Inc., an online service that enables consumers to experience the Internet through their televisions via set-top terminals. Microsoft paid $425 million in stock and cash for WebTV. Fiscal 1998 results reflect a one-time write-off of in-process technologies under development by WebTV of $296 million.

________________________________________________________________________________

Sales and marketing expenses were $996 million in the March quarter, which represented 23.0% of revenue, compared to 22.0% in the third quarter of the prior year. Total sales and marketing expense as a percent of revenue increased due to higher relative sales expenses offset by lower relative marketing costs. On a year to date basis, sales and marketing expenses were $2.77 billion, which represented 20.9% of revenue, down from 23.8% of revenue for the first three quarters of fiscal 1998. Expenses as a percent of revenue decreased due to lower relative sales expenses and marketing costs.

General and administrative costs were $144 million in the third quarter compared to $104 million in the March quarter of the prior year. Year to date general and administrative costs were $392 million, up 29% from $305 million the prior year. The increases were due, in part, to higher legal costs.

Other expenses reflect primarily the recognition of Microsoft's share of joint venture activities, including DreamWorks Interactive and the MSNBC cable and online news services.

Third quarter investment income increased to $720 million from $190 million in the third quarter of the prior year. Year to date investment income totaled $1.32 billion in fiscal 1999, compared to $489 million the prior year. The increase was due to the larger investment portfolio generated by cash from operations, coupled with realized gains of more than $400 million from the sale of certain bond and equity securities.

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

Financial Condition

Microsoft's cash and short-term investment portfolio totaled $21.76 billion at March 31, 1999. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

Microsoft also invests in equity securities, including financial investments and strategic technology companies in many areas.

Microsoft has no material long-term debt and has $100 million of standby multicurrency lines of credit to support foreign currency hedging and cash management. Stockholders' equity at March 31, 1999 was $25.72 billion.

Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $360 million on March 31, 1999. Cash will also be used to fund ventures and other strategic opportunities.

In May 1999, the Company agreed to purchase $5 billion of convertible securities and warrants of AT&T, a premier provider of voice and data communications. In addition to various technology licensing agreements with AT&T and in connection with AT&T's proposed merger with MediaOne Group Inc., the Company agreed to acquire MediaOne's interest in Telewest Communications plc. Telewest is leading provider of cable television and residential and business cable telephony services in the United Kingdom. Also, the Company announced its intention to purchase $600 million of Nextel Communications Inc. common stock. Nextel is a leading provider of integrated wireless communications in the United States.
The transactions are subject to certain regulatory approvals and other conditions. In addition to previous investments in broadband service providers such as Comcast Corporation and NTL Inc., the Company's strategy may include future investments in broadband and wireless service providers around the world.

Cash will also be used to repurchase common stock to provide shares for employee stock option and purchase plans. The buyback program has not kept pace with employee stock option grants or exercises. Beginning in fiscal 1990, Microsoft has repurchased 691 million common shares while 1.76 billion shares were issued under the Company's

________________________________________________________________________________
employee stock option and purchase plans. The market value of all outstanding stock options was $72 billion as of March 31, 1999. Microsoft enhances its repurchase program by selling put warrants. During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible preferred stock. Net proceeds of $980 million were used to repurchase common shares.

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

New Accounting Pronouncement

During December 1998, the Accounting Standards Executive Committee (AcSEC) of the American Institute of Certified Public Accountants issued Statement of Position (SOP) 98-9, Modification of SOP 97-2, Software Revenue Recognition, With Respect to Certain Transactions. The SOP is effective for transactions entered into in fiscal years beginning after March 15, 1999. Management of the Company is evaluating the new SOP and related interpretive guidance. The impact on the future financial results of the Company has not been determined.

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

Microsoft offers a broad range of information resources and software updates to help customers plan and implement Year 2000 remediation programs. Current information about the Company's products and business and technical issues is available at the Microsoft Year 2000 Readiness Disclosure and Resource Center web site (www.microsoft.com/year2000). Information on the web site will help customers evaluate the impact of the Year 2000 on Microsoft products used in their computing environments.

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

Microsoft is evaluating its third-party distribution and supply chain and vendors to understand their ability to continue providing services and products through the change to the year 2000. Microsoft is monitoring and working directly with key vendors, product manufacturers, distributors, and direct resellers to avoid any business interruptions in the year 2000. For critical third parties with known issues, contingency plans will be developed.

The Company is also reviewing its facilities and infrastructure. Remediation efforts are under way and certain contingency plans are in development.

________________________________________________________________________________

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

________________________________________________________________________________

                          Part II.  Other Information

Item 1.  Legal Proceedings

See notes to financial statements.

Item 2.  Changes in Securities and Use of Proceeds

During the quarter, the Company issued an aggregate of 918,702 of its common shares pursuant to a merger in exchange for the outstanding capital shares of Compare Net, Inc. held by 16 shareholders. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. Each purchaser represented that he, she, or it was an accredited investor with access to all relevant information necessary. The Company has filed a Registration Statement on Form S-3 covering the resale of such securities.

During the quarter, the Company issued an aggregate of 28,025,414 of its common shares to a major institutional investor in satisfaction of outstanding financial obligations of the Company, as described in the accompanying notes to financial statements. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. The institutional investor is an accredited investor with access to all relevant information necessary. The Company has entered into an agreement that grants registration rights to the institutional investor on Form S-3.

Reference is also made to the information on sales of put warrants described in the accompanying notes to financial statements. All such transactions are exempt from registration under Section 4(2) of the Securities Act of 1933. Each transaction was privately negotiated and each offeree and purchaser was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by the registrant in the placement of these securities.

Item 4.  Submission of Matters to a Vote of Security Holders

At a Special Meeting of Shareholders held on March 12, 1999, the following proposal was adopted by the margin indicated:

  To amend the Company's Articles of Incorporation to increase the authorized common stock from 4,000,000,000 shares to 12,000,000,000 shares and halve the par value of the common stock from $.000025 per share to $.0000125 per share in order to accommodate the proposed two-for-one split of the Company's common stock.

  Shares voting:
     For               2,191,343,759
     Against              31,891,442
     Abstain               4,577,616

Item 6.  Exhibits and Reports on Form 8-K

(A)  EXHIBITS
     27.  Financial Data Schedule

(B)  REPORTS ON FORM 8-K
     Microsoft filed no reports on Form 8-K during the quarter ended March 31, 1999.

Items 3 and 5 are not applicable and have been omitted.

________________________________________________________________________________

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                        Microsoft Corporation


     Date:  May 12, 1999                By:  /s/   Gregory B. Maffei
                                        ----------------------------
                                        Gregory B. Maffei,
                                        Senior Vice President, Finance and
                                        Administration; Chief Financial Officer


                                        (Principal Financial and Accounting
                                        Officer and Duly Authorized Officer)



________________________________________________________________________________
                                      15