Form 10-K
period 1999-06-30
MICROSOFT CORP
filed 1999-09-28
CIK 789019

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

                    For The Fiscal Year Ended June 30, 1999

    [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

      For the Transition Period from ___________ to ____________


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

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

   The aggregate market value of common stock held by non-affiliates of the registrant as of September 10, 1999 was $375,039,342,820.

   The number of shares outstanding of the registrant's common stock as of September 10, 1999 was 5,141,508,124.

                      DOCUMENTS INCORPORATED BY REFERENCE

   Portions of the 1999 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV. Portions of the definitive Proxy Statement dated September 10, 1999 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 10, 1999 are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             MICROSOFT CORPORATION

                                   FORM 10-K

                    For The Fiscal Year Ended June 30, 1999

                                     INDEX

                                    Part I
Item 1.  Business.........................................................    1
Item 2.  Properties.......................................................   13
Item 3.  Legal Proceedings................................................   13
Item 4.  Submission of Matters to a Vote of Security Holders..............   14
         Executive Officers of the Registrant.............................   14


                                   Part II
Item 5.  Market for Registrant's Common Stock and Related Stockholder
         Matters..........................................................   16
Item 6.  Selected Financial Data..........................................   16
Item 7.  Management's Discussion and Analysis of Results of Operations and
         Financial Condition..............................................   16
Item 7a. Quantitative and Qualitative Disclosures about Market Risk.......   16
Item 8.  Financial Statements and Supplementary Data......................   16
Item 9.  Changes in and Disagreements with Accountants on Accounting and
         Financial Disclosures............................................   16


                                   Part III
Item 10. Directors of the Registrant......................................   17
Item 11. Executive Compensation...........................................   17
Item 12. Security Ownership of Certain Beneficial Owners and Management...   17
Item 13. Certain Relationships and Related Transactions...................   17


                                   Part IV
Item 14. Exhibits, Financial Statement Schedules, and Reports on
         Form 8-K.........................................................   18
         Signatures.......................................................   19

                                    PART I

Item 1. Business

General

  Microsoft Corporation (the "Company" or "Microsoft") was founded as a partnership in 1975 and incorporated in 1981. Microsoft develops, manufactures, licenses, and supports a wide range of software products for a multitude of computing devices. Microsoft software includes scalable operating systems for intelligent devices, personal computers (PCs) and servers; server applications for client/server environments; knowledge worker productivity applications; and software development tools. The Company's online efforts include the MSN(TM) network of Internet products and services; e-commerce platforms; and alliances with companies involved with broadband access and various forms of digital interactivity. Microsoft also licenses consumer software programs; sells PC input devices; trains and certifies system integrators; and researches and develops advanced technologies for future software products.

  Microsoft's business strategy emphasizes the development of a broad line of software products for information technology (IT) professionals, knowledge workers, developers, and consumers, marketed through multiple channels of distribution. The Company is divided into three main areas: the Business Divisions, the Sales and Support Group, and the Operations Group.

  The Business Divisions act in parallel, each with responsibility for the product planning and marketing strategies for their respective customer segments. These customer segments are the Windows(R) Platforms segment, the Business Productivity Applications and Developer segment, and the Consumer, Commerce, and Other segment.

   The Windows Platforms segment contains three groups. The Business and Enterprise Group develops and markets PC and server operating systems required by large organizations and IT professionals. The Consumer Windows Group oversees and develops operating systems designed primarily for stand-alone PCs used in homes and small businesses. The Streaming Media Division develops a digital media platform for streaming music, video, and synchronized multimedia over the Internet.

  The Business Productivity Applications and Developer segment has two primary groups organized around providing software and solutions for knowledge workers and software developers. The Business Productivity Group creates and markets primarily desktop and server applications. The Developer Group builds architecture and software tools for developers.

  The Consumer, Commerce, and Other segment includes the Consumer and Commerce Group and the Home and Retail Division. The Consumer and Commerce Group provides services to consumers over the Internet and provides software solutions and services for businesses to conduct commerce on the Internet. The Home and Retail Division creates and markets productivity programs, learning and entertainment products, and hardware peripherals. For financial reporting, revenue from Microsoft Press, consulting, and certification of system integrators is included in this segment.

   See notes to financial statements for financial information regarding segment reporting.

  Microsoft has a research lab dedicated to creating new technology and converting problems into tangible solutions that Microsoft developers can incorporate into products to meet customers' needs.

  The Sales and Support Group is responsible for building long-term business relationships with original equipment manufacturers (OEMs), enterprises, small- and medium-sized businesses, application developers, educational institutions, and consumers. Enterprises are offered tailored license programs, enterprise-wide support, consulting services, and other specialized services. The group also manages the channels that serve customers by working with OEMs, distributors, and resellers. In addition to the OEM channel, Microsoft has three major geographic sales organizations: the South Pacific and Americas; Europe, Middle East, and Africa; and Asia. The Sales and Support group supports the Company's products with technical support for end users, developers, and IT departments in organizations.

  The Operations Group is responsible for managing business operations and overall business planning. This includes the process of manufacturing and delivering finished goods and licenses; corporate functions such as finance, administration, human resources, and legal; and the publishing efforts of Microsoft Press.

Products

 Windows Platforms

  The Windows Platforms segment is responsible for the development of PC and server platforms, including the Microsoft(R) Windows and Windows NT(R) operating systems. The segment is also responsible for developing the Microsoft Internet Explorer browsing software and Microsoft Windows Media(TM) Technologies. PC operating systems perform a variety of functions, such as allocating computer memory, scheduling applications software execution, managing information and communication flow among the various PC components, and enabling end users to access files and information from a variety of sources. The Windows NT operating system for servers is an enterprise-wide platform for building and deploying distributed applications for networked PCs. The Windows Platforms segment also provides products for developing, running, and managing Internet and intranet applications and content.

  Windows 98. The successor to Windows 95, Windows 98 is a personal computer operating system that provides a Web-oriented user interface, better system performance along with easier system diagnostics and maintenance. Windows 98 supports graphics, sound, and multimedia technologies and provides the ability to easily add and remove peripheral devices and support for Universal Serial Bus (USB). Windows 98 was released in June 1998.

  Windows 95. The successor to the MS-DOS(R) operating system and Windows 3.x, Windows 95 was released in August 1995. Windows 95 is a fully integrated, multitasking 32-bit operating system, designed to be compatible with Intel microprocessor-based PCs, most hardware devices, and applications for Windows 3.x and MS-DOS.

  Windows NT Workstation. A fully integrated, multitasking 32-bit PC operating system, Windows NT Workstation provides security, robustness, and portability. Windows NT Workstation is designed for mission- critical computing and provides the same features and applications programming interfaces (APIs) for Intel and Alpha AXP microprocessors. Microsoft Windows NT Workstation combines the Windows 98 operating system interface and usability features with the reliability and security of Windows NT for the business environment.

  Windows NT Server. Windows NT Server is an operating system foundation for both server applications and file and print sharing, with network management features, administration tools, security, and high availability. Windows NT Server provides a scalable platform for business critical applications and databases, connectivity, system management, and electronic mail (e-mail) servers. The operating system integrates Web services such as Microsoft Internet Information Server, a service used to manage intranet and Internet functionality, and Microsoft FrontPage(R) Web site creation and management tool. Windows NT Server, Terminal Server Edition, an extension to the Windows NT Server, offers the application support of the Windows operating system platform with the centrally managed environment of the mainframe with terminal. Windows NT Server Enterprise Edition provides the means for building and deploying large-scale distributed applications for large and mission-critical servers featuring comprehensive clustering for scalability and availability.

  Other Servers. Microsoft Proxy Server creates a single, secure gateway to the Internet; Microsoft SNA Server provides connectivity to host data and applications; and Microsoft Systems Management Server helps centrally manages the distributed environment with integrated features, including hardware inventory, software inventory and metering, software distribution and installation, and remote troubleshooting tools.

  Windows Media Technologies. Microsoft Windows Media Technologies provide the ability to create, deliver, and play streaming media files for applications ranging from news and entertainment to e-commerce and corporate training. Windows Media Technologies components include the Windows Media Tools, Windows Media Services streaming server, and Windows Media Player.

 Productivity Applications and Developer

  The Productivity Applications and Developer segment develops desktop applications, server applications, developer tools, and Web authoring tools.

 Business Productivity

  The Business Productivity Division delivers integrated business productivity solutions for the knowledge worker, including the Office family of products, other desktop applications, server applications, and the Windows CE operating system for productivity appliances.

  Microsoft Office. Microsoft Office is a suite of software programs featuring seamless integration of the most commonly used desktop applications. Microsoft Office is based upon a document-centric concept, with common commands and extensive use of cross-application capabilities. Microsoft Office is available in several versions, with certain combinations of products, and available for the Windows and Macintosh operating systems. Microsoft Office 2000 integrates core productivity tools with the Web to simplify publishing Office documents to an intranet or Internet site, simplifies information system support with a self-repairing installation, and has enhanced usability with customizable menus based on IntelliSense(R) technology rules. Products offered in the various versions include the word processor Microsoft Word, Microsoft Excel spreadsheet, Microsoft Outlook(TM) messaging and collaboration client, Microsoft PowerPoint(R) presentation graphics program, Microsoft Access database management application, and others. Microsoft Word is a word-processing program designed to easily create professional-looking documents for the Web, e-mail, and print. Microsoft Excel creates data-rich spreadsheets for universal viewing on the Internet and for collaboration, allows users to analyze data with charts, and incorporates Microsoft PivotTable(R) views and graphs. Microsoft Outlook messaging and collaboration client provides a single location for organizing and managing day-to-day information, including e-mail, calendars, business contacts, and task lists. Microsoft PowerPoint presentation graphics program is a complete set of tools for creating professional presentations. Microsoft Access database management application allows for easy access and retrieval of information and includes pre-packaged solutions to create databases quickly. Microsoft FrontPage is a Web site creation and management tool for Web sites on the Internet or intranets. Microsoft PhotoDraw(TM) business graphics software is a program for creating custom business graphics by editing illustrations and photos.

  Other Desktop Application Products. The Company also offers other stand-alone desktop application products. Microsoft Project is a critical path project scheduling and resource allocation program. Microsoft Publisher is an easy-to-use, entry-level desktop publishing program. Most of the applications included in the various productivity suites are also licensed separately.

  Server Applications. The Microsoft BackOffice(R) family of server applications is an integrated suite of software products based on Windows NT Server that includes file and print services, applications, database, messaging, groupware, desktop management, Internet access, transaction processing, and host connectivity. The BackOffice suite enables organizations to share information, collaborate, and manage and deploy business-critical applications and includes BackOffice Server, Exchange Server, Proxy Server, Site Server, SQL Server(TM), and others. Microsoft BackOffice Small Business Server is designed for smaller companies of 25 users or less as an integrated solution for sharing files, databases, printers, electronic mail, fax services, applications, and other resources. Microsoft Site Server allows a comprehensive management of sophisticated Web sites and their content. Microsoft Site Server Commerce helps businesses engage customers and partners with creating cost-effective commerce sites and applications, targeted online advertising and marketing, and personalized promotion.

  Microsoft Exchange Server. The Company's messaging and collaboration server is Microsoft Exchange Server, which provides e-mail, group scheduling, task management, and document routing capabilities. Exchange Server offers a scalable, reliable, and secure environment for multiple clients, and Internet protocols as part of the core server architecture. It also includes tools to create collaboration applications.

  Windows CE. The Company delivers software and platform technologies for a broad range of productivity appliances. Microsoft develops and markets Windows CE, a scaleable Windows platform for communications, entertainment, and mobile computing devices. The Windows CE operating system is built around an API that is consistent with other 32-bit Windows-based operating systems. Windows CE allows productivity appliances to communicate with each other, share information with Windows-based PCs, and connect to the Internet. Microsoft teams up with hardware companies that build Windows CE-based devices.

 Developer

  The Developer Group provides software development tools and distributed application platforms for developers of Windows-based applications and Internet applications. These products and services empower independent software developers, corporate developers, solutions developers, and Webmasters to create a broad spectrum of applications. Microsoft Windows Distributed interNet Applications (DNA) Architecture is the application development model for the Windows platform. Windows DNA specifies how to develop robust, scalable, distributed applications using the Windows platform; extend existing data and external applications to support the Internet; and support a wide range of client devices. Windows DNA provides for the integration of Web and client/server application development models through the Component Object Model
(COM). COM underlies a large majority of the code developed for Windows and Windows NT operating systems. COM+, an extension of COM, builds on COM's integrated services and features, making it easier for developers to create and use software components in any language, using any tool.

  Developer Tools. Software development tools and computer languages allow software developers to write programs in a particular computer language and translate programs into a binary machine-readable set of commands that activate and instruct PC hardware. The Company develops and markets a number of software development environments and language compilers. Microsoft Visual C++(R) development system is the Company's development system for Windows-based application development. The Microsoft Visual Basic(R) development system provides easy access to a wide variety of data sources by integrating the Microsoft Access database engine and the ability to take advantage of investments in commercial applications. The Microsoft Visual InterDev(TM) Web development system includes integrated, team-based development tools for building Web-based applications based on HTML, Script, and components written in any language. Microsoft Visual J++(TM) development system for Java contains a high productivity Integrated Development Environment and a collection of integrated components to create, test, tune, and deploy Java code on multiple platforms. Microsoft Visual Studio(R) development system for Windows-based development is a suite of developer tools enabling developers to build components and applications using Visual Basic, Visual C++, Microsoft Visual FoxPro(R) database development system, Visual InterDev, and Visual J++. Developers can subscribe to the Microsoft Developer Network (MSDN)(TM) information service and receive periodic updates via CD-ROMs, magazines, and several on-line information services.

  Microsoft SQL Server. Microsoft SQL Server(TM) is a scalable, high-performance database management system designed specifically for distributed client/server computing. SQL Server has built-in data replication, management tools, Internet integration, and online analytical processing (OLAP) to aid in the analysis of information for reporting and data modeling. Its open system architecture provides a Windows NT-based platform for delivering cost-effective information solutions.

 Consumer and Commerce

  The Consumer and Commerce Group supplies services and content to consumers over the Internet and solutions to businesses by providing software and services to conduct commerce on the Internet. The core business products and services include MSN Internet Access; WebTV(R) Internet Service; MSN Portal and vertical properties; and MSN Commerce Platforms.

  The Microsoft Network. MSN Internet Access is a Web-based online service. MSN provides easy and inexpensive access for users to a wide range of graphically rich online content. MSN Internet Access provides dial-up Internet access, free Web-based e-mail through MSN Hotmail, and Microsoft MSN Messenger Service. MSN Hotmail, one of the largest e-mail services with 40 million members, provides members with an e-mail account they can access from any PC with Internet access and has localized versions in French, German, and Japanese. MSN Messenger Service is a free Internet messaging service that enables users to see when other users are online to exchange instant messages.

  WebTV. WebTV Networks is an online service that enables consumers to experience the Internet through their televisions via set-top terminals based on WebTV(TM) technologies. WebTV operates the WebTV Network Service and develops the WebTV Internet Terminal and WebTV Plus Receiver, which are available through the Company's licensees. Future versions of the set-top terminals will use the Windows CE operating system.

  MSN Portal. The MSN Portal business provides services on the Internet, encompassing the home page as well as the vertical services. The vertical services provide an online decision support infrastructure for end users in many fields such as automobiles, travel, finance, and home purchasing. Microsoft CarPoint(TM) online automotive service provides objective information for new car purchases, including test-drive reviews, dealer invoices, surround videos, and interactive classified advertisements for used car purchasing. Microsoft Expedia(TM) provides one-stop travel shopping and reservation services, providing reliable, real-time access to schedule, pricing, and availability information for airlines, hotels, and major car rental companies. Microsoft HomeAdvisor(TM) online real estate service is a complete guide to the home-buying process and provides comprehensive tools for finding homes and loans on the Internet. MSN MoneyCentral(TM) personal finance online service is a free interactive personal finance resource to track securities by providing company and mutual fund research, an investment finder, daily editorial and market summaries, e-mail notifications and alerts, and access to online trading through leading financial services firms. MSNBC is an Internet news service that complements the MSNBC Cable Network, providing in-depth reporting and information on a wide range of news topics, from local to national to international news.

  MSN Commerce. The MSN Commerce business sells platforms that power the MSN vertical services. Microsoft Passport is a platform technology that makes it safer and easier for consumers to access information and buy products and services online. Microsoft Passport allows consumers to create a single sign-in, registration, and electronic wallet that can be shared between all of the sites that support Microsoft Passport. MSN LinkExchange, which the Company acquired in November 1998, provides services to small businesses and Web site owners to increase their online traffic and sales with free advertising banner ads on their site in exchange for placing ads on other network sites. TransPoint is an end-to-end system for Internet bill delivery and payment. TransPoint's service, using existing payment systems, allows consumers to access and pay their bills through the branded home banking services of participating financial institutions and other consumer service providers.

  Joint Ventures. The Company has entered into joint venture arrangements to take advantage of creative talent and content from other organizations. Microsoft owns 50 percent of DreamWorks Interactive L.L.C., a software company that develops interactive and multimedia products. DreamWorks SKG owns the remaining 50 percent. Microsoft owns 50 percent of MSNBC Cable L.L.C., a 24-hour cable news and information channel; and 50 percent of MSNBC Interactive News L.L.C., an interactive online news service. National Broadcasting Company
(NBC) owns the remaining 50 percent of these two joint ventures. Microsoft is an investor in Transpoint L.L.C., a joint venture between Microsoft, First Data Corporation, and Citibank.

 Home and Retail

  The Home and Retail Division develops products that are designed to meet the needs of consumers in the home environment, most of which are licensed and sold to and through retail channels to consumers. Major product categories include learning, productivity, personal finance, entertainment, and hardware peripherals.

  Learning. Learning titles include Microsoft Encarta(R) multimedia encyclopedia and Microsoft Bookshelf(R) CD-ROM reference library. The Encarta family of products includes a multimedia encyclopedia database with interactive information, an interactive world atlas with three-dimensional maps, a world English dictionary, and an online version with monthly updates. Microsoft Bookshelf is a multimedia reference library that integrates a dictionary, world atlas, world almanac, thesaurus, concise encyclopedia, and two books of quotations. Titles for children include My Personal Tutor, a comprehensive, grade-based learning suite with TutorAssist(TM) learning technology that identifies a child's specific learning needs and offers instruction, and a series of products based on the popular children's book and television series, Scholastic's The Magic School Bus(TM).

  Productivity and Finance. Microsoft's productivity offerings include Microsoft Works, an integrated software program that contains basic word-processing, spreadsheet, and database capabilities that allows the easy exchange of information from one tool to another. Microsoft Money is a financial organization product that allows users to computerize their finances and provides online home-banking services with numerous different banks in the United States. The Works Suite provides a comprehensive collection of software, including Microsoft Works, Microsoft Word, Microsoft Money, Microsoft Encarta encyclopedia, Microsoft Graphics Studio Greetings, and Microsoft Expedia Streets.

  Entertainment. The Company offers a line of entertainment products. Microsoft Flight Simulator is a popular aircraft flight simulation product. Other games include Age of Empires(R), Monster Truck Madness(R), racing simulation, Microsoft Baseball, Microsoft Golf, and other sports and action titles. The Microsoft Internet Gaming Zone is a gaming community on the Internet allowing multiplayer gaming competitions of Microsoft's popular CD-ROM games and classic card, board, and puzzle games.

  Hardware Peripherals. The Company develops and markets several PC input devices including the Microsoft Mouse, a hand-held pointing device that facilitates using the PC. The Microsoft IntelliMouse(R) pointing device is an ergonomically designed mouse with a center-positioned wheel that provides scrolling and data zooming. The Company also markets several types of keyboards including the Microsoft Natural(R) keyboard, an ergonomically designed keyboard. Microsoft sells various Microsoft SideWinder(R) game controllers and force feedback joysticks with realistic performance technology to use with PC games. ActiMates(TM) Interactive Barney(TM), Authur(R), D.W.(TM), and Teletubbies(TM) are two-way interactive, talking and moving, wireless plush character peripherals for young children that operate via programming from CD-ROM (PC mode), a VHC (TV mode), and an on-board ROM chip (stand-alone mode).

 Microsoft Press

  Microsoft Press offers comprehensive learning and training resources to help new users, power users, and professionals get the most from Microsoft technology through books, CDs, self-paced training kits, and videos that are created to accommodate different learning styles and preferences. Microsoft Press(R) books are authored by professional and technical writers, both by Microsoft employees and independent authors.

  Microsoft Press contracts with an independent commercial printer for the printing of its books. Publisher's Resources, Inc. acts as the Company's main fulfillment house in the United States, maintaining the majority of the inventory of Microsoft Press books. Books are marketed by independent sales representatives and by Microsoft Press sales personnel. Internationally, Microsoft Press has numerous agreements with publishers for the worldwide distribution of its books. Microsoft Press has granted a publisher in England the right to distribute English language versions of its books in all countries except the United States, Canada, Latin America, and certain Asian countries. In most cases, Microsoft Press provides each publisher with a book's manuscript, and the publisher arranges for its translation and the printing, marketing, and distribution of the translated version.

Customer Sales Groups

  The Company has several customer sales groups that work with their customers and partners to provide sales and marketing activities.

  The enterprise sales group has responsibility for sales and marketing activities that target organizational customer segments by working directly with these organizations to create and support enterprise-wide, mission-critical solutions for business computing needs. The group is divided into the following customer selling teams: depth and breadth enterprise sales, small and medium enterprise sales, and education sales. The enterprise sales group also provides seminars and forums to familiarize enterprises with technology issues and solutions.

  The depth and breadth enterprise sales group creates the depth and breadth licensing programs, drives systemic improvements for enterprise customers, and manages key enterprise partners, including USWeb, EDS, AT&T, Computer Sciences Corporation, and others. The small and medium enterprise customer group has responsibility for activities that target groups of users in small and medium organizations. The group works with channel partners such as distributors, aggregators, value-added resellers, and Solution Providers to provide complete business solutions. The group's sales and marketing activities include managing technical training programs for Solution Providers (described below) and channel resellers and supporting and providing seminars, events, and sales training for channel partners.

  The small and medium enterprise customer group also runs the Microsoft Certified Professional program, which ensures the quality of Microsoft training for individuals and corporations. The education customer group works with key education institutions and other industry partners to provide programs and technology tools that help them expand and enhance learning opportunities for students. The education customer group has four primary areas, including higher education, K-12, non-profit organizations, and management of the education channel and resellers.

  The business solutions customer group targets key line of business partners, including corporate developers and independent software vendors (ISVs) who build business applications with a development platform based on Microsoft Windows and BackOffice architecture. The group's sales and marketing activities include providing industry-specific technical training, seminars, and events for ISVs. The business solutions customer group also focuses on vertical and horizontal industries and their associated software applications. A key focus of the group is Microsoft Developer products, including Developer Tools, Microsoft SQL Server, and Microsoft Windows DNA Architecture.

  The network solutions customer group is responsible for introducing the Company's products and technologies to public infrastructure owners and Internet Content Providers (ICPs). The customer group also focuses on embedded and dedicated systems. Infrastructure owners include network operators (telephone companies, cable companies, Internet service providers, etc.) who build, own, and operate the public networks.

  The consumer customer group has responsibility for activities that target end users that make individual buying decisions for home PCs. Most sales and marketing activities aimed at end-user customers are performed by this group, including developing and administering reseller relationships; reseller sales terms and conditions; channel marketing and promotions; end-user marketing programs; and seminars, events, and sales training for resellers. The customer group's sub-segments include direct marketing resellers and retailers.

Product Development

  The software industry is characterized by extremely rapid technological change, which requires constant attention to computing technology trends, shifting consumer demand, and rapid product innovation. The pace of change is accelerating, as the computing needs of our customers move beyond the PC toward intelligent devices and appliances.

  Most of the Company's software products are developed internally. The Company also purchases technology, licenses intellectual property rights, and oversees third-party development and localization of certain products. Internal development enables Microsoft to maintain closer technical control over the products and gives the Company the freedom to designate which modifications and enhancements are most important and when they should be implemented. The Company has created a substantial body of proprietary development tools and has evolved development methodologies for creating and enhancing its products. These tools and methodologies are also designed to simplify a product's portability among different operating systems, microprocessors, or computing devices. Product documentation is generally created internally.

  The Company believes that a crucial factor in the success of a new product is getting it to market quickly to respond to new user needs or advances in intelligent devices, PCs, servers, and the Internet, without compromising product quality. The Company strives to become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design. Before releasing new software platforms, Microsoft provides to software vendors a range of development, training, testing resources, and guidelines for developing applications to software vendors.

  To best serve the needs of users around the world, Microsoft "localizes" many of its products to reflect local languages and conventions and to improve the quality and usability of the product in international markets. Localizing of a product might require modifying the user interface, altering dialog boxes, and translating text. In Japanese versions, for example, all user messages and documentation are in Japanese with monetary references in the Japanese yen. Various Microsoft products have been localized into more than 30 languages.

  During fiscal years 1997, 1998, and 1999, the Company spent $1.86 billion, $2.46 billion, and $2.81 billion, respectively, on product research and development activities. Those amounts represented 15.6%, 17.0%, and 15.0%, respectively, of revenue in each of those years, excluding funding of joint venture activity. The Company is committed to continue high expenditures for research and product development.

Manufacturing

  Microsoft contracts out most of its manufacturing activity to third parties. Outside manufacturers produce various retail software packaged products and hardware peripherals. There are other custom manufacturers Microsoft could use in the event outsourced manufacturing becomes unavailable from current vendors.
  The Company's remaining manufacturing facilities are located in Puerto Rico and Ireland. The Irish facility and the Puerto Rico facilities manufacture CD-ROMs. Microsoft outsources its manufacturing of packaged products. Quality control tests are performed on purchased parts, CD-ROMs, and other products. The chief materials and components used in Microsoft products include CD-ROMs, books, and multicolor printed materials. The Company is often able to acquire component parts and materials on a volume discount basis. The Company has multiple sources for raw materials, supplies, and components.
  The Company's sales mix has shifted to OEM and organizational licenses from packaged products. Also, online distribution of software is increasing.

Operations

  Microsoft manages all product fulfillment, licensing, and logistics services. The Company has regional operations centers in Ireland, Singapore, and the Greater Seattle area. The regional centers support all operations activities, including information processing, vendor management, logistics, and related supporting functions by geographical regions. The regional center in Dublin, Ireland supports the European, African, and Middle East regions, the center in Singapore supports the Asia Pacific region, and the center in the Greater Seattle area supports North and South America. The Company established Microsoft Licensing Incorporated (MSLI) in Reno, Nevada, a wholly owned subsidiary, which manages the Company's OEM and certain organizational licensing operations.

Marketing and Distribution

  The Company's sales and marketing group seeks to build long-term relationships with customers of Microsoft products. The OEM sales group includes the sales force that works with original equipment manufacturers that preinstall Microsoft software on their PCs. In addition to the OEM channel, Microsoft has three major geographic sales and marketing organizations: the South Pacific and Americas; Europe, Middle East, and Africa; and Asia.

 Finished Goods Channels

  Distributors and Resellers. The Company licenses and sells its products in the finished goods channels primarily to and through independent non-exclusive distributors and resellers. Distributors include Inacom, Ingram Micro, SoftBank, Tech Data, and Merisel. Resellers include Software Spectrum, Corporate Software & Technology, CompUSA, Software House International, Softmart, ASAP Software Express, and Best Buy. Microsoft has a network of field sales representatives and field support personnel who solicit orders from distributors and resellers and provide product training and sales support.

  Enterprise Accounts. The Microsoft Select program offers flexible software acquisition, licensing, and maintenance options specially customized to meet the needs of large multinational organizations. Targeted audiences include technology specialists and influential end users in large enterprises. Marketing efforts and fulfillment are generally coordinated with large account resellers. The Microsoft Open program is a licensing program that is targeted for small and medium size organizations. It is available through the reseller channel and offers discounts based on initial purchase volumes. The Microsoft Enterprise Agreement program is a licensing program designed to provide a flexible licensing and service solution tailored to customers making a long-term licensing commitment. The agreements are designed to increase customer satisfaction by simplifying license administration, payment terms, and the contract process.

  Solution Providers. Microsoft's Solution Providers program is a comprehensive support relationship with independent organizations that provide network and system integration, custom development, training, and technical support for business computing solutions. The program supports system integrators, value-added resellers (VARs), consultants, custom application developers, solution developers, Internet service and hosting organizations, independent content providers, and site builders (companies that build Web sites for other companies), as well as technical support and training organizations. Under this business collaboration strategy, the Company provides sales and product information, development services, early access to Microsoft products, and customer support tools, including priority telephone support, education, and business development support. To ensure high-quality technical services for the Company's products, Microsoft Solution Providers are required to have Microsoft-certified professionals on staff. Microsoft Direct Access is a comprehensive and open program that allows independent technology providers to actively work with Microsoft through the Microsoft Direct Access program online, quarterly briefings, training, and action packs.

  Certified Professionals. Microsoft receives certification fees through the Microsoft Certified Professional (MCP) program, a program that provides credentials for those who have demonstrated in-depth knowledge of at least one Microsoft product. To become an MCP, a candidate must pass a certification exam that provides a valid and reliable measure of technical proficiency and expertise. MCP exams are developed with the input of professionals in the industry and reflect how Microsoft products are used in organizations throughout the world. The exams are administered by independent organizations at more than 1,400 testing centers around the world. MCPs receive access to technical and product information through an MCP Web site, MSDN Online Certified Membership, and invitations to conferences, technical training sessions, and special events. Candidates may pass additional Microsoft certification exams to further qualify their skills with Microsoft BackOffice products, development tools, and desktop applications.

  Consulting Services. Microsoft Consulting Services assists customers in deploying and using the Company's computer operating systems, applications, and communications products. The group works with

Solution Providers and helps create enterprise-wide computing solutions for large corporate accounts. Microsoft Consulting Services also works with technology solutions providers to enable them to offer a wide range of Microsoft product-related services backed by high levels of technical skill and knowledge.

  International Sales Sites. The Company has established marketing and/or support subsidiaries in more than 70 countries. Product is generally delivered by the Company's owned or outsourced manufacturing operations, which are located in the geographical region in which the product was sold. By organizing geographically, the Company is able to provide service to international channel customers and access to Microsoft professionals located in the same region to serve their specific needs. Subsidiaries have the responsibility for selling products to customers, managing licensing programs, and providing support to all types of customers based in international countries. Notes to Financial Statements--(see Item 8) describe foreign operations and export sales.

  The Company's international operations, both OEM and finished goods, are subject to certain risks common to foreign operations in general, such as governmental regulations, import restrictions, and foreign exchange rate fluctuations. Microsoft hedges a portion of its foreign exchange risk.

 Product Support

  The Company provides product support coverage options aligned to the customer segments, partner segments, and communities. Coverage options range from standard no-charge toll telephone support to fee-based offerings providing unlimited 800 number telephone and electronic technical support for all Microsoft products 24 hours per day, 7 days per week. Support offerings include the Alliance program, tailored for large enterprises running mission-critical applications on Microsoft platforms; the Premier program for enterprises and technical account managers needing regular managed support; the Professional program for small organizations, developers, OEMs, and Microsoft Certified Solution Providers ranging from small organizations to large-account resellers (LARs); and the Personal program for home users, which provides free online self-help resources and phone support. Users have access to troubleshooting "wizards" and Microsoft's KnowledgeBase, an online library of thousands of technical articles that is updated regularly with useful information regarding Microsoft products. Additionally, several support offerings include Microsoft TechNet and Microsoft Developer Network information subscription services.

  Support personnel are located in various sites in the United States and around the world. Certain support is also supplied by qualified third-party support organizations.

  As a supplement or alternative to direct support, the Company enhances the third-party support channel by providing Microsoft Certified Solution Providers with education, training, tools, and support. Microsoft Certified Solution Providers include Authorized Training Centers, which offer advanced product education and certification on Microsoft products; and Authorized Support Centers, which provide a wide spectrum of multinational support, multi-vendor support, and integration services.

 OEM Channel

  Microsoft operating systems are licensed primarily to OEMs under agreements that grant the OEMs the right to distribute copies of the Company's products with their computing devices, principally PCs. The Company also markets and licenses certain desktop applications, hardware peripherals, and consumer software programs to OEMs under similar arrangements. In almost all cases, the products are distributed under Microsoft trademarks. The Company has OEM agreements covering one or more of its products with virtually all of the major PC OEMs, including, Acer, Actebis, Compaq, Dell, Fujitsu/ICL, Gateway 2000, Hewlett-Packard, IBM, Micron, NEC, Packard Bell NEC, Samsung, Siemens, Toshiba, and Vobis. A substantial amount of OEM business is also conducted with system builders, which are low-volume customized PC vendors.

 Advertising

  The Company works closely with large advertising and direct marketing firms. Advertising, direct marketing, worldwide packaging, and marketing materials are targeted to various end-user segments. The Company uses broad consumer media (television, radio, the Internet, and business publications) and trade publications. Microsoft has programs under which qualifying resellers and OEMs are reimbursed for certain advertising expenditures.

Customers

  The Company's customers include consumers, small and medium-sized organizations, enterprises, educational institutions, ISPs, application developers, and OEMs. Most consumers of Microsoft products are individuals in businesses, government agencies, educational institutions, and at home. The consumers and organizations obtain Microsoft products primarily through resellers and OEMs, which include certain Microsoft products with their computing hardware. Notes to Financial Statements (see Item 8) quantify customers that represent more than 10% of the Company's revenue. The Company's practice is to ship its products promptly upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

Competition

  The software business is intensely competitive and subject to extremely rapid technological change. The Company is faced with the possibility of paradigm shifts from PC-based applications to server-based applications or Web-based application hosting services, from proprietary software to open source software, and from PCs to Internet-based devices. A number of Microsoft's most significant competitors, including IBM, Sun Microsystems, Oracle, and AOL (Netscape), are collaborating with one another on various initiatives directed at competing with Microsoft. These initiatives relate in part to efforts to move software from individual PCs to centrally managed servers, which would present significant challenges to the Company's historical business model. Collaborative efforts also include the development of new platform technologies that are intended to replicate much of the value of Microsoft Windows operating systems. New computing form factors, including non-PC information devices, are gaining popularity and competing with PCs running Microsoft's software products.

  Microsoft faces formidable competition in these new areas and in all areas of its current business activity, including competition from many companies much larger than Microsoft. The rapid pace of technological change, particularly in the area of Internet platforms and services, continually creates new opportunities for existing competitors and start-ups and can quickly render existing technologies less valuable. The Company also faces relentless competition from software pirates who unlawfully copy and distribute Microsoft's copyrighted software products, depriving the Company of large amounts of revenue on an annual basis.

  Operating Systems. Microsoft's operating system products face substantial competition from a wide variety of companies. Competitors such as IBM, Apple Computer, Compaq, Hewlett-Packard, Sun Microsystems, and others are vertically integrated in both software development and hardware manufacturing and have developed operating systems that they preinstall on computers of their own manufacture. Many of these operating system software products are also licensed to third-party OEMs for preinstallation on their computers. Microsoft's operating system products compete with UNIX-based operating systems from a wide range of companies, including IBM, AT&T, Hewlett-Packard, Sun Microsystems, The Santa Cruz Operation, and others. Variants of UNIX run on a wide variety of computer platforms and have gained increasing acceptance as desktop operating systems. With an increased attention toward open-source software, the Linux operating system has gained increasing acceptance. Several computer manufacturers preinstall Linux on PCs and many leading software developers have written applications that run on Linux. As PC technology increasingly moves toward connectivity and communications, Microsoft's operating system products face increased competition from network server operating systems such as Novell's NetWare, Banyan's Vines, the many variants of UNIX, IBM's OS/2, "middleware" products such as IBM's Lotus Notes, and intranet servers from Apache, AOL (Netscape),

IBM, Sun Microsystems, and others. Microsoft Windows operating systems are also threatened by alternative platforms such as those based on Internet browsing software and Java technology promoted by AOL and Sun Microsystems.

  Business Systems. The Company competes in the business of providing enterprise-wide computing solutions with several competitors who enjoy a larger share of sales and larger installed bases. Many companies offer operating system software for mainframes and midrange computers, including IBM, Hewlett-Packard, and Sun Microsystems. Since legacy business systems are typically support-intensive, these competitors also offer substantial support services. Software developers that provide competing server applications for PC-based distributed client/server environments include Oracle, IBM, Computer Associates, Sybase, and Informix. There are also several software vendors who offer connectivity servers. As mentioned above, there are numerous companies and organizations that offer Internet and intranet server software, that compete against the Company's business systems. Additionally, IBM has a large installed base of Lotus Notes and cc:Mail, both of which compete with the Company's collaboration and e-mail products.

  Desktop Applications. The Company's competitors include many software application vendors, such as IBM (Lotus), Oracle, Apple (Filemaker, Inc.), Sun Microsystems, Corel, Qualcomm, and local application developers in Europe and Asia. IBM and Corel have large installed bases with their spreadsheet and word-processor products, respectively, and both have aggressive pricing strategies. Also, IBM and Apple preinstall certain of their application software products on various models of their PCs, competing directly with Microsoft's desktop application software. Additionally, Web-based application hosting services provide an alternative to PC-based applications such as Microsoft Office.

  Developer Tools. The Company's developer products compete against offerings from Borland, Macromedia, Oracle, Sun Microsystems, Sybase, Symantec, and other companies.

  Consumer Platforms. A wide variety of companies develop operating systems for information appliances, including Apple, Motorola, 3Com, Psion Software, Sun Microsystems, Microworkz, Be, Inc., WindRiver, Symbian and others. The Company's WebTV offerings and other multimedia consumer products face competitors such as Sun Microsystems, Oracle, Liberate Technologies, NetChannel, and others. An enormous range of companies, including media conglomerates, telephone companies, cable companies, retailers, hardware manufacturers, and software developers, are competing to make interactive services widely available to the home.

  E-Commerce. Microsoft competes with many companies in the e-commerce business and its major components, including business-to-consumer, business-to-business, procurement, and supply chain integration. In the development and marketing of Internet and intranet solutions, major commerce software competitors provide many different ranges of products and solutions that compete with Microsoft, including IBM, Oracle, AOL (Netscape), Sun Microsystems, Broadvision, and many others.

  Online Services. Microsoft's online services network, MSN, faces formidable competition from AOL (including its CompuServe unit), AT&T, and other traditional online services as well as a vast array of Web sites and portals that offer content of all types and email, calendaring, chat, and search and shopping services, among other things. In addition, the ease of entry into Internet services has allowed numerous Web-based service companies to build significant businesses in areas such as e-mail, electronic commerce, Web search engines, directories, and information of numerous types. Competitors include AOL, Yahoo, Excite, Lycos, Infoseek, AltaVista, and many others.

  News Services. The Company's MSNBC joint ventures face formidable competition from other 24-hour cable and Internet news organizations such as CNN, CNN Headline News, and Fox News Network. MSNBC also competes with traditional news media such as newspapers, magazines, and broadcast TV.

  Home and Retail. The Company's Home and Retail division faces many smaller but focused and branded competitors, particularly in the areas of hardware, learning, and entertainment. Consolidation in this area of software development has made certain competitors even stronger. Competitors include Intuit, Electronic Arts,

Mattel (The Learning Company), Hasbro, Logitech, Voyager, Cendant, and Dorling Kindersley. Still other competitors own branded content, such as Disney and Lucas Arts.

  Additionally, PC-based games are increasingly competing head-to-head against games created for proprietary systems such as Nintendo, Sony PlayStation, and Sega. Input devices face substantial competition from computer manufacturers, since computers are typically sold with a keyboard and mouse, and other manufacturers of these devices.

  The Company's competitive position may be adversely affected by one or more of these factors in the future, particularly in view of the fast pace of technological change in the computing industry.

Employees

  As of June 30, 1999, the Company employed 31,396 people on a full-time basis, 21,802 in the United States and 9,594 internationally. Of the total, 12,090 were in product research and development, 15,186 in sales, marketing, and support, 1,270 in manufacturing and distribution, and 2,850 in finance and administration. Microsoft's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees is subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

Item 2. Properties

  The Company's corporate offices consist of approximately 6.7 million square feet of office building space located in King County, Washington. There are two sites that total approximately 300 acres of land. The Company recently completed the construction of two office buildings comprising approximately 420,000 square feet of space and is constructing a building with approximately 145,000 square feet of space. This site will be occupied in the winter of 2000. The Company owns 4.7 million square feet of its corporate campus. The Company leases many buildings in the Puget Sound Region. The Company recently leased four buildings with approximately 420,000 square feet of space, which will be occupied in the fall of 1999.

  The Company leases many sites domestically. The Company entered into a build-to-suit lease agreement in the San Francisco, California Bay Area. This campus, when complete, will be approximately 517,000 square feet. It is scheduled to open in the fall of 1999.

  The Company's European operations center and localization division consist of a 345,000 square-foot campus situated on 17 acres in Dublin, Ireland. The Ireland facilities are partially owned by the Company. In the United Kingdom, the Company executed a sale/leaseback of three buildings that total 230,000 square feet. In Les Ulis, France, the Company executed a sale/leaseback on a 199,000 square-foot office building. The Company leases a 45,000 square-foot disk duplication facility in Humacao, Puerto Rico. The Company leases a 36,000 square-foot facility in Singapore for its Asia Pacific operations center.

  In addition, the Company leases many other sites around the world.

  The Company's facilities are fully used for current operations of all segments and suitable additional space is available to accommodate expansion needs.

Item 3. Legal Proceedings

  The information set forth in Notes to Financial Statements--Contingencies on page 40-41 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.4.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 1999.

Executive Officers of the Registrant

  The executive officers of Microsoft as of September 10, 1999 were as follows:

   Name                      Age   Position with the Company
   ----                      ---   -------------------------
   William H. Gates......... 43    Chairman of the Board; Chief Executive Officer
   Steven A. Ballmer........ 43    President
   Robert J. Herbold........ 57    Executive Vice President; Chief Operating Officer
   Richard Belluzzo......... 45    Group Vice President, Consumer and Commerce
   Frank M. (Pete) Higgins.. 41    Group Vice President
   Paul A. Maritz........... 44    Group Vice President, Developer
   Jeffrey S. Raikes........ 41    Group Vice President, Sales and Support
   James E. Allchin......... 47    Senior Vice President, Platforms
   Orlando Ayala Lozano..... 43    Senior Vice President, South Pacific and Americas
   Bradley M. Chase......... 39    Senior Vice President, Consumer and Commerce
   John S. DeVaan........... 38    Senior Vice President, Consumer and Commerce
   Joachim Kempin........... 57    Senior Vice President, OEM Sales
   Michel Lacombe........... 48    Senior Vice President; President, Microsoft Europe, Middle East,
                                   and Africa
   Gregory B. Maffei........ 39    Senior Vice President, Finance and Administration; Chief Financial Officer
   Robert L. Muglia......... 39    Senior Vice President, Business Productivity
   Craig Mundie............. 50    Senior Vice President, Consumer Strategy
   William H. Neukom........ 57    Senior Vice President, Law and Corporate Affairs; Secretary
   Bernard P. Vergnes....... 54    Senior Vice President; Chairman, Microsoft Europe, Middle East,
                                   and Africa

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

  Mr. Belluzzo joined Microsoft as Group Vice President, Consumer and Commence in September 1999. Mr. Belluzzo had been Chairman of the Board and Chief Executive Officer, Silicon Graphics, Inc. since January 1998. Prior to his employment at Silicon Graphics, Inc., Belluzzo was employed by the Hewlett-Packard Company for twenty-two years, serving since 1995 as Executive Vice President and General Manager of the computer organization. From 1993 to 1995, Mr. Belluzzo was General Manager of the Computer Products Organization.

  Mr. Higgins is on leave from Microsoft. Mr. Higgins was named Group Vice President, Interactive Media Group in October 1996. He was named Group Vice President, Applications and Content in May 1995 and Senior Vice President, Desktop Applications Division in March 1993. He had been Vice President, Desktop Applications Division since 1992. Mr. Higgins joined Microsoft in 1983.

  Mr. Maritz was named Group Vice President, Developer in March 1999. He had been Group Vice President, Platforms and Applications since October 1996 and before holding that position was Group Vice President, Platforms since May 1995. Mr. Maritz had been Senior Vice President, Product and Technology Strategy since November 1994 and had been Senior Vice President, Systems Division since February 1992. He had been Vice President, Advanced Operating Systems since 1989. Mr. Maritz joined Microsoft in 1986.

  Mr. Raikes was named Group Vice President, Sales and Support in July 1998. He had been Group Vice President, Sales and Marketing since July 1996. He was named Senior Vice President, Microsoft North America in January 1992 and had been Vice President, Office Systems since 1990. Mr. Raikes joined Microsoft in 1981.

  Mr. Allchin was named Senior Vice President, Platforms in March 1999. He had been Senior Vice President, Personal and Business Systems since February 1996. He was previously Senior Vice President, Business Systems Division since November 1994 and had been Vice President, Business Systems Division, since July 1991. Mr. Allchin joined Microsoft in 1991.

  Mr. Ayala was named Senior Vice President, South Pacific and Americas in February 1998. He had been Vice President of the developing markets of Africa, India, the Mediterranean and Middle East, Latin America, Southeast Asia and the South Pacific. He joined Microsoft in May 1991 as Senior Director of the Latin America Region.

  Mr. Chase was named Senior Vice President, Consumer and Commerce in September 1999. Mr. Chase had been Vice President, Consumer and Commerce since March 1999. He was Vice President, Developer Relations and Windows Marketing. Mr. Chase joined Microsoft in July 1987.

  Mr. DeVaan was named Senior Vice President, Consumer and Commerce in September 1999. Mr. DeVaan had been Vice President, Consumer and Commerce since March 1999. He had been Vice President, Desktop Applications since 1995. Mr. DeVaan joined Microsoft in 1985.

  Mr. Kempin was named Senior Vice President, OEM Sales in August 1993. He had been Vice President, OEM Sales since 1987. Mr. Kempin joined Microsoft in 1983.

  Mr. Lacombe is President, Microsoft Europe, Middle East, and Africa. He was named Senior Vice President, Europe, Middle East, and Africa in February 1998. He had been President, Microsoft Europe and Senior Vice President, Microsoft since July 1997. He had been Vice President, Europe since September 1995 and Vice President, End User Customer Unit, Europe since April 1994. Mr. Lacombe had been Regional Director of Southern Europe from May 1991. Mr. Lacombe joined Microsoft in 1983.

  Mr. Maffei was named Senior Vice President, Finance and Administration in March 1999. He was named Vice President, Finance and Chief Financial Officer in July 1997. Mr. Maffei was named Vice President, Corporate Development in July 1996 and Treasurer in April 1994. He joined Microsoft in 1993 as Director, Business Development and Investments.

  Mr. Muglia is Senior Vice President, Business Productivity. He was named Senior Vice President, Applications and Tools in February 1998. He had been Vice President, Server Applications since 1997 and was Vice President, Developer Tools since 1995. He joined Microsoft in January 1988.

  Mr. Mundie is Senior Vice President, Consumer Strategy. He was named Senior Vice President, Consumer Platforms in February 1996. He was named Senior Vice President, Consumer Systems in May 1995 and had been Vice President, Advanced Consumer Technology since July 1993. He joined Microsoft as General Manager, Advanced Consumer Technology in December 1992.

  Mr. Neukom was named Senior Vice President, Law and Corporate Affairs in February 1994. He joined Microsoft in 1985 as Vice President, Law and Corporate Affairs.

  Mr. Vergnes is a Senior Vice President and Chairman, Microsoft Europe, Middle East, and Africa. He was named President, Microsoft Europe in April 1992. He had been Vice President, Europe since 1989. Mr. Vergnes joined Microsoft in 1983.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

  The information set forth on page 43 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.1.

  Reference is also made to the information on sales of put warrants described in the notes to financial statements incorporated herein by reference and filed herewith as Exhibit 13.4. All such transactions are exempt from registration under Section 4 (2) of the Securities Act of 1933. Each transaction was privately negotiated and each offeree and purchaser was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by the registrant in the placement of these securities.

  During the quarter, the Company issued an aggregate of 507,140 of its common shares pursuant to the following transactions: (i) the acquisition by the Company of certain assets of Bruce Carver and Associates, Inc. and Chris J. Jones and Associates Inc., owned by two shareholders, (ii) the merger in exchange for the outstanding capital shares of Jump Networks, Inc., owned by six shareholders, and (iii) the merger in exchange for the outstanding capital shares of OmniBrowse, Inc., owned by five shareholders. All of the Microsoft common shares issued in these transactions were issued pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), under Section 4(2) of the 1933 Act. These sales were made without general solicitation or advertising. The Company has filed a Registration Statement on form S-3 covering the resale of such securities. All net proceeds from the sale of such securities will go to the selling shareholders who offered and sell their shares. The Company has not received and will not receive any proceeds from the sale of these common shares other than the assets and liabilities of the acquired companies.

Item 6. Selected Financial Data

  The information set forth on page 2 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.2.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

  The information set forth on page 18-26 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

Item 7a. Quantitative and Qualitative Disclosures About Market Risk

  The information set forth on page 25 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

Item 8. Financial Statements and Supplementary Data

  The following financial statements and supplementary data for the Company and independent auditors' report set forth on pages 17 and 27-44 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.4.

  .  Income Statements for the three years ended June 30, 1999

  .  Cash Flows Statements for the three years ended June 30, 1999

  .  Balance Sheets as of June 30, 1998 and 1999

  .  Stockholders' Equity Statements for the three years ended June 30, 1999

  .  Notes to Financial Statements

  .  Independent Auditors' Report

Item 9. Changes in and Disagreements With Accountants on Accounting and Financial Disclosures

  None.

                                   PART III

Item 10.  Directors of the Registrant

  Information with respect to Directors may be found under the caption "Election of Directors and Management Information" on pages 1 and 2 of the Company's Proxy Statement dated September 10, 1999, for the Annual Meeting of Shareholders to be held November 10, 1999 (the "Proxy Statement"). Such information is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

  The information set forth under the caption "Certain Relationships and Related Transactions" on page 7 of the Proxy Statement is incorporated herein by reference. The information in Notes to Financial Statements--Operational Transactions on page 39 of the 1999 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.4.

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

  (b) Reports on Form 8-K

    No reports on Form 8-K were filed during the last quarter of fiscal 1999.

  (c) Exhibit Listing

     Exhibit
     Number  Description
     ------- -----------
       3.1    Restated Articles of Incorporation of Microsoft Corporation
       3.2    Bylaws of Microsoft Corporation
      10.1    Microsoft Corporation 1991 Stock Option Plan (1)
      10.2    Microsoft Corporation 1981 Stock Option Plan (2)
      10.3    Microsoft Corporation Stock Option Plan for Non-Employee
              Directors (3)
      10.4    Microsoft Corporation Stock Option Plan for Consultants and
              Advisors (3)
      10.5    Microsoft Corporation 1997 Employee Stock Purchase Plan (1)
      10.6    Microsoft Corporation Savings Plus Plan (3)
      10.7    Trust Agreement dated June 1, 1993 between Microsoft Corporation and First Interstate Bank of Washington (4)
      10.8    Form of Indemnification Agreement (4)
      11.     Computation of Earnings Per Share (5)
      13.1    Quarterly and Market Information Incorporated by Reference to
              Page 43 of 1999 Annual Report to Shareholders ("1999 Annual
              Report")
      13.2    Selected Financial Data Incorporated by Reference to Page 2 of
              1999 Annual Report
      13.3    Management's Discussion and Analysis of Results of Operations
              and Financial Condition Incorporated by Reference to Pages 18-26
              of 1999 Annual Report
      13.4    Financial Statements Incorporated by Reference to Pages 17 and
              27-44 of 1999 Annual Report
      21.     Subsidiaries of Registrant
      23.     Independent Auditors' Consent
      27.     Financial Data Schedule

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

                                  SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on September 28, 1999.

                                          MICROSOFT CORPORATION

                                                 /s/ Gregory B. Maffei
                                          By __________________________________
                                                     Gregory B. Maffei
                                            Senior Vice President, Finance and
                                              Administration; Chief Financial
                                                          Officer

   Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 28, 1999.

                 Signature                                        Title
                 ---------                                        -----


         /s/  William H. Gates              Chairman of the Board of Directors
___________________________________________   and Chief Executive Officer
             William H. Gates


           /s/ Paul G. Allen                Director
___________________________________________
               Paul G. Allen


                                            Director
___________________________________________
               Jill E. Barad


        /s/ Richard A. Hackborn             Director
___________________________________________
            Richard A. Hackborn


         /s/ David F. Marquardt             Director
___________________________________________
            David F. Marquardt


          /s/ Wm. G. Reed, Jr.              Director
___________________________________________
             Wm. G. Reed, Jr.


           /s/ Jon A. Shirley               Director
___________________________________________
              Jon A. Shirley


         /s/ Gregory B. Maffei              Senior Vice President, Finance and Administration;
___________________________________________              Chief Financial Officer
             Gregory B. Maffei                 (Principal Financial and Accounting Officer)