Form 10-Q
period 1999-09-30
MICROSOFT CORP
filed 1999-11-05
CIK 789019

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

               For the Quarterly Period Ended September 30, 1999


        [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934


                 For the Transition Period From _____ to ____

                               ________________

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


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]


The number of shares outstanding of the registrant's common stock as of October 31, 1999 was 5,160,024,593.

================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                   For the Quarter Ended September 30, 1999

                                     INDEX

Part I.  Financial Information

     Item 1. Financial Statements                                                                       Page
                                                                                                        ----
             a) Income Statements
                for the Three Months Ended September 30, 1998 and 1999.........................          1

             b) Balance Sheets
                as of June 30, 1999 and September 30, 1999.....................................          2

             c) Cash Flows Statements
                for the Three Months Ended September 30, 1998 and 1999.........................          3

             d) Stockholders' Equity Statements
                for the Three Months Ended September 30, 1998 and 1999.........................          4

             e) Notes to Financial Statements..................................................          5

     Item 2. Management's Discussion and Analysis of Financial
             Condition and Results of Operations...............................................         10


Part II.  Other Information

     Item 1. Legal Proceedings.................................................................         14

     Item 2. Changes in Securities and Use of Proceeds.........................................         14

     Item 6. Exhibits and Reports on Form 8-K..................................................         14


Signature......................................................................................         15

                        Part I.  Financial Information

Item 1.  Financial Statements

MICROSOFT CORPORATION

Income Statements

(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                      Sept. 30
                                                                1998           1999
          ----------------------------------------------------------------------------
          Revenue                                              $4,193         $5,384
          Operating expenses:
            Cost of revenue                                       649            712
            Research and development                              651            834
            Sales and marketing                                   688            903
            General and administrative                             99            143
            Other expenses                                         24             25
          ----------------------------------------------------------------------------
              Total operating expenses                          2,111          2,617
          ----------------------------------------------------------------------------
          Operating income                                      2,082          2,767
          Investment income                                       261            397
          Gains on sales                                          160            156
          ----------------------------------------------------------------------------
          Income before income taxes                            2,503          3,320
          Provision for income taxes                              820          1,129
          ----------------------------------------------------------------------------
          Net income                                           $1,683         $2,191
          ============================================================================

          Earnings per share (1):
            Basic                                              $ 0.34         $ 0.43
          ============================================================================
            Diluted                                            $ 0.31         $ 0.40
          ============================================================================

(1) Earnings per share amounts for the three months ended September 30, 1998 have been restated to reflect a two-for-one stock split in March 1999.




                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Balance Sheets

(In millions)
--------------------------------------------------------------------------------

                                                                                      June 30          Sept. 30
                                                                                       1999            1999 (1)
     ----------------------------------------------------------------------------------------------------------
     Assets
     Current assets:
       Cash and short-term investments                                                $17,236          $ 18,902
       Accounts receivable                                                              2,245             2,207
       Other                                                                              752               854
     ----------------------------------------------------------------------------------------------------------
         Total current assets                                                          20,233            21,963
     Property and equipment                                                             1,611             1,657
     Equity and other investments                                                      14,372            14,910
     Other assets                                                                         940             1,142
     ----------------------------------------------------------------------------------------------------------
           Total assets                                                               $37,156          $ 39,672
     ==========================================================================================================

     Liabilities and stockholders' equity
     Current liabilities:
       Accounts payable                                                               $   874          $    997
       Accrued compensation                                                               396               313
       Income taxes payable                                                             1,607             1,136
       Unearned revenue                                                                 4,239             4,129
       Other                                                                            1,602             1,757
     ----------------------------------------------------------------------------------------------------------
         Total current liabilities                                                      8,718             8,332
     ----------------------------------------------------------------------------------------------------------
     Commitments and contingencies
     Stockholders' equity:
       Convertible preferred stock -
         shares authorized 100; outstanding 13                                            980               980
       Common stock and paid-in capital -
         shares authorized 12,000; outstanding 5,109 and 5,148                         13,844            15,878
       Retained earnings                                                               13,614            14,482
     ----------------------------------------------------------------------------------------------------------
         Total stockholders' equity                                                    28,438            31,340
     ----------------------------------------------------------------------------------------------------------
           Total liabilities and stockholders' equity                                 $37,156          $ 39,672
     ==========================================================================================================

(1)  Unaudited

                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Cash Flows Statements
(In millions)(Unaudited)
--------------------------------------------------------------------------------

                                                                              Three Months Ended
                                                                                   Sept. 30
                                                                            1998              1999
     -------------------------------------------------------------------------------------------------
     Operations
       Net income                                                         $ 1,683            $ 2,191
       Depreciation and amortization                                          179                440
       Gains on sales                                                        (160)              (156)
       Unearned revenue                                                     1,010              1,253
       Recognition of unearned revenue from prior periods                    (765)            (1,363)
       Other current liabilities                                              360               (345)
       Accounts receivable                                                    341                 64
       Other current assets                                                   (64)               (94)
     -------------------------------------------------------------------------------------------------
         Net cash from operations                                           2,584              1,990
     -------------------------------------------------------------------------------------------------
     Financing
       Common stock issued                                                    316                461
       Common stock repurchased                                              (504)            (1,034)
       Put warrant proceeds                                                   225                290
       Preferred stock dividends                                               (7)                (7)
       Stock option income tax benefits                                       591              1,215
     -------------------------------------------------------------------------------------------------
         Net cash from financing                                              621                925
     -------------------------------------------------------------------------------------------------
     Investing
       Additions to property and equipment                                   (106)              (139)
       Cash proceeds from sale of Softimage, Inc.                              79                  0
       Purchases of investments                                            (5,042)            (7,227)
       Maturities of investments                                              632                786
       Sales of investments                                                 2,565              3,460
     -------------------------------------------------------------------------------------------------
         Net cash used for investing                                       (1,872)            (3,120)
     -------------------------------------------------------------------------------------------------
     Net change in cash and equivalents                                     1,333               (205)
     Effect of exchange rates on cash and equivalents                          19                 19
     Cash and equivalents, beginning of period                              3,839              4,975
     -------------------------------------------------------------------------------------------------
     Cash and equivalents, end of period                                    5,191              4,789
     Short-term investments, end of period                                 12,051             14,113
     -------------------------------------------------------------------------------------------------
     Cash and short-term investments, end of period                       $17,242            $18,902
     =================================================================================================







                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Stockholders' Equity Statements
(In millions)(Unaudited)
--------------------------------------------------------------------------------

                                                                                Three Months Ended
                                                                                      Sept. 30
                                                                                1998           1999
          ------------------------------------------------------------------------------------------
          Convertible preferred stock
            Balance                                                           $   980        $   980
          ------------------------------------------------------------------------------------------
          Common stock and paid-in capital
            Balance, beginning of period                                        8,025         13,844
            Common stock issued                                                   334            567
            Common stock repurchased                                              (14)           (38)
            Proceeds from sale of put warrants                                    225            290
            Stock option income tax benefits                                      591          1,215
          ------------------------------------------------------------------------------------------
              Balance, end of period                                            9,161         15,878
          ------------------------------------------------------------------------------------------
          Retained earnings
            Balance, beginning of period                                        7,622         13,614
          ------------------------------------------------------------------------------------------
            Net income                                                          1,683          2,191
            Other comprehensive income:
              Net unrealized investments gains (losses)                           150           (344)
              Translation adjustments and other                                    43             24
          ------------------------------------------------------------------------------------------
                Comprehensive income                                            1,876          1,871
            Preferred stock dividends                                              (7)            (7)
            Common stock repurchased                                             (508)          (996)
          ------------------------------------------------------------------------------------------
              Balance, end of period                                            8,983         14,482
          ------------------------------------------------------------------------------------------
                Total stockholders' equity                                    $19,124        $31,340
          ==========================================================================================


                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Notes to Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments (consisting only of normal recurring items) necessary for their fair presentation in conformity with generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns and bad debts and the length of product life cycles and buildings' lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 1999 Form 10-K.

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

The components of basic and diluted earnings per share were as follows:

Earnings Per Share
(In millions, except earnings per share)
--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                               Sept. 30
                                                                        1998            1999
----------------------------------------------------------------------------------------------
Net income (A)                                                         $1,683          $2,191
Preferred stock dividends                                                  (7)             (7)
----------------------------------------------------------------------------------------------
Net income available for common shareholders (B)                       $1,676          $2,184
==============================================================================================
Average outstanding shares of common stock (C)                          4,958           5,129
Dilutive effect of:
  Common stock under structured repurchases                                16               0
  Preferred stock                                                          24              14
  Employee stock options                                                  436             384
----------------------------------------------------------------------------------------------
Common stock and common stock equivalents (D)                           5,434           5,527
----------------------------------------------------------------------------------------------
Earnings per share:
  Basic (B/C)                                                          $ 0.34          $ 0.43
==============================================================================================
  Diluted (A/D)                                                        $ 0.31          $ 0.40
==============================================================================================


--------------------------------------------------------------------------------

Unearned Revenue

A portion of Microsoft's revenue is earned ratably over the product life cycle or, in the case of subscriptions, over the period of the license agreement.

End users receive certain elements of the Company's products over a period of time. These elements include browser technologies and technical support. Consequently, Microsoft's earned revenue reflects the recognition of the fair value of these elements over the product's life cycle. The percentage of revenue recognized ratably ranges from approximately 15% to 25% of Windows desktop operating systems and approximately 10% to 20 % of desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three years for Windows operating systems and 18 months for desktop applications. The Company also sells subscriptions to certain products via maintenance and certain organization license agreements. At September 30, 1999, Windows Platforms products unearned revenue was $2.25 billion and unearned revenue associated with Productivity Applications and Developer products totaled $1.72 billion. Unearned revenue for other miscellaneous programs totaled $154 million at September 30, 1999.

Stockholders' Equity

Microsoft repurchases its common stock in the open market to provide shares for issuance to employees under stock option and stock purchase plans. During the first quarter of fiscal 2000, the Company repurchased 12.1 million shares of Microsoft common stock in the open market.

To enhance its stock repurchase program, Microsoft sells put warrants to independent third parties. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On September 30, 1999, 163 million warrants were outstanding with strike prices ranging from $64 to $73 per share. The put warrants expire between March 2000 and September 2002. The outstanding put warrants permit a net-share settlement at the Company's option and do not result in a put warrant liability on the balance sheet.

During 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable principal-protected preferred stock. Dividends are payable quarterly in arrears. Preferred shareholders have preference over common stockholders in dividends and liquidation rights. In December 1999, each preferred share is convertible into common shares or an equivalent amount of cash determined by a formula that provides a floor price of $79.875 and a cap of $102.24 per preferred share, equivalent to $19.97 and $25.56 per common share. Net proceeds of $980 million were used to repurchase common shares.

Operational Transactions

In September 1999, the Company sold the entertainment city guide portion of MSN(TM) Sidewalk(R) to Ticketmaster Online-CitySearch, Inc. (TMCS) for a combination of TMCS stock and warrants with a value of $223 million. The transaction also included a distribution agreement. Microsoft recognized a gain of $156 million on the sale and will recognize amounts related to the distribution arrangement over the term of the agreement.

In September 1999, the Company announced that Visio Corporation, a leading supplier of business diagramming and technical drawing software, would be combined with Microsoft. Each share of Visio common stock will be exchanged for
0.45 shares of Microsoft common stock, and the merger is expected to be accounted for as a pooling of interests. The transaction, subject to regulatory review and the approval of Visio shareholders, is expected to close in December 1999.

In August 1998, the Company sold a wholly-owned subsidiary, Softimage, Inc. to Avid Technology, Inc. Microsoft received cash of $79 million and securities valued at $85 million. A pretax gain of $160 million was recognized in the first quarter of fiscal 1999.

-------------------------------------------------------------------------------

Contingencies

On October 7, 1997, Sun Microsystems, Inc. ("Sun") brought suit against Microsoft in the U.S. District Court for the Northern District of California. Sun's complaint alleges several claims against Microsoft, all related to the parties' relationship under a March 11, 1996 Technology License and Distribution Agreement (Agreement) concerning certain Java programming language technology. The Complaint seeks: a preliminary and permanent injunction against Microsoft distributing certain products with the Java Compatibility logo, and against distributing Internet Explorer 4.0 browser technology unless certain alleged obligations are met; an order compelling Microsoft to perform certain alleged obligations; an accounting; termination of the Agreement; and an award of damages, including compensatory, exemplary, and punitive damages, and liquidated damages of $35 million for the alleged source code disclosure.

On March 24, 1998, the Court entered an order enjoining Microsoft from using the Java Compatibility logo on Internet Explorer 4.0 and the Microsoft Software Developers Kit (SDK) for Java 2.0. Microsoft has taken steps to fully comply with the order.

On November 17, 1998, the Court entered an order granting Sun's request for a preliminary injunction, holding that Sun had established a likelihood of success on its copyright infringement claims, because Microsoft's use of Sun's technology in its products was beyond the scope of the parties' license agreement. The Court ordered Microsoft to make certain changes in its products that include Sun's Java technology and to make certain changes in its Java software development tools. The Court also enjoined Microsoft from entering into any licensing agreements that were conditioned on exclusive use of Microsoft's Java Virtual Machine. Microsoft appealed that ruling to the 9th Circuit Court of Appeals on December 16, 1998. Oral argument on that appeal was held on June 16, 1999. In the interim, Microsoft is complying with the ruling and has not sought a stay of the injunction pending appeal. On December 18, 1998, Microsoft filed a motion requesting an extension of the 90-day compliance period for certain Microsoft products, which was granted in part in January 1999. Microsoft filed a motion on February 5, 1999, seeking clarification of the Court's order that Microsoft would not be prevented from engaging in independent development of Java technology under the order. The Court granted that motion. On July 23, 1999 the Court also granted Microsoft's motion to increase the bond on the preliminary injunction from $15 million to $35 million.

On January 22, 1999, Microsoft and Sun filed a series of summary judgment motions regarding the interpretation of the contract and other issues. On May 20, 1999, the Court issued tentative rulings on three of the motions. In the preliminary rulings, the Court (1) granted Sun's motion for summary judgment that prior versions of Internet Explorer 4.0, Windows 98, Windows NT, Visual J++
(R) 6.0 development system, and the SDK for Java infringe Sun's copyrights, because they contain Sun's program code but do not pass Sun's compatibility tests and, therefore, Microsoft's use of Sun's technology is outside the scope of the Agreement and unlicensed; (2) granted Microsoft's motion that the Agreement authorizes Microsoft to distribute independently developed Java Technology that is not subject to the compatibility obligations in the Agreement; and (3) denied Sun's motion for summary judgment on the meaning of certain provisions of the Agreement, tentatively adopting Microsoft's interpretation that Sun is required to deliver certain new Java Technology, called "Supplemental Java Classes," in working order on Microsoft's then existing and commercially distributed virtual machine. On June 24, 1999, the Court heard oral argument on the three tentative rulings. No final orders have been issued.

On August 23,1999 the 9th Circuit Court of Appeals vacated the November 1998 preliminary injunction and remanded the case to the district Court for further proceedings. Sun immediately filed two motions to reinstate and expand the scope of the earlier injunction on the basis of copyright infringement and unfair competition. Oral argument on these motions was held on October 16, 1999. There are no other hearing or trial dates set.

On May 18, 1998, the Antitrust Division of the U.S. Department of Justice (DOJ) and a group of 20 state Attorneys General filed two antitrust cases against Microsoft in the U.S. District Court for the District of Columbia. The DOJ complaint alleges violations of Sections 1 and 2 of the Sherman Act. The DOJ complaint seeks declaratory relief as to the violations it asserts and preliminary and permanent injunctive relief regarding: the inclusion of Internet browsing software (or other software products) as part of Windows; the terms of agreements regarding non-Microsoft Internet browsing software (or other software products); taking or threatening "action adverse" in consequence of a person's failure to license or distribute Microsoft Internet browsing software (or other software product) or distributing competing products or cooperating with the government; and restrictions on the screens, boot-up sequence, or functions of Microsoft's operating system products. The state Attorneys General allege largely the same claims and various pendent state claims. The states seek declaratory relief and preliminary and permanent injunctive relief similar to that sought by the DOJ, together with statutory penalties under the state law claims. The

--------------------------------------------------------------------------------
foregoing description is qualified in its entirety by reference to the full text of the complaints and other papers on file in those actions, case numbers 98-1232 and 98-1233.

On May 22, 1998, Judge Jackson consolidated the two actions. The judge granted Microsoft's motion for summary judgment as to the states' monopoly leverage claim and permitted the remaining claims to proceed to trial. Trial began on October 19, 1998 and ended with closing arguments on September 21, 1999. The Court will first rule on factual issues, and will then rule on legal conclusions. Microsoft believes the claims are without merit and is defending against them vigorously. In other ongoing investigations, the DOJ and several state Attorneys General have requested information from Microsoft concerning various issues.

Caldera, Inc. filed a lawsuit against Microsoft in July 1996. It alleges Sherman Act violations relating to Microsoft licensing practices of the MS-DOS(R) operating system and Windows in the late 80s and early 90s - essentially the same complaints that resulted in the 1994 DOJ consent decree. Caldera claims to own the rights of Novell, Inc. and Digital Research, Inc. relating to DR-DOS and Novell DOS products. It also asserts a claim that Windows 95 is a technological tie of Windows and MS-DOS. Trial is scheduled for January 2000. Some partial summary judgment motions are pending. Microsoft believes the claims are without merit and is vigorously defending the case.

The Securities and Exchange Commission is conducting a non-public investigation into the Company's accounting reserve practices. Microsoft is also subject to various legal proceedings and claims that arise in the ordinary course of business.

Management currently believes that resolving these matters will not have a material adverse impact on the Company's financial position or its results of operations.

--------------------------------------------------------------------------------

Segment Information
(In millions)
--------------------------------------------------------------------------------

                                                      Productivity         Consumer,
                                       Windows        Applications         Commerce,        Reconciling
Three Months Ended Sept. 30           Platforms      and Developer         and Other          Amounts         Consolidated
-----------------------------------------------------------------------------------------------------------------------------
1998
Revenue                                $2,025           $1,833              $ 442             $(107)             $4,193
Operating income                        1,387            1,095               (214)             (186)              2,082
-----------------------------------------------------------------------------------------------------------------------------
1999
Revenue                                $2,197           $2,430              $ 661             $  96              $5,384
Operating income                        1,484            1,420                (98)              (39)              2,767
-----------------------------------------------------------------------------------------------------------------------------


The Company's organizational structure and fundamental approach to business reflect the needs of its customers. As such, Microsoft has three major segments:
Windows Platforms; Productivity Applications and Developer; and Consumer, Commerce and Other. Windows Platforms includes the Business and Enterprise Division, which is primarily responsible for Windows NT and developing Windows 2000. Windows Platforms also includes the Consumer Windows Division, which oversees Windows 98 and Windows 95. Productivity Applications and Developer includes the Business Productivity Division, which is responsible for developing and marketing desktop applications, server applications, and developer tools. Consumer, Commerce, and Other products and services include primarily learning, entertainment, and PC input device products; WebTV and PC online access; and portal and vertical properties and e-commerce platforms. Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

The Company's financial reporting systems present various data for management to run the business, including profit and loss (P&L) statements prepared on a basis not consistent with generally accepted accounting principles. Reconciling items include certain elements of unearned revenue, the treatment of certain channel inventory amounts and estimates, and revenue from product support, consulting, and training and certification of system integrators. Additionally, the internal P&Ls use accelerated methods of depreciation and amortization. In fiscal 2000, the Company's internal P&Ls included the Black-Scholes value of employee stock option grants, amortized over the remaining months of the fiscal year of the grant. Prior year disclosures have been restated for consistent presentation.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Microsoft develops, manufactures, licenses, and supports a wide range of software products for a multitude of computing devices. Microsoft software includes scalable operating systems for intelligent devices, personal computers
(PCs), and servers; server applications for client/server environments; knowledge worker productivity applications; and software development tools. The Company's online efforts include the MSN network of Internet products and services; e-commerce platforms; and alliances with companies involved with broadband access and various forms of digital interactivity. Microsoft also licenses consumer software programs; sells PC input devices; trains and certifies system integrators; and researches and develops advanced technologies for future software products.

Revenue

Revenue of $5.38 billion in the September quarter of fiscal 2000 increased 28% over the first quarter of fiscal 1999. Revenue growth reflected the continued adoption of Microsoft(R) Windows(R) operating systems, including Windows 98, Windows NT(R) Workstation, and Windows NT Server; along with the Company's server applications. Microsoft Office also continued its strong growth after the recent launch of the latest versions of desktop applications, particularly Microsoft Office 2000. Reported revenue also included $150 million related to fulfillment of the Microsoft Office 2000 Technology Guarantee. Certain customers acquiring Microsoft Office 97 or related applications were entitled to a free upgrade to the corresponding Microsoft Office 2000 application. The value of the upgrade expected to be redeemed by the customer was treated as unearned revenue until fulfillment of the upgrade.

Software license volume increases have been the principal factor in the Company's revenue growth. The average selling price per license has decreased, primarily because of general shifts in the sales mix from retail packaged products to licensing programs, from new products to product upgrades, and from stand-alone desktop applications to integrated product suites. Average revenue per license from original equipment manufacturer (OEM) licenses and organizational license programs is lower than average revenue per license from retail versions. Likewise, product upgrades have lower prices than new products. Also, prices of integrated suites, such as Microsoft Office and BackOffice, are less than the sum of the prices for the individual programs included in these suites when such programs are licensed separately. An increased percentage of products and programs included elements that were billed but unearned and recognized ratably, such as Microsoft Windows, Microsoft Office, maintenance, and other subscription models. See accompanying notes to financial statements.

Business Divisions

Microsoft has three major segments: Windows Platforms; Productivity Applications and Developer; and Consumer, Commerce, and Other.

Windows Platforms products, developed and marketed by the Consumer Windows Division and the Business and Enterprise Division, include primarily Windows 98, Windows NT Workstation, and Windows NT Server. Revenue of $2.25 billion in the first quarter represented growth of 17% over the prior year. Windows-based units licensed through the PC original equipment manufacturer (OEM) channel, particularly Windows NT Workstation, increased strongly over the prior year. Windows NT Server revenue growth was robust during the September quarter. Partially offsetting the healthy growth of Windows NT operating systems was less revenue from retail packaged product versions of Windows 98 in the first quarter of fiscal 2000 compared to the first quarter of fiscal 1999. The decrease reflected the strong comparable quarter of the prior year which included significant revenue from Windows 98 after its launch in June 1998.

Productivity Applications and Developer products include desktop applications such as Microsoft Office, server applications such as Microsoft Exchange Server and Microsoft SQL Server(TM), and software developer tools. Revenue increased 40% to $2.45 billion in the September quarter. Revenue from Microsoft Office integrated suites, including the Premium, Professional, Small Business, and Standard Editions was very strong, reflecting the recent launch of Microsoft Office 2000. Revenue also included the recognition of $150 million of previously unearned revenue, due to the impact of the Microsoft Office 2000 Technology Guarantee noted above. Microsoft SQL Server 7.0 revenue was particularly robust. Revenue from Microsoft Exchange Server and software developer tools was steady.

Consumer, Commerce, and Other products include learning and entertainment software; PC input devices; training and certification fees; consulting; and the online services. Revenue in the September quarter was $685 million, up

--------------------------------------------------------------------------------

30% from the comparable quarter of fiscal 1999. Online advertising and access revenue rose substantially while revenue from hardware products and consumer software grew moderately.

Distribution Channels

Microsoft distributes its products primarily through OEM licenses, organizational licenses, and retail packaged products. OEM channel revenue represents license fees from original equipment manufacturers who pre-install Microsoft products, primarily on PCs. Microsoft has three major geographic sales and marketing organizations: the South Pacific and Americas Region; the Europe, Middle East, and Africa Region; and the Asia Region. Sales of organizational licenses and packaged products via these channels are primarily to and through distributors and resellers.

OEM first quarter revenue of $1.74 billion represented an increase of 27% over the comparable quarter of fiscal 1999. PC shipment growth coupled with an increased penetration of higher value 32-bit operating systems and Microsoft Office drove the OEM revenue increase over the prior year.

South Pacific and Americas Region revenue in the September quarter increased 16% to $1.87 billion. Office revenue grew moderately, while Windows NT Server and server applications showed strong growth. Organizational licensing activity exhibited a seasonal slowdown. Revenue growth was particularly strong in Latin America but slower in the United States and the South Pacific.

Europe, Middle East, and Africa Region first quarter revenue of $1.18 billion was up 32% compared to the first quarter of fiscal 1999. Windows NT Server, Microsoft Office, and server applications grew strongly compared to the prior year, particularly via organizational licensing. Revenue growth was solid in the United Kingdom and France, and was particularly high in Germany.

Asia Region revenue in the September quarter of $593 million increased 82% from the first quarter of the prior year, reflecting better local economic conditions and the launch of localized versions of Microsoft Office 2000, particularly in Japan. Revenue grew very strongly in most countries in the Asia Region. As discussed below, strengthening local currencies positively impacted translated revenue compared to the prior year, particularly in Japan.

Translated international revenue is affected by foreign exchange rates. The impact of foreign exchange rates on revenue was positive in the September quarter compared to a year ago, as the Japanese yen was very strong versus the U.S. dollar, offset partially by weaker European currencies versus the U.S. dollar. Had the rates from the prior year been in effect in the first quarter of fiscal 2000, translated international revenue billed in local currencies would have been $65 million lower. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses

Cost of revenue as a percent of revenue was 13.2% in the first quarter, down from 15.5% in the first quarter of the prior year. The percentage decrease resulted primarily from the trend in mix shift to organizational licenses, lower costs associated with WebTV(R) operations, and the recognition of previously unearned revenue related to the Office 2000 Technology Guarantee.

Research and development expenses increased 28% from the first quarter of the prior year to $834 million, driven primarily by higher development headcount-related costs and third-party development costs.

Sales and marketing expenses were $903 million in the September quarter, which represented 16.8% of revenue, compared to 16.4% in the first quarter of the prior year. Sales and marketing expenses as a percent of revenue increased slightly due to higher relative marketing costs offset partially by lower relative sales expenses.

General and administrative costs were $143 million in the first quarter compared to $99 million in the September quarter of the prior year. The increase for the quarter was due primarily to higher legal fees and certain stock option-related charges.

Other expenses include primarily the recognition of Microsoft's share of joint venture activities, including Transpoint and the MSNBC entities.

--------------------------------------------------------------------------------

Investment Income, Gains on Sales, and Income Taxes

First quarter investment income increased to $397 million from $261 million in the first quarter of the prior year. The increase was due to realized gains of approximately $50 million and the larger investment portfolio generated by cash from operations.

During the first quarter of fiscal 2000, Microsoft sold the entertainment city guide portion of MSN(TM) Sidewalk(R) to Ticketmaster Online-CitySearch, Inc.
(TMCS) for a combination of TMCS stock and warrants. Microsoft recognized a gain of $156 million.

During the first quarter of fiscal 1999, Microsoft sold its Softimage, Inc. subsidiary to Avid Technology, Inc for a pretax gain of $160 million.

The effective tax rate for fiscal 2000 is 34%. Excluding the tax impact of the gain on the sale of Softimage, the effective tax rate for fiscal 1999 was 35%.

Financial Condition

The Company's cash and short-term investment portfolio totaled $18.90 billion at September 30, 1999. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

Microsoft also invests in equities, primarily strategic technology companies. The Company has made large-scale investments in access providers, including cable, telephony, and wireless communications companies. During the first quarter of fiscal 2000, the Company purchased $400 million of Rogers Communications convertible preferred securities and warrants. In connection with AT&T's proposed merger with MediaOne Group, Inc., the Company agreed to acquire MediaOne's interest in Telewest Communications plc, a leading provider of cable television and residential and business cable telephony services in the United Kingdom, subject to certain regulatory approvals and other conditions.

Microsoft and National Broadcasting Company (NBC) operate two MSNBC joint ventures: a 24-hour cable news and information channel, and an online news service. Microsoft is paying $220 million over a five-year period that ends in 2001 for its interest in the cable venture and one-half of the operational funding of both joint ventures. Microsoft guarantees a portion of MSNBC debt.

Microsoft has no material long-term debt and has $100 million of standby multicurrency lines of credit to support foreign currency hedging and cash management. Stockholders' equity at September 30, 1999 was $31.34 billion.

Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology. Cash will also be used to fund ventures and strategic opportunities. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $300 million on September 30, 1999.

In addition, cash will be used to repurchase common stock to provide shares for employee stock option and purchase plans. The buyback program has not kept pace with employee stock option grants or exercises. Beginning in fiscal 1990, Microsoft has repurchased 722 million common shares while 1.84 billion shares were issued under the Company's employee stock option and purchase plans. The market value of all outstanding stock options was $68 billion as of September 30, 1999. Microsoft enhances its repurchase program by selling put warrants. During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable preferred stock. Net proceeds of $980 million were used to repurchase common shares. In December 1999, each preferred share is convertible into common shares or an equivalent amount of cash determined by a formula that provides a floor price of $79.875 and a cap of $102.24 per preferred share, equivalent to $19.97 and $25.56 per common share.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months. The Company's cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale cash needs that may arise, and to fund an increased stock buyback program over historical levels to reduce the dilutive impact of the Company's employee stock option and purchase programs.

Microsoft has not paid cash dividends on its common stock. The preferred stock pays $2.196 per annum per share.

--------------------------------------------------------------------------------

Year 2000

The Year 2000 presents potential concerns for business and consumer computing. In addition to the well-known calculation problems with the use of 2-digit date formats as the year changes from 1999 to 2000, the Year 2000 is a special case leap year and in many organizations using older technology, dates were used for special programmatic functions. The problem exists for many kinds of software and hardware, including mainframes, mini computers, PCs, and embedded systems. The consequences of this issue may include systems failures and business process interruption.

Microsoft has tested more than 3000 versions/languages of its products. The vast majority of these tested products are Year 2000 compliant, as defined by Microsoft. There are a small number of older products that are identified as being non-compliant, and Microsoft will provide recommendations regarding these products. Not all versions of products or all products will be tested. All Year 2000 software updates, resources, and tools are available to customers at no charge from the Microsoft Year 2000 Portal Page or Microsoft Year 2000 Resource CD.

Current information needed to evaluate the impact of the Year 2000 on organizational and home computing environments is available at the Microsoft Year 2000 Portal Page (www.microsoft.com/year2000) and the Microsoft Year 2000
                       --------------------------
Resource CD, which is released on a quarterly basis. The Web site and Microsoft Year 2000 Resource CD detail specific Year 2000 information concerning Microsoft products and technologies for large organizations. The detailed information available on the Web site and Microsoft Year 2000 Resource CD is presented to assist information technology (IT) professionals in planning their transition to the Year 2000. The Microsoft Year 2000 Portal Page also contains information for small business and home PC users, including in-depth product information, answers to frequently asked questions, and links to other Year 2000 sites.

Variability of definitions of "compliance" with the Year 2000 and of different combinations of software, firmware, and hardware will likely lead to lawsuits against the Company. The outcome of such lawsuits and the impact on the Company are not estimable at this time.

The Year 2000 issue also affects the Company's internal systems, including IT and non-IT systems. Microsoft has assessed the readiness of its mission-critical systems for handling the Year 2000. Although testing and remediation of all systems have not been completed, management currently believes that all mission critical-systems will be compliant by the Year 2000 and that the cost to address the issues is not material. Nevertheless, Microsoft is creating contingency plans for certain internal systems.

Microsoft is addressing the effect this issue will have on its third-party supply chain and has undertaken steps to formulate a system of working with key third parties to understand their ability to continue providing services and products through the change to 2000. Microsoft is working directly with its key vendors, distributors, and resellers to avoid material business interruptions in 2000. Contingency plans are being developed where practicable for these key third parties.

Resolving Year 2000 issues is a worldwide phenomenon that is absorbing a substantial portion of IT budgets and attention. Certain industry analysts believe that Year 2000 concerns will cause IT managers to lock down their desktops and systems, creating less demand for computer hardware and software, which could negatively impact Microsoft. Others believe major remediation efforts at large organizations are completed or that small organizations are solving Year 2000 issues by purchasing new PCs. The impact of the Year 2000 on future Microsoft revenue is difficult to discern, but is a risk to be considered in evaluating the future growth of the Company.

--------------------------------------------------------------------------------

                          Part II.  Other Information

Item 1.  Legal Proceedings

See notes to financial statements.

Item 2.  Changes in Securities and Use of Proceeds

During the first quarter of fiscal 2000, the Company issued an aggregate of 663,895 of its common shares pursuant to a merger in exchange for the outstanding capital shares of Intrinsa Corporation held by 65 shareholders. The shares were issued pursuant to an exemption by reason of Section 4(2) of the Securities Act of 1933. These sales were made without general solicitation or advertising. In connection with this merger, 41 of the former Intrinsa Corporation shareholders represented that he, she, or it was an accredited investor. Shareholders who signified that they were not accredited investors were represented by a qualified purchaser's representative. The Company has filed a Registration Statement on Form S-3 covering the resale of such securities. All net proceeds from the sale of such securities will go to the selling shareholders who offer and sell their shares. The Company has not received and will not receive any proceeds from the sale of these common shares other than the assets and liabilities of the acquired companies.

Reference is also made to the information on sales of put warrants described in the accompanying notes to financial statements. All such transactions are exempt from registration under Section 4 (2) of the Securities Act of 1933. Each transaction was privately negotiated and each offeree and purchaser was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by Microsoft in the placement of these securities.

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

     27. Financial Data Schedule

(B)  Reports on Form 8-K

The Company filed one report on Form 8-K during the quarter ended September 30, 1999. On July 19, 1999, the Company disclosed its reclassified quarterly income statements to reflect changes in the way it reports revenue and costs associated with product support, consulting, Internet access, and certification of system integrators. Henceforth, amounts received from customers from these activities will be classified as revenue in a manner consistent with Microsoft's primary businesses. Direct costs of these activities will be classified as cost of revenue. Additionally, the Company announced that the Securities and Exchange Commission is conducting a non-public investigation into the Company's accounting reserve practices.

Items 3, 4, and 5 are not applicable and have been omitted.

--------------------------------------------------------------------------------

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                 Microsoft Corporation

     Date:  November 5, 1999     By: /s/ Gregory B. Maffei
                                     -----------------------
                                     Gregory B. Maffei,
                                     Senior Vice President, Finance and
                                     Administration;
                                     Chief Financial Officer

                                     (Principal Financial and Accounting Officer and Duly Authorized Officer)

--------------------------------------------------------------------------------