Form 10-Q
period 1999-12-31
MICROSOFT CORP
filed 2000-02-11
CIK 789019

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

                For the Quarterly Period Ended December 31, 1999


             [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934


                  For the Transition Period From _____ to ____

                              -------------------

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

The number of shares outstanding of the registrant's common stock as of January 31, 2000 was 5,204,853,333.

================================================================================

                              MICROSOFT CORPORATION

                                    FORM 10-Q

                     For the Quarter Ended December 31, 1999

                                      INDEX

Part I. Financial Information

        Item 1. Financial Statements                                               Page
                                                                                   ----

             a)   Income Statements
                  for the Three and Six Months Ended December 31, 1998 and 1999....  1

             b)   Balance Sheets
                  as of June 30, 1999 and December 31, 1999........................  2

             c)   Cash Flows Statements
                  for the Six Months Ended December 31, 1998 and 1999..............  3

             d)   Stockholders' Equity Statements
                  for the Three and Six Months Ended December 31, 1998 and 1999....  4

             e)   Notes to Financial Statements....................................  5

        Item 2. Management's Discussion and Analysis of Financial
                Condition and Results of Operations................................ 10


Part II.  Other Information

        Item 1. Legal Proceedings.................................................. 14

        Item 4. Submission of Matters to a Vote of Security Holders................ 14

        Item 6. Exhibits and Reports on Form 8-K................................... 14

Signature.......................................................................... 15

                         Part I.  Financial Information

Item 1.  Financial Statements

MICROSOFT CORPORATION

Income Statements
(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                    Three Months Ended    Six Months Ended
                                           Dec. 31               Dec. 31
                                     1998       1999       1998       1999
---------------------------------------------------------------------------
Revenue                            $5,195     $6,112     $9,388    $11,496
Operating expenses:
  Cost of revenue                     788        756      1,437      1,468
  Research and development            715        911      1,366      1,745
  Sales and marketing                 794      1,027      1,482      1,930
  General and administrative          149        506        248        649
  Other expenses (income)              35         (6)        59         19
---------------------------------------------------------------------------
    Total operating expenses        2,481      3,194      4,592      5,811
---------------------------------------------------------------------------
Operating income                    2,714      2,918      4,796      5,685
Investment income                     337        773        598      1,170
Gains on sales                          0          0        160        156
---------------------------------------------------------------------------
Income before income taxes          3,051      3,691      5,554      7,011
Provision for income taxes          1,068      1,255      1,888      2,384
---------------------------------------------------------------------------
Net income                         $1,983     $2,436     $3,666    $ 4,627
---------------------------------------------------------------------------

Earnings per share (1):
  Basic                            $ 0.40     $ 0.47     $ 0.73    $  0.90
---------------------------------------------------------------------------
  Diluted                          $ 0.36     $ 0.44     $ 0.67    $  0.84
---------------------------------------------------------------------------


(1) Earnings per share amounts for the three and six months ended December 31, 1998 have been restated to reflect a two-for-one stock split in March 1999.


                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Balance Sheets
(In millions)
--------------------------------------------------------------------------------

                                                             June 30     Dec. 31
                                                              1999      1999 (1)
--------------------------------------------------------------------------------
Assets
Current assets:
  Cash and short-term investments                           $17,236     $17,843
  Accounts receivable                                         2,245       3,284
  Other                                                         752         893
--------------------------------------------------------------------------------
    Total current assets                                     20,233      22,020
Property and equipment                                        1,611       1,739
Equity and other investments                                 14,372      19,801
Other assets                                                    940       1,533
--------------------------------------------------------------------------------
      Total assets                                          $37,156     $45,093
--------------------------------------------------------------------------------

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                          $   874     $ 1,233
  Accrued compensation                                          396         533
  Income taxes payable                                        1,607       2,103
  Unearned revenue                                            4,239       4,259
  Other                                                       1,602       2,376
--------------------------------------------------------------------------------
    Total current liabilities                                 8,718      10,504
--------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock -
    shares authorized 100; outstanding 13 and 0                 980           0
  Common stock and paid-in capital -
    shares authorized 12,000; outstanding 5,020 and 5,177    13,844      18,878
  Retained earnings                                          13,614      15,711
--------------------------------------------------------------------------------
    Total stockholders' equity                               28,438      34,589
--------------------------------------------------------------------------------
      Total liabilities and stockholders' equity            $37,156     $45,093
--------------------------------------------------------------------------------

     (1)  Unaudited


                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Cash Flows Statements
(In millions)(Unaudited)
--------------------------------------------------------------------------------

                                                              Six Months Ended
                                                                   Dec. 31
                                                              1998        1999
-------------------------------------------------------------------------------
Operations
  Net income                                               $ 3,666     $ 4,627
  Depreciation and amortization                                356         765
  Gains on sales                                              (160)       (156)
  Unearned revenue                                           2,371       2,638
  Recognition of unearned revenue from prior periods        (1,707)     (2,618)
  Other current liabilities                                    719          61
  Accounts receivable                                         (486)     (1,030)
  Other current assets                                         (24)       (149)
-------------------------------------------------------------------------------
    Net cash from operations                                 4,735       4,138
-------------------------------------------------------------------------------
Financing
  Common stock issued                                          614         913
  Common stock repurchased                                    (772)     (4,852)
  Put warrant proceeds                                         355         472
  Preferred stock dividends                                    (14)        (13)
  Stock option income tax benefits                           1,218       2,636
-------------------------------------------------------------------------------
    Net cash from (used for) financing                       1,401        (844)
-------------------------------------------------------------------------------
Investing
  Additions to property and equipment                         (241)       (371)
  Cash proceeds from sale of Softimage, Inc.                    79           0
  Purchases of investments                                 (10,220)    (18,759)
  Maturities of investments                                  1,199         950
  Sales of investments                                       5,263      14,923
-------------------------------------------------------------------------------
    Net cash used for investing                             (3,920)     (3,257)
-------------------------------------------------------------------------------
Net change in cash and equivalents                           2,216          37
Effect of exchange rates on cash and equivalents                58          20
Cash and equivalents, beginning of period                    3,839       4,975
-------------------------------------------------------------------------------
Cash and equivalents, end of period                          6,113       5,032
Short-term investments, end of period                       13,124      12,811
-------------------------------------------------------------------------------
Cash and short-term investments, end of period             $19,237     $17,843
-------------------------------------------------------------------------------


                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Stockholders' Equity Statements
(In millions)(Unaudited)
-----------------------------------------------------------------------------------

                                              Three Months Ended   Six Months Ended
                                                    Dec. 31            Dec. 31
                                                1998      1999      1998      1999
-----------------------------------------------------------------------------------
Convertible preferred stock
  Balance, beginning of period               $   980   $   980   $   980   $   980
  Conversion of preferred to common stock          0      (980)        0      (980)
-----------------------------------------------------------------------------------
    Balance, end of period                       980         0       980         0
-----------------------------------------------------------------------------------

Common stock and paid-in capital
  Balance, beginning of period                 9,161    15,878     8,025    13,844
  Common stock issued                            536     1,525       870     2,092
  Common stock repurchased                       (11)     (128)      (25)     (166)
  Proceeds from sale of put warrants             130       182       355       472
  Stock option income tax benefits               627     1,421     1,218     2,636
-----------------------------------------------------------------------------------
    Balance, end of period                    10,443    18,878    10,443    18,878
-----------------------------------------------------------------------------------
Retained earnings
  Balance, beginning of period                 8,983    14,482     7,622    13,614
-----------------------------------------------------------------------------------
  Net income                                   1,983     2,436     3,666     4,627
  Net unrealized investments gains               390     2,485       540     2,141
  Translation adjustments and other               63         4       106        28
-----------------------------------------------------------------------------------
    Comprehensive income                       2,436     4,925     4,312     6,796
  Preferred stock dividends                       (7)       (6)      (14)      (13)
  Common stock repurchased                      (257)   (3,690)     (765)   (4,686)
-----------------------------------------------------------------------------------
    Balance, end of period                    11,155    15,711    11,155    15,711
-----------------------------------------------------------------------------------
      Total stockholders' equity             $22,578   $34,589   $22,578   $34,589
-----------------------------------------------------------------------------------


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

The components of basic and diluted earnings per share were as follows:

EARNINGS PER SHARE

(In millions, except earnings per share)
----------------------------------------------------------------------------------------

                                                 Three Months Ended     Six Months Ended
                                                       Dec. 31              Dec. 31
                                                    1998     1999        1998     1999
---------------------------------------------------------------------------------------
Net income (A)                                    $1,983   $2,436      $3,666   $4,627
Preferred stock dividends                             (7)      (6)        (14)     (13)
---------------------------------------------------------------------------------------
Net income available for common shareholders (B)  $1,976   $2,430      $3,652   $4,614
---------------------------------------------------------------------------------------
Average outstanding shares of common stock (C)     4,998    5,163       4,978    5,146
Dilutive effect of:
  Common stock under structured repurchases           22        0          19        0
  Preferred stock                                     20       12          22       13
  Employee stock options                             420      363         428      374
---------------------------------------------------------------------------------------
Common stock and common stock equivalents (D)      5,460    5,538       5,447    5,533
---------------------------------------------------------------------------------------
Earnings per share:
  Basic (B/C)                                     $ 0.40   $ 0.47      $ 0.73   $ 0.90
---------------------------------------------------------------------------------------
  Diluted (A/D)                                   $ 0.36   $ 0.44      $ 0.67   $ 0.84
---------------------------------------------------------------------------------------

--------------------------------------------------------------------------------

Unearned Revenue

A portion of Microsoft's revenue is earned ratably over the product life cycle or, in the case of subscriptions, over the period of the license agreement.

End users receive certain elements of the Company's products over a period of time. These elements include browser technologies and technical support. Consequently, Microsoft's earned revenue reflects the recognition of the fair value of these elements over the product's life cycle. The percentage of revenue recognized ratably ranges from approximately 15% to 25% of Windows desktop operating systems and approximately 10% to 20% of desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three years for Windows operating systems and 18 months for desktop applications. The Company also sells subscriptions to certain products via maintenance and certain organization license agreements. At December 31, 1999, unearned revenue was $4.26 billion. Windows Platforms products unearned revenue was $2.40 billion and unearned revenue associated with Productivity Applications and Developer products totaled $1.70 billion. Unearned revenue for other miscellaneous programs totaled $161 million at December 31, 1999.

Stockholders' Equity

During the first half of fiscal 2000, the Company repurchased 54.7 million shares of Microsoft common stock in the open market. In January 2000, the Company announced the termination of its stock buyback program.

To enhance its stock repurchase program, Microsoft sold put warrants to independent third parties. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On December 31, 1999, 163 million warrants were outstanding with strike prices ranging from $69 to $78 per share. The put warrants expire between June 2000 and December 2002. The outstanding put warrants permit a net-share settlement at the Company's option and do not result in a put warrant liability on the balance sheet.

During 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable principal-protected preferred stock. Net proceeds of $980 million were used to repurchase common shares. The Company's convertible preferred stock matured on December 15, 1999. Each preferred share was converted into 1.1273 common shares.

Operational Transactions

In November 1999, Expedia, Inc. completed an initial public offering of its common stock. Expedia, which is majority-owned by Microsoft, is a leading provider of branded online travel services for leisure and small business travelers. Expedia's financial results and financial condition are consolidated with the operations of Microsoft.

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

Subsequent Events

In January 2000, the Company merged with Visio Corporation in a transaction that will be accounted for as a pooling of interests. Microsoft issued 14 million shares in exchange for the outstanding stock of Visio.



--------------------------------------------------------------------------------

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

On November 17, 1998, the Court entered an order granting Sun's request for a preliminary injunction, holding that Sun had established a likelihood of success on its copyright infringement claims, because Microsoft's use of Sun's technology in its products was beyond the scope of the parties' license agreement. The Court ordered Microsoft to make certain changes in its products that include Sun's Java technology and to make certain changes in its Java software development tools. The Court also enjoined Microsoft from entering into any licensing agreements that were conditioned on exclusive use of Microsoft's Java Virtual Machine. Microsoft appealed that ruling to the 9th Circuit Court of Appeals on December 16, 1998. Microsoft complied with the ruling and did not seek a stay of the injunction pending appeal. On December 18, 1998, Microsoft filed a motion requesting an extension of the 90-day compliance period for certain Microsoft products, which was granted in part in January 1999. Microsoft filed a motion on February 5, 1999, seeking clarification of the Court's order that Microsoft would not be prevented from engaging in independent development of Java technology under the order. The Court granted that motion. On July 23, 1999 the Court also granted Microsoft's motion to increase the bond on the preliminary injunction from $15 million to $35 million.

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

On August 23,1999 the 9th Circuit Court of Appeals vacated the November 1998 preliminary injunction and remanded the case to the district Court for further proceedings. Sun immediately filed two motions to reinstate and expand the scope of the earlier injunction on the basis of copyright infringement and unfair competition. Oral argument on these motions was held on October 16, 1999. On January 25, 2000, the Court issued rulings on the two motions, denying Sun's motion to reinstate the preliminary injunction on the basis of copyright infringement and granting, in part, Sun's motion to reinstate the preliminary injunction based on unfair competition. Microsoft is in compliance with the terms of the partially reinstated preliminary injunction and will not need to undertake any further action to comply with the terms of the injunction. No other hearing or trial dates have been set.

On May 18, 1998, the Antitrust Division of the U.S. Department of Justice (DOJ) and a group of 20 state Attorneys General filed two antitrust cases against Microsoft in the U.S. District Court for the District of Columbia. The DOJ complaint alleges violations of Sections 1 and 2 of the Sherman Act. The DOJ complaint seeks declaratory relief as to the violations it asserts and preliminary and permanent injunctive relief regarding: the inclusion of Internet browsing software (or other software products) as part of Windows; the terms of agreements regarding non-Microsoft Internet browsing software (or other software products); taking or threatening "action adverse" in consequence of a person's failure to license or distribute Microsoft Internet browsing software (or other software

--------------------------------------------------------------------------------
product) or distributing competing products or cooperating with the government; and restrictions on the screens, boot-up sequence, or functions of Microsoft's operating system products. The state Attorneys General allege largely the same claims and various pendent state claims. The states seek declaratory relief and preliminary and permanent injunctive relief similar to that sought by the DOJ, together with statutory penalties under the state law claims. The foregoing description is qualified in its entirety by reference to the full text of the complaints and other papers on file in those actions, case numbers 98-1232 and 98-1233.

On May 22, 1998, Judge Jackson consolidated the two actions. The judge granted Microsoft's motion for summary judgment as to the states' monopoly leverage claim and permitted the remaining claims to proceed to trial. Trial began on October 19, 1998 and ended with closing arguments on September 21, 1999. The Court will first rule on factual issues, and will then rule on legal conclusion On November 5, 1999, Judge Jackson issued his Findings of Fact. The Conclusions of Law in the case are not expected until sometime in 2000. The judge also directed the parties to participate in a mediation process, which is ongoing. Microsoft believes the claims are without merit and is defending against them vigorously. In other ongoing investigations, the DOJ and several state Attorneys General have requested information from Microsoft concerning various issues.

A number of antitrust class action lawsuits have been initiated against Microsoft. Microsoft believes the claims are without merit and will vigorously defend the cases.

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

--------------------------------------------------------------------------------

Segment Information
(In millions)
--------------------------------------------------------------------------------

                                          Productivity
                              Windows     Applications     Consumer    Reconciling
Three Months Ended Dec. 31   Platforms    and Developer   and Other      Amounts    Consolidated
--------------------------------------------------------------------------------------------------
1998
Revenue                        $2,271        $2,277          $587         $ 60        $5,195
Operating income (loss)         1,538         1,392          (201)         (15)        2,714
--------------------------------------------------------------------------------------------------
1999
Revenue                        $2,412        $2,624          $721         $355        $6,112
Operating income (loss)         1,584         1,376          (300)         258         2,918
--------------------------------------------------------------------------------------------------
                                          Productivity
                              Windows     Applications     Consumer    Reconciling
Six Months Ended Dec. 31     Platforms    and Developer   and Other      Amounts    Consolidated
--------------------------------------------------------------------------------------------------
1998
Revenue                        $4,315        $4,095         $1,029        $(51)       $ 9,388
Operating income (loss)         2,944         2,471           (415)       (204)         4,796
--------------------------------------------------------------------------------------------------
1999
Revenue                        $4,609        $5,054         $1,382        $451        $11,496
Operating income (loss)         3,068         2,796           (398)        219          5,685
--------------------------------------------------------------------------------------------------

The Company's organizational structure and fundamental approach to business reflect the needs of its customers. As such, Microsoft has three major segments:
Windows Platforms; Productivity Applications and Developer; and Consumer and Other. Windows Platforms includes the Business and Enterprise Division, which is primarily responsible for developing and marketing Windows NT and Windows 2000. Windows Platforms also includes the Consumer Windows Division, which develops and markets Windows 98 and Windows 95. Productivity Applications and Developer includes the Business Productivity Division, which is responsible for developing and marketing desktop applications, server applications, and developer tools. Consumer and Other products and services include primarily learning, entertainment, and PC input device products; WebTV and PC online access; and portal and vertical properties and e-commerce platforms. Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

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

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Microsoft develops, manufactures, licenses, and supports a wide range of software products for a multitude of computing devices. Microsoft software includes scalable operating systems for intelligent devices, personal computers
(PCs), and servers; server applications for client/server environments; knowledge worker productivity applications; and software development tools. The Company's online efforts include the MSN network of Internet products and services and alliances with companies involved with broadband access and various forms of digital interactivity. Microsoft also licenses consumer software programs; sells PC input devices; trains and certifies system integrators; and researches and develops advanced technologies for future software products.

Revenue

Revenue of $6.11 billion in the December quarter of fiscal 2000 increased 18% over the second quarter of fiscal 1999. The revenue growth reflected strong licensing of Microsoft(R) Office 2000. Partially offsetting this growth was moderate growth for Windows(R) operating systems, due to soft corporate demand for PCs and software combined with the expected slowness of demand for Windows NT(R) Server and Windows NT Workstation in anticipation of the launch of Windows 2000. On a year to date basis, revenue in the first half of fiscal 2000 totaled $11.50 billion, an increase of 22% over the first two quarters of fiscal 1999.

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

Business Divisions

Microsoft has three major segments: Productivity Applications and Developer; Windows Platforms; and Consumer and Other.

Productivity Applications and Developer products include desktop applications such as Microsoft Office, server applications such as Microsoft Exchange Server and Microsoft SQL Server(TM), and software developer tools. Revenue increased 28% to $2.80 billion in the December quarter. For the first half of fiscal 2000, revenue of $5.25 billion grew 34% over the first half of fiscal 1999. Revenue from Microsoft Office integrated suites, including the Premium, Professional, Small Business, and Standard Editions was very strong, reflecting healthy demand for Microsoft Office 2000. Revenue included the recognition of $64 million in the second quarter and $150 million in the first quarter of previously unearned revenue, due to fulfillment of the Microsoft Office 2000 Technology Guarantee. Microsoft SQL Server 7.0 revenue continued to be robust. Revenue from Microsoft Exchange Server and software developer tools was steady.

Windows Platforms products include primarily Windows 98, Windows NT Workstation, and Windows NT Server. Revenue of $2.44 billion in the second quarter represented growth of 6% over the prior year. Windows-based desktop operating systems revenue grew slightly. Units licensed through the PC OEM channel reflected slower growth of corporate PC purchases. Additionally, consumer PC purchases through traditional retail channels were moderate and revenue from retail versions of Windows 98 decreased. This decrease reflected the strong comparable quarter of the prior year which included significant revenue from Windows 98 after its launch in June 1998. Windows NT Workstation and Windows NT Server revenue growth slowed, reflecting customer anticipation of the next version of the operating system, Windows 2000. On a year to date basis, Windows Platforms revenue of $4.69 billion grew 11% over the prior year. First quarter OEM revenue of Windows was relatively strong, particularly for Windows NT Workstation. Revenue from retail packaged product versions of Windows 98 decreased in the first quarter, reflecting the strong comparable quarter of the prior year which included significant revenue from Windows 98 after its launch in June 1998. Windows NT Server revenue growth was robust during the first quarter.

Consumer and Other products include learning and entertainment software; PC input devices; training and certification fees; consulting; and online services such as Expedia. Revenue in the December quarter was $872

--------------------------------------------------------------------------------
million, up 23% from the comparable quarter of fiscal 1999. Consumer and Other revenue of $1.56 billion grew 26% over the first half of the prior year. Learning and entertainment software posted superb growth, reflecting strong consumer Holiday demand. Hardware product revenue grew moderately. Online advertising and access revenue rose substantially.

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

OEM second quarter revenue of $1.87 billion represented an increase of 4% over the comparable quarter of fiscal 1999. There were several reasons for the relatively low growth rate. The second quarter of fiscal 1999 was an unusually high-growth quarter for OEM revenue, having grown 48% over the comparable quarter of fiscal 1998. PC shipment growth was moderate in the December quarter of fiscal 2000, with particular slowness in corporate PC demand. Average revenue per license declined slightly, due in part to a mix shift to high-volume multi-national PC manufacturers from low-volume system builders. Additionally, demand for Windows NT Workstation moderated in anticipation of the launch of Windows 2000 Professional Version. OEM revenue of $3.61 billion in the first two quarters of fiscal 2000 increased 14% over the first two quarters of fiscal 1999. OEM revenue grew 27% in the first quarter of fiscal 2000, reflecting strong PC growth and increased penetration of higher-value NT Workstation.

South Pacific and Americas Region revenue in the December quarter increased 26% to $2.21 billion. Revenue for the first half of fiscal 2000 grew 21% over the first half of fiscal 1999 to $4.08 billion. Several products had strong revenue growth, including Office; SQL Server; learning and entertainment software; and online services. Organizational licensing activity was moderate. Revenue growth was moderate in the South Pacific, the United States and Canada, and Latin America.

Europe, Middle East, and Africa Region second quarter revenue of $1.43 billion was up 14% compared to the second quarter of fiscal 1999. For the first two quarters of fiscal 2000, revenue in the region totaled $2.61 billion, an increase of 22% over the prior year Microsoft Office exhibited the highest absolute revenue growth of the Company's products in the region. Revenue growth, measured in constant dollars, was moderate in the United Kingdom, France, and Germany. Weakening local currencies negatively impacted translated revenue compared to the prior year. Second quarter revenue in the region would have grown 22% if foreign exchange rates were constant with those of a year ago. First quarter revenue in the region would have grown 35% if foreign exchange rates were constant with those of a year ago.

Asia Region revenue in the December quarter of $606 million increased 56% from the second quarter of the prior year. On a year to date basis, revenue in the Asia region was $1.20 billion, up 68% from the comparable period. The growth in the region reflected improved local economic conditions and strong revenue from localized versions of Microsoft Office 2000, particularly in Japan. Revenue grew strongly in most countries in the Asia Region.

Translated international revenue is affected by foreign exchange rates. The impact of foreign exchange rates on revenue was negative in the December quarter compared to a year ago, as European currencies were very weak versus the U.S. dollar, offset partially by stronger Japanese yen versus the U.S. dollar. Had the rates from the prior year been in effect in the second quarter of fiscal 2000, translated international revenue billed in local currencies would have been $35 million higher. In the September quarter, the strong Japanese yen more than offset weak European currencies and added $64 million to translated revenue. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses

Microsoft encourages broad-based employee ownership of Microsoft stock through an employee stock option (ESO) program in which most employees are eligible to participate. Microsoft follows Accounting Principals Board Opinion 25 (APB 25) to account for ESOs, which generally does not require income statement recognition of options granted at the market price on the date of issuance, and discloses the Black-Scholes value of option grants. A new interpretation of APB 25 requires recognition of the FICA and Medicare expense paid on option exercises. Other

--------------------------------------------------------------------------------
events can also trigger recording expense, such as using the lowest price in the 30 days following an employee's start date to establish the strike price, accelerating the vesting of options, and converting ESOs from one company to another, as occurred with the initial public offering of Expedia, a majority-owned subsidiary of Microsoft. These costs were reflected in each operating expense line item in the income statement and totaled $170 million in the second quarter and $100 million in the first quarter of fiscal 2000.

Cost of revenue as a percent of revenue was 12.4% in the second quarter, down from 15.2% in the second quarter of the prior year. For the first half of fiscal 2000, the percentage was 12.8%, down from 15.3% for the first half of fiscal 1999. The percentage decrease resulted primarily from the trend in mix shift to organizational licenses and lower costs associated with WebTV(R) Networks' operations.

Research and development expenses increased 27% from the second quarter of the prior year to $911 million. For the first two quarters of fiscal 2000, research and development expenses increased 28% to $1.75 billion from the first two quarters of fiscal 1999. These increases were driven primarily by higher development headcount-related costs, including various charges related to employee stock options.

Sales and marketing expenses were $1.03 billion in the December quarter, which represented 16.8% of revenue, compared to 15.3% in the second quarter of the prior year. On a year to date basis, sales and marketing expenses were $1.93 billion, up 30% over the comparable period of the prior year. Sales and marketing expenses as a percent of revenue increased due primarily to both higher relative marketing costs and certain employee stock option expenses.

General and administrative costs were $506 million in the second quarter compared to $149 million in the December quarter of the prior year. For the first two quarters of fiscal 2000, general and administrative costs were $649 million, compared to $248 million in the first two quarters of fiscal 1999. The second quarter of fiscal 2000 included a charge for the settlement of the lawsuit with Caldera, Inc. General and administrative costs also included increased legal fees and certain stock option-related charges.

Other expenses and income include miscellaneous items, including gains on foreign exchange and the recognition of Microsoft's share of joint venture activities, including Transpoint and the MSNBC entities.

Investment Income, Gains on Sales, and Income Taxes

Second quarter investment income increased to $773 million from $337 million in the second quarter of the prior year. Year to date investment income totaled $1.17 billion in fiscal 2000, compared to $598 million in fiscal 1999. The increase was due principally to realized gains of approximately $400 million in the second quarter and $50 million in the first quarter. The larger investment portfolio generated by cash from operations also contributed to the increase in investment income. Realized gains in the second quarter of fiscal 1999 were approximately $70 million.

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

Financial Condition

The Company's cash and short-term investment portfolio totaled $17.84 billion at December 31, 1999. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

Microsoft also invests in equities, primarily strategic technology companies. The Company has made large-scale investments in access providers, including cable, telephony, and wireless communications companies. During the first quarter of fiscal 2000, the Company purchased $400 million of Rogers Communications convertible preferred securities and warrants. In connection with AT&T's proposed merger with MediaOne Group, Inc., the Company agreed to acquire MediaOne's interest in Telewest Communications plc, a leading provider of cable television and

--------------------------------------------------------------------------------
residential and business cable telephony services in the United Kingdom, subject to certain regulatory approvals and other conditions.

Microsoft and National Broadcasting Company (NBC) operate two MSNBC joint ventures: a 24-hour cable news and information channel, and an online news service. Microsoft is paying $220 million over a five-year period that ends in 2001 for its interest in the cable venture and one-half of the operational funding of both joint ventures. Microsoft guarantees a portion of MSNBC debt.

Microsoft has no material long-term debt and has $100 million of standby multicurrency lines of credit to support foreign currency hedging and cash management. Stockholders' equity at December 31, 1999 was $34.59 billion.

Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology. Cash will also be used to fund ventures and strategic opportunities. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $300 million on December 31, 1999.

Since fiscal 1990, Microsoft repurchased 764 million common shares while 1.90 billion shares were issued under the Company's employee stock option and purchase plans. Microsoft enhanced its repurchase program by selling put warrants. In January 2000, the Company announced the termination of its stock buyback program. The market value of all outstanding stock options was $81 billion as of December 31, 1999. During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable preferred stock. Net proceeds of $980 million were used to repurchase common shares. The Company's convertible preferred stock matured on December 15, 1999. Each preferred share was converted into 1.1273 common shares.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements for the next 12 months. The Company's cash and short-term investments are available for strategic investments, mergers and acquisitions, and other potential large-scale cash needs that may arise.

Microsoft has not paid cash dividends on its common stock.

--------------------------------------------------------------------------------

                          Part II.  Other Information

Item 1.  Legal Proceedings

See notes to financial statements.

Item 4.  Submission of Matters to a Vote of Security Holders

At the Annual Meeting of Shareholders held on November 10, 1999, the following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until their successors are elected and qualified.

                                                   Number of Shares
                                                 For              Withheld

          William H. Gates                  4,488,312,569        21,695,760
          Paul G. Allen                     4,488,088,199        21,920,130
          Richard A. Hackborn               4,488,518,818        21,489,511
          David F. Marquardt                4,383,706,485       126,301,844
          William G. Reed, Jr.              4,488,313,322        21,695,007
          Jon A. Shirley                    4,481,013,698        28,994,631

2. To approve the adoption of the 1999 Stock Option Plan for Non-Employee Directors, including the reservation of 2,000,000 shares of common stock thereunder.

          For                               3,235,830,137
          Against                           1,251,971,667
          Abstain                              22,203,713
          Broker Non-vote                           2,812

Item 6.  Exhibits and Reports on Form 8-K

(A) Exhibits

    27. Financial Data Schedule

(B) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended December 31, 1999.

Items 2, 3, and 5 are not applicable and have been omitted.

--------------------------------------------------------------------------------

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                   Microsoft Corporation

     Date:  February 11, 2000      By: /s/   John G. Connors
                                       -----------------------------------------
                                       John G. Connors
                                       Senior Vice President, Finance and
                                       Administration; Chief Financial Officer

                                       (Principal Financial and Accounting
                                       Officer and Duly Authorized Officer)

--------------------------------------------------------------------------------