Form 10-Q
period 2000-03-31
MICROSOFT CORP
filed 2000-05-12
CIK 789019

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

                 For the Quarterly Period Ended March 31, 2000


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

The number of shares outstanding of the registrant's common stock as of April 30, 2000 was 5,262,405,409.

================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                      For the Quarter Ended March 31, 2000

                                     INDEX

Part I.  Financial Information

     Item 1.  Financial Statements                                          Page
                                                                            ----
          a)  Income Statements
              for the Three and Nine Months Ended March 31, 1999 and 2000..  1

          b)  Balance Sheets
              as of June 30, 1999 and March 31, 2000.......................  2

          c)  Cash Flows Statements
              for the Nine Months Ended March 31, 1999 and 2000............  3

          d)  Stockholders' Equity Statements
              for the Three and Nine Months Ended March 31, 1999 and 2000..  4

          e)  Notes to Financial Statements................................  5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.......................... 10

Part II.  Other Information

     Item 1.  Legal Proceedings............................................ 14

     Item 6.  Exhibits and Reports on Form 8-K............................. 14

Signature.................................................................. 15

                        Part I.  Financial Information

Item 1.  Financial Statements

MICROSOFT CORPORATION

Income Statements
(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                                                Three Months Ended           Nine Months Ended
                                                                      Mar. 31                     Mar. 31
                                                               1999            2000          1999         2000
---------------------------------------------------------------------------------------------------------------
Revenue                                                      $4,595          $5,656        $13,983      $17,152
Operating expenses:
  Cost of revenue                                               708             752          2,145        2,220
  Research and development                                      664             990          2,030        2,735
  Sales and marketing                                           849           1,042          2,331        2,972
  General and administrative                                    144             176            392          825
  Other expenses (income)                                         1             (32)            60          (13)
---------------------------------------------------------------------------------------------------------------
    Total operating expenses                                  2,366           2,928          6,958        8,739
---------------------------------------------------------------------------------------------------------------
Operating income                                              2,229           2,728          7,025        8,413
Investment income                                               720             885          1,318        2,055
Gains on sales                                                    0               0            160          156
---------------------------------------------------------------------------------------------------------------
Income before income taxes                                    2,949           3,613          8,503       10,624
Provision for income taxes                                    1,032           1,228          2,920        3,612
---------------------------------------------------------------------------------------------------------------
Net income                                                   $1,917          $2,385        $ 5,583      $ 7,012
===============================================================================================================

Earnings per share:
  Basic                                                      $ 0.38          $ 0.46        $  1.11      $  1.35
===============================================================================================================
  Diluted                                                    $ 0.35          $ 0.43        $  1.02      $  1.27
===============================================================================================================

                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Balance Sheets
(In millions)
--------------------------------------------------------------------------------

                                                               June 30        Mar. 31
                                                                1999          2000 (1)
-------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and short-term investments                              $17,236        $21,205
  Accounts receivable                                            2,245          2,902
  Other                                                            752          1,110
-------------------------------------------------------------------------------------
    Total current assets                                        20,233         25,217
Property and equipment                                           1,611          1,835
Equity and other investments                                    14,372         21,322
Other assets                                                       940          2,521
-------------------------------------------------------------------------------------
      Total assets                                             $37,156        $50,895
=====================================================================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                             $   874        $ 1,073
  Accrued compensation                                             396            373
  Income taxes payable                                           1,607          1,931
  Unearned revenue                                               4,239          4,459
  Other                                                          1,602          3,267
-------------------------------------------------------------------------------------
    Total current liabilities                                    8,718         11,103
-------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
  Convertible preferred stock -
    shares authorized 100; outstanding 13 and 0                    980              0
  Common stock and paid-in capital -
    shares authorized 12,000; outstanding 5,109 and 5,242       13,844         20,975
  Retained earnings                                             13,614         18,817
-------------------------------------------------------------------------------------
    Total stockholders' equity                                  28,438         39,792
-------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity               $37,156        $50,895
=====================================================================================
(1)  Unaudited

                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Cash Flows Statements
(In millions)(Unaudited)
--------------------------------------------------------------------------------

                                                                     Nine Months Ended
                                                                     1999         2000
--------------------------------------------------------------------------------------
Operations
  Net income                                                      $ 5,583      $ 7,012
  Depreciation and amortization                                       514        1,040
  Gains on sales                                                     (160)        (156)
  Unearned revenue                                                  4,139        4,278
  Recognition of unearned revenue from prior periods               (2,832)      (4,058)
  Other current liabilities                                           471         (823)
  Accounts receivable                                                (192)        (558)
  Other current assets                                               (104)        (328)
--------------------------------------------------------------------------------------
    Net cash from operations                                        7,419        6,407
--------------------------------------------------------------------------------------
Financing
  Common stock issued                                               1,102        1,750
  Common stock repurchased                                         (1,527)      (4,872)
  Put warrant proceeds                                                757          472
  Preferred stock dividends                                           (21)         (13)
  Stock option income tax benefits                                  2,238        4,002
--------------------------------------------------------------------------------------
    Net cash from financing                                         2,549        1,339
--------------------------------------------------------------------------------------
Investing
  Additions to property and equipment                                (291)        (617)
  Cash proceeds from sale of Softimage, Inc.                           79            0
  Purchases of investments                                        (20,556)     (29,244)
  Maturities of investments                                         3,175        3,086
  Sales of investments                                              9,950       19,182
--------------------------------------------------------------------------------------
    Net cash used for investing                                    (7,643)      (7,593)
--------------------------------------------------------------------------------------
Net change in cash and equivalents                                  2,325          153
Effect of exchange rates on cash and equivalents                       39           64
Cash and equivalents, beginning of period                           3,839        4,975
--------------------------------------------------------------------------------------
Cash and equivalents, end of period                                 6,203        5,192
Short-term investments, end of period                              15,558       16,013
--------------------------------------------------------------------------------------
Cash and short-term investments, end of period                    $21,761      $21,205
======================================================================================

                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Stockholders' Equity Statements
(In millions)(Unaudited)
--------------------------------------------------------------------------------

                                                        Three Months Ended             Nine Months Ended
                                                             Mar. 31                        Mar. 31
                                                      1999            2000           1999            2000
---------------------------------------------------------------------------------------------------------
Convertible preferred stock
  Balance, beginning of period                     $   980         $     0        $   980         $   980
  Conversion of preferred to common stock                0               0              0            (980)
---------------------------------------------------------------------------------------------------------
    Balance, end of period                             980               0            980               0
---------------------------------------------------------------------------------------------------------

Common stock and paid-in capital
  Balance, beginning of period                      10,443          18,878          8,025          13,844
  Common stock issued                                  901             751          1,771           2,843
  Common stock repurchased                             (20)            (20)           (45)           (186)
  Structured repurchases price differential           (328)              0           (328)              0
  Proceeds from sale of put warrants                   402               0            757             472
  Stock option income tax benefits                   1,020           1,366          2,238           4,002
---------------------------------------------------------------------------------------------------------
    Balance, end of period                          12,418          20,975         12,418          20,975
---------------------------------------------------------------------------------------------------------
Retained earnings
  Balance, beginning of period                      11,155          15,711          7,622          13,614
---------------------------------------------------------------------------------------------------------
  Net income                                         1,917           2,385          5,583           7,012
  Net unrealized investments gains                      46             583            586           2,724
  Translation adjustments and other                    (52)            138             54             166
---------------------------------------------------------------------------------------------------------
    Comprehensive income                             1,911           3,106          6,223           9,902
  Preferred stock dividends                             (7)              0            (21)            (13)
  Common stock repurchased                            (735)              0         (1,500)         (4,686)
---------------------------------------------------------------------------------------------------------
    Balance, end of period                          12,324          18,817         12,324          18,817
---------------------------------------------------------------------------------------------------------
      Total stockholders' equity                   $25,722         $39,792        $25,722         $39,792
=========================================================================================================

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

The components of basic and diluted earnings per share were as follows:

Earnings Per Share

(In millions, except earnings per share)
--------------------------------------------------------------------------------

                                                          Three Months Ended              Nine Months Ended
                                                                Mar. 31                        Mar. 31
                                                         1999            2000           1999            2000
------------------------------------------------------------------------------------------------------------
Net income (A)                                         $1,917          $2,385         $5,583          $7,012
Preferred stock dividends                                  (7)              0            (21)            (13)
------------------------------------------------------------------------------------------------------------
Net income available for common shareholders (B)       $1,910          $2,385         $5,562          $6,999
============================================================================================================
Average outstanding shares of common stock (C)          5,055           5,209          5,004           5,167
Dilutive effect of:
  Common stock under structured repurchases                12               0             17               0
  Preferred stock                                          16               0             20               9
  Employee stock options                                  429             334            428             360
------------------------------------------------------------------------------------------------------------
Common stock and common stock equivalents (D)           5,512           5,543          5,469           5,536
============================================================================================================
Earnings per share:
  Basic (B/C)                                          $ 0.38          $ 0.46         $ 1.11          $ 1.35
============================================================================================================
  Diluted (A/D)                                        $ 0.35          $ 0.43         $ 1.02          $ 1.27
============================================================================================================


--------------------------------------------------------------------------------

Unearned Revenue

A portion of Microsoft's revenue is earned ratably over the product life cycle or, in the case of subscriptions, over the period of the license agreement.

End users receive certain elements of the Company's products over a period of time. These elements include browser technologies and technical support. Consequently, Microsoft's earned revenue reflects the recognition of the fair value of these elements over the product's life cycle. The percentage of revenue recognized ratably ranges from approximately 15% to 25% of Windows desktop operating systems and approximately 10% to 20% of desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three years for Windows operating systems and 18 months for desktop applications. The Company also sells subscriptions to certain products via maintenance and certain organization license agreements. At March 31, 2000, unearned revenue was $4.46 billion. Windows Platforms products unearned revenue was $2.49 billion and unearned revenue associated with Productivity Applications and Developer products totaled $1.78 billion. Unearned revenue for other miscellaneous programs totaled $191 million.

Stockholders' Equity

During the first three quarters of fiscal 2000, the Company repurchased 54.7 million shares of Microsoft common stock in the open market. In January 2000, the Company announced the termination of its stock buyback program.

To enhance its stock repurchase program, Microsoft sold put warrants to independent third parties. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On March 31, 2000, 163 million warrants were outstanding with strike prices ranging from $69 to $78 per share. The put warrants expire between June 2000 and December 2002. The outstanding put warrants permit a net-share settlement at the Company's option and do not result in a put warrant liability on the balance sheet.

During 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable principal-protected preferred stock. Net proceeds of $980 million were used to repurchase common shares. The Company's convertible preferred stock matured on December 15, 1999. Each preferred share was converted into 1.1273 common shares.

Operational Transactions

In January 2000, the Company merged with Visio Corporation in a transaction that was accounted for as a pooling of interests. Microsoft issued 14 million shares in exchange for the outstanding stock of Visio. Visio's assets and liabilities, which were nominal, are included with those of Microsoft as of March 31, 2000. Operating results for Visio from prior periods were not material to the combined results of the two companies. Accordingly, the financial statements for such periods have not been restated.

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

The parties have filed multiple summary judgment motions on the interpretation of the Agreement and on Sun's copyright and trademark infringement claims. On February 25, 2000, the court entered an order denying both parties' motions for summary judgment as to whether the Agreement authorizes Microsoft to distribute independently developed Java Technology. On April 5, 2000, the trial court entered an order denying Sun's motion for summary judgment regarding the interpretation of Section 2.7(a), which sets forth certain requirements that Sun must meet when they deliver Java Technology to Microsoft. On May 9, 2000, the court entered an order granting Microsoft's motion to dismiss Sun's copyright infringement claim.

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

On May 22, 1998, Judge Jackson consolidated the two actions. The judge granted Microsoft's motion for summary judgment as to the states' monopoly leverage claim and permitted the remaining claims to proceed to trial. Trial began on October 19, 1998 and ended with closing arguments on September 21, 1999. On November 5, 1999, Judge Jackson issued his Findings of Fact. On April 3, 2000 the Court entered its Conclusions of Law, determining that Microsoft "tied" Internet Explorer and Windows 95/98 in violation of Section 1 of the Sherman Act, that Microsoft violated Section 2 of the Sherman Act by taking actions to maintain its monopoly in the desktop-PC operating system market, and that Microsoft attempted to monopolize the Internet browser market in violation of
Section 2 of the

--------------------------------------------------------------------------------

Sherman Act. The Court also held that Microsoft did not violate Section 1 of the Sherman Act by entering into a number of contracts challenged by the government. The Court established a schedule for consideration of the remedy to be imposed in a final judgment. On April 28, 2000, the plaintiffs submitted a joint proposed remedy that included a proposed break-up of Microsoft into two companies, an operating systems company, and a company that would own all of Microsoft's other products and businesses. The plaintiffs' proposal also seeks imposition of extensive conduct remedies, applicable for three years after a break-up is completed, or for ten years if Microsoft is not broken up. Microsoft's initial response to this proposal, its proposed remedy, and its proposal for the process the court should adopt in the remedies phase was filed on May 10, 2000. Microsoft also filed a motion asking the court to summarily dismiss break-up as a remedy. Microsoft proposed several schedules for remedy proceedings, depending upon the scope of remedies the court was prepared to consider. The proposed schedules range from entering immediately Microsoft's proposed remedy (conduct restrictions addressing the conduct the court found to violate the law) to a hearing beginning in December, 2000 if the court is going to consider all the remedies sought by the plaintiffs. The plaintiffs will reply on May 17 and the Court will hold a hearing on May 24, 2000. Microsoft intends to appeal from the final judgment when entered. In other ongoing investigations, the DOJ and several state Attorneys General have requested information from Microsoft concerning various issues.

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

--------------------------------------------------------------------------------

Segment Information
(In millions)
--------------------------------------------------------------------------------

                                                   Productivity
                                     Windows       Applications      Consumer      Reconciling
Three Months Ended Mar. 31          Platforms     and Developer      and Other       Amounts      Consolidated
---------------------------------------------------------------------------------------------------------------
1999
Revenue                               $2,119            $2,330        $  421          $(275)         $ 4,595
Operating income (loss)                1,349             1,434          (363)          (191)           2,229
------------------------------------------------------------------------------------------------------------
2000
Revenue                               $2,327            $2,479        $  682          $ 168          $ 5,656
Operating income (loss)                1,430             1,127          (316)           487            2,728
------------------------------------------------------------------------------------------------------------
                                                   Productivity
                                     Windows       Applications      Consumer     Reconciling
Nine Months Ended Mar. 31           Platforms     and Developer     and Other       Amounts       Consolidated
------------------------------------------------------------------------------------------------------------
1999
Revenue                               $6,443            $6,416        $1,450          $(326)         $13,983
Operating income (loss)                4,275             3,921          (776)          (395)           7,025
------------------------------------------------------------------------------------------------------------
2000
Revenue                               $6,947            $7,532        $2,054          $ 619          $17,152
Operating income (loss)                4,475             3,909          (677)           706            8,413
------------------------------------------------------------------------------------------------------------

The Company's organizational structure and fundamental approach to business reflect the needs of its customers. As such, Microsoft has three major segments:
Windows Platforms; Productivity Applications and Developer; and Consumer and Other. Windows Platforms includes the Windows Division, which is primarily responsible for developing and marketing Windows NT, Windows 2000, Windows 98, and Windows 95. Productivity Applications and Developer includes the Business Productivity Division, which is responsible for developing and marketing desktop applications, server applications, and developer tools. Consumer and Other products and services include primarily learning, entertainment, and PC input device products; WebTV and PC online access; and portal and vertical properties. Assets of the segment groups are not relevant for management of the businesses nor for disclosure.

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

Revenue

Revenue of $5.66 billion in the March quarter of fiscal 2000 increased 23% over the third quarter of fiscal 1999. The revenue growth was driven by demand for Microsoft(R) Windows(R) 2000 Professional in the retail channel following worldwide availability during the quarter, and licensing of Microsoft Office 2000. Partially offsetting this was slower growth from Windows operating systems sold through the original equipment manufacturer (OEM) channel due to slow demand for business PCs. As described more fully below, reported revenue in the third quarter of fiscal 1999 included adjustments related to the Microsoft Office 2000 Technology Guarantee and the fulfillment of free upgrades to Microsoft SQL Server(TM) 7.0. On a year to date basis, revenue in the first nine months of fiscal 2000 totaled $17.15 billion, an increase of 23% over the first nine months of fiscal 1999.

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

Business Divisions

Microsoft has three major segments: Productivity Applications and Developer; Windows Platforms; and Consumer and Other.

Productivity Applications and Developer products include desktop applications such as Microsoft Office, server applications such as Microsoft Exchange Server and Microsoft SQL Server, and software developer tools. Reported revenue increased 32% to $2.59 billion in the March quarter. For the first three quarters of fiscal 2000, revenue of $7.83 billion grew 33% over the first three quarters of fiscal 1999. Revenue growth from Microsoft Office integrated suites, including the Premium, Professional, Small Business, and Standard Editions was healthy. Reported revenue from Microsoft Office integrated suites in the third quarter of fiscal 1999 excluded $400 million of revenue that was not earned related to the Microsoft Office 2000 Technology Guarantee, of which $64 million was recognized in the second quarter of fiscal 2000 and $150 million was recognized in the first quarter of fiscal 2000 due to fulfillment of the guarantee during the fourth quarter of fiscal 1999 and the first two quarters of fiscal 2000. Revenue from server applications remained solid during the third quarter of fiscal 2000, compared to the third quarter in the prior year, which included $45 million of earned revenue due to the fulfillment of free upgrades to SQL Server 7.0. Software developer tools revenue declined, due to a larger portion of licenses sold through a subscription-based model.

Windows Platforms products include primarily Windows 98, Windows 2000 Professional, Windows 2000 Server, Windows NT Workstation, and Windows NT Server. Revenue of $2.31 billion in the third quarter represented growth of 14% over the prior year. Windows-based desktop operating systems revenue grew moderately. Revenue growth from Windows-based units licensed through the PC original equipment manufacturer (OEM) channel reflected soft demand for business PCs and a decrease in average earned revenue per licensed operating system. Windows operating systems sold through retail channels reflected stronger than expected demand for the newest version of the desktop operating system, Windows 2000 Professional. Windows Platform Server revenue growth was strong. On a year to date basis, Windows Platforms revenue of $7.01 billion grew 12% over the prior year. Second quarter OEM revenue reflected slower growth of corporate PC purchases, moderate consumer PC purchases

--------------------------------------------------------------------------------
through traditional retail channels, and declining revenue from retail versions of Windows 98. Windows NT Workstation and Windows NT Server revenue growth in the second quarter slowed due to customer anticipation of the next version of the operating system, Windows 2000. First quarter OEM revenue of Windows was relatively strong, particularly for Windows NT Workstation. Revenue from retail packaged product versions of Windows 98 decreased in the first quarter, reflecting the strong comparable quarter of the prior year which included significant revenue from Windows 98 after its launch in June 1998. Windows NT Server revenue growth was robust during the first quarter.

Consumer and Other products include Internet access and online services; learning and entertainment software; PC input devices; consulting; and training and certification. Revenue in the March quarter was $756 million, up 26% from the comparable quarter of fiscal 1999. Online revenue growth was very healthy, but was offset somewhat by the company's lower net prices for Internet access subscriptions compared to the prior year. Hardware product revenue, reflecting strong sales of the Company's new keyboard and PC input device offerings, was robust. Learning and entertainment software revenue grew moderately in the third quarter of fiscal 2000. Consumer and Other revenue of $2.31 billion grew 26% over the first nine months of the prior year. Learning and entertainment software posted superb growth in the second quarter of fiscal 2000, reflecting strong consumer Holiday demand.

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

OEM third quarter revenue of $1.67 billion represented an increase of 5% over the comparable quarter of fiscal 1999. The relatively low growth rate was due to soft demand for business PCs. Average earned revenue per license also declined, due in part to a mix shift to the lower-priced Windows operating system reflecting the softness in demand for business PCs and lower prices of certain operating systems licensed through the OEM channel, compared to the third quarter of fiscal 1999. Revenue from Windows 2000 Professional in the OEM channel was modest due to mid-quarter availability of the new operating system, coupled with slow PC shipments to corporations, the primary end-users of Windows 2000. OEM revenue of $5.28 billion in the first three quarters of fiscal 2000 increased 11% over the first three quarters of fiscal 1999. OEM revenue in the second quarter of fiscal 2000 grew 4% over the comparable quarter of fiscal 1999, due to slow growth in business PCs, lower average revenue per license, and slower demand for Windows NT Workstation in anticipation of the launch of Windows 2000 Professional. The OEM revenue grew 27% in the first quarter of fiscal 2000, reflecting strong PC growth and increased penetration of higher-value NT Workstation.

South Pacific and Americas Region revenue in the March quarter increased 32% to $2.02 billion. Revenue for the first nine months of fiscal 2000 grew 25% over the first nine months of fiscal 1999 to $6.09 billion. Windows 2000 retail sales and Office integrated suites were the primary drivers of the revenue growth. Organizational licensing activity of server applications was moderate. Revenue growth was particularly strong in Latin America and Australia, moderate in the United States, and modest in Canada.

Europe, Middle East, and Africa Region third quarter revenue of $1.26 billion was up 28% compared to the third quarter of fiscal 1999. Retail sales of Windows 2000 operating systems and Office licensing produced strong growth in the region. Hardware devices and learning and productivity software exhibited strong results. Revenue growth, measured in constant dollars, was low in the United Kingdom and France, moderate in Germany, and strong in the Middle East. Weakening local currencies negatively impacted translated revenue compared to the prior year quarter. Revenue in the region would have grown 37% if foreign exchange rates were constant with those of the year ago quarter. For the first three quarters of fiscal 2000, revenue in the region totaled $3.87 billion, an increase of 24% over the prior year.

Asia Region revenue in the third quarter increased 44% to $709 million from the third quarter of the prior year, reflecting improved local economic conditions and strong revenue from localized versions of Windows 2000 and Office integrated suites, particularly in Japan. Revenue grew strongly in most countries in the Asia region. Strengthening local currencies positively impacted translated revenue compared to the prior year. Revenue in the region would have grown 32% if foreign exchange rates were constant with those of the year ago quarter. On a year to date basis, revenue in the Asia region was $1.91 billion, up 58% from the comparable period.

--------------------------------------------------------------------------------

Translated international revenue is affected by foreign exchange rates. The net impact of foreign exchange rates on revenue was negative in the March quarter compared to a year ago, due to weaker European currencies versus the U.S. dollar, offset partially by stronger Japanese yen versus the U.S. dollar. Had the rates from the prior year been in effect in the third quarter of fiscal 2000, translated international revenue billed in local currencies would have been $25 million higher. In the first half of fiscal 2000, the strong Japanese yen more than offset weak European currencies and added $64 million in the first quarter and $35 million in the second quarter to translated revenue. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses

Microsoft encourages broad-based employee ownership of Microsoft stock through an employee stock option (ESO) program in which most employees are eligible to participate. Microsoft follows Accounting Principals Board Opinion 25 (APB 25) to account for ESOs, which generally does not require income statement recognition of options granted at the market price on the date of issuance, and discloses the Black-Scholes value of option grants. Payroll taxes associated with stock option exercises are recorded as an expense. Other events can also trigger recording expense, such as using the lowest price in the 30 days following an employee's start date to establish the strike price, accelerating the vesting of options, and converting ESOs from one company to another, as occurred with the initial public offering of Expedia, a majority-owned subsidiary of Microsoft. These costs were reflected in each operating expense line item in the income statement in the March quarter of fiscal 2000 and totaled $90 million. These costs totaled $170 million in the second quarter and $100 million in the first quarter of fiscal 2000.

Cost of revenue as a percent of revenue was 13.3% in the third quarter, down from 15.4% in the third quarter of the prior year. The percentage decrease in the third quarter of fiscal 2000 was impacted by the unearned revenue related to the Office 2000 Technology Guarantee in the year ago quarter. For the first nine months of fiscal 2000, the percentage was 12.9%, down from 15.3% for the first nine months of fiscal 1999. The percentage decrease resulted primarily from the trend in mix shift to organizational licenses and lower costs associated with WebTV(R) Networks' operations.

Research and development expenses increased 49% from the third quarter of the prior year to $990 million. For the first three quarters of fiscal 2000, research and development expenses increased 35% to $2.74 billion from the first three quarters of fiscal 1999. These increases were driven primarily by higher development headcount-related costs, including various charges related to employee stock options, and investments in new product initiatives.

Sales and marketing expenses were $1.04 billion in the March quarter, or 18.4% of revenue, compared to 18.5% in the third quarter of the prior year. Sales and marketing expenses as a percent of revenue decreased slightly due to lower relative sales expenses, partially offset by higher relative marketing costs. On a year to date basis, sales and marketing expenses were $2.97 billion, up 27% over the comparable period of the prior year, due primarily to both higher relative marketing costs and certain employee stock option expenses.

General and administrative costs were $176 million in the third quarter compared to $144 million in the prior year. For the first three quarters of fiscal 2000, general and administrative costs were $825 million, compared to $392 million in the first three quarters of fiscal 1999. The second quarter of fiscal 2000 included a charge for the settlement of the lawsuit with Caldera, Inc. General and administrative costs also included increased legal fees and certain stock option-related charges.

Other expenses and income include miscellaneous items, including certain gains and the recognition of Microsoft's share of joint venture activities, including Transpoint, WebTV Networks K.K., and the MSNBC entities.

Investment Income, Gains on Sales, and Income Taxes

Third quarter investment income increased to $885 million from $720 million in the third quarter of the prior year. Year to date investment income totaled $2.06 billion in fiscal 2000, compared to $1.32 billion in fiscal 1999. The increase was due principally to realized gains of approximately $440 million in the third quarter, $400 million in the second quarter and $50 million in the first quarter. The larger investment portfolio generated by cash from operations also contributed to the increase in investment income. Realized gains in the third quarter of fiscal 1999 were approximately $350 million.

During the first quarter of fiscal 2000, Microsoft sold the entertainment city guide portion of MSN(TM) Sidewalk(R) to Ticketmaster Online-CitySearch, Inc.
(TMCS) for a combination of TMCS stock and warrants. Microsoft recognized a gain of $156 million.

--------------------------------------------------------------------------------

During the first quarter of fiscal 1999, Microsoft sold its Softimage, Inc. subsidiary to Avid Technology, Inc for a pretax gain of $160 million.

The effective tax rate for the first nine months of fiscal 2000 was 34%. Excluding the tax impact of the gain on the sale of Softimage, the effective tax rate for fiscal 1999 was 35%.

Financial Condition

The Company's cash and short-term investment portfolio totaled $21.21 billion at March 31, 2000. The portfolio is diversified among security types, industries, and individual issuers. Microsoft's investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in anticipation of continued international expansion. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment in the event of immediate cash needs.

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

Microsoft has no material long-term debt and has $163 million of standby multicurrency lines of credit to support foreign currency hedging and cash management. Stockholders' equity at March 31, 2000 was $39.79 billion.

Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology. Cash will also be used to fund ventures and strategic opportunities. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $377 million on March 31, 2000.

Since fiscal 1990, Microsoft repurchased 764 million common shares while 1.95 billion shares were issued under the Company's employee stock option and purchase plans. Microsoft enhanced its repurchase program by selling put warrants. In January 2000, the Company announced the termination of its stock buyback program. The market value of all outstanding stock options was $80 billion as of March 31, 2000. During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable preferred stock. Net proceeds of $980 million were used to repurchase common shares. The Company's convertible preferred stock matured on December 15, 1999. Each preferred share was converted into 1.1273 common shares.

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

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

     27.  Financial Data Schedule

(B)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2000.

Items 2, 3, 4, and 5 are not applicable and have been omitted.


--------------------------------------------------------------------------------

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                              Microsoft Corporation

     Date:  May 12, 2000      By:  /s/   John G. Connors
                                   ---------------------
                                   John G. Connors
                                   Senior Vice President, Finance and
                                   Administration;
                                   Chief Financial Officer

                                   (Principal Financial and Accounting Officer and Duly Authorized Officer)


--------------------------------------------------------------------------------
                                      15