Form 10-K
period 2000-06-30
MICROSOFT CORP
filed 2000-09-28
CIK 789019

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

                    For The Fiscal Year Ended June 30, 2000

          [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                For the Transition Period from        to
                                               ------    ------

                        Commission File Number 0-14278

                               ----------------

                             MICROSOFT CORPORATION

             Washington                                            91-1144442
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

                                 Common Stock

                               ----------------

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

  Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

  The aggregate market value of common stock held by non-affiliates of the registrant as of September 8, 2000 was $302,326,027,351.

  The number of shares outstanding of the registrant's common stock as of September 8, 2000 was 5,355,376,816.

                      DOCUMENTS INCORPORATED BY REFERENCE

  Portions of the 2000 Annual Report to Shareholders are incorporated by reference into Parts I, II, and IV. Portions of the definitive Proxy Statement dated September 8, 2000 to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 9, 2000 are incorporated by reference into Part III.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                             MICROSOFT CORPORATION

                                   FORM 10-K

                    For The Fiscal Year Ended June 30, 2000

                                     INDEX

                                     Part I

 Item 1.  Business.......................................................     1
 Item 2.  Properties.....................................................    13
 Item 3.  Legal Proceedings..............................................    14
 Item 4.  Submission of Matters to a Vote of Security Holders............    14
          Executive Officers of the Registrant...........................    14

                                    Part II

 Item 5.  Market for Registrant's Common Stock and Related Stockholder
           Matters.......................................................    18
 Item 6.  Selected Financial Data........................................    18
 Item 7.  Management's Discussion and Analysis of Results of Operations
           and Financial Condition.......................................    18
 Item 7a. Quantitative and Qualitative Disclosures about Market Risk.....    18
 Item 8.  Financial Statements and Supplementary Data....................    18
 Item 9.  Changes in and Disagreements with Accountants on Accounting and
           Financial Disclosures.........................................    18

                                    Part III

 Item 10. Directors of the Registrant....................................    19
 Item 11. Executive Compensation.........................................    19
 Item 12. Security Ownership of Certain Beneficial Owners and
           Management....................................................    19
 Item 13. Certain Relationships and Related Transactions.................    19

                                    Part IV

 Item 14. Exhibits, Financial Statement Schedules, and Reports on
           Form 8-K......................................................    20
          Signatures.....................................................    22

                                    PART I

Item 1. Business

General

  Microsoft Corporation (the "Company" or "Microsoft") was founded as a partnership in 1975 and incorporated in 1981. Microsoft develops, manufactures, licenses, and supports a wide range of software products for a multitude of computing devices. Microsoft software includes scalable operating systems for servers, personal computers (PCs), and intelligent devices; server applications for client/server environments; knowledge worker productivity applications; and software development tools. The Company's online efforts include the MSN(TM) network of Internet products and services and alliances with companies involved with broadband access and various forms of digital interactivity. Microsoft also licenses consumer software programs; sells hardware devices; provides consulting services; trains and certifies system integrators; and researches and develops advanced technologies for future software products.

  Microsoft's business strategy emphasizes the development of a broad line of software products for information technology (IT) professionals, knowledge workers, developers, and consumers, marketed through multiple channels of distribution. The Company is divided into three main areas: the Business Divisions, the Sales, Marketing, and Support Group, and the Operations Group.

  The Business Divisions work in close partnership in order to create powerful software services and solutions built around the Internet, Windows, and new devices. Each division is responsible for the product planning, development, strategy, and in some cases, marketing strategies for their respective customer segments. The product segments, based on these business divisions, are the Windows(R) Platforms segment, the Business Productivity Applications and Developer segment, and the Consumer and Other segment.

  The Windows Platforms segment contains the Windows Division and the Windows Digital Media Division. The Windows Division develops PC and server platforms required to run applications and services and to deliver the connectivity, management services and infrastructure for all types of users. The Windows Division builds platforms for enterprise, dotcoms, small businesses, and consumers. The Windows Digital Media Division develops digital media technology and services for Windows platforms available across all types of devices, networks, and services.

  The Productivity Applications and Developer segment has two primary divisions, the Business Productivity Group and the Developer Group. The Business Productivity Group creates desktop and server software applications and solutions for the knowledge workers and small businesses. The Developer Group builds architecture and development of our tools and related platform technologies for software developers.

  The Consumer and Other segment includes the Consumer Group. The Consumer Group provides Internet services and creates and markets productivity programs, learning and entertainment products, and hardware peripherals for consumers. For financial reporting, revenue from Microsoft Press, consulting, and certification of system integrators is included in this segment.

  See notes to financial statements for financial information regarding segment reporting.

  Microsoft has a research lab dedicated to creating new technology and converting problems into tangible solutions that Microsoft developers can incorporate into products to meet customers' needs.

  The Sales, Marketing, and Support Group is responsible for building long-term business relationships with original equipment manufacturers (OEMs), enterprises, small- and medium-sized businesses, application developers, educational institutions, and consumers. Enterprises are offered tailored license programs, enterprise-wide support, consulting services, and other specialized services. The group contains the Marketing Division, which is responsible for domestic execution of integrated marketing campaigns and similar worldwide initiatives;

and developing expertise in public relations, advertising, customer loyalty, research, and events. The group also manages the channels that serve customers by working with OEMs, distributors, and resellers. In addition to the OEM channel, Microsoft has three major geographic sales organizations: the South Pacific and Americas; Europe, Middle East, and Africa; and Asia. The Sales, Marketing, and Support group supports the Company's products with technical support for end users, developers, and IT departments in organizations.

  The Operations Group is responsible for managing business operations and overall business planning. This includes the process of manufacturing and delivering finished goods and licenses; corporate functions such as finance, administration, human resources, and legal.

Products

 Windows Platforms

  The Windows Platforms segment is responsible for the development of PC and server platforms, including the Microsoft Windows and Windows 2000 operating systems. The segment is also responsible for developing the Microsoft Internet Explorer browsing software and Microsoft Windows Media(TM) Technologies. PC operating systems perform a variety of functions, such as allocating computer memory, scheduling applications software execution, managing information and communication flow among the various PC components, and enabling end users to access files and information from a variety of sources. The Windows NT operating system for servers is an enterprise-wide platform for building and deploying distributed applications for networked PCs. The Windows Platforms segment also provides products for developing, running, and managing Internet and intranet applications and content.

  Windows Millennium Edition. The latest version of the Windows operating system, Windows Millennium Edition (Me) operating system is designed specifically for home users to manage digital photos and music, work with video, create a home network, and communicate with other consumers. Windows Me was released in September 2000.

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

  Windows 2000 Professional. The successor to Windows NT Workstation, Windows 2000 Professional operating system combined features to create a mainstream operating system for desktop and notebook computing in all organizations. Windows 2000 Professional contains the enhanced business features of Windows 98 such as Plug and Play, easy-to-use user interface, and power management and integrated the strengths of Windows NT Workstation including standards-based security, manageability, and reliability. Windows 2000 Professional was released in February 2000.

  Windows NT Workstation. A fully integrated, multitasking 32-bit PC operating system, Windows NT Workstation provides security, robustness, and portability. Windows NT Workstation is designed for mission-critical computing and provides the same features and applications programming interfaces (APIs) for Intel and Alpha AXP microprocessors. Microsoft Windows NT Workstation combines the Windows 98 operating system interface and usability features with the reliability and security of Windows NT for the business environment.

  Windows 2000 Server, Advanced Server, and Datacenter Server. Windows 2000 Server family builds on the Windows NT technology, integrating standards-based directory, Web, application, communications, file and print services with high reliability, efficient management, and support for networking hardware to provide the foundation for integrating with the Internet. Windows 2000 Server is a multipurpose network operating system for businesses of all sizes. Windows 2000 Advanced Server operating system is ideal for e-commerce and line-of-business applications and provides enhanced performance and scalability through SMP and extended memory support. Windows Datacenter Server operating system is built for large-scale line-of-business and enterprise dotcom backend usage and supports server consolidation and enhanced scalability. Windows 2000 Server and Advanced Server were released in February 2000 and Windows Datacenter Server was released in September 2000.

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

  Windows Media Technologies. Microsoft Windows Media Technologies provide the ability to create, deliver, and play streaming media files for applications ranging from news and entertainment to e-commerce and corporate training available across all types of devices, networks, and services. Windows Media Technologies components include the Windows Media Tools, Windows Media Services streaming server, and Windows Media Player.

 Productivity Applications and Developer

  The Productivity Applications and Developer segment develops desktop applications, server applications, developer tools, Web authoring tools, and solutions to businesses by providing software and services to conduct commerce on the Internet.

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

  Other Desktop Application Products. The Company also offers other stand-alone desktop application products. Microsoft Project is a critical path project scheduling and resource allocation program. Microsoft Visio(R) enables you to communicate effectively with easy-to-assemble drawings and diagrams; create organizational charts and flowcharts; draw technical schematics and annotate CAD drawings; build Web site maps; and manually or automatically work on network, software, and database design. Microsoft Publisher is an easy-to-use, entry-level desktop publishing program. Most of the applications included in the various productivity suites are also licensed separately.

  Server Applications. The Microsoft BackOffice(R) family of server applications is an integrated suite of software products based on Windows NT Server that includes file and print services, applications, database, messaging, groupware, desktop management, Internet access, transaction processing, and host connectivity. The BackOffice suite enables organizations to share information, collaborate, and manage and deploy business-critical applications and includes BackOffice Server, Exchange Server, Proxy Server, Site Server, SQL Server(TM) and others. Microsoft BackOffice Small Business Server is designed for smaller companies of 25 users or less as an integrated solution for sharing files, databases, printers, electronic mail, fax services, applications, and other resources. Microsoft Site Server allows a comprehensive management of sophisticated Web sites and their content. Microsoft Site Server Commerce helps businesses engage customers and partners with creating cost-effective commerce sites and applications, targeted online advertising and marketing, and personalized promotion.

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

  bCentral. Microsoft's small businesses portal, bCentral, allows companies to leverage the Internet to drive their business forward. Microsoft bCentral Site Manager is a web site management and hosting service which empowers small businesses to easily create and manage their own web sites, while allowing for higher-end editing in Microsoft FrontPage. Microsoft bCentral LinkExchange, which the Company acquired in November 1998, provides services to small businesses and Web site owners to increase their online traffic and sales with free advertising banner ads on their site in exchange for placing ads on other network sites.

 Developer

  The Developer Group provides software development tools and distributed application platforms to developers of Windows-based applications and Internet applications. These products and services empower independent software developers, corporate developers, solutions developers, and Webmasters to create a broad spectrum of applications. Microsoft Windows Distributed interNet Applications (DNA) Architecture is the application development model for the Windows platform. Windows DNA specifies how to develop robust, scalable, distributed applications using the Windows platform; extend existing data and external applications to support the Internet; and support a wide range of client devices. Windows DNA provides for the integration of Web and client/server application development models through the Component Object Model (COM). COM underlies a large majority of the code developed for Windows and Windows NT operating systems. COM+, an extension of COM, builds on COM's integrated services and features, making it easier for developers to create and use software components in any language, using any tool.

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

 Consumer

  The Consumer Group supplies services and content to consumers over the Internet including MSN Internet Access; WebTV(R) Internet Service; MSN Portal and vertical properties; and develops software and hardware products that are designed to meet the needs of consumers in the home environment. Most software and hardware products are licensed and sold to and through retail channels to consumers. Major product categories include learning, productivity, entertainment, and hardware peripherals.

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

  MSN Portal. The MSN Portal business provides services on the Internet, encompassing the home page as well as the vertical services. The vertical services provide an online decision support infrastructure for end users in many fields such as automobiles, travel, finance, and home purchasing. Microsoft CarPoint(TM) online automotive service provides objective information for new car purchases, including test-drive reviews, dealer invoices, surround videos, and interactive classified advertisements for used car purchasing. Microsoft HomeAdvisor(TM) online real estate service is a complete guide to the home-buying process and provides comprehensive tools for finding homes and loans on the Internet. Expedia, Inc., a majority owned subsidiary of Microsoft, is a provider of branded online travel services for leisure and small business travelers operating its own website with localized versions in the United Kingdom, Germany, and Canada and certain other websites in the United States and Europe. Expedia offers one-stop travel shopping and reservation services, providing reliable, real-time access to schedule, pricing and availability information. Expedia acquired Travelscape.com, Inc. and VacationSpot.com, Inc. in March 2000. MSN MoneyCentral(TM) personal finance online service is a free interactive personal finance resource to track securities by providing company and mutual fund research, an investment finder, daily editorial and market summaries, e-mail notifications and alerts, and access to online trading through leading financial services firms. MSNBC is an Internet news service that complements the MSNBC Cable Network, providing in-depth reporting and information on a wide range of news topics, from local to national to international news. Microsoft Passport is a platform technology that makes it safer and easier for consumers to access information and buy products and services online. Microsoft Passport allows consumers to create a single sign-in, registration, and electronic wallet that can be shared between all of the sites that support Microsoft Passport. TransPoint is an end-to-end system for Internet bill delivery and payment. TransPoint's service, using existing payment systems, allows consumers to access and pay their bills through the branded home banking services of participating financial institutions and other consumer service providers.

  Learning. Learning titles include Microsoft Encarta(R) multimedia encyclopedia and Microsoft Bookshelf CD-ROM reference library. The Encarta family of products includes a multimedia encyclopedia database with interactive information, an interactive world atlas with three-dimensional maps, a world English dictionary, and an online version with monthly updates. Microsoft Bookshelf is a multimedia reference library that integrates a dictionary, world atlas, world almanac, thesaurus, concise encyclopedia, and two books of quotations. Titles for children include My Personal Tutor, a comprehensive, grade-based learning suite with TutorAssist(TM) learning technology that identifies a child's specific learning needs and offers instruction, and a series of products based on the popular children's book and television series, Scholastic's The Magic School Bus(TM).

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

  Entertainment. The Company offers a line of entertainment products from classical software games to online games, simulations, sport products, and strategy games. Microsoft Flight Simulator is a popular aircraft flight simulation product. Other games include Combat Flight Simulator, Age of Empires(R), Monster Truck Madness(R) racing simulation, Microsoft Baseball, Microsoft Links, and other sports and action titles. The Microsoft Internet Gaming Zone is a gaming community on the Internet allowing multiplayer gaming competitions of Microsoft's popular CD-ROM games and classic card, board, and puzzle games.

  Hardware Peripherals. The Company develops and markets several PC input devices including the Microsoft Mouse, a hand-held pointing device that facilitates using the PC. The Microsoft IntelliMouse(R) pointing device with an electronic eye that tracks movements over surfaces, and works for left- and right-handed users. The Company also markets several types of keyboards including the Microsoft Natural(R) Keyboard, an ergonomically designed keyboard. Microsoft sells various Microsoft SideWinder(R) game controllers and force feedback joysticks with realistic performance technology to use with PC games.

  Joint Ventures. The Company has entered into joint venture arrangements to take advantage of creative talent and content from other organizations. Microsoft owns 50 percent of MSNBC Cable L.L.C., a 24-hour cable news and information channel; and 50 percent of MSNBC Interactive News L.L.C., an interactive online news service. National Broadcasting Company (NBC) owns the remaining 50 percent of these two joint ventures. Microsoft is an investor in Transpoint L.L.C., a joint venture between Microsoft, First Data Corporation, and Citibank. Microsoft owns a 49 percent of Avanade, a joint venture with Andersen Consulting which offers solutions and services based on Windows 2000.

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

Customer Groups

  The enterprise and partner sales group (EPG) has responsibility for providing strategic leadership and creating programs for enterprise customers and partners, assisting the field organization. The organization is responsible for coordinating the enterprise strategy by industry, market, partner and customer segment. EPG focuses on enterprise solutions including large and medium organizations enterprise strategy, industry solutions, integrated small organization strategy, anti-piracy, sales processes and readiness; sales and support systems; partner strategy and programs including global partner management; enterprise services; executive and technical sales including corporate account technical marketing, industry evangelism and executive sales events; and global account management. The group also creates an integrated end-to-end service continuum for enterprise customers.

  The industry solutions group includes full-service practices for financial services, telecommunications, federal and state and local government, and the educational market .

  The network solutions customer group is responsible for introducing the Company's products and technologies to public infrastructure owners and Internet Content Providers. The customer group also focuses on embedded and dedicated systems. Infrastructure owners include network operators (telephone companies, cable companies, Internet service providers, etc.) who build, own, and operate the public networks.

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

Product Development

  The software industry is characterized by extremely rapid technological change, which requires constant attention to computing technology trends, and shifting consumer demand, and rapid product innovation. The pace of change is accelerating, as the computing needs of our customers move beyond the PC toward intelligent devices and appliances.

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

  To best serve the needs of users around the world, Microsoft "localizes" many of its products to reflect local languages and conventions and to improve the quality and usability of the product in international markets. Localizing a product might require modifying the user interface, altering dialog boxes, and translating text. In Japanese versions, for example, all user messages and documentation are in Japanese with monetary references in the Japanese yen. Various Microsoft products have been localized into more than 30 languages.

  During fiscal years 1998, 1999, and 2000, the Company spent $2.60 billion, $2.97 billion, and $3.78 billion, respectively, on product research and development activities. Those amounts represented 17.0%, 15.0%, and 16.4%, respectively, of revenue in each of those years, excluding funding of joint venture activity. The Company is committed to continue high expenditures for research and product development.

  In fiscal 2000, Microsoft announced its most significant software research and development initiative, Microsoft .NET. The fundamental strategy behind Microsoft .NET is to focus on the shift from individual Web sites or devices connected to the Internet, to constellations of computers, devices, and services that work together to deliver broader, richer solutions. Microsoft's
 .NET strategy includes the delivery of software as a service, built on the XML standard; a new user experience that is accessible across and optimized for a wide range of devices; and the creation of new opportunities for developers to build Internet services and business more easily. Microsoft .NET builds on Microsoft's core businesses, including Windows desktop and server operating systems, enterprise server applications, Microsoft Office, and MSN. Microsoft will offer a range of .NET products and services including Windows.NET--the next generation Windows platform designed with customized applications and services to allow user to control their digital information; MSN.NET--an integrated consumer experience built on the .NET platform to deliver a more integrated and personalized experience; subscription services--a set of consumer-oriented services on the .NET platform that will build on existing Microsoft entertainment, gaming, education, and productivity products; Office.NET-- advanced communications and productivity tools; bCentral.NET-- subscription-based services and tools for small and growing businesses including hosted messaging, commerce services, and customer relationship management services; and Visual Studio.NET--XML-based programming model and tools, fully supported by MSDN and Windows DNA 2000 servers.

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

  Consulting Services. Microsoft Consulting Service assists customers in deploying and using the Company's computer operating systems, applications, and communications products. The group works with Solution Providers and helps create enterprise-wide computing solutions for large corporate accounts. Microsoft Consulting Services also works with technology solutions providers to enable them to offer a wide range of Microsoft product-related services backed by high levels of technical skill and knowledge.

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

 Product Support

  The Company provides product support coverage options aligned to the customer segments, partner segments, and communities. Coverage options range from standard no-charge toll telephone support to fee-based offerings providing unlimited 800 number telephone and electronic technical support for all Microsoft products 24 hours per day, 7 days per week. Support offerings include the Alliance program, tailored for large enterprises running mission-critical applications on Microsoft platforms; the Premier program for enterprises and technical account managers needing regular managed support; the Authorized Premier Support for all types of businesses who work jointly with Microsoft and Microsoft Certified Support Center (MCSC) providers; and the Professional program for small organizations, developers and OEMs. The Personal program for home users, which provides free online self-help resources and paid assisted phone support. Users have access to troubleshooting "wizards" and Microsoft's KnowledgeBase, an online library of thousands of technical articles that is updated regularly with useful information regarding Microsoft products. Additionally, several support offerings include Microsoft TechNet and Microsoft Developer Network information subscription services.

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

 OEM Channel

  Microsoft operating systems are licensed primarily to OEMs under agreements that grant the OEMs the right to distribute copies of the Company's products with their computing devices, principally PCs. The Company also markets and licenses certain server operating systems, desktop applications, hardware devices, and consumer software programs to OEMs under similar arrangements. In almost all cases, the products are distributed under Microsoft trademarks. The Company has OEM agreements covering one or more of its products with virtually all of the major PC OEMs, including, Acer, Actebis, Compaq, Dell, eMachines, Fujitsu, Fujitsu Siemens Computers, Gateway, Hewlett Packard, IBM, Micron, NEC, Samsung, Sony, and Toshiba. A substantial amount of OEM business is also conducted with system builders, which are low-volume customized PC vendors.

 Advertising

  The Company works closely with large advertising and direct marketing firms. Advertising, direct marketing, worldwide packaging, and marketing materials are targeted to various end-user segments. The Company uses broad consumer media (television, radio, the Internet, and business publications) and trade publications. Microsoft has programs under which qualifying resellers and OEMs are reimbursed for certain advertising expenditures. The company has also formed an alliance with Best Buy to provide for joint marketing in Best Buy's retail stores, online, and through other vehicles to demonstrate and sell MSN Internet access and connectivity solutions.

Customers

  The Company's customers include consumers, small and medium-sized organizations, enterprises, dotcoms, educational institutions, ISPs, application developers, and OEMs. Most consumers of Microsoft products are individuals in businesses, government agencies, educational institutions, and at home. The consumers and organizations obtain Microsoft products primarily through resellers and OEMs, which include certain Microsoft products with their computing hardware. Notes to Financial Statements (see Item 8) quantify customers that represent more than 10% of the Company's revenue. The Company's practice is to ship its products promptly upon receipt of purchase orders from its customers and, consequently, backlog is not significant.

Competition

  The software business is intensely competitive and subject to extremely rapid technological change. As the company pursues its largest strategic initiative, Microsoft .NET, the Company could experience more intense competition during the transition from the traditional core businesses to its new products based on the .NET platform. The Company continues to face movements from PC-based applications to server-based applications or Web-based application hosting services, from proprietary software to open source software, and from PCs to Internet-based devices. A number of Microsoft's most significant competitors, including IBM, Sun Microsystems, Oracle, and AOL, are collaborating with one another on various initiatives directed at competing with Microsoft. These initiatives relate in part to efforts to move software from individual PCs to centrally managed servers, which would present significant challenges to the Company's historical business model. Other competitive collaborative efforts also include the development of new platform technologies that are intended to replicate much of the value of Microsoft Windows operating systems. New computing form factors, including non-PC information devices, are gaining popularity and competing with PCs running Microsoft's software products.

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

  Operating Systems. Microsoft's operating system products face substantial competition from a wide variety of companies. Competitors such as IBM, Apple Computer, Sun Microsystems, and others are vertically integrated in both software development and hardware manufacturing and have developed operating systems that they preinstall on computers of their own manufacture. Many of these operating system software products are also licensed to third-party OEMs for preinstallation on their computers. Microsoft's operating system products compete with UNIX-based operating systems from a wide range of companies, including IBM, AT&T, Hewlett-Packard, Sun Microsystems, The Santa Cruz Operation, and others. Variants of UNIX run on a wide variety of computer platforms and have gained increasing acceptance as desktop operating systems. With an increased attention toward open-source software, the Linux operating system has gained increasing acceptance. Several computer manufacturers preinstall Linux on PC Servers and many leading software developers have written applications that run on Linux. Microsoft Windows operating systems are also threatened by alternative platforms such as those based on Internet browsing software and Java technology promoted by AOL and Sun Microsystems.

  Business Solutions. The Company competes in the business of providing enterprise-wide computing solutions with several competitors who enjoy a larger share of sales and larger installed bases. Many companies offer operating system software for mainframes and midrange computers, including IBM, Hewlett-Packard, and Sun Microsystems. Since legacy business systems are typically support-intensive, these competitors also offer substantial support services. Software developers that provide competing server applications for PC-based distributed client/server environments include Oracle, IBM, Computer Associates, Sybase, and Informix. There are also several software vendors who offer connectivity servers. As mentioned above, there are numerous companies and organizations that offer Internet and intranet server software, that compete against the Company's business systems. Additionally, IBM has a large installed base of Lotus Notes and cc:Mail, both of which compete with the Company's collaboration and e-mail products.

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

  Consumer Platforms. A wide variety of companies develop operating systems for information appliances, including Palm, Apple, Motorola, 3Com, Psion Software, Sun Microsystems, Microworkz, Be, Inc., WindRiver, Symbian and others. The Company's WebTV offerings and other multimedia consumer products face competitors such as AOL, Oracle, Liberate Technologies, NetChannel, and others. An enormous range of companies, including media conglomerates, telephone companies, cable companies, retailers, hardware manufacturers, and software developers, are competing to make interactive services widely available to the home.

  E-Commerce. Microsoft competes with many companies in the e-commerce business and its major components, including business-to-consumer, business-to-business, procurement, and supply chain integration. In the development and marketing of Internet and intranet solutions, major commerce software competitors provide many different ranges of products and solutions that compete with Microsoft, including IBM, Oracle, AOL, Sun Microsystems, Broadvision, and many others.

  Online Services. Microsoft's online services network, MSN, faces formidable competition from AOL (including its CompuServe unit), Yahoo, and a vast array of Web sites and portals that offer content of all types and e-mail, instant messaging, calendaring, chat, and search and shopping services, among other things. In addition, the ease of entry into Internet services has allowed numerous Web-based service companies to build significant businesses in areas such as e-mail, electronic commerce, Web search engines, directories, and information of numerous types. Competitors include AOL, Yahoo, Excite, Lycos, Infoseek, AltaVista, and many others. The Company's MSNBC joint ventures face formidable competition from other 24-hour cable and Internet news organizations such as CNN, CNN Headline News, and Fox News Network. MSNBC also competes with traditional news media such as newspapers, magazines and broadcast TV.

  Consumer Software and Hardware. The Company's Consumer Group faces smaller, but focused and branded competitors, particularly in the areas of hardware, learning, and entertainment. Consolidation in this area of software development has made certain competitors even stronger. Competitors include Intuit, Electronic Arts, Mattel (The Learning Company), Hasbro, Logitech, Voyager, Cendant, and Dorling Kindersley. Still other competitors own branded content, such as Disney and Lucas Arts.

  Additionally, PC-based games and the Company's future Xbox compete and will compete head-to-head against games created for proprietary systems such as Nintendo, Sony PlayStation, and Sega. Input devices face substantial competition from computer manufacturers, since computers are typically sold with a keyboard and mouse, and other manufacturers of these devices.

  The Company's competitive position may be adversely affected by one or more of these factors in the future, particularly in view of the fast pace of technological change in the computing industry.

Employees

  As of June 30, 2000, the Company employed approximately 39,100 people on a full-time basis, 27,000 in the United States and 12,100 internationally. Of the total, 16,000 were in product research and development, 18,200 in sales, marketing, and support, 1,500 in manufacturing and distribution, and 3,400 in finance and administration. Microsoft's success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company's employees is subject to collective bargaining agreements. The Company believes relations with its employees are excellent.

Item 2. Properties

  The Company's corporate offices consist of approximately 6.8 million square feet of office building space located in King County, Washington situated on two sites that total approximately 306 acres of land. The Company recently completed the construction of an office building comprising approximately 145,000 square feet of space and is constructing two buildings with approximately 495,000 square feet of space that will be occupied in the winter of 2002. The Company owns 4.8 million square feet of its corporate campus and leases many buildings in the Puget Sound Region. The Company has leased several buildings totaling approximately 710,000 square feet of space that will be occupied by the fall of 2000. To accommodate expansion needs the Company has an option to purchase 150 acres of land in Issaquah, Washington.

  The Company leases many sites domestically totaling approximately 2.4 million square feet of office building space. The construction of a 575,000 square foot campus in the San Francisco, California area was recently completed.

  The Company leases many sites internationally totaling approximately 3.7 million square feet. The Company's European operations center and localization division consist of a 345,000 square foot campus situated on 17 acres in Dublin, Ireland. The Ireland facilities are partially owned by the Company. The Company leases a 45,000 square-foot disk duplication facility in Humacao, Puerto Rico and leases a 36,000 square-foot facility in Singapore for its Asia Pacific operations center. The Company has large office building space leased in the following locations: Tokyo, Japan 343,000 square feet; Unterschleissheim, Germany 253,000 square feet; United Kingdom campus 242,000 square feet; Les Ulis, France 229,000 square feet; and Beijing, China 115,000 square feet.

  The Company's facilities are fully used for current operations of all segments and suitable additional space is available to accommodate expansion needs.

Item 3. Legal Proceedings

  The information set forth in Notes to Financial Statements--Contingencies on pages 39-41 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.4.

Item 4. Submission of Matters to a Vote of Security Holders

  No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2000.

Executive Officers of the Registrant

  The executive officers of Microsoft as of September 8, 2000 were as follows:

   Name                     Age Position with the Company
   ----                     --- -------------------------
   William H. Gates........  44 Chairman of the Board; Chief Software Architect
   Steven A. Ballmer.......  44 President; Chief Executive Officer
   Robert J. Herbold.......  58 Executive Vice President; Chief Operating
                                Officer
   William H. Neukom.......  58 Executive Vice President, Law and Corporate
                                Affairs; Secretary
   James E. Allchin........  48 Group Vice President, Platforms
   Orlando Ayala Lozano....  44 Group Vice President, Sales, Marketing and
                                Services
   Richard E. Belluzzo.....  46 Group Vice President, Personal Services and
                                Devices
   Paul A. Maritz..........  45 Group Vice President, Platforms Strategy and
                                Developer
   Robert L. Muglia........  40 Group Vice President, .NET Services
   Jeffrey S. Raikes.......  42 Group Vice President, Productivity and Business
                                Services
   Robert J. Bach..........  38 Senior Vice President, Home and Retail
   Brad Chase..............  40 Senior Vice President, MSN.com
   David Cole..............  38 Senior Vice President, Personal Services
                                Platform
   John G. Connors.........  41 Senior Vice President, Finance and
                                Administration; Chief Financial Officer
   Jean-Philippe Courtois..  40 Senior Vice President; President, Microsoft
                                Europe, Middle East, and Africa
   Jon DeVaan..............  39 Senior Vice President, TV Service and Platform
   Paul Flessner...........  41 Senior Vice President, .NET Enterprise Server
   Paul H. Gross...........  39 Senior Vice President, Collaboration and
                                Mobility
   Joachim Kempin..........  58 Senior Vice President, OEM
   Michel Lacombe..........  49 Senior Vice President; Chairman, Microsoft
                                Europe, Middle East, and Africa
   Brian MacDonald.........  38 Senior Vice President, Subscription Service
   Craig Mundie............  51 Senior Vice President, Consumer Strategy
   Richard F. Rashid.......  48 Senior Vice President, Research
   Steven J. Sinofsky......  35 Senior Vice President, Office
   Brian Valentine.........  40 Senior Vice President, Windows
   David Vaskevitch........  47 Senior Vice President, Business Applications
   Bernard P. Vergnes......  55 Senior Vice President; Chairman Emeritus,
                                Microsoft Europe, Middle East, and Africa

  Mr. Gates co-founded Microsoft in 1975 and served as its Chief Executive Officer from the time the original partnership was incorporated in 1981 until January 2000, when he resigned as Chief Executive Officer and took on the position of Chief Software Architect. Mr. Gates has served as Chairman of the Board since the Company's incorporation.

  Mr. Ballmer was named Chief Executive Officer and a director of the Company in January 2000. He has been President since July 1998, and prior to that, he had served as Executive Vice President, Sales and Support since February 1992. He was Senior Vice President, Systems Software from 1989 to 1992. From 1984 until 1989, Mr. Ballmer served as Vice President, Systems Software. He joined Microsoft in 1980.

  Mr. Herbold joined Microsoft as Executive Vice President and Chief Operating Officer in November 1994. Mr. Herbold had been with The Procter & Gamble Company since 1968, with experience in information services, advertising and market research. Most recently, he was P&G's Senior Vice President, Information Services and Advertising.

  Mr. Neukom was named Executive Vice President, Law and Corporate Affairs in October 1999. He had been Senior Vice President, Law and Corporate Affairs since February 1994. He joined Microsoft in 1985 as Vice President, Law and Corporate Affairs.

  Mr. Allchin was named Group Vice President, Platforms in December 1999. He had been Senior Vice President, Platforms since March 1999. He was previously Senior Vice President, Personal and Business Systems since February 1996, Senior Vice President, Business Systems Division since November 1994, and had been Vice President, Business Systems Division since July 1991. Mr. Allchin joined Microsoft in 1991.

  Mr. Ayala was named Group Vice President, Sales, Marketing and Services in August 2000. He had been Senior Vice President, South Pacific and Americas since February 1998 and before holding that position was Vice President of the developing markets of Africa, India, the Mediterranean and Middle East, Latin America, Southeast Asia and the South Pacific. He joined Microsoft in May 1991 as Senior Director of the Latin America Region.

  Mr. Belluzzo was named Group Vice President, Personal Services and Devices in August 2000. He joined Microsoft as Group Vice President, Consumer and Commence in September 1999. Mr. Belluzzo had been Chairman of the Board and Chief Executive Officer, Silicon Graphics, Inc. since January 1998. Prior to his employment at Silicon Graphics, Inc., Belluzzo was employed by the Hewlett-Packard Company for 22 years, serving since 1995 as Executive Vice President and General Manager of the computer organization.

  Mr. Maritz was named Group Vice President, Platforms Strategy and Developer in March 2000. He had been Group Vice President, Developer since March 1999. He was previously Group Vice President, Platforms and Applications since October 1996 and before holding that position was Group Vice President, Platforms since May 1995. Mr. Maritz had been Senior Vice President, Product and Technology Strategy since November 1994 and had been Senior Vice President, Systems Division since February 1992. He had been Vice President, Advanced Operating Systems since 1989. Mr. Maritz joined Microsoft in 1986. On September 13, 2000, Microsoft announced that Mr. Maritz is retiring from the Company, but will continue to serve as a consultant to Microsoft on strategic and business issues.

  Mr. Muglia was named Group Vice President, .NET Services in August 2000. He had been Group Vice President, Business Productivity since December 1999. He was named Senior Vice President, Business Productivity in March 1999 and was named Senior Vice President, Applications and Tools in February 1998. He had been Vice President, Server Applications since 1997 and was Vice President, Developer Tools since 1995. He joined Microsoft in January 1988.

  Mr. Raikes was named Group Vice President, Productivity and Business Services in August 2000. He had been Group Vice President, Sales and Support since July 1998. Before holding that position, he had been Group

Vice President, Sales and Marketing since July 1996. He was named Senior Vice President, Microsoft North America in January 1992 and had been Vice President, Office Systems since 1990. Mr. Raikes joined Microsoft in 1981.

  Mr. Bach was named Senior Vice President, Home and Retail in March 2000. He had been Vice President, Home and Retail since March 1999. Before holding that position, he had been Vice President, Learning, Entertainment and Productivity since 1996. Mr. Bach joined Microsoft in 1988.

  Mr. Chase was named Senior Vice President, MSN.com in December 1999. He had been Senior Vice President, Consumer and Commerce since September 1999. Mr. Chase had been Vice President, Consumer and Commerce since March 1999. He was Vice President, Developer Relations and Windows Marketing. Mr. Chase joined Microsoft in July 1987.

  Mr. Cole was named Senior Vice President, Personal Services Platform in August 2000. He had been Senior Vice President, Consumer Services since December 1999. Before holding that position, he had been Vice President, Consumer Windows since March 1999. He was Vice President, Web Client and Consumer Experience and Vice President, Internet Client and Collaboration. Mr. Cole joined Microsoft in 1986.

  Mr. Connors was named Senior Vice President, Finance and Administration, and Chief Financial Officer in December 1999. He had been Vice President, Enterprise since March 1999. Mr. Connors had been Vice President, Information Technology, and Chief Information Officer since July 1996. He joined Microsoft in January 1989.

  Mr. Courtois was named Senior Vice President and President, Microsoft Europe, Middle East, and Africa in July 2000. He had been Vice President, Customer Marketing since July 1998. Before holding that position, he had been Vice President of Microsoft Europe since 1997 and General Manager for Microsoft France since 1994. Mr. Courtois joined Microsoft in 1984.

  Mr. DeVaan was named Senior Vice President, TV Service and Platform in December 1999. He had been Senior Vice President, Consumer and Commerce since September 1999. Mr. DeVaan had been Vice President, Consumer and Commerce since March 1999. He had been Vice President, Desktop Applications since 1995. Mr. DeVaan joined Microsoft in 1985.

  Mr. Flessner was named Senior Vice President, .NET Enterprise Server in December 1999. He had been Vice President, Database and Data Access. Since joining the Company, Mr. Flessner's primary responsibilities have been the development of Microsoft's database business. He assumed responsibility for the engineering of Microsoft SQL Server in 1995. He joined Microsoft in 1994.

  Mr. Gross was named Senior Vice President, Collaboration and Mobility in March 2000. He had been Senior Vice President, Server Applications since December 1999 and Vice President, Server Applications since March 1999. Before holding that position, he had been Vice President, Developer Tools. Mr. Gross joined Microsoft in September 1996. Before joining Microsoft, he was Senior Vice President of Research and Development at Borland International Inc.

  Mr. Kempin was named Senior Vice President, OEM in August 1993. He had been Vice President, OEM Sales since 1987. Mr. Kempin joined Microsoft in 1983.

  Mr. Lacombe is Chairman, Microsoft Europe, Middle East, and Africa. He was named Senior Vice President, Europe, Middle East, and Africa in February 1998. He had been President, Microsoft Europe and Senior Vice President, Microsoft since July 1997. He had been Vice President, Europe since September 1995. Mr. Lacombe joined Microsoft in 1983.

  Mr. MacDonald was named Senior Vice President, Subscription Service in August 2000. He had been Vice President, New Application Technologies since December 1999. Before holding that position, he started and led the team that created the Microsoft Outlook messaging and collaboration client. He joined Microsoft in 1989.

  Mr. Mundie is Senior Vice President, Consumer Strategy. He was named Senior Vice President, Consumer Platforms in February 1996. He was named Senior Vice President, Consumer Systems in May 1995 and had been Vice President, Advanced Consumer Technology since July 1993. He joined Microsoft as General Manager, Advanced Consumer Technology in December 1992.

  Mr. Rashid was named Senior Vice President, Research in May 2000. He had been Vice President, Research since July 1994. He joined Microsoft in September 1991.

  Mr. Sinofsky was named Senior Vice President, Office in December 1999. He had been Vice President, Office since December 1998. Mr. Sinofsky joined the Office team in 1994, increasing his responsibility with each subsequent release of the desktop suite. He joined Microsoft in July 1989.

  Mr. Valentine was named Senior Vice President, Windows in December 1999. He had been Vice President, Business and Enterprise since March 1999. He had been Vice President, Windows since December 1998. Before managing the Windows group, Mr. Valentine managed the server applications division and had been responsible for the Exchange product unit. He joined Microsoft in 1987.

  Mr. Vaskevitch was named Senior Vice President, Business Applications in March 2000. He had been Senior Vice President, Developer since December 1999. Before holding that position, he had been Vice President, Distributed Applications Platform. He joined Microsoft in 1986.

  Mr. Vergnes is a Senior Vice President and Chairman Emeritus, Microsoft Europe, Middle East, and Africa. He was named President, Microsoft Europe in April 1992. He had been Vice President, Europe since 1989. Mr. Vergnes joined Microsoft in 1983.

                                    PART II

Item 5. Market for Registrant's Common Stock and Related Stockholder Matters

  The information set forth on page 43 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.1.

  Reference is also made to the information on put warrants described in the notes to financial statements incorporated herein by reference and filed herewith as Exhibit 13.4. All such transactions are exempt from registration under Section 4 (2) of the Securities Act of 1933. Each transaction was privately negotiated and each offeree and purchaser was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by the registrant in the placement of these securities.

  On June 2, 2000, the Company issued an aggregate of 37,530 of its common shares pursuant to the acquisition by the Company of substantially all of the assets of NetGames USA, Inc., a Kansas corporation ("NetGames") owned by eleven shareholders. All of the Company common shares issued in this transaction were issued in a non-public offering pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), under Section 4(2) of the 1933 Act. This sale was made without general solicitation or advertising. The Company has filed a Registration Statement on form S-3 covering the resale of such securities. All net proceeds from the sale of such securities will go to the selling shareholders who offer and sell their shares. The Company has not received and will not receive any proceeds from the sale of these common shares other than the assets and liabilities of NetGames.

Item 6. Selected Financial Data

  The information set forth on the inside front cover of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.2.

Item 7. Management's Discussion and Analysis of Results of Operations and Financial Condition

  The information set forth on pages 15-24 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

Item 7a. Quantitative and Qualitative Disclosures about Market Risk

  The information set forth on page 23 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.3.

Item 8. Financial Statements and Supplementary Data

  The following financial statements for the Company and independent auditors' report set forth on pages 14, 25-42, and 45 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as
Exhibit 13.4.

  .  Income Statements for the three years ended June 30, 2000

  .  Cash Flows Statements for the three years ended June 30, 2000

  .  Balance Sheets as of June 30, 1999 and 2000

  .  Stockholders' Equity Statements for the three years ended June 30, 2000

  .  Notes to Financial Statements

  .  Independent Auditors' Report

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

   None.

                                   PART III

Item 10. Directors of the Registrant

  Information with respect to Directors may be found under the caption "Election of Directors and Management Information" on pages 1 and 2 of the Company's Proxy Statement dated September 8, 2000, for the Annual Meeting of Shareholders to be held November 9, 2000 (the "Proxy Statement"). Such information is incorporated herein by reference.

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

Item 13. Certain Relationships and Related Transactions

  The information set forth under the caption "Certain Relationships and Related Transactions" on page 8 of the Proxy Statement is incorporated herein by reference. The information in Notes to Financial Statements--Operational Transactions on pages 38 through 39 of the 2000 Annual Report to Shareholders is incorporated herein by reference and is filed herewith as Exhibit 13.4.

                                    PART IV

Item 14. Exhibits, Financial Statement Schedules, and Reports on Form 8-K

  (a) Financial Statements and Schedules

    The financial statements as set forth under Item 8 of this report on Form 10-K are incorporated herein by reference.

    Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

  (b) Reports on Form 8-K

    The Company filed one report on Form 8-K during the quarter ended June 30, 2000. The Company disclosed that on June 7, 2000, the United States District Court for the District of Columbia entered a Final Judgment and Memorandum and Order in the case United States of America v. Microsoft Corporation. Also, the Company disclosed that on June 13, 2000, it filed a Notice of Appeal and Motion for a Stay of the Judgment Pending Appeal, appealing to the United States Court of Appeals for the District of Columbia Circuit the Final Judgment and the Findings of Fact and Conclusions of Law entered on April 3, 2000 finding that Microsoft violated the federal and state antitrust laws. In addition, the United States Court of Appeals for the District of Columbia Circuit entered an Order on June 13, 2000 agreeing to hear the appeal by the court sitting en banc.

  (c) Exhibit Listing

     Exhibit
     Number  Description
     ------- -----------
       3.1   Restated Articles of Incorporation of Microsoft Corporation (1)
       3.2   Bylaws of Microsoft Corporation (1)
      10.1   Microsoft Corporation 1991 Stock Option Plan (2)
      10.2   Microsoft Corporation 1981 Stock Option Plan (3)
      10.3   Microsoft Corporation 1999 Stock Option Plan for Non-Employee
             Directors (4)
      10.4   Microsoft Corporation Stock Option Plan for Consultants and
             Advisors (5)
      10.5   Microsoft Corporation 1997 Employee Stock Purchase Plan
      10.6   Microsoft Corporation Savings Plus Plan
      10.7   Trust Agreement dated June 1, 1993 between Microsoft Corporation and First Interstate Bank of Washington (6)
      10.8   Form of Indemnification Agreement (6)
      11.    Computation of Earnings Per Share (7)
      13.1   Quarterly and Market Information Incorporated by Reference to Page
             43 of 2000 Annual Report to Shareholders ("2000 Annual Report")
      13.2   Selected Financial Data Incorporated by Reference to the inside front cover of 2000 Annual Report
      13.3   Management's Discussion and Analysis of Results of Operations and
             Financial Condition Incorporated by Reference to Pages 15-24 of
             2000 Annual Report
      13.4   Financial Statements Incorporated by Reference to Pages 14, 25-42,
             and 45 of 2000 Annual Report
      21.    Subsidiaries of Registrant
      23.    Independent Auditors' Consent
      27.    Financial Data Schedule

--------
(1) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1999.
(2) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1997.

(3) Incorporated by reference to Registration Statement 33-37623 on Form S-8.
(4) Incorporated by reference to Registration Statement 333-91755 on Form S-8.
(5) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1994.
(6) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1993.
(7) Incorporated by reference to Exhibit 13.4 filed herein.

                                  SIGNATURES

  Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on September 28, 2000.

                                          MICROSOFT CORPORATION

                                                  /s/ John G. Connors
                                          By __________________________________
                                                      John G. Connors
                                               Senior Vice President, Finance
                                                            and
                                              Administration; Chief Financial
                                                          Officer

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 28, 2000.

              Signature                                 Title
              ---------                                 -----

                                       Chairman of the Board of Directors and
______________________________________  Chief Software Architect
           William H. Gates

      /s/ Steven A. Ballmer            President and Chief Executive Officer
______________________________________
          Steven A. Ballmer

        /s/ Paul G. Allen              Director
______________________________________
            Paul G. Allen

                                       Director
______________________________________
         Richard A. Hackborn

      /s/ David F. Marquardt           Director
______________________________________
          David F. Marquardt

        /s/ Ann McLaughlin             Director
______________________________________
            Ann McLaughlin

       /s/ Wm. G. Reed, Jr.            Director
______________________________________
           Wm. G. Reed, Jr.

        /s/ Jon A. Shirley             Director
______________________________________
            Jon A. Shirley

       /s/ John G. Connors             Senior Vice President, Finance and
______________________________________  Administration; Chief Financial Officer
           John G. Connors

                                 Exhibit Index

     Exhibit
     Number  Description
     ------- -----------
      3.1    Restated Articles of Incorporation of Microsoft Corporation (1)
      3.2    Bylaws of Microsoft Corporation (1)
     10.1    Microsoft Corporation 1991 Stock Option Plan (2)
     10.2    Microsoft Corporation 1981 Stock Option Plan (3)
     10.3    Microsoft Corporation 1999 Stock Option Plan for Non-Employee
             Directors (4)
     10.4    Microsoft Corporation Stock Option Plan for Consultants and
             Advisors (5)
     10.5    Microsoft Corporation 1997 Employee Stock Purchase Plan
     10.6    Microsoft Corporation Savings Plus Plan
     10.7    Trust Agreement dated June 1, 1993 between Microsoft Corporation and First Interstate Bank of Washington (6)
     10.8    Form of Indemnification Agreement (6)
     11.     Computation of Earnings Per Share (7)
     13.1    Quarterly and Market Information Incorporated by Reference to Page
             43 of 2000 Annual Report to Shareholders ("2000 Annual Report")
     13.2    Selected Financial Data Incorporated by Reference to the inside front cover of 2000 Annual Report
     13.3    Management's Discussion and Analysis of Results of Operations and
             Financial Condition Incorporated by Reference to Pages 15-24 of
             2000 Annual Report
     13.4    Financial Statements Incorporated by Reference to Pages 14, 25-42,
             and 45 of 2000 Annual Report
     21.     Subsidiaries of Registrant
     23.     Independent Auditors' Consent
     27.     Financial Data Schedule

--------
(1) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1999.
(2) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1997.
(3) Incorporated by reference to Registration Statement 33-37623 on Form S-8.
(4) Incorporated by reference to Registration Statement 333-91755 on Form S-8.
(5) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1994.
(6) Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1993.
(7) Incorporated by reference to Exhibit 13.4 filed herein.