Form 10-Q
period 2000-09-30
MICROSOFT CORP
filed 2000-11-14
CIK 789019

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

               For the Quarterly Period Ended September 30, 2000

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

The number of shares outstanding of the registrant's common stock as of October 31, 2000 was 5,332,337,924.

================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                   For the Quarter Ended September 30, 2000

                                     INDEX

Part I.   Financial Information

Item 1.   Financial Statements                                              Page
                                                                            ----
          a)   Income Statements
               for the Three Months Ended September 30, 1999 and 2000...      3

          b)   Balance Sheets
               as of June 30, 2000 and September 30, 2000...............      4

          c)   Cash Flows Statements
               for the Three Months Ended September 30, 1999 and 2000...      5

          d)   Stockholders' Equity Statements
               for the Three Months Ended September 30, 1999 and 2000...      6

          e)   Notes to Financial Statements............................      7

     Item 2.   Management's Discussion and Analysis of Financial
               Condition and Results of Operations......................     13

     Item 3.   Quantitative and Qualitative Disclosures About
               Market Risk..............................................     17

Part II.  Other Information

     Item 1.   Legal Proceedings........................................     18

     Item 2.   Changes in Securities and Use of Proceeds................     18

     Item 6.   Exhibits and Reports on Form 8-K.........................     18

Signature...............................................................     19


                        Part I.  Financial Information

Item 1.   Financial Statements

MICROSOFT CORPORATION

Income Statements
(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                                                  Three Months Ended
                                                                      Sept. 30
                                                               1999                 2000
----------------------------------------------------------------------------------------
Revenue                                                      $5,384               $5,800
Operating expenses:
  Cost of revenue                                               712                  859
  Research and development                                      813                  956
  Sales and marketing                                           922                1,038
  General and administrative                                    148                  170
----------------------------------------------------------------------------------------
    Total operating expenses                                  2,595                3,023
----------------------------------------------------------------------------------------
Operating income                                              2,789                2,777
Losses on equity investees and other                            (19)                 (52)
Investment income                                               550                1,127
----------------------------------------------------------------------------------------
Income before income taxes                                    3,320                3,852
Provision for income taxes                                    1,129                1,271
----------------------------------------------------------------------------------------
Income before accounting change                               2,191                2,581
Cumulative effect of accounting change (net of
  income taxes of $185)                                           -                 (375)
----------------------------------------------------------------------------------------
Net income                                                   $2,191               $2,206
========================================================================================

Basic earnings per share:
  Before accounting change                                   $ 0.43               $ 0.49
  Cumulative effect of accounting change                          -                (0.07)
----------------------------------------------------------------------------------------
                                                             $ 0.43               $ 0.42
========================================================================================

Diluted earnings per share:
  Before accounting change                                   $ 0.40               $ 0.46
  Cumulative effect of accounting change                          -                (0.06)
----------------------------------------------------------------------------------------
                                                             $ 0.40               $ 0.40
========================================================================================

Average shares outstanding:
  Basic                                                       5,129                5,299
----------------------------------------------------------------------------------------
  Diluted                                                     5,527                5,557
========================================================================================

                            See accompanying notes.

MICROSOFT CORPORATION

Balance Sheets
(In millions)
--------------------------------------------------------------------------------

                                                                                  June 30         Sept. 30
                                                                                    2000           2000 (1)
-----------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and equivalents                                                            $ 4,846           $ 2,641
  Short-term investments                                                           18,952            22,070
-----------------------------------------------------------------------------------------------------------
    Total cash and short-term investments                                          23,798            24,711
  Accounts receivable                                                               3,250             3,172
  Deferred income taxes                                                             1,708             1,734
  Other                                                                             1,552             1,776
-----------------------------------------------------------------------------------------------------------
    Total current assets                                                           30,308            31,393
Property and equipment, net                                                         1,903             1,973
Equity and other investments                                                       17,726            20,525
Other assets                                                                        2,213             2,198
-----------------------------------------------------------------------------------------------------------
      Total assets                                                                $52,150           $56,089
===========================================================================================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                $ 1,083           $ 1,101
  Accrued compensation                                                                557               420
  Income taxes                                                                        585               442
  Unearned revenue                                                                  4,816             4,766
  Other                                                                             2,714             2,577
-----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                       9,755             9,306
-----------------------------------------------------------------------------------------------------------
Deferred income taxes                                                               1,027             1,440
-----------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
  Common stock and paid-in capital -
    shares authorized 12,000; outstanding 5,283 and 5,316                          23,195            26,661
  Retained earnings, including accumulated other comprehensive
    income of $1,527 and $1,459                                                    18,173            18,682
-----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                     41,368            45,343
-----------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                  $52,150           $56,089
===========================================================================================================

(1)  Unaudited

                            See accompanying notes.

MICROSOFT CORPORATION

Cash Flows Statements
(In millions)(Unaudited)
--------------------------------------------------------------------------------

                                                                                   Three Months Ended
                                                                                        Sept. 30
                                                                               1999                 2000
----------------------------------------------------------------------------------------------------------
Operations
  Net income                                                                 $ 2,191               $ 2,206
  Cumulative effect of accounting change, net of tax                               -                   375
  Depreciation, amortization, and other noncash items                            345                   250
  Recognized net gains on investments                                           (200)                 (599)
  Stock option income tax benefits                                             1,215                   453
  Deferred income taxes                                                         (427)                  608
  Unearned revenue                                                             1,253                 1,457
  Recognition of unearned revenue from prior periods                          (1,363)               (1,507)
  Accounts receivable                                                             64                   116
  Other current assets                                                           (94)                 (211)
  Other long-term assets                                                        (209)                  (61)
  Other current liabilities                                                       82                  (127)
----------------------------------------------------------------------------------------------------------
    Net cash from operations                                                   2,857                 2,960
----------------------------------------------------------------------------------------------------------
Financing
  Common stock issued                                                            461                   375
  Common stock repurchased                                                    (1,034)               (1,752)
  Put warrant proceeds                                                           290                    81
  Preferred stock dividends                                                       (7)                    -
----------------------------------------------------------------------------------------------------------
    Net cash used for financing                                                 (290)               (1,296)
----------------------------------------------------------------------------------------------------------
Investing
  Additions to property and equipment                                           (139)                 (245)
  Purchases of investments                                                    (7,035)              (13,723)
  Maturities of investments                                                      786                 1,570
  Sales of investments                                                         3,616                 8,462
----------------------------------------------------------------------------------------------------------
    Net cash used for investing                                               (2,772)               (3,936)
----------------------------------------------------------------------------------------------------------
Net change in cash and equivalents                                              (205)               (2,272)
Effect of exchange rates on cash and equivalents                                  19                    67
Cash and equivalents, beginning of period                                      4,975                 4,846
----------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                          $ 4,789               $ 2,641
==========================================================================================================

                            See accompanying notes.

MICROSOFT CORPORATION

Stockholders' Equity Statements
(In millions)(Unaudited)
--------------------------------------------------------------------------------

                                                                          Sept. 30
                                                                  1999                2000
----------------------------------------------------------------------------------------------
Convertible preferred stock
  Balance                                                       $   980                $     -
----------------------------------------------------------------------------------------------
Common stock and paid-in capital
  Balance, beginning of period                                   13,844                 23,195
  Common stock issued                                               567                  3,055
  Common stock repurchased                                          (38)                  (123)
  Proceeds from sale of put warrants                                290                     81
  Stock option income tax benefits                                1,215                    453
----------------------------------------------------------------------------------------------
    Balance, end of period                                       15,878                 26,661
----------------------------------------------------------------------------------------------
Retained earnings
  Balance, beginning of period                                   13,614                 18,173
----------------------------------------------------------------------------------------------
  Net income                                                      2,191                  2,206
  Other comprehensive income:
    Cumulative effect of accounting change                            -                    (75)
    Net gain on derivative instruments                                -                    432
    Net unrealized investment losses                               (344)                  (484)
    Translation adjustments and other                                24                     59
----------------------------------------------------------------------------------------------
      Comprehensive income                                        1,871                  2,138
  Preferred stock dividends                                          (7)                     -
  Common stock repurchased                                         (996)                (1,629)
----------------------------------------------------------------------------------------------
    Balance, end of period                                       14,482                 18,682
----------------------------------------------------------------------------------------------
      Total stockholders' equity                                $31,340                $45,343
==============================================================================================


                            See accompanying notes.

MICROSOFT CORPORATION

Notes to Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, as well as the accounting change to adopt Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns, concessions and bad debts, and the length of product life cycles and buildings' lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 2000 Form 10-K. Certain reclassifications have been made for consistent presentation.

Accounting Change

Effective July 1, 2000, Microsoft adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and of the hedged item attributable to the hedged risk are recognized in earnings. If the derivative is designated as a cash flow hedge, the effective portions of changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings. Ineffective portions of changes in the fair value of cash flow hedges are recognized in earnings.

The adoption of SFAS 133 resulted in a pre-tax reduction to income of $560 million ($375 million after-tax) and a pre-tax reduction to OCI of $112 million ($75 million after-tax). The reduction to income is mostly attributable to a loss of approximately $300 million reclassified from OCI for the time value of options and a loss of approximately $250 million reclassified from OCI for derivatives not designated as hedging instruments. The reduction to OCI is mostly attributable to losses of approximately $670 million on cash flow hedges offset by reclassifications out of OCI of the approximately $300 million loss for the time value of options and the approximately $250 million loss for derivative instruments not designated as hedging instruments. The net derivative losses included in OCI as of July 1, 2000, will be reclassified into earnings during the twelve months ended June 30, 2001.

The Company uses derivative instruments to manage exposures to foreign currency, securities price, and interest rate risks. The Company's objectives for holding derivatives are to minimize the risks using the most effective methods to eliminate or reduce the impacts of these exposures.

Foreign Currency Risk

Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, Japanese yen, British pound, and Canadian dollar. Options used to hedge a portion of forecasted international revenue for up to two years in the future are designated as cash flow hedging instruments. Options and forwards not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies.

Securities Price Risk

Strategic equity investments are subject to market price risk. From time to time, the Company uses and designates options to hedge fair values and cash flows, respectively, on certain equity securities. The security, or forecasted sale thereof, selected for hedging is determined by market conditions, up-front costs, and other relevant factors. Once established, the hedges are not dynamically managed or traded, and are generally not removed until maturity.

Interest Rate Risk

Fixed-income securities are subject to interest rate risk. The fixed-income portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. The Company routinely uses options, not designated as hedging instruments, to hedge its exposure to interest rate risk in the event of a catastrophic increase in interest rates.

Other Derivatives

In addition, the Company may invest in warrants to purchase securities of other companies as a strategic investment. Warrants that can be net share settled are deemed derivative financial instruments and are not designated as hedging instruments.

For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three months ended September 30, 2000. No fair value hedges or cash flow hedges were derecognized or discontinued for the three months ended September 30, 2000.

For the three months ended September 30, 2000, investment income included a net gain of $20 million, comprised of a $207 million gain for changes in the time value of options for fair value hedges, $6 million loss for changes in the time value of options for cash flow hedges, and $181 million loss for changes in the fair value of derivative instruments not designated as hedging instruments.

Derivative gains and losses included in OCI are reclassified into earnings at the time forecasted revenue or the sale of an equity investment is recognized. During the three months ended September 30, 2000, $29 million of derivative gains were reclassified to revenue and $390 million of derivative losses were reclassified to investment income. The derivative losses reclassified to investment income were offset by gains on the item being hedged. The Company estimates that $25 million of net derivative losses included in other comprehensive income will be reclassified into earnings within the next twelve months.

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the "if-converted" method, outstanding put warrants using the "reverse treasury stock" method, and outstanding stock options using the "treasury stock" method.

The components of basic and diluted earnings per share were as follows:

Earnings Per Share
(In millions, except earnings per share)
--------------------------------------------------------------------------------

                                                                         Three Months Ended
                                                                              Sept. 30
                                                                      1999               2000
-----------------------------------------------------------------------------------------------
Income before accounting change (A)                                  $2,191              $2,581
Preferred stock dividends                                                (7)                  -
-----------------------------------------------------------------------------------------------
Income available for common shareholders (B)                          2,184               2,581
Cumulative effect of accounting change                                    -                (375)
-----------------------------------------------------------------------------------------------
Net income available for common shareholders                         $2,184              $2,206
===============================================================================================
Average outstanding shares of common stock (C)                        5,129               5,299
Dilutive effect of:
  Put warrants                                                            -                  10
  Preferred stock                                                        14                   -
  Employee stock options                                                384                 248
-----------------------------------------------------------------------------------------------
Common stock and common stock equivalents (D)                         5,527               5,557
===============================================================================================
Earnings per share before accounting change:
  Basic (B/C)                                                        $ 0.43              $ 0.49
===============================================================================================
  Diluted (A/D)                                                      $ 0.40              $ 0.46
===============================================================================================


Unearned Revenue

A portion of Microsoft's revenue is earned ratably over the product life cycle or, in the case of subscriptions, over the period of the license agreement.

End users receive certain elements of the Company's products over a period of time. These elements include browser technologies and technical support. Consequently, Microsoft's earned revenue reflects the recognition of the fair value of these elements over the product's life cycle. The percentage of revenue recognized ratably ranges from approximately 15% to 25% of Windows desktop operating systems and approximately 10% to 20% of desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three years for Windows operating systems and 18 months for desktop applications. The Company also sells subscriptions to certain products via maintenance and certain organization license agreements. At June 30, 2000 and September 30, 2000, Desktop Applications unearned revenue was $1.84 billion and $1.68 billion, unearned revenue associated with Desktop Platforms totaled $2.34 billion and $2.36 billion, and Enterprise Software and Services unearned revenue was $433 million and $400 million. Unearned revenue associated with Consumer Software, Services, and Devices and Other totaled $200 million and $328 million at June 30, 2000 and September 30, 2000.

Stockholders' Equity

In August 2000, the Company announced a share repurchase program that provides shares for issuance to employees under the Company's stock option and stock purchase programs. During the first quarter of fiscal 2000 and 2001, the Company repurchased 12.1 million and 25.5 million shares of Microsoft common stock.

To enhance its share repurchase program, Microsoft sells put warrants to independent third parties. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On September 30, 2000, warrants to put 157 million shares were outstanding with strike prices ranging from $70 to $78 per share. The put warrants expire between December 2000 and March 2003. The outstanding put warrants permit a net-share settlement at the Company's option and do not result in a put warrant liability on the balance sheet.

During 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable principal-protected preferred stock. The Company's convertible preferred stock matured on December 15, 1999. Each preferred share was converted into 1.1273 common shares.

Operational Transactions

In July 2000, the Company acquired a 22.98% shareholding in Telewest Communications plc for approximately $2.6 billion in stock. Telewest is a leading broadband cable communications operator in the United Kingdom. Microsoft's investment in Telewest has been recorded as a cost method investment as the contractual arrangements preclude Microsoft from exerting significant influence over Telewest.

Investment Income

The components of investment income are as follows:

                                               Three Months Ended
                                                    Sept. 30
(In millions)                                1999              2000
--------------------------------------------------------------------
Dividends                                    $ 85             $   97
Interest                                      265                431
Recognized net gains on investments           200                599
--------------------------------------------------------------------
  Investment income                          $550             $1,127
====================================================================

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

On August 23, 1999 the 9th Circuit Court of Appeals vacated the November 1998 preliminary injunction and remanded the case to the District Court for further proceedings. Sun immediately filed two motions to reinstate and expand the scope of the earlier injunction on the basis of copyright infringement and unfair competition. On January 25, 2000, the Court issued rulings on the two motions, denying Sun's motion to reinstate the preliminary injunction on the basis of copyright infringement and granting, in part, Sun's motion to reinstate the preliminary injunction based on unfair competition. Microsoft is in compliance with the terms of the partially reinstated preliminary injunction and will not need to undertake any further action to comply with the terms of the injunction. No trial date has been set.

The parties have filed multiple summary judgment motions on the interpretation of the Agreement and on Sun's copyright and trademark infringement claims. On February 25, 2000, the Court entered an order denying both parties' motions for summary judgment as to whether the Agreement authorizes Microsoft to distribute independently developed Java Technology. On April 5, 2000, the Trial Court entered an order denying Sun's motion for summary judgment regarding the interpretation of Section 2.7(a), which sets forth certain requirements that Sun must meet when they deliver Java Technology to Microsoft. On May 9, 2000, the Court entered an order granting Microsoft's motion to dismiss Sun's copyright infringement claim. On May 25, and October 12, 2000, the Court also issued tentative orders on many of the remaining summary judgment motions. These motions will be set for oral argument at a hearing in December, 2000.

On May 18, 1998, the Antitrust Division of the U.S. Department of Justice (DOJ) and a group of state Attorneys General filed two antitrust cases against Microsoft in the U.S. District Court for the District of Columbia. The DOJ complaint alleges violations of Sections 1 and 2 of the Sherman Act. The DOJ complaint seeks declaratory relief as to the violations it asserts and preliminary and permanent injunctive relief regarding: the inclusion of Internet browsing software (or other software products) as part of Windows; the terms of agreements regarding non-Microsoft Internet browsing software (or other software products); taking or threatening "action adverse" in consequence of a person's failure to license or distribute Microsoft Internet browsing software (or other software product) or distributing competing products or cooperating with the government; and restrictions on the screens, boot-up sequence, or functions of Microsoft's operating system products. The state Attorneys General allege largely the same claims and various pendent state claims. The states seek declaratory relief and preliminary and permanent injunctive relief similar to that sought by the DOJ, together with statutory penalties under the state law claims. The foregoing description is qualified in its entirety by reference to the full text of the complaints and other papers on file in those actions, case numbers 98-1232 and 98-1233.

On May 22, 1998, Judge Jackson consolidated the two actions. The judge granted Microsoft's motion for summary judgment as to the states' monopoly leverage claim and permitted the remaining claims to proceed to trial. Trial began on October 19, 1998 and ended with closing arguments on September 21, 1999. On November 5, 1999, Judge Jackson issued his Findings of Fact. On April 3, 2000 the Court entered its Conclusions of Law, determining that Microsoft "tied" Internet Explorer and Windows 95/98 in violation of Section 1 of the Sherman Act, that Microsoft violated Section 2 of the Sherman Act by taking actions to maintain its monopoly in the desktop-PC operating system market, and that Microsoft attempted to monopolize the Internet browser market in violation of
Section 2 of the Sherman Act. The Court also held that Microsoft did not violate
Section 1 of the Sherman Act by entering into a number of contracts challenged by the government. The Court established a schedule for consideration of the remedy to be imposed in a final judgment. On April 28, 2000, the plaintiffs submitted a joint proposed remedy that included a proposed break-up of Microsoft into two companies, an operating systems company, and a company that would own all of Microsoft's other products and businesses. Microsoft submitted its proposed remedy and its proposal for further remedy proceedings on May 10, 2000. On June 7, 2000, Judge Jackson entered the government's proposed order nearly verbatim as his final judgment in the case. That judgment orders a divestiture that will create two separate companies, an "Operating Systems Business" and an "Applications Business," to be implemented one year following a final decision on appeal. It also provides for a broad range of "conduct" remedies that would have gone into effect in 90 days, absent a stay. On June 13, 2000, Microsoft appealed to the United States Court of Appeals. The Court of Appeals immediately entered an order notifying the parties that the Court would hear all matters related to this appeal en banc. The government then asked Judge Jackson to enter an order certifying the case for direct appeal to the Supreme Court. On June 20, 2000, Judge Jackson certified the case for direct appeal to the Supreme Court and simultaneously granted Microsoft's request to stay the entire remedy pending final appeal. On September 26, 2000 the Supreme Court remanded Microsoft's appeal to the Court of Appeals. Microsoft's opening brief to the Court of Appeals is due on November 27, 2000. The government's brief is due on January 12, 2001, and Microsoft's reply is due on January 29, 2001. The Court has set oral arguments on the appeals for February 26 and 27, 2001.

In other ongoing investigations, the DOJ and several state Attorneys General have requested information from Microsoft concerning various issues. In addition, the European Commission has instituted proceedings in which it alleges that Microsoft has failed to disclose information that Sun claims it needs to interoperate fully with Windows 2000 clients and has engaged in discriminatory licensing of such technology. The remedies sought, though not fully defined, include mandatory disclosure of Microsoft intellectual property concerning Windows operating systems and imposition of fines. Microsoft denies the European Commission's allegations and intends to contest the proceedings vigorously.

A large number of antitrust class action lawsuits have been initiated against Microsoft. These cases allege that Microsoft has competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications and seek to recover alleged overcharges that the complaints contend Microsoft charged for these products. Microsoft believes the claims are without merit and is vigorously defending the cases.

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

Segment Information

(In millions)
--------------------------------------------------------------------------------

                           Desktop and       Consumer
                           Enterprise        Software,        Consumer
Three Months                Software         Services,        Commerce                             Reconciling
Ended Sept. 30            and Services      and Devices      Investments             Other           Amounts      Consolidated
-------------------------------------------------------------------------------------------------------------------------------
1999
Revenue                           $4,922           $ 332           $ 18               $154               $ (42)          $5,384
Operating income (loss)            3,477            (173)           (12)                 2                (505)           2,789
-------------------------------------------------------------------------------------------------------------------------------
2000
Revenue                           $5,119           $ 463           $ 97               $156               $ (35)          $5,800
Operating income (loss)            3,385            (261)           (39)                20                (328)           2,777
-------------------------------------------------------------------------------------------------------------------------------


Desktop and Enterprise Software and Services Revenue:

                                                      Three Months Ended
                                                           Sept. 30
(In millions)                                      1999               2000
-------------------------------------------------------------------------------
Desktop Applications                              $2,233             $2,075
Desktop Platforms                                  1,779              1,992
-------------------------------------------------------------------------------
  Desktop Software                                 4,012              4,067
  Enterprise Software and Services                   910              1,052
-------------------------------------------------------------------------------
    Total Desktop and Enterprise Software
      and Services                                $4,922             $5,119
===============================================================================


In September 2000, Microsoft disclosed new segments to reflect the re-organization around Microsoft .NET, the Company's vision for the next-generation of Internet-based products and services. Prior year disclosures have been restated for consistent presentation. Microsoft has four segments: Desktop and Enterprise Software and Services; Consumer Software, Services, and Devices; Consumer Commerce Investments; and Other. Desktop and Enterprise Software and Services operating segment includes Desktop Applications, Desktop Platforms, and Enterprise Software and Services. Desktop Applications include Microsoft Office, Project, Visio, and client access licenses for Windows NT Server/2000, Exchange, and BackOffice. Desktop Platforms include Windows 2000 Professional, Windows NT Workstation, Windows Millennium Edition (Windows Me), Windows 98, and other desktop operating systems. Enterprise Software and Services includes Windows NT Server and Windows 2000 Server operating systems, SQL Server and client access licenses, Exchange Server, developer tools, consulting services, product support services, and training and certification. Consumer Software, Services, and Devices operating segment includes MSN Internet access, MSN network services, WebTV Internet access and services, gaming, learning and productivity software, mobile and wireless devices, and embedded systems. Consumer Commerce Investments operating segment includes Expedia, Inc., the HomeAdvisor online real estate service, and the CarPoint online automotive service. Other primarily includes Hardware and Press. Assets of the segments are not relevant for management of the businesses nor for disclosure.

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including profit and loss statements (P&Ls) prepared on a basis not consistent with U.S. generally accepted accounting principles. Reconciling items for revenue include certain elements of unearned revenue and the treatment of certain channel inventory amounts and estimates. In addition to the reconciling items for revenue, reconciling items for operating income (loss) include general and administrative expenses ($148 million in 1999 and $170 million in 2000), employee stock option expense recognized in accordance with APB 25 ($69 million in 1999 and $90 million in 2000), certain research expenses ($36 million in 1999 and $39 million in 2000), and other corporate level adjustments. The internal P&Ls use accelerated methods of depreciation and amortization. Additionally, losses on equity investees are classified in operating income for internal reporting presentations.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Microsoft develops, manufactures, licenses, and supports a wide range of software products for a multitude of computing devices. Microsoft software includes scalable operating systems for servers, personal computers (PCs), and intelligent devices; server applications for client/server environments; knowledge worker productivity applications; and software development tools. The Company's online efforts include the MSN network of Internet products and services and alliances with companies involved with broadband access and various forms of digital interactivity. Microsoft also licenses consumer software programs; sells hardware devices; provides consulting services; trains and certifies system integrators and developers; and researches and develops advanced technologies for future software products.

Management's Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations that are subject to risks and uncertainties. Actual results will vary because of factors such as PC shipment growth; technological shifts; customer demand; competitive products and pricing; product mix; product ship schedules; life cycles; terms and conditions; litigation; and other issues discussed in the Company's 2000 Form 10-K.

Revenue

Revenue of $5.80 billion in the September quarter of fiscal 2001 increased 8% over the first quarter of fiscal 2000. The revenue growth was driven by licensing of Microsoft Windows NT Workstation, Windows 2000 Professional, Windows Me, and SQL Server. Revenue from Consumer Software, Services, and Devices also grew strongly. Reported revenue in the September quarter of fiscal 2000 was positively impacted by $150 million related to the fulfillment of the Microsoft Office 2000 Technology Guarantee.

Product Revenue

Microsoft has four segments: Desktop and Enterprise Software and Services; Consumer Software, Services, and Devices; Consumer Commerce Investments; and Other. The Management Discussion and Analysis presentation of revenue differs from that reported under the Company's Segment Information since reconciling amounts are allocated to the segments.

Desktop and Enterprise Software and Services includes Desktop Applications, Desktop Platforms, and Enterprise Software and Services. Desktop Applications includes revenue from Microsoft Office, Project, Visio, and client access licenses for Windows NT Server/2000, Exchange, and BackOffice. Revenue from Desktop Applications was $2.14 billion in the September quarter of fiscal 2001, compared to $2.21 billion in the prior year. Reported revenue from Microsoft Office integrated suites in the September quarter of fiscal 2000 included $150 million of revenue related to the fulfillment of the Microsoft Office 2000 Technology Guarantee. Client access license revenue declined from the first quarter of the prior year due to anticipation of the availability of new product versions.

Desktop Platforms includes revenue from Windows 2000 Professional, Windows NT Workstation, Windows Me, Windows 98, and other desktop operating systems. Desktop Platforms revenue was $1.88 billion in the first quarter of fiscal 2001, representing 13% growth from the first quarter of the prior year. Increased migration to Windows 2000 Professional and the availability of Windows Me drove revenue growth in Desktop Platforms. Although business PC shipments continue to improve, they remain relatively soft compared to growth rates in the prior year first quarter. In addition, Windows desktop operating systems average earned revenue per licensed operating system decreased compared to the first quarter of the prior fiscal year.

Enterprise Software and Services includes Windows NT Server and Windows 2000 Server operating systems, SQL Server and client access licenses, Exchange Server, developer tools, consulting services, product support services, and training and certification. Revenue in the September quarter increased 9% to $1.04 billion. The Windows NT Server and Windows 2000 Server family of products continues to make progress with new mission critical deployments. SQL Server revenue growth, aided by the availability of SQL Server 2000 in mid-quarter, was robust compared to the September quarter of fiscal 2000. Other server application products revenue experienced declining growth from prior year's first quarter due to unearned revenue associated with the Exchange 2000 Server Technology Guarantee, and in the face of a new product release. Revenue from consulting and product support services was strong.

Consumer Software, Services, and Devices includes MSN Internet access, MSN network services, WebTV Internet access and services, gaming, learning and productivity software, mobile and wireless devices, and embedded systems. Revenue reached $479 million in the first quarter of fiscal 2001, up 31% from the first quarter of the prior year. MSN access and advertising revenue was up over 50% on continued strong growth in both subscribers and web users. WebTV and gaming revenue grew strongly, while revenue from learning and productivity software was relatively flat. Revenue from mobile and wireless devices and embedded systems also grew strongly, but from a relatively small base.

Consumer Commerce Investments include Expedia, Inc., the HomeAdvisor online real estate service, and the CarPoint online automotive service. First quarter revenue totaled $97 million, compared to $18 million in the prior year's first quarter. Acquisitions of Travelscape.com and VacationSpot.com by Expedia, Inc. and increased overall reach of all properties led to the strong revenue growth compared to the prior year.

Other primarily includes Hardware and Press. Other revenue was $165 million in the September quarter of fiscal 2001, declining slightly from $171 million in the prior year's September quarter.

Distribution Channels

Microsoft distributes its products primarily through OEM licenses, organizational licenses, online services and products, and retail packaged products. OEM channel revenue represents license fees from original equipment manufacturers who pre-install Microsoft products, primarily on PCs. Microsoft has three major geographic sales and marketing organizations: the South Pacific and Americas Region; the Europe, Middle East, and Africa Region; and the Asia Region. Sales of organizational licenses and retail packaged products via these channels are primarily to and through distributors and resellers.

OEM first quarter revenue was $1.82 billion, compared to $1.74 billion in the comparable quarter of fiscal 2000. The relatively low growth in revenue was due to continued sluggishness in business PC shipments and lower average earned revenue per license due to increased sales to multinational customers. Migration to Windows NT Workstation and Windows 2000 Professional in the OEM channel continues to increase.

South Pacific and Americas Region revenue in the September quarter was $2.19 billion, up 17% compared to $1.87 billion in the prior year. Windows Me, Windows NT Workstation, Windows 2000 Professional, SQL Server, enterprise consulting and support services, and MSN online revenue were the primary drivers of the revenue growth. The revenue growth for the quarter resulted primarily from increased U.S. revenue.

Europe, Middle East, and Africa Region revenue was $1.09 billion, down 8% from revenue of $1.18 billion in the first quarter of the prior year. The declining growth was largely a result of weakening local currencies, which negatively impacted translated revenue compared to the prior year. Revenue in the region would have been flat compared to the first quarter of fiscal 2000 if foreign exchange rates were constant with those of the prior year. The recognition of revenue related to the fulfillment of the Microsoft Office 2000 Technology Guarantee in the first quarter of fiscal 2000 also negatively impacted revenue growth.

Asia Region revenue increased 19% to $708 million from the September quarter of the prior year. The region's growth rate reflected strong revenue from localized versions of Microsoft Office 2000, especially the Office Personal suite, Windows NT Workstation and Windows 2000 Professional operating systems, and SQL Server. Revenue grew strongly in nearly all countries in the Asia region. Strengthening local currencies positively impacted translated revenue compared to the prior year. First quarter 2001 revenue in the region would have grown 13% if foreign exchange rates were constant with those of the prior year.

Translated international revenue is affected by foreign exchange rates. The net impact of foreign exchange rates on revenue was negative in the September quarter compared to a year ago, due to weaker European currencies versus the U.S. dollar, offset partially by a stronger Japanese yen versus the U.S. dollar. Had the rates from the prior year comparable quarter been in effect in the first quarter of fiscal 2001, translated international revenue billed in local currencies would have been $60 million higher. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses

Cost of revenue as a percent of revenue was 14.8% in the first quarter, up from 13.2% in the first quarter of the prior year. Higher online costs, consulting and product support services costs, and additional retail packaged product costs associated with the launch of Windows Me drove the increase over the prior year's comparable quarter. Additionally, the September quarter of fiscal 2000 was positively impacted by the recognition of previously unearned revenue related to the Office 2000 Technology Guarantee.

Research and development expenses in the first quarter increased 18% from the first quarter of the prior year to $956 million. The growth was driven by higher headcount-related costs, investments in new product initiatives, and development costs for recently released products.

Sales and marketing expenses were $1.04 billion in the September quarter, or 17.9% of revenue, compared to $922 million in the first quarter of the prior year, or 17.1% of revenue. Sales and marketing expenses as a percent of revenue increased due to higher relative marketing costs associated with new product releases and online marketing.

General and administrative costs were $170 million in the first quarter compared to $148 million in the comparable quarter of the prior year. The increase primarily reflects higher legal fees.

Nonoperating Items, Investment Income, and Income Taxes

Losses on equity investees and other incorporates Microsoft's share of income or loss from the MSNBC entities, Avanade, Wireless Knowledge, and other investments accounted for using the equity method. Losses on equity investees and other increased to $52 million in the first quarter of fiscal year 2001 compared to $19 million in the comparable quarter of the prior year, reflecting, in part, the onset of costs associated with Avanade.

First quarter investment income increased to $1.13 billion from $550 million in the first quarter of the prior year. Net realized gains on investments increased $399 million reflecting a gain from Microsoft's investment in Titus Communications (which was merged with Jupiter Telecommunications) and the closing of the sale of Transpoint to CheckFree Holdings Corp. Net realized gains in the September quarter of fiscal 2000 included a gain related to the sale of Sidewalk. In addition, interest income increased $166 million due to the larger investment portfolio.

Effective July 1, 2000, Microsoft adopted SFAS 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income and are recognized in the income statement when the hedged item affects earnings.

The adoption of SFAS 133 resulted in a pre-tax reduction to income of $560 million ($375 million after-tax) and a pre-tax reduction to OCI of $112 million ($75 million after-tax). The reduction to income is mostly attributable to a loss of approximately $300 million reclassified from OCI for the time value of options and a loss of approximately $250 million reclassified from OCI for derivative instruments not designated as hedging instruments. The reduction to OCI is mostly attributable to losses of approximately $670 million on cash flow hedges offset by the reclassifications of out of OCI of the approximately $300 million loss for the time value of options and the approximately $250 million loss for derivative instruments not designated as hedging instruments.

The effective tax rate for fiscal 2001 is estimated to be 33%. The effective tax rate for fiscal 2000 was 34%.

Financial Condition

Cash and short-term investments totaled $24.71 billion as of September 30, 2000. Cash flow from operations was $2.96 billion in the September quarter of fiscal 2001, an increase of $103 million from the first quarter of the prior year. The stock option income tax benefit decrease of $762 million, reflecting decreased stock option exercises by employees given the decreased stock price, was more than offset by changes in deferred taxes. Cash used for financing was $1.30 billion in the September quarter of fiscal 2001, an increase of $1.01 billion from the first quarter of the prior year, which mostly reflected an increase in common stock repurchases in the September quarter of fiscal 2001. During the September quarter of fiscal 2001, the Company repurchased 25.5 million shares of common stock under its share repurchase program, compared to 12.1 million shares repurchased in the first quarter of the prior year. Cash used for investing was $3.94 billion in the September quarter of fiscal 2001, an increase of $1.16 billion from the first quarter of the prior year, reflecting a net increase in short-term investments of $1.06 billion in the first quarter of fiscal 2001 versus the prior year comparable quarter.

In July 2000, the Company acquired a 22.98% shareholding in Telewest Communications plc for approximately $2.6 billion in stock. Telewest is a leading broadband cable communications operator in the United Kingdom.

Microsoft has no material long-term debt and has $160 million of standby multicurrency lines of credit to support foreign currency hedging and cash management. Stockholders' equity at September 30, 2000 was $45.34 billion.

Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $290 million on September 30, 2000.

In August 2000, the Company announced a share repurchase program that provides shares for issuance to employees under the Company's stock option and stock purchase programs. Since fiscal 1990, Microsoft has repurchased 790 million common shares while 2.02 billion shares were issued under the Company's employee stock option and purchase plans. The market value of all outstanding stock options was $52 billion as of September 30, 2000. Microsoft enhances its repurchase program by selling put warrants. During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable preferred stock. The Company's convertible preferred stock matured on December 15, 1999. Each preferred share was converted into 1.1273 common shares.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements. The Company's cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale cash needs that may arise, and to fund an increased share repurchase program over historical levels to reduce the dilutive impact of the Company's employee stock option and purchase programs. Microsoft has not paid cash dividends on its common stock.

Recently Issued Accounting Standards

The Securities and Exchange Commission (SEC) issued Staff Accounting Bulletin
(SAB) 101, Revenue Recognition in Financial Statements, in December 1999. The SAB summarizes certain of the SEC staff's views in applying U.S. generally accepted accounting principles to revenue recognition in financial statements. In June 2000, the SEC issued SAB 101B, which delays the implementation date of SAB 101 until no later than the fourth fiscal quarter of fiscal years beginning after December 15, 1999. In October 2000, the SEC issued frequently asked questions and answers about how the guidance in accounting standards and SAB 101 would apply to particular transactions. The Company does not believe that adoption of this SAB will have a material impact on its financial statements.

Item 3.   Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to foreign currency, interest rate, and securities price risks. A portion of these risks is hedged, but fluctuations could impact the Company's results of operations and financial position. The Company hedges the exposure of accounts receivable and a portion of anticipated revenue to foreign currency fluctuations, primarily with option contracts. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, Japanese yen, British pound, and Canadian dollar. Fixed income securities are subject to interest rate risk. The portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. The Company routinely uses options to hedge its exposure to interest rate risk in the event of a catastrophic increase in interest rates. Many securities held in the Company's equity and other investments portfolio are subject to price risk. The Company uses options to hedge its price risk on certain highly volatile equity securities.

The Company uses a value-at-risk (VAR) model to estimate and quantify its market risks. The VAR model is not intended to represent actual losses in fair value, but is used as a risk estimation and management tool. Assumptions applied to the VAR model at June 30, 2000 and September 30, 2000 include the following: normal market conditions; Monte Carlo modeling with 10,000 simulated market price paths; a 97.5% confidence interval; and a 20-day estimated loss in fair value for each market risk category. Accordingly, 97.5% of the time the estimated 20-day loss in fair value would be nominal for foreign currency denominated investments and accounts receivable at June 30, 2000 and September 30, 2000, and would not exceed $211 million and $224 million at June 30, 2000 and September 30, 2000 for interest-sensitive investments or $1.02 billion or $928 million at June 30, 2000 and September 30, 2000 for equity securities.

                          Part II.  Other Information

Item 1.   Legal Proceedings

See notes to financial statements.

Item 2.   Changes in Securities and Use of Proceeds

On September 12, 2000, the Company issued an aggregate of 753,660 of its common shares pursuant to the acquisition by the Company of MongoMusic, Inc., a Delaware corporation ("MongoMusic"). All of the Company common shares issued in this transaction were issued in a non-public offering pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), under Section 4(2) of the 1933 Act. This sale was made without general solicitation or advertising. The Company has filed a Registration Statement on Form S-3 covering the resale of such securities. All net proceeds from the sale of such securities will go to the selling shareholders who offer and sell their shares. The Company has not received and will not receive any proceeds from the sale of these common shares other than the assets and liabilities of MongoMusic.

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

Item 6.   Exhibits and Reports on Form 8-K

(A)  Exhibits

     27.1  Financial Data Schedule for Three Months Ended September 30, 2000

     27.2  Restated Financial Data Schedule for Year Ended June 30, 2000*

     27.3  Restated Financial Data Schedule for Nine Months Ended March 31,
           2000*

     27.4  Restated Financial Data Schedule for Six Months Ended December 31,
           1999*

     27.5 Restated Financial Data Schedule for Three Months Ended September 30, 1999*

     27.6  Restated Financial Data Schedule for Year Ended June 30, 1999*

     27.7  Restated Financial Data Schedule for Nine Months Ended March 31,
           1999*

     27.8  Restated Financial Data Schedule for Six Months Ended December 31,
           1998*

     27.9 Restated Financial Data Schedule for Three Months Ended September 30, 1998*

     27.10 Restated Financial Data Schedule for Year Ended June 30, 1998*

     * Restated to reflect certain reclassifications that have been made for consistent presentation.

(B)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 2000.

Items 3, 4, and 5 are not applicable and have been omitted.

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Microsoft Corporation

Date: November 14, 2000                By: /s/ John G. Connors
                                           -------------------------------------
                                           John G. Connors
                                           Senior Vice President, Finance and
                                           Administration; Chief Financial
                                           Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)