Form 10-Q
period 2000-12-31
MICROSOFT CORP
filed 2001-02-14
CIK 789019

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

               For the Quarterly Period Ended December 31, 2000

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

Yes [X]    No [ ]

The number of shares outstanding of the registrant's common stock as of January 31, 2001 was 5,335,390,864.

================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                    For the Quarter Ended December 31, 2000

                                     INDEX

Part I.  Financial Information

     Item 1.  Financial Statements                                          Page

              a)  Income Statements
                  for the Three and Six Months Ended
                  December 31, 1999 and 2000..............................     1

              b)  Balance Sheets
                  as of June 30, 2000 and December 31, 2000...............     2

              c)  Cash Flows Statements
                  for the Six Months Ended December 31, 1999 and 2000.....     3

              d)  Stockholders' Equity Statements
                  for the Three and Six Months Ended December 31, 1999
                  and 2000................................................     4

              e)  Notes to Financial Statements...........................     5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations.........................    12

     Item 3.  Quantitative and Qualitative Disclosures About
              Market Risk.................................................    17


Part II.  Other Information

     Item 1.  Legal Proceedings...........................................    18

     Item 2.  Changes in Securities and Use of Proceeds...................    18

     Item 4.  Submission of Matters to a Vote of Security Holders.........    18

     Item 6.  Exhibits and Reports on Form 8-K............................    18


Signature.................................................................    19

                        Part I.  Financial Information

Item 1.  Financial Statements

MICROSOFT CORPORATION

Income Statements
(In millions, except earnings per share)(Unaudited)

--------------------------------------------------------------------------------------------------------------------
                                                                       Three Months Ended         Six Months Ended
                                                                             Dec. 31                   Dec. 31
                                                                        1999         2000         1999         2000
--------------------------------------------------------------------------------------------------------------------
Revenue                                                               $6,112       $6,585      $11,496      $12,385
Operating expenses:
  Cost of revenue                                                        756          899        1,468        1,758
  Research and development                                               898          990        1,711        1,946
  Sales and marketing                                                  1,013        1,290        1,935        2,328
  General and administrative                                             514          212          662          382
--------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                           3,181        3,391        5,776        6,414
--------------------------------------------------------------------------------------------------------------------
Operating income                                                       2,931        3,194        5,720        5,971
Losses on equity investees and other                                     (10)         (28)         (29)         (80)
Investment income                                                        770          751        1,320        1,878
--------------------------------------------------------------------------------------------------------------------
Income before income taxes                                             3,691        3,917        7,011        7,769
Provision for income taxes                                             1,255        1,293        2,384        2,564
--------------------------------------------------------------------------------------------------------------------
Income before accounting change                                        2,436        2,624        4,627        5,205
Cumulative effect of accounting change (net of
  income taxes of $185)                                                    -            -            -         (375)
--------------------------------------------------------------------------------------------------------------------
Net income                                                            $2,436       $2,624      $ 4,627      $ 4,830
====================================================================================================================

Basic earnings per share:
  Before accounting change                                            $ 0.47       $ 0.49      $  0.90      $  0.98
  Cumulative effect of accounting change                                   -            -            -        (0.07)
--------------------------------------------------------------------------------------------------------------------
                                                                      $ 0.47       $ 0.49      $  0.90      $  0.91
====================================================================================================================

Diluted earnings per share:
  Before accounting change                                            $ 0.44       $ 0.47      $  0.84      $  0.93
  Cumulative effect of accounting change                                   -            -            -        (0.06)
--------------------------------------------------------------------------------------------------------------------
                                                                      $ 0.44       $ 0.47      $  0.84      $  0.87
====================================================================================================================

Average shares outstanding:
  Basic                                                                5,163        5,330        5,146        5,325
====================================================================================================================
  Diluted                                                              5,538        5,570        5,533        5,572
====================================================================================================================

                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Balance Sheets
(In millions)

--------------------------------------------------------------------------------------------------
                                                                        June 30           Dec. 31
                                                                         2000             2000 (1)
--------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and equivalents                                                  $ 4,846           $ 3,531
  Short-term investments                                                 18,952            23,358
--------------------------------------------------------------------------------------------------
    Total cash and short-term investments                                23,798            26,889
  Accounts receivable                                                     3,250             4,143
  Deferred income taxes                                                   1,708             1,984
  Other                                                                   1,552             2,000
--------------------------------------------------------------------------------------------------
    Total current assets                                                 30,308            35,016
Property and equipment, net                                               1,903             2,098
Equity and other investments                                             17,726            18,281
Other assets                                                              2,213             2,296
--------------------------------------------------------------------------------------------------
      Total assets                                                      $52,150           $57,691
==================================================================================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                      $ 1,083           $ 1,262
  Accrued compensation                                                      557               564
  Income taxes                                                              585               656
  Unearned revenue                                                        4,816             5,124
  Other                                                                   2,714             2,019
--------------------------------------------------------------------------------------------------
    Total current liabilities                                             9,755             9,625
--------------------------------------------------------------------------------------------------
Deferred income taxes                                                     1,027             1,644
--------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
  Common stock and paid-in capital -
    shares authorized 12,000; outstanding 5,283 and 5,321                23,195            27,178
  Retained earnings, including accumulated other comprehensive
    income of $1,527 and $773                                            18,173            19,244
--------------------------------------------------------------------------------------------------
    Total stockholders' equity                                           41,368            46,422
--------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                        $52,150           $57,691
==================================================================================================

(1)  Unaudited

                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Cash Flows Statements
(In millions)(Unaudited)

-----------------------------------------------------------------------------------------
                                                                    Six Months Ended
                                                                         Dec. 31
                                                                  1999             2000
-----------------------------------------------------------------------------------------
Operations
  Net income                                                   $  4,627         $  4,830
  Cumulative effect of accounting change, net of tax                  -              375
  Depreciation, amortization, and other noncash items               670              489
  Net recognized gains on investments                              (591)            (843)
  Stock option income tax benefits                                2,636              897
  Deferred income taxes                                            (427)             996
  Unearned revenue                                                2,638            3,288
  Recognition of unearned revenue from prior periods             (2,618)          (2,980)
  Accounts receivable                                            (1,030)            (898)
  Other current assets                                             (149)            (448)
  Other long-term assets                                           (460)             (31)
  Other current liabilities                                         488              154
-----------------------------------------------------------------------------------------
    Net cash from operations                                      5,784            5,829
-----------------------------------------------------------------------------------------
Financing
  Common stock issued                                               913              698
  Common stock repurchased                                       (4,852)          (3,225)
  Sales/(repurchases) of put warrants                               472             (405)
  Preferred stock dividends                                         (13)               -
-----------------------------------------------------------------------------------------
    Net cash used for financing                                  (3,480)          (2,932)
-----------------------------------------------------------------------------------------
Investing
  Additions to property and equipment                              (371)            (517)
  Purchases of investments                                      (18,316)         (26,475)
  Maturities of investments                                         950            2,970
  Sales of investments                                           15,470           19,818
-----------------------------------------------------------------------------------------
    Net cash used for investing                                  (2,267)          (4,204)
-----------------------------------------------------------------------------------------
Net change in cash and equivalents                                   37           (1,307)
Effect of exchange rates on cash and equivalents                     20               (8)
Cash and equivalents, beginning of period                         4,975            4,846
-----------------------------------------------------------------------------------------
Cash and equivalents, end of period                            $  5,032         $  3,531
=========================================================================================

                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Stockholders' Equity Statements
(In millions)(Unaudited)

-----------------------------------------------------------------------------------------------------------------------------
                                                                             Three Months Ended            Six Months Ended
                                                                                   Dec. 31                      Dec. 31
                                                                             1999          2000           1999          2000
-----------------------------------------------------------------------------------------------------------------------------
Convertible preferred stock
  Balance, beginning of period                                            $   980       $     -        $   980       $     -
  Conversion of preferred to common stock                                    (980)            -           (980)            -
-----------------------------------------------------------------------------------------------------------------------------
    Balance, end of period                                                      -             -              -             -
-----------------------------------------------------------------------------------------------------------------------------

Common stock and paid-in capital
  Balance, beginning of period                                             15,878        26,661         13,844        23,195
  Common stock issued                                                       1,525           656          2,092         3,711
  Common stock repurchased                                                   (128)          (97)          (166)         (220)
  Sales/(repurchases) of put warrants                                         182          (486)           472          (405)
  Stock option income tax benefits                                          1,421           444          2,636           897
-----------------------------------------------------------------------------------------------------------------------------
    Balance, end of period                                                 18,878        27,178         18,878        27,178
-----------------------------------------------------------------------------------------------------------------------------
Retained earnings
  Balance, beginning of period                                             14,482        18,682         13,614        18,173
-----------------------------------------------------------------------------------------------------------------------------
  Net income                                                                2,436         2,624          4,627         4,830
  Other comprehensive income:
    Cumulative effect of accounting change                                      -             -              -           (75)
    Net gain on derivative instruments                                          -            67              -           499
    Net unrealized investments gains/(losses)                               2,485          (682)         2,141        (1,166)
    Translation adjustments and other                                           4           (71)            28           (12)
-----------------------------------------------------------------------------------------------------------------------------
      Comprehensive income                                                  4,925         1,938          6,796         4,076
  Preferred stock dividends                                                    (6)            -            (13)            -
  Common stock repurchased                                                 (3,690)       (1,376)        (4,686)       (3,005)
-----------------------------------------------------------------------------------------------------------------------------
    Balance, end of period                                                 15,711        19,244         15,711        19,244
-----------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                                          $34,589       $46,422        $34,589       $46,422
=============================================================================================================================

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

The adoption of SFAS 133 on July 1, 2000, resulted in a cumulative pre-tax reduction to income of $560 million ($375 million after-tax) and a cumulative pre-tax reduction to OCI of $112 million ($75 million after-tax). The reduction to income was mostly attributable to a loss of approximately $300 million reclassified from OCI for the time value of options and a loss of approximately $250 million reclassified from OCI for derivatives not designated as hedging instruments. The reduction to OCI was mostly attributable to losses of approximately $670 million on cash flow hedges offset by reclassifications out of OCI of the approximately $300 million loss for the time value of options and the approximately $250 million loss for derivative instruments not designated as hedging instruments. The net derivative losses included in OCI as of July 1, 2000, will be reclassified into earnings during the twelve months ended June 30, 2001.

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

--------------------------------------------------------------------------------

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

For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three or six months ended December 31, 2000. No fair value hedges or cash flow hedges were derecognized or discontinued for the three or six months ended December 31, 2000.

For the three months ended December 31, 2000, investment income included a net unrealized non-cash loss of $446 million, comprised of a $31 million loss for changes in the time value of options for fair value hedges, $73 million loss for changes in the time value of options for cash flow hedges, and $342 million loss for changes in the fair value of derivative instruments not designated as hedging instruments. For the six months ended December 31, 2000, investment income included a net unrealized non-cash loss of $426 million, comprised of a $176 million gain for changes in the time value of options for fair value hedges, $79 million loss for changes in the time value of options for cash flow hedges, and $523 million loss for changes in the fair value of derivative instruments not designated as hedging instruments.

Derivative gains and losses included in OCI are reclassified into earnings at the time forecasted revenue or the sale of an equity investment is recognized. During the three months ended December 31, 2000, $79 million of derivative gains were reclassified to revenue and $26 million of derivative losses were reclassified to investment income. During the six months ended December 31, 2000, $108 million of derivative gains were reclassified to revenue and $416 million of derivative losses were reclassified to investment income. The derivative losses reclassified to investment income were offset by gains on the item being hedged. The Company estimates that $78 million of net derivative gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

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

--------------------------------------------------------------------------------

The components of basic and diluted earnings per share were as follows:

Earnings Per Share
(In millions, except earnings per share)

---------------------------------------------------------------------------------------------------------------
                                                                Three Months Ended           Six Months Ended
                                                                      Dec. 31                     Dec. 31
                                                                 1999         2000           1999         2000
---------------------------------------------------------------------------------------------------------------
Income before accounting change (A)                            $2,436       $2,624         $4,627       $5,205
Preferred stock dividends                                          (6)           -            (13)           -
---------------------------------------------------------------------------------------------------------------
Net income available for common shareholders (B)               $2,430       $2,624         $4,614       $5,205
---------------------------------------------------------------------------------------------------------------
Average outstanding shares of common stock (C)                  5,163        5,330          5,146        5,325
Dilutive effect of:
  Put warrants                                                      -           31              -           20
  Preferred stock                                                  12            -             13            -
  Employee stock options                                          363          209            374          227
---------------------------------------------------------------------------------------------------------------
Common stock and common stock equivalents (D)                   5,538        5,570          5,533        5,572
===============================================================================================================
Earnings per share before accounting change:
  Basic (B/C)                                                  $ 0.47       $ 0.49         $ 0.90       $ 0.98
===============================================================================================================
  Diluted (A/D)                                                $ 0.44       $ 0.47         $ 0.84       $ 0.93
===============================================================================================================

Unearned Revenue

A portion of Microsoft's revenue is earned ratably over the product life cycle or, in the case of subscriptions, over the period of the license agreement.

End users receive certain elements of the Company's products over a period of time. These elements include browser technologies and technical support. Consequently, Microsoft's earned revenue reflects the recognition of the fair value of these elements over the product's life cycle. The percentage of revenue recognized ratably ranges from approximately 15% to 25% of Windows desktop operating systems and approximately 10% to 20% of desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three years for Windows operating systems and 18 months for desktop applications. The Company also sells subscriptions to certain products via maintenance and certain organization license agreements. At December 31, 2000, unearned revenue was $5.12 billion, compared to $4.26 billion at December 31, 1999. Desktop Applications unearned revenue was $1.94 billion, compared to $1.63 billion at December 31, 1999. Desktop Platforms unearned revenue was $2.49 billion, compared to $2.08 billion at December 31, 1999. Enterprise Software and Services unearned revenue was $393 million, compared to $419 million at December 31, 1999. Unearned revenue associated with Consumer Software, Services, and Devices and Other was $304 million, compared to $136 million a year ago.

Stockholders' Equity

During the December quarter, the Company repurchased 22.8 million shares of common stock for $1.5 billion, compared to 42.6 million shares for $3.8 billion in the comparable quarter of the prior year. For the first six months of fiscal 2001, the Company repurchased 48.2 million shares of common stock for $3.2 billion, compared to 54.7 million shares of common stock for $4.9 billion.

To enhance its stock repurchase program, Microsoft sells put warrants to independent third parties. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices. On December 31, 2000, warrants to put 113 million shares were outstanding with strike prices ranging from $70 to $78 per share. The put warrants expire between March 2001 and March 2003. The outstanding put warrants permit a net-share settlement at the Company's option and do not result in a put warrant liability on the balance sheet.

--------------------------------------------------------------------------------

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

On December 21, 2000, the Company announced an agreement to acquire Great Plains Software, Inc., a leading supplier of mid-market business applications. The acquisition is structured as a stock purchase and is valued at approximately $1.1 billion. Each share of Great Plains common stock will be exchanged for 1.1 shares of Microsoft common stock. The acquisition is expected to close before the end of fiscal year 2001.

Investment Income

The components of investment income are as follows:

                                                Three Months Ended               Six Months Ended
                                                     Dec. 31                          Dec. 31
(In millions)                                   1999         2000              1999            2000
----------------------------------------------------------------------------------------------------
Dividends                                       $ 90         $ 88            $  175          $  185
Interest                                         281          430               546             861
Net recognized gains on investments              399          233               599             832
----------------------------------------------------------------------------------------------------
  Investment income                             $770         $751            $1,320          $1,878
====================================================================================================

Contingencies

On January 23, 2001, Microsoft and Sun Microsystems, Inc. ("Sun") entered into a Settlement Agreement. Under the terms of the public agreement, the parties agreed to a dismissal with prejudice of all pending claims in the suit brought by Sun against Microsoft on October 7, 1997 in the U.S. District Court for the Northern District of California. Sun also granted to Microsoft a non-exclusive license to continue distribution of certain Sun technology for a seven year period. Microsoft further agreed to pay Sun $20 million.

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

On May 22, 1998, Judge Jackson consolidated the two actions. The judge granted Microsoft's motion for summary judgment as to the states' monopoly leverage claim and permitted the remaining claims to proceed to trial. Trial began on October 19, 1998 and ended with closing arguments on September 21, 1999. On November 5, 1999, Judge Jackson issued his Findings of Fact. On April 3, 2000 the Court entered its Conclusions of Law, determining that Microsoft "tied" Internet Explorer and Windows 95/98 in violation of Section 1 of the Sherman Act, that Microsoft violated Section 2 of the Sherman Act by taking actions to maintain its monopoly in the desktop-PC operating system market, and that Microsoft attempted to monopolize the Internet browser market in violation of
Section 2 of the Sherman Act. The Court also held that Microsoft did not violate
Section 1 of the Sherman Act by entering into a number of contracts challenged by the government. The Court established a schedule for consideration of the remedy to be imposed in a final judgment. On April 28, 2000, the plaintiffs submitted a joint proposed remedy that

--------------------------------------------------------------------------------
included a proposed break-up of Microsoft into two companies, an operating systems company, and a company that would own all of Microsoft's other products and businesses. Microsoft submitted its proposed remedy and its proposal for further remedy proceedings on May 10, 2000. On June 7, 2000, Judge Jackson entered the government's proposed order nearly verbatim as his final judgment in the case. That judgment orders a divestiture that will create two separate companies, an "Operating Systems Business" and an "Applications Business," to be implemented one year following a final decision on appeal. It also provides for a broad range of "conduct" remedies that would have gone into effect in 90 days, absent a stay. On June 13, 2000, Microsoft appealed to the United States Court of Appeals. The Court of Appeals immediately entered an order notifying the parties that the Court would hear all matters related to this appeal en banc. The government then asked Judge Jackson to enter an order certifying the case for direct appeal to the Supreme Court. On June 20, 2000, Judge Jackson certified the case for direct appeal to the Supreme Court and simultaneously granted Microsoft's request to stay the entire remedy pending final appeal. On September 26, 2000 the Supreme Court remanded Microsoft's appeal to the Court of Appeals. Microsoft's opening brief to the Court of Appeals was filed on November 27, 2000. The government's brief was filed on January 12, 2001, and Microsoft's reply was filed on January 29, 2001. The Court has set oral arguments on the appeals for February 26 and 27, 2001.

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

A large number of antitrust class action lawsuits have been initiated against Microsoft. These cases allege that Microsoft has competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications and seek to recover alleged overcharges that the complaints contend Microsoft charged for these products. Microsoft believes the claims are without merit and is vigorously defending the cases. To date, Microsoft has won dismissals of all claims for damages filed in federal court and in 10 separate state court proceedings. Claims on behalf of foreign purchasers have also been dismissed. Plaintiffs have appealed most of these rulings.

Two purported class action employment discrimination cases have recently been filed against Microsoft, Donaldson v. Microsoft, filed on October 4, 2000 in Federal court in Seattle, Washington, and Jackson v. Microsoft, an amendment to an existing case alleging class claims filed on January 3, 2001 in Federal court in Washington, D.C. The Donaldson plaintiff purports to represent a nationwide class of current and former African American and female salaried Microsoft employees and seeks injunctive relief, an unspecified amount of compensatory and punitive damages, and attorneys' fees. The Jackson plaintiffs purport to represent a nationwide class of current and former African American Microsoft employees and seeks injunctive relief, $5 billion in compensatory and punitive damages, and attorneys' fees. Both cases allege that Microsoft's compensation, evaluation and promotion policies are discriminatory with respect to the plaintiffs in violation of Title VII of the 1964 Civil Rights Act and 42 U.S.C.
(S) 1981. Microsoft denies the allegations and is vigorously defending both cases.

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

--------------------------------------------------------------------------------

Segment Information

(In millions)

------------------------------------------------------------------------------------------------------------------------------
                                     Desktop and        Consumer
                                     Enterprise         Software,        Consumer
Three Months                          Software          Services,        Commerce                   Reconciling
Ended Dec. 31                       and Services       and Devices      Investments     Other         Amounts     Consolidated
------------------------------------------------------------------------------------------------------------------------------
1999
Revenue                                 $5,234            $ 455            $ 30          $178          $ 215           $6,112
Operating income (loss)                  3,359             (268)             (6)           29           (183)           2,931
------------------------------------------------------------------------------------------------------------------------------
2000
Revenue                                 $5,967            $ 479            $ 99          $188          $(148)          $6,585
Operating income (loss)                  3,982             (436)            (25)           31           (358)           3,194
------------------------------------------------------------------------------------------------------------------------------

------------------------------------------------------------------------------------------------------------------------------
                                     Desktop and        Consumer
                                     Enterprise         Software,        Consumer
Six Months                            Software          Services,        Commerce                   Reconciling
Ended Dec. 31                       and Services       and Devices      Investments     Other         Amounts     Consolidated
------------------------------------------------------------------------------------------------------------------------------
1999
Revenue                                $10,156            $ 812            $ 48          $332          $ 148         $11,496
Operating income (loss)                  6,836             (441)            (18)           31           (688)          5,720
-----------------------------------------------------------------------------------------------------------------------------
2000
Revenue                                $11,086            $ 942            $196          $344          $(183)        $12,385
Operating income (loss)                  7,367             (697)            (64)           51           (686)          5,971
-----------------------------------------------------------------------------------------------------------------------------

Desktop and Enterprise Software and Services Revenue:

                                                          Three Months Ended             Six Months Ended
                                                                Dec. 31                       Dec. 31
(In millions)                                             1999          2000           1999             2000
---------------------------------------------------------------------------------------------------------------------------
Desktop Applications                                    $2,350        $2,526         $ 4,583           $ 4,601
Desktop Platforms                                        1,882         2,181           3,661             4,173
---------------------------------------------------------------------------------------------------------------------------
  Desktop Software                                       4,232         4,707           8,244             8,774
  Enterprise Software and Services                       1,002         1,260           1,912             2,312
---------------------------------------------------------------------------------------------------------------------------
    Total Desktop and Enterprise Software
      and Services                                      $5,234        $5,967         $10,156           $11,086
---------------------------------------------------------------------------------------------------------------------------

In September 2000, Microsoft changed the composition of its segments to reflect the re-organization around Microsoft .NET, the Company's vision for the next-generation of Internet-based products and services. Prior year disclosures have been restated for consistent presentation. Microsoft has four segments: Desktop and Enterprise Software and Services; Consumer Software, Services, and Devices; Consumer Commerce Investments; and Other. Desktop and Enterprise Software and Services operating segment includes Desktop Applications, Desktop Platforms, and Enterprise Software and Services. Desktop Applications include Microsoft Office, Project, Visio, and client access licenses for Windows 2000 Server, Windows NT Server, Exchange, and BackOffice. Desktop Platforms include Windows 2000 Professional, Windows NT Workstation, Windows Millennium Edition (Windows Me), Windows 98, and other desktop operating systems. Enterprise Software and Services includes Windows NT Server and Windows 2000 Server operating systems, SQL Server and client access licenses, Exchange Server, developer tools, consulting services, product support services, and training and certification. Consumer Software, Services, and Devices operating segment includes MSN Internet access, MSN network services, WebTV Internet access and services, gaming, learning and productivity software, mobile and wireless devices, and embedded systems. Consumer Commerce Investments operating segment includes Expedia, Inc., the HomeAdvisor online real estate service, and the CarPoint online automotive service. Other includes Hardware and Press.

--------------------------------------------------------------------------------

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including profit and loss statements (P&Ls) prepared on a basis not consistent with U.S. generally accepted accounting principles. Assets are not allocated to segments for internal reporting purposes.

Reconciling items for revenue include certain elements of unearned revenue and the treatment of certain channel inventory amounts and estimates. In addition to the reconciling items for revenue, reconciling items for operating income (loss) for the three months ended December 31, include general and administrative expenses ($514 million in 1999 and $212 million in 2000), certain research expenses ($35 million in 1999 and 2000), and other corporate level adjustments. For the six months ended December 31, reconciling items for operating income
(loss) include general and administrative expenses ($662 million in 1999 and $382 million in 2000), certain research expenses ($71 million in 1999 and $74 million in 2000), and other corporate level adjustments. The internal P&Ls use accelerated methods of depreciation and amortization. Additionally, losses on equity investees and minority interest are classified in operating income for internal reporting presentations.

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

Management's Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations that are based on assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as: general economic conditions; changes in the rate of PC shipments; technological shifts; customer demand; market acceptance of new products and services; competitive products, services and pricing; changes in product and service mix; delay in product ship schedules; product life cycles; currency fluctuations; sale terms and conditions; financial market volatility; litigation; and other factors discussed in the Company's 2000 Form 10-K and other reports and filings with the Securities and Exchange Commission.

Revenue

Revenue for the second quarter of fiscal year 2001 was $6.59 billion, an increase of 8% over the second quarter of fiscal 2000. The revenue growth was driven by licensing of Microsoft Windows 2000 Professional, Windows 2000 Server, SQL Server, and the other .NET Enterprise Servers. For the first six months of fiscal year 2001, revenue was $12.39 billion, an increase of 8% over the first six months of fiscal 2000. The revenue growth was driven by licensing of Microsoft Windows 2000 Professional and SQL Server. Revenue from Consumer Software, Services, and Devices also grew strongly.

Product Revenue

Microsoft has four segments: Desktop and Enterprise Software and Services; Consumer Software, Services, and Devices; Consumer Commerce Investments; and Other. The Management Discussion and Analysis presentation of revenue differs from that reported under the Company's Segment Information since reconciling amounts are allocated to the segments.

Desktop and Enterprise Software and Services includes Desktop Applications; Desktop Platforms; and Enterprise Software and Services. In the second quarter of fiscal 2001, Desktop and Enterprise Software and Services revenue was $5.79 billion, up 7% from $5.39 billion in the second quarter of fiscal 2000. For the first six months of fiscal year 2001, Desktop and Enterprise Software and Services revenue was $10.85 billion, up 6% from $10.22 billion in the prior year.

Desktop Applications includes revenue from Microsoft Office; Microsoft Project; Visio; client access licenses (CALs) for Windows NT Server and Windows 2000 Server, Exchange, and BackOffice; and bCentral. Revenue from Desktop Applications was $2.49 billion in the December quarter of fiscal 2001, down 2% from $2.53 billion in the prior year. Reported revenue from Desktop Applications in the December quarter of fiscal 2000 included $64 million of previously unearned revenue related to the fulfillment of the Microsoft Office 2000 Technology Guarantee. Client access license revenue showed a healthy increase from the second quarter of the prior year related to strong licensing growth of Windows NT Server and Windows 2000 Server CALs and BackOffice CALs. Revenue from Desktop Applications was $4.62 billion in the first half of fiscal 2001, down 3% from $4.74 billion in the prior year. Reported revenue in the first six months of fiscal 2000 was positively impacted by $214 million related to the fulfillment of the Microsoft Office 2000 Technology Guarantee.

Desktop Platforms includes revenue from Windows 2000 Professional, Windows NT Workstation, Windows Me, Windows 98, and other desktop operating systems. Desktop Platforms revenue was $2.06 billion in the second quarter, representing 13% growth from the second quarter of the prior year. Revenue was $3.95 billion in the first half of fiscal 2001, representing 13% growth from the first half of fiscal 2000. Migration to Windows 2000 Professional operating system contributed significantly to the strong revenue growth for Windows NT Workstation and Windows 2000 Professional from the prior year. However, lower growth in consumer PC shipments compared

--------------------------------------------------------------------------------
to shipment growth rates in the prior year hampered the revenue growth in Windows Me and Windows 98 operating systems. In addition, Windows desktop operating systems average earned revenue per licensed operating system decreased compared to the prior fiscal year as OEM multinational customers continue to gain share from other OEM customers.

Enterprise Software and Services includes Enterprise Platforms; Server Applications; Developer Tools and Services; and Enterprise Services. Revenue in the December quarter increased 21% from the prior year's December quarter to $1.24 billion. Enterprise Platforms, which includes Windows NT Server and Windows 2000 Server operating systems, continues to make progress with new mission critical deployments and grew 19% from the second quarter of fiscal 2000. As a result of the continued adoption of Microsoft's .NET Enterprise Server offerings, Server Applications, which includes Exchange Server and SQL Server and client access licenses, increased 26% compared to the December quarter of fiscal 2000. SQL Server and client access licenses revenue growth was robust compared to the prior year's second quarter. Other server application products revenue experienced strong growth due to migration to the new product version, Exchange 2000 Server. Enterprise Services revenue, representing consulting and product support services, was up 35% compared to the prior year's comparable quarter. Revenue from Developer Tools and Services grew modestly. Enterprise Software and Services revenue in the first six months of fiscal 2001 increased 15% to $2.28 billion. Enterprise Services revenue increased 31%, Server Applications revenue increased 20%, Enterprise Platforms revenue increased 10%, and revenue from Developer Tools and Services increased 5% from the prior year comparable period.

Consumer Software, Services, and Devices includes MSN Internet access; MSN network services; WebTV Internet access and services; PC and online games; learning and productivity software; mobile and wireless devices; and embedded systems. Consumer Software, Services, and Devices revenue reached $506 million in the second quarter of fiscal 2001, up 9% from the second quarter of the prior year. MSN network services revenue more than doubled from the December quarter a year ago, however, MSN Internet access revenue growth was hampered by a decline in the average revenue per subscriber due to a larger mix of subscribers contracted under rebate programs. Learning and productivity software revenue growth was moderate for the second quarter; while PC and online games revenue growth declined from the December quarter of fiscal 2000, due to the early release of new titles in the prior quarter. WebTV revenue grew only modestly due primarily to the delay in the UltimateTV Service offering. Revenue from mobile and wireless devices and embedded systems also grew strongly, but from a relatively small base. Consumer Software, Services, and Devices revenue reached $985 million in the first six months of fiscal 2001, up 19% from the first six months of the prior year. MSN network services revenue and revenue from mobile and wireless devices and embedded systems both grew strongly from the prior year period.

Consumer Commerce Investments include Expedia, Inc., the HomeAdvisor online real estate service, and the CarPoint online automotive service. Second quarter revenue totaled $99 million, compared to $30 million in the prior year's second quarter. Revenue for the first six months totaled $196 million, compared to $48 million in the prior year. Acquisitions of Travelscape.com and VacationSpot.com by Expedia, Inc. and increased overall reach of all properties led to the strong revenue growth compared to the prior year.

Other includes Hardware and Microsoft Press. Other revenue was $188 million in the December quarter of fiscal 2001, declining from $230 million reported in the prior year's December quarter. For the first half of fiscal 2001, Other revenue was $353 million, compared to $401 million reported in the prior year. Lower sales of gaming devices and other hardware peripherals resulted in declining revenue compared to the prior year.

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

OEM second quarter revenue was $2.05 billion, up 9% from revenue of $1.87 billion in the comparable quarter of fiscal 2000. For the first six months, OEM revenue was $3.87 billion, up 7% from revenue of $3.61 billion in the comparable period of fiscal 2000. The revenue growth was affected by a slowdown in PC shipments and related lower corporate IT spending. As sales increased to multinational customers, the company recognized lower average

--------------------------------------------------------------------------------
earned revenue per license. However, migration to Windows NT Workstation and Windows 2000 Professional in the OEM channel increased.

South Pacific and Americas Region revenue in the December quarter was $2.37 billion, up 7% compared to $2.21 billion in the prior year. Revenue in the first six months of fiscal 2001 was $4.56 billion, up 12% compared to $4.08 billion in the prior year. Revenue growth in the region was attributed to strong licensing of Windows 2000 Professional, Windows NT Server and Windows 2000 Server, and the family of .NET Enterprise Servers, especially SQL Server 2000. Revenue from enterprise consulting and support services, MSN online, and consumer commerce investments also grew strongly. Office integrated suites revenue declined from the prior year. Reported revenue in fiscal 2000 included the recognition of revenue related to the fulfillment of the Microsoft Office 2000 Technology Guarantee, which negatively impacted Office suite revenue growth. The revenue growth resulted primarily from increased U.S. revenue as well as increased Latin American revenue in the second quarter of fiscal 2001.

Europe, Middle East, and Africa Region revenue was $1.43 billion, flat with revenue in the second quarter of the prior year. For the first six months of fiscal 2001, revenue was $2.52 billion, down 4% from the first six months of fiscal 2000. Weakening local currencies negatively impacted translated revenue compared to the prior year. Revenue in the region would have increased 14% in the second quarter and 7% in the first six months of fiscal 2001 if foreign exchange rates were constant with those of the prior year. The recognition of revenue related to the fulfillment of the Microsoft Office 2000 Technology Guarantee in fiscal 2000 also negatively impacted revenue growth.

Asia Region revenue increased 22% to $737 million from the December quarter of the prior year. For the first six months of fiscal 2001, revenue increased 21% to $1.45 billion from the similar period of the prior year. The region's growth rate reflected strong revenue from localized versions of Microsoft Office 2000, especially the Office Personal suite, Windows 2000 Professional operating system, and SQL Server. Revenue grew strongly in nearly all countries in the Asia region. Changes in local currencies for the December quarter compared to a year ago did not have a significant impact on translated revenue growth. Strengthening local currencies positively impacted translated revenue for the six month period of fiscal 2001. Revenue for the first six months of fiscal 2001 would have grown 17% if foreign exchange rates were constant with those of the prior year.

Translated international revenue is affected by foreign exchange rates. The net impact of foreign exchange rates on revenue was negative in the December quarter compared to a year ago, due primarily to weaker European currencies versus the U.S. dollar. Had the rates from the prior year's comparable quarter been in effect in the second quarter of fiscal 2001, translated international revenue billed in local currencies would have been approximately $200 million higher. The net impact of foreign exchange rates on revenue was also negative in the first six months of fiscal 2001 compared to a year ago, due primarily to weaker European currencies versus the U.S. dollar, offset partially by a stronger Japanese yen versus the U.S. dollar. Had the rates from the prior year's comparable period been in effect in the first six months of fiscal 2001, translated international revenue billed in local currencies would have been approximately $260 million higher. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses

Cost of revenue was $899 million or 13.7% as a percent of revenue in the second quarter, up from $756 million or 12.4% as a percentage of revenue in the second quarter of the prior year. For the first half of fiscal 2001, cost of revenue was $1.76 billion or 14.2% as a percentage of revenue, up from $1.47 billion or 12.8% as a percentage of revenue in the first half of fiscal 2000. Higher support and service costs associated with the MSN Internet access and MSN network services were partially offset by the lower relative costs associated with programs and organizational licensing versus the prior year. Cost of revenue as a percentage of revenue in the first half of fiscal 2001 also increased due to additional retail packaged product costs associated with the launch of Windows Me. Additionally, the first half of fiscal 2000 was positively impacted by the recognition of previously unearned revenue related to the Office 2000 Technology Guarantee.

Research and development expenses in the second quarter increased 10% from the second quarter of the prior year to $990 million. The increase in R&D expenses was the result of higher headcount-related costs, partially offset by the absence of certain non-recurring compensation charges and higher development and localization costs associated with product launches in the prior year's comparable quarter. Research and development expenses in the first half of

--------------------------------------------------------------------------------
fiscal 2001 increased 14% from the comparable prior year period. The increase in R&D expenses in the first half of fiscal 2001 was the result of higher headcount-related costs and investments in new product initiatives.

Sales and marketing expenses were $1.29 billion in the December quarter, or 19.6% of revenue, compared to $1.01 billion in the second quarter of the prior year, or 16.6% of revenue. Sales and marketing expenses as a percentage of revenue increased due to higher marketing costs and sales expenses associated with the MSN brand advertising campaign, co-marketing for MSN Internet Access through distribution partners, bCentral, and other new sales initiatives. For the first half of fiscal 2001, sales and marketing expenses were $2.33 billion, or 18.8% of revenue, compared to $1.94 billion, or 16.8% of revenue, in the first half of fiscal 2000. The increase was due to higher marketing costs and sales expenses associated with MSN and higher marketing costs associated with new product releases.

General and administrative costs were $212 million in the second quarter compared to $514 million in the comparable quarter of the prior year. General and administrative costs were $382 million in the first six months compared to $662 million in the comparable period of the prior year. In the December quarter of fiscal 2000, general and administrative costs included a charge related to the settlement of the lawsuit with Caldera, Inc. Legal fees in the second quarter of fiscal 2001 were essentially equal to those in the second quarter of the prior year. For the first six months of fiscal 2001, lower ESO related charges were offset by higher legal fees.

Non-operating Items, Investment Income, and Income Taxes

Losses on equity investees and other incorporates Microsoft's share of income or loss from the MSNBC entities, Avanade, Wireless Knowledge, and other investments accounted for using the equity method. Losses on equity investees and other increased $18 million over the second quarter of fiscal 2000 and $51 million over the first six months of fiscal 2000, primarily from Avanade expenses which began in fiscal 2001.

Second quarter investment income was $751 million compared to $770 million in the second quarter of the prior year. The decrease was due to lower net recognized gains, partially offset by higher interest income from the larger investment portfolio. Interest and dividend income reached $518 million compared to $371 million in the prior year's comparable quarter. Net recognized gains represented $233 million of the investment income in the second quarter of fiscal 2001, which included $446 million of net losses attributable to derivative instruments, mostly due to losses on derivative instruments not designated as hedging instruments. For the first six months of 2001, investment income was $1.88 billion compared to $1.32 billion in the similar period of the prior year. Interest income increased $315 million, reflecting the larger investment portfolio. Net recognized gains on investments increased $233 million reflecting a gain from Microsoft's investment in Titus Communications (which was merged with Jupiter Telecommunications) and the closing of the sale of Transpoint to CheckFree Holdings Corp., partially offset by losses on derivative instruments.

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

The adoption of SFAS 133 on July 1, 2000, resulted in a cumulative pre-tax reduction to income of $560 million ($375 million after-tax) and a cumulative pre-tax reduction to OCI of $112 million ($75 million after-tax). The reduction to income was mostly attributable to a loss of approximately $300 million reclassified from OCI for the time value of options and a loss of approximately $250 million reclassified from OCI for derivatives not designated as hedging instruments. The reduction to OCI was mostly attributable to losses of approximately $670 million on cash flow hedges offset by the reclassifications out of OCI of the approximately $300 million loss for the time value of options and the approximately $250 million loss for derivative instruments not designated as hedging instruments.

The effective tax rate for fiscal 2001 is estimated to be 33%. The effective tax rate for fiscal 2000 was 34%.

--------------------------------------------------------------------------------

Financial Condition

Cash and short-term investments totaled $26.89 billion as of December 31, 2000. Cash flow from operations was $5.83 billion in the first six months of fiscal 2001, an increase of $45 million from the first six months of the prior year. The stock option income tax benefit decrease of $1.74 billion, reflecting decreased stock option exercises by employees, was more than offset by favorable changes in deferred taxes and unearned revenue. Cash used for financing was $2.93 billion in the first six months of fiscal 2001, a decrease of $548 million from the first six months of the prior year. The decrease reflects lower common stock repurchases, partially offset by repurchases of put warrants in the current fiscal year compared to the sale of put warrants in the prior fiscal year. During the first six months of fiscal 2001, the Company repurchased 48.2 million shares of common stock under its share repurchase program, compared to
54.7 million shares repurchased in the first six months of the prior year. Cash used for investing was $4.20 billion in the first six months of fiscal 2001, an increase of $1.94 billion from the first six months of the prior year, reflecting the increase in the investment portfolio.

In July 2000, the Company acquired a 22.98% shareholding in Telewest Communications plc for approximately $2.6 billion in stock. Telewest is a leading broadband cable communications operator in the United Kingdom. On December 21, 2000, the Company announced an agreement to acquire Great Plains Software, Inc., a leading supplier of mid-market business applications. The acquisition is structured as a stock purchase and is valued at approximately $1.1 billion. Each share of Great Plains common stock will be exchanged for 1.1 shares of Microsoft common stock. The acquisition is expected to close before the end of fiscal year 2001.

Microsoft has no material long-term debt. Stockholders' equity at December 31, 2000 was $46.42 billion. Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $241 million on December 31, 2000.

Since fiscal 1990, Microsoft has repurchased 813 million common shares while
2.05 billion shares were issued under the Company's employee stock option and purchase plans. The market value of all outstanding stock options was $36 billion as of December 31, 2000. During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable preferred stock. The Company's convertible preferred stock matured on December 15, 1999. Each preferred share was converted into 1.1273 common shares.

Management believes existing cash and short-term investments together with funds generated from operations will be sufficient to meet operating requirements. The Company's cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale cash needs that may arise, and to fund the share repurchase program. Microsoft has not paid cash dividends on its common stock.

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

--------------------------------------------------------------------------------

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

The Company uses a value-at-risk (VAR) model to estimate and quantify its market risks. The VAR model is not intended to represent actual losses in fair value, but is used as a risk estimation and management tool. Assumptions applied to the VAR model at June 30, 2000 and December 31, 2000 include the following: normal market conditions; Monte Carlo modeling with 10,000 simulated market price paths; a 97.5% confidence interval; and a 20-day estimated loss in fair value for each market risk category. Accordingly, 97.5% of the time the estimated 20-day loss in fair value would be nominal for foreign currency denominated investments and accounts receivable at June 30, 2000 and December 31, 2000, and would not exceed $211 million and $313 million at June 30, 2000 and December 31, 2000 for interest-sensitive investments or $1.02 billion and $725 million at June 30, 2000 and December 31, 2000 for equity securities.

--------------------------------------------------------------------------------

                          Part II.  Other Information

Item 1.   Legal Proceedings

See notes to financial statements.

Item 2.   Changes in Securities and Use of Proceeds

On October 26, 2000, the Company issued an aggregate of 137,062 of its common shares pursuant to the acquisition by the Company of WebAppoint.com, Inc., a Delaware corporation ("WebAppoint"). All of the Company common shares issued in this transaction were issued in a non-public offering pursuant to an exemption from the registration requirements of the Securities Act of 1933, as amended (the "1933 Act"), under Section 4(2) of the 1933 Act. This sale was made without general solicitation or advertising. The Company has filed a Registration Statement on Form S-3 covering the resale of such securities. All net proceeds from the sale of such securities will go to the selling shareholders who offer and sell their shares. The Company has not received and will not receive any proceeds from the sales of these common shares other than the assets and liabilities of WebAppoint.

Reference is also made to the information on put warrants described in the accompanying notes to financial statements. All such transactions are exempt from registration under Section 4(2) of the Securities Act of 1933. Each transaction was privately negotiated and each offeree and purchaser was an accredited investor/qualified institutional buyer. No public offering or public solicitation was used by Microsoft in the placement of these securities.

Item 4.   Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on November 9, 2000.

The following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until their successors are elected and qualified.

                                                         Number of Shares
                                                     For               Withheld
     William H. Gates, III                      4,547,713,532         37,047,009
     Steven A. Ballmer                          4,547,600,613         37,159,928
     David F. Marquardt                         4,554,273,362         30,487,179
     Ann McLaughlin                             4,553,258,312         31,502,229
     William G. Reed, Jr.                       4,555,295,651         29,464,890
     Jon A. Shirley                             4,496,137,811         88,622,730

2.  To approve the 2001 Stock Option Plan.
     For                                        3,388,841,241
     Against                                    1,167,097,641
     Abstain                                       28,166,995
     Broker non-vote                                  654,664

The following proposals were not adopted by the margins indicated:

3.  Shareholder proposal regarding campaign contributions.

     For                                          246,394,012
     Against                                    2,996,223,215
     Abstain                                      195,958,869
     Broker non-vote                            1,146,184,445

4.  Shareholder proposal regarding business practices in China.

     For                                          260,975,796
     Against                                    2,921,036,780
     Abstain                                      257,100,877
     Broker non-vote                            1,145,647,088

Item 6.   Exhibits and Reports on Form 8-K

(A)  Exhibits

None

(B)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended December 31, 2000.

Items 3 and 5 are not applicable and have been omitted.

--------------------------------------------------------------------------------

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Microsoft Corporation

     Date:  February 14, 2001          By:  /s/ John G. Connors
                                          ----------------------------------
                                          John G. Connors
                                          Senior Vice President, Finance and
                                          Administration;
                                          Chief Financial Officer

                                          (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)

--------------------------------------------------------------------------------