Form 10-Q
period 2001-03-31
MICROSOFT CORP
filed 2001-05-15
CIK 789019

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C.  20549

                             --------------------

                                   FORM 10-Q

           [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the Quarterly Period Ended March 31, 2001


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



Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

The number of shares outstanding of the registrant's common stock as of April 30, 2001 was 5,382,101,906.

================================================================================

                             MICROSOFT CORPORATION

                                   FORM 10-Q

                     For the Quarter Ended March 31, 2001

                                     INDEX

Part I.  Financial Information

     Item 1.  Financial Statements                                          Page
                                                                            ----
          a)  Income Statements
              for the Three and Nine Months Ended March 31, 2000 and 2001..   1

          b)  Balance Sheets
              as of June 30, 2000 and March 31, 2001.......................   2

          c)  Cash Flows Statements
              for the Nine Months Ended March 31, 2000 and 2001............   3

          d)  Stockholders' Equity Statements
              for the Three and Nine Months Ended March 31, 2000 and 2001..   4

          e)  Notes to Financial Statements................................   5

     Item 2.  Management's Discussion and Analysis of Financial
              Condition and Results of Operations..........................  12

     Item 3.  Quantitative and Qualitative Disclosures About Market Risk...  17

Part II.  Other Information

     Item 1.  Legal Proceedings............................................  18

     Item 6.  Exhibits and Reports on Form 8-K.............................  18

Signature..................................................................  19

                        Part I.  Financial Information

Item 1.  Financial Statements

MICROSOFT CORPORATION

Income Statements
(In millions, except earnings per share)(Unaudited)
----------------------------------------------------------------------------------------------

                                                 Three Months Ended         Nine Months Ended
                                                       Mar. 31                   Mar. 31
                                                 2000          2001         2000         2001
----------------------------------------------------------------------------------------------
Revenue                                         $5,656        $6,456      $17,152      $18,841
Operating expenses:
  Cost of revenue                                  752           952        2,220        2,710
  Research and development                         974         1,069        2,685        3,015
  Sales and marketing                            1,010         1,198        2,945        3,526
  General and administrative                       185           239          847          621
----------------------------------------------------------------------------------------------
    Total operating expenses                     2,921         3,458        8,697        9,872
----------------------------------------------------------------------------------------------
Operating income                                 2,735         2,998        8,455        8,969
Losses on equity investees and other                (4)          (46)         (33)        (126)
Investment income                                  882           706        2,202        2,584
----------------------------------------------------------------------------------------------
Income before income taxes                       3,613         3,658       10,624       11,427
Provision for income taxes                       1,228         1,207        3,612        3,771
----------------------------------------------------------------------------------------------
Income before accounting change                  2,385         2,451        7,012        7,656
Cumulative effect of accounting change (net of
  income taxes of $185)                              -             -            -         (375)
----------------------------------------------------------------------------------------------
Net income                                      $2,385        $2,451      $ 7,012      $ 7,281
==============================================================================================

Basic earnings per share:
  Before accounting change                      $ 0.46        $ 0.46      $  1.35      $  1.44
  Cumulative effect of accounting change             -             -            -        (0.07)
----------------------------------------------------------------------------------------------
                                                $ 0.46        $ 0.46      $  1.35      $  1.37
==============================================================================================

Diluted earnings per share:
  Before accounting change                      $ 0.43        $ 0.44      $  1.27      $  1.37
  Cumulative effect of accounting change             -             -            -        (0.06)
----------------------------------------------------------------------------------------------
                                                $ 0.43        $ 0.44      $  1.27      $  1.31
==============================================================================================

Average shares outstanding:
  Basic                                          5,209         5,336        5,167        5,328
==============================================================================================
  Diluted                                        5,543         5,563        5,536        5,575
==============================================================================================


                                     See accompanying notes.
----------------------------------------------------------------------------------------------

                                                1

MICROSOFT CORPORATION

Balance Sheets
(In millions)
---------------------------------------------------------------------------------------------

                                                                     June 30         Mar. 31
                                                                       2000          2001 (1)
---------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and equivalents                                               $ 4,846          $ 4,149
  Short-term investments                                              18,952           25,869
---------------------------------------------------------------------------------------------
    Total cash and short-term investments                             23,798           30,018
  Accounts receivable                                                  3,250            3,532
  Deferred income taxes                                                1,708            1,841
  Other                                                                1,552            2,398
---------------------------------------------------------------------------------------------
    Total current assets                                              30,308           37,789
Property and equipment                                                 1,903            2,159
Equity and other investments                                          17,726           17,463
Other assets                                                           2,213            2,194
---------------------------------------------------------------------------------------------
      Total assets                                                   $52,150          $59,605
=============================================================================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                   $ 1,083          $ 1,246
  Accrued compensation                                                   557              501
  Income taxes                                                           585              753
  Unearned revenue                                                     4,816            5,305
  Other                                                                2,714            1,935
---------------------------------------------------------------------------------------------
    Total current liabilities                                          9,755            9,740
---------------------------------------------------------------------------------------------
Deferred income taxes                                                  1,027            1,775
---------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
  Common stock and paid-in capital -
    shares authorized 12,000; outstanding 5,283 and 5,336             23,195           27,647
  Retained earnings, including accumulated other comprehensive
    income of $1,527 and $604                                         18,173           20,443
---------------------------------------------------------------------------------------------
    Total stockholders' equity                                        41,368           48,090
---------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                     $52,150          $59,605
=============================================================================================
(1)  Unaudited


                                  See accompanying notes.
---------------------------------------------------------------------------------------------

                                             2

MICROSOFT CORPORATION

Cash Flows Statements
(In millions)(Unaudited)
---------------------------------------------------------------------------------

                                                              Nine Months Ended
                                                                   Mar. 31
                                                              2000         2001
---------------------------------------------------------------------------------
Operations
  Net income                                               $  7,012      $  7,281
  Cumulative effect of accounting change, net of tax              -           375
  Depreciation, amortization, and other noncash items           945           972
  Net recognized gains on investments                        (1,078)         (943)
  Stock option income tax benefits                            4,002         1,271
  Deferred income taxes                                         449         1,357
  Unearned revenue                                            4,278         5,141
  Recognition of unearned revenue from prior periods         (4,058)       (4,652)
  Accounts receivable                                          (558)         (281)
  Other current assets                                         (328)         (557)
  Other long-term assets                                       (654)         (228)
  Other current liabilities                                  (1,272)          107
---------------------------------------------------------------------------------
    Net cash from operations                                  8,738         9,843
---------------------------------------------------------------------------------
Financing
  Common stock issued                                         1,750         1,095
  Common stock repurchased                                   (4,872)       (4,381)
  Structured stock repurchase                                     -          (264)
  Sales/(repurchases) of put warrants                           472          (405)
  Preferred stock dividends                                     (13)            -
---------------------------------------------------------------------------------
    Net cash used for financing                              (2,663)       (3,955)
---------------------------------------------------------------------------------
Investing
  Additions to property and equipment                          (617)         (781)
  Purchases of investments                                  (28,607)      (49,966)
  Maturities of investments                                   3,086         4,443
  Sales of investments                                       20,216        39,719
---------------------------------------------------------------------------------
    Net cash used for investing                              (5,922)       (6,585)
---------------------------------------------------------------------------------
Net change in cash and equivalents                              153          (697)
Effect of exchange rates on cash and equivalents                 64             -
Cash and equivalents, beginning of period                     4,975         4,846
---------------------------------------------------------------------------------
Cash and equivalents, end of period                        $  5,192      $  4,149
---------------------------------------------------------------------------------


                             See accompanying notes.
---------------------------------------------------------------------------------

                                        3

MICROSOFT CORPORATION

Stockholders' Equity Statements
(In millions)(Unaudited)
--------------------------------------------------------------------------------------------------

                                                     Three Months Ended        Nine Months Ended
                                                          Mar. 31                   Mar. 31
                                                     2000         2001         2000         2001
--------------------------------------------------------------------------------------------------
Convertible preferred stock
  Balance, beginning of period                      $     -      $     -      $   980      $     -
  Conversion of preferred to common stock                 -            -         (980)           -
--------------------------------------------------------------------------------------------------
    Balance, end of period                                -            -            -            -
--------------------------------------------------------------------------------------------------

Common stock and paid-in capital
  Balance, beginning of period                       18,878       27,178       13,844       23,195
  Common stock issued                                   751          432        2,843        4,143
  Common stock repurchased                              (20)         (73)        (186)        (293)
  Structured stock repurchase                             -         (264)           -         (264)
  Sales/(repurchases) of put warrants                     -            -          472         (405)
  Stock option income tax benefits                    1,366          374        4,002        1,271
--------------------------------------------------------------------------------------------------
    Balance, end of period                           20,975       27,647       20,975       27,647
--------------------------------------------------------------------------------------------------
Retained earnings
  Balance, beginning of period                       15,711       19,244       13,614       18,173
--------------------------------------------------------------------------------------------------
  Net income                                          2,385        2,451        7,012        7,281
  Other comprehensive income:
    Cumulative effect of accounting change                -            -            -          (75)
    Net gain on derivative instruments                    -          136            -          635
    Net unrealized investments gains/(losses)           583         (285)       2,724       (1,451)
    Translation adjustments and other                   138          (20)         166          (32)
--------------------------------------------------------------------------------------------------
      Comprehensive income                            3,106        2,282        9,902        6,358
  Preferred stock dividends                               -            -          (13)           -
  Common stock repurchased                                -       (1,083)      (4,686)      (4,088)
--------------------------------------------------------------------------------------------------
    Balance, end of period                           18,817       20,443       18,817       20,443
--------------------------------------------------------------------------------------------------
      Total stockholders' equity                    $39,792      $48,090      $39,792      $48,090
--------------------------------------------------------------------------------------------------


                                      See accompanying notes.
--------------------------------------------------------------------------------------------------

                                                 4

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

Securities Price Risk

Strategic equity investments are subject to market price risk. From time to time, the Company uses and designates options to hedge fair values and cash flows on certain equity securities. The security, or forecasted sale thereof, selected for hedging is determined by market conditions, up-front costs, and other relevant factors. Once established, the hedges are not dynamically managed or traded, and are generally not removed until maturity.

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

For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness. Hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the three or nine months ended March 31, 2001. No fair value hedges or cash flow hedges were derecognized or discontinued for the three or nine months ended March 31, 2001.

For the three months ended March 31, 2001, investment income included a net unrealized non-cash loss of $90 million, comprised of a $27 million gain for changes in the time value of options for fair value hedges, $42 million loss for changes in the time value of options for cash flow hedges, and $75 million loss for changes in the fair value of derivative instruments not designated as hedging instruments. For the nine months ended March 31, 2001, investment income included a net unrealized non-cash loss of $516 million, comprised of a $203 million gain for changes in the time value of options for fair value hedges, $121 million loss for changes in the time value of options for cash flow hedges, and $598 million loss for changes in the fair value of derivative instruments not designated as hedging instruments.

Derivative gains and losses included in OCI are reclassified into earnings at the time forecasted revenue or the sale of an equity investment is recognized. During the three months ended March 31, 2001, $46 million of derivative gains were reclassified to revenue. During the nine months ended March 31, 2001, $154 million of derivative gains were reclassified to revenue and $416 million of derivative losses were reclassified to investment income. The derivative losses reclassified to investment income were offset by gains on the item being hedged. The Company estimates that $179 million of net derivative gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

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

--------------------------------------------------------------------------------

The components of basic and diluted earnings per share were as follows:

Earnings Per Share
(In millions, except earnings per share)
-----------------------------------------------------------------------------------------------------

                                                         Three Months Ended        Nine Months Ended
                                                              Mar. 31                   Mar. 31
                                                         2000         2001         2000         2001
-----------------------------------------------------------------------------------------------------
Income before accounting change (A)                    $2,385       $2,451        $7,012       $7,656
Preferred stock dividends                                   -            -           (13)           -
-----------------------------------------------------------------------------------------------------
Net income available for common shareholders (B)       $2,385       $2,451        $6,999       $7,656
=====================================================================================================

Average outstanding shares of common stock (C)          5,209        5,336         5,167        5,328
Dilutive effect of:
  Put warrants                                              -           35             -           30
  Preferred stock                                           -            -             9            -
  Employee stock options                                  334          192           360          217
-----------------------------------------------------------------------------------------------------
Common stock and common stock equivalents (D)           5,543        5,563         5,536        5,575
-----------------------------------------------------------------------------------------------------

Earnings per share before accounting change:
  Basic (B/C)                                          $ 0.46       $ 0.46        $ 1.35       $ 1.44
=====================================================================================================
  Diluted (A/D)                                        $ 0.43       $ 0.44        $ 1.27       $ 1.37
=====================================================================================================

Unearned Revenue

A portion of Microsoft's revenue is earned ratably over the product life cycle or, in the case of subscriptions, over the period of the license agreement.

End users receive certain elements of the Company's products over a period of time. These elements include items such as browser technologies and technical support. Consequently, Microsoft's earned revenue reflects the recognition of the fair value of these elements over the product's life cycle. The percentage of revenue recognized ratably ranges from approximately 15% to 25% of Windows desktop operating systems and approximately 10% to 20% of desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three years for Windows operating systems and 18 months for desktop applications. The Company also sells subscriptions to certain products via maintenance and certain organization license agreements. At March 31, 2001, unearned revenue was $5.31 billion, compared to $4.46 billion at March 31, 2000. Desktop Applications unearned revenue was $2.05 billion, compared to $1.65 billion at March 31, 2000. Desktop Platforms unearned revenue was $2.55 billion, compared to $2.27 billion at March 31, 2000. Enterprise Software and Services unearned revenue was $387 million, compared to $383 million at March 31, 2000. Unearned revenue associated with Consumer Software, Services, and Devices and Other was $324 million, compared to $166 million a year ago.

Stockholders' Equity

During the March quarter, the Company repurchased 17.2 million shares of common stock for $1.2 billion. The Company also entered into a structured stock repurchase transaction giving it the right to acquire 5.1 million of its shares (2.55 million shares in October 2001 and 2.55 million shares in June 2002) in exchange for an up-front net payment of $264 million. There were no shares repurchased in the comparable quarter of the prior year. For the first nine months of fiscal 2001, the Company repurchased 65.4 million shares of common stock for $4.4 billion, compared to 54.7 million shares of common stock for $4.9 billion in the prior year.

To enhance its stock repurchase program, Microsoft sells put warrants to independent third parties. These put warrants entitle the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices. During the March quarter of fiscal 2001, the Company issued 2.8 million shares to settle a portion of the outstanding put warrants. On March 31, 2001, warrants to put 94 million shares were outstanding with strike prices ranging from $70 to $78 per share. The put warrants expire between June 2001 and March 2003. The outstanding put warrants permit a net-share settlement at the Company's option and do not result in a put warrant liability on the balance sheet.

--------------------------------------------------------------------------------

During 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable principal-protected preferred stock. The Company's convertible preferred stock matured on December 15, 1999. Each preferred share was converted into 1.1273 common shares.

Investment Income

The components of investment income are as follows:

                                     Three Months Ended    Nine Months Ended
                                          Mar. 31              Mar. 31
(In millions)                         2000       2001       2000       2001
----------------------------------------------------------------------------
Dividends                             $ 97       $100      $  272     $  285
Interest                               331        496         852      1,356
Net recognized gains on investments    454        110       1,078        943
----------------------------------------------------------------------------
  Investment income                   $882       $706      $2,202     $2,584
----------------------------------------------------------------------------

Contingencies

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

On May 22, 1998, Judge Jackson consolidated the two actions. The judge granted Microsoft's motion for summary judgment as to the states' monopoly leverage claim and permitted the remaining claims to proceed to trial. Trial began on October 19, 1998 and ended with closing arguments on September 21, 1999. On November 5, 1999, Judge Jackson issued his Findings of Fact. On April 3, 2000 the Court entered its Conclusions of Law, determining that Microsoft "tied" Internet Explorer and Windows 95/98 in violation of Section 1 of the Sherman Act, that Microsoft violated Section 2 of the Sherman Act by taking actions to maintain its monopoly in the desktop-PC operating system market, and that Microsoft attempted to monopolize the Internet browser market in violation of
Section 2 of the Sherman Act. The Court also held that Microsoft did not violate
Section 1 of the Sherman Act by entering into a number of contracts challenged by the government. The Court established a schedule for consideration of the remedy to be imposed in a final judgment. On April 28, 2000, the plaintiffs submitted a joint proposed remedy that included a proposed break-up of Microsoft into two companies, an operating systems company, and a company that would own all of Microsoft's other products and businesses. Microsoft submitted its proposed remedy and its proposal for further remedy proceedings on May 10, 2000. On June 7, 2000, Judge Jackson entered the government's proposed order nearly verbatim as his final judgment in the case. That judgment orders a divestiture that will create two separate companies, an "Operating Systems Business" and an "Applications Business," to be implemented one year following a final decision on appeal. It also provides for a broad range of "conduct" remedies that would have gone into effect in 90 days, absent a stay. On June 13, 2000, Microsoft appealed to the United States Court of Appeals. The Court of Appeals immediately entered an order notifying the parties that the Court would hear all matters related to this appeal en banc. The government then asked Judge Jackson to enter an order certifying the case for direct appeal to the Supreme Court. On June 20, 2000, Judge Jackson certified the case for direct appeal to the Supreme Court and simultaneously granted Microsoft's request to stay the entire remedy pending final appeal. On September 26, 2000 the Supreme Court remanded Microsoft's appeal to the Court of Appeals. Microsoft's opening brief to the Court of Appeals was filed on November 27, 2000. The government's brief was filed on January 12, 2001, and Microsoft's reply was filed on January 29, 2001. The Court heard oral arguments on the appeals on February 26 and 27, 2001.

--------------------------------------------------------------------------------

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

A large number of overcharge class action lawsuits have been initiated against Microsoft. These cases allege that Microsoft has competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications and seek to recover alleged overcharges that the complaints contend Microsoft charged for these products. Microsoft believes the claims are without merit and is vigorously defending the cases. To date, Microsoft has won dismissals of all claims for damages by indirect purchasers under federal law and in 14 separate state court proceedings. Claims on behalf of foreign purchasers have also been dismissed. Plaintiffs have appealed most of these rulings. While no trials or other proceedings have been held concerning any liability issues, courts in several states have ruled that these cases may proceed as class actions.

Two purported class action employment discrimination cases are pending against Microsoft, Donaldson v. Microsoft, a class case consolidating three separately filed class action complaints filed in October 2000 and February 2001 in Federal court in Seattle, Washington, and Jackson v. Microsoft, an amendment to an existing case alleging class claims filed on January 3, 2001 in Federal court in Washington, D.C. Microsoft's motion to transfer the Jackson case to Federal court in Seattle was granted on May 3, 2001. The Donaldson plaintiffs purport to represent a nationwide class of current and former African American and female salaried Microsoft employees and seek injunctive relief, an unspecified amount of compensatory and punitive damages, and attorneys' fees. The Jackson plaintiffs purport to represent a nationwide class of current and former African American Microsoft employees and seeks injunctive relief, $5 billion in compensatory and punitive damages, and attorneys' fees. Both cases allege that Microsoft's compensation, evaluation and promotion policies are discriminatory with respect to the plaintiffs in violation of Title VII of the 1964 Civil Rights Act and 42 U.S.C. (S) 1981. Microsoft denies the allegations and is vigorously defending both cases.

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

--------------------------------------------------------------------------------

Segment Information

(In millions)
------------------------------------------------------------------------------------------------------------------------------

                               Desktop and       Consumer
                               Enterprise        Software,          Consumer
Three Months                    Software         Services,          Commerce                     Reconciling
Ended Mar. 31                 and Services      and Devices       Investments        Other         Amounts        Consolidated
------------------------------------------------------------------------------------------------------------------------------
2000
Revenue                         $ 5,048           $  426              $ 46           $190           $ (54)           $ 5,656
Operating income (loss)           3,015             (287)              (10)            47             (30)             2,735
------------------------------------------------------------------------------------------------------------------------------

2001
Revenue                         $ 5,633           $  497              $129           $172           $  25            $ 6,456
Operating income (loss)           3,467             (490)              (48)            34              35              2,998
------------------------------------------------------------------------------------------------------------------------------
                               Desktop and       Consumer
                               Enterprise        Software,          Consumer
Nine Months                     Software         Services,          Commerce                     Reconciling
Ended Mar. 31                 and Services      and Devices       Investments        Other         Amounts        Consolidated
------------------------------------------------------------------------------------------------------------------------------
2000
Revenue                         $15,204           $1,213              $ 94           $522           $ 119            $17,152
Operating income (loss)           9,851             (728)              (28)            78            (718)             8,455
------------------------------------------------------------------------------------------------------------------------------

2001
Revenue                         $16,719           $1,439              $325           $516           $(158)           $18,841
Operating income (loss)          10,834           (1,187)             (112)            85            (651)             8,969
------------------------------------------------------------------------------------------------------------------------------
Desktop and Enterprise Software and Services Revenue:

                                                                     Three Months Ended              Nine Months Ended
                                                                          Mar. 31                          Mar. 31
(In millions)                                                        2000           2001            2000               2001
------------------------------------------------------------------------------------------------------------------------------
Desktop Applications                                                $2,151         $2,368         $ 6,734            $ 6,969
Desktop Platforms                                                    1,888          2,025           5,549              6,198
------------------------------------------------------------------------------------------------------------------------------
  Desktop Software                                                   4,039          4,393          12,283             13,167
  Enterprise Software and Services                                   1,009          1,240           2,921              3,552
------------------------------------------------------------------------------------------------------------------------------
    Total Desktop and Enterprise Software
    and Services                                                    $5,048         $5,633         $15,204            $16,719
------------------------------------------------------------------------------------------------------------------------------

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

--------------------------------------------------------------------------------

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including profit and loss statements (P&Ls) prepared on a basis not consistent with U.S. generally accepted accounting principles (GAAP). Assets are not allocated to segments for internal reporting purposes.

Reconciling items for revenue include certain elements of unearned revenue and the treatment of certain channel inventory amounts and estimates. In addition to the reconciling items for revenue, reconciling items for operating income (loss) for the three months ended March 31, include general and administrative expenses ($185 million in 2000 and $239 million in 2001), certain research expenses ($33 million in 2000 and $37 million in 2001), and other corporate level adjustments. For the nine months ended March 31, reconciling items for operating income
(loss) include general and administrative expenses ($847 million in 2000 and $621 million in 2001), certain research expenses ($104 million in 2000 and $111 million in 2001), and other corporate level adjustments. The internal P&Ls use accelerated methods of depreciation and amortization. Additionally, losses on equity investees and minority interest are classified in operating income for internal reporting presentations.

Subsequent Event

On April 5, 2001, the Company announced the completion of its acquisition of Great Plains Software, Inc., a leading supplier of mid-market business applications. The acquisition is structured as a stock purchase and is valued at approximately $1.1 billion. Each share of Great Plains common stock will be exchanged for 1.1 shares of Microsoft common stock.

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

Management's Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations that are based on assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as: general economic conditions; changes in the rate of PC shipments; technological shifts; customer demand; market acceptance of new products and services; competitive products, services and pricing; changes in product and service mix; delay in product ship schedules; product life cycles; currency fluctuations; sale terms and conditions; financial market volatility affecting the value of Microsoft's investments that may result in a reduction in carrying value and recognition of losses; litigation; and other factors discussed in the Company's 2000 Form 10-K and other reports and filings with the Securities and Exchange Commission.

Revenue

Revenue for the third quarter of fiscal year 2001 was $6.46 billion, an increase of 14% over the third quarter of fiscal 2000. For the first nine months of fiscal year 2001, revenue was $18.84 billion, an increase of 10% over the first nine months of fiscal 2000. The revenue growth was driven primarily by licensing of Microsoft Windows 2000 Professional, Microsoft SQL Server, and the other .NET Enterprise Servers. Revenue from Consumer Software, Services, and Devices also grew strongly.

Product Revenue

Microsoft has four segments: Desktop and Enterprise Software and Services; Consumer Software, Services, and Devices; Consumer Commerce Investments; and Other. The Management Discussion and Analysis presentation of revenue differs from that reported under the Company's Segment Information since reconciling amounts are allocated to the segments.

Desktop and Enterprise Software and Services includes Desktop Applications; Desktop Platforms; and Enterprise Software and Services. In the third quarter of fiscal 2001, Desktop and Enterprise Software and Services revenue was $5.72 billion, up 13% from $5.06 billion. For the first nine months of fiscal year 2001, Desktop and Enterprise Software and Services revenue was $16.57 billion, up 8% from $15.27 billion in the prior year.

Desktop Applications includes revenue from Microsoft Office; Microsoft Project; Visio; client access licenses (CALs) for Windows NT Server and Windows 2000 Server, Exchange, and BackOffice; and bCentral. Revenue from Desktop Applications was $2.41 billion in the March quarter of fiscal 2001, up 7% from $2.26 billion in the prior year. Revenue from client access licenses showed a strong increase from the third quarter of the prior year related to strong licensing growth of Windows NT Server and Windows 2000 Server CALs, Exchange CALs, and BackOffice CALs. Revenue from Desktop Applications was $7.04 billion in the first nine months of fiscal 2001, which was flat compared to revenue of $7.01 billion in the prior year. Reported revenue in the first nine months of fiscal 2000 was positively impacted by $214 million related to the fulfillment of the Microsoft Office 2000 Technology Guarantee.

Desktop Platforms includes revenue from Windows 2000 Professional, Windows NT Workstation, Windows Millennium Edition (Windows Me), Windows 98, and other desktop operating systems. Desktop Platforms revenue was $2.05 billion in the third quarter, representing 16% growth from the third quarter of the prior year. Revenue was $6.00 billion in the first nine months of fiscal 2001, representing 14% growth from the first nine months of fiscal 2000. Continued strong adoption of Windows 2000 Professional contributed significantly to the strong revenue growth. However, the slowdown in overall PC shipments compared to growth rates in the prior year hampered revenue growth from Windows Me and Windows 98 operating systems.

--------------------------------------------------------------------------------

Enterprise Software and Services includes Enterprise Platforms; Server Applications; Developer Tools and Services; and Enterprise Services. As a result of the continued adoption of Microsoft's .NET Enterprise Server offerings, Server Applications, including Exchange Server and SQL Server and client access licenses, increased 53% compared to the March quarter of fiscal 2000. SQL Server and client access licenses revenue growth was robust compared to the prior year's third quarter. Other server application products revenue experienced strong growth due to migration to the new product versions, Exchange 2000 Server and BackOffice Server 2000. Enterprise Platforms, which includes Windows 2000 Server and Windows NT Server operating systems, continues to make progress with new mission critical deployments and grew 5% from the third quarter of fiscal 2000. Enterprise Services revenue, representing consulting and product support services, was up 38% compared to the prior year's comparable quarter. Revenue from Developer Tools and Services declined slightly. Enterprise Software and Services revenue in the first nine months of fiscal 2001 increased 18% to $3.54 billion. Enterprise Services revenue increased 33%, Server Applications revenue increased 31%, Enterprise Platforms revenue increased 8%, and revenue from Developer Tools and Services increased 2% from the prior year comparable period.

Consumer Software, Services, and Devices includes MSN Internet access; MSN network services; WebTV Internet access and services; PC and online games; learning and productivity software; mobile and wireless devices; and embedded systems. Consumer Software, Services, and Devices revenue reached $460 million in the third quarter of fiscal 2001, up 22% from the third quarter of the prior year. Revenue growth from MSN network services revenue slowed due to the decline in the online advertising marketplace, however, MSN Internet access revenue grew strongly as a result of an increased subscriber base, partially offset by a decline in the average revenue per subscriber due to a larger mix of subscribers contracted under rebate programs. Learning and productivity software revenue and PC and online games revenue declined from the March quarter of fiscal 2000, due to softness in the overall consumer market. Consumer Software, Services, and Devices revenue reached $1.45 billion in the first nine months of fiscal 2001, up 20% from the first nine months of the prior year. MSN Internet access, MSN network services revenue and revenue from embedded systems grew strongly from the prior year period.

Consumer Commerce Investments include Expedia, Inc., the HomeAdvisor online real estate service, and the CarPoint online automotive service. Third quarter revenue totaled $129 million, compared to $46 million in the prior year's third quarter. Revenue for the first nine months totaled $325 million, compared to $94 million in the prior year. Acquisitions of Travelscape.com and VacationSpot.com by Expedia, Inc., and increased product offerings from Expedia led to the strong revenue growth compared to the prior year.

Other primarily includes Hardware and Microsoft Press. Other revenue was $149 million in the March quarter of fiscal 2001, declining from $176 million reported in the prior year's March quarter. For the nine months of fiscal 2001, Other revenue was $502 million, compared to $577 million reported in the prior year. Lower sales of gaming devices and other hardware peripherals resulted in declining revenue compared to the prior year.

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

OEM third quarter revenue was $1.99 billion, up 19% from revenue of $1.67 billion in the comparable quarter of fiscal 2000. Although overall license growth was impacted by a slowdown in PC shipments, adoption of Windows 2000 Professional and Windows NT Workstation in the OEM channel increased substantially resulting in higher average revenue per license. Additionally, revenue growth was positively impacted by the recognition of unearned revenue from prior periods when OEM growth rates were higher. For the first nine months, OEM revenue was $5.86 billion, up 11% from revenue of $5.28 billion in the comparable period of fiscal 2000. The revenue growth was affected by a slowdown in PC shipments. However, migration to Windows NT Workstation and Windows 2000 Professional in the OEM channel increased.

South Pacific and Americas Region revenue in the March quarter was $2.42 billion, up 20% compared to $2.02 billion in the prior year. Revenue growth in the region, principally the United States, benefited from continued migration to the .NET Enterprise family of products, increased focus on customer alignment and sales force automation, and successful anti-piracy efforts. In terms of products, the regional growth was led by strong licensing of Windows 2000 Professional and the family of .NET Enterprise Servers, especially SQL Server 2000. Revenue

--------------------------------------------------------------------------------
from enterprise consulting and support services, MSN online, and consumer commerce investments also grew strongly. Office integrated suites revenue also showed a healthy increase from the prior year's comparable quarter. Revenue in the first nine months of fiscal 2001 was $6.98 billion, up 15% compared to $6.09 billion in the prior year. Revenue growth was attributed to strong licensing of Windows 2000 Professional, and the family of .NET Enterprise Servers, especially SQL Server 2000. Revenue from enterprise consulting and support services, MSN online, and consumer commerce investments also grew strongly. The revenue growth resulted primarily from increased U.S. revenue.

Europe, Middle East, and Africa Region revenue was $1.20 billion, declining slightly from $1.26 billion reported in the third quarter of the prior year. For the first nine months of fiscal 2001, revenue was $3.72 billion, down 4% from the first nine months of fiscal 2000. Weakening local currencies negatively impacted translated revenue compared to the prior year. Revenue in the region would have increased 3% in the third quarter and 6% in the first nine months of fiscal 2001 if foreign exchange rates were constant with those of the prior year. Revenue from Windows 2000 Professional and the .NET Enterprise Server family of products was very healthy.

Asia Region revenue increased 18% to $836 million from the March quarter of the prior year. For the first nine months of fiscal 2001, revenue increased 20% to $2.28 billion from the similar period of the prior year. The region's growth rate reflected strong revenue from localized versions of Microsoft Office 2000, especially the Office Personal suite and .NET Server applications. Revenue in the region would have increased 27% compared to the third quarter of fiscal 2000 if foreign exchange rates were constant with those of the prior year. Revenue for the first nine months of fiscal 2001 would have grown 21% if foreign exchange rates were constant with those of the prior year. During the March quarter, revenue growth was particularly strong in Korea and Hong Kong, a result of successful anti-piracy efforts, and in the South Asia region. For the first nine months of fiscal 2001, revenue grew strongly in nearly all countries in the Asia region.

Translated international revenue is affected by foreign exchange rates. As noted above, the net impact of foreign exchange rates on revenue was negative in the March quarter compared to a year ago, due to weaker European and Japanese currencies versus the U.S. dollar. Had the rates from the prior year's comparable quarter been in effect in the third quarter of fiscal 2001, translated international revenue billed in local currencies would have been approximately $160 million higher. The net impact of foreign exchange rates on revenue was also negative in the first nine months of fiscal 2001 compared to a year ago, due primarily to weaker European currencies versus the U.S. dollar. Had the rates from the prior year's comparable period been in effect in the first nine months of fiscal 2001, translated international revenue billed in local currencies would have been approximately $425 million higher. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses

Cost of revenue was $952 million or 14.7% as a percent of revenue in the third quarter, up from $752 million or 13.3% as a percent of revenue in the third quarter of the prior year. For the first nine months of fiscal 2001, cost of revenue was $2.71 billion or 14.4% as a percentage of revenue, up from $2.22 billion or 12.9% as a percentage of revenue in the first nine months of fiscal 2000. Higher support and service costs associated with the MSN Internet access and MSN network services were partially offset by the lower relative costs associated with organizational licensing and the drop in the mix of packaged product versus the prior year, which carries a higher relative cost than organizational licensing.

Research and development expenses in the third quarter increased 10% from the third quarter of the prior year to $1.07 billion. The increase in R&D expenses was the result of higher headcount-related costs, partially offset by lower development and localization costs. Research and development expenses in the first nine months of fiscal 2001 increased 12% from the comparable prior year period. The increase in R&D expenses in the first nine months of fiscal 2001 was the result of higher headcount-related costs and investments in new product initiatives.

Sales and marketing expenses were $1.20 billion in the March quarter, or 18.6% of revenue, compared to $1.01 billion in the third quarter of the prior year, or 17.9% of revenue. Sales and marketing expenses as a percent of revenue increased due to higher relative headcount related costs and increased marketing costs associated with the Microsoft Agility advertising campaign, co-marketing for MSN Internet Access through distribution partners, bCentral small business portal, and other new sales initiatives. For the first nine months of fiscal 2001, sales and marketing expenses were $3.53 billion, or 18.7% of revenue, compared to $2.95 billion, or 17.2% of revenue, in the first nine months of fiscal 2000. The increase was due to higher relative headcount related costs, higher marketing

--------------------------------------------------------------------------------
costs and sales expenses associated with MSN, costs associated with the Microsoft Agility advertising campaign, and other new sales initiatives.

General and administrative costs were $239 million in the third quarter compared to $185 million in the comparable quarter of the prior year. General and administrative costs increase from the third quarter of fiscal 2000, due to higher headcount-related costs and legal fees. General and administrative costs were $621 million in the first nine months compared to $847 million in the comparable period of the prior year. In the December quarter of fiscal 2000, general and administrative costs included a charge related to the settlement of the lawsuit with Caldera, Inc.

Non-operating Items, Investment Income, and Income Taxes

Losses on equity investees and other incorporates Microsoft's share of income or loss from the MSNBC entities, Avanade, Wireless Knowledge, StarBand Communications, and other investments accounted for using the equity method. Losses on equity investees and other increased $42 million over the third quarter of fiscal 2000 and $93 million over the first nine months of fiscal 2000, primarily reflecting an increase in the number of such investments during fiscal 2001.

Third quarter investment income was $706 million compared to $882 million in the third quarter of the prior year. The decrease was due to lower net recognized gains, partially offset by higher interest income from the larger investment portfolio. Net recognized gains represented $110 million of the investment income in the third quarter of fiscal 2001, a decrease of $344 million from the prior year's comparable quarter, reflecting $364 million in impairments of certain investments and $90 million of net losses attributable to derivative instruments, partially offset by higher net gains from the sales of investments. Interest and dividend income reached $596 million compared to $428 million in the prior year's comparable quarter. For the first nine months of 2001, investment income was $2.58 billion compared to $2.20 billion in the similar period of the prior year. Interest and dividend income increased $517 million, reflecting the larger investment portfolio. Net recognized gains on investments decreased $135 million, reflecting $882 million in impairments of certain investments and $516 million of net losses attributable to derivative instruments, partially offset by higher net gains from the sales of investments, including a gain from Microsoft's investment in Titus Communications (which was merged with Jupiter Telecommunications) and the closing of the sale of Transpoint to CheckFree Holdings Corp.

Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. Microsoft employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, Microsoft evaluates, among other factors, the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and Microsoft's intent and ability to hold the investment, including strategic factors. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.

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

Financial Condition

Cash and short-term investments totaled $30.02 billion as of March 31, 2001. Cash flow from operations was $9.84 billion in the first nine months of fiscal 2001, an increase of $1.11 billion from the first nine months of the prior year, reflecting the growth in earned and unearned revenue. The stock option income tax benefit decrease of $2.73 billion,

--------------------------------------------------------------------------------
reflecting decreased stock option exercises by employees, was offset by favorable changes in deferred taxes and income taxes payable. Cash used for financing was $3.96 billion in the first nine months of fiscal 2001, an increase of $1.29 billion from the first nine months of the prior year. The increase primarily reflects repurchases of put warrants in the current fiscal year compared to the sale of put warrants in the prior fiscal year. During the first nine months of fiscal 2001, the Company repurchased 65.4 million shares of common stock under its share repurchase program, compared to 54.7 million shares repurchased in the first nine months of the prior year. Cash used for investing was $6.59 billion in the first nine months of fiscal 2001, an increase of $663 million from the first nine months of the prior year, reflecting the increase in the investment portfolio.

On April 5, 2001, the Company announced the completion of its acquisition of Great Plains Software, Inc., a leading supplier of mid-market business applications. The acquisition is structured as a stock purchase and is valued at approximately $1.1 billion. Each share of Great Plains common stock will be exchanged for 1.1 shares of Microsoft common stock.

Microsoft has no material long-term debt. Stockholders' equity at March 31, 2001 was $48.09 billion. Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $212 million on March 31, 2001.

Since fiscal 1990, Microsoft has repurchased 830 million common shares while
2.08 billion shares were issued under the Company's employee stock option and purchase plans. The market value of all outstanding stock options was $51 billion as of March 31, 2001. During December 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable preferred stock. The Company's convertible preferred stock matured on December 15, 1999. Each preferred share was converted into 1.1273 common shares.

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

The Company uses a value-at-risk (VAR) model to estimate and quantify its market risks. The VAR model is not intended to represent actual losses in fair value, but is used as a risk estimation and management tool. Assumptions applied to the VAR model at June 30, 2000 and March 31, 2001 include the following: normal market conditions; Monte Carlo modeling with 10,000 simulated market price paths; a 97.5% confidence interval; and a 20-day estimated loss in fair value for each market risk category. Accordingly, 97.5% of the time the estimated 20-day loss in fair value would be nominal for foreign currency denominated investments and accounts receivable at June 30, 2000 and March 31, 2001, and would not exceed $211 million and $355 million at June 30, 2000 and March 31, 2001 for interest-sensitive investments or $1.02 billion and $520 million at June 30, 2000 and March 31, 2001 for equity securities.

--------------------------------------------------------------------------------

                          Part II.  Other Information

Item 1.  Legal Proceedings

See notes to financial statements.

Item 6.  Exhibits and Reports on Form 8-K

(A)  Exhibits

None

(B)  Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2001.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

--------------------------------------------------------------------------------

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                           Microsoft Corporation

  Date:  May 15, 2001      By:  /s/   John G. Connors
                              --------------------------------------------------
                              John G. Connors
                              Senior Vice President, Finance and Administration; Chief Financial Officer

                              (Principal Financial and Accounting Officer and Duly Authorized Officer)

--------------------------------------------------------------------------------