Form 10-Q
period 2001-09-30
MICROSOFT CORP
filed 2001-10-26
CIK 789019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                             _____________________

                                    FORM 10-Q

              [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended September 30, 2001

              [_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the Transition Period From _____ to ____

                             _____________________


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


The number of shares outstanding of the registrant's common stock as of September 30, 2001 was 5,385,753,545.

================================================================================

                              MICROSOFT CORPORATION

                                    FORM 10-Q

                    For the Quarter Ended September 30, 2001

                                      INDEX

Part I.  Financial Information

         Item 1.  Financial Statements                                                 Page
                                                                                       ----
                  a)  Income Statements
                      for the Three Months Ended September 30, 2000 and 2001 .........   1

                  b)  Balance Sheets
                      as of June 30, 2001 and September 30, 2001 .....................   2

                  c)  Cash Flows Statements
                      for the Three Months Ended September 30, 2000 and 2001 .........   3

                  d)  Stockholders' Equity Statements
                      for the Three Months Ended September 30, 2000 and 2001 .........   4

                  e)  Notes to Financial Statements ..................................   5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations ................................  10

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk .........  14


Part II.  Other Information

         Item 1.  Legal Proceedings ..................................................  15

         Item 6.  Exhibits and Reports on Form 8-K ...................................  15


Signature ............................................................................  16

                          Part I. Financial Information

Item 1.  Financial Statements

MICROSOFT CORPORATION

Income Statements
(In millions, except earnings per share)(Unaudited)
--------------------------------------------------------------------------------

                                                              Three Months Ended
                                                                    Sept. 30

                                                                2000        2001
----------------------------------------------------------------------------------
Revenue                                                       $5,766      $6,126
Operating expenses:
  Cost of revenue                                                825         884
  Research and development                                       956       1,013
  Sales and marketing                                          1,038       1,145
  General and administrative                                     170         187
----------------------------------------------------------------------------------
    Total operating expenses                                   2,989       3,229
----------------------------------------------------------------------------------
Operating income                                               2,777       2,897
Losses on equity investees and other                             (52)        (30)
Investment income/(loss)                                       1,127        (980)
----------------------------------------------------------------------------------
Income before income taxes                                     3,852       1,887
Provision for income taxes                                     1,271         604
----------------------------------------------------------------------------------
Income before accounting change                                2,581       1,283
Cumulative effect of accounting change (net of
  income taxes of $185)                                         (375)          -
----------------------------------------------------------------------------------
Net income                                                    $2,206      $1,283
----------------------------------------------------------------------------------

Basic earnings per share:
  Before accounting change                                    $ 0.49      $ 0.24
  Cumulative effect of accounting change                       (0.07)          -
----------------------------------------------------------------------------------
                                                              $ 0.42      $ 0.24
----------------------------------------------------------------------------------

Diluted earnings per share:
  Before accounting change                                    $ 0.46      $ 0.23
  Cumulative effect of accounting change                       (0.06)          -
----------------------------------------------------------------------------------
                                                              $ 0.40      $ 0.23
----------------------------------------------------------------------------------

Weighted average shares outstanding:
  Basic                                                        5,299       5,398
----------------------------------------------------------------------------------
  Diluted                                                      5,557       5,567
----------------------------------------------------------------------------------



                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Balance Sheets
(In millions)

--------------------------------------------------------------------------------

                                                                                  June 30      Sept. 30
                                                                                    2001       2001 (1)
---------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and equivalents                                                             $ 3,922       $ 3,113
  Short-term investments                                                            27,678        33,050
---------------------------------------------------------------------------------------------------------
    Total cash and short-term investments                                           31,600        36,163
  Accounts receivable                                                                3,671         3,615
  Deferred income taxes                                                              1,949         1,993
  Other                                                                              2,417         2,561
---------------------------------------------------------------------------------------------------------
    Total current assets                                                            39,637        44,332
Property and equipment, net                                                          2,309         2,261
Equity investments                                                                  14,361        12,035
Goodwill                                                                             1,511         1,511
Intangible assets, net                                                                 401           394
Other assets                                                                         1,038           834
---------------------------------------------------------------------------------------------------------
      Total assets                                                                 $59,257       $61,367
---------------------------------------------------------------------------------------------------------

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                 $ 1,188       $ 1,143
  Accrued compensation                                                                 742           586
  Income taxes                                                                       1,468         2,131
  Unearned revenue                                                                   5,614         5,849
  Other                                                                              2,120         3,153
---------------------------------------------------------------------------------------------------------
    Total current liabilities                                                       11,132        12,862
---------------------------------------------------------------------------------------------------------
Deferred income taxes                                                                  836             -
---------------------------------------------------------------------------------------------------------
Commitments and contingencies
Stockholders' equity:
  Common stock and paid-in capital -
    shares authorized 12,000; outstanding 5,383 and 5,386                           28,390        29,296
  Retained earnings, including accumulated other comprehensive
    income of $587 and $621                                                         18,899        19,209
---------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                      47,289        48,505
---------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                   $59,257       $61,367
---------------------------------------------------------------------------------------------------------


(1) Unaudited


                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Cash Flows Statements
(In millions)(Unaudited)
--------------------------------------------------------------------------------

                                                                                  Three Months Ended
                                                                                        Sept. 30
                                                                                2000                2001
---------------------------------------------------------------------------------------------------------
Operations
  Net income                                                               $   2,206           $   1,283
  Cumulative effect of accounting change, net of tax                             375                   -
  Depreciation, amortization, and other noncash items                            250                 282
  Net recognized (gains)/ losses on investments                                 (599)              1,517
  Stock option income tax benefits                                               453                 415
  Deferred income taxes                                                          734                (839)
  Unearned revenue                                                             1,457               1,104
  Recognition of unearned revenue from prior periods                          (1,507)               (914)
  Accounts receivable                                                            116                  69
  Other current assets                                                          (211)                (39)
  Other long-term assets                                                         (61)                122
  Other current liabilities                                                     (253)                389
---------------------------------------------------------------------------------------------------------
    Net cash from operations                                                   2,960               3,389
---------------------------------------------------------------------------------------------------------
Financing
  Common stock issued                                                            375                 391
  Common stock repurchased                                                    (1,752)             (1,125)
  Put warrant proceeds                                                            81                   -
---------------------------------------------------------------------------------------------------------
    Net cash used for financing                                               (1,296)               (734)
---------------------------------------------------------------------------------------------------------
Investing
  Additions to property and equipment                                           (245)               (150)
  Purchases of investments                                                   (13,723)            (16,020)
  Maturities of investments                                                    1,570                 861
  Sales of investments                                                         8,462              11,840
---------------------------------------------------------------------------------------------------------
    Net cash used for investing                                               (3,936)             (3,469)
---------------------------------------------------------------------------------------------------------
Net change in cash and equivalents                                            (2,272)               (814)
Effect of exchange rates on cash and equivalents                                  67                   5
Cash and equivalents, beginning of period                                      4,846               3,922
---------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                        $   2,641           $   3,113
=========================================================================================================


                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Stockholders' Equity Statements
(In millions)(Unaudited)
--------------------------------------------------------------------------------

                                                                           Three Months Ended
                                                                                Sept. 30
                                                                       2000                 2001
     ---------------------------------------------------------------------------------------------
     Common stock and paid-in capital
       Balance, beginning of period                                  $23,195              $28,390
       Common stock issued                                             3,055                  609
       Common stock repurchased                                         (123)                (118)
       Proceeds from sale of put warrants                                 81                    -
       Stock option income tax benefits                                  453                  415
     ---------------------------------------------------------------------------------------------
         Balance, end of period                                       26,661               29,296
     ---------------------------------------------------------------------------------------------
     Retained earnings
       Balance, beginning of period                                   18,173               18,899
     ---------------------------------------------------------------------------------------------
       Net income                                                      2,206                1,283
       Other comprehensive income:
         Cumulative effect of accounting change                          (75)                   -
         Net gains/(losses) on derivative instruments                    432                  (51)
         Net unrealized investment gains/(losses)                       (484)                  46
         Translation adjustments and other                                59                   39
     ---------------------------------------------------------------------------------------------
           Comprehensive income                                        2,138                1,317
       Common stock repurchased                                       (1,629)              (1,007)
     ---------------------------------------------------------------------------------------------
         Balance, end of period                                       18,682               19,209
     ---------------------------------------------------------------------------------------------
           Total stockholders' equity                                $45,343              $48,505
     =============================================================================================


                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

Notes To Financial Statements
(Unaudited)
--------------------------------------------------------------------------------

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, as well as the accounting changes to adopt Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns, concessions and bad debts, and the length of product life cycles and buildings' lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 2001 Form 10-K. Certain reclassifications have been made for consistent presentation.

Accounting Changes

Effective July 1, 2000, Microsoft adopted SFAS 133, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS 133 resulted in a pre-tax reduction to income of $560 million ($375 million after-tax) and a pre-tax reduction to other comprehensive income (OCI) of $112 million ($75 million after-tax).

Effective July 1, 2001, Microsoft adopted SFAS 141 and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142.

Net income and earnings per share for the first quarter of fiscal 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

                                            Three Months
                                                Ended
                                              Sept. 30,
(In millions, except earnings per share)         2000
--------------------------------------------------------
Net income:
  Reported net income                            $2,206
  Goodwill amortization                              56
  Equity method goodwill amortization                 5
--------------------------------------------------------
    Adjusted net income                          $2,267
========================================================

Basic earnings per share:
  Reported basic earnings per share               $0.42
  Goodwill amortization                            0.01
  Equity method goodwill amortization                 -
--------------------------------------------------------
    Adjusted basic earnings per share             $0.43
========================================================

Diluted earnings per share:
  Reported diluted earnings per share             $0.40
  Goodwill amortization                            0.01
  Equity method goodwill amortization                 -
--------------------------------------------------------
    Adjusted diluted earnings per share           $0.41
========================================================


During the first quarter of fiscal 2002, no goodwill was acquired, impaired, or written off. As of September 30, 2001, Desktop and Enterprise Software and Services goodwill was $1.10 billion, Consumer Software, Services, and Devices goodwill was $256 million, and Consumer Commerce Investments goodwill was $151 million.

All of Microsoft's acquired intangible assets are subject to amortization. During the first quarter of fiscal 2002, the Company acquired $35 million in contract-based intangible assets and $13 million in technology-based intangible assets, which will be amortized over approximately 3 years. No

--------------------------------------------------------------------------------
significant residual value is estimated for these intangible assets.
Intangible assets amortization expense for the first quarter of fiscal 2002 was $55 million. The components of intangible assets were as follows:


                                     June 30, 2001                             Sept. 30, 2001
                       --------------------------------------       --------------------------------------
                          Gross Carrying      Accumulated             Gross Carrying       Accumulated
(In millions)                 Amount          Amortization                Amount           Amortization
----------------------------------------------------------------------------------------------------------
Contract-based                 $407              $(177)                    $442                $(215)
Technology-based                157                (27)                     170                  (38)
Marketing-related and other      83                (42)                      83                  (48)
----------------------------------------------------------------------------------------------------------
  Intangible assets            $647              $(246)                    $695                $(301)
==========================================================================================================


Intangible assets amortization expense is estimated to be $142 million for the remainder of fiscal 2002, $125 million in fiscal 2003, $87 million in fiscal 2004, $38 million in fiscal 2005, and $2 million in fiscal 2006.

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding put warrants using the "reverse treasury stock" method and outstanding stock options using the "treasury stock" method.

The components of basic and diluted earnings per share were as follows:

Earnings Per Share
(In millions, except earnings per share)
--------------------------------------------------------------------------------

                                                                          Three Months Ended
                                                                               Sept. 30
                                                                       2000               2001
-------------------------------------------------------------------------------------------------
Income before accounting change (A)                                  $2,581             $1,283
Cumulative effect of accounting change                                 (375)                 -
-------------------------------------------------------------------------------------------------
Net income available for common shareholders                         $2,206             $1,283
=================================================================================================

Weighted average outstanding shares of common stock (B)               5,299              5,398
Dilutive effect of:
  Put warrants                                                           10                  -
  Employee stock options                                                248                169
-------------------------------------------------------------------------------------------------
Common stock and common stock equivalents (C)                         5,557              5,567
=================================================================================================

Earnings per share before accounting change:
  Basic (A/B)                                                        $ 0.49             $ 0.24
-------------------------------------------------------------------------------------------------
  Diluted (A/C)                                                      $ 0.46             $ 0.23
=================================================================================================

Unearned Revenue

A portion of Microsoft's revenue is earned ratably over the product life cycle or, in the case of subscriptions, over the period of the license agreement.

End users receive certain elements of the Company's products over a period of time. These elements include browser technologies and technical support. Consequently, Microsoft's earned revenue reflects the recognition of the fair value of these elements over the product's life cycle. The percentage of revenue recognized ratably ranges from approximately 15% to 25% of Windows desktop operating systems and approximately 10% to 20% of desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three years for Windows operating systems and 18 months for desktop applications. The Company also sells subscriptions to certain products via maintenance and certain organization license agreements. At September 30, 2001, unearned revenue was $5.85 billion, compared to $4.77 billion at September 30, 2000. Desktop Applications unearned revenue was $2.39 billion, compared to $1.68 billion at September 30, 2000. Desktop Platforms unearned revenue was $2.66 billion, compared to $2.36 billion at September 30, 2000.

--------------------------------------------------------------------------------

Enterprise Software and Services unearned revenue was $470 million, compared to $400 million at September 30, 2000. Unearned revenue associated with Consumer Software, Services, and Devices and Other was $325 million, compared to $328 million a year ago.

Stockholders' Equity

The Company repurchases its common shares in the open market to provide shares for issuance to employees under stock option and stock purchase plans. During the first quarter of fiscal 2001 and 2002, the Company repurchased 25.5 million and 21.6 million shares of Microsoft common stock.

Operational Transactions

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

Investment Income/(Loss)

The components of investment income/(loss) are as follows:

                                                                    Three Months Ended
                                                                         Sept. 30
(In millions)                                                    2000               2001
------------------------------------------------------------------------------------------
Dividends                                                      $   97            $    88
Interest                                                          431                449
Recognized net gains/(losses) on investments                      599             (1,517)
------------------------------------------------------------------------------------------
  Investment income/(loss)                                     $1,127            $  (980)
==========================================================================================

Contingencies

The Company is a defendant in U.S. v. Microsoft, a lawsuit filed by the Antitrust Division of the U.S. Department of Justice (DOJ) and a group of eighteen state Attorneys General alleging violations of the Sherman Act and various state antitrust laws. After the trial, the District Court entered Findings of Fact and Conclusions of Law stating that Microsoft had violated Sections 1 and 2 of the Sherman Act and various state antitrust laws. A Judgment was entered on June 7, 2000 ordering, among other things, the breakup of Microsoft into two companies. The Judgment was stayed pending an appeal. On June 28, 2001, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part, reversed in part, and vacated the Judgment in its entirety and remanded the case to the District Court for a new trial on one Section 1 claim and for entry of a new judgment consistent with its ruling. In its ruling, the Court of Appeals substantially narrowed the bases of liability found by the District Court, but affirmed some of the District Court's conclusions that Microsoft had violated Section 2. On September 6, 2001, the plaintiffs announced that on remand they will not ask the Court to break Microsoft up, that they will seek imposition of conduct remedies, and that they will not retry the one
Section 1 claim returned to the District Court by the Court of Appeals. On August 7, 2001, Microsoft petitioned the Supreme Court for a writ of certiorari to review the appellate court's ruling concerning its disqualification of the District Court judge. The Supreme Court denied the petition on October 9, 2001. Microsoft may petition the Supreme Court to review other aspects of the appellate court's decision after final judgment is entered. On October 12, 2001, the trial court held a status conference and entered orders requiring the parties to engage in settlement discussions until November 2, 2001. If no settlement is reached by that date, the parties will begin discovery leading to an evidentiary hearing on remedies on March 11, 2002.

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

--------------------------------------------------------------------------------

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

A purported class action employment discrimination case is pending against Microsoft, Donaldson v. Microsoft, a single action consolidating three separately filed class action complaints filed in October 2000 and February 2001 in Federal court in Seattle, Washington. The Donaldson plaintiffs purport to represent a nationwide class of current and former African American and female Microsoft employees and seek injunctive relief, an unspecified amount of compensatory and punitive damages, and attorneys' fees. The Donaldson plaintiffs allege that Microsoft's compensation, evaluation, and promotion policies are discriminatory with respect to the plaintiffs in violation of Title VII of the 1964 Civil Rights Act and 42 U.S.C. (S) 1981. A class certification hearing was held before the district court on October 19, 2001 and a decision is expected shortly. Microsoft denies the allegations and is vigorously defending the case.

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

Segment Information

(In millions)
--------------------------------------------------------------------------------------------------------------

                               Desktop and      Consumer
                                Enterprise      Software,      Consumer
Three Months                     Software       Services,      Commerce             Reconciling
Ended Sept. 30                 and Services    and Devices   Investments    Other     Amounts    Consolidated
--------------------------------------------------------------------------------------------------------------
2000
Revenue                              $5,119          $ 463           $ 63     $156       $ (35)       $5,766
Operating income (loss)               3,385           (261)           (39)      20        (328)       $2,777
--------------------------------------------------------------------------------------------------------------

2001
Revenue                              $5,433          $ 484           $ 94     $126       $ (11)       $6,126
Operating income (loss)               3,413           (318)             6       16        (220)        2,897
--------------------------------------------------------------------------------------------------------------

Desktop and Enterprise Software and Services Revenue:

                                                      Three Months Ended
                                                           Sept. 30
(In millions)                                        2000            2001
----------------------------------------------------------------------------
Desktop Applications                                $2,075          $2,212
Desktop Platforms                                    1,992           2,016
----------------------------------------------------------------------------
  Desktop Software                                   4,067           4,228
  Enterprise Software and Services                   1,052           1,205
----------------------------------------------------------------------------
    Total Desktop and Enterprise Software
      and Services                                  $5,119          $5,433
----------------------------------------------------------------------------

Microsoft has four segments: Desktop and Enterprise Software and Services; Consumer Software, Services, and Devices; Consumer Commerce Investments; and Other. Desktop and Enterprise Software and Services operating

--------------------------------------------------------------------------------
segment includes Desktop Applications, Desktop Platforms, and Enterprise Software and Services. Desktop Applications include Microsoft Office; Microsoft Project; Visio; client access licenses for Windows NT Server and Windows 2000 Server, Exchange, and BackOffice; Microsoft Great Plains; and bCentral. Desktop Platforms include Windows 2000 Professional, Windows NT Workstation, Windows Millennium Edition (Windows Me), Windows 98, and other desktop operating systems. Enterprise Software and Services includes Server Platforms; Server Applications; developer tools and services; and Enterprise services. Consumer Software, Services, and Devices operating segment includes MSN Internet access, MSN network services, PC and online games, Xbox, learning and productivity software, mobility and embedded systems. Consumer Commerce Investments operating segment includes Expedia, Inc., the HomeAdvisor online real estate service, and the CarPoint online automotive service. Other primarily includes Hardware and Microsoft Press.

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business, including internal profit and loss statements (P&Ls) prepared on a basis not consistent with generally accepted accounting principles. Assets are not allocated to segments for internal reporting presentations.

Reconciling items for revenue include certain elements of unearned revenue and the treatment of certain channel inventory amounts and estimates. In addition to the reconciling items for revenue, reconciling items for operating income/(loss) include general and administrative expenses ($170 million in 2000 and $187 million in 2001), certain research expenses ($39 million in 2000 and $37 million in 2001), and other corporate level adjustments. The internal P&Ls use accelerated methods of depreciation and amortization. Additionally, losses on equity investees and minority interest are classified in operating income for internal reporting presentations.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Microsoft develops, manufactures, licenses, and supports a wide range of software products for a multitude of computing devices. Microsoft software includes scalable operating systems for servers, personal computers (PCs), and intelligent devices; server applications for client/server environments; knowledge worker productivity applications; and software development tools. The Company's online efforts include the MSN network of Internet products and services and alliances with companies involved with broadband access and various forms of digital interactivity. Microsoft also licenses consumer software programs; sells hardware devices; provides consulting services; trains and certifies system integrators and developers; and researches and develops advanced technologies for future software products and services.

Management's Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as: entry into markets with vigorous competition, market acceptance of new products and services, adoption of new licensing programs, continued acceptance of existing products and services, delays in product development and related product release schedules, reliance on sole source suppliers, or shortages of key components for hardware products that delay product delivery, any of which may cause revenues and income to fall short of anticipated levels; the risk of obsolete inventory or product returns by distributors, resellers and retailers; the risk of warranty and other claims on hardware products; higher relative marketing expenses associated with new product releases; changes in the rate of PC shipments; technological shifts; customer demand for Microsoft's products and services; the support of third party software developers for new or existing platforms; competitive products, services and pricing; changes in product and service mix; product life cycles; sale terms and conditions; the Company's ability to efficiently integrate acquired businesses; implementation of cost structures that align with revenue growth; the financial condition of vendors, resellers and retailers; unavailability of insurance; uninsured losses (including the effects of the terrorist attacks on the United States on Sept. 11, 2001); adverse results in litigation; the effects of terrorist activity and armed conflict such as disruptions in general economic activity and changes in Microsoft's operations and security arrangements; general economic conditions that affect demand for computer hardware or software; currency fluctuations; financial market volatility affecting the value of Microsoft's investments that may result in a reduction in carrying value and recognition of losses; and other issues discussed in the Company's 2001 Form 10-K.

Revenue

Revenue for the first quarter of fiscal year 2002 was $6.13 billion, an increase of 6% over the first quarter of fiscal 2001. The revenue growth was driven primarily by the licensing of Microsoft Windows 2000 Professional and Server, Microsoft SQL Server, and the other .NET Enterprise Servers.

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

Desktop and Enterprise Software and Services includes Desktop Applications; Desktop Platforms; and Enterprise Software and Services. Desktop and Enterprise Software and Services revenue was $5.40 billion for the first quarter, an increase of 7% from $5.06 billion recorded in the first quarter of the prior year. Desktop Applications includes revenue from Microsoft Office; Microsoft Project; Visio; client access licenses (CALs) for Windows NT Server and Windows 2000 Server, Exchange, and BackOffice; Microsoft Great Plains; and bCentral. Revenue from Desktop Applications was $2.19 billion in the September quarter of fiscal 2002, a 2% growth from $2.14 billion in the prior year. Office revenue reflected increased enterprise licensing of the Office XP suite, offset by declining consumer purchases, particularly in the Asia region. Revenue grew strongly in the first quarter of fiscal 2002 from client access licenses related to strong licensing growth of Exchange, BackOffice, and Windows NT Server and Windows 2000 Server CALs. Microsoft Great Plains revenue also contributed to the growth.

Desktop Platforms includes revenue from Windows 2000 Professional, Windows NT Workstation, Windows Millennium Edition (Windows Me), Windows 98, and other desktop operating systems. Desktop Platforms revenue was $2.02 billion in the first quarter, representing 7% growth from the first quarter of the prior year. Although hampered by the weakness in PC shipments, revenue from an increased mix of Windows 2000 Professional and earned revenue from enterprise licensing contributed to the growth from the prior year's September quarter.

--------------------------------------------------------------------------------

Revenue from Windows 98 and Windows Me declined from the first quarter of fiscal 2001. Windows XP Home and Professional Editions were released to manufacturing during the quarter and some OEMs began offering this new version in late September.

Enterprise Software and Services includes Server Platforms; Server Applications; developer tools and services; and Enterprise services. September quarter revenue was $1.19 billion, increasing 15% from $1.04 billion in the September quarter of fiscal 2001. Server Platforms revenue growth was greater than 20% resulting from continued adoption of Windows 2000 Server and an increased mix of Windows 2000 Advanced Server. SQL Server, Exchange Server, and other .NET Enterprise Servers revenue rose sharply from the prior year's first quarter as a result of strong licensing. Enterprise services revenue, representing consulting and product support services, was up 27% compared to the prior year's comparable quarter. Revenue from developer tools, training and certification, and other services declined from the September quarter of fiscal 2001 with the release of the new version of the developer tools suite approaching.

Consumer Software, Services, and Devices includes MSN Internet access, MSN network services, PC and online games, Xbox, learning and productivity software, mobility and embedded systems. Consumer Software, Services, and Devices revenue reached $501 million in the first quarter of fiscal 2002, up 5% from the first quarter of the prior year. MSN Internet access revenue grew solidly as a result of an increased subscriber base, partially offset by a decline in the average revenue per subscriber due to a larger mix of subscribers contracted under rebate programs. Revenue from MSN network services continues to face difficult economic conditions impacting the online advertising marketplace resulting in a slower pace of revenue growth than achieved in recent quarters. Learning and productivity software revenue and PC and online games revenue declined from the September quarter of fiscal 2001, due to the timing of new product releases and the softness in the overall consumer market.

Consumer Commerce Investments include Expedia, Inc., the HomeAdvisor online real estate service, and the Carpoint online automotive service. First quarter revenue totaled $94 million, compared to $63 million in the prior year's first quarter. Prior year's first quarter revenue for Expedia, Inc. has been reclassified to reflect the reporting change of merchant revenue to a net basis, which represents the amount charged to the customer less the amount paid to the supplier.

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

Other primarily includes Hardware and Microsoft Press. Other revenue was $129 million in the first quarter of fiscal 2002, declining from $165 million reported in the prior year's September quarter. Lower sales of Microsoft Press books due to the timing of new book releases and lower revenue from hardware peripherals as a result of weaknesses in the consumer market contributed to the decline in revenue from the September quarter of fiscal 2001.

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

OEM first quarter revenue was $1.98 billion, up 9% from revenue of $1.82 billion in the comparable quarter of fiscal 2001. Although total licenses reported declined from the prior year's first quarter, revenue growth was positively impacted by the increased mix of the higher priced Windows 2000 Professional and Windows NT Workstation licenses, a higher average revenue per license, and the recognition of unearned revenue, which had been deferred in prior periods when PC growth rates were higher. Additionally, OEM revenue reflected strength in the system builder channel.

South Pacific and Americas Region revenue in the September quarter was $2.43 billion, up 13% compared to $2.15 billion in the prior year. Revenue from the United States was the primary driver of the region's revenue growth, as a result of strong enterprise licensing of the Company's server and .NET Enterprise Servers in a weak economy due to the strong value-based offerings. Other product offerings influencing the growth included Windows NT Workstation and Windows 2000 Professional, enterprise consulting and support services, and MSN access.

--------------------------------------------------------------------------------

Office integrated suites revenue showed a healthy increase from the prior year's comparable quarter as a result of licensing of Microsoft Office XP. Revenue from Microsoft Great Plains also contributed to the growth.

Europe, Middle East, and Africa Region revenue was $1.11 billion, increasing 2% compared to $1.09 billion in the first quarter of the prior year. The results were largely affected by the weakening of local currencies, which negatively impacted translated revenue compared to the prior year. Revenue in the region would have increased 8% compared to the first quarter of fiscal 2001 if foreign exchange rates were constant with those of the prior year. However, revenue from Windows 2000 Professional and Server and the .NET Enterprise Server family of products was very healthy.

Asia Region revenue decreased 15% to $604 million from $708 million in the September quarter of the prior year. The region's revenue growth rate was influenced by a sharp decline in consumer PC shipments, which affected the sales of localized versions of Microsoft Office XP. However, the region reported strong enterprise licensing revenue growth, particularly in Server Platforms and
 .NET Enterprise Servers. Additionally, revenue in the region would have been 9% higher than the reported revenue if foreign exchange rates were constant with those of the prior year.

Translated international revenue is affected by foreign exchange rates. The net impact of foreign exchange rates on revenue was negative in the September quarter compared to a year ago, due to weaker European and Japanese currencies versus the U.S. dollar. Had the rates from the prior year's comparable quarter been in effect in the first quarter of fiscal 2002, translated international revenue billed in local currencies would have been approximately $140 million higher. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses

Effective July 1, 2001, Microsoft adopted Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142. Goodwill amortization was $68 million (pre-tax) in the first quarter of fiscal 2001.

Cost of revenue was $884 million or 14.4% as a percent of revenue in the first quarter, compared to $825 million or 14.3% as a percent of revenue in the first quarter of the prior year. Higher support and service costs associated with the MSN Internet access, MSN network services, and Enterprise services were partially offset by lower relative costs related to a decline in hardware and packaged consumer software products revenue and a higher mix of organizational licensing revenue versus the prior year's comparable quarter.

Research and development expenses in the first quarter increased 6% from the first quarter of the prior year to $1.01 billion. R&D expenses increased primarily due to higher headcount-related costs and development costs associated with upcoming product releases, including Windows XP and Xbox, partially offset by the discontinuation of goodwill amortization in accordance with SFAS 142 in fiscal 2002.

Sales and marketing expenses were $1.15 billion in the September quarter, or 18.7% of revenue, compared to $1.04 billion in the first quarter of the prior year, or 18.0% of revenue. Sales and marketing expenses as a percent of revenue increased due to higher relative headcount related costs associated with new sales initiatives, partially offset by lower relative marketing costs.

General and administrative costs were $187 million in the first quarter compared to $170 million in the comparable quarter of the prior year. General and administrative costs increased from the first quarter of fiscal 2001, due to higher headcount-related costs.

Non-operating Items, Investment Income/(Loss), and Income Taxes

Losses on equity investees and other incorporates Microsoft's share of income or loss from MSNBC, Avanade, and other investments accounted for using the equity method. Losses on equity investees and other decreased to $30 million in the first quarter of fiscal 2002, compared to $52 million in the comparable quarter of fiscal 2001, primarily reflecting a decrease in the number of such investments compared to the first quarter of fiscal 2001 in addition to the elimination of amortization of goodwill in accordance with SFAS 142 in fiscal 2002.

In the first quarter, the Company reported $980 million in investment loss. The loss for the quarter included $612 million of bond portfolio return and dividend income, offset by $1.59 billion in net recognized losses. Net

--------------------------------------------------------------------------------
recognized losses included a write down for other-than-temporary impairments of $1.82 billion, primarily as a result of further declines in the fair values of European cable and telecommunications holdings, net realized gains on equity securities of $391 million, and $157 million in net losses attributable to derivative instruments. In the prior year comparable quarter, the Company reported $1.13 billion in investment income, which included $499 million of bond portfolio income and dividends and $628 million of net recognized gains.

Effective July 1, 2000, Microsoft adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. All derivatives, whether designated in hedging relationships or not, are required to be recorded on the balance sheet at fair value. If the derivative is designated as a fair value hedge, the changes in the fair value of the derivative and the hedged item are recognized in earnings. If the derivative is designated as a cash flow hedge, changes in the fair value of the derivative are recorded in other comprehensive income (OCI) and are recognized in the income statement when the hedged item affects earnings.

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

The effective tax rate for fiscal 2002 is estimated to be 32%. The effective tax rate for fiscal 2001 was 33%.

Financial Condition

Cash and short-term investments totaled $36.16 billion as of September 30, 2001. The growth in the cash balance during the quarter included net purchases of approximately $1.2 billion in short-term investments near September 30 as part of Microsoft's normal management of the investment portfolio, which were settled after the balance sheet date. The Company is required to recognize the investments on the trade date rather than the settlement date, accordingly there was a corresponding increase in other current liabilities.

Cash flow from operations was $3.39 billion in the September quarter of fiscal 2002, compared to $2.96 billion in the September quarter of fiscal 2001. The increase was primarily attributable to the growth in operating income and other changes in working capital in the September quarter of fiscal 2002. Cash used for financing was $734 million in the September quarter of fiscal 2002, a decrease of $562 million from the first quarter of the prior year, reflecting a decrease in common stock repurchased. During the September quarter of fiscal 2002, the Company repurchased 21.6 million shares of common stock under its share repurchase program, compared to 25.5 million shares repurchased in the first quarter of the prior year. Cash used for investing was $3.47 billion in the September quarter of fiscal 2002, a decrease of $467 million from the first quarter of the prior year.


Microsoft has no material long-term debt. Stockholders' equity at September 30, 2001 was $48.51 billion. Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $93 million on September 30, 2001. Since fiscal 1990, Microsoft has repurchased 876 million common shares while 2.15 billion shares were issued under the Company's employee stock option and purchase plans.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements. The Company's cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale needs and to fund the share repurchase program. Microsoft has not paid cash dividends on its common stock.

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

The Company uses a value-at-risk (VAR) model to estimate and quantify its market risks. The VAR model is not intended to represent actual losses in fair value, but is used as a risk estimation and management tool. Assumptions applied to the VAR model at June 30, 2001 and September 30, 2001 include the following: normal market conditions; Monte Carlo modeling with 10,000 simulated market price paths; a 97.5% confidence interval; and a 20-day estimated loss in fair value for each market risk category. Accordingly, 97.5% of the time the estimated 20-day loss in fair value would not exceed $66 million and $146 million at June 30, 2001 and September 30, 2001 for foreign currency denominated investments and accounts receivable, $363 million and $405 million at June 30, 2001 and September 30, 2001 for interest-sensitive investments, or $520 million and $293 million at June 30, 2001 and September 30, 2001 for equity securities.

--------------------------------------------------------------------------------

                           Part II. Other Information

Item 1. Legal Proceedings

See notes to financial statements.

Item 6. Exhibits and Reports on Form 8-K

(A) Exhibits

None

(B) Reports on Form 8-K

The Company filed no reports on Form 8-K during the quarter ended September 30, 2001.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

--------------------------------------------------------------------------------

                                   Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                    Microsoft Corporation

   Date:  October 26, 2001          By: /s/ John G. Connors
                                        ---------------------------------------
                                        John G. Connors
                                        Senior Vice President; Chief Financial
                                        Officer

                                        (Principal Financial and Accounting
                                          Officer and Duly Authorized Officer)

-------------------------------------------------------------------------------