Form 10-Q
period 2001-12-31
MICROSOFT CORP
filed 2002-02-08
CIK 789019

================================================================================

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                               -------------------

                                    FORM 10-Q

              |X|  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                For the Quarterly Period Ended December 31, 2001

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

The number of shares outstanding of the registrant's common stock as of January 31, 2002 was 5,415,221,834.

================================================================================

                              MICROSOFT CORPORATION

                                    FORM 10-Q

                     For the Quarter Ended December 31, 2001

                                      INDEX

Part I.  Financial Information

         Item 1.  Financial Statements                                               Page
                                                                                     ----

                  a)  Income Statements
                      for the Three and Six Months Ended December 31, 2000 and 2001    1

                  b)  Balance Sheets
                      as of June 30, 2001 and December 31, 2001 ...................    2

                  c)  Cash Flows Statements
                      for the Six Months Ended December 31, 2000 and 2001 .........    3

                  d)  Stockholders' Equity Statements
                      for the Three and Six Months Ended December 31, 2000 and 2001    4

                  e)  Notes to Financial Statements ...............................    5

         Item 2.  Management's Discussion and Analysis of Financial
                  Condition and Results of Operations .............................   11

         Item 3.  Quantitative and Qualitative Disclosures About Market Risk ......   16

Part II.  Other Information

         Item 1.  Legal Proceedings ...............................................   17

         Item 4.  Submission of Matters to a Vote of Security Holders .............   17

         Item 6.  Exhibits and Reports on Form 8-K ................................   17

Signature .........................................................................   18

                          Part I. Financial Information

Item 1.  Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)

-------------------------------------------------------------------------------------------------------------------
                                                               Three Months Ended             Six Months Ended
                                                                      Dec. 31                       Dec. 31
                                                              2000             2001         2000              2001
-------------------------------------------------------------------------------------------------------------------
Revenue                                                     $6,550           $7,741      $12,316           $13,867
Operating expenses:
  Cost of revenue                                              864            1,544        1,689             2,428
  Research and development                                     990            1,044        1,946             2,057
  Sales and marketing                                        1,290            1,479        2,328             2,624
  General and administrative                                   212              833          382             1,020
-------------------------------------------------------------------------------------------------------------------
    Total operating expenses                                 3,356            4,900        6,345             8,129
-------------------------------------------------------------------------------------------------------------------
Operating income                                             3,194            2,841        5,971             5,738
Losses on equity investees and other                           (28)             (37)         (80)              (67)
Investment income/(loss)                                       751              553        1,878              (427)
-------------------------------------------------------------------------------------------------------------------
Income before income taxes                                   3,917            3,357        7,769             5,244
Provision for income taxes                                   1,293            1,074        2,564             1,678
-------------------------------------------------------------------------------------------------------------------
Income before accounting change                              2,624            2,283        5,205             3,566
Cumulative effect of accounting change (net of
  income taxes of $185)                                          -                -         (375)                -
-------------------------------------------------------------------------------------------------------------------
Net income                                                  $2,624           $2,283      $ 4,830           $ 3,566
===================================================================================================================

Basic earnings per share:
  Before accounting change                                   $0.49            $0.42        $0.98             $0.66
  Cumulative effect of accounting change                         -                -        (0.07)                -
-------------------------------------------------------------------------------------------------------------------
                                                             $0.49            $0.42        $0.91             $0.66
===================================================================================================================

Diluted earnings per share:
  Before accounting change                                   $0.47            $0.41        $0.93             $0.64
  Cumulative effect of accounting change                         -                -        (0.06)                -
-------------------------------------------------------------------------------------------------------------------
                                                             $0.47            $0.41        $0.87             $0.64
===================================================================================================================

Weighted average shares outstanding:

  Basic                                                      5,330            5,395        5,325             5,396
===================================================================================================================
  Diluted                                                    5,570            5,556        5,572             5,561
===================================================================================================================

                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)

----------------------------------------------------------------------------------------------------------
                                                                                   June 30        Dec. 31
                                                                                     2001         2001 (1)
----------------------------------------------------------------------------------------------------------
Assets
Current assets:
  Cash and equivalents                                                              $3,922         $5,256
  Short-term investments                                                            27,678         32,973
----------------------------------------------------------------------------------------------------------
    Total cash and short-term investments                                           31,600         38,229
  Accounts receivable, net of allowance for doubtful
    accounts of $174 and $204                                                        3,671          5,095
  Deferred income taxes                                                              1,522          1,972
  Other                                                                              2,417          2,692
----------------------------------------------------------------------------------------------------------
    Total current assets                                                            39,210         47,988
Property and equipment, net                                                          2,309          2,240
Equity and other investments                                                        14,361         12,212
Goodwill                                                                             1,511          1,511
Intangible assets, net                                                                 401            344
Deferred income taxes                                                                    -            141
Other long-term assets                                                               1,038            951
----------------------------------------------------------------------------------------------------------
      Total assets                                                                 $58,830        $65,387
==========================================================================================================

Liabilities and stockholders' equity
Current liabilities:
  Accounts payable                                                                  $1,188         $1,229
  Accrued compensation                                                                 742            899
  Income taxes                                                                       1,468          2,396
  Short-term unearned revenue                                                        4,395          5,300
  Other                                                                              1,461          1,743
----------------------------------------------------------------------------------------------------------
    Total current liabilities                                                        9,254         11,567
Long-term unearned revenue                                                           1,219          1,321
Deferred income taxes                                                                  409              -
Other long-term liabilities                                                            659            951
Commitments and contingencies
Stockholders' equity:
  Common stock and paid-in capital -
    shares authorized 12,000; outstanding 5,383 and 5,403                           28,390         30,175
  Retained earnings, including accumulated other comprehensive
    income of $587 and $754                                                         18,899         21,373
----------------------------------------------------------------------------------------------------------
    Total stockholders' equity                                                      47,289         51,548
----------------------------------------------------------------------------------------------------------
      Total liabilities and stockholders' equity                                   $58,830        $65,387
==========================================================================================================

(1)  Unaudited

                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)

---------------------------------------------------------------------------------------------------------
                                                                                   Six Months Ended
                                                                                       Dec. 31
                                                                               2000                2001
---------------------------------------------------------------------------------------------------------
Operations
  Net income                                                                $  4,830            $  3,566
  Cumulative effect of accounting change, net of tax                             375                   -
  Depreciation, amortization, and other noncash items                            489                 577
  Net recognized (gains)/losses on investments                                  (843)              1,462
  Stock option income tax benefits                                               897                 751
  Deferred income taxes                                                          996                (861)
  Unearned revenue                                                             3,288               3,825
  Recognition of unearned revenue                                             (2,980)             (2,863)
  Accounts receivable                                                           (898)             (1,399)
  Other current assets                                                          (448)                 97
  Other long-term assets                                                         (31)                (25)
  Other current liabilities                                                      155               1,602
  Other long-term liabilities                                                     49                 222
---------------------------------------------------------------------------------------------------------
    Net cash from operations                                                   5,879               6,954
---------------------------------------------------------------------------------------------------------
Financing
  Common stock issued                                                            698                 786
  Common stock repurchased                                                    (3,225)             (1,266)
  Repurchases of put warrants                                                   (405)                  -
---------------------------------------------------------------------------------------------------------
    Net cash used for financing                                               (2,932)               (480)
---------------------------------------------------------------------------------------------------------
Investing
  Additions to property and equipment                                           (517)               (322)
  Purchases of investments                                                   (26,525)            (32,439)
  Maturities of investments                                                    2,970               2,290
  Sales of investments                                                        19,818              25,322
---------------------------------------------------------------------------------------------------------
    Net cash used for investing                                               (4,254)             (5,149)
---------------------------------------------------------------------------------------------------------
Net change in cash and equivalents                                            (1,307)              1,325
Effect of exchange rates on cash and equivalents                                  (8)                  9
Cash and equivalents, beginning of period                                      4,846               3,922
---------------------------------------------------------------------------------------------------------
Cash and equivalents, end of period                                         $  3,531            $  5,256
=========================================================================================================

                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

STOCKHOLDERS' EQUITY STATEMENTS
(In millions)(Unaudited)

-------------------------------------------------------------------------------------------------------------------------
                                                                    Three Months Ended               Six Months Ended
                                                                          Dec. 31                         Dec. 31
                                                                  2000               2001         2000              2001
-------------------------------------------------------------------------------------------------------------------------
Common stock and paid-in capital
  Balance, beginning of period                                 $26,661            $29,296      $23,195           $28,390
  Common stock issued                                              656                432        3,711             1,041
  Common stock repurchased                                         (97)               (23)        (220)             (141)
  Repurchases of put warrants                                     (486)                 -         (405)                -
  Stock option income tax benefits                                 444                336          897               751
  Other, net                                                         -                134            -               134
-------------------------------------------------------------------------------------------------------------------------
    Balance, end of period                                      27,178             30,175       27,178            30,175
-------------------------------------------------------------------------------------------------------------------------
Retained earnings
  Balance, beginning of period                                  18,682             19,209       18,173            18,899
-------------------------------------------------------------------------------------------------------------------------
  Net income                                                     2,624              2,283        4,830             3,566
  Other comprehensive income:
    Cumulative effect of accounting change                           -                  -          (75)                -
    Net gains/(losses) on derivative instruments                    67                  8          499               (43)
    Net unrealized investments gains/(losses)                     (682)               105       (1,166)              151
    Translation adjustments and other                              (71)                20          (12)               59
-------------------------------------------------------------------------------------------------------------------------
      Comprehensive income                                       1,938              2,416        4,076             3,733
  Common stock repurchased                                      (1,376)              (252)      (3,005)           (1,259)
-------------------------------------------------------------------------------------------------------------------------
    Balance, end of period                                      19,244             21,373       19,244            21,373
-------------------------------------------------------------------------------------------------------------------------
      Total stockholders' equity                               $46,422            $51,548      $46,422           $51,548
=========================================================================================================================

                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)
--------------------------------------------------------------------------------

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders' equity include all adjustments, consisting only of normal recurring items, as well as the accounting changes to adopt Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns, concessions and bad debts, and the length of product life cycles and building lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management's Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 2001 Form 10-K. Certain reclassifications have been made for consistent presentation.

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

Net income and earnings per share for the second quarter and first six months of fiscal 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

                                                  Three Months            Six Months
                                                      Ended                  Ended
                                                     Dec. 31                Dec. 31
(In millions, except earnings per share)              2000                    2000
------------------------------------------------------------------------------------
Net income:
  Reported net income                                $2,624                  $4,830
  Goodwill amortization                                  62                     118
  Equity method goodwill amortization                     7                      12
------------------------------------------------------------------------------------
    Adjusted net income                              $2,693                  $4,960
====================================================================================

Basic earnings per share:
  Reported basic earnings per share                   $0.49                   $0.91
  Goodwill amortization                                0.01                    0.02
  Equity method goodwill amortization                     -                       -
------------------------------------------------------------------------------------
    Adjusted basic earnings per share                 $0.50                   $0.93
====================================================================================

Diluted earnings per share:
  Reported diluted earnings per share                 $0.47                   $0.87
  Goodwill amortization                                0.01                    0.02
  Equity method goodwill amortization                     -                       -
------------------------------------------------------------------------------------
    Adjusted diluted earnings per share               $0.48                   $0.89
====================================================================================

--------------------------------------------------------------------------------

During the second quarter and first six months of fiscal 2002, no goodwill was acquired, impaired, or written off. As of December 31, 2001, Desktop and Enterprise Software and Services goodwill was $1.10 billion, Consumer Software, Services, and Devices goodwill was $256 million, and Consumer Commerce Investments goodwill was $151 million.

All of Microsoft's acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the second quarter of fiscal 2002. During the first six months of fiscal 2002, the Company acquired $28 million in contract-based intangible assets, $13 million in technology-based intangible assets, and $1 million in marketing-related and other intangible assets, which will be amortized over approximately 3 years. No significant residual value is estimated for these intangible assets. Intangible assets amortization expense was $51 million for the second quarter of fiscal 2002 and $99 million for the first six months of fiscal 2002. The components of intangible assets were as follows:

                                            June 30, 2001                                    Dec. 31, 2001
                                   --------------------------------------   -------------------------------------
                                        Gross Carrying       Accumulated         Gross Carrying      Accumulated
(In millions)                               Amount           Amortization            Amount          Amortization
-----------------------------------------------------------------------------------------------------------------
Contract-based                               $407               $(177)                $435              $(240)
Technology-based                              157                 (27)                 170                (49)
Marketing-related and other                    83                 (42)                  84                (56)
-----------------------------------------------------------------------------------------------------------------
  Intangible assets                          $647               $(246)                $689              $(345)
=================================================================================================================

Amortization expense for the net carrying amount of intangible assets at December 31, 2001 is estimated to be $90 million for the remainder of fiscal 2002, $125 million in fiscal 2003, $88 million in fiscal 2004, $38 million in fiscal 2005, and $3 million in fiscal 2006.

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

The components of basic and diluted earnings per share were as follows:

EARNINGS PER SHARE
(In millions, except earnings per share)

------------------------------------------------------------------------------------------------------------------------------
                                                                         Three Months Ended             Six Months Ended
                                                                              Dec. 31                         Dec. 31
                                                                       2000              2001         2000               2001
------------------------------------------------------------------------------------------------------------------------------
Income before accounting change (A)                                  $2,624            $2,283       $5,205             $3,566
Cumulative effect of accounting change                                    -                 -         (375)                 -
------------------------------------------------------------------------------------------------------------------------------
Net income available for common shareholders                         $2,624            $2,283       $4,830             $3,566
==============================================================================================================================
Weighted average outstanding shares of common stock (B)               5,330             5,395        5,325              5,396
Dilutive effect of:
  Put warrants                                                           31                 -           20                  -
  Employee stock options                                                209               161          227                165
------------------------------------------------------------------------------------------------------------------------------
Common stock and common stock equivalents (C)                         5,570             5,556        5,572              5,561
==============================================================================================================================
Earnings per share before accounting change:

  Basic (A/B)                                                         $0.49             $0.42        $0.98              $0.66
==============================================================================================================================
  Diluted (A/C)                                                       $0.47             $0.41        $0.93              $0.64
==============================================================================================================================

Revenue Recognition

Revenue from products licensed to original equipment manufacturers (OEMs) has historically been recorded when OEMs ship licensed products to their customers. With the introduction of Windows XP in the second quarter of

--------------------------------------------------------------------------------
fiscal 2002 and the implementation of a new internet-based system for granting licenses to OEMs on a just in time basis, revenue for certain products is recorded when the OEMs receive the licensed product, rather than when they ship licensed products to their customers. The effect of this change in the second quarter of fiscal 2002 was not material.

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

At December 31, 2001, unearned revenue was $6.62 billion, compared to $5.12 billion at December 31, 2000. Desktop Applications unearned revenue was $2.88 billion, compared to $1.94 billion at December 31, 2000. Desktop Platforms unearned revenue was $2.96 billion, compared to $2.49 billion at December 31, 2000. Enterprise Software and Services unearned revenue was $493 million, compared to $393 million at December 31, 2000. Unearned revenue associated with Consumer Software, Services, and Devices and Other was $287 million, compared to $304 million a year ago.

Stockholders' Equity

The Company repurchases its common shares in the open market to provide shares for issuance to employees under stock option and stock purchase plans. During the December quarter, the Company repurchased 2.7 million shares of common stock for $141 million, compared to 22.8 million shares for $1.5 billion in the comparable quarter of the prior year. For the first six months of fiscal 2002, the Company repurchased 24.3 million shares of common stock for $1.3 billion, compared to 48.2 million shares of common stock for $3.2 billion in the comparable period of the prior year. In addition, 2.6 million shares of common stock were acquired in the second quarter of fiscal 2002 under a structured stock repurchase transaction. The Company entered into the structured stock repurchase transaction in fiscal 2001 and agreed to acquire 5.1 million of its shares (half in October 2001 and half in June 2002) in exchange for an up-front net payment of $264 million.

Operational Transactions

On December 19, 2001, AT&T and Comcast Corporation announced a definitive agreement to combine AT&T Broadband with Comcast in a new company to be called AT&T Comcast Corporation. In conjunction with the transaction, Microsoft has agreed to exchange its AT&T 5% convertible preferred debt for approximately 115 million shares of AT&T Comcast Corporation. It is expected that the transaction will close by December 31, 2002.

Investment Income/(Loss)

The components of investment income/(loss) are as follows:

                                                         Three Months Ended                  Six Months Ended
                                                               Dec. 31                           Dec. 31
(In millions)                                          2000              2001           2000                  2001
-------------------------------------------------------------------------------------------------------------------
Dividends                                              $ 88              $ 81         $  185               $   169
Interest                                                419               417            850                   866
Recognized net gains/(losses) on investments            244                55            843                (1,462)
-------------------------------------------------------------------------------------------------------------------
  Investment income/(loss)                             $751              $553         $1,878                 ($427)
===================================================================================================================

Contingencies

The Company is a defendant in U.S. v. Microsoft, a lawsuit filed by the Antitrust Division of the U.S. Department of Justice (DOJ) and a group of eighteen state Attorneys General alleging violations of the Sherman Act and various state antitrust laws. After the trial, the District Court entered Findings of Fact and Conclusions of Law stating that Microsoft had violated Sections 1 and 2 of the Sherman Act and various state antitrust laws. A Judgment was entered on June 7, 2000 ordering, among other things, the breakup of Microsoft into two companies. The Judgment was stayed pending an appeal. On June 28, 2001, the U.S. Court of Appeals for the District of Columbia Circuit

--------------------------------------------------------------------------------
affirmed in part, reversed in part, and vacated the Judgment in its entirety and remanded the case to the District Court for a new trial on one Section 1 claim and for entry of a new judgment consistent with its ruling. In its ruling, the Court of Appeals substantially narrowed the bases of liability found by the District Court, but affirmed some of the District Court's conclusions that Microsoft had violated Section 2. On September 6, 2001, the plaintiffs announced that on remand they will not ask the Court to break Microsoft up, that they will seek imposition of conduct remedies, and that they will not retry the one
Section 1 claim returned to the District Court by the Court of Appeals. On October 12, 2001, the trial court held a status conference and entered orders requiring the parties to engage in settlement discussions until November 2, 2001. Microsoft entered into a settlement with the United States on November 2, 2001. Nine states (New York, Ohio, Illinois, Kentucky, Louisiana, Maryland, Michigan, North Carolina and Wisconsin) agreed to settle on substantially the same terms on November 6, 2001. Nine states and the District of Columbia continue to litigate the remedies phase of United States v. Microsoft. The Court will now decide whether to approve the settlement as being in the public interest. With respect to the non-settling states remedies proceeding, the Court has scheduled an evidentiary hearing to begin on March 11, 2002. The non-settling States are seeking imposition of a remedy that would impose much broader restrictions on Microsoft's business than the proposed settlement with the Department of Justice and nine other states.

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

A large number of overcharge class action lawsuits have been initiated against Microsoft. These cases allege that Microsoft has competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications and seek to recover alleged overcharges that the complaints contend Microsoft charged for these products. Microsoft believes the claims are without merit and is vigorously defending the cases. To date, Microsoft has won dismissals of all claims for damages by indirect purchasers under Federal law and in 15 separate state court proceedings. Claims on behalf of foreign purchasers have also been dismissed. Plaintiffs have appealed most of these rulings. While no trials or other proceedings have been held concerning any liability issues, courts in several states have ruled that these cases may proceed as class actions, while one court has denied class certification status to the claims in that state proceeding. On November 20, 2001, Microsoft announced that it and lead counsel for the Federal plaintiffs reached an agreement to settle all of these cases. On January 11, 2002, the District Court announced its decision not to approve the proposed settlement. The Company has recorded a contingent liability of approximately $660 million representing Management's estimate of the costs of resolving the contingency. The Company intends to continue vigorously defending these lawsuits.

Netscape Communications Inc., a subsidiary of AOL-Time Warner Inc., filed an antitrust law suit against Microsoft on January 22, 2002 in Federal court in the District of Columbia, alleging a number of claims relating to competition with Netscape's Navigator browser. Netscape seeks injunctive relief, treble damages and its fees and costs. Microsoft denies these allegations and will vigorously defend this action.

A purported class action employment discrimination case filed in October 2000 in Federal court in Seattle, Washington against Microsoft, Donaldson v. Microsoft, was denied class certification status by a Federal judge on November 16, 2001. The Donaldson plaintiffs purported to represent a nationwide class of current and former African American and female Microsoft employees and alleged that Microsoft's compensation, evaluation, and promotion policies were discriminatory with respect to the plaintiffs in violation of Title VII of the 1964 Civil Rights Act and 42 U.S.C. ss. 1981. The court disagreed, finding no statistical support for plaintiffs' allegations and held that Microsoft's managerial system is not flawed. Following the court's ruling, the parties resolved their differences and the case is expected to be dismissed shortly.

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

--------------------------------------------------------------------------------

Segment Information
(In millions)

--------------------------------------------------------------------------------------------------------------------------
                                    Desktop and      Consumer
                                     Enterprise      Software,      Consumer
Three Months                          Software       Services,      Commerce                 Reconciling
Ended Dec. 31                       and Services    and Devices   Investments      Other       Amounts        Consolidated
--------------------------------------------------------------------------------------------------------------------------
2000
Revenue                                $5,967         $ 479          $ 64          $188         $(148)            $6,550
Operating income (loss)                 3,982          (436)          (25)           31          (358)             3,194
--------------------------------------------------------------------------------------------------------------------------
2001
Revenue                                $6,435         $1,063         $ 91          $163         $ (11)            $7,741
Operating income (loss)                 4,098           (465)           6            22          (820)             2,841
--------------------------------------------------------------------------------------------------------------------------

                                    Desktop and      Consumer
                                     Enterprise      Software,      Consumer
Six Months                            Software       Services,      Commerce                 Reconciling
Ended Dec. 31                       and Services    and Devices   Investments      Other       Amounts        Consolidated
--------------------------------------------------------------------------------------------------------------------------
2000
Revenue                               $11,086         $ 942          $127           $344       $  (183)           $12,316
Operating income (loss)                 7,367          (697)          (64)            51          (686)             5,971
--------------------------------------------------------------------------------------------------------------------------
2001
Revenue                               $11,868         $1,547          $185          $289       $   (22)           $13,867
Operating income (loss)                 7,511           (783)           12            38        (1,040)             5,738
--------------------------------------------------------------------------------------------------------------------------

Desktop and Enterprise Software and Services Revenue:

                                                           Three Months Ended                Six Months Ended
                                                                 Dec. 31                          Dec. 31
(In millions)                                             2000            2001            2000              2001
-----------------------------------------------------------------------------------------------------------------
Desktop Applications                                    $2,526          $2,451          $4,601            $4,663
Desktop Platforms                                        2,181           2,678           4,173             4,694
-----------------------------------------------------------------------------------------------------------------
  Desktop Software                                       4,707           5,129           8,774             9,357
  Enterprise Software and Services                       1,260           1,306           2,312             2,511
-----------------------------------------------------------------------------------------------------------------
    Total Desktop and Enterprise Software
      and Services                                      $5,967          $6,435         $11,086           $11,868
-----------------------------------------------------------------------------------------------------------------

Microsoft has four segments: Desktop and Enterprise Software and Services; Consumer Software, Services, and Devices; Consumer Commerce Investments; and Other. Desktop and Enterprise Software and Services operating segment includes Desktop Applications, Desktop Platforms, and Enterprise Software and Services. Desktop Applications include Microsoft Office; Microsoft Project; Visio; client access licenses for Windows NT Server and Windows 2000 Server, Exchange, and BackOffice; Microsoft Great Plains; and bCentral. Desktop Platforms include Windows XP Professional and Home, Windows 2000 Professional, Windows NT Workstation, Windows Millennium Edition (Windows Me), Windows 98, and other desktop operating systems. Enterprise Software and Services includes Server Platforms; Server Applications; developer tools and services; and Enterprise services. Consumer Software, Services, and Devices operating segment includes Xbox video game system, MSN Internet access, MSN network services, PC and online games, learning and productivity software, mobility, and embedded systems. Consumer Commerce Investments operating segment includes Expedia, Inc., the HomeAdvisor online real estate service, and the CarPoint online automotive service. Other primarily includes Hardware and Microsoft Press.

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company's internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company's financial reporting systems present various data for management to run the business,

--------------------------------------------------------------------------------
including profit and loss statements (P&Ls) prepared on a basis not consistent with U.S. generally accepted accounting principles. Assets are not allocated to segments for internal reporting presentations.

Reconciling items for revenue include certain elements of unearned revenue and the treatment of certain channel inventory amounts and estimates. In addition to the reconciling items for revenue, reconciling items for operating income (loss) for the three months ended December 31, include general and administrative expenses ($212 million in 2000 and $833 million in 2001), certain research expenses ($35 million in 2000 and $40 million in 2001), and other corporate level adjustments. For the six months ended December 31, reconciling items for operating income (loss) include general and administrative expenses ($382 million in 2000 and $1.02 billion in 2001), certain research expenses ($74 million in 2000 and $77 million in 2001), and other corporate level adjustments. The internal P&Ls use accelerated methods of depreciation and amortization. Additionally, losses on equity investees and minority interests are classified in operating income for internal reporting presentations.

Subsequent Event

On February 4, 2002, USA Networks, Inc. (USA) shareholders approved the merger transaction in which USA became the controlling shareholder of Expedia, Inc. As part of the transaction, Microsoft transferred all of its 33.7 million Expedia shares and warrants. In return, Microsoft received 20.1 million shares of USA common stock, 12.8 million shares of USA cumulative convertible preferred stock, and 14.2 million USA warrants.

--------------------------------------------------------------------------------

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Microsoft develops, manufactures, licenses, and supports a wide range of software products for a multitude of computing devices. Microsoft software includes scalable operating systems for servers, personal computers (PCs), and intelligent devices; server applications for client/server environments; knowledge worker productivity applications; and software development tools. The Company's online efforts include the MSN network of Internet products and services and alliances with companies involved with broadband access and various forms of digital interactivity. Microsoft also licenses consumer software programs; sells hardware devices; provides consulting services; trains and certifies system integrators and developers; and researches and develops advanced technologies for future software products. On November 15, 2001, Microsoft launched Xbox, its future-generation video game system.

Management's Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as: entry into markets with vigorous competition, market acceptance of new products and services, continued acceptance of existing products and services, changes in licensing programs, delays in product development and related product release schedules, reliance on sole source suppliers, or shortages of key components for hardware products that delay product delivery, any of which may cause revenues and income to fall short of anticipated levels; obsolete inventory or product returns by distributors, resellers and retailers; warranty and other claims on hardware products; higher relative marketing expenses associated with new product releases; changes in the rate of PC shipments; technological shifts; customer demand for Microsoft's products and services; the support of third party software developers for new or existing platforms; the availability of competitive products or services at prices below Microsoft's prices or for no charge; changes in product and service mix; product life cycles; product sale terms and conditions; the company's ability to efficiently integrate acquired businesses; implementation of cost structures that align with revenue growth; the financial condition of Microsoft's customers and vendors; unavailability of insurance; uninsured losses; adverse results in litigation; the effects of terrorist activity and armed conflict such as disruptions in general economic activity and changes in Microsoft's operations and security arrangements; general economic conditions that affect demand for computer hardware or software; currency fluctuations; trade sanctions or changes to U.S. tax law resulting from the World Trade Organization decision with respect to the extraterritorial income provisions of U.S. tax law; financial market volatility or other changes affecting the value of Microsoft's investments that may result in a reduction in carrying value and recognition of losses; and other issues discussed in the Company's 2001 Form 10-K.

Revenue

Revenue for the second quarter of fiscal year 2002 was $7.74 billion, an increase of 18% over the second quarter of fiscal 2001. The revenue growth was driven primarily by the launch of Microsoft Xbox video game system and licensing of Microsoft Windows XP Home and Professional operating systems. For the first six months of fiscal year 2002, revenue was $13.87 billion, an increase of 13% over the first six months of fiscal 2001. The revenue growth was driven primarily by licensing of Microsoft XP Home and Professional and Windows 2000 Professional, the launch of Microsoft Xbox video game system, and licensing of Microsoft SQL Server.

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

Desktop and Enterprise Software and Services includes Desktop Applications; Desktop Platforms; and Enterprise Software and Services. Desktop and Enterprise Software and Services revenue was $6.29 billion for the second quarter, an increase of 9% from $5.79 billion recorded in the second quarter of the prior year. For the first six months of fiscal 2002, Desktop and Enterprise Software and Services revenue was $11.69 billion, up 8% from $10.85 billion in the prior year.

Desktop Applications includes revenue from Microsoft Office; Microsoft Project; Visio; client access licenses (CALs) for Windows NT Server and Windows 2000 Server, Exchange, and BackOffice; Microsoft Great Plains; and bCentral. Revenue from Desktop Applications was $2.45 billion in the December quarter of fiscal 2002, declining slightly from the $2.49 billion in the prior year's December quarter. The decline was due to a higher mix of multi-

--------------------------------------------------------------------------------
year licensing agreements, resulting in an increase in revenue deferred to future quarters, and a slowdown in consumer purchases in the Asia region, most notably Japan. Revenue from client access licenses grew only slightly in the second quarter due to a ramp up in licensing of Exchange, BackOffice, and Windows NT Server and Windows 2000 Server CALs in the prior year's comparable quarter. Microsoft Great Plains revenue partially offset the decline in Desktop Applications revenue. Revenue from Desktop Applications was $4.64 billion in the first half of fiscal 2002, flat in comparison with $4.62 billion in the prior year. The decline in Office revenue was offset by revenue from Microsoft Great Plains and growth in revenue from client access licenses.

Desktop Platforms includes revenue from Windows XP Professional and Home, Windows 2000 Professional, Windows NT Workstation, Windows Me, Windows 98, and other desktop operating systems. Desktop Platforms revenue was $2.55 billion in the second quarter, representing 24% growth from the second quarter of the prior year. Revenue was $4.57 billion in the first half of fiscal 2002, representing 16% growth from the first half of fiscal 2001. This growth was driven by the onset of revenue from Windows XP Home and Professional operating systems retail sales, a higher mix of Windows 2000 and Windows XP Professional, and a resurgence of the system builder and direct OEMs. Revenue growth was partially offset by the contraction of PC shipments. The mix of Windows 2000 and Windows XP Professional as a percentage of all 32-bit operating systems will continue to impact Desktop Platforms revenue growth in the future.

Enterprise Software and Services includes Server Platforms; Server Applications; developer tools and services; and Enterprise services. December quarter revenue was $1.29 billion, increasing 4% from $1.24 billion in the December quarter of fiscal 2001. Server Platforms revenue growth was 2%, despite an overall decline in server shipments, led by an increased mix of Windows 2000 Advanced Server. Microsoft SQL Server and other .NET Enterprise Servers revenue grew only 9% from the prior year's second quarter due to a ramp up in licensing in the prior year's comparable quarter when adoption to the new product versions accelerated. Enterprise services revenue, representing consulting and product support services, was up 24% compared to the prior year's comparable quarter. Revenue from developer tools, training and certification, and other services declined 22% from the December quarter of fiscal 2001 as consumers wait for the release of Visual Studio .NET in the March quarter of fiscal 2002. Enterprise Software and Services revenue in the first six months of fiscal 2002 increased 9% to $2.48 billion. Server Platforms revenue increased 11%, Server Applications revenue increased 19%, Enterprise services revenue increased 25%, and revenue from developer tools and services decreased 25% from the prior year comparable period.

The success of Microsoft's new volume licensing programs will continue to affect the mix of multi-year licensing agreements and the resulting impact on the timing of revenue recognition. In addition, product life cycles and the timing of revenue recognition could be impacted by Microsoft's ongoing .NET and Trustworthy Computing initiatives.

Consumer Software, Services, and Devices includes Xbox video game system, MSN Internet access, MSN network services, PC and online games, learning and productivity software, mobility, and embedded systems. Consumer Software, Services, and Devices revenue reached $1.20 billion in the second quarter of fiscal 2002, compared to $506 million in the second quarter of the prior year. Consumer Software, Services, and Devices revenue reached $1.70 billion in the first six months of fiscal 2002, compared to $985 million in the first six months of the prior year. The majority of the revenue growth from the prior year stemmed from the successful November 15 launch of the Xbox video game system in the United States and Canada. MSN Internet access revenue grew strongly as a result of an increased subscriber base, partially offset by a decline in the average revenue per subscriber due to a larger mix of subscribers contracted under promotional programs. Revenue from MSN network services continues to be affected by difficult economic conditions in the online advertising marketplace. Learning and productivity software revenue and PC and online games revenue declined due to the timing of new product releases and the softness in the overall consumer market. The continued success of Xbox in the United States and Canada, as well as the successful launches of Xbox in Japan, Europe, and Australia will be significant factors affecting revenue growth in the Consumer Software, Services, and Devices segment.

Consumer Commerce Investments include Expedia, Inc., the HomeAdvisor online real estate service, and the CarPoint online automotive service. Second quarter revenue totaled $90 million, compared to $64 million in the prior year's second quarter. Revenue for the first six months totaled $184 million, compared to $127 million in the prior year. Prior year revenue for Expedia, Inc. has been reclassified to reflect the reporting change of merchant revenue to a net basis, which represents the amount charged to the customer less the amount paid to the supplier.

--------------------------------------------------------------------------------

On February 4, 2002, USA Networks, Inc. (USA) shareholders approved the merger transaction in which USA became the controlling shareholder of Expedia, Inc. As part of the transaction, Microsoft transferred all of its 33.7 million Expedia shares and warrants. In return, Microsoft received 20.1 million shares of USA common stock, 12.8 million shares of USA cumulative convertible preferred stock, and 14.2 million USA warrants.

Other primarily includes Hardware and Microsoft Press. Other revenue was $163 million in the second quarter of fiscal 2002, declining from $188 million reported in the prior year's December quarter. For the first half of fiscal 2002, Other revenue was $292 million, compared to $353 million reported in the prior year. Lower sales of Microsoft Press books due to the overall weakness in the consumer market and lower hardware peripheral sales contributed to the decline in revenue.

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

OEM second quarter revenue was $2.39 billion, up 16% from revenue of $2.05 billion in the comparable quarter of fiscal 2001. For the first six months, OEM revenue was $4.37 billion, up 13% from revenue of $3.89 billion in the comparable period of fiscal 2001. Although total licenses reported declined from the prior year, revenue growth was positively impacted by the launch of Windows XP Professional and Home operating systems, an increased mix of the higher priced Windows 2000 and Windows XP Professional licenses, a higher average revenue per license, and the recognition of unearned revenue, which had been deferred in prior periods when PC growth rates were higher. Additionally, OEM revenue reflected resurgence in the system builder and direct OEMs. The recognition of unearned revenue which had been deferred in prior periods when PC shipment growth rates were higher is expected to have a smaller impact on revenue growth in future quarters. In addition, a sustained decline in PC shipments could result in a reduction of OEM revenue in future periods.

South Pacific and Americas Region revenue in the December quarter was $3.24 billion, up 39% compared to $2.33 billion in the prior year. Revenue in the first six months of fiscal 2002 was $5.67 billion, up 26% compared to $4.49 billion in the prior year. Revenue from the United States was the primary driver of the region's revenue growth, reflecting the launch of Xbox. Strong licensing of the new Windows XP operating systems and revenue from Microsoft Great Plains also contributed to the growth. Other product offerings influencing the growth included MSN access and .NET Enterprise Servers.

Europe, Middle East, and Africa Region revenue was $1.42 billion, declining 1% from the $1.43 billion reported in the second quarter of the prior year. The results were largely affected by a higher mix of multi-year licensing agreements in the second quarter of 2002, which deferred revenue to future quarters. This change in mix contributed to the decline in earned revenue from Office suites, however, revenue from the newly launched Windows XP Home and Professional operating systems and Enterprise Software was very healthy. For the first six months of fiscal 2002, revenue was $2.52 billion, flat in comparison to the first six months of fiscal 2001. Revenue in the region would have decreased 4% in the second quarter and increased 1% in the first six months of fiscal 2002 if foreign exchange rates were constant with those of the prior year.

Asia Region revenue decreased 4% to $705 million from $737 million in the December quarter of the prior year. For the first six months of fiscal 2002, revenue decreased 9% to $1.31 billion from the similar period of the prior year. The region's revenue decline was influenced by deteriorating economic conditions and declining consumer PC shipments, which affected the sales of localized versions of Microsoft Office XP. Had foreign exchange rates been held constant with those of the second quarter of 2001, revenue in the region would have grown 5%. Revenue for the first six months of fiscal 2002 would have been flat in comparison to the first six months of fiscal 2001 if foreign exchange rates were constant with those of the prior year.

Translated international revenue is affected by foreign exchange rates. The net impact of foreign exchange rates on revenue was negative in the December quarter compared to a year ago, due to a weaker Japanese yen, partially offset

--------------------------------------------------------------------------------
by stronger European currencies versus the U.S. dollar. Had the rates from the prior year's comparable quarter been in effect in the second quarter of fiscal 2002, translated international revenue billed in local currencies would have been approximately $38 million higher. The net impact of foreign exchange rates on revenue was also negative in the first six months of fiscal 2002 compared to a year ago, due to weaker Japanese and European currencies versus the U.S. dollar. Had the rates from the prior year's comparable period been in effect in the first six months of fiscal 2002, translated international revenue billed in local currencies would have been approximately $181 million higher. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses

Effective July 1, 2001, Microsoft adopted Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142. Goodwill amortization (on a pre-tax basis) was $76 million in the second quarter of fiscal 2001 and $145 million for the first six months of fiscal 2001.

Cost of revenue was $1.54 billion or 19.9% as a percent of revenue in the second quarter, compared to $864 million or 13.2% as a percent of revenue in the second quarter of the prior year. For the first half of fiscal 2002, cost of revenue was $2.43 billion or 17.5% as a percentage of revenue, up from $1.69 billion or 13.7% as a percentage of revenue in the first half of fiscal 2001. The launch of the Xbox video game console in the December quarter of 2002 drove the large majority of the increase from the prior year.

Research and development expenses in the second quarter increased 5% from the second quarter of the prior year to $1.04 billion. Research and development expenses in the first half of fiscal 2002 increased 6% from the comparable prior year period. R&D expenses increased primarily due to higher Xbox and Windows XP headcount-related and product development costs associated with these new products. The discontinuation of goodwill amortization in accordance with SFAS 142 in fiscal 2002 partially offset the growth in headcount and development costs.

Sales and marketing expenses were $1.48 billion in the December quarter, or 19.1% of revenue, compared to $1.29 billion in the second quarter of the prior year, or 19.7% of revenue. Sales and marketing expenses as a percent of revenue decreased primarily due to the large relative increase in revenue associated with the onset of Xbox revenue. Lower relative marketing costs in MSN Network and MSN Access, partially offset by the marketing costs surrounding the launches of Xbox and Windows XP and higher relative headcount-related costs also contributed to the decrease in sales and marketing expenses as a percent of revenue. For the first half of fiscal 2002, sales and marketing expenses were $2.62 billion, or 18.9% of revenue, compared to $2.33 billion, or 18.9% of revenue, in the first half of fiscal 2001. Sales and marketing expense as a percentage of revenue was flat reflecting marketing costs surrounding the launches of Xbox and Windows XP and higher relative headcount-related costs, offset by the large relative increase in revenue associated with the onset of Xbox revenue and lower relative marketing costs in MSN Network.

General and administrative costs were $833 million in the second quarter compared to $212 million in the comparable quarter of the prior year. General and administrative costs were $1.02 billion in the first six months compared to $382 million in the comparable period of the prior year. The general and administrative costs in the December quarter and first six months of fiscal 2002 included a charge of approximately $660 million for a contingent liability related to the overcharge class action lawsuits. Excluding this charge, higher headcount-related costs were more than offset by insurance recoveries and other miscellaneous items.

Non-operating Items, Investment Income/(Loss), and Income Taxes

Losses on equity investees and other incorporates Microsoft's share of income or loss from investments accounted for using the equity method, and income or loss attributable to minority interests. Losses on equity investees and other increased to $37 million in the second quarter of fiscal 2002, compared to $28 million in the comparable quarter of fiscal 2001, due to increased losses associated with the Company's share of MSNBC businesses. The increased loss was partially offset by the elimination of amortization of goodwill on equity investments in accordance with SFAS 142 in fiscal 2002. Losses on equity investees and other decreased to $67 million in the first six months of fiscal 2002, compared to $80 million in the comparable period of the prior year, primarily reflecting a

--------------------------------------------------------------------------------
decrease in the number of such investments compared to the first six months of fiscal 2001 in addition to the elimination of amortization of goodwill in accordance with SFAS 142 in fiscal 2002.

In the second quarter, the Company reported $553 million in investment income. The investment income included $573 million of bond portfolio return and dividend income and $20 million in net recognized losses. Net recognized losses included a write down for other-than-temporary impairments of $127 million, net realized gains on equity securities of $136 million, and $29 million in net losses attributable to derivative instruments. In the prior year comparable quarter, the Company reported $751 million in investment income, which included $574 million of bond portfolio income and dividends and $177 million of net recognized gains. For the first six months of fiscal 2002, investment loss was $427 million. The loss included $1.19 billion of bond portfolio return and dividend income, offset by $1.61 billion in net recognized losses. Net recognized losses included a write down for other-than-temporary impairments of $1.95 billion, primarily as a result of further declines in the fair values of European cable and telecommunications holdings, net realized gains on equity securities of $527 million, and $186 million in net losses attributable to derivative instruments. In the comparable six months of the prior year, the Company reported $1.88 billion in investment income, which included $1.07 billion of bond portfolio income and dividends and $805 million of net recognized gains.

At December 31, 2001, unrealized losses on Equity and Other Investments of $755 million (recorded within other comprehensive income) were deemed to be temporary in nature. Changes in the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company's intent and ability to hold the investment, among other factors, could result in some investments being deemed other-than-temporarily impaired in future periods. Unrealized gains on Equity and Other Investments at December 31, 2001 (also recorded within other comprehensive income) were $2.03 billion.

Effective July 1, 2000, Microsoft adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS 133 resulted in a cumulative pre-tax reduction to income of $560 million ($375 million after-tax) and a cumulative pre-tax reduction to other comprehensive income of $112 million ($75 million after-tax).

The effective tax rate for fiscal 2002 is estimated to be 32%. The effective tax rate for fiscal 2001 was 33%.

Financial Condition

Cash and short-term investments totaled $38.23 billion as of December 31, 2001. Cash flow from operations was $6.95 billion in the first six months of fiscal 2002, an increase of $1.08 billion from the first six months of the prior year. The increase reflects strong growth in earned and unearned revenue, partially offset by an increase in accounts receivable and other working capital. Cash used for financing was $480 million in the first six months of fiscal 2002, a decrease of $2.45 billion from the first six months of the prior year. The decrease reflects lower common stock repurchases and the repurchase of put warrants in the prior year. During the first six months of fiscal 2002, the Company repurchased 24.3 million shares of common stock under its share repurchase program, compared to 48.2 million shares repurchased in the first six months of the prior year. In addition, 2.6 million shares of common stock were acquired in the second quarter of fiscal 2002 under a structured stock repurchase transaction. The Company entered into the structured stock repurchase transaction in the third quarter of fiscal 2001 and agreed to acquire 5.1 million of its shares (half in October 2001 and half in June 2002) in exchange for an up-front net payment of $264 million. Cash used for investing was $5.15 billion in the first six months of fiscal 2002, an increase of $895 million from the first six months of the prior year, reflecting the increase in the investment portfolio.

Microsoft has no material long-term debt. Stockholders' equity at December 31, 2001 was $51.55 billion. Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $126 million on December 31, 2001. The Company has not engaged in any transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of or requirements for capital resources. Since fiscal 1990, Microsoft has repurchased 881 million common shares while 2.17 billion shares were issued under the Company's employee stock option and purchase plans.

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

The Company uses a value-at-risk (VAR) model to estimate and quantify its market risks. The VAR model is not intended to represent actual losses in fair value, but is used as a risk estimation and management tool. Assumptions applied to the VAR model at June 30, 2001 and December 31, 2001 include the following: normal market conditions; Monte Carlo modeling with 10,000 simulated market price paths; a 97.5% confidence interval; and a 20-day estimated loss in fair value for each market risk category. Accordingly, 97.5% of the time the estimated 20-day loss in fair value would not exceed $66 million and $85 million at June 30, 2001 and December 31, 2001 for foreign currency denominated investments and accounts receivable, $363 million and $430 million at June 30, 2001 and December 31, 2001 for interest-sensitive investments, or $520 million and $339 million at June 30, 2001 and December 31, 2001 for equity securities.

--------------------------------------------------------------------------------

                           Part II. Other Information

Item 1. Legal Proceedings

See notes to financial statements.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on November 7, 2001.

The following proposal was adopted by the margins indicated:

1. To elect a Board of Directors to hold office until their successors are elected and qualified. Number of Shares

                                                     Number of Shares
                                                  For              Withheld
         William H. Gates, III                4,340,965,193       296,482,703
         Steven A. Ballmer                    4,336,639,640       300,808,256
         James I. Cash                        4,607,613,804        29,834,092
         Raymond V. Gilmartin                 4,579,207,377        58,240,519
         David F. Marquardt                   4,609,054,130        28,393,766
         Ann McLaughlin Korologos             4,606,847,011        30,600,885
         William G. Reed, Jr.                 4,608,933,110        28,514,786
         Jon A. Shirley                       4,557,970,345        79,477,551

The following proposal was not adopted by the margins indicated:

2.  Shareholder proposal regarding business practices in China.

         For                                    314,747,525
         Against                              3,008,218,191
         Abstain                                249,630,228
         Broker non-vote                      1,064,851,952

Item 6. Exhibits and Reports on Form 8-K

(A)  EXHIBITS

3.2  Bylaws of Microsoft Corporation

(B)  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended December 31, 2001. Items 2, 3, and 5 are not applicable and have been omitted.

--------------------------------------------------------------------------------

                                    Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Microsoft Corporation

     Date:  February 8, 2002           By: /s/   John G. Connors
                                           -------------------------------------
                                           John G. Connors
                                           Senior Vice President; Chief
                                           Financial Officer

                                           (Principal Financial and Accounting
                                           Officer and Duly Authorized Officer)

--------------------------------------------------------------------------------