Form 10-Q/A
period 2001-09-30
MICROSOFT CORP
filed 2002-03-25
CIK 789019

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                               -----------------

                                  FORM 10-Q/A
                               (AMENDMENT NO. 1)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

   For the Quarterly Period Ended September 30, 2001

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

   For the Transition Period From ____________ to ____________

                        Commission File Number 0-14278

                               -----------------

                             MICROSOFT CORPORATION
            (Exact name of registrant as specified in its charter)

                     Washington                91-1144442
                   (State or other          (I.R.S. Employer
                   jurisdiction of         Identification No.)
                  incorporation or
                    organization)

               One Microsoft Way, Redmond, Washington 98052-6399
              (Address of principal executive office) (Zip Code)

      Registrant's telephone number, including area code: (425) 882-8080

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [_]

   The number of shares outstanding of the registrant's common stock as of February 28, 2002 was 5,416,006,543.

   Pursuant to this Form 10-Q/A, the registrant amends "Item 1. Financial Statements--Cash Flows Statement for the Three Months Ended September 30, 2001" of Part I--Financial Information of its Quarterly Report on Form 10-Q for the quarterly period ended September 30, 2001 to correct a clerical error in the amount of Unearned revenue formerly reported as $1,104 million and the amount of Recognition of unearned revenue formerly reported as $(914) million for the Three Months Ended September 30, 2001. This change had no impact on Net cash from operations. Besides the changes to the Cash Flows Statement and the number of shares outstanding listed above, no other changes have been made to the Form 10-Q for the quarterly period ended September 30, 2001.

================================================================================

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


(1) Unaudited


                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)

                                                          Three Months Ended
                                                               Sept. 30
                                                          ------------------
                                                            2000      2001
                                                          --------  --------
   Operations
   Net income............................................ $  2,206  $  1,283
   Cumulative effect of accounting change, net of tax....      375        --
   Depreciation, amortization, and other noncash items...      250       282
   Net recognized (gains)/ losses on investments.........     (599)    1,517
   Stock option income tax benefits......................      453       415
   Deferred income taxes.................................      734      (839)
   Unearned revenue......................................    1,457     2,069
   Recognition of unearned revenue.......................   (1,507)   (1,879)
   Accounts receivable...................................      116        69
   Other current assets..................................     (211)      (39)
   Other long-term assets................................      (61)      122
   Other current liabilities.............................     (253)      389
                                                          --------  --------
      Net cash from operations...........................    2,960     3,389
                                                          --------  --------
   Financing
   Common stock issued...................................      375       391
   Common stock repurchased..............................   (1,752)   (1,125)
   Put warrant proceeds..................................       81        --
                                                          --------  --------
      Net cash used for financing........................   (1,296)     (734)
                                                          --------  --------
   Investing
   Additions to property and equipment...................     (245)     (150)
   Purchases of investments..............................  (13,723)  (16,020)
   Maturities of investments.............................    1,570       861
   Sales of investments..................................    8,462    11,840
                                                          --------  --------
      Net cash used for investing........................   (3,936)   (3,469)
                                                          --------  --------
   Net change in cash and equivalents....................   (2,272)     (814)
   Effect of exchange rates on cash and equivalents......       67         5
   Cash and equivalents, beginning of period.............    4,846     3,922
                                                          --------  --------
   Cash and equivalents, end of period................... $  2,641  $  3,113
                                                          ========  ========

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

                                               MICROSOFT CORPORATION

                                               By:     /S/  JOHN G. CONNORS
                                                   -----------------------------
                                                          John G. Connors
                                                   Senior Vice President; Chief
                                                         Financial Officer
                                                     (Principal Financial and
                                                        Accounting Officer
                                                   and Duly Authorized Officer)

Date: March 25, 2002