Form 10-Q/A
period 2001-12-31
MICROSOFT CORP
filed 2002-03-25
CIK 789019

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

   Pursuant to this Form 10-Q/A, the registrant amends "Item 1. Financial Statements--Cash Flows Statement for the Six Months Ended December 31, 2001" of
Part I--Financial Information of its Quarterly Report on Form 10-Q for the quarterly period ended December 31, 2001 to correct a clerical error in the amount of Unearned revenue formerly reported as $3,825 million and the amount of Recognition of unearned revenue formerly reported as $(2,863) million for the Six Months Ended December 31, 2001. This change had no impact on Net cash from operations. Besides the changes to the Cash Flows Statement and the number of shares outstanding listed above, no other changes have been made to the Form 10-Q for the quarterly period ended December 31, 2001.

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
==========================================================================================================

(1)  Unaudited

                            See accompanying notes.
--------------------------------------------------------------------------------

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)

                                                        Six Months Ended Dec. 31
                                                        -----------------------
                                                           2000          2001
                                                         --------      --------
 Operations
 Net income............................................ $  4,830      $  3,566
 Cumulative effect of accounting change, net of tax....      375            --
 Depreciation, amortization, and other noncash items...      489           577
 Net recognized (gains)/losses on investments..........     (843)        1,462
 Stock option income tax benefits......................      897           751
 Deferred income taxes.................................      996          (861)
 Unearned revenue......................................    3,288         4,790
 Recognition of unearned revenue.......................   (2,980)       (3,828)
 Accounts receivable...................................     (898)       (1,399)
 Other current assets..................................     (448)           97
 Other long-term assets................................      (31)          (25)
 Other current liabilities.............................      155         1,602
 Other long-term liabilities...........................       49           222
                                                         --------      --------
    Net cash from operations...........................    5,879         6,954
                                                         --------      --------
 Financing
 Common stock issued...................................      698           786
 Common stock repurchased..............................   (3,225)       (1,266)
 Repurchases of put warrants...........................     (405)           --
                                                         --------      --------
    Net cash used for financing........................   (2,932)         (480)
                                                         --------      --------
 Investing
 Additions to property and equipment...................     (517)         (322)
 Purchases of investments..............................  (26,525)      (32,439)
 Maturities of investments.............................    2,970         2,290
 Sales of investments..................................   19,818        25,322
                                                         --------      --------
    Net cash used for investing........................   (4,254)       (5,149)
                                                         --------      --------
 Net change in cash and equivalents....................   (1,307)        1,325
 Effect of exchange rates on cash and equivalents......       (8)            9
 Cash and equivalents, beginning of period.............    4,846         3,922
                                                         --------      --------
 Cash and equivalents, end of period................... $  3,531      $  5,256
                                                         ========      ========

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