Form 10-Q
period 2002-03-31
MICROSOFT CORP
filed 2002-04-30
CIK 789019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2002

☐    TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                      to

Commission File Number 0-14278

MICROSOFT CORPORATION
(Exact name of registrant as specified in its charter)

Washington	91-1144442
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

One Microsoft Way, Redmond, Washington    98052-6399
(Address of principal executive office)     (Zip Code)

Registrant’s telephone number, including area code:  (425) 882-8080

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒  No  ☐

The number of shares outstanding of the registrant’s common stock as of March 31, 2002 was 5,415,462,752.

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2002

PART I.    FINANCIAL INFORMATION

Item 1.    Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

	Three Months Ended Mar. 31		Nine Months Ended Mar. 31
	2001	2002	2001	2002
	(In millions, except earnings per share)

	(Unaudited)
Revenue	$6,403	$7,245	$18,719	$21,112
Operating expenses:
Cost of revenue	899	1,395	2,588	3,823
Research and development	1,069	1,066	3,015	3,123
Sales and marketing	1,198	1,240	3,526	3,864
General and administrative	239	246	621	1,266

Total operating expenses	3,405	3,947	9,750	12,076

Operating income	2,998	3,298	8,969	9,036
Losses on equity investees and other	(46)	(11)	(126)	(78)
Investment income	706	739	2,584	312

Income before income taxes	3,658	4,026	11,427	9,270
Provision for income taxes	1,207	1,288	3,771	2,966

Income before accounting change	2,451	2,738	7,656	6,304
Cumulative effect of accounting change (net of income taxes of $185)	—	—	(375)	—

Net income	$2,451	$2,738	$7,281	$6,304

Basic earnings per share:
Before accounting change	$0.46	$0.51	$1.44	$1.17
Cumulative effect of accounting change	—	—	(0.07)	—

	$0.46	$0.51	$1.37	$1.17

Diluted earnings per share:
Before accounting change	$0.44	$0.49	$1.37	$1.13
Cumulative effect of accounting change	—	—	(0.06)	—

	$0.44	$0.49	$1.31	$1.13

Average shares outstanding:
Basic	5,336	5,415	5,328	5,403

Diluted	5,563	5,564	5,575	5,563

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

	June 30 2001	Mar. 31 2002(1)
	(In millions)
Assets
Current assets:
Cash and equivalents	$3,922	$5,116
Short-term investments	27,678	33,577

Total cash and short-term investments	31,600	38,693
Accounts receivable, net of allowance for doubtful accounts of $174 and $216	3,671	4,230
Deferred income taxes	1,522	2,086
Other	2,417	2,818

Total current assets	39,210	47,827
Property and equipment, net	2,309	2,182
Equity and other investments	14,361	15,694
Goodwill	1,511	1,433
Intangible assets, net	401	277
Other long-term assets	1,038	966

Total assets	$58,830	$68,379

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,188	$1,136
Accrued compensation	742	822
Income taxes	1,468	2,477
Short-term unearned revenue	4,395	5,568
Other	1,461	1,839

Total current liabilities	9,254	11,842
Long-term unearned revenue	1,219	1,346
Deferred income taxes	409	59
Other long-term liabilities	659	832

Commitments and contingencies

Stockholders’ equity:
Common stock and paid-in capital—shares authorized 12,000; outstanding 5,383 and 5,415	28,390	30,904
Retained earnings, including accumulated other comprehensive income of $587 and $654	18,899	23,396

Total stockholders’ equity	47,289	54,300

Total liabilities and stockholders’ equity	$58,830	$68,379

(1)	Unaudited

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

	Nine Months Ended Mar. 31
	2001	2002
	(In millions)
	(Unaudited)
Operations
Net income	$7,281	$6,304
Cumulative effect of accounting change, net of tax	375	—
Depreciation, amortization, and other noncash items	972	725
Net recognized (gains)/losses on investments	(943)	1,252
Stock option income tax benefits	1,271	1,097
Deferred income taxes	1,357	(717)
Unearned revenue	5,141	7,311
Recognition of unearned revenue	(4,652)	(5,917)
Accounts receivable	(281)	(745)
Other current assets	(557)	(208)
Other long-term assets	(228)	(37)
Other current liabilities	142	1,731
Other long-term liabilities	(35)	279

Net cash from operations	9,843	11,075

Financing
Common stock issued	1,095	1,211
Common stock repurchased	(4,381)	(1,942)
Repurchases of put warrants	(405)	—
Other, net	(264)	—

Net cash used for financing	(3,955)	(731)

Investing
Additions to property and equipment	(781)	(488)
Purchases of investments	(49,966)	(60,248)
Maturities of investments	4,443	4,091
Sales of investments	39,719	47,500

Net cash used for investing	(6,585)	(9,145)

Net change in cash and equivalents	(697)	1,199
Effect of exchange rates on cash and equivalents	—	(5)
Cash and equivalents, beginning of period	4,846	3,922

Cash and equivalents, end of period	$4,149	$5,116

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

	Three Months Ended Mar. 31		Nine Months Ended Mar. 31
	2001	2002	2001	2002
	(In millions)
	(Unaudited)
Common stock and paid-in capital
Balance, beginning of period	$27,178	$30,175	$23,195	$28,390
Common stock issued	432	444	4,143	1,485
Common stock repurchased	(73)	(61)	(293)	(202)
Repurchases of put warrants	—	—	(405)	—
Stock option income tax benefits	374	346	1,271	1,097
Other, net	(264)	—	(264)	134

Balance, end of period	27,647	30,904	27,647	30,904

Retained earnings
Balance, beginning of period	19,244	21,373	18,173	18,899

Net income	2,451	2,738	7,281	6,304
Other comprehensive income:
Cumulative effect of accounting change	—	—	(75)	—
Net gains/(losses) on derivative instruments	136	1	635	(42)
Net unrealized investments gains/(losses)	(285)	(86)	(1,451)	65
Translation adjustments and other	(20)	(15)	(32)	44

Comprehensive income	2,282	2,638	6,358	6,371
Common stock repurchased	(1,083)	(615)	(4,088)	(1,874)

Balance, end of period	20,443	23,396	20,443	23,396

Total stockholders’ equity	$48,090	$54,300	$48,090	$54,300

See accompanying notes.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, as well as the accounting changes to adopt Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities, SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets, necessary for their fair presentation in conformity with U.S. generally accepted accounting principles. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include provisions for returns, concessions and bad debts, and the length of product life cycles and building lives. Actual results may differ from these estimates. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 2001 Form 10-K. Certain reclassifications have been made for consistent presentation.

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

Net income and earnings per share for the third quarter and first nine months of fiscal 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

	Three Months Ended Mar. 31 2001	Nine Months Ended Mar. 31 2001
	(In millions, except earnings per share)
Net income:
Reported net income	$2,451	$7,281
Goodwill amortization	57	175
Equity method goodwill amortization	7	19

Adjusted net income	$2,515	$7,475

Basic earnings per share:
Reported basic earnings per share	$0.46	$1.37
Goodwill amortization	0.01	0.03
Equity method goodwill amortization	—	—

Adjusted basic earnings per share	$0.47	$1.40

Diluted earnings per share:
Reported diluted earnings per share	$0.44	$1.31
Goodwill amortization	0.01	0.03
Equity method goodwill amortization	—	—

Adjusted diluted earnings per share	$0.45	$1.34

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)
(Unaudited)

During the third quarter and first nine months of fiscal 2002, goodwill was reduced by $78 million in connection with Microsoft’s transfer of all of its 33.7 million shares and warrants of Expedia, Inc. to USA Networks, Inc. and no goodwill was acquired or impaired. As of March 31, 2002, Desktop and Enterprise Software and Services goodwill was $1.10 billion, Consumer Software, Services, and Devices goodwill was $256 million, and Consumer Commerce Investments goodwill was $73 million.

All of Microsoft’s acquired intangible assets are subject to amortization. There were no material acquisitions of intangible assets during the third quarter of fiscal 2002. During the first nine months of fiscal 2002, the Company acquired $28 million in contract-based intangible assets, $13 million in technology-based intangible assets, and $1 million in marketing-related and other intangible assets, which will be amortized over approximately 3 years. No significant residual value is estimated for these intangible assets. Intangible assets amortization expense was $50 million for the third quarter of fiscal 2002 and $149 million for the first six months of fiscal 2002. The components of intangible assets were as follows:

	June 30, 2001		Mar. 31, 2002
	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization
	(In millions)
Contract-based	$407	$(177)	$424	$(262)
Technology-based	157	(27)	159	(56)
Marketing-related and other	83	(42)	15	(3)

Intangible assets	$647	$(246)	$598	$(321)

Amortization expense for the net carrying amount of intangible assets at March 31, 2002 is estimated to be $37 million for the remainder of fiscal 2002, $112 million in fiscal 2003, $90 million in fiscal 2004, $36 million in fiscal 2005, and $2 million in fiscal 2006.

Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding put warrants using the “reverse treasury stock” method and outstanding stock options using the “treasury stock” method.

The components of basic and diluted earnings per share were as follows:

Earnings Per Share

	Three Months Ended Mar. 31		Nine Months Ended Mar. 31
	2001	2002	2001	2002
	(In millions, except earnings per share)
Income before accounting change (A)	$2,451	$2,738	$7,656	$6,304
Cumulative effect of accounting change	—	—	(375)	—

Net income available for common shareholders	$2,451	$2,738	$7,281	$6,304

Weighted average outstanding shares of common stock (B)	5,336	5,415	5,328	5,403
Dilutive effect of:
Put warrants	35	—	30	—
Employee stock options	192	149	217	160

Common stock and common stock equivalents (C)	5,563	5,564	5,575	5,563

Earnings per share before accounting change:
Basic (A/B)	$0.46	$0.51	$1.44	$1.17

Diluted (A/C)	$0.44	$0.49	$1.37	$1.13

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)
(Unaudited)

Revenue Recognition

Revenue from products licensed to original equipment manufacturers (OEMs) has historically been recorded when OEMs ship licensed products to their customers. Licensing provisions were modified with the introduction of Windows XP in the second quarter of fiscal 2002 and revenue for certain products is recorded upon shipment of the product to OEMs, net of estimated returns. The effect of this change was not material.

A portion of Microsoft’s revenue is earned ratably over the product life cycle or, in the case of subscriptions, over the period of the license agreement. End users receive certain elements of the Company’s products over a period of time. These elements include browser technologies and technical support. Consequently, Microsoft’s earned revenue reflects the recognition of the fair value of these elements over the product’s life cycle. The percentage of revenue recognized ratably ranges from approximately 15% to 25% of Windows desktop operating systems and approximately 10% to 20% of desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three years for Windows operating systems and 18 months for desktop applications. The Company also sells subscriptions to certain products via maintenance and certain organization license agreements.

At March 31, 2002, unearned revenue was $6.91 billion, compared to $5.31 billion at March 31, 2001. Desktop Applications unearned revenue was $3.03 billion, compared to $2.05 billion at March 31, 2001. Desktop Platforms unearned revenue was $3.10 billion, compared to $2.55 billion at March 31, 2001. Enterprise Software and Services unearned revenue was $477 million, compared to $387 million at March 31, 2001. Unearned revenue associated with Consumer Software, Services, and Devices and Other was $311 million, compared to $324 million a year ago.

Stockholders’ Equity

The Company repurchases its common shares in the open market to provide shares for issuance to employees under stock option and stock purchase plans. During the March quarter, the Company repurchased 11.6 million shares of common stock for $676 million, compared to 17.2 million shares for $1.2 billion in the comparable quarter of the prior year. For the first nine months of fiscal 2002, the Company repurchased 35.9 million shares of common stock for $2.0 billion, compared to 65.4 million shares of common stock for $4.4 billion in the comparable period of the prior year. In addition, 2.6 million shares of common stock were acquired in the second quarter of fiscal 2002 under a structured stock repurchase transaction. The Company entered into the structured stock repurchase transaction in fiscal 2001 and agreed to acquire 5.1 million of its shares (half in October 2001 and half in June 2002) in exchange for an up-front net payment of $264 million.

Investment Income

The components of investment income are as follows:

	Three Months Ended Mar. 31		Nine Months Ended Mar. 31
	2001	2002	2001	2002
	(In millions)
Dividends	$100	$95	$285	$264
Interest	506	433	1,356	1,299
Net recognized gains/(losses) on investments	100	211	943	(1,251)

Investment income	$706	$739	$2,584	$312

On February 4, 2002, USA Networks, Inc. (USA) shareholders approved the merger transaction in which USA became the controlling shareholder of Expedia, Inc. As part of the transaction, Microsoft transferred all of its 33.7 million Expedia shares and warrants. In return, Microsoft received 20.1 million shares of USA common stock, 12.8 million shares of USA cumulative convertible preferred stock, and 14.2 million USA warrants. Microsoft recorded a pretax gain of $1.25 billion, which is included in net recognized gains/(losses) on investments in investment income.

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

Contingencies

The Company is a defendant in U.S. v. Microsoft, a lawsuit filed by the Antitrust Division of the U.S. Department of Justice (DOJ) and a group of eighteen state Attorneys General alleging violations of the Sherman Act and various state antitrust laws. After the trial, the District Court entered Findings of Fact and Conclusions of Law stating that Microsoft had violated Sections 1 and 2 of the Sherman Act and various state antitrust laws. A Judgment was entered on June 7, 2000 ordering, among other things, the breakup of Microsoft into two companies. The Judgment was stayed pending an appeal. On June 28, 2001, the U.S. Court of Appeals for the District of Columbia Circuit

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)
(Unaudited)

affirmed in part, reversed in part, and vacated the Judgment in its entirety and remanded the case to the District Court for a new trial on one Section 1 claim and for entry of a new judgment consistent with its ruling. In its ruling, the Court of Appeals substantially narrowed the bases of liability found by the District Court, but affirmed some of the District Court’s conclusions that Microsoft had violated Section 2. On September 6, 2001, the plaintiffs announced that on remand they would not ask the Court to break Microsoft up, that they will seek imposition of conduct remedies, and that they would not retry the one Section 1 claim returned to the District Court by the Court of Appeals. On October 12, 2001, the trial court held a status conference and entered orders requiring the parties to engage in settlement discussions until November 2, 2001. Microsoft entered into a settlement with the United States on November 2, 2001. Nine states (New York, Ohio, Illinois, Kentucky, Louisiana, Maryland, Michigan, North Carolina and Wisconsin) agreed to settle on substantially the same terms on November 6, 2001. A hearing on the settlement was held by the Court on March 6, 2002. The Court will now decide whether to approve the settlement as being in the public interest. Nine states and the District of Columbia continue to litigate the remedies phase of U.S. v. Microsoft. With respect to the non-settling states remedies proceeding, the Court began conducting an evidentiary hearing on March 18, 2002. The non-settling states are seeking imposition of a remedy that would impose much broader restrictions on Microsoft’s business than the proposed settlement with the DOJ and nine other states.

In other ongoing investigations, the DOJ and several state Attorneys General have requested information from Microsoft concerning various issues. In addition, the European Commission has instituted proceedings in which it alleges that Microsoft has failed to disclose information that Microsoft competitors claim they need to interoperate fully with Windows 2000 clients and servers and has engaged in discriminatory licensing of such technology. The remedies sought, though not fully defined, include mandatory disclosure of Microsoft Windows operating system technology and imposition of fines. Microsoft denies the European Commission’s allegations and intends to contest the proceedings vigorously.

A large number of overcharge class action lawsuits have been initiated against Microsoft. These cases allege that Microsoft has competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications and seek to recover alleged overcharges that the complaints contend Microsoft charged for these products. Microsoft believes the claims are without merit and is vigorously defending the cases. To date, Microsoft has won dismissals of all claims for damages by indirect purchasers under Federal law and in 15 separate state court proceedings. Claims on behalf of foreign purchasers have also been dismissed. Plaintiffs have appealed most of these rulings. While no trials or other proceedings have been held concerning any liability issues, courts in several states have ruled that these cases may proceed as class actions, while one court has denied class certification status to the claims in that state proceeding. On November 20, 2001, Microsoft announced that it and lead counsel for the Federal plaintiffs reached an agreement to settle all of these cases. On January 11, 2002, the District Court announced its decision not to approve the proposed settlement. The Company has recorded a contingent liability of approximately $660 million representing Management’s estimate of the costs of resolving the contingency. The Company intends to continue vigorously defending these lawsuits.

Netscape Communications Inc., a subsidiary of AOL-Time Warner Inc., filed an antitrust law suit against Microsoft on January 22, 2002 in Federal court in the District of Columbia, alleging claims relating to competition with Netscape’s Navigator browser. Netscape seeks injunctive relief, treble damages and its fees and costs. Microsoft denies these allegations and will vigorously defend this action.

Be Incorporated, a former software development company whose assets were acquired by Palm Incorporated in August 2001, filed suit against Microsoft on February 18, 2002 in Federal court in San Francisco, alleging violations of Federal and state antitrust and unfair competition laws and other tort claims. Be alleges that Microsoft’s license agreements with computer manufacturers, pricing policies, and business practices interfered with Be’s relationships with computer manufacturers and discouraged them from adopting Be’s own operating system for their products. Be is seeking treble and punitive damages for its alleged injuries along with its fees and costs. Microsoft denies these allegations and will vigorously defend this action.

On March 8, 2002, Sun Microsystems, Inc. filed suit against Microsoft alleging violations of Federal and state antitrust and unfair competition laws as well as claims under the Federal Copyright Act. Sun seeks injunctive relief and treble damages along with its fees and costs. Microsoft denies these allegations and will vigorously defend this action.

A purported class action employment discrimination case filed in October 2000 in Federal court in Seattle, Washington against Microsoft, Donaldson v. Microsoft, was denied class certification status by a Federal judge on November 16, 2001. The Donaldson plaintiffs purported to represent a nationwide class of current and former

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)
(Unaudited)

African American and female Microsoft employees and alleged that Microsoft’s compensation, evaluation, and promotion policies were discriminatory with respect to the plaintiffs in violation of Title VII of the 1964 Civil Rights Act and 42 U.S.C. § 1981. The court disagreed, finding no statistical support for plaintiffs’ allegations and held that Microsoft’s managerial system is not flawed. Following the court’s ruling, the parties resolved their differences and the case has been dismissed.

The Securities and Exchange Commission is conducting a non-public investigation into the Company’s accounting reserve practices. Microsoft is also subject to various legal proceedings and claims that arise in the ordinary course of business.

Management currently believes that resolving these matters will not have a material adverse impact on the Company’s financial position or its results of operations.

Segment Information

Three Months Ended Mar. 31	Desktop and Enterprise Software and Services	Consumer Software, Services, and Devices	Consumer Commerce Investments	Other	Reconciling Amounts	Consolidated
	(In millions)
2001
Revenue	$5,633	$497	$76	$172	$25	$6,403
Operating income (loss)	3,467	(490)	(48)	34	35	2,998

2002
Revenue	$5,850	$1,229	$46	$135	$(15)	$7,245
Operating income (loss)	3,690	(321)	8	20	(99)	3,298

Nine Months Ended Mar. 31	Desktop and Enterprise Software and Services	Consumer Software, Services, and Devices	Consumer Commerce Investments	Other	Reconciling Amounts	Consolidated
2001
Revenue	$16,719	$1,439	$203	$516	$(158)	$18,719
Operating income (loss)	10,834	(1,187)	(112)	85	(651)	8,969

2002
Revenue	$17,718	$2,776	$231	$424	$(37)	$21,112
Operating income (loss)	11,201	(1,104)	20	58	(1,139)	9,036

Desktop and Enterprise Software and Services Revenue:

	Three Months Ended Mar. 31		Nine Months Ended Mar. 31
	2001	2002	2001	2002
	(In millions)
Desktop Applications	$2,368	$2,324	$6,969	$6,987
Desktop Platforms	2,025	2,279	6,198	6,973

Desktop Software	4,393	4,603	13,167	13,960
Enterprise Software and Services	1,240	1,247	3,552	3,758

Total Desktop and Enterprise Software and Services	$5,633	$5,850	$16,719	$17,718

Microsoft currently has four segments: Desktop and Enterprise Software and Services; Consumer Software, Services, and Devices; Consumer Commerce Investments; and Other. The Company is in the process of changing its financial reporting structure so that leaders of each of the Company’s core businesses will have comprehensive

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)
(Unaudited)

operational and financial responsibility and greater accountability. It is expected that these changes will cause the composition of Microsoft’s reportable segments to change for the fiscal year ending June 30, 2003.

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

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and disclosure of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including profit and loss statements (P&Ls) prepared on a basis not consistent with U.S. generally accepted accounting principles. Assets are not allocated to segments for internal reporting presentations.

Reconciling items for revenue include certain elements of unearned revenue and the treatment of certain channel inventory amounts and estimates. In addition to the reconciling items for revenue, reconciling items for operating income (loss) for the three months ended March 31 include general and administrative expenses ($239 million in 2001 and $246 million in 2002), certain research expenses ($37 million in 2001 and $42 million in 2002), and other corporate level adjustments. For the nine months ended March 31, reconciling items for operating income (loss) include general and administrative expenses ($621 million in 2001 and $1.27 billion in 2002), certain research expenses ($111 million in 2001 and $119 million in 2002), and other corporate level adjustments. The internal P&Ls use accelerated methods of depreciation and amortization. Additionally, losses on equity investees and minority interests are classified in operating income for internal reporting presentations.

Item 2.    Management’s Discussion and Analysis of Results of Operations and Financial Condition

Microsoft develops, manufactures, licenses, and supports a wide range of software products for a multitude of computing devices. Microsoft software includes scalable operating systems for servers, personal computers (PCs), and intelligent devices; server applications for client/server environments; knowledge worker productivity applications; and software development tools. The Company’s online efforts include the MSN network of Internet products and services and alliances with companies involved with broadband access and various forms of digital interactivity. Microsoft also licenses consumer software programs; sells hardware devices; provides consulting services; trains and certifies system integrators and developers; and researches and develops advanced technologies for future software products. In the second quarter of fiscal 2002, Microsoft launched Xbox, its future-generation video game system.

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors such as: entry into markets with vigorous competition, market acceptance of new products and services, continued acceptance of existing products and services, changes in licensing programs, product price discounts, delays in product development and related product release schedules, and reliance on sole source suppliers for key components of Xbox that could result in component shortages and delays in product delivery, any of which may cause revenues and income to fall short of anticipated levels; obsolete inventory or product returns by distributors, resellers and retailers; warranty and other claims on hardware products such as Xbox; higher relative marketing expenses associated with new product releases; changes in the rate of PC shipments; technological shifts; customer demand for Microsoft’s products and services; the support of third party software developers for new or existing platforms; the availability of competitive products or services such as the Linux operating system at prices below Microsoft’s prices or for no charge; changes in product and service mix; product life cycles; product sale terms and conditions; the company’s ability to efficiently integrate acquired businesses; implementation of operating cost structures that align with revenue growth; the financial condition of Microsoft’s customers and vendors; unavailability of insurance; uninsured losses; adverse results in litigation; the effects of terrorist activity and armed conflict such as disruptions in general economic activity and changes in Microsoft’s operations and security arrangements; general economic conditions that affect demand for computer hardware or software; currency fluctuations; trade sanctions or changes to U.S. tax law resulting from the World Trade Organization decision with respect to the extraterritorial income provisions of U.S. tax law; financial market volatility or other changes affecting the value of Microsoft’s investments that may result in a reduction in carrying value and recognition of losses; and other issues discussed in the Company’s 2001 Form 10-K.

Critical Accounting Policies

Microsoft’s financial statements and accompanying notes are prepared in accordance with generally accepted accounting principles in the United States. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Microsoft include revenue recognition, impairment of investment securities, accounting for research and development costs, accounting for legal contingencies, and accounting for income taxes.

Microsoft accounts for the licensing of software in accordance with American Institute of Certified Public Accounts (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. End users receive certain elements of the Company’s products over a period of time. These elements include browser technologies updates and technical support, the fair value of which is recognized over the product’s estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue.

SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired, which also requires judgment. In making this judgment, Microsoft evaluates, among other factors, the duration and extent to which the fair value of an investment is less than it’s cost; the financial health of and business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow; and the Company’s intent and ability to hold the investment.

Microsoft accounts for research and development costs in accordance with several accounting pronouncements, including SFAS 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. Microsoft believes that technological feasibility for its products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

Microsoft is subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. The Company evaluates, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact the Company’s financial position or its results of operations.

SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact the Company’s financial position or its results of operations.

Results of Operations

Revenue

Revenue for the third quarter of fiscal year 2002 was $7.25 billion, an increase of 13% over the third quarter of fiscal 2001. The revenue growth was driven primarily by the continued globalization of the Microsoft Xbox video game system and licensing of Microsoft Windows XP Home and Professional operating systems. For the first nine months of fiscal year 2002, revenue was $21.11 billion, an increase of 13% over the first nine months of fiscal 2001. The revenue growth was driven primarily by the launch of Microsoft Xbox video game system, licensing of Microsoft XP Home and Professional and Windows 2000 Professional, licensing of Microsoft SQL Server, and growth in MSN Internet access subscribers and MSN advertising revenue.

Product Revenue

Microsoft currently has four segments: Desktop and Enterprise Software and Services; Consumer Software, Services, and Devices; Consumer Commerce Investments; and Other. The Management Discussion and Analysis presentation of revenue differs from that reported under the Company’s Segment Information appearing in the Notes to Financial Statements because reconciling items are allocated to those segments. The Company is in the process of changing its financial reporting structure so that leaders of each of the Company’s core businesses will have comprehensive operational and financial responsibility and greater accountability. It is expected that these changes will cause the composition of Microsoft’s reportable segments to change for the fiscal year ending June 30, 2003.

Desktop and Enterprise Software and Services includes Desktop Applications; Desktop Platforms; and Enterprise Software and Services. Desktop and Enterprise Software and Services revenue was $6.00 billion for the third quarter, an increase of 5% from $5.72 billion recorded in the third quarter of the prior year. For the first nine months of fiscal 2002, Desktop and Enterprise Software and Services revenue was $17.69 billion, up 7% from $16.57 billion in the prior year.

Desktop Applications includes revenue from Microsoft Office; Microsoft Project; Visio; client access licenses (CALs) for Windows NT Server and Windows 2000 Server, Exchange, and BackOffice; Microsoft Great Plains; and bCentral. Revenue from Desktop Applications was $2.44 billion in the March quarter of fiscal 2002, increasing slightly from the $2.41 billion in the prior year’s March quarter. Office revenue declined slightly from the prior year comparable quarter. Although Office licensing remains strong, a higher mix of multi-year licensing agreements resulted in revenue deferred to future quarters. Additionally, a decline in consumer purchases in the Asia region, most notably Japan, led to a decrease in Office revenue. Revenue from client access licenses declined moderately in the third quarter due to a ramp up in licensing of Exchange, BackOffice, and Windows NT Server and Windows 2000 Server CALs in the prior year’s comparable quarter and the impact of a growing annuity licensing mix, which deferred revenue to future quarters. Microsoft Great Plains revenue offset the decline in other Desktop Applications revenue. Revenue from Desktop Applications was $7.08 billion in the first nine months of fiscal 2002, up slightly in comparison with $7.04 billion in the prior year. The decline in Office revenue was offset by revenue from Microsoft Great Plains and growth in revenue from client access licenses.

Desktop Platforms includes revenue from Windows XP Professional and Home, Windows 2000 Professional, Windows NT Workstation, Windows Me, Windows 98, and other desktop operating systems. Desktop Platforms revenue was $2.29 billion in the third quarter, representing 11% growth from the third quarter of the prior year. The quarterly revenue growth reflected strong multi-year annuity licensing and a continued mix shift to the higher priced Windows 2000 and Windows XP Professional, offset by reported PC shipments that were flat compared to the third quarter of fiscal 2001. Revenue was $6.86 billion in the first three quarters of fiscal 2002, representing 14% growth from the first three quarters of fiscal 2001. This growth was driven by the onset of revenue from Windows XP Home and Professional operating systems retail sales and a higher mix of Windows 2000 and Windows XP Professional. Revenue growth was partially offset by the contraction of PC shipments. The rate of growth in PC shipments and the mix of Windows 2000 and Windows XP Professional as a percentage of all 32-bit operating systems will continue to impact Desktop Platforms revenue growth in the future.

Enterprise Software and Services includes Server Platforms; Server Applications; developer tools and services; and Enterprise services. March quarter revenue was $1.28 billion, increasing 2% from $1.25 billion in the March quarter of fiscal 2001. Server Platforms revenue growth was 6%, driven by a modest overall increase in Windows-based server shipments and increased deployment of Windows 2000 Server. Server Applications revenue grew slightly from the prior year’s third quarter as SQL Server revenue grew strongly but other .NET Enterprise Server revenue was hampered by poor economic conditions and weakness in IT investment. Enterprise services revenue, representing consulting and product support services, was up 9% compared to the prior year’s comparable quarter. Revenue from developer tools, training and certification, and other services declined 12% from the March quarter of fiscal 2001. The mid-quarter release of Visual Studio .NET drove a strong increase in licensing, however, the higher mix of MSDN subscription licensing offset this increase due to the deferment of revenue to future quarters. Enterprise Software and Services revenue in the first nine months of fiscal 2002 increased 6% to $3.76 billion. Server Platforms revenue increased 9%, Server Applications revenue increased 13%, Enterprise services revenue increased 19%, and revenue from developer tools and services decreased 21% from the prior year comparable period.

The success of Microsoft’s new volume licensing programs will continue to affect the mix of multi-year licensing agreements and the resulting impact on the timing of revenue recognition. In addition, the timing and extent of a recovery in corporate IT spending will be a factor affecting revenue growth.

Consumer Software, Services, and Devices includes Xbox video game system, MSN Internet access, MSN network services, PC and online games, learning and productivity software, mobility, and embedded systems. Consumer Software, Services, and Devices revenue reached $1.07 billion in the third quarter of fiscal 2002, compared to $460 million in the third quarter of the prior year. Consumer Software, Services, and Devices revenue reached $2.76 billion in the first nine months of fiscal 2002, compared to $1.45 billion in the first nine months of the prior year. The majority of the revenue growth from the prior year stemmed from the launch of the Xbox video game system. MSN Internet access revenue performed well as a result of an increased subscriber base and an increase in the average revenue per subscriber due to a change in mix to non-promotional subscriber programs. Revenue from MSN network services, despite a difficult economic environment in the online advertising marketplace, grew strongly led by performance-based advertising sales. On April 18, 2002, Microsoft announced that the European price of its Xbox video game system will be reduced to €299/£199, effective from April 26, 2002.

Consumer Commerce Investments include Expedia, Inc., the HomeAdvisor online real estate service, and the CarPoint online automotive service. Third quarter revenue totaled $45 million, compared to $76 million in the prior year’s third quarter. The decline in revenue compared to a year ago reflects the sale of Microsoft’s share of Expedia, Inc. during the third quarter of fiscal 2002. Revenue for the first nine months totaled $229 million, compared to $203 million in the prior year. Prior year revenue for Expedia, Inc. has been reclassified to reflect the reporting change of merchant revenue to a net basis, which represents the amount charged to the customer less the amount paid to the supplier.

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

Other primarily includes Hardware and Microsoft Press. Other revenue was $137 million in the third quarter of fiscal 2002, declining from $149 million reported in the prior year’s March quarter. For the first nine months of fiscal 2002, Other revenue was $429 million, compared to $502 million reported in the prior year. Lower sales of Microsoft Press books due to the overall weakness in the consumer market and lower hardware peripheral sales contributed to the decline in revenue.

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

OEM third quarter revenue was $2.29 billion, up 15% from revenue of $1.99 billion in the comparable quarter of fiscal 2001. For the first nine months, OEM revenue was $6.66 billion, up 14% from revenue of $5.86 billion in the comparable period of fiscal 2001. Reported licenses were flat in the third quarter and declined for the first nine months compared to the prior year hampering revenue growth. An increased mix of the higher priced Windows 2000 and Windows XP Professional licenses, the stabilization of direct OEMs and a mix shift to system builder OEMs, led to higher average revenue per license and contributed to the overall OEM revenue growth.

South Pacific and Americas Region revenue in the March quarter was $2.76 billion, an increase of 16% compared to $2.37 billion in the prior year’s March quarter. Revenue in the first nine months of fiscal 2002 was $8.42 billion, an increase of 23% compared to $6.86 billion in the prior year’s first nine months. Revenue from the United States was the primary driver of the region’s revenue growth, reflecting continued strong sales of Xbox. Strong licensing of the new Windows XP operating systems and revenue from Microsoft Great Plains also contributed to the growth. Other product offerings influencing the growth included MSN Internet access subscriptions and MSN Network services.

Europe, Middle East, and Africa Region revenue was $1.39 billion, increasing 15% from the $1.20 billion reported in the third quarter of the prior year. The majority of the growth was a result of the launch of Xbox in the region. Reported revenue was influenced by a higher mix of multi-year licensing agreements in the third quarter of fiscal 2002, which deferred revenue to future quarters. Revenue growth from Windows XP Home and Professional operating systems and Enterprise Software was healthy. For the first nine months of fiscal 2002, revenue was $3.91 billion, up 5% in comparison to the first nine months of fiscal 2001. Revenue in the region would have increased 18% in the third quarter and increased 9% in the first nine months of fiscal 2002 if foreign exchange rates were constant with those of the prior year.

Asia Region revenue decreased 2% to $818 million from $836 million in the March quarter of the prior year. For the first nine months of fiscal 2002, revenue decreased 7% to $2.13 billion from the similar period of the prior year. The region’s revenue decline was impacted by deteriorating economic conditions and declining consumer PC shipments, which affected the sales of localized versions of Microsoft Office XP, partially offset by the launch of Xbox in the third quarter of fiscal 2002. Had foreign exchange rates been constant with those of the third quarter of 2001, revenue in the region would have grown 8%. Revenue for the first nine months of fiscal 2002 would have grown 3% in comparison to the first nine months of fiscal 2001 if foreign exchange rates were constant with those of the prior year.

Translated international revenue is affected by foreign exchange rates. The net impact of foreign exchange rates on revenue was negative in the March quarter compared to a year ago, due to a weaker Japanese yen and European currencies versus the U.S. dollar. Had the rates from the prior year’s comparable quarter been in effect in the third quarter of fiscal 2002, translated international revenue billed in local currencies would have been approximately $130 million higher. The net impact of foreign exchange rates on revenue was also negative in the first nine months of fiscal 2002 compared to a year ago, due to weaker Japanese and European currencies versus the U.S. dollar. Had the rates from the prior year’s comparable period been in effect in the first nine months of fiscal 2002, translated international revenue billed in local currencies would have been approximately $391 million higher. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses

Effective July 1, 2001, Microsoft adopted Statement of Financial Accounting Standards (SFAS) 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142. Goodwill amortization (on a pre-tax basis) was $70 million in the third quarter of fiscal 2001 and $215 million for the first nine months of fiscal 2001.

Cost of revenue was $1.40 billion, or 19.3% of revenue in the third quarter, compared to $899 million, or 14.0% of revenue, in the third quarter of the prior year. For the first three quarters of fiscal 2002, cost of revenue was $3.82 billion or 18.1% of revenue, up from $2.59 billion or 13.8% of revenue in the first three quarters of fiscal 2001. The launch of the Xbox video game console worldwide drove the majority of the increase from the prior year. Continued investment in Xbox could be a significant factor affecting future cost of revenue growth.

Research and development expenses in the third quarter of fiscal 2002 were $1.07 billion, flat with the third quarter of the prior year. Research and development expenses in the first nine months of fiscal 2002 increased 4% from the comparable prior year period. R&D expenses increased primarily due to higher Xbox and Windows XP headcount-related and product development costs associated with these new products. The discontinuation of goodwill amortization in accordance with SFAS 142 in fiscal 2002 partially offset the growth in headcount and development costs. Increased spending on Tablet PC, Mobility solutions, Security, Storage, and Business solutions could be a significant factor affecting future research and development expense growth.

Sales and marketing expenses were $1.24 billion in the March quarter, or 17.1% of revenue, compared to $1.20 billion in the March quarter of the prior year, or 18.7% of revenue. Sales and marketing expenses as a percentage of revenue decreased primarily due to the large relative increase in revenue associated with the onset of Xbox revenue. Lower relative marketing costs in MSN Network and MSN Internet access, partially offset by the marketing costs surrounding the international launch of Xbox and higher relative headcount-related costs also contributed to the decrease in sales and marketing expenses as a percent of revenue. For the first three quarters of fiscal 2002, sales and marketing expenses were $3.86 billion, or 18.3% of revenue, compared to $3.53 billion, or 18.8% of revenue, in the first three quarters of fiscal 2001. Sales and marketing expense as a percentage of revenue declined led by the onset of Xbox revenue and lower relative marketing costs in MSN Network and MSN Internet access, offset by marketing costs surrounding the launches of Xbox and Windows XP and higher relative headcount-related costs. The level of Microsoft’s spending on a dedicated Knowledge Worker sales force and sales resources devoted to selling Server solutions and Business solutions could be a significant factor affecting future sales and marketing expense growth.

General and administrative costs were $246 million in the third quarter compared to $239 million in the comparable quarter of the prior year led by increases in headcount-related costs. General and administrative costs were $1.27 billion in the first nine months compared to $621 million in the comparable period of the prior year. The general and administrative costs in the first nine months of fiscal 2002 included a charge of approximately $660 million for a contingent liability related to the overcharge class action lawsuits. Excluding this charge, higher headcount-related costs were more than offset by insurance recoveries and other miscellaneous items.

Non-operating Items, Investment Income/(Loss), and Income Taxes

Losses on equity investees and other incorporates Microsoft’s share of income or loss from investments accounted for using the equity method, and income or loss attributable to minority interests. Losses on equity investees and other declined to $11 million in the third quarter of fiscal 2002, compared to $46 million in the comparable quarter of fiscal 2001, reflecting an increase in the losses associated with the Company’s share of MSNBC businesses, offset by a decrease in the number of such investments during fiscal 2002. The decreased loss was also attributed to the elimination of amortization of goodwill on equity investments in accordance with SFAS 142 in fiscal 2002. Losses on equity investees and other decreased to $78 million in the first nine months of fiscal 2002, compared to $126 million in the comparable period of the prior year, primarily reflecting a decrease in the number of such investments compared to the first nine months of fiscal 2001 in addition to the elimination of amortization of goodwill in accordance with SFAS 142 in fiscal 2002.

In the third quarter, the Company reported $739 million in investment income. The investment income included $627 million of bond portfolio return and dividend income and $112 million in other net recognized gains. Net recognized gains included the $1.25 billion gain on the Expedia transaction, a write down for other-than-temporary impairments of $1.19 billion, net realized gains on equity securities of $151 million, and $98 million in net losses attributable to derivative instruments. The write down for other-than-temporary impairments primarily related to the Company’s investment in AT&T. In conjunction with the definitive agreement to combine AT&T Broadband with Comcast in a new company to be called AT&T Comcast Corporation, Microsoft has agreed to exchange its AT&T 5% convertible preferred debt for approximately 115 million shares of AT&T Comcast Corporation. It is expected that the transaction will close by December 31, 2002. In the prior year comparable quarter, the Company reported $706 million in investment income, which included $725 million of bond portfolio income and dividends and $19 million of net recognized losses. For the first nine months of fiscal 2002, investment income was $312 million. The investment income included $1.81 billion of bond portfolio return and dividend income, offset by $1.50 billion in other net recognized losses. Net recognized losses included a write down for other-than-temporary impairments of $3.14 billion, primarily related to the Company’s AT&T investment and further declines in the fair values of European cable and telecommunications holdings, the $1.25 billion gain on the Expedia transaction, net realized gains on equity securities of $678 million, and $284 million in net losses attributable to derivative instruments. In the comparable nine months of the prior year, the Company reported $2.58 billion in investment income, which included $1.80 billion of bond portfolio income and dividends and $786 million of other net recognized gains.

At March 31, 2002, unrealized losses on Equity and Other Investments of $238 million were deemed to be temporary in nature. Changes in the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment, among other factors, could result in some investments being deemed other-than-temporarily impaired in future periods. Unrealized gains on Equity and Other Investments at March 31, 2002 were $1.48 billion.

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

Financial Condition

Cash and short-term investments totaled $38.69 billion as of March 31, 2002. Cash flow from operations was $11.08 billion in the first nine months of fiscal 2002, an increase of $1.23 billion from the first nine months of the prior year. The increase reflects strong growth in earned and unearned revenue. Cash used for financing was $731 million in the first nine months of fiscal 2002, a decrease of $3.22 billion from the first nine months of the prior year. The decrease reflects lower common stock repurchases and the repurchase of put warrants in the prior year. During the first nine months of fiscal 2002, the Company repurchased 35.9 million shares of common stock under its share repurchase program, compared to 65.4 million shares repurchased in the first nine months of the prior year. In addition, 2.6 million shares of common stock were acquired in the second quarter of fiscal 2002 under a structured stock repurchase transaction. The Company entered into the structured stock repurchase transaction in the third quarter of fiscal 2001 and agreed to acquire 5.1 million of its shares (half in October 2001 and half in June 2002) in exchange for an up-front net payment of $264 million. Cash used for investing was $9.15 billion in the first nine months of fiscal 2002, an increase of $2.56 billion from the first nine months of the prior year, reflecting the increase in the investment portfolio.

Microsoft has no material long-term debt. Stockholders’ equity at March 31, 2002 was $54.30 billion. Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $128 million on March 31, 2002. The Company has not engaged in any transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of or requirements for capital resources. Since fiscal 1990, Microsoft has repurchased 892 million common shares while 2.19 billion shares were issued under the Company’s employee stock option and purchase plans.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements. The Company’s cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale needs and to fund the share repurchase program. Microsoft has not paid cash dividends on its common stock.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to foreign currency, interest rate, and securities price risks. A portion of these risks is hedged, but fluctuations could impact the Company’s results of operations and financial position. The Company hedges the exposure of accounts receivable and a portion of anticipated revenue to foreign currency fluctuations, primarily with option contracts. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, Japanese yen, British pound, and Canadian dollar. Fixed income securities are subject to interest rate risk. The portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. The Company routinely uses options to hedge its exposure to interest rate risk in the event of a catastrophic increase in interest rates. Many securities held in the Company’s equity and other investments portfolio are subject to price risk. The Company uses options to hedge its price risk on certain highly volatile equity securities.

The Company uses a value-at-risk (VAR) model to estimate and quantify its market risks. The VAR model is not intended to represent actual losses in fair value, but is used as a risk estimation and management tool. Assumptions applied to the VAR model at June 30, 2001 and March 31, 2002 include the following: normal market conditions; Monte Carlo modeling with 10,000 simulated market price paths; a 97.5% confidence interval; and a 20-day estimated loss in fair value for each market risk category. Accordingly, 97.5% of the time the estimated 20-day loss in fair value would not exceed $66 million and $117 million at June 30, 2001 and March 31, 2002 for foreign currency denominated investments and accounts receivable, $363 million and $507 million at June 30, 2001 and March 31, 2002 for interest-sensitive investments, or $520 million and $500 million at June 30, 2001 and March 31, 2002 for equity securities.

PART II.    OTHER INFORMATION

Item 1.    Legal Proceedings

See notes to financial statements.

Item 6.    Exhibits and Reports on Form 8-K

(A)  EXHIBITS

None

(B)  REPORTS ON FORM 8-K

The Company filed no reports on Form 8-K during the quarter ended March 31, 2002.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Microsoft Corporation

Date: April 29, 2002	By:	/s/ John G. Connors
John G. Connors Senior Vice President; Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)