Form 10-K
period 2002-06-30
MICROSOFT CORP
filed 2002-09-06
CIK 789019

United States Securities and Exchange Commission
Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE FISCAL YEAR ENDED JUNE 30, 2002

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-14278

MICROSOFT CORPORATION

WASHINGTON (STATE OF INCORPORATION)	91-1144442 (I.R.S. ID)

ONE MICROSOFT WAY, REDMOND, WASHINGTON 98052-6399

(425) 882-8080

Securities registered pursuant to Section 12(b) of the Act:
NONE

Securities registered pursuant to Section 12(g) of the Act:
COMMON STOCK

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  YES ☒  NO ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☐

The aggregate market value of common stock held by non-affiliates of the registrant as of July 31, 2002 was $215,553,343,213.

The number of shares outstanding of the registrant’s common stock as of July 31, 2002 was 5,378,746,853.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 5, 2002 are incorporated by reference into Part III.

Microsoft Corporation

FORM 10-K

For The Fiscal Year Ended June 30, 2002

 Part I
Item 1

PART I

ITEM 1.    BUSINESS

GENERAL

Microsoft Corporation (the “Company” or “Microsoft”) was founded as a partnership in 1975 and incorporated in 1981. Microsoft’s mission is to enable people and businesses throughout the world to realize their full potential, and the Company’s vision is empowering people through great software—any time, any place, and on any device. Microsoft develops, manufactures, licenses, and supports a wide range of software products for a multitude of computing devices. Microsoft software products include scalable operating systems for servers, personal computers (PCs), and intelligent devices; server applications for client/server environments; information worker productivity applications; business solutions applications; and software development tools. During fiscal 2002, Microsoft launched Xbox, the Company’s next-generation video game system. The Company’s online efforts include the MSN network of Internet products and services and alliances with companies involved with broadband access and various forms of digital interactivity. Microsoft licenses consumer software programs; sells hardware devices; provides consulting services; and trains and certifies system integrators and developers.
Microsoft also researches and develops advanced technologies for future software products. A significant portion of the Company’s focus is on Microsoft’s .NET architecture. Using common industry standards based on XML, a universal language for describing and exchanging data, the Company’s goal is to enable seamless sharing of information across many platforms and programming languages, and over the Internet, with XML Web services. In addition, Microsoft has embarked on a long-term initiative called Trustworthy Computing, which aims to bring an enhanced level of security, privacy, reliability, and business integrity to computer systems.

PRODUCTS

During fiscal 2002, Microsoft had four operating segments based on its product and service offerings: Desktop and Enterprise Software and Services; Consumer Software, Services, and Devices; Consumer Commerce Investments; and Other. See Note 20 of the Notes to Financial Statements for financial information regarding segment reporting.

DESKTOP AND ENTERPRISE SOFTWARE AND SERVICES

Desktop and Enterprise Software and Services includes Desktop Applications; Desktop Platforms; and Enterprise Software and Services. For segment reporting purposes, Desktop Applications includes revenue from Microsoft Office; Microsoft Project; Visio; client access licenses (CALs) for Windows NT Server and Windows 2000 Server, Exchange, and BackOffice; Microsoft Great Plains; and bCentral. Desktop Platforms includes revenue from Windows XP Professional and Home; Windows 2000 Professional; Windows NT Workstation; Windows Millennium Edition; Windows 98; and other desktop operating systems. Enterprise Software and Services includes Server Platforms; Server Applications; Developer Tools and Services; and Enterprise Services.

DESKTOP APPLICATIONS

Microsoft Office.    Microsoft Office is a software product featuring commonly used desktop functionality. The product is based upon a document-centric concept, with common commands and extensive use of cross-application capabilities. Microsoft Office is available in several versions for the Windows and Macintosh operating systems. Microsoft Office XP, the latest Microsoft Office release, helps users complete common business tasks, including word processing, electronic mail (e-mail), presentations, and data management, with features like smart tags, task panes, integrated e-mail, document recovery, and send for review. The various versions of Microsoft Office include the word processor Microsoft Word, Microsoft Excel spreadsheet, Microsoft Outlook personal information management and e-mail communication client, Microsoft PowerPoint presentation graphics program, and may include Microsoft Access database management application,  Microsoft FrontPage Web site creation and management tool, and Microsoft Publisher business desktop publishing program. Most of these applications are also licensed separately.

Other Desktop Application Products.    The Company also offers other stand-alone desktop application products. Microsoft Project is a project management program for scheduling, organizing, and analyzing tasks, deadlines, and resources. Visio is a diagramming program that helps people visualize and communicate ideas, information, and systems.

Client Access Licenses.    A client access license gives its holder the legal right to access a computer running a Microsoft server product and the services supported by the server using a client computer.

Microsoft Great Plains.    Microsoft Great Plains offers a range of integrated business and accounting products, including Dynamics, Solomon, and eEnterprise. Dynamics provides Internet-ready accounting and business management capabilities for small- to mid-sized companies. Solomon offers a full range of e-business and accounting applications for small- to mid-sized companies. eEnterprise supports mid-sized to larger companies by providing a collaborative environment for information management and sharing.

1 / MSFT	2002 FORM 10-K

 Part I
Item 1

bCentral.    Microsoft’s small businesses portal, bCentral, includes Site Manager, a Web site management and hosting service which empowers small businesses to easily create and manage their own Web sites, while allowing for higher-end editing in Microsoft FrontPage, and LinkExchange, which provides services to small businesses and Web site owners to increase their online traffic and sales with free advertising banner ads on their site in exchange for placing ads on other network sites.

DESKTOP PLATFORMS

Windows XP.    Microsoft launched Windows XP in October 2001. Windows XP extends the personal computing experience by uniting PCs, devices, and services, while enhancing reliability, security, and performance. Windows XP Home Edition is designed for individuals or families and includes experiences for digital photo, music, video, home networking, and communications. Windows XP Professional includes all the features of Home Edition, plus remote access, security, performance, manageability, and multilingual features to help users improve productivity and connectivity.

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

Windows NT Workstation.    A fully integrated, multitasking 32-bit PC operating system, Windows NT Workstation provides improved security features, robustness, and portability. Windows NT Workstation combines the Windows 98 operating system interface and usability features with the reliability and security of Windows NT for the business environment.

Windows Millennium Edition.    Windows Millennium Edition (Me) operating system is designed specifically for home users, including capabilities to manage digital photos and music, work with video, create a home network, and communicate with other consumers.

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

ENTERPRISE SOFTWARE AND SERVICES

Windows 2000 Server, Advanced Server, and Datacenter Server.    Windows 2000 Server is a multipurpose network operating system for businesses of all sizes. Windows 2000 Advanced Server operating system is ideal for e-commerce and line-of-business applications and provides enhanced performance and scalability through symmetric multiprocessing (SMP) and extended memory support. Windows Datacenter Server operating system is built for large-scale line-of-business and enterprise backend usage and supports server consolidation and enhanced scalability.

Microsoft .NET Enterprise Servers.    Microsoft .NET Enterprise Servers include Microsoft SQL Server, Exchange Server, Application Center, BizTalk Server, Commerce Server, Content Management Server, Host Integration Server, Internet Security and Acceleration Server, Microsoft Operations Manager, Mobile Information Server, and SharePoint Portal Server.
SQL Server is a comprehensive data management and analysis platform that enables rapid delivery, dependable performance and secure operation of connected applications.
Exchange Server is a messaging and collaboration server that provides e-mail, group scheduling, task management, contact management and document routing capabilities.
Application Center is Microsoft’s deployment and management tool for high-availability Web applications built on the Microsoft Windows 2000 operating system.
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
Host Integration Server extends Microsoft Windows applications to other systems by providing application, data, and network integration.
Internet Security and Acceleration Server provides secure, fast, and manageable Internet connectivity. It integrates an extensible, multilayer enterprise firewall and a scalable high-performance Web cache.
Microsoft Operations Manager delivers enterprise-class solutions for operations management of Windows 2000, the Microsoft Active Directory service, and other component services in Windows 2000, as well as other Microsoft .NET Enterprise Server applications such as Exchange and SQL Server.
Mobile Information Server mobile-enables the enterprise, extending the reach of Microsoft .NET Enterprise applications, enterprise data, and intranet content to the mobile user.
SharePoint Portal Server extends the capabilities of Microsoft Windows and Microsoft Office by offering information workers a powerful new way to easily organize, find, and share information. It combines the ability to easily create corporate Web portals with document management, content searching, and team collaboration features.

2 / MSFT	2002 FORM 10-K

 Part I
Item 1

Other Servers.    Small Business Server is the flexible network solution designed to help businesses with up to 50 computers. Systems Management Server helps centrally manage the distributed environment with integrated features, including hardware inventory, software inventory and metering, software distribution and installation, and remote troubleshooting tools.

Developer Tools and Services.    Software development tools and computer languages allow software developers to write programs in a particular computer language and translate programs into a binary machine-readable set of commands that activate and instruct various hardware devices. The Company develops and markets a number of software development environments and language compilers. In February 2002, Microsoft launched Visual Studio .NET, a comprehensive tool for rapidly building and deploying XML Web services and applications. Visual Studio .NET provides software developers with powerful tools to rapidly design broad-reach Web applications for any device and any platform, and to build powerful Windows applications. Microsoft Visual C++ is the Company’s development system for Windows-based application development. Microsoft Visual C# offers beginning and intermediate developers with C++ or Java experience a modern language and robust development environment for creating XML Web services and Microsoft .NET-based applications for Windows and the Web. The Microsoft Visual Basic development system provides easy access to a wide variety of data sources by integrating the Microsoft Access database engine and the ability to take advantage of investments in commercial applications. The Microsoft Visual InterDev development system includes integrated, team-based development tools for building Web-based applications based on HTML, Script, and components written in any language. Developers can subscribe to the Microsoft Developer Network (MSDN) information service and receive periodic updates via CD-ROMs, magazines, and several online information services. In addition, Microsoft receives certification fees through the Microsoft Certified Professional (MCP) program, a program that provides credentials for those who have demonstrated in-depth knowledge of at least one Microsoft product.

Enterprise Services.    Microsoft Enterprise Services assist organizations with every stage of technology planning, building, deployment, and support. Specializing in IT solutions for the enterprise, Microsoft offers a full range of consulting services for advance technology requirements, including custom solutions services, enterprise application planning, architecture and design services, and proof-of-concept  services. The Company provides product support services aligned to customer segments, partner segments, and communities.

CONSUMER SOFTWARE, SERVICES, AND DEVICES

Consumer Software, Services, and Devices includes Xbox video game system, MSN Internet Access, MSN Network Services, PC and Online Games, Learning and Productivity Software, Mobility, and Embedded Systems.

Xbox.    Microsoft Xbox, released in fiscal 2002, is Microsoft’s next-generation video game console system that delivers high quality graphics and audio gameplay experiences. For information on Xbox manufacturing, see “Manufacturing” below. Games for the Xbox are developed by Microsoft Game Studios, such as Halo and Project Gotham Racing, and by third-party game development partners, such as Tecmo’s Dead or Alive 3. Xbox Live, an online service available to owners of Xbox systems, is expected to be launched in the second quarter of fiscal 2003 and will allow online game play among users of online-enabled Xbox games.

MSN Internet Access.    MSN Internet access is Microsoft’s service for accessing the Web and experiencing a wide range of rich online  services and content. MSN Internet access subscribers can access their account from multiple sources, including a computer, television, Internet appliances, and Personal Data Assistants.

MSN Network Services.    The MSN network provides services, content and advertising on the Internet, encompassing MSN Search, Messenger, eShop, Hotmail, Money, and Music, as well as other services and content. MSN Search makes Web searches more useful by providing users with the most relevant results for the most popular search queries on the Web. MSN Messenger is a free Internet messaging service that enables users to see when others are online and exchange instant messages with them. MSN eShop is a one-stop online shopping resource. MSN Hotmail is the world’s leading free Web-based e-mail service. MSN Money is a complete online personal financial service that combines finance tools and content from Microsoft with exclusive investment news and analysis from CNBC. MSN Music provides consumers with one place online to find old favorites, as well as discover new music, and delivers a high quality listening experience.

PC and Online Games.    The Company offers a line of entertainment products from classic software games to online games, simulations, sport products, and strategy games. Microsoft Flight Simulator is a popular aircraft flight simulation product. Other games include Age of Empires, Dungeon Siege, MechWarrior, Microsoft Links, Train Simulator, Zoo Tycoon, and other action and sports titles. Zone.com is a gaming community on the Internet allowing multiplayer gaming competitions of Microsoft’s popular CD-ROM games and classic card, board, and puzzle games.

Learning and Productivity Software.    Learning titles include Microsoft Encarta Reference Library, a complete research and reference source with a multimedia encyclopedia database with interactive information, an interactive world atlas with three-dimensional maps, a world  English dictionary, Encarta Africana, Researcher, and an online version with monthly updates. Titles for children include a series of products based on the popular children’s book and television series, Scholastic’s The Magic School Bus. Microsoft’s productivity offerings include Microsoft Works, an integrated software program that contains basic word processing, spreadsheet, and database capabilities that allows the easy exchange of information from one tool to another. Microsoft Picture It! brand of products includes Picture It! Photo, with photo editing tools and wizards to easily capture, correct and create photos, and Picture It! Publishing, used to create greeting cards and other print and Web based products. Microsoft Money offers leading tools and resources to conduct a wide range of financial activities. The

3 / MSFT	2002 FORM 10-K

 Part I
Item 1

Works Suite provides a comprehensive collection of software, including Microsoft Works, Microsoft Word, Microsoft Money, Microsoft Encarta encyclopedia, Microsoft Picture It! Photo, and Microsoft Streets & Trips.

Mobility and Embedded Systems.    Microsoft develops a number of software platforms for mobile computing. Products such as Pocket PC, Pocket PC Phone Edition, and Microsoft Windows Powered Smartphone are designed to enable a variety of mobile scenarios. Microsoft’s embedded offerings include two embedded operating systems, Microsoft Windows CE and Microsoft Windows NT Embedded, as well as device specific solutions. Microsoft Windows CE, a robust real-time embedded operating system, is targeted at mobile 32-bit devices. Microsoft Windows NT Embedded, based on the desktop and server versions of Microsoft’s operating systems, is targeted at higher-end embedded products and devices. Both embedded operating systems offer integrated tool sets to enable embedded system developers to quickly create sophisticated embedded device and application solutions. Microsoft Mobile Information Server is a scalable and reliable mobile applications server that provides enterprise customers and mobile operators with a rich platform for extending .NET Enterprise application and securely delivering real-time, wireless data to mobile devices.

CONSUMER COMMERCE INVESTMENTS

Consumer Commerce Investments include the HomeAdvisor online real estate service and the CarPoint online automotive service.

HomeAdvisor online real estate service.    The HomeAdvisor online real estate service is a complete guide to the home-buying process and provides comprehensive tools for finding homes and loans on the Internet. The service includes customized search features, worksheets and calculators, and editorial content and home-buying advice.

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

Expedia, Inc.    Expedia was included in the Consumer Commerce Investments segment until Microsoft sold its interest in Expedia to USA Networks, Inc. in February 2002. Expedia, Inc. operates Expedia.com, a leading online travel service. Expedia.com provides air, car, and hotel booking, vacation package and cruise offerings, destination information, and mapping.

OTHER

Hardware.    The Hardware Group develops and markets several PC accessories including the Microsoft IntelliMouse family of hand-held pointing devices using the IntelliEye optical technology. Hardware also markets several types of keyboards including the Microsoft Natural Keyboard, an ergonomically designed keyboard, the Internet Keyboard featuring two USB ports and Internet hot keys, and a new Wireless Desktop product including wireless keyboard and mouse. Also included in the Hardware Group’s portfolio of devices are SideWinder game controllers and force feedback joysticks with realistic performance technology to use with PC games.

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

SEGMENT REPORTING

In fiscal 2003, the Company will begin reporting the following operating segments: Client; Information Worker; MSN; Home and Entertainment; CE Mobility; Server and Tools; and Business Solutions. These changes are designed to provide a comprehensive end-to-end financial view of Microsoft’s key businesses; promote better alignment of strategies and objectives between development, sales, marketing, and services organizations; provide for more timely and rational allocation of development, sales, and marketing resources within businesses; and focus strategic planning efforts on key objectives and initiatives and give business owners more autonomy in detailed planning.

EQUITY METHOD INVESTMENTS

The Company has entered into joint venture arrangements to take advantage of creative talent and content from other organizations. For example, Microsoft owns 50 percent of MSNBC Cable L.L.C., a 24-hour cable news and information channel, and 50 percent of MSNBC Interactive News L.L.C., an interactive online news service. National Broadcasting Company (NBC) owns the remaining 50 percent of these two joint ventures.

4 / MSFT	2002 FORM 10-K

 Part I
Item 1

PRODUCT DEVELOPMENT

During fiscal years 2000, 2001, and 2002, research and development expense was $3.77 billion, $4.38 billion, and $4.31 billion, respectively. Those amounts represented 16.4%, 17.3%, and 15.2%, respectively, of revenue in each of those years. In accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, the amortization of goodwill was discontinued in fiscal 2002. The amount of goodwill amortization included in research and development expense in fiscal years 2000 and 2001 was $232 million and $272 million, respectively. The Company plans to continue significant expenditures for research and product development.
Most of the Company’s software products are developed internally. The Company also purchases technology, licenses intellectual property rights, and oversees third-party development and localization of certain products. Internal development allows Microsoft to maintain closer technical control over its products and gives the Company the freedom to designate which modifications and enhancements are most important and when they should be implemented. Microsoft works on devising innovative solutions to computer science problems, such as making computers easier to use, designing software for the next generation of hardware, improving the software design process, and investigating the mathematical underpinnings of computer science. The Company has created a substantial body of proprietary development tools and has evolved development methodologies for creating and enhancing its products. These tools and methodologies are also designed to simplify a product’s portability among different operating systems, microprocessors, or computing devices. Product documentation is generally created internally. The Company strives to become informed at the earliest possible time about changing usage patterns and hardware advances that may affect software design. Before releasing new software platforms, Microsoft provides to software vendors a range of development, training, testing resources, and guidelines for developing applications.
The software industry is characterized by rapid technological change, which requires constant attention to computing technology trends, shifting consumer demand, and rapid product innovation. The pace of change is accelerating as the computing needs of our customers move beyond the PC toward intelligent devices and appliances, such as the Tablet PC. Tablet PCs extend the power of laptop computers running Windows XP with enhanced capabilities such as handwriting and speech input.
The Company believes that making its products trustworthy is critical to their success and has launched a company-wide effort called Trustworthy Computing. Trustworthy Computing has four pillars: reliability, security, privacy, and business integrity. Reliability means that a computer system is dependable, is available when needed, and performs as expected and at appropriate levels. Security means that a system is resilient to attack, and that the confidentiality, integrity and availability of both the system and its data are protected. Privacy means that individuals have the ability to control data about themselves and that those using such data faithfully adhere to fair information principles. Business integrity, in this context, is about being responsible to customers and helping them find appropriate solutions for their business issues, addressing problems with products or services, and being open in interactions with customers. While the Company is continuing to invest significantly in delivering new capabilities that customers ask for, Microsoft is making security improvements a high priority.
Microsoft .NET is Microsoft’s platform for XML Web services. XML Web services allow applications to communicate and share data over the Internet or an intranet, regardless of operating system or programming language. The Microsoft .NET platform includes a comprehensive family of products, built on XML and other Internet industry standards, which provide for each aspect of developing, managing, using, and experiencing XML Web services. There are five areas where Microsoft is building the .NET platform today: Tools, Servers, XML Web  Services, Clients, and .NET Experiences. In the Tools area, Visual Studio .NET and the Microsoft .NET framework supply a complete solution for developers to build, deploy, and run XML Web services. They maximize the performance, reliability, and security of XML Web services. The .NET Enterprise Servers, including the Windows 2000 Server family, make up Microsoft .NET’s server infrastructure for deploying, managing, and orchestrating XML Web services. Designed with mission-critical performance in mind, they provide enterprises with the agility they need to integrate their systems, applications, and partners through XML Web services, and the flexibility to adapt to changing business requirements. Clients are PCs, laptops, workstations, phones, handheld computers, Tablet PCs, game consoles, and other smart devices. These smart devices use software that supports XML Web services, which enable users to access their data regardless of the location, type, and number of clients used. Smart clients and devices leverage XML Web services to create .NET experiences that allow users to access information across the Internet and from stand-alone applications in an integrated way.
To best serve the needs of users around the world, Microsoft “localizes” many of its products to reflect local languages and conventions and to improve the quality and usability of the product in international markets. Localizing a product might require modifying the user interface, altering dialog boxes, and translating text. In Japanese versions, for example, all user messages and documentation are in Japanese with monetary references in the Japanese yen. Various Microsoft products have been localized into more than 30 languages.

MANUFACTURING

Microsoft contracts out most of its manufacturing activities to third parties. Outside manufacturers produce the Xbox, various retail software packaged products, and hardware. There are other custom manufacturers Microsoft could use in the event outsourced manufacturing becomes unavailable from current vendors. The Company generally has multiple sources for raw materials, supplies, and components and is often able to acquire component parts and materials on a volume discount basis. The graphics processing unit (GPU) for the Xbox was custom designed and is produced by NVIDIA Corporation. Quality control tests are performed on purchased parts, CD-ROMs, and other products.

5 / MSFT	2002 FORM 10-K

 Part I
Item 1

OPERATIONS

The Company has regional operations centers in Ireland, Singapore, and the Greater Seattle area. The regional centers support all operations, including information processing, vendor management and logistics by geographical regions. The regional center in Dublin, Ireland supports the European, African, and Middle East regions, the center in Singapore supports the Asia Pacific region, and the center in the Greater Seattle area supports North and South America. Microsoft Licensing, Inc. (MSLI), a wholly-owned subsidiary in Reno,  Nevada, manages the Company’s original equipment manufacturer (OEM) and certain organizational licensing operations.

DISTRIBUTION, SALES AND MARKETING

Microsoft distributes its products primarily through the following channels: OEM; volume licensing; online services and products; and distributors and retailers. In fiscal 2002, Microsoft had three major geographic sales and marketing regions: the South Pacific and Americas Region; the Europe, Middle East, and Africa Region; and the Asia Region. Beginning with fiscal 2003, the Company’s geographic sales and marketing organization was modified to remove the South Pacific region from the Americas organization, and combine it with Asia. Sales of volume licenses and packaged software products via these channels are primarily to distributors and resellers.

OEM.    Microsoft operating systems are licensed primarily to OEMs under agreements that grant the OEMs the right to distribute copies of the Company’s products with their computing devices, principally PCs. The Company also markets and licenses certain server operating systems, desktop applications, hardware devices, and consumer software programs to OEMs under similar arrangements. In almost all cases, the products are distributed under Microsoft trademarks. The Company has OEM agreements covering one or more of its products with virtually all of the major PC OEMs, including Acer, Actebis, Dell, eMachines, Fujitsu, Fujitsu Siemens Computers, Gateway, HP, IBM, NEC, Samsung, Sony, and Toshiba. A substantial amount of OEM business is also conducted with system builders, which are low-volume customized PC vendors.

Volume Licensing.    The Microsoft Enterprise Agreement program is a licensing program designed to provide a flexible licensing and service solution tailored to customers making a long-term licensing commitment. The agreements are designed to simplify license administration, payment terms, and the contract process. The Microsoft Select program offers flexible software acquisition, licensing, and maintenance options specially customized to meet the needs of large multinational organizations. Marketing efforts and fulfillment are generally coordinated with large account resellers. The Microsoft Open program is a licensing program that is targeted for small- and medium-sized  organizations. It is available through the reseller channel and offers discounts based on initial purchase volumes. The Microsoft Enterprise Agreement and Software Assurance under the Select and Open programs provide customers the right to install any new release of products covered in the licensing agreement during the term of their coverage.

Network Service Providers.    Microsoft Network Service Providers (NSP) work with a variety of companies worldwide to help them develop and deploy end-to-end network solutions based on Microsoft platforms. NSPs focus on key network service industries including telecommunications and wireless companies and hosts.

Online Services and Products.    Microsoft distributes online content and services through MSN Access, MSN Network Services, bCentral small business portal, and other online services. MSN Access delivers simple, personalized Internet access, useful content, services and tools using MSN Internet Explorer. MSN Network Services delivers advertising and other services including online search, shopping, and messaging capabilities to Internet users. bCentral provides the tools and expertise for small-business owners to build, market and manage their businesses online. Other services delivered online include MSDN subscription content and updates, periodic product updates, and online technical and practice readiness resources to support Microsoft partners in developing and selling Microsoft products and solutions.

Distributors and Resellers.    The Company distributes products in the finished goods channels primarily to independent non-exclusive distributors and resellers. Distributors and resellers include Ingram Micro, Tech Data, Level 3 Communications, SOFTBANK,  Software House International, ASAP Software Express, and Happinet Corporation. Microsoft has a network of field sales representatives and field support personnel who solicit orders from distributors and resellers and provide product training and sales support.

CUSTOMERS

The Company’s customers include individual consumers, small- and medium-sized organizations, enterprises, educational institutions, Internet Service Providers (ISPs), application developers, and OEMs. Consumers and organizations obtain Microsoft products primarily through resellers and OEMs, which include certain Microsoft products with their computing devices. No single customer accounted for 10% or more of revenue in 2000, 2001, or 2002.

6 / MSFT	2002 FORM 10-K

 Part I
Item 1

COMPETITION

The software business is intensely competitive and subject to rapid technological change. As the company pursues its largest strategic initiative, Microsoft .NET, the Company could experience more intense competition during the transition from the traditional core businesses to its new products based on the .NET architecture. The Company continues to face movement from PC-based applications to server-based applications or Web-based application hosting services, from proprietary software to open source software such as the Linux operating system, and from PCs to Internet-based devices. A number of Microsoft’s most significant competitors, including IBM, Sun Microsystems,  Oracle, and AOL-Time Warner, are collaborating with one another on various initiatives directed at competing with Microsoft. These initiatives relate in part to efforts to move software from individual PCs to centrally managed servers, which would present significant challenges to the Company’s historical business model. Other competitive collaborative efforts include the development of new platform technologies that are intended to replicate much of the value of Microsoft Windows operating systems. New computing form factors, including non-PC information devices, are gaining popularity and competing with PCs running Microsoft’s software products.
Microsoft faces formidable competition in these new areas and in all areas of its current business activities. The rapid pace of technological change, particularly in the area of Internet platforms and services, continually creates new opportunities for existing competitors and start-ups and can quickly render existing technologies less valuable. Global software piracy—the unlawful copying and distribution of  Microsoft’s copyrighted software products—deprives the Company of large amounts of revenue on an annual basis.
The Company’s competitive position may be adversely affected in the future by one or more of the factors described in this section, particularly in view of the fast pace of technological change in the computing industry.

DESKTOP AND ENTERPRISE SOFTWARE AND SERVICES

The Company’s competitors include many software application vendors, such as IBM, Oracle, Apple, Sun Microsystems, Corel, Qualcomm, and local application developers in Europe and Asia. IBM and Corel have large installed bases with their spreadsheet and word processor products, respectively, and both have aggressive pricing strategies. Also, IBM and Apple preinstall certain of their application software products on various models of their PCs, competing directly with Microsoft’s desktop application software. Sun Microsystems’ Star Office is aggressively priced. Additionally, Web-based application hosting services provide an alternative to PC-based applications such as Microsoft Office.
Microsoft’s PC and server operating system products face substantial competition from a wide variety of companies. Competitors such as IBM, Apple Computer, Sun Microsystems, and others are vertically integrated in both software development and hardware manufacturing and have developed operating systems that they preinstall on their own computers. Many of these operating system software products are also licensed to third-party OEMs for preinstallation on their computers. Microsoft’s operating system products compete with UNIX-based operating systems from a wide range of companies, including IBM, Hewlett-Packard, Sun Microsystems, and others. Variants of UNIX run on a wide variety of computer platforms and have gained increasing acceptance as desktop operating systems. The Linux open source operating system has gained increasing acceptance as well. Several computer manufacturers preinstall Linux on PC servers and many leading software developers have written applications that run on Linux. Microsoft Windows operating systems also face competition from alternative platforms such as those based on Internet browsing software and Java technology promoted by AOL-Time Warner and Sun  Microsystems.
The Company competes in the business of providing enterprise-wide computing solutions with several competitors who enjoy a larger share of sales and larger installed bases. Many companies offer operating system software for mainframes and midrange computers, including IBM, HP, and Sun Microsystems. Since legacy business systems are typically support-intensive, these competitors also offer substantial support services. Software developers that provide competing server applications for PC-based distributed client/server environments include Oracle, IBM, Computer Associates, Sybase, and Informix. There are also several software vendors who offer connectivity servers. As mentioned above, there are numerous companies and organizations that offer Internet and intranet server software, which compete against the Company’s business systems. Additionally, IBM has a large installed base of Lotus Notes and cc:Mail, both of which compete with the Company’s collaboration and e-mail products.
The Company’s developer products compete against offerings from BEA Systems, Borland, IBM, Macromedia, Oracle, Sun Microsystems, Sybase, and other companies.

CONSUMER SOFTWARE, SERVICES, AND DEVICES

Microsoft’s online services network, MSN, faces formidable competition from AOL-Time Warner, Yahoo!, and a vast array of Web sites and portals that offer content of all types and e-mail, instant messaging, calendaring, chat, and search and shopping services, among other things.
Xbox competes head-to-head against game systems from Nintendo and Sony, both of which have a large established base of game system users. Game developers like Activision, Capcom, Electronic Arts, Sega, Tecmo, and THQ, to name a few, are both partners and  competitors.
Microsoft faces many competitors in the mobile devices space, including Palm, Symbian, Nokia, and Openwave. The embedded operating system market is highly fragmented with many competitive offerings. Key competitors include Wind River and versions of embeddable Linux from commercial Linux vendors such as Red Hat, Lineo, and MontaVista.

7 / MSFT	2002 FORM 10-K

 Part I
Item 1, 2, 3, 4

CONSUMER COMMERCE INVESTMENTS

Microsoft faces many competitors in the online real estate and online automotive service spaces, including Homestore, AOL’s House and Home channel, Autobytel, AOL autos, and Yahoo! autos.

OTHER

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

EMPLOYEES

As of June 30, 2002, the Company employed approximately 50,500 people on a full-time basis, 34,600 in the United States and 15,900 internationally. Of the total, 20,800 were in product research and development, 23,500 in sales, marketing, and support, 2,200 in manufacturing and distribution, and 4,000 in finance and administration. Microsoft’s success is highly dependent on its ability to attract and retain qualified employees. Competition for employees is intense in the software industry. To date, the Company believes it has been successful in its efforts to recruit qualified employees, but there is no assurance that it will continue to be as successful in the future. None of the Company’s employees are subject to collective bargaining agreements. The Company believes relations with its employees are  excellent.

ITEM 2.    PROPERTIES

The Company’s corporate offices consist of approximately 8.4 million square feet of office building space located in King County, Washington, of which 5.7 million square feet of corporate campus space situated on slightly more than 300 acres of land is owned and approximately 2.7 million square feet is leased. The Company is constructing three buildings with approximately 392,000 square feet of space that will be occupied in the Fall of 2003. To accommodate expansion needs the Company purchased approximately 38 acres, and has an option to purchase approximately 112 additional acres, of land in Issaquah, Washington, which can accommodate 2.95 million square feet of additional office space. The Company leases many sites domestically totaling approximately 3.0 million square feet of office building space.
The Company leases many sites internationally totaling approximately 4.1 million square feet, including the Company’s European Operations Center and localization division which leases a 382,000 square-foot campus in Dublin, Ireland, a 45,000 square-foot disk duplication facility in Humacao, Puerto Rico and a 36,000 square-foot facility in Singapore for the Company’s Asia Pacific Operations Center. Leased office building space includes the following locations: Tokyo, Japan 343,000 square feet; Unterschleissheim, Germany 253,000 square feet; United Kingdom campus 242,000 square feet; Les Ulis, France 229,000 square feet; and Beijing, China 115,000 square feet.
The Company’s facilities are fully used for current operations of all segments and suitable additional space is available to accommodate expansion needs.

ITEM 3.    LEGAL PROCEEDINGS

See Note 19—Contingencies of the Notes to Financial Statements (Item 8) for information regarding legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2002.

8 / MSFT	2002 FORM 10-K

 Part I
Item 4

EXECUTIVE OFFICERS OF THE REGISTRANT

The executive officers of Microsoft as of July 31, 2002 were as follows:

Name	Age	Position with the Company

William H. Gates, III	46	Chairman of the Board; Chief Software Architect
Steven A. Ballmer	46	Chief Executive Officer
James E. Allchin	50	Group Vice President, Platforms Group
Orlando Ayala	46	Group Vice President, Worldwide Sales, Marketing, and Services Group
Robert J. (Robbie) Bach	40	Senior Vice President, Games Division
Douglas J. Burgum	46	Senior Vice President, Business Solutions
David W. Cole	40	Senior Vice President, MSN and Personal Services Group
John G. Connors	43	Senior Vice President; Chief Financial Officer
Jean-Philippe Courtois	41	Senior Vice President; President, Microsoft Europe, Middle East, and Africa
Jon Stephan DeVaan	41	Senior Vice President, TV Division
Richard P. Emerson	40	Senior Vice President, Corporate Development and Strategy
Paul Flessner	43	Senior Vice President, .NET Enterprise Servers
Kevin R. Johnson	41	Senior Vice President, Microsoft Americas
Robert L. Muglia	42	Senior Vice President, Enterprise Storage Division
Craig J. Mundie	53	Senior Vice President; Chief Technical Officer, Advanced Strategies and Policy
Jeffrey S. Raikes	44	Group Vice President, Productivity and Business Services
Richard F. Rashid	50	Senior Vice President, Research
Eric D. Rudder	35	Senior Vice President, Developer and Platform Evangelism
Steven J. Sinofsky	36	Senior Vice President, Office
Bradford L. Smith	43	Senior Vice President and General Counsel
Brian Valentine	42	Senior Vice President, Windows
David Vaskevitch	49	Senior Vice President; Chief Technical Officer, Business Platform
Deborah N. Willingham	46	Senior Vice President, Human Resources

Mr. Gates co-founded Microsoft in 1975 and served as its Chief Executive Officer from the time the original partnership was incorporated in 1981 until January 2000, when he resigned as Chief Executive Officer and assumed the position of Chief Software Architect. Mr. Gates has served as Chairman of the Board since the Company’s incorporation.
Mr. Ballmer was named Chief Executive Officer and a director of the Company in January 2000. He served as President from July 1998 to February 2001. Previously, he had served as Executive Vice President, Sales and Support since February 1992. He joined Microsoft in 1980.
Mr. Allchin was named Group Vice President, Platforms Group in December 1999. He had been Senior Vice President, Platforms since March 1999. He was previously Senior Vice President, Personal and Business Systems since February 1996. Mr. Allchin joined Microsoft in 1990.
Mr. Ayala was named Group Vice President, Worldwide Sales, Marketing, and Services Group in August 2000. He had been Senior Vice President, South Pacific and Americas since February 1998, and before holding that position, was Vice President of the developing markets of Africa, India, the Mediterranean and Middle East, Latin America, Southeast Asia and the South Pacific. He joined Microsoft in 1991 as Senior Director of the Latin America Region.
Mr. Bach was named Senior Vice President, Games Division in March 2000. He had been Vice President, Home and Retail since March 1999. Before holding that position, he had been Vice President, Learning, Entertainment and Productivity since 1996. Mr. Bach joined  Microsoft in 1988.
Mr. Burgum joined the Company upon Microsoft’s acquisition of Great Plains Software, Inc. in April 2001. Mr. Burgum became Great Plains’ first outside investor in March 1983. He was named President of Great Plains in 1984 and subsequently named Chairman and Chief Executive Officer.
Mr. Cole was named Senior Vice President, MSN and Personal Services Group in November 2001. Before holding that position, he had been Senior Vice President, Services Platform Division since August 2000. He had been Senior Vice President, Consumer Services since December 1999 and Vice President, Consumer Windows since March 1999. Previously, he was Vice President, Web Client and Consumer Experience and Vice President, Internet Client and Collaboration. Mr. Cole joined Microsoft in 1986.
Mr. Connors was named Senior Vice President and Chief Financial Officer in December 1999. He had been Vice President, Enterprise since March 1999. Mr. Connors had been Vice President, Information Technology, and Chief Information Officer since July 1996. He joined Microsoft in 1989.
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

9 / MSFT	2002 FORM 10-K

 Part I
Item 4

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
Mr. Flessner was named Senior Vice President, .NET Enterprise Servers in December 1999. He had been Vice President, Database and Data Access. Since joining the Company, Mr. Flessner’s primary responsibilities have been the development of Microsoft’s database business. He joined Microsoft in 1994.
Mr. Johnson was named Senior Vice President, Microsoft Americas in February 2002. He had been Senior Vice President, U.S. Sales, Marketing, and Services since August 2001, and before that, Vice President, U.S. Sales, Marketing and Services. Mr. Johnson was named Vice President, Product Support Services in July 1998. He joined Microsoft in 1992.
Mr. Muglia was named Senior Vice President, Enterprise Storage Division in November 2001. Before holding that position, he had been Group Vice President, Personal Services Group since August 2000. He had been Group Vice President, Business Productivity since  December 1999. He was named Senior Vice President, Business Productivity in March 1999 and was named Senior Vice President, Applications and Tools in February 1998. He had been Vice President, Server Applications since 1997. He joined Microsoft in 1988.
Mr. Mundie was named Senior Vice President and Chief Technical Officer, Advanced Strategies and Policy in August 2001. He was named Senior Vice President, Consumer Platforms in February 1996. He joined Microsoft as General Manager, Advanced Consumer Technology in 1992.
Mr. Raikes was named Group Vice President, Productivity and Business Services in August 2000. He had been Group Vice President, Sales and Support since July 1998. Before holding that position, he had been Group Vice President, Sales and Marketing since July 1996. Mr. Raikes joined Microsoft in 1981.
Mr. Rashid was named Senior Vice President, Research in May 2000. He had been Vice President, Research since July 1994. He joined Microsoft in 1991.
Mr. Rudder was named Senior Vice President, Developer and Platform Evangelism in October 2001. He had been Vice President, Technical Strategy. Mr. Rudder joined Microsoft in 1988 and has worked in several areas, including networking, operating systems and developer tools, where he previously served as General Manager for the Visual Studio development system.
Mr. Sinofsky was named Senior Vice President, Office in December 1999. He had been Vice President, Office since December 1998. Mr. Sinofsky joined the Office team in 1994, increasing his responsibility with each subsequent release of the desktop suite. He joined Microsoft in 1989.
Mr. Smith was named Senior Vice President and General Counsel in November 2001. He had been Deputy General Counsel for Worldwide Sales and previously was responsible for managing the Company’s European Law and Corporate Affairs Group, based in Paris. He joined Microsoft in 1993.
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

10 / MSFT	2002 FORM 10-K

 Part II
Item 5, 6

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON STOCK AND RELATED STOCKHOLDER MATTERS

The Company’s common stock is traded on The Nasdaq Stock Market under the symbol MSFT. On June 30, 2002, there were 117,730 registered holders of record of the Company’s common stock. The Company has not paid cash dividends on its common stock. The high and low common stock prices per share were as follows:

Quarter Ended	Sept. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal 2001
Common stock price per share:
High	$82.00	$70.88	$64.69	$73.68	$82.00
Low	60.31	41.50	43.38	51.94	41.50

Fiscal 2002
Common stock price per share:
High	$72.57	$69.49	$69.86	$60.38	$72.57
Low	49.71	51.79	57.99	48.62	48.62

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

In millions, except earnings per share

Year Ended June 30	1998	1999	2000	2001(1)	2002(2)

Revenue	$15,262	$19,747	$22,956	$25,296	$28,365
Operating income	6,585	10,010	11,006	11,720	11,910
Income before accounting change	4,490	7,785	9,421	7,721	7,829
Net income	4,490	7,785	9,421	7,346	7,829
Diluted earnings per share before accounting change	0.84	1.42	1.70	1.38	1.41
Diluted earnings per share	0.84	1.42	1.70	1.32	1.41
Cash and short-term investments	13,927	17,236	23,798	31,600	38,652
Total assets	22,357	38,321	51,694	58,830	67,646
Stockholders’ equity	16,627	28,438	41,368	47,289	52,180

(1)
Fiscal year 2001 includes an unfavorable cumulative effect of accounting change of $375 million or $0.06 per diluted share, reflecting the adoption of SFAS No. 133, and $4.80 billion (pre-tax) in impairments of certain investments, primarily cable and telecommunication investments.

(2)
Fiscal year 2002 includes $4.32 billion (pre-tax) in impairments of certain investments, primarily related to the Company’s AT&T investment and further declines in the fair values of European cable and telecommunications holdings, and a $1.25 billion (pre-tax) gain on the sale of Expedia, Inc.

11 / MSFT	2002 FORM 10-K

 Part II
Item 7

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS
OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

RESULTS OF OPERATIONS FOR 2000, 2001, AND 2002

Management’s Discussion and Analysis contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Issues and Uncertainties.”

REVENUE

The Company’s revenue growth rate was 16% in fiscal 2000, 10% in fiscal 2001, and 12% in fiscal 2002. Revenue growth in fiscal 2002 was led by the addition of Xbox video game system revenue and the strong penetration of Microsoft Windows XP Professional and Home operating systems. Revenue growth in fiscal 2001 was driven primarily by licensing of Microsoft Windows 2000 Professional, Microsoft SQL Server, and the other .NET Enterprise Servers. Revenue growth in fiscal 2000 was driven by strong licensing of Microsoft Windows NT Workstation, Windows 2000 Professional, Windows NT Server, Windows 2000 Server, Microsoft Office 2000, and SQL Server.
Microsoft continued to see a mix shift to volume licensing programs. On October 1, 2001, Microsoft launched Licensing 6.0 to simplify and improve its volume licensing programs, including a simplified approach to software upgrades. One feature of Licensing 6.0 is Software Assurance which gives customers the right to install any new release of products covered in the licensing agreement during the term of their coverage. The success of Microsoft’s new volume licensing programs will continue to affect the mix of multi-year licensing agreements with a resulting impact on the timing of revenue recognition. In addition, the timing and extent of a recovery in consumer and corporate spending on PCs and information technology (IT) will be factors affecting revenue growth.

PRODUCT REVENUE

In fiscal 2002, Microsoft had four segments: Desktop and Enterprise Software and Services; Consumer Software, Services, and Devices; Consumer Commerce Investments; and Other. The revenue figures in this Management’s Discussion and Analysis (MD&A) differ from those reported in the Company’s Segment Information appearing in Note 20 of the Notes to Financial Statements. The revenue figures in the Segment Information represent amounts reported internally for management reporting, while the revenue figures in the MD&A reflect revenue recognized in accordance with generally accepted accounting principles. On July 1, 2002, Microsoft revised its product segments and will begin reporting the new segments in fiscal 2003.

Desktop and Enterprise Software and Services.    Desktop and Enterprise Software and Services revenue was $20.40 billion, $22.41 billion, and $24.01 billion in 2000, 2001, and 2002. Desktop and Enterprise Software and Services includes Desktop Applications; Desktop Platforms; and Enterprise Software and Services.
Desktop Applications revenue was $9.30 billion, $9.54 billion, and $9.60 billion in 2000, 2001, and 2002. Desktop Applications includes revenue from Microsoft Office; Microsoft Project; Visio; client access licenses (CALs) for Windows NT Server and Windows 2000 Server, Exchange, and BackOffice; Microsoft Great Plains; and bCentral. In fiscal 2002, Office licensing revenue declined during the year due to a strong mix shift to multi-year annuity licensing agreements, which deferred revenue recognition to future years, and a decrease in consumer purchases in the Asia region, most notably Japan, partially offset by strong OEM licensing. Revenue from client access licenses grew 3% in fiscal 2002 and revenue from Great Plains contributed to the growth in Desktop Applications. In fiscal 2001, revenue from client access licenses increased 14% reflecting strong licensing growth of Windows NT Server and Windows 2000 Server CALs. Office revenue growth was flat during fiscal 2001. In fiscal 2000, revenue growth from Microsoft Office integrated suites, including the Premium, Professional, Small Business, and Standard Editions was very solid.
Desktop Platforms revenue was $7.02 billion, $8.04 billion, and $9.30 billion in 2000, 2001, and 2002. Desktop Platforms includes revenue from Windows XP Professional and Home, Windows 2000 Professional, Windows NT Workstation, Windows Me, Windows 98, and other desktop operating systems. In fiscal 2002, the growth in Desktop Platforms revenue reflected strong multi-year licensing revenue growth and a continued mix shift to the higher priced Windows 2000 and Windows XP Professional operating system through OEMs, despite a decline in reported OEM unit shipments. Fiscal 2001 revenue growth reflected the strong adoption of Windows 2000 Professional,  partially offset by flat revenue growth from Windows Me and Windows 98 operating systems, reflecting the slowdown in consumer PC shipments and a higher mix of Windows 2000 Professional and Windows NT Workstation. In fiscal 2000, Desktop Platforms revenue growth was modest due to soft demand for business PCs during most of the year; a slowdown in shipments in anticipation of the post mid-year availability of Windows 2000 operating systems; and, as expected, a longer business migration cycle for the newest Windows operating system offerings. The rate of growth in PC shipments and the mix of Windows 2000 and Windows XP Professional as a percentage of all 32-bit operating systems will continue to impact revenue growth in the future.
Enterprise Software and Services revenue was $4.08 billion, $4.83 billion, and $5.11 billion in 2000, 2001, and 2002. Enterprise Software and Services includes Server Platforms, Server Applications, Developer Tools and Services, and Enterprise Services. In fiscal 2002, Server Applications, including Microsoft SQL Server and .NET Enterprise Servers, increased 10% compared to fiscal 2001. Server Platform revenue, which includes Windows 2000 Server and Windows NT Server operating systems, increased 10% versus fiscal 2001 driven by a modest overall increase in Windows-based server shipments and increased deployment of Windows 2000 Server. Enterprise Services revenue, representing consulting and product support services, was up 17% compared to fiscal 2001, while revenue from Developer Tools and Services was down 19% from fiscal 2001. In fiscal 2001, Server Applications revenue increased 31% versus the prior year as a result of

12 / MSFT	2002 FORM 10-K

 Part II
Item 7

the continued adoption of Microsoft’s .NET Enterprise Server offerings. Enterprise Services revenue in fiscal 2001, was up 34% compared to fiscal 2000 and Server Platforms increased 10% while revenue from Developer Tools and Services was flat. In fiscal 2000, Server Platforms revenue growth was particularly strong led by increased adoption by customers of Windows NT Server and Windows 2000 Server. Revenue from Server Applications grew strongly in fiscal 2000, largely due to the strong success of SQL Server 7.0, while Software Developer Tools and Services revenue declined, due to increased suite licensing versus stand-alone licenses, and the lack of a release upgrade of the Visual Studio development system.

Consumer Software, Services, and Devices.    Consumer Software, Services, and Devices revenue was $1.63 billion, $1.95 billion, and $3.59 billion in 2000, 2001, and 2002. Consumer Software, Services, and Devices includes the Xbox video game system; MSN Internet access; MSN network service; PC and online games; learning and productivity software; mobility; and embedded systems. The majority of the revenue growth from fiscal 2001 stemmed from sales of the Xbox video game system released in fiscal 2002. MSN Internet access revenue increased as a result of both a higher subscriber base and higher average revenue per subscriber due to a reduction in promotional subscriber programs. Revenue from MSN network services increased despite a declining Internet advertising market. Revenue from embedded systems in fiscal 2002 grew nicely, however learning and productivity software revenue and PC and online games declined compared to fiscal 2001. In fiscal 2001, revenue from MSN network services grew strongly despite a decline in the online advertising market. MSN Internet access revenue also grew solidly from fiscal 2000 as a result of an increased subscriber base, partially offset by a decline in the average revenue per subscriber due to a larger mix of subscribers contracted under rebate programs. Revenue from embedded systems grew strongly from the prior year, while learning and productivity software revenue and PC and online games revenue declined, reflecting softness in the overall consumer market. In fiscal 2000, online revenue growth was very strong and reflected higher subscriber totals, offset by lower net prices for Internet access subscriptions compared to the prior year. Additionally, strong sales of entertainment software in fiscal 2000 produced robust revenue growth in PC and online games.

Consumer Commerce Investments.    Consumer Commerce Investments revenue was $182 million, $299 million, and $242 million in 2000, 2001, and 2002. Consumer Commerce Investments include Expedia, Inc., the HomeAdvisor online real estate service, and the CarPoint online automotive service. The decline in revenue compared to fiscal 2001 reflects the sale of Microsoft’s majority ownership of Expedia, Inc. to USA Networks, Inc. on February 4, 2002. Acquisitions of Travelscape.com and VacationSpot.com by Expedia, Inc., and increased product offerings from Expedia led to the strong revenue growth in fiscal 2001. The increased overall reach of all properties led to the strong revenue growth in fiscal 2000.

Other.    Other revenue, which primarily includes Hardware and Microsoft Press, was $754 million, $630 million, and $530 million in 2000, 2001, and 2002. In fiscal 2002, continued declines in the IT book and consumer market led to a decline in Microsoft Press and Hardware sales. Lower sales of gaming devices and other hardware peripherals as a result of weakness in the consumer market caused the decline in revenue in fiscal 2001. Continued success of the Company’s new hardware device offerings led to revenue growth in fiscal 2000.

DISTRIBUTION CHANNELS

Microsoft distributes its products primarily through the following channels: OEM; volume licensing; online services and products; and distributors and retailers. OEM channel revenue represents license fees from original equipment manufacturers who preinstall Microsoft products, primarily on PCs. Microsoft has three major geographic sales and marketing regions: the South Pacific and Americas Region; the Europe, Middle East, and Africa Region; and the Asia Region. Sales of volume licenses and packaged software products via these channels are primarily to distributors and resellers.
OEM revenue was $7.01 billion in 2000, $7.86 billion in 2001, and $9.00 billion in 2002. In fiscal 2002, reported licenses declined compared to fiscal 2001. However, a strong increase in the mix of the higher priced Windows 2000 and Windows XP Professional licenses, and healthy growth in direct and system builder OEMs licenses, led to higher average revenue per license and contributed to the overall OEM revenue growth over fiscal 2001. In fiscal 2001, while total licenses were also impacted by a slowdown in PC shipments, the mix of the higher priced Windows 2000 Professional and Windows NT Workstation increased substantially resulting in higher average revenue per license. A relatively low growth rate in fiscal 2000 was due to lower business PC shipment growth combined with post mid-year availability of Windows 2000 Professional. Average earned revenue per license also declined in fiscal 2000 compared to the prior year, due in part to a mix shift to the lower-priced Windows 98 operating system reflecting the softness in demand for business PCs and lower prices on  operating systems licensed through certain OEM channel sectors.
South Pacific and Americas Region revenue was $8.33 billion, $9.52 billion, and $11.41 billion in 2000, 2001, and 2002. In fiscal 2002, the majority of the revenue growth was driven by sales of the Xbox video game system released during the year, as well as strong Windows XP Professional licensing, MSN subscription revenue, and revenue from Microsoft Great Plains. In fiscal 2001, revenue growth was led by strong licensing of Windows 2000 Professional and the family of .NET Enterprise Servers, particularly SQL Server 2000 and Exchange 2000 Server. Revenue from Enterprise services and MSN subscription and services also grew strongly in fiscal 2001. In fiscal 2000, Office 2000 integrated suites, Windows 2000 Server, online revenue, and SQL Server sales were the primary drivers of the revenue growth. Strong retail sales of hardware devices and consumer software also contributed to the growth over the prior year.
Europe, Middle East, and Africa Region revenue was $5.02 billion, $4.86 billion, and $5.13 billion in 2000, 2001, and 2002. In fiscal 2002, the majority of the growth was a result of strong multi-year licensing revenue of Windows XP Home and Professional operating systems and Enterprise Software, as well as the addition of Xbox video game system revenue in the second half of the year. In fiscal 2001, weakening local currencies negatively impacted translated revenue compared to the prior year, while revenue from Windows 2000 Professional and the .NET Enterprise Server family of products was very healthy. In fiscal 2000, retail sales of Windows operating systems and

13 / MSFT	2002 FORM 10-K

 Part II
Item 7

Office licensing produced moderate growth in the region. Growth from SQL Server licensing, new hardware device offerings, and entertainment software was especially strong.
Asia Region revenue was $2.60 billion in 2000, $3.06 billion in 2001, and $2.83 billion in 2002. In fiscal 2002, Asia region revenue declined most notably due to lower consumer PC shipments, which hampered revenue from localized versions of Microsoft Office 2000 and Microsoft Office XP, especially the Office Personal Edition. Xbox video game system sales partially offset the decline in Office revenue. In fiscal 2001, the region’s growth rate reflected strong revenue from localized versions of Microsoft Office 2000 and Microsoft Office XP, especially the Office Personal Edition. This growth was also attributable to Windows 2000 Professional and .NET Server applications licensing. In fiscal 2000, the region’s growth rate reflected strong performance resulting from improved local economic conditions. Revenue growth was also influenced by robust growth of localized versions of Microsoft Office 2000, especially the Office Personal Edition sold in Japan, Windows platform and server licensing, and strong adoption of SQL Server.
The Company’s operating results are affected by foreign exchange rates. Approximately 30%, 27%, and 25% of the Company’s revenue was collected in foreign currencies during 2000, 2001, and 2002. Since a portion of local currency revenue is hedged and much of the Company’s international manufacturing costs and operating expenses are also incurred in local currencies, the impact of exchange rates is partially mitigated.

OPERATING EXPENSES

Cost of Revenue.    Cost of revenue as a percent of revenue was 13.1% in 2000, 13.7% in 2001, and 18.3% in 2002. Cost of revenue in fiscal 2002 increased primarily due to costs related to Xbox. In fiscal 2001, higher support and service costs associated with the MSN Internet access and MSN network services were partially offset by the lower relative costs associated with organizational licensing and the drop in the mix of packaged product versus the prior year. Cost of revenue in fiscal 2000 reflected lower costs associated with WebTV Networks’ operations, partially offset by the growth in hardware peripherals costs.

Research and Development.    The discontinuation of goodwill amortization in fiscal 2002 in accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets, offset the growth in headcount and development costs. In fiscal 2001, the increase in R&D expense was the result of higher headcount-related costs and investments in new product initiatives. The increase in fiscal 2000 was driven primarily by higher headcount-related costs. Prospectively, increased headcount and increased spending in Server Platforms, Home & Entertainment, Business Solutions and CE are currently expected to be significant factors affecting future research and development expense growth.

Sales and Marketing.    Sales and marketing expense as a percentage of revenue was 18.0% in 2000, 19.3% in 2001, and 19.1% in 2002. In fiscal 2002, sales and marketing expense as a percentage of revenue decreased due to lower relative MSN customer acquisition marketing and the large relative increase associated with the onset of Xbox video game system revenue. In fiscal 2001, sales and marketing expenses as a percentage of revenue increased due to higher relative headcount-related costs, higher marketing and sales expenses associated with MSN, the Microsoft Agility advertising campaign, and other new sales initiatives. In fiscal 2000, sales and marketing expenses as a percentage of revenue increased due to higher relative marketing costs associated with new product releases and online marketing. Microsoft expects that it will increase spending on Information Worker, Server Platforms, and Business Solutions sales forces and Windows Client, MSN and Home & Entertainment marketing.

General and Administrative.    General and administrative expenses in fiscal 2002 increased due to a charge of approximately $660 million for estimated expenses related to the Company’s consumer class action lawsuits and higher legal fees. In fiscal 2001, general and administrative costs decreased due to a charge related to the settlement of the lawsuit with Caldera, Inc. recorded in fiscal 2000. Excluding this charge in fiscal 2000, general and administrative expenses in fiscal 2001 increased from the prior year due to higher headcount-related costs and legal fees. For fiscal 2000, besides the settlement of the lawsuit, general and administrative expenses also reflected increased legal fees and certain employee stock option-related expenses.

NON-OPERATING ITEMS, INVESTMENT INCOME/(LOSS), AND INCOME TAXES

Losses on equity investees and other consists of Microsoft’s share of income or loss from investments accounted for using the equity method, and income or loss attributable to minority interests. The decrease in losses on equity investees and other in fiscal 2002 was attributed to the divestiture of certain equity investments in fiscal 2002. The increase in losses on equity investees and other in fiscal 2001 reflects an increase in the number of such investments during the year. In fiscal 2000 losses on equity investees and other decreased reflecting smaller losses from the MSNBC entities.

14 / MSFT	2002 FORM 10-K

 Part II
Item 7

The Company recorded net investment income/(loss) in each year as follows:

In Millions

Year Ended June 30	2000	2001	2002

Dividends	$363	$377	$357
Interest	1,231	1,808	1,762
Net recognized gains/(losses) on investments:
Net gains on the sales of investments	1,780	3,175	2,379
Other-than-temporary impairments	(29)	(4,804)	(4,323)
Net unrealized losses attributable to derivative instruments	(19)	(592)	(480)

Net recognized gains/(losses) on investments	1,732	(2,221)	(2,424)

Investment income/(loss)	$3,326	$(36)	$(305)

In fiscal 2002, other-than-temporary impairments primarily related to the Company’s investment in AT&T and other cable and telecommunication investments. Net gains on the sales of investments included a $1.25 billion gain on the sale of the Company’s share of Expedia. Interest and dividend income decreased $66 million from fiscal 2001 as a result of lower interest rates and dividend income.
In fiscal 2001, other-than-temporary impairments primarily related to cable and telecommunication investments. Net gains from the sales of investments in fiscal 2001 included a gain from Microsoft’s investment in Titus Communications (which was merged with Jupiter Telecommunications) and the closing of the sale of Transpoint to CheckFree Holdings Corp. Interest and dividend income increased $591 million from fiscal 2000, reflecting a larger investment portfolio. In fiscal year 2000, investment income increased primarily as a result of a larger investment portfolio generated by cash from operations coupled with realized gains from the sale of securities.
At June 30, 2002, unrealized losses on Equity and Other Investments of $623 million were deemed to be temporary in nature. The following, among other factors, could result in some investments being deemed other-than-temporarily impaired in future periods: changes in the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment.
In connection with the definitive agreement to combine AT&T Broadband with Comcast in a new company to be called AT&T Comcast Corporation, Microsoft has agreed to exchange its AT&T 5% convertible preferred debt securities for approximately 115 million shares of AT&T Comcast Corporation. It is expected that the transaction will close by December 31, 2002. While it is possible that Microsoft could incur a loss on this exchange transaction up to the carrying value of the AT&T debt securities, management believes that the ultimate loss, if any, will be significantly less. As management is unable to predict whether there will be a gain or loss on the exchange, no loss has been recorded related to this contingent exchange transaction as of June 30, 2002.
The Company’s effective tax rate for fiscal 2002 was 32%. The effective tax rate for fiscal 2001 and fiscal 2000 was 33% and 34%, respectively. The decrease in the effective tax rate is due primarily to lower taxes on foreign earnings.

ACCOUNTING CHANGES

Effective July 1, 2001, Microsoft adopted SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142. Goodwill amortization (on a pre-tax basis) was $234 million in fiscal 2000 and $311 million in fiscal 2001.
Effective July 1, 2000, Microsoft adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS 133 resulted in a cumulative pre-tax reduction to income of $560 million ($375 million after-tax) and a cumulative pre-tax reduction to other comprehensive income (OCI) of $112 million ($75 million after-tax). The reduction to income was mostly attributable to a loss of approximately $300 million reclassified from OCI for the time value of options and a loss of approximately $250 million reclassified from OCI for derivatives not designated as hedging instruments. The reduction to OCI was mostly attributable to losses of approximately $670 million on cash flow hedges offset by the reclassifications out of OCI of the approximately $300 million loss for the time value of options and the approximately $250 million loss for derivative instruments not designated as hedging instruments.

FINANCIAL CONDITION

The Company’s cash and short-term investment portfolio totaled $38.65 billion at June 30, 2002. The portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Microsoft’s investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in order to diversify financial risk. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment for immediate cash needs.

15 / MSFT	2002 FORM 10-K

 Part II
Item 7

Cash flow from operations was $14.51 billion for fiscal 2002, an increase of $1.09 billion from fiscal 2001. The increase reflects strong growth in unearned revenue. Cash used for financing was $4.57 billion in fiscal 2002, a decrease of $1.01 billion from the prior year. The decrease reflects the repurchase of put warrants in the prior year. The Company repurchased 122.8 million shares of common stock under its share repurchase program in fiscal 2002, compared to 89.0 million shares repurchased in the prior year. In addition, 5.1 million shares of common stock were acquired in fiscal 2002 under a structured stock repurchase transaction. The Company entered into the structured stock repurchase transaction in fiscal 2001, giving it the right to acquire 5.1 million of its shares in exchange for an up-front net payment of $264 million. Cash used for investing was $10.85 billion in fiscal 2002, an increase of $2.11 billion from fiscal 2001.
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
Microsoft has no material long-term debt. Stockholders’ equity at June 30, 2002 was $52.18 billion. Microsoft will continue to invest in sales, marketing, and product support infrastructure. Additionally, research and development activities will include investments in existing and advanced areas of technology, including using cash to acquire technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $111 million on June 30, 2002. The Company has not engaged in any transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to affect materially liquidity or the availability of or requirements for capital resources. Since fiscal 1990, Microsoft has repurchased 982 million common shares while 2.23 billion shares were issued under the Company’s employee stock option and purchase plans. The Company’s convertible preferred stock matured on December 15, 1999. Each preferred share was converted into 1.1273 common shares.
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

SUBSEQUENT EVENT

On July 11, 2002, Microsoft acquired Navision a/s as a result of the successful close of a tender offer. Microsoft purchased Navision’s shares for approximately $1.45 billion in stock and cash. Navision is a provider of integrated business software solutions for small and medium-sized companies.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

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
Microsoft accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. End users receive certain elements of the Company’s products over a period of time. These elements include browser technologies updates and technical support, the fair value of which is recognized over the product’s estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.
SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired, which also requires judgment. In making this judgment, Microsoft evaluates, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow; and the Company’s intent and ability to hold the investment.
Microsoft accounts for research and development costs in accordance with several accounting pronouncements, including SFAS 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Other-

16 / MSFT	2002 FORM 10-K

 Part II
Item 7

wise Marketed. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when the technological feasibility of a product is established. Microsoft has determined that technological feasibility for its products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.
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

ISSUES AND UNCERTAINTIES

The following issues and uncertainties, among others, should be considered in evaluating the Company’s financial outlook.

Challenges to the Company’s Business Model.    Since its inception, the Company’s business model has been based upon customers agreeing to pay a fee to license software developed and distributed by Microsoft. Under this commercial software development (“CSD”) model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenues received from the distribution of their products. The Company believes that the CSD model has had substantial benefits for users of software, allowing them to rely on the expertise of the Company and other software developers that have powerful incentives to develop innovative software that is useful, reliable and compatible with other software and hardware. In recent years, there has been a growing challenge to the CSD model, often referred to as the Open Source movement. Under the Open Source model, software is produced by global “communities” of programmers, and the resulting software and the intellectual property contained therein is licensed to end users at little or no cost. The Company believes that there are significant problems with the Open Source model, the principal drawback being that no single entity is responsible for the Open Source software, and thus users have no recourse if a product does not work properly or at all. Further, without the market incentives associated with the CSD model, the Company believes that the vigorous innovation and growth of the software industry over the last 25 years would not have occurred. Nonetheless, the popularization of the Open Source movement continues to pose a significant challenge to the Company’s business model, including recent efforts by proponents of the Open Source model to convince governments worldwide to mandate the use of Open Source software in their purchase and deployment of software products. To the extent the Open Source model gains increasing market acceptance, sales of the Company’s products may decline, the Company may have to reduce the prices it charges for its products, and revenues and operating margins may consequently decline.

New Products and Services.    The Company has made significant investments in research and development for new products, services and technologies, including Microsoft .NET, Xbox, business applications, MSN, mobile and wireless technologies, and television. Significant revenue from these investments may not be achieved for a number of years, if at all. Moreover, these products and services may never be profitable, and even if they are profitable, operating margins for these businesses are not expected to be as high as the margins historically experienced in our Desktop and Enterprise Software and Services businesses.

Declines in Demand for Software.    If overall market demand for PCs, servers and other computing devices declines significantly, and consumer and corporate spending for such products declines, Microsoft’s revenue growth will be adversely affected. Additionally, the Company’s revenues would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products if such new offerings are not perceived to add significant new functionality or other value to prospective purchasers.

Product Development Schedule.    The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products could negatively impact the Company’s revenues.

International Operations.    Microsoft develops and sells products throughout the world. The prices of the Company’s products in countries outside of the United States are generally higher than the Company’s prices in the United States because of the cost incurred in localizing software for non-U.S. markets. The costs of producing and selling the Company’s products in these countries also are higher. Pressure to globalize Microsoft’s pricing structure might require that the Company reduce the sales price of its software in other countries, even though the costs of the software continue to be higher than in the United States. Unfavorable changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for software; social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates; difficulties in staffing and managing foreign operations; and potential adverse foreign tax consequences, among other factors, could also have a negative effect on the Company’s business and results of operations outside of the United States.

17 / MSFT	2002 FORM 10-K

 Part II
Item 7

Intellectual Property Rights.    Microsoft diligently defends its intellectual property rights, but unlicensed copying and use of software represents a loss of revenue to the Company. While this adversely affects U.S. revenue, revenue loss is even more significant outside the United States, particularly in countries where laws are less protective of intellectual property rights. Throughout the world, Microsoft actively educates consumers on the benefits of licensing genuine products and educates lawmakers on the advantages of a business climate where intellectual property rights are protected. However, continued efforts may not affect revenue positively and further deterioration in compliance with existing legal protections or reductions in the legal protection for intellectual property rights of software developers could adversely affect revenue.

Taxation of Extraterritorial Income.    In August 2001, a World Trade Organization (“WTO”) dispute panel determined that the extraterritorial tax (“ETI”) provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures Agreement. The U.S. government appealed the panel’s decision and lost its appeal. On January 29, 2002, the WTO Dispute Settlement Body adopted the Appellate Body report. President Bush has stated the U.S. will bring its tax laws into compliance with the WTO ruling, but the Administration and Congress have not decided on a solution for this issue. In July 2002, Representative Bill Thomas, Chairman of the House Ways and Means Committee, introduced the American Competitiveness and Corporate Accountability Act of 2002. If enacted, that bill would repeal the ETI regime and introduce broad-based international reform. The proposed reforms would not materially affect the Company. On August 30, 2002, a WTO arbitration panel determined that the European Union may impose up to $4.04 billion per year in countermeasures if the U.S. rules are not brought into compliance. The WTO decision does not repeal the ETI tax benefit and it does not require the European Union to impose trade sanctions, so it is not possible to predict what impact the WTO decision will have on future results pending final resolution of these matters. If the ETI exclusion is repealed and replacement legislation is not enacted, the loss of tax benefit to the Company could be significant.
Litigation.    As discussed in Note 19—Contingencies of the Notes to Financial Statements, the Company is subject to a variety of claims and lawsuits. While the Company believes that none of the litigation matters in which the Company is currently involved will have a material adverse impact on the Company’s financial position or results of operations, it is possible that one or more of these matters could be resolved in a manner that would ultimately have a material adverse impact on the business of the Company, and could negatively impact its revenues and operating margins.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company is exposed to foreign currency, interest rate, and equity price risks. A portion of these risks is hedged, but fluctuations could impact the Company’s results of operations and financial position. The Company hedges the exposure of accounts receivable and a portion of anticipated revenue to foreign currency fluctuations, primarily with option contracts. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, Japanese yen, British pound, and Canadian dollar. Fixed income securities are subject to interest rate risk. The portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. The Company routinely uses options to hedge its exposure to interest rate risk in the event of a catastrophic increase in interest rates. Many securities held in the Company’s equity and other investments portfolio are subject to price risk. The Company uses options to hedge its price risk on certain highly volatile equity securities.
The Company uses a value-at-risk (VAR) model to estimate and quantify its market risks. VAR is the expected loss, for a given confidence level, in fair value of the Company’s portfolio due to adverse market movements over a defined time horizon. The VAR model is not intended to represent actual losses in fair value, but is used as a risk estimation and management tool. The model used for currencies and equities is geometric Brownian motion, which allow incorporation of optionality of these exposures. For interest rates, the mean reverting geometric Brownian motion is used to reflect the principle that fixed-income securities prices over time revert to maturity value.
Value-at-risk is calculated by, first, simulating 10,000 market price paths over 20 days for equities, interest rates and foreign exchange rates, taking into account historical correlations among the different rates and prices. Each resulting unique set of equities prices, interest rates, and foreign exchange rates is applied to substantially all individual holdings to re-price each holding. The 250th worst performance (out of 10,000) represents the value-at-risk over 20 days at the 97.5th percentile. Several risk factors are not captured in the model, including liquidity risk, operational risk, credit risk, and legal risk.
A substantial amount of the Company’s equity portfolio is held for strategic purposes. The Company attempts to hedge the value of these securities through the use of derivative contracts such as collars. The Company has incurred substantial impairment charges related to certain of these securities in fiscal 2002 and fiscal 2001. Such impairment charges have been incurred primarily for strategic equity holdings that the Company has not been able to hedge. The VAR amounts disclosed below are not necessarily reflective of potential accounting losses, as they are used as a risk management tool and reflect an estimate of potential reductions in fair value of the Company’s portfolio. Losses in fair value over a 20-day holding period can exceed the reported VAR by significant amounts and can also accumulate over a longer time horizon than the 20-day holding period used in the VAR analysis.
The VAR numbers are shown separately for interest rate, currency, and equity risks. These VAR numbers include the underlying portfolio positions and related hedges. Historical data is used to estimate VAR. Given reliance on historical data, VAR is most effective in estimating risk exposures in markets in which there are no fundamental changes or shifts in market conditions. An inherent limitation in VAR is that the distribution of past changes in market risk factors may not produce accurate predictions of future market risk.

18 / MSFT	2002 FORM 10-K

 Part II
Item 7A, 8

The following table sets forth the VAR calculations for substantially all of the Company’s positions:

In Millions

	As of June 30,		Year ended June 30, 2002

Risk Categories	2002	2001	Average	High	Low

Interest rates	$472	$363	$435	$535	$333
Currency rates	310	58	162	310	58
Equity prices	602	520	584	757	488

The total VAR for the combined risk categories is $908 million at June 30, 2002 and $759 million at June 30, 2001. The total VAR is 34% less at June 30, 2002 and 19% less at June, 30 2001 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks. The reasons for the change in risk in portfolios include: larger investment portfolio size, higher foreign exchange exposure due to stronger non-U.S. currencies, and asset allocation shifts.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

In millions, except earnings per share

Year Ended June 30	2000	2001	2002

Revenue	$22,956	$25,296	$28,365
Operating expenses:
Cost of revenue	3,002	3,455	5,191
Research and development	3,772	4,379	4,307
Sales and marketing	4,126	4,885	5,407
General and administrative	1,050	857	1,550

Total operating expenses	11,950	13,576	16,455

Operating income	11,006	11,720	11,910
Losses on equity investees and other	(57)	(159)	(92)
Investment income/(loss)	3,326	(36)	(305)

Income before income taxes	14,275	11,525	11,513
Provision for income taxes	4,854	3,804	3,684

Income before accounting change	9,421	7,721	7,829
Cumulative effect of accounting change (net of income taxes of $185)	–	(375)	–

Net income	$9,421	$7,346	$7,829

Basic earnings per share:
Before accounting change	$1.81	$1.45	$1.45
Cumulative effect of accounting change	–	(0.07)	–

	$1.81	$1.38	$1.45

Diluted earnings per share:
Before accounting change	$1.70	$1.38	$1.41
Cumulative effect of accounting change	–	(0.06)	–

	$1.70	$1.32	$1.41

Weighted average shares outstanding:
Basic	5,189	5,341	5,406

Diluted	5,536	5,574	5,553

See accompanying notes.

19 / MSFT	2002 FORM 10-K

 Part II
Item 8

BALANCE SHEETS

In millions

June 30	2001	2002

Assets
Current assets:
Cash and equivalents	$3,922	$3,016
Short-term investments	27,678	35,636

Total cash and short-term investments	31,600	38,652
Accounts receivable, net	3,671	5,129
Inventories	83	673
Deferred income taxes	1,522	2,112
Other	2,334	2,010

Total current assets	39,210	48,576
Property and equipment, net	2,309	2,268
Equity and other investments	14,361	14,191
Goodwill	1,511	1,426
Intangible assets, net	401	243
Other long-term assets	1,038	942

Total assets	$58,830	$67,646

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,188	$1,208
Accrued compensation	742	1,145
Income taxes	1,468	2,022
Short-term unearned revenue	4,395	5,920
Other	1,461	2,449

Total current liabilities	9,254	12,744
Long-term unearned revenue	1,219	1,823
Deferred income taxes	409	398
Other long-term liabilities	659	501
Commitments and contingencies

Stockholders’ equity:
Common stock and paid-in capital—shares authorized 12,000; Shares issued and outstanding 5,383 and 5,359	28,390	31,647
Retained earnings, including accumulated other comprehensive income of $587 and $583	18,899	20,533

Total stockholders’ equity	47,289	52,180

Total liabilities and stockholders’ equity	$58,830	$67,646

See accompanying notes.

20 / MSFT	2002 FORM 10-K

 Part II
Item 8

CASH FLOWS STATEMENTS

In millions

Year Ended June 30	2000	2001	2002

Operations
Net income	$9,421	$7,346	$7,829
Cumulative effect of accounting change, net of tax	–	375	–
Depreciation, amortization, and other noncash items	1,250	1,536	1,084
Net recognized (gains)/losses on investments	(1,732)	2,221	2,424
Stock option income tax benefits	5,535	2,066	1,596
Deferred income taxes	(425)	(420)	(416)
Unearned revenue	6,177	6,970	11,152
Recognition of unearned revenue	(5,600)	(6,369)	(8,929)
Accounts receivable	(944)	(418)	(1,623)
Other current assets	(775)	(482)	(264)
Other long-term assets	(864)	(330)	(9)
Other current liabilities	(992)	774	1,449
Other long-term liabilities	375	153	216

Net cash from operations	11,426	13,422	14,509

Financing
Common stock issued	2,245	1,620	1,497
Common stock repurchased	(4,896)	(6,074)	(6,069)
Sales/(repurchases) of put warrants	472	(1,367)	–
Preferred stock dividends	(13)	–	–
Other, net	–	235	–

Net cash used for financing	(2,192)	(5,586)	(4,572)

Investing
Additions to property and equipment	(879)	(1,103)	(770)
Purchases of investments	(42,290)	(66,346)	(89,386)
Maturities of investments	4,025	5,867	8.654
Sales of investments	29,752	52,848	70,657

Net cash used for investing	(9,392)	(8,734)	(10,845)

Net change in cash and equivalents	(158)	(898)	(908)
Effect of exchange rates on cash and equivalents	29	(26)	2
Cash and equivalents, beginning of year	4,975	4,846	3,922

Cash and equivalents, end of year	$4,846	$3,922	$3,016

See accompanying notes.

21 / MSFT	2002 FORM 10-K

 Part II
Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

In millions

Year Ended June 30	2000	2001	2002

Convertible preferred stock
Balance, beginning of year	$980	$–	$–
Conversion of preferred to common stock	(980)	–	–

Balance, end of year	–	–	–

Common stock and paid-in capital
Balance, beginning of year	13,844	23,195	28,390
Common stock issued	3,554	5,154	1,801
Common stock repurchased	(210)	(394)	(676)
Sales/(repurchases) of put warrants	472	(1,367)	–
Stock option income tax benefits	5,535	2,066	1,596
Other, net	–	(264)	536

Balance, end of year	23,195	28,390	31,647

Retained earnings
Balance, beginning of year	13,614	18,173	18,899

Net income	9,421	7,346	7,829
Other comprehensive income:
Cumulative effect of accounting change	–	(75)	–
Net gains/(losses) on derivative instruments	–	634	(91)
Net unrealized investment gains/(losses)	(283)	(1,460)	5
Translation adjustments and other	23	(39)	82

Comprehensive income	9,161	6,406	7,825
Preferred stock dividends	(13)	–	–
Immaterial pooling of interests	97	–	–
Common stock repurchased	(4,686)	(5,680)	(6,191)

Balance, end of year	18,173	18,899	20,533

Total stockholders’ equity	$41,368	$47,289	$52,180

See accompanying notes.

22 / MSFT	2002 FORM 10-K

 Part II
Item 8

NOTES TO FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES
The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

PRINCIPLES OF CONSOLIDATION
The financial statements include the accounts of Microsoft Corporation and its subsidiaries (Microsoft). Intercompany transactions and balances have been eliminated. Equity investments in which Microsoft owns at least 20% of the voting securities are accounted for using the equity method, except for investments in which the Company is not able to exercise significant influence over the investee, in which case, the cost method of accounting is used. Issuances of shares by a subsidiary are accounted for as capital transactions.

ESTIMATES AND ASSUMPTIONS
Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when the Company reaches technological feasibility for its products; the potential outcome of the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from these estimates and assumptions.

FOREIGN CURRENCIES
Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Translation adjustments resulting from this process are charged or credited to other comprehensive income (OCI). Revenue and expenses are translated at average rates of exchange prevailing during the year.

REVENUE RECOGNITION
Microsoft accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The Company recognizes revenue when (i) persuasive evidence of an arrangement exists; (ii) delivery has occurred or services have been rendered; (iii) the sales price is fixed or determinable; and (iv) collectibility is reasonably assured. For software arrangements with multiple elements, revenue is recognized dependent upon whether vendor-specific objective evidence (VSOE) of fair value exists for each of the elements. When VSOE does not exist for all the elements of a software arrangement and the only undelivered element is postcontract customer support (PCS), the entire licensing fee is recognized ratably over the contract period. Revenue attributable to undelivered elements, including technical support and Internet browser technologies, is based on the average sales price of those elements when sold separately, and is recognized ratably on a straight-line basis over the product’s life cycle. PCS and subscription revenue is recognized ratably over the contract period.
Revenue from products licensed to original equipment manufacturers (OEMs) is based on the licensing agreement with an OEM and has historically been recognized when OEMs ship licensed products to their customers. Licensing provisions were modified with the introduction of Windows XP in 2002 and revenue for certain products is recorded upon shipment of the product to OEMs. The effect of this change in licensing provisions was not material. Revenue from packaged product sales to distributors and resellers is usually recorded when related products are shipped. However, when the revenue recognition criteria required for distributor and reseller arrangements are not met, revenue is recognized as payments are received. Revenue related to the Company’s Xbox game console is recognized upon shipment of the product to retailers. Online advertising revenue is recognized as advertisements are displayed. Costs related to insignificant obligations, which include telephone support for certain products, are accrued. Provisions are recorded for estimated returns, concessions, and bad debts.

COST OF REVENUE
Cost of revenue includes direct costs to manufacture and distribute product and direct costs to provide online services, consulting, product support, and training and certification of system integrators.

RESEARCH AND DEVELOPMENT
Technological feasibility for Microsoft’s software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, the Company expenses all research and development costs when incurred.

ADVERTISING COSTS
Advertising costs are expensed as incurred. Advertising expense was $1.23 billion in 2000, $1.36 billion in 2001, and $1.27 billion in 2002.

23 / MSFT	2002 FORM 10-K

 Part II
Item 8

INCOME TAXES
Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of this difference is reported as deferred income taxes.

FINANCIAL INSTRUMENTS
The Company considers all liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months and six years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in OCI.
Equity and other investments include debt and equity instruments. Debt securities and publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reflected in OCI. All other investments, excluding those accounted for using the equity method, are recorded at cost.
Microsoft lends certain fixed income and equity securities to enhance investment income. Collateral and/or security interest is determined based upon the underlying security and the creditworthiness of the borrower. The fair value of collateral that Microsoft is permitted to sell or repledge was $499 million at both June 30, 2001 and 2002.
Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, the duration and extent to which the fair value is less than cost; the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors; and the Company’s intent and ability to hold the investment. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. In 2001, the Company recognized $4.80 billion in impairments of certain investments, primarily in the cable and telecommunication industries. In 2002, Microsoft recognized $4.32 billion in impairments of certain investments, primarily related to further declines in the fair values of U.S. and European cable and telecommunications holdings.
The Company uses derivative instruments to manage exposures to foreign currency, security price, and interest rate risks. The  Company’s objectives for holding derivatives are to minimize these risks using the most effective methods to eliminate or reduce the impact of these exposures.

Foreign Currency Risk.    Certain forecasted transactions and assets are exposed to foreign currency risk. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, Japanese yen, British pound, and Canadian dollar. Options used to hedge a portion of forecasted international revenue for up to three years in the future are designated as cash flow hedging instruments. Options and forwards not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies.

Securities Price Risk.    Strategic equity investments are subject to market price risk. From time to time, the Company uses and designates options to hedge fair values and cash flows on certain equity securities. The security, or forecasted sale thereof, selected for hedging is determined by market conditions, up-front costs, and other relevant factors. Once established, the hedges are not dynamically managed or traded, and are generally not removed until maturity.

Interest Rate Risk.    Fixed-income securities are subject to interest rate risk. The fixed-income portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. The Company routinely uses options, not designated as hedging instruments, to hedge its exposure to interest rate risk in the event of a catastrophic increase in interest rates.

Other Derivatives.    In addition, the Company may invest in warrants to purchase securities of other companies as a strategic investment. Warrants that can be net share settled are deemed derivative financial instruments and are not designated as hedging instruments.
For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness.

ALLOWANCE FOR DOUBTFUL ACCOUNTS
The allowance for doubtful accounts reflects management’s best estimate of probable losses inherent in the account receivable balance. Management determines the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

In Millions

	Year Ended June 30	Balance at beginning of period	Charged to costs and expenses	Write-offs and other	Balance at end of period

	2002	$174	$192	$157	$209
	2001	186	157	169	174
	2000	204	77	95	186

24 / MSFT	2002 FORM 10-K

 Part II
Item 8

INVENTORIES
Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

PROPERTY AND EQUIPMENT
Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term, ranging from one to 15 years. Computer software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally not in excess of three years.

GOODWILL
Beginning in fiscal 2002 with the adoption of SFAS 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead tested for impairment at least annually. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated period of benefit.

INTANGIBLE ASSETS
Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from three to seven years. The Company periodically evaluates the recoverability of intangible assets and takes into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. All of Microsoft’s intangible assets are subject to amortization.

RECLASSIFICATIONS
Certain reclassifications have been made for consistent presentation.

NOTE 2    ACCOUNTING CHANGES

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
Effective July 1, 2001, Microsoft adopted SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142.
Net income and earnings per share for fiscal 2000 and fiscal 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

In Millions, Except Earnings Per Share

Year Ended June 30	2000	2001

Net income:
Reported net income	$9,421	$7,346
Goodwill amortization	203	252
Equity method goodwill amortization	1	26

Adjusted net income	$9,625	$7,624

Basic earnings per share:
Reported basic earnings per share	$1.81	$1.38
Goodwill amortization	0.04	0.05
Equity method goodwill amortization	–	–

Adjusted basic earnings per share	$1.85	$1.43

Diluted earnings per share:
Reported diluted earnings per share	$1.70	$1.32
Goodwill amortization	0.04	0.05
Equity method goodwill amortization	–	–

Adjusted diluted earnings per share	$1.74	$1.37

25 / MSFT	2002 FORM 10-K

 Part II
Item 8

NOTE 3    UNEARNED REVENUE

A portion of Microsoft’s revenue under volume licensing programs is earned ratably over the period of the license agreement. Also, revenue attributable to undelivered elements, including technical support and Internet browser technologies, is based on the average sales price of those elements when sold separately, and is recognized ratably on a straight-line basis over the product’s life cycle. The percentage of revenue recognized ratably for undelivered elements ranges from approximately 20% to 25% for Windows XP Home, approximately 10% to 15% for Windows XP Professional, and approximately 10% to 15% for desktop applications, depending on the terms and conditions of the  license and prices of the elements. Product life cycles are currently estimated at three years for Windows operating systems and 18 months for desktop applications.
The components of unearned revenue were as follows:

In Millions

June 30	2001	2002

Volume licensing programs	$1,922	$4,158
Undelivered elements	2,818	2,830
Other	874	755

Unearned revenue	$5,614	$7,743

Unearned revenue by product was as follows:

In Millions

June 30	2001	2002

Desktop Applications	$2,189	$3,489
Desktop Platforms	2,586	3,198
Enterprise Software and Services	391	791

Desktop and Enterprise Software and Services	5,166	7,478
Consumer Software, Services, and Devices, and Other	448	265

Unearned revenue	$5,614	$7,743

Of the $7.74 billion of unearned revenue at June 30, 2002, $2.28 billion is expected to be recognized in the first quarter of fiscal 2003, $1.64 billion in the second quarter of fiscal 2003, $1.18 billion in the third quarter of fiscal 2003, $817 million in the fourth quarter of fiscal 2003, and $1.82 billion thereafter.

26 / MSFT	2002 FORM 10-K

 Part II
Item 8

NOTE 4    CASH AND SHORT-TERM INVESTMENTS

In Millions

June 30, 2001	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

Cash and equivalents:
Cash	$1,145	$–	$–	$1,145
Commercial paper	894	–	–	894
Certificates of deposit	286	–	–	286
U.S. government and agency securities	400	–	–	400
Corporate notes and bonds	1,130	–	–	1,130
Municipal securities	67	–	–	67

Cash and equivalents	3,922	–	–	3,922

Short-term investments:
Commercial paper	635	3	–	638
U.S. government and agency securities	7,355	9	(42)	7,322
Corporate notes and bonds	17,256	214	(149)	17,321
Municipal securities	1,662	41	–	1,703
Certificates of deposit	694	–	–	694

Short-term investments	27,602	267	(191)	27,678

Cash and short-term investments	$31,524	$267	$(191)	$31,600

In Millions

June 30, 2002	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

Cash and equivalents:
Cash	$1,114	$–	$–	$1,114
Commercial paper	260	–	–	260
Certificates of deposit	31	–	–	31
Money market mutual funds	714	–	–	714
Corporate notes and bonds	560	–	–	560
Municipal securities	337	–	–	337

Cash and equivalents	3,016	–	–	3,016

Short-term investments:
Commercial paper	552	–	–	552
U.S. government and agency securities	10,726	114	(13)	10,827
Corporate notes and bonds	18,822	255	(241)	18,836
Municipal securities	4,462	86	–	4,548
Certificates of deposit	873	–	–	873

Short-term investments	35,435	455	(254)	35,636

Cash and short-term investments	$38,451	$455	$(254)	$38,652

Realized gains and (losses) from cash and short-term investments were $80 million and $(226) million in 2000, $541 million and $(369) million in 2001, and $816 million and $(558) million in 2002.

27 / MSFT	2002 FORM 10-K

 Part II
Item 8

NOTE 5    INVENTORIES

In Millions

June 30	2001	2002

Finished goods	$78	$505
Raw materials and work in process	5	168

Inventories	$83	$673

NOTE 6    PROPERTY AND EQUIPMENT

In Millions

June 30	2001	2002

Land	$185	$197
Buildings	1,584	1,701
Computer equipment and software	2,292	2,621
Other	1,214	1,372

Property and equipment – at cost	5,275	5,891
Accumulated depreciation	(2,966)	(3,623)

Property and equipment – net	$2,309	$2,268

During 2000, 2001, and 2002, depreciation expense, of which the majority related to computer equipment, was $668 million, $764 million, and $820 million.

NOTE 7    EQUITY AND OTHER INVESTMENTS

In Millions

June 30, 2001	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

Debt securities recorded at market, maturing:
Within one year	$500	$–	$–	$500
Between 2 and 10 years	643	12	(3)	652
Between 10 and 15 years	513	–	(9)	504
Beyond 15 years	4,754	–	(829)	3,925

Debt securities recorded at market	6,410	12	(841)	5,581

Common stock and warrants	5,555	2,030	(285)	7,300
Preferred stock	881	–	–	881
Other investments	599	–	–	599

Equity and other investments	$13,445	$2,042	$(1,126)	$14,361

28 / MSFT	2002 FORM 10-K

 Part II
Item 8

In Millions

June 30, 2002	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

Debt securities recorded at market, maturing:
Within one year	$485	$26	$–	$511
Between 2 and 10 years	893	46	(4)	935
Between 10 and 15 years	541	19	(2)	558
Beyond 15 years	3,036	–	–	3,036

Debt securities recorded at market	4,955	91	(6)	5,040

Common stock and warrants	6,930	1,287	(617)	7,600
Preferred stock	1,382	–	–	1,382
Other investments	169	–	–	169

Equity and other investments	$13,436	$1,378	$(623)	$14,191

Debt securities include corporate and government notes and bonds and derivative securities. Debt securities maturing beyond 15 years are composed entirely of AT&T 5% convertible preferred debt with a contractual maturity of 30 years. The debt is convertible at the Company’s option into AT&T common stock on or after December 1, 2000, or may be redeemed by AT&T upon satisfaction of certain conditions on or after June 1, 2002. In connection with the definitive agreement to combine AT&T Broadband with Comcast in a new company to be called AT&T Comcast Corporation, Microsoft has agreed to exchange its AT&T 5% convertible preferred debt securities for approximately 115 million shares of AT&T Comcast Corporation. It is expected that the transaction will close by December 31, 2002. While it is possible that Microsoft could incur a loss on this exchange transaction up to the carrying value of the AT&T debt securities, management believes that the ultimate loss, if any, will be significantly less. As management is unable to predict whether there will be a gain or loss on the exchange, no loss has been recorded related to this contingent exchange transaction as of June 30, 2002.
Equity securities that are restricted for more than one year or not publicly traded are recorded at cost. At June 30, 2001 the estimated fair value of these investments in excess of their recorded basis was $161 million. At June 30, 2002 the recorded basis of these investments in excess of their estimated fair value was $34 million. This excess of cost over estimated fair value was deemed temporary in nature. The estimate of fair value is based on publicly available market information or other estimates determined by management. Realized gains and (losses) from equity and other investments (excluding impairments discussed previously) were $1.94 billion and $(10) million in 2000, $3.03 billion and $(23) million in 2001, and $2.24 billion and $(121) million in 2002.

NOTE 8    GOODWILL

During fiscal 2002, goodwill was reduced by $85 million, principally in connection with Microsoft’s exchange of all of its 33.7 million shares and warrants of Expedia, Inc. to USA Networks, Inc. No goodwill was acquired or impaired during fiscal 2002. As of June 30, 2002, Desktop and Enterprise Software and Services goodwill was $1.1 billion, Consumer Software, Services, and Devices goodwill was $258 million, and Consumer Commerce Investments goodwill was $72 million.

NOTE 9    INTANGIBLE ASSETS

During fiscal 2002, changes in intangible assets primarily relates to the Company’s acquisition of $25 million in patents and licenses and $27 million in existing technology, which will be amortized over approximately 3 years. No significant residual value is estimated for these intangible assets. Intangible assets amortization expense was $202 million for fiscal 2001 and $194 million for fiscal 2002. The components of intangible assets were as follows:

In Millions

June 30
	2001		2002

	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

Patents and licenses	$407	$(177)	$421	$(290)
Existing technology	157	(27)	172	(71)
Trademarks, tradenames and other	83	(42)	15	(4)

Intangible assets	$647	$(246)	$608	$(365)

Amortization expense for the net carrying amount of intangible assets at June 30, 2002 is estimated to be $115 million in fiscal 2003, $90 million in fiscal 2004, $36 million in fiscal 2005, and $2 million in fiscal 2006.

29 / MSFT	2002 FORM 10-K

 Part II
Item 8

NOTE 10    DERIVATIVES

For fiscal 2001, investment income included a net unrealized loss of $592 million, comprised of a $214 million gain for changes in the time value of options for fair value hedges, $211 million loss for changes in the time value of options for cash flow hedges, and $595 million loss for changes in the fair value of derivative instruments not designated as hedging instruments. For fiscal 2002, investment income included a net unrealized loss of $480 million, comprised of a $30 million gain for changes in the time value of options for fair value hedges, $331 million loss for changes in the time value of options for cash flow hedges, and $179 million net loss for changes in the fair value of derivative instruments not designated as hedging instruments.
Derivative gains and losses included in OCI are reclassified into earnings at the time forecasted revenue or the sale of an equity investment is recognized. During fiscal 2001, $214 million of derivative gains were reclassified to revenue and $416 million of derivative losses were reclassified to investment income/(loss). During fiscal 2002, $234 million of derivative gains were reclassified to revenue and $10 million of derivative losses were reclassified to investment income/(loss). The derivative losses reclassified to investment income/(loss) were offset by gains on the item being hedged. The Company estimates that $63 million of net derivative gains included in other comprehensive income will be reclassified into earnings within the next twelve months.
For instruments designated as hedges, hedge ineffectiveness, determined in accordance with SFAS 133, had no impact on earnings for the fiscal 2001 and 2002. No fair value hedges or cash flow hedges were derecognized or discontinued for fiscal 2001 and 2002.

NOTE 11    INVESTMENT INCOME/(LOSS)

The components of investment income/(loss) are as follows:

In Millions

Year Ended June 30	2000	2001	2002

Dividends	$363	$377	$357
Interest	1,231	1,808	1,762
Net recognized gains/(losses) on investments:
Net gains on the sales of investments	1,780	3,175	2,379
Other-than-temporary impairments	(29)	(4,804)	(4,323)
Net unrealized losses attributable to derivative instruments	(19)	(592)	(480)

Net recognized gains/(losses) on investments	1,732	(2,221)	(2,424)

Investment income/(loss)	$3,326	$(36)	$(305)

NOTE 12    INCOME TAXES

The provision for income taxes consisted of:

In Millions

Year Ended June 30	2000	2001	2002

Current taxes:
U.S. and state	$4,744	$3,243	$3,644
International	535	514	575

Current taxes	5,279	3,757	4,219
Deferred taxes	(425)	47	(535)

Provision for income taxes	$4,854	$3,804	$3,684

U.S. and international components of income before income taxes were:

In Millions

Year Ended June 30	2000	2001	2002

U.S.	$11,860	$9,189	$8,920
International	2,415	2,336	2,593

Income before income taxes	$14,275	$11,525	$11,513

30 / MSFT	2002 FORM 10-K

 Part II
Item 8

In 2000, the effective tax rate was 34.0%, and included the effect of a 2.5% reduction from the U.S. statutory rate for tax credits and a 1.5% increase for other items. In 2001, the effective tax rate was 33.0%, and included the effect of a 3.1% reduction from the U.S. statutory rate for tax credits and a 1.1% increase for other items. The effective tax rate in 2002 was 32.0%, and included the effect of a 2.4% reduction from the U.S. statutory rate for the extraterritorial income exclusion tax benefit and a 0.6% reduction for other items.

Deferred income taxes were:

In Millions

June 30	2001	2002

Deferred income tax assets:
Revenue items	$1,469	$2,261
Expense items	691	945
Impaired investments	1,070	2,016

Deferred income tax assets	$3,230	$5,222

Deferred income tax liabilities:
Unrealized gain on investments	$(395)	$(887)
International earnings	(1,667)	(1,818)
Other	(55)	(803)

Deferred income tax liabilities	$(2,117)	$(3,508)

Microsoft has not provided for U.S. deferred income taxes or foreign withholding taxes on $780 million of its undistributed earnings for certain non-U.S. subsidiaries, all of which relate to fiscal 2002 earnings, since these earnings are intended to be reinvested indefinitely.
On September 15, 2000, the U.S. Tax Court issued an adverse ruling with respect to Microsoft’s claim that the Internal Revenue Service (IRS) incorrectly assessed taxes for 1990 and 1991. The Company has filed an appeal with the Ninth Circuit Court of Appeals on this matter. Income taxes, except for items related to the 1990 and 1991 assessments, have been settled with the IRS for all years through 1996. The IRS is examining the Company’s 1997 through 1999 U.S. income tax returns. Management believes any adjustments which may be required will not be material to the financial statements. Income taxes paid were $800 million in 2000, $1.3 billion in 2001, and $1.9 billion in 2002.

NOTE 13    STOCKHOLDERS’ EQUITY

Shares of common stock outstanding were as follows:

In Millions

Year Ended June 30	2000	2001	2002

Balance, beginning of year	5,109	5,283	5,383
Issued	229	189	104
Repurchased	(55)	(89)	(128)

Balance, end of year	5,283	5,383	5,359

The Company repurchases its common shares in the open market to provide shares for issuance to employees under stock option and stock purchase plans. In 2002, the Company acquired 5.1 million of its shares as a result of a structured stock repurchase transaction entered into in 2001, which gave it the right to acquire such shares in exchange for an up-front net payment of $264 million. To enhance its stock repurchase program, Microsoft has sold put warrants to independent third parties. These put warrants entitled the holders to sell shares of Microsoft common stock to the Company on certain dates at specified prices. In the third quarter of fiscal 2001, the Company issued 2.8 million shares to settle a portion of the outstanding put warrants. At June 30, 2001 and 2002, there were no outstanding put warrants.
During 1996, Microsoft issued 12.5 million shares of 2.75% convertible exchangeable principal-protected preferred stock. The Company’s convertible preferred stock matured on December 15, 1999. Each preferred share was converted into 1.1273 common shares.

31 / MSFT	2002 FORM 10-K

 Part II
Item 8

NOTE 14    OTHER COMPREHENSIVE INCOME

In Millions

Year Ended June 30	2000	2001	2002

Cumulative effect of accounting change, net of tax effect of $(37)	$–	$(75)	$–

Net gains/(losses) on derivative instruments:
Unrealized gains, net of tax effect of $246 in 2001 and $30 in 2002	–	499	55
Reclassification adjustment for (gains)/losses included in net income, net of tax effect of $67 in 2001 and $(79) in 2002	–	135	(146)

Net gains/(losses) on derivative instruments	–	634	(91)

Net unrealized investment gains/(losses):
Unrealized holding gains/(losses), net of tax effect of $248 in 2000, $(351) in 2001, and $(955) in 2002	531	(1,200)	(1,774)
Reclassification adjustment for (gains)/losses included in net income, net of tax effect of $(420) in 2000, $(128) in 2001, and $958 in 2002	(814)	(260)	1,779

Net unrealized investment gains/(losses)	(283)	(1,460)	5

Translation adjustments and other	23	(39)	82

Other comprehensive income/(loss)	$(260)	$(940)	$(4)

The components of accumulated other comprehensive income were:

In Millions

June 30	2001	2002

Net gains on derivative instruments	$177	$86
Net unrealized investment gains	598	603
Translation adjustments and other	(188)	(106)

Accumulated other comprehensive income	$587	$583

NOTE 15    EMPLOYEE STOCK AND SAVINGS PLANS

EMPLOYEE STOCK PURCHASE PLAN
The Company has an employee stock purchase plan for all eligible employees. Under the plan, shares of the Company’s common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During 2000, 2001, and 2002, employees purchased 2.5 million, 5.7 million, and 5.4 million shares at average prices of $72.38, $36.87, and $50.52 per share. At June 30, 2002, 56.8 million shares were reserved for future issuance.

SAVINGS PLAN
The Company has a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their pretax salary, but not more than statutory limits. The Company contributes fifty cents for each dollar a participant contributes, with a maximum contribution of 3% of a participant’s earnings. Matching contributions were $47 million, $63 million, and $77 million in 2000, 2001, and 2002.

STOCK OPTION PLANS
The Company has stock option plans for directors, officers, and employees, which provide for nonqualified and incentive stock options. Options granted prior to 1995 generally vest over four and one-half years and expire 10 years from the date of grant. Options granted between 1995 and 2001 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire after 10 years. Options granted during 2002 vest over four and one-half years and expire 10 years from the date of grant. At June 30, 2002, options for 371 million shares were vested and 543 million shares were available for future grants under the plans.

32 / MSFT	2002 FORM 10-K

 Part II
Item 8

Stock options outstanding were as follows:

In Millions, Except Per Share Amounts

		Price per Share

	Shares	Range	Weighted Average

Balance, June 30, 1999	766	$ 0.56 – $ 83.28	$ 23.87
Granted	304	65.56 – 119.13	79.87
Exercised	(198)	0.56 – 82.94	9.54
Canceled	(40)	4.63 – 116.56	36.50

Balance, June 30, 2000	832	0.56 – 119.13	41.23
Granted	224	41.50 – 80.00	60.84
Exercised	(123)	0.59 – 85.81	11.13
Canceled	(35)	13.83 – 119.13	63.57

Balance, June 30, 2001	898	0.56 – 119.13	49.54
Granted	41	48.62 – 72.57	62.50
Exercised	(99)	1.02 – 69.81	12.82
Canceled	(38)	1.15 – 116.56	68.67

Balance, June 30, 2002	802	0.79 – 119.13	53.75

For various price ranges, weighted average characteristics of outstanding stock options at June 30, 2002 were as follows:

In Millions, Except Per Share Amounts

	Outstanding Options			Exercisable Options

Range of Exercise Prices	Shares	Remaining Life (Years)	Weighted Average Price	Shares	Weighted Average Price

$ 0.79 – $ 5.97	36	1.6	$ 4.83	35	$ 4.82
5.98 – 13.62	44	0.5	11.19	42	11.18
13.63 – 29.80	90	2.0	15.02	84	14.97
29.81 – 43.62	73	2.7	32.19	66	32.09
43.63 – 60.00	191	6.9	55.81	41	54.03
60.01 – 69.50	146	6.4	66.24	35	66.53
69.51 – 83.28	80	5.1	71.17	21	71.84
83.29 – 119.13	142	4.2	89.87	47	89.29

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

33 / MSFT	2002 FORM 10-K

 Part II
Item 8

Had compensation cost for the Company’s stock option and employee stock purchase plans been determined as prescribed by SFAS 123, pro forma income statements for 2000, 2001, and 2002 would have been as follows:

In Millions, Except Per Share Amounts

Year Ended June 30	2000		2001		2002

	Reported	Pro Forma	Reported	Pro Forma	Reported	Pro Forma

Revenue	$22,956	$22,956	$25,296	$25,296	$28,365	$28,365
Operating expenses:
Cost of revenue	3,002	3,277	3,455	3,775	5,191	5,699
Research and development	3,772	4,814	4,379	6,106	4,307	6,299
Sales and marketing	4,126	4,468	4,885	5,888	5,407	6,252
General and administrative	1,050	1,284	857	1,184	1,550	1,843

Total operating expenses	11,950	13,843	13,576	16,953	16,455	20,093

Operating income	11,006	9,113	11,720	8,343	11,910	8,272
Losses on equity investees and other	(57)	(57)	(159)	(159)	(92)	(92)
Investment income/(loss)	3,326	3,326	(36)	(36)	(305)	(305)

Income before income taxes	14,275	12,382	11,525	8,148	11,513	7,875
Provision for income taxes	4,854	4,210	3,804	2,689	3,684	2,520

Income before accounting change	9,421	8,172	7,721	5,459	7,829	5,355
Cumulative effect of accounting change	–	–	(375)	(375)	–	–

Net income	$9,421	$8,172	$7,346	$5,084	$7,829	$5,355

Basic earnings per share	$1.81	$1.57	$1.38	$0.95	$1.45	$0.99

Diluted earnings per share	$1.70	$1.48	$1.32	$0.91	$1.41	$0.98

The weighted average Black-Scholes value of options granted under the stock option plans during 2000, 2001, and 2002 was $36.67, $29.31, and $31.57. Value was estimated using a weighted average expected life of 6.2 years in 2000, 6.4 years in 2001, and 7.0 years in 2002, no dividends, volatility of .33 in 2000, .39 in 2001, and .39 in 2002, and risk-free interest rates of 6.2%, 5.3%, and 5.4% in 2000, 2001, and 2002.

34 / MSFT	2002 FORM 10-K

 Part II
Item 8

NOTE 16    EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding preferred shares using the “if-converted” method, outstanding put warrants using the “reverse treasury stock” method, and outstanding stock options using the “treasury stock” method.
The components of basic and diluted earnings per share were as follows:

In Millions, Except Per Share Amounts

Year Ended June 30	2000	2001	2002

Income before accounting change	$9,421	$7,721	$7,829
Preferred stock dividends	13	–	–

Net income available for common shareholders	$9,408	$7,721	$7,829

Weighted average outstanding shares of common stock	5,189	5,341	5,406
Dilutive effect of:
Put warrants	2	21	–
Preferred stock	7	–	–
Employee stock options	338	212	147

Common stock and common stock equivalents	5,536	5,574	5,553

Earnings per share before accounting change:
Basic	$1.81	$1.45	$1.45

Diluted	$1.70	$1.38	$1.41

For the years ended June 30, 2000, 2001 and 2002, 45 million, 351 million, and 373 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

NOTE 17    OPERATIONAL TRANSACTIONS

In January 2000, the Company acquired Visio Corporation in a transaction that was accounted for as a pooling of interests. Microsoft issued 14 million shares valued at approximately $1.5 billion in the exchange for the outstanding stock of Visio. Visio’s assets and liabilities, which were nominal, are included with those of Microsoft as of the merger. Operating results for Visio from periods prior to the merger were not material to the combined results of the two companies. Accordingly, the financial statements for such periods have not been restated.
In April 2001, the Company acquired Great Plains Software, Inc. for approximately $1.1 billion in stock. Great Plains is a leading supplier of mid-market business applications. The acquisition was accounted for by the purchase method and operating results for Great Plains subsequent to the date of acquisition are included with those of Microsoft. The pro forma impact of Great Plains’ operating results prior to the date of acquisition was not material.

NOTE 18    COMMITMENTS

The Company has operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for operating leases was $201 million, $281 million, and $318 million in 2000, 2001, and 2002. Future minimum rental commitments under noncancellable leases, in millions of dollars, are: 2003, $260; 2004, $219; 2005, $197; 2006, $170; 2007, $135; and thereafter, $302. Microsoft has committed $111 million for constructing new buildings. In addition, the Company has guaranteed $536 million in debt of its equity investees.

NOTE 19    CONTINGENCIES

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

35 / MSFT	2002 FORM 10-K

 Part II
Item 8

The Judgment was stayed pending an appeal. On June 28, 2001, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part, reversed in part, and vacated the Judgment in its entirety and remanded the case to the District Court for a new trial on one Section 1 claim and for entry of a new judgment consistent with its ruling. In its ruling, the Court of Appeals substantially narrowed the bases of liability found by the District Court, but affirmed some of the District Court’s conclusions that Microsoft had violated Section 2. On October 12, 2001, the trial court held a status conference and entered orders requiring the parties to engage in settlement discussions until November 2, 2001. Microsoft entered into a settlement with the United States on November 2, 2001. Nine states (New York, Ohio, Illinois, Kentucky, Louisiana, Maryland, Michigan, North Carolina and Wisconsin) agreed to settle on substantially the same terms on November 6, 2001. A hearing on the settlement was held by the Court on March 6, 2002. The Court will now decide whether to approve the settlement as being in the public interest. Nine states and the District of Columbia continue to litigate the remedies phase of U.S. v. Microsoft. The non-settling states are seeking imposition of a remedy that would impose much broader restrictions on Microsoft’s business than the proposed settlement with the DOJ and nine other states. The Court conducted an evidentiary hearing related to the non-settling states’ proposed remedies from March 18 to June 19, 2002. A decision is anticipated later in calendar 2002.
In other ongoing investigations, the DOJ and several state Attorneys General have requested information from Microsoft concerning various issues. In addition, the European Commission has instituted proceedings in which it alleges that Microsoft has failed to disclose information that Microsoft competitors claim they need to interoperate fully with Windows 2000 clients and servers and has engaged in discriminatory licensing of such technology, as well as improper bundling of multimedia playback technology in the Windows operating system. The remedies sought, though not fully defined, include mandatory disclosure of Microsoft Windows operating system technology and imposition of fines. Microsoft denies the European Commission’s allegations and intends to contest the proceedings vigorously.
A large number of overcharge class action lawsuits have been initiated against Microsoft in various state and Federal courts. These cases allege that Microsoft has competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications and seek to recover alleged overcharges that the complaints contend Microsoft charged for these products. Microsoft believes the claims are without merit and is vigorously defending the cases. To date, Microsoft has won dismissals of all claims for damages by indirect purchasers under Federal law and in 17 separate state court proceedings, of which seven have been affirmed and one has been reversed. Claims on behalf of foreign purchasers have also been dismissed. Appeals of several of these rulings are still pending. No trials or other proceedings have been held concerning any liability issues. Courts in several states have ruled that these cases may proceed as class actions, while two courts have denied class certification status to the claims in that state proceeding and another has ruled that no class action is available for claims in that state. In fiscal 2002, the Company recorded a contingent liability of approximately $660 million representing management’s estimate of the costs of resolving the contingency. Management’s contingent liability estimate is based upon a proposed settlement between Microsoft and lead counsel for the Federal plaintiffs. While the proposed settlement was not approved by the District Court, management believes that the proposal represents the best estimate of the costs of resolving the contingency based on currently available information. The Company intends to continue vigorously defending these lawsuits.
Netscape Communications Inc., a subsidiary of AOL-Time Warner Inc., filed suit against Microsoft on January 22, 2002 in Federal court in the District of Columbia, alleging violations of antitrust and unfair competition laws and other tort claims relating to Netscape and its Navigator browser. The complaint includes claims of unlawful monopolization or attempted monopolization of alleged markets for operating systems and Web browsers, illegal tying of operating systems and browsers, and tortuous interference with Netscape’s business relations. Netscape seeks injunctive relief, unquantified treble damages and its fees and costs. Microsoft denies these allegations and will vigorously defend this action. The case has been transferred for pretrial purposes to the District Court in Baltimore, Maryland and is being coordinated with the overcharge class actions described above.
Be Incorporated, a former software development company whose assets were acquired by Palm Incorporated in August 2001, filed suit against Microsoft on February 18, 2002 in Federal court in San Francisco, alleging violations of Federal and state antitrust and unfair competition laws and other tort claims. Be alleges that Microsoft’s license agreements with computer manufacturers, pricing policies, and business practices interfered with Be’s relationships with computer manufacturers and discouraged them from adopting Be’s own operating system for their products. Be is seeking unquantified treble and punitive damages for its alleged injuries along with its fees and costs. Microsoft denies these allegations and will vigorously defend this action. The case has been transferred for pretrial purposes to the District Court in Baltimore, Maryland and is being coordinated with the overcharge class actions described above.
On March 8, 2002, Sun Microsystems, Inc. filed suit against Microsoft alleging violations of Federal and state antitrust and unfair competition laws as well as claims under the Federal Copyright Act. Sun seeks injunctive relief and unspecified treble damages along with its fees and costs. Microsoft denies these allegations and will vigorously defend this action. The case has been transferred for pretrial purposes to the District Court in Baltimore, Maryland and is being coordinated with the overcharge class actions described above.
On June 3, 2002, Microsoft and the Securities and Exchange Commission entered into an administrative settlement resolving a non-public investigation of certain of Microsoft’s accounting and record keeping practices during fiscal years 1995 through 1998 (SEC File No. 3-10789). The settlement provides that Microsoft will not violate securities regulations that require companies to make accurate filings and maintain sufficient records and controls. The settlement has no impact on the Company’s financial results.
The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business.
Management currently believes that resolving all of these matters will not have a material adverse impact on the Company’s financial position or its results of operations.

36 / MSFT	2002 FORM 10-K

 Part II
Item 8

NOTE 20    SEGMENT INFORMATION

In Millions

Year Ended June 30	Desktop and Enterprise Software and Services	Consumer Software, Services, and Devices	Consumer Commerce Investments	Other	Reconciling Amounts	Consolidated

2000
Revenue	$20,410	$1,654	$182	$691	$19	$22,956
Operating income/(loss)	13,210	(1,090)	(60)	86	(1,140)	11,006

2001
Revenue	$22,720	$1,961	$522	$652	$(559)	$25,296
Operating income/(loss)	14,261	(1,666)	(222)	97	(750)	11,720

2002
Revenue	$23,786	$3,531	$245	$537	$266	$28,365
Operating income/(loss)	14,671	(1,778)	23	59	(1,065)	11,910

Desktop and Enterprise Software and Services Revenue:

In Millions

Year Ended June 30	2000	2001	2002

Desktop Applications	$9,013	$9,580	$9,327
Desktop Platforms	7,383	8,265	9,276

Desktop Software	16,396	17,845	18,603
Enterprise Software and Services	4,014	4,875	5,183

Total Desktop and Enterprise Software and Services	$20,410	$22,720	$23,786

In fiscal 2002, Microsoft had four segments: Desktop and Enterprise Software and Services; Consumer Software, Services, and Devices; Consumer Commerce Investments; and Other. Desktop and Enterprise Software and Services operating segment includes Desktop Applications, Desktop Platforms, and Enterprise Software and Services. Desktop Applications include Microsoft Office; Microsoft Project; Visio; client access licenses for Windows NT Server and Windows 2000 Server, Exchange, and BackOffice; Microsoft Great Plains; and bCentral. Desktop Platforms include Windows XP Professional and Home, Windows 2000 Professional, Windows NT Workstation, Windows Millennium Edition (Windows Me), Windows 98, and other desktop operating systems. Enterprise Software and Services includes Server Platforms; Server Applications; developer tools and services; and Enterprise services. Consumer Software, Services, and Devices operating segment includes Xbox video game system, MSN Internet access, MSN network services, PC and online games, learning and productivity software, mobility, and embedded systems. Consumer Commerce Investments operating segment includes Expedia, Inc., the HomeAdvisor online real estate service, and the CarPoint online automotive service. Other primarily includes Hardware and Microsoft Press.
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
Reconciling items for revenue include certain elements of unearned revenue and the treatment of certain channel inventory amounts and estimates. In addition to the reconciling items for revenue, reconciling items for operating income/(loss) include general and administrative expenses ($1.05 billion in 2000, $857 million in 2001, and $1.55 billion in 2002), certain research expenses ($141 million in 2000, $154 million in 2001, and $166 million in 2002), and other corporate level adjustments. The internal P&Ls use accelerated methods of depreciation and amortization. Additionally, losses on equity investees and minority interests are classified in operating income for internal reporting presentations.

37 / MSFT	2002 FORM 10-K

 Part II
Item 8

Revenue attributable to U.S. operations includes shipments to customers in the United States, licensing to OEMs and certain multinational organizations, and exports of finished goods, primarily to Asia, Latin America, and Canada. Revenue from U.S. operations totaled $15.7 billion, $17.8 billion, and $20.9 billion in 2000, 2001, and 2002. Revenue from outside the United States, excluding licensing to OEMs and certain multinational organizations and U.S. exports, totaled $7.3 billion, $7.5 billion, and $7.5 billion in 2000, 2001, and 2002. No single customer accounted for 10% or more of revenue in 2000, 2001, or 2002.
Long-lived assets (principally property and equipment) totaled $2.2 billion and $2.0 billion in the United States in 2001 and 2002 and $154 million and $220 million in other countries in 2001 and 2002.

NOTE 21    SUBSEQUENT EVENT

On July 11, 2002, Microsoft acquired Navision a/s as a result of the successful close of a tender offer. Microsoft purchased Navision’s shares for approximately $1.45 billion in stock and cash. Navision is a provider of integrated business software solutions for small and medium-sized companies. The purchase price allocation is currently being developed for this acquisition.

QUARTERLY INFORMATION

In millions, except per share amounts (Unaudited)

Quarter Ended	Sept. 30		Dec. 31	Mar. 31		June 30		Year

Fiscal 2000
Revenue	$5,384		$6,112	$5,656		$5,804		$22,956
Gross profit	4,672		5,356	4,904		5,022		19,954
Net income	2,191		2,436	2,385		2,409		9,421
Basic earnings per share	0.43		0.47	0.46		0.46		1.81
Diluted earnings per share	0.40		0.44	0.43		0.44		1.70

Fiscal 2001
Revenue	$5,766		$6,550	$6,403		$6,577		$25,296
Gross profit	4,941		5,686	5,504		5,710		21,841
Net income	2,206	(1)	2,624	2,451		65	(2)	7,346
Basic earnings per share	0.42	(1)	0.49	0.46		0.01		1.38
Diluted earnings per share	0.40	(1)	0.47	0.44		0.01		1.32

Fiscal 2002
Revenue	$6,126		$7,741	$7,245		$7,253		$28,365
Gross profit	5,242		6,197	5,850		5,885		23,174
Net income	1,283	(3)	2,283	2,738	(4)	1,525	(5)	7,829
Basic earnings per share	0.24		0.42	0.51		0.28		1.45
Diluted earnings per share	0.23		0.41	0.49		0.28		1.41

(1)	Includes an unfavorable cumulative effect of accounting change of $375 million or $0.07 per basic share and $0.06 per diluted share, reflecting the adoption of SFAS No. 133.
(2)	Includes $3.92 billion (pre-tax) in impairments of certain investments.
(3)	Includes $1.82 billion (pre-tax) in impairments of certain investments.
(4)	Includes $1.25 billion (pre-tax) gain on the sale of Expedia, Inc. and $1.19 billion (pre-tax) in impairments of certain investments.
(5)	Includes $1.19 billion (pre-tax) in impairments of certain investments.

38 / MSFT	2002 FORM 10-K

 Part II
Item 8, 9

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the Company) as of June 30, 2001 and 2002, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2002. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.
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
In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2001 and 2002, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2002 in conformity with accounting principles generally accepted in the United States of America.
As described in Note 2 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective July 1, 2000, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001.

/S/    DELOITTE & TOUCHE LLP
Deloitte & Touche LLP
Seattle, Washington
July 18, 2002

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS  ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

39 / MSFT	2002 FORM 10-K

 Part III
Item 10, 11, 12, 13

PART III

ITEM 10.    DIRECTORS OF THE REGISTRANT

Information with respect to Directors may be found under the caption “Election of Directors and Management Information” of the Company’s Proxy Statement for the Annual Meeting of Shareholders to be held November 5, 2002 (the “Proxy Statement”). Such information is incorporated herein by reference.

ITEM 11.    EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Information Regarding Executive Officer Compensation” and “Information Regarding the Board and its Committees” is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

EQUITY COMPENSATION PLAN INFORMATION

In Millions, Except Per Share Amounts

June 30, 2002	(a)	(b)	(c)
Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in column (a))

Equity compensation plans approved by security holders	802	$53.75	600

Equity compensation plans not approved by security holders	–	–	–

Total	802	$53.75	600

The information set forth under the caption “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” of the Proxy Statement is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The information set forth under the captions “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

40 / MSFT	2002 FORM 10-K

 Part IV
Item 14

PART IV

ITEM 14.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements and Schedules
The financial statements are set forth under Item 8 of this report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.
(b) Reports on Form 8-K
The Company filed no reports on Form 8-K during the quarter ended June 30, 2002.
(c) Exhibit Listing

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Microsoft Corporation (1)
3.2	Bylaws of Microsoft Corporation
10.1	Microsoft Corporation 2001 Stock Plan (2)
10.2	Microsoft Corporation 1991 Stock Option Plan (3)
10.3	Microsoft Corporation 1981 Stock Option Plan (4)
10.4	Microsoft Corporation 1999 Stock Option Plan for Non-Employee Directors (5)
10.5	Microsoft Corporation Stock Option Plan for Consultants and Advisors
10.6	Microsoft Corporation 1997 Employee Stock Purchase Plan (6)
10.7	Microsoft Corporation Savings Plus Plan (7)
10.8	Trust Agreement dated June 1, 1993 between Microsoft Corporation and First Interstate Bank of Washington
10.9	Form of Indemnification Agreement
10.10	Resignation Agreement between Richard Belluzzo and Microsoft Corporation
21.	Subsidiaries of Registrant
23.	Independent Auditors’ Consent
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1999.
(2)	Incorporated by reference to Registration Statement 333-52-852 on Form S-8.
(3)	Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1997.
(4)	Incorporated by reference to Registration Statement 33-37623 on Form S-8.
(5)	Incorporated by reference to Registration Statement 333-91755 on Form S-8.
(6)	Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 2001.
(7)	Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 2000.

41 / MSFT	2002 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on September 5, 2002.

MICROSOFT CORPORATION

By	/S/ JOHN G. CONNORS

John G. Connors
Senior Vice President; Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 5, 2002.

Signature	Title

/S/ WILLIAM H. GATES, III William H. Gates, III	Chairman of the Board of Directors and Chief Software Architect

/S/ STEVEN A. BALLMER Steven A. Ballmer	Chief Executive Officer

/S/ JAMES I. CASH, JR. James I. Cash, Jr.	Director

/S/ RAYMOND V. GILMARTIN Raymond V. Gilmartin	Director

/S/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director

/S/ DAVID F. MARQUARDT David F. Marquardt	Director

/S/ WM. G. REED, JR. Wm. G. Reed, Jr.	Director

/S/ JON A. SHIRLEY Jon A. Shirley	Director

/S/ JOHN G. CONNORS John G. Connors	Senior Vice President; Chief Financial Officer (Principal Financial and Accounting Officer)

CERTIFICATIONS

I, Steven A. Ballmer, certify that:

1. I have reviewed this annual report on Form 10-K of Microsoft Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 5, 2002

/S/    STEVEN A. BALLMER

Steven A. Ballmer
Chief Executive Officer

I, John G. Connors, certify that:

1. I have reviewed this annual report on Form 10-K of Microsoft Corporation;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report; and

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report.

Date: September 5, 2002

/S/    JOHN G. CONNORS

John G. Connors
Chief Financial Officer

42 / MSFT	2002 FORM 10-K

INDEX TO EXHIBITS

Exhibit Number	Description
3.1	Restated Articles of Incorporation of Microsoft Corporation (1)
3.2	Bylaws of Microsoft Corporation
10.1	Microsoft Corporation 2001 Stock Plan (2)
10.2	Microsoft Corporation 1991 Stock Option Plan (3)
10.3	Microsoft Corporation 1981 Stock Option Plan (4)
10.4	Microsoft Corporation 1999 Stock Option Plan for Non-Employee Directors (5)
10.5	Microsoft Corporation Stock Option Plan for Consultants and Advisors
10.6	Microsoft Corporation 1997 Employee Stock Purchase Plan (6)
10.7	Microsoft Corporation Savings Plus Plan (7)
10.8	Trust Agreement dated June 1, 1993 between Microsoft Corporation and First Interstate Bank of Washington
10.9	Form of Indemnification Agreement
10.10	Resignation Agreement between Richard Belluzzo and Microsoft Corporation
21.	Subsidiaries of Registrant
23.	Independent Auditors’ Consent
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1999.
(2)	Incorporated by reference to Registration Statement 333-52-852 on Form S-8.
(3)	Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 1997.
(4)	Incorporated by reference to Registration Statement 33-37623 on Form S-8.
(5)	Incorporated by reference to Registration Statement 333-91755 on Form S-8.
(6)	Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 2001.
(7)	Incorporated by reference to Annual Report on Form 10-K For The Fiscal Year Ended June 30, 2000.

2002 FORM 10-K