Form 10-Q
period 2002-09-30
MICROSOFT CORP
filed 2002-11-14
CIK 789019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2002

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of September 30, 2002 was 5,346,449,872.

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2002

Part I.    Financial Information

Item 1.    Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)

	Three Months Ended Sept. 30
	2001	2002
Revenue	$6,126	$7,746
Operating expenses:
Cost of revenue	884	1,199
Research and development	1,013	1,094
Sales and marketing	1,145	1,220
General and administrative	187	183

Total operating expenses	3,229	3,696

Operating income	2,897	4,050
Losses on equity investees and other	(30)	(22)
Investment income/(loss)	(980)	41

Income before income taxes	1,887	4,069
Provision for income taxes	604	1,343

Net income	$1,283	$2,726

Earnings per share:
Basic	$0.24	$0.51

Diluted	$0.23	$0.50

Weighted average shares outstanding:
Basic	5,398	5,369

Diluted	5,567	5,458

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)(Unaudited)

	June 30 2002 (1)	Sept. 30 2002
Assets
Current assets:
Cash and equivalents	$3,016	$5,338
Short-term investments	35,636	35,137

Total cash and short-term investments	38,652	40,475
Accounts receivable, net of allowance for doubtful accounts of $209 and $218	5,129	4,450
Inventories	673	959
Deferred income taxes	2,112	2,401
Other	2,010	1,758

Total current assets	48,576	50,043
Property and equipment, net	2,268	2,189
Equity and other investments	14,191	13,580
Goodwill	1,426	2,855
Intangible assets, net	243	642
Other long-term assets	942	926

Total assets	$67,646	$70,235

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,208	$1,189
Accrued compensation	1,145	851
Income taxes	2,022	3,307
Short-term unearned revenue	5,920	6,841
Other	2,449	1,569

Total current liabilities	12,744	13,757
Long-term unearned revenue	1,823	2,290
Deferred income taxes	398	152
Other long-term liabilities	501	520
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 12,000; issued and outstanding 5,359 and 5,346	31,647	33,013
Retained earnings, including accumulated other comprehensive income of $583 and $482	20,533	20,503

Total stockholders’ equity	52,180	53,516

Total liabilities and stockholders’ equity	$67,646	$70,235

(1)	June 30, 2002 balances were obtained from audited financial statements.

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)

	Three Months Ended Sept. 30
	2001	2002
Operations
Net income	$1,283	$2,726
Depreciation, amortization, and other noncash items	282	297
Net recognized losses on investments	1,517	475
Stock option income tax benefits	415	376
Deferred income taxes	(839)	(611)
Unearned revenue	2,069	4,093
Recognition of unearned revenue	(1,879)	(2,743)
Accounts receivable	69	751
Other current assets	(39)	(37)
Other long-term assets	122	28
Other current liabilities	434	797
Other long-term liabilities	(45)	20

Net cash from operations	3,389	6,172

Financing
Common stock issued	391	539
Common stock repurchased	(1,125)	(3,497)

Net cash used for financing	(734)	(2,958)

Investing
Additions to property and equipment	(150)	(160)
Acquisition of companies, net of cash acquired	—	(870)
Purchases of investments	(16,020)	(26,685)
Maturities of investments	861	3,230
Sales of investments	11,840	23,588

Net cash used for investing	(3,469)	(897)

Net change in cash and equivalents	(814)	2,317
Effect of exchange rates on cash and equivalents	5	5
Cash and equivalents, beginning of period	3,922	3,016

Cash and equivalents, end of period	$3,113	$5,338

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS
(In millions)(Unaudited)

	Three Months Ended Sept. 30
	2001	2002
Common stock and paid-in capital
Balance, beginning of period	$28,390	$31,647
Common stock issued	609	1,333
Common stock repurchased	(118)	(343)
Stock option income tax benefits	415	376

Balance, end of period	29,296	33,013

Retained earnings
Balance, beginning of period	18,899	20,533

Net income	1,283	2,726
Other comprehensive income:
Net gains/(losses) on derivative instruments	(51)	68
Net unrealized investment gains/(losses)	46	(164)
Translation adjustments and other	39	(5)

Comprehensive income	1,317	2,625
Common stock repurchased	(1,007)	(2,655)

Balance, end of period	19,209	20,503

Total stockholders’ equity	$48,505	$53,516

See accompanying notes.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS
(Unaudited)

Note 1 – Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrade/enhancements and new products; when the Company reaches technological feasibility for its products; the potential outcome of the future tax consequences of events that have been recognized in the Company’s financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from these estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 2002 Form 10-K. Certain reclassifications have been made for consistent presentation.

Note 2 – Inventories

The components of inventories were as follows:

(In millions)	June 30 2002	Sept. 30 2002
Finished goods	$505	$771
Raw materials and work in process	168	188

Inventories	$673	$959

Note 3 – Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

The components of basic and diluted earnings per share were as follows:

EARNINGS PER SHARE
(In millions, except earnings per share)

	Three Months Ended Sept. 30
	2001	2002
Net income available for common shareholders (A)	$1,283	$2,726

Weighted average outstanding shares of common stock (B)	5,398	5,369
Dilutive effect of employee stock options	169	89

Common stock and common stock equivalents (C)	5,567	5,458

Earnings per share:
Basic (A/B)	$0.24	$0.51

Diluted (A/C)	$0.23	$0.50

For the three months ended September 30, 2001 and 2002, 369 million and 555 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

Note 4 – Unearned Revenue

A portion of Microsoft’s revenue from Enterprise Agreements, Software Assurance, Upgrade Advantage and other volume licensing programs is earned ratably over the period of the license agreement. Also, revenue attributable to undelivered elements, including technical support and Internet browser technologies, is based on the average sales price of those elements when sold separately, and is recognized ratably on a straight-line basis over the product’s life cycle. The percentage of revenue recognized ratably for undelivered elements ranges from approximately 20% to 25% for Windows XP Home, approximately 10% to 15% for Windows XP Professional, and approximately 10% to 15% for desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three years for Windows operating systems and 18 months for desktop applications.

The components of unearned revenue were as follows:

(In millions)	June 30 2002	Sept. 30 2002
Volume licensing programs	$4,158	$5,558
Undelivered elements	2,830	2,849
Other	755	724

Unearned revenue	$7,743	$9,131

Unearned revenue by segment was as follows:

(In millions)	June 30 2002	Sept. 30 2002
Client	$3,023	$3,221
Server Platforms	1,595	2,050
Information Worker	2,757	3,485
Other segments	368	375

Unearned revenue	$7,743	$9,131

Of the $9.13 billion of unearned revenue at September 30, 2002, $2.52 billion is expected to be recognized in the second quarter of fiscal 2003, $1.85 billion in the third quarter of fiscal 2003, $1.46 billion in the fourth quarter of fiscal 2003, $1.01 billion in the first quarter of fiscal 2004, and $2.29 billion thereafter.

Note 5 – Stockholders’ Equity

The Company repurchases its common shares to provide shares for issuance to employees under stock option and stock purchase plans. During the first quarter of fiscal 2003, the Company repurchased 60.3 million shares of common stock for $3.0 billion, compared to 21.6 million shares of common stock for $1.1 billion in the comparable period of the prior year. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in Stockholders’ Equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

Note 6 – Investment Income/(Loss)

The components of investment income/(loss) are as follows:

	Three Months Ended Sept. 30
(In millions)	2001	2002
Dividends	$88	$90
Interest	449	426
Net recognized gains/(losses) on investments:
Net gains on the sales of investments	464	160
Other-than-temporary impairments	(1,824)	(434)
Net unrealized losses attributable to derivative instruments	(157)	(201)

Net recognized gains/(losses) on investments	(1,517)	(475)

Investment income/(loss)	$(980)	$41

In conjunction with the definitive agreement to combine AT&T Broadband with Comcast in a new company to be called AT&T Comcast Corporation, Microsoft has agreed to exchange its AT&T 5% convertible preferred debt for approximately 115 million shares of AT&T Comcast Corporation. It is expected that the transaction will close by November 30, 2002. While it is possible that Microsoft could incur a loss on this exchange transaction up to the carrying value of the AT&T debt securities, which was $3.04 billion at September 30, 2002, management believes that the ultimate loss, if any, will be significantly less. As management is unable to predict whether there will be a gain or loss on the exchange, no loss has been recorded related to this contingent exchange transaction as of September 30, 2002.

Note 7 – Contingencies

The Company is a defendant in U.S. v. Microsoft and New York v. Microsoft, companion lawsuits filed by the Antitrust Division of the U.S. Department of Justice (DOJ) and a group of eighteen state Attorneys General alleging violations of the Sherman Act and various state antitrust laws. After the trial, the District Court entered Findings of Fact and Conclusions of Law stating that Microsoft had violated Sections 1 and 2 of the Sherman Act and various state antitrust laws. A Judgment was entered on June 7, 2000 ordering, among other things, the breakup of Microsoft into two companies. The Judgment was stayed pending an appeal. On June 28, 2001, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part, reversed in part, and vacated the Judgment in its entirety and remanded the case to the District Court for a new trial on one Section 1 claim and for entry of a new judgment consistent with its ruling. In its ruling, the Court of Appeals substantially narrowed the bases of liability found by the District Court, but affirmed some of the District Court’s conclusions that Microsoft had violated Section 2. Microsoft entered into a settlement with the United States on November 2, 2001. Nine states (New York, Ohio, Illinois, Kentucky, Louisiana, Maryland, Michigan, North Carolina and Wisconsin) agreed to settle on substantially the same terms on November 6, 2001. On November 1, 2002, the Court approved the settlement as being in the public interest, conditioned upon the parties’ agreement to a modification to one provision related to the Court’s ongoing jurisdiction. Nine states and the District of Columbia continued to litigate the remedies phase of New York v. Microsoft. The non-settling states sought imposition of remedies that would have imposed much broader restrictions on Microsoft’s business than the settlement with the DOJ and nine other states. On November 1, 2002, the Court entered a Final Judgment in this part of the litigation that largely mirrored the settlement between Microsoft, the DOJ and the settling states, with a few modifications and a different regime for enforcing compliance. The Court declined to impose the much broader remedies sought by the non-settling states.

The European Commission has instituted proceedings in which it alleges that Microsoft has failed to disclose information that Microsoft competitors claim they need to interoperate fully with Windows 2000 clients and servers and has engaged in discriminatory licensing of such technology, as well as improper bundling of multimedia playback technology in the Windows operating system. The remedies sought, though not fully defined, include mandatory disclosure of Microsoft Windows operating system technology and imposition of fines. The Company denies the European Commission’s allegations and intends to contest the proceedings vigorously. In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from Microsoft concerning competition, privacy and security issues.

A large number of overcharge class action lawsuits have been initiated against Microsoft in various state and Federal courts. The Federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that Microsoft has competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications and seek to recover alleged overcharges that the complaints contend Microsoft charged for these products. Microsoft believes the claims are without merit and is vigorously defending the cases. To date, Microsoft has won dismissals of all claims for damages by indirect purchasers under Federal law and in 17 separate state court proceedings, of which seven have been affirmed and one has been reversed. Claims on behalf of foreign purchasers have also been dismissed. Appeals of several of these rulings are still pending. No trials or other proceedings have been held concerning any liability issues. Courts in several states have ruled that these cases may proceed as class actions, while two courts have denied class certification status to the claims in that state proceeding and another has ruled that no class action is available for claims in that state. In fiscal 2002, the Company recorded a contingent liability of approximately $660 million representing management’s estimate of the costs of resolving the contingency. Management’s contingent liability estimate is based upon a proposed settlement between Microsoft and lead counsel for the Federal plaintiffs. While the proposed settlement was not approved by the District Court, management believes that the proposal represents the best estimate of the costs of resolving the contingency based on currently available information. The Company intends to continue vigorously defending these lawsuits.

Netscape Communications Inc., a subsidiary of AOL-Time Warner Inc., filed suit against Microsoft on January 22, 2002 in U.S. District Court for the District of Columbia, alleging violations of antitrust and unfair competition laws and other tort claims relating to Netscape and its Navigator browser. The complaint includes claims of unlawful monopolization or attempted monopolization of alleged markets for operating systems and Web browsers, illegal tying of operating systems and browsers, and tortuous interference with Netscape’s business relations. Netscape seeks injunctive relief and unquantified treble damages. Microsoft denies these allegations and will vigorously defend this action. The case has been transferred for pretrial purposes to the District Court in Baltimore, Maryland and is being coordinated with the overcharge class actions described above.

Be Incorporated, a former software development company whose assets were acquired by Palm, Inc. in August 2001, filed suit against Microsoft on February 18, 2002 in the U.S. District Court for Northern California, alleging violations of Federal and state antitrust and unfair competition laws and other tort claims. Be alleges that Microsoft’s license agreements with computer manufacturers, pricing policies, and business practices interfered with Be’s relationships with computer manufacturers and discouraged them from adopting Be’s own operating system for their products. Be is seeking unquantified treble and punitive damages for its alleged injuries along with its fees and costs. The Company denies these allegations and will vigorously defend this action. The case has been transferred for pretrial purposes to the U.S. District Court in Baltimore, Maryland and is being coordinated with the overcharge class actions described above.

On March 8, 2002, Sun Microsystems, Inc. filed suit against Microsoft alleging violations of Federal and state antitrust and unfair competition laws as well as claims under the Federal Copyright Act. Sun seeks injunctive relief and unspecified treble damages along with its fees and costs. Microsoft denies these allegations and will vigorously defend this action. The case has been transferred for pretrial purposes to the U.S. District Court in Baltimore, Maryland and is being coordinated with the overcharge class actions described above.

Microsoft is the defendant in more than 20 patent infringement cases. Several of these cases are approaching trial. The case of University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, is likely to go to trial in spring 2003; the trial of Reiffin v. Microsoft, filed in the U.S. District Court for the Northern District of California on January 23, 1998, could take place in fall 2003 if the Company’s motion seeking dismissal of the case is denied; and the trial of InterTrust v. Microsoft, filed in the U.S. District Court for Northern California on April 26, 2001, is anticipated in 2004 if the case is not dismissed prior to that date. In each of these cases the accused product is Windows (sometimes including Office). The plaintiffs have not consistently detailed their damage claims, but in each case if the plaintiff was successful significant damages may be awarded as well as injunctive relief that could impact distribution of Windows or Office. Adverse decisions in some or all of the other pending cases may also result in significant monetary damages or injunctive relief against the Company.

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business.

While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on the Company’s financial position or its results of operations, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and the results of operations for the period in which the outcome occurs.

Note 8 – Acquisitions

During the quarter ended September 30, 2002, Microsoft acquired all of the outstanding equity interests of Navision a/s and Rare Ltd. Navision, headquartered near Copenhagen, Denmark, is a provider of integrated business solutions software for small and mid-sized businesses in the European market and will play a key role in the future development of the Business Solutions segment. Microsoft acquired Navision on July 12, 2002 for $1.45 billion consisting primarily of $660 million in cash and the issuance of 14.5 million common shares of Microsoft stock. Rare is a video game developer located outside Leicestershire, England, that is expected to broaden the portfolio of games available for the Xbox video game system. Rare was acquired on September 24, 2002 for $375 million in cash. Allocations of the purchase price for both acquisitions are in progress and expected to be finalized upon the completion of valuations and resolution of certain estimates made upon closing. Navision and Rare have been consolidated with Microsoft since their respective acquisition dates. Neither acquisition, individually or in the aggregate, is material to Microsoft’s results of operations.

Note 9 – Segment Information

(In millions)

Three Months Ended Sept. 30	Revenue	Operating Income/(Loss)
2001
Client	$2,076	$1,708
Server Platforms	1,330	350
Information Worker	1,932	1,476
Business Solutions	74	(39)
MSN	431	(199)
CE/Mobility	14	(48)
Home and Entertainment	236	(68)
Reconciling Amounts	33	(283)

Consolidated	$6,126	$2,897

2002
Client	$2,892	$2,482
Server Platforms	1,523	519
Information Worker	2,385	1,879
Business Solutions	107	(68)
MSN	531	(97)
CE/Mobility	17	(33)
Home and Entertainment	505	(177)
Reconciling Amounts	(214)	(455)

Consolidated	$7,746	$4,050

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements (P&Ls) prepared on a basis not consistent with U.S. GAAP. Assets are not allocated to segments for internal reporting presentations.

On July 1, 2002, Microsoft revised its segments. These changes are designed to promote better alignment of strategies and objectives between development, sales, marketing, and services organizations; provide for more timely and rational allocation of development, sales, and marketing resources within businesses; and focus long-term planning efforts on key objectives and initiatives. Microsoft’s seven new segments are: Client; Server Platforms; Information Worker; Business Solutions; MSN; CE/Mobility; and Home and Entertainment.

The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Due to the integrated nature of Microsoft’s distribution channels, customer focused sales and marketing resources, and shared development efforts, these segments are not designed to measure operating income or loss directly related to the products included in each segment. For example, significant development costs included in one segment may also be related to products in other segments. In addition sales and channel distribution resources in one segment may be focused on customers who purchase products included in other segments. Also, marketing costs included in one segment benefit products in other segments. Inter-segment cost commissions are estimated by management and used to compensate or charge each segment for such shared costs, and incent shared efforts. Management will continually evaluate the alignment of development, sales organizations, and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

The Client segment includes revenue and operating expenses associated with Windows XP Professional and Home, Windows 2000 Professional, Windows NT Workstation, Windows Me, Windows 98, and embedded systems. Server Platforms segment consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, Systems Management Server, Windows Terminal Server, and Small Business Server. It also includes BackOffice/Core CALs, developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Information Worker segment includes revenue from Microsoft Office, Microsoft Project, Visio, other standalone information worker applications, SharePoint Portal Server and CALs, and professional product support services. Business Solutions includes Microsoft Great Plains; bCentral; and the newly-acquired Navision. MSN includes MSN Subscription and MSN Network services. CE/Mobility includes Pocket PC, Handheld PC, other Mobility, and CE operating systems. Home and Entertainment includes Xbox video game system; PC games; consumer software and hardware; and TV platform.

Reconciling amounts include adjustments to state revenue and operating income in accordance with U.S. GAAP and corporate level expenses not specifically attributed to any one segment. For revenue, reconciling items include certain undelivered elements of unearned revenue and the treatment of certain channel inventory estimates and rebates. Reconciling items for operating income/(loss) include general and administrative expenses ($187 million in 2001 and $183 million in 2002), broad-based research and development expenses ($45 million in 2001 and $55 million in 2002), and certain corporate level sales and marketing costs ($110 million in 2001 and $120 million in 2002). The internal segment operating income or loss also includes non-GAAP accelerated methods of depreciation and amortization. Additionally, losses on equity investees and minority interest are classified in operating income for internal reporting presentations.

The revenue amounts discussed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this Form 10-Q differ from those reported in this Segment Information footnote because reconciling items have been allocated to those segments for purposes of MD&A. The revenue figures in this footnote represent amounts reported internally for management reporting, while the revenue figures in the MD&A reflect revenue recognized in accordance with U.S. GAAP.

The following table presents the Company’s revenue, determined in accordance with U.S. GAAP, relating to each segment:

	Three Months Ended Sept. 30
(In millions)	2001	2002
Client	$2,098	$2,813
Server Platforms	1,435	1,625
Information Worker	1,808	2,273
Business Solutions	74	106
MSN	348	427
CE/Mobility	14	17
Home and Entertainment	267	485
Other (1)	82	—

Consolidated	$6,126	$7,746

(1)	Represents revenue from Microsoft’s majority ownership of Expedia, Inc., which was sold in February 2002.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the first quarter of fiscal year 2003 was $7.75 billion, an increase of 26% over the first quarter of fiscal year 2002. The revenue growth was driven primarily by strong multi-year licensing prior to the Company’s transition to its new multi-year licensing program (Licensing 6.0), strong OEM licensing of Microsoft Windows XP Home and Professional operating systems, sales of the Microsoft Xbox video game system, and new OEM licensing arrangements. Prior to the July 31, 2002 transition date to Licensing 6.0, the Company experienced a significant growth in multi-year licensing arrangements as customers enrolled in the Company’s maintenance programs, including Upgrade Advantage and Software Assurance. In addition, the Company completed its transition to new OEM licensing terms under which OEMs are billed upon their acquisition of Certificates of Authenticity (COAs) rather than upon the shipment of PCs to their customers. This transition resulted in revenue related to COA inventory accumulation at OEMs.

Product Revenue

Microsoft revised its segments for fiscal year 2003. Microsoft’s seven segments are: Client; Server Platforms; Information Worker; Business Solutions; MSN; CE/Mobility; and Home and Entertainment.

Client includes revenue from Windows XP Professional and Home, Windows 2000 Professional, Windows NT Workstation, Windows Me, Windows 98, and embedded systems. Client revenue was $2.81 billion in the first quarter, representing 34% growth from the first quarter of the prior year. The quarterly revenue growth reflected a continued mix shift to the higher priced Windows XP Professional operating system and strong multi-year licensing. In addition, the Company completed its transition to new licensing terms under which OEMs are billed for products when COAs are acquired rather than upon PC shipment, resulting in an increase in revenue related to inventory accumulation. This growth was also influenced by an increase in reported PC shipments compared to the first quarter of fiscal 2002.

Server Platforms consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, Systems Management Server, Windows Terminal Server, and Small Business Server. It also includes BackOffice/Core CALs, developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Server Platforms revenue grew 13% to $1.63 billion in the first quarter, driven overall by an increase in Windows-based server shipments, strong multi-year licensing, and continued deployment of the Company’s host of .NET Enterprise Servers. Server revenue including CALs grew 16% from the prior year’s first quarter led by Windows Server license growth from OEM shipments, growth in the U.S., multi-year licenses, and robust SQL Server revenue, which was also driven by an increase in multi-year licensing. Consulting and Premier product support services were up 8% compared to the prior year’s comparable quarter. Revenue from developer tools grew 21% reflecting strength from MSDN subscription new multi-year licensing. Training, certification, Microsoft Press and other services declined 18% from the September quarter of fiscal 2002, as a result of lower volumes of training certifications and a weak computer book market.

Information Worker includes revenue from Microsoft Office, Microsoft Project, Visio, other standalone information worker applications, SharePoint Portal Server and CALs, and professional product support services. Revenue from Information Worker was $2.27 billion in the September quarter of fiscal 2003, increasing 26% from the prior year’s September quarter. Office revenue growth was due to the pro-rata recognition of revenue from a large increase in multi-year licenses signed prior to the transition to the Company’s Licensing 6.0 programs, strong growth in OEM system builder’s attach rates, and successful Office student license sales. Additionally, Microsoft Project revenue growth was in excess of 40% led by the recent launch of the product’s newest version.

Business Solutions includes Microsoft Great Plains; bCentral; and the newly-acquired Navision. Business Solutions revenue for the first quarter was $106 million compared to $74 million in the prior year’s first quarter. The acquisition of Navision at the beginning of the quarter resulted in the majority of the increase from the prior year.

MSN includes MSN Subscription and MSN Network services. MSN revenue totaled $427 million in the first quarter compared to $348 million in the prior year quarter. MSN Subscription revenue growth reflects an increase in both the subscriber base and average revenue per subscriber due to a reduction in promotional subscriber programs. MSN Network services grew strongly as a result of performance-based advertising.

CE/Mobility includes Pocket PC, Handheld PC, other Mobility, and CE operating systems. First quarter revenue totaled $17 million, compared to $14 million in the prior year’s first quarter. The increase was driven by increased Pocket PC shipments and market acceptance of Windows CE, offset by declines in revenue from Handheld PCs and Windows CE for game consoles.

Home and Entertainment includes Xbox video game system; PC games; consumer software and hardware; and TV platform. Home and Entertainment revenue was $485 million in the first quarter of fiscal 2003, increasing from $267 million in the prior year’s September quarter. The increase was driven by Xbox video game system and related game sales which had not yet launched in the prior year quarter. Revenue from consumer hardware and software and PC games declined slightly compared to a year ago.

Distribution Channels

Microsoft distributes its products primarily through OEM licenses, organizational licenses, online services and products, and retail packaged products. These distribution channels are aligned geographically with the exception of OEM customers which are generally managed centrally.

The Company’s three major geographic sales and marketing organizations are the Americas Region, the Europe, Middle East, and Africa Region, and the Japan and Asia-Pacific Region. For fiscal year 2003, Microsoft reorganized the alignment of countries located in the South Pacific to be included as part of the Japan and Asia-Pacific region. Prior year geographic revenue has been adjusted to conform to the current presentation. Sales of organizational licenses and retail packaged products via these channels are primarily to and through distributors and resellers.

OEM channel revenue represents license fees from original equipment manufacturers who pre-install Microsoft products, primarily on PCs. OEM revenue for the first quarter was $2.65 billion, up 34% from $1.98 billion in the comparable quarter of fiscal 2002. This growth reflects a modest increase in PC shipments compared to the prior year, a strong increase in the mix of the higher priced Windows XP Professional licenses, the completion of our transition to licensing terms under which OEMs are billed for products when acquired rather than upon shipment of PCs which resulted in revenue related to accumulated inventory, and strength in Office and Server licensing.

Americas Region revenue in the September quarter was $2.73 billion, an increase of 17% compared to $2.35 billion in the prior year’s September quarter. Revenue from the United States was the primary driver of the region’s revenue growth. The growth was the result of Xbox sales and strong organizational licensing of Client, Information Worker, and Server products. The Americas region revenue growth was partially offset by the absence of revenue from Expedia, Inc. in the first quarter of fiscal 2003.

Europe, Middle East, and Africa Region revenue was $1.50 billion, increasing 36% from the $1.11 billion reported in the first quarter of the prior year. The majority of the growth was a result of strong organizational licensing agreements in the first quarter of fiscal 2003. Revenue from Office licensing accounted for over 40% of the overall growth in the region. Server and server applications, Windows XP Home and Professional operating systems, and Xbox sales also contributed to the revenue growth. Growth was aided by favorable foreign exchange rates compared to the prior year’s first quarter exchange rates. Had foreign exchange rates been constant with those of the first quarter of 2002, revenue in the region would have increased 25% instead of increasing 36%, excluding any effects of hedging gains and losses.

Japan and Asia-Pacific Region revenue increased 24% to $860 million from $692 million in the September quarter of the prior year. The region’s revenue increase was driven by the sales of localized versions of Microsoft Office XP, particularly in Japan. Had foreign exchange rates been constant with those of the first quarter of 2002, revenue in the region would have increased 22% instead of increasing 24%, excluding any effects of hedging gains and losses.

Translated international revenue is affected by foreign exchange rates. The net impact of foreign exchange rates on revenue was positive in the September quarter compared to a year ago, primarily due to a stronger Euro and Japanese yen versus the U.S. dollar. Had the rates from the prior year’s comparable quarter been in effect in the first quarter of fiscal 2003, translated international revenue billed in local currencies would have been approximately $135 million lower. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses

Cost of revenue was $1.20 billion, or 15.5% of revenue, in the first quarter, compared to $884 million, or 14.4% of revenue, in the first quarter of the prior year. The cost of sales for Xbox video game console drove the majority of the increase, both in absolute dollars, as well as percentage of revenue, offset by higher licensing revenue and lower relative MSN support and product support costs.

Research and development expenses in the first quarter of fiscal 2003 were $1.09 billion, 14.1% of revenue, an increase of 8% over the first quarter of the prior year. The increase was primarily due to headcount-related, product development, and purchased software code costs associated with Xbox consoles and games, Tablet PC, and products in the Server Platform and Business Solutions segments.

Sales and marketing expenses were $1.22 billion in the September quarter, or 15.7% of revenue, compared to $1.15 billion in the September quarter of the prior year, or 18.7% of revenue. Sales and marketing costs associated with Xbox and headcount-related expenses were the primary drivers of the increase in sales and marketing expenses over the prior period. Sales and marketing expenses as a percentage of revenue decreased reflecting higher marketing costs associated with Windows XP and Office XP launches in the prior year and higher current period revenue due to changes in licensing, partially offset by higher headcount-related costs.

Non-operating Items, Investment Income/(Loss), and Income Taxes

Losses on equity investees and other incorporates Microsoft’s share of income or loss from equity method investments and income or loss attributable to minority interests. Losses on equity investees and other declined to $22 million in the first quarter of fiscal 2003, compared to $30 million in the comparable quarter of fiscal 2002, led by the continuation of effects from fiscal year 2002 divestitures of such investments.

The components of investment income/(loss) are as follows:

	Three Months Ended Sept. 30
(In millions)	2001	2002
Dividends	$88	$90
Interest	449	426
Net recognized gains/(losses) on investments:
Net gains on the sales of investments	464	160
Other-than-temporary impairments	(1,824)	(434)
Net unrealized losses attributable to derivative instruments	(157)	(201)

Net recognized gains/(losses) on investments	(1,517)	(475)

Investment income/(loss)	$(980)	$41

In conjunction with the definitive agreement to combine AT&T Broadband with Comcast in a new company to be called AT&T Comcast Corporation, Microsoft has agreed to exchange its AT&T 5% convertible preferred debt for approximately 115 million shares of AT&T Comcast Corporation. It is expected that the transaction will close by November 30, 2002. While it is possible that Microsoft could incur a loss on this exchange transaction up to the carrying value of the AT&T debt securities, which was $3.04 billion at September 30, 2002, management believes that the ultimate loss, if any, will be significantly less. As management is unable to predict whether there will be a gain or loss on the exchange, no loss has been recorded related to this contingent exchange transaction as of September 30, 2002.

The effective tax rate for fiscal 2003 is estimated to be 33%. The effective tax rate for fiscal 2002 was 32%. The increase in the Company’s estimated effective income tax rate results primarily from increased U.S. income.

Financial Condition

Cash and short-term investments totaled $40.48 billion as of September 30, 2002. Cash flow from operations was $6.17 billion in the September quarter of fiscal 2003, compared to $3.39 billion in the comparable quarter of the prior year. The increase reflects strong growth in operating income, unearned revenue, and collections of accounts receivable. Cash used for financing was $2.96 billion in the first quarter of fiscal 2003, an increase of $2.22 billion from the prior year reflecting an increase in stock repurchases. The Company repurchased 60.3 million shares of common stock under its share repurchase program in the first quarter, compared to 21.6 million shares repurchased in the prior year. Cash used for investing was $897 million in the September quarter, a decrease of $2.57 billion from the prior year.

Microsoft has no material long-term debt. Stockholders’ equity at September 30, 2002 was $53.52 billion. Microsoft will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $97 million on September 30, 2002. The Company has not engaged in any transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

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

Critical Accounting Policies

Microsoft’s financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Microsoft include revenue recognition, impairment of investment securities, accounting for research and development costs, accounting for legal contingencies, and accounting for income taxes.

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

Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. This determination requires significant judgment. In making this judgment, Microsoft evaluates, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow; and the Company’s intent and ability to hold the investment.

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value for each reporting unit.

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

Issues and Uncertainties

This Quarterly Report contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below, which, among others, should be considered in evaluating the Company’s financial outlook.

Intellectual Property Rights.    Microsoft defends its intellectual property rights, but unlicensed copying and use of software and intellectual property rights represents a loss of revenue to the Company. While this adversely affects U.S. revenue, it also impacts revenue from outside the United States, particularly in countries where laws are less protective of intellectual property rights. Throughout the world, Microsoft actively educates consumers on the benefits of licensing genuine products and educates lawmakers on the advantages of a business climate where intellectual property rights are protected. However, continued efforts may not affect revenue positively and further deterioration in compliance with existing legal protections or reductions in the legal protection for intellectual property rights of software developers could adversely affect revenue.

From time to time Microsoft receives notices from others claiming Microsoft infringes their intellectual property rights. The number of these claims is expected to grow. Responding to these claims may require Microsoft to enter into royalty and licensing agreements on unfavorable terms, require Microsoft to stop selling or to redesign affected products, or to pay damages or to satisfy indemnification commitments with the Company’s customers.

In the past, Microsoft has made significant expenditures to acquire the use of technology and intellectual property rights, including via cross-licenses of broad patent portfolios, and expects to continue doing so in the future.

New Products and Services.    The Company has made significant investments in research, development and marketing for new products, services and technologies, including Microsoft .NET, Xbox, business applications, MSN, mobile and wireless technologies, and television. Significant revenue from these investments may not be achieved for a number of years, if at all. Moreover, these products and services may never be profitable, and even if they are profitable, operating margins for these businesses are not expected to be as high as the margins historically experienced by Microsoft.

Litigation.    As discussed in Note 7—Contingencies of the Notes to Financial Statements, the Company is subject to a variety of claims and lawsuits. While the Company believes that none of the litigation matters in which the Company is currently involved will have a material adverse impact on the Company’s financial position or results of operations, it is possible that one or more of these matters could be resolved in a manner that would ultimately have a material adverse impact on the business of the Company, and could negatively impact its revenues and operating margins.

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

Declines in Demand for Software.    If overall market demand for PCs, servers and other computing devices declines significantly, or consumer and corporate spending for such products declines, Microsoft’s revenue growth will be adversely affected. Additionally, the Company’s revenues would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products if such new offerings are not perceived to add significant new functionality or other value to prospective purchasers.

Product Development Schedule.    The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products could adversely affect the Company’s revenues.

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

Other Potential Tax Liabilities.    Microsoft is subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining the Company’s worldwide provision for income taxes. In the ordinary course of the Company’s business, there are many transactions and calculations where the ultimate tax determination is uncertain. Microsoft is regularly under audit by tax authorities. For example, the Company’s inter-company transfer prices are currently being reviewed by the IRS and by foreign tax jurisdictions and will likely be subject to additional audits in the future. Although the Company believes its tax estimates are reasonable, there is no assurance that the final determination of tax audits and litigation will not be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, there could be a material effect on the Company’s income tax provision and net income in the period or periods for which that determination is made.

Other.    Other factors may include: warranty and other claims on hardware products such as Xbox; the affects of the Consent Decree in United States v. Microsoft and Final Judgment in State of New York, et al v. Microsoft on the Windows operating system and server business, including those associated with protocol and other disclosures required by the Decree and Final Judgment and the ability of PC manufacturers to hide end user access to certain new Windows features; the ability to have access to MSN service distribution channels controlled by third parties; disruptions in hardware product assembly and distribution that may arise from shipping interruptions or slowdowns at west coast U.S. ports; trade sanctions or changes to U.S. tax law resulting from the World Trade Organization decision with respect to the extraterritorial income provisions of U.S. tax law; and financial market volatility or other changes affecting the value of our investments, such as the AT&T securities held by Microsoft, that may result in a reduction in carrying value and recognition of losses including impairment charge.

Item 3.    Quantitative and Qualitative Disclosures About Market Risk

The Company is exposed to foreign currency, interest rate, and fixed income and equity price risks. A portion of these risks is hedged, but fluctuations could impact the Company’s results of operations and financial position. The Company hedges a portion of anticipated revenue and accounts receivable exposure to foreign currency fluctuations, primarily with option contracts. The Company monitors its foreign currency exposures daily to maximize the overall effectiveness of its foreign currency hedge positions. Principal currencies hedged include the Euro, Japanese yen, British pound, and Canadian dollar. Fixed income securities are subject to interest rate risk. The portfolio is diversified and structured to minimize credit risk. The Company routinely uses options to hedge a portion of its exposure to interest rate risk in the event of a catastrophic increase in interest rates. Securities held in the Company’s equity and other investments portfolio are subject to price risk, and are generally not hedged. However, the Company uses options to hedge its price risk on certain highly volatile equity securities that are held primarily for strategic purposes.

The Company uses a value-at-risk (VAR) model to estimate and quantify its market risks. VAR is the expected loss, for a given confidence level, in fair value of the Company’s portfolio due to adverse market movements over a defined time horizon. The VAR model is not intended to represent actual losses in fair value, but is used as a risk estimation and management tool. The model used for currencies and equities is geometric Brownian motion, which allows incorporation of optionality with regard to these risk exposures. For interest rate risks, the mean reverting geometric Brownian motion is used to reflect the principle that fixed-income securities prices revert to maturity value over time.

Value-at-risk is calculated by, first, simulating 10,000 market price paths over 20 days for equities, interest rates and foreign exchange rates, taking into account historical correlations among the different rates and prices. Each resulting unique set of equities prices, interest rates, and foreign exchange rates is applied to substantially all individual holdings to re-price each holding. The 250th worst performance (out of 10,000) represents the value-at-risk over 20 days at the 97.5th percentile confidence level. Several risk factors are not captured in the model, including liquidity risk, operational risk, credit risk, and legal risk.

Certain securities in the Company’s equity portfolio are held for strategic purposes. The Company hedges the value of a portion of these securities through the use of derivative contracts such as collars. The Company also holds equity securities for general investment return purposes. The Company has incurred material impairment charges related to these securities. The VAR amounts disclosed below are used as a risk management tool and reflect an estimate of potential reductions in fair value of the Company’s portfolio. Losses in fair value over a 20-day holding period can exceed the reported VAR by significant amounts and can also accumulate over a longer time horizon than the 20-day holding period used in the VAR analysis. VAR amounts are not necessarily reflective of potential accounting losses, including determinations of other-than-temporary losses in fair value in accordance with U.S. GAAP.

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

The following table sets forth the VAR calculations for substantially all of the Company’s positions:

(In millions) Risk Categories	June 30, 2002	Sept. 30, 2002	Three Months Ended Sept. 30, 2002
			Average	High	Low
Interest Rates	$472	$536	$528	$556	$493
Currency Rates	310	162	201	333	44
Equity Prices	602	545	560	597	523

The total VAR for the combined risk categories is $908 million at June 30, 2002 and $878 million at September 30, 2002. The total VAR is 34% less at June 30, 2002 and 29% less at September, 30 2002 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks. The reasons for the change in VAR in the portfolios of each reporting period include: smaller equity and other investments portfolio size over the period, lower foreign exchange exposure due to a lower market volatility, and asset allocation shifts.

Item 4.    Controls and Procedures

Under the supervision and with the participation of the Company’s management, including the Company’s Chief Executive Officer and Chief Financial Officer, the Company has evaluated the effectiveness of the design and operation of its disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) within 90 days of the filing date of this quarterly report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no significant changes in the Company’s internal controls or in other factors that could significantly affect internal controls subsequent to the date of their evaluation.

Part II.    Other Information

Item 1.    Legal Proceedings

See notes to financial statements.

Item 6.    Exhibits and Reports on Form 8-K

(A)  EXHIBITS

99.1	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	Certification Pursuant to the 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)  REPORTS ON FORM 8-K

The Company filed two reports on Form 8-K during the quarter ended September 30, 2002, both on September 6, 2002. One Form 8-K was for the purpose of filing the statements under oath of the principal executive officer and the principal financial officer regarding facts and circumstances relating to Exchange Act filings required by Order 4-460. The other Form 8-K was for the purpose of filing Microsoft Corporation’s consolidated balance sheets as of June 30, 2001 and 2002, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2002 formatted in XBRL (Extensible Business Reporting Language).

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Microsoft Corporation

Date: November 14, 2002	By:	/s/ JOHN G. CONNORS
John G. Connors Senior Vice President; Chief Financial Officer (Principal Financial and Accounting Officer and Duly Authorized Officer)

Certifications

I, Steven A. Ballmer, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Microsoft Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/    STEVEN A. BALLMER

Steven A. Ballmer
Chief Executive Officer

I, John G. Connors, certify that:

1. I have reviewed this quarterly report on Form 10-Q of Microsoft Corporation;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant’s other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

b) evaluated the effectiveness of the registrant’s disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the “Evaluation Date”); and

c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant’s other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant’s auditors and the audit committee of registrant’s board of directors (or persons performing the equivalent function):

a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant’s ability to record, process, summarize and report financial data and have identified for the registrant’s auditors any material weaknesses in internal controls; and

b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant’s internal controls; and

6. The registrant’s other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date:  November 14, 2002

/s/    JOHN G. CONNORS

John G. Connors
Chief Financial Officer