Form 10-Q
period 2002-12-31
MICROSOFT CORP
filed 2003-01-31
CIK 789019

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
WASHINGTON, D.C. 20549

FORM 10-Q

☒  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2002

OR

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.  Yes  ☒    No  ☐

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Exchange Act).  Yes  ☒    No  ☐

The number of shares outstanding of the registrant’s common stock as of December 31, 2002 was 5,350,692,651.

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2002

INDEX

Part I.    Financial Information

Part I.    Financial Information

Item 1.    Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS
(In millions, except earnings per share)(Unaudited)

	Three Months Ended Dec. 31		Six Months Ended Dec. 31
	2001	2002	2001	2002

Revenue	$7,741	$8,541	$13,867	$16,287
Operating expenses:
Cost of revenue	1,544	2,034	2,428	3,233
Research and development	1,044	1,118	2,057	2,212
Sales and marketing	1,479	1,703	2,624	2,923
General and administrative	833	427	1,020	610

Total operating expenses	4,900	5,282	8,129	8,978

Operating income	2,841	3,259	5,738	7,309
Losses on equity investees and other	(37)	(12)	(67)	(34)
Investment income/(loss)	553	375	(427)	416

Income before income taxes	3,357	3,622	5,244	7,691
Provision for income taxes	1,074	1,070	1,678	2,413

Net income	$2,283	$2,552	$3,566	$5,278

Earnings per share:
Basic	$0.42	$0.48	$0.66	$0.99

Diluted	$0.41	$0.47	$0.64	$0.97

Weighted average shares outstanding:
Basic	5,395	5,351	5,396	5,356

Diluted	5,556	5,441	5,561	5,445

Pro Forma Earnings per share (1):
Basic	$0.21	$0.24	$0.33	$0.49

Diluted	$0.21	$0.23	$0.32	$0.48

(1)
Proforma earnings per share for the three and six months ended December 31, 2001 and 2002 have been presented to reflect a two-for-one stock split approved on January 16, 2003, payable to shareholders of record on January 27, 2003.

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS
(In millions)(Unaudited)

	June 30	Dec. 31
	2002(1)	2002

Assets
Current assets:
Cash and equivalents	$3,016	$5,552
Short-term investments	35,636	37,872

Total cash and short-term investments	38,652	43,424
Accounts receivable, net of allowance for doubtful accounts of $209 and $254	5,129	4,894
Inventories	673	650
Deferred income taxes	2,112	2,347
Other	2,010	1,616

Total current assets	48,576	52,931
Property and equipment, net	2,268	2,257
Equity and other investments	14,191	12,647
Goodwill	1,426	2,757
Intangible assets, net	243	607
Deferred income taxes	-	265
Other long-term assets	942	895

Total assets	$67,646	$72,359

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,208	$1,342
Accrued compensation	1,145	1,060
Income taxes	2,022	2,954
Short-term unearned revenue	5,920	6,810
Other	2,449	1,451

Total current liabilities	12,744	13,617
Long-term unearned revenue	1,823	2,026
Deferred income taxes	398	-
Other long-term liabilities	501	904
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital - shares authorized 12,000; outstanding 5,359 and 5,351	31,647	33,605
Retained earnings, including accumulated other comprehensive income of $583 and $520	20,533	22,207

Total stockholders’ equity	52,180	55,812

Total liabilities and stockholders’ equity	$67,646	$72,359

(1)	June 30, 2002 balances were obtained from audited financial statements.

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS
(In millions)(Unaudited)

	Six Months Ended Dec. 31
	2001	2002

Operations
Net income	$3,566	$5,278
Depreciation, amortization, and other noncash items	577	592
Net recognized losses on investments	1,462	615
Stock option income tax benefits	751	672
Deferred income taxes	(861)	(852)
Unearned revenue	4,790	6,593
Recognition of unearned revenue	(3,828)	(5,538)
Accounts receivable	(1,399)	402
Other current assets	97	367
Other long-term assets	(25)	(22)
Other current liabilities	1,602	422
Other long-term liabilities	222	410

Net cash from operations	6,954	8,939

Financing
Common stock issued	786	904
Common stock repurchased	(1,266)	(4,433)

Net cash used for financing	(480)	(3,529)

Investing
Additions to property and equipment	(322)	(436)
Acquisition of companies, net of cash acquired	-	(879)
Purchases of investments	(32,439)	(46,091)
Maturities of investments	2,290	6,532
Sales of investments	25,322	37,958

Net cash used for investing	(5,149)	(2,916)

Net change in cash and equivalents	1,325	2,494
Effect of exchange rates on cash and equivalents	9	42
Cash and equivalents, beginning of period	3,922	3,016

Cash and equivalents, end of period	$5,256	$5,552

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS
(In millions)(Unaudited)

	Three Months Ended Dec. 31		Six Months Ended Dec. 31
	2001	2002	2001	2002

Common stock and paid-in capital
Balance, beginning of period	$29,296	$33,013	$28,390	$31,647
Common stock issued	432	410	1,041	1,743
Common stock repurchased	(23)	(114)	(141)	(457)
Stock option income tax benefits	336	296	751	672
Other, net	134	-	134	-

Balance, end of period	30,175	33,605	30,175	33,605

Retained earnings
Balance, beginning of period	19,209	20,503	18,899	20,533

Net income	2,283	2,552	3,566	5,278
Other comprehensive income:
Net gains/(losses) on derivative instruments	8	(22)	(43)	46
Net unrealized investments gains/(losses)	105	24	151	(140)
Translation adjustments and other	20	36	59	31

Comprehensive income	2,416	2,590	3,733	5,215
Common stock repurchased	(252)	(886)	(1,259)	(3,541)

Balance, end of period	21,373	22,207	21,373	22,207

Total stockholders’ equity	$51,548	$55,812	$51,548	$55,812

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

Note 2 – Inventories

The components of inventories were as follows:

	June 30	Dec. 31
(In millions)	2002	2002

Finished goods	$505	$500
Raw materials and work in process	168	150

Inventories	$673	$650

Note 3 – Earnings Per Share

On January 16, 2003, the Company’s Board of Directors approved a two-for-one split on Microsoft’s common stock, payable to shareholders of record on January 27, 2003. The additional shares of common stock will be mailed or delivered on or about February 14, 2003, by the Company’s transfer agent. The presentation of proforma earnings per share on the income statement reflects the Company’s earnings per share on a post-split basis.

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

The components of basic and diluted earnings per share were as follows:

EARNINGS PER SHARE
(In millions, except earnings per share)

	Three Months Ended Dec. 31		Six Months Ended Dec. 31
	2001	2002	2001	2002

Net income available for common shareholders (A)	$2,283	$2,552	$3,566	$5,278
Weighted average outstanding shares of common stock (B)	5,395	5,351	5,396	5,356
Dilutive effect of employee stock options	161	90	165	89

Common stock and common stock equivalents (C)	5,556	5,441	5,561	5,445

Earnings per share:
Basic (A/B)	$0.42	$0.48	$0.66	$0.99

Diluted (A/C)	$0.41	$0.47	$0.64	$0.97

For the three months ended December 31, 2001 and 2002, 368 million and 528 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the six months ended December 31, 2001 and 2002, 369 million and 548 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

Note 4 – Unearned Revenue

Revenue from Enterprise Agreements, Software Assurance, Upgrade Advantage and other volume licensing programs is earned ratably over the period of the license agreement. For certain other licensing arrangements revenue attributable to undelivered elements, including technical support and Internet browser technologies, is based on the average sales price of those elements when sold separately, and is recognized ratably on a straight-line basis over the product’s life cycle. The percentage of revenue recognized ratably for undelivered elements ranges from approximately 20% to 25% for Windows XP Home, approximately 10% to 15% for Windows XP Professional, and approximately 10% to 15% for desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three years for Windows operating systems and 18 months for desktop applications.

The components of unearned revenue were as follows:

	June 30	Dec. 31
(In millions)	2002	2002

Volume licensing programs	$4,158	$5,296
Undelivered elements	2,830	2,864
Other	755	676

Unearned revenue	$7,743	$8,836

Unearned revenue by segment was as follows:

	June 30	Dec. 31
(In millions)	2002	2002

Client	$3,023	$3,252
Server Platforms	1,595	1,962
Information Worker	2,757	3,264
Other segments	368	358

Unearned revenue	$7,743	$8,836

Of the $8.84 billion of unearned revenue at December 31, 2002, $2.44 billion is expected to be recognized in the third quarter of fiscal 2003, $1.97 billion in the fourth quarter of fiscal 2003, $1.43 billion in the first quarter of fiscal 2004, $960 million in the second quarter of fiscal 2004, and $2.04 billion thereafter.

Note 5 – Stockholders’ Equity

The Company repurchases its common shares to provide shares for issuance to employees under stock option and stock purchase plans. During the December quarter, the Company repurchased 19.4 million shares of common stock for $999 million, compared to 2.7 million shares for $141 million in the comparable quarter of the prior year. For the first six months of fiscal 2003, the Company repurchased 79.7 million shares of common stock for $4.0 billion, compared to 24.3 million shares of common stock for $1.3 billion in the comparable period of the prior year. In addition, 2.6 million shares of common stock were acquired in the second quarter of fiscal 2002 as a result of a structured stock repurchase transaction entered into in fiscal 2001. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in Stockholders’ Equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

On January 16, 2003, the Company’s Board of Directors declared an annual dividend on Microsoft common stock of $0.16 per share pre-split ($0.08 post-split), payable March 7, 2003 to shareholders of record at the close of business on February 21, 2003.

Note 6 – Investment Income/(Loss)

The components of investment income/(loss) are as follows:

	Three Months Ended Dec. 31		Six Months Ended Dec. 31
(In millions)	2001	2002	2001	2002

Dividends	$81	$60	$169	$150
Interest	417	455	866	881
Net recognized gains/(losses) on investments:
Net gains on the sales of investments	211	320	675	480
Other-than-temporary impairments	(127)	(421)	(1,951)	(855)
Net unrealized losses attributable to derivative instruments	(29)	(39)	(186)	(240)

Net recognized gains/(losses) on investments	55	(140)	(1,462)	(615)

Investment income/(loss)	$553	$375	$(427)	$416

In conjunction with the definitive agreement to combine AT&T Broadband with Comcast in a new company to be called Comcast Corporation, Microsoft exchanged its AT&T 5% convertible preferred debt for 115 million shares of Comcast Corporation on November 18, 2002, resulting in a $20 million net recognized loss.

Note 7 – Contingencies

The Company is a defendant in U.S. v. Microsoft and New York v. Microsoft, companion lawsuits filed by the Antitrust Division of the U.S. Department of Justice (DOJ) and a group of eighteen state Attorneys General alleging violations of the Sherman Act and various state antitrust laws. After the trial, the District Court entered Findings of Fact and Conclusions of Law stating that Microsoft had violated Sections 1 and 2 of the Sherman Act and various state antitrust laws. A Judgment was entered on June 7, 2000 ordering, among other things, the breakup of Microsoft into two companies. The Judgment was stayed pending an appeal. On June 28, 2001, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part, reversed in part, and vacated the Judgment in its entirety and remanded the case to the District Court for a new trial on one Section 1 claim and for entry of a new judgment consistent with its ruling. In its ruling, the Court of Appeals substantially narrowed the bases of liability found by the District Court, but affirmed some of the District Court’s conclusions that Microsoft had violated Section 2. Microsoft entered into a settlement with the United States on November 2, 2001. Nine states (New York, Ohio, Illinois, Kentucky, Louisiana, Maryland, Michigan, North Carolina and Wisconsin) agreed to settle on substantially the same terms on November 6, 2001. On November 1, 2002, the Court approved the settlement as being in the public interest, conditioned upon the parties’ agreement to a modification to one provision related to the Court’s ongoing jurisdiction. Nine states and the District of Columbia continued to litigate the remedies phase of New York v. Microsoft. The non-settling states sought remedies that would have imposed much broader restrictions on Microsoft’s business than the settlement with the DOJ and nine other states. On November 1, 2002, the Court entered a Final Judgment in this part of the litigation that largely mirrored the settlement between Microsoft, the DOJ and the settling states, with some modifications and a different regime for enforcing compliance. The Court declined to impose other and broader remedies sought by the non-settling states. Two states, Massachusetts and West Virginia, have appealed from this decision of the trial court.

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

A large number of state antitrust and unfair competition class action lawsuits have been initiated against Microsoft in various state and Federal courts. The Federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that Microsoft has competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications and seek to recover alleged overcharges that the complaints contend Microsoft charged for these products. Microsoft believes the claims are without merit. To date, Microsoft has won dismissals of all claims for damages by indirect purchasers under Federal law and in 15 separate state court proceedings. Eight of those state court-decisions have been affirmed on appeal. Claims on behalf of foreign purchasers have also been dismissed. Appeals of several of these rulings are still pending. No trials or other proceedings have been held concerning any liability issues. Courts in several states have ruled that these cases may proceed as class actions, while courts in two states have denied class certification status and another court has ruled that no class action is available for antitrust claims in that state. In fiscal 2002, the Company recorded a contingent liability of approximately $660 million representing management’s estimate of the costs of resolving the contingency. This estimate was based upon a proposed settlement between Microsoft and lead counsel for the Federal plaintiffs that ultimately was not approved by the District Court. In January 2003, Microsoft reached a preliminary agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the proposed settlement, class members will be able to obtain vouchers with a total face value of $1.1 billion that may be used to purchase certain computer hardware and software. Two-thirds of the amount unclaimed by class members then will be made available to needy schools in California in the form of vouchers to purchase certain computer hardware and a software donation. This proposed settlement still must be approved by the court in California. On January 16, 2003, the Company revised its estimate for resolving all of the cases described in this paragraph to $870 million, which management believes represents the best estimate of the costs of resolving these cases based on currently available information. The Company intends to continue vigorously defending the remaining lawsuits.

Netscape Communications Inc., a subsidiary of AOL-Time Warner Inc., filed suit against Microsoft on January 22, 2002 in U.S. District Court for the District of Columbia, alleging violations of antitrust and unfair competition laws and other tort claims relating to Netscape and its Navigator browser. The complaint includes claims of unlawful monopolization or attempted monopolization of alleged markets for operating systems and Web browsers, illegal tying of operating systems and browsers, and tortuous interference with Netscape’s business relations. Netscape seeks injunctive relief and unquantified treble damages. Microsoft denies these allegations and will vigorously defend this action. The case has been transferred for pretrial purposes to the District Court in Baltimore, Maryland and is being coordinated with the antitrust and unfair competition class actions described above.

Be Incorporated, a former software development company whose assets were acquired by Palm, Inc. in August 2001, filed suit against Microsoft on February 18, 2002 in the U.S. District Court for Northern California, alleging violations of Federal and state antitrust and unfair competition laws and other tort claims. Be alleges that Microsoft’s license agreements with computer manufacturers, pricing policies, and business practices interfered with Be’s relationships with computer manufacturers and discouraged them from adopting Be’s own operating system for their products. Be is seeking unquantified treble and punitive damages for its alleged injuries along with its fees and costs. The Company denies these allegations and will vigorously defend this action. The case has been transferred for pretrial purposes to the U.S. District Court in Baltimore, Maryland and is being coordinated with the antitrust and unfair competition class actions described above.

On March 8, 2002, Sun Microsystems, Inc. filed suit against Microsoft alleging violations of Federal and state antitrust and unfair competition laws as well as claims under the Federal Copyright Act. Sun seeks injunctive relief and unspecified treble damages along with its fees and costs. Microsoft denies these allegations and will vigorously defend this action. The case has been transferred for pretrial purposes to the U.S. District Court in Baltimore, Maryland and is being coordinated with the antitrust and unfair competition class actions described above. On January 21, 2003, the Court granted Sun’s motion for a preliminary injunction and entered an injunction requiring Microsoft to distribute certain Sun Java software with Microsoft Windows XP and certain other products. The injunction also prohibits Microsoft from distributing its version of Java software in various ways. The Court stayed its order for fourteen days. On January 21 Microsoft appealed the injunction order and has sought a longer stay and an expedited appeal from the U.S. Court of Appeals for the Fourth Circuit.

Microsoft is the defendant in more than 20 patent infringement cases. Several of these cases are approaching trial. The case of University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, is likely to go to trial in spring 2003; the trial of Reiffin v. Microsoft, filed in the U.S. District Court for the Northern District of California on January 23, 1998, could take place in fall 2003; and the trial of InterTrust v. Microsoft, filed in the U.S. District Court for Northern California on April 26, 2001, is anticipated in 2004. In each of these cases the accused product is Windows (sometimes including Office). In each case if the plaintiff was successful significant damages may be awarded as well as injunctive relief that could impact distribution of Windows or Office. Adverse decisions in some or all of the other pending cases may also result in significant monetary damages or injunctive relief against the Company.

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business.

While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on the Company’s financial position or its results of operations, litigation is subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and the results of operations for the period in which the effect becomes reasonably estimable.

Note 8 – Acquisitions

During the quarter ended September 30, 2002, Microsoft acquired all of the outstanding equity interests of Navision a/s and Rare Ltd. Navision, headquartered near Copenhagen, Denmark, is a provider of integrated business solutions software for small and mid-sized businesses in the European market and will play a key role in the future development of the Business Solutions segment. Microsoft acquired Navision on July 12, 2002 for $1.45 billion consisting primarily of $660 million in cash and the issuance of 14.5 million common shares of Microsoft stock. Rare is a video game developer located outside Leicester, England, that is expected to broaden the portfolio of games available for the Xbox video game system. Rare was acquired on September 24, 2002 for $375 million in cash. Allocations of the purchase price for both acquisitions are in progress and expected to be finalized upon the completion of valuations and resolution of certain estimates made upon closing. Navision and Rare have been consolidated with Microsoft since their respective acquisition dates. Both acquisitions, individually and in the aggregate, are immaterial to Microsoft’s results of operations.

Note 9 – Guarantees

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

The Company has unconditionally guaranteed the repayment of certain yen denominated bank loans and related interest and fees of an unconsolidated equity investee. The guarantees continue until the loans, including accrued interest and fees have been paid in full. The maximum amount of the guarantees may vary, but is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest and any other related expanses. Additionally, the maximum amount of the guarantees, denominated in Japanese Yen, will vary based on fluctuations in foreign exchange rates. As of December 31, 2002, the maximum amount of the guarantees was approximately $559 million.

The Company may recover a portion of its maximum liability upon liquidation of the investee’s assets. Should the debt holder exercise the Company’s guarantees, the Company will be able to assume the rights of the senior debt holders against the investee. As a senior debt holder, the Company will be conveyed rights of liquidation and may potentially recover a portion of the payments made. The proceeds from such liquidation cannot be accurately estimated due to the multitude of factors that would affect the valuation and realization of such proceeds of a liquidation.

In connection with various operating leases, the Company issued residual value guarantees, which provide that if the Company does not purchase the leased property from the lessor at the end of the lease term, then the Company is liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of December 31, 2002, the maximum amount of the residual value guarantees was approximately $271 million. The Company’s management believes that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to the Company currently exists.

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties (primarily the Xbox console). Management determines the warranty based on known product failures (if any), historical experience, and other currently available evidence.

Changes in the product warranty accrual for the six months ended December 31, 2002 was as follows (in millions):

Balance, beginning of period	$8
Payments made	-
Change in liability for warranties issued during the period	23
Change in liability for preexisting warranties	(5)

Balance, end of period	$26

Note 10 – Segment Information
(In millions)

Three Months Ended Dec. 31	Revenue	Operating Income/(Loss)

2001
Client	$2,675	$2,114
Server Platforms	1,444	402
Information Worker	2,202	1,737
Business Solutions	73	(41)
MSN	462	(211)
CE/Mobility	17	(61)
Home and Entertainment	833	(180)
Reconciling Amounts	35	(919)

Consolidated	$7,741	$2,841

2002
Client	$2,435	$1,965
Server Platforms	1,665	498
Information Worker	2,411	1,883
Business Solutions	139	(93)
MSN	569	(157)
CE/Mobility	21	(39)
Home and Entertainment	1,282	(348)
Reconciling Amounts	19	(450)

Consolidated	$8,541	$3,259

Six Months Ended Dec. 31	Revenue	Operating Income/(Loss)

2001
Client	$4,751	$3,822
Server Platforms	2,774	752
Information Worker	4,134	3,213
Business Solutions	147	(80)
MSN	893	(410)
CE/Mobility	31	(109)
Home and Entertainment	1,069	(248)
Reconciling Amounts	68	(1,202)

Consolidated	$13,867	$5,738

2002
Client	$5,327	$4,447
Server Platforms	3,188	1,017
Information Worker	4,796	3,762
Business Solutions	246	(161)
MSN	1,100	(254)
CE/Mobility	38	(72)
Home and Entertainment	1,787	(525)
Reconciling Amounts	(195)	(905)

Consolidated	$16,287	$7,309

Segment information is presented in accordance with Statement of Financial Accounting Standards (SFAS) 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon the Company’s internal organization and reporting of revenue and operating income based upon internal accounting methods. The Company’s financial reporting systems present various data for management to run the business, including internal profit and loss statements (P&Ls) prepared on a basis not consistent with U.S. GAAP. Assets are not allocated to segments for internal reporting presentations.

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

The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Due to Microsoft’s integrated business structure, operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment. Inter-segment cost commissions are estimated by management and used to compensate or charge each segment for such shared costs, and incent shared efforts. Management will continually evaluate the alignment of development, sales organizations, and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

The Client segment includes revenue and operating expenses associated with Windows XP Professional and Home, Windows 2000 Professional, Windows NT Workstation, Windows Me, Windows 98, and embedded systems. Server Platforms segment consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, Systems Management Server, Windows Terminal Server, and Small Business Server. It also includes BackOffice/Core CALs, developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Information Worker segment includes revenue from Microsoft Office, Microsoft Project, Visio, other standalone information worker applications, SharePoint Portal Server CALs, and professional product support services. Business Solutions includes Microsoft Great Plains; bCentral; and Navision. MSN includes MSN Subscription and MSN Network services. CE/Mobility includes Pocket PC, Handheld PC, other Mobility, and CE operating systems. Home and Entertainment includes Xbox video game system; PC games; consumer software and hardware; and TV platform.

Reconciling amounts include adjustments to state revenue and operating income in accordance with U.S. GAAP and corporate level expenses not specifically attributed to any one segment. For revenue, reconciling items include certain undelivered elements of unearned revenue and allowances for certain sales returns and rebates. For the three months ended December 31, 2002, reconciling items for operating income/(loss) include general and administrative expenses ($833 million in 2001 and $427 million in 2002), broad-based research and development expenses ($53 million in 2001 and 2002), and certain corporate level sales and marketing costs ($145 million in 2001 and $176 million in 2002). For the six months ended December 31, 2002, reconciling items for operating income/(loss) include general and administrative expenses ($1.02 billion in 2001 and $610 million in 2002), broad-based research and development expenses ($97 million in 2001 and $103 million in 2002), and certain corporate level sales and marketing costs ($256 million in 2001 and $299 million in 2002). The internal segment operating income or loss also includes non-GAAP accelerated methods of depreciation and amortization. Additionally, losses on equity investees and minority interest are classified in operating income for internal reporting presentations.

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

The following table presents the Company’s segment revenues, determined in accordance with U.S. GAAP:

	Three Months Ended Dec. 31		Six Months Ended Dec. 31
(In millions)	2001	2002	2001	2002

Client	$2,552	$2,542	$4,650	$5,355
Server Platforms	1,569	1,763	3,004	3,388
Information Worker	2,121	2,293	3,929	4,566
Business Solutions	73	135	147	241
MSN	372	459	720	886
CE/Mobility	17	22	31	39
Home and Entertainment	960	1,327	1,227	1,812
Other (1)	77	-	159	-

Consolidated	$7,741	$8,541	$13,867	$16,287

(1)	Represents revenue from Microsoft’s majority ownership of Expedia, Inc., which was sold in February 2002.

Note 11 – Subsequent Event

Subsequent to December 31, 2002, Microsoft announced it had entered into an agreement to acquire PlaceWare Inc. for approximately $200 million. PlaceWare is a provider of Web conferencing services that enable businesses to conduct real-time, interactive presentations and meetings over the Internet.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of Microsoft Corporation:

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the Company) as of December 31, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended December 31, 2002 and 2001. These financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and of making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our review, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein), and in our report dated July 18, 2002 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Seattle, Washington
January 16, 2003

Item 2.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the second quarter of fiscal year 2003 was $8.54 billion, an increase of 10% over the second quarter of fiscal year 2002. The revenue growth was driven primarily by increased sales of the Microsoft Xbox video game consoles, recognition of unearned revenue from strong multi-year licensing in prior periods, and licensing of Microsoft Windows Server and Server Applications. As a result of strong multi-year licensing in the first quarter of fiscal 2003, new organizational licensing agreements declined in the second quarter compared to the prior year’s second quarter.

Revenue for the first six months of fiscal year 2003 was $16.29 billion, an increase of 17% over the six months of fiscal year 2002. The revenue growth was driven primarily by strong multi-year licensing prior to the Company’s transition to its new licensing program (Licensing 6.0) in the first quarter of fiscal 2003, strong OEM licensing of Microsoft Windows XP Home and Professional operating systems, sales of the Microsoft Xbox video game consoles, and new OEM licensing arrangements. Prior to the July 31, 2002 transition date to Licensing 6.0, the Company experienced a significant growth in multi-year licensing arrangements as customers enrolled in the Company’s maintenance programs, including Upgrade Advantage and Software Assurance. In addition, the Company completed its transition to new OEM licensing terms under which OEMs are billed upon their acquisition of Certificates of Authenticity (COAs) rather than upon the shipment of PCs to their customers. This transition resulted in revenue related to COA inventory accumulation at OEMs.

Product Revenue

Microsoft revised its segments for fiscal year 2003. Microsoft’s seven segments are: Client, Server Platforms, Information Worker, Business Solutions, MSN, CE/Mobility, and Home and Entertainment. The revenue amounts in this Management’s Discussion and Analysis (MD&A) differ from those reported in the Company’s Segment Information appearing in Note 10 of the Notes to Financial Statements because reconciling items have been allocated to those segments for purposes of MD&A. The revenue figures in the Segment Information footnote represent amounts reported internally for management reporting, while the revenue figures in the MD&A reflect revenue recognized in accordance with U.S. GAAP.

Client includes revenue from Windows XP Professional and Home, Windows 2000 Professional, Windows NT Workstation, Windows Me, Windows 98, and embedded systems. Client revenue was $2.54 billion in the second quarter, compared to $2.55 billion in the second quarter of the prior year. The prior year’s second quarter benefited from the launch of Windows XP Professional and Home operating systems during the quarter. Additionally, certain OEM multinationals’ inventory accumulation in the first quarter of fiscal 2003 led to fewer licenses purchased in the second quarter of fiscal 2003. Offsetting these declines, were a continued mix shift to the higher priced Windows XP Professional operating system and recognition of unearned revenue from strong multi-year licensing in prior periods. Client revenue was $5.36 billion in the first six months of fiscal 2003, representing 15% growth from the first six months of the prior year. The six month revenue growth reflected a continued mix shift to the higher priced Windows XP Professional operating system and strong multi-year licensing.

Server Platforms consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, Systems Management Server, Windows Terminal Server, and Small Business Server. It also includes BackOffice/Core CALs, developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. The Server Platforms segment grew 12% to $1.76 billion in the second quarter, primarily driven by an increase in Windows-based server shipments and strong SQL Server growth, recognition of unearned revenue from strong multi-year licensing in prior periods, and continued growth in revenue from the Company’s Enterprise Servers. Revenue from servers and server applications including CALs grew 17% from the prior year’s second quarter led by Windows Server license growth, particularly from OEM shipments, and robust SQL Server licensing. Consulting and Premier support services were flat compared to the prior year’s second quarter. Revenue from developer tools grew 25% reflecting strength from new MSDN multi-year licensing. Training, certification, Microsoft Press and other services declined 25% from the second quarter of fiscal 2002, as a result of lower volumes of training certifications and lower book sales. Server Platforms revenue grew 13% to $3.39 billion in the first six months of fiscal 2003, driven overall by an increase in Windows-based server shipments, strong multi-year licensing, and continued deployment of the Company’s host of Enterprise Servers.

Information Worker includes revenue from Microsoft Office, Microsoft Project, Visio, other standalone information worker applications, SharePoint Portal Server CALs, and professional product support services. Revenue from Information Worker was $2.29 billion in the second quarter of fiscal 2003, increasing 8% from the prior year’s second quarter. Office revenue growth was due to recognition of unearned revenue from strong multi-year licensing in prior periods, strong growth in OEM multinational and system builders’ Office Professional attach rates, and strong Office academic license sales. Additionally, Microsoft Project revenue growth was in excess of 40% as a result of continued adoption of the new version of Project released in the first quarter of fiscal 2003. Revenue from Information Worker was $4.57 billion in the first six months of fiscal 2003, increasing 16% from the prior year’s first six months. Office revenue growth was due to the recognition of unearned revenue from a large increase in multi-year licenses signed prior to the transition to the Company’s Licensing 6.0 programs and strong growth in OEM system builder’s attach rates.

Business Solutions includes Microsoft Great Plains, bCentral, and Navision. Business Solutions revenue for the second quarter was $135 million compared to $73 million in the prior year’s second quarter. Business Solutions revenue for the first six months of fiscal 2003 was $241 million compared to $147 million in the prior year’s first six months. The additional sales attributable to the acquisition of Navision at the beginning of the fiscal year resulted in the majority of the revenue increase from the prior year.

MSN includes MSN Subscription and MSN Network services. MSN revenue totaled $459 million in the second quarter compared to $372 million in the prior year’s second quarter. MSN revenue totaled $886 million in the first six months of fiscal 2003 compared to $720 million in the prior year’s first six months. MSN Subscription revenue growth reflects an increase in both the subscriber base and the number of revenue generating subscribers due to a reduction in promotional subscriber programs. MSN Network services grew strongly as a result of performance-based advertising.

CE/Mobility includes Pocket PC, Handheld PC, other Mobility, and CE operating systems. Second quarter revenue totaled $22 million, compared to $17 million in the prior year’s second quarter. First six months of fiscal 2003 revenue totaled $39 million, compared to $31 million in the prior year’s first six months. The increase in revenue was driven by increased Pocket PC shipments and market acceptance of Windows CE, offset by declines in revenue from Handheld PCs.

Home and Entertainment includes Xbox video consoles and games, PC games, consumer software and hardware, and TV platform. Home and Entertainment revenue was $1.33 billion in the second quarter of fiscal 2003, increasing 38% from $960 million in the prior year’s second quarter. Home and Entertainment revenue was $1.81 billion in the first six months of fiscal 2003, increasing from $1.23 billion in the prior year’s first six months. The revenue increase was driven by sales of Xbox video game consoles and related games which were available in all three regions, compared to the prior year in which Xbox was only available in the United States. Xbox revenue reflected a continued increase in the console installed base and growth in Xbox games and peripherals revenue. Revenue from consumer hardware and software and PC games also increased compared to a year ago.

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

OEM channel revenue represents license fees from original equipment manufacturers that pre-install Microsoft products, primarily on PCs. OEM revenue for the second quarter was $2.54 billion, up 7% from $2.39 billion in the comparable quarter of fiscal 2002. The OEM revenue growth reflects a small increase in PC shipments compared to the prior year, a strong increase in the mix of the higher priced Windows XP Professional licenses, and strength in Office and Server licensing. The growth rate was negatively impacted by certain multinationals inventory accumulation in the first quarter of 2003, which led to fewer licenses purchased in the second quarter of 2003. OEM revenue for the first six months of fiscal 2003 was $5.20 billion, up 19% from $4.37 billion in the comparable first six months of fiscal 2002. This growth reflects a modest increase in PC shipments compared to the prior year, a strong increase in the percentage mix of the higher priced Windows XP Professional licenses, and strength in Office and Server licensing.

Americas Region revenue in the second quarter was $3.26 billion, an increase of 3% compared to $3.16 billion in the prior year’s second quarter. Revenue from the United States was the primary driver of the region’s revenue growth. The revenue growth was primarily the result of Xbox sales and recognition of unearned revenue from strong multi-year licensing in prior periods for Information Worker and Server products, partially offset by strong sales of Windows XP operating systems associated with the launch of the new product version in the prior year’s second quarter. Americas Region revenue in the first six months of fiscal 2003 was $5.99 billion, an increase of 9% compared to $5.50 billion in the prior year’s first six months. Revenue from the United States was the primary driver of the region’s revenue growth. The growth was the result of Xbox sales and strong organizational licensing of Client, Information Worker, and Server products. Additionally, the Americas region revenue growth was partially offset by the inclusion of revenue in the comparable quarter and first six months of fiscal 2002 from Expedia, Inc., which was sold in the third quarter of fiscal 2002.

Europe, Middle East, and Africa Region revenue was $1.87 billion, increasing 32% from the $1.42 billion reported in the second quarter of the prior year. Europe, Middle East, and Africa Region revenue was $3.37 billion in the first six months of fiscal 2003, increasing 34% from the $2.52 billion reported in the first six months of the prior year. The majority of the growth was due to sales of Xbox which had not yet launched in the comparable prior year periods. The acquisition of Navision in the first quarter of 2003 led to an increase in revenue in the region compared to the prior year’s second quarter and first six months. Additionally, revenue growth also reflected recognition of unearned revenue from strong multi-year licensing in prior periods for Information Worker and Server products. The revenue growth was further aided by favorable foreign exchange rates compared to the prior year’s second quarter and first six months exchange rates. Had foreign exchange rates been constant with those of the second quarter of fiscal 2002, revenue in the region would have increased 24% instead of increasing 32%, excluding any effects of hedging gains and losses. Had foreign exchange rates been constant with those of the first six months of fiscal 2002, revenue in the region would have increased 24% instead of increasing 34%, excluding any effects of hedging gains and losses.

Japan and Asia-Pacific Region revenue increased 11% to $871 million from $785 million in the second quarter of the prior year. Japan and Asia-Pacific Region revenue increased 17% to $1.73 billion from $1.48 billion in the first six months of fiscal 2002. The region’s revenue increase was driven by sales of Xbox, Server products, and localized versions of Microsoft Office XP, particularly in Japan. Foreign exchange rates compared to those rates of the second quarter and first six months of fiscal 2002 did not have a significant effect on the translated regional revenue.

Translated international revenue is affected by foreign exchange rates. The net impact of foreign exchange rates on revenue was positive in the second quarter and first six months of fiscal 2003 compared to a year ago, primarily due to a stronger Euro versus the U.S. dollar. Had the rates from the prior year’s comparable quarter been in effect in the second quarter of fiscal 2003, translated international revenue billed in local currencies would have been approximately $110 million lower. Had the rates from the prior year’s first six months been in effect in the first six months of fiscal 2003, translated international revenue billed in local currencies would have been approximately $245 million lower. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses

Cost of revenue was $2.03 billion, or 23.8% of revenue, in the second quarter, compared to $1.54 billion, or 19.9% of revenue, in the second quarter of the prior year. The cost of sales for Xbox consoles drove the majority of the increase, both in absolute dollars, as well as percentage of revenue, offset by higher licensing revenue and lower relative product support and consulting services costs. Cost of revenue was $3.23 billion, or 19.9% of revenue, in the first six months of fiscal 2003, compared to $2.43 billion, or 17.5% of revenue, in the first six months of the prior year. The cost of sales for Xbox consoles drove the majority of the increase, both in absolute dollars, as well as percentage of revenue, offset by higher licensing revenue and lower relative MSN support and product support costs.

Research and development expenses in the second quarter of fiscal 2003 were $1.12 billion, 13.1% of revenue, an increase of 7% over the second quarter of the prior year. The increase was primarily due to headcount-related costs, computer equipment and lab expenses, Xbox game development, and Server Platform product development costs. Research and development expenses for the first six months of fiscal 2003 were $2.21 billion, 13.6% of revenue, an increase of 8% over the first six months of the prior year. The increase was primarily due to headcount-related costs, product development costs, and third party development costs associated with Xbox.

Sales and marketing expenses were $1.70 billion in the second quarter, or 19.9% of revenue, compared to $1.48 billion in the second quarter of the prior year, or 19.1% of revenue. Sales and marketing costs associated with Xbox and other marketing initiatives and headcount-related costs were the primary drivers of the increase in sales and marketing expenses, both in absolute dollars and as a percentage of revenue, over the prior period’s comparable quarter. Sales and marketing expenses were $2.92 billion for the first six months of fiscal 2003, or 18.0% of revenue, compared to $2.62 billion in the first six months of fiscal 2002, or 18.9% of revenue. Sales and marketing costs associated with Xbox and headcount-related costs were the primary drivers of the increase in sales and marketing expenses over the prior period. Sales and marketing expenses as a percentage of revenue decreased for the first six months of fiscal 2003 reflecting higher marketing costs associated with Windows XP and Office XP launches in the prior year and higher current period revenue due to changes in licensing in the first quarter of fiscal 2003, partially offset by higher headcount-related costs.

General and administrative costs were $427 million in the second quarter compared to $833 million in the comparable quarter of the prior year. For the first six months of fiscal 2003, general and administrative costs were $610 million compared to $1.02 billion in the first six months of the prior year. General and administrative costs included a charge of approximately $660 million in the second quarter of 2002 and $210 million in the second quarter of 2003 reflecting the Company’s estimate of costs related to resolving pending state antitrust and unfair competition consumer class action lawsuits. Excluding these charges, general and administrative costs increased due to higher headcount-related costs and legal fees.

Non-operating Items, Investment Income/(Loss), and Income Taxes

Losses on equity investees and other incorporates Microsoft’s share of income or loss from equity method investments and income or loss attributable to minority interests. Losses on equity investees and other declined to $12 million in the second quarter of fiscal 2003, compared to $37 million in the comparable quarter of fiscal 2002. Losses on equity investees and other declined to $34 million in the first six months of fiscal 2003, compared to $67 million in the comparable period of fiscal 2002. These decreases were primarily a result of a reduction in the number of equity investees through fiscal year 2002 divestitures of such investments.

The components of investment income/(loss) are as follows:

	Three Months Ended Dec. 31		Six Months Ended Dec. 31
(In millions)	2001	2002	2001	2002

Dividends	$ 81	$ 60	$ 169	$ 150
Interest	417	455	866	881
Net recognized gains/(losses) on investments:
Net gains on the sales of investments	211	320	675	480
Other-than-temporary impairments	(127)	(421)	(1,951)	(855)
Net unrealized losses attributable to derivative instruments	(29)	(39)	(186)	(240)

Net recognized gains/(losses) on investments	55	(140)	(1,462)	(615)

Investment income/(loss)	$553	$375	$ (427)	$ 416

In conjunction with the definitive agreement to combine AT&T Broadband with Comcast in a new company to be called Comcast Corporation, Microsoft exchanged its AT&T 5% convertible preferred debt for 115 million shares of Comcast Corporation on November 18, 2002 resulting in a $20 million net recognized loss.

The effective tax rate for the second quarter and first six months of fiscal 2003 is approximately 29.5% and 31.4%, respectively, reflecting a one-time benefit in the second quarter of $126 million from the reversal of previously accrued taxes. The tax reversal stems from a 9th Circuit Court of Appeals ruling in December 2002 reversing a previous Tax Court ruling that had denied tax benefits on certain revenue earned from the distribution of software to foreign customers. Excluding this reversal, the effective tax rate for the second quarter and first six months would have been 33% and is expected to be 33% for the remainder of fiscal year 2003. The effective tax rate for fiscal 2002 was 32%.

Financial Condition

Cash and short-term investments totaled $43.42 billion as of December 31, 2002. Cash flow from operations was $8.94 billion in the first six months of fiscal 2003, an increase of $1.99 billion from the first six months of the prior year. The increase reflects strong growth in operating income, unearned revenue, and collections of accounts receivable. Cash used for financing was $3.53 billion in the first six months of fiscal 2003, an increase of $3.05 billion from the first six months of the prior year, reflecting an increase in stock repurchases. During the first six months of fiscal 2003, the Company repurchased 79.7 million shares of common stock, compared to 24.3 million shares of common stock in the comparable period of the prior year. In addition, 2.6 million shares of common stock were acquired in the second quarter of fiscal 2002 as a result of a structured stock repurchase transaction entered into in fiscal 2001. Cash used for investing was $2.92 billion in the first six months of fiscal 2003, a decrease of $2.23 billion from the first six months of the prior year.

Microsoft has no material long-term debt. Stockholders’ equity at December 31, 2002 was $55.81 billion. Microsoft will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $144 million on December 31, 2002. The Company has not engaged in any transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements. The Company’s cash and short-term investments are available for strategic investments, mergers and acquisitions, other potential large-scale needs and to fund the share repurchase program.

On January 16, 2003, the Company’s Board of Directors declared an annual dividend on Microsoft common stock of $0.16 per share pre-split ($0.08 post-split), payable March 7, 2003, payable to shareholders of record at the close of business on February 21, 2003. Also on January 16, 2003, the Company announced that its Board of Directors had approved a two-for-one split on Microsoft common stock, to shareholders of record on January 27, 2003.

Recently Issued Accounting Standards

In November 2002, the Financial Accounting Standards Board (FASB) issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. The Interpretation elaborates on the existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002. The Company’s disclosure of guarantees is included in Note 9 of the Notes to Financial Statements. The Company believes that adoption of the recognition and measurement provisions of Interpretation 45 will not have a material impact on its financial statements.

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company is currently evaluating the provisions of the Interpretation, but believes its adoption will not have a material impact on its financial statements.

Critical Accounting Policies

Microsoft’s financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Microsoft include revenue recognition, impairment of investment securities, accounting for research and development costs, accounting for legal contingencies, and accounting for income taxes.

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

Intellectual Property Rights.    Microsoft defends its intellectual property rights, but unlicensed copying and use of software and intellectual property rights represents a loss of revenue to the Company. While this adversely affects U.S. revenue, the impact on revenue from outside the United States is more significant, particularly in countries where laws are less protective of intellectual property rights. Throughout the world, Microsoft actively educates consumers on the benefits of licensing genuine products and educates lawmakers on the advantages of a business climate where intellectual property rights are protected. However, continued educational and enforcement efforts may not affect revenue positively and further deterioration in compliance with existing legal protections or reductions in the legal protection for intellectual property rights of software developers could adversely affect revenue.

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

Litigation.    As discussed in Note 7—Contingencies of the Notes to Financial Statements, the Company is subject to a variety of claims and lawsuits. While the Company believes that none of the litigation matters in which the Company is currently involved will have a material adverse impact on the Company’s financial position or results of operations, it is possible that one or more of these matters could be resolved in a manner that would ultimately have a material adverse impact on the business of the Company, and could negatively impact its revenues, operating margins, and net income.

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

Declines in Demand for Software.    If overall market demand for PCs, servers and other computing devices declines significantly, or consumer or corporate spending for such products declines, Microsoft’s revenue growth will be adversely affected. Additionally, the Company’s revenues would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products because new product offerings are not perceived as adding significant new functionality or other value to prospective purchasers.

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

General Economic and Geo-Political Risks.    Continued softness in corporate information technology spending or other changes in general economic conditions that affect demand for computer hardware or software could adversely affect the Company’s revenues. Terrorist activity and the threat of armed conflict in Iraq or other parts of the world pose the additional risk of general economic disruption and could require changes in our international operations and security arrangements increasing the company’s operating costs. These conditions lend additional uncertainty to the timing and budget for technology investment decisions by the Company’s customers.

Competition.    The Company continues to experience intensive competition across all markets for its products and services. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs such as marketing and sales incentives, resulting in lower revenues, gross margins and operating income.

Taxation of Extraterritorial Income.    In August 2001, a World Trade Organization (“WTO”) dispute panel determined that the extraterritorial tax (“ETI”) provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures Agreement. The U.S. government appealed the panel’s decision and lost its appeal. On January 29, 2002, the WTO Dispute Settlement Body adopted the Appellate Body report. President Bush has stated the U.S. will bring its tax laws into compliance with the WTO ruling, but the Administration and Congress have not decided on a solution for this issue. In July 2002, Representative Bill Thomas, Chairman of the House Ways and Means Committee, introduced the American Competitiveness and Corporate Accountability Act of 2002. The Thomas bill was not enacted into law and lapsed with the end of the 107th Congress, but Chairman Thomas has suggested that he may introduce a bill in this Congress repealing ETI. On August 30, 2002, a WTO arbitration panel determined that the European Union may impose up to $4.04 billion per year in countermeasures if the U.S. rules are not brought into compliance. The European Union has not yet imposed sanctions. The WTO decision does not repeal the ETI tax benefit and it does not require the European Union to impose trade sanctions, so it is not possible to predict what impact the WTO decision will have on future results pending final resolution of these matters. If the ETI exclusion is repealed and replacement legislation is not enacted, the loss of tax benefit to the Company could be significant.

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

Other.    Other issues and uncertainties may include: warranty and other claims for hardware products such as Xbox; the effects of the Consent Decree in United States v. Microsoft and Final Judgment in State of New York, et al v. Microsoft on the Windows operating system and server business, including those associated with protocol and other disclosures required by the Decree and Final Judgment and the ability of PC manufacturers to hide end user access to certain new Windows features; the continued availability of third party distribution channels for MSN service and other online services; and financial market volatility or other changes affecting the value of our investments, such as the Comcast Corporation securities held by Microsoft, that may result in a reduction in carrying value and recognition of losses including impairment charge.

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

The Company uses a value-at-risk (VAR) model to estimate and quantify its market risks. VAR is the expected loss, for a given confidence level, in fair value of the Company’s portfolio due to adverse market movements over a defined time horizon. The VAR model is not intended to represent actual losses in fair value, but is used as a risk estimation and management tool. The model used for currencies and equities is geometric Brownian motion, which allows incorporation of optionality with regard to these risk exposures. For interest rate risk, the mean reverting geometric Brownian motion is used to reflect the principle that fixed-income securities prices revert to maturity value over time.

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

The following table sets forth the VAR calculations for substantially all of the Company’s positions:

(In millions)	June 30,	Dec. 31,	Three Months Ended Dec. 31, 2002
Risk Categories	2002	2002	Average	High	Low

Interest Rates	$472	$588	$528	$588	$494
Currency Rates	310	164	193	275	140
Equity Prices	602	902	711	992	523

The total VAR for the combined risk categories is $908 million at June 30, 2002 and $995 million at December 31, 2002. The total VAR is 34% less at June 30, 2002 and 40% less at December, 31 2002 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks. The reasons for the change in VAR in the portfolios of each reporting period include: exchange of AT&T convertible bond into shares of Comcast Corporation in November 2002, which increased Microsoft’s equity holdings for the period. The total VAR did not significantly increase because the majority of the portfolio is fixed income, therefore mitigating equity risk.

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

Item 4.     Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on November 5, 2002.

The following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until their successors are elected and qualified.
	Number of Shares
	For	Withheld
William H. Gates, III	4,564,742,121	49,440,014
Steven A. Ballmer	4,564,567,230	49,614,905
James I. Cash, Jr.	4,395,498,317	218,683,818
Raymond V. Gilmartin	4,443,690,304	170,491,831
David F. Marquardt	4,562,869,202	51,312,933
Ann McLaughlin Korologos	4,441,956,600	172,225,535
William G. Reed, Jr.	4,396,335,776	217,846,359
Jon A. Shirley	4,373,202,443	240,979,692
2. To adopt the 2003 Employee Stock Purchase Plan.
For	4,496,989,248
Against	82,992,658
Abstain	34,195,429
Broker non-vote	4,800
The following proposals were not adopted by the margins indicated: 3. Shareholder proposal regarding business practices in China.
For	251,938,987
Against	3,111,796,262
Abstain	266,579,978
Broker non-vote	983,866,908
4. Shareholder proposal regarding non-audit fees.
For	337,579,766
Against	3,189,946,442
Abstain	102,789,019
Broker non-vote	983,866,908

Item 6.     Exhibits and Reports on Form 8-K

(A)  EXHIBITS

3.1	Restated Articles of Incorporation of Microsoft Corporation
15	Letter re unaudited interim financial information
99.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
99.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B)  REPORT ON FORM 8-K

The Company filed a report on Form 8-K on November 14, 2002. The Form 8-K was for the purpose of filing Microsoft Corporation’s consolidated balance sheets as of June 30, 2002 and September 30, 2002, and the related consolidated statements of income, cash flows, and stockholders’ equity for the three months ended September 30, 2001 and 2002 formatted in XBRL (Extensible Business Reporting Language).

Items 2, 3, and 5 are not applicable and have been omitted.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Microsoft Corporation

Date: January 31, 2003	By:	/s/ JOHN G. CONNORS
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

Date: January 31, 2003

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

Date: January 31, 2003

/s/    JOHN G. CONNORS

John G. Connors
Chief Financial Officer