Form 10-Q
period 2003-03-31
MICROSOFT CORP
filed 2003-05-12
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)

OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2003

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

(Address of principal executive offices)                (Zip Code)

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

Yes ☒     No ☐

The number of shares outstanding of the registrant’s common stock as of April 30, 2003 was 10,736,261,053.

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2003

INDEX

Part I. Financial Information

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except earnings per share)(Unaudited)

	Three Months Ended Mar. 31		Nine Months Ended Mar. 31
	2002	2003	2002	2003
Revenue	$7,245	$7,835	$21,112	$24,122
Operating expenses:
Cost of revenue	1,395	1,215	3,823	4,448
Research and development	1,066	1,111	3,123	3,323
Sales and marketing	1,240	1,494	3,864	4,417
General and administrative	246	300	1,266	910

Total operating expenses	3,947	4,120	12,076	13,098

Operating income	3,298	3,715	9,036	11,024
Losses on equity investees and other	(11)	(19)	(78)	(53)
Investment income	739	472	312	888

Income before income taxes	4,026	4,168	9,270	11,859
Provision for income taxes	1,288	1,374	2,966	3,787

Net income	$2,738	$2,794	$6,304	$8,072

Earnings per share (1):
Basic	$0.25	$0.26	$0.58	$0.75

Diluted	$0.25	$0.26	$0.57	$0.74

Weighted average shares outstanding (1):
Basic	10,830	10,715	10,805	10,720

Diluted	11,129	10,864	11,125	10,889

(1)	Earnings per share and weighted average shares outstanding for the three and nine months ended March 31, 2002 have been restated to reflect a two-for-one stock split in February 2003.

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)(Unaudited)

	June 30 2002(1)	Mar. 31 2003
Assets
Current assets:
Cash and equivalents	$3,016	$4,300
Short-term investments	35,636	41,878

Total cash and short-term investments	38,652	46,178
Accounts receivable, net of allowance for doubtful accounts of $209 and $206	5,129	4,075
Inventories	673	604
Deferred income taxes	2,112	2,257
Other	2,010	1,558

Total current assets	48,576	54,672
Property and equipment, net	2,268	2,208
Equity and other investments	14,191	13,052
Goodwill	1,426	2,782
Intangible assets, net	243	575
Other long-term assets	942	1,193

Total assets	$67,646	$74,482

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,208	$1,310
Accrued compensation	1,145	1,129
Income taxes	2,022	2,546
Short-term unearned revenue	5,920	6,798
Other	2,449	1,378

Total current liabilities	12,744	13,161
Long-term unearned revenue	1,823	1,734
Deferred income taxes	398	369
Other long-term liabilities	501	936
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 10,718 and 10,722	31,647	34,332
Retained earnings, including accumulated other comprehensive income of $583 and $975	20,533	23,950

Total stockholders’ equity	52,180	58,282

Total liabilities and stockholders’ equity	$67,646	$74,482

(1)	June 30, 2002 balances were obtained from audited financial statements.

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Nine Months Ended Mar. 31
	2002	2003
Operations
Net income	$6,304	$8,072
Depreciation, amortization, and other noncash items	725	967
Net recognized losses on investments	1,252	598
Stock option income tax benefits	1,097	1,001
Deferred income taxes	(717)	(349)
Unearned revenue	7,311	9,056
Recognition of unearned revenue	(5,917)	(8,308)
Accounts receivable	(745)	1,225
Other current assets	(208)	418
Other long-term assets	(37)	(31)
Other current liabilities	1,731	38
Other long-term liabilities	279	421

Net cash from operations	11,075	13,108

Financing
Common stock issued	1,211	1,389
Common stock repurchased	(1,942)	(5,272)
Common stock dividends	—	(857)

Net cash used for financing	(731)	(4,740)

Investing
Additions to property and equipment	(488)	(618)
Acquisition of companies, net of cash acquired	—	(891)
Purchases of investments	(60,248)	(71,197)
Maturities of investments	4,091	7,242
Sales of investments	47,500	58,341

Net cash used for investing	(9,145)	(7,123)

Net change in cash and equivalents	1,199	1,245
Effect of exchange rates on cash and equivalents	(5)	39
Cash and equivalents, beginning of period	3,922	3,016

Cash and equivalents, end of period	$5,116	$4,300

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended Mar. 31		Nine Months Ended Mar. 31
	2002	2003	2002	2003
Common stock and paid-in capital
Balance, beginning of period	$30,175	$33,605	$28,390	$31,647
Common stock issued	444	483	1,485	2,226
Common stock repurchased	(61)	(85)	(202)	(542)
Stock option income tax benefits	346	329	1,097	1,001
Other, net	—	—	134	—

Balance, end of period	30,904	34,332	30,904	34,332

Retained earnings
Balance, beginning of period	21,373	22,207	18,899	20,533

Net income	2,738	2,794	6,304	8,072
Other comprehensive income:
Net gains/(losses) on derivative instruments	1	(36)	(42)	10
Net unrealized investments gains/(losses)	(86)	473	65	333
Translation adjustments and other	(15)	18	44	49

Comprehensive income	2,638	3,249	6,371	8,464
Common stock repurchased	(615)	(649)	(1,874)	(4,190)
Common stock dividends	—	(857)	—	(857)

Balance, end of period	23,396	23,950	23,396	23,950

Total stockholders’ equity	$54,300	$58,282	$54,300	$58,282

See accompanying notes.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrade/enhancements and new products; when technological feasibility is achieved for the Company’s products; the potential outcome of future tax consequences of events that have been recognized in the Company’s financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 2002 Form 10-K.

Revenue Recognition

Revenue for retail packaged products, products licensed to original equipment manufacturers (OEMs), and perpetual licenses for current products under Microsoft’s Open and Select volume licensing programs is generally recognized as products are shipped, with a portion of the revenue recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support and the right to receive unspecified upgrades of Microsoft Internet Explorer on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the sales price of those elements when sold separately (vendor-specific objective evidence) using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related product’s life cycle, which is currently estimated at three years for Windows operating systems and 18 months for desktop applications.

Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Certain multi-year licensing arrangements include rights to receive future versions of software product on a when-and-if-available basis under Open and Select volume licensing programs (currently named Software Assurance and, previously, Upgrade Advantage). In addition, other multi-year licensing arrangements include a perpetual license for current products combined with rights to receive future versions of software products on a when-and-if-available basis under Open, Select, and Enterprise Agreements volume licensing programs. MSN Internet Access subscriptions, Microsoft bCentral subscriptions, and Microsoft Developer Network subscriptions are also accounted for as subscriptions.

Revenue related to the Company’s Xbox game console is recognized upon shipment of the product to retailers. Online advertising revenue is recognized as advertisements are displayed. Consulting services revenue is recognized as services are rendered, generally based on the negotiated hourly rate in the consulting arrangement and the number of hours worked during the period.

Costs related to insignificant obligations, which include telephone support for developer tools software, PC games, computer hardware, and Xbox, are accrued. Provisions are recorded for estimated returns, concessions, and bad debts.

Employee Stock Plans

The Company follows Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for stock option and employee stock purchase plans, which generally does not require income statement recognition of options granted at the market price on the date of issuance. However, certain events, such as the accelerated vesting of options and the exchange of options in a business combination, can trigger recording an expense. The following table illustrates the effect on net income and earnings per share as if the Company had applied the fair value recognition provisions of Statement of Financial Accounting Standards (SFAS) 123, Accounting for Stock-Based Compensation:

	Three Months Ended Mar. 31		Nine Months Ended Mar. 31
(In millions, except earnings per share)	2002	2003	2002	2003
Net income, as reported	$2,738	$2,794	$6,304	$8,072
Add: Stock-based employee compensation expense included in reported net income, net of tax	15	4	79	44
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(618)	(656)	(1,969)	(2,068)

Pro forma net income	$2,135	$2,142	$4,414	$6,048

Earnings per share:
Basic - as reported	$0.25	$0.26	$0.58	$0.75

Basic - pro forma	$0.20	$0.20	$0.41	$0.56

Diluted - as reported	$0.25	$0.26	$0.57	$0.74

Diluted - pro forma	$0.20	$0.20	$0.41	$0.56

Note 2–Stock Split

In February 2003, outstanding shares of the Company’s common stock were split two-for-one. All prior share and per share amounts have been restated to reflect the stock split.

Note 3–Inventories

The components of inventories were as follows:

	June 30 2002	Mar. 31 2003
(In millions)
Finished goods	$505	$420
Raw materials and work in process	168	184

Inventories	$673	$604

Note 4–Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options using the “treasury stock” method.

The components of basic and diluted earnings per share were as follows:

EARNINGS PER SHARE

(In millions, except earnings per share)

	Three Months Ended Mar. 31		Nine Months Ended Mar. 31
	2002	2003	2002	2003
Net income available for common shareholders (A)	$2,738	$2,794	$6,304	$8,072
Weighted average outstanding shares of common stock (B)	10,830	10,715	10,805	10,720
Dilutive effect of employee stock options	299	149	320	169

Common stock and common stock equivalents (C)	11,129	10,864	11,125	10,889

Earnings per share:
Basic (A/B)	$0.25	$0.26	$0.58	$0.75

Diluted (A/C)	$0.25	$0.26	$0.57	$0.74

For the three months ended March 31, 2002 and 2003, 737 million and 1.09 billion shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the nine months ended March 31, 2002 and 2003, 739 million and 1.09 billion shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

Note 5–Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades of Microsoft Internet Explorer on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. The percentage of revenue recorded as unearned due to undelivered elements ranges from approximately 20% to 25% for Windows XP Home, approximately 10% to 15% for Windows XP Professional, and approximately 10% to 15% for desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three years for Windows operating systems and 18 months for desktop applications. Unearned revenue also includes payments for online advertising for which the advertisement has yet to be displayed and payments for post-delivery support services to be performed in the future.

The components of unearned revenue were as follows:

	June 30 2002	Mar. 31 2003
(In millions)
Volume licensing programs	$4,158	$4,971
Undelivered elements	2,830	2,861
Other	755	700

Unearned revenue	$7,743	$8,532

Unearned revenue by segment was as follows:

	June 30 2002	Mar. 31 2003
(In millions)
Client	$3,023	$3,145
Server Platforms	1,595	1,893
Information Worker	2,757	3,138
Other segments	368	356

Unearned revenue	$7,743	$8,532

Of the $8.53 billion of unearned revenue at March 31, 2003, $2.55 billion is expected to be recognized in the fourth quarter of fiscal 2003, $1.94 billion in the first quarter of fiscal 2004, $1.40 billion in the second quarter of fiscal 2004, $916 million in the third quarter of fiscal 2004, and $1.73 billion thereafter.

Note 6–Stockholders’ Equity

The Company repurchases its common shares primarily to manage the dilutive effects of its stock option and stock purchase plans, and other issuances of common shares. During the third quarter of fiscal 2003, the Company repurchased 30.7 million shares of common stock for $734 million, compared to 23.1 million shares for $676 million in the comparable quarter of the prior year. For the first nine months of fiscal 2003, the Company repurchased 190.1 million shares of common stock for $4.7 billion, compared to 71.7 million shares of common stock for $2.0 billion in the comparable period of the prior year. In addition, 5.1 million shares of common stock were acquired in the second quarter of fiscal 2002 as a result of a structured stock repurchase transaction entered into in fiscal 2001. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in Stockholders’ Equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

On January 16, 2003, the Company’s Board of Directors declared an annual dividend on Microsoft common stock of $0.08 per share, payable March 7, 2003 to shareholders of record at the close of business on February 21, 2003.

Note 7–Investment Income

The components of investment income are as follows:

	Three Months Ended Mar. 31		Nine Months Ended Mar. 31
(In millions)	2002	2003	2002	2003
Dividends	$95	$48	$264	$198
Interest	433	407	1,300	1,288
Net recognized gains/(losses) on investments:
Net gains on the sales of investments	1,495	121	2,169	601
Other-than-temporary impairments	(1,186)	(234)	(3,137)	(1,089)
Net unrealized gains/(losses) attributable to derivative instruments	(98)	130	(284)	(110)

Net recognized gains/(losses) on investments	211	17	(1,252)	(598)

Investment income	$739	$472	$312	$888

On February 4, 2002, USA Networks, Inc. (USA) shareholders approved the merger transaction in which USA became the controlling shareholder of Expedia, Inc. As part of the transaction, Microsoft transferred all of its 33.7 million Expedia shares and warrants. In return, Microsoft received 20.1 million shares of USA common stock, 12.8 million shares of USA cumulative convertible preferred stock, and 14.2 million USA warrants. Microsoft recorded a pretax gain of $1.25 billion, which is included in net gains on the sales of investments in investment income.

In conjunction with the definitive agreement to combine AT&T Broadband with Comcast in a new company to be called Comcast Corporation, Microsoft exchanged its AT&T 5% convertible preferred debt for 115 million shares of Comcast Corporation on November 18, 2002, resulting in a $20 million net recognized loss.

Note 8–Contingencies

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

A large number of antitrust and unfair competition class action lawsuits have been filed against Microsoft in various state and Federal courts. The Federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that Microsoft has competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and seek to recover on behalf of variously defined classes of direct and indirect purchasers overcharges Microsoft allegedly charged for these products. To date, courts have dismissed all claims for damages against Microsoft by indirect purchasers under Federal law and in 16 different states. Eight of those state court decisions have been affirmed on appeal. Claims on behalf of foreign purchasers have also been dismissed. Appeals of several of these rulings are still pending. No trials have been held concerning any liability issues. Courts in ten states have ruled that these cases may proceed as class actions, while courts in two states have denied class certification status and another court has ruled that no class action is available for antitrust claims in that state. The Federal District Court has certified a class of direct purchasers of Microsoft operating system software that acquired the software from the shop.Microsoft.com Web site and otherwise denied certification of the proposed classes. The certified class numbers less than 100,000 purchasers. In January 2003, Microsoft reached a preliminary agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the proposed settlement, class members will be able to obtain vouchers with a total face value of $1.1 billion that may be used to purchase certain computer hardware and software. Two-thirds of the amount unclaimed by class members then will be made available to certain schools in California in the form of vouchers to purchase certain computer hardware and software. This proposed settlement still must be approved by the court in California. In March and April 2003, Microsoft also reached similar agreements to settle all claims in Montana and Florida. The total face value of the Montana settlement is $12.3 million, and the total face value of the Florida settlement is $202 million. These proposed settlements are structured similar to the California settlement, except that one-half of the amounts unclaimed by class members will be made available to certain schools in Montana and Florida. The proposed settlements in Montana and Florida have been preliminarily approved by the courts in those states, but still require final approval. The Company intends to continue vigorously defending the remaining lawsuits. The Company estimates the total cost to resolve these cases will range between $870 million and $1.1 billion with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with Financial Accounting Standards Board (FASB) Interpretation 14, Reasonable Estimation of the Amount of a Loss, the Company has recorded a contingent liability of $870 million.

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

On March 8, 2002, Sun Microsystems, Inc. filed suit against Microsoft alleging violations of Federal and state antitrust and unfair competition laws as well as claims under the Federal Copyright Act. Sun seeks injunctive relief and unspecified treble damages along with its fees and costs. Microsoft denies these allegations and will vigorously defend this action. The case has been transferred for pretrial purposes to the U.S. District Court in Baltimore, Maryland and is being coordinated with the antitrust and unfair competition class actions described above. On January 21, 2003, the Court granted Sun’s motion for a preliminary injunction and entered an injunction requiring Microsoft to distribute certain Sun Java software with Microsoft Windows XP and certain other products. The injunction also prohibits Microsoft from distributing its version of Java software in various ways. The U.S. Court of Appeals for the Fourth Circuit granted Microsoft’s request for a stay of the preliminary injunction order and agreed to hear Microsoft’s appeal on an expedited basis. The appeal has been fully briefed and oral argument was heard on April 3, 2003. No ruling has been issued.

Microsoft is the defendant in more than 20 patent infringement cases. Several of these cases are approaching trial. The case of University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, is scheduled for trial in July 2003. The plaintiffs in this case have accused Windows of infringement. The trial of InterTrust v. Microsoft, filed in the U.S. District Court for Northern California on April 26, 2001, is anticipated in 2004. The plaintiff in this case has accused a large number of products, including Windows and Office, of infringement. In each case, if the plaintiff was successful significant damages may be awarded as well as injunctive relief that could adversely impact distribution of Windows or Office. Adverse decisions in some or all of the other pending cases may also result in significant monetary damages or injunctive relief against the Company. Judicial rulings have substantially limited the Company’s exposure to liability in the Reiffin v. Microsoft case, filed in the U.S. District Court for the Northern District of California on January 23, 1998, which was previously reported by the Company.

The Company is also subject to a variety of other claims and suits that arise from time to time in the ordinary course of its business.

While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on the Company’s financial position or its results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and the results of operations for the period in which the effect becomes reasonably estimable.

Note 9–Acquisitions

During the quarter ended September 30, 2002, Microsoft acquired all of the outstanding equity interests of Navision a/s (Navision) and Rare Ltd. (Rare). Navision, headquartered near Copenhagen, Denmark, is a provider of integrated business solutions software for small and mid-sized businesses in the European market. Microsoft acquired Navision on July 12, 2002 for $1.45 billion consisting primarily of $660 million in cash and the issuance of 14.5 million common shares of Microsoft stock. Rare is a video game developer located outside Leicester, England. Rare was acquired on September 24, 2002 for $375 million in cash. Allocations of the purchase price for both acquisitions are in progress and expected to be finalized upon the completion of valuations and resolution of certain estimates made upon closing. Navision and Rare have been consolidated with Microsoft since their respective acquisition dates. Both acquisitions, individually and in the aggregate, are immaterial to Microsoft’s results of operations.

Note 10–Guarantees

In November 2002, the FASB issued Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). FIN 45 elaborates on previously existing disclosure requirements for most guarantees, including loan guarantees such as standby letters of credit. It also clarifies that at the time a company issues a guarantee, the company must recognize an initial liability for the fair value, or market value, of the obligations it assumes under the guarantee and must disclose that information in its interim and annual financial statements. The provisions related to recognizing a liability at inception of the guarantee for the fair value of the guarantor’s obligations does not apply to product warranties or to guarantees accounted for as derivatives. The initial recognition and initial measurement provisions apply on a prospective basis to guarantees issued or modified after December 31, 2002.

The Company has unconditionally guaranteed the repayment of certain Japanese yen denominated bank loans and related interest and fees of Jupiter Telecommunication, Ltd (Jupiter). These guarantees arose on February 1, 2003 in conjunction with the expiration of prior financing arrangements, including previous guarantees by the Company. The financing arrangements were entered into by Jupiter as part of financing its operations. As part of Jupiter’s new financing agreement, the Company agreed to guarantee repayment of the loans by Jupiter of approximately $52 million of financing. The estimated fair value and current carrying value of the guarantees was $10.5 million and did not result in a charge to operations. The guarantees are in effect until the earlier of repayment of the loans, including accrued interest and fees, or February 1, 2009. The maximum amount of the guarantees is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest and any other related expenses. Additionally, the maximum amount of the guarantees, denominated in Japanese yen, will vary based on fluctuations in foreign exchange rates. If the Company was required to make payments under the guarantees, the Company may recover all or a portion of its maximum liability upon liquidation of the investee’s assets. The proceeds from such liquidation cannot be accurately estimated due to the multitude of factors that would affect the valuation and realization of such proceeds of liquidation.

In connection with various operating leases, the Company issued residual value guarantees, which provide that if the Company does not purchase the leased property from the lessor at the end of the lease term, then the Company is liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of March 31, 2003, the maximum amount of the residual value guarantees was approximately $271 million. The Company’s management believes that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to the Company currently exists.

From time to time, the Company provides indemnifications of varying scope to customers against claims of intellectual property infringement made by third parties arising from the use of Microsoft products. To date, the Company has not encountered material costs as a result of such obligations and has not accrued any liabilities related to such indemnifications in its financial statements.

The Company’s product warranty accrual reflects management’s best estimate of probable liability under its product warranties (primarily relating to the Xbox console). Management determines the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence. Changes in the product warranty accrual for the nine months ended March 31, 2003 were as follows (in millions):

Balance, beginning of period	$8
Payments made	—
Change in liability for warranties issued during the period	15
Change in liability for preexisting warranties	(5)

Balance, end of period	$18

Note 11–Segment Information

(In millions)

Three Months Ended Mar. 31	Revenue	Operating Income/(Loss)
2002
Client	$2,303	$1,875
Server Platforms	1,369	343
Information Worker	2,061	1,608
Business Solutions	75	(48)
MSN	501	(141)
CE/Mobility	24	(46)
Home and Entertainment	943	(97)
Reconciling Amounts	(31)	(196)

Consolidated	$7,245	$3,298

2003
Client	$2,501	$1,988
Server Platforms	1,586	421
Information Worker	2,466	1,939
Business Solutions	148	(67)
MSN	619	(92)
CE/Mobility	39	(42)
Home and Entertainment	493	(190)
Reconciling Amounts	(17)	(242)

Consolidated	$7,835	$3,715

Nine Months Ended Mar. 31	Revenue	Operating Income/(Loss)
2002
Client	$7,038	$5,655
Server Platforms	4,144	1,095
Information Worker	6,188	4,841
Business Solutions	222	(128)
MSN	1,394	(552)
CE/Mobility	79	(142)
Home and Entertainment	2,013	(344)
Reconciling Amounts	34	(1,389)

Consolidated	$21,112	$9,036

2003
Client	$7,828	$6,395
Server Platforms	4,775	1,438
Information Worker	7,250	5,740
Business Solutions	394	(228)
MSN	1,719	(346)
CE/Mobility	90	(113)
Home and Entertainment	2,280	(715)
Reconciling Amounts	(214)	(1,147)

Consolidated	$24,122	$11,024

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

The Client segment includes revenue and operating expenses associated with Windows XP Professional and Home, Windows 2000 Professional, Windows NT Workstation, Windows Me, Windows 98, Tablet PC, and operating system software for use in devices other than PCs (embedded systems). Server Platforms segment consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, Systems Management Server, Windows Terminal Server, and Small Business Server. It also includes BackOffice/Core CALs, developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Information Worker segment includes Microsoft Office, Microsoft Project, Visio, other information worker products, SharePoint Portal Server CALs, and professional product support services. Business Solutions includes Microsoft Great Plains and Navision business management solutions, and bCentral business services. MSN includes MSN Subscription and MSN Network services. CE/Mobility includes Pocket PC, Handheld PC, SmartPhone, other Mobility, CE operating systems, and MapPoint. Home and Entertainment includes the Xbox video game system, PC games, consumer software and hardware, and TV platform. Prior period revenue and operating income/(loss) for Information Worker and CE/Mobility have been restated to reflect the third quarter 2003 reorganization of MapPoint from Information Worker to CE/Mobility.

Reconciling amounts include adjustments to state revenue and operating income in accordance with U.S. GAAP and corporate level expenses not specifically attributed to a segment. For revenue, reconciling items include certain undelivered elements of unearned revenue and allowances for certain sales returns and rebates. For the three months ended March 31, reconciling items for operating income/(loss) include general and administrative expenses ($246 million in 2002 and $300 million in 2003), broad-based research and development expenses ($54 million in 2002 and $59 million in 2003), and certain corporate level sales and marketing costs ($105 million in 2002 and $153 million in 2003). For the nine months ended March 31, reconciling items for operating income/(loss) include general and administrative expenses ($1.27 billion in 2002 and $910 million in 2003), broad-based research and development expenses ($158 million in 2002 and $167 million in 2003), and certain corporate level sales and marketing costs ($331 million in 2002 and $425 million in 2003). The internal segment operating income or loss also includes non-GAAP accelerated methods of depreciation and amortization. Additionally, losses on equity investees and minority interest are classified in operating income for internal reporting presentations.

The revenue amounts discussed in Item 2 – Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) of this Form 10-Q differ from those reported in this Segment Information footnote because reconciling items have been allocated to those segments for purposes of MD&A. The revenue and operating income/(loss) figures in this footnote represent amounts reported internally for management reporting, while the revenue and operating income/(loss) figures in the MD&A reflect revenue recognized in accordance with U.S. GAAP.

The following table presents the Company’s segment revenues, determined in accordance with U.S. GAAP:

	Three Months Ended Mar. 31		Nine Months Ended Mar. 31
(In millions)	2002	2003	2002	2003
Client	$2,295	$2,535	$6,945	$7,890
Server Platforms	1,511	1,827	4,515	5,215
Information Worker	2,128	2,327	6,045	6,880
Business Solutions	75	147	222	388
MSN	404	508	1,124	1,394
CE/Mobility	21	38	64	90
Home and Entertainment	778	453	2,005	2,265
Other (1)	33	—	192	—

Consolidated	$7,245	$7,835	$21,112	$24,122

(1)	Represents revenue from Microsoft’s majority ownership of Expedia, Inc., which was sold in February 2002.

Note 12–Subsequent Event

On April 30, 2003, Microsoft acquired PlaceWare, Inc. for approximately $200 million, consisting primarily of cash. PlaceWare is a provider of Web conferencing services that enable businesses to conduct real-time, interactive presentations and meetings over the Internet. The Company is in the process of determining the purchase price allocation for this acquisition. Such acquisition is not expected to materially effect Microsoft’s results of operations.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of Microsoft Corporation:

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the Company) as of March 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended March 31, 2003 and 2002. These financial statements are the responsibility of the Company’s management.

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

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2002, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated July 18, 2002 (which includes an explanatory paragraph relating to the adoption of Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2002 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/    DELOITTE & TOUCHE LLP

DELOITTE & TOUCHE LLP

Seattle, Washington

April 15, 2003

Item 2.    Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations

Revenue

Revenue for the third quarter of fiscal year 2003 was $7.84 billion, an increase of 8% over the third quarter of fiscal year 2002. The revenue growth was driven primarily by recognition of unearned revenue from multi-year licensing in prior periods partially offset by a 42% decrease in Home and Entertainment revenue, which was primarily due to the launch of the Xbox console in Europe and Japan in the third quarter of fiscal 2002.

Revenue for the first nine months of fiscal year 2003 was $24.12 billion, a 14% increase over the first nine months of fiscal year 2002. The revenue growth was driven primarily by multi-year licensing prior to the Company’s transition to its new licensing program (Licensing 6.0) in the first quarter of fiscal 2003. Prior to the July 31, 2002 transition date to Licensing 6.0, the Company experienced significant growth in multi-year licensing arrangements as customers enrolled in the Company’s maintenance programs, including Upgrade Advantage and Software Assurance. In addition to the growth in revenue from multi-year licensing, but to a lesser extent, the revenue growth reflected a 17% increase associated with OEM licensing of Microsoft Windows operating systems and a 25% increase in revenue from Microsoft Xbox video game consoles.

Operating Income

Operating income for the third quarter of fiscal year 2003 was $3.72 billion, an increase of $417 million or 13% over the third quarter of fiscal year 2002. The growth in operating income reflects an increase of $590 million in revenue, partially offset by the $173 million growth in operating expenses.

Operating income for the first nine months of fiscal year 2003 was $11.02 billion, an increase of $1.99 billion over the first nine months of fiscal year 2002. The growth in operating income reflects an increase of $3.01 billion in revenue, partially offset by an increase of $1.02 billion in operating expenses.

Product Revenue/Operating Income (Loss)

Microsoft revised its segments for fiscal year 2003. Microsoft’s seven segments are: Client, Server Platforms, Information Worker, Business Solutions, MSN, CE/Mobility, and Home and Entertainment. The revenue amounts in this Management’s Discussion and Analysis (MD&A) differ from those reported in the Company’s Segment Information appearing in Note 11 of the Notes to Financial Statements because reconciling items described in Note 11 have been allocated to the segments for purposes of MD&A. The revenue and operating income/(loss) figures in Note 11 represent amounts reported internally for management reporting, while the revenue and operating income/(loss) figures in MD&A reflect revenue recognized in accordance with U.S. GAAP.

Client includes revenue from Windows XP Professional and Home, Windows 2000 Professional, Windows NT Workstation, Windows Me, Windows 98, Tablet PC, and operating system software for use in devices other than PCs (embedded systems). Client revenue was $2.54 billion in the third quarter, increasing $240 million or 10% compared to $2.30 billion in the third quarter of the prior year. The quarterly revenue growth was driven by a $185 million or 10% increase in OEM licensing of Windows operating systems and $55 million of growth in organizational and retail licensing revenue, primarily from revenue recognition of unearned revenue from prior periods’ multi-year licensing. This revenue growth also reflects a 9 percentage point increase to 56% of the mix of the higher priced Windows Professional operating systems, the majority of which was in the OEM channel. Offsetting the shift to higher priced Windows operating systems was the effect of a decrease in inventory levels at certain multinational OEMs within the third quarter of fiscal 2003 leading to a 4% decline in licenses purchased compared to the prior year’s third quarter. Client operating profit increased 8% in the third quarter of fiscal 2003 primarily as a result of the 10% growth in revenue, partially offset by a 20% increase in operating expenses attributed to headcount-related costs and increased marketing expenses.

Client revenue was $7.89 billion in the first nine months of fiscal 2003, representing $945 million or 14% growth from the first nine months of the prior year. The nine month revenue growth reflected a $880 million or 17% increase in OEM licensing revenue, led by a continued mix shift to the higher priced Windows XP Professional operating system and a $66 million increase in organizational licensing and retail sales, primarily from revenue recognition of unearned revenue from prior periods’ multi-year licensing. Client operating profit for the first nine months of fiscal year 2003 increased 16% primarily as a result of the 14% growth in revenue and a decrease in marketing expense reflecting the launch of Windows XP in the prior year, partially offset by a 4% increase in other operating expenses, largely attributed to headcount additions and related costs.

The Company does not expect the revenue growth attributed to the mix toward the higher priced Windows Professional operating system to continue into fiscal 2004 as the majority of the revenue growth has been realized in the current and prior fiscal years. The Company completed its transition to new OEM licensing terms at the beginning of fiscal year 2003, under which OEMs are billed upon their acquisition of Certificates of Authenticity (COAs) rather than upon the shipment of PCs to their customers. This transition has resulted in some cases in revenue related to COA inventory accumulation at OEMs and in other cases, a decrease in reported licenses as OEMs lower their inventory levels. The Company’s OEM licensing terms will continue to drive a variance between reported licenses and underlying PC shipments and thus will have a related effect on reported Client OEM revenue.

Server Platforms consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, Systems Management Server, Windows Terminal Server, and Small Business Server. It also includes BackOffice/Core CALs, developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Server Platforms revenue grew 21% to $1.83 billion in the third quarter, driven by an increase in Windows-based server shipments. Server revenue including CALs grew $181 million or 17% from the prior year’s third quarter, including a 39% revenue growth in SQL Server and a 59% growth in Exchange revenue. Revenue from developer tools, training, certification, Microsoft Press and other services increased $93 million or 40% due to recognition of previously unearned revenue. Consulting and Premier product support services increased $42 million or 18% compared to the prior year’s third quarter. Server operating profit for the third quarter grew 24%, primarily as a result of the 21% increase in revenue.

Server Platforms revenue grew $700 million or 16% to $5.22 billion in the first nine months of fiscal 2003, driven overall by a $536 million or 17% increase in Server and Server applications revenue, led by an increase in Windows-based server shipments, a $107 million or 17% increase in revenue from developer tools, training, certification, Microsoft Press and other services, and $58 million or 8% increase in consulting and Premier product support services. Server operating profit for the first nine months grew 22%, primarily as a result of the 16% increase in revenue.

Information Worker includes revenue from Microsoft Office, Microsoft Project, Visio, other information worker products, SharePoint Portal Server CALs, and professional product support services. Revenue from Information Worker was $2.33 billion in the third quarter of fiscal 2003, increasing 9% from the prior year’s third quarter. Office and other standalone applications revenue growth was $194 million or 9% due to recognition of unearned revenue from strong multi-year licensing in prior periods. Information Worker operating profit for the third quarter grew 7% led by the 9% increase in revenue, partially offset by a 20% growth in operating expenses related to headcount additions and marketing expenses.

Revenue from Information Worker was $6.88 billion in the first nine months of fiscal 2003, increasing $835 million or 14% from the prior year’s first nine months. This increase was primarily due to the recognition of unearned revenue from a large increase in multi-year licenses signed prior to the transition to the Company’s Licensing 6.0 programs. Information Worker operating profit for the first nine months grew 13% led by the 14% increase in revenue, partially offset by a 15% growth in operating expenses related to headcount additions and marketing expenses.

Business Solutions includes Microsoft Great Plains, Navision, and bCentral. Business Solutions revenue for the third quarter was $147 million compared to $75 million in the prior year’s third quarter. Business Solutions revenue for the first nine months of fiscal 2003 was $388 million compared to $222 million in the prior year’s first nine months. A total of $72 million in the third quarter and $160 million in the first nine months is attributable to additional sales revenue from the acquisition of Navision at the beginning of the fiscal year. Business Solutions operating loss for the third quarter and first nine months of fiscal 2003 increased 40% and 54%, respectively, primarily due to acquisition costs and operating losses associated with Navision and increases in sales and marketing expenses.

MSN includes MSN Subscription and MSN Network services. MSN revenue totaled $508 million in the third quarter compared to $404 million in the prior year’s third quarter. MSN revenue totaled $1.39 billion in the first nine months of fiscal 2003 compared to $1.12 million in the prior year’s first nine months. MSN Subscription revenue grew $22 million or 9% in the third quarter and $80 million or 11% in the first nine months of fiscal year 2003 reflecting an increase in revenue generating subscribers due to a reduction in promotional subscribers as promotional programs began to lapse. MSN Subscribers at the end of third quarter of fiscal year 2003 totaled 8.7 million, compared to 8.4 million at the end of the third quarter of fiscal year 2002. MSN Network services revenue grew $82 million or 55% in the third quarter and $190 million or 48% in the first nine months of fiscal 2003 as a result of growth in paid search and strong general advertising revenue across all geographic regions. MSN operating loss for the third quarter and first nine months of fiscal 2003 decreased 45% and 43%, respectively, primarily as a result of the growth in revenue and lower relative subscription support costs.

CE/Mobility includes Pocket PC, Handheld PC, SmartPhone, other Mobility, CE operating systems, and MapPoint. Third quarter revenue totaled $38 million, compared to $21 million in the prior year’s third quarter. Operating loss for the third quarter of fiscal 2003 increased 60% from the prior year as higher marketing expenses and headcount-related costs associated with product development more than offset the growth in revenue. Revenue for the first nine months of fiscal 2003 totaled $90 million, compared to $64 million in the prior year’s first nine months. The increase in revenue was driven by increased Pocket PC shipments, launch of SmartPhone, and market acceptance of Windows CE, partially offset by declines in revenue from Handheld PCs. Operating loss for the first nine months of fiscal 2003 increased 35% from the prior year as higher marketing expenses and headcount-related costs associated with product development more than offset the growth in revenue. Prior period CE/Mobility revenue and operating loss has been restated to reflect the third quarter 2003 reorganization of MapPoint from Information Worker to CE/Mobility.

Home and Entertainment includes the Xbox video game system, PC games, consumer software and hardware, and TV platform. Home and Entertainment revenue was $453 million in the third quarter of fiscal 2003, decreasing 42% from $778 million in the prior year’s third quarter. Of the revenue decrease in Home and Entertainment, $262 million was related to lower sales of Xbox video game systems and related games in all geographic regions, compared to the prior year’s third quarter. The revenue decline in Xbox for the third quarter of fiscal 2003 compared to the prior year resulted from a $174 million decrease due to lower volume of Xbox consoles, games, and peripherals and a $88 million decrease due to price changes. The prior year’s third quarter reflected the launch of Xbox in Europe and Japan, and sales in the United States from the launch in the preceding quarter. Revenue from consumer hardware and software and PC games declined $62 million or 22% in the third quarter compared to a year ago. Operating loss for the third quarter of fiscal 2003 increased 96% from the prior year as the result of the 42% decline in revenue and increased operating expenses, primarily marketing expenses.

Home and Entertainment revenue was $2.27 billion in the first nine months of fiscal 2003, increasing from $2.01 billion in the prior year’s first nine months. Of the overall revenue increase in Home and Entertainment, $277 million of the increase was attributed to sales of Xbox video game systems and related games which were available for all of fiscal 2003. The revenue growth in Xbox for the first nine months of fiscal 2003 compared to the prior year resulted from a $777 million increase in volume for Xbox consoles, games, and peripherals partially offset by a $500 million decrease due to price changes. Revenue from consumer hardware and software and PC games declined $17 million or 2% in the first nine months compared to a year ago. Operating loss for the first nine months of fiscal 2003 increased 110% from the prior year as the product costs associated with the Xbox console sales growth and marketing expense growth more than offset the 13% increase in revenue.

Distribution Channels Revenue

Microsoft distributes its products primarily through OEM licenses, organizational licenses, online services and products, and retail packaged products. These distribution channels are aligned geographically with the exception of OEM customers, which are generally managed centrally.

The Company’s three major geographic sales and marketing organizations are the Americas Region; the Europe, Middle East, and Africa Region (EMEA); and the Japan and Asia-Pacific Region. For fiscal year 2003, Microsoft reorganized the alignment of countries located in the South Pacific to be included as part of the Japan and Asia-Pacific region. Prior year geographic revenue has been adjusted to conform to the current presentation. Sales of organization licenses and retail packaged products via these channels are primarily to and through distributors and resellers.

OEM channel revenue represents license fees from original equipment manufacturers who pre-install Microsoft products, primarily on PCs. OEM revenue for the third quarter was $2.50 billion, up 9% from $2.29 billion in the comparable quarter of fiscal 2002. The OEM revenue growth reflects a 44% increase in Windows Professional revenue due to an increase in the mix of the higher priced Windows Professional licenses, and 36% Server revenue growth, partially offset by a 4% decline in reported licenses, compared to an estimated small increase in PC shipments compared to the prior year,. The growth rate was negatively affected by a decrease in inventory levels at certain multinationals during the third quarter of 2003, leading to lower licenses purchased. OEM revenue for the first nine months of fiscal 2003 was $7.69 billion, up 16% from $6.66 billion in the comparable first nine months of fiscal 2002. The OEM revenue growth reflects a 57% increase in Windows Professional revenue due to an increase in the mix of the higher priced Windows Professional licenses. The Company does not expect the revenue growth attributed to the mix toward the higher priced Windows Professional operating system to continue into fiscal 2004 as the majority of the revenue growth has been realized in the current and prior fiscal years. The Company expects the transition to its new OEM licensing terms, as previously described under Client, to continue to have an effect on OEM revenue growth relative to underlying PC shipments.

Americas Region revenue in the third quarter was $2.91 billion, an increase of 9% compared to $2.66 billion in the prior year’s third quarter. The Americas region revenue growth was primarily the result of recognition of unearned revenue from multi-year licensing in prior periods for Client, Information Worker and Server products. This revenue growth was partially offset by a $137 million or 37% decrease in Home and Entertainment revenue compared to the prior year’s third quarter, primarily reflecting the launch of the Xbox gaming console in the prior year. Americas Region revenue in the first nine months of fiscal 2003 was $8.90 billion, an increase of 9% compared to $8.16 billion in the prior year’s first nine months. The nine months revenue growth reflected $295 million or 13% increase in Information Worker revenue, $276 million or 13% increase in Server Platforms revenue, and $77 million or 6% increase in Home and Entertainment revenue, partially offset by a $192 million decrease as a result of the sale of Expedia, Inc. in fiscal 2002.

Europe, Middle East, and Africa Region revenue was $1.56 billion, increasing 12% from the $1.39 billion reported in the third quarter of the prior year. Revenue growth reflected recognition of unearned revenue from multi-year licensing in prior periods for Client, Information Worker and Server products. The acquisition of Navision in the first quarter of 2003 also led to a $60 million increase in third quarter revenue in the region compared to the prior year’s third quarter. The revenue growth was further aided by favorable foreign exchange rates compared to the prior year’s third quarter exchange rates. Had foreign exchange rates been constant with those of the third quarter of 2002, revenue in the region would have increased 1% instead of increasing 12%, excluding any effects of hedging gains and losses. Partially offsetting the revenue growth, Home and Entertainment sales declined $100 million from the third quarter of fiscal 2002, primarily reflecting the launch of the Xbox console in Europe in the third quarter of fiscal 2002. Europe, Middle East, and Africa Region revenue was $4.92 billion in the first nine months of fiscal 2003, increasing 26% from the $3.91 billion reported in the first nine months of the prior year. The acquisition of Navision in the first quarter of 2003 also led to a $131 million increase in the first nine months revenue in the region compared to the prior year’s first nine months. Had foreign exchange rates been constant with those of the first nine months of 2002, revenue in the region would have increased 16% instead of increasing 26%, excluding any effects of hedging gains and losses.

Japan and Asia-Pacific Region revenue decreased 4% to $871 million from $912 million in the third quarter of the prior year. The region’s revenue decrease reflected a $59 million or 50% decline in Home and Entertainment sales, primarily from the launch of the Xbox console in Japan in the third quarter of fiscal 2002, a $15 million decrease in Client revenue, partially offset by $32 million in growth in Server Platforms and other products revenue. Had foreign exchange rates been constant with those of the third quarter of 2002, revenue in the region would have decreased 10% instead of decreasing 4%, excluding any effects of hedging gains and losses. Japan and Asia-Pacific Region revenue increased 9% to $2.60 billion from $2.39 billion in the first nine months of fiscal 2002. Had foreign exchange rates been constant with those of the first nine months of 2002, revenue in the region would have increased 6% instead of increasing 9%, excluding any effects of hedging gains and losses.

Translated international revenue is affected by foreign exchange rates. The net impact of foreign exchange rates on revenue was positive in the third quarter compared to a year ago, primarily due to a stronger Euro and Japanese yen versus the U.S. dollar. Had the rates from the prior year’s comparable quarter been in effect in the third quarter of fiscal 2003, translated international revenue billed in local currencies would have been approximately $210 million lower. Had the rates from the prior year’s first nine months been in effect in the first nine months of fiscal 2003, translated international revenue billed in local currencies would have been approximately $455 million lower. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Operating Expenses

Cost of revenue includes manufacturing and distribution costs for products and programs sold, operation costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. Cost of revenue was $1.22 billion, or 15.5% of revenue, in the third quarter, compared to $1.40 billion, or 19.3% of revenue, in the third quarter of the prior year. The decrease as percentage of revenue was substantially all from the decrease in Home & Entertainment costs associated with a decline in the volume of Xbox video game consoles, partially offset by improvement in Home and Entertainment product cost margins. For the first nine months of fiscal 2003, cost of revenue was $4.45 billion, or 18.4% of revenue, compared to $3.82 billion, or 18.1% of revenue, in the first nine months of fiscal 2002. The primary driver of the increase as a percentage of revenue was a 1.2 percentage point increase in the volume of Home and Entertainment products, partially offset by improved margins of Home and Entertainment products and a 0.9 percentage point decrease in all other products costs in the first nine months of fiscal year 2003 compared to the first nine months of fiscal year 2002.

Research and development expenses include the payroll, employee benefits, and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for global markets, and the amortization of purchased software code and services content. Research and development expenses in the third quarter of fiscal 2003 were $1.11 billion, an increase of $45 million or 4% over the third quarter of the prior year. The increase was primarily due to a 4% increase in headcount-related costs and, to a lesser extent, a 12% increase in third-party product development costs and a 22% increase in amortization of purchased software code. Research and development expenses for the first nine months of fiscal 2003 were $3.32 billion, an increase of 6% compared to the first nine months of fiscal 2002. The increase reflects a 5% increase in headcount-related costs and, to a lesser extent, a 28% increase in third-party product development costs and a 36% increase in amortization of purchased software code.

Sales and marketing expenses include the payroll, employee benefits, and other headcount-related costs associated with sales and marketing headcount and marketing expenses including advertising, promotions, tradeshows, seminars, and other programs. Sales and marketing expenses were $1.49 billion in the third quarter, or 19.1% of revenue, compared to $1.24 billion in the third quarter of the prior year, or 17.1% of revenue. Sales and marketing costs increased in absolute dollars due to a 16% increase in marketing expense for several initiatives and a 26% increase in sales expenses associated with sales headcount additions and related costs, primarily additions to the Enterprise and Small/Medium Business sales forces. Sales and marketing expenses were $4.42 billion in the first nine months of fiscal 2003, or 18.3% of revenue, compared to $3.86 billion in the first nine months of fiscal 2002, or 18.3% of revenue. Sales and marketing costs for the first nine months of fiscal 2003 increased in absolute dollars due to a 19% increase in sales expenses related to headcount additions, principally to the Enterprise and Small/Medium Business sales forces, and a 10% increase in marketing expenses.

General and administrative costs include the payroll, employee benefits, and other headcount-related costs associated with the finance, legal, facilities, certain human resources, and other administrative headcount, legal fees, and other administrative fees. General and administrative costs were $300 million, or 3.8% of revenue, in the third quarter compared to $246 million, or 3.4% of revenue, in the comparable quarter of the prior year. General and administrative costs increased principally due to a 15% increase in headcount-related costs. In the first nine months of fiscal 2003, general and administrative costs were $910 million compared to $1.27 billion in the first nine months of fiscal 2002. General and administrative costs included a charge of approximately $660 million in the second quarter of 2002 and $210 million in the second quarter of 2003 reflecting the Company’s estimate of costs related to resolving pending state antitrust and unfair competition consumer class action lawsuits.

Non-operating Items, Investment Income, and Income Taxes

Losses on equity investees and other incorporates Microsoft’s share of income or loss from equity method investments and income or loss attributable to minority interests. Losses on equity investees and other increased to $19 million in the third quarter of fiscal 2003, compared to $11 million in the comparable quarter of fiscal 2002, due to a larger loss from the Company’s equity investment in MSNBC entities and T1MSN. Losses on equity investees and other declined to $53 million in the first nine months of fiscal 2003, compared to $78 million in the comparable period of fiscal 2002. This decrease was primarily a result of a reduction in the number of equity investees through fiscal year 2002 due to divestitures of such investments.

The components of investment income are as follows:

	Three Months Ended Mar. 31		Nine Months Ended Mar. 31
(In millions)	2002	2003	2002	2003
Dividends	$95	$48	$264	$198
Interest	433	407	1,300	1,288
Net recognized gains/(losses) on investments:
Net gains on the sales of investments	1,495	121	2,169	601
Other-than-temporary impairments	(1,186)	(234)	(3,137)	(1,089)
Net unrealized gains/(losses) attributable to derivative instruments	(98)	130	(284)	(110)

Net recognized gains/(losses) on investments	211	17	(1,252)	(598)

Investment income	$739	$472	$312	$888

On February 4, 2002, USA Networks, Inc. (USA) shareholders approved the merger transaction in which USA became the controlling shareholder of Expedia, Inc. As part of the transaction, Microsoft transferred all of its 33.7 million Expedia shares and warrants. In return, Microsoft received 20.1 million shares of USA common stock, 12.8 million shares of USA cumulative convertible preferred stock, and 14.2 million USA warrants. Microsoft recorded a pretax gain of $1.25 billion, which is included in net gains on the sales of investments in investment income.

In conjunction with the definitive agreement to combine AT&T Broadband with Comcast in a new company to be called Comcast Corporation, Microsoft exchanged its AT&T 5% convertible preferred debt for 115 million shares of Comcast Corporation on November 18, 2002, resulting in a $20 million net recognized loss.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. The Company employs a systematic methodology that considers available evidence in evaluating potential impairment of its investments. In the event that the cost of an investment exceeds its fair value, the Company evaluates, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as the Company’s intent and ability to hold the investment. The Company also considers specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

For the three months ended March 31, 2003, other-than-temporary impairments of $214 million were recorded due to general market conditions and $20 million due to specific adverse conditions. The $1.19 billion of other-than-temporary impairments for the three months ended March 31, 2002 were recorded due to general market conditions. For the nine months ended March 31, 2003, $885 million were recorded due to general market conditions and $204 million due to specific adverse conditions. For the nine months ended March 31, 2002, $1.79 billion were recorded due to general market conditions and $1.35 billion due to specific adverse conditions.

The effective tax rate for the third quarter of fiscal 2003 is 33%. The effective tax rate for the first nine months of fiscal 2003 is approximately 31.9%, reflecting a one-time benefit in the second quarter of $126 million from the reversal of previously accrued taxes. The tax reversal stems from a 9th Circuit Court of Appeals ruling in December 2002 reversing a previous Tax Court ruling that had denied tax benefits on certain revenue earned from the distribution of software to foreign customers. Excluding this reversal, the effective tax rate for the first nine months would have been 33% and is expected to be 33% for the remainder of fiscal year 2003. The effective tax rate for fiscal 2002 was 32%.

Financial Condition

Cash and short-term investments totaled $46.18 billion as of March 31, 2003. Cash flow from operations was $13.11 billion in the first nine months of fiscal 2003, an increase of $2.03 billion from the first nine months of the prior year. The increase reflects strong growth in operating income and collections of accounts receivable. Cash used for financing was $4.74 billion in the first nine months of fiscal 2003, an increase of $4.01 billion from the first nine months of the prior year, reflecting an increase in stock repurchases and the payment of an $857 million cash dividend. During the first nine months of fiscal 2003, the Company repurchased 190.1 million shares of common stock, compared to 71.7 million shares of common stock in the comparable period of the prior year. In addition, 5.1 million shares of common stock were acquired in the second quarter of fiscal 2002 as a result of a structured stock repurchase transaction entered into in fiscal 2001. On January 16, 2003, the Company’s Board of Directors declared an annual dividend on Microsoft common stock of $0.08 per share, payable March 7, 2003 to shareholders of record at the close of business on February 21, 2003. Cash used for investing was $7.12 billion in the first nine months of fiscal 2003, a decrease of $2.02 billion from the first nine months of the prior year.

Microsoft has no material long-term debt. Stockholders’ equity at March 31, 2003 was $58.28 billion. Microsoft will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $147 million on March 31, 2003. The Company has not engaged in any transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

Management believes existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements. Microsoft’s philosophy regarding the maintenance of a balance sheet with a large component of cash and short-term investments, as well as equity and other investments, reflects Microsoft’s views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to Microsoft’s business model. The Company continuously assesses its investment management approach in view of its current and potential future needs.

Recently Issued Accounting Standards

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to older entities in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The Company does not believe the adoption of the Interpretation will have a material impact on its financial statements.

Critical Accounting Policies

Microsoft’s financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for Microsoft include revenue recognition, impairment of investment securities, impairment of goodwill, accounting for research and development costs, accounting for legal contingencies, and accounting for income taxes.

Microsoft accounts for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. End users receive certain elements of the Company’s products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades of Microsoft Internet Explorer on a when-and-if-available basis, the fair value of which is recognized over the product’s estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

Statement of Financial Accounting Standards (SFAS) 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than temporarily impaired. This determination requires significant judgment. In making this judgment, Microsoft evaluates, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow; and the Company’s intent and ability to hold the investment.

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

Litigation. As discussed in Note 8—Contingencies of the Notes to Financial Statements, the Company is subject to a variety of claims and lawsuits. While the Company believes that none of the litigation matters in which the Company is currently involved will have a material adverse impact on the Company’s financial position or results of operations, it is possible that one or more of these matters could be resolved in a manner that would ultimately have a material adverse impact on the business of the Company, and could negatively impact its revenues, operating margins, and net income.

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

Declines in Demand for Software. If overall market demand for PCs, servers and other computing devices declines significantly, or consumer or corporate spending for such products declines, Microsoft’s revenue growth will be adversely affected. Additionally, the Company’s revenues would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products because new product offerings are not perceived as adding significant new functionality or other value to prospective purchasers. A significant number of customers purchased license agreements providing upgrade rights to specific licensed products prior to the transition to Licensing 6.0 in July 2002. These agreements will expire in 2004 and 2005 and the rate at which such customers renew these contracts could adversely affect future revenues.

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

General Economic and Geo-Political Risks. Continued softness in corporate information technology spending or other changes in general economic conditions that affect demand for computer hardware or software could adversely affect the Company’s revenues. Terrorist activity and armed conflict pose the additional risk of general economic disruption and could require changes in Microsoft’s international operations and security arrangements; increasing the Company’s operating costs. These conditions lend additional uncertainty to the timing and budget for technology investment decisions by the Company’s customers.

Competition. The Company continues to experience intensive competition across all markets for its products and services. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs such as marketing and sales incentives, resulting in lower revenues, gross margins and operating income.

Taxation of Extraterritorial Income. In August 2001, a World Trade Organization (“WTO”) dispute panel determined that the extraterritorial tax (“ETI”) provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures Agreement. The U.S. government appealed the panel’s decision and lost its appeal. On January 29, 2002, the WTO Dispute Settlement Body adopted the Appellate Body report. President Bush has stated the U.S. will bring its tax laws into compliance with the WTO ruling, but the Administration and Congress have not decided on a solution for this issue. In July 2002, Representative Bill Thomas, Chairman of the House Ways and Means Committee, introduced the American Competitiveness and Corporate Accountability Act of 2002. The Thomas bill was not enacted into law and lapsed with the end of the 107th Congress, but Chairman Thomas has suggested that he may introduce a bill in this Congress repealing ETI. In April 2003, Ways and Means Committee members Crane and Rangel introduced H.R. 1769, the Job Protection Act of 2003, that would repeal ETI with a five year phase out, and replace ETI with a partial tax exclusion for certain domestic production activities. On August 30 2002, a WTO arbitration panel determined that the European Union may impose up to $4.04 billion per year in countermeasures if the U.S. rules are not brought into compliance. In March 2003, the European Union approved a retaliation list of specific products but has not yet imposed sanctions. The WTO decision does not repeal the ETI tax benefit and it does not require the European Union to impose trade sanctions, so it is not possible to predict what impact the WTO decision will have on future results pending final resolution of these matters. If the ETI exclusion is repealed and replacement legislation is not enacted, the loss of tax benefit to the Company could be significant.

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

Other. Other issues and uncertainties may include: warranty and other claims for hardware products such as Xbox; the effects of the Consent Decree in United States v. Microsoft and Final Judgment in State of New York, et al v. Microsoft on the Windows operating system and server business, including those associated with protocol and other disclosures required by the Decree and Final Judgment and the ability of PC manufacturers to hide end user access to certain new Windows features; the continued availability of third party distribution channels for MSN service and other online services; and financial market volatility or other changes affecting the value of the Company’s investments, such as the Comcast Corporation securities held by Microsoft, that may result in a reduction in carrying value and recognition of losses including impairment charge.

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

Certain securities in the Company’s equity portfolio are held for strategic purposes. The Company hedges the value of a portion of these securities through the use of derivative contracts such as put-call collars. In these arrangements, the Company hedges a security’s market risk below the purchased put strike and forgoes most or all of the benefits of the security’s appreciation above the sold call strike, in exchange for premium received for the sold call. The Company also holds equity securities for general investment return purposes. The Company has incurred material impairment charges related to these securities. The VAR amounts disclosed below are used as a risk management tool and reflect an estimate of potential reductions in fair value of the Company’s portfolio. Losses in fair value over a 20-day holding period can exceed the reported VAR by significant amounts and can also accumulate over a longer time horizon than the 20-day holding period used in the VAR analysis. VAR amounts are not necessarily reflective of potential accounting losses, including determinations of other-than-temporary losses in fair value in accordance with U.S. GAAP.

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

The following table sets forth the VAR calculations for substantially all of the Company’s positions:

(In millions) Risk Categories	June 30, 2002	Mar. 31 2003	Three Months Ended Mar. 31, 2003
			Average	High	Low
Interest Rates	$472	$763	$687	$763	$637
Currency Rates	310	113	156	287	90
Equity Prices	602	1,043	958	1,067	896

The total VAR for the combined risk categories is $908 million at June 30, 2002 and $1.24 billion at March 31, 2003. The total VAR is 34% less at June 30, 2002 and 35% less at March 31, 2003 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks. The reasons for the change in VAR in the portfolios of the reporting period include: exchange of AT&T convertible bond into shares of Comcast Corporation in November 2002, which increased Microsoft’s equity holdings for the period, and increase in the size and duration of the portfolio.

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

Part II. Other Information

Item 1.    Legal Proceedings

See notes to financial statements.

Item 6.    Exhibits and Reports on Form 8-K

(A) EXHIBITS

3.2	Bylaws of Microsoft Corporation

15.	Letter re unaudited interim financial information

99.1	CertificationPursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

99.2	CertificationPursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) REPORTS ON FORM 8-K

The Company filed a report on Form 8-K on February 3, 2003. The Form 8-K was for the purpose of filing Microsoft Corporation’s consolidated balance sheets as of June 30, 2002 and December 31, 2002, and the related consolidated statements of income, cash flows, and stockholders’ equity for the three and six months ended December 31, 2001 and 2002 formatted in XBRL (Extensible Business Reporting Language).

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Microsoft Corporation

Date: May 12, 2003	By:	/s/ JOHN G. CONNORS
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

Date: May 12, 2003

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

Date: May 12, 2003

/s/    JOHN G. CONNORS

John G. Connors

Chief Financial Officer