Form 10-K
period 2003-06-30
MICROSOFT CORP
filed 2003-09-05
CIK 789019

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2003

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

The aggregate market value of common stock held by non-affiliates of the registrant as of August 15, 2003 was $235,404,995,887.

The number of shares outstanding of the registrant’s common stock as of August 15, 2003 was 10,813,984,831.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 11, 2003 are incorporated by reference into Part III.

Microsoft Corporation

FORM 10-K

For The Fiscal Year Ended June 30, 2003

Part I, Item 1

PART I

ITEM 1.     Business

GENERAL

Microsoft Corporation was founded as a partnership in 1975 and incorporated in 1981. Our mission is to enable people and businesses throughout the world to realize their full potential, and our vision is empowering people through great software – any time, any place, and on any device. We develop, manufacture, license, and support a wide range of software products for a multitude of computing devices. Our software products include scalable operating systems for servers, personal computers (PCs), and intelligent devices; server applications for client/server environments; information worker productivity applications; business solutions applications; and software development tools. We provide consulting services and product support services and we train and certify system integrators and developers. We sell the Xbox video game console, along with games and peripherals. Our online businesses include the MSN subscription and the MSN network of Internet products and services.

Microsoft also researches and develops advanced technologies for future software products. A significant portion of our focus is on our .NET architecture. Using common industry standards based on Extensible Markup Language (XML), a universal language for describing and exchanging data, our goal is to enable seamless sharing of information across many platforms and programming languages, and over the Internet, with XML Web services. In addition, we have embarked on a long-term initiative called Trustworthy Computing that aims to bring an enhanced level of security, privacy, reliability, and business integrity to computer systems.

PRODUCT SEGMENTS

We revised our product segments for fiscal year 2003. Our seven product segments are Client, Server and Tools, Information Worker, Microsoft Business Solutions, MSN, Mobile and Embedded Devices, and Home and Entertainment.

Changes in our segments are designed to provide management with a comprehensive financial view of our key businesses; promote better alignment of strategies and objectives among development, sales, marketing, and services organizations; provide for more timely and rational allocation of development, sales, and marketing resources within businesses; focus strategic planning efforts on key objectives and initiatives; and give business owners more autonomy in detailed planning.

See Note 21 of the Notes to Financial Statements for financial information regarding segment reporting. Prior year segment information has been restated to conform to the seven new segments.

Client

Client segment includes Windows XP, Windows 2000, and other standard Windows operating systems. Windows XP extends the personal computing experience by uniting PCs, devices, and services, while enhancing reliability, security, and performance. Windows XP Home Edition is designed for individuals or families and includes capabilities for digital photo, music, video, home networking, and communications. Windows XP Professional includes all the features of Home Edition, plus remote access, security, performance, manageability, and multilingual features to help users improve productivity and connectivity. Windows XP was the successor to Windows 2000.

Client has overall responsibility for product delivery, engineering and technical architecture for the Microsoft Windows operating system, and new media technology, as well as our relationships with manufacturers of personal computers and non-PC devices, including multinational and regional original equipment manufacturer (OEM) accounts. The segment includes sales and marketing expenses focused on business development efforts for the Windows platform, as well as integration of our technologies and products into non-PC devices.

Server and Tools

Server and Tools segment consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other servers. It also includes developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Microsoft server products offer a comprehensive range of solutions designed to meet the needs of developers and IT professionals, and are designed to flexibly run the programs and solutions that enable information workers to obtain, analyze, and share information quickly and easily. Microsoft servers provide capabilities ranging from messaging and collaboration to database management and ranging from e-commerce to mobile information access.

Windows Server 2003 is a multipurpose operating system capable of handling a diverse set of server roles in either a centralized or a distributed fashion. SQL Server is a Web-enabled database and data analysis package, providing core support for XML and the ability to query across the Internet. Microsoft Exchange delivers a reliable, scalable, and manageable infrastructure with 24×7 messaging and collaboration. Systems Management Server delivers cost-effective, scalable change and configuration management for Windows–based desktop and server systems. Small Business Server is a network solution that includes the Windows 2003 Server network operating system and is designed to help small businesses. Developer tools focus on coordinating the overall programming model for the client and server, creating tools for the .NET platform, and fostering synergies between Windows and the Windows Server System offerings.

Server and Tools segment includes the integrated product development and marketing that delivers Microsoft Windows Server System products. In addition, the segment provides information about the extended Microsoft platform through a variety of content offerings, such as web-based training for developers and IT managers. Through this segment, we offer a broad range of consulting services for advanced technology requirements, including custom solutions services, enterprise application planning, architecture and design services, and proof-of-concept services. We also provide product support services aligned to our enterprise customers. The Server and Tools segment includes our Enterprise and Partner Group, which is responsible for enterprise sales

1 / MSFT	2003 FORM 10-K

Part I, Item 1

strategy, enterprise sales learning and readiness, enterprise solution selling, enterprise partner sales strategy, and enterprise field communications. This group is also responsible for technical selling, field competitive strategy, and all competitive sales engagements.

Information Worker

Information Worker segment is responsible for developing and delivering technologies that focus on improving productivity for information workers in corporations. It consists of the new Microsoft Office System of programs, servers, services, and solutions. Microsoft Office System is the successor of Microsoft Office XP and is expected to be released to market in the first half of fiscal 2004. The Microsoft Office System includes the Microsoft Office 2003 Editions, which include (depending on the edition): Microsoft Office Outlook 2003, Microsoft Office Excel 2003, Microsoft Office PowerPoint 2003, Microsoft Office Word 2003, and Microsoft Office Access 2003. Other products in the Microsoft Office System include Microsoft Office Visio 2003, Microsoft Office Project 2003, Microsoft Office Project Server 2003, Microsoft Office InfoPath 2003, Microsoft Office OneNote 2003, Microsoft Office Publisher 2003, Microsoft Office FrontPage 2003, and Microsoft Office SharePoint Portal Server 2003. Microsoft Office has evolved from a suite of personal productivity products to a more comprehensive and integrated system of products for information work designed to increase personal, team, and organization productivity. The Microsoft Office System features integration with Microsoft intranet collaboration technologies, Information Rights Management, and support for industry standard XML. The Information Worker segment also includes Microsoft Office Live Meeting, resulting from our acquisition of PlaceWare, Inc., Microsoft Office Live Communications Server 2003, and an allocation for CALs. The segment also includes professional product support.

The segment includes the Small and Mid-Market Solutions & Partners (SMS&P) organization, which is responsible for sales, partner management, partner programs, and customer segment marketing for the small and mid-market businesses. In fiscal year 2004, SMS&P group will integrate the sales and marketing assets of the Microsoft Business Solutions segment with the existing Worldwide Small and Medium Business groups. We believe this combined effort will lead to expanded opportunity for Microsoft and our customers and partners by making available the complete range of Microsoft products and services to small and mid-market businesses, creating increased growth opportunities for the independent software vendor (ISV) community.

Microsoft Business Solutions

Microsoft Business Solutions segment includes the businesses of Great Plains, Microsoft bCentral, and Navision. Microsoft Business Solutions develops and markets a wide range of business applications designed to help small and mid-market businesses become more connected with customers, employees, partners, and suppliers. Microsoft Business Solutions applications provide end-to-end automation for financial reporting, distribution, project accounting, electronic commerce, human resources and payroll, manufacturing, supply chain management, business intelligence, sales and marketing management, and customer service and support. Microsoft Business Solutions products are designed to meet the broad spectrum of business application needs of small to mid-market businesses, a group that generally consist of businesses with $1 million to $800 million in annual revenue. The business solutions are fully and seamlessly integrated across the application areas of enterprise resource management (ERM), customer relationship management (CRM), supply chain management (SCM) and business intelligence. These business solutions are sold, implemented, and supported through a partner network consisting of more than 4,500 value added resellers, systems integrators, consultants, ISVs, accounting firms (national, regional, and local), application service providers (ASPs), and eBuilders. Microsoft Business Solutions partners provide strong distribution, marketing, training, and support in the business application customer segment.

MSN

MSN segment includes MSN Subscriptions and MSN Network services. MSN Subscription services include MSN Internet access and premium services such as MSN Extra Storage, MSN Bill Pay, MSN Radio Plus and MSN Mobile, which are offered to consumers regardless of their Internet Service Provider. The MSN Network delivers online communication services such as email and online instant messaging through its MSN Hotmail and MSN Messenger products. It also delivers popular information services, such as MSN Search and content from top partners like MSNBC, ESPN, Expedia, and Access Hollywood.

The segment is responsible for building and operating the MSN Network and for delivering MSN Subscription services. Revenue is principally generated from subscribers to MSN’s Internet access and premium services and from advertisers on the MSN Network. MSN delivers its services direct via its MSN Network and through partnerships with network operators such as Verizon, Qwest, Charter Communications, and Bell Canada.

Mobile and Embedded Devices

Mobile and Embedded Devices segment consists of Windows Mobile software, Windows Embedded device operating systems, MapPoint, and Windows Automotive. Windows Mobile software powers Pocket PC, Pocket PC Phone Edition, and Smartphone products. Windows Embedded, including Windows CE.NET, Windows XP Embedded and Windows NT Embedded, is a family of operating system software used in non-PC computing devices. Windows Embedded software is used widely in advanced consumer electronics devices including digital televisions, IP-based set top boxes, network gateways, and portable media players, as well as in enterprise devices including industrial controllers, retail point of sale systems, and voice-over-IP phones. The MapPoint family of location-enabled products and services includes the MapPoint Web Service, a hosted programmable XML web service that allows developers to integrate location intelligence in applications, business processes and web sites, and business and consumer oriented mapping CD-ROM products. Windows Automotive is an automotive grade software platform that provides developers with the building blocks to quickly and reliably create a broad range of advanced telematics solutions.

Mobile and Embedded Devices segment develops and markets the product lines described above. Further, the segment manages relationships with device manufacturers and with network service providers, including telecommunications, cable and wireless companies and host and network equipment providers.

2 / MSFT	2003 FORM 10-K

Part I, Item 1

Home and Entertainment

Home and Entertainment segment includes the Microsoft Xbox video game system, PC games, the Home Products Division (HPD), and TV platform products. Microsoft Xbox, released in fiscal 2002, is our next-generation video game console system that delivers high quality graphics and audio experiences. We offer several types of entertainment products, including classic software games, online games, simulations, and sport and strategy games. HPD includes Microsoft’s line of consumer hardware and software products, such as the Encarta line of learning products and services, the Picture It! consumer publishing and productivity line of products and services, the Macintosh applications business, and the Microsoft hardware products.

Home and Entertainment segment oversees development and business strategy for the Microsoft Xbox video game system, including hardware, third-party games development, games development published under the Microsoft label, Xbox and Xbox Live operations, marketing, research, and sales and support. The segment leads the development efforts of our HPD product lines. The segment also carries out all retail sales and marketing for Microsoft Office, the Windows operating systems, Xbox, games, and HPD products. The segment is responsible for the development, sales, and deployment of Microsoft’s TV platform products for the interactive television industry.

INTERNATIONAL OPERATIONS

Microsoft develops and sells products throughout the world. Our three major geographic sales and marketing organizations are the Americas Region, the Europe, Middle East, and Africa Region, and the Japan and Asia-Pacific Region. Pressure to globalize our pricing structure might require that we reduce the sales price of our software in the United States and other countries. A number of other factors could also have a negative effect on our business and results from operations outside of the United States, including changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for software; social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates; difficulties in staffing and managing foreign operations; and potential adverse foreign tax consequences. A portion of international revenue is hedged, thus offsetting a portion of the currency translation exposure.

EQUITY METHOD INVESTMENTS

We have entered into joint venture arrangements to take advantage of creative talent and content from other organizations. For example, we own 50 percent of MSNBC Cable L.L.C., a 24-hour cable news and information channel, and 50 percent of MSNBC Interactive News L.L.C., an interactive online news service. National Broadcasting Company (NBC) owns the remaining 50 percent of each of these joint ventures.

PRODUCT DEVELOPMENT

During fiscal years 2001, 2002, and 2003, research and development expense was $4.38 billion, $4.31 billion, and $4.66 billion, respectively. Those amounts represented 17.3%, 15.2%, and 14.5%, respectively, of revenue in each of those years. During fiscal year 2001, $272 million of goodwill amortization was included in research and development expense. No goodwill amortization is included in fiscal years 2002 and 2003, in accordance with Statement of Financial Accounting Standards (SFAS) 142, Goodwill and Other Intangible Assets. We plan to continue spending significant amounts for research and product development.

Most of our software products are developed internally. We also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products. We do not believe we are materially dependent upon licenses and other agreements with third parties relating to the development of our products. Internal development allows us to maintain closer technical control over our products and gives us the freedom to designate which modifications and enhancements are most important and when they should be implemented. We work to devise innovative solutions in computer science, such as making computers easier to use, designing software for the next generation of hardware, improving the software design process, and investigating the mathematical underpinnings of computer science. We have created a substantial body of development tools and have evolved development methodologies for creating and enhancing our products. These tools and methodologies are also designed to simplify a product’s portability among different operating systems, microprocessors, and computing devices. Product documentation is generally created internally. We strive to obtain information at the earliest possible time about changing usage patterns and hardware advances that may affect software design. Before releasing new software platforms, we provide to application vendors a range of resources and guidelines for development, training, and testing.

Microsoft .NET is our strategy and implementation of connecting people, information, systems and devices through the use of Web services. It includes everything needed to develop and deploy a Web service-connected IT architecture: servers to host Web services (Windows Server System and Windows Server 2003), development tools to create them (Microsoft Visual Studio .NET 2003 and the .NET Framework), applications and smart devices that use them (Microsoft Office System, smart phones, Pocket PCs and PCs), and a worldwide network of more than 35,000 Microsoft Certified Partner organizations – people whose skills and experience can help businesses get the most from their IT investments. Built on industry standards, Web services enable applications to communicate and share data over the Internet or an intranet, regardless of operating system or programming language.

We believe that establishing trust in computing will be critical to our future success. Trustworthy Computing means helping ensure a safe and reliable computing experience that is both expected and taken for granted. Achieving Trustworthy Computing will require the collaboration of hardware and software companies, academic and government research institutions, and policy leaders. For us, Trustworthy Computing is a company-wide initiative aimed at changing how we do business that will take fundamental research and advances in engineering, as well as changes to business culture and business processes to accomplish. We think there are four factors that affect the level of trust that people place in computing: Security, Privacy, Reliability, and Business Integrity. Security means the customer can expect that systems are resilient to attack, and that the confidentiality, integrity, and availability of the system and its data are protected. Privacy means the customer is able to control personal information and feel confident it is not only safe and used appropriately, but in a way that provides value. A reliable system or

3 / MSFT	2003 FORM 10-K

Part I, Item 1

service is one the customer can depend on to fulfill its functions. Business Integrity involves being responsive to customers, addressing problems effectively with products or services, and being transparent and responsive in customer interactions.

To serve the needs of users around the world, we “localize” many of our products to reflect local languages and conventions and to improve the quality and usability of the product in international markets. Localizing a product may require modifying the user interface, altering dialog boxes, and translating text.

MANUFACTURING

We contract out most of our manufacturing activities to third parties. Outside manufacturers produce the Xbox, various retail software packaged products, and hardware. Our products may include some components that are available from only one or from limited sources. Key components that are currently obtained from a single source include the Xbox central processing unit (CPU) from Intel Corporation and the Xbox graphics processing unit (GPU) from NVIDIA Corporation. With the exception of the Xbox CPU and GPU, we generally have the ability to use other custom manufacturers if the current manufacturing vendor becomes unavailable. We generally have multiple sources for raw materials, supplies, and components and are often able to acquire component parts and materials on a volume discount basis.

OPERATIONS

We have regional operations centers in Ireland, Singapore, and the greater Seattle area. The centers support all operations in their regions, including information processing and vendor management and logistics. The regional center in Dublin, Ireland supports the Europe, Middle East, and Africa region, the center in Singapore supports the Japan and Asia-Pacific region, and the center in the greater Seattle area supports North and South America. Microsoft Licensing, Inc., a wholly-owned subsidiary in Reno, Nevada, manages our original equipment manufacturer (OEM) and certain organizational licensing operations.

DISTRIBUTION, SALES AND MARKETING

We distribute our products primarily through the following channels: OEM; distributors and resellers; and online services and products. Our three major geographic sales and marketing organizations are the Americas Region; the Europe, Middle East, and Africa Region; and the Japan and Asia-Pacific Region.

OEM

Microsoft operating systems are licensed primarily to OEMs under agreements that grant the OEMs the right to distribute copies of our products with their computing devices, principally PCs. We also market and license certain server operating systems, desktop applications, hardware devices, and consumer software products to OEMs under similar arrangements. We have OEM agreements covering one or more of our products with virtually all of the major PC OEMs, including Acer, Actebis, Dell, eMachines, Fujitsu, Fujitsu Gateway, HP, IBM, NEC, Samsung, Siemens Computers, Sony, and Toshiba. A substantial amount of OEM business is also conducted with system builders, which are low-volume customized PC vendors.

Distributors and Resellers

We distribute our finished goods products primarily through independent non-exclusive distributors, authorized replicators, resellers and retail outlets. Organizations license our products primarily through Large Account Resellers (LARs), Direct Market Resellers (DMRs), and value added resellers. Many organizations that license products through Enterprise Agreements (EAs) now transact directly with us with sales support from our Enterprise Software Advisor channel partners. These Enterprise Software Advisors are also typically authorized as LARs and operate as resellers for our other licensing programs. Although all of our types of reselling partners reach organizations of all sizes, LARs are primarily engaged with large organizations and value added resellers typically reach the breadth of small and medium sized organizations. Some of our distributors include Ingram Micro and Tech Data, and some of our largest resellers include Software Spectrum, Software House International, Dell, CDW, and Insight Enterprises. Individual consumers obtain our products primarily through retail outlets including Best Buy, Wal-Mart, and Target. We have a network of field sales representatives and field support personnel who solicit orders from distributors and resellers and provide product training and sales support.

We license software to organizations under arrangements that allow the end-user customer to acquire multiple licenses of product. These arrangements are designed to provide organizations with a means of acquiring multiple licenses, without having to acquire separate packaged product through retail channels. In delivering organizational licensing arrangements to the market, we use different programs designed to provide flexibility for organizations of various sizes. While these programs may differ in various parts of the world, generally they are as follows:

Open.    Targeted at small to medium organizations, this program allows customers to acquire perpetual licenses and, at the customer’s election, rights to future versions of software products, over a specified time period (generally two years). The offering that conveys rights to future versions of software product is called Software Assurance. Software Assurance also provides support, tools, and training to help customers deploy and use software efficiently. Under the Open program, customers can acquire licenses only or licenses with Software Assurance. They can also renew Software Assurance upon the expiration of existing volume licensing agreements.

Select.    Targeted at medium to large organizations, this program allows customers to acquire perpetual licenses and, at the customer’s election, Software Assurance, which consists of rights to future versions of software products, support, tools, and training, over a specified time period (generally three years). Similar to the Open program, customers can acquire licenses only, acquire licenses with Software Assurance, or renew Software Assurance upon the expiration of existing volume licensing agreements.

Enterprise Agreement.    The Enterprise Agreement is targeted at large organizations that want to acquire perpetual licenses to software products for their entire enterprise along with rights to future versions of software products over a three year period.

4 / MSFT	2003 FORM 10-K

Part I, Item 1

Enterprise Subscription Agreement.    The Enterprise Subscription Agreement (ESA) is a time-based, multi-year licensing arrangement. Under an ESA, customers acquire the right to use the current version of software products and the future versions that are released during the three year term of the arrangement. At the end of the arrangement term, customers may either renew their ESA arrangement or exercise a buy-out option to obtain perpetual licenses for the latest version of the covered products. If they do not elect one of these options, then all covered software must be uninstalled.

Online Services and Products

We distribute online content and services through MSN Subscription services, MSN Network services, bCentral small business portal, and other online services. MSN Subscription services deliver Internet access and other premium services and tools to consumers. MSN Network services deliver online email and messaging communication services as well as information services such as online search and premium content. The bCentral portal provides tools and expertise for small business owners to build, market and manage their businesses online. Other services delivered online include Microsoft Developer Networks (MSDN) subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling Microsoft products and solutions.

CUSTOMERS

Our customers include individual consumers, small- and medium-size organizations, enterprises, governmental institutions, educational institutions, Internet Service Providers, application developers, and OEMs. Consumers and small- and medium-size organizations obtain Microsoft products primarily through resellers and OEMs. No single customer accounted for 10% or more of revenue in 2001, 2002, or 2003. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

COMPETITION

The software business is intensely competitive and subject to rapid technological change, evolving customer requirements, and changing business models. We face significant competition in all areas of our current business activities. The rapid pace of technological change continually creates new opportunities for existing competitors and start-ups and can quickly render existing technologies less valuable. Customer requirements and preferences continually change as other information technologies emerge or become less expensive, and as emerging concerns such as security and privacy become of paramount concern. We face direct competition with firms adopting alternative business models to the commercial software model. Firms adopting the Open Source model typically provide customers with Open Source software at nominal cost and earn revenue on complimentary services and products, without having to bear the full costs of research and development for the Open Source software. Additionally, global software piracy – the unlawful copying and distribution of our copyrighted software products – deprives us of large amounts of revenue on an annual basis. Further, the existing versions of our products licensed to our installed base of users compete with future versions. This means that future versions must deliver significant additional value in order to induce existing customers to purchase a new version of our product.

Our competitive position may be adversely affected in the future by one or more of the factors described in this section.

Client

Although we are the leader in operating system software products, we face strong competition from well established companies and entities with differing approaches to the market. Competing commercial software products, including variants of Unix, are supplied by competitors, such as IBM, Hewlett-Packard, Apple Computer, Sun Microsystems and others, who are vertically integrated in both software development and hardware manufacturing and have developed operating systems that they preinstall on their own computers. Personal computer OEMs who preinstall third party operating systems may also license these firms’ operating systems or Open Source software, especially offerings based on Linux. Variants of Unix run on a wide variety of computer platforms and have gained increasing acceptance as desktop operating systems, in part due to the increasing performance of standard hardware components at decreasing prices. The Linux open source operating system, which is also derived from Unix and is available without payment under a General Public License, has gained increasing acceptance as its feature set increasingly resembles the distinct and innovative features of Windows and as competitive pressures on personal computer OEMs to reduce costs continue to increase. The Microsoft Windows operating systems also face competition from alternative platforms such as those based on Internet browsing software and Java technology promoted by Sun Microsystems, as well as innovative form factors that may reduce consumer demand for traditional personal computers. We believe our operating system products compete effectively by delivering better innovation, overall value, an easy-to-use interface, compatibility with a broad range of hardware and software applications, and the largest support network for any operating system.

Server and Tools

Our server operating system products face intense competition from a wide variety of competing server operating systems and server applications offered by firms with a variety of market approaches. Several vertically integrated computer manufacturers, such as IBM, Hewlett-Packard, Apple Computer, Sun Microsystems and others offer their own variant of Unix preinstalled on server hardware, and virtually all computer manufacturers offer server hardware for the Linux operating system. IBM’s endorsement of Linux has accelerated its acceptance as an alternative to both traditional Unix and Windows server operating systems. Linux’s competitive position has also benefited from the large number of compatible applications now produced by many leading commercial software developers as well as Open Source community developers. A number of companies supply versions of Linux, including Red Hat and VA Linux.

We compete in the business of providing enterprise-wide computing solutions with several companies that provide competing solutions as well as middleware technology platforms. IBM and Sun Microsystems lead a group of companies focused on the Java 2 Platform Enterprise Edition (J2EE). Commercial software developers that provide competing server applications for the PC-based

5 / MSFT	2003 FORM 10-K

Part I, Item 1

distributed client/server environments include Oracle, IBM, Computer Associates, Sybase, and Informix. There are also a number of Open Source server applications available.

Numerous commercial software vendors offer competing commercial software applications for connectivity (both Internet and intranet), security, hosting, and e-business servers. Additionally, IBM has a large installed base of Lotus Notes and cc:Mail, both of which compete with our collaboration and email products. There are also a significant number of Open Source software products that compete with Microsoft solutions, including Apache Web Server.

The Open Source model of Linux and other server programs enables both services and hardware companies to provide customers with Open Source software at nominal cost and earn revenue on complimentary services and products, without having to bear the full costs of research and development for the Open Source software. For example, IBM, with the largest hardware and services businesses in the industry, promotes Linux extensively and seeks to earn revenues and profits on the sale of its consulting services to implement the Linux server solution as well as related hardware and commercial software products that run on Linux.

Our developer products compete against offerings from BEA Systems, Borland, IBM, Macromedia, Oracle, Sun Microsystems, Sybase, and other companies.

We believe that our server products provide customers with significant advantages in innovation, performance (both relative to total costs of ownership and in absolute terms), productivity, applications development tools and environment, compatibility with a broad base of hardware and software applications, security, and manageability.

Information Worker

While we are the leader in business productivity software applications, competitors to the Microsoft Office System include many software application vendors, such as Apple, Corel, IBM, Oracle, QUALCOMM, Sun Microsystems, and local application developers in Europe and Asia. IBM and Corel have significant installed bases with their spreadsheet and word processor products, respectively, and both have aggressive pricing strategies. Also, Apple and IBM preinstall certain of their application software products on various models of their PCs, competing directly with our applications. Corel’s suite and Sun Microsystems’ Star Office are aggressively priced and attractive for OEMs to pre-install on low-priced PCs. The OpenOffice.org project provides a freely downloadable cross-platform application that is gaining popularity in certain market segments. In addition to traditional client-side applications, web-based applications hosting services such as SimDesk provide an alternative to Microsoft Office and are gaining some support. We believe that our products compete effectively by providing customers significant benefits, such as easy-to-use personal productivity, support for effective teaming and collaboration, and better information management and control.

Microsoft Business Solutions

The small and mid-market business applications market globally is highly fragmented and is intensely competitive in all sectors. We face competition from a large number of companies in this business. Well-known vendors focused on small and mid-market business, such as Intuit and Sage, compete against us for a portion of this segment. In addition, large-enterprise focused vendors, such as Oracle, Peoplesoft and SAP, also compete against us for a portion of this segment. However, the competition for a significant majority of the total business applications market includes thousands of much smaller vendors in specific localities or industries who offer their own enterprise resource planning, customer relationship management, and/or analytic solutions.

MSN

MSN competes with AOL-Time Warner, Google, Yahoo!, and a vast array of Web sites and portals that offer content of all types, such as email, instant messaging, calendaring, chat, search, and shopping services. As the broadband access market grows, we expect to have increasing opportunity to deliver premium subscription services for consumers. AOL and Yahoo! are both pursuing similar strategies and will be competitors in this emerging category. While the movement to broadband access may cause our Internet Access dial-up business to continue to decline, we will strive to convert customers to MSN premium subscription services via partnerships with network providers and Internet software services offered directly from MSN. We believe our strengths are our heritage of technology innovation, particularly in communication services, distribution partnerships, and the large base of users of our free MSN Network. Additionally, while our advertising business has grown considerably over the last year, evolving market conditions, particularly paid search, will impact our strategy over the next year. We currently are building our own search engine and investing to support the continued growth of our advertising business.

Mobile and Embedded Devices

Windows Mobile software faces substantial competition from Nokia, Openwave Systems, PalmSource, QUALCOMM, and Symbian. The embedded operating system market is highly fragmented with many competitive offerings. Key competitors include IBM, Wind River, and versions of embeddable Linux from commercial Linux vendors, such as Metrowerks and MontaVista Software. MapPoint competitors include DeLorme, MapInfo, Mapquest.com, Rand McNally, Webraska Mobile Technologies, and Yahoo!. The telematics market is also highly fragmented, with competitive offerings from IBM and automotive suppliers building on various real-time operating system platforms from commercial Linux vendors, QNX Software Systems, Wind River, and others.

Home and Entertainment

The home and entertainment business is highly competitive and is characterized by limited platform life cycles, frequent introductions of new products and titles, and the development of new technologies. The markets for our products are characterized by significant price competition, and we anticipate continued pricing pressure from our competitors. These pressures have, from time to time, required us to reduce prices on certain products. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with substantial financial and marketing resources. We compete primarily on the basis of price, product quality and variety, timing of product releases, and effectiveness of distribution and marketing.

6 / MSFT	2003 FORM 10-K

Part I, Item 1, 2, 3, 4

Our Xbox hardware business competes with console platforms from Nintendo and Sony, both of which have a large established base of users. In addition to competing against software published for non-Xbox platforms, our games business also competes with numerous companies that have been licensed by Microsoft to develop and publish software for the Xbox console. These competitors include Acclaim Entertainment, Activision, Atari, Capcom, Eidos, Electronic Arts, Sega, Take-Two Interactive, Tecmo, THQ, and Ubi Soft, among others. Success in the games business is increasingly driven by hit titles, which are difficult to develop and require substantial investments in development and marketing. In addition, other forms of entertainment, such as music, motion pictures, and television, compete against our entertainment software for consumer spending. Our PC hardware products face aggressive competition from computer and other hardware manufacturers, many of which are also current or potential partners.

EMPLOYEES

As of June 30, 2003, we employed approximately 55,000 people on a full-time basis, 36,500 in the United States and 18,500 internationally. Of the total, 23,200 were in product research and development, 25,100 in sales, marketing, and support, 2,400 in manufacturing and distribution, and 4,300 in finance and administration. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements. We believe that our relations with our employees are excellent.

AVAILABLE INFORMATION

Our Internet address is www.microsoft.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with, or furnish it to, the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 2.    Properties

Our corporate offices consist of approximately 9.0 million square feet of office building space located in King County, Washington, of which 6.1 million square feet is corporate campus space situated on slightly more than 300 acres of land which is owned and approximately 2.9 million square feet which is leased. We are constructing one building with approximately 302,000 square feet of space that will be occupied in the second quarter of fiscal year 2004. To accommodate future expansion needs we purchased approximately 38 acres, and have an option to purchase approximately 112 additional acres, of land in Issaquah, Washington, which can accommodate 2.9 million square feet of additional office space. We own approximately 594,000 square feet of office building space domestically (outside of the Puget Sound corporate campus) and lease many sites domestically totaling approximately 3.4 million square feet of office building space.

We lease many sites internationally totaling approximately 5.4 million square feet, including our European Operations Center and localization division that leases a 411,000 square-foot campus in Dublin, Ireland, a 54,000 square-foot disk duplication facility in Humacao, Puerto Rico, and a 36,000 square-foot facility in Singapore for our Asia Pacific Operations Center. Leased office building space includes the following locations: Tokyo, Japan 343,000 square feet; Unterschleissheim, Germany 381,000 square feet; United Kingdom campus 242,000 square feet; Les Ulis, France 229,000 square feet; Vedbaek, Denmark 186,000 square feet; Mississauga, Canada 160,000 square feet; Taipei, Taiwan 116,000 square feet; Sydney, Australia 116,000 square feet; and Beijing, China 115,000 square feet.

Our facilities are fully used for current operations of all segments and suitable additional space is available to accommodate expansion needs.

ITEM 3.    Legal Proceedings

See Note 20—Contingencies of the Notes to Financial Statements (Item 8) for information regarding legal proceedings.

ITEM 4.    Submission of Matters to a Vote of Security Holders

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2003.

7 / MSFT	2003 FORM 10-K

Part I, Item 4

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of September 4, 2003 were as follows:

Name	Age	Position with the Company

William H. Gates III	47	Chairman, Chief Software Architect
Steven A. Ballmer	47	Chief Executive Officer
James E. Allchin	51	Group Vice President, Platforms Group
Robert J. (Robbie) Bach	41	Senior Vice President, Home and Entertainment
Douglas J. Burgum	47	Senior Vice President, Microsoft Business Solutions
David W. Cole	41	Senior Vice President, MSN and Personal Services Group
John G. Connors	44	Senior Vice President, Chief Financial Officer
Jean-Philippe Courtois	43	Senior Vice President, Chief Executive Officer, Microsoft Europe, Middle East, and Africa
Kenneth A. DiPietro	44	Corporate Vice President, Human Resources
Kevin R. Johnson	42	Group Vice President, Worldwide Sales, Marketing and Services
Michelle (Mich) Mathews	36	Corporate Vice President, Marketing
Craig J. Mundie	54	Senior Vice President, Chief Technical Officer, Advanced Strategies and Policy
Jeffrey S. Raikes	45	Group Vice President, Productivity and Business Services
Eric D. Rudder	36	Senior Vice President, Server and Tools
Bradford L. Smith	44	Senior Vice President, General Counsel and Secretary
David Vaskevitch	51	Senior Vice President, Chief Technical Officer, Business Platforms

Mr. Gates co-founded Microsoft in 1975 and served as its Chief Executive Officer from the time the original partnership was incorporated in 1981 until January 2000, when he resigned as Chief Executive Officer and assumed the position of Chief Software Architect. Mr. Gates has served as Chairman since our incorporation.

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

Mr. Bach was named Senior Vice President, Home and Entertainment in March 2000. He had been Vice President, Home and Retail since March 1999. Before holding that position, he had been Vice President, Learning, Entertainment and Productivity and Vice President, Desktop Applications Marketing since 1996. Mr. Bach joined Microsoft in 1988.

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

Mr. Connors was named Senior Vice President and Chief Financial Officer in December 1999. He had been Vice President, Worldwide Enterprise Group since March 1999. Mr. Connors had been Vice President, Information Technology Group, and Chief Information Officer since July 1996. He joined Microsoft in 1989.

Mr. Courtois was named Senior Vice President and Chief Executive Officer, Microsoft Europe, Middle East, and Africa in March 2003. He had been Senior Vice President and President, Microsoft Europe, Middle East, and Africa since July 2000. Before holding that position, he had been Vice President, Worldwide Customer Marketing since July 1998. Mr. Courtois joined Microsoft in 1984.

Mr. DiPietro joined Microsoft in January 2003 as Corporate Vice President, Human Resources. Prior to joining Microsoft, he was Vice President of Human Resources for the Americas at Dell Computer Corporation. Before joining Dell, he was Senior Vice President of Human Resources at Pepsi-Cola International.

Mr. Johnson was named Group Vice President, Worldwide Sales, Marketing and Services in March 2003. He had been Senior Vice President, Microsoft Americas since February 2002. Mr. Johnson had been Senior Vice President, U.S. Sales, Marketing, and Services since August 2001, and before that, Vice President, U.S. Sales, Marketing and Services. He joined Microsoft in 1992.

Ms. Mathews was named Corporate Vice President, Marketing in August 2001. Before holding her current position, Ms. Mathews had been Vice President Corporate Public Relations since 1999. Ms. Mathews joined Microsoft in 1993.

Mr. Mundie was named Senior Vice President and Chief Technical Officer, Advanced Strategies and Policy in August 2001. He was named Senior Vice President, Consumer Platforms in February 1996. He joined Microsoft in 1992.

Mr. Raikes was named Group Vice President, Productivity and Business Services in August 2000. He had been Group Vice President, Sales and Support since July 1998. Mr. Raikes joined Microsoft in 1981.

Mr. Rudder was named Senior Vice President, Developer and Platform Evangelism in October 2001. He had been Vice President, Technical Strategy. Mr. Rudder joined Microsoft in 1988.

Mr. Smith was named Senior Vice President, General Counsel and Secretary in November 2001. He had been Deputy General Counsel for Worldwide Sales and previously was responsible for managing our European Law and Corporate Affairs Group, based in Paris. He joined Microsoft in 1993.

Mr. Vaskevitch was named Senior Vice President and Chief Technical Officer, Business Platform in August 2001. He had been Senior Vice President, Business Applications since March 2000. Mr. Vaskevitch had been Senior Vice President, Developer since December 1999. Before holding that position, he had been Vice President, Distributed Applications Platform. He joined Microsoft in 1986.

8 / MSFT	2003 FORM 10-K

Part II, Item 5, 6, 7

PART II

ITEM 5.     Market for Registrant’s Common Stock and Related Stockholder Matters

Our common stock is traded on The NASDAQ Stock Market under the symbol MSFT. On August 15, 2003, there were 131,580 registered holders of record of our common stock. The high and low common stock prices per share were as follows:

Quarter Ended	Sept. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal 2002
Common stock price per share(1):
High	$36.29	$34.75	$34.93	$30.19	$36.29
Low	24.86	25.90	29.00	24.31	24.31

Fiscal 2003
Common stock price per share(1):
High	$27.43	$29.12	$28.49	$26.37	$29.12
Low	21.42	21.89	22.80	23.67	21.42

(1)	Amounts have been restated to reflect a two-for-one stock split in February 2003.

In January 2003, our Board of Directors declared our first annual common stock dividend, of $0.08 per share, which was paid in March 2003. Our dividend policy is impacted by, among other items, our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to our business model.

In connection with Microsoft’s acquisition of Navision a/s, pursuant to a voluntary offer to acquire all Navision ordinary shares, Microsoft issued 29.1 million shares of its common stock to Navision shareholders on July 12, 2002, in exchange for 19.4 million Navision ordinary shares, nominal value DKK 1 per share. The price paid by Microsoft in connection with the offer was DKK 300 per each Navision share, payable at each Navision shareholder’s election in either cash or Microsoft shares, on the basis of an exchange ratio of 1.49982 shares of Microsoft common stock for each Navision ordinary share. These issuances of Microsoft common stock were not registered under the Securities Act of 1933 on the basis of the exemption provided by Rule 802 thereunder. Rule 802 exempts offers and sales in an exchange offer for a class of securities of a foreign private issuer in a business combination transaction, if certain conditions are met. Since the completion of the acquisition, we have issued 23,009 shares of our common stock to 16 employees in exchange for 10,136 ordinary shares of Navision that were acquired upon exercise of warrants and stock options issued to employees of Navision and its subsidiaries that were outstanding at the time of the acquisition. The issuances were not registered under the Securities Act.

ITEM 6.     Selected Financial Data

Financial Highlights

(In millions, except earnings per share)

Year Ended June 30	1999	2000	2001(2)	2002(3)	2003(4)

Revenue	$19,747	$22,956	$25,296	$28,365	$32,187
Operating income	10,010	11,006	11,720	11,910	13,217
Income before accounting change	7,785	9,421	7,721	7,829	9,993
Net income	7,785	9,421	7,346	7,829	9,993
Diluted earnings per share before accounting change(1)	0.71	0.85	0.69	0.70	0.92
Diluted earnings per share(1)	0.71	0.85	0.66	0.70	0.92
Cash dividends per share	–	–	–	–	0.08
Cash and short-term investments	17,236	23,798	31,600	38,652	49,048
Total assets	38,321	51,694	58,830	67,646	79,571
Stockholders’ equity	28,438	41,368	47,289	52,180	61,020

(1)	Earnings per share have been restated to reflect a two-for-one stock split in February 2003.
(2)	Fiscal year 2001 includes an unfavorable cumulative effect of accounting change of $375 million or $0.03 per diluted share, reflecting the adoption of SFAS No. 133, and $4.80 billion (pre-tax) in impairments of certain investments, primarily cable and telecommunication investments.
(3)	Fiscal year 2002 includes $4.32 billion (pre-tax) in impairments of certain investments, primarily related to our AT&T investment and further declines in the fair values of European cable and telecommunications holdings, and a $1.25 billion (pre-tax) gain on the sale of Expedia, Inc.
(4)	Fiscal year 2003 includes $1.15 billion (pre-tax) in impairments of certain investments.

ITEM 7.     Management’s Discussion and Analysis of Financial Condition and Results of Operations

Results of Operations for 2001, 2002, and 2003

Management’s Discussion and Analysis (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Issues and Uncertainties” and elsewhere in this report.

9 / MSFT	2003 FORM 10-K

Part II, Item 7

REVENUE

Our revenue growth rate was 10% in fiscal 2001, 12% in fiscal 2002, and 13% in fiscal 2003. Revenue growth in fiscal 2003 was driven primarily by multi-year licensing that occurred before the transition to our new licensing program (Licensing 6.0) in the first quarter of fiscal 2003. Prior to the July 31, 2002 transition date to Licensing 6.0, we experienced significant growth in multi-year licensing arrangements as customers enrolled in our maintenance programs, including Upgrade Advantage and Software Assurance. The revenue growth also reflected a $933 million or 13% increase associated with OEM licensing of Microsoft Windows operating systems and a $309 million or 23% increase in revenue from Microsoft Xbox video game consoles. Revenue growth in fiscal 2002 was led by the addition of $1.35 billion of Xbox video game system revenue and $1.20 billion of revenue growth from Microsoft Windows XP Professional and Home operating systems. Revenue growth in fiscal 2001 was driven primarily by licensing of Microsoft Windows 2000 Professional with $1.01 billion growth in revenue from Professional operating systems, and Server and Tools revenue growth of $852 million.

During the second quarter of fiscal 2002, we launched a new licensing program, Licensing 6.0, for volume licensing customers. Licensing 6.0 simplifies and improves our volume licensing program with Software Assurance, which gives customers the right to install any new release of products covered in the licensing agreement during the term of their coverage. The level of customer adoption of our new volume licensing programs will affect the mix of multi-year licensing agreements with a resulting impact on the timing of revenue recognition. In addition, the timing and extent of a recovery in consumer and corporate spending on PCs and information technology will be factors affecting revenue growth.

CONSOLIDATED OPERATING INCOME

Operating income grew 6% in fiscal 2001, 2% in fiscal 2002, and 11% in fiscal 2003. In fiscal 2003, the growth in operating income reflected an increase of $3.82 billion in revenue, partially offset by an increase of $2.52 billion in operating expenses, primarily related to employee and related costs associated with additional headcount and increased legal settlement expenses. In fiscal 2002, the growth in operating income reflected an increase of $3.07 billion in revenue, substantially offset by an increase of $2.88 billion in operating expenses, which included the onset of costs related to Xbox video game systems. In fiscal 2001, the growth in operating income reflected an increase of $2.34 billion in revenue, partially offset by an increase of $1.63 billion in operating expenses.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

We revised our segments for fiscal year 2003. Our seven segments are:

•	Client

•	Server and Tools

•	Information Worker

•	Microsoft Business Solutions

•	MSN

•	Mobile and Embedded Devices

•	Home and Entertainment

The revenue and operating income/(loss) amounts in this MD&A are presented in accordance with U.S. GAAP. Segment Information appearing in Note 21 of the Notes to Financial Statements are presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The following table presents our segment revenue and operating income, determined in accordance with U.S. GAAP:

(In millions)	Revenue		Operating Income/(Loss)

Year Ended June 30	2002	2003	2002	2003

Client	$9,360	$10,394	$7,576	$8,400
Server and Tools	6,157	7,140	2,048	2,457
Information Worker	8,212	9,229	6,448	7,037
Microsoft Business Solutions	308	567	(176)	(254)
MSN	1,571	1,953	(641)	(299)
Mobile and Embedded Devices	112	156	(157)	(157)
Home and Entertainment	2,453	2,748	(874)	(924)
Other	192	—	(2,314)	(3,043)

Consolidated	$28,365	$32,187	$11,910	$13,217

Client

Client revenue was $8.17 billion, $9.36 billion, and $10.39 billion in 2001, 2002, and 2003. Client includes revenue from Windows XP Professional and Home, Windows 2000 Professional, and other standard Windows operating systems. In 2003, Client revenue growth was driven by OEM licensing revenue growth of $933 million and a 9 percentage point increase of the mix of the higher priced Windows Professional operating systems, the majority of which was in the OEM channel. Windows Professional revenue growth for fiscal 2003 was $1.59 billion or 31% compared to fiscal 2002, partially offset by a $573 million decline in revenue of

10 / MSFT	2003 FORM 10-K

Part II, Item 7

earlier versions of Windows operating systems. Client operating profit for fiscal 2003 increased 11% primarily as a result of the 11% growth in revenue, partially offset by an increase in operating expenses, largely attributed to headcount additions and related costs.

In fiscal 2002, the growth in Client revenue reflected strong multi-year licensing revenue growth and a continued shift of sales to the higher priced Windows 2000 and Windows XP Professional operating system licensed through OEMs. OEM revenue grew $939 million, despite a 5% decline in reported OEM unit shipments. Fiscal 2001 revenue growth reflected the strong adoption of Windows 2000 Professional with professional operating systems revenue growth of $1.01 billion and a 7 percentage point mix increase to the higher priced Windows 2000 Professional and Windows NT Workstation operating systems, and a $91 million increase in revenue from Windows Me and Windows 98 operating systems.

We do not expect the revenue growth attributed to the mix toward the higher priced Windows Professional operating system to continue at previous levels into fiscal 2004. Additionally, variability between the reported OEM unit shipments and the underlying PC Market may continue as a result of the transition to new OEM licensing terms at the beginning of fiscal year 2003, under which OEMs are billed upon their acquisition of Certificates of Authenticity (COAs) rather than upon the shipment of PCs to their customers.

Server and Tools

Server and Tools revenue was $5.84 billion, $6.16 billion, and $7.14 billion in 2001, 2002, and 2003. Server and Tools consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other servers. It also includes developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Total Server and Tools revenue grew $983 million or 16% in fiscal 2003, driven by an increase in Windows-based server shipments and growth in SQL Server and Exchange revenue. Server revenue, including CALs, grew $787 million or 18% from fiscal 2002 as a result of increased new and anniversary multi-year licensing agreements. Consulting and Premier product support services increased $91 million or 10% compared to fiscal 2002. Revenue from developer tools, training, certification, Microsoft Press and other services increased $105 million or 13%. Server operating profit for fiscal 2003 grew 20%, primarily as a result of the 16% increase in revenue.

In fiscal 2002, Server and Tools revenue increased 5% compared to fiscal 2001. Server revenue, including CALs, increased 9% versus fiscal 2001, driven by a 5% overall increase in Windows-based server shipments and increased deployment of Windows 2000 Server. Consulting and Premier product support services revenue was up $137 million or 17% compared to fiscal 2001, while revenue from developer tools, training, certification, Microsoft Press and other services was down $183 million or 18% from fiscal 2001. In fiscal 2001, Server and Tools revenue increased $852 million or 17% versus the prior year, as a result of the continued adoption of the Microsoft Enterprise Server offerings.

Information Worker

Information Worker revenue was $8.42 billion, $8.21 billion, and $9.23 billion in 2001, 2002, and 2003. Information Worker includes revenue from Microsoft Office, Microsoft Project, Visio, other information worker products, SharePoint Portal Server CALs, and professional product support services. The $1.02 billion or 12% increase in Information Worker revenue in fiscal year 2003 compared to fiscal 2002, was primarily due to growth in Office suites revenue associated with new and anniversary multi-year licensing agreements and a $264 million or 28% increase in revenue from the combined total of Project, Visio, and other standalone applications. Information Worker operating profit for fiscal year 2003 grew 9% compared to fiscal year 2002 led by the 12% increase in revenue, partially offset by a 24% growth in operating expenses related to headcount additions and marketing expenses.

In fiscal 2002, Information Worker licensing revenue declined $228 million or 3% during the year due to a shift in the sales mix to multi-year licensing agreements, which deferred revenue recognition to future years, and a $294 million or 14% decrease in consumer purchases in the Asia-Pacific region, most notably Japan, partially offset by a $189 million or 22% growth in OEM licensing revenue. In fiscal 2001, Information Worker revenue growth was less than 1% or $30 million.

Microsoft Business Solutions

Microsoft Business Solutions revenue was $106 million, $308 million, and $567 million in 2001, 2002, and 2003. Microsoft Business Solutions includes Microsoft Great Plains, Navision, and bCentral. Microsoft Business Solutions revenue for fiscal 2003 grew $259 million from fiscal 2002, of which $246 million was attributable to the acquisition of Navision at the beginning of the fiscal year. Microsoft Business Solutions operating loss for fiscal 2003 increased 44%, primarily due to operating losses associated with Navision, increases in sales and marketing expenses, research and development expenses, and acquisition related costs.

MSN

MSN revenue was $1.32 billion, $1.57 billion, and $1.95 billion in 2001, 2002, and 2003. MSN includes MSN Subscriptions and MSN Network services. Although total MSN subscribers at the end of fiscal 2003 were flat compared to the end of fiscal 2002, MSN Subscriptions revenue grew $112 million or 11% in fiscal year 2003 reflecting an increase in the number of non-promotion subscribers. MSN Network services revenue grew $270 million or 48% in fiscal 2003 as a result of growth in paid search and strong general advertising sales across all geographic regions. MSN operating loss for fiscal 2003 decreased 53%, primarily as a result of the growth in revenue and lower relative subscription acquisition and support costs.

In fiscal 2002, MSN Subscriptions revenue increased $229 million or 29% as a result of both a higher subscriber base and higher average revenue per subscriber due to a reduction in promotional subscriber programs. Revenue from MSN Network services increased $27 million or 5% led by online advertising. In fiscal 2001, revenue from MSN Network services grew $197 million or 58% led by online advertising. MSN Subscriptions revenue also grew $141 million or 22% from fiscal 2000 as a result of an increased subscriber base, partially offset by a decline in the average revenue per subscriber due to a larger mix of subscribers contracted under rebate programs.

11 / MSFT	2003 FORM 10-K

Part II, Item 7

Mobile and Embedded Devices

Mobile and Embedded Devices revenue was $86 million, $112 million, and $156 million in 2001, 2002, and 2003. Mobile and Embedded Devices includes Windows Mobile software, Windows Embedded device operating systems, MapPoint, and Windows Automotive. Revenue for fiscal 2003 grew $44 million driven by increased Pocket PC shipments and MapPoint licensing. Operating loss for fiscal 2003 was flat with the prior year as higher marketing expenses and headcount-related costs associated with product development offset the growth in revenue. Prior year revenue and operating loss for Mobile and Embedded Devices have been restated to reflect the reorganizations of MapPoint from Information Worker and Windows embedded device operating systems from Client to Mobile and Embedded Devices.

Home and Entertainment

Home and Entertainment revenue was $1.14 billion, $2.45 billion, and $2.75 billion in 2001, 2002, and 2003. Home & Entertainment includes the Xbox video game system, PC games, consumer software and hardware, and TV platform. Home and Entertainment revenue increased $295 million, as a result of sales of Xbox video game systems and related games which were available for all of fiscal 2003. Xbox revenue grew $309 million or 23% in fiscal 2003 reflecting a $779 million increase from higher volumes for Xbox consoles, games, and peripherals partially offset by a $470 million decrease due to price changes. Revenue from consumer hardware and software and PC games declined $14 million or 1% in fiscal 2003. Operating loss for fiscal 2003 increased 6% from the prior year as the product costs associated with the increased Xbox console sales and increased marketing expense more than offset the 12% increase in revenue.

In fiscal 2002, Home and Entertainment revenue growth from fiscal 2001 stemmed from $1.35 billion of sales of the Xbox video game system released in fiscal 2002. Learning and productivity software revenue and PC and online games declined $39 million or 3% in fiscal 2002 compared to fiscal 2001. In fiscal 2001, Home and Entertainment revenue declined $214 million or 16% from fiscal 2002.

Other

Revenue in the Other segment represents our majority ownership of Expedia, Inc., which was sold in February 2002, resulting in a decline in revenue from fiscal 2001. Acquisitions of Travelscape.com and VacationSpot.com by Expedia, Inc. in fiscal 2001 and increased product offerings from Expedia led to the strong revenue growth in fiscal 2001.

Operating loss includes Expedia, Inc. revenue and operating expenses, general and administrative expenses ($1.55 billion in 2002 and $2.10 billion in 2003), broad-based research and development expenses ($202 million in 2002 and $210 million in 2003), and certain corporate level sales and marketing costs ($526 million in 2002 and $688 million in 2003).

Foreign Currencies Impact

Our operating results are affected by foreign exchange rates. Approximately 27%, 25%, and 28% of our revenue was collected in foreign currencies during 2001, 2002, and 2003. Had the rates from fiscal 2002 been in effect in fiscal 2003, translated international revenue billed in local currencies would have been approximately $700 million lower. Certain manufacturing, selling distribution and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

OPERATING EXPENSES

Cost of Revenue

Cost of revenue includes manufacturing and distribution costs for products and programs sold, operation costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. Cost of revenue as a percent of revenue was 13.7% in 2001, 18.3% in 2002, and 17.7% in 2003. For fiscal 2003, cost of revenue was $5.69 billion compared to $5.19 billion in fiscal 2002. The primary driver of the decrease as a percentage of revenue in fiscal 2003 was a 0.2 percentage point decrease from Home and Entertainment products due to lower volumes and improved margins of Xbox video game consoles and a 0.4 percentage point decrease from MSN product and service costs in fiscal 2003 compared to fiscal 2002.

Cost of revenue in fiscal 2002 was $5.19 billion compared to $3.46 billion in fiscal 2001. The increase as a percentage of revenue in fiscal 2002 was due to an increase of 5.3 percentage points from Home and Entertainment primarily due to costs related to Xbox, partially offset by a 0.7 percentage point decrease due to a higher mix of revenue from licensing business. In fiscal 2001, cost of revenue was $3.46 billion, an increase of $453 million compared to fiscal 2000. The higher sales associated with MSN Subscription and MSN Network services resulting in increased support and service costs drove 0.4 of the 0.6 percentage point increase in total costs as a percentage of revenue.

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Research and development expenses for fiscal 2003 were $4.66 billion, an increase of 8% compared to fiscal 2002. The increase reflects a 7% increase in headcount-related costs, a 25% increase in third-party product development costs, and a 29% increase in testing laboratory equipment and expense. In fiscal 2002, research and development expenses were $4.31 billion compared to $4.38 billion in fiscal 2001. The decrease from fiscal 2001 was due to the discontinuation of amortization of goodwill in accordance with SFAS 142, Goodwill and Other Intangible Assets, $272 million which offset the 15% growth in headcount-related costs. In fiscal 2001, research and development expenses were $4.38 billion, an increase of 16% compared to fiscal 2000. The increase in research and development expenses resulted from a 11% increase in headcount-related costs and a 23% increase in investments in new product development.

12 / MSFT	2003 FORM 10-K

Part II, Item 7

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other programs. Sales and marketing expense as a percentage of revenue was 19.3% in 2001, 19.1% in 2002, and 20.3% in 2003. Sales and marketing expenses were $6.52 billion in 2003, compared to $5.41 billion in fiscal 2002. The increase in absolute dollars was due to a 20% increase in sales expenses related to headcount additions, principally related to the Enterprise and Small/Medium Business sales forces, and a 21% increase in marketing expenses.

In fiscal 2002, sales and marketing expenses were $5.41 billion, an increase of 11% from fiscal 2001. The sales and marketing expenses in absolute dollars increased due to a 20% increase in headcount-related costs partially offset by a 25% decline in MSN customer acquisition marketing costs and a 4% decline in all other marketing costs. In fiscal 2001, sales and marketing expenses were $4.89 billion compared to $4.13 billion in fiscal 2000. The 18% increase in sales and marketing from fiscal 2000 was primarily due to a 21% growth in headcount-related costs, and to a lesser extent, a 3% growth in higher marketing and sales expenses associated with MSN and other new sales initiatives.

General and Administrative

General and administrative costs include payroll, employee benefits, and other headcount-related costs associated with the finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative costs in fiscal 2003 increased $554 million due to a charge of $750 million related to a settlement with AOL/Time Warner in the fourth quarter of 2003 and also due to a $256 million charge reflecting an increase in our estimate of costs related to resolving pending state antitrust and unfair competition consumer class action lawsuits. General and administrative expenses in fiscal 2002 increased due to a charge of approximately $660 million for estimated expenses related to resolving pending state antitrust and unfair competition consumer class action lawsuits and a 10% increase in headcount-related costs. In fiscal 2001, general and administrative costs decreased due to a lawsuit settlement charge recorded in fiscal 2000, partially offset by a 3% growth in headcount-related costs.

NON-OPERATING ITEMS, INVESTMENT INCOME/(LOSS), AND INCOME TAXES

Non-operating items

Losses on equity investees and other consist of our share of income or loss from investments accounted for using the equity method, and income or loss attributable to minority interests. The decrease in losses on equity investees and other in fiscal 2003 and 2002 was due to the divestiture of certain equity investments in fiscal 2002 in conjunction with the underlying performance of such entities. The increase in losses on equity investees and other in fiscal 2001 reflected an increase in the number of such investments during the year.

Investment Income/(Loss)

We recorded net investment income/(loss) in each year as follows:

(In millions)

Year Ended June 30	2001	2002	2003

Dividends	$377	$357	$260
Interest	1,808	1,762	1,697
Net recognized gains/(losses) on investments:
Net gains on the sales of investments	3,175	2,379	909
Other-than-temporary impairments	(4,804)	(4,323)	(1,148)
Net unrealized losses attributable to derivative instruments	(592)	(480)	(141)

Net recognized gains/(losses) on investments	(2,221)	(2,424)	(380)

Investment income/(loss)	$(36)	$(305)	$1,577

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

In fiscal 2003, other-than-temporary impairments decreased mainly due to the lack of significant continued impairments in the cable and telecommunications sectors. Interest income decreased $65 million due to declining interest rates partially offset by a larger investment portfolio. Dividend income decreased $97 million primarily related to the exchange of AT&T 5% convertible preferred debt for common shares of AT&T Corporation during the year.

In fiscal 2002, other-than-temporary impairments primarily related to our investment in AT&T and other cable and telecommunication investments. Net gains on the sales of investments included a $1.25 billion gain on sale of our share of Expedia. Interest and dividend income decreased $66 million from fiscal 2001 as a result of lower interest rates and dividend income.

In fiscal 2001, other-than-temporary impairments primarily related to cable and telecommunication investments. Net gains from the sales of investments in fiscal 2001 included a gain from our investment in Titus Communications (which was merged with Jupiter Telecommunications) and the closing of the sale of Transpoint to CheckFree Holdings Corp. Interest and dividend income increased $591 million from fiscal 2000, reflecting a larger investment portfolio.

13 / MSFT	2003 FORM 10-K

Part II, Item 7

Income Taxes

Our effective tax rate for fiscal 2003 was 32%, reflecting a one-time benefit in the second quarter of $126 million from the reversal of previously accrued taxes. The tax reversal stems from a 9th Circuit Court of Appeals ruling in December 2002 overturning a previous Tax Court ruling that had denied tax benefits on certain revenue earned from the distribution of software to foreign customers. Excluding this reversal, the effective tax rate would have been 33%. The effective tax rate for fiscal 2001 and fiscal 2002 was 33% and 32%, respectively.

ACCOUNTING CHANGES

Effective July 1, 2001, we adopted SFAS 141, Business Combinations, and SFAS 142, Goodwill and Other Intangible Assets. SFAS 141 requires business combinations to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142. Goodwill amortization (on a pre-tax basis) was $311 million in fiscal 2001.

Effective July 1, 2000, we adopted SFAS 133, Accounting for Derivative Instruments and Hedging Activities, which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS 133 resulted in a cumulative pre-tax reduction to income of $560 million ($375 million after-tax) and a cumulative pre-tax reduction to other comprehensive income (OCI) of $112 million ($75 million after-tax). The reduction to income was mostly attributable to a loss of approximately $300 million reclassified from OCI for the time value of options and a loss of approximately $250 million reclassified from OCI for derivatives not designated as hedging instruments. The reduction to OCI was mostly attributable to losses of approximately $670 million on cash flow hedges offset by the reclassifications out of OCI of the approximately $300 million loss for the time value of options and the approximately $250 million loss for derivative instruments not designated as hedging instruments.

STOCK-BASED COMPENSATION

On July 8, 2003, we announced changes in employee compensation designed to help us continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Employees will be granted Stock Awards instead of stock options. The Stock Award program offers employees the opportunity to earn actual shares of our stock over time, rather than options that give employees the right to purchase stock at a set price. As part of the changes, we announced that a significant portion of stock-based compensation for more than 600 of our senior leaders will depend on growth in the number and satisfaction of our customers. We also indicated that we are working on a plan to enable employees to realize some value on the portion of their stock options that are currently out-of-the-money, by selling their options to a third-party financial institution. If approved, we expect to implement this plan by the end of 2003.

In addition to announcing changes to our employee compensation arrangements, we also indicated that we will adopt the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, effective July 1, 2003, and will report that change in accounting principle using the retroactive restatement method described in SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Note 16 of the Notes to the Financial Statements provides pro forma income statements for 2001, 2002, and 2003 as if compensation cost for our stock option and employee stock purchase plans had been determined as prescribed by SFAS 123.

FINANCIAL CONDITION

Our cash and short-term investment portfolio totaled $49.05 billion at June 30, 2003, an increase of $10.40 billion from fiscal year 2002. The portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions, in order to diversify financial risk. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment for immediate cash needs.

Unearned revenue as of June 30, 2003 was $9.02 billion, increasing $1.27 billion from June 30, 2002, reflecting the addition of new and anniversary multi-year licensing agreements, partially offset by continued recognition of unearned revenue from multi-year licensing in prior periods.

Cash flow from operations was $15.80 billion for fiscal 2003, an increase of $1.29 billion from fiscal 2002. The increase reflects a $2.16 billion increase in net income from fiscal year 2002 and an increase of $1.37 billion in unearned revenue, offset by an increase of $2.36 billion in recognition of unearned revenue. Cash used for financing was $5.22 billion in fiscal 2003, an increase of $651 million from the prior year. The increase reflects a cash dividend payment of $857 million in 2003 and an increase of $417 million in common stock repurchase, offsetting $623 million received for common stock issued. We repurchased 238.2 million shares of common stock under our share repurchase program in fiscal 2003. Cash used for investing was $7.21 billion in fiscal 2003, a decrease of $3.63 billion from fiscal 2002, due to stronger portfolio performance on sold and matured investments.

Cash flow from operations was $14.51 billion for fiscal 2002, an increase of $1.09 billion from fiscal 2001. The increase reflected strong growth in unearned revenue as a result of the significant number of customers that purchased Upgrade Advantage during the Licensing 6.0 transition period. This resulted in an increase in billings and a corresponding increase in the unearned revenue amount. Cash used for financing was $4.57 billion in fiscal 2002, a decrease of $1.01 billion from the prior year. The decrease reflected the repurchase of put warrants in the prior year. We repurchased 245.6 million shares of common stock under our share repurchase program in fiscal 2002. In addition, 10.2 million shares of common stock were acquired in fiscal 2002 under a structured stock repurchase transaction. We entered into the structured stock repurchase transaction in fiscal 2001, which gave us the right to acquire 10.2 million of our shares in exchange for an up-front net payment of $264 million. Cash used for investing was $10.85 billion in fiscal 2002, an increase of $2.11 billion from fiscal 2001.

14 / MSFT	2003 FORM 10-K

Part II, Item 7

Cash flow from operations was $13.42 billion in fiscal 2001, an increase of $2.00 billion from the prior year. The increase was primarily attributable to the growth in revenue and other changes in working capital, partially offset by a decrease in the stock option income tax benefit, reflecting decreased stock option exercises by employees. Cash used for financing was $5.59 billion in fiscal 2001, an increase of $3.39 billion from the prior year. The increase primarily reflected the repurchase of put warrants in fiscal 2001, compared to the sale of put warrants in the prior fiscal year, as well as an increase in common stock repurchased. All outstanding put warrants were either retired or exercised during fiscal 2001. During fiscal 2001, we repurchased 178.1 million shares. Cash used for investing was $8.73 billion in fiscal 2001, a decrease of $658 million from the prior year.

We have no material long-term debt. Stockholders’ equity at June 30, 2003 was $61.02 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $117 million on June 30, 2003. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

We believe existing cash and short-term investments together with funds generated from operations should be sufficient to meet operating requirements. Our philosophy regarding the maintenance of a balance sheet with a large component of cash and short-term investments, as well as equity and other investments, reflects our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to our business model. We continuously assess our investment management approach in view of our current and potential future needs.

Off-balance sheet arrangements

We have operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for operating leases was $281 million, $318 million, and $290 million in 2001, 2002, and 2003, respectively. Future minimum rental commitments under noncancellable leases, in millions of dollars, are: 2004, $218; 2005, $202; 2006, $172; 2007, $134; 2008, $116; and thereafter, $429.

We have unconditionally guaranteed the repayment of certain Japanese yen denominated bank loans and related interest and fees of Jupiter Telecommunication, Ltd., a Japanese cable company (Jupiter). These guarantees arose on February 1, 2003 in conjunction with the expiration of prior financing arrangements, including previous guarantees by us. The financing arrangements were entered into by Jupiter as part of financing its operations. As part of Jupiter’s new financing agreement, we agreed to guarantee repayment by Jupiter of the loans of approximately $51 million. The estimated fair value and the carrying value of the guarantees was $10.5 million and did not result in a charge to operations. The guarantees are in effect until the earlier of repayment of the loans, including accrued interest and fees, or February 1, 2009. The maximum amount of the guarantees is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest, and any other related expenses. Additionally, the maximum amount of the guarantees, denominated in Japanese yen, will vary based on fluctuations in foreign exchange rates. If we were required to make payments under the guarantees, we may recover all or a portion of those payments upon liquidation of Jupiter’s assets. The proceeds from such liquidation cannot be accurately estimated due to the multitude of factors that would affect the valuation and realization of the proceeds in the event of liquidation.

In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of June 30, 2003, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to us currently exists.

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FIN 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In January 2003, the FASB issued Interpretation 46, Consolidation of Variable Interest Entities. In general, a variable interest entity is a corporation, partnership, trust, or any other legal structure used for business purposes that either (a) does not have equity investors with voting rights or (b) has equity investors that do not provide sufficient financial resources for the entity to support its activities. Interpretation 46 requires a variable interest entity to be consolidated by a company if that company is subject to a majority of the risk of loss from the variable interest entity’s activities or entitled to receive a majority of the entity’s residual returns or both. The consolidation requirements of Interpretation 46 apply immediately to variable interest entities created after January 31, 2003. The consolidation requirements apply to transactions entered into prior to February 1, 2003 in the first fiscal year or interim period beginning after June 15, 2003. Certain of the disclosure requirements apply in all financial statements issued after January 31, 2003, regardless of when the variable interest entity was established. The adoption of the Interpretation on July 1, 2003 did not have a material impact on our financial statements.

In April 2003, the FASB issued SFAS 149, Amendment of Statement 133 on Derivative Instruments and Hedging Activities, which amends and clarifies accounting for derivative instruments, including certain derivative instruments embedded in other contracts, and for hedging activities under SFAS 133. The Statement is effective (with certain exceptions) for contracts entered into or modified after June 30, 2003. We do not believe the adoption of this Statement will have a material impact on our financial statements.

In May 2003, the FASB issued SFAS 150, Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity. The Statement establishes standards for how an issuer classifies and measures certain financial instruments with

15 / MSFT	2003 FORM 10-K

Part II, Item 7

characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). It is effective for financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. While we do not believe the adoption of this Statement will have a material impact on our financial statements, we continue to assess the impact this Statement will have on certain of our share repurchase programs.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of investment securities, impairment of goodwill, accounting for research and development costs, accounting for legal contingencies, and accounting for income taxes.

We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. End users receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis, the fair value of which is recognized over the product’s estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow; and our intent and ability to hold the investment.

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (July 1st for Microsoft) and between annual tests in certain circumstances. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assigning assets and liabilities to reporting units, assigning goodwill to reporting units, and determining the fair value of each reporting unit. Significant judgments required to estimate the fair value of reporting units include estimating future cash flows, determining appropriate discount rates and other assumptions. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We account for research and development costs in accordance with several accounting pronouncements, including SFAS 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS 86 specifies that costs incurred internally in creating a computer software product should be charged to expense when incurred as research and development until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.

We are subject to various legal proceedings and claims, the outcomes of which are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. We evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Fluctuations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

ISSUES AND UNCERTAINTIES

This Annual Report on Form 10-K contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our financial outlook.

Challenges to our Business Model

Since our inception, our business model has been based upon customers agreeing to pay a fee to license software developed and distributed by us. Under this commercial software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenues received from the distribution of their products. We believe the commercial software model has had substantial benefits for users of software, allowing them to rely on our expertise and the expertise of other software developers that have powerful incentives to develop

16 / MSFT	2003 FORM 10-K

Part II, Item 7

innovative software that is useful, reliable, and compatible with other software and hardware. In recent years, there has been a growing challenge to the commercial software model, often referred to as the Open Source model. Under the Open Source model, software is produced by loosely associated groups of unpaid programmers, and the resulting software and the intellectual property contained therein is licensed to end users at substantially no cost. The most notable example of Open Source software is the Linux operating system. While we believe that our products provide customers with significant advantages in security and productivity, and generally have a lower total cost of ownership than Open Source software, the popularization of the Open Source model continues to pose a significant challenge to our business model, including recent efforts by proponents of the Open Source model to convince governments worldwide to mandate the use of Open Source software in their purchase and deployment of software products. To the extent the Open Source model gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenues and operating margins may consequently decline.

Intellectual Property Rights

We defend our intellectual property rights, but unlicensed copying and use of software and intellectual property rights represents a loss of revenue to us. While this adversely affects U.S. revenue, the impact on revenue from outside the United States is more significant, particularly in countries where laws are less protective of intellectual property rights. Throughout the world, we actively educate consumers about the benefits of licensing genuine products and educate lawmakers about the advantages of a business climate where intellectual property rights are protected. However, continued educational and enforcement efforts may not affect revenue positively and further deterioration in compliance with existing legal protections or reductions in the legal protection for intellectual property rights of software developers could adversely affect revenue.

From time to time we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow. Responding to these claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop selling or to redesign affected products, or to pay damages or to satisfy indemnification commitments with our customers.

We have made and expect to continue making significant expenditures to acquire the use of technology and intellectual property rights, including via cross-licenses of broad patent portfolios.

New Products and Services

We have made significant investments in research, development and marketing for new products, services and technologies, including Microsoft .NET, Xbox, business applications, MSN, mobile and wireless technologies, and television. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, these products and services may never be profitable, and even if they are profitable, operating margins for these businesses are not expected to be as high as the margins historically experienced by us.

Litigation

As discussed in Note 20 – Contingencies of the Notes to Financial Statements, we are subject to a variety of claims and lawsuits. While we believe that none of the litigation matters in which we are currently involved will have a material adverse impact on our financial position or results of operations, it is possible that one or more of these matters could be resolved in a manner that ultimately would have a material adverse impact on our business, and could negatively impact our revenues, operating margins, and net income.

Declines in Demand for Software

If overall market demand for PCs, servers and other computing devices declines significantly, or consumer or corporate spending for such products declines, our revenue will be adversely affected. Additionally, our revenues would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products because new product offerings are not perceived as adding significant new functionality or other value to prospective purchasers. A significant number of customers purchased license agreements providing upgrade rights to specific licensed products prior to the transition to Licensing 6.0 in July 2002. These agreements will expire in 2004 and 2005 and the rate at which such customers renew these contracts could adversely affect future revenues. We are also committing significant investments in the next release of the Windows operating system, codenamed Longhorn. If this system is not perceived as offering significant new functionality or value to prospective purchasers, our revenues and operating margins could be adversely affected.

Product Development Schedule

The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products, particularly any delays in the Longhorn operating system, could adversely affect our revenues.

General Economic and Geo-Political Risks

Continued softness in corporate information technology spending or other changes in general economic conditions that affect demand for computer hardware or software could adversely affect our revenues. Terrorist activity and armed conflict pose the additional risk of general economic disruption and could require changes in our international operations and security arrangements, thus increasing our operating costs. These conditions lend additional uncertainty to the timing and budget for technology investment decisions by our customers.

Competition

We continue to experience intensive competition across all markets for our products and services. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenues, gross margins and operating income.

Taxation of Extraterritorial Income

In August 2001, a World Trade Organization (“WTO”) dispute panel determined that the tax provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (“ETI”) constitute an export subsidy prohibited by the WTO Agreement on Subsidies

17 / MSFT	2003 FORM 10-K

Part II, Item 7, 7A

and Countervailing Measures. The U.S. government appealed the panel’s decision and lost its appeal. If the ETI provisions are repealed and financially comparable replacement tax legislation is not enacted, the loss of the ETI tax benefit to us could be significant.

Other Potential Tax Liabilities

We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, a material effect on our income tax provision and net income in the period or periods for which that determination is made could result.

Finite Insurance Programs

In addition to conventional third party insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of June 30, 2003, potential coverage available under captive insurance arrangements was $1.0 billion, subject to deductibles, exclusions, and other restrictions. While we believe these arrangements are an effective way to insure against such risks, the potential liabilities associated with certain of the issues and uncertainties discussed herein could exceed the coverage provided by such arrangements.

Other

Other issues and uncertainties may include:

•	warranty and other claims for hardware products such as Xbox;

•	the effects of the Consent Decree in U.S. v. Microsoft and Final Judgment in State of New York v. Microsoft on the Windows operating system and server business, including those associated with protocol and other disclosures required by the Decree and Final Judgment and the ability of PC manufacturers to hide end user access to certain new Windows features;

•	the continued availability of third party distribution channels for MSN service and other online services;

•	factors associated with our international operations, as described under International Operations in Part I, Item 1 of this report; and

•	financial market volatility or other changes affecting the value of our investments, such as the Comcast Corporation securities held by us, that may result in a reduction in carrying value and recognition of losses including impairment charges.

ITEM 7A.     Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency, interest rate, and fixed income and equity price risks. A portion of these risks is hedged, but fluctuations could impact our results of operations and financial position. We hedge a portion of anticipated revenue and accounts receivable exposure to foreign currency fluctuations, primarily with option contracts. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the Euro, Japanese yen, British pound, and Canadian dollar. Fixed income securities are subject to interest rate risk. The portfolio is diversified and structured to minimize credit risk. We routinely use options to hedge a portion of our exposure to interest rate risk in the event of a catastrophic increase in interest rates. Securities held in our equity and other investments portfolio are subject to price risk, and are generally not hedged. However, we use options to hedge our price risk on certain highly volatile equity securities that are held primarily for strategic purposes.

We use a value-at-risk (VAR) model to estimate and quantify our market risks. VAR is the expected loss, for a given confidence level, in fair value of our portfolio due to adverse market movements over a defined time horizon. The VAR model is not intended to represent actual losses in fair value, but is used as a risk estimation and management tool. The model used for currencies and equities is geometric Brownian motion, which allows incorporation of optionality with regard to these risk exposures. For interest rate risk, the mean reverting geometric Brownian motion is used to reflect the principle that fixed-income securities prices revert to maturity value over time.

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

Certain securities in our equity portfolio are held for strategic purposes. We hedge the value of a portion of these securities through the use of derivative contracts such as put-call collars. In these arrangements, we hedge a security’s market risk below the purchased put strike and forgo most or all of the benefits of the security’s appreciation above the sold call strike, in exchange for premium received for the sold call. We also hold equity securities for general investment return purposes. We have incurred material impairment charges related to these securities. The VAR amounts disclosed below are used as a risk management tool and reflect an estimate of potential reductions in fair value of our portfolio. Losses in fair value over a 20-day holding period can exceed the reported VAR by significant amounts and can also accumulate over a longer time horizon than the 20-day holding period used in the VAR analysis. VAR amounts are not necessarily reflective of potential accounting losses, including determinations of other-than-temporary losses in fair value in accordance with U.S. GAAP.

The VAR numbers are shown separately for interest rate, currency, and equity risks. These VAR numbers include the underlying portfolio positions and related hedges. We use historical data to estimate VAR. Given reliance on historical data, VAR is most effective in estimating risk exposures in markets in which there are no fundamental changes or shifts in market conditions. An inherent limitation in VAR is that the distribution of past changes in market risk factors may not produce accurate predictions of future market risk.

18 / MSFT	2003 FORM 10-K

Part II, Item 7A, 8

The following table sets forth the VAR calculations for substantially all of our positions:

(In millions)	As of June 30		Year ended June 30, 2003

Risk Categories	2002	2003	Average	High	Low

Interest rates	$472	$448	$609	$762	$448
Currency rates	$310	$141	$156	$333	$41
Equity prices	$602	$869	$838	$1,083	$523

The total VAR for the combined risk categories is $987 million at June 30, 2003 and $908 million at June 30, 2002. The total VAR is 32% less at June 30, 2003 and 34% less at June, 30 2002 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks. The reasons for the change in risk in portfolios include: larger investment portfolio size, asset allocation shifts, and changes in foreign exchange exposures relative to the U.S. dollar.

ITEM 8.     Financial Statements and Supplementary Data

INCOME STATEMENTS

(In millions, except earnings per share)

Year Ended June 30	2001	2002	2003

Revenue	$25,296	$28,365	$32,187
Operating expenses:
Cost of revenue	3,455	5,191	5,686
Research and development	4,379	4,307	4,659
Sales and marketing	4,885	5,407	6,521
General and administrative	857	1,550	2,104

Total operating expenses	13,576	16,455	18,970

Operating income	11,720	11,910	13,217
Losses on equity investees and other	(159)	(92)	(68)
Investment income/(loss)	(36)	(305)	1,577

Income before income taxes	11,525	11,513	14,726
Provision for income taxes	3,804	3,684	4,733

Income before accounting change	7,721	7,829	9,993
Cumulative effect of accounting change (net of income taxes of $185)	(375)	–	–

Net income	$7,346	$7,829	$9,993

Basic earnings per share(1):
Before accounting change	$0.72	$0.72	$0.93
Cumulative effect of accounting change	(0.03)	–	–

	$0.69	$0.72	$0.93

Diluted earnings per share(1):
Before accounting change	$0.69	$0.70	$0.92
Cumulative effect of accounting change	(0.03)	–	–

	$0.66	$0.70	$0.92

Weighted average shares outstanding(1):
Basic	10,683	10,811	10,723

Diluted	11,148	11,106	10,882

(1)	Earnings per share and weighted average shares outstanding have been restated to reflect a two-for-one stock split in February 2003.

See accompanying notes.

19 / MSFT	2003 FORM 10-K

Part II, Item 8

BALANCE SHEETS

(In millions)

June 30	2002	2003

Assets
Current assets:
Cash and equivalents	$3,016	$6,438
Short-term investments	35,636	42,610

Total cash and short-term investments	38,652	49,048
Accounts receivable, net	5,129	5,196
Inventories	673	640
Deferred income taxes	2,112	2,506
Other	2,010	1,583

Total current assets	48,576	58,973
Property and equipment, net	2,268	2,223
Equity and other investments	14,191	13,692
Goodwill	1,426	3,128
Intangible assets, net	243	384
Other long-term assets	942	1,171

Total assets	$67,646	$79,571

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,208	$1,573
Accrued compensation	1,145	1,416
Income taxes	2,022	2,044
Short-term unearned revenue	5,920	7,225
Other	2,449	1,716

Total current liabilities	12,744	13,974
Long-term unearned revenue	1,823	1,790
Deferred income taxes	398	1,731
Other long-term liabilities	501	1,056
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; Shares issued and outstanding 10,718 and 10,771	31,647	35,344
Retained earnings, including accumulated other comprehensive income of $583 and $1,840	20,533	25,676

Total stockholders’ equity	52,180	61,020

Total liabilities and stockholders’ equity	$67,646	$79,571

See accompanying notes.

20 / MSFT	2003 FORM 10-K

Part II, Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30	2001	2002	2003

Operations
Net income	$7,346	$7,829	$9,993
Cumulative effect of accounting change, net of tax	375	–	–
Depreciation, amortization, and other noncash items	1,536	1,084	1,439
Net recognized losses on investments	2,221	2,424	380
Stock option income tax benefits	2,066	1,596	1,376
Deferred income taxes	(420)	(416)	336
Unearned revenue	6,970	11,152	12,519
Recognition of unearned revenue	(6,369)	(8,929)	(11,292)
Accounts receivable	(418)	(1,623)	187
Other current assets	(482)	(264)	412
Other long-term assets	(330)	(9)	(28)
Other current liabilities	774	1,449	35
Other long-term liabilities	153	216	440

Net cash from operations	13,422	14,509	15,797

Financing
Common stock issued	1,620	1,497	2,120
Common stock repurchased	(6,074)	(6,069)	(6,486)
Repurchases of put warrants	(1,367)	–	–
Common stock dividends	–	–	(857)
Other, net	235	–	–

Net cash used for financing	(5,586)	(4,572)	(5,223)

Investing
Additions to property and equipment	(1,103)	(770)	(891)
Acquisitions of companies, net of cash acquired	–	–	(1,063)
Purchases of investments	(66,346)	(89,386)	(89,621)
Maturities of investments	5,867	8,654	9,205
Sales of investments	52,848	70,657	75,157

Net cash used for investing	(8,734)	(10,845)	(7,213)

Net change in cash and equivalents	(898)	(908)	3,361
Effect of exchange rates on cash and equivalents	(26)	2	61
Cash and equivalents, beginning of year	4,846	3,922	3,016

Cash and equivalents, end of year	$3,922	$3,016	$6,438

See accompanying notes.

21 / MSFT	2003 FORM 10-K

Part II, Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30	2001	2002	2003

Common stock and paid-in capital
Balance, beginning of year	$23,195	$28,390	$31,647
Common stock issued	5,154	1,801	3,012
Common stock repurchased	(394)	(676)	(691)
Repurchases of put warrants	(1,367)	–	–
Stock option income tax benefits	2,066	1,596	1,376
Other, net	(264)	536	–

Balance, end of year	28,390	31,647	35,344

Retained earnings
Balance, beginning of year	18,173	18,899	20,533
Net income	7,346	7,829	9,993
Other comprehensive income:
Cumulative effect of accounting change	(75)	–	–
Net gains/(losses) on derivative instruments	634	(91)	(102)
Net unrealized investment gains/(losses)	(1,460)	5	1,243
Translation adjustments and other	(39)	82	116

Comprehensive income	6,406	7,825	11,250
Common stock repurchased	(5,680)	(6,191)	(5,250)
Common stock dividends	–	–	(857)

Balance, end of year	18,899	20,533	25,676

Total stockholders’ equity	$47,289	$52,180	$61,020

See accompanying notes.

22 / MSFT	2003 FORM 10-K

Part II, Item 8

NOTES TO FINANCIAL STATEMENTS

Note 1—Accounting Policies

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The financial statements include the accounts of Microsoft Corporation and its subsidiaries (Microsoft). Intercompany transactions and balances have been eliminated. Equity investments in which we own at least 20% of the voting securities are accounted for using the equity method, except for investments in which the Company is not able to exercise significant influence over the investee, in which case, the cost method of accounting is used.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrade/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to other comprehensive income (OCI).

Revenue Recognition

Revenue for retail packaged products, products licensed to original equipment manufacturers (OEMs), and perpetual licenses for current products under our Open and Select volume licensing programs is generally recognized as products are shipped, with a portion of the revenue recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the sales price of those elements when sold separately (vendor-specific objective evidence) using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related product’s life cycle, which is currently estimated at three and a half years for Windows operating systems and two years for desktop applications (primarily Office).

Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Certain multi-year licensing arrangements include rights to receive future versions of software product on a when-and-if-available basis under Open and Select volume licensing programs (currently named Software Assurance and, previously, Upgrade Advantage). In addition, other multi-year licensing arrangements include a perpetual license for current products combined with rights to receive future versions of software products on a when-and-if-available basis under Open, Select, and Enterprise Agreement volume licensing programs. MSN Internet Access subscriptions, Microsoft bCentral subscriptions, and Microsoft Developer Network subscriptions are also accounted for as subscriptions.

Revenue related to our Xbox game console is recognized upon shipment of the product to retailers. Online advertising revenue is recognized as advertisements are displayed. Consulting services revenue is recognized as services are rendered, generally based on the negotiated hourly rate in the consulting arrangement and the number of hours worked during the period.

Costs related to insignificant obligations, which include telephone support for developer tools software, PC games, computer hardware, and Xbox, are accrued when the related revenue is recognized. Provisions are recorded for estimated returns, concessions, and bad debts.

Cost of Revenue

Cost of revenue includes manufacturing and distribution costs for products and programs sold, operation costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services.

Research and Development

Research and development expenses include payroll, employee benefits, and other headcount-related costs associated with product development. Technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, and other headcount-related costs as well as expenses related to advertising, promotions, tradeshows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.02 billion in 2001, $1.13 billion in 2002, and $1.06 billion in 2003.

23 / MSFT	2003 FORM 10-K

Part II, Item 8

Income Taxes

Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Certain items of income and expense are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

Financial Instruments

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Short-term investments generally mature between three months to nine years from the purchase date. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses are reflected in OCI.

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

We lend certain fixed income and equity securities to enhance investment income. Collateral and/or security interest is determined based upon the underlying security and the creditworthiness of the borrower. The fair value of collateral that we are permitted to sell or repledge was $499 million at both June 30, 2002 and 2003.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

We use derivative instruments to manage exposures to foreign currency, security price, interest rate, and credit risks. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the impact of these exposures as effectively as possible.

Foreign Currency Risk.    Certain forecasted transactions and assets are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the Euro, Japanese yen, British pound, and Canadian dollar. Non U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments under SFAS 133. Options used to hedge a portion of forecasted international revenue for up to three years in the future are designated as cash flow hedging instruments. Certain options and forwards not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies.

Securities Price Risk.    Strategic equity investments are subject to market price risk. From time to time, we use and designate options to hedge fair values and cash flows on certain equity securities. We determine the security, or forecasted sale thereof, selected for hedging by market conditions, up-front costs, and other relevant factors. Once established, the hedges are not dynamically managed or traded, and are generally not removed until maturity.

Interest Rate Risk.    Fixed-income securities are subject to interest rate risk. The fixed-income portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. We use exchange-traded option and future contracts, not designated as hedging instruments under SFAS 133, to hedge interest rate risk. In addition, we routinely use options, not designated as hedging instruments under SFAS 133, to hedge our exposure to interest rate risk in the event of a catastrophic increase in interest rates.

Other Derivatives.    Swap contracts, not designated as hedging instruments under SFAS 133, are used to manage exposures to credit risks. In addition, we may invest in warrants to purchase securities of other companies as a strategic investment. Warrants that can be net share settled are deemed derivative financial instruments and are not designated as hedging instruments. To Be Announced forward purchase commitments of mortgage-backed assets are also considered derivatives in cases where physical delivery of the assets are not taken at the earliest available delivery date.

For options designated either as fair value or cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness.

24 / MSFT	2003 FORM 10-K

Part II, Item 8

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the account receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

(In millions)

Year Ended June 30	Balance at beginning of period	Charged to costs and expenses	Write-offs and other	Balance at end of period
2001	$186	$157	$169	$174
2002	174	192	157	209
2003	209	118	85	242

Inventories

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term, ranging from one to 15 years. Computer software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally three years or less.

Goodwill

Beginning in fiscal 2002 with the adoption of SFAS 142, Goodwill and Other Intangible Assets, goodwill is no longer amortized, but instead tested for impairment at least annually. Prior to fiscal 2002, goodwill was amortized using the straight-line method over its estimated period of benefit.

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. We periodically evaluate the recoverability of intangible assets and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that an impairment exists. All of our intangible assets are subject to amortization.

Employee Stock Plans

We follow Accounting Principles Board Opinion 25, Accounting for Stock Issued to Employees, to account for stock option and employee stock purchase plans, which generally does not require income statement recognition of options granted at the market price on the date of issuance. However, certain events, such as the accelerated vesting of options and the exchange of options in a business combination, can trigger recording an expense. In addition to announcing changes to our employee compensation arrangements in July 2003, we also indicated that we will adopt the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, effective July 1, 2003 and will report that change in accounting principle using the retroactive restatement method described in SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure.

The following table illustrates the effect on net income and earnings per share as if we had applied the fair value recognition provisions of SFAS 123:

(In millions, except earnings per share)

Year Ended June 30	2001	2002	2003

Net income, as reported	$7,346	$7,829	$9,993
Add: Stock-based employee compensation expense included in reported net income, net of tax	144	99	52
Deduct: Total stock-based employee compensation expense determined under fair value based method for all awards, net of tax	(2,406)	(2,573)	(2,514)

Pro forma net income	$5,084	$5,355	$7,531

Earnings per share:
Basic – as reported	$0.69	$0.72	$0.93

Basic – pro forma	$0.48	$0.50	$0.70

Diluted – as reported	$0.66	$0.70	$0.92

Diluted – pro forma	$0.46	$0.48	$0.69

Note 2—Stock Split

In February 2003, outstanding shares of our common stock were split two-for-one. All prior share and per share amounts have been restated to reflect the stock split.

Note 3—Accounting Changes

Effective July 1, 2000, we adopted SFAS 133 which establishes accounting and reporting standards for derivative instruments, including certain derivative instruments embedded in other contracts and for hedging activities. The adoption of SFAS 133 on July 1, 2000, resulted in a cumulative pre-tax reduction to income of $560 million ($375 million after-tax) and a cumulative pre-tax

25 / MSFT	2003 FORM 10-K

Part II, Item 8

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

Effective July 1, 2001, we adopted SFAS 141, Business Combinations, and SFAS 142. SFAS 141 requires business combinations initiated after June 30, 2001 to be accounted for using the purchase method of accounting. It also specifies the types of acquired intangible assets that are required to be recognized and reported separate from goodwill. SFAS 142 requires that goodwill and certain intangibles no longer be amortized, but instead tested for impairment at least annually. There was no impairment of goodwill upon adoption of SFAS 142.

Net income and earnings per share for fiscal 2001 adjusted to exclude amortization expense (net of taxes) is as follows:

(In millions, except earnings per share)

Year Ended June 30	2001

Net income:
Reported net income	$7,346
Goodwill amortization	252
Equity method goodwill amortization	26

Adjusted net income	$7,624

Basic earnings per share:
Reported basic earnings per share	$0.69
Goodwill amortization	0.02
Equity method goodwill amortization	–

Adjusted basic earnings per share	$0.71

Diluted earnings per share:
Reported diluted earnings per share	$0.66
Goodwill amortization	0.02
Equity method goodwill amortization	–

Adjusted diluted earnings per share	$0.68

Note 4—Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. The percentage of revenue recorded as unearned due to undelivered elements ranges from approximately 15% to 25% of the sales price for Windows XP Home, approximately 5% to 15% of the sales price for Windows XP Professional, and approximately 5% to 15% of the sales price for desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three and a half years for Windows operating systems and two years for desktop applications. Unearned revenue also includes payments for online advertising for which the advertisement has yet to be displayed and payments for post-delivery support services to be performed in the future.

The components of unearned revenue were as follows:

(In millions)

June 30	2002	2003

Volume licensing programs	$4,158	$5,472
Undelivered elements	2,830	2,847
Other	755	696

Unearned revenue	$7,743	$9,015

Unearned revenue by segment was as follows:

(In millions)

June 30	2002	2003

Client	$3,023	$3,165
Server and Tools	1,595	2,185
Information Worker	2,757	3,305
Other segments	368	360

Unearned revenue	$7,743	$9,015

26 / MSFT	2003 FORM 10-K

Part II, Item 8

Of the $9.02 billion of unearned revenue at June 30, 2003, $2.65 billion is expected to be recognized in the first quarter of fiscal 2004, $2.05 billion in the second quarter of fiscal 2004, $1.53 billion in the third quarter of fiscal 2004, $1.00 billion in the fourth quarter of fiscal 2004, and $1.79 billion thereafter.

Note 5—Cash and Short-Term Investments

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

June 30, 2002

Cash and equivalents:
Cash	$1,114	$–	$–	$1,114
Commercial paper	260	–	–	260
Certificates of deposit	31	–	–	31
Money market mutual funds	714	–	–	714
Corporate notes and bonds	560	–	–	560
Municipal securities	337	–	–	337

Cash and equivalents	3,016	–	–	3,016

Short-term investments:
Commercial paper	552	–	—	552
U.S. government and agency securities	8,745	91	(12)	8,824
Corporate notes and bonds	14,577	255	(241)	14,591
Mortgage-backed securities	6,226	23	(1)	6,248
Municipal securities	4,462	86	–	4,548
Certificates of deposit	873	–	–	873

Short-term investments	35,435	455	(254)	35,636

Cash and short-term investments	$38,451	$455	$(254)	$38,652

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

June 30, 2003

Cash and equivalents:
Cash	$1,308	$–	$–	$1,308
Commercial paper	774	–	–	774
U.S. government and agency securities	1,889	–	–	1,889
Certificates of deposit	28	–	–	28
Money market mutual funds	1,263	–	–	1,263
Corporate notes and bonds	744	95	(11)	828
Municipal securities	348	–	–	348

Cash and equivalents	6,354	95	(11)	6,438

Short-term investments:
Commercial paper	100	–	–	100
U.S. government and agency securities	5,316	126	(28)	5,414
Foreign government bonds	5,364	79	(16)	5,427
Corporate notes and bonds	15,440	735	(86)	16,089
Mortgage-backed securities	6,257	65	(3)	6,319
Municipal securities	8,733	265	(6)	8,992
Certificates of deposit	269	–	–	269

Short-term investments	41,479	1,270	(139)	42,610

Cash and short-term investments	$47,833	$1,365	$(150)	$49,048

Realized gains and (losses) from cash and short-term investments (excluding impairments) were $541 million and $(369) million in 2001, $816 million and $(558) million in 2002 and $1.42 billion and $(957) million in 2003.

Note 6—Inventories

(In millions)

June 30	2002	2003

Finished goods	$505	$393
Raw materials and work in process	168	247

Inventories	$673	$640

27 / MSFT	2003 FORM 10-K

Part II, Item 8

Note 7—Property and Equipment

(In millions)

June 30	2002	2003

Land	$197	$248
Buildings	1,701	1,854
Computer equipment and software	2,621	2,464
Other	1,372	1,512

Property and equipment – at cost	5,891	6,078
Accumulated depreciation	(3,623)	(3,855)

Property and equipment – net	$2,268	$2,223

During 2001, 2002, and 2003, depreciation expense, the majority of which related to computer equipment, was $764 million, $820 million, and $929 million.

Note 8—Equity and Other Investments

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

June 30, 2002

Debt securities recorded at market, maturing:
Within one year	$485	$26	$–	$511
Between 2 and 10 years	893	46	(4)	935
Between 10 and 15 years	541	19	(2)	558
Beyond 15 years	3,036	–	–	3,036

Debt securities recorded at market	4,955	91	(6)	5,040

Common stock and warrants	6,580	1,287	(617)	7,250
Preferred stock	1,382	–	–	1,382
Other investments	519	–	–	519

Equity and other investments	$13,436	$1,378	$(623)	$14,191

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis

June 30, 2003

Debt securities recorded at market, maturing:
Within one year	$293	$9	$–	$302
Between 2 and 10 years	1,436	194	(73)	1,557

Debt securities recorded at market	1,729	203	(73)	1,859

Common stock and warrants	8,395	1,686	(3)	10,078
Preferred stock	1,262	–	–	1,262
Other investments	493	–	–	493

Equity and other investments	$11,879	$1,889	$(76)	$13,692

Debt securities include corporate and government notes and bonds and derivative securities. In connection with the definitive agreement to combine AT&T Broadband with Comcast into a new company called Comcast Corporation, Microsoft exchanged its AT&T 5% convertible preferred debt for 115 million shares of Comcast Corporation on November 18, 2002, resulting in a $20 million net recognized loss.

Common and preferred stock and other investments that are restricted for more than one year or are not publicly traded are recorded at cost. At June 30, 2002 the recorded basis of these investments was $2.31 billion, and their estimated fair value was $2.28 billion. At June 30, 2003, the recorded basis of these investments was $2.15 billion, and their estimated fair value was $2.56 billion. The estimate of fair value is based on publicly available market information or other estimates determined by management. Realized gains and (losses) from equity and other investments (excluding impairments) were $3.03 billion and $(23) million in 2001, $2.24 billion and $(121) million in 2002, and $540 million and $(88) million in 2003.

Note 9—Goodwill

During fiscal 2003, goodwill increased by approximately $1.7 billion. The increase related principally to the following acquisitions: Navision a/s with $1.2 billion allocated to Microsoft Business Solutions, $281 million for the Rare, Ltd. acquisition allocated to Home and Entertainment, and Placeware, Inc. with $180 million allocated to Information Worker. No impairment was charged to

28 / MSFT	2003 FORM 10-K

Part II, Item 8

goodwill during fiscal 2003. During fiscal 2002, goodwill was reduced by $85 million, principally in connection with our exchange of all of the 33.7 million shares and warrants we owned of Expedia, Inc. to USA Networks, Inc. No goodwill was acquired or impaired during fiscal 2002. Goodwill by segment was as follows:

(In millions)

June 30	2002	2003

Client	$26	$37
Server and Tools	97	106
Information Worker	–	180
Microsoft Business Solutions	1,021	2,219
MSN	160	154
Mobile and Embedded Devices	5	28
Home and Entertainment	117	404

Goodwill	$1,426	$3,128

Note 10—Intangible Assets

During fiscal 2003, we recorded additions of $306 million in intangible assets, primarily related to the acquisition of Navision a/s and Rare, Ltd., with $19 million allocated to marketing related assets, $97 million to technology-based assets, $162 million to contract based assets, and $28 million to customer-related assets. Acquired intangibles are amortized over weighted average periods of five years for contract-based assets, four years for technology-based assets, four years for marketing-related assets, and nine years for customer-related assets. No significant residual value is estimated for these assets. Through the fiscal year 2003 acquisitions, $17 million was assigned to research and development assets that were written off in accordance with FASB Interpretation No. 4 (FIN 4), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Those write-offs are included in Research and Development expenses. During fiscal 2002, changes in intangible assets primarily related to our acquisition of $25 million in contracts and $27 million in technology, which will be amortized over approximately three years. No significant residual value is estimated for these intangible assets. Intangible assets amortization expense was $194 million for fiscal 2002 and $161 million for fiscal 2003. The components of intangible assets were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Gross Carrying Amount	Accumulated Amortization

June 30	2002		2003

Contract-based	$421	$(290)	$584	$(376)
Technology-based	172	(71)	261	(137)
Marketing-related	15	(4)	34	(9)
Customer-related	–	–	28	(1)

Total Intangible Assets	$608	$(365)	$907	$(523)

Amortization expense is estimated to be $151 million for fiscal 2004, $103 million for fiscal 2005, $56 million for fiscal 2006, $39 million for fiscal 2007, and $23 million for fiscal 2008.

Note 11—Derivatives

For fiscal 2001, investment income included a net unrealized loss of $592 million, comprised of a $214 million gain for changes in the time value of options for fair value hedges, $211 million loss for changes in the time value of options for cash flow hedges, and $595 million loss for changes in the fair value of derivative instruments not designated as hedging instruments. For fiscal 2002, investment income included a net unrealized loss of $480 million, comprised of a $30 million gain for changes in the time value of options for fair value hedges, a $331 million loss for changes in the time value of options for cash flow hedges, and a $179 million net loss for changes in the fair value of derivative instruments not designated as hedging instruments. For fiscal 2003, investment income included a net unrealized loss of $141 million, comprised of a $74 million loss for changes in the time value of options for fair value hedges, a $229 million loss for changes in the time value of options for cash flow hedges, and a $162 million gain for changes in the fair value of derivative instruments not designated as hedging instruments.

Derivative gains and losses included in OCI are reclassified into earnings at the time forecasted revenue or the sale of an equity investment is recognized. During fiscal 2001, $214 million of derivative gains were reclassified to revenue and $416 million of derivative losses were reclassified to investment income/(loss). During fiscal 2002, $234 million of derivative gains were reclassified to revenue and $10 million of derivative losses were reclassified to investment income/(loss). During fiscal 2003, $40 million of derivative gains were reclassified to revenue and $2 million of derivative gains were reclassified to investment income/(loss). We estimate that $22 million of net derivative gains included in other comprehensive income will be reclassified into earnings within the next twelve months.

For instruments designated as hedges, hedge ineffectiveness, determined in accordance with SFAS 133, had no significant impact on earnings for the fiscal years 2001, 2002, and 2003. No significant fair value hedges or cash flow hedges were derecognized or discontinued for fiscal years 2001, 2002, and 2003.

29 / MSFT	2003 FORM 10-K

Part II, Item 8

Note 12—Investment Income/(Loss)

The components of investment income/(loss) are as follows:

(In millions)

Year Ended June 30	2001	2002	2003

Dividends	$377	$357	$260
Interest	1,808	1,762	1,697
Net recognized gains/(losses) on investments:
Net gains on the sales of investments	3,175	2,379	909
Other-than-temporary impairments	(4,804)	(4,323)	(1,148)
Net unrealized losses attributable to derivative instruments	(592)	(480)	(141)

Net recognized gains/(losses) on investments	(2,221)	(2,424)	(380)

Investment income/(loss)	$(36)	$(305)	$1,577

Other than temporary impairments were recorded as follows for the three most recent fiscal years:

(In millions)

Year Ended June 30	2001	2002	2003

Due to general market conditions	$1,692	$2,793	$943
Due to specific adverse conditions	3,112	1,530	205

Total Impairments	$4,804	$4,323	$1,148

Note 13—Income Taxes

The provision for income taxes consisted of:

(In millions)

Year Ended June 30	2001	2002	2003

Current taxes:
U.S. and state	$3,243	$3,644	$3,861
International	514	575	808

Current taxes	3,757	4,219	4,669
Deferred taxes	47	(535)	64

Provision for income taxes	$3,804	$3,684	$4,733

U.S. and international components of income before income taxes were:

(In millions)

Year Ended June 30	2001	2002	2003

U.S.	$9,189	$8,920	$11,346
International	2,336	2,593	3,380

Income before income taxes	$11,525	$11,513	$14,726

In 2001, the effective tax rate was 33.0% and included the effect of a 3.1% reduction from the U.S. statutory rate for tax credits and a 1.1% increase for other items. The effective tax rate in 2002 was 32.0% and included the effect of a 2.4% reduction from the U.S. statutory rate for the extraterritorial income exclusion tax benefit and a 0.6% reduction for other items. The effective tax rate in 2003 was 32.1% and included the effect of a one-time benefit of $126 million from the reversal of previously accrued taxes related to a favorable tax court ruling and a 2.0% reduction from the U.S. statutory rate for other items. Excluding this reversal, the effective tax rate in 2003 would have been 33.0%.

30 / MSFT	2003 FORM 10-K

Part II, Item 8

Deferred income taxes were:

(In millions)

June 30	2002	2003

Deferred income tax assets:
Revenue items	$2,261	$2,556
Expense items	945	1,048
Impaired investments	2,016	1,525

Deferred income tax assets	$5,222	$5,129

Deferred income tax liabilities:
Unrealized gain on investments	$(887)	$(1,584)
International earnings	(1,818)	(1,809)
Other	(803)	(961)

Deferred income tax liabilities	$(3,508)	$(4,354)

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $1.64 billion of our undistributed earnings for certain non-U.S. subsidiaries, all of which relate to fiscal 2002 and 2003 earnings, because these earnings are intended to be reinvested indefinitely.

On September 15, 2000, the U.S. Tax Court issued an adverse ruling with respect to our claim that the Internal Revenue Service (IRS) incorrectly assessed taxes for 1990 and 1991. On December 3, 2002, the Ninth Circuit Court of Appeals substantially reversed the U.S. Tax Court decision. Income taxes, except for one issue remanded to the U.S. Tax Court by the Ninth Circuit Court of Appeals for additional consideration, have been settled with the IRS for all years through 1996. The IRS is examining our 1997 through 1999 U.S. income tax returns. Management believes any adjustments which may be required will not be material to the financial statements. Income taxes paid were $1.3 billion in 2001, $1.9 billion in 2002, and $2.8 billion in 2003.

Note 14—Stockholders’ Equity

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30	2001	2002	2003

Balance, beginning of year	10,566	10,766	10,718
Issued	378	208	291
Repurchased	(178)	(256)	(238)

Balance, end of year	10,766	10,718	10,771

We repurchase our common shares primarily to manage the dilutive effects of our stock option and stock purchase plans, and other issuances of common shares. In 2002, we acquired 10.2 million of our shares as a result of a structured stock repurchase transaction entered into in 2001, which gave us the right to acquire such shares in exchange for an up-front net payment of $264 million. To enhance our stock repurchase program, we have sold put warrants to independent third parties. These put warrants entitled the holders to sell shares of our common stock to us on certain dates at specified prices. In the third quarter of fiscal 2001, we issued 5.6 million shares to settle a portion of the outstanding put warrants. At June 30, 2001, 2002, and 2003 no put warrants were outstanding. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in Stockholders’ Equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

On January 16, 2003, our Board of Directors declared an annual dividend on our common stock of $0.08 per share, payable March 7, 2003 to shareholders of record at the close of business on February 21, 2003.

31 / MSFT	2003 FORM 10-K

Part II, Item 8

Note 15—Other Comprehensive Income

(In millions)

Year Ended June 30	2001	2002	2003

Cumulative effect of accounting change, net of tax effect of $(37)	$(75)	$–	$–

Net gains/(losses) on derivative instruments:
Unrealized gains/(losses), net of tax effect of $246 in 2001, $30 in 2002, and $(69) in 2003	499	55	(129)
Reclassification adjustment for (gains)/losses included in net income, net of tax effect of $67 in 2001, $(79) in 2002, and $15 in 2003	135	(146)	27

Net gains/(losses) on derivative instruments	634	(91)	(102)

Net unrealized investment gains/(losses):
Unrealized holding gains/(losses), net of tax effect of $(351) in 2001, $(955) in 2002, and $610 in 2003	(1,200)	(1,774)	1,132
Reclassification adjustment for (gains)/losses included in net income, net of tax effect of $(128) in 2001, $958 in 2002, and $60 in 2003	(260)	1,779	111

Net unrealized investment gains/(losses)	(1,460)	5	1,243

Translation adjustments and other	(39)	82	116

Other comprehensive income/(loss)	$(940)	$(4)	$1,257

The components of accumulated other comprehensive income were:

(In millions)

June 30	2002	2003

Net gains/(losses) on derivative instruments	$86	$(16)
Net unrealized investment gains	603	1,846
Translation adjustments and other	(106)	10

Accumulated other comprehensive income	$583	$1,840

Note 16—Employee Stock and Savings Plans

Employee Stock Purchase Plan

We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock may be purchased at six-month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During 2001, 2002, and 2003 employees purchased 11.4 million, 10.8 million shares and 15.2 million shares at average prices of $18.43, $25.26, and $22.56 per share. At June 30, 2003, 192.2 million shares were reserved for future issuance.

Savings Plan

We have a savings plan, which qualifies under Section 401(k) of the Internal Revenue Code. Participating employees may contribute up to 25% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes, with a maximum contribution of 3% of a participant’s earnings. Matching contributions were $63 million, $77 million, and $88 million in 2001, 2002, and 2003.

Stock Option and Stock Plans

We have a stock option plan for directors and a stock plan for officers, and employees, which provide for nonqualified and incentive stock options and in the case of the stock plan, stock awards. Options granted prior to 1995 generally vest over four and one-half years and expire ten years from the date of grant. Options granted between 1995 and 2001 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire ten years from the date of grant. Options granted during and after 2002 vest over four and one-half years and expire ten years from the date of grant. We have issued stock awards under the plan for officers and employees whereby employees earn actual shares of stock. In fiscal 2003, the company granted 4 million stock awards, which vest over five years.

At June 30, 2003, stock options for 774 million shares were vested and 866 million shares were available for future grants under the plans.

32 / MSFT	2003 FORM 10-K

Part II, Item 8

Stock options outstanding were as follows:

(In millions, except earnings per share)

		Price per Share
	Shares	Range	Weighted Average

Balance, June 30, 2000	1,664	$ 0.28 – $59.57	$20.62
Granted	448	20.75 – 40.00	30.42
Exercised	(246)	0.30 – 42.91	5.57
Canceled	(70)	6.92 – 59.57	31.79

Balance, June 30, 2001	1,796	0.28 – 59.57	24.77
Granted	82	24.31 – 36.29	31.25
Exercised	(198)	0.51 – 34.91	6.41
Canceled	(76)	0.58 – 58.28	34.34

Balance, June 30, 2002	1,604	0.40 – 59.57	26.88
Granted	254	21.42 – 29.12	24.27
Exercised	(234)	0.51 – 28.22	6.89
Canceled	(75)	2.13 – 59.56	34.33

Balance, June 30, 2003	1,549	0.40 – 59.56	29.30

For various price ranges, weighted average characteristics of outstanding stock options at June 30, 2003 were as follows:

(In millions, except earnings per share)

	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Remaining Life (Years)	Weighted Average Price	Shares	Weighted Average Price

$ 0.39 – $15.00	124	3.7	$6.29	117	$6.23
15.01 – 25.00	359	5.6	21.30	131	16.54
25.01 – 33.00	415	5.8	28.24	177	27.92
33.01 – 41.00	387	3.2	34.26	196	34.34
41.01 – 59.56	264	2.4	44.90	153	44.73

We follow Accounting Principles Board Opinion 25 to account for stock option and employee stock purchase plans. An alternative method of accounting for stock options is SFAS 123. Under SFAS 123, employee stock options are valued at grant date using the Black-Scholes valuation model, and this compensation cost is recognized ratably over the vesting period. In addition to announcing changes to our employee compensation arrangements in July 2003, we also indicated that we will adopt the fair value recognition provisions of SFAS 123 effective July 1, 2003 and will report that change in accounting principle using the retroactive restatement method described in SFAS 148.

Had compensation cost for our stock option and employee stock purchase plans been determined as prescribed by SFAS 123, pro forma income statements for 2001, 2002, and 2003 would have been as follows:

(In millions, except earnings per share)

Year Ended June 30	2001		2002		2003

	Reported	Pro Forma	Reported	Pro Forma	Reported	Pro Forma

Revenue	$25,296	$25,296	$28,365	$28,365	$32,187	$32,187
Operating expenses:
Cost of revenue	3,455	3,775	5,191	5,699	5,686	6,059
Research and development	4,379	6,106	4,307	6,299	4,659	6,595
Sales and marketing	4,885	5,888	5,407	6,252	6,521	7,562
General and administrative	857	1,184	1,550	1,843	2,104	2,426

Total operating expenses	13,576	16,953	16,455	20,093	18,970	22,642

Operating income	11,720	8,343	11,910	8,272	13,217	9,545
Losses on equity investees and other	(159)	(159)	(92)	(92)	(68)	(68)
Investment income/(loss)	(36)	(36)	(305)	(305)	1,577	1,577

Income before income taxes	11,525	8,148	11,513	7,875	14,726	11,054
Provision for income taxes	3,804	2,689	3,684	2,520	4,733	3,523

Income before accounting change	7,721	5,459	7,829	5,355	9,993	7,531
Cumulative effect of accounting change	(375)	(375)	–	–	–	–

Net income	$7,346	$5,084	$7,829	$5,355	$9,993	$7,531

Basic earnings per share	$0.69	$0.48	$0.72	$0.50	$0.93	$0.70

Diluted earnings per share	$0.66	$0.46	$0.70	$0.48	$0.92	$0.69

33 / MSFT	2003 FORM 10-K

Part II, Item 8

The weighted average Black-Scholes value of options granted under the stock option plans during 2001, 2002, and 2003 was $14.66, $15.79, and $12.08. Value was estimated using a weighted average expected life of 6.4 years in 2001 and 7.0 years in 2002 and 2003, no dividends in 2001 and 2002, a $0.08 per share dividend in 2003, volatility of .39 in 2001, .39 in 2002, and .42 in 2003, and risk-free interest rates of 5.3%, 5.4%, and 3.9% in 2001, 2002, and 2003.

Note 17—Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding put warrants using the “reverse treasury stock” method and outstanding stock options using the “treasury stock” method.

The components of basic and diluted earnings per share were as follows:

(In millions, except earnings per share)

Year Ended June 30	2001	2002	2003

Income before accounting change	$7,721	$7,829	$9,993

Weighted average outstanding shares of common stock	10,683	10,811	10,723
Dilutive effect of:
Put warrants	42	–	–
Employee stock options	423	295	159

Common stock and common stock equivalents	11,148	11,106	10,882

Earnings per share before accounting change:
Basic	$0.72	$0.72	$0.93

Diluted	$0.69	$0.70	$0.92

For the years ended June 30, 2001, 2002 and 2003; 702 million, 746 million, and 1.09 billion shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive.

Note 18—Acquisitions

In fiscal year ended June 30, 2003, we acquired all of the outstanding equity interests of Navision a/s, Rare Ltd., and Placeware, Inc. Navision, headquartered in Vedbaek, Denmark, is a provider of integrated business solutions software for small and mid-sized businesses in the European market and will play a key role in the future development of the Microsoft Business Solutions segment. We acquired Navision on July 12, 2002 for $1.465 billion consisting primarily of $662 million in cash and the issuance of 29.1 million common shares of Microsoft stock valued at $773 million. The value of the common shares issued was determined based on the average market price of our common shares over the 2-day period before and after terms of the acquisition were agreed to and approved. Rare is a video game developer located outside Leicestershire, England, that is expected to broaden the portfolio of games available for the Xbox video game system. Rare was acquired on September 24, 2002 for $377 million consisting primarily of $375 million in cash. Placeware, located in Mountain View, CA, facilitates secure, highly reliable, cross-firewall web conferencing experiences allowing users to conduct business meetings online from a PC, and will become a part of Microsoft’s Real Time Collaboration business unit within the Information Worker segment. Placeware was acquired on April 30, 2003 for $202 million, consisting primarily of $189 million in cash. Navision, Rare, and Placeware have been consolidated into our financial statements since their respective acquisition dates. None of the acquisitions, individually or in the aggregate, are material to our consolidated results of operations. Accordingly, pro forma financial information is not included in this note.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions (in millions):

	Navision a/s At July 12, 2002	Rare, Ltd. At September 24, 2002	Placeware, Inc. At April 30, 2003

Current assets	$240	$25	$30
Property, plant, and equipment	8	8	7
Intangible assets	169	75	30
Goodwill	1,197	281	180

Total assets acquired	1,614	389	247

Current Liabilities	(148)	(12)	(32)
Long-term liabilities	(1)	–	(13)

Total liabilities assumed	(149)	(12)	(45)

Net Assets Acquired	$1,465	$377	$202

Of the $169 million of acquired intangible assets in the Navision acquisition, $2 million was assigned to research and development assets that were written off in accordance with FIN 4. Those write-offs are included in Research and Development expenses. The remaining $167 million of acquired intangible assets have a weighted average useful life of approximately five years. The intangible assets that make up that amount include technology of $48 million (four-year weighted-average useful life), contracts of $115 million (six-year weighted-average useful life), and marketing of $4 million (three-year weighted-average useful

34 / MSFT	2003 FORM 10-K

Part II, Item 8

life). The $1,197 million of goodwill was assigned to the Microsoft Business Solutions segment. Of that total amount, approximately $900 million is expected to be deductible for tax purposes.

Of the $75 million of acquired intangible assets in the Rare acquisition, $13 million was assigned to research and development assets that were written off in accordance with FIN 4. Those write-offs are included in Research and Development expenses. The remaining $62 million of acquired intangible assets have a weighted average useful life of approximately five years. The intangible assets that make up that amount include technology of $36 million (five-year weighted average useful life), contracts of $16 million (five-year weighted average useful life), and marketing of $10 million (five-year weighted average useful life). The $281 million of goodwill was assigned to the Home and Entertainment segment. Of that total amount, approximately $270 million is expected to be deductible for tax purposes.

The $30 million of acquired intangible assets in the Placeware acquisition have a weighted average useful life of approximately eight years. The intangible assets that make up that amount include technology of $4 million (four-year weighted-average useful life), customers of $23 million (ten-year weighted-average useful life), contracts of $1 million (six-year weighted-average useful life), and marketing of $2 million (one-year weighted average useful life). The $180 million of goodwill was assigned to the Information Worker segment. None of the goodwill is expected to be deductible for tax purposes.

Note 19—Commitments and Guarantees

We have operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for operating leases was $281 million, $318 million, and $290 million in 2001, 2002, and 2003. Future minimum rental commitments under noncancellable leases, in millions of dollars, are: 2004, $218; 2005, $202; 2006, $172; 2007, $134; 2008, $116; and thereafter, $429. We have committed $117 million for constructing new buildings.

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

We have unconditionally guaranteed the repayment of certain Japanese yen denominated bank loans and related interest and fees of Jupiter Telecommunication, Ltd., a Japanese cable company (Jupiter). These guarantees arose on February 1, 2003 in conjunction with the expiration of prior financing arrangements, including previous guarantees by us. The financing arrangements were entered into by Jupiter as part of financing its operations. As part of Jupiter’s new financing agreement, we agreed to guarantee repayment by Jupiter of the loans of approximately $51 million. The estimated fair value and the carrying value of the guarantees was $10.5 million and did not result in a charge to operations. The guarantees are in effect until the earlier of repayment of the loans, including accrued interest and fees, or February 1, 2009. The maximum amount of the guarantees is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest, and any other related expenses. Additionally, the maximum amount of the guarantees, denominated in Japanese yen, will vary based on fluctuations in foreign exchange rates. If we were required to make payments under the guarantees, we may recover all or a portion of those payments upon liquidation of the Jupiter’s assets. The proceeds from such liquidation cannot be accurately estimated due to the multitude of factors that would affect the valuation and realization of the proceeds in the event of liquidation.

In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of June 30, 2003, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to us currently exists.

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FIN 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

Our product warranty accrual reflects management’s best estimate of probable liability under its product warranties (primarily relating to the Xbox console). We determine the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence. Changes in the product warranty accrual for the fiscal year ended June 30, 2003 were as follows (in millions):

Balance, beginning of period	$8
Payments made	–
Change in liability for warranties issued during the period	29
Change in liability for preexisting warranties	(25)

Balance, end of period	$12

Note 20—Contingencies

We are a defendant in U.S. v. Microsoft and New York v. Microsoft, companion lawsuits filed by the Antitrust Division of the U.S. Department of Justice (DOJ) and a group of eighteen state Attorneys General alleging violations of the Sherman Act and various state antitrust laws. After the trial, the District Court entered Findings of Fact and Conclusions of Law stating that we had violated Sections 1 and 2 of the Sherman Act and various state antitrust laws. A Judgment was entered on June 7, 2000 ordering, among

35 / MSFT	2003 FORM 10-K

Part II, Item 8

other things, our breakup into two companies. The Judgment was stayed pending an appeal. On June 28, 2001, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part, reversed in part, and vacated the Judgment in its entirety and remanded the case to the District Court for a new trial on one Section 1 claim and for entry of a new judgment consistent with its ruling. In its ruling, the Court of Appeals substantially narrowed the bases of liability found by the District Court, but affirmed some of the District Court’s conclusions that we had violated Section 2. We entered into a settlement with the United States on November 2, 2001. Nine states (New York, Ohio, Illinois, Kentucky, Louisiana, Maryland, Michigan, North Carolina and Wisconsin) agreed to settle on substantially the same terms on November 6, 2001. On November 1, 2002, the Court approved the settlement as being in the public interest, conditioned upon the parties’ agreement to a modification to one provision related to the Court’s ongoing jurisdiction. Nine states and the District of Columbia continued to litigate the remedies phase of New York v. Microsoft. The non-settling states sought remedies that would have imposed much broader restrictions on our business than the settlement with the DOJ and nine other states. On November 1, 2002, the Court entered a Final Judgment in this part of the litigation that largely mirrored the settlement between us, the DOJ and the settling states, with some modifications and a different regime for enforcing compliance. The Court declined to impose other and broader remedies sought by the non-settling states. Two states, Massachusetts and West Virginia, appealed from this decision of the trial court, and West Virginia dismissed its appeal as part of a settlement with us of several other cases.

The European Commission has instituted proceedings in which it alleges that we have failed to disclose information that our competitors claim they need to interoperate fully with Windows 2000 clients and servers and that we have engaged in discriminatory licensing of such technology, as well as improper bundling of multimedia playback technology in the Windows operating system. The remedies sought, though not fully defined, include mandatory disclosure of our Windows operating system technology, either the removal of Windows Media technology from Windows or a “must carry” obligation requiring OEMs to install competitive media players with Windows, and imposition of fines in an amount that could be as large as 10% of our worldwide annual revenue. We deny the European Commission’s allegations and intend to contest the proceedings vigorously. In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from us concerning competition, privacy, and security issues.

A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and Federal courts. The Federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that we have competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover on behalf of variously defined classes of direct and indirect purchasers overcharges we allegedly charged for these products. To date, courts have dismissed all claims for damages against us by indirect purchasers under Federal law and in 16 different states. Nine of those state court decisions have been affirmed on appeal. Claims on behalf of foreign purchasers have also been dismissed. Appeals of several of these rulings are still pending. No trials have been held concerning any liability issues. Courts in ten states have ruled that these cases may proceed as class actions, while courts in two states have denied class certification status, and another court has ruled that no class action is available for antitrust claims in that state. The Federal District Court has certified a class of direct purchasers of our operating system software that acquired the software from the shop.Microsoft.com Web site or pursuant to a direct marketing campaign and otherwise denied certification of the proposed classes. Members of the certified class licensed fewer than 550,000 copies of operating system software from Microsoft. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the proposed settlement, class members will be able to obtain vouchers with a total face value of up to $1.1 billion that may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware and software. Two-thirds of the amount unclaimed or unredeemed by class members then will be made available to certain schools in California in the form of vouchers that also may be redeemed for cash against purchased of a wide variety of platform-neutral computer hardware, software and related services. The court in California preliminarily approved this proposed settlement, but it still requires final approval by the court. In 2003, we also reached similar agreements to settle all claims in Montana, Florida, West Virginia and North Carolina. The total face value of the Montana settlement is $12.3 million, the Florida settlement, $202 million, the West Virginia settlement, $21 million, and the North Carolina settlement, $89.2 million. These proposed settlements are structured similar to the California settlement, except that, among other differences, one-half of the amounts unclaimed by class members will be made available to certain schools in Montana, Florida, West Virginia and North Carolina. The proposed settlements in Montana, Florida and West Virginia have been preliminarily approved by the courts in those states, but still require final approval. The parties have filed a motion for preliminary approval of the settlement in North Carolina and the Court has scheduled a hearing for later this year. We intend to continue vigorously defending the remaining lawsuits. We estimate the total cost to resolve all of these cases will range between $916 million and $1.1 billion with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with SFAS 5 and FIN 14, Reasonable Estimation of the Amount of a Loss, the Company has recorded a contingent liability of $916 million.

Netscape Communications Inc., a subsidiary of AOL-Time Warner Inc., filed suit against us on January 22, 2002 in U.S. District Court for the District of Columbia, alleging violations of antitrust and unfair competition laws and other tort claims relating to Netscape and its Navigator browser. The case was transferred for pretrial purposes to the District Court in Baltimore, Maryland and was being coordinated with the antitrust and unfair competition class actions described above. On May 29, 2003, we and AOL Time Warner announced an agreement to settle the case. As part of the settlement, we paid $750 million to AOL Time Warner and provided AOL Time Warner a royalty-free, seven-year license to use Microsoft Internet Explorer technologies with the AOL client. The parties agreed on various other technical provisions and entered into a separate agreement to collaborate on long-term digital media initiatives designed to accelerate the adoption of digital content. The two companies entered into a long-term, non-exclusive license agreement allowing AOL Time Warner to use our Windows Media 9 Series and future software for creating, distributing and playing back high-quality digital media. As a result of the settlement, the case has been dismissed with prejudice.

Be Incorporated, a former software development company whose assets were acquired by Palm, Inc. in August 2001, filed suit against us on February 18, 2002 in the U.S. District Court for Northern California, alleging violations of Federal and state antitrust and unfair competition laws and other tort claims. Be alleges that our license agreements with computer manufacturers, pricing

36 / MSFT	2003 FORM 10-K

Part II, Item 8

policies, and business practices interfered with Be’s relationships with computer manufacturers and discouraged them from adopting Be’s own operating system for their products. We believe the total cost to resolve this case will not be material to our financial position or results of operations.

On March 8, 2002, Sun Microsystems, Inc. filed suit against us alleging violations of Federal and state antitrust and unfair competition laws as well as claims under the Federal Copyright Act. Sun seeks injunctive relief and unspecified treble damages along with its fees and costs. We deny these allegations and will vigorously defend this action. The case has been transferred for pretrial purposes to the U.S. District Court in Baltimore, Maryland and is being coordinated with the antitrust and unfair competition class actions described above. On January 21, 2003, the Court granted Sun’s motion for a preliminary injunction and entered an injunction requiring us to distribute certain Sun Java software with Microsoft Windows XP and certain other products. The injunction also prohibits us from distributing our version of Java software in a variety of ways. The U.S. Court of Appeals for the Fourth Circuit granted our request for a stay of the preliminary injunction order. On June 26, 2003, a three judge panel of the Fourth Circuit issued a unanimous opinion vacating the preliminary injunction requiring us to distribute Sun Java software and upheld the preliminary injunction prohibiting us from distributing our version of Java software in certain ways.

We are the defendant in more than 30 patent infringement cases. Several of these cases are approaching trial. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, the plaintiffs accused the browser functionality of Windows of infringement. On August 11, 2003, the jury awarded the plaintiffs approximately $520 million in damages for infringement from the date the plaintiffs’ patent issued through September 2001. The plaintiffs are seeking an equitable accounting for damages from September 2001 to the present. We will appeal the jury award and any award on the equitable accounting issue upon conclusion of those aspects of the case that remain to be completed before the trial court. While it is not currently possible to estimate the range of possible loss, we believe the total cost to resolve this case will not be material to our financial position or results of operations. However, the actual costs are dependent upon many unknown factors such as the outcome of issues remaining to be decided by the trial court, success on appeal, and the events of a retrial of the case should the case be remanded to trial following appeal. The trial of InterTrust v. Microsoft, filed in the U.S. District Court for Northern California on April 26, 2001, is anticipated in 2005. The plaintiff in this case has accused a large number of products, including Windows and Office, of infringement. In each of Eolas and InterTrust, injunctive relief also may be awarded that could adversely impact distribution of Windows or Office. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us.

We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business.

While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable.

Note 21—Segment Information

(In millions)

Year Ended June 30	2002	2003

Revenue
Client	$9,350	$10,286
Server and Tools	5,632	6,519
Information Worker	8,328	9,718
Microsoft Business Solutions	308	577
MSN	1,924	2,363
Mobile and Embedded Devices	124	153
Home and Entertainment	2,411	2,779
Reconciling Amounts	288	(208)

Consolidated Revenue	$28,365	$32,187

Operating Income/(Loss)
Client	$7,529	$8,281
Server and Tools	1,409	1,848
Information Worker	6,440	7,393
Microsoft Business Solutions	(196)	(308)
MSN	(746)	(394)
Mobile and Embedded Devices	(240)	(175)
Home and Entertainment	(866)	(940)
Reconciling Amounts	(1,420)	(2,488)

Consolidated Operating Income/(Loss)	$11,910	$13,217

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements (P&Ls) prepared on a basis not consistent with U.S. GAAP. Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is

37 / MSFT	2003 FORM 10-K

Part II, Item 8

impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

On July 1, 2002, we revised our segments. These changes are designed to promote better alignment of strategies and objectives between development, sales, marketing, and services organizations; provide for more timely and rational allocation of development, sales, and marketing resources within businesses; and focus long-term planning efforts on key objectives and initiatives. Our seven new segments are: Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment. Prior year segment information has been restated to conform to the seven new segments. It is not practical to discern operating income for 2001 for the current segments or operating income for 2003 for the previous segments due to reorganizations.

The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Due to our integrated business structure, operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment. Inter-segment cost commissions are estimated by management and used to compensate or charge each segment for such shared costs and to incent shared efforts. Management will continually evaluate the alignment of development, sales organizations, and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

The Client segment includes revenue and operating expenses associated with Windows XP, Windows 2000, and other standard Windows operating systems. Server and Tools segment consists of revenue and operating expenses associated with server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other servers. It also includes developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Information Worker segment includes Microsoft Office, Microsoft Project, Visio, other information worker products, SharePoint Portal Server CALs, an allocation for CALs, and professional product support services. Microsoft Business Solutions includes Microsoft Great Plains, Navision, and bCentral. MSN includes MSN Subscription and MSN Network services. Mobile and Embedded Devices includes Windows Mobile software, Windows Embedded device operating systems, MapPoint, and Windows Automotive. Home and Entertainment includes the Xbox video game system, PC games, consumer software and hardware, and TV platform.

Reconciling amounts include adjustments to state revenue and operating income in accordance with U.S. GAAP and corporate level expenses not specifically attributed to a segment. For revenue, reconciling items include certain undelivered elements of unearned revenue and allowances for certain sales returns and rebates. Reconciling items for operating income/(loss) include general and administrative expenses ($1.55 billion in 2002 and $2.10 billion in 2003), broad-based research and development expenses ($202 million in 2002 and $210 million in 2003), and certain corporate level sales and marketing costs ($526 million in 2002 and $688 million in 2003). The internal segment operating income or loss also includes non-GAAP accelerated methods of depreciation and amortization. Additionally, losses on equity investees and minority interest are classified in operating income for internal reporting presentations.

Revenue attributable to U.S. operations includes shipments to customers in the United States, licensing to OEMs and certain multinational organizations, and exports of finished goods, primarily to Asia, Latin America, and Canada. Revenue from U.S. operations totaled $17.8 billion, $20.9 billion, and $22.1 billion in 2001, 2002, and 2003. Revenue from outside the United States, excluding licensing to OEMs and certain multinational organizations and U.S. exports, totaled $7.5 billion, $7.5 billion, and $10.1 billion in 2001, 2002, and 2003. No single customer accounted for 10% or more of revenue in 2001, 2002, or 2003.

Long-lived assets (principally property and equipment) totaled $2.0 billion and $1.9 billion in the United States in 2002 and 2003 and $220 million, and $294 million in other countries in 2002 and 2003.

38 / MSFT	2003 FORM 10-K

Part II, Item 8

QUARTERLY INFORMATION

(In millions, except earnings per share) (Unaudited)	Quarter Ended

	Sept. 30		Dec. 31	Mar. 31		June 30		Year

Fiscal 2001
Revenue	$5,766		$6,550	$6,403		$6,577		$25,296
Gross profit	4,941		5,686	5,504		5,710		21,841
Net income	2,206	(2)	2,624	2,451		65	(3)	7,346
Basic earnings per share(1)	0.21	(2)	0.25	0.23		0.01		0.69
Diluted earnings per share(1)	0.20	(2)	0.24	0.22		0.01		0.66

Fiscal 2002
Revenue	$6,126		$7,741	$7,245		$7,253		$28,365
Gross profit	5,242		6,197	5,850		5,885		23,174
Net income	1,283	(4)	2,283	2,738	(5)	1,525	(6)	7,829
Basic earnings per share(1)	0.12		0.21	0.25		0.14		0.72
Diluted earnings per share(1)	0.12		0.21	0.25		0.14		0.70

Fiscal 2003
Revenue	$7,746		$8,541	$7,835		$8,065		$32,187
Gross profit	6,547		6,507	6,620		6,827		26,501
Net income	2,726		2,552	2,794		1,921		9,993
Basic earnings per share	0.25		0.24	0.26		0.18		0.93
Diluted earnings per share	0.25		0.23	0.26		0.18		0.92

(1)	Earnings per share have been restated to reflect a two-for-one stock split in February 2003.
(2)	Includes an unfavorable cumulative effect of accounting change of $375 million or $0.03 per basic share and diluted share, reflecting the adoption of SFAS No. 133.
(3)	Includes $3.92 billion (pre-tax) in impairments of certain investments.
(4)	Includes $1.82 billion (pre-tax) in impairments of certain investments.
(5)	Includes $1.25 billion (pre-tax) gain on the sale of Expedia, Inc. and $1.19 billion (pre-tax) in impairments of certain investments.
(6)	Includes $1.19 billion (pre-tax) in impairments of certain investments.

39 / MSFT	2003 FORM 10-K

Part II, Item 8

INDEPENDENT AUDITORS’ REPORT

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries as of June 30, 2002 and 2003, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2003. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2002 and 2003, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2003 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 3 to the financial statements, the Company adopted Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, effective July 1, 2000, and Statement of Financial Accounting Standards No. 142, Goodwill and Other Intangible Assets, effective July 1, 2001.

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Seattle, Washington

July 17, 2003 (September 3, 2003 as to certain information in Note 20)

40 / MSFT	2003 FORM 10-K

Part II, Item 9, 9A, Part III, Item 10, 11, 12, 13, 14

ITEM 9.     Changes in and Disagreements with Accountants on Accounting and Financial Disclosures

None.

ITEM 9A.     Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

PART III

ITEM 10.     Directors and Executive Officers of the Registrant

Information with respect to Directors may be found under the caption “Election of Directors and Management Information” of our Proxy Statement for the Annual Meeting of Shareholders to be held November 11, 2003 (the “Proxy Statement”). Such information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the Microsoft Finance Code of Professional Conduct (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Corporate Controller and other finance organization employees. The finance code of ethics is publicly available on our website at www.microsoft.com/msft. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.     Executive Compensation

The information in the Proxy Statement set forth under the captions “Information Regarding Executive Officer Compensation” and “Information Regarding the Board and its Committees – Director Compensation” is incorporated herein by reference.

ITEM 12.     Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

The information in the Proxy Statement set forth under the captions “Equity Compensation Plan Information” and “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” is incorporated herein by reference.

ITEM 13.     Certain Relationships and Related Transactions

The information set forth under the captions “Certain Relationships and Related Transactions” of the Proxy Statement is incorporated herein by reference.

ITEM 14.     Principal Accounting Fees and Services

Information concerning principal accountant fees and services appears in the proxy statement under the heading “Fees Paid to Deloitte & Touche LLP” and is incorporated herein by reference.

41 / MSFT	2003 FORM 10-K

Part IV, Item 15

PART IV

ITEM 15.     Exhibits, Financial Statement Schedules, and Reports on Form 8-K

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Reports on Form 8-K

We did not file any reports on Form 8-K during the quarter ended June 30, 2003. We furnished to the SEC reports on Form 8-K on April 15, 2003 and May 12, 2003. The April 15, 2003 Form 8-K was for the purpose of furnishing the press release announcing our financial results for the fiscal quarter ended March 31, 2003. The May 12, 2003 Form 8-K was for the purpose of furnishing our consolidated balance sheets as of June 30, 2002 and March 31, 2003, and the related consolidated statements of income, cash flows, and stockholders’ equity for the three and nine months ended March 31, 2002 and 2003 formatted in XBRL (Extensible Business Reporting Language).

(c) Exhibit Listing

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation(1)

3.2	Bylaws of Microsoft Corporation(2)

10.1	Microsoft Corporation 2001 Stock Plan, as amended and restated

10.2	Microsoft Corporation 1991 Stock Option Plan(3)

10.3	Microsoft Corporation 1981 Stock Option Plan(4)

10.4	Microsoft Corporation 1999 Stock Option Plan for Non-Employee Directors(5)

10.5	Microsoft Corporation Stock Option Plan for Consultants and Advisors(6)

10.6	Microsoft Corporation 2003 Employee Stock Purchase Plan(7)

10.7	Trust Agreement dated June 1, 1993 between Microsoft Corporation and BNY Western Trust Company as trustee (formerly with First Interstate Bank of Washington as trustee)(6)

10.8	Trust Agreement dated as of June 30, 2003 between Microsoft Corporation and BNY Western Trust Company as trustee

10.9	Form of Indemnification Agreement(6)

21.	Subsidiaries of Registrant

23.	Independent Auditors’ Consent

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2002.
(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2003.
(3)	Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1997.
(4)	Incorporated by reference to Registration Statement 33-37623 on Form S-8.
(5)	Incorporated by reference to Registration Statement 333-91755 on Form S-8.
(6)	Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002.
(7)	Incorporated by reference to Registration Statement 333-102240 on Form S-8.

42 / MSFT	2003 FORM 10-K

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on September 4, 2003.

MICROSOFT CORPORATION

By:	/s/ JOHN G. CONNORS
John G. Connors Senior Vice President, Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 4, 2003.

Signature	Title

/s/ WILLIAM H. GATES III William H. Gates III	Chairman of the Board of Directors and Chief Software Architect

/s/ STEVEN A. BALLMER Steven A. Ballmer	Chief Executive Officer

/s/ JAMES I. CASH, JR., Ph.D. James I. Cash, Jr., Ph.D.	Director

/s/ RAYMOND V. GILMARTIN Raymond V. Gilmartin	Director

/s/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director

/s/ DAVID F. MARQUARDT David F. Marquardt	Director

/s/ WM. G. REED, JR. Wm. G. Reed, Jr.	Director

/s/ JON A. SHIRLEY Jon A. Shirley	Director

/s/ JOHN G. CONNORS John G. Connors	Senior Vice President, Chief Financial Officer (Principal Financial and Accounting Officer)

43 / MSFT	2003 FORM 10-K