Form 10-Q
period 2003-09-30
MICROSOFT CORP
filed 2003-11-13
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2003

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2003 was 10,812,468,881.

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2003

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except earnings per share)(Unaudited)

Three Months Ended Sept. 30	2002 (1)	2003
Revenue	$7,746	$8,215
Operating expenses:
Cost of revenue	1,344	1,480
Research and development	1,707	1,611
Sales and marketing	1,415	1,505
General and administrative	252	471

Total operating expenses	4,718	5,067

Operating income	3,028	3,148
Losses on equity investees and other	(22)	(10)
Investment income	41	763

Income before income taxes	3,047	3,901
Provision for income taxes	1,006	1,287

Net income	$2,041	$2,614

Earnings per share:
Basic	$0.19	$0.24

Diluted	$0.19	$0.24

Weighted average shares outstanding:
Basic	10,739	10,811

Diluted	10,933	10,885

(1)	The three months ended September 30, 2002 results have been restated to reflect a two-for-one stock split in February 2003 and for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, as discussed in Note 3.

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)(Unaudited)

	June 30 2003 (1)	Sept. 30 2003
Assets
Current assets:
Cash and equivalents	$6,438	$5,768
Short-term investments	42,610	45,854

Total cash and short-term investments	49,048	51,622
Accounts receivable, net of allowance for doubtful accounts of $242 and $193	5,196	4,533
Inventories	640	1,099
Deferred income taxes	2,506	2,206
Other	1,583	1,450

Total current assets	58,973	60,910
Property and equipment, net	2,223	2,193
Equity and other investments	13,692	13,962
Goodwill	3,128	3,128
Intangible assets, net	384	378
Deferred income taxes	2,161	2,507
Other long-term assets	1,171	1,203

Total assets	$81,732	$84,281

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,573	$1,341
Accrued compensation	1,416	869
Income taxes	2,044	2,600
Short-term unearned revenue	7,225	6,620
Common stock dividend	—	1,729
Other	1,716	1,939

Total current liabilities	13,974	15,098
Long-term unearned revenue	1,790	1,627
Other long-term liabilities	1,056	876
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital - shares authorized 24,000; issued and outstanding 10,771 and 10,805	49,234	51,298
Retained earnings, including accumulated other comprehensive income of $1,840 and $1,719	15,678	15,382

Total stockholders’ equity	64,912	66,680

Total liabilities and stockholders’ equity	$81,732	$84,281

(1)	June 30, 2003 balance sheet has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, as discussed in Note 3.

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

Three Months Ended Sept. 30	2002 (1)	2003
Operations
Net income	$2,041	$2,614
Depreciation, amortization, and other noncash items	273	328
Stock based compensation	1,048	1,015
Net recognized (gains)/losses on investments	475	(279)
Stock option income tax benefits	365	489
Deferred income taxes	(939)	6
Unearned revenue	4,093	2,214
Recognition of unearned revenue	(2,743)	(2,983)
Accounts receivable	751	676
Other current assets	(37)	(314)
Other long-term assets	28	(14)
Other current liabilities	797	(276)
Other long-term liabilities	20	(52)

Net cash from operations	6,172	3,424

Financing
Common stock issued	539	695
Common stock repurchased	(3,497)	(1,045)

Net cash used for financing	(2,958)	(350)

Investing
Additions to property and equipment	(160)	(167)
Acquisition of companies, net of cash acquired	(870)	(4)
Purchases of investments	(26,685)	(24,598)
Maturities of investments	3,230	2,650
Sales of investments	23,588	18,371

Net cash used for investing	(897)	(3,748)

Net change in cash and equivalents	2,317	(674)
Effect of exchange rates on cash and equivalents	5	4
Cash and equivalents, beginning of period	3,016	6,438

Cash and equivalents, end of period	$5,338	$5,768

(1)	September 30, 2002 cash flow statement has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, as discussed in Note 3.

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

Three Months Ended Sept. 30	2002 (1)	2003
Common stock and paid-in capital
Balance, beginning of period	$41,845	$49,234
Common stock issued	1,320	695
Common stock repurchased	(343)	(135)
Stock based compensation expense	1,048	1,015
Stock option income tax benefits	365	489

Balance, end of period	44,235	51,298

Retained earnings
Balance, beginning of period	12,997	15,678

Net income	2,041	2,614
Other comprehensive income:
Net gains on derivative instruments	68	17
Net unrealized investment losses	(164)	(136)
Translation adjustments and other	(5)	(2)

Comprehensive income	1,940	2,493
Common stock dividend	—	(1,729)
Common stock repurchased	(2,655)	(1,060)

Balance, end of period	12,282	15,382

Total stockholders’ equity	$56,517	$66,680

(1)	September 30, 2002 stockholders’ equity statement has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, as discussed in Note 3.

See accompanying notes.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 - Accounting Policies

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 2003 Form 10-K.

Certain reclassifications have been made to prior period amounts to conform with current period presentation.

Note 2 – Stock Split

In February 2003, outstanding shares of our common stock were split two-for-one. All prior share and per share amounts have been restated to reflect the stock split.

Note 3 - Accounting Changes

Effective July 1, 2003, we adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based employee compensation expense was $1.05 billion ($702 million after-tax or $0.06 per diluted share) for the three months ended September 30, 2002 and $1.02 billion ($680 million after-tax or $0.06 per diluted share) for the three months ended September 30, 2003. The June 30, 2003 balance sheet has been restated for the retroactive adoption of the fair value recognition provisions of SFAS 123 which resulted in a $13.89 billion increase in common stock and paid-in capital, a $10.00 billion decrease in retained earnings, and a $3.89 billion increase in deferred income taxes.

Note 4 – Inventories

The components of inventories were as follows:

(In millions)	June 30 2003	Sept. 30 2003
Finished goods	$393	$854
Raw materials and work in process	247	245

Inventories	$640	$1,099

Note 5 - Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options and stock awards using the “treasury stock” method.

The components of basic and diluted earnings per share were as follows:

EARNINGS PER SHARE

(In millions, except earnings per share)

Three Months Ended Sept. 30	2002	2003
Net income available for common shareholders (A)	$2,041	$2,614
Weighted average outstanding shares of common stock (B)	10,739	10,811
Dilutive effect of employee stock based compensation	194	74

Common stock and common stock equivalents (C)	10,933	10,885

Earnings per share:
Basic (A/B)	$0.19	$0.24

Diluted (A/C)	$0.19	$0.24

For the three months ended September 30, 2002 and 2003, 1.10 billion and 910 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect of such options was antidilutive.

Note 6 - Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. The percentage of revenue recorded as unearned due to undelivered elements ranges from approximately 15% to 25% of the sales price for Windows XP Home, approximately 5% to 15% of the sales price for Windows XP Professional, and approximately 5% to 15% of the sales price for desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three and a half years for Windows operating systems and two years for desktop applications. Unearned revenue also includes payments for online advertising for which the advertisement has yet to be displayed and payments for post-delivery support services to be performed in the future.

The components of unearned revenue were as follows:

(In millions)	June 30 2003	Sept. 30 2003
Volume licensing programs	$5,472	$4,789
Undelivered elements	2,847	2,700
Other	696	758

Unearned revenue	$9,015	$8,247

Unearned revenue by segment was as follows:

(In millions)	June 30 2003	Sept. 30 2003
Client	$3,165	$3,013
Server and Tools	2,185	1,917
Information Worker	3,305	3,009
Other segments	360	308

Unearned revenue	$9,015	$8,247

Of the $8.25 billion of unearned revenue at September 30, 2003, $2.62 billion is expected to be recognized in the second quarter of fiscal 2004, $1.95 billion in the third quarter of fiscal 2004, $1.38 billion in the fourth quarter of fiscal 2004, $665 million in the first quarter of fiscal 2005, and $1.63 billion thereafter.

Note 7 - Stockholders’ Equity

We repurchase our common shares primarily to manage the dilutive effects of our stock-based compensation plans, and other issuances of common shares. During the first quarter of fiscal 2004, we repurchased 43.3 million shares of common stock for $1.2 billion, compared to 120.6 million shares of common stock for $3.0 billion in the comparable period of the prior year. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in Stockholders’ Equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

On September 12, 2003, our Board of Directors declared an annual dividend on Microsoft common stock of $0.16 per share, payable November 7, 2003 to shareholders of record at the close of business on October 17, 2003.

Note 8 - Investment Income

The components of investment income are as follows:

(In millions)
Three Months Ended Sept. 30	2002	2003
Dividends and interest	$516	$484
Net gains (losses) on sales of investments	(128)	245
Net gains (losses) attributable to derivative instruments	(347)	34

Investment income	$41	$763

Note 9—Contingencies

We are a defendant in U.S. v. Microsoft and New York v. Microsoft, companion lawsuits filed by the Antitrust Division of the U.S. Department of Justice (DOJ) and a group of eighteen state Attorneys General alleging violations of the Sherman Act and various state antitrust laws. After the trial, the District Court entered Findings of Fact and Conclusions of Law stating that we had violated Sections 1 and 2 of the Sherman Act and various state antitrust laws. A Judgment was entered on June 7, 2000 ordering, among other things, our breakup into two companies. On June 28, 2001, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part, reversed in part, and vacated the Judgment in its entirety and remanded the case to the District Court for a new trial on one Section 1 claim and for entry of a new judgment consistent with its ruling. In its ruling, the Court of Appeals substantially narrowed the bases of liability found by the District Court, but affirmed some of the District Court’s conclusions that we had violated Section 2. We entered into a settlement with the United States on November 2, 2001. Nine states (New York, Ohio, Illinois, Kentucky, Louisiana, Maryland, Michigan, North Carolina and Wisconsin) agreed to settle on substantially the same terms on November 6, 2001. On November 1, 2002, the Court approved the settlement as being in the public interest, conditioned upon the parties’ agreement to a modification to one provision related to the Court’s ongoing jurisdiction. Two trade groups unsuccessfully sought to intervene to challenge the approval of the settlement and have appealed. Nine states and the District of Columbia continued to litigate the remedies phase of New York v. Microsoft. The non-settling states sought remedies that would have imposed much broader restrictions on our business than the settlement with the DOJ and nine other states. On November 1, 2002, the Court entered a Final Judgment in this part of the litigation that largely mirrored the settlement between us, the DOJ and the settling states, with some modifications and a different regime for enforcing compliance. The Court declined to impose other and broader remedies sought by the non-settling states. Two states, Massachusetts and West Virginia, appealed from this decision. West Virginia dismissed its appeal as part of a settlement with us of several other cases. Oral argument on both appeals was heard by the U.S. Court of Appeals for the D.C. Circuit on November 4, 2003.

The European Commission has instituted proceedings in which it alleges that we have failed to disclose information that our competitors claim they need to interoperate fully with Windows 2000 clients and servers and that we have engaged in discriminatory licensing of such technology and improper bundling of multimedia playback technology in the Windows operating system. The remedies sought, though not fully defined, include mandatory disclosure of our Windows operating system technology, either the removal of Windows Media technology from Windows or a “must carry” obligation requiring OEMs to install competitive media players with Windows, and imposition of fines in an amount that could be as large as 10% of our worldwide annual revenue. We deny the European Commission’s allegations and intend to contest the proceedings vigorously. In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from us concerning competition, privacy, and security issues.

A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts. The federal cases have been consolidated in the U.S. District Court for Maryland with the exception of one case which is currently pending in the U.S. District Court for the Eastern District of Arkansas. These cases allege that we have competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover on behalf of variously defined classes of direct and indirect purchasers overcharges we allegedly charged for these products. To date, courts have dismissed all claims for damages against us by indirect purchasers under federal law and in 16 states. Eight of those state court decisions have been affirmed on appeal. Claims on behalf of foreign purchasers have also been dismissed. Appeals of several of these rulings are still pending. No trials have been held concerning any liability issues. Courts in eleven states have ruled that these cases may proceed as class actions, while courts in two states have denied class certification status, and another court has ruled that no class action is available for antitrust claims in that state. The Maryland District Court has certified a class of direct purchasers of our operating system software that acquired the software from the shop.Microsoft.com web site or pursuant to a direct marketing campaign and otherwise denied certification of the proposed classes. Members of the certified class licensed fewer than 550,000 copies of at-issue operating system software from Microsoft. In September 2003, we reached an agreement with plaintiffs’ counsel to settle this action. The settlement has been preliminarily approved by the court but still requires final approval. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the proposed settlement, class members will be able to obtain vouchers on a claims made basis that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total amount of vouchers issued will depend on the number of class members who claim and are issued vouchers. Two-thirds of the amount of vouchers unissued or unredeemed by class members will be made available to certain schools in California in the form of vouchers that also may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware, software and related services. The court in California preliminarily approved this proposed settlement, but it still requires final approval by the court. In 2003, we also reached similar agreements to settle all claims in Montana, Florida, West Virginia, North Carolina, the District of Columbia, North Dakota, Kansas, Tennessee and South Dakota. The proposed settlements in these states are structured similarly to the California settlement, except that, among other differences, one-half of the amount of vouchers unissued to class members will be made available to certain schools in the relevant states. The maximum amount of vouchers to be issued in these settlements, including the California settlement, is $1.55 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The proposed settlement in Montana has received final approval by the Montana court. The proposed settlements in Florida, West Virginia, the District of Columbia, North Carolina and Kansas have received preliminary approval by the courts in those states, but still require final approval. Motions for preliminary approval are pending in North Dakota, South Dakota and Tennessee. We intend to continue vigorously defending the remaining lawsuits. We estimate the total cost to resolve all of these cases will range between $935 million and $1.1 billion with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with SFAS 5, Accounting for Contingencies, and FIN 14, Reasonable Estimation of the Amount of a Loss, we have recorded a contingent liability of $928 million, net of administrative expenses paid.

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

We are the defendant in more than 30 patent infringement cases. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, the plaintiffs accused the browser functionality of Windows of infringement. On August 11, 2003, the jury awarded the plaintiffs approximately $520 million in damages for infringement from the date the plaintiffs’ patent issued through September 2001. The plaintiffs are seeking an equitable accounting for damages from September 2001 to the present. We will appeal the jury award and any award on the equitable accounting issue upon conclusion of those aspects of the case that remain to be completed before the trial court. On October 30, 2003, the U.S. Patent Office issued a letter stating that it has initiated a Director-ordered re-examination of the Eolas patent. While it is not currently possible to estimate the range of possible loss, we believe the total cost to resolve this case will not be material to our financial position or results of operations. However, the actual costs are dependent upon many unknown factors such as the outcome of issues remaining to be decided by the trial court, success on appeal, and the events of a retrial of the case should the case be remanded to trial following appeal. The trial of InterTrust v. Microsoft, filed in the U.S. District Court for Northern California on April 26, 2001, is anticipated in 2005. The plaintiff in this case has accused a large number of products, including Windows and Office, of infringement. In each of Eolas and InterTrust, injunctive relief also may be awarded that could adversely impact distribution of Windows or Office. The trial of Imagexpo v. Microsoft, in the U.S. District Court for the Eastern District of Virginia, began on November 3, 2003. The plaintiff accuses the whiteboarding feature of the NetMeeting functionality in Windows of infringement. The plaintiff is seeking $130 million in damages which could be trebled if willful infringement is found. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us.

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

Note 10 – Guarantees

We have unconditionally guaranteed the repayment of certain Japanese yen denominated bank loans and related interest and fees of Jupiter Telecommunication, Ltd., a Japanese cable company (Jupiter). These guarantees arose on February 1, 2003 in conjunction with the expiration of prior financing arrangements, including previous guarantees by us. The financing arrangements were entered into by Jupiter as part of financing its operations. As part of Jupiter’s new financing agreement, we agreed to guarantee repayment by Jupiter of the loans of approximately $56 million. The estimated fair value and the carrying value of the guarantees was $10.5 million and did not result in a charge to operations. The guarantees are in effect until the earlier of repayment of the loans, including accrued interest and fees, or February 1, 2009. The maximum amount of the guarantees is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest, and any other related expenses. Additionally, the maximum amount of the guarantees, denominated in Japanese yen, will vary based on fluctuations in foreign exchange rates. If we were required to make payments under the guarantees, we may recover all or a portion of those payments upon liquidation of Jupiter’s assets. The proceeds from such liquidation cannot be accurately estimated due to the multitude of factors that would affect the valuation and realization of the proceeds in the event of liquidation.

In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of September 30, 2003, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to us currently exists.

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5 as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

Our product warranty accrual reflects management’s best estimate of probable liability under its product warranties (primarily relating to the Xbox console). We determine the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence. Product warranty and changes to the accruals were not significant for any of the periods presented.

Note 11 – Segment Information

(In millions)
Three Months Ended Sept. 30	2002	2003
Revenue
Client	$2,881	$2,658
Server and Tools	1,586	1,778
Information Worker	2,347	2,414
Microsoft Business Solutions	121	137
MSN	536	604
Mobile and Embedded Devices	28	51
Home and Entertainment	505	632
Reconciling Amounts	(258)	(59)

Consolidated	$7,746	$8,215

Operating Income/(Loss)
Client	$2,463	$2,188
Server and Tools	554	511
Information Worker	1,892	1,820
Microsoft Business Solutions	(39)	(54)
MSN	(94)	96
Mobile and Embedded Devices	(30)	(14)
Home and Entertainment	(172)	(176)
Corporate and Reconciling Amounts	(1,546)	(1,223)

Consolidated	$3,028	$3,148

Segment information is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information. This standard is based on a management approach, which requires segmentation based upon our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements (P&Ls) prepared on a basis not consistent with U.S. GAAP. Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is impracticable for the Company to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Our segments are designed to promote better alignment of strategies and objectives between development, sales, marketing, and services organizations; provide for more timely and rational allocation of development, sales, and marketing resources within businesses; and focus long-term planning efforts on key objectives and initiatives. Our seven segments are: Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment.

The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Due to our integrated business structure, operating costs included in one segment may benefit other segments, and therefore the segments are not designed to measure operating income or loss directly related to the products included in each segment. Inter-segment sales cost commissions are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of development, sales organizations, and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

The Company retroactively adopted the fair value recognition provisions of SFAS 123 on July 1, 2003. For internal management reporting, the equity compensation expense for stock awards, performance-based stock awards, and the employee stock purchase plan have been allocated to the segments, using a non-GAAP accelerated amortization method in the case of stock awards and performance-based stock awards. For example, the compensation expense for stock award grants will be expensed in the fiscal year of grant and the compensation expense for performance-based stock award grants will be expensed over three years. Costs related to options granted in prior years were not allocated to segments by management and therefore are not included in segment operating income and are included as reconciling items. Additionally, as the broad use of stock awards and performance-based awards began in the current quarter, there is no comparable expense included in the prior period. The following table outlines the equity compensation expense included in segment operating income for the first quarter of fiscal 2004.

(In millions)
Three Months Ended Sept. 30	2002	2003
Equity compensation expense
Client	$—	$34
Server and Tools	—	87
Information Worker	—	41
Microsoft Business Solutions	—	9
MSN	—	19
Mobile and Embedded Devices	—	8
Home and Entertainment	—	18
Corporate and Reconciling Amounts	1,048	799

Consolidated	$1,048	$1,015

Client includes revenue and operating expenses associated with Windows XP Professional and Home, Windows 2000 Professional, and other standard Windows operating systems. Server and Tools consists of revenue and operating expenses associated with server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other servers. It also includes developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Information Worker includes Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, other information worker products including LiveMeeting, an allocation for CALs, and professional product support services. Microsoft Business Solutions includes Microsoft Great Plains, Microsoft Navision, Microsoft Axapta, Microsoft Solomon, Microsoft CRM, bCentral and other business applications and services. MSN includes MSN subscriptions and the MSN network of Internet products and services. Mobile and Embedded Devices includes Windows Mobile™ software, Windows Embedded device operating systems, MapPoint, and Windows Automotive. Home and Entertainment includes the Xbox video game system, PC games, consumer software and hardware, and TV platform.

Corporate and reconciling amounts include adjustments to state revenue and operating income in accordance with U.S. GAAP and corporate level expenses not specifically attributed to a segment. For revenue, reconciling items include certain undelivered elements of unearned revenue and allowances for certain sales returns and rebates. Corporate and reconciling items for operating income/(loss) include general and administrative expenses ($252 million in the first quarter of fiscal year 2003 and $471 million in 2004), broad-based research and development expenses ($50 million in the first quarter of fiscal year 2003 and $78 million in 2004), and certain corporate level sales and marketing costs ($126 million in the first quarter of fiscal year 2003 and $200 million in 2004), and other reconciling items, including equity compensation expense ($1.12 billion in the first quarter of fiscal year 2003 and $474 million in 2004). The internal segment operating income or loss also includes non-GAAP accelerated methods of depreciation and amortization, and accelerated amortization of stock awards and performance-based stock awards. Additionally, losses on equity investees and minority interest are classified in operating income for internal reporting presentations.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, WA

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the Company) as of September 30, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended September 30, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with auditing standards generally accepted in the United States of America, the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended prior to restatement for the adoption of SFAS No. 123, Accounting for Stock-Based Compensation (not presented herein); and in our report dated July 17, 2003 (September 3, 2003 as to certain information in Note 20), we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 3 that were applied to restate the June 30, 2003 consolidated balance sheet of Microsoft Corporation and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying consolidated balance sheet as of June 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ Deloitte & Touche LLP
Seattle, Washington
November 3, 2003

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

REVENUE

Revenue for the first quarter of fiscal year 2004 was $8.22 billion, an increase of 6% over the first quarter of fiscal year 2003. The revenue growth was driven primarily by licensing for Server and Tools products along with 20% growth in Home and Entertainment revenue and 15% growth in MSN revenue.

CONSOLIDATED OPERATING INCOME

Operating income of $3.15 billion grew 4% for the first quarter of fiscal year 2004. The growth in operating income reflected an increase of $469 million in revenue, partially offset by an increase of $349 million in operating expenses, primarily related to Home and Entertainment product costs, employee-related costs associated with additional headcount, and increased legal costs including certain settlement expenses.

We adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, on July 1, 2003 and restated prior periods to reflect compensation cost under the recognition provisions of SFAS 123 for all awards granted to employees after July 1, 1995. Headcount-related costs in operating expenses include equity compensation. At September 30, 2003, 1.48 billion vested and unvested options were outstanding, compared to 10.81 billion common shares outstanding. In the first quarter of fiscal 2004, we granted stock awards for 57 million shares of stock, 29 million shares of which are performance-based awards for the 2004-2006 performance period under our Shared Performance Stock Award (SPSA) program. The shares of stock under these awards are subject to vesting and, in the case of the performance-based stock awards, achievement of target performance over the three year period. In general, we do not plan to make additional SPSA grants to the recipients of the SPSA grants referred to above during the three year performance period. Total equity compensation costs included in operating expenses for the first quarter of fiscal 2004 was $1.02 billion, compared to $1.05 billion in the prior year’s comparable quarter. The June 30, 2003 balance sheet has been restated for the retroactive adoption of the fair value recognition provisions of SFAS 123 which resulted in a $13.89 billion increase in common stock and paid-in capital, a $10.00 billion decrease in retained earnings, and a $3.89 billion increase in deferred income taxes.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Our seven segments are:

•	Client

•	Server and Tools

•	Information Worker

•	Microsoft Business Solutions

•	MSN

•	Mobile and Embedded Devices

•	Home and Entertainment

The revenue and operating income/(loss) amounts in this MD&A are presented in accordance with U.S. GAAP. Segment Information appearing in Note 11 of the Notes to Financial Statements are presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The following table presents our segment revenue and operating income, determined in accordance with U.S. GAAP:

(In millions)	Revenue		Operating Income/(Loss)
Three Months Ended Sept. 30	2002	2003	2002	2003
Client	$2,807	$2,809	$2,270	$2,264
Server and Tools	1,625	1,866	297	370
Information Worker	2,268	2,287	1,664	1,591
Microsoft Business Solutions	106	128	(94)	(79)
MSN	427	491	(147)	58
Mobile and Embedded Devices	28	53	(65)	(32)
Home and Entertainment	485	581	(245)	(273)
Corporate and Other	—	—	(652)	(751)

Consolidated	$7,746	$8,215	$3,028	$3,148

Client

Client revenue was $2.81 billion in the first quarter of fiscal 2003 and 2004. Client includes revenue from Windows XP Professional and Home, Windows 2000 Professional, and other standard Windows operating systems. Client revenue in the first quarter was flat compared to the first quarter of fiscal year 2003 at $2.81 billion driven by a flat reported license growth and no year over year change in product mix. In the first quarter of fiscal 2003, the Company completed its transition to new licensing terms under which OEMs are billed for products when Certificates of Authenticity (COAs) are acquired, rather than upon PC shipment, resulting in an increase in reported licenses related to inventory accumulation. PC shipments growth in the first quarter of fiscal year 2004, driven primarily by strength in the consumer and small business market segments, enabled Client to offset the inventory accumulation impact in the first quarter of fiscal 2003. Client operating income for the first quarter of fiscal year 2004 was flat compared to the first quarter of the prior year primarily as a result of flat revenue and a 1% growth in operating expenses.

Server and Tools

Server and Tools revenue was $1.63 billion and $1.87 billion in the first quarter of fiscal year 2003 and 2004. Server and Tools consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other servers. It also includes developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Server and Tools revenue grew 15% in the first quarter, driven in part by an increase in Windows-based server shipments and in part by growth in SQL Server and Exchange revenue. Server revenue, including CALs, grew $214 million or 18% from the prior year’s first quarter as a result of revenue earned from previously billed multi-year licensing agreements and new server shipment sales. Consulting and Premier product support services increased $37 million or 16% compared to the prior year’s first quarter. Revenue from developer tools, training, certification, Microsoft Press and other services declined $10 million or 5%. Server and Tools operating income grew 25% in the first quarter of 2004, primarily as a result of the 15% growth in revenue partially offset by a 13% increase in operating expenses. Operating expense growth was primarily due to growth in headcount-related costs.

Information Worker

Information Worker revenue was $2.27 billion and $2.29 billion in the first quarter of fiscal year 2003 and 2004. Information Worker includes revenue from Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, other information worker products including Microsoft LiveMeeting, and professional product support services. Revenue from Information Worker increased 1% from the prior year’s first quarter. Revenue from OEM licensing of Office products grew 30% from the first quarter of fiscal 2003. Revenue for the quarter excluded $137 million of revenue deferred for technology guarantees provided to customers who purchased Office in first quarter of fiscal 2004. Information Worker operating income for the first quarter of fiscal year 2004 declined 4% due to an increase in operating expenses for headcount-related costs which more than offset the 1% revenue growth from prior year.

Microsoft Business Solutions

Microsoft Business Solutions revenue was $106 million and $128 million in the first quarter of fiscal year 2003 and 2004. Microsoft Business Solutions includes Microsoft Great Plains, Microsoft Navision, Microsoft Axapta, Microsoft Solomon, Microsoft CRM, bCentral and other business applications and services. Microsoft Business Solutions revenue for the first quarter increased 21% compared to the prior year’s first quarter. The revenue increase of $22 million was primarily attributable to continued growth in licensing of Navision products. Microsoft Business Solutions operating loss for the first quarter of fiscal year 2004 declined 16% led by the 21% increase in revenue, partially offset by the 4% increase in operating expenses.

MSN

MSN revenue was $427 million and $491 million in the first quarter of fiscal year 2003 and 2004. MSN includes MSN subscriptions and the MSN network of Internet products and services. MSN subscriptions revenue declined $17 million or 6% reflecting a decrease in the number of subscribers, offset by growth in MSN network services revenue, which grew $81 million or 51% as a result of growth in paid search and strong general advertising sales across all geographic regions. MSN reported operating income of $58 million for the first quarter of fiscal 2004, compared to an operating loss of $147 million in the prior year’s first quarter. The profitability was driven by the revenue growth and the 25% decline in operating expenses, which included a $48 million one-time refund of prior year taxes.

Mobile and Embedded Devices

Mobile and Embedded Devices revenue was $28 million and $53 million in the first quarter of fiscal year 2003 and 2004. Mobile and Embedded Devices includes Windows Mobile software, Windows Embedded device operating systems, MapPoint, and Windows Automotive. The increase in revenue was driven by growth in all businesses. The revenue growth also reflected revenue from the Vicinity acquisition, which was not included in the prior year’s first quarter. Mobile and Embedded Devices operating loss was 51% lower in the first quarter of fiscal 2004 compared to the prior year’s first quarter, primarily driven by the 89% growth in revenue and timing of operating expenses.

Home and Entertainment

Home and Entertainment revenue was $485 million and $581 million in the first quarter of fiscal year 2003 and 2004. Home and Entertainment includes the Xbox video game system, PC games, consumer software and hardware, and TV platform. Home and Entertainment revenue increased 20% from the prior year’s first quarter. Xbox revenue increased $53 million or 20% from the prior year’s first quarter, with $85 million related to higher volumes of Xbox consoles, peripherals, and games offset by a $32 million decrease related to price changes. Revenue from consumer hardware and software and PC games increased $43 million or 19% compared to a year ago. Home and Entertainment operating loss for the first quarter of fiscal year 2004 increased 11% from the first quarter of fiscal year 2003 driven by 17% growth in operating expenses related to increased product costs associated with higher consoles sold and higher sales and marketing expenses, partially offset by 20% growth in revenue.

Foreign Currencies Impact

Translated international revenue is affected by foreign exchange rates. The net impact of foreign exchange rates on revenue was positive in the first quarter compared to a year ago, primarily due to a stronger Euro and Japanese yen versus the U.S. dollar. Had the rates from the prior year’s comparable quarter been in effect in the first quarter of fiscal 2004, translated international revenue billed in local currencies would have been approximately $165 million lower. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Cost of revenue

Cost of revenue includes manufacturing and distribution costs for products and programs sold, operation costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. Cost of revenue as a percent of revenue was 17.4% and 18.0% in the first quarter of fiscal year 2003 and 2004. For the first quarter of fiscal year 2004, cost of revenue was $1.48 billion compared to $1.34 billion in the first quarter of fiscal year 2003. The increase in absolute dollars, as well as percentage of revenue, resulted primarily from a 27% increase in Home & Entertainment costs, due to increased Xbox console units sold partially offset by lower costs of producing the Xbox console and an 11% increase in product support and consulting services.

Research and development

Research and development expenses include payroll, employee benefits, equity compensation and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Research and development expenses in the first quarter of fiscal 2004 were $1.61 billion, 19.6% of revenue, a decrease of 6% in absolute dollar terms over the first quarter of the prior year. The decrease was primarily due to a $62 million or 4% decrease in headcount-related costs and a $16 million or 14% decrease in third party product development costs.

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, equity compensation and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other programs. Sales and marketing expenses were $1.51 billion in the first quarter, or 18.3% of revenue, compared to $1.42 billion in the first quarter of the prior year, or 18.3% of revenue. Sales and marketing costs increased in absolute dollars due to a 22% increase in headcount-related expenses, primarily from additions to the Enterprise and Small/Medium sales forces, partially offset by lower other sales expenses.

General and administrative

General and administrative costs include payroll, employee benefits, equity compensation and other headcount-related costs associated with the finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative costs were $471 million in the first quarter compared to $252 million in the comparable quarter of the prior year. General and administrative costs increased in the first quarter primarily from higher legal costs including certain settlement costs and headcount-related expenses.

NON-OPERATING ITEMS, INVESTMENT INCOME, AND INCOME TAXES

Non-operating items

Losses on equity investees and other consists of Microsoft’s share of income or loss from equity method investments and income or loss attributable to minority interests. Losses on equity investees and other decreased to $10 million in the first quarter of fiscal 2004, from $22 million in the comparable quarter of fiscal 2003.

Investment Income

We recorded investment income in each year as follows:

(In millions)
Three Months Ended Sept. 30	2002	2003
Dividends and interest	$516	$484
Net gains (losses) on sales of investments	(128)	245
Net gains (losses) attributable to derivative instruments	(347)	34

Investment income	$41	$763

Dividends and interest declined moderately, mainly due to the $62 million AT&T dividend earned in the prior comparable quarter and offset somewhat by higher interest income earned on investments. Net gains (losses) on sales of investments includes other-than-temporary impairments of $18 million in the first quarter of fiscal 2004, compared to $434 million in the first quarter of the prior year, which accounted for the majority of the increase to investment income. Net gains attributable to derivative instruments were $34 million in the first quarter of fiscal 2004, compared to losses of $347 million in the first quarter of fiscal 2003 which were driven mainly by the impact of decreasing interest rates on interest rate sensitive instruments.

Income Taxes

The effective tax rate for the first quarter was 33%. The effective tax rate for fiscal 2003 was 32%, reflecting a benefit in the second quarter of $126 million from the reversal of previously accrued taxes. Excluding this reversal, the effective tax rate would have been 33%.

STOCK-BASED COMPENSATION

In fiscal year 2004, we implemented changes in employee compensation designed to help us continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Employees are granted Stock Awards instead of stock options. The Stock Award program offers employees the opportunity to earn actual shares of our stock over time, rather than options that give employees the right to purchase stock at a set price. As part of the changes, we announced that a significant portion of stock-based compensation for more than 600 of our senior leaders will depend on growth in the number and satisfaction of our customers.

In addition to implemented changes to our employee compensation arrangements, we also adopted the fair value recognition provisions of SFAS 123 effective July 1, 2003 using the retroactive restatement method described in SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under the fair value recognition provisions of SFAS 123, stock-based compensation costs is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based employee compensation expense was $1.05 billion ($702 million after-tax or $0.06 per diluted share) for the three months ended September 30, 2002 and $1.02 billion ($680 million after-tax or $0.06 per diluted share) for the three months ended September 30, 2003.

In October 2003, we commenced a stock option transfer program pursuant to which our employees may transfer certain employee stock options to a third-party financial institution. It is anticipated that the stock option transfer program will be completed in the second quarter of fiscal 2004 and will result in a charge to earnings related to unrecognized compensation costs of unvested options transferred. We are not currently able to estimate the potential charge to earnings as it is dependent upon how many and which options are transferred.

FINANCIAL CONDITION

Cash and short-term investments totaled $51.62 billion as of September 30, 2003 compared to $49.05 billion as of June 30, 2003. The portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions, in order to diversify financial risk.

Unearned revenue as of September 30, 2003 decreased $768 million from June 30, 2003 reflecting a sequential decrease in new and recurring multi-year licensing agreements, and recognition of unearned revenue from multi-year licensing in prior periods.

Cash flow from operations was $3.42 billion in the September quarter of fiscal 2004, compared to $6.17 billion in the comparable quarter of the prior year. The decrease reflects a $2.12 billion decline in cash flow from unearned revenue resulting from a decline in multi-year contract billings. Cash used for financing was $350 million in the first quarter of fiscal 2004, a decrease of $2.61 billion from the comparable quarter of the prior year reflecting a decrease in cash used for stock repurchases. We repurchased 43.3 million shares of common stock under our share repurchase program in the first quarter, compared to 120.6 million shares repurchased in the comparable quarter of the prior year. Cash used for investing was $3.75 billion in the September quarter, an increase of $2.85 billion from the prior year due to greater sales of investments in the first quarter of fiscal 2003.

We have no material long-term debt. Stockholders’ equity at September 30, 2003 was $66.68 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $149 million on September 30, 2003. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

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

Off-balance sheet arrangements

We have unconditionally guaranteed the repayment of certain Japanese yen denominated bank loans and related interest and fees of Jupiter Telecommunication, Ltd., a Japanese cable company (Jupiter). These guarantees arose on February 1, 2003 in conjunction with the expiration of prior financing arrangements, including previous guarantees by us. The financing arrangements were entered into by Jupiter as part of financing its operations. As part of Jupiter’s new financing agreement, we agreed to guarantee repayment by Jupiter of the loans of approximately $56 million. The estimated fair value and the carrying value of the guarantees was $10.5 million and did not result in a charge to operations. The guarantees are in effect until the earlier of repayment of the loans, including accrued interest and fees, or February 1, 2009. The maximum amount of the guarantees is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest, and any other related expenses. Additionally, the maximum amount of the guarantees, denominated in Japanese yen, will vary based on fluctuations in foreign exchange rates. If we were required to make payments under the guarantees, we may recover all or a portion of those payments upon liquidation of Jupiter’s assets. The proceeds from such liquidation cannot be accurately estimated due to the multitude of factors that would affect the valuation and realization of the proceeds in the event of liquidation.

In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of September 30, 2003, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to us currently exists.

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, accounting for stock-based compensation, impairment of investment securities, impairment of goodwill, accounting for research and development costs, accounting for legal contingencies, and accounting for income taxes.

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

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123. The application of SFAS 123 requires judgment, including the expected life and stock price volatility for stock options and expected dividends and forfeitures for all stock-based awards. Changes in the expected or actual outcome of forfeitures due to service- and/or performance-related conditions could materially impact the amount of stock-based compensation expense recognized.

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

ISSUES AND UNCERTAINTIES

This Quarterly Report on Form 10-Q contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our financial outlook.

Challenges to our Business Model

Since our inception, our business model has been based upon customers agreeing to pay a fee to license software developed and distributed by us. Under this commercial software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenues received from the distribution of their products. We believe the commercial software model has had substantial benefits for users of software, allowing them to rely on our expertise and the expertise of other software developers that have powerful incentives to develop innovative software that is useful, reliable, and compatible with other software and hardware. In recent years, there has been a growing challenge to the commercial software model, often referred to as the Open Source model. Under the Open Source model, software is produced by loosely associated groups of unpaid programmers, and the resulting software and the intellectual property contained therein is licensed to end users at substantially no cost. The most notable example of Open Source software is the Linux operating system. While we believe that our products provide customers with significant advantages in security and productivity, and generally have a lower total cost of ownership than Open Source software, the popularization of the Open Source model continues to pose a significant challenge to our business model, including recent efforts by proponents of the Open Source model to convince governments worldwide to mandate the use of Open Source software in their purchase and deployment of software products. To the extent the Open Source model gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products and revenues and operating margins may consequently decline.

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

New Products and Services

We have made significant investments in research, development and marketing for new products, services and technologies, including Microsoft .NET, Xbox, business applications, MSN, mobile and wireless technologies, and television. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, these products and services may never be profitable, and even if they are profitable, operating margins for these businesses are not expected to be as high as the margins we have historically experienced.

Litigation

As discussed in Note 9 – Contingencies of the Notes to Financial Statements, we are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. If an unfavorable final outcome occurs, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable.

Security

Maintaining the security of computers and computer networks is an issue of critical importance for Microsoft and our customers. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that attack our products. While this is an industry-wide phenomenon that affects computers across all platforms, Microsoft’s customers have been victims of such attacks and will likely continue to be so. We are devoting significant resources to addressing these critical issues. We are focusing our efforts on engineering more secure products, optimizing security and reliability options and settings when we deliver products, and providing guidance to help our customers make the best use of our products and services to protect against computer viruses and other attacks on their computing environment. In addition, we are working to improve the deployment of software patches to address security vulnerabilities discovered after our products are released. We are also investing in mitigation technologies that secure customers from attacks even when such software patches are not deployed. We are also advising customers on how to help protect themselves from security threats through the use of our online automated security tools, our published security guidance and the deployment of security software such as firewalls, antivirus and other security software. These steps could adversely affect our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases or to purchase competitive products. Customers may also increase their expenditures on protecting their computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenues.

Declines in Demand for Software

If overall market demand for PCs, servers and other computing devices declines significantly, or consumer or corporate spending for such products declines, our revenue will be adversely affected. Additionally, our revenues would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products because new product offerings are not perceived as adding significant new functionality or other value to prospective purchasers. A significant number of customers purchased license agreements providing upgrade rights to specific licensed products prior to the transition to Licensing 6.0 in July 2002. These agreements will expire in fiscal year 2004 and 2005 and the rate at which such customers renew these contracts could adversely affect future revenues. We are also committing significant investments in the next release of the Windows operating system, codenamed Longhorn. If this system is not perceived as offering significant new functionality or value to prospective purchasers, our revenues and operating margins could be adversely affected.

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

Taxation of Extraterritorial Income

In August 2001, a World Trade Organization (“WTO”) dispute panel determined that the tax provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (“ETI”) constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures. The U.S. government appealed the panel’s decision and lost its appeal. On October 1, 2003 the Senate Finance Committee approved the Jumpstart our Business Strength (JOBS) Act that would repeal ETI, provide a three year phase-out of current ETI benefits, and would replace ETI with a phased in production activity exclusion that would not be fully effective until 2012. On October 28, 2003, the House Ways & Means Committee approved the American Jobs Creation Act of 2003 that would likewise repeal ETI, provide a three year phase-out of future ETI benefits, and would replace ETI with a phased-in tax rate reduction that would not be fully effective until 2007. While neither bill will fully replace our current ETI tax benefits, both bills must pass their respective chambers and be reconciled in conference, so we remain unable to assess the ultimate form and financial impact of this legislation, if enacted. If the ETI provisions are repealed and financially comparable replacement tax legislation is not enacted, the loss of the ETI tax benefit to us could be significant.

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

Finite Insurance Programs

In addition to conventional third party insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of September 30, 2003, potential coverage available under captive insurance arrangements was $1.0 billion, subject to deductibles, exclusions, and other restrictions. While we believe these arrangements are an effective way to insure against such risks, the potential liabilities associated with certain of the issues and uncertainties discussed herein could exceed the coverage provided by such arrangements.

Business Disruptions in the Event of a Catastrophic Event

We are a highly automated business and a disruption or failure of our systems in the event of a major earthquake, cyber-attack, terrorist attack or other catastrophic event could cause delays in completing sales and providing services. Our corporate headquarters, a significant portion of our research and development activities and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and as a result our future operating results could be adversely affected.

Other

Other issues and uncertainties may include:

•	warranty and other claims for hardware products such as Xbox;

•	the effects of the Consent Decree in U.S. v. Microsoft and Final Judgment in State of New York v. Microsoft on the Windows operating system and server business, including those associated with protocol and other disclosures required by the Decree and Final Judgment and the ability of PC manufacturers to hide end user access to certain new Windows features;

•	the continued availability of third party distribution channels for MSN service and other online services;

•	factors associated with our international operations, and

•	financial market volatility or other changes affecting the value of our investments, such as the Comcast Corporation securities held by us, that may result in a reduction in carrying value and recognition of losses including impairment charges.

ITEM 3. Quantitative and Qualitative Disclosures about Market Risk

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

(In millions)	June 30, 2003	Sept. 30, 2003	Three Months Ended Sept. 30, 2003
Risk Categories			Average	High	Low
Interest Rates	$448	$684	$654	$753	$508
Currency Rates	141	255	172	255	117
Equity Prices	869	975	951	1,009	902

The total VAR for the combined risk categories is $987 million at June 30, 2003 and $1.27 billion at September 30, 2003. The total VAR is 32% less at June 30, 2003 and 34% less at September, 30 2003 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks. The change in VAR is due to asset allocation shifts and increased foreign exchange volatility.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See notes to financial statements.

Be Incorporated, a former software development company whose assets were acquired by Palm, Inc. in August 2001, filed suit against us on February 18, 2002 in the U.S. District Court for Northern California, alleging violations of Federal and state antitrust and unfair competition laws and other tort claims. The suit was settled on September 5, 2003 for an amount that is not material to our financial position or results of operations.

Item 6. Exhibits and Reports on Form 8-K

(A) EXHIBITS

15.	Letter re unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) REPORTS ON FORM 8-K

We did not file any reports on Form 8-K during the quarter ended September 30, 2003. We furnished to the SEC reports on Form 8-K on July 17, 2003 and September 5, 2003. The July 17, 2003 Form 8-K was for the purpose of furnishing the press release announcing our financial results for the fiscal quarter and year ended June 30, 2003. The September 5, 2003 Form 8-K was for the purpose of furnishing our consolidated balance sheets as of June 30, 2002 and 2003, and the related consolidated statements of income, cash flows, and stockholders’ equity for the twelve months ended June 30, 2001, 2002 and 2003 formatted in XBRL (Extensible Business Reporting Language) 2.0 format.

Items 2, 3, 4, and 5 are not applicable and have been omitted.

Signature

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Microsoft Corporation

Date: November 13, 2003	By:	/s/ John G. Connors
John G. Connors
Senior Vice President; Chief Financial Officer

(Principal Financial and Accounting Officer and Duly Authorized Officer)