Form 10-Q
period 2003-12-31
MICROSOFT CORP
filed 2004-02-06
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2003

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

The number of shares outstanding of the registrant’s common stock as of January 31, 2004 was 10,794,392,603.

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2003

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except earnings per share)(Unaudited)

	Three Months Ended Dec. 31		Six Months Ended Dec. 31
	2002(1)	2003	2002(1)	2003
Revenue	$8,541	$10,153	$16,287	$18,368
Operating expenses:
Cost of revenue	2,137	2,344	3,481	3,824
Research and development	1,515	2,971	3,222	4,582
Sales and marketing	2,159	2,467	3,574	3,972
General and administrative	497	896	749	1,367

Total operating expenses	6,308	8,678	11,026	13,745

Operating income	2,233	1,475	5,261	4,623
Losses on equity investees and other	(12)	(5)	(34)	(15)
Investment income	375	842	416	1,605

Income before income taxes	2,596	2,312	5,643	6,213
Provision for income taxes	731	763	1,737	2,050

Net income	$1,865	$1,549	$3,906	$4,163

Earnings per share:
Basic	$0.17	$0.14	$0.36	$0.39

Diluted	$0.17	$0.14	$0.36	$0.38

Weighted average shares outstanding:
Basic	10,703	10,810	10,711	10,800

Diluted	10,846	10,899	10,916	10,908

(1)	The three and six months ended December 31, 2002 results have been restated to reflect a two-for-one stock split in February 2003 and for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, as discussed in Note 3.

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)(Unaudited)

	June 30 2003(1)	Dec. 31 2003
Assets
Current assets:
Cash and equivalents	$6,438	$6,149
Short-term investments	42,610	46,628

Total cash and short-term investments	49,048	52,777
Accounts receivable, net of allowance for doubtful accounts of $242 and $187	5,196	5,608
Inventories	640	621
Deferred income taxes	2,506	2,068
Other	1,583	1,326

Total current assets	58,973	62,400
Property and equipment, net	2,223	2,178
Equity and other investments	13,692	14,901
Goodwill	3,128	3,110
Intangible assets, net	384	345
Deferred income taxes	2,161	1,259
Other long-term assets	1,171	1,744

Total assets	$81,732	$85,937

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,573	$1,360
Accrued compensation	1,416	1,143
Income taxes	2,044	3,500
Short-term unearned revenue	7,225	6,229
Other	1,716	1,695

Total current liabilities	13,974	13,927
Long-term unearned revenue	1,790	1,623
Other long-term liabilities	1,056	1,044
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 10,771 and 10,789	49,234	52,676
Retained earnings, including accumulated other comprehensive income of $1,840 and $2,195	15,678	16,667

Total stockholders’ equity	64,912	69,343

Total liabilities and stockholders’ equity	$81,732	$85,937

(1)	The June 30, 2003 balance sheet has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock Based Compensation, as discussed in Note 3.

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended Dec. 31		Six Months Ended Dec. 31
	2002(1)	2003	2002(1)	2003
Operations
Net income	$1,865	$1,549	$3,906	$4,163
Depreciation, amortization, and other noncash items	275	300	548	628
Stock based compensation	1,058	3,232	2,106	4,247
Net recognized (gains)/losses on investments	140	(321)	615	(600)
Stock option income tax benefits	296	148	661	637
Deferred income taxes	(592)	(985)	(1,531)	(979)
Unearned revenue	2,500	2,774	6,593	4,988
Recognition of unearned revenue	(2,795)	(3,166)	(5,538)	(6,149)
Accounts receivable	(349)	(1,004)	402	(328)
Other current assets	404	607	367	293
Other long-term assets	(50)	55	(22)	41
Other current liabilities	(375)	1,256	422	980
Other long-term liabilities	390	129	410	77

Net cash from operations	2,767	4,574	8,939	7,998

Financing
Common stock issued	365	189	904	884
Common stock repurchased	(936)	(730)	(4,433)	(1,775)
Common stock dividend	—	(1,729)	—	(1,729)

Net cash used for financing	(571)	(2,270)	(3,529)	(2,620)

Investing
Additions to property and equipment	(276)	(172)	(436)	(339)
Acquisition of companies, net of cash acquired	(9)	—	(879)	(4)
Purchases of investments	(19,406)	(22,377)	(46,091)	(46,975)
Maturities of investments	3,302	825	6,532	3,475
Sales of investments	14,370	19,775	37,958	38,146

Net cash used for investing	(2,019)	(1,949)	(2,916)	(5,697)

Net change in cash and equivalents	177	355	2,494	(319)
Effect of exchange rates on cash and equivalents	37	26	42	30
Cash and equivalents, beginning of period	5,338	5,768	3,016	6,438

Cash and equivalents, end of period	$5,552	$6,149	$5,552	$6,149

(1)	The three and six months ended December 31, 2002 cash flows statements have been restated for retroactive adoption of SFAS 123, Accounting for Stock Based Compensation, as discussed in Note 3.

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended Dec. 31		Six Months Ended Dec. 31
	2002(1)	2003	2002(1)	2003
Common stock and paid-in capital
Balance, beginning of period	$44,235	$51,298	$41,845	$49,234
Common stock issued	385	174	1,705	869
Common stock repurchased	(114)	(90)	(457)	(225)
Stock based compensation expense, net of income taxes	1,354	1,294	2,767	2,798

Balance, end of period	45,860	52,676	45,860	52,676

Retained earnings
Balance, beginning of period	12,282	15,382	12,997	15,678

Net income	1,865	1,549	3,906	4,163
Other comprehensive income:
Net gains/(losses) on derivative instruments	(22)	(4)	46	13
Net unrealized investments gains/(losses)	24	403	(140)	267
Translation adjustments and other	36	77	31	75

Comprehensive income	1,903	2,025	3,843	4,518
Common stock dividend	—	—	—	(1,729)
Common stock repurchased	(886)	(740)	(3,541)	(1,800)

Balance, end of period	13,299	16,667	13,299	16,667

Total stockholders’ equity	$59,159	$69,343	$59,159	$69,343

(1)	The three and six months ended December 31, 2002 stockholders’ equity statements have been restated for retroactive adoption of SFAS 123, Accounting for Stock Based Compensation, as discussed in Note 3.

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

Note 3 – Accounting Changes

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

Stock-based employee compensation expense was $1.06 billion ($709 million after-tax or $0.07 per diluted share) and $2.11 billion ($1.41 billion after-tax or $0.13 per diluted share) for the three and six months ended December 31, 2002, respectively, and $3.23 billion ($2.17 billion after-tax or $0.20 per diluted share) and $4.25 billion ($2.85 billion after-tax or $0.26 per diluted share) for the three and six months ended December 31, 2003, respectively. The amounts for the three and six months ended December 31, 2003 include $2.21 billion ($1.48 billion after-tax or $0.14 per diluted share) due to the completion of the employee stock option transfer program, which is described in the following footnote.

Note 4 – Stock-Based Compensation

In fiscal year 2004, we implemented changes in employee compensation designed to help us continue to attract and retain the best employees, and to better align employee interests with those of our shareholders.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employees are now granted stock awards instead of stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price. We also completed an employee stock option transfer program in the second quarter of fiscal 2004 whereby employees could elect to transfer all of their vested and unvested stock options with a strike price of $33 or higher (“eligible options”) to JPMorgan Chase Bank (JPMorgan). The unvested eligible options that were transferred to JPMorgan became vested upon the transfer. The price paid by JPMorgan for the transferred options was determined by reference to the arithmetic average of the closing prices of Microsoft common stock during the period from November 14, 2003 to December 8, 2003, which was $25.5720.

A total of 18,503 (51%) of the 36,539 eligible Microsoft employees elected to participate in the stock option transfer program and 344.6 million (55%) of the 621.4 million eligible options were tendered. Under the terms of the program, JPMorgan paid Microsoft $382 million for the transferred options. Microsoft made an initial payment of $219 million to participating employees for the transferred options, with a remaining portion to be paid in one or more payments that are subject to participating employees’ continued employment over the next two or three years. The options that were transferred to JPMorgan resulted in stock-based compensation expense of $2.21 billion ($1.48 billion after-tax or $0.14 per diluted share). This expense consists of the unrecognized compensation costs of the options that were transferred, less the amounts payable applicable to those previously unvested options for which payment is contingent upon continued employment of participating employees. The contingent payments applicable to unvested eligible options that are subject to continued employment of participating employees will be recognized as compensation expense over the vesting period of the contingent payments.

The stock option transfer program also resulted in a decrease to our long term deferred tax assets due to the excess of recorded compensation expense for these options over the related tax deduction reported on our tax return. For the six months ended December 31, 2003, deferred tax assets were reduced by approximately $2.01 billion with an offsetting reduction in paid-in capital, reflecting the reduction of previously recorded deductions reported on our tax return in excess of stock based compensation expense. Following is a description of our stock plans.

We have stock plans for directors and for officers and employees. The plans provide for awards of stock options and stock awards. At December 31, 2003, an aggregate of 808 million shares were available for future grant under our stock plans. In addition, awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The options transferred to JPMorgan have been removed from our plans; any options transferred to JPMorgan that expire without being exercised will not become available for grant under any of our plans.

Stock Awards

Stock Awards are grants that entitle the holder to shares of common stock as the award vests. A total of 29 million stock awards with a weighted-average fair value of $26.10 per share were granted during the first six months of fiscal 2004, generally vesting over a five year period.

Shared Performance Stock Awards

Shared Performance Stock Awards are a form of stock award in which the number of shares ultimately received depends on Microsoft’s performance against specified performance targets. Shared Performance Stock Awards for 30 million shares at target with a weighted-average fair value of $26.09 per share were made during the first six months of fiscal 2004 for the fiscal 2004-2006 performance period. At the end of the performance

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

period, the number of shares of stock and stock awards issued will be determined by adjusting upward or downward from the target in a range between 33% and 150% (0% to 150% for certain executive officers). The final performance percentage on which the payout will be based, considering company performance metrics established for the performance period, will be determined by the board of directors or a committee of the board in its sole discretion. Shares of stock are issued at the end of the performance period and as the stock awards vest over the following two years.

Stock Options

Nonqualified stock options have been granted to our directors under the director stock plan. Nonqualified and incentive stock options have been granted to our officers and employees under the employee stock plan. Options granted before 1995 generally vest over four and one-half years and expire ten years from the date of grant. Options granted between 1995 and 2001 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire ten years from the date of grant. Options granted after 2001 vest over four and one-half years and expire ten years from the date of grant. At December 31, 2003, stock options for 580 million shares were vested.

Stock options outstanding under our stock-based compensation plans were as follows:

(In millions, except per share amounts)
		Price per Share
	Shares	Range	Weighted Average
Balance, June 30, 2003	1,549	0.40 – 59.56	29.30
Granted	2	25.46 – 29.96	26.75
Exercised	(91)	0.51 – 29.38	9.01
Stock option transfer program	(345)	33.03 – 59.56	38.70
Canceled	(36)	2.31 – 58.28	33.27

Balance, December 31, 2003	1,079	0.40 – 59.56	27.82

For various price ranges, weighted average characteristics of outstanding stock options under our stock-based compensation plans at December 31, 2003 were as follows:

(In millions, except per share amounts)
	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Remaining Life (Years)	Weighted Average Price	Shares	Weighted Average Price
$ 0.40 – $15.00	57	2.0	$6.97	51	$6.92
15.01 – 25.00	333	6.1	21.54	131	17.66
25.01 – 33.00	405	6.1	28.23	209	28.08
33.01 – 41.00	171	4.7	34.22	108	34.28
41.01 – 59.56	113	4.9	44.80	81	44.63

The information presented differs from the information presented in Microsoft’s 2003 10-K primarily due to the impact of the stock option transfer program as well as to correctly calculate the weighted average remaining life of outstanding options.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5 – Inventories

The components of inventories were as follows:

(In millions)	June 30 2003	Dec. 31 2003
Finished goods	$393	$380
Raw materials and work in process	247	241

Inventories	$640	$621

Note 6 – Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of common shares outstanding. Diluted earnings per share is computed on the basis of the weighted average number of common shares outstanding plus the effect of outstanding stock options, stock awards and shared performance stock awards using the “treasury stock” method.

The components of basic and diluted earnings per share were as follows:

Earnings Per Share

	Three Months Ended Dec. 31		Six Months Ended Dec. 31
(In millions, except earnings per share)	2002	2003	2002	2003
Net income available for common shareholders (A)	$1,865	$1,549	$3,906	$4,163
Weighted average outstanding shares of common stock (B)	10,703	10,810	10,711	10,800
Dilutive effect of employee stock based compensation	143	89	205	108

Common stock and common stock equivalents (C)	10,846	10,899	10,916	10,908

Earnings per share:
Basic (A/B)	$0.17	$0.14	$0.36	$0.39

Diluted (A/C)	$0.17	$0.14	$0.36	$0.38

For the three months ended December 31, 2002 and 2003, 1,056 million and 818 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the six months ended December 31, 2002 and 2003, 1,096 million and 836 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the six months ended December 31, 2003, 20 million shared performance stock awards, out of 30 million granted, have been excluded from the calculation of diluted earnings per share because the number of shares ultimately received will be determined by the board of directors or a committee of the board in its sole discretion, considering company performance against metrics established for the performance period, as discussed in Note 4.

Note 7 – Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain licensing arrangements, revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. The percentage of revenue recorded as unearned due to undelivered elements ranges from

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

approximately 15% to 25% of the sales price for Windows XP Home, approximately 5% to 15% of the sales price for Windows XP Professional, and approximately 1% to 15% of the sales price for desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three and a half years for Windows operating systems and two years for desktop applications. Unearned revenue also includes payments for online advertising for which the advertisement has yet to be displayed and payments for post-delivery support services to be performed in the future.

The components of unearned revenue were as follows:

(In millions)	June 30 2003	Dec. 31 2003
Volume licensing programs	$5,472	$4,579
Undelivered elements	2,847	2,624
Other	696	649

Unearned revenue	$9,015	$7,852

Unearned revenue by segment was as follows:

(In millions)	June 30 2003	Dec. 31 2003
Client	$3,165	$2,954
Server and Tools	2,185	1,945
Information Worker	3,305	2,635
Other segments	360	318

Unearned revenue	$9,015	$7,852

Of the $7.85 billion of unearned revenue at December 31, 2003, $2.56 billion is expected to be recognized in the third quarter of fiscal 2004, $1.94 billion in the fourth quarter of fiscal 2004, $1.08 billion in the first quarter of fiscal 2005, $647 million in the second quarter of fiscal 2005, and $1.62 billion thereafter.

The revenue earned from the Upgrade Advantage programs for the three months ended in fiscal years 2003 and 2004 was as follows (in millions):

September 30, 2002	December 31, 2002	March 31, 2003	June 30, 2003	September 30, 2003	December 31, 2003
$464	$480	$450	$421	$379	$296

Note 8 – Stockholders’ Equity

As discussed in Note 4 – Stock-Based Compensation, 344.6 million options were transferred to JPMorgan under the stock option transfer program. The options transferred to JPMorgan were amended and restated upon transfer to contain terms and conditions typical of equity option transactions entered into between sophisticated financial counterparties at arm’s-length using standard terms and definitions for equity derivatives. The options have strike prices ranging from $33.03 to $59.56 per share and expire between February 2004 and December 2006.

We repurchase our common shares primarily to manage the dilutive effects of our stock-based compensation plans and other issuances of common shares. During the December quarter, we repurchased 30.5 million shares of common stock for $830 million, compared to 38.8 million shares for $999 million in the

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

comparable quarter of the prior year. For the first six months of fiscal 2004, we repurchased 73.8 million shares of common stock for $2.0 billion, compared to 159.4 million shares of common stock for $4.0 billion in the comparable period of the prior year. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in Stockholders’ Equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

Note 9 – Investment Income

The components of investment income are as follows:

	Three Months Ended Dec. 31		Six Months Ended Dec. 31
(In millions)	2002	2003	2002	2003
Dividends and interest	$515	$521	$1,031	$1,005
Net gains (losses) on investments	(104)	310	(232)	555
Net gains (losses) on derivatives	(36)	11	(383)	45

Investment income	$375	$842	$416	$1,605

Net gains (losses) on investments includes other-than-temporary impairments of $43 million in the second quarter of fiscal 2004 compared to $421 million in the second quarter of the prior year, and $61 million for the six month period ended December 31 compared to $855 million in the six month period ended December 31, 2002.

Note 10 – Contingencies

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The European Commission has instituted proceedings in which it alleges that we have failed to disclose information that our competitors claim they need to interoperate fully with Windows 2000 clients and servers and that we have engaged in discriminatory licensing of such technology and improper bundling of multimedia playback technology in the Windows operating system. The remedies sought, though not fully defined, include mandatory disclosure of our Windows operating system technology, either the removal of Windows Media technology from Windows or a “must carry” obligation requiring OEMs to install competitive media players with Windows, and imposition of fines in an amount that could be as large as 10% of our worldwide annual revenue. We deny the European Commission’s allegations and intend to contest the proceedings vigorously. An oral hearing was held on November 12-14, 2003. In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from us concerning competition, privacy, and security issues.

A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts. The federal cases have been consolidated in the U.S. District Court for Maryland with the exception of one case which is currently pending in the U.S. District Court for the Eastern District of Arkansas. These cases allege that we have competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover on behalf of variously defined classes of direct and indirect purchasers overcharges we allegedly charged for these products. To date, courts have dismissed all claims for damages against us by indirect purchasers under federal law and in 16 states. Eight of those state court decisions have been affirmed on appeal. Claims on behalf of foreign purchasers have also been dismissed. Appeals of several of these rulings are still pending. No trials have been held concerning any liability issues. Courts in eleven states have ruled that these cases may proceed as class actions, while courts in two states have denied class certification status, and another court has ruled that no class action is available for antitrust claims in that state. The Maryland District Court has certified a class of direct purchasers of our operating system software that acquired the software from the shop.Microsoft.com web site or pursuant to a direct marketing campaign and otherwise denied certification of the proposed classes. Members of the certified class licensed fewer than 550,000 copies of at-issue operating system software from Microsoft. In September 2003, we reached an agreement with plaintiffs’ counsel to settle this action. The settlement has been preliminarily approved by the court but still requires final approval. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the proposed settlement, class members will be able to obtain vouchers on a claims made basis that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total amount of vouchers issued will depend on the number of class members who claim and are issued vouchers. Two-thirds of the amount of vouchers unissued or unredeemed by class members will be made available to certain schools in California in the form of vouchers that also may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware, software and related services. The court in California preliminarily approved this proposed settlement, but it still requires final approval by the court. In 2003, we also reached similar agreements to settle all claims in Montana, Florida, West Virginia, North Carolina, the District of Columbia, North Dakota, Kansas, Tennessee and South Dakota. The proposed settlements in these states are structured similarly to the California settlement, except that, among other differences, one-half of the amounts of vouchers unissued to class members will be made available to certain schools in the relevant states. The maximum amount of vouchers to be issued in these settlements, including the California settlement, is $1.55 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The settlements in Florida and Montana have received final approval by the relevant court. The proposed settlements in West Virginia, the District of Columbia, North Carolina, Tennessee, South Dakota and Kansas have received preliminary approval by the courts in those states, but still require final approval. We intend to continue

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

vigorously defending the remaining lawsuits, with trial scheduled to begin in Minnesota on March 1, 2004. We estimate the total cost to resolve all of these cases will range between $935 million and $1.1 billion with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with SFAS 5, Accounting for Contingencies, and FIN 14, Reasonable Estimation of the Amount of a Loss, we have recorded a contingent liability of $919 million, net of administrative expenses paid.

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

On December 18, 2003, RealNetworks, Inc. filed suit against us alleging violations of federal and state antitrust and unfair competition laws, related to streaming media features of Windows and related technologies. RealNetworks seeks damages and injunctive relief, including a permanent injunction requiring Microsoft to offer a version of Windows products with no streaming media features. We deny the allegations and will vigorously defend the action. RealNetworks filed the case in federal court in San Jose, California but is seeking transfer for pretrial purposes to the U.S. District Court in Baltimore. We have filed a motion to transfer the case from San Jose to Seattle for trial.

We are the defendant in more than 30 patent infringement cases. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, the plaintiffs accused the browser functionality of Windows of infringement. On August 11, 2003, the jury awarded the plaintiffs approximately $520 million in damages for infringement from the date the plaintiffs’ patent issued through September 2001. The plaintiffs are seeking an equitable accounting for damages from September 2001 to the present. On January 14, 2004, the trial court entered final judgment of $565 million, including post-trial interest of $45 million, and entered an injunction against distribution of any new products, but stayed execution of the judgment and the injunction pending our appeal which we intend to pursue in due course. On October 30, 2003, the U.S. Patent Office issued a letter stating that it has initiated a Director-ordered re-examination of the Eolas patent. We believe the total cost to resolve this case will not be material to our financial position or results of operations. The actual costs are dependent upon many unknown factors such as success on appeal and the events of a retrial of the case should the case be remanded to trial following appeal. The trial of InterTrust v. Microsoft, filed in the U.S. District Court for Northern California on April 26, 2001, is anticipated in 2005. The plaintiff in this case has accused a large number of products, including Windows and Office, of infringement. In InterTrust, injunctive relief also may be awarded that could adversely impact distribution of Windows or Office. In TVI v. Microsoft, filed in U.S. District Court for the Northern District of California, plaintiff accuses the Autoplay feature of Windows of infringement. This case is scheduled for trial in July of 2004. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 11 – Guarantees

We have unconditionally guaranteed the repayment of certain Japanese Yen denominated bank loans and related interest and fees of Jupiter Telecommunication, Ltd., a Japanese cable company (Jupiter). These guarantees arose on February 1, 2003 in conjunction with the expiration of prior financing arrangements, including previous guarantees by us. The financing arrangements were entered into by Jupiter as part of financing its operations. As part of Jupiter’s new financing agreement, we agreed to guarantee repayment by Jupiter of the loans of approximately $55 million. The estimated fair value and the carrying value of the guarantees was $10.5 million and did not result in a charge to operations. The guarantees are in effect until the earlier of repayment of the loans, including accrued interest and fees, or February 1, 2009. The maximum amount of the guarantees is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest, and any other related expenses. Additionally, the maximum amount of the guarantees, denominated in Japanese yen, will vary based on fluctuations in foreign exchange rates. If we were required to make payments under the guarantees, we may recover all or a portion of those payments upon liquidation of Jupiter’s assets. The proceeds from such liquidation cannot be accurately estimated due to the multitude of factors that would affect the valuation and realization of the proceeds in the event of liquidation.

In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of December 31, 2003, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to us currently exists.

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

Our product warranty accrual reflects management’s best estimate of probable liability under our product warranties (primarily relating to the Xbox console). We determine the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence. Product warranty and changes to the accruals were not significant for any of the periods presented.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 12 – Segment Information

(In millions)
Three Months Ended Dec. 31	2002	2003
Revenue
Client	$2,421	$3,016
Server and Tools	1,672	1,949
Information Worker	2,382	2,856
Microsoft Business Solutions	151	177
MSN	578	596
Mobile and Embedded Devices	37	58
Home and Entertainment	1,283	1,201
Reconciling Amounts	17	300

Consolidated	$8,541	$10,153

Operating Income/(Loss)
Client	$1,948	$2,438
Server and Tools	465	544
Information Worker	1,924	2,130
Microsoft Business Solutions	(66)	(42)
MSN	(153)	112
Mobile and Embedded Devices	(38)	(34)
Home and Entertainment	(341)	(241)
Reconciling Amounts	(1,506)	(3,432)

Consolidated	$2,233	$1,475

(In millions)
Six Months Ended Dec. 31	2002	2003
Revenue
Client	$5,302	$5,674
Server and Tools	3,258	3,727
Information Worker	4,729	5,270
Microsoft Business Solutions	272	314
MSN	1,114	1,200
Mobile and Embedded Devices	65	109
Home and Entertainment	1,788	1,833
Reconciling Amounts	(241)	241

Consolidated	$16,287	$18,368

Operating Income/(Loss)
Client	$4,426	$4,640
Server and Tools	1,011	1,052
Information Worker	3,814	3,950
Microsoft Business Solutions	(105)	(95)
MSN	(246)	209
Mobile and Embedded Devices	(68)	(48)
Home and Entertainment	(512)	(417)
Reconciling Amounts	(3,059)	(4,668)

Consolidated	$5,261	$4,623

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The segments are used to allocate resources internally and provide a framework to determine management responsibility. Due to our integrated business structure, operating costs included in one segment may benefit other segments, and therefore the segments are not designed to measure operating income or loss directly related to the products included in each segment. Inter-segment sales cost commissions are estimated by management and used to compensate or charge each segment for such shared costs, and to incent shared efforts. Management will continually evaluate the alignment of development, sales organizations, and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

The Company retroactively adopted the fair value recognition provisions of SFAS 123 on July 1, 2003. For internal management reporting, the equity compensation expense for stock awards, shared performance-based stock awards, and the employee stock purchase plan have been allocated to the segments, using a non-GAAP accelerated amortization method in the case of stock awards and shared performance-based stock awards. For example, the compensation expense for stock award grants will be expensed in the fiscal year of grant and the compensation expense for performance-based stock award grants will be expensed over three years. Costs related to options granted in prior years, including the costs associated with the stock option transfer program discussed in Note 4, were not allocated to segments by management and therefore are not included in segment operating income and are included as reconciling items. Additionally, as the broad use of stock awards and performance-based awards began in the current year, there is no comparable expense included in the corresponding period of the prior year. The following table outlines the equity compensation expense included in segment operating income for the three and the six months period ended December 31, 2003.

(In millions)
Three Months Ended Dec. 31	2002	2003
Client		$36
Server and Tools		94
Information Worker		44
Microsoft Business Solutions		9
MSN		21
Mobile and Embedded Devices		8
Home and Entertainment		18
Reconciling Amounts	1,058	3,002

Consolidated	$1,058	$3,232

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(In millions)
Six Months Ended Dec. 31	2002	2003
Client		$70
Server and Tools		181
Information Worker		85
Microsoft Business Solutions		18
MSN		40
Mobile and Embedded Devices		16
Home and Entertainment		36
Reconciling Amounts	2,106	3,800

Consolidated	$2,106	$4,246

Client includes revenue and operating expenses associated with Windows XP Professional and Home, Windows 2000 Professional, and other standard Windows operating systems. Server and Tools consists of revenue and operating expenses associated with server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other servers. It also includes developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Information Worker includes Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, other information worker products including LiveMeeting and OneNote, an allocation for CALs, and professional product support services. Microsoft Business Solutions includes Microsoft Great Plains, Microsoft Navision, Microsoft Axapta, Microsoft Solomon, Microsoft CRM, bCentral and other business applications and services. MSN includes MSN subscriptions and the MSN network of Internet products and services. Mobile and Embedded Devices includes Windows Mobile™ software, Windows Embedded device operating systems, MapPoint, and Windows Automotive. Home and Entertainment includes the Xbox video game system, PC games, consumer software and hardware, and TV platform.

Corporate and reconciling amounts include adjustments to state revenue and operating income in accordance with U.S. GAAP and corporate level expenses not specifically attributed to a segment. For revenue, reconciling items include certain undelivered elements of unearned revenue and allowances for certain sales returns and rebates. Corporate and reconciling items for operating income/(loss) for the second quarter include general and administrative expenses ($497 million in the second quarter of fiscal year 2003 and $896 million in 2004), broad-based research and development expenses ($59 million in the second quarter of fiscal year 2003 and $85 million in 2004), and certain corporate level sales and marketing costs ($159 million in the second quarter of fiscal year 2003 and $208 million in 2004), $2.21 billion in stock based compensation related to the employee stock option transfer program, and other reconciling items, including additional stock based compensation expense ($791 million in the second quarter of fiscal year 2003 and $35 million in 2004). Corporate and reconciling items for operating income/(loss) for the first six months include general and administrative expenses ($749 million in the first six months of fiscal 2003 and $1.37 billion in 2004), broad-based research and development expenses ($109 million in the first six months of fiscal 2003 and $163 million in 2004), and certain corporate level sales and marketing costs ($285 million in the first six months of fiscal 2003 and $408 million in 2004), $2.21 billion in stock based compensation related to the employee stock option transfer program, and other reconciling items, including additional stock based compensation expense ($1.91 billion in the first six months of fiscal 2003 and $509 million in 2004). The internal segment operating income or loss also includes non-GAAP accelerated methods of depreciation and amortization, and accelerated amortization of stock awards and performance-based stock awards. Additionally, losses on equity investees and minority interest are classified in operating income for internal reporting presentations.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the Company) as of December 31, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended December 31, 2003 and 2002. These interim financial statements are the responsibility of the Company’s management.

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
January 30, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Issues and Uncertainties” and elsewhere in this report. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations.

Management Summary

Revenue for the second quarter of fiscal year 2004 was $10.15 billion, an increase of 19% over the second quarter of fiscal year 2003. The revenue growth was driven primarily by licensing of the recently launched Office 2003, increased licensing of Windows operating systems through OEMs and Server and Tools products, and 19% growth in MSN revenue.

During the second quarter, the continued strong PC shipment growth influenced our overall revenue growth. We estimate that total PC shipments grew 12% from the second quarter of the prior year reflecting strength in the consumer segment and notebook sales. We also observed an improvement in overall IT spending. We estimate that total server hardware shipments grew 13%, with Windows Server shipments growing faster than the overall sector at 19% in the second quarter of fiscal 2004. The net impact of foreign exchange rates on revenue was positive in the second quarter compared to a year ago, primarily due to a stronger Euro and Japanese yen versus the U.S. dollar. Had the rates from the prior year’s second quarter been in effect in the second quarter of fiscal 2004, translated international revenue earned in local currencies would have been approximately $312 million lower. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

Revenue for the first six months of fiscal year 2004 was $18.37 billion, an increase of 13% over the first six months of fiscal year 2003. The revenue growth was driven by 13% growth in estimated PC shipments, reflecting strength primarily in the consumer segment and notebook sales. We estimate that total server hardware shipments grew 12%, with Windows Server shipments growing faster than the overall sector at 16% in the first six months of fiscal 2004. The revenue growth was also driven by revenue recognized from multi-year licensing that occurred prior to the Company’s transition to its new licensing program (Licensing 6.0) in the first quarter of fiscal 2003. Prior to the July 31, 2002 transition date to Licensing 6.0, the Company experienced a significant growth in multi-year licensing arrangements as customers enrolled in the Company’s maintenance programs, primarily Upgrade Advantage programs and Enterprise Agreements.

Unearned revenue as of December 31, 2003 decreased $1.16 billion from June 30, 2003. The decrease reflected a $223 million decrease in unearned revenue related to undelivered elements as deferral rates were lowered and product life cycles lengthened for the underlying products licensed in the first half of fiscal 2004 compared to fiscal 2003, resulting in a higher proportion of revenue earned. The decline also reflects a net decrease of $893 million in unearned revenue from volume licensing programs as $675 million of revenue was earned from previously deferred revenue from Upgrade Advantage programs.

The net impact of foreign exchange rates on revenue was positive in the first six months of fiscal 2004, primarily due to a stronger Euro and Japanese yen versus the U.S. dollar. Had the rates from the prior year’s first six months been in effect in the first six months of fiscal 2004, translated international revenue earned in local currencies would have been approximately $477 million lower. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

For the full fiscal 2004, PC shipments are expected to grow at double digit rates. In the second half of the fiscal year, we expect PC market growth to be driven by both consumer and business demand for PCs. We believe the overall server hardware sector and IT spending outlook is improving. Our enterprise server products revenue results should be positively influenced by the continued shift to lower cost X86 server architecture. As a result, we expect overall server hardware shipment growth for fiscal 2004 to reach double digit growth with Windows Server operating systems licenses growing faster than the overall sector. We believe foreign exchange rates will stabilize during the second half of our fiscal year and we will continue to benefit from the U.S. dollar’s position relative to the Euro and Japanese yen in the second half of the fiscal year.

Consolidated operating income of $1.48 billion declined 34% for the second quarter of fiscal year 2004 due primarily to $2.21 billion in stock based compensation expenses related to our employee stock option transfer program completed in the second quarter of fiscal 2004. Increased marketing, legal costs, and employee-related costs associated with additional headcount also contributed to the increase in operating expenses.

Consolidated operating income of $4.62 billion declined 12% for the first six months of fiscal year 2004 due primarily to $2.21 billion in stock based compensation expenses related to our employee stock option transfer program completed in the second quarter of fiscal 2004. Increased legal costs and employee-related costs associated with additional headcount also contributed to the increase in operating expenses.

We adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, on July 1, 2003 and restated prior periods to reflect compensation cost under the recognition provisions of SFAS 123 for all awards granted to employees after July 1, 1995. Headcount-related costs in operating expenses include stock-based compensation. Total stock-based compensation costs included in operating expenses for the second quarter of fiscal 2004 were $3.23 billion, compared to $1.06 billion in the prior year’s comparable quarter and $4.25 billion for the first six months of fiscal 2004, compared to $2.11 billion for the first six months of fiscal 2003.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Our seven segments are:

•	Client

•	Server and Tools

•	Information Worker

•	Microsoft Business Solutions

•	MSN

•	Mobile and Embedded Devices

•	Home and Entertainment

The revenue and operating income/(loss) amounts in this MD&A are presented in accordance with U.S. GAAP. Segment Information appearing in Note 12 of the Notes to Financial Statements are presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The following table presents our segment revenue and operating income, determined in accordance with U.S. GAAP:

(In millions)	Revenue		Operating Income/(Loss)
Three Months Ended Dec. 31	2002	2003	2002	2003
Client	$2,534	$3,059	$1,952	$2,072
Server and Tools	1,763	2,134	234	(204)
Information Worker	2,285	2,895	1,663	1,674
Microsoft Business Solutions	135	190	(87)	(69)
MSN	459	546	(197)	(79)
Mobile and Embedded Devices	38	63	(75)	(112)
Home and Entertainment	1,327	1,266	(412)	(394)
Corporate and Other	—	—	(845)	(1,413)
Consolidated	$8,541	$10,153	$2,233	$1,475

(In millions)	Revenue		Operating Income/(Loss)
Six Months Ended Dec. 31	2002	2003	2002	2003
Client	$5,341	$5,868	$4,235	$4,336
Server and Tools	3,388	4,000	526	166
Information Worker	4,553	5,182	3,322	3,265
Microsoft Business Solutions	241	318	(181)	(148)
MSN	886	1,037	(344)	(21)
Mobile and Embedded Devices	66	116	(140)	(144)
Home and Entertainment	1,812	1,847	(656)	(667)
Corporate and Other	0	0	(1,501)	(2,164)
Consolidated	$16,287	$18,368	$5,261	$4,623

Client

Client revenue was $3.06 billion in the second quarter, growing 21% from the second quarter of the prior year. Client includes revenue from Windows XP Professional and Home, Windows 2000 Professional, and other standard Windows operating systems. Windows OEM license units grew 27%, driving a 26% growth in OEM revenue compared to the prior year. The mix of Windows units shipped with the Professional version remained steady at 55% of total Windows licenses compared to the prior year. In the first quarter of fiscal 2003, we completed our transition to new licensing terms under which OEMs are billed for products when Certificates of Authenticity (COAs) are acquired rather than upon PC shipment, which resulted in reported licenses in the second quarter of the prior year to be unusually low as some OEMs accumulated inventory at the end of the first quarter of fiscal 2003. Revenue from commercial and retail licensing grew 4% compared to the prior year’s second quarter. Client operating income for the second quarter of fiscal year 2004 grew 6% compared to the second quarter of the prior year as a result of 21% growth in revenue partially offset by 70% growth in operating expenses, primarily from $307 million of stock based compensation expense related to the employee stock option transfer program, other headcount-related costs, and a $60 million settlement charge in the second quarter of fiscal 2004.

Client revenue was $5.87 billion in the first six months of fiscal 2004, representing 10% growth from the first six months of the prior year. The six month revenue growth reflected Windows OEM license units growth of 13%, driving a 14% growth in OEM revenue compared to the prior year. The mix of Windows units shipped with the Professional version decreased to 58% from 59% of total Windows licenses in the first six months of the prior year as OEM shipments of consumer PCs grew at a faster rate than business PCs in the first six months of fiscal 2004. Revenue from commercial and retail licensing declined 5% compared to the prior year’s first six months. Client operating income for the first six months of fiscal year 2004 grew 2% compared to the first six months of the prior year due to 10% growth in revenue partially offset by 39% growth in operating expenses, primarily related to the stock based compensation expense from the employee stock option transfer program, headcount-related costs, and a settlement charge in the second quarter of fiscal 2004.

We anticipate that total PC shipments will grow at double digit rates for the rest of fiscal 2004, continuing to influence our growth in Client revenue. We do not expect a significant incremental shift toward our higher priced Windows Professional version.

Server and Tools

Server and Tools revenue grew 21% to $2.13 billion in the second quarter. Server and Tools consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other servers. It also includes developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Server revenue, including CALs, grew $290 million or 22% driven primarily by an estimated 19% increase in Windows-based server shipments driving 17% growth in new Windows Server license sales as well as growth in SQL Server and Exchange Server revenue. Consulting and Premier product support services increased $70 million or 29% compared to the prior year’s second quarter.

Revenue from developer tools, training, certification, Microsoft Press and other services grew $11 million or 5%. Server and Tools reported an operating loss of $204 million in the second quarter of 2004, compared to operating income of $234 million in the second quarter of the prior year. While revenue increased 21%, Server and Tools reported an operating loss because of stock based compensation costs of $651 million related to the employee stock option transfer program, and a 10% increase in operating expenses including headcount related costs.

Server and Tools revenue grew 18% to $4.00 billion in the first six months of fiscal 2004. Server revenue, including CALs, grew $504 million or 20% driven primarily by an estimated 16% increase in Windows-based server shipments driving growth in new Windows Server license sales as well as growth in SQL Server and Exchange Server revenue. Consulting and Premier product support services increased $107 million or 23% compared to the prior year’s first six months. Revenue from developer tools, training, certification, Microsoft Press and other services was consistent with the prior year’s first six months. Server and Tools operating income for the first six months of fiscal 2004 decreased to $166 million compared to $526 million in the prior year primarily due to the stock based compensation costs from the employee stock option transfer program in the second quarter of fiscal 2004 and an 11% increase in operating expenses including headcount related costs.

Information Worker

Revenue from Information Worker was $2.90 billion in the second quarter of fiscal 2004, increasing 27% from the prior year’s second quarter. Information Worker includes revenue from Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, other information worker products including Microsoft LiveMeeting and OneNote, and professional product support services. Revenue for the quarter included $137 million of revenue deferred from the first quarter of fiscal 2004 for purchases of Office XP made in the first quarter that included rights to upgrade to Office 2003 when Office 2003 was released in the second quarter. Revenue from retail packaged product sales grew 36% from the second quarter of fiscal 2003 in part due to the release of the new Office 2003 during the second quarter. OEM licensing revenue from Office products and pre-installed versions of Office in Japan grew 22% from the second quarter of fiscal 2003. Contributing to the increase in revenue was a lower deferral rate for undelivered elements in the quarter ended December 31, 2003 as compared to the prior year’s comparable quarter, which resulted in a higher proportion of revenue earned. Information Worker operating income for the second quarter of fiscal year 2004 increased 1% due to the 27% growth in revenue from the prior year, which were mostly offset by an increase in operating expenses, primarily related to $351 million in stock-based compensation expense from the employee stock option transfer program, headcount related costs, and increased costs associated with Office 2003 launch.

Revenue from Information Worker was $5.18 billion in the first six months of fiscal 2003, increasing 14% from the prior year’s first six months. Revenue growth was driven by recognition of unearned revenue from a large increase in multi-year licenses signed prior to the transition to the Company’s Licensing 6.0 programs and 26% growth in retailed packaged product sales in part due to the release of the new Office 2003. OEM and pre-installed versions of Office in Japan grew 30% in the first six months of fiscal 2004. Information Worker operating income for the first six months of fiscal year 2004 declined 2% due to an increase in operating expenses, primarily related to the stock based compensation expense from the employee stock option transfer program and higher sales and marketing expenses, partially offset by the 14% growth in revenue from the prior year.

Microsoft Business Solutions

Microsoft Business Solutions revenue for the second quarter was $190 million, a 41% increase compared to $135 million in the prior year’s second quarter. Microsoft Business Solutions includes Microsoft Great Plains, Microsoft Navision, Microsoft Axapta, Microsoft Solomon, Microsoft CRM, bCentral and other business applications and services. The revenue increase of $55 million was primarily attributable to continued growth in licensing of Navision products and Business Contact Manager as well as the timing of licensing agreements. Microsoft Business Solutions operating loss for the second quarter of fiscal year 2004 declined 21% led by the 41% increase in revenue, partially offset by a 17% increase in operating expenses primarily related to stock based compensation expense from the employee stock option transfer program.

Microsoft Business Solutions revenue for the first six months of fiscal 2004 was $318 million compared to $241 million in the prior year’s first six months. The additional sales attributable to the acquisition of Navision at the beginning of the fiscal year resulted in the majority of the revenue increase from the prior year. Microsoft Business Solutions operating loss for the first six months of fiscal 2004 declined 18% led by the 32% increase in revenue, partially offset by a 10% increase in operating expenses primarily related to stock based compensation expense from the employee stock option transfer program.

MSN

MSN revenue totaled $546 million in the second quarter growing 19% from the second quarter of the prior year. MSN includes MSN subscriptions and the MSN network of Internet products and services. MSN Network services revenue grew $93 million or 47% as a result of growth in paid search and growth in the overall Internet advertising market. MSN subscription revenue declined $6 million or 2% as the number of subscribers continued to decline as our narrowband subscriber base continues to migrate to competitively priced broadband or other ISPs. Subscription revenue may decline for the remainder of the fiscal year as the overall MSN subscriber base is expected to continue to decline. MSN incurred an operating loss of $79 million for the second quarter of fiscal 2004, compared to an operating loss of $197 million in the prior year’s second quarter. The operating loss in the second quarter included $144 million related to stock based compensation costs related to the employee stock option transfer program.

MSN revenue totaled $1.04 billion in the first six months of fiscal 2004 compared to $886 million in the prior year’s first six months. MSN Subscription revenue declined 4% or $23 million, reflecting a decrease in the overall subscriber base. MSN Network services grew 49% or $174 million as a result of Internet advertising revenue. MSN reported an operating loss of $21 million compared to a loss of $344 million in the first six months of the prior year. The improvement in operating results was driven primarily from lower operating expenses and a $48 million one-time refund of prior year taxes, partially offset by the costs related to the employee stock option transfer program which was recorded in the second quarter of fiscal 2004.

Mobile and Embedded Devices

Mobile and Embedded Devices second quarter revenue totaled $63 million, compared to $38 million in the prior year’s second quarter. Mobile and Embedded Devices includes Windows Mobile software, Windows Embedded device operating systems, MapPoint, and Windows Automotive. The increase in revenue was driven by growth in all businesses. The revenue growth realized by MapPoint is expected to ease in future quarters, as the year-over-year growth reflects the addition of revenue from the acquisition of Vicinity Corporation toward the end of the second quarter of the prior fiscal year. Mobile and Embedded Devices operating loss was 49% higher in the second quarter of fiscal 2004 compared to the prior year’s second quarter, primarily due to $58 million related to stock based compensation expense from the employee stock option transfer program, partially offset by 66% growth in revenue.

Fiscal 2004 revenue for the first six months totaled $116 million, compared to $66 million in the prior year’s first six months. The increase in revenue was driven by growth in all businesses. Mobile and Embedded Devices operating loss was 3% higher in the first six months of fiscal 2004 compared to the prior year’s first six months, primarily driven by stock based compensation expense from the employee stock option transfer program, partially offset by the 76% growth in revenue.

Home and Entertainment

Home and Entertainment revenue was $1.27 billion in the second quarter of fiscal 2004, declining 5% from $1.33 billion in the prior year’s second quarter. Home and Entertainment includes the Xbox video game system, PC games, consumer software and hardware, and TV platform. Xbox revenue increased $15 million or 2% from the prior year’s second quarter, with $175 million related to higher volumes of Xbox software, offset by a $37 million decline due to lower Xbox console volumes and a $123 million decrease related to price reductions of

Xbox consoles and software. Xbox console volumes declined 6%. This decline primarily reflects a change in the timing of the introduction of our Xbox holiday offering, which in fiscal 2004 occurred in the first quarter and in fiscal 2003 occurred in the second quarter. Xbox’s life to date U.S. games attach rate according to NPD data was 6.4 games per console with over 400 games available. Revenue from consumer hardware and software and PC games declined $78 million or 18% compared to the second quarter of fiscal 2003 due to stronger sales of our PC games software titles in the prior year and a decline in revenue from PC gaming devices.

Home and Entertainment operating loss for the second quarter of fiscal year 2004 improved 4% from the second quarter of fiscal year 2003 driven by increasing margins from a shift in the product mix toward higher margin Xbox software for the Xbox console, lower product development costs and lower marketing costs, partially offset by stock based compensation associated with the employee stock option transfer program.

Home and Entertainment revenue was $1.85 billion in the first six months of fiscal 2004, increasing 2% from $1.81 billion in the prior year’s first six months. Xbox revenue increased $68 million or 6% from the prior year’s first six months, with $177 million related to higher volumes of Xbox software and $46 million increase due to higher Xbox console volumes and a $155 million decrease related to price reductions of Xbox consoles and software. Xbox console volumes increased 5%. Revenue from consumer hardware and software and PC games declined $35 million or 5% compared to the prior year’s first six months due to a decline in revenue from PC gaming devices.

Home and Entertainment operating loss for the first six months of fiscal year 2004 increased 2% from the first six months of fiscal year 2003 driven by 2% growth in operating expenses, including stock based compensation costs associated with the employee stock option transfer program.

Cost of revenue

Cost of revenue includes manufacturing and distribution costs for products and programs sold, operation costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. Cost of revenue was $2.34 billion, or 23.1% of revenue, in the second quarter, compared to $2.14 billion, or 25.0% of revenue, in the second quarter of the prior year. The increase in absolute dollars resulted primarily from $215 million in stock based compensation expense associated with the employee stock option transfer program. The increase in absolute dollars in cost of revenue was partially offset by a 12% decrease in Home & Entertainment costs, due to a decrease in Xbox console units sold and lower costs of producing the Xbox console and higher margined Xbox games sold. Cost of revenue was $3.82 billion, or 20.8% of revenue, in the first six months of fiscal 2004, compared to $3.48 billion, or 21.4% of revenue, in the first six months of the prior year. The cost of sales growth was primarily driven by stock based compensation expense from the employee stock option transfer program and an increase in product support and consulting services, partially offset by a decline in Xbox consoles product costs.

Research and development

Research and development expenses include payroll, employee benefits, equity compensation and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Research and development expenses in the second quarter of fiscal 2004 were $2.97 billion, 29.3% of revenue, compared to $1.52 billion, 17.7% of revenue, in the second quarter of the prior year. The increase was primarily due to $1.31 billion in stock based compensation expense from the employee stock option transfer program and $167 million or 14% increase in headcount-related costs. Research and development expenses for the first six months of fiscal 2004 were $4.58 billion, 24.9% of revenue, an increase of 42% over the first six months of the prior year. The six month increase was primarily due to the stock based compensation expense from the employee stock option transfer program and $105 million or 4% increase in other headcount-related costs.

Sales and marketing

Sales and marketing expenses include payroll, employee benefits, equity compensation and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other programs. Sales and marketing expenses were $2.47 billion in the second quarter, or 24.3% of revenue, compared to $2.16 billion in the second quarter of the prior year, or 25.3% of revenue. Sales and marketing costs increased in absolute dollars due to stock based compensation expense associated with the employee stock option transfer program. Sales and marketing expenses were $3.97 billion for the first six months of fiscal 2004, or 21.6% of revenue, compared to $3.57 billion in the first six months of fiscal 2003, or 21.9% of revenue. The absolute dollar increase was due to the stock based compensation expense related to the employee stock option transfer program and $53 million or 3% increase in other headcount related costs.

General and administrative

General and administrative costs include payroll, employee benefits, equity compensation and other headcount-related costs associated with the finance, legal, facilities, certain human resources and other administrative headcount, and legal and other administrative fees. General and administrative costs were $896 million in the second quarter compared to $497 million in the comparable quarter of the prior year. General and administrative costs increased in the second quarter primarily from $280 million in stock based compensation expense and $19 million in fees and expenses associated with the employee stock option transfer program as well as higher legal costs including settlement costs and headcount-related expenses. For the first six months of fiscal 2004, general and administrative costs were $1.37 billion compared to $749 million in the first six months of the prior year. General and administrative costs in the second quarter of fiscal 2003 included a charge of approximately $210 million related to the settlement of class action lawsuits. The second quarter of fiscal 2004 included the expenses associated with the employee stock option transfer program and certain settlement costs.

NON-OPERATING ITEMS, INVESTMENT INCOME, AND INCOME TAXES

Losses on equity investees and other incorporates Microsoft’s share of income or loss from equity method investments and income or loss attributable to minority interests. Losses on equity investees and other declined to $5 million in the second quarter of fiscal 2004, compared to $12 million in the comparable quarter of fiscal 2003. Losses on equity investees and other declined to $15 million in the first six months of fiscal 2004, compared to $34 million in the comparable period of fiscal 2003. These decreases were a result of reduced losses and increased income generated by the equity investees for the period ended December 31, 2003, as well as a reduction in the number of equity investees through sale of investments in fiscal year 2003.

The components of investment income are as follows:

	Three Months Ended Dec. 31		Six Months Ended Dec. 31
(In millions)	2002	2003	2002	2003
Dividends and interest	$515	$521	$1,031	$1,005
Net gains (losses) on investments	(104)	310	(232)	555
Net gains (losses) on derivatives	(36)	11	(383)	45

Investment income	$375	$842	$416	$1,605

Dividends and interest income was relatively consistent for both the comparable quarterly and six month periods even though the overall portfolio earning such income increased mainly due to the non-recurring dividends earned in the prior comparable periods related to the AT&T 5% convertible preferred debt holding. Net gains (losses) on investments includes other-than-temporary impairments of $43 million in the second quarter of fiscal 2004 compared to $421 million in the second quarter of the prior year, and $61 million for the six month period ended December 31, 2003 compared to $855 million in the prior year comparable period and were down mainly due to improved market conditions. Realized gains from investments increased to $353 million compared to $317 million in the second quarter of the prior year, and were $616 million compared to $623 million in the six month period of the prior year. Net losses on derivative instruments of $383 million for the six month period ended December 31, 2002 were driven mainly by the impact of decreasing interest rates on interest rate sensitive instruments noted during the first quarter of fiscal 2003.

Income Taxes

The effective tax rate for both the second quarter and first six months of fiscal 2004 is approximately 33%. The effective tax rate for fiscal 2003 was 32%, reflecting a benefit in the second quarter of $126 million from the reversal of previously accrued taxes.

STOCK-BASED COMPENSATION

Effective July 1, 2003, we adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in SFAS 148, Accounting for Stock-Based Compensation—Transition and Disclosure. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Stock-based employee compensation expense was $1.06 billion ($709 million after-tax or $0.07 per diluted share) and $2.11 billion ($1.41 billion after-tax or $0.13 per diluted share) for the three and six months ended December 31, 2002, respectively, and $3.23 billion ($2.17 billion after-tax or $0.20 per diluted share) and $4.25 billion ($2.85 billion after-tax or $0.26 per diluted share) for the three and six months ended December 31, 2003, respectively. The amounts for the three and six months ended December 31, 2003 include $2.21 billion ($1.48 billion after-tax or $0.14 per diluted share) due to the stock option transfer program, which is described below. The June 30, 2003 balance sheet has been restated for the retroactive adoption of the fair value recognition provisions of SFAS 123 which resulted in a $13.89 billion increase in common stock and paid-in capital, a $10.00 billion decrease in retained earnings, and a $3.89 billion increase in deferred income taxes.

In fiscal year 2004, we implemented changes in employee compensation designed to help us continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Employees are now granted stock awards instead of stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price. We also completed an employee stock option transfer program in the second quarter of fiscal 2004 whereby employees could elect to transfer all of their vested and unvested stock options with a strike price of $33 or higher (“eligible options”) to JPMorgan. The unvested eligible options that were transferred to JPMorgan became vested upon the transfer. The price paid by JPMorgan for the transferred options was determined by reference to the arithmetic average of the closing prices of Microsoft common stock during the period from November 14, 2003 to December 8, 2003, which was $25.5720.

A total of 18,503 (51%) of the 36,539 eligible Microsoft employees elected to participate in the stock option transfer program and 344.6 million (55%) of the 621.4 million eligible options were tendered. Under the terms of the program, JPMorgan paid Microsoft $382 million for the transferred options. Microsoft made an initial payment of $219 million to participating employees for the transferred options, with a remaining portion to be paid in one or more payments that are subject to participating employees’ continued employment over the next two or three years. The options that were transferred to JPMorgan resulted in stock-based compensation expense of $2.21 billion ($1.48 billion after-tax or $0.14 per diluted share). This expense consists of the unrecognized compensation costs of the options that were transferred, less the amounts payable applicable to those previously unvested options for which payment is contingent upon continued employment of participating employees. The contingent payments applicable to unvested eligible options that are subject to continued employment of participating employees will be recognized as compensation expense over the vesting period of the contingent payments.

The stock option transfer program also resulted in a decrease to our long term deferred tax assets due to the excess of recorded compensation expense for these options over the related tax deduction reported on our tax return. For the six months ended December 31, 2003, deferred tax assets were reduced by approximately $2.01 billion with an offsetting reduction in paid-in capital, reflecting the reduction of previously recorded deductions reported on our tax return in excess of stock based compensation expense.

FINANCIAL CONDITION

Cash and short-term investments totaled $52.78 billion as of December 31, 2003 compared to $49.05 billion as of June 30, 2003. The portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade securities. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions, in order to diversify financial risk.

Unearned revenue as of December 31, 2003 decreased $395 million from September 30, 2003 reflecting a sequential decrease in unearned revenue associated with Upgrade Advantage contracts billed in prior periods and lower average deferral rates on Windows and Office partially offset by sequential growth in new and recurring multi-year licensing agreements.

Cash and short-term investments totaled $52.78 billion as of December 31, 2003. Cash flow from operations was $8.0 billion in the first six months of fiscal 2004, a decrease of $941 million from the first six months of the prior year. The decrease reflects an approximately $2.22 billion decline in cash flow from unearned revenue resulting from a decline in multi-year contract billings, build up in accounts receivable, and gains on our portfolio investments. Cash used for financing was $2.62 billion in the first six months of fiscal 2004, a decrease of $909 million from the first six months of the prior year, reflecting a decrease of approximately $2.66 billion in stock repurchases, partially offset by a cash dividend of $1.73 billion. During the first six months of fiscal 2004, we repurchased 73.8 million shares of common stock, compared to 159.4 million shares of common stock in the comparable period of the prior year. Cash used for investing was $5.70 billion in the first six months of fiscal 2004, an increase of approximately $2.78 billion from the first six months of the prior year.

We have no material long-term debt. Stockholders’ equity at December 31, 2003 was $69.34 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $153 million on December 31, 2003. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

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

Off-balance sheet arrangements

We have unconditionally guaranteed the repayment of certain Japanese Yen denominated bank loans and related interest and fees of Jupiter Telecommunication, Ltd., a Japanese cable company (Jupiter). These guarantees arose on February 1, 2003 in conjunction with the expiration of prior financing arrangements, including previous guarantees by us. The financing arrangements were entered into by Jupiter as part of financing its operations. As part of Jupiter’s new financing agreement, we agreed to guarantee repayment by Jupiter of the loans of approximately $55 million. The estimated fair value and the carrying value of the guarantees was $10.5 million and did not result in a charge to operations. The guarantees are in effect until the earlier of repayment of the loans, including accrued interest and fees, or February 1, 2009. The maximum amount of the guarantees is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest, and any other related expenses. Additionally, the maximum amount of the guarantees, denominated in Japanese yen, will vary based on fluctuations in foreign exchange rates. If we were required to make payments under the guarantees, we may recover all or a portion of those payments upon liquidation of Jupiter’s assets. The proceeds from such liquidation cannot be accurately estimated due to the multitude of factors that would affect the valuation and realization of the proceeds in the event of liquidation.

In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of December 31, 2003, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to us currently exists.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R. Microsoft adopted FIN 46 on July 1, 2003 and it did not have a material impact on our financial statements. The early adoption of FIN46R did not have a material impact on our financial statements.

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

Challenges to our Business Model

Since our inception, our business model has been based upon customers agreeing to pay a fee to license software developed and distributed by us. Under this commercial software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. We believe the commercial software model has had substantial benefits for users of software, allowing them to rely on our expertise and the expertise of other software developers that have powerful incentives to develop innovative software that is useful, reliable, and compatible with other software and hardware. In recent years, there has been a growing challenge to the commercial software model, often referred to as the Open Source model. Under the Open Source model, software is produced by loosely associated groups of unpaid programmers, and the resulting software and the intellectual property contained therein is licensed to end users at substantially no cost. The most notable example of Open Source software is the Linux operating system. While we believe that our products provide customers with significant advantages in security and productivity, and generally have a lower total cost of ownership than Open Source software, the popularization of the Open Source model continues to pose a significant challenge to our business model, including recent efforts by proponents of the Open Source model to convince governments worldwide to mandate the use of Open Source software in their purchase and deployment of software products. To the extent the Open Source model gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenue and operating margins may consequently decline.

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

New Products and Services

We have made significant investments in research, development and marketing for new products, services and technologies, including Longhorn, Microsoft .NET, Xbox, business applications, MSN, mobile and wireless technologies. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, some of these products and services may not be profitable, and even if they are profitable, operating margins for these businesses may not be as high as the margins we have historically experienced.

Litigation

As discussed in Note 10 – Contingencies of the Notes to Financial Statements, we are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. If an unfavorable final outcome occurs, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable.

Security

Maintaining the security of computers and computer networks is an issue of critical importance for Microsoft and our customers. There are individuals and groups who develop and deploy viruses, worms and other malicious software programs that attack our products. While this is an industry-wide phenomenon that affects computers across all platforms, Microsoft’s customers have been victims of such attacks and will likely continue to be so. We are devoting significant resources to addressing these critical issues. We are focusing our efforts on engineering more secure products, optimizing security and reliability options and settings when we deliver products, and providing guidance to help our customers make the best use of our products and services to protect against computer viruses and other attacks on their computing environment. In addition, we are working to improve the deployment of software patches to address security vulnerabilities discovered after our products are released. We are also investing in mitigation technologies that secure customers from attacks even when such software patches are not deployed. We are also advising customers on how to help protect themselves from security threats through the use of our online automated security tools, our published security guidance and the deployment of security software such as firewalls, antivirus and other security software. These steps could adversely affect our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases or to purchase competitive products. Customers may also increase their expenditures on protecting their computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue.

Declines in Demand for Software

If overall market demand for PCs, servers and other computing devices declines significantly, or consumer or corporate spending for such products declines, our revenue will be adversely affected. Additionally, our revenue would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products because new product offerings are not perceived as adding significant new functionality or other value to prospective purchasers. A significant number of customers purchased license agreements providing upgrade rights to specific licensed products prior to the transition to Licensing 6.0 in July 2002. These agreements will expire in fiscal year 2004 and 2005 and the rate at which such customers renew these contracts could adversely affect future revenue. We are making significant investments in the next release of the Windows operating system, codenamed Longhorn. If this system is not perceived as offering significant new functionality or value to prospective purchasers, our revenue and operating margins could be adversely affected.

Product Development Schedule

The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products, particularly any delays in the Longhorn operating system, could adversely affect our revenue.

General Economic and Geo-Political Risks

Softness in corporate information technology spending or other changes in general economic conditions that affect demand for computer hardware or software could adversely affect our revenue. Terrorist activity and armed conflict pose the additional risk of general economic disruption and could require changes in our international operations and security arrangements, thus increasing our operating costs. These conditions lend additional uncertainty to the timing and budget for technology investment decisions by our customers.

Competition

We continue to experience intensive competition across all markets for our products and services. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins and operating income.

Taxation of Extraterritorial Income

In August 2001, a World Trade Organization (“WTO”) dispute panel determined that the tax provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (“ETI”) constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures. The U.S. government appealed the panel’s decision and lost its appeal. On October 1, 2003 the Senate Finance Committee approved the Jumpstart our Business Strength (JOBS) Act that would repeal ETI, provide a three year phase-out of current ETI benefits, and would replace ETI with a phased in production activity exclusion that would not be fully effective until 2012. On October 28, 2003, the House Ways & Means Committee approved the American Jobs Creation Act of 2003 that would likewise repeal ETI, provide a three year phase-out of future ETI benefits, and would replace ETI with a phased-in tax rate reduction that would not be fully effective until 2007. Both bills carry over to the 2004 session of this Congress. While neither bill will fully replace our current ETI tax benefits, both bills must still pass their respective chambers and be reconciled in conference, so we remain unable to assess the ultimate form and financial impact of this legislation, if enacted. If the ETI provisions are repealed and financially comparable replacement tax legislation is not enacted, the loss of the ETI tax benefit to us could be significant.

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

Finite Insurance Programs

In addition to conventional third party insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of December 31, 2003, potential coverage available under captive insurance arrangements was $2.0 billion, subject to deductibles, exclusions, and other restrictions. While we believe these arrangements are an effective way to insure against such risks, the potential liabilities associated with certain of the issues and uncertainties discussed herein or other events could exceed the coverage provided by such arrangements.

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

Other

Other issues and uncertainties may include: warranty and other claims for hardware products such as Xbox; the effects of the Consent Decree in U.S. v. Microsoft and Final Judgment in State of New York v. Microsoft on the Windows operating system and server business, including those associated with protocol and other disclosures required by the Decree and Final Judgment and the ability of PC manufacturers to hide end user access to certain new Windows features; the continued availability of third party distribution channels for MSN service and other online services; factors associated with our international operations, and financial market volatility or other changes affecting the value of our investments, such as the Comcast Corporation securities held by us, that may result in a reduction in carrying value and recognition of losses including impairment charges.

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

Certain securities in our equity portfolio are held for strategic purposes. We hedge the value of a portion of these securities through the use of derivative contracts such as put-call collars. In these arrangements, we hedge a security’s market risk below the purchased put strike and forgo most or all of the benefits of the security’s appreciation above the sold call strike, in exchange for premium received for the sold call. We also hold equity securities for general investment return purposes. We have incurred material impairment charges related to these securities in prior periods. The VAR amounts disclosed below are used as a risk management tool and reflect an estimate of potential reductions in fair value of our portfolio. Losses in fair value over a 20-day holding period can exceed the reported VAR by significant amounts and can also accumulate over a longer time horizon than the 20-day holding period used in the VAR analysis. VAR amounts are not necessarily reflective of potential accounting losses, including determinations of other-than-temporary losses in fair value in accordance with U.S. GAAP.

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

The following table sets forth the VAR calculations for substantially all of the Company’s positions:

(In millions)	June 30, 2003	Dec. 31, 2003	Three Months Ended Dec. 31, 2003
Risk Categories			Average	High	Low
Interest Rates	$448	$767	$757	$817	$642
Currency Rates	141	216	213	267	152
Equity Prices	869	994	996	1,081	913

The total VAR for the combined risk categories is $987 million at June 30, 2003 and $1.33 billion at December 31, 2003. The total VAR is 32% less at June 30, 2003 and 33% less at December 31, 2003 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks. The change in VAR is due primarily to asset allocation shifts, increased foreign exchange volatility, and portfolio growth.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2003 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See notes to financial statements.

In the previously reported case of Imagexpo v. Microsoft, in the U.S. District Court for the Eastern District of Virginia, the plaintiff accused the whiteboarding feature of the NetMeeting functionality in Windows of infringement. On November 14, 2003, the jury found Microsoft liable for willful infringement and awarded $62.3 million in damages. On December 30, 2003 we entered an agreement with the plaintiff pursuant to which we paid $60 million in exchange for dismissal of the case and a paid-up license to patents of ImageExpo and related companies.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on November 11, 2003.

The following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
William H. Gates III	9,091,941,264	262,764,184
Steven A. Ballmer	9,091,832,976	262,872,472
James I. Cash, Jr.	8,763,216,892	591,488,556
Raymond V. Gilmartin	8,823,242,145	531,463,303
Ann McLaughlin Korologos	8,815,461,873	539,243,575
David F. Marquardt	9,091,568,427	263,137,021
Charles H. Noski	9,089,298,739	265,406,709
Helmut Panke	9,090,402,253	264,303,195
Wm. G. Reed, Jr.	9,030,465,947	324,239,501
Jon A. Shirley	7,013,929,267	2,340,776,181

2. To adopt amendments to the 2001 Stock Plan.

For	5,961,061,877
Against	1,289,253,004
Abstain	88,502,310
Broker non-vote	2,015,888,257

3. To adopt amendments to the 1999 Stock Option Plan for Non-Employee Directors.

For	5,705,203,349
Against	1,533,602,969
Abstain	100,010,867
Broker non-vote	2,015,888,263

The following proposal was not adopted by the margin indicated:

4. Shareholder proposal requesting that the Company refrain from making direct charitable contributions.

For	130,783,517
Against	6,591,845,929
Abstain	616,189,337
Broker non-vote	2,015,886,665

Item 6. Exhibits and Reports on Form 8-K

(A) EXHIBITS

4	Call Option Transaction Confirmation dated December 11, 2003 between Microsoft Corporation and JPMorgan Chase Bank

10.1	Microsoft Corporation 2001 Stock Plan (as amended and restated September 11, 2003)

10.2	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors (as amended and restated September 11, 2003)

15	Letter re unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(B) REPORTS ON FORM 8-K

We filed a report on Form 8-K on October 24, 2003 reporting that on October 23, 2003 we issued a press release announcing our financial results for the fiscal quarter ended September 30, 2003 and filed portions of the press release as an exhibit to that report. We furnished to the SEC reports on Form 8-K on October 23, 2003 and November 13, 2003. The October 23, 2003 Form 8-K was for the purpose of furnishing the press release announcing our financial results for the fiscal quarter ended September 30, 2003. The November 13, 2003 Form 8-K was for the purpose of furnishing our consolidated balance sheets as of June 30, 2003 and September 30, 2003, and the related consolidated statements of income, cash flows, and stockholders’ equity for the three months ended September 30, 2002 and 2003 formatted in XBRL (Extensible Business Reporting Language) 2.0 format.

Items 2, 3, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Microsoft Corporation

Date: February 6, 2004	By:	/s/ JOHN G. CONNORS
John G. Connors
Senior Vice President; Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)