Form 10-Q
period 2004-03-31
MICROSOFT CORP
filed 2004-05-03
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2004

or

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
SECURITIES	EXCHANGE ACT OF 1934

For the Transition Period From              to

Commission File Number 0-14278

MICROSOFT CORPORATION

(Exact name of registrant as specified in its charter)

Washington (State or other jurisdiction of incorporation or organization)	91-1144442 (I.R.S. Employer Identification No.)

One Microsoft Way, Redmond, Washington (Address of principal executive office)	98052-6399 (Zip Code)

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

The number of shares outstanding of the registrant’s common stock as of April 23, 2004 was 10,794,692,690.

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2004

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except earnings per share)(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2003(1)	2004	2003(1)	2004
Revenue	$7,835	$9,175	$24,122	$27,543
Operating expenses:
Cost of revenue	1,274	1,411	4,755	5,235
Research and development	1,692	1,538	4,914	6,120
Sales and marketing	1,700	1,928	5,274	5,900
General and administrative	425	3,020	1,174	4,387

Total operating expenses	5,091	7,897	16,117	21,642

Operating income	2,744	1,278	8,005	5,901
Losses on equity investees and other	(19)	(11)	(53)	(26)
Investment income	472	1,012	888	2,617

Income before income taxes	3,197	2,279	8,840	8,492
Provision for income taxes	1,055	964	2,792	3,014

Net income	$2,142	$1,315	$6,048	$5,478

Earnings per share:
Basic	$0.20	$0.12	$0.56	$0.51

Diluted	$0.20	$0.12	$0.55	$0.50

Weighted average shares outstanding:
Basic	10,715	10,785	10,720	10,796
Diluted	10,837	10,856	10,930	10,899

(1)	The three and nine months ended March 31, 2003 results have been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as discussed in Note 2.

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)(Unaudited)

	June 30 2003(1)	March 31 2004
Assets
Current assets:
Cash and equivalents	$6,438	$9,348
Short-term investment	42,610	47,059

Total cash and short-term investments	49,048	56,407
Accounts receivable, net of allowance for doubtful accounts of $242 and $157	5,196	4,937
Inventories	640	542
Deferred income taxes	2,506	1,748
Other	1,583	1,636

Total current assets	58,973	65,270
Property and equipment, net	2,223	2,258
Equity and other investments	13,692	15,155
Goodwill	3,128	3,110
Intangible assets, net	384	599
Deferred income taxes	2,161	1,583
Other long-term assets	1,171	1,792

Total assets	$81,732	$89,767

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,573	$1,412
Accrued compensation	1,416	1,224
Income taxes	2,044	3,175
Short-term unearned revenue	7,225	5,949
Other	1,716	4,224

Total current liabilities	13,974	15,984
Long-term unearned revenue	1,790	1,577
Other long-term liabilities	1,056	1,626
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 10,771 and 10,777	49,234	53,975
Retained earnings, including accumulated other comprehensive income of $1,840 and $2,025	15,678	16,605

Total stockholders’ equity	64,912	70,580

Total liabilities and stockholders’ equity	$81,732	$89,767

(1)	The June 30, 2003 balance sheet has been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as discussed in Note 2.

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2003(1)	2004	2003(1)	2004
Operations
Net income	$2,142	$1,315	$6,048	$5,478
Depreciation, amortization, and other noncash items	383	249	931	877
Stock-based compensation	978	748	3,084	4,995
Net recognized (gains)/losses on investments	(17)	(512)	598	(1,112)
Stock option income tax benefits	329	135	990	772
Deferred income taxes	169	54	(1,362)	(925)
Unearned revenue	2,463	2,793	9,056	7,781
Recognition of unearned revenue	(2,770)	(3,119)	(8,308)	(9,268)
Accounts receivable	823	697	1,225	369
Other current assets	51	63	418	356
Other long-term assets	(9)	(6)	(31)	35
Other current liabilities	(384)	1,951	38	2,931
Other long-term liabilities	11	602	421	679

Net cash from operations	4,169	4,970	13,108	12,968

Financing
Common stock issued	485	568	1,389	1,452
Common stock repurchased	(839)	(1,608)	(5,272)	(3,383)
Common stock dividend	(857)	—	(857)	(1,729)

Net cash used for financing	(1,211)	(1,040)	(4,740)	(3,660)

Investing
Additions to property and equipment	(182)	(213)	(618)	(552)
Acquisition of companies, net of cash acquired	(12)	—	(891)	(4)
Purchases of investments	(25,106)	(19,580)	(71,197)	(66,555)
Maturities of investments	710	361	7,242	3,836
Sales of investments	20,383	18,694	58,341	56,840

Net cash used for investing	(4,207)	(738)	(7,123)	(6,435)

Net change in cash and equivalents	(1,249)	3,192	1,245	2,873
Effect of exchange rates on cash and equivalents	(3)	7	39	37
Cash and equivalents, beginning of period	5,552	6,149	3,016	6,438

Cash and equivalents, end of period	$4,300	$9,348	$4,300	$9,348

(1)	The three and nine months ended March 31, 2003 cash flows statements have been restated for retroactive adoption of SFAS 123, Accounting for Stock-Based Compensation, as discussed in Note 2.

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2003(1)	2004	2003(1)	2004
Common stock and paid-in capital
Balance, beginning of period	$45,860	$52,676	$41,845	$49,234
Common stock issued	485	580	2,190	1,449
Common stock repurchased	(85)	(150)	(542)	(375)
Stock based compensation expense	978	748	3,084	4,995
Stock option income tax benefits/(deficiency)	329	121	990	(1,328)

Balance, end of period	47,567	53,975	47,567	53,975

Retained earnings
Balance, beginning of period	13,299	16,667	12,997	15,678

Net income	2,142	1,315	6,048	5,478
Other comprehensive income:
Net gains/(losses) on derivative instruments	(36)	33	10	46
Net unrealized investments gains/(losses)	473	(212)	333	55
Translation adjustments and other	18	9	49	84

Comprehensive income	2,597	1,145	6,440	5,663
Common stock dividend	(857)	—	(857)	(1,729)
Common stock repurchased	(649)	(1,207)	(4,190)	(3,007)

Balance, end of period	14,390	16,605	14,390	16,605

Total stockholders’ equity	$61,957	$70,580	$61,957	$70,580

(1)	The three and nine months ended March 31, 2003 stockholders’ equity statements have been restated for retroactive adoption of SFAS 123, Accounting for Stock-Based Compensation, as discussed in Note 2.

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

Note 2 – Accounting Changes

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

Stock-based employee compensation expense was $978 million ($655 million after-tax or $0.06 per diluted share) and $3.08 billion ($2.07 billion after-tax or $0.19 per diluted share) for the three and nine months ended March 31, 2003, respectively, and $748 million ($501 million after-tax or $0.05 per diluted share) and $5.00 billion ($3.35 billion after-tax or $0.31 per diluted share) for the three and nine months ended March 31, 2004, respectively. The amounts for the nine months ended March 31, 2004 include $2.21 billion ($1.48 billion after-tax or $0.14 per diluted share) due to the completion of the employee stock option transfer program, which is described in the following footnote.

Note 3 – Stock-Based Compensation

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The stock option transfer program also resulted in a decrease to our long term deferred tax assets due to the excess of recorded compensation expense for these options over the related tax deduction reported on our tax return. For the nine months ended March 31, 2004, deferred tax assets were reduced by approximately $2.01 billion with an offsetting reduction in paid-in capital, reflecting the reduction of previously recorded deductions reported on our tax return in excess of stock-based compensation expense. Following is a description of our stock plans.

We have stock plans for directors and for officers and employees. The plans provide for awards of stock options and stock awards. At March 31, 2004, an aggregate of 797 million shares were available for future grant under our stock plans. In addition, awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The options transferred to JPMorgan have been removed from our plans; any options transferred to JPMorgan that expire without being exercised will not become available for grant under any of our plans.

Stock Awards

Stock Awards are grants that entitle the holder to shares of common stock as the award vests. A total of 30 million stock awards with a weighted-average fair value of $26.11 per share were granted during the first nine months of fiscal 2004, generally vesting over a five year period.

Shared Performance Stock Awards

Shared Performance Stock Awards are a form of stock award in which the number of shares ultimately received depends on Microsoft’s performance against specified performance targets. Shared Performance Stock Awards for 30 million shares at target with a weighted-average fair value of $26.08 per share were made during the first nine months of fiscal 2004 for the fiscal 2004-2006 performance period. At the end of the performance period, the number of shares of stock and stock awards issued will be determined by adjusting upward or downward from the target in a range between 33% and 150% (0% to 150% for certain executive officers). The

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

final performance percentage on which the payout will be based, considering company performance metrics established for the performance period, will be determined by the board of directors or a committee of the board in its sole discretion. Shares of stock are issued at the end of the performance period and as the stock awards vest over the following two years.

Stock Options

Nonqualified stock options have been granted to our directors under the director stock plan. Nonqualified and incentive stock options have been granted to our officers and employees under the employee stock plan. Options granted before 1995 generally vest over four and one-half years and expire ten years from the date of grant. Options granted between 1995 and 2001 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire ten years from the date of grant. Options granted after 2001 vest over four and one-half years and expire ten years from the date of grant. At March 31, 2004, stock options for 629 million shares were vested.

Stock options outstanding under our stock-based compensation plans were as follows:

(In millions, except per share amounts)
		Price per Share
	Shares	Range	Weighted Average
Balance, June 30, 2003	1,549	0.40 – 59.56	29.30
Granted	2	25.46 – 29.96	26.76
Exercised	(119)	0.51 – 29.38	10.02
Stock option transfer program	(345)	33.03 – 59.56	38.70
Canceled	(48)	2.31 – 58.28	31.99

Balance, March 31, 2004	1,039	0.40 – 59.56	28.20

For various price ranges, weighted average characteristics of outstanding stock options under our stock-based compensation plans at March 31, 2004 were as follows:

(In millions, except per share amounts)
	Outstanding Options			Exercisable Options
Range of Exercise Prices	Shares	Remaining Life (Years)	Weighted Average Price	Shares	Weighted Average Price
$ 0.40 – $15.00	45	1.9	$6.84	44	$6.79
15.01 – 25.00	315	6.0	21.76	141	18.98
25.01 – 33.00	397	5.9	28.23	235	28.16
33.01 – 41.00	170	4.4	34.22	116	34.31
41.01 – 59.56	112	4.6	44.80	93	44.65

The information presented differs from the information presented in Microsoft’s 2003 10-K primarily due to the impact of the stock option transfer program as well as to correctly calculate the weighted average remaining life of outstanding options.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4 – Inventories

The components of inventories were as follows:

(In millions)	June 30 2003	March 31 2004
Finished goods	$393	$340
Raw materials and work in process	247	202

Inventories	$640	$542

Note 5 – Earnings Per Share

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

Earnings Per Share

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except earnings per share)	2003	2004	2003	2004
Net income available for common shareholders (A)	$2,142	$1,315	$6,048	$5,478
Weighted average outstanding shares of common stock (B)	10,715	10,785	10,720	10,796
Dilutive effect of employee stock based compensation	122	71	210	103

Common stock and common stock equivalents (C)	10,837	10,856	10,930	10,899

Earnings per share:
Basic (A/B)	0.20	0.12	0.56	0.51

Diluted (A/C)	0.20	0.12	0.55	0.50

For the three months ended March 31, 2003 and 2004, 1,386 million and 1,225 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the nine months ended March 31, 2003 and 2004, 1,182 million and 1,152 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was antidilutive. For the nine months ended March 31, 2004, 20 million shared performance stock awards, out of 30 million granted, have been excluded from the calculation of diluted earnings per share because the number of shares ultimately received will be determined by the board of directors or a committee of the board in its sole discretion, considering company performance against metrics established for the performance period, as discussed in Note 3.

Diluted earnings per share the for the nine months ended March 31, 2003 has been revised from the previously disclosed pro-forma amount of $0.56 as a result of the refinement of our treasury stock method calculation.

Note 6 – Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain licensing arrangements, revenue attributable to

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. The percentage of revenue recorded as unearned due to undelivered elements ranges from approximately 15% to 25% of the sales price for Windows XP Home, approximately 5% to 15% of the sales price for Windows XP Professional, and approximately 1% to 15% of the sales price for desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three and one half years for Windows operating systems and two years for desktop applications. Unearned revenue also includes payments for online advertising for which the advertisement has yet to be displayed and payments for post-delivery support services to be performed in the future.

The components of unearned revenue were as follows:

(In millions)	June 30 2003	March 31 2004
Volume licensing programs	$5,472	$4,331
Undelivered elements	2,847	2,501
Other	696	694

Unearned revenue	$9,015	$7,526

Unearned revenue by segment was as follows:

(In millions)	June 30 2003	March 31 2004
Client	$3,165	$2,829
Server and Tools	2,185	2,019
Information Worker	3,305	2,341
Other segments	360	337

Unearned revenue	$9,015	$7,526

The expected earn-out of unearned revenue by period is as follows:

(In millions)	Amount Expected to be Recognized
Fourth Quarter Fiscal 2004	$2,598
First Quarter Fiscal 2005	1,660
Second Quarter Fiscal 2005	1,085
Third Quarter Fiscal 2005	606
Thereafter	1,577

Unearned revenue	$7,526

Note 7 – Stockholders’ Equity

As discussed in Note 3 – Stock-Based Compensation, 344.6 million options were transferred to JPMorgan under the stock option transfer program. The options transferred to JPMorgan were amended and restated upon

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

transfer to contain terms and conditions typical of equity option transactions entered into between sophisticated financial counterparties at arm’s-length using standard terms and definitions for equity derivatives. The options have strike prices ranging from $33.03 to $59.56 per share and expire between February 2004 and December 2006.

We repurchase our common shares primarily to manage the dilutive effects of our stock-based compensation plans and other issuances of common shares. During the third quarter, we repurchased 49.9 million shares of common stock for $1.35 billion, compared to 30.7 million shares for $734 million in the comparable quarter of the prior year. For the first nine months of fiscal 2004, we repurchased 123.7 million shares of common stock for $3.4 billion, compared to 190.1 million shares of common stock for $4.7 billion in the comparable period of the prior year. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in Stockholders’ Equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

Note 8 – Investment Income

The components of investment income are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2003	2004	2003	2004
Dividends and interest	$455	$500	$1,486	$1,505
Net gains (losses) on investments	2	419	(230)	974
Net gains (losses) on derivatives	15	93	(368)	138

Investment income	$472	$1,012	$888	$2,617

Net gains (losses) on investments includes other-than-temporary impairments of $5 million in the third quarter of fiscal 2004 compared to $234 million in the third quarter of the prior year, and $66 million for the nine months ended March 31, 2004 compared to $1.09 billion in the nine months ended March 31, 2003.

Note 9 – Contingencies

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

On March 25, 2004 the European Commission announced a decision in its competition law investigation of Microsoft. The Commission concluded that we infringed European competition law by refusing to provide our competitors with licenses to certain protocol technology in the Windows server operating systems and by including streaming media playback functionality in Windows desktop operating systems. The Commission ordered us to make the relevant licenses to our technology available to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified software relating to media playback. The decision also imposed a fine of €497 million, for which we recorded an accrual of €497 million ($605 million). We intend to appeal to the Court of First Instance and to seek interim measures suspending the operation of certain provisions of the Decision. We contest the conclusion that European competition law was infringed and will defend our position vigorously. In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from us concerning competition, privacy, and security issues.

A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts. The federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that we have competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover on behalf of variously defined classes of direct and indirect purchasers overcharges we allegedly charged for these products. To date, courts have dismissed all claims for damages against us by indirect purchasers under federal law and in 14 states. Nine of those state court decisions have been affirmed on appeal. Claims on behalf of foreign purchasers have also been dismissed. An appeal of one of these rulings is still pending and the plaintiffs in a second state have sought a further appeal. Courts in eleven states have ruled that these cases may proceed as class actions, while courts in two states have denied class certification. The Maryland federal District Court has certified a class of direct purchasers of certain of our operating system software that acquired the software from the shop.Microsoft.com web site or pursuant to a direct marketing campaign and otherwise denied certification of the proposed classes. Members of the certified class licensed fewer than 550,000 copies of at-issue operating system software from Microsoft. In September 2003, we reached an agreement with plaintiffs’ counsel to settle this action, which received final approval in April 2004. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the proposed settlement, class members will be able to obtain vouchers on a claims made basis that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total amount of vouchers issued will depend on the number of class members who claim and are issued vouchers. Two-thirds of the amount of vouchers unissued or unredeemed by class members will be made available to certain schools in California in the form of vouchers that also may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware, software and related services. The court in California preliminarily approved this proposed settlement, and has held a hearing on final approval with a ruling anticipated in May 2004. Since the beginning of 2003, we also reached similar agreements to settle all claims in Montana, Florida, West Virginia, North Carolina, the District of Columbia, North Dakota, Kansas, Tennessee, South Dakota and Minnesota. The proposed settlements in these states are structured similarly to the California settlement, except that, among other differences, one-half of the amounts of vouchers unissued to class members will be made available to certain schools in the relevant states. The maximum amount of vouchers to be issued in these settlements, including the California settlement, is $1.55 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The settlements in Montana, Florida and West Virginia have received final

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

approval by the relevant court. The proposed settlements in North Carolina, the District of Columbia, North Dakota, Kansas, Tennessee and South Dakota have received preliminary approval by the courts in those states, but still require final approval. We estimate the total cost to resolve all of these cases will range between $1.0 billion and $1.2 billion with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with SFAS 5, Accounting for Contingencies, and FIN 14, Reasonable Estimation of the Amount of a Loss, we have recorded a contingent liability of $972 million, net of administrative expenses paid.

On December 18, 2003, RealNetworks, Inc. filed suit against us alleging violations of federal and state antitrust and unfair competition laws, related to streaming media features of Windows and related technologies. RealNetworks seeks damages and injunctive relief, including a permanent injunction requiring Microsoft to offer a version of Windows products with no streaming media features. We deny the allegations and will vigorously defend the action. RealNetworks filed the case in federal court in San Jose, California. It has been consolidated for pretrial purposes with other cases pending in the U.S. District Court in Baltimore.

We are the defendant in more than 30 patent infringement cases that we are defending vigorously. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, the plaintiffs accused the browser functionality of Windows of infringement. On August 11, 2003, the jury awarded the plaintiffs approximately $520 million in damages for infringement from the date the plaintiffs’ patent issued through September 2001. The plaintiffs are seeking an equitable accounting for damages from September 2001 to the present. On January 14, 2004, the trial court entered final judgment of $565 million, including post-trial interest of $45 million, and entered an injunction against distribution of any new products, but stayed execution of the judgment and the injunction pending our appeal. We filed our notice of appeal on February 12, 2004. On October 30, 2003, the U.S. Patent Office issued a letter stating that it has initiated a Director-ordered re-examination of the Eolas patent. On February 26, 2004, pursuant to this re-examination proceeding, the Patent Office issued an Office Action rejecting the claims of the Eolas patent. We believe the total cost to resolve this case will not be material to our financial position or results of operations. The actual costs are dependent upon many unknown factors such as success on appeal and the events of a retrial of the case should the case be remanded to trial following appeal. In Research Corporation Technologies, Inc. v. Microsoft, filed in U.S. District Court for the District of Arizona, plaintiff has asserted a family of six patents relating to halftoning which it believes are infringed by certain printing and display functionality allegedly present in different versions of Windows and Office. Plaintiff seeks an as yet unspecified amount of damages in the form of “reasonable royalties” on various Microsoft products dating as far back as Windows and Office 2000. The case is scheduled for trial in April of 2005. In TVI v. Microsoft, filed in U.S. District Court for the Northern District of California, plaintiff accuses the Autoplay feature of Windows of infringement. This case is scheduled for trial in September 2004. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us adversely affecting distribution of our operating system or application products. The risks associated with an adverse decision may result in material settlements.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

on our financial position and the results of operations for the period in which the effect becomes reasonably estimable.

On April 1, 2004, we entered into a series of agreements with Sun Microsystems, Inc. that resulted in dismissal of the previously reported suit by Sun and resolved other legal claims between the companies. Pursuant to the agreements, we made payments totaling $1.95 billion to Sun subsequent to March 31, 2004, of which $29 million has been recorded as an intellectual property asset and the balance has been recorded as an expense in the three months ended March 31, 2004.

On April 3, 2004, the previously reported case of InterTrust v. Microsoft was settled by agreement of the parties. Under the terms of this agreement, we have taken a comprehensive license to InterTrust’s patent portfolio, including pending patent applications, and agreed to make a one-time payment to InterTrust of $440 million. The agreement involved a combination of a license of intellectual property assets for which we recorded an intangible asset of $266 million and a payment of $174 million for settlement of legal claims. Of the total payment, $174 million will be recovered through insurance and had no impact on our results of operations for the three months ended March 31, 2004. The agreement resolves all outstanding litigation between the parties.

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

In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of March 31, 2004, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to us currently exists.

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. In addition, we also provide indemnification against credit risk in several geographical locations to our volume license resellers in case the resellers fail to collect from the end user. Due to the nature of the indemnification provided to our resellers, we can not estimate the fair value, nor determine the total nominal amount of the indemnification. We evaluate estimated losses for such indemnifications under SFAS 5 as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others (FIN 45).

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Note 11 – Segment Information

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2003	2004	2003	2004
Revenue
Client	$2,485	$2,791	$7,787	$8,464
Server and Tools	1,640	2,029	4,898	5,755
Information Worker	2,440	2,799	7,168	8,070
Microsoft Business Solutions	129	154	401	467
MSN	630	621	1,744	1,822
Mobile and Embedded Devices	47	64	111	173
Home and Entertainment	492	519	2,281	2,353
Reconciling Amounts	(28)	198	(268)	439

Consolidated	$7,835	$9,175	$24,122	$27,543

Operating Income/(Loss)
Client	$2,002	$2,223	$6,434	$6,866
Server and Tools	428	565	1,437	1,613
Information Worker	1,938	2,074	5,746	6,026
Microsoft Business Solutions	(58)	(52)	(161)	(146)
MSN	(87)	117	(334)	326
Mobile and Embedded Devices	(40)	(24)	(108)	(71)
Home and Entertainment	(203)	(182)	(717)	(598)
Reconciling Amounts	(1,236)	(3,443)	(4,292)	(8,115)

Consolidated	$2,744	$1,278	$8,005	$5,901

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The Company retroactively adopted the fair value recognition provisions of SFAS 123 on July 1, 2003. For internal management reporting, the stock-based compensation expense for stock awards, shared performance-based stock awards, and the employee stock purchase plan have been allocated to the segments, using a non-GAAP accelerated amortization method in the case of stock awards and shared performance-based stock awards. For example, the compensation expense for stock award grants will be expensed in the fiscal year of grant and the compensation expense for performance-based stock award grants will be expensed over three years. Costs related to options granted in prior years, including the costs associated with the stock option transfer program discussed in Note 3, were not allocated to segments by management and therefore are not included in segment operating income and are included as reconciling items. Additionally, as the broad use of stock awards and performance-based awards began in the current year, there is no comparable expense included in the corresponding period of the prior year. The following table outlines the stock-based compensation expense included in segment operating income for the three and the nine months ended March 31, 2004.

(In millions)	Three Months Ended March 31		Nine Months Ended March 31
	2003	2004	2003	2004
Client	$—	$38	$—	$109
Server and Tools	—	100	—	281
Information Worker	—	46	—	131
Microsoft Business Solutions	—	10	—	29
MSN	—	22	—	61
Mobile and Embedded Devices	—	9	—	26
Home and Entertainment	—	19	—	55
Reconciling Amounts	978	504	3,084	4,303

Consolidated	$978	$748	$3,084	$4,995

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Client includes revenue and operating expenses associated with Windows XP Professional and Home, Windows 2000 Professional, and other standard Windows operating systems. Server and Tools consists of revenue and operating expenses associated with server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other servers. It also includes developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Information Worker includes Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, other information worker products including LiveMeeting and OneNote, an allocation for CALs, and professional product support services. Microsoft Business Solutions includes Microsoft Great Plains, Microsoft Navision, Microsoft Axapta, Microsoft Solomon, Microsoft CRM, bCentral and other business applications and services. MSN includes MSN subscriptions, the MSN network of Internet products and services, and Microsoft’s participation in certain joint ventures including MSNBC Cable L.L.C., MSNBC Interactive News L.L.C., ninemsn Pty Ltd, and T1MSN, Corp. Mobile and Embedded Devices includes Windows Mobile™ software, Windows Embedded device operating systems, MapPoint, and Windows Automotive. Home and Entertainment includes the Xbox video game system, PC games, consumer software and hardware, and TV platform.

Corporate and reconciling amounts include adjustments to state revenue and operating income in accordance with U.S. GAAP and corporate level expenses not specifically attributed to a segment. For revenue, reconciling items include certain undelivered elements of unearned revenue and allowances for certain sales returns and rebates. Corporate and reconciling items for operating income/(loss) for the third quarter include general and administrative expenses ($397 million in the third quarter of fiscal year 2003 and $472 million in 2004), broad-based research and development expenses ($58 million in the third quarter of fiscal year 2003 and $78 million in 2004), and certain corporate level sales and marketing costs ($160 million in the third quarter of fiscal year 2003 and $238 million in 2004), $1.92 billion of accrued legal settlement expenses related to the Sun Microsystems litigation, $605 million accrual for the European Commission fine, and other reconciling items, including stock based compensation expense ($621 million in the third quarter of fiscal year 2003 and $129 million in 2004).

Corporate and reconciling items for operating income/(loss) for the first nine months include general and administrative expenses ($1.10 billion in the first nine months of fiscal 2003 and $1.51 billion in 2004), broad-based research and development expenses ($169 million in the first nine months of fiscal 2003 and $245 million in 2004), and certain corporate level sales and marketing costs ($427 million in the first nine months of fiscal 2003 and $628 million in 2004), $2.21 billion in stock-based compensation related to the employee stock option transfer program, $1.92 billion of accrued legal settlement expenses related to the Sun Microsystems litigation, $605 million accrual for the European Commission fine, and other reconciling items, including additional stock-based compensation expense ($2.59 billion in the first nine months of fiscal 2003 and $1.00 billion in 2004). The internal segment operating income or loss also includes non-GAAP accelerated methods of depreciation and amortization, and accelerated amortization of stock awards and performance-based stock awards. Additionally, losses on equity investees and minority interest are classified in operating income for internal reporting presentations.

INDEPENDENT ACCOUNTANTS’ REPORT

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the Company) as of March 31, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended March 31, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with auditing standards generally accepted in the United States of America, the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2003, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended prior to restatement for the adoption of SFAS No. 123, Accounting for Stock-Based Compensation (not presented herein); and in our report dated July 17, 2003 (September 3, 2003 as to certain information in Note 20), we expressed an unqualified opinion on those consolidated financial statements. We also audited the adjustments described in Note 2 that were applied to restate the June 30, 2003 consolidated balance sheet of Microsoft Corporation and subsidiaries (not presented herein). In our opinion, such adjustments are appropriate and have been properly applied and the information set forth in the accompanying consolidated balance sheet as of June 30, 2003 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP Seattle, Washington April 30, 2004

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document Management’s Discussion and Analysis (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Issues and Uncertainties” and elsewhere in this report. We undertake no duty to update any forward-looking statement to conform the statement to actual results or changes in our expectations. The revenue and operating income/(loss) amounts in this MD&A are presented in accordance with U.S. GAAP. Segment Information appearing in Note 11 of the Notes to Financial Statements are presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

Management Summary

Overview

The state of the global economy is an important factor in evaluating our third quarter results. Growth in major world economies has led to an increase in demand and spending for information technology products and services, including increased demand for personal computers, server hardware, software and gaming consoles compared to a year ago. In the third quarter of fiscal 2004, we also benefited from an increase in spending on Internet-based advertising as well as the decline in the value of the U.S. dollar versus major foreign currencies over the prior year period. While we expect these improvements to continue through our fiscal fourth quarter, competition remains intense from both commercial and non-commercial software products and litigation remains a general risk in the intellectual property business, and a specific risk for Microsoft.

Third Quarter and Nine Months Summary

	Three Months Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
(In millions, except percentages)	2003	2004	Inc./ (Dec.)	2003	2004	Inc./ (Dec.)
Revenue	$7,835	$9,175	17%	$24,122	$27,543	14%
Operating Income	$2,744	$1,278	(53%)	$8,005	$5,901	(26%)

The revenue growth for the third quarter of fiscal 2004 resulted primarily from increased licensing of Windows operating systems through OEMs, Office 2003 and Server products, and MSN advertising revenue. Foreign exchange rates also contributed nearly 5% growth in total revenue for the quarter due to generally stronger foreign currency rates versus the U.S. dollar.

During the third quarter, continued strong PC and Server shipment growth and improved IT spending compared to fiscal 2003 contributed to our overall revenue growth. We estimate that total PC shipments grew approximately 14% from the third quarter of the prior year driven by strong business demand in both mature and emerging markets with consumer shipments growth of approximately 10% for the quarter. Total server hardware shipments have grown 17% in the third quarter of fiscal 2004 per our internal projections, with Windows Server shipments growing faster than the overall sector at 25% compared to the prior year’s third quarter. The net impact of foreign exchange rates on revenue was positive in the third quarter compared to a year ago, primarily due to a stronger Euro and Japanese yen versus the U.S. dollar. Had the rates from the prior year’s third quarter been in effect in the third quarter of fiscal 2004, translated international revenue earned in local currencies would have been approximately $350 million lower. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

The revenue growth for the first nine months of fiscal 2004 was driven partly by revenue recognized from multi-year licensing that occurred prior to the Company’s transition to a new licensing program (Licensing 6.0) in the first quarter of fiscal 2003 and strong OEM licensing of Microsoft Windows XP Home and Professional operating systems and Server products as a result of growth in PC and server hardware shipments. Prior to the July 31, 2002 transition date to Licensing 6.0, we experienced a significant increase in multi-year licensing arrangements as customers enrolled in the Company’s maintenance programs, primarily Upgrade Advantage. The increase in revenue was also driven by a 14% growth in estimated PC shipments, reflecting strength in the consumer segment as well as global economic improvement driving enterprise segment replacement PC and notebook sales. We estimate that total server hardware shipments grew 15%, with Windows Server shipments growing faster than the overall sector at 19% in the first nine months of fiscal 2004. The net impact of foreign exchange rates on revenue was positive in the first nine months of fiscal 2004, primarily due to a stronger Euro and Japanese yen versus the U.S. dollar. Had the rates from the prior year’s first nine months been in effect in the first nine months of fiscal 2004, translated international revenue earned in local currencies would have been approximately $830 million lower. Certain manufacturing, selling, distribution, and support costs are disbursed in local currencies, and a portion of international revenue is hedged, thus offsetting a portion of the translation exposure.

For the full fiscal 2004, we expect PC shipments to grow at rates in the low teens, driven by both consumer and business demand for PCs. We believe the overall server hardware sector and IT spending outlook will continue to demonstrate improvement over fiscal 2003. Our enterprise server products revenue results should be positively affected by the continued shift to lower cost X86 server architecture. As a result, we expect overall server hardware shipment growth for fiscal 2004 to reach near mid-teens growth with Windows Server operating systems licenses growing faster than the overall sector. We believe foreign exchange rates will continue to stabilize during the last quarter of our fiscal year and we will continue to benefit from the U.S. dollar’s position relative to the Euro and Japanese yen.

The operating income decline for the third quarter of fiscal 2004 was due primarily to a $1.92 billion charge related to settlement of the Sun Microsystems litigation and a €497 million ($605 million) accrual for the European Commission fine. Sun Microsystems and Microsoft entered into a series of agreements that settled Sun’s suit against us and resolved other legal claims between the companies. The European Commission fine was imposed as part of its finding that Microsoft had infringed European competition law by refusing to supply work group server interoperability information and by including streaming media playback functioning in Windows desktop operating systems. We intend to appeal the European Commission’s finding.

For the first nine months of fiscal 2004, the operating income decline was primarily driven by the $2.53 billion of charges related to the settlement of the Sun Microsystems litigation and an accrual for the fine imposed by the European Commission and $2.21 billion of stock-based compensation expense related to our employee stock option transfer program in the second quarter of fiscal 2004.

We adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, on July 1, 2003 and restated prior periods to reflect compensation cost under the recognition provisions of SFAS 123 for all awards granted to employees after July 1, 1995. Stock-based compensation is included in operating expenses as part of headcount-related costs. Total stock-based compensation costs included in operating expenses for the third quarter of fiscal 2004 were $748 million, compared to $978 million in the prior year’s comparable quarter. Total stock-based compensation costs included in operating expenses for the nine months ended March 31, 2004 were $5.00 billion, compared to $3.08 billion in the prior year’s comparable period.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Our seven segments are: Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment.

The revenue and operating income/(loss) amounts in this section MD&A are presented in accordance with U.S. GAAP applied at the segment level. Certain corporate level expenses (primarily general and administrative expenses, including the accrual for the imposed fine from the European Commission, and corporate level sales and marketing costs) have been excluded. Segment Information appearing in Note 11 of the Notes to Financial Statements is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The following table presents our segment revenue and operating income, determined in accordance with U.S. GAAP:

Client

	Three Months Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
(In millions, except percentages)	2003	2004	Inc./ (Dec.)	2003	2004	Inc./ (Dec.)
Revenue	$2,527	$2,924	16%	$7,868	$8,792	12%
Operating Income	$1,901	$1,605	(16%)	$6,136	$5,941	(3%)

Client includes revenue from Windows XP Professional and Home, Windows 2000 Professional, and other standard Windows operating systems. In the third quarter of fiscal year 2004 Windows OEM license units grew 16%, driving an 18% growth in OEM revenue compared to the prior year. Revenue from commercial and retail licensing grew 6% compared to the prior year’s third quarter. The mix of Windows units shipped with the Professional version increased two percentage points to 58% of total Windows licenses compared to the prior year. Client operating income in the third quarter of fiscal 2004 declined primarily as a result of $700 million of legal settlement expenses related to the Sun Microsystems litigation, partially offset by growth in revenue.

The nine month revenue growth reflected Windows OEM license unit growth of 12%, driving a 16% growth in OEM revenue compared to the prior year. Revenue from commercial and retail licensing declined 1% compared to the prior year’s first nine months. Client operating income for the first nine months of fiscal year 2004 declined due to growth in operating expenses, primarily related to legal settlement expenses of $700 million in the third quarter of fiscal 2004 and stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal 2004, partially offset by growth in revenue.

We anticipate that total PC shipments will grow about 10% for the fourth quarter of fiscal 2004, continuing to influence our growth in Client revenue. Additionally, we do not expect significant future changes in the mix of Windows Home and the higher priced Windows Professional version.

Server and Tools

	Three Months Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
(In millions, except percentages)	2003	2004	Inc./ (Dec.)	2003	2004	Inc./ (Dec.)
Revenue	$1,827	$2,177	19%	$5,215	$6,177	18%
Operating Income/ (Loss)	$305	($635)	nm	$831	($469)	nm

Server and Tools consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other servers. It also includes developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. In the third quarter of fiscal 2004, Server revenue, including CALs, grew $445 million or 36%. The revenue increase was driven primarily by an estimated 25% increase in Windows-based server shipments resulting in 31% growth in new Windows Server license sales as well as growth in SQL Server and Core CAL revenue. Consulting and Premier product support services increased $30 million or 11% compared to the prior year’s third quarter. Revenue from developer tools, training, certification, Microsoft Press and other services decreased $125 million or 38%, due to recognition of $128 million of previously deferred revenue in the prior year’s comparable quarter. The third quarter of fiscal 2004 operating income declined $940 million primarily due to $1.22 billion of legal settlement expenses related to the Sun Microsystems litigation, partially offset by the increase in revenue.

In the first nine months of fiscal 2004, Server revenue, including CALs, grew $950 million or 25% driven primarily by an estimated 19% increase in Windows-based server shipments driving growth in new Windows Server license sales as well as growth in SQL Server and Exchange Server revenue. Consulting and Premier product support services increased $137 million or 19% compared to the prior year’s first nine months. Revenue from developer tools, training, certification, Microsoft Press and other services declined $125 million or 17% compared to the prior year’s first nine months. Server and Tools operating income for the first nine months of fiscal 2004 decreased primarily due to a legal settlement charge of $1.22 billion in the third quarter of fiscal 2004 and stock-based compensation costs from the employee stock option transfer program in the second quarter of fiscal 2004.

Information Worker

	Three Months Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
(In millions, except percentages)	2003	2004	Inc./ (Dec.)	2003	2004	Inc./ (Dec.)
Revenue	$2,327	$2,739	18%	$6,880	$7,921	15%
Operating Income	$1,696	$1,926	14%	$5,018	$5,191	3%

Information Worker includes Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, other information worker products including Microsoft LiveMeeting and OneNote, and professional product support services. Revenue for the third quarter of fiscal 2004 reflected continued momentum from the Office 2003 launch. Benefiting from increased adoption of Office 2003 including penetration of the premium Small Business and Professional editions, OEM licensing revenue grew 35% compared to the prior year’s third quarter. Revenue from volume licensing, retail packaged product and pre- installed versions of Office in Japan also grew 15% in aggregate as Office 2003 sales strength continued post launch. Contributing to the increase in revenue was previously deferred multi-year licensing arrangements revenue, including Upgrade Advantage, and a lower deferral rate for undelivered elements, partially offset by lengthened product lives. Information Worker operating income for the third quarter of fiscal year 2004 increased due to the growth in revenue, partially offset by an increase in operating expenses, primarily headcount-related costs and marketing expenses in the Small and Mid-Market Solutions and Partners group.

Revenue growth for the first nine months of fiscal 2004 from volume licensing, retail packaged product and pre installed versions of Office in Japan is 13% in aggregate, driven by recognitions of unearned revenue from a large increase in multi-year licenses signed prior to the transition to our Licensing 6.0 programs and the release of Office 2003. OEM licensing revenue grew 33%. Information Worker operating income in the first nine months of fiscal year 2004 increased from the prior year primarily due to growth in revenue, largely offset by an increase in operating expenses, primarily related to the stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal 2004 and higher sales and marketing expenses.

Microsoft Business Solutions

	Three Months Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
(In millions, except percentages)	2003	2004	Inc./ (Dec.)	2003	2004	Inc./ (Dec.)
Revenue	$147	$153	4%	$388	$471	21%
Operating Loss	($92)	($65)	(29%)	($273)	($213)	(22%)

Microsoft Business Solutions includes Microsoft Great Plains, Microsoft Navision, Microsoft Axapta, Microsoft Solomon, Microsoft CRM, bCentral and other business applications and services. The revenue increase in the third quarter of fiscal 2004 was primarily attributable to continued growth in licensing of Navision and Axapta products outside of the United States as well as the timing of licensing agreements. Microsoft Business Solutions operating loss for the third quarter of fiscal year 2004 declined due to growth in revenue and lower stock-based compensation expense partially offset by increased sales and marketing costs.

The revenue increase in the first nine months of fiscal 2004 was primarily attributable to continued growth in licensing of Navision and Axapta products. The operating loss for the first nine months of fiscal 2004 declined due to the increase in revenue, partially offset by a 3% increase in operating expenses primarily related to stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal 2004.

MSN

	Three Months Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
(In millions, except percentages)	2003	2004	Inc./ (Dec.)	2003	2004	Inc./ (Dec.)
Revenue	$508	$591	16%	$1,394	$1,628	17%
Operating Income/ (Loss)	($139)	$107	nm	($483)	$86	nm

MSN includes MSN subscriptions and the MSN network of Internet products and services. In the third quarter of fiscal 2004, MSN Network services revenue grew $100 million or 43% as a result of growth in paid search and growth in the overall Internet advertising market. MSN subscription revenue declined $17 million or 6% as the number of narrowband subscribers continued to migrate to competitively priced broadband or other ISPs. The number of total MSN subscriptions at the end of March 2004 was 8.2 million, slightly higher than at the end of December 2003, as the loss of narrowband subscribers was offset by the gain of other premium service subscriptions. Subscription revenue may decline in the fourth quarter of the fiscal year as the narrowband subscriber base is expected to continue to decline. The improvement in operating income/(loss) in the third quarter was due to strong advertising revenue and paid search, while operation costs remained flat and customer acquisition expenditures declined.

In the first nine months of fiscal 2004, MSN Network services grew $274 million or 47% as a result of increased Internet advertising revenue. MSN Subscription revenue declined $40 million or 5%, reflecting a decrease in the overall subscriber base. The improvement in operating results for the first nine months of fiscal 2004 was driven primarily by strong advertising revenue performance and lower operating expenses including a $48 million one-time refund of prior year taxes, partially offset by the costs related to the employee stock option transfer program which were recorded in the second quarter of fiscal 2004.

Mobile and Embedded Devices

	Three Months Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
(In millions, except percentages)	2003	2004	Inc./ (Dec.)	2003	2004	Inc./ (Dec.)
Revenue	$46	$61	33%	$112	$177	58%
Operating Income/ (Loss)	($72)	($38)	(47%)	($212)	($182)	(14%)

Mobile and Embedded Devices includes Windows Mobile software, Windows Embedded device operating systems, MapPoint, and Windows Automotive. The increase in revenue in the third quarter of fiscal 2004 was driven by growth in all businesses. The revenue growth realized by MapPoint has slowed and is expected to grow at a continued slower pace in future quarters, as the first two quarters of fiscal 2004 growth rates reflected the acquisition of Vicinity Corporation toward the end of the second quarter of the prior fiscal year. Mobile and Embedded Devices operating loss was lower in the third quarter of fiscal 2004 compared to the prior year’s third quarter, due to lower operating expenses and growth in revenue.

The increase in revenue for the first nine months of fiscal 2004 was driven by growth in all businesses and the acquisition of Vicinity at the end of the second quarter of fiscal 2003. Mobile and Embedded Devices operating loss was lower in the first nine months of fiscal 2004 compared to the prior year’s first nine months, primarily driven by growth in revenue, partially offset by stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal 2004.

Home and Entertainment

	Three Months Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
(In millions, except percentages)	2003	2004	Inc./ (Dec.)	2003	2004	Inc./ (Dec.)
Revenue	$453	$530	17%	$2,265	$2,377	5%
Operating Income/ (Loss)	($277)	($209)	(25%)	($933)	($876)	(6%)

Home and Entertainment includes the Xbox video game system, PC games, consumer software and hardware, and TV platform. Xbox revenue increased $81 million or 35% from the prior year’s third quarter, with $78 million related to higher volumes of Xbox software and $39 million due to higher Xbox console volumes, partially offset by a $36 million decline related to past price reductions of Xbox consoles and software. At the end of the third quarter of fiscal 2004, we announced a price reduction for the Xbox console in the United States. Overall, Xbox console volumes increased 30% in the third quarter compared to the prior year’s comparable quarter. This increase was partially attributed to low inventory levels of competitive consoles. Xbox’s life to date U.S. games attach rate according to NPD data was 6.8 games per console. Revenue from consumer hardware and software, PC games and TV platforms declined $4 million or 2% compared to the third quarter of fiscal 2003 due to lower PC games software and PC gaming devices sales.

Home and Entertainment operating loss for the third quarter of fiscal year 2004 improved from the third quarter of fiscal year 2003 driven by revenue growth and improved Xbox console and third party software margins as well as lower marketing costs.

Xbox revenue increased $149 million or 11% from the prior year’s first nine months, with $255 million related to higher volumes of Xbox software and $85 million due to higher Xbox console volumes offset by a $191 million decrease related to price reductions of Xbox consoles and software. Xbox console volumes increased 9%. Revenue from consumer hardware and software, PC games and TV platforms declined $37 million or 4% compared to the prior year’s first nine months due to a decline in revenue from PC gaming devices.

Home and Entertainment operating loss for the first nine months of fiscal year 2004 improved from the first nine months of fiscal year 2003 driven by growth in revenue and only a 2% growth in operating expenses, including stock-based compensation costs associated with the employee stock option transfer program in the second quarter of fiscal 2004.

Cost of revenue

	Three Months Ended March 31				Nine Months Ended March 31
			Percentage				Percentage
(In millions, except percentages)	2003	2004	Inc./ (Dec.)		2003	2004	Inc./ (Dec.)
Cost of revenue	$1,274	$1,411	11%		$4,755	$5,235	10%
As a percent of revenue	16.3%	15.4%	(0.9	) pp	19.7%	19.0%	(0.7	) pp

Cost of revenue includes manufacturing and distribution costs for products and programs sold, operation costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. The increase in absolute dollars in the third quarter of fiscal 2004 resulted from an increase in product support and consulting services costs and Home & Entertainment costs related to increased Xbox console units sold, partially offset by lower costs of producing the Xbox console. The absolute dollar cost of revenue growth in the first nine months of fiscal 2004 was primarily driven by stock-based compensation expense from the employee stock option transfer program and an increase in product support and consulting services.

Research and development

	Three Months Ended March 31				Nine Months Ended March 31
			Percentage				Percentage
(In millions, except percentages)	2003	2004	Inc./ (Dec.)		2003	2004	Inc./ (Dec.)
Research and development	$1,692	$1,538	(9%)		$4,914	$6,120	25%
As a percent of revenue	21.6%	16.8%	(4.8	) pp	20.4%	22.2%	1.8 pp

Research and development expenses include payroll, employee benefits, stock-based compensation and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. The decrease in the third quarter of fiscal 2004 was primarily due to lower headcount-related costs driven by reductions in stock-based compensation expense, partially offset by increased product development costs. The increase in the first nine months of fiscal 2004 was primarily due to stock-based compensation expenses including expenses related to the option transfer program recorded in the second quarter of fiscal 2004 and $164 million or 7% in other headcount-related costs.

Sales and marketing

	Three Months Ended March 31				Nine Months Ended March 31
			Percentage				Percentage
(In millions, except percentages)	2003	2004	Inc./ (Dec.)		2003	2004	Inc./ (Dec.)
Sales and marketing	$1,700	$1,928	13%		$5,274	$5,900	12%
As a percent of revenue	21.7%	21.0%	(0.7	) pp	21.9%	21.4%	(0.5	) pp

Sales and marketing expenses include payroll, employee benefits, stock-based compensation and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other marketing-related programs. Sales and marketing costs increased in absolute dollars in the third quarter of fiscal 2004 due to marketing programs targeted toward the Small and Mid-Market Solutions and Partners group and $117 million or 13% growth in headcount-related costs. The sales and marketing increase in absolute dollars in the first nine months of fiscal 2004 was due to stock-based compensation expenses including expenses related to the option transfer program in the second quarter of fiscal 2004 and $354 million or a 17% increase in other headcount-related costs.

General and administrative

	Three Months Ended March 31			Nine Months Ended March 31
			Percentage			Percentage
(In millions, except percentages)	2003	2004	Inc./ (Dec.)	2003	2004	Inc./ (Dec.)
General and administrative	$425	$3,020	611%	$1,174	$4,387	274%
As a percent of revenue	5.4%	32.9%	27.5 pp	4.9%	15.9%	11.0 pp

General and administrative costs include payroll, employee benefits, stock-based compensation and other headcount-related costs associated with the finance, legal, facilities, certain human resources, and other administrative headcount, and legal costs and other administrative fees. General and administrative in the third quarter included $1.92 billion of charges related to the settlement of the Sun Microsystems litigation and a $605 million accrual for the European Commission fine. The increase in the first nine months of fiscal 2004 was primarily due to legal settlement expenses and stock-based compensation expense related to the employee stock option transfer program in the second quarter of fiscal 2004.

INVESTMENT INCOME

The components of investment income are as follows:

	Three Months Ended March 31		Nine Months Ended March 31
(In millions)	2003	2004	2003	2004
Dividends and interest	$455	$500	$1,486	$1,505
Net gains (losses) on investments	2	419	(230)	974
Net gains (losses) on derivatives	15	93	(368)	138

Investment income	$472	$1,012	$888	$2,617

Dividends and interest income was relatively consistent for the comparable three and nine month periods. Net gains (losses) on investments include other-than-temporary impairments of $5 million in the third quarter of fiscal 2004 compared to $234 million in the third quarter of the prior year, and $66 million for the nine month period ended March 31, 2004 compared to $1.09 billion in the prior year comparable period. The decline in impairments was mainly due to improved market conditions. Realized gains from investments increased to $424 million compared to $236 million in the third quarter of the prior year, and were $1.04 billion compared to $859 million in the nine month period of the prior year. Net losses on derivative instruments of $368 million for the nine month period ended March 31, 2003 were driven mainly by the impact of declining interest rates on interest rate sensitive instruments during the first quarter of fiscal 2003.

INCOME TAXES

The effective tax rate for the third quarter and the first nine months of fiscal 2004 is approximately 42% and 35%. The increase in the effective tax rate for the third quarter and for the full fiscal year 2004 reflects the impact of the accrual for the European Commission fine, which is not tax deductible. Excluding the effect of the European Commission fine, the tax rate for the quarter would have been 33%. The effective tax rate is expected to be approximately 35% for fiscal 2004. The effective tax rate for fiscal 2003 was 32%, reflecting a benefit in the second quarter of $126 million from the reversal of previously accrued taxes.

STOCK-BASED COMPENSATION

	Three Months Ended March 31		Nine Months Ended March 31
(In millions, except earnings per share)	2003	2004	2003	2004
Stock-based employee compensation expense	$978	$748	$3,084	$4,995
After-tax stock-based employee compensation expense	$655	$501	$2,066	$3,345

Stock-based employee compensation expense per diluted share	0.06	0.05	0.19	0.31

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

A total of 18,503 (51%) of the 36,539 eligible Microsoft employees elected to participate in the stock option transfer program and 344.6 million (55%) of the 621.4 million eligible options were tendered. Under the terms of the program, JPMorgan paid Microsoft $382 million for the transferred options. Microsoft made an initial payment of $219 million to participating employees for the transferred options, with a remaining portion to be paid in one or more payments that are subject to participating employees’ continued employment over the next two or three years. The options that were transferred to JPMorgan resulted in stock-based compensation expense of $2.21 billion ($1.48 billion after-tax or $0.14 per diluted share) in the second quarter of fiscal 2004. This expense consists of the unrecognized compensation costs of the options that were transferred, less the amounts payable applicable to those previously unvested options that are subject to continued employment of participating employees. The contingent payments applicable to unvested eligible options that are subject to continued employment of participating employees will be recognized as compensation expense over the vesting period of the contingent payments.

The stock option transfer program also resulted in a decrease to our long-term deferred tax assets due to the excess of recorded compensation expense for these options over the related tax deduction reported on our tax return. For the nine months ended March 31, 2004, deferred tax assets were reduced by approximately $2.01 billion with an offsetting reduction in paid-in capital, reflecting the reduction of previously recorded deductions reported on our tax return in excess of stock-based compensation expense.

FINANCIAL CONDITION

Cash and short-term investments totaled $56.41 billion as of March 31, 2004 compared to $49.05 billion as of June 30, 2003. The portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade securities. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions, in order to diversify financial risk.

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

Unearned revenue as of March 31, 2004 decreased $326 million from December 31, 2003. The sequential decrease reflected a $123 million net decrease in unearned revenue related to undelivered elements as deferral rates were lower, partially offset by lengthened product life cycles for the underlying products licensed, resulting in a higher proportion of revenue earned. The sequential decline also reflects a net decrease of $248 million in unearned revenue from volume licensing programs as $261 million of revenue was earned from previously deferred revenue from Upgrade Advantage programs.

Unearned revenue as of March 31, 2004 decreased $1.49 billion from June 30, 2003. The sequential decrease reflected a $346 million net decrease in unearned revenue related to undelivered elements as deferral rates were lower, partially offset by lengthened product life cycles for the underlying products licensed, resulting in a higher proportion of revenue earned. The decline also reflects a net decrease of $1.14 billion in unearned revenue from volume licensing programs as $936 million of revenue was earned from previously deferred revenue from Upgrade Advantage programs.

The revenue earned from the Upgrade Advantage programs for fiscal years 2003 and 2004 was as follows (in millions):

(In millions)	Revenue Earned
Three months ended:
September 30, 2002	$464
December 31, 2002	480
March 31, 2003	450
June 30, 2003	421
September 30, 2003	379
December 31, 2003	296
March 31, 2004	261

Cash flow from operations for the third quarter of fiscal 2004 was $4.97 billion, compared to $4.17 billion in the comparable quarter of the prior year. The increase reflects higher net income before non-cash items including stock-based compensation expense and legal charges, and other changes in working capital. Cash used for financing was $1.04 billion in the third quarter of fiscal 2004, compared to $1.21 billion in the comparable quarter of the prior year. Cash used in the prior year’s comparable quarter included a cash dividend payment of $857 million. We also repurchased 49.9 million shares of common stock under our share repurchase program in the third quarter of fiscal 2004, compared to 30.7 million shares repurchased in the prior year’s third quarter. Cash used for investing was $738 million in the third quarter of fiscal 2004, compared to $4.21 billion in the prior year’s third quarter. The decrease reflects the decline in purchases of investments partially offset by impact of other investing activities.

Cash flow from operations in the fourth quarter of fiscal 2004 will be affected by the cash payment of certain legal charges accrued in the third quarter of fiscal 2004.

Cash flow from operations was $12.97 billion in the first nine months of fiscal 2004, a decrease of $140 million from the first nine months of the prior year. The decrease reflects the decline in net income due to stock-based compensation and accrued legal fees, the impact of net recognized gains on investments and the impact of accounts receivable, partially offset by the rise in other current and long-term liabilities. Cash used for financing was $3.66 billion in the first nine months of fiscal 2004, a decrease of $1.08 billion from the first nine months of the prior year, reflecting a decrease of approximately $1.89 billion in stock repurchases partially offset by an increase in cash dividends of $872 million. During the first nine months of fiscal 2004, we repurchased 123.7 million shares of common stock, compared to 190.1 million shares of common stock in the comparable period of the prior year. The decrease in net cash used for investing for the first nine months of fiscal 2004 reflects the impact of $891 million in cash acquisition costs in the prior year.

We have no material long-term debt. Stockholders’ equity at March 31, 2004 was $70.58 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for R&D, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $148 million on March 31, 2004. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of or requirements for capital resources.

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

In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of March 31, 2004, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to us currently exists.

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. In addition, we also provide indemnification against credit risk in several geographical locations to our volume license resellers in case the resellers fail to collect from the end user. Due to the nature of the indemnification provided to our resellers, we can not estimate the fair value, nor determine the total nominal amount of the indemnification. We evaluate estimated losses for such indemnifications under SFAS 5 as interpreted by FASB Interpretation 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of

Others (FIN 45). We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the FASB issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN46R. Microsoft adopted FIN 46 on July 1, 2003 and FIN 46R for the quarter ended December 31, 2003 .and it did not have a material impact on our financial statements. The early adoption of FIN46R did not have a material impact on our financial statements.

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

New Products and Services

We have made significant investments in research, development and marketing for new products, services and technologies, including Longhorn, Microsoft .NET, Xbox, business applications, MSN, and mobile and wireless technologies. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, some of these products and services may not be profitable, and even if they are profitable, operating margins for these businesses may not be as high as the margins we have historically experienced.

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

Taxation of Extraterritorial Income

In August 2001, a World Trade Organization (“WTO”) dispute panel determined that the tax provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (“ETI”) constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures. The U.S. government appealed the panel’s decision and lost its appeal. On March 1, 2004, the European Union began imposing retaliatory tariffs on a specified list of U.S.-source goods. In March, the U.S. Senate began floor debate of the Jumpstart our Business Strength (JOBS) Act that would repeal ETI, provide a three year phase-out of current ETI benefits, and would replace ETI with a phased in production activity exclusion that would not be fully effective until 2012. The U.S. House of Representatives has not acted on last year’s ETI replacement legislation. While neither bill will fully replace our current ETI tax benefits, both bills must pass their respective chambers and be reconciled in conference, so we remain unable to assess the ultimate form and financial impact of this legislation, if enacted. If the ETI provisions are repealed and financially comparable replacement tax legislation is not enacted, the loss of the ETI tax benefit to us could be significant.

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

Insurance Programs

In addition to conventional third party insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of March 31, 2004, the face value of captive insurance arrangements was $2.0 billion. Actual value at any particular time will vary due to deductibles, exclusions, other restrictions and claims. While we believe these arrangements are an effective way to insure against such risks, the potential liabilities associated with certain of the issues and uncertainties discussed in this document or other events could exceed the coverage provided by such arrangements.

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

The following table sets forth the VAR calculations for substantially all of the Company’s positions:

(In millions)			Three Months Ended March 31, 2004
Risk Categories	June 30, 2003	March 31, 2004	Average	High	Low
Interest Rates	$448	$598	$693	$759	$594
Currency Rates	141	141	278	326	141
Equity Prices	869	1,058	1,087	1,174	1,024

The total VAR for the combined risk categories was $987 million at June 30, 2003 and $1.22 billion at March 31, 2004. The total VAR is 34% less at June 30, 2003 and 32% less at March 31, 2004 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefits of the combination of risks. The change in VAR is due primarily to asset allocation shifts, and portfolio growth.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of the design and operation of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-14(c) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal controls over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See notes to financial statements and Part II, Item 1 of our Quarterly Reports on Form 10-Q for the quarters ended September 30, 2003 and December 31, 2003.

On April 1, 2004 Sun Microsystems, Inc. and Microsoft entered into a series of agreements that resulted in dismissal of the previously reported suit by Sun against Microsoft and resolved other legal claims between the companies. Pursuant to the agreements, Microsoft has made payments totaling $1.95 billion to Sun, of which $29 million has been recorded as an intellectual property asset and the balance has been recorded as an expense in the third quarter.

The previously reported case of InterTrust v. Microsoft was settled by agreement of the parties on April 3, 2004. Microsoft has taken a comprehensive license to InterTrust’s patent portfolio, including pending patent applications, and agreed to make a one-time payment to InterTrust of $440 million, for which we recorded an intangible asset of $266 million and a payment of $174 million for settlement of legal claims. The agreement resolves all outstanding litigation between the parties.

Item 2. Changes in Securities and Use of Proceeds

Items 2(a) through (d) are inapplicable.

(e) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased(1)	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value) of Shares that May Yet Be Purchased Under the Plans or Programs
Jan. 1, 2004—Jan. 31, 2004	18,829,363	$28.01	—	N/A
Feb. 1, 2004—Feb. 29, 2004	23,415,000	$26.90	—	N/A
Mar. 1, 2004—Mar. 31, 2004	7,650,000	$25.70	—	N/A

(1)	Of the total shares purchased 37,392,800 were purchased in open market transactions and 12,501,563 were purchased in a private transaction.

Item 6. Exhibits and Reports on Form 8-K

(a) EXHIBITS

15	Letter re unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(b) REPORTS ON FORM 8-K

We furnished to the SEC reports on Form 8-K on January 22, 2004 and February 6, 2004. The January 22, 2004 Form 8-K was for the purpose of furnishing the press release announcing our financial results for the fiscal quarter ended December 31, 2003. The February 6, 2004 Form 8-K was for the purpose of furnishing our consolidated balance sheets as of June 30, 2003 and December 31, 2003, and the related consolidated statements of income, cash flows, and stockholders’ equity for the three months ended December 31, 2002 and 2003 formatted in XBRL (Extensible Business Reporting Language) 2.0 format.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Microsoft Corporation

Date: May 3, 2004	By:	/s/ JOHN G. CONNORS
John G. Connors
Senior Vice President; Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)