Form 10-K
period 2004-06-30
MICROSOFT CORP
filed 2004-09-01
CIK 789019

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2004

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

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2003 was $252,132,492,030.

The number of shares outstanding of the registrant’s common stock as of August 15, 2004 was 10,872,704,667.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 9, 2004 are incorporated by reference into Part III.

Microsoft Corporation

FORM 10-K

For The Fiscal Year Ended June 30, 2004

 Part I

Item 1

PART I

ITEM 1.    BUSINESS

GENERAL

Over the last three decades, technology has transformed the way people work, play, and communicate. Today, people access information and communicate with individuals from around the world in an instant. Groundbreaking technologies have opened the door to innovations in every field of human endeavor, delivering new opportunity, convenience, and value to people’s lives. Since our founding in 1975, we have been a leader in this transformation. As a reflection of that role, and to help us focus on the opportunities that lie ahead we have established a new corporate mission: To enable people and businesses throughout the world to realize their full potential.

PRODUCT SEGMENTS

Our product segments provide management with a comprehensive financial view of our key businesses. The segments provide a framework for the alignment of strategies and objectives across the development, sales, marketing, and services organizations, and for the timely and rational allocation of development, sales, marketing, and services resources within businesses. The segments also help focus strategic planning efforts on key objectives and initiatives across our broad businesses.

The product segments are designed to allocate resources internally and provide a framework to determine management responsibility. Due to our integrated business structure, operating costs included in one segment may benefit other segments. Therefore, these segments are not designed to measure operating income or loss that is directly related to the products included in each segment. Inter-segment cost commissions are estimated by management and used to compensate or charge each segment for such shared costs and to incent shared effort. Due to our integrated business structure, segments should not be viewed as discrete or easily separable businesses.

Our seven product segments are: Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment. See Note 18 – Segment Information of the Notes to Financial Statements for financial information regarding segment reporting.

Client.    The Client segment has overall responsibility for product delivery, engineering, and technical architecture for the Microsoft Windows operating system and new media technology, as well as our relationships with manufacturers of personal computers, including multinational and regional original equipment manufacturer (OEM) accounts. The segment includes sales and marketing expenses for the Windows Client operating system and product development efforts for the Windows platform.

The Client segment includes Windows XP and other standard Windows operating systems. Windows XP extends the personal computing experience by uniting PCs, devices, and services, while enhancing reliability, security, and performance. With emerging form factors such as the Tablet PC and Media Center, and with investments in technology such as Windows Media, we believe the “Windows PC” continues to evolve with innovations that enable people to use computers in more ways, in more places, and more often than ever before.

Windows XP Home Edition is designed for individuals or families and includes capabilities for digital photo, music, video, home networking, and communications. Windows XP Professional, designed for business users and people who demand the most from their computing experience, includes all the features of Home Edition, along with advanced security, performance, manageability, and multilingual features to help customers improve their productivity and connectivity. Windows XP 64-Bit Edition meets the demands of specialized technical workstation users.

The next generation of the Windows operating system, code-named Longhorn, is currently under development. This development phase represents a significant investment for the Client business and is expected to result in a product that is more manageable and deployable for both our business and consumer markets. While all features and functions have not been finalized, Longhorn will include significant advances in security, digital media, user interfaces, and other areas that are expected to enhance the user and developer experience. We are targeting broad availability of this operating system in calendar year 2006. We are also developing a Windows storage subsystem, which will provide advanced data organization and management capabilities, that we plan to deliver subsequent to the Longhorn operating system introduction.

PAGE	1

 Part I

Item 1

Server and Tools.    The Server and Tools segment has overall responsibility for integrated product development and marketing of Windows Server System products, including building and marketing Windows Server operating systems. Windows Server System is integrated server infrastructure software that is designed to support end-to-end solutions built on the Windows Server 2003 operating system. In addition, the segment provides information about the extended Microsoft platform through a variety of content offerings, such as Web-based training for developers and IT professionals. Through this segment, we offer a broad range of consulting services for advanced technology requirements, including custom solution services, enterprise application planning, architecture and design services, and proof-of-concept services. We also provide product support services to corporations and other large customers. The Server and Tools segment also includes: developer tools, training, and certification; Microsoft Press; the Enterprise and Partner Group, which is responsible for sales, partner management and partner programs for the enterprise business; and the Public Sector sales and marketing organization.

Products in Server and Tools provide a wide range of capabilities that include messaging and collaboration, database management, e-commerce, and mobile information access. These products are designed to work seamlessly with one another and with advancements in applications and development tools. This architecture is designed to help simplify the design, development, deployment, and management of solutions so that customers can focus less on integrating systems and training users, and more on adding strategic value to their businesses. Windows Server System also readily integrates with customers’ existing non-Microsoft systems, through support for open standards such as HTTP and XML, and through native support for XML-based Web services.

Windows Server delivers a platform for powering connected applications, networks, and Web services from the work group to the data center. SQL Server is a database-and-analysis offering for rapidly delivering the next generation of scalable e-commerce, line-of-business, and data-warehousing solutions. Exchange Server, a business tool for e-mail collaboration, enables information workers to gain access to critical business communications. Systems Management Server (SMS) provides a comprehensive solution for change and configuration management of information systems, which we believe enables organizations to provide relevant software and updates to users quickly and cost-effectively. Small Business Server helps small businesses do more with a business server solution that includes messaging and collaboration, security-enhanced Internet access, protected data storage, reliable printing, the ability to run line-of-business applications, and faxing. BizTalk Server is designed to help customers efficiently and effectively integrate systems, employees, and trading partners through manageable business processes, enabling them to automate and orchestrate interactions in a flexible and highly automated manner. Developer tools focus on coordinating the overall programming model for the client and server, creating tools for developing Microsoft .NET-connected applications and services, and fostering synergies between Windows and the Windows Server System offerings.

Information Worker.    The Information Worker segment is responsible for developing and delivering technologies that transform information into impact for people and organizations that create, analyze, communicate, and use information every day. The products in this segment help people to be more productive, with more control over their time and more opportunity to realize their potential. These applications are a critical part of the application architecture for many enterprises, enabling businesses to liberate information from individual silos, become more agile and flexible, and respond more readily to new opportunities.

The segment consists of the Microsoft Office System of programs, servers, services, and solutions. Microsoft Office System 2003, the successor to Microsoft Office XP, was released to market in the first half of fiscal 2004 and has evolved from a suite of personal productivity products to a more comprehensive and integrated system of products designed to increase personal, team, and organization productivity. The Microsoft Office System features integration with Microsoft intranet collaboration technologies, Information Rights Management, and support for industry standard XML. The Microsoft Office System includes the Microsoft Office 2003 Editions, which include (depending upon the edition): Microsoft Office Outlook 2003; Microsoft Office Excel 2003; Microsoft Office PowerPoint 2003; Microsoft Office Word 2003; and Microsoft Office Access 2003. Other products in the Microsoft Office System include: Microsoft Office Visio 2003; Microsoft Office Project 2003; Microsoft Office Project Server 2003; Microsoft Office InfoPath 2003; Microsoft Office OneNote 2003; Microsoft Office Publisher 2003; Microsoft Office FrontPage 2003; and Microsoft Office SharePoint Portal Server 2003. In addition, the Information Worker segment includes Microsoft Office Live Meeting Web conferencing service and professional product support.

Historically, approximately 40 percent of Information Worker billed revenue comes from multi-year license agreements with large enterprises. Revenues from these licenses generally depend upon the number of information workers in a licensed enterprise. Therefore, our revenue from this category of agreements is relatively independent of the number of PCs sold in a given year, but rather depends on the number of employees in a given enterprise.

PAGE	2

 Part I

Item 1

Consequently, general employment levels, particularly in North America and EMEA, significantly affect Information Worker revenue. Approximately 40 percent of Information Worker revenue comes from new licenses acquired through fully packaged product and transactional volume licensing programs to individual consumers and enterprises of all sizes. Most of this revenue is sensitive to information technology budgets, which often depend on general economic conditions. The remaining approximately 20 percent of Information Worker revenue is from licenses to OEMs for new PCs and through sales of retail packaged products and is affected by the relative level of PC shipments.

For fiscal 2004, the segment includes the Small and Mid-Market Solutions & Partners (SMS&P) organization, which is responsible for sales, partner management, partner programs, and customer segment marketing to small and mid-market businesses. During fiscal 2004, we combined the existing small and medium business sales force with the sales and marketing assets of the Microsoft Business Solutions segment to form the SMS&P organization. We announced in the fourth quarter of fiscal 2004 a reorganization which, effective July 1, 2004, will include the SMS&P organization in the Microsoft Business Solutions segment. This change is designed to optimize our focus on delivering business applications to small and mid-market segment businesses.

Microsoft Business Solutions.    The Microsoft Business Solutions segment is responsible for developing and marketing integrated, end-to-end business applications and services designed to help small and mid-market businesses achieve success by becoming more connected with customers, employees, partners, and suppliers. The applications provide integrated, end-to-end automation for financial reporting, distribution, project accounting, electronic commerce, human resources and payroll, manufacturing, supply chain management, business intelligence, sales and marketing management, customer relationship management, and customer service and support.

The segment consists of the businesses generated from Enterprise Resource Planning (Microsoft Great Plains, Microsoft Navision, Microsoft Solomon and Microsoft Axapta – acquired through our purchase of Great Plains and Navision); Microsoft CRM (Customer Relationship Management); Microsoft RMS (Retail Management System); and other business applications and services. Microsoft Business Solutions products are sold, implemented, and supported through a partner network consisting of value-added resellers, systems integrators, consultants, independent software vendors (ISVs), accounting firms (national, regional, and local), application service providers (ASPs), and eBuilders. Microsoft Business Solutions partners provide distribution, marketing, training, and support in the business application customer segment. As described previously, beginning in the first quarter of fiscal 2005, the SMS&P organization, which was part of the Information Worker segment, will be included in the Microsoft Business Solutions segment.

MSN.    MSN is responsible for delivering online services that seek to empower people by bringing them closer to the people and information that matter most to them. MSN provides personal communications services, such as e-mail and instant messaging, and information services such as MSN Search and the MSN portals and channels around the world. MSN manages many of its own properties, including health, autos, and shopping. MSN also creates alliances with leading third parties for many channels, including top partners like MSNBC.com, a joint venture between NBC Universal and Microsoft; Foxsports.com, a property of Fox Entertainment Group; Expedia.com and Match.com, operating units of InterActiveCorp and CareerBuilder.com. MSN provides a variety of paid services resulting in revenue for the segment, including MSN Internet Access, Premium Web Services (consisting of MSN Internet Software Subscription, MSN Hotmail Plus, MSN Bill Pay, and MSN Radio Plus), and MSN Mobile services.

The segment generates revenue principally from advertisers on the MSN Web sites, from consumers through subscriptions and transactions generated from MSN Premium Web Services, and from subscribers to MSN narrowband Internet access. According to studies performed by Nielson Net Ratings and comScore Media Metrix, MSN Web sites are among the most popular on the Internet, visited by more than 350 million unique users every month. MSN Hotmail is one of the world’s largest e-mail services with more than 187 million accounts, and MSN Messenger is one of the world’s largest instant-messaging services with more than 135 million accounts.

Mobile and Embedded Devices.    The Mobile and Embedded Devices segment is responsible for the development and marketing of products that extend the advantages of the Windows platform to many types of devices, including mobile devices that incorporate voice, personal information management, and media capabilities, and a wide variety of other devices designed to improve people’s personal and work lives. Microsoft’s vision for mobile devices is rooted in the convergence of the computing and wireless industries, which brings new opportunities to improve communication and information access for customers. We see software as a key differentiator in making smart devices and wireless data services valuable to customers through rich experiences such as location-based services, media, and speech recognition. We are working closely with mobile operators, hardware and ISV partners to

PAGE	3

 Part I

Item 1

accelerate the development and availability of smart devices and services, and to provide a broad range of choices for customers. Further, the segment is responsible for managing sales and customer relations with device manufacturers and with network service providers, including telecommunications, cable and wireless companies, and host and network equipment providers.

The segment consists of the Windows Mobile software platform, the Windows Embedded device operating system family, MapPoint, and Windows Automotive. The Windows Mobile software platform provides a familiar and integrated customer experience that is the basis for specific products like the Pocket PC, Pocket PC Phone Edition, Smartphone, and new Portable Media Center. Windows Embedded, including Windows CE and Windows XP Embedded, is a family of embedded device software platforms used in non-PC computing devices. Windows Embedded software is used widely in advanced consumer electronics devices, including digital televisions, Internet Protocol (IP)-based set top boxes, network gateways, and portable media players, as well as in enterprise devices such as industrial controllers, retail point-of-sale systems, and voice-over-IP phones. The MapPoint family of location-enabled products and services includes the MapPoint Web Service, a hosted programmable XML Web service that allows developers to integrate location intelligence in applications, business processes and Web sites, and business and consumer oriented mapping CD-ROM products. Windows Automotive is an automotive-grade software platform that provides developers with the building blocks to quickly and reliably create a broad range of advanced telematics solutions.

Home and Entertainment.    The Home and Entertainment segment is primarily responsible for realizing Microsoft’s plans to grow a range of new consumer businesses, building on the Windows platform to offer a broad range of services and applications running on a wide variety of devices in the home. The Home and Entertainment segment is responsible for the development of and business strategy for the Microsoft Xbox video game system, including hardware, third-party games development, games development published under the Microsoft label, Xbox and Xbox Live operations, marketing, research, and sales and support. The segment leads the development efforts of our Home Products Division (HPD) product lines. It also carries out all retail sales and marketing for Microsoft Office, the Windows operating systems, Xbox, games, and HPD products. It is also responsible for the development, sales, and deployment of Microsoft’s TV platform products for the interactive television industry.

Microsoft Xbox, released in fiscal 2002, is our video game console system that delivers high-quality graphics and audio experiences. We offer several types of entertainment products, including classic software games, online games, simulations, and strategy games. HPD includes Microsoft’s line of consumer hardware and software products, such as the Encarta line of learning products and services, the Macintosh applications business, and Microsoft hardware products.

EQUITY METHOD INVESTMENTS

We have entered into joint venture arrangements to take advantage of creative talent and content from other organizations. The majority of our joint ventures are managed by the MSN segment. MSNBC Cable L.L.C., a 24-hour cable news and information channel and MSNBC Interactive News L.L.C., an interactive news service, both of which are owned 50% by us and 50% by National Broadcasting Company (NBC); ninemsn Pty Ltd, an Australian internet portal; and T1MSN, an internet portal serving Mexico are some of our joint venture arrangements.

OPERATIONS

We develop products for sale throughout the world. Our major geographic sales and marketing organizations are the North American Region; the Latin American Region; the Europe, Middle East, and Africa Region (EMEA); Japan; the Asia-Pacific Region; Greater China; and the worldwide OEM channel. To serve the needs of customers around the world, we “localize” many of our products to reflect local languages and conventions, and to improve the quality and usability of the product in international markets. Localizing a product may require modifying the user interface, altering dialog boxes, and translating text. Our research and development facilities are located primarily in Redmond, with smaller facilities located in Mountain View, California; Fargo, North Dakota; Beijing, China; Dublin, Ireland; Vedbaek, Denmark; Hyderabad, India; Haifa, Israel; and Cambridge, England.

We have regional operations centers in Ireland, Singapore, and the greater Seattle area. The centers support all operations in their regions, including information processing and vendor management and logistics. The regional center in Dublin, Ireland, supports the Europe, Middle East, and Africa region; the center in Singapore supports the

PAGE	4

 Part I

Item 1

Japan, Greater China and Asia-Pacific region; and the center in the greater Seattle area supports North America and Latin America. Microsoft Licensing, GP, a wholly-owned entity in Reno, Nevada, manages our original equipment manufacturer (OEM) and certain organizational licensing operations and billing.

We contract most of our manufacturing activities to third parties. Outside manufacturers produce the Xbox, various retail software packaged products, and Microsoft hardware. Our products may include some components that are available from only one or limited sources. Key components that are currently obtained from a single source include the Xbox central processing unit (CPU) from Intel Corporation and the Xbox graphics processing unit (GPU) from NVIDIA Corporation. With the exception of the Xbox CPU and GPU, we generally have the ability to use other custom manufacturers if the current manufacturing vendor becomes unavailable. We generally have multiple sources for raw materials, supplies, and components, and are often able to acquire component parts and materials on a volume discount basis.

Pressure to globalize our pricing structure might require that we reduce the sales price of our software in the United States and other countries. A number of other factors could also have a negative effect on our business and results from operations outside of the United States, including changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for software; social, political, labor, or economic conditions in a specific country or region, including foreign exchange rates; difficulties in staffing and managing foreign operations; and potential adverse foreign tax consequences. We hedge a portion of our international currency exposures, thereby reducing our overall translation exposures.

PRODUCT DEVELOPMENT

During fiscal 2002, 2003, and 2004, research and development expense was $6.30 billion, $6.60 billion, and $7.78 billion respectively. Those amounts represented 22.2%, 20.5%, and 21.1%, respectively, of revenue in each of those years. Fiscal 2002 and 2003 have been restated to reflect the retroactive adoption of SFAS 123, Accounting for Stock-Based Compensation. We plan to continue significant investment on a broad range of research and product development.

Most of our software products are developed internally. We also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products. We believe we are not materially dependent upon licenses and other agreements with third parties relating to the development of our products. Internal development allows us to maintain closer technical control over our products. It also gives us the freedom to decide which modifications and enhancements are most important and when they should be implemented. Product documentation generally is also created internally. We strive to obtain information at the earliest possible time about changing usage patterns and hardware advances that may affect software design. Before releasing new software platforms, we provide application vendors with a range of resources and guidelines for development, training, and testing.

Business and Product Development Strategy.    The key to Microsoft’s growth is innovation. In fiscal 2004, we filed for more than 2,000 patents for new technologies, and we expect that number to increase. We expect these innovations to lead to revenue growth from market expansion, share growth, new scenarios and market opportunities, and value-added through services.

Key areas of focus include:

•	PC Market Growth: It took more than 20 years to grow the worldwide base of PC users to 600+ million. By 2010, we expect this base to grow to 1 billion, due to opportunities in emerging markets and new scenarios and form factors expected to stimulate demand. Our continued success will depend on delivering secure, groundbreaking software and compelling scenarios that capture the imagination of end users. We are working on new PC and Windows designs to make PCs affordable to millions of additional people around the world.

•	New Information Worker Scenarios: We believe one of our biggest growth opportunities is with our existing base of Office users. We plan to pursue this market by delivering new information worker scenarios such as collaboration, authoring, communications, planning and analysis, and expanding the toolset with new technologies such as SharePoint, Live Meeting, OneNote and InfoPath.

PAGE	5

 Part I

Item 1

•	Enhanced Server Position: We believe Windows Server 2003 and our other server offerings provide customers with significant advantages in many areas, including innovation, performance, productivity, applications development tools and environment, security and manageability. In addition, we offer an integrated platform that includes our server and Information Worker applications as well as partner ISV workloads and applications.

•	Reducing Complexity and Cost for IT Professionals and Developers: We believe that building applications, integration, and managing information technology are still too hard for customers. We are working on new ways to further lower costs and speed time to deploy technology for IT professionals and developers. We believe we are already helping reduce costs and increase business value with products such as Windows Server 2003, Visual Studio .NET, SMS 2003, the Dynamic Systems Initiative, and Microsoft Operations Manager 2005.

•	IT Services for Smaller Business and Consumers: The MSN, Windows, and Office teams are working together on a set of integrated IT services for smaller businesses and consumers designed to enhance security, lower costs, and improve the end-user experience in areas such as communication, collaboration, and desktop management.

•	Business Solutions: Microsoft Business Solutions continues to expand its small and mid-market offerings with key investments in technologies for CRM, online services, retail management, and small business. We believe we have a significant opportunity to help this underserved market, while creating great opportunities for ISVs and partners.

•	Non-PC Consumer Electronics: We believe that our work to integrate the richness and intelligence of the PC world with everyday devices such as mobile phones, handheld devices, home entertainment and TV provides a broad new market opportunity. At the center of our efforts are products such as Pocket PC and Smartphone, Portable Media Center, MSTV, MSN TV, Windows Automotive, the Windows Media Center Extender, and other electronic devices built on Windows CE and Windows XP Embedded.

•	Entertainment: Likewise, we believe there is significant opportunity in delivering compelling entertainment experiences in key scenarios such as music, TV, movies, photos and games. Our vision centers on creating new and exciting ways for people to have fun with friends and family with Media Center PCs, devices like Xbox and Portable Media Center, and many of the other applications and services that Microsoft and our partners deliver.

•	Advertising/Information: The value that MSN and our platform bring to advertisers is already significant, as evidenced by the fact that our MSN advertising business today is a $1 billion-plus business. We believe the potential to expand advertising in all our online offerings is significant. In fiscal 2005, we will invest in and deliver improvements in search, music and other information services that should continue to provide good growth opportunities. We believe our industry has only scratched the surface in search. We are making significant investments to improve the user experience and deliver the information people want more efficiently and effectively.

•	Communications: Broadband and wireless technology is increasing the amount of time people spend online. Younger and savvier Internet users want communications experiences to build their social network on any device. We believe professionals and information workers want integrated, secure functionality that help them manage their personal and professional lives: personalized email, instant messaging, contact management, shared calendars, and relationship management. We are pursuing these opportunities by developing communications offerings designed to provide the greatest benefit to consumers and device manufacturers. For example, our Windows Mobile software is the basis for new mobile smartphones and for Portable Media Center devices from leading consumer electronics companies.

DISTRIBUTION, SALES AND MARKETING

We distribute our products primarily through the following channels: OEM; distributors and resellers; and online services. Our six major geographic sales and marketing organizations are the North American Region; the Latin American Region; the Europe, Middle East, and Africa Region; Japan; the Asia-Pacific Region and Greater China.

OEM.    Our operating systems are licensed primarily to OEMs under agreements that grant the OEMs the right to build computing devices based on our operating systems, principally PCs. Under similar arrangements, we also market and license certain server operating systems, desktop applications, hardware devices, and consumer software products to OEMs. We have OEM agreements covering one or more of our products with virtually all of the

PAGE	6

 Part I

Item 1

major PC OEMs, including Acer, Actebis, Dell, eMachines, Fujitsu, Gateway, HP, IBM, NEC, Samsung, Siemens Computers, Sony, and Toshiba. A substantial amount of OEM business is also conducted with system builders, which are low-volume customized PC vendors operating in local markets.

Distributors and Resellers.    We distribute our finished goods products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Organizations license our products primarily through Large Account Resellers (LARs), Direct Market Resellers (DMRs), and value-added resellers. Many organizations that license products through Enterprise Agreements (EAs) now transact directly with us, with sales support from our Enterprise Software Advisor channel partners. These Enterprise Software Advisors typically are also authorized as LARs and operate as resellers for our other licensing programs. Although each type of reselling partner reaches organizations of all sizes, LARs are primarily engaged with large organizations and value-added resellers typically reach the breadth of small- and medium-sized organizations. Some of our distributors include Ingram Micro and Tech Data, and some of our largest resellers include Software Spectrum, Software House International, Dell, CDW, and Insight Enterprises. Individual consumers obtain our products primarily through retail outlets, including Best Buy, Wal-Mart, and Target. We have a network of field sales representatives and field support personnel that solicits orders from distributors and resellers and provides product training and sales support.

We license software to organizations under arrangements that allow the end-user customer to acquire multiple licenses of product. These arrangements are designed to provide organizations with a means of acquiring multiple licenses, without having to acquire separate packaged product through retail channels. In delivering organizational licensing arrangements to the market, we use different programs designed to provide flexibility for organizations of various sizes. While these programs may differ in various parts of the world, generally they are as follows:

Open.    Designed primarily for small-to-medium organizations (5 to over 250 licenses), this program allows customers to acquire perpetual licenses and, at the customer’s election, rights to future versions of software products over a specified time period (generally two years). The offering that conveys rights to future versions of software product over the contract period is called Software Assurance. Software Assurance also provides support, tools, and training to help customers deploy and use software efficiently. Under the Open program, customers can acquire licenses only, or licenses with Software Assurance. They can also renew Software Assurance upon the expiration of existing volume licensing agreements.

Select.    Designed primarily for medium-to-large organizations (greater than 250 licenses), this program allows customers to acquire perpetual licenses and, at the customer’s election, Software Assurance, which consists of rights to future versions of software products, support, tools, and training over a specified time period (generally three years). Similar to the Open program, customers can acquire licenses only, acquire licenses with Software Assurance, or renew Software Assurance upon the expiration of existing volume licensing agreements.

Enterprise Agreement.    The Enterprise Agreement is targeted at medium and large organizations that want to acquire perpetual licenses to software products for all or substantial parts of their enterprise, along with rights to future versions of software products, generally over a three-year period.

Enterprise Subscription Agreement.    The Enterprise Subscription Agreement (ESA) is a time-based, multi-year licensing agreement. Under an ESA, customers acquire the right to use the current version of software products and the future versions that are released during the three-year term of the agreement. At the end of the term, customers may either renew their ESA or exercise a buy-out option to obtain perpetual licenses for the latest version of the covered products. If they do not elect one of these options, then all previously covered software must be uninstalled.

Online Services.    We distribute online content and services through MSN and other online services. MSN delivers Internet access and other premium services and tools to consumers. MSN also delivers online e-mail and messaging communication services as well as information services such as online search and premium content. Microsoft Business Solutions operates the bCentral small-business portal, which is delivered online. The bCentral portal provides tools and expertise for small-business owners to build, market, and manage their businesses online. Other services delivered online include Xbox Live, Microsoft Developer Networks (MSDN) subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling our products and solutions.

PAGE	7

 Part I

Item 1

CUSTOMERS

Our customers include individual consumers, small and medium-sized organizations, enterprises, governmental institutions, educational institutions, Internet Service Providers, application developers, and OEMs. Consumers and small and medium-sized organizations obtain our products primarily through resellers and OEMs. Sales to Dell and its subsidiaries in the aggregate accounted for approximately 10% of fiscal 2004 revenue. These sales were made primarily through our OEM and volume licensing channels. No single customer accounted for more than 10% of revenue in 2002 or 2003. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

COMPETITION

The software business is intensely competitive and subject to rapid technological change, evolving customer requirements, and changing business models in every segment. We face significant competition in all areas of our business. The rapid pace of technological change continually creates new opportunities for existing competitors and start-ups and can quickly render existing technologies less valuable. Customer requirements and preferences continually change as other information technologies emerge or become less expensive, and as concerns such as security and privacy become more important. Our direct competitors include firms adopting alternative business models to the commercial software model. Firms adopting the non-commercial software model typically provide customers with open source software at nominal cost and earn revenue on complementary services and products, without having to bear the full costs of research and development for the open source software. Global software piracy – the unlawful copying and distribution of our copyrighted software products – deprives us of significant amounts of revenue on an annual basis. Future versions of our products compete with the existing versions licensed to our installed base of customers. This means that future versions must deliver significant additional value in order to induce existing customers to purchase a new version of our product.

Our competitive position may be adversely affected in the future by one or more of the factors described in this section, or as yet undefined additional factors that may arise.

Client.    Although we are the leader in PC operating system software products, we face strong competition from well-established companies and entities with differing approaches to the market. Competing commercial software products, including variants of Unix, are supplied by competitors such as IBM, Hewlett-Packard, Apple Computer, Sun Microsystems and others, which are vertically integrated in both software development and hardware manufacturing and have developed operating systems that they preinstall on their own computers. Personal computer OEMs who preinstall third-party operating systems may also license these firms’ operating systems. The Linux operating system, which is also derived from Unix and is available without payment under a General Public License, has gained increasing acceptance as competitive pressures lead personal computer OEMs to reduce costs. The Microsoft Windows operating systems also face competition from alternative platforms, as well as innovative devices that may reduce consumer demand for traditional personal computers. We believe our operating system products compete effectively by delivering better innovation, an easy-to-use interface, compatibility with a broad range of hardware and software applications, and the largest support network for any operating system.

Server and Tools.    Our server operating system products face intense competition from a wide variety of competing server operating systems and server applications, offered by firms with a variety of market approaches. Vertically integrated computer manufacturers such as IBM, Hewlett-Packard, Sun Microsystems and others offer their own variant of Unix preinstalled on server hardware, and nearly all computer manufacturers offer server hardware for the Linux operating system. IBM’s endorsement of Linux has accelerated its acceptance as an alternative to both traditional Unix and Windows server operating systems. Linux’s competitive position has also benefited from the large number of compatible applications now produced by many leading commercial software developers as well as non-commercial software developers. A number of companies supply versions of Linux, including Novell and Red Hat.

We compete in the business of providing enterprise-wide computing solutions with several companies that provide competing solutions as well as middleware technology platforms. IBM and Sun Microsystems lead a group of companies focused on the Java 2 Platform Enterprise Edition (J2EE). Commercial software developers that provide competing server applications for the PC-based distributed client/server environments include Oracle, IBM, and Computer Associates. There are also a number of non-commercial software server applications available.

PAGE	8

 Part I

Item 1

Numerous commercial software vendors offer competing commercial software applications for connectivity (both Internet and intranet), security, hosting, and e-business servers. Additionally, IBM has a large installed base of Lotus Notes and cc:Mail, both of which compete with our collaboration and e-mail products. There are also a significant number of non-commercial software products that compete with our solutions, including Apache Web Server.

Our developer products compete against offerings from BEA Systems, Borland, IBM, Macromedia, Oracle, Sun Microsystems, and other companies.

We believe that our server products provide customers with significant advantages in innovation, performance (both relative to total costs of ownership and in absolute terms), productivity, applications development tools and environment, compatibility with a broad base of hardware and software applications, security, and manageability.

Information Worker.    While we are the leader in business productivity software applications for personal computers, competitors to the Microsoft Office System include many software application vendors such as Apple, Corel, IBM, Oracle, Sun Microsystems, and local application developers in Europe and Asia. IBM and Corel have significant installed bases with their office productivity products, and both have aggressive pricing strategies. Also, Apple and IBM preinstall certain of their application software products on various models of their PCs, competing directly with our applications. Corel’s suite and Sun Microsystems’ Star Office are aggressively priced and attractive for OEMs to preinstall on low-priced PCs. The OpenOffice.org project provides a freely downloadable cross-platform application that is gaining popularity in certain market segments. In addition to traditional client-side applications, Web-based offerings such as SimDesk provide an alternative to Microsoft Office System products. In addition, IBM has a significant installed base of messaging and collaboration software. We believe that our products compete effectively by providing customers significant benefits, such as ease of use, personal productivity, support for effective teaming and collaboration, and better information management and control, and by providing many customers a lower total cost of ownership than alternatives.

Microsoft Business Solutions.    The small and mid-market business applications segment is highly fragmented and is intensely competitive in all sectors where we compete. We face competition from a large number of companies in this business. Well-known vendors focused on small and mid-market business solutions, such as Intuit and Sage (along with many others), compete against us for a portion of this segment. In addition, large-enterprise focused vendors, such as Oracle, PeopleSoft, and SAP, are repositioning some of their business applications to focus on small and medium-sized business and thus also compete against us for a portion of this segment. In addition, there are thousands of other vendors in specific localities or industries that offer their own enterprise resource planning (ERP), customer relationship management (CRM), and/or analytic solutions. We believe that our business applications products across financial management, supply chain management, and CRM compete effectively in our target segments by offering solutions and services that address multiple segment needs across industries through consistent innovation in product functionality delivered through a growing network of partners.

MSN.    MSN competes with Yahoo!, Google, AOL, Earthlink, U.S. cable and DSL providers, and a vast array of Web sites and portals that offer content and online services of all types. MSN also competes with traditional advertising and print media. As the broadband access market grows, we expect to have increasing opportunities to deliver rich and compelling services and experiences for consumers. MSN’s advertising revenue has grown considerably over the last year, and we expect this trend to continue in display advertising as well as in search-based advertising, as online advertising continues to gain market acceptance. This growth has led to competitors aggressively pursuing both advertisers and consumers with expanded offerings and new technology. We are building our own algorithmic search engine and investing to support the continued growth of our advertising business. Due to the continuing trend of consumers migrating from narrowband to broadband Internet access, we expect our narrowband Internet access subscriber base to decline. We believe our competitive advantage comes from our ability to empower people globally through information software and services that help them find, discover, and experience what they want online.

Mobile and Embedded Devices.    Windows Mobile software faces substantial competition from Nokia, Openwave Systems, PalmSource, QUALCOMM, and Symbian. The embedded operating system market is highly fragmented with many competitive offerings. Key competitors include IBM, Wind River, and versions of embeddable Linux from commercial Linux vendors such as Metrowerks and MontaVista Software. MapPoint competitors include DeLorme, MapInfo, Mapquest.com, Rand McNally, Webraska Mobile Technologies, and Yahoo! The telematics market is also highly fragmented, with competitive offerings from IBM and automotive suppliers building on various real-time

PAGE	9

 Part I

Item 1, 2

operating system platforms from commercial Linux vendors, QNX Software Systems, Wind River, and others. We believe that our products compete effectively by providing a familiar development framework that enables developers to easily write and deploy innovative applications for mobile or embedded devices; providing a flexible platform that allows customers and partners to build differentiated and profitable business models; and providing end users significant benefits such as ease of use, personal productivity, and better information management and control.

Home and Entertainment.    The home and entertainment business is highly competitive and is characterized by limited platform life cycles, frequent introductions of new products and titles, and the development of new technologies. The markets for our products are characterized by significant price competition, and we anticipate continued pricing pressure from our competitors. These pressures have, from time to time, required us to reduce prices on certain products. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with substantial financial and marketing resources. We compete primarily on the basis of price, product quality and variety, timing of product releases, and effectiveness of distribution and marketing.

Our Xbox hardware business competes with console platforms from Nintendo and Sony, both of which have a large established base of customers. In addition to competing against software published for non-Xbox platforms, our games business also competes with numerous companies that have been licensed by us to develop and publish software for the Xbox console. These competitors include Acclaim Entertainment, Activision, Atari, Capcom, Eidos, Electronic Arts, Sega, Take-Two Interactive, Tecmo, THQ, and Ubi Soft, among others. Success in the games business is increasingly driven by hit titles, which are difficult to develop and require substantial investments in development and marketing. In addition, other forms of entertainment such as music, motion pictures, and television compete against our entertainment software for consumer spending. We believe that our Xbox products compete effectively by providing customers benefits such as superior game console performance, exclusive game content, and innovative online multiplayer gaming through Xbox Live. Our PC hardware products face aggressive competition from computer and other hardware manufacturers, many of which are also current or potential partners.

EMPLOYEES

As of June 30, 2004, we employed approximately 57,000 people on a full-time basis, 37,000 in the United States and 20,000 internationally. Of the total, 24,000 were in product research and development, 16,000 in sales and marketing, 11,000 in product support and consulting services, 2,000 in manufacturing and distribution, and 4,000 in general and administration. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is excellent.

AVAILABLE INFORMATION

Our Internet address is www.microsoft.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the SEC. Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 2.    PROPERTIES

Our corporate offices consist of approximately 8.9 million square feet of office building space located in King County, Washington: 7.5 million square feet of that total is corporate campus space situated on slightly more than 300 acres of owned land and approximately 1.4 million square feet is leased. We are currently renovating two buildings with approximately 392,000 square feet that we plan to occupy in fiscal 2005. To accommodate future expansion needs we purchased approximately 63 acres, and have an option to purchase approximately 45 additional acres in Issaquah, Washington, which can accommodate 2.1 million square feet of additional office space. We own approximately 576,000 square feet of office building space domestically (outside of the Puget Sound corporate campus) and lease many sites domestically totaling approximately 2.8 million square feet of office building space.

PAGE	10

 Part I

Item 2, 3, 4

We occupy many sites internationally, totaling approximately 6.1 million square feet that is leased and approximately 223,000 square feet that is owned. These facilities include our European Operations Center that leases a 187,000 square-foot campus in Dublin, Ireland, a 56,000 square-foot disk duplication facility in Humacao, Puerto Rico, and a 96,000 square-foot facility in Singapore for our Asia Pacific Operations Center and Regional headquarters. Leased office building space includes the following locations: Tokyo, Japan 459,000 square feet; Unterschleissheim, Germany 381,000 square feet; Les Ulis, France 261,000 square feet; Reading, England 241,000 square feet; and Mississauga, Canada 235,000 square feet. In addition to the above, we have various product development facilities, both domestically and internationally, as described in “Operations” above.

Our facilities are fully used for current operations of all segments, and suitable additional space is available to accommodate expansion needs.

ITEM 3.    LEGAL PROCEEDINGS

See Note 17 – Contingencies of the Notes to Financial Statements (Item 8) for information regarding legal proceedings.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal 2004.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of August 25, 2004 were as follows:

Name	Age	Position with the Company
William H. Gates III	48	Chairman of the Board; Chief Software Architect
Steven A. Ballmer	48	Chief Executive Officer
James E. Allchin	52	Group Vice President, Platforms Group
Robert J. (Robbie) Bach	42	Senior Vice President, Home and Entertainment
Douglas J. Burgum	48	Senior Vice President, Microsoft Business Solutions
David W. Cole	42	Senior Vice President, MSN and Personal Services Group
John G. Connors	45	Senior Vice President; Chief Financial Officer
Jean-Philippe Courtois	44	Senior Vice President; CEO, Microsoft Europe, Middle East, and Africa
Kenneth A. DiPietro	45	Corporate Vice President, Human Resources
Kevin R. Johnson	43	Group Vice President, Worldwide Sales, Marketing and Services
Michelle (Mich) Mathews	37	Corporate Vice President, Marketing
Craig J. Mundie	55	Senior Vice President; Chief Technical Officer, Advanced Strategies and Policy
Jeffrey S. Raikes	46	Group Vice President, Information Worker Business
Eric D. Rudder	37	Senior Vice President, Server and Tools Business
Bradford L. Smith	45	Senior Vice President, General Counsel and Secretary
David Vaskevitch	51	Senior Vice President; Chief Technical Officer, Business Platforms

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

Mr. Bach was named Senior Vice President, Home and Entertainment in March 2000. He had been Vice President, Home and Retail since March 1999. Before holding that position, he had been Vice President, Learning, Entertainment and Productivity, and Vice President, Desktop Applications Marketing since 1996. Mr. Bach joined Microsoft in 1988.

PAGE	11

 Part I

Item 4

Mr. Burgum joined the Company as Senior Vice President upon Microsoft’s acquisition of Great Plains Software, Inc. in April 2001. Prior to the acquisition, he had served as the Chairman and Chief Executive Officer of Great Plains. He joined Great Plains in 1983.

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

Mr. Johnson was named Group Vice President, Worldwide Sales, Marketing and Services in March 2003. He had been Senior Vice President, Microsoft Americas since February 2002. Mr. Johnson had been Senior Vice President, U.S. Sales, Marketing, and Services since August 2001, and before that Vice President, U.S. Sales, Marketing and Services. He joined Microsoft in 1992.

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

Mr. Raikes was named Group Vice President, Information Worker Business in June 2004. He had been Group Vice President, Productivity and Business Services since August 2000. Mr. Raikes had been Group Vice President, Sales and Support since July 1998. Mr. Raikes joined Microsoft in 1981.

Mr. Rudder was named Senior Vice President, Server and Tools Business in June 2003. Prior to assuming that role, he was responsible for managing Developer and Platform Evangelism. Mr. Rudder joined Microsoft in 1988.

Mr. Smith was named Senior Vice President, General Counsel and Secretary in November 2001. He had been Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. He joined Microsoft in 1993.

Mr. Vaskevitch was named Senior Vice President and Chief Technical Officer, Business Platforms in August 2001. He had been Senior Vice President, Business Applications since March 2000. Mr. Vaskevitch had been Senior Vice President, Developer since December 1999. Before holding that position, he had been Vice President, Distributed Applications Platform. He joined Microsoft in 1986.

PAGE	12

 Part II

Item 5

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol MSFT. On August 10, 2004, there were 141,975 registered holders of record of our common stock. The high and low common stock prices per share were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal 2003
Common stock price per share:
High	$27.43	$29.12	$28.49	$26.37	$29.12
Low	21.42	21.89	22.80	23.67	21.42

Fiscal 2004
Common stock price per share:
High	$29.96	$29.35	$28.80	$28.57	$29.96
Low	25.54	25.10	24.15	25.08	24.15

In September 2003, our board of directors declared a common stock dividend of $0.16 per share, which was paid in November 2003. That was the only dividend declared or paid in fiscal 2004. Our dividend policy is based on, among other considerations, our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to our business model.

On July 20, 2004, our board of directors approved a quarterly dividend of $0.08 per share payable on September 14, 2004, to shareholders of record on August 25, 2004. In addition, the board approved a plan to buy back up to $30 billion in Microsoft common stock over the next four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. The board also approved a one-time special dividend of $3.00 per share, or approximately $32 billion, subject to shareholder approval of stock plan amendments that will allow certain adjustments to employee equity compensation awards to offset the impact of the special dividend. The special dividend will be payable on December 2, 2004, to shareholders of record on November 17, 2004, conditioned upon shareholder approval of amendments to the employee stock plans at the annual meeting of shareholders scheduled to be held November 9, 2004.

We did not repurchase any of our shares in the fourth quarter of fiscal 2004.

PAGE	13

 Part II

Item 6

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Year Ended June 30	2000(1)	2001(1,2)	2002(1,3)	2003(1,4)	2004

Revenue	$22,956	$25,296	$28,365	$32,187	$36,835
Operating income	11,006	11,720	8,272	9,545	9,034
Income before accounting change	9,421	7,721	5,355	7,531	8,168
Net income	9,421	7,346	5,355	7,531	8,168
Diluted earnings per share before accounting change	$0.85	$0.69	$0.48	$0.69	$0.75
Diluted earnings per share	$0.85	$0.66	$0.48	$0.69	$0.75
Cash dividends per share	$–	$–	$–	$0.08	$0.16
Cash and short-term investments	23,798	31,600	38,652	49,048	60,592
Total assets	51,694	58,830	69,910	81,732	92,389
Stockholders’ equity	41,368	47,289	54,842	64,912	74,825

(1)	The financial data presented for fiscal 2002 and 2003 has been restated as prescribed by SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure and amendment of FASB Statement No. 123, to reflect the retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation as discussed in Note 13. The information presented for 2000 and 2001 has not been restated. If fiscal 2000 had been restated, the operating income and net income would have been $9,113 million and $8,172 million. If fiscal 2001 had been restated, the operating income and net income would have been $8,343 million and $5,084 million.
(2)	Fiscal 2001 includes an unfavorable cumulative effect of accounting change of $375 million or $0.03 per diluted share, reflecting the adoption of SFAS No. 133. Fiscal 2001 also includes the acquisition of Great Plains Software, Inc. for approximately $1.1 billion in stock.
(3)	Fiscal 2002 includes a $1.25 billion (pre-tax) gain on the sale of Expedia, Inc.
(4)	Fiscal 2003 includes the acquisition of Navision a/s, Rare Ltd. and Placeware, Inc. for a total of $1.23 billion in cash and $788 million in stock and other consideration.

PAGE	14

 Part II

Item 7

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR 2002, 2003, AND 2004

Management’s Discussion and Analysis (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Issues and Uncertainties” and elsewhere in this report.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes (“Notes”).

We generate revenues, income and cash flows by developing, manufacturing, licensing, and supporting a wide range of software products for many computing devices. Our software products include operating systems for servers, personal computers (PCs), and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; and software development tools. We provide consulting and product support services, and we train and certify system integrators and developers. We sell the Xbox video game console and games, PC games and peripherals. Online communication services and information services are delivered through our MSN portals and channels around the world.

We also research and develop advanced technologies for future software products. Delivering breakthrough innovation and high-value solutions through our integrated platform are the key to meeting customer needs and to our future growth.

We believe that over the last few years we have laid a foundation for long-term growth, delivering innovative new products, creating opportunity for partners, improving customer satisfaction with key audiences, putting some of our most significant legal challenges behind us, and solidifying internal processes. Our focus in fiscal 2005 is building on this foundation and executing well in key areas, including continuing to innovate on our integrated software platform, delivering compelling value propositions to customers, responding effectively to customer and partner needs, and continuing to focus internally on product excellence, business efficacy, and accountability across the company.

Key market opportunities include:

•	Meeting the needs of a growing worldwide base of PC users, which we project will top 1 billion by 2010;

•	Delivering new scenarios such as collaboration, authoring, communicating, planning, and analysis for information workers;

•	Continuing to compete against Linux and Unix for commercial workloads;

•	Reducing complexity and cost for IT professionals and developers;

•	Delivering IT services for smaller business, and consumers;

•	Creating and delivering business solutions for small and mid-market segments;

•	Creating non-PC consumer electronics in areas such as mobile phones, handheld devices, home entertainment and TV;

•	Delivering compelling entertainment experiences in areas such as music, TV, movies, photos, and games;

•	Expanding online advertising, and advances in search, music and other information services;

•	Delivering integrated communications services for consumers and information workers.

For fiscal 2005, we believe industry-wide factors such as PC unit growth and the success of non-commercial software could significantly affect our results of operations and financial condition. PC unit growth was very strong in fiscal 2004, increasing approximately 13% from fiscal 2003. We do not expect similar growth to occur in fiscal 2005.

PAGE	15

 Part II

Item 7

We believe that PC unit shipments will grow 7% to 9%, resulting in a forecasted fiscal 2005 Client revenue growth rate that we believe will be between 5% and 7%.

We continue to watch the evolution of open source software development and distribution, and continue to differentiate our products from competitive products including those based on open source software. We believe that Microsoft’s share of server units grew modestly in fiscal 2004, while Linux distributions rose slightly faster on an absolute basis. The increase in Linux distributions reflects some significant public announcements of support and adoption of open source software in both the server and desktop markets in the last year. To the extent open source software products gain increasing market acceptance, sales of our products may decline, which could result in a reduction in our revenue and operating margins.

Additionally, due primarily to our announced special dividend and quarterly dividend payments, if continued, we expect investment balances and resulting investment income to decrease significantly in fiscal 2005.

We have approximately $1.1 billion in original Upgrade Advantage contract value that will reach their expiration dates in the first quarter of fiscal 2005. This revenue was recognized over the last two years and in the first quarter of fiscal 2005 the contract period expires.

Summary

(In millions, except percentages)	2002	2003	Percentage inc./ (dec.)	2004	Percentage inc./ (dec.)

Revenue	$28,365	$32,187	13%	$36,835	14%
Operating income	$8,272	$9,545	15%	$9,034	(5)%

Our revenue growth for fiscal 2004 was driven by licensing of Windows Client operating systems through OEMs; Windows Server operating systems, Office, and other server applications as a result of growth in PC and server hardware shipments; and the continuing impact from multi-year licensing that occurred prior to the transition to our Licensing 6.0 program in the first quarter of fiscal 2003. We estimate growth in PC shipments was 13% during fiscal 2004, reflecting global economic improvement, which led to strength in the consumer segment in the first half of fiscal 2004 and to replacement PC and notebook sales in the enterprise segment in the second half of fiscal 2004. We estimate that total server hardware shipments grew 16%, with Windows Server shipments growing faster than the overall sector at 18% in fiscal 2004. The net impact of foreign exchange rates on revenue was positive in fiscal 2004, primarily due to a relative strengthening of most foreign currencies versus the U.S. dollar. Had the rates from the prior year been in effect in fiscal 2004, translated international revenue earned in local currencies would have been approximately $1.10 billion lower. We hedge a portion of our international currency exposures, thereby reducing our overall translation exposure. Prior to the July 31, 2002 Licensing 6.0 transition date, we experienced a significant increase in multi-year licensing arrangements as customers enrolled in our maintenance programs, primarily Upgrade Advantage. Revenue growth in fiscal 2003 was driven primarily by multi-year licensing that occurred before the Licensing 6.0 transition date in the first quarter of fiscal 2003. The revenue growth also reflected a $933 million or 13% increase associated with OEM licensing of Microsoft Windows operating systems and a $309 million or 23% increase in revenue from Microsoft Xbox video game consoles. Revenue growth in fiscal 2002 was led by the addition of $1.35 billion of Xbox video game system revenue and $1.20 billion of revenue growth from Microsoft Windows XP Professional and Home operating systems.

For fiscal 2004, the operating income decline of $511 million was primarily caused by the $2.53 billion of charges related to the Sun Microsystems settlement and a fine imposed by the European Commission in the third quarter of fiscal 2004 and $2.21 billion of stock-based compensation expense related to our employee stock option transfer program in the second quarter of fiscal 2004. Operating income was positively influenced by the revenue growth described above and operational improvements in our MSN business. In fiscal 2003, the growth in operating income reflected an increase of $3.82 billion in revenue, partially offset by an increase of $2.55 billion in operating expenses, primarily related to employee and related costs associated with additional headcount and increased legal settlement expenses, primarily the Time Warner settlement charge of $750 million. In fiscal 2002, the growth in operating income reflected an increase of $3.07 billion in revenue, substantially offset by an increase of $3.14 billion in operating expenses, which included the onset of costs related to Xbox video game systems.

We adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, on July 1, 2003 and restated prior periods to reflect compensation cost under the recognition provisions of SFAS 123 for

PAGE	16

 Part II

Item 7

all awards granted to employees after July 1, 1995. Stock-based compensation expenses are included in operating expenses as part of headcount-related costs. Total stock-based compensation costs included in operating expenses were $5.73 billion in fiscal 2004, $3.75 billion in fiscal 2003, and $3.78 billion in fiscal 2002.

In fiscal 2005, we do not expect revenue to grow at similarly high rates as fiscal 2004, even if information technology spending continues to improve. While we expect general economic conditions to remain stable with the improvements seen in the second half of fiscal 2004, we expect PC and server unit shipment growth rates to decline in fiscal 2005 from the high growth rates in fiscal 2004. We estimate PC shipments will grow from 7% to 9% and Server unit shipments will grow from 13% to 15% in fiscal 2005 compared to fiscal 2004. These lower growth rates may cause slower revenue growth in fiscal 2005. We are anticipating little or no year-over-year foreign exchange rate benefit in fiscal 2005.

We anticipate that we will renew between 10% and 30% of the expiring Upgrade Advantage program revenue through conversions to Software Assurance or migration to Enterprise Agreements. Total revenue expected to be recognized in our Information Worker, Server and Tools, and Client businesses from previously deferred Upgrade Advantage revenue is $56 million.

MSN had a strong year in fiscal 2004 with revenue growth of 13% driven by over 40% growth in advertising revenue. In fiscal 2005, we expect MSN to see growth in advertising revenue and subscription and transaction revenue from premium Web services, partially offset by a reduction in access revenue as narrowband subscribers continue to decline. Accordingly, we do not expect the same level of revenue growth for MSN in fiscal 2005.

Home and Entertainment revenue grew moderately in fiscal 2004. We do not expect significant growth in Home and Entertainment in fiscal 2005 as price reductions in the second half of fiscal 2004 related to the late stage of the Xbox lifecycle are expected to lead to lower revenue for the Xbox business.

We expect our operating income growth in fiscal 2005 to exceed our revenue growth. Operating income is expected to reflect lower operating expenses due to the absence of certain legal settlements which occurred in fiscal 2004, lower stock-based compensation costs, and benefits achieved through continued progress in our previously announced cost efficacy initiative. We expect that our segments in fiscal 2004 that reported a segment operating loss – Mobile and Embedded Devices, Microsoft Business Solutions, and Home and Entertainment – will make significant progress toward segment profitability in fiscal 2005 with improved operations.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Our seven segments are: Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment.

The revenue and operating income/(loss) amounts MD&A are presented on a basis consistent with U.S. GAAP applied at the segment level. Certain corporate level expenses have been excluded. Those expenses primarily include corporate operations related to sales and marketing, product support services, human resources, legal, finance, IT, corporate development and procurement activities, research and development and other costs, and accrued legal contingencies. Corporate expenses were $3.08 billion, $3.74 billion and $4.66 billion in fiscal 2002, 2003 and 2004 respectively. Segment information appearing in Note 18 – Segment Information of the Notes to Financial Statements is presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

The tables that follow below for each segment present our segment revenue and operating income, determined on a basis consistent with U.S. GAAP:

Client

(In millions, except percentages)	2002	2003	Percentage inc./ (dec.)	2004	Percentage inc./ (dec.)

Revenue	$9,360	$10,394	11%	$11,546	11%
Operating income	$7,105	$8,017	13%	$8,015	nm

PAGE	17

 Part II

Item 7

Client includes revenue from Windows XP Professional and Home, Windows 2000 Professional, and other standard Windows operating systems. The growth of the Client segment’s revenue is largely correlated with the growth of purchases of PCs from OEMs that pre-install versions of Windows operating systems.

Client revenue increase was driven by a 14% growth in OEM licenses and 16% growth in OEM revenue on increased consumer PC unit shipments in the first half of the fiscal year and growth in business PC unit shipments in the second half of fiscal 2004. Revenue from commercial and retail licensing declined 4% due to lower revenue earned from Upgrade Advantage licensing agreements and lower packaged product sales. In fiscal 2003, Client revenue growth was driven by OEM licensing revenue growth of $933 million and a 9 percentage point increase in the mix of the higher priced Windows Professional operating systems, the majority of which was in the OEM channel. Windows Professional revenue growth for fiscal 2003 was $1.59 billion, or 31%, compared to fiscal 2002. The Windows Professional growth in fiscal 2003 was partially offset by a $573 million decline in revenue from earlier versions of Windows operating systems.

Client operating income was flat for fiscal 2004 compared to fiscal 2003 due to increased operating expenses primarily related to the charge for the Sun Microsystems settlement of $700 million in the third quarter of fiscal 2004 and $307 million of stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal 2004, offset by growth in revenue. Operating income for fiscal 2003 increased primarily as a result of the 11% growth in revenue, partially offset by an increase in operating expenses, largely attributed to headcount additions and related costs.

We estimate that PC market growth will be from 7% to 9% in fiscal 2005. We expect emerging markets to continue to outpace mature market growth rates and we expect to hold our share in these respective markets. The differential market growth rate is expected to result in lower unit license growth in the OEM business and lower revenue growth, as piracy continues to be problematic in emerging markets, and significant price changes are not anticipated. We plan to continue our efforts to increase premium product mix but expect to see only modest improvements in fiscal 2005. The Client commercial and retail licensing revenues are expected to continue to lag behind overall Client revenue growth. We expect operating profits as a percentage of Client revenue to improve in fiscal 2005, due to the legal settlements expenses and stock-based compensation expense from the employee stock option transfer program in fiscal 2004. Major investments in fiscal 2005 include development of the Windows Client next generation operating system (Longhorn), security programs, and marketing initiatives, including those related to Windows XP Service Pack 2 and other new products.

Server and Tools

(In millions, except percentages)	2002	2003	Percentage inc./ (dec.)	2004	Percentage inc./ (dec.)

Revenue	$6,157	$7,140	16%	$8,483	19%
Operating income	$747	$1,121	50%	$96	(91)%

Server and Tools consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other servers. It also includes developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services. Growth in the overall market for information technology, both hardware and software, is the principal driver for Server and Tools revenue growth. The segment concentrates on licensing products, applications, tools, content, and services that make information technology professionals and developers more productive and efficient. Products are sold through OEMs, distributors, direct to customers, and through one-time licenses or multi-year volume license agreements.

We estimate that overall server hardware shipments grew 16% in fiscal 2004 compared to the prior year. Server and Server applications revenue, including CAL revenue, grew $1.28 billion or 25% driven primarily by an estimated 18% increase in Windows-based server shipments resulting in 15% growth in new Windows Server licenses, and by favorable conversion of revenue billed in foreign currencies to U.S. dollars. Consulting and Premier product support services revenue increased $189 million or 19% compared to fiscal 2003 due to increased customer penetration from new product offerings. Revenue from developer tools, training, certification, and Microsoft Press and other services declined $128 million or 14% compared to fiscal 2003 due to recognition of revenue deferred in prior years. Foreign exchange rates contributed approximately $350 million or 5% of Server and Tools revenue growth.

PAGE	18

 Part II

Item 7

Total Server and Tools revenue grew $983 million or 16% in fiscal 2003, driven by an increase in Windows-based server shipments and growth in SQL Server and Exchange revenue. Windows Server and CALs revenue grew $787 million or 18% from fiscal 2002 as a result of increased new and anniversary multi-year licensing agreements. Consulting and Premier product support services increased $91 million or 10% compared to fiscal 2002. Revenue from developer tools, training, certification, Microsoft Press, and other services increased $105 million or 13% from fiscal 2002.

Server and Tools operating income for fiscal 2004 declined primarily due to the charge for the Sun Microsystems settlement of $1.22 billion in the third quarter of fiscal 2004 and $651 million of stock-based compensation costs from the employee stock option transfer program in the second quarter of fiscal 2004. Server and Tools operating income for fiscal 2003 grew 50%, primarily as a result of the 16% increase in revenue.

We anticipate that overall server hardware shipments will grow from 13% to 15% in fiscal 2005 and new licenses of Windows Server operating system will grow slightly faster than the overall market. We believe that Windows Server 2003 shipments will create opportunities for sales of Windows Server System products. However, we face strong competition from the Linux-based, Unix, and other server operating systems. In addition, Server and Tools net revenue for fiscal 2005 will be unfavorably affected by the absence of revenue earned from our Upgrade Advantage program and no anticipated foreign exchange benefit.

Information Worker

(In millions, except percentages)	2002	2003	Percentage inc./ (dec.)	2004	Percentage inc./ (dec.)

Revenue	$8,212	$9,229	12%	$10,800	17%
Operating income	$5,932	$6,486	9%	$7,151	10%

Information Worker consists of the Microsoft Office System of programs, servers, services, and solutions designed to increase personal, team, and organization productivity. Information Worker includes Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, other information worker products including Microsoft LiveMeeting and OneNote, and professional product support services. Most revenue from this segment comes from licensing our Office System products. Revenue growth depends on the ability to add value to the core Office product set and expand our product offerings in other Information Worker areas such as document lifecycle and collaboration.

Revenue growth for fiscal 2004 from volume licensing, retail packaged product and pre-installed versions of Office in Japan was 15% in aggregate. This increase was driven by recognition of unearned revenue primarily from a large increase in multi-year licenses signed prior to the transition to our Licensing 6.0 programs and approximately $110 million related to the launch of Office 2003. OEM licensing revenue grew 29% or $325 million. Foreign exchange rates provided approximately $485 million or 5% of total Information Worker revenue growth. The $1.02 billion or 12% increase in revenue in fiscal 2003 compared to fiscal 2002 was primarily due to growth in Office suites revenue associated with new and anniversary multi-year licensing agreements and a $264 million or 28% increase in revenue from the combined total of Microsoft Project, Microsoft Visio, and other stand-alone applications.

Information Worker operating income in fiscal 2004 increased from the prior year primarily due to growth in revenue, partially offset by an increase in operating expenses, primarily related to $351 million of stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal 2004 and higher sales and marketing expenses. Information Worker operating profit for fiscal 2003 grew 9% compared to fiscal 2002, led by the 12% increase in revenue and partially offset by a 20% growth in operating expenses related to headcount additions and marketing expenses.

Fiscal 2005 Information Worker revenue is expected to be similar to fiscal 2004. We are expecting a reduction in revenue earned from our Upgrade Advantage licensing agreements and no anticipated foreign exchange rate benefit. The significant reduction in Upgrade Advantage earned revenue is expected to be offset by sustained momentum in our OEM and multi-year licensing offerings and increased purchasing of Office System 2003 as enterprises complete their product evaluations.

PAGE	19

 Part II

Item 7

Microsoft Business Solutions

(In millions, except percentages)	2002	2003	Percentage inc./ (dec.)	2004	Percentage inc./ (dec.)

Revenue	$308	$567	84%	$667	18%
Operating loss	$(301)	$(309)	3%	$(255)	(17)%

Microsoft Business Solutions includes Microsoft Great Plains, Microsoft Navision, Microsoft Axapta, Microsoft Solomon, Microsoft CRM, MBN/Retail Manager and other business applications and services. Our revenue is generally derived from developing and marketing integrated, end-to-end business applications and services designed to help small and mid-market businesses. The small and mid-market business applications market is highly fragmented and is intensely competitive in all sectors. Microsoft Business Solutions revenues are affected by the general economic environment and enterprise information technology spending in particular.

The revenue increase in fiscal 2004 was primarily attributable to continued growth in licensing of Navision and Axapta ERP products, and new sales of Microsoft CRM. Microsoft Business Solutions revenue for fiscal 2003 grew $259 million from fiscal 2002, of which $246 million was attributable to the acquisition of Navision at the beginning of the fiscal year.

The operating loss for fiscal 2004 declined from fiscal 2003 due to the increase in revenue and lower operating expenses including $42 million of lower amortization costs, partially offset by $27 million in stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal 2004. Microsoft Business Solutions operating loss for fiscal 2003 increased from fiscal 2002 primarily due to operating losses associated with Navision, increases in sales and marketing expenses, research and development expenses, and acquisition-related costs.

We announced in the fourth quarter of fiscal 2004 a plan to align and include the Small and Mid-Market Solutions & Partners (SMS&P) organization in the Microsoft Business Solutions segment. This change is designed to optimize our focus on delivering business applications to small and mid-market segment businesses. The SMS&P organization is currently part of the Information Worker segment. This reorganization will result in a corresponding change to the Microsoft Business Solutions and Information Worker reported results, primarily from the reorganization of approximately $100 million in revenue and costs associated with our Partner program offerings, which will move from Information Worker segment to Microsoft Business Solutions. In fiscal 2005, we expect continued growth for Microsoft Business Solutions through CRM, Axapta, Navision, and Great Plains product lines with increased sales and marketing focus from the SMS&P organization, and new product launches for Great Plains and Navision.

MSN

(In millions, except percentages)	2002	2003	Percentage inc./ (dec.)	2004	Percentage inc./ (dec.)

Revenue	$1,571	$1,953	24%	$2,216	13%
Operating income/(loss)	$(909)	$(567)	(38)%	$121	nm

The MSN segment includes personal communications services, such as e-mail and instant messaging, and information services, such as MSN Search and the MSN portals and channels around the World. MSN also provides a variety of paid services resulting in revenue for the segment including MSN Internet Access, and MSN Premium Web Services. Revenue is principally generated from advertisers on MSN, from consumers through subscriptions and transactions generated from MSN Premium Web Services and from subscribers to MSN Narrowband Internet Access.

In fiscal 2004, MSN advertising revenue increased $360 million or 43% as a result of growth in paid search and growth in the overall Internet advertising market. This increase was partially offset by a decline of $168 million or 15% in Internet access revenue, primarily from the migration of internet access subscribers to broadband or other competitively priced Internet service providers. Revenue from subscription and transaction services other than Internet access increased $71 million in fiscal 2004 to $95 million. At the end of the current fiscal year, MSN had 4.3 million internet access subscribers compared to 6.5 million at the end of the prior fiscal year and 8.8 million total subscribers compared to 8.6 million at the end of the prior year. In addition, MSN has over 350 million unique users

PAGE	20

 Part II

Item 7

monthly, 187 million active Hotmail accounts, and 135 million active Messenger accounts. Compared to fiscal 2002, MSN advertising revenue grew $270 million or 48% in fiscal 2003 as a result of growth in paid search and strong online advertising sales across all geographic regions. MSN subscription revenue grew $112 million or 11% in fiscal 2003 reflecting an increase in the number of paying non-promotion subscribers.

MSN reached segment profitability in the first quarter of fiscal 2004 and was profitable for the full fiscal year. The improvement in profitability was primarily driven by an increase in revenue from advertising in both display and paid search, a decline in customer acquisition costs and other expenses related to the Internet access business, efficiency gains in the operations of the advertising and subscription businesses, and a $48 million refund of prior year taxes, partially offset by $144 million of stock-based compensation expense related to the employee stock option transfer program in the second quarter of fiscal 2004. MSN operating loss for fiscal 2003 decreased from fiscal 2002, primarily as a result of the growth in revenue and lower relative subscription acquisition and support costs.

MSN expects advertising revenue and revenue from subscriptions and transactions for premium Web services to increase in fiscal 2005. Advertising revenue should benefit from expected increases in Internet spending and additions to the advertising platform including music download service, communication innovations, and an improved search engine. We expect revenue from narrowband Internet access to decline in fiscal 2005 as narrowband subscribers continue to migrate to broadband Internet access. We announced in the fourth quarter of fiscal 2004 an increase to the amount of storage we will provide for select MSN and Hotmail email accounts which will increase operating costs and may impact the revenues from our extra storage customers. However, we expect the segment to increase its profitability in fiscal 2005, led by continued operational efficiencies and lower unit margin costs in both the subscriber and advertising businesses.

Mobile and Embedded Devices

(In millions, except percentages)	2002	2003	Percentage inc./ (dec.)	2004	Percentage inc./ (dec.)

Revenue	$112	$156	39%	$247	58%
Operating loss	$(275)	$(277)	1%	$(224)	(19)%

Mobile and Embedded Devices includes Windows Mobile software, Windows Embedded device operating systems, MapPoint, and Windows Automotive. The segment’s products extend the advantages of the Windows platform to mobile phones and Pocket PCs. The segment is also responsible for managing sales and customer relations with device manufacturers and with network service providers, including telecommunications, cable and wireless companies, and host and network equipment providers. The embedded operating system market is highly fragmented with many competitive offerings and relatively short product life cycles that affect our continuing revenue streams.

Unit volume increases drove revenue growth for fiscal 2004 over fiscal 2003 in all product lines. The growth was primarily due to the increase in the number of OEMs and mobile operators shipping Windows Mobile software for SmartPhones, increases in market share for our Pocket PC and embedded products and increased usage by existing customers of our MapPoint Web Service. Revenue for fiscal 2003 grew $44 million driven by increased Pocket PC shipments and MapPoint licensing.

Mobile and Embedded Devices’ operating loss for fiscal 2004 decreased compared to fiscal 2003 primarily due to growth in revenue and lower marketing expenses, partially offset by $58 million of stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal 2004. Operating loss for fiscal 2003 grew 1% from the prior year as higher marketing expenses and headcount-related costs associated with product development offset the growth in revenue.

We expect demand for mobile and embedded devices based on Windows Mobile software to be driven by an overall increase in customer demand for connectivity as well as by an increase in the number of OEMs and mobile operators offering Windows-based devices.

PAGE	21

 Part II

Item 7

Home and Entertainment

(In millions, except percentages)	2002	2003	Percentage inc./ (dec.)	2004	Percentage inc./ (dec.)

Revenue	$2,453	$2,748	12%	$2,876	5%
Operating loss	$(1,135)	$(1,191)	5%	$(1,215)	2%

Home and Entertainment includes the Microsoft Xbox video game console system, PC games, the Home Products Division (HPD), and TV platform products for the interactive television industry. The relative success of competing video game consoles is determined by console functionality, the portfolio of video game content for the console, and the relative market share of the console. We are a relatively new entrant in the video game console businesses with our first release in fiscal 2002, and have established ourselves as one of the leaders. Revenue and unit volumes have grown quickly since 2002, but revenue growth moderated in fiscal 2004 due to price reductions typical at this stage in the console lifecycle. We believe our competitive position and revenue is bolstered by our increasing software game attach rates, providing higher margins to offset the decreasing price trend on consoles sold.

In fiscal 2004, Xbox revenue increased $144 million or 9% with $269 million related to higher Xbox software volumes and $117 million due to higher Xbox console volumes, partially offset by a $242 million decline related to price reductions of Xbox consoles and software. Overall, Xbox console volumes increased 11% in fiscal 2004 compared to fiscal 2003. The Xbox life-to-date U.S. games attach rate increased to 6.9 games per console according to industry analyst NPD as of June 30, 2004. Revenue from consumer hardware and software, PC games and TV platforms declined $16 million or 1% compared to fiscal 2003 due to lower PC games software and PC gaming devices sales, partially offset by the new release of Mac Office. The increase in Home and Entertainment revenue in fiscal 2003 from fiscal 2002 was the result of sales of Xbox video game systems and related games which were available for all of fiscal 2003. Xbox revenue grew $309 million or 23% in fiscal 2003 reflecting a $779 million increase from higher volumes for Xbox consoles, games, and peripherals partially offset by a $470 million decrease due to price changes. Revenue from consumer hardware and software and PC games declined $14 million or 1% in fiscal 2003, driving the decrease in Home Products revenue.

The increase in operating loss in fiscal 2004 was primarily due to $141 million of stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal 2004, increased sales of negative margin consoles, and costs associated with the next generation console development efforts, partially offset by increased Xbox and Mac Office software sales. The operating loss increase from fiscal 2003 also included a lower of cost or market adjustment of approximately $90 million, reflecting the current stage in the lifecycle of the Xbox console. Operating loss in 2003 increased by $56 million or 5% from the prior year as the product costs associated with the increased Xbox console sales and increased marketing expense more than offset the 12% increase in revenue.

In fiscal 2005, we expect Xbox console unit volumes and revenue to decrease from fiscal 2004 consistent with this stage of the Xbox console lifecycle, partially offset by increased unit volumes driven by the launch of software titles such as Halo2. In fiscal 2005 we expect PC games revenue to decrease from fiscal 2004 driven by fewer new game titles. Other HPD revenue are expected to increase moderately as a result of the launch of the latest version of Mac Office late in the fourth quarter of fiscal 2004. In fiscal 2005, we expect operating margins to improve from fiscal 2004 driven by lower unit volumes of negative margin consoles and increased sales of high margin software. We expect development spending to be higher in fiscal 2005 driven by investment in the next generation Xbox platform design.

Cost of revenue

(In millions, except percentages)	2002	2003	Percentage inc./ (dec.)		2004	Percentage inc./ (dec.)

Cost of revenue	$5,699	$6,059	6%		$6,716	11%
As a percent of revenue	20.1%	18.8%	(1.3	)pp	18.2%	(0.6	)pp

PAGE	22

 Part II

Item 7

Cost of revenue includes manufacturing and distribution costs for products and programs sold, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. The increase in fiscal 2004 was primarily due to increased product support and consulting services costs of $508 million, $214 million of stock-based compensation expense from the employee stock option transfer program, and a lower of cost or market adjustment in the fourth quarter of fiscal 2004 by approximately $90 million, reflecting the current stage of the life cycle of the Xbox console, partially offset by $365 million decrease in MSN services costs. In fiscal 2003, the primary driver of the increase was a 4.4 percentage point increase from Home and Entertainment products and a 1.6 percentage point decrease from MSN product and service costs in fiscal 2003 compared to fiscal 2002.

Research and development

(In millions, except percentages)	2002	2003	Percentage inc./ (dec.)		2004	Percentage inc./ (dec.)

Research and development	$6,299	$6,595	5%		$7,779	18%
As a percent of revenue	22.2%	20.5%	(1.7	)pp	21.1%	0.6	pp

Research and development expenses include payroll, employee benefits, equity compensation and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. The increase in fiscal 2004 was primarily due to $1.31 billion of stock-based compensation expenses related to the option transfer program in the second quarter of fiscal 2004 as well as other headcount-related payroll and other employee costs related to a 3% growth in research and development headcount from fiscal 2003. In fiscal 2003, the increase reflects an increase in headcount-related costs, a 25% increase in third-party product development costs, and a 29% increase in testing laboratory equipment and expense.

Sales and marketing

(In millions, except percentages)	2002	2003	Percentage inc./ (dec.)		2004	Percentage inc./ (dec.)

Sales and marketing	$6,252	$7,562	21%		$8,309	10%
As a percent of revenue	22.0%	23.5%	1.5	pp	22.6%	(0.9	)pp

Sales and marketing expenses include payroll, employee benefits, equity compensation and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other marketing-related programs. Sales and marketing costs increased in fiscal 2004 due to $400 million of stock-based compensation expenses related to the option transfer program in the second quarter of fiscal 2004 and other headcount-related costs related to a 9% growth in sales and marketing headcount. In fiscal 2003, the sales and marketing expense increase of $1.31 billion dollars was due to an increase in sales expenses related to headcount additions, principally related to the Enterprise and Small/Medium Business sales forces, and a 21% increase in marketing expenses.

General and administrative

(In millions, except percentages)	2002	2003	Percentage inc./ (dec.)		2004	Percentage inc./ (dec.)

General and administrative	$1,843	$2,426	32%		$4,997	106%
As a percent of revenue	6.5%	7.5%	1.0	pp	13.6%	6.1	pp

PAGE	23

 Part II

Item 7

General and administrative costs include payroll, employee benefits, equity compensation and other headcount-related costs associated with the finance, legal, facilities, certain human resources, and other administrative headcount, and legal costs and other administrative fees. General and administrative costs increased in fiscal 2004 primarily due to legal expenses including $1.92 billion of charges related to the Sun Microsystems settlement, a $605 million fine imposed by the European Commission in the third quarter of fiscal 2004, $280 million of stock-based compensation expense related to the employee stock option transfer program in the second quarter of fiscal 2004, other legal costs of approximately $104 million, and other headcount related costs. General and administrative costs in fiscal 2003 increased $583 million from fiscal 2002 due to a charge of $750 million related to a settlement with Time Warner in the fourth quarter of 2003 and a $256 million charge reflecting an increase in our estimate of costs related to resolving pending antitrust and unfair competition consumer class action lawsuits.

Investment Income/(Loss), and Income Taxes

Investment Income/(Loss)

The components of investment income/(loss) in each fiscal year are as follows:

(In millions) / Year Ended June 30	2002	2003	2004

Dividends and interest	$2,119	$1,957	$1,892
Net recognized gains (losses) on investments	(1,807)	44	1,563
Net losses on derivatives	(617)	(424)	(268)

Investment income /(loss)	$(305)	$1,577	$3,187

Dividends and interest income decreased $65 million in fiscal 2004 mainly due to lower dividend income resulting from the exchange of AT&T 5% convertible preferred debt for common shares of Comcast during fiscal 2003 and declining interest rates, partly offset by a larger investment portfolio. Net recognized gains (losses) on investments include other-than-temporary impairments of $82 million in fiscal 2004 compared to $1.15 billion in the prior year as well as higher net realized gains on sales in fiscal 2004 as we moved to more liquid investment asset classes. Net realized gains on sales were $1.65 billion in fiscal 2004 and $1.19 billion in fiscal 2003. The decline in impairments was due to improved market conditions. Derivative losses decreased $156 million to $268 million in fiscal 2004 compared to fiscal 2003 primarily due to the combined effects of interest rate movements on interest rate sensitive instruments and equity market price movements relative to positions used to hedge the fair value of certain equity securities.

In fiscal 2003, dividends and interest income decreased $162 million driven primarily by a reduction in dividend income of $97 million resulting from the exchange of AT&T 5% convertible preferred debt for common shares of Comcast during the second quarter of fiscal 2003, and declining interest rates partially offset by a larger investment portfolio. Net recognized gains (losses) on investments includes other-than-temporary impairments of $1.15 billion in fiscal 2003 compared to $4.32 billion in fiscal 2002 and net realized gains on investments of $1.19 billion in fiscal 2003 compared to $2.52 billion in fiscal 2002. The decrease in other-than-temporary impairments in 2003 was also due to the reduced cost-basis of investments resulting from significant 2002 impairments of investments in the cable and telecommunications sectors.

In fiscal 2002, other-than-temporary impairments of $4.32 billion primarily related to our investment in AT&T and other cable and telecommunication investments. Net realized gains on the sales of investments of $2.52 billion included a $1.25 billion gain on sale of our interest in Expedia.

Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.

PAGE	24

 Part II

Item 7

Income Taxes

Our effective tax rate for fiscal 2004 was 33%. A benefit of $208 million was recorded during the fourth quarter from the reversal of previously accrued taxes from resolving the remaining open issue remanded by the 9th Circuit Court of Appeals ruling in December 2002. The effective tax rate for the fourth quarter of fiscal 2004 was approximately 27%. During the third quarter the tax rate increased due to the European Commission fine, which is not tax deductible.

The effective tax rate for fiscal 2003 and fiscal 2002 was 32% each year. The fiscal 2003 rate reflected a benefit in the second quarter of $126 million from the reversal of previously accrued taxes related to the initial items from the 9th Circuit Court of Appeals ruling referred to above, that reversed, in part, a previous Tax Court ruling that had denied tax benefits on certain revenue earned from the distribution of software to foreign customers. Excluding this reversal, the effective tax rate would have been 33%.

Stock-based Compensation.    We implemented changes in fiscal 2004 in employee compensation designed to help us continue to attract and retain the best employees, and to better align employee interests with those of our shareholders. Generally, employees are now granted stock awards instead of stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price. We also completed an employee stock option transfer program in the second quarter of fiscal 2004 whereby employees could elect to transfer all of their vested and unvested stock options with a strike price of $33 or higher (“eligible options”) to JPMorgan Chase Bank (JPMorgan). The unvested eligible options that were transferred to JPMorgan became vested upon the transfer. The price paid by JPMorgan for the transferred options was determined by reference to the arithmetic average of the closing prices of Microsoft common stock during the period from November 14, 2003 to December 8, 2003, which was $25.5720. Note 13 – Employee Stock and Savings Plan of the Notes to the Financial Statements provides additional information on employee stock and savings plans.

In addition, effective July 1, 2003, we adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. The June 30, 2003 balance sheet has been restated for the retroactive adoption of the fair value recognition provisions of SFAS 123, which resulted in a $13.89 billion increase in common stock and paid-in capital, a $10.00 billion decrease in retained earnings, and a $3.89 billion increase in deferred income taxes.

Given these changes the following table provides stock-based compensation expense for fiscal 2002 through 2004 by segment.

(In millions, except expense per share)(1)	2002	2003	2004

Client	$471	$450	$738
Server and Tools	1,301	1,274	1,862
Information Worker	516	510	848
Microsoft Business Solutions	125	129	147
MSN	268	262	392
Mobile and Embedded Devices	118	129	170
Home and Entertainment	261	257	381
Corporate	724	738	1,196

Stock-based employee compensation expense	$3,784	$3,749	$5,734
After-tax stock-based employee compensation expense	$2,573	$2,512	$3,842
After-tax stock-based employee compensation expense per diluted share	$0.23	$0.23	$0.35

(1)	The amounts for fiscal 2004 include $2.21 billion ($1.48 billion after-tax or $0.14 per diluted share) due to the completion of the employee stock option transfer program.

PAGE	25

 Part II

Item 7

FINANCIAL CONDITION

Our cash and short-term investment portfolio totaled $60.59 billion as of June 30, 2004. Equity and other investments were $12.21 billion as of June 30, 2004. The portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions, in order to diversify financial risk. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment for immediate cash needs.

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. The percentage of revenue recorded as unearned due to undelivered elements ranges from approximately 15% to 25% of the sales price for Windows XP Home, approximately 5% to 15% of the sales price for Windows XP Professional, and approximately 1% to 15% of the sales price for desktop applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three-and-one-half years for Windows operating systems and two years for desktop applications. Unearned revenue also includes payments for online advertising for which the advertisement has yet to be displayed and payments for post-delivery support services to be performed in the future.

Unearned revenue as of June 30, 2004 decreased $838 million from June 30, 2003, reflecting recognition of unearned revenue from multi-year licensing that has outpaced additions by $397 million, primarily due to recognition from Upgrade Advantage licensing agreements and a $489 million decline in revenue deferred for undelivered elements. Starting April 1, 2003 revenue deferred for undelivered elements reflected lower deferral rates, partially offset by lengthened product life cycles for the underlying products licensed, resulting in a higher proportion of revenue earned. We earned approximately $1.8 billion and $1.1 billion from the Upgrade Advantage programs for fiscal 2003 and 2004, respectively and expect to earn approximately $56 million in fiscal 2005 from those programs.

Cash Flows

Cash flow from operations for fiscal 2004 decreased $1.17 billion to $14.63 billion. The decrease primarily reflects the combined cash outflows of $2.56 billion related to the Sun Microsystems settlement and the European Commission fine mentioned above partially offset by increased cash receipts from customers driven by the rise in revenue billings. Cash used for financing was $2.36 billion in fiscal 2004, a decrease of $2.86 billion from the prior year. The decrease reflects that we did not repurchase any common stock in the fourth quarter of fiscal 2004 combined with a $628 million increase primarily from stock issuances related to employee stock options exercises, partially offset by an $872 million increase in cash dividends paid. We repurchased 123.7 million shares of common stock under our share repurchase program in fiscal 2004. Cash used for investing was $2.75 billion in fiscal 2004, a decrease of $4.47 billion from fiscal 2003, due to a $3.63 billion decrease in net investment purchases and a $1.06 billion decrease in acquisition spending.

Cash flow from operations was $15.80 billion for fiscal 2003, an increase of $1.29 billion from fiscal 2002. The increase primarily reflects the rise in cash receipts from customers driven by the increase in revenue billings and maintenance of relatively stable accounts receivable levels. Cash used for financing was $5.22 billion in fiscal 2003, an increase of $651 million from the prior year. The increase reflects a cash dividend payment of $857 million in 2003 and an increase of $417 million in common stock repurchase, offsetting $623 million received for common stock issued. We repurchased 238.2 million shares of common stock under our share repurchase program in fiscal 2003. Cash used for investing was $7.21 billion in fiscal 2003, a decrease of $3.63 billion from fiscal 2002, due to stronger portfolio performance on sold and matured investments.

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

PAGE	26

 Part II

Item 7

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

We have no material long-term debt. Stockholders’ equity at June 30, 2004 was $74.8 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $129 million on June 30, 2004. We have operating leases for most U.S. and international sales and support offices and certain equipment under which we incurred rental expense totaling $318 million, $290 million, and $331 million in fiscal 2002, 2003, and 2004, respectively. We have issued residual value guarantees in connection with various operating leases. These guarantees provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of June 30, 2004, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability currently exists. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

On July 20, 2004, our board of directors approved a quarterly dividend of $0.08 per share payable on September 14, 2004, to shareholders of record on August 25, 2004. In addition, the board approved a plan to buy back up to $30 billion in Microsoft Common stock over the next four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. The board also approved a one-time special dividend of $3.00 per share, or approximately $32 billion, subject to shareholder approval of stock plan amendments that will allow certain adjustments to employee equity compensation awards to offset the impact of the special dividend. The special dividend will be payable on December 2, 2004, to shareholders of record on November 17, 2004, conditioned upon shareholder approval of amendments to the employee stock plans at the annual meeting of shareholders scheduled to be held November 9, 2004.

We believe existing cash and short-term investments, together with funds generated from operations should be sufficient to meet operating requirements and our special dividend as well as regular quarterly dividends. Our philosophy regarding the maintenance of a balance sheet with a large component of cash and short-term investments, as well as equity and other investments, reflects our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to our business model. We continuously assess our investment management approach in view of our current and potential future needs.

Off-balance sheet arrangements and contractual obligations

Off-balance sheet arrangements

We have unconditionally guaranteed the repayment of certain Japanese yen denominated bank loans and related interest and fees of Jupiter Telecommunication, Ltd., a Japanese cable company (Jupiter). These guarantees arose on February 1, 2003 in conjunction with the expiration of prior financing arrangements, including previous guarantees by us. The financing arrangements were entered into by Jupiter as part of financing its operations. As part of Jupiter’s new financing agreement, we agreed to guarantee repayment by Jupiter of the loans of approximately $51 million. The estimated fair value and the carrying value of the guarantees was $11 million and did not result in a charge to operations. The guarantees are in effect until the earlier of either repayment of the loans, including accrued interest and fees, or February 1, 2009. The maximum amount of the guarantees is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest, and any other related expenses. Additionally, the maximum amount of the guarantees, denominated in Japanese yen, will vary based on fluctuations in foreign exchange rates. If we were required to make payments under the guarantees, we might recover all or a portion of those payments upon liquidation of Jupiter’s assets. The proceeds from an asset liquidation cannot be accurately estimated due to the many factors that would affect the valuation and realization of the proceeds.

PAGE	27

 Part II

Item 7

We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FIN 45. We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

Contractual obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2004:

(In millions)(1)
	Payments due by period
	2005	2006-2008	2009-2011	2012 and thereafter	Total

Long-term debt	$–	$–	$–	$–	$–
Construction commitments(2)	127	2	–	–	129
Lease obligations:
Capital leases	7	17	10	–	34
Operating leases(3)	141	250	86	24	501
Purchase commitments(4)	1,340	130	90	–	1,560
Other long-term liabilities(5)	–	204	14	4	222

Total contractual obligations	$1,615	$603	$200	$28	$2,446

(1)	We have excluded the recorded $1.04 billion contingent liability related to the antitrust and unfair competition class action lawsuits referred to in the third paragraph of Note 17 – Contingencies of the Notes to Financial Statements as the timing and amount to be resolved in cash versus vouchers is subject to uncertainty.
(2)	We have certain commitments for the construction of buildings. We expect to fund these commitments with existing cash and cash flows from operations.
(3)	Our future minimum rental commitments under noncancellable leases comprise the majority of the operating lease obligations presented above. We expect to fund these commitments with existing cash and cash flows from operations.
(4)	Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third-party spending. The amount presented above as purchase commitments includes an analysis of all known contracts exceeding $5 million in the aggregate as well as all known open purchase orders. We expect to fund these commitments with existing cash and cash flows from operations.
(5)	We have excluded unearned revenue of $1.66 billion from other long-term liabilities presented above as these will not be settled in cash. We have also excluded the liability recorded for the Jupiter guarantee of $11 million.

RECENTLY ISSUED ACCOUNTING STANDARDS

In December 2003, the Financial Accounting Standards Board (FASB) issued Interpretation 46R (FIN 46R), a revision to Interpretation 46 (FIN 46), Consolidation of Variable Interest Entities. FIN 46R clarifies some of the provisions of FIN 46 and exempts certain entities from its requirements. FIN 46R is effective at the end of the first interim period ending after March 15, 2004. Entities that have adopted FIN 46 prior to this effective date can continue to apply the provisions of FIN 46 until the effective date of FIN 46R or elect early adoption of FIN 46R. The adoption of FIN 46 and FIN 46R did not have a material impact on our financial statements.

In March 2004, the FASB ratified the recognition and measurement guidance and certain disclosure requirements for impaired securities as described in Emerging Issues Task Force (EITF) Issue No. 03-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments. The recognition and measurement guidance will be

PAGE	28

 Part II

Item 7

applied to other-than-temporary impairment evaluations in reporting periods beginning with our first fiscal quarter 2005. We do not believe the adoption of the recognition and measurement guidance in EITF Issue No. 03-1 will have a material impact on our financial statements.

In July 2004, the FASB ratified Emerging Issues Task Force (EITF) consensus on Issue No. 02-14, Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock, which provides guidance regarding application of the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 will be effective beginning with our second quarter of fiscal 2005. We do not believe the adoption of EITF Issue No. 02-14 will have a material impact on our financial statements.

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

We account for the licensing of software in accordance with American Institute of Certified Public Accountants (AICPA) Statement of Position (SOP) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (VSOE) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis, the fair value of which is recognized over the product’s estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse affect on the fair value and amount of the impairment as necessary. In the past, we have had substantial impairments in our portfolio as discussed in Note 4 – Investment Income/(Loss). If market, industry and/or investee conditions deteriorate, we may incur future impairments.

SFAS 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (July 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We account for research and development costs in accordance with several accounting pronouncements, including SFAS 2, Accounting for Research and Development Costs, and SFAS 86, Accounting for the Costs of Computer

PAGE	29

 Part II

Item 7

Software to be Sold, Leased, or Otherwise Marketed. SFAS 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

SFAS 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position or our results of operations.

ISSUES AND UNCERTAINTIES

This Annual Report on Form 10-K contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of issues and uncertainties such as those listed below and elsewhere in this report, which, among others, should be considered in evaluating our future financial performance.

Challenges to our Business Model.    Since our inception, our business model has been based upon customers agreeing to pay a fee to license software developed and distributed by us. Under this commercial software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. We believe the commercial software model has had substantial benefits for users of software, allowing them to rely on our expertise and the expertise of other software developers that have powerful incentives to develop innovative software that is useful, reliable, and compatible with other software and hardware. In recent years, there has been a growing challenge to the commercial software model. Under the non-commercial software model, open source software produced by loosely associated groups of unpaid programmers and made available for license to end users without charge is distributed by firms at nominal cost that earn revenue on complementary services and products, without having to bear the full costs of research and development for the open source software. The most notable example of open source software is the Linux operating system. While we believe our products provide customers with significant advantages in security and productivity, and generally have a lower total cost of ownership than open source software, the popularization of the non-commercial software model continues to pose a significant challenge to our business model, including recent efforts by proponents of open source software to convince governments worldwide to mandate the use of open source software in their purchase and deployment of software products. To the extent opens source software gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenue and operating margins may consequently decline.

Intellectual Property Rights.    We defend our intellectual property rights, but unlicensed copying and use of software and intellectual property rights represents a loss of revenue to us. While this adversely affects U.S. revenue, the impact on revenue from outside the United States is more significant, particularly in countries where laws are less protective of intellectual property rights. Throughout the world, we actively educate consumers about the benefits of

PAGE	30

 Part II

Item 7

licensing genuine products and educate lawmakers about the advantages of a business climate where intellectual property rights are protected. However, continued educational and enforcement efforts may not affect revenue positively, and revenue could be adversely affected by further deterioration in compliance with existing legal protections or reductions in the legal protection for intellectual property rights of software developers.

From time to time we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow. Responding to these claims may require us to enter into royalty and licensing agreements on unfavorable terms, require us to stop selling or to redesign affected products, or to pay damages or to satisfy indemnification commitments with our customers. If we are required to enter into such agreements or take such actions, our operating margins may decline as a result.

We have made and expect to continue making significant expenditures to acquire the use of technology and intellectual property rights, including via cross-licenses of broad patent portfolios.

Unauthorized Disclosure of Source Code.    Source code, the detailed program commands for our operating systems and software programs, is the most significant asset we own. While we license certain portions of our source code for various software programs and operating systems to a number of licensees, we take significant measures to protect the secrecy of large portions of our source code. If an unauthorized disclosure of a significant portion of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code could also increase certain risks described below under “Security”.

New Products and Services.    We have made significant investments in research, development and marketing for new products, services, and technologies, including Longhorn, Microsoft .NET, Xbox, business applications, MSN, and mobile and wireless technologies. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, these products and services may not be profitable, and even if they are profitable, operating margins for these businesses may not be as high as the margins we have experienced historically.

Litigation.    As discussed in Note 17 – Contingencies of the Notes to Financial Statements, we are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

Security.    Maintaining the security of computers and computer networks is an issue of critical importance for us and our customers. There are malicious hackers who develop and deploy viruses, worms, and other malicious software programs that attack our products. While this is an industry-wide phenomenon that affects computers across all platforms, our customers in particular have been victims of such attacks and will likely continue to be so. We are devoting significant resources to addressing these critical issues. We are focusing our efforts on engineering more secure products, optimizing security and reliability options and settings when we deliver products, and providing guidance to help our customers make the best use of our products and services to protect against computer viruses and other attacks on their computing environment. In addition, we are working to improve the deployment of software updates to address security vulnerabilities discovered after our products are released. We are also investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed. We are also advising customers on how to help protect themselves from security threats through the use of our online automated security tools, our published security guidance, and the deployment of security software such as firewalls, antivirus, and other security software. These steps could adversely affect our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases, or to purchase competitive products. Customers may also increase their expenditures on protecting their computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue.

PAGE	31

 Part II

Item 7

Declines in Demand for Software.    If overall market demand for PCs, servers, and other computing devices declines significantly, or consumer or corporate spending for such products declines, our revenue will be adversely affected. Additionally, our revenue would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products because new product offerings are not perceived as adding significant new functionality or other value to prospective purchasers. A significant number of customers purchased license agreements providing upgrade rights to specific licensed products prior to the transition to Licensing 6.0 in July 2002. These agreements generally expired throughout fiscal 2004 and will largely be expired by the end of the first fiscal quarter in 2005. The rate at which such customers renew these contracts could adversely affect future revenue. We are making significant investments in the next release of the Windows operating system, code-named Longhorn. If this system is not perceived as offering significant new functionality or value to prospective purchasers, our revenue and operating margins could be adversely affected.

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

General Economic and Geo-Political Risks.    Softness in corporate information technology spending or other changes in general economic conditions that affect demand for computer hardware or software could adversely affect our revenue. Terrorist activity and armed conflict pose the additional risk of general economic disruption and could require changes in our operations and security arrangements, thus increasing our operating costs. These conditions lend additional uncertainty to the timing and budget for technology investment decisions by our customers.

Competition.    We continue to experience intensive competition across all markets for our products and services. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income.

Taxation of Extraterritorial Income.    In August 2001, a World Trade Organization (“WTO”) dispute panel determined that the tax provisions of the FSC Repeal and Extraterritorial Income Exclusion Act of 2000 (“ETI”) constitute an export subsidy prohibited by the WTO Agreement on Subsidies and Countervailing Measures. The U.S. government appealed the panel’s decision and lost its appeal. On March 1, 2004, the European Union began imposing retaliatory tariffs on a specified list of U.S.-source goods. In May, the U.S. Senate passed the Jumpstart our Business Strength (JOBS) Act that would repeal ETI, provide a three-year phase-out of current ETI benefits, and would replace ETI with a phased-in 9% domestic production activity deduction that would not be fully effective until 2012. The U.S. House of Representatives passed similar legislation in June that would repeal ETI effective December 31, 2004, provide a two-year phase-out of ETI benefits, and replace ETI with a 3% tax rate reduction for income from domestic production activities that would be full phased in by 2006. Neither bill will fully replace our current ETI tax benefits. Both bills must still be reconciled in conference, and significant changes could be made to the final legislation, so we remain unable to assess the ultimate form and financial impact of this legislation, if enacted. If the ETI provisions are repealed and financially comparable replacement tax legislation is not enacted, the loss of the ETI tax benefit to us could be significant.

Other Potential Tax Liabilities.    We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Should additional taxes be assessed as a result of an audit or litigation, a material effect on our income tax provision and net income in the period or periods for which that determination is made could result.

Insurance Programs.    In addition to conventional third-party insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of June 30, 2004, the face value of captive insurance arrangements was $2.0

PAGE	32

 Part II

Item 7, 7A

billion. Actual value at any particular time will vary due to deductibles, exclusions, other restrictions, and claims. While we believe these arrangements are an effective way to insure against such risks, the potential liabilities associated with certain of the issues and uncertainties discussed in this document or other events could exceed the coverage provided by such arrangements.

Business Disruptions in the Event of a Catastrophic Event.    We are a highly automated business and a disruption or failure of our systems in the event of a major earthquake, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales and providing services. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

Other.     Other issues and uncertainties may include:

•	warranty and other claims for hardware products such as Xbox;

•	sales channel disruption, such as the bankruptcy of a major distributor;

•	the effects of the Consent Decree in U.S. v. Microsoft and Final Judgment in State of New York v. Microsoft on the Windows operating system and server business, including those associated with protocol and other disclosures required by the Decree and Final Judgment and the ability of PC manufacturers to hide end-user access to certain new Windows features;

•	currency fluctuations;

•	our ability to implement operating cost structures that align with revenue growth;

•	the continued availability of third-party distribution channels for MSN service and other online services;

•	factors associated with our international operations, as described under Operations in Part I, Item 1 of this report; and

•	financial market volatility or other changes affecting the value of our investments, such as the Comcast Corporation securities held by us that may result in a reduction in carrying value and recognition of losses including impairment charges.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency, interest rate, and fixed income and equity price risks. A portion of these risks is hedged, but fluctuations could impact our results of operations and financial position. We hedge a portion of anticipated revenue and accounts receivable exposure to foreign currency fluctuations, primarily with option contracts. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the Euro, Japanese yen, British pound, and Canadian dollar. Fixed income securities are subject to interest rate risk. The portfolio is diversified and structured to minimize credit risk. Securities held in our equity and other investments portfolio are subject to price risk, and are generally not hedged. However, we use options to hedge our price risk on certain equity securities that are held primarily for strategic purposes.

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

PAGE	33

 Part II

Item 7A

resulting unique set of equities prices, interest rates, and foreign exchange rates is then applied to substantially all individual holdings to re-price each holding. The 250th worst performance (out of 10,000) represents the value-at-risk over 20 days at the 97.5 percentile confidence level. Several risk factors are not captured in the model, including liquidity risk, operational risk, credit risk, and legal risk.

Certain securities in our equity portfolio are held for strategic purposes. We hedge the value of a portion of these securities through the use of derivative contracts such as put-call collars. In these arrangements, we hedge a security’s equity price risk below the purchased put strike and forgo most or all of the benefits of the security’s appreciation above the sold call strike, in exchange for premium received for the sold call. We also hold equity securities for general investment return purposes. We have incurred material impairment charges related to these securities in prior periods. The VAR amounts disclosed below are used as a risk management tool and reflect an estimate of potential reductions in fair value of our portfolio. Losses in fair value over a 20-day holding period can exceed the reported VAR by significant amounts and can also accumulate over a longer time horizon than the 20-day holding period used in the VAR analysis. VAR amounts are not necessarily reflective of potential accounting losses, including determinations of other-than-temporary losses in fair value in accordance with U.S. GAAP.

The VAR numbers are shown separately for interest rate, currency, and equity risks. These VAR numbers include the underlying portfolio positions and related hedges. We use historical data to estimate VAR. Given the reliance on historical data, VAR is most effective in estimating risk exposures in markets in which there are no fundamental changes or shifts in market conditions. An inherent limitation in VAR is that the distribution of past changes in market risk factors may not produce accurate predictions of future market risk.

The following table sets forth the VAR calculations for substantially all of our positions:

(In millions)
			Year ended June 30, 2004
Risk Categories	2003	2004	Average	High	Low

Interest rates	$448	$298	$625	$817	$298
Currency rates	$141	$207	$217	$326	$117
Equity prices	$869	$773	$969	$1,174	$770

The total VAR for the combined risk categories is $835 million at June 30, 2004 and $987 million at June 30, 2003. The total VAR is 35% less at June 30, 2004 and 32% less at June, 30 2003 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks. The change in the absolute value of VAR is primarily due to asset allocation shifts and portfolio growth.

PAGE	34

 Part II

Item 8

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except earnings per share)

Year Ended June 30	2002(1)	2003(1)	2004

Revenue	$28,365	$32,187	$36,835
Operating expenses:
Cost of revenue	5,699	6,059	6,716
Research and development	6,299	6,595	7,779
Sales and marketing	6,252	7,562	8,309
General and administrative	1,843	2,426	4,997

Total operating expenses	20,093	22,642	27,801

Operating income	8,272	9,545	9,034
Losses on equity investees and other	(92)	(68)	(25)
Investment income/(loss)	(305)	1,577	3,187

Income before income taxes	7,875	11,054	12,196
Provision for income taxes	2,520	3,523	4,028

Net income	$5,355	$7,531	$8,168

Earnings per share:
Basic	$0.50	$0.70	$0.76

Diluted	$0.48	$0.69	$0.75

Weighted average shares outstanding:
Basic	10,811	10,723	10,803
Diluted	11,106	10,882	10,894

(1)	Income Statements for the years ended June 30, 2002 and 2003 have been restated to reflect the retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as discussed in Note 13.

See accompanying notes.

PAGE	35

 Part II

Item 8

BALANCE SHEETS

(In millions)

June 30	2003(1)	2004

Assets
Current assets:
Cash and equivalents	$6,438	$15,982
Short-term investments	42,610	44,610

Total cash and short-term investments	49,048	60,592
Accounts receivable, net	5,196	5,890
Inventories	640	421
Deferred income taxes	2,506	2,097
Other	1,583	1,566

Total current assets	58,973	70,566
Property and equipment, net	2,223	2,326
Equity and other investments	13,692	12,210
Goodwill	3,128	3,115
Intangible assets, net	384	569
Deferred income taxes	2,161	1,829
Other long-term assets	1,171	1,774

Total assets	$81,732	$92,389

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,573	$1,717
Accrued compensation	1,416	1,339
Income taxes	2,044	3,478
Short-term unearned revenue	7,225	6,514
Other	1,716	1,921

Total current liabilities	13,974	14,969
Long-term unearned revenue	1,790	1,663
Other long-term liabilities	1,056	932
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 10,771 and 10,862	49,234	56,396
Retained earnings, including accumulated other comprehensive income of $1,840 and $1,119	15,678	18,429

Total stockholders’ equity	64,912	74,825

Total liabilities and stockholders’ equity	$81,732	$92,389

(1)	June 30, 2003 balance sheet has been restated to reflect the retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as discussed in Note 13.

See accompanying notes.

PAGE	36

 Part II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30	2002(1)	2003(1)	2004

Operations
Net income	$5,355	$7,531	$8,168
Depreciation, amortization, and other noncash items	938	1,393	1,186
Stock-based compensation	3,784	3,749	5,734
Net recognized (gains)/losses on investments	2,424	380	(1,296)
Stock option income tax benefits	1,596	1,365	1,100
Deferred income taxes	(1,580)	(894)	(1,479)
Unearned revenue	11,152	12,519	11,777
Recognition of unearned revenue	(8,929)	(11,292)	(12,527)
Accounts receivable	(1,623)	187	(687)
Other current assets	(264)	412	478
Other long-term assets	(9)	(28)	34
Other current liabilities	1,449	35	2,063
Other long-term liabilities	216	440	75

Net cash from operations	14,509	15,797	14,626

Financing
Common stock issued	1,497	2,120	2,748
Common stock repurchased	(6,069)	(6,486)	(3,383)
Common stock dividend	–	(857)	(1,729)

Net cash used for financing	(4,572)	(5,223)	(2,364)

Investing
Additions to property and equipment	(770)	(891)	(1,109)
Acquisition of companies, net of cash acquired	–	(1,063)	(4)
Purchases of investments	(89,386)	(89,621)	(92,495)
Maturities of investments	8,654	9,205	5,561
Sales of investments	70,657	75,157	85,302

Net cash used for investing	(10,845)	(7,213)	(2,745)

Net change in cash and equivalents	(908)	3,361	9,517
Effect of exchange rates on cash and equivalents	2	61	27
Cash and equivalents, beginning of period	3,922	3,016	6,438

Cash and equivalents, end of period	$3,016	$6,438	$15,982

(1)	June 30, 2002 and 2003 cash flow statements have been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as discussed in Note 13.

See accompanying notes.

PAGE	37

 Part II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30	2002(1)	2003(1)	2004

Common stock and paid-in capital
Balance, beginning of period	$28,390	$41,845	$49,234
Cumulative SFAS 123 retroactive adjustments	6,560	–	–
Common stock issued	1,655	2,966	2,815
Common stock repurchased	(676)	(691)	(416)
Stock-based compensation expense	3,784	3,749	5,734
Stock option income tax benefits/(deficiencies)	1,596	1,365	(989)
Other, net	536	–	18

Balance, end of period	41,845	49,234	56,396

Retained earnings
Balance, beginning of period	18,899	12,997	15,678
Cumulative SFAS 123 retroactive adjustments	(5,062)	–	–

Net income	5,355	7,531	8,168
Other comprehensive income:
Net gains/(losses) on derivative instruments	(91)	(102)	101
Net unrealized investments gains/(losses)	5	1,243	(873)
Translation adjustments and other	82	116	51

Comprehensive income	5,351	8,788	7,447
Common stock dividend	–	(857)	(1,729)
Common stock repurchased	(6,191)	(5,250)	(2,967)

Balance, end of period	12,997	15,678	18,429

Total stockholders’ equity	$54,842	$64,912	$74,825

(1)	June 30, 2002 and 2003 stockholders’ equity statements have been restated for retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as discussed in Note 13.

See accompanying notes.

PAGE	38

 Part II

Item 8

NOTES TO FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of Microsoft Corporation and its subsidiaries (Microsoft). Intercompany transactions and balances have been eliminated. Equity investments in which we exercised significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

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

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these transactions, we allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

Revenue for retail packaged products, products licensed to original equipment manufacturers (OEMs), and perpetual licenses for current products under our Open and Select volume licensing programs generally is recognized as products are shipped, with a portion of the revenue recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related product’s life cycle.

Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Certain multi-year licensing arrangements include rights to receive future versions of software product on a when-and-if-available basis under Open and Select volume licensing programs (currently named Software Assurance and, previously named Upgrade Advantage). In addition, other multi-year licensing arrangements include a perpetual license for current products combined with rights to receive future versions of software products on a when-and-if-available basis under Open, Select, and Enterprise Agreement volume licensing programs. Premier support services agreements, MSN Internet Access subscriptions, Xbox Live, Microsoft bCentral subscriptions, and Microsoft Developer Network subscriptions are also accounted for as subscriptions.

PAGE	39

 Part II

Item 8

Revenue related to our Xbox game console is recognized upon shipment of the product to retailers. Revenue related to games published by us is recognized when those games have been delivered to retailers net of allowances for returns and price concessions. Revenue related to games published by third parties for use on the Xbox platform is recognized when manufactured for the game publishers. Online advertising revenue is recognized as advertisements are displayed. Search advertising revenue is recognized when the ad appears in the search results or when the action necessary to earn the revenue has been completed. Consulting services revenue is recognized as services are rendered, generally based on the negotiated hourly rate in the consulting arrangement and the number of hours worked during the period.

Costs related to insignificant obligations, which include telephone support for developer tools software, PC games, computer hardware, and Xbox, are accrued when the related revenue is recognized. Provisions are recorded for estimated returns, concessions, and bad debts.

RESEARCH AND DEVELOPMENT

Research and development expenses include payroll, employee benefits, equity compensation, and other headcount-related costs associated with product development. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.

SALES AND MARKETING

Sales and marketing expenses include payroll, employee benefits, equity compensation, and other headcount-related costs as well as expenses related to advertising, promotions, tradeshows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.13 billion in fiscal 2002, $1.06 billion in fiscal 2003, and $904 million in fiscal 2004.

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

DERIVATIVE AND FINANCIAL INSTRUMENTS

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash and short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in OCI.

Equity and other investments include both debt and equity instruments. Debt securities and publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reflected in OCI. All other investments, excluding those accounted for using the equity method, are recorded at cost.

We lend certain fixed income and equity securities to enhance investment income. Collateral and/or security interest is determined based upon the underlying security and the creditworthiness of the borrower. The fair value of collateral that we are permitted to sell or repledge was $499 million at both June 30, 2003 and 2004.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments on a quarterly basis. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, as well as our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

PAGE	40

 Part II

Item 8

We use derivative instruments to manage exposures to foreign currency, equities price, interest rate, and credit risks. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair-value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of OCI and subsequently reclassified into earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. For options designated either as fair-value or cash-flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in earnings.

Foreign Currency Risk.    Certain forecasted transactions and assets are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Options are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments under Statement of Financial Accounting Standards (SFAS) 133, Accounting for Derivative Instruments and Hedging Activities. Principal currencies hedged include the Euro, Japanese yen, British pound, and Canadian dollar. Certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments under SFAS 133. Certain options and forwards not designated as hedging instruments under SFAS 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies and to manage other foreign currency exposures.

Equities Price Risk.    Equity investments are subject to market price risk. From time to time, we use and designate options to hedge fair values and cash flows on certain equity securities. We determine the security, or forecasted sale thereof, selected for hedging by evaluating market conditions, up-front costs, and other relevant factors. Once established, the hedges are not dynamically managed or traded, and are generally not removed until maturity. Certain options, futures and swap contracts, not designated as hedging instruments under SFAS 133, are also used to manage equity exposures.

Interest Rate Risk.    Fixed-income securities are subject to interest rate risk. The fixed-income portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. We use exchange-traded option and future contracts and over-the-counter swap contracts, not designated as hedging instruments under SFAS 133, to hedge interest rate risk.

Other Derivatives.    Swap contracts, not designated as hedging instruments under SFAS 133, are used to manage exposures to credit risks. In addition, we may invest in warrants to purchase securities of other companies as a strategic investment. Warrants that can be net share settled are deemed derivative financial instruments and are not designated as hedging instruments. To Be Announced forward purchase commitments of mortgage-backed assets are also considered derivatives in cases where physical delivery of the assets are not taken at the earliest available delivery date. All derivative instruments not designated as hedging instruments are recorded at fair value, with changes in value recognized in the income statement during the period of change.

PAGE	41

 Part II

Item 8

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

(In millions)

Year Ended June 30	Balance at beginning of period	Charged to costs and expenses	Write-offs and other	Balance at end of period

2002	$174	$192	$(157)	$209
2003	209	118	(85)	242
2004	242	44	(120)	166

INVENTORIES

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis.

PROPERTY AND EQUIPMENT

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term, ranging from one to 15 years. Computer software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally three years or less.

GOODWILL

Goodwill is tested for impairment on an annual basis as of July 1, and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. No impairment of goodwill has been identified during any of the periods presented.

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No impairments of intangible assets have been identified during any of the periods presented.

NOTE 2    UNEARNED REVENUE

Unearned revenue is comprised of the following items:

Volume licensing programs – Represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period.

Undelivered elements – Represents free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The amount recorded as unearned is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. The percentage of revenue recorded as unearned due to undelivered elements ranges from approximately 15% to 25% of the sales price for Windows XP Home, approximately 5% to 15% of the sales price for Windows XP Professional, and approximately 1% to 15% of the sales price for desktop

PAGE	42

 Part II

Item 8

applications, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three and one-half years for Windows operating systems and two years for desktop applications.

Other – Represents primarily payments for online advertising for which the advertisement has yet to be displayed and payments for post-delivery support services to be performed in the future.

The components of unearned revenue are as follows:

(In millions)

June 30	2003	2004

Volume licensing programs	$5,472	$5,075
Undelivered elements	2,847	2,358
Other	696	744

Unearned revenue	$9,015	$8,177

Unearned revenue by segment is as follows:

(In millions)

June 30	2003	2004

Client	$3,165	$2,822
Server and Tools	2,185	2,370
Information Worker	3,305	2,586
Other segments	360	399

Unearned revenue	$9,015	$8,177

PAGE	43

 Part II

Item 8

NOTE 3    INVESTMENTS

The components of investments are as follows:

(In millions)	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and equivalents	Short - term investments	Equity and other investments

June 30, 2003

Fixed maturity securities
Cash	$1,308	$–	$–	$1,308	$1,308	$–	$–
Money market mutual funds	1,263	–	–	1,263	1,263	–	–
Commercial paper	874	–	–	874	774	100	–
Certificates of deposit	297	–	–	297	28	269	–
U. S. Government and Agency securities	7,205	126	(28)	7,303	1,889	5,414	–
Foreign government bonds	5,364	79	(16)	5,427	–	5,427	–
Mortgage backed securities	6,257	65	(3)	6,319	–	6,319	–
Corporate notes and bonds	17,913	1,033	(170)	18,776	828	16,089	1,859
Municipal securities	9,081	265	(6)	9,340	348	8,992	–

Fixed maturity securities	49,562	1,568	(223)	50,907	6,438	42,610	1,859

Equity securities
Common stock and equivalents	8,395	1,686	(3)	10,078	–	–	10,078
Preferred stock	1,262	–	–	1,262	–	–	1,262
Other investments	493	–	–	493	–	–	493

Equity securities	10,150	1,686	(3)	11,833	–	–	11,833

Total	$59,712	$3,254	$(226)	$62,740	$6,438	$42,610	$13,692

(In millions)	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and equivalents	Short - term investments	Equity and other investments

June 30, 2004

Fixed maturity securities
Cash	$1,812	$–	$–	$1,812	$1,812	$–	$–
Money market mutual funds	3,595	–	–	3,595	3,595	–	–
Commercial paper	7,286	–	–	7,286	4,109	3,177	–
Certificates of deposit	415	–	–	415	330	85	–
U. S. Government and Agency securities	20,565	26	(54)	20,537	4,083	16,454	–
Foreign government bonds	4,524	41	(60)	4,505	–	4,505	–
Mortgage backed securities	3,656	21	(42)	3,635	–	3,635	–
Corporate notes and bonds	15,048	122	(50)	15,120	1,010	12,629	1,481
Municipal securities	5,154	39	(25)	5,168	1,043	4,125	–

Fixed maturity securities	62,055	249	(231)	62,073	15,982	44,610	1,481

Equity securities
Common stock and equivalents	7,722	1,571	(62)	9,231	–	–	9,231
Preferred stock	1,290	–	–	1,290	–	–	1,290
Other investments	208	–	–	208	–	–	208

Equity securities	9,220	1,571	(62)	10,729	–	–	10,729

Total	$71,275	$1,820	$(293)	$72,802	$15,982	$44,610	$12,210

PAGE	44

 Part II

Item 8

At June 30, 2004 unrealized losses of $293 million consisted of: $188 million related to investment grade fixed income securities, $43 million related to investments in high yield and emerging market fixed income securities, $49 million related to domestic equity securities and $13 million related to international equity securities. Unrealized losses from fixed income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Of the unrealized losses of $293 million at June 30, 2004,$51 million exceeded twelve months. Management does not believe any unrealized losses represent an other-than temporary impairment based on our evaluation of available evidence as of June 30, 2004.

Common and preferred stock and other investments that are restricted for more than one year or are not publicly traded are recorded at cost. At June 30, 2003, the recorded basis of these investments was $2.15 billion, and their estimated fair value was $2.56 billion. At June 30, 2004 the recorded basis of these investments was $1.65 billion, and their estimated fair value was $2.12 billion. The estimate of fair value is based on publicly available market information or other estimates determined by management.

The maturities of debt securities at June 30, 2004 were as follows:

(In millions)	Cost basis	Estimated fair value

Due in one year or less	$37,348	$37,388
Due after one year through five years	14,077	14,064
Due after five years through ten years	5,636	5,665
Due after ten years	4,994	4,956

Total	$62,055	$62,073

Debt securities include fixed maturity securities.

NOTE 4    INVESTMENT INCOME/(LOSS)

The components of investment income/(loss) are as follows:

(In millions)

Year Ended June 30	2002	2003	2004

Dividends and interest	$2,119	$1,957	$1,892
Net recognized gains/(losses) on investments	(1,807)	44	1,563
Net losses on derivatives	(617)	(424)	(268)

Investment income/(loss)	$(305)	$1,577	$3,187

Net recognized gains/(losses) on investments include other-than-temporary impairments of $4.32 billion in fiscal 2002, $1.15 billion in fiscal 2003, and $82 million in fiscal 2004. Realized gains and (losses) from sales of available-for-sale securities (excluding other-than-temporary impairments) were $3.02 billion and $(504) million in fiscal 2002, $1.44 billion and $(245) million in fiscal 2003, and $2.16 billion and $(518) million in fiscal 2004.

NOTE 5    DERIVATIVES

For derivative instruments designated as hedges, hedge ineffectiveness, determined in accordance with SFAS 133, did not have a significant impact on earnings for fiscal 2002, 2003, and 2004. During fiscal 2002, $30 million in gains on fair value hedges from changes in time value and $331 million in losses on cash flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and included in investment income/(loss). During fiscal 2003, $74 million in losses on fair value hedges from changes in time value and $229 million in losses on cash flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and included in investment income/(loss). During fiscal 2004, $31 million in gains on fair value hedges from changes in time value and $325 million in losses on cash flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and included in investment income/(loss).

PAGE	45

 Part II

Item 8

Derivative gains and losses included in OCI are reclassified into earnings at the time forecasted revenue or the sale of an equity investment is recognized. During fiscal 2002, $234 million of derivative gains were reclassified to revenue and $10 million in derivative losses were reclassified to investment income/(loss). During fiscal 2003, $40 million of derivative gains were reclassified to revenue and $2 million in derivative gains were reclassified to investment income/(loss). During fiscal 2004, $14 million of derivative gains were reclassified to revenue and no derivative gains or losses were reclassified to investment income/(loss).

We estimate that $119 million of net derivative gains included in OCI will be reclassified into earnings within the next twelve months. No significant fair value hedges or cash flow hedges were derecognized or discontinued for fiscal 2002, 2003, and 2004.

NOTE 6    INVENTORIES

(In millions)

Year Ended June 30	2003	2004

Finished goods	$393	$271
Raw materials and work in process	247	150

Inventories	$640	$421

We recorded lower of cost or market adjustments totaling approximately $90 million in fiscal 2004.

NOTE 7    PROPERTY AND EQUIPMENT

(In millions)

Year Ended June 30	2003	2004

Land	$248	$274
Buildings and improvements	1,854	1,981
Leasehold improvements	768	805
Computer equipment and software	2,464	2,637
Furniture and equipment	744	792

Property and equipment, at cost	6,078	6,489
Accumulated depreciation	(3,855)	(4,163)

Property and equipment, net	$2,223	$2,326

Property and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. The useful lives for buildings range from five to fifteen years, leasehold improvements range from the shorter of five years or applicable lease term, computer equipment and software range from two to three years, and furniture and equipment range from one to five years. Land is not depreciated.

During fiscal 2002, 2003, and 2004, depreciation expense was $820 million, $929 million, and $647 million, the majority of which related to computer equipment.

PAGE	46

 Part II

Item 8

NOTE 8    GOODWILL

Changes in the carrying amount of goodwill for fiscal 2003 and 2004 by segment, are as follows:

(In millions)

	Balance as of June 30, 2002	Acquisitions / purchase accounting adjustments	Balance as of June 30, 2003	Acquisitions / purchase accounting adjustments	Divestitures	Balance as of June 30, 2004

Client	$26	$11	$37	$–	$–	$37
Server and Tools	97	9	106	–	–	106
Information Worker	–	180	180	(2)	–	178
Microsoft Business Solutions	1,021	1,198	2,219	7	(19)	2,207
MSN	160	(6)	154	–	–	154
Mobile and Embedded Devices	5	23	28	2	–	30
Home and Entertainment	117	287	404	(1)	–	403

Total	$1,426	$1,702	$3,128	$6	$(19)	$3,115

We test goodwill for impairment annually during the first quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS 142. Our annual testing resulted in no impairment charges to goodwill in fiscal 2003 and 2004. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

During fiscal 2004, we had no material acquisitions. Goodwill decreased $13 million primarily as a result of goodwill allocated to a business that was divested in the current year.

The $1.7 billion increase in goodwill during fiscal 2003 related principally to the following acquisitions: Navision a/s with $1.2 billion allocated to Microsoft Business Solutions; $281 million for the Rare Ltd. acquisition allocated to Home and Entertainment; and Placeware, Inc. with $180 million allocated to Information Worker.

NOTE 9    INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

(In millions)

Year Ended June 30	2003			2004
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Contract-based	$584	$(376)	$208	$908	$(476)	$432
Technology-based	261	(137)	124	278	(183)	95
Marketing-related	34	(9)	25	35	(19)	16
Customer-related	28	(1)	27	30	(4)	26

Total	$907	$(523)	$384	$1,251	$(682)	$569

PAGE	47

 Part II

Item 8

During fiscal 2004, we recorded additions to intangible assets of $355 million, of which $266 million was related to a comprehensive intellectual property license that we received in conjunction with the settlement of InterTrust v. Microsoft. No other material intangibles were acquired in fiscal 2004. During fiscal 2003, we recorded additions to intangible assets of $306 million, primarily related to the acquisition of Navision a/s and Rare Ltd., as described at Note 15 – Acquisitions. The components of intangible assets acquired during fiscal 2003 and 2004 are as follows – no significant residual value is estimated for these assets:

(In millions)

Year Ended June 30	2003		2004
	Amount	Weighted average life	Amount	Weighted average life

Contract-based	$162	5 years	$324	9 years
Technology-based	97	4 years	28	4 years
Marketing-related	19	4 years	–	–
Customer-related	28	9 years	3	3 years

Total	$306	5 years	$355	9 years

During 2003, research and development assets of $17 million were acquired and written off in accordance with FASB Interpretation No. 4 (FIN 4), Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Those write-offs are included in Research and Development expenses.

Acquired finite-lived intangibles are generally amortized on a straight line basis over weighted average periods. Intangible assets amortization expense was $161 million for fiscal 2003 and $170 million for fiscal 2004. The estimated future amortization expense related to intangible assets as of June 30, 2004 is as follows:

(In millions)

June 30	Amount

2005	$154
2006	104
2007	81
2008	62
2009	38

Total	$439

NOTE 10    INCOME TAXES

The components of the provision for income taxes are as follows:

(In millions)

Year Ended June 30	2002	2003	2004

Current taxes:
U.S. and state	$3,644	$3,861	$3,940
International	575	808	1,056

Current taxes	4,219	4,669	4,996
Deferred taxes	(1,699)	(1,146)	(968)

Provision for income taxes	$2,520	$3,523	$4,028

PAGE	48

 Part II

Item 8

U.S. and international components of income before income taxes are as follows:

(In millions)

Year Ended June 30	2002	2003	2004

U.S.	$5,282	$7,674	$8,088
International	2,593	3,380	4,108

Income before income taxes	$7,875	$11,054	$12,196

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

(In millions)

Year Ended June 30	2002	2003	2004

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Extraterritorial income exclusion tax benefit	(3.1)%	(1.6)%	(0.9)%
Permanent reinvestment of foreign earnings	(1.8)%	(1.3)%	(1.7)%
Other reconciling items	1.9%	–	0.6%

Total	32.0%	32.1%	33.0%

The 2004 other reconciling items include the $208 million benefit from the resolution of the issue remanded by the 9th Circuit Court of Appeals and the impact of the non-deductible European Commission fine.

Deferred income taxes were:

(In millions)

June 30	2003	2004

Deferred income tax assets:
Revenue items	$2,556	$2,032
Expense items	1,048	1,308
Impaired investments	1,525	1,246
Stock-based compensation expense	3,892	3,749

Deferred income tax assets	$9,021	$8,335

Deferred income tax liabilities:
Unrealized gain on investments	$(1,584)	$(1,087)
International earnings	(1,809)	(2,227)
Other	(961)	(1,095)

Deferred income tax liabilities	(4,354)	(4,409)

Net deferred income taxes	$4,667	$3,926

Reported as:
Current deferred tax assets	$2,506	$2,097
Long-term deferred tax assets	2,161	1,829

Net deferred income taxes	$4,667	$3,926

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $2.30 billion of our undistributed earnings for certain non-U.S. subsidiaries, all of which relate to fiscal 2002, 2003, and 2004 earnings, because these earnings are intended to be permanently reinvested in operations outside the United States.

PAGE	49

 Part II

Item 8

On December 3, 2002, the Ninth Circuit Court of Appeals reversed, in part, an earlier U.S. Tax Court decision. In 2004, the remaining issue remanded by the Ninth Circuit Court of Appeals was resolved closing all tax years with the IRS through 1996. The IRS is currently auditing 1997 through 2003. Management believes any adjustments that may ultimately be required will not be material to the financial statements. Income taxes paid were $1.9 billion in fiscal 2002, $2.8 billion in fiscal 2003, and $2.5 billion in fiscal 2004.

NOTE 11    STOCKHOLDERS’ EQUITY

Shares of common stock outstanding are as follows:

(In millions)

Year Ended June 30	2002	2003	2004

Beginning balance	10,766	10,718	10,771
Issued	208	291	215
Repurchased	(256)	(238)	(124)

Balance, end of year	10,718	10,771	10,862

As discussed in Note 13 – Employee Stock and Savings Plans, 344.6 million options were transferred to JPMorgan Chase Bank (JPMorgan) under the stock option transfer program. The options transferred to JPMorgan were amended and restated upon transfer to contain terms and conditions typical of equity option transactions entered into between sophisticated financial counterparties at arm’s length using standard terms and definitions for equity derivatives. As of June 30, 2004, the options have strike prices ranging from $33.03 to $101.25 per share and have expiration dates between December 2005 and December 2006.

Our board of directors has approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. A total of 618 million shares have been repurchased on open market transactions over the last three fiscal years for approximately $16.2 billion. We repurchased 256 million shares for $6.9 billion, 238 million shares for $5.9 billion, and 124 million shares for $3.4 billion in fiscal 2002, 2003, and 2004, respectively. Additionally, in 2002, we acquired 10.2 million of our shares as a result of a structured stock repurchase transaction entered into in 2001, which gave us the right to acquire such shares in exchange for an up-front net payment of $264 million. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in Stockholders’ Equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

On January 16 and September 12, 2003, our board of directors declared annual dividends on our common stock of $0.08 and $0.16 per share, respectively. The dividends were paid on March 7 and November 7, 2003, respectively, to shareholders of record at the close of business on February 21, and October 17, 2003.

PAGE	50

 Part II

Item 8

NOTE 12    OTHER COMPREHENSIVE INCOME

The activity in other comprehensive income and related tax effects are as follows:

(In millions)

Year Ended June 30	2002	2003	2004

Net gains/ (losses) on derivative instruments:
Unrealized gains/ (losses), net of tax effect of $30 in 2002, $(69) in 2003 and $49 in 2004	$55	$(129)	$92
Reclassification adjustment for (gains)/losses included in net income, net of tax effect of $(79) in 2002, $15 in 2003 and $5 in 2004	(146)	27	9

Net gains/ (losses) on derivative instruments	(91)	(102)	101

Net unrealized investment gains/ (losses):
Unrealized holding gains/ (losses), net of tax effect of $(955) in 2002, $610 in 2003 and $(994) in 2004	(1,774)	1,132	(1,846)
Reclassification adjustment for (gains)/losses included in net income, net of tax effect of $958 in 2002, $60 in 2003 and $524 in 2004	1,779	111	973

Net unrealized investment gains/ (losses)	5	1,243	(873)

Translation adjustments and other	82	116	51

Other comprehensive income / (loss)	$(4)	$1,257	$(721)

The components of accumulated other comprehensive income were:

(In millions)	2003	2004

Year Ended June 30

Net gains/ (losses) on derivative instruments	$(16)	$85
Net unrealized investment gains	1,846	973
Translation adjustments and other	10	61

Accumulated other comprehensive income	$1,840	$1,119

NOTE 13    EMPLOYEE STOCK AND SAVINGS PLANS

Effective July 1, 2003, we adopted the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in SFAS 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In connection with the use of the retroactive restatement method, income statement amounts have been restated for fiscal 2002 and 2003 to reflect results as if the fair-value method of SFAS 123 had been applied from its original effective date. Total compensation cost recognized in income for stock-based employee compensation awards was $3.78 billion in fiscal 2002, $3.75 billion in fiscal 2003, and $5.73 billion in fiscal 2004. The amounts for fiscal 2004 include $2.21 billion ($1.48 billion after-tax or $0.14 per diluted share) due to the completion of the employee stock option transfer program.

Employee Stock Purchase Plan.    We have an employee stock purchase plan for all eligible employees. Under the plan, shares of our common stock could be purchased at six month intervals at 85% of the lower of the fair market value on the first or the last day of each six month period. Employees could purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During fiscal 2002, 2003, and 2004 employees purchased 10.8 million shares, 15.2 million shares, and 16.7 million shares at average prices of $25.26, $22.56, and $22.74 per share. At June 30, 2004, 175.5 million shares were reserved for future issuance.

PAGE	51

 Part II

Item 8

During the fourth quarter of fiscal 2004, the administrative committee under the plan approved a change to the common stock purchase discount and approved the elimination of the related look back period and a change to quarterly purchase periods. As a result, effective beginning in fiscal 2005, shares of our common stock may be purchased by employees at three months intervals at 90% of the fair market value on the last day of each three month period.

Savings Plan.    We have a savings plan in the United States, that qualifies under Section 401(k) of the Internal Revenue Code, as well as a number of savings plans in international locations. Participating U.S. employees may contribute up to 25% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Matching contributions for all plans were $101 million, $118 million, and $141 million in fiscal 2002, 2003, and 2004. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the U.S. plan include Microsoft common stock, but neither participant nor our matching contributions are required to be invested in Microsoft common stock.

Stock Plans.    In fiscal 2004 we implemented changes in employee compensation designed to help us continue to attract and retain the best employees, and to better align employee interests with those of our shareholders.

In fiscal 2004, we began granting employees stock awards instead of stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price. We also completed an employee stock option transfer program in the second quarter of fiscal 2004 whereby employees could elect to transfer all of their vested and unvested stock options with a strike price of $33 or higher (“eligible options”) to JPMorgan. The unvested eligible options that were transferred to JPMorgan became vested upon the transfer. The price paid by JPMorgan for the transferred options was determined by reference to the arithmetic average of the closing prices of Microsoft common stock during the period from November 14, 2003 to December 8, 2003, which was $25.57.

A total of 18,503 (51%) of the 36,539 eligible employees elected to participate in the stock option transfer program and 344.6 million (55%) of the 621.4 million eligible options were tendered. Under the terms of the program, JPMorgan paid us $382 million for the transferred options. We made an initial payment of $219 million to participating employees for the transferred options, with a remaining portion to be paid in one or more payments that are subject to participating employees’ continued employment over the next two or three years. The options that were transferred to JPMorgan resulted in stock-based compensation expense of $2.21 billion ($1.48 billion after-tax or $0.14 per diluted share) which is reflected in the results of fiscal 2004. This expense consists of the unrecognized compensation costs of the options that were transferred, less the amounts payable applicable to those previously unvested options for which payment is contingent upon continued employment of participating employees. The contingent payments applicable to unvested eligible options that are subject to continued employment of participating employees will be recognized as compensation expense over the vesting period of the contingent payments.

The stock option transfer program also resulted in a decrease to our long-term deferred tax assets due to the excess of recorded compensation expense for these options over the related tax deduction reported on our tax return. For fiscal 2004, deferred tax assets were reduced by approximately $2.01 billion with an offsetting reduction in paid-in capital, reflecting the reduction of previously recorded deductions reported on our tax return in excess of stock based compensation expense. A description of our stock plans follows.

We have stock plans for directors and for officers, employees, consultants and advisors. The plans provide for awards of stock options and stock awards. At June 30, 2004, an aggregate of 807 million shares were available for future grant under our stock plans. Our plans under which awards may be issued do not contain separate limitations on the number of stock awards; all 807 million shares remaining available for grant at June 30, 2004 could be awarded as stock awards. In addition, awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The options transferred to JPMorgan have been removed from our plans; any options transferred to JPMorgan that expire without being exercised will not become available for grant under any of our plans.

Stock Awards and Shared Performance Stock Awards.    Stock awards are grants that entitle the holder to shares of common stock as the award vests. During fiscal 2004, 32.6 million stock awards with a weighted-average fair value of $26.12 per share were granted and generally vest ratably over a five-year period. Approximately 787,000 stock awards vested and 1.1 million stock awards were cancelled during fiscal 2004.

PAGE	52

 Part II

Item 8

Shared Performance Stock Awards are a form of stock award in which the number of shares ultimately received depends on our performance against specified performance targets. The performance period is July 1, 2003 through June 30, 2006 (January 1, 2004 through June 30, 2006 for certain executive officers). At the end of the performance period, the number of shares of stock and stock awards issued will be determined by adjusting upward or downward from the target in a range between 33% and 150% (0% to 150% for certain executive officers). The final performance percentage on which the payout will be based, considering performance metrics established for the performance period, will be determined by the board of directors or a committee of the board in its sole discretion. Shares of stock will be issued at the end of the performance period and as the stock awards vest ratably over the following two years. In fiscal 2004, Shared Performance Stock Awards representing the targeted number of shares for the performance period ending June 30, 2006 were granted in the aggregate amount of 31.7 million shares with a weighted average fair value of $26.08 per share. Because these awards cover a three-year period, Shared Performance Stock Awards will only be awarded in fiscal 2005 and 2006 to newly hired and promoted employees eligible to receive Shared Performance Stock Awards. No shared performance stock awards vested and 1.2 million shared performance stock awards were cancelled during fiscal 2004.

Stock Awards and Shared Performance Stock Awards are amortized over 5 years using the straight line method.

Stock Options.    Nonqualified stock options have been granted to our directors under our non-employee director stock plans. Nonqualified and incentive stock options have been granted to our officers and employees under our employee stock plans. Options granted before 1995 generally vest over four and one-half years and expire ten years from the date of grant. Options granted between 1995 and 2001 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire ten years from the date of grant. Options granted after 2001 vest over four and one-half years and expire ten years from the date of grant. At June 30, 2004, stock options for 569 million shares were vested.

The weighted average Black-Scholes value of options granted under the stock plans during fiscal 2002, 2003, and 2004 was $15.79, $12.08, and $10.13, respectively. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Year Ended June 30	2002	2003	2004

Weighted average expected life in years	7	7	7
Dividend per share	$–	$0.08	$0.16
Volatility	39.0%	42.0%	29.5%
Risk-free interest rate	5.4%	3.9%	4.1%

Employee stock options outstanding are as follows:

(In millions, except per share amounts)
		Price per Share
	Shares	Range	Weighted average

Balance, June 30, 2001	1,796	$0.28 – $59.57	$24.77
Granted	82	24.31 – 36.29	31.25
Exercised	(198)	0.51 – 34.91	6.41
Canceled	(76)	0.58 – 58.28	34.34

Balance, June 30, 2002	1,604	0.40 – 59.57	26.88
Granted	254	21.42 – 29.12	24.27
Exercised	(234)	0.51 – 28.22	6.89
Canceled	(75)	2.13 – 59.56	34.33

Balance, June 30, 2003	1,549	0.40 – 59.56	29.30
Granted	2	25.46 – 29.96	26.76
Exercised	(198)	0.51 – 29.38	12.21
Stock Option Transfer Program	(345)	33.03 – 59.56	38.70
Canceled	(59)	2.31 – 58.28	31.29

Balance, June 30, 2004	949	0.40 – 59.56	29.26

PAGE	53

 Part II

Item 8

For various price ranges, weighted average characteristics of outstanding employee stock options at June 30, 2004 are as follows:

(In millions, except per share amounts and years)
		Outstanding options		Exercisable options
Range of exercise prices	Shares	Remaining life (years)	Weighted average price	Shares	Weighted average price

$ 0.00 – $15.00	37	1.82	$6.60	36	$6.53
15.01 – 25.00	244	7.24	$23.33	75	$21.78
25.01 – 33.00	387	5.62	$28.24	237	$28.17
33.01 – 41.00	169	4.17	$34.22	127	$34.25
41.01 – 59.56	112	4.40	$44.80	94	$44.66

	949			569

As of June 30, 2004, 345 million transferred options to JP Morgan remained outstanding and are excluded from the amounts noted as employee options outstanding in the tables above. See Note 11. In addition, the tables above include in the total options outstanding 6.8 million options outstanding that were granted in conjunction with corporate acquisitions. These options are included in the option totals; however, they are excluded from the exercise price ranges presented. These options had an exercise price range of $0.00 to $204.09 and a weighted average exercise price of $14.13.

NOTE 14    EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, stock awards, and shared performance stock awards. The components of basic and diluted earnings per share are as follows:

(In millions, except earnings per share)

Year Ended June 30	2002	2003	2004

Net income available for common shareholders (A)	$5,355	$7,531	$8,168

Weighted average outstanding shares of common stock (B)	10,811	10,723	10,803
Dilutive effect of employee stock options and awards	295	159	91

Common stock and common stock equivalents (C)	11,106	10,882	10,894

Earnings per share:
Basic (A/B)	$0.50	$0.70	$0.76

Diluted (A/C)	$0.48	$0.69	$0.75

For the years ended June 30, 2002, 2003 and 2004, 746 million, 1.09 billion and 1.2 billion shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the year ended June 30, 2004, 21.9 million shared performance stock awards, out of 31.7 million targeted amount granted, have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on our performance against metrics established for the performance period, as discussed in Note 13 – Employee Stock and Savings Plans.

PAGE	54

 Part II

Item 8

NOTE 15    ACQUISITIONS

In fiscal 2004, we had no material acquisitions. In fiscal 2003, we acquired all of the outstanding equity interests of Navision a/s, Rare Ltd., and Placeware, Inc. Navision, headquartered in Vedbaek, Denmark, is a provider of integrated business solutions software for small and mid-sized businesses in the European market that is part of the Microsoft Business Solutions segment. We acquired Navision on July 12, 2002 for $1.465 billion consisting primarily of $662 million in cash and the issuance of 29.1 million common shares of our common stock valued at $773 million. The value of the common shares issued was determined based on the average market price of our common shares over the two-day period before and after terms of the acquisition were agreed to and approved. Rare is a video game developer located outside Leicestershire, England, that has broaden the portfolio of games available for the Xbox video game system. Rare was acquired on September 24, 2002 for $377 million consisting primarily of $375 million in cash and is included in the Home and Entertainment segment. Placeware, located in Mountain View, California, facilitates secure, highly reliable, cross-firewall Web conferencing experiences allowing users to conduct business meetings online from a PC, and is part of our Real Time Collaboration business unit in the Information Worker segment. Placeware was acquired on April 30, 2003 for $202 million, consisting primarily of $189 million in cash. Navision, Rare, and Placeware have been consolidated into our financial statements since their respective acquisition dates. None of the acquisitions, individually or in the aggregate, are material to our consolidated results of operations. Accordingly, pro forma financial information is not included in this note.

The estimated fair values of the assets acquired and liabilities assumed at the date of the acquisitions for fiscal 2003 are as follows:

(In millions)
	Navision a/s at July 12, 2002	Rare Ltd. at September 24, 2002	Placeware, Inc. at April 30, 2003

Current assets	$240	$25	$30
Property, plant and equipment	8	8	7
Intangible assets	169	75	30
Goodwill	1,197	281	180

Total assets acquired	1,614	389	247

Current liabilities	(148)	(12)	(32)
Long-term liabilities	(1)	–	(13)

Total liabilities assumed	(149)	(12)	(45)

Net assets acquired	$1,465	$377	$202

The $1.20 billion of goodwill resulting from the Navision acquisition was assigned to the Microsoft Business Solutions segment. Of that total amount, approximately $900 million is expected to be deductible for tax purposes. The $281 million of goodwill in the Rare acquisition was assigned to the Home and Entertainment segment. Of that total amount, approximately $270 million is expected to be deductible for tax purposes. The $180 million of goodwill in the Placeware acquisition was assigned to the Information Worker segment. None of the goodwill is expected to be deductible for tax purposes.

The components of intangible assets acquired in the acquisitions above are as follows (no significant residual value is estimated for these assets):

(In millions)
	Navision a/s		Weighted average life	Rare Ltd.		Weighted average life	Placeware, Inc.	Weighted average life
Contract-based	$115		6 years	$16		5 years	$1	6 years
Technology-based	48		4 years	36		5 years	4	4 years
Marketing-related	4		3 years	10		5 years	2	1 year
Customer-related	–		–	–		–	23	10 years
Research and Development	2	(1)	–	13	(1)	–	–	–

Total	$169		5 years	$75		5 years	$30	8 years

(1)	Amounts assigned to research and development assets were written off in accordance with FIN 4. Those write-offs were included in Research and Development expenses.

PAGE	55

 Part II

Item 8

NOTE 16    COMMITMENTS AND GUARANTEES

We have operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for operating leases was $318 million, $290 million, and $331 million in fiscal 2002, 2003, and 2004, respectively. Future minimum rental commitments under noncancellable leases, in millions of dollars, are as follows:

(In millions)

Year Ended June 30	Amount

2005	$148
2006	124
2007	81
2008	62
2009 and thereafter	120

$535

We have committed $129 million for constructing new buildings.

We have unconditionally guaranteed the repayment of certain Japanese yen denominated bank loans and related interest and fees of Jupiter Telecommunication, Ltd., a Japanese cable company (Jupiter). These guarantees arose on February 1, 2003 in conjunction with the expiration of prior financing arrangements, including previous guarantees by us. The financing arrangements were entered into by Jupiter as part of financing its operations. As part of Jupiter’s new financing agreement, we agreed to guarantee repayment by Jupiter of the loans of approximately $51 million. The estimated fair value and the carrying value of the guarantees was $11 million which was added to the carrying value of the related investment. The guarantees are in effect until the earlier of repayment of the loans, including accrued interest and fees, or February 1, 2009. The maximum amount of the guarantees is limited to the sum of the total due and unpaid principal amounts, accrued and unpaid interest, and any other related expenses. Additionally, the maximum amount of the guarantees, denominated in Japanese yen, will vary based on fluctuations in foreign exchange rates. If we were required to make payments under the guarantees, we may recover all or a portion of those payments upon liquidation of the Jupiter’s assets. The proceeds from such liquidation cannot be accurately estimated due to the multitude of factors that would affect the valuation and realization of the proceeds in the event of liquidation.

In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of June 30, 2004, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to us currently exists.

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

Our product warranty accrual reflects management’s best estimate of our probable liability under its product warranties (primarily relating to the Xbox console). We determine the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence. Our warranty accrual totals $19 million. There has been no significant activity impacting the results of operations for any period presented.

PAGE	56

 Part II

Item 8

NOTE 17    CONTINGENCIES

Government antitrust cases.    We are the defendant in U.S. v. Microsoft and New York v. Microsoft, companion lawsuits filed by the Antitrust Division of the U.S. Department of Justice (DOJ) and a group of eighteen state Attorneys General alleging violations of the Sherman Act and various state antitrust laws. After the trial, the District Court entered Findings of Fact and Conclusions of Law stating that we had violated Sections 1 and 2 of the Sherman Act and various state antitrust laws. A Judgment was entered on June 7, 2000 ordering, among other things, our breakup into two companies. On June 28, 2001, the U.S. Court of Appeals for the District of Columbia Circuit affirmed in part, reversed in part, and vacated the Judgment in its entirety and remanded the case to the District Court for a new trial on one Section 1 claim and for entry of a new judgment consistent with its ruling. In its ruling, the Court of Appeals substantially narrowed the bases of liability found by the District Court, but affirmed some of the District Court’s conclusions that we had violated Section 2. We entered into a settlement with the United States on November 2, 2001. Nine states (New York, Ohio, Illinois, Kentucky, Louisiana, Maryland, Michigan, North Carolina and Wisconsin) agreed to settle on substantially the same terms on November 6, 2001. On November 1, 2002, the Court approved the settlement as being in the public interest, conditioned upon the parties’ agreement to a modification to one provision related to the Court’s ongoing jurisdiction. Two trade groups unsuccessfully sought to intervene to challenge the approval of the settlement and have appealed. Nine states and the District of Columbia continued to litigate the remedies phase of New York v. Microsoft. On November 1, 2002, the Court entered a Final Judgment in this part of the litigation that largely mirrored the settlement between us, the DOJ and the settling states, with some modifications and a different regime for enforcing compliance. The Court declined to impose other and broader remedies sought by the non-settling states. Two states, Massachusetts and West Virginia, appealed from this decision. West Virginia dismissed its appeal as part of a settlement with us of several other cases. On June 30, 2004, the U.S. Court of Appeals for the D.C. Circuit unanimously affirmed the settlement and the Final Judgment.

European Commission competition law matter.    On March 25, 2004 the European Commission announced a decision in its competition law investigation of Microsoft. The Commission concluded that we infringed European competition law by refusing to provide our competitors with licenses to certain protocol technology in the Windows server operating systems and by including streaming media playback functionality in Windows desktop operating systems. The Commission ordered us to make the relevant licenses to our technology available to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified software relating to media playback. The decision also imposed a fine of €497 million, which resulted in a charge of €497 million ($605 million). We filed an appeal of the decision to the Court of First Instance on June 6, 2004 and will seek interim measures suspending the operation of certain provisions of the decision. We contest the conclusion that European competition law was infringed and will defend our position vigorously. A hearing on our petition for interim measures will be held on September 30 – October 1, 2004. In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from us concerning competition, privacy, and security issues.

Antitrust, unfair competition and overcharge class actions.    A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts. The federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that we have competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover on behalf of variously defined classes of direct and indirect purchasers’ alleged overcharges for these products. To date, courts have dismissed all claims for damages brought against us by indirect purchasers under federal law and in 14 states. Nine of those state court decisions have been affirmed on appeal. Claims on behalf of foreign purchasers have also been dismissed by the federal court in Maryland. Appeals of these state rulings are pending in two states. Courts in eleven states have ruled that these cases may proceed as class actions, while courts in two states have denied class certification. The Maryland federal District Court has certified a class of direct purchasers of certain of our operating system software that acquired the software from the shop.Microsoft.com web site or pursuant to a direct marketing campaign and otherwise denied certification of the proposed classes. The denial of certification of the proposed classes has been appealed and that appeal is still pending. Members of the certified class licensed fewer than 550,000 copies of at-issue operating system software from us. In September 2003, we reached an agreement with plaintiffs’ counsel to settle that action, which received final approval in April 2004. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the proposed settlement, class members will be able to obtain vouchers on a

PAGE	57

 Part II

Item 8

claims made basis that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total amount of vouchers issued will depend on the number of class members who claim and are issued vouchers. Two-thirds of the amount of vouchers unissued or unredeemed by class members will be made available to certain schools in California in the form of vouchers that also may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware, software and related services. Since the beginning of 2003, we also reached similar agreements to settle all claims in a number of other states. The proposed settlements in these states are structured similarly to the California settlement, except that, among other differences, one-half of the amounts of vouchers unissued to class members will be made available to certain schools in the relevant states. The maximum amount of vouchers to be issued in these settlements, including the California settlement, is $1.55 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The settlements in California, Florida, Kansas, Montana, North Carolina, North Dakota, South Dakota, Tennessee and West Virginia have received final approval by the relevant court. The proposed settlements in Arizona, the District of Columbia, Massachusetts, Minnesota, New Mexico and Vermont have received preliminary approval by the courts in those states, but still require final approval. We estimate the total cost to resolve all of these cases will range between $1.1 billion and $1.2 billion with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with SFAS 5, Accounting for Contingencies, and FIN 14, Reasonable Estimation of the Amount of a Loss, we have recorded a contingent liability of $1.04 billion, net of administrative expenses and legal fees paid.

RealNetworks litigation.    On December 18, 2003, RealNetworks, Inc. filed suit against us alleging violations of federal and state antitrust and unfair competition laws, related to streaming media features of Windows and related technologies. RealNetworks seeks damages and injunctive relief, including a permanent injunction requiring us to offer a version of Windows products with no streaming media features. We deny the allegations and will vigorously defend the action. RealNetworks filed the case in federal court in San Jose, California. It has been consolidated for pretrial purposes with other cases pending in the U.S. District Court in Baltimore.

Patent cases.    We are the defendant in more than 30 patent infringement cases that we are defending vigorously. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, the plaintiffs accused the browser functionality of Windows of infringement. On August 11, 2003, the jury awarded the plaintiffs approximately $520 million in damages for infringement from the date the plaintiffs’ patent issued through September 2001. The plaintiffs are seeking an equitable accounting for damages from September 2001 to the present. On January 14, 2004, the trial court entered final judgment of $565 million, including post-trial interest of $45 million, and entered an injunction against distribution of any new products, but stayed execution of the judgment and the injunction pending our appeal. We filed our notice of appeal on February 12, 2004. On October 30, 2003, the U.S. Patent Office issued a letter stating that it has initiated a Director-ordered re-examination of the Eolas patent. On February 26, 2004, pursuant to this re-examination proceeding, the Patent Office issued an Office Action rejecting the claims of the Eolas patent. We believe the total cost to resolve this case will not be material to our financial position or results of operations. The actual costs are dependent upon many unknown factors such as success on appeal and the events of a retrial of the case should the case be remanded to trial following appeal. In Research Corporation Technologies, Inc. v. Microsoft, filed in U.S. District Court for the District of Arizona, plaintiff has asserted a family of six patents relating to halftoning which it believes are infringed by certain printing and display functionality allegedly present in different versions of Windows and Office. Plaintiff seeks an as yet unspecified amount of damages in the form of “reasonable royalties” on various Microsoft products dating as far back as Windows and Office 2000. The case is scheduled for trial in April of 2005. In TVI v. Microsoft, filed in U.S. District Court for the Northern District of California, plaintiff accuses the Autoplay feature of Windows of infringement. This case is scheduled for trial in September 2004. In Arendi USA, Inc. and Arendi Holding Limited v. Microsoft, filed in U.S. District Court for the District of Rhode Island, plaintiff has accused certain Smart Tags features in Microsoft Office XP and Office 2003 of infringing one patent. Trial is scheduled for September, 2004. Adverse outcomes in some or all of the pending cases may result in significant monetary damages or injunctive relief against us adversely affecting distribution of our operating system or application products. The risks associated with an adverse decision may result in material settlements.

PAGE	58

 Part II

Item 8

Sun Microsystems agreements.    On April 1, 2004, we entered into a series of agreements with Sun Microsystems, Inc. to resolve all pending litigation between the parties, attempt to avoid future disputes, and create an environment conducive to future cooperation. These agreements included a Settlement Agreement, a Patent Covenant and Standstill Agreement, and a Technology Collaboration Agreement. Pursuant to the agreements, we made payments totaling $1.95 billion to Sun.

In the Settlement Agreement, Sun agreed to discontinue its participation in proceedings pending against Microsoft instituted by the Commission of the European Communities and agreed to dismiss with prejudice the action it filed in the Northern District of California, Sun Microsystems, Inc. v. Microsoft Corp., Civil Action No. C-02-01150 RMW (PVT) (N.D. Cal.), and later transferred to the United States District Court for the District of Maryland under MDL Docket No. 1332. Sun released Microsoft from any claims that were or could have been asserted in the proceedings pending before the European Communities, its action pending in the U.S., and any claims based on any actions or events discussed in the Findings of Fact in United States v. Microsoft Corp. and New York, et al. v Microsoft Corp., 84 F. Supp. 2d 9 (D.D.C. 2002). Pursuant to the terms of the Settlement Agreement, Microsoft paid Sun $700 million, which was recorded as litigation related expense.

The Patent Covenant and Standstill Agreement provides that neither Sun nor Microsoft will sue the other, or certain authorized channel and end user licensees, for damages for past patent infringement. Microsoft has the option of extending this covenant not to sue each year until 2014 in exchange for an annual extension payment, so long as certain conditions are met. The agreement provides that on April 1, 2014, provided that certain conditions are met, the companies will grant each other irrevocable, non-exclusive, perpetual patent licenses, with some reciprocal limitations as to scope and use, as well as an additional ten year covenant not to sue for patent infringement with respect to certain products. Pursuant to the terms of this Agreement, Microsoft paid Sun $900 million, which was recorded as litigation related expense.

Sun and Microsoft also entered into a reciprocal Technology Collaboration Agreement. This collaboration agreement provides both companies with access to aspects of each other’s server-based technology for use in developing new server software products and/or enhancing existing server software products, in order to improve interoperability. It provides a perpetual license between Microsoft and Sun pursuant to all subject intellectual property rights (including patents and trade secrets) to enable either company to implement in its server operating system products any server-based communications protocols that are implemented over a seven year period by the other company in order to interoperate with their respectively identified server and/or client operating system products. Royalty obligations incurred by Microsoft for use or inclusion of covered Sun technology in Microsoft products will, as incurred, be credited against the $350 million already paid pursuant to the terms of the Technology Collaboration Agreement, based on royalty rates to be determined in the future by Sun. This license removes concerns under traditional patent and trade secret intellectual property frameworks by enabling Microsoft’s current and future client and server operating system products to interoperate with the most popular Sun products in a wide range of customer computing environments.

The extent and timing of Microsoft’s consumption of this credit is subject to uncertainty. Much of the technology that the companies agreed to license to each other does not exist in a useable form and the agreement does not specify individual royalty payments for implementation of specifications for particular communications protocols. After reaching this agreement with Sun, we valued the intellectual property rights received. In determining the fair value of the intellectual property received, we considered the uncertainty associated with the timing and likely use of Sun’s technology, which included estimating the likelihood of adoption of protocols and potential royalties saved. That valuation resulted in a fair value of $29 million for the right to use Sun’s licensed protocols in certain products, which we recorded as an intellectual property asset. Reflecting the uncertainty associated with the timing and likely use of Sun’s technology, the remaining amount of $321 million was recorded as litigation related expense.

Intertrust settlement.    On April 3, 2004, the previously reported case of InterTrust v. Microsoft was settled by agreement of the parties. Under the terms of this agreement, we have taken a comprehensive license to InterTrust’s patent portfolio, including pending patent applications, and agreed to make a one-time payment to InterTrust of $440 million. The agreement involved a combination of a license of intellectual property assets for which we recorded an intangible asset of $266 million and a payment of $174 million for settlement of legal claims. Of the total payment, $174 million was recovered through insurance and had no impact on our results of operations. The agreement resolves all outstanding litigation between the parties.

Other.    We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of these matters, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may

PAGE	59

 Part II

Item 8

change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect becomes reasonably estimable.

NOTE 18    SEGMENT INFORMATION

Segment revenue and operating income/(loss) is as follows: (1)

(In millions)

Year Ended June 30	2002	2003	2004

Revenue
Client	$9,350	$10,287	$11,241
Server and Tools	5,632	6,692	7,881
Information Worker	8,328	9,695	10,924
Microsoft Business Solutions	308	577	660
MSN	1,924	2,396	2,444
Mobile and Embedded Devices	124	153	239
Home and Entertainment	2,411	2,779	2,870
Reconciling amounts	288	(392)	576

Consolidated	$28,365	$32,187	$36,835

Operating Income/(Loss)
Client	$7,529	$8,362	$9,005
Server and Tools	1,409	1,841	2,173
Information Worker	6,440	7,495	8,067
Microsoft Business Solutions	(196)	(202)	(180)
MSN	(746)	(378)	397
Mobile and Embedded Devices	(240)	(162)	(102)
Home and Entertainment	(866)	(938)	(894)
Reconciling amounts	(5,058)	(6,473)	(9,432)

Consolidated	$8,272	$9,545	$9,034

(1)	Fiscal 2002 and 2003 information has been restated to reflect the retroactive adoption of the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation, as discussed in Note 13. In addition, fiscal 2003 information has been restated for certain internal reorganizations and changes to certain internal accounting methods to conform to the current period presentation. It was not practicable to restate fiscal 2002 information for these changes, nor was it practicable to present the current year on a basis consistent with fiscal 2002.

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. The types of products and services provided by each segment are summarized below:

Client – Windows XP Professional and Home, Windows 2000 Professional, and other standard Windows operating systems.

PAGE	60

 Part II

Item 8

Server and Tools – Server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other servers. Also includes developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft consulting services.

Information Worker – Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, other information worker products including Microsoft LiveMeeting and OneNote, an allocation for Server CALs, and professional product support services.

Microsoft Business Solutions – Microsoft Great Plains, Microsoft Navision, Microsoft Axapta, Microsoft Solomon, Microsoft CRM, MBN/Retail Manager and other business applications and services.

MSN – Personal communication services, such as e-mail and instant messaging, information services, such as MSN Search and the MSN portals and channels, and paid services including MSN Internet access, MSN Premium Web services, and MSN Mobile service.

Mobile and Embedded Devices – Windows Mobile software, Windows Embedded device operating systems, MapPoint, and Windows Automotive.

Home and Entertainment – Xbox video game system, PC games, the Home Products Division (HPD), and TV platform products.

Because of our integrated business structure, operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment. Inter-segment cost commissions are estimated by management and used to compensate or charge each segment for such shared costs and to incent shared efforts. Management will continually evaluate the alignment of product development organizations, sales organizations, and inter-segment commissions for segment reporting purposes, which may result in changes to segment allocations in future periods.

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Reconciling amounts include adjustments to conform with U.S. GAAP and corporate level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, quarter end cut off timing, and accelerated amortization for depreciation, stock awards and performance-based stock awards. In addition, certain revenue and expenses are excluded from segments or included in corporate level activity including certain legal settlements and legal contingent liabilities.

Significant reconciling items are as follows:

(In millions)

Year Ended June 30	2002	2003	2004

Operating income reconciling amounts:
Legal settlements and contingent liabilities	(673)	(1,079)	(2,778)
Stock-based compensation expense	(3,784)	(3,749)	(4,773)
Revenue reconciling amounts	288	(392)	576
Other	(889)	(1,253)	(2,457)

Total	$(5,058)	$(6,473)	$(9,432)

Other primarily includes corporate operations related to sales and marketing, product support services, human resources, legal, finance, IT, corporate development and procurement activities; research and development; and various amounts to conform with U.S. GAAP.

PAGE	61

 Part II

Item 8

Sales to Dell and its subsidiaries in the aggregate accounted for approximately 10% of total fiscal 2004 revenue. These sales were made primarily through our OEM and volume licensing channels and were included in all operating segments. No single customer accounted for more than 10% of revenue in 2002 or 2003.

Revenue, classified by the major geographic areas in which we operate, is as follows:

(In millions)

Year Ended June 30	2002	2003	2004

United States(1)	$20,066	$22,077	$25,046
Other countries	8,299	10,110	11,789

Total	$28,365	$32,187	$36,835

(1)	Includes shipments to customers in the United States, licensing to certain OEMs and multinational organizations, and exports of finished goods, primarily to Asia, Latin America, and Canada.

Long-lived assets, classified by the geographic location of the controlling statutory company in which that company operates, are as follows:

(In millions)

Year Ended June 30	2003	2004

United States	$3,773	$5,365
Other countries	1,962	645

Total	$5,735	$6,010

NOTE 19    SUBSEQUENT EVENT

On July 20, 2004, our board of directors approved a quarterly dividend of $0.08 per share payable on September 14, 2004, to shareholders of record on August 25, 2004. In addition, the board approved a plan to buy back up to $30 billion in Microsoft common stock over the next four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. The board also approved a one-time special dividend of $3.00 per share, or approximately $32 billion, subject to shareholder approval of stock plan amendments that will allow certain adjustments to employee equity compensation awards to offset the impact of the special dividend. The special dividend will be payable on December 2, 2004, to shareholders of record on November 17, 2004, conditioned upon shareholder approval of amendments to the employee stock plans at the annual meeting of shareholders scheduled to be held November 9, 2004.

PAGE	62

 Part II

Item 8

QUARTERLY INFORMATION

(In millions, except per share amounts) (Unaudited)

Quarter Ended	Sep. 30	Dec. 31		Mar. 31			June 30		Total

Fiscal 2003
Revenue	$7,746	$8,541		$	`7,835		$8,065		$32,187
Gross profit	6,402	6,404			6,561		6,761		26,128
Net income	2,041	1,865			2,142		1,483	(1)	7,531
Basic earnings per share	0.19	0.17			0.20		0.14		0.70
Diluted earnings per share	0.19	0.17			0.20		0.14		0.69

Fiscal 2004
Revenue	$8,215	$10,153			$9,175		$9,292		$36,835
Gross profit	6,735	7,809			7,764		7,811		30,119
Net income	2,614	1,549	(2)		1,315	(3)	2,690		8,168
Basic earnings per share	0.24	0.14			0.12		0.25		0.76
Diluted earnings per share	0.24	0.14			0.12		0.25		0.75

(1)	Includes charges of $750 million (pre-tax) related to the Time Warner settlement and $1.15 billion in impairments of investments.
(2)	Includes stock-based compensation charges of $2.2 billion for the employee stock option transfer program.
(3)	Includes charges of $2.53 billion (pre-tax) related to the Sun Microsystems Inc. settlement and a fine imposed by the European Commission.

PAGE	63

 Part II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries as of June 30, 2003 and 2004, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2004. These financial statements are the responsibility of the Corporation’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2003 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2004 in conformity with accounting principles generally accepted in the United States of America.

As described in Note 13 to the financial statements, the Company retroactively adopted Statement of Financial Accounting Standards No. 123, Accounting for Stock-Based Compensation, effective July 1, 2003.

/s/    DELOITTE & TOUCHE LLP

Deloitte & Touche LLP

Seattle, Washington

August 24, 2004

PAGE	64

 Part II

Item 9, 9A, 9B

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

None.

ITEM 9A.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B.    OTHER INFORMATION

None.

PAGE	65

 Part III

Item 10, 11, 12, 13, 14, 15

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

Information about our Directors may be found under the caption “Election of Directors and Management Information” of our Proxy Statement for the Annual Meeting of Shareholders to be held November 9, 2004 (the “Proxy Statement”). That information is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Information Regarding Executive Officer Compensation” and “Information About the Board and its Committees—Director Compensation” is incorporated herein by reference.

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

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Proxy Statement under the heading “Fees Billed by Deloitte & Touche LLP” and is incorporated herein by reference.

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

PAGE	66

 Part IV

Item 15

(b) Exhibit Listing

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation(1)

3.2	Bylaws of Microsoft Corporation(2)

4.	Call Option Transaction Confirmation dated December 11, 2003 between Microsoft Corporation and JPMorgan Chase Bank(3)

10.1*	Microsoft Corporation 2001 Stock Plan

10.2*	Microsoft Corporation 1991 Stock Option Plan(4)

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors

10.4*	Microsoft Corporation Stock Option Plan for Non-Employee Directors(5)

10.5	Microsoft Corporation Stock Option Plan for Consultants and Advisors(6)

10.6*	Microsoft Corporation 2003 Employee Stock Purchase Plan

10.7*	Microsoft Corporation 1998 Stock Option Gain and Bonus Deferral Program

10.8*	Form of Stock Award Agreement

10.9*	Form of Stock Award Agreement for Non-Employee Directors

10.10*	Form of Shared Performance Stock Award Agreement for the January 1, 2004 to June 30, 2006 performance period

10.11*	Form of Shared Performance Stock Award Agreement for the July 1, 2003 to June 30, 2006 performance period

10.12*	Form of Stock Option Agreement

10.13*	Form of Stock Option Agreement for Non-Employee Directors

10.14	Trust Agreement dated June 1, 1993 between Microsoft Corporation and BNY Western Trust Company as trustee (formerly with First Interstate Bank of Washington as trustee)(6)

10.15	Trust Agreement dated June 30, 2003 between Microsoft Corporation and BNY Western Trust Company as trustee(7)

10.16	Form of Indemnification Agreement(6)

21.	Subsidiaries of Registrant

23.	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2002.
(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2003.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2003.
(4)	Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1997.
(5)	Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1994.
(6)	Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002.
(7)	Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003.
*	Indicates a management contract or compensatory plan or arrangement.

PAGE	67

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on September 1, 2004.

MICROSOFT CORPORATION

By:	/s/ JOHN G. CONNORS
John G. Connors
Senior Vice President; Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on September 1, 2004.

Signature	Title

/s/ WILLIAM H. GATES III William H. Gates III	Chairman and Chief Software Architect

/s/ STEVEN A. BALLMER Steven A. Ballmer	Director and Chief Executive Officer

/s/ JAMES I. CASH, JR. James I. Cash, Jr.	Director

/s/ RAYMOND V. GILMARTIN Raymond V. Gilmartin	Director

/s/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director

/s/ DAVID F. MARQUARDT David F. Marquardt	Director

/s/ CHARLES H. NOSKI Charles H. Noski	Director

/s/ HELMUT PANKE Helmut Panke	Director

/s/ WM. G. REED, JR. Wm. G. Reed, Jr.	Director

/s/ JON A. SHIRLEY Jon A. Shirley	Director

/s/ JOHN G. CONNORS John G. Connors	Senior Vice President; Chief Financial Officer (Principal Financial and Accounting Officer)

PAGE	68

EXHIBIT INDEX

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation(1)

3.2	Bylaws of Microsoft Corporation(2)

4.	Call Option Transaction Confirmation dated December 11, 2003 between Microsoft Corporation and JPMorgan Chase Bank(3)

10.1*	Microsoft Corporation 2001 Stock Plan

10.2*	Microsoft Corporation 1991 Stock Option Plan(4)

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors

10.4*	Microsoft Corporation Stock Option Plan for Non-Employee Directors(5)

10.5	Microsoft Corporation Stock Option Plan for Consultants and Advisors(6)

10.6*	Microsoft Corporation 2003 Employee Stock Purchase Plan

10.7*	Microsoft Corporation 1998 Stock Option Gain and Bonus Deferral Program

10.8*	Form of Stock Award Agreement

10.9*	Form of Stock Award Agreement for Non-Employee Directors

10.10*	Form of Shared Performance Stock Award Agreement for the January 1, 2004 to June 30, 2006 performance period

10.11*	Form of Shared Performance Stock Award Agreement for the July 1, 2003 to June 30, 2006 performance period

10.12*	Form of Stock Option Agreement

10.13*	Form of Stock Option Agreement for Non-Employee Directors

10.14	Trust Agreement dated June 1, 1993 between Microsoft Corporation and BNY Western Trust Company as trustee (formerly with First Interstate Bank of Washington as trustee)(6)

10.15	Trust Agreement dated June 30, 2003 between Microsoft Corporation and BNY Western Trust Company as trustee(7)

10.16	Form of Indemnification Agreement(6)

21.	Subsidiaries of Registrant

23.	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2002.
(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2003.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2003.
(4)	Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1997.
(5)	Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended June 30, 1994.
(6)	Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002.
(7)	Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003.
*	Indicates a management contract or compensatory plan or arrangement.