Form 10-Q
period 2004-09-30
MICROSOFT CORP
filed 2004-11-09
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2004

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

The number of shares outstanding of the registrant’s common stock as of October 31, 2004 was 10,871,589,882.

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2004

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except earnings per share)(Unaudited)

	Three Months Ended September 30
	2003	2004
Revenue	$8,215	$9,189
Operating expenses:
Cost of revenue	1,480	1,469
Research and development	1,611	1,548
Sales and marketing	1,505	1,663
General and administrative	471	1,015

Total operating expenses	5,067	5,695

Operating income	3,148	3,494
Investment income and other	753	279

Income before income taxes	3,901	3,773
Provision for income taxes	1,287	1,245

Net income	$2,614	$2,528

Earnings per share:
Basic	$0.24	$0.23

Diluted	$0.24	$0.23

Weighted average shares outstanding:
Basic	10,811	10,873

Diluted	10,885	10,920

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	June 30, 2004(1)	September 30, 2004
		(Unaudited)
Assets
Current assets:
Cash and equivalents	$15,982	$11,141
Short-term investments	44,610	53,274

Total cash and short-term investments	60,592	64,415
Accounts receivable, net of allowances of $166 and $176	5,890	5,106
Inventories	421	608
Deferred income taxes	2,097	1,522
Other	1,566	1,245

Total current assets	70,566	72,896
Property and equipment, net	2,326	2,317
Equity and other investments	12,210	12,185
Goodwill	3,115	3,115
Intangible assets, net	569	534
Deferred income taxes	1,829	1,545
Other long-term assets	1,774	1,676

Total assets	$92,389	$94,268

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,717	$1,439
Accrued compensation	1,339	918
Income taxes	3,478	3,456
Short-term unearned revenue	6,514	6,149
Other	1,921	3,849

Total current liabilities	14,969	15,811
Long-term unearned revenue	1,663	1,633
Other long-term liabilities	932	878
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 10,862 and 10,865	56,396	57,147
Retained earnings, including accumulated other comprehensive income of $1,119 and $1,208	18,429	18,799

Total stockholders’ equity	74,825	75,946

Total liabilities and stockholders’ equity	$92,389	$94,268

(1)	Derived from audited financial statements

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended September 30
	2003	2004
Operations
Net income	$2,614	$2,528
Depreciation, amortization, and other noncash items	328	183
Stock-based compensation	1,015	745
Net recognized (gains)/losses on investments	(279)	165
Stock option income tax benefits	489	128
Deferred income taxes	6	293
Unearned revenue	2,214	2,599
Recognition of unearned revenue	(2,983)	(3,062)
Accounts receivable	676	861
Other current assets	(314)	(202)
Other long-term assets	(14)	18
Other current liabilities	(276)	(200)
Other long-term liabilities	(52)	(49)

Net cash from operations	3,424	4,007

Financing
Common stock issued	695	487
Common stock repurchased	(1,045)	(355)
Common stock cash dividend	—	(870)

Net cash from financing	(350)	(738)

Investing
Additions to property and equipment	(167)	(173)
Acquisition of companies, net of cash acquired	(4)	—
Purchases of investments	(24,598)	(29,608)
Maturities of investments	2,650	7,201
Sales of investments	18,371	14,467

Net cash from investing	(3,748)	(8,113)

Net change in cash and equivalents	(674)	(4,844)
Effect of exchange rates on cash and equivalents	4	3
Cash and equivalents, beginning of period	6,438	15,982

Cash and equivalents, end of period	$5,768	$11,141

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended September 30
	2003	2004
Common stock and paid-in capital
Balance, beginning of period	$49,234	$56,396
Common stock issued	695	414
Common stock repurchased	(135)	(160)
Stock-based compensation expense	1,015	745
Stock option income tax benefits/(deficiencies)	489	(251)
Other, net	—	3

Balance, end of period	51,298	57,147

Retained earnings
Balance, beginning of period	15,678	18,429

Net income	2,614	2,528
Other comprehensive income:
Net gains on derivative instruments	17	31
Net unrealized investments gains/(losses)	(136)	44
Translation adjustments and other	(2)	14

Comprehensive income	2,493	2,617
Common stock cash dividend	(1,729)	(1,740)
Common stock repurchased	(1,060)	(507)

Balance, end of period	15,382	18,799

Total stockholders’ equity	$66,680	$75,946

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 2004 Form 10-K.

Certain reclassifications have been made to prior period amounts to conform with current period presentation.

Note 2 – Inventories

The components of inventories were as follows:

(In millions)	June 30, 2004	September 30, 2004
Finished goods	$271	$487
Raw materials and work in process	150	121

Inventories	$421	$608

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The components of basic and diluted earnings per share were as follows:

(In millions, except earnings per share)
Three months ended September 30	2003	2004
Net income available for common shareholders (A)	$2,614	$2,528

Weighted average outstanding shares of common stock (B)	10,811	10,873
Dilutive effect of employee stock options and awards	74	47

Common stock and common stock equivalents (C)	10,885	10,920

Earnings per share:
Basic (A/B)	$0.24	$0.23

Diluted (A/C)	$0.24	$0.23

For the three months ended September 30, 2003 and 2004, 910 million and 927 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the three months ended September 30, 2004, 22.7 million shared performance stock awards have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on our performance against metrics established for the performance period.

Note 4 – Unearned Revenue

The components of unearned revenue were as follows:

(In millions)	June 30, 2004	September 30, 2004
Volume licensing programs	$5,075	$4,805
Undelivered elements	2,358	2,262
Other	744	715

Unearned revenue	$8,177	$7,782

Unearned revenue by segment is as follows:

(In millions)	June 30, 2004	September 30, 2004
Client	$2,822	$2,706
Server and Tools	2,370	2,310
Information Worker	2,586	2,388
Other segments	399	378

Unearned revenue	$8,177	$7,782

Note 5 – Stockholders’ Equity

On July 20, 2004, our Board of Directors approved a quarterly dividend of $0.08 per share, or approximately $870 million which was paid on September 14, 2004, to shareholders of record on August 25, 2004. The board also

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

approved a one-time special dividend of $3.00 per share, or approximately $33 billion, subject to shareholder approval of stock plan amendments that will allow certain adjustments to employee equity compensation awards to offset the impact of the special dividend. The special dividend will be payable on December 2, 2004, to shareholders of record on November 17, 2004, conditioned upon shareholder approval of amendments to the employee stock plans at the annual meeting of shareholders scheduled to be held November 9, 2004.

On September 15, 2004, our Board of Directors declared a regular quarterly dividend of $0.08 per share. The dividend is payable December 2, 2004, to shareholders of record at the close of business on November 17, 2004. The ex-dividend date is November 15, 2004. This dividend of approximately $870 million was included in other current liabilities on our balance sheet.

During the three months ended September 30, 2004, we repurchased 22.8 million shares of common stock for $625 million, compared to 43.3 million shares of common stock for $1.2 billion in the comparable period of the prior year. The repurchase program may be suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in Stockholders’ Equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

Note 6 – Investment Income and Other

The components of investment income and other are as follows:

(In millions)
Three months ended September 30	2003	2004
Dividends and interest	$484	$411
Net recognized gains on investments	245	53
Net gains/(losses) on derivatives	34	(195)
Income/(losses) from equity investees and other	(10)	10

Investment income and other	$753	$279

Note 7 – Contingencies

European Commission competition law matter. On March 25, 2004, the European Commission announced a decision in its competition law investigation of Microsoft. The Commission concluded that we infringed European competition law by refusing to provide our competitors with licenses to certain protocol technology in the Windows server operating systems and by including streaming media playback functionality in Windows desktop operating systems. The Commission ordered us to make the relevant licenses to our technology available to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified software relating to media playback. The decision also imposed a fine of €497 million, which resulted in a charge of €497 million ($605 million). We filed an appeal of the decision to the Court of First Instance on June 6, 2004, and will seek interim measures suspending the operation of certain provisions of the decision. We contest the conclusion that European competition law was infringed and will defend our position vigorously. A hearing on our petition for interim measures was held on September 30 and October 1, 2004. In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from us concerning competition, privacy, and security issues.

Antitrust, unfair competition, and overcharge class actions. A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts. The federal cases

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

have been consolidated in the U.S. District Court for Maryland. These cases allege that we have competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover alleged overcharges for these products on behalf of variously defined classes of direct and indirect purchasers. To date, courts have dismissed all claims for damages brought against us by indirect purchasers under federal law and in 14 states. Nine of those state court decisions have been affirmed on appeal. Appeals of these state rulings are pending in two states. Claims on behalf of foreign purchasers have also been dismissed by the federal court in Maryland. That ruling is currently on appeal to the United States Court of Appeals for the Fourth Circuit. Courts in eleven states have ruled that indirect purchaser cases may proceed as class actions, while courts in two states have denied class certification. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the proposed settlement, class members will be able to obtain vouchers that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers issued will depend on the number of class members who make a claim and are issued vouchers. Two-thirds of the value of vouchers unissued or unredeemed by class members will be made available to certain schools in California in the form of vouchers that also may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware, software and related services. Since the beginning of 2003, we also reached similar agreements to settle all claims in a number of other states. The proposed settlements in these states are structured similarly to the California settlement, except that, among other differences, one-half of the value of vouchers unissued to class members will be made available to certain schools in the relevant states. The maximum value of vouchers to be issued in these settlements, including the California settlement, is $1.55 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The settlements in California, the District of Columbia, Florida, Kansas, Minnesota, Montana, North Carolina, North Dakota, South Dakota, Tennessee, and West Virginia have received final approval by the relevant court. The proposed settlements in Arizona, Massachusetts, New Mexico, and Vermont have received preliminary approval by the courts in those states, but still require final approval. We estimate the total cost to resolve all of these cases will range between $1.1 billion and $1.4 billion, with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies, and FASB Interpretation (FIN) 14, Reasonable Estimation of the Amount of a Loss, at September 30, 2004, we have recorded a contingent liability of approximately $960 million, net of payments to date for administrative expenses and legal fees.

Other antitrust litigation and claims. On August 27, 2004, the City and County of San Francisco, the City of Los Angeles, and Los Angeles, San Mateo, Contra Costa and Santa Clara Counties filed a putative class action against Microsoft in San Francisco Superior Court. The action is brought on behalf of all governmental entities, agencies and political subdivisions of the State of California who indirectly purchased Microsoft operating system or word processing and spreadsheet software during the period from February 18, 1995, until the date of trial in the action. The plaintiffs seek treble damages under California’s Cartwright Act and the disgorgement of unlawful profits under its Unfair Competition Act resulting from Microsoft’s alleged combinations to restrain trade, deny competition and monopolize the world markets for PC operating systems and word processing and spreadsheet applications (and productivity suites including these applications). Microsoft was served with the complaint on August 30 and has removed the case to federal court.

On December 18, 2003, RealNetworks, Inc. filed suit against us alleging violations of federal and state antitrust and unfair competition laws. The alleged violations relate to streaming media features of Windows and related technologies. RealNetworks seeks damages and injunctive relief, including a permanent injunction

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

requiring us to offer a version of Windows products with no streaming media features. We deny the allegations and will vigorously defend the action. RealNetworks filed the case in federal court in San Jose, California. It has been consolidated for pretrial purposes with other cases pending in the U.S. District Court in Baltimore.

Burst.com, Inc. filed suit against us on June 18, 2002 alleging violations of federal and state antitrust and unfair competition laws, violation of trade secrets, breach of contract, and patent infringement. Burst seeks trebled damages, restitution, punitive damages, injunctive relief, including ceasing to infringe, ceasing to use the trade secrets, discontinuing any practice that “excludes competitors or maintains a monopoly in the relevant markets,” and other relief to restore competitive conditions. We deny the allegations and are vigorously defending the action. This case was filed in federal court in San Francisco, California. It has been consolidated for pretrial purposes with other cases pending in the U.S. District Court in Baltimore.

In addition, we have been notified of additional antitrust damage claims by several competitors and several licensees of our products, including claims by Novell, Inc. with respect to its ownership of WordPerfect between June 1994 and March 1996.

While we intend to vigorously defend the foregoing antitrust lawsuits and claims, there exists the possibility of adverse outcomes which we estimate could be up to $750 million in aggregate beyond recorded amounts.

Patent cases. We are the defendant in more than 35 patent infringement cases that we are defending vigorously. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, the plaintiffs alleged infringement by the browser functionality of Windows. On August 11, 2003, the jury awarded the plaintiffs approximately $520 million in damages for infringement from the date the plaintiffs’ patent was issued through September 2001. The plaintiffs are seeking an equitable accounting for damages from September 2001 to the present. On January 14, 2004, the trial court entered final judgment of $565 million, including post-trial interest of $45 million, and entered an injunction against distribution of any new products, but stayed execution of the judgment and the injunction pending our appeal. We filed our notice of appeal on February 12, 2004. On October 30, 2003, the U.S. Patent Office issued a letter stating that it was initiating a Director-ordered re-examination of the Eolas patent. On February 26, 2004, pursuant to this re-examination proceeding, the Patent Office issued an Office Action rejecting the claims of the Eolas patent. We believe the total cost to resolve this case will not be material to our financial position or results of operations. The actual costs are dependent upon many unknown factors such as success on appeal and the events of a retrial of the case should the case be remanded to trial following appeal. In Research Corporation Technologies, Inc. v. Microsoft, filed in U.S. District Court for the District of Arizona, the plaintiff has asserted a family of six patents related to half-toning, which it believes are infringed by certain printing and display functionality allegedly present in different versions of Windows and Office. Plaintiff seeks an as-yet unspecified amount of damages in the form of “reasonable royalties” on various Microsoft products including Windows and Office 2000 and subsequent versions of those products. The case is scheduled for trial in April 2005. In TVI v. Microsoft, filed in U.S. District Court for the Northern District of California, the plaintiff alleges infringement by the Autoplay feature of Windows. Trial is expected to be reset for early calendar year 2005. In Arendi USA, Inc. and Arendi Holding Limited v. Microsoft, filed in U.S. District Court for the District of Rhode Island, the plaintiffs alleged infringement of one patent by certain Smart Tags features in Microsoft Office XP and Office 2003. Following trial in September 2004 the jury returned a verdict for Microsoft, finding that we did not infringe the patents. The plaintiffs may appeal. Adverse outcomes in some or all of the pending patent cases may result in significant monetary damages or injunctive relief against us, adversely affecting distribution of our operating system or application products. The risks associated with an adverse decision may result in material settlements.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed in this Note 7, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

Note 8 – Segment Information

SFAS 131, Disclosures about Segments of an Enterprise and Related Information, requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP.

Segment revenue and operating income/(loss) is as follows (1):

(In millions)
Three months ended September 30	2003	2004
Revenue
Client	$2,667	$2,865
Server and Tools	1,806	2,024
Information Worker	2,402	2,590
Microsoft Business Solutions	155	160
MSN	605	563
Mobile and Embedded Devices	51	69
Home and Entertainment	628	601
Reconciling amounts	(99)	317

Consolidated	$8,215	$9,189

Operating income/(loss)
Client	$2,182	$2,342
Server and Tools	532	663
Information Worker	1,801	1,999
Microsoft Business Solutions	(10)	(20)
MSN	95	99
Mobile and Embedded Devices	(16)	(4)
Home and Entertainment	(181)	(126)
Reconciling amounts	(1,255)	(1,459)

Consolidated	$3,148	$3,494

(1)	The segment information reflects our realignment of the Small and Mid-Market Solutions & Partners (SMS&P) organization from the Information Worker segment to the Microsoft Business Solutions segment. Additionally, Professional product support services have been reorganized from Information Worker segment into Server and Tools segment. The three months ended September 30, 2003 information has been restated for the above mentioned reorganizations, other internal reorganizations and changes to certain internal accounting methods to conform to the current period presentation.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment. Inter-segment cost commissions are estimated by management and used to compensate or charge each segment for such shared costs and to incent shared efforts.

Reconciling amounts include adjustments to conform significant internal accounting policies with U.S. GAAP and corporate level activity not specifically attributed to a segment. Certain revenue and expenses are excluded from segments or included in corporate-level activity, including certain legal settlements and legal contingent liabilities.

Significant reconciling items to arrive at operating income are as follows:

(In millions)
Three months ended September 30	2003	2004
Summary of reconciling amounts:
Corporate level activity	(785)	(1,364)
Stock-based compensation expense	(604)	(368)
Revenue reconciling amounts	(28)	316
Other	162	(43)

Total	$(1,255)	$(1,459)

Note 9 – Subsequent Events

Subsequent to September 30, 2004, we resolved certain lawsuits and claims that were pending at quarter end. These matters included an agreement to pay Novell, Inc. $536 million and certain other immaterial matters, which have been accrued in other current liabilities. In the settlement with Novell, Novell agreed not to pursue certain claims against us related to Novell’s businesses (including Netware), agreed to withdraw from participation in the European Commission’s case with Microsoft, and agreed to discontinue participating as an intervener on behalf of the European Commission in Microsoft’s appeal of the Commission’s March 25 ruling described in Note 7. Novell retains the right to pursue claims related to its ownership of WordPerfect between June 1994 and March 1996.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

Board of Directors and Stockholders

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of September 30, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended September 30, 2004 and 2003. These interim financial statements are the responsibility of the Company’s management.

We conducted our reviews in accordance with standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2004, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated August 24, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington
November 8, 2004

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

We generate revenue, income, and cash flows by developing, manufacturing, licensing, and supporting a wide range of software products for many computing devices. Our software products include operating systems for servers, personal computers (PCs), and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; and software development tools. We provide consulting and product support services, and we train and certify system integrators and developers. We sell the Xbox video game console and games, PC games, and peripherals. Online communication services and information services are delivered through our MSN portals and channels around the world.

Our revenues historically have fluctuated quarterly and have been highest in the second quarter of our fiscal year, generally due to the holiday season spending by consumers and corporate calendar year end spending trends in our major markets. Our Home and Entertainment segment is particularly subject to seasonality due to the nature of its products. We have historically experienced that approximately 40% to 50% of Home and Entertainment revenues have been generated in the second fiscal quarter. We believe that the seasonality of revenues is likely to continue. Our historical seasonality could be impacted by future spending patterns.

We work to sustain the long-term growth of our businesses through technological innovation, engineering excellence, and a commitment to delivering high-quality experiences to customers and partners. Recognizing that one of our primary challenges is to help accelerate worldwide PC adoption and software upgrades, we continue to advance the functionality, security and affordability of Windows operating systems, including versions for new devices such as Tablet PCs, Media Center PCs, Portable Media Centers, and mobile SmartPhones. We also develop innovative software applications and solutions to enhance the productivity of information workers, improve communication and collaboration in work groups, and streamline processes for small and mid-sized businesses. To sustain the growth of our Server and Tools business amid competition from other vendors of both proprietary and open source software, our goal is to deliver products that provide the best platform for network computing—the most advanced, easiest to deploy and manage, most secure, and with the lowest total cost of acquisition and ownership. To take advantage of emerging market opportunities, we continue to invest in research and development of existing and new lines of business, such as online music and search services, that we believe can contribute significantly to our long-term growth.

Summary

	Three months ended September 30		Percentage Change
(In millions, except percentages)	2003	2004
Revenue	$8,215	$9,189	12%
Operating income	$3,148	$3,494	11%

Our revenue increase for the three months ended September 30, 2004 was primarily driven by growth in licensing of Windows Server operating systems and other server applications, Information Worker products and

Windows Client operating systems through OEMs, as a result of growth in PC and server hardware shipments and overall improvements in IT spending. We believe that small and mid-market customers led the improvements in IT spending.

We estimate growth in PC shipments was 10% during the first quarter of fiscal 2005 compared to the same period in fiscal 2004. We estimate that total server hardware shipments grew 16%, with Windows Server shipments growing faster than the overall sector at 18% in the first quarter of fiscal 2005. The net impact of foreign exchange rates on revenue was positive in the three months ended September 30, 2004, primarily due to relative strengthening of most foreign currencies against the U.S. dollar. Had the rates from prior year been in effect in first quarter fiscal 2005, translated international revenue earned in local currencies would have been approximately $221 million lower. We hedge a portion of our international currency exposures, thereby reducing our overall translation exposure.

For the three months ended September 30, 2004, the operating income increase of $346 million was primarily driven by an increase in revenue in Client and Information Worker, which have higher gross margins as compared with other segments. Increased legal expenses, primarily related to the $536 million in litigation expenses as described in Note 9 of the Notes to Financial Statements, and marketing spending increases partially offset the revenue increase and a decrease in headcount-related costs. Headcount-related costs decreased primarily due to a $270 million decline in stock-based compensation expense.

Due to the nature and timing of the Novell and certain other immaterial settlements as described in Note 9 of the Notes to Financial Statements, the results for the three months ended September 30, 2004 that were previously released on October 21, 2004 have been updated to include the impact of these settlements. Net income and earnings per share for the quarter were $2.53 billion and $0.23 respectively, including $373 million ($557 million pre-tax) relating to these matters.

We expect general economic conditions to remain stable and estimate PC shipments will grow from 8% to 10% and Server unit shipments will grow from 13% to 15% in fiscal 2005 compared to fiscal 2004. These lower growth rates may cause slower revenue growth in fiscal 2005 compared to fiscal 2004. We expect our operating income growth in fiscal 2005 to exceed our revenue growth. Operating income is expected to reflect lower operating expenses due to the absence of certain legal settlements that occurred in fiscal 2004, lower stock-based compensation costs, and benefits achieved through continued progress in our cost efficacy initiative.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Our seven segments are: Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment.

The revenue and operating income/(loss) amounts in this section are presented on a basis consistent with U.S. GAAP applied at the segment level. Fiscal 2004 segment information has been restated for certain internal reorganization and changes to certain internal accounting methods to conform to the current period presentation. Certain corporate level expenses have been excluded. Those expenses primarily include corporate operations related to sales and marketing, product support services, human resources, legal, finance, IT, corporate development and procurement activities, research and development and other costs, and accrued legal contingencies. Corporate expenses were $785 million, and $1.36 billion in the three months ended September 30, 2003 and 2004 respectively. The increase in corporate expenses was due to an increase in litigation expenses, primarily associated with the $536 million in litigation expenses related to the Novell settlement described in Note 9 of the Notes to Financial Statements.

Corporate expenses and the operating loss for Microsoft Business Solutions for the three months ended September 30, 2003 presented herein differ by an offsetting amount of $14 million from our previously released results in exhibit 99.1 on our Form 8-K furnished on October 21, 2004 in conjunction with our quarterly earnings release. These results for the three months ended September 30, 2003 differ due to an internal reorganization that was not processed until subsequent to the earnings release. This error did not impact consolidated results of operations or earnings per share.

Client

	Three months ended September 30		Percentage Change
(In millions, except percentages)	2003	2004
Revenue	$2,809	$2,993	7%
Operating income	$2,252	$2,392	6%

Client includes revenue from Windows XP Professional and Home, Windows 2000 Professional, and other standard Windows operating systems. The Client revenue growth is largely correlated with the growth of purchases of PCs from OEMs that pre-install versions of Windows operating systems.

Client revenue increase was driven by a 10% growth in OEM licenses and 6% growth in OEM revenue from increased PC unit shipments. The difference between OEM unit growth and revenue growth was driven partially by the continuing impact of the fiscal 2003 revision in the deferral rates and product lives on undelivered elements of unearned revenue. The mix of Windows operating systems licensed during the quarter with premium edition operating systems as a percentage of total Client operating systems licensed during the quarter decreased by 2 percentage points to 60% of total Client operating system as compared to the first quarter of the prior fiscal year because of a decline in commercial and retail licensing of premium Client operating systems.

Client operating income for the quarter increased from the prior year due to growth in Client OEM revenue and a decrease in headcount-related costs primarily associated with a $29 million decline in stock-based compensation. These impacts were partially offset by an increase in operating expenses associated with the continued development of the Windows Client next generation operating system (Longhorn) and completion and delivery of revisions addressing security vulnerabilities and program fixes including Windows Service Pack 2. The operating income for the first quarter of fiscal 2004 has been restated due to the reclassification of the Windows Security group within Client from Server and Tools.

We plan to continue our efforts to increase premium product mix and anticipate that continued PC market growth will result in revenue growth for the remainder of fiscal 2005. We expect these impacts to be partially offset by the decrease in revenue earned from Upgrade Advantage licensing agreements. We expect that our Enterprise Agreement (EA) contracts that expire in fiscal 2005 will be partially offset by renewals and new EA contracts. The Client commercial and retail licensing revenue is expected to continue to lag behind overall Client revenue growth.

Server and Tools

	Three months ended September 30		Percentage Change
(In millions, except percentages)	2003	2004
Revenue	$1,880	$2,235	19%
Operating income	$381	$701	84%

Server and Tools consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other servers. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft consulting services. The segment concentrates on licensing products, applications, tools, content, and services that make information technology professionals and developers more productive and efficient. The segment uses multiple channels for licensing including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. The licenses are sold both as one-time licenses and as multi-year volume licenses depending upon the needs of different customer segments. The segment uses product innovation and partnerships with information technology professionals to drive the adoption and sales growth of its products. Server and Tools growth is driven by performance of the overall market for information technology, both hardware and software. The results for the first quarter of fiscal 2004 have been restated due to the reclassification of Professional product support services from Information Worker into Server and Tools.

We estimate that overall server hardware shipments grew 16% in the first three months of fiscal 2005 compared to the prior year. The Server and Tools revenue increase was driven by an estimated 18% increase in Windows-based server shipments resulting in 19% growth in new Windows Server license units as well as growth in SQL Server, Exchange Server and Core CAL revenue. Server and Server applications revenue, including CAL revenue, grew $288 million or 20% in the first quarter of fiscal 2005 as compared with the corresponding period in fiscal 2004. Consulting and Premier and Professional product support services revenue increased $64 million or 23% compared to the prior year primarily due to increased consultant utilization and new Premier customers. Foreign exchange rate changes provided approximately $71 million or 4 percentage points of total Server and Tools revenue growth.

Server and Tools operating income growth was primarily due to a 19% increase in revenue and a 2% growth in operating expenses. Lower headcount costs, driven primarily by a $94 million decline in stock-based compensation partially offset by an increase in research and development costs associated with product development for upcoming products such as SQL Server 2005 and Visual Studio 2005, contributed to the relatively low growth in operating expenses. The operating income for the first quarter of fiscal 2004 has been restated due to the reclassification of Windows Security group within Client from Server and Tools.

We expect overall server hardware shipments to grow from 13% to 15% in fiscal 2005, which is in line with our expectations at the end of fiscal 2004. New Windows-based Server shipments during the first three months of fiscal 2005 grew faster than the overall market and we expect this trend to continue in fiscal 2005. However, we face strong competition from Linux-based, Unix, and other server operating systems. In addition, Server and Tools net revenue for fiscal 2005 will be unfavorably affected by the absence of revenue earned from our Upgrade Advantage program, which we expect will be partially offset by an increase in other multi-year volume licensing business. We expect operating expenses to increase during the remainder of fiscal 2005 due to expected investment in headcount and new marketing initiatives.

Information Worker

	Three months ended September 30		Percentage Change
(In millions, except percentages)	2003	2004
Revenue	$2,254	$2,560	14%
Operating income	$1,604	$1,891	18%

Information Worker consists of the Microsoft Office System of programs, servers, services, and solutions designed to increase personal, team, and organization productivity. Information Worker includes Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, and other information worker products including Microsoft LiveMeeting and OneNote. Most revenue from this segment comes from licensing our Office System products. Revenue growth depends on the ability to add value to the core Office product set and expand our product offerings in other information worker areas such as document lifecycle and collaboration. As announced in the fourth quarter of fiscal 2004, the Small and Mid-Market Solutions & Partners (SMS&P) organization, which was historically part of the Information Worker segment, was aligned in the Microsoft Business Solutions segment. As a result of this re-alignment, Information Worker segment information has been restated to reflect the transfer of the SMS&P organization to Microsoft Business Solutions. The results for the first quarter of fiscal 2004 have also been restated due to the reclassification of product support services from Information Worker into Server and Tools.

The increase in Information Worker revenue was primarily attributable to 13% or $261 million in volume licensing and retail packaged product growth driven by the continued strength of Office 2003 and a favorable comparison to the first quarter of fiscal 2004 due to $137 million of revenue deferred for Office 2003 product upgrade rights provided to customers who purchased Office in the first quarter of fiscal 2004. Additionally, foreign exchange rate changes provided approximately $97 million or 4 percentage points of revenue growth compared to the first quarter of the prior year. Continued strength of Office 2003 also resulted in OEM licensing revenue growth of 15% or $45 million in the first quarter fiscal 2005 as compared with the corresponding period in fiscal 2004.

Information Worker operating income in the three months ended September 30, 2004 increased from the prior year primarily due to growth in revenue and a reduction in operating expense associated with headcount-related costs primarily from a $32 million decline in stock-based compensation in the quarter.

We will likely experience favorable exchange rate impacts in the second quarter of fiscal 2005 due to strong foreign currencies compared to the US dollar a year ago. We expect the continued reduction in Upgrade Advantage earned revenue to be partially offset by sustained momentum in our OEM and multi-year licensing offerings and increased purchasing of Office System 2003 as enterprises complete their product evaluations.

Microsoft Business Solutions

	Three months ended September 30		Percentage Change
(In millions, except percentages)	2003	2004
Revenue	$147	$160	9%
Operating loss	$(54)	$(41)	24%

Microsoft Business Solutions develops and markets business applications and related services designed to help small and mid-market businesses as well as divisions of large enterprises efficiently use, manage, and analyze business resources. Our products consist of Microsoft Great Plains, Microsoft Navision, Microsoft Axapta, Microsoft Solomon, Microsoft CRM, MBN/Retail Manager, other business applications, and the Microsoft Partner Program. Microsoft Business Solutions revenues are affected by the general economic environment and enterprise information technology spending in particular. As announced in the fourth quarter of fiscal 2004, Microsoft Business Solutions now includes the SMS&P organization, which previously had been included in Information Worker. Microsoft Business Solution results have been restated to reflect the inclusion of SMS&P for all periods presented. Also as a result of the reorganization, Microsoft Partner Program became a component of Microsoft Business Solutions.

The increase in Microsoft Business Solutions revenue for the three months ended September 30, 2004 was driven by continued growth from Microsoft CRM and Microsoft Axapta products, together with a 26% increase in Microsoft Partner Program revenue.

The operating loss for the three months ended September 30, 2004 declined from the comparable period in fiscal 2004 due to higher Microsoft Business Solutions product revenue, reduced acquisition amortization costs, and lower headcount—related costs primarily associated with a $16 million decline in stock-based compensation in the first quarter of fiscal 2005.

Microsoft Business Solutions is committed to further developing its product offerings, with recently released product versions including Great Plains 8.0 and Solomon 6.0, and the upcoming release of Navision 4.0 in the second quarter of the current fiscal year. In fiscal 2005, we expect continued growth for Microsoft Business Solutions through CRM, Axapta, Navision, and Great Plains product lines with increased sales and marketing focus from the SMS&P organization.

MSN

	Three months ended September 30		Percentage Change
(In millions, except percentages)	2003	2004
Revenue	$491	$540	10%
Operating income	$57	$77	35%

MSN includes personal communications services, such as e-mail and instant messaging, and information services, such as MSN Search and the MSN portals and channels around the World. MSN also provides a variety of paid services resulting in revenue for the segment including MSN Internet Access, and MSN Premium Web Services. Revenue is principally generated from advertisers on MSN, from consumers through subscriptions and transactions generated from MSN Premium Web Services and from subscribers to MSN Narrowband Internet Access.

In the first quarter of 2005, MSN advertising revenue increased $56 million or 23% from the prior year. The increase was partially offset by a decline of $28 million or 12% in Internet Access revenue, primarily from the migration of Internet Access subscribers to broadband or other competitively priced Internet service providers. Revenue from subscriptions and transactions services other than Internet Access increased $21 million in the first quarter of 2005 to $38 million. At the end of the first quarter of fiscal 2005, MSN had 3.8 million Internet Access subscribers compared to 5.6 million at the end of the same quarter last year, and 9.1 million total subscribers compared to 8.0 million at the end of the first quarter of fiscal year 2004. In addition, MSN has over 350 million unique users monthly, 187 million active Hotmail accounts, and 146 million active Messenger accounts.

MSN operating income improvement was attributable to an increase in revenue from advertising in both display and paid search, a decline in customer acquisition costs and other expenses related to the Internet Access business, and a reduction in headcount-related costs primarily associated with a $19 million decline in stock-based compensation. The increase in operating income was partially offset by a tax benefit of $48 million recorded in the first quarter of fiscal 2004.

MSN expects advertising revenue and revenue from subscriptions and transactions for Premium Web services to continue to grow for the remainder of fiscal 2005. Advertising revenue should benefit from expected increases in Internet spending and additions to the advertising platform including the music download service, communications innovations, and an improved search engine. We expect revenue from narrowband Internet access to continue declining in fiscal 2005 as narrowband subscribers continue to migrate to broadband Internet access. In the fourth quarter of fiscal 2004 we announced an increase to the amount of storage we will provide for select MSN and Hotmail email accounts which will increase operating costs and may impact the revenue from our premium email customers. However, we expect the segment to continue increasing its profitability.

Mobile and Embedded Devices

	Three months ended September 30		Percentage Change
(In millions, except percentages)	2003	2004
Revenue	$53	$69	30%
Operating loss	$(34)	$(20)	41%

Mobile and Embedded Devices includes Windows Mobile software, Windows Embedded device operating systems, MapPoint, and Windows Automotive. These products extend the advantages of the Windows platform to mobile phones and Pocket PCs. The segment is also responsible for managing sales and customer relations with device manufacturers and with network service providers, including telecommunication, cable and wireless companies, and host and network equipment providers. The embedded operating system market is highly fragmented with many competitive offerings and relatively short product life cycles that affect our continuing revenue streams.

Mobile and Embedded Devices segment revenue growth was primarily driven by unit volume increases in all product lines, especially embedded products and MapPoint. The growth was driven by embedded products due to increased shipments in existing channels and an expansion of the distribution channel, increasing market share for Pocket PCs, and the introduction of new MapPoint products. The growth was hampered by delayed introduction of new SmartPhone devices. MapPoint revenue benefited from Street & Trips 2005 and Street & Trips GPS bundle that were launched in August 2004.

The operating loss for Mobile and Embedded Devices for the three months ended September 30, 2004 decreased compared to the corresponding period in fiscal 2004 primarily due to an increase in revenue and a reduction in headcount-related costs primarily associated with a $9 million decline in stock-based compensation.

We expect demand for Mobile and Embedded Devices based on Windows Mobile software to continue to be driven by an overall increase in customer demand for connectivity as well as an increase in the number of new Windows Mobile based devices being offered by OEMs and mobile operators.

Home and Entertainment

	Three months ended September 30		Percentage Change
(In millions, except percentages)	2003	2004
Revenue	$581	$632	9%
Operating loss	$(273)	$(142)	48%

Home and Entertainment includes the Microsoft Xbox video game console system, PC games, the Home Products Division (HPD), and TV platform products for the interactive television industry. The relative success of competing video game consoles is determined by console functionality, the portfolio of video game content for the console, and the relative market share of the console. We are a relatively new entrant in the video game console business with our first release in fiscal 2002, and have already established ourselves as one of the leaders. Revenue and unit volumes have grown quickly since 2002, but revenue growth moderated in fiscal 2004 due to price reductions typical at this later stage in the console lifecycle. We believe our competitive position and revenue is bolstered by our increasing software game attach rates, providing higher margins to offset the decreasing price trend on consoles sold. Currently, Xbox consoles have negative gross margins.

In the three months ended September 30, 2004, Xbox revenue increased $71 million or 23% with $129 million related to higher Xbox software and console volumes as compared with the first quarter of the prior fiscal year. This was partially offset by a $58 million decline related to price reductions of Xbox consoles and software. Xbox console volumes increased 4% in the three months ended September 30, 2004 compared to fiscal 2004. The Xbox life-to-date U.S. games attach rate increased to 7.3 games per console according to industry analyst NPD as of September 30, 2004. Revenue from consumer hardware and software, PC games and TV platforms declined $20 million or 7% compared to fiscal 2004 due to lower PC games software sales.

The decrease in operating loss in the three months ended September 30, 2004 was primarily due to an increase in Xbox software volumes and a reduction in headcount related costs, primarily associated with a $19 million decline in stock-based compensation. This was partially offset by an increase in costs associated with the next generation console development efforts. Operating expenses continue to be driven by investment in the next generation Xbox platform design, sales and marketing efforts directed towards holiday season promotions, and headcount-related costs.

We continue to expect annual Xbox console unit volumes and revenue to decrease from fiscal 2004 consistent with this stage of the Xbox console lifecycle, offset by increased software unit volumes primarily driven by the launch of software titles such as Halo2, which is expected to be launched on November 9. In fiscal 2005 we expect PC games revenue to decrease from fiscal 2004 as a result of fewer new game titles. In fiscal 2005, we expect operating margins to improve from fiscal 2004 driven by increased sales of high margin software.

Cost of revenue

	Three months ended September 30		Percentage Change
(In millions, except percentages)	2003	2004
Cost of Revenue	$1,480	$1,469	(1)%
As a percent of revenue	18.0%	16.0%	(2.0	)pp

Cost of revenue includes manufacturing and distribution costs for products and programs sold, operation costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. The decrease in the three months ended September 30, 2004 was primarily driven by a reduction in costs associated with MSN Internet Access and a reduction in headcount-related costs primarily associated with a $40 million decline in stock-based compensation. This was partially offset by increased costs in product support and consulting services.

Research and development

	Three months ended September 30		Percentage Change
(In millions, except percentages)	2003	2004
Research and development	$1,611	$1,548	(4)%
As a percent of revenue	19.6%	16.8%	(2.8	)pp

Research and development expenses include payroll, employee benefits, stock-based compensation and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Research and development expenses in the first quarter of fiscal 2004 decreased due to a $136 million decline in stock-based compensation costs. This was partially offset by an increase in product development costs associated with upcoming products, primarily the next generation of Xbox console, SQL Server 2005—code named “Yukon” and other server products.

Sales and marketing

	Three months ended September 30		Percentage Change
(In millions, except percentages)	2003	2004
Sales and marketing	$1,505	$1,663	10%
As a percent of revenue	18.3%	18.1%	(0.2	)pp

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other programs. Sales and marketing expenses increased in the first quarter of fiscal 2005 due to a net 4% increase in sales expenses related to headcount additions, principally in the Enterprise and Small/ Medium business sales forces, partially offset by a $63 million decline in headcount-related stock-based compensation. The increase in sales and marketing expenses was also attributable to an 8% increase in marketing expense primarily related to global marketing programs and Home and Entertainment.

General and administrative

	Three months ended September 30		Percentage Change
(In millions, except percentages)	2003	2004
General and administrative	$471	$1,015	115%
As a percent of revenue	5.7%	11.0%	5.3	pp

General and administrative costs include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative costs increased in the three months ended September 30, 2004 due to higher litigation expenses primarily associated with the $536 million in expenses related to the Novell settlement as described in Note 9 of the Notes to Financial Statements partially offset by a decrease in stock-based compensation costs. The reduction in stock-based compensation expense was partially offset by costs associated with an increase in headcount.

INVESTMENT INCOME, INCOME TAXES, AND OTHER

Investment Income and Other

The components of investment income and other are as follows:

(In millions)
Three months ended September 30	2003	2004
Dividends and interest	$484	$411
Net gains on investments	245	53
Net gains (losses) on derivatives	34	(195)
Net income (losses) from equity investees and other	(10)	10

Investment income and other	$753	$279

Dividends and interest income declined $73 million to $411 million in the first quarter of fiscal 2005 as compared to the corresponding quarter in fiscal 2004 due to a higher allocation of funds to lower yielding, more liquid asset classes. Net realized gains on investments declined to $53 million in the first quarter of fiscal 2005 compared to $245 million in the first quarter of the prior year resulting from fewer sales of investments. Net realized gains on investments includes other-than-temporary impairments of $23 million in the three months ended September 30, 2004 compared to $18 million in comparable period in fiscal 2004. Net derivative losses were $195 million in the first quarter of fiscal 2005 compared to net gains of $34 million in the comparable quarter of the prior year resulting primarily from interest rate and foreign currency related instruments. Derivative instruments are used to manage exposures to interest rates, equity prices, and foreign currency markets. During the first quarter of fiscal 2005, losses related to interest rate derivatives used to economically hedge against a rise in interest rates were $75 million resulting from a decline in longer-term interest rates. These losses were offset by unrealized gains related to an increase in the market value of fixed income securities included as a component of other comprehensive income. Also during the first quarter of 2005, losses related to foreign currency contracts were $105 million, related in part to hedging anticipated foreign currency revenues while the dollar generally declined against most currencies (except the yen), as well as economically hedging foreign currency based investment exposures. Losses related to hedging foreign currency based investment exposures were offset by unrealized gains in the underlying assets. In the first quarter of fiscal 2004, losses related to foreign currency and interest rate sensitive contracts were not significant. Net losses on equity investees and other for the prior period were reclassified into investment income and other to conform to the current period presentation.

Income Taxes

Our effective tax rate for the first quarter in both fiscal 2004 and fiscal 2005 was 33%.

FINANCIAL CONDITION

Cash and short-term investments totaled $64.42 billion as of September 30, 2004 compared to $60.59 billion as of June 30, 2004. Equity and other investments were $12.19 billion as of September 30, 2004 compared to $12.21 billion as of June 30, 2004. The portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in order to diversify financial risk. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment for immediate cash needs.

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

Unearned revenue as of September 30, 2004 decreased $395 million from June 30, 2004, reflecting recognition of unearned revenue from multi-year licensing that has outpaced additions by $270 million, and a $96 million decline in revenue deferred for undelivered elements. We earned approximately $379 million and $37 million from the Upgrade Advantage programs for the three months ended September 30, 2003 and 2004, respectively, and do not expect to earn a meaningful amount of revenue in the future.

The following table outlines the expected recognition of $7.78 billion of unearned revenue at September 30, 2004:

(In millions)	Recognition of Unearned Revenue
Three months ended:
December 31, 2004	$2,501
March 31, 2005	1,828
June 30, 2005	1,243
September 30, 2005	577
December 31, 2005 and thereafter	1,633

Unearned revenue	$7,782

See Note 4 – Unearned Revenue of the Notes to Financial Statements

Cash Flows

Cash flow from operations for the three months ended September 30, 2004 increased $583 million from the first quarter of fiscal 2004 to $4.01 billion, due to a $306 million decrease in impact of deferred revenue and other changes in working capital. Cash used for financing was $738 million in the first quarter of fiscal 2005, an increase of $388 million from the corresponding period in fiscal 2004. The increase reflects the $870 million cash dividend paid in the first quarter of fiscal 2005. The increase was partially offset by the impact of cash used for common stock repurchases of $355 million in the first quarter of fiscal 2005 compared to $1.05 billion in the first quarter of fiscal 2004. Cash used for investing was $8.11 billion in the first quarter of fiscal 2005, an increase of $4.37 billion from the first quarter of fiscal 2004, due to a $4.36 billion increase in combined investment purchases, sales and maturities combined with the effect of purchasing more highly liquid securities considered cash equivalents during the prior quarter.

We have no material long-term debt. Stockholders’ equity at September 30, 2004 was $75.95 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices. We have issued residual value guarantees in connection with various operating leases. These guarantees provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of September 30, 2004, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability currently exists. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

On July 20, 2004, our board of directors approved a one-time special dividend of $3.00 per share, or approximately $33 billion, subject to shareholder approval of stock plan amendments that will allow certain adjustments to employee stock-based compensation awards to offset the impact of the special dividend. The special dividend will be payable on December 2, 2004, to shareholders of record on November 17, 2004, conditioned upon shareholder approval of amendments to the employee stock plans at the annual meeting of shareholders scheduled to be held November 9, 2004. The board also approved a plan to buy back up to $30 billion in Microsoft common stock over the next four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. During the first quarter of fiscal 2005, we repurchased 22.8 million shares for $625 million under this announced plan. The repurchase program may be suspended or discontinued at any time without prior notice.

On September 15, 2004, our Board of Directors declared a regular quarterly dividend of $0.08 per share. The dividend is payable December 2, 2004, to shareholders of record at the close of business on November 17, 2004. The ex-dividend date is November 15, 2004.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2004, the FASB issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

In July 2004, the FASB ratified EITF consensus on Issue No. 02-14, “Whether an Investor Should Apply the Equity Method of Accounting to Investments Other Than Common Stock”, which provides guidance regarding application of the equity method of accounting to investments other than common stock. EITF Issue No. 02-14 will be effective beginning with our second quarter of fiscal 2005. We do not believe the adoption of EITF Issue No. 02-14 will have a material impact on our financial statements.

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

Challenges to our Business Model. Since our inception, our business model has been based upon customers agreeing to pay a fee to license software developed and distributed by us. Under this commercial software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. We believe the commercial software model has had substantial benefits for users of software, allowing them to rely on our expertise and the expertise of other software developers that have powerful incentives to develop innovative software that is useful, reliable, and compatible with other software and hardware. In recent years, there has been a growing challenge to the commercial software model. Under the non-commercial software model, open source software produced by loosely associated groups of unpaid programmers and made available for license to end users without charge is distributed by firms at nominal cost that earn revenue on complementary services and products, without having to bear the full costs of research and development for the open source software. The most notable example of open source software is the Linux operating system. While we believe our products provide customers with significant advantages in security and productivity, and generally have a lower total cost of ownership than open source software, the popularization of the non-commercial software model continues to pose a significant challenge to our business model, including recent efforts by proponents of open source software to convince governments worldwide to mandate the use of open source software in their purchase and deployment of software products. To the extent open source software gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenue and operating margins may consequently decline.

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

Litigation. We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the claims pending against us may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

Declines in Demand for Software. If overall market demand for PCs, servers, and other computing devices declines significantly, or consumer or corporate spending for such products declines, our revenue will be adversely affected. Additionally, our revenue would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products because new product offerings are not perceived as adding significant new functionality or other value to prospective purchasers. A significant number of customers purchased license agreements providing upgrade rights to specific licensed products prior to the transition to Licensing 6.0 in July 2002. These agreements generally expired throughout fiscal 2004 and largely expired at the end of the first quarter in fiscal 2005. The rate at which such customers renew these contracts could adversely affect future revenue. We are making significant investments in the next release of the Windows operating system, code-named Longhorn. If this system is not perceived as offering significant new functionality or value to prospective purchasers, our revenue and operating margins could be adversely affected.

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

Taxation of Extraterritorial Income (ETI). On October 22, 2004 the President signed into law H.R. 4520, the American Jobs Creation Act. The law repeals ETI for transactions after December 31, 2004 and provides a two-year phase-out equivalent to 80% of calculated ETI benefits for calendar 2005 and 60% for calendar 2006. The law creates a production activity deduction beginning at 3% of qualifying production profits (including software) for our fiscal 2006 and increasing to 9% over a six year period. Based on our current understanding of the legislation, we believe that the financial impact on the Company from losing ETI benefit will not be significant.

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

Insurance Programs. In addition to conventional third-party insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of September 30, 2004, the face value of captive insurance arrangements was $2.0 billion. Actual value at any particular time will vary due to deductibles, exclusions, other restrictions, and claims. While we believe these arrangements are an effective way to insure against such risks, the potential liabilities associated with certain of the issues and uncertainties discussed in this document or other events could exceed the coverage provided by such arrangements.

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

Other. Other issues and uncertainties may include:

•	warranty and other claims for hardware products such as Xbox;

•	sales channel disruption, such as the bankruptcy of a major distributor;

•	the effects of the Consent Decree in U.S. v. Microsoft and Final Judgment in State of New York v. Microsoft on the Windows operating system and server business, including those associated with protocol and other disclosures required by the Decree and Final Judgment and the ability of PC manufacturers to hide end-user access to certain new Windows features;

•	currency fluctuations;

•	our ability to implement operating cost structures that align with revenue growth;

•	the continued availability of third-party distribution channels for MSN service and other online services;

•	factors associated with our international operations; and

•	financial market volatility or other changes affecting the value of our investments, such as the Comcast Corporation securities held by us, that may result in a reduction in carrying value and recognition of losses including impairment charges.

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

The following table sets forth the VAR calculations for substantially all of our positions:

(In millions)	June 30, 2004	September 30, 2004	Three months ended September 30, 2004
Risk Categories			Average	High	Low
Interest rates	$298	$258	$273	$366	$237
Currency rates	207	107	119	209	54
Equity prices	773	706	715	784	671

The total VAR for the combined risk categories is $766 million at Sept. 30, 2004 and $835 million at June 30, 2004. The total VAR is 28% less at Sept. 30, 2004 and 35% less at June, 30 2004 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks. The decline in VAR is mainly attributed to asset allocation shifts to more liquid, shorter duration assets and a decrease in the currency VAR.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See notes to financial statements.

As reported in our Form 10-K for the year ended June 30, 2004, we are the defendant in U.S. v. Microsoft and New York v. Microsoft, companion lawsuits filed by the Antitrust Division of the U.S. Department of Justice (DOJ) and a group of eighteen state Attorneys General alleging violations of the Sherman Act and various state antitrust laws. On June 28, 2001, the U.S. Court of Appeals for the District of Columbia Circuit substantially narrowed the bases of liability found by the District Court after a trial, but affirmed some of the District Court’s conclusions that we had violated Section 2 of the Sherman Act. We entered into a settlement with the United States on November 2, 2001. Nine states (New York, Ohio, Illinois, Kentucky, Louisiana, Maryland, Michigan, North Carolina and Wisconsin) agreed to settle on substantially the same terms on November 6, 2001. Following a review under the Tunney Act, the trial court approved the U.S. v. Microsoft settlement and entered a substantially similar remedy in New York v. Microsoft. Two trade groups, CCIA and SIIA, intervened and appealed the Tunney Act approval, and two states appealed the remedy in New York v. Microsoft. On June 30, 2004, the Court of Appeals affirmed the U.S. v. Microsoft settlement and affirmed the trial court’s remedy in New York v. Microsoft. The trial court’s remedy in New York v. Microsoft is now final. On October 27, 2004, we reached an agreement with CCIA pursuant to which, among other things, CCIA agreed not to pursue an appeal, and we paid CCIA an immaterial amount. SIIA did not file a petition for a writ of certiorari with the U.S. Supreme Court by the October 28, 2004 deadline. Accordingly, the settlement in U.S. v. Microsoft is now also final.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs
July 1, 2004 - July 31, 2004	—	$—	—	$30.00 billion
August 1, 2004 - August 31, 2004	—	$—	—	30.00 billion
September 1, 2004 - September 30, 2004	22.8 million	$27.38	22.8 million	29.38 billion

	22.8 million		22.8 million

On July 20, 2004, the board of directors approved a plan to buy back up to $30 billion in Microsoft common stock over the next four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. During the first quarter of fiscal 2005, we repurchased 22.8 million shares for $625 million under this announced plan. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. A portion of these purchases settled after the end of the fiscal quarter. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 6. Exhibits

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

Microsoft Corporation

Date: November 8, 2004	By:	/s/ JOHN G. CONNORS
John G. Connors
Senior Vice President; Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)