Form 10-Q
period 2004-12-31
MICROSOFT CORP
filed 2005-01-27
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2004

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

The number of shares outstanding of the registrant’s common stock as of December 31, 2004 was 10,880,222,153

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2004

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except earnings per share)(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2003	2004	2003	2004
Revenue	$10,153	$10,818	$18,368	$20,007
Operating expenses:
Cost of revenue	2,344	1,922	3,824	3,391
Research and development	2,971	1,437	4,582	2,985
Sales and marketing	2,467	2,146	3,972	3,809
General and administrative	896	564	1,367	1,579

Total operating expenses	8,678	6,069	13,745	11,764

Operating income	1,475	4,749	4,623	8,243
Investment income and other	837	420	1,590	699

Income before income taxes	2,312	5,169	6,213	8,942
Provision for income taxes	763	1,706	2,050	2,951

Net income	$1,549	$3,463	$4,163	$5,991

Earnings per share:
Basic	$0.14	$0.32	$0.39	$0.55

Diluted	$0.14	$0.32	$0.38	$0.55

Weighted average shares outstanding:
Basic	10,810	10,877	10,800	10,875

Diluted	10,899	10,956	10,908	10,936

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	June 30, 2004(1)	December 31, 2004
		(Unaudited)
Assets
Current assets:
Cash and equivalents	$15,982	$4,556
Short-term investments	44,610	29,948

Total cash and short-term investments	60,592	34,504
Accounts receivable, net of allowances of $166 and $211	5,890	6,646
Inventories	421	304
Deferred income taxes	2,097	1,301
Other	1,566	1,644

Total current assets	70,566	44,399
Property and equipment, net	2,326	2,336
Equity and other investments	12,210	12,160
Goodwill	3,115	3,105
Intangible assets, net	569	494
Deferred income taxes	1,829	1,127
Other long-term assets	1,774	1,320

Total assets	$92,389	$64,941

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,717	$1,573
Accrued compensation	1,339	1,098
Income taxes	3,478	3,506
Short-term unearned revenue	6,514	6,267
Other	1,921	2,601

Total current liabilities	14,969	15,045
Long-term unearned revenue	1,663	1,699
Other long-term liabilities	932	965
Commitments and contingencies—see Note 8
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 10,862 and 10,880	56,396	58,403
Retained earnings (deficit), including accumulated other comprehensive income of $1,119 and $1,803	18,429	(11,171)

Total stockholders’ equity	74,825	47,232

Total liabilities and stockholders’ equity	$92,389	$64,941

(1)	Derived from audited financial statements

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended December 31		Six Months Ended December 31
	2003	2004	2003	2004
Operations
Net income	$1,549	$3,463	$4,163	$5,991
Depreciation, amortization, and other noncash items	300	108	628	291
Stock-based compensation	3,232	551	4,247	1,296
Net recognized (gains)/losses on investments	(321)	74	(600)	239
Stock option income tax benefits	148	99	637	227
Deferred income taxes	(985)	68	(979)	361
Unearned revenue	2,774	3,354	4,988	5,953
Recognition of unearned revenue	(3,166)	(3,166)	(6,149)	(6,228)
Accounts receivable	(1,004)	(1,398)	(328)	(537)
Other current assets	607	373	293	171
Other long-term assets	55	7	41	25
Other current liabilities	1,256	17	980	(183)
Other long-term liabilities	129	69	77	20

Net cash from operations	4,574	3,619	7,998	7,626

Financing
Common stock issued	189	795	884	1,282
Common stock repurchased	(730)	(969)	(1,775)	(1,324)
Common stock cash dividends	(1,729)	(33,498)	(1,729)	(34,368)

Net cash from financing	(2,270)	(33,672)	(2,620)	(34,410)

Investing
Additions to property and equipment	(172)	(176)	(339)	(349)
Acquisition of companies, net of cash acquired	—	(1)	(4)	(1)
Purchases of investments	(22,377)	(16,013)	(46,975)	(45,621)
Maturities of investments	825	19,536	3,475	26,737
Sales of investments	19,775	20,068	38,146	34,535

Net cash from investing	(1,949)	23,414	(5,697)	15,301

Net change in cash and equivalents	355	(6,639)	(319)	(11,483)
Effect of exchange rates on cash and equivalents	26	54	30	57
Cash and equivalents, beginning of period	5,768	11,141	6,438	15,982

Cash and equivalents, end of period	$6,149	$4,556	$6,149	$4,556

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2003	2004	2003	2004
Common stock and paid-in capital
Balance, beginning of period	$51,298	$57,147	$49,234	$56,396
Common stock issued	174	781	869	1,195
Common stock repurchased	(90)	(127)	(225)	(287)
Stock-based compensation expense	3,232	551	4,247	1,296
Stock option income tax benefits/(deficiencies)	(1,938)	47	(1,449)	(204)
Other, net	—	4	—	7

Balance, end of period	52,676	58,403	52,676	58,403

Retained earnings (deficit)
Balance, beginning of period	15,382	18,799	15,678	18,429

Net income	1,549	3,463	4,163	5,991
Other comprehensive income:
Net gains/(losses) on derivative instruments	(4)	(101)	13	(70)
Net unrealized investments gains	403	606	267	650
Translation adjustments and other	77	90	75	104

Comprehensive income	2,025	4,058	4,518	6,675
Common stock cash dividends	—	(33,498)	(1,729)	(35,238)
Common stock repurchased	(740)	(530)	(1,800)	(1,037)

Balance, end of period	16,667	(11,171)	16,667	(11,171)

Total stockholders’ equity	$69,343	$47,232	$69,343	$47,232

See accompanying notes.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (U.S. GAAP). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies, product life cycles, and stock option forfeiture rates; and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and financial statements and notes thereto included in the Microsoft Corporation 2004 Form 10-K.

Certain reclassifications have been made to prior period amounts to conform with the current period presentation.

Note 2 – Income Taxes

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company may make this election with respect to dividends paid during either its fiscal year 2005 or 2006. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. On January 13, 2005 the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. Based on our current understanding of the Act, we believe that we may repatriate from $0 to approximately $780 million in dividends subject to the elective 85% dividends received deduction generating a corresponding tax provision benefit from $0 to approximately $179 million from the reversal of previously provided U.S. deferred tax liabilities on these unremitted foreign subsidiary earnings. We expect to confirm our understanding of this provision and seek the required chief executive officer and Board of Directors approval of the required domestic reinvestment plan within the timeframe the incentive is available.

Note 3 – Inventories

The components of inventories were as follows:

(In millions)	June 30, 2004	December 31, 2004
Finished goods	$271	$245
Raw materials and work in process	150	59

Inventories	$421	$304

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4 – Earnings Per Share

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions except earnings per share)	2003	2004	2003	2004
Net income available for common shareholders (A)	$1,549	$3,463	$4,163	$5,991

Weighted average outstanding shares of common stock (B)	10,810	10,877	10,800	10,875
Dilutive effect of employee stock options and awards	89	79	108	61

Common stock and common stock equivalents (C)	10,899	10,956	10,908	10,936

Earnings per share:
Basic (A/B)	$0.14	$0.32	$0.39	$0.55

Diluted (A/C)	$0.14	$0.32	$0.38	$0.55

For the three months ended December 31, 2003 and 2004, 818 million and 762 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the six months ended December 31, 2003 and 2004, 836 million and 863 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the three and six months ended December 31, 2004, 24 million and 23 million shared performance stock awards have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on our performance against metrics established for the performance period.

Note 5 – Unearned Revenue

The components of unearned revenue were as follows:

(In millions)	June 30, 2004	December 31, 2004
Volume licensing programs	$5,075	$5,007
Undelivered elements	2,358	2,222
Other	744	737

Unearned revenue	$8,177	$7,966

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unearned revenue by segment is as follows:

(In millions)	June 30, 2004	December 31, 2004
Client	$2,822	$2,703
Server and Tools	2,370	2,462
Information Worker	2,586	2,356
Other segments	399	445

Unearned revenue	$8,177	$7,966

Note 6 – Stockholders’ Equity

On July 20, 2004, our Board of Directors approved a quarterly dividend of $0.08 per share, or approximately $870 million which was paid on September 14, 2004, to shareholders of record on August 25, 2004. On September 15, 2004, our Board of Directors declared a regular quarterly dividend of $0.08 per share which was paid December 2, 2004, to shareholders of record at the close of business on November 17, 2004. On December 8, 2004, our Board of Directors declared a regular quarterly dividend of $0.08 per share which is payable March 10, 2005, to shareholders of record at the close of business on February 17, 2005. The ex-dividend date will be February 15, 2005. This dividend of approximately $870 million was included in other current liabilities on our balance sheet.

On July 20, 2004, our Board of Directors approved a special dividend of $3.00 per share, or $32.64 billion, which was paid on December 2, 2004, to shareholders of record on November 17, 2004, following shareholder approval of amendments to our employee stock plans at the annual meeting of shareholders held November 9, 2004.

During the three months ended December 31, 2004, we repurchased 23.6 million shares of common stock for $655 million, compared to 30.5 million shares of common stock repurchased for $830 million in the comparable period of the prior year. During the six months ended December 31, 2004, we repurchased 46.4 million shares of common stock for $1.28 billion, compared to 73.8 million shares of common stock repurchased for $2.02 billion in the comparable period of the prior year. On July 20, 2004, our board approved a plan to buy back up to $30 billion in Microsoft common stock over the next four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

Note 7 – Investment Income and Other

The components of investment income and other are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2003	2004	2003	2004
Dividends and interest	$521	$378	$1,005	$789
Net recognized gains on investments	310	348	555	401
Net gains/(losses) on derivatives	11	(309)	45	(504)
Income/(losses) from equity investees and other	(5)	3	(15)	13

Investment income and other	$837	$420	$1,590	$699

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8 – Contingencies

Government competition law matters. On March 25, 2004, the European Commission announced a decision in its competition law investigation of Microsoft. The Commission concluded that we infringed European competition law by refusing to provide our competitors with licenses to certain protocol technology in the Windows server operating systems and by including streaming media playback functionality in Windows desktop operating systems. The Commission ordered us to make the relevant licenses to our technology available to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified software relating to media playback. The decision also imposed a fine of €497 million, which resulted in a charge in the third quarter of fiscal 2004 of €497 million ($605 million). We filed an appeal of the decision to the Court of First Instance on June 6, 2004. On December 22, 2004, the Court ordered that Microsoft must comply with the decision pending review on appeal and the company is taking steps to ensure it is in compliance. The hearing date for the appeal is expected to be determined later this year. We continue to contest the conclusion that European competition law was infringed and will defend our position vigorously. The Korean Fair Trade Commission (KFTC) is investigating whether or not Microsoft has violated Korean competition law by including Windows Media Player technologies in Windows, by including Windows Messenger in Windows, or by distributing Windows Media Services as an optional component of Windows Server. It is expected that the KFTC will conduct hearings on these issues in the first half of 2005. In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from us concerning competition, privacy, and security issues.

Antitrust, unfair competition, and overcharge class actions. A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts. The federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that we have competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover alleged overcharges for these products on behalf of variously defined classes of direct and indirect purchasers. To date, courts have dismissed all claims for damages in cases brought against us by indirect purchasers under federal law and in 14 states. Nine of those state court decisions have been affirmed on appeal. An appeal of one of those state rulings is pending. There was no appeal in four states. An additional state court action was dismissed based on a failure to plead wholly intrastate wrongful conduct. That ruling is also on appeal. Claims under federal law brought on behalf of foreign purchasers have been dismissed by the federal court in Maryland as have all claims brought on behalf of consumers seeking injunctive relief under federal law. Those rulings and the ruling dismissing the federal claims of indirect purchasers are currently on appeal to the United States Court of Appeals for the Fourth Circuit, as is a ruling denying certification of certain proposed classes of U.S. direct purchasers. Courts in eleven states have ruled that indirect purchaser cases may proceed as class actions, while courts in two states have denied class certification. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the proposed settlement, class members will be able to obtain vouchers that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers issued will depend on the number of class members who make a claim and are issued vouchers. Two-thirds of the value of vouchers unissued or unredeemed by class members will be made available to certain schools in California in the form of vouchers that also may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware, software and related services. Since the beginning of 2003, we also reached similar agreements to settle all claims in a number of other states. The proposed settlements in these states are structured similarly to the California settlement, except that, among other differences, one-half of the value of vouchers unissued to class members will be made available to certain schools in the relevant states. The maximum value of vouchers to be issued in these settlements, including the California settlement, is approximately $1.9 billion. The actual costs of these settlements will be less than that

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The settlements in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Minnesota, Montana, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, and West Virginia have received final approval by the relevant court. The proposed settlement in Vermont has received preliminary approval by the court in that state, but still requires final approval. We estimate the total cost to resolve all of these cases will range between $1.1 billion and $1.4 billion, with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies, and FASB Interpretation (FIN) 14, Reasonable Estimation of the Amount of a Loss, at December 31, 2004, we have recorded a liability of approximately $1.04 billion, net of payments to date for administrative expenses and legal fees.

Other antitrust litigation and claims. On August 27, 2004, the City and County of San Francisco, the City of Los Angeles, and Los Angeles, San Mateo, Contra Costa and Santa Clara Counties filed a putative class action against Microsoft in San Francisco Superior Court. The action is brought on behalf of all governmental entities, agencies and political subdivisions of the State of California who indirectly purchased Microsoft operating system or word processing and spreadsheet software during the period from February 18, 1995, until the date of trial in the action. The plaintiffs seek treble damages under California’s Cartwright Act and the disgorgement of unlawful profits under its Unfair Competition Act resulting from Microsoft’s alleged combinations to restrain trade, deny competition, and monopolize the world markets for PC operating systems and word processing and spreadsheet applications (and productivity suites including these applications). Microsoft was served with the complaint on August 30 and has removed the case to federal court. Microsoft has filed a motion to dismiss the complaint which will be heard on February 18, 2005.

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

Burst.com, Inc. filed suit against us on June 18, 2002 alleging violations of federal and state antitrust and unfair competition laws, violation of trade secrets, breach of contract, and patent infringement. Burst seeks treble damages, restitution, punitive damages, injunctive relief, including ceasing to infringe, ceasing to use the trade secrets, discontinuing any practice that “excludes competitors or maintains a monopoly in the relevant markets,” and other relief to restore competitive conditions. We deny the allegations and are vigorously defending the action. This case was filed in federal court in San Francisco, California. It has been consolidated for pretrial purposes with other cases pending in the U.S. District Court in Baltimore.

On November 8, 2004, we reached an agreement to pay Novell, Inc. $536 million related to certain claims against us related to Novell’s businesses (including Netware). The related expense was recognized in the first quarter of fiscal 2005. In this settlement, Novell agreed to withdraw from participation in the European Commission’s case with Microsoft, and agreed to discontinue participating as an intervener on behalf of the European Commission in Microsoft’s appeal of the Commission’s March 25 ruling described earlier. On November 12, 2004, Novell filed a complaint in federal court in Utah asserting antitrust and unfair competition claims against Microsoft related to Novell’s ownership of WordPerfect and other productivity applications during

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the period between June 1994 and March 1996. Microsoft has moved to dismiss the complaint. In addition, we have been notified of additional antitrust damage claims by several competitors and several licensees of our products.

While we intend to vigorously defend the foregoing antitrust lawsuits and claims, there exists the possibility of adverse outcomes which we estimate could be up to $750 million in aggregate beyond recorded amounts.

Patent cases. We are the defendant in more than 35 patent infringement cases that we are defending vigorously. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, the plaintiffs alleged infringement by the browser functionality of Windows. On August 11, 2003, the jury awarded the plaintiffs approximately $520 million in damages for infringement from the date the plaintiffs’ patent was issued through September 2001. The plaintiffs are seeking an equitable accounting for damages from September 2001 to the present. On January 14, 2004, the trial court entered final judgment of $565 million, including post-trial interest of $45 million, and entered an injunction against distribution of any new products, but stayed execution of the judgment and the injunction pending our appeal. We filed our notice of appeal on February 12, 2004 and oral argument was heard on December 9, 2004 with a decision expected during 2005. On October 30, 2003, the U.S. Patent Office issued a letter stating that it was initiating a Director-ordered re-examination of the Eolas patent. On February 26, 2004, pursuant to this re-examination proceeding, the Patent Office issued an Office Action rejecting the claims of the Eolas patent. We believe the total cost to resolve this case will not be material to our financial position or results of operations. The actual costs are dependent upon many unknown factors such as success on appeal and the events of a retrial of the case should the case be remanded to trial following appeal. In Research Corporation Technologies, Inc. v. Microsoft, filed in U.S. District Court for the District of Arizona, the plaintiff has asserted a family of six patents related to half-toning, which it believes are infringed by certain printing and display functionality allegedly present in different versions of Windows and Office. Plaintiff seeks an as-yet unspecified amount of damages in the form of “reasonable royalties” on various Microsoft products including Windows and Office 2000 and subsequent versions of those products. The case is scheduled for trial in April 2005. In TVI v. Microsoft, filed in U.S. District Court for the Northern District of California, the plaintiff alleges infringement by the Autoplay feature of Windows. Trial is expected to be reset for early calendar year 2005. In Microsoft v. Lucent, filed in the U.S. District Court in San Diego, Microsoft seeks a declaratory judgment that we do not infringe any valid patent among a number of patents Lucent has been asserting against computer manufacturers who sell computers with Microsoft software pre-installed. No trial date has been set. In Arendi USA, Inc. and Arendi Holding Limited v. Microsoft, filed in U.S. District Court for the District of Rhode Island, the plaintiffs alleged infringement of one patent by certain Smart Tags features in Microsoft Office XP and Office 2003. Following trial in September 2004 the jury returned a verdict for Microsoft, finding that we did not infringe the patents. The plaintiffs may appeal. Adverse outcomes in some or all of the pending patent cases may result in significant monetary damages or injunctive relief against us, adversely affecting distribution of our operating system or application products. The risks associated with an adverse decision may result in material settlements.

Other. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving all of the matters discussed in this note, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9 – Segment Information

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

Segment revenue and operating income/(loss) is as follows (1):

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2003	2004	2003	2004
Revenue
Client	$3,022	$3,160	$5,689	$6,025
Server and Tools	1,977	2,306	3,782	4,330
Information Worker	2,852	2,850	5,254	5,440
Microsoft Business Solutions	197	206	352	366
MSN	596	617	1,201	1,180
Mobile and Embedded Devices	58	85	109	154
Home and Entertainment	1,205	1,415	1,833	2,016
Reconciling amounts	246	179	148	496

Consolidated	$10,153	$10,818	$18,368	$20,007

Operating income/(loss)
Client	$2,476	$2,503	$4,654	$4,842
Server and Tools	553	783	1,084	1,446
Information Worker	2,131	2,152	3,932	4,151
Microsoft Business Solutions	(16)	(23)	(26)	(43)
MSN	112	145	207	244
Mobile and Embedded Devices	(33)	(4)	(49)	(8)
Home and Entertainment	(213)	126	(393)	1
Reconciling amounts	(3,535)	(933)	(4,786)	(2,390)

Consolidated	$1,475	$4,749	$4,623	$8,243

(1)	The segment information reflects our realignment of the Small and Mid-Market Solutions & Partners (SMS&P) organization from the Information Worker segment to the Microsoft Business Solutions segment. Additionally, Professional product support services have been reorganized from Information Worker segment into Server and Tools segment. The three and six months ended December 31, 2003 information has been restated for the above mentioned reorganizations, other internal reorganizations and changes to certain internal accounting methods to conform to the current period presentation.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Significant reconciling items to arrive at operating income are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2003	2004	2003	2004
Summary of reconciling amounts:
Corporate level activity	$(1,500)	$(901)	$(2,286)	$(2,266)
Stock-based compensation expense	(2,336)	(191)	(2,940)	(559)
Revenue reconciling amounts	271	173	241	490
Other, net	30	(14)	199	(55)

Total	$(3,535)	$(933)	$(4,786)	$(2,390)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries as of December 31, 2004, and the related consolidated statements of income and cash flows for the three-month and six-month periods ended December 31, 2004 and 2003. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2004, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 24, 2004, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2004 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP
DELOITTE & TOUCHE LLP Seattle, Washington
January 26, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis (MD&A) contains statements that are forward-looking. These statements are based on current expectations and assumptions that are subject to risks and uncertainties. Actual results could differ materially because of factors discussed in “Issues and Uncertainties” in this item and elsewhere in this report.

OVERVIEW

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with our financial statements and the accompanying notes (Notes). The revenue and operating income (loss) amounts in this MD&A are presented in accordance with U.S. GAAP. Segment information appearing in Note 9 of the Notes to Financial Statements are presented in accordance with SFAS 131, Disclosures about Segments of an Enterprise and Related Information.

We develop, manufacture, license, and support a wide range of software products for many computing devices. Our software products include operating systems for servers, personal computers (PCs), and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; and software development tools. We provide consulting and product support services, and we train and certify system integrators and developers. We sell the Xbox video game console and games, PC games, and peripherals. Online communication tools and information offerings are delivered through our MSN portals and channels around the world.

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year, due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Home and Entertainment segment is particularly subject to seasonality as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Historically, approximately 40% to 50% of Home and Entertainment revenue has been generated in the second fiscal quarter. We believe that the seasonality of revenue is likely to continue in the future.

We intend to sustain the long-term growth of our businesses through technological innovation, engineering excellence, and a commitment to delivering high-quality products and services to customers and partners. Recognizing that one of our primary challenges is to help accelerate worldwide PC adoption and software upgrades, we continue to advance the functionality, security and value of Windows operating systems, including versions for new devices such as Tablet PCs, Media Center PCs, Portable Media Centers, and mobile devices such as Smartphones. We also develop innovative software applications and solutions to enhance the productivity of information workers, improve communication and collaboration in work groups, and streamline processes for small and mid-sized businesses. To sustain the growth of our Server and Tools business amid competition from other vendors of both proprietary and open source software, our goal is to deliver products that provide the best platform for network computing—the most advanced, easiest to deploy and manage and most secure—with the lowest total cost of ownership. To take advantage of new market opportunities, we continue to invest in research and development of existing and new lines of business, such as search services, that we believe can contribute significantly to our long-term growth.

Summary

	Three months ended December 31,		Percent Change	Six months ended December 31,		Percent Change
(In millions, except percentages)	2003	2004		2003	2004
Revenue	$10,153	$10,818	7%	$18,368	$20,007	9%
Operating income	$1,475	$4,749	222%	$4,623	$8,243	78%

Our revenue increase for the three and six months ended December 31, 2004 was primarily driven by growth in licensing of Windows Server operating systems and other server applications, and Windows Client operating systems through OEMs (original equipment manufacturers), as a result of growth in server hardware and PC shipments, overall improvements in information technology (IT) spending, and fluctuations in foreign currency exchange rates. The November launch of the Halo 2 Xbox game for the holiday season also contributed to the overall revenue growth for the company in the second quarter of fiscal 2005. Revenue growth rates in the second quarter of fiscal 2005 were lower because of launch-related Office 2003 revenue in fiscal 2004 and a $289 million and $630 million decline in earned revenue from Upgrade Advantage for the three and six months period ended December 31, 2004, respectively. The reduction in Upgrade Advantage revenue has been partially offset by customers entering into other licensing agreements.

We estimate growth in PC shipments was 12% during the second quarter of fiscal 2005 compared to the same period in fiscal 2004. We estimate that total server hardware shipments grew 15%, with Windows Server shipments growing faster than the overall sector at 19% in the second quarter of fiscal 2005. The net impact of foreign exchange rates on revenue was positive in the three and six month periods ended December 31, 2004, primarily due to relative strengthening of most foreign currencies particularly the Euro and Japanese yen, against the U.S. dollar. Had the exchange rates from the prior year been in effect, translated international revenue growth earned in local currencies would have been approximately $253 million or two percentage points lower for the second quarter of fiscal 2005 and $474 million or three percentage points lower for the first six months of fiscal 2005. Fluctuations in foreign currency exchange rates have a greater impact on non-OEM commercial and retail license business as a significant percentage of those product revenues are denominated in foreign currencies. The vast majority of OEM license revenue is denominated in U.S. dollars. We hedge a portion of our international currency exposures, thereby reducing our overall translation exposure.

For the three and six months ended December 31, 2004, the operating income increases were primarily driven by a significant decline in stock-based compensation expense primarily related to the stock option transfer program completed in the second quarter of fiscal 2004, combined with the increased revenue in Server and Tools and Client, which have higher gross margins as compared with other segments. Additionally, strong sales of Halo 2 drove the Home and Entertainment segment to profitability in the second quarter of fiscal 2005. The decrease in stock-based compensation expense of $2.68 billion and $2.95 billion in the second quarter and first six months of fiscal 2005 respectively was partially offset by increased operating expenses of $136 million in the second quarter and $314 million in the first six months of fiscal 2005, related to increased salary and benefits for new and existing headcount. The decrease in stock-based compensation was also partially offset by an increase in legal costs, primarily related to the $536 million Novell settlement recorded in the quarter ended September 30, 2004.

In fiscal 2004, we implemented changes in employee compensation whereby employees are granted stock awards rather than stock options. We also completed an employee stock option transfer program in the second quarter of fiscal 2004 in which employees could elect to transfer all of their vested and unvested stock options with a strike price of $33 or higher to JPMorgan. The unvested options that were transferred to JPMorgan became vested upon the transfer. A total of 344.6 million of the 621.4 million eligible options were transferred, which resulted in additional stock-based compensation expense of $2.21 billion in the second quarter of fiscal 2004. As a result of these changes, we expect stock-based compensation to continue to decrease in future quarters. Based on actual experience, during the second quarter of fiscal 2005 we revised our estimated option forfeiture rates resulting in a decrease to stock-based compensation expense of $167 million.

The following table shows total stock-based compensation expense for the three and six months ended December 31, 2004 and the comparable prior year periods.

	Three Months Ended December 31,			Six Months Ended December 31,
(In millions)	2003	2004	Decrease	2003	2004	Decrease
Client	$443	$71	$(372)	$565	$165	$(400)
Server and Tools	1,028	186	(842)	1,376	440	(936)
Information Worker	319	59	(260)	436	144	(292)
Microsoft Business Solutions	171	33	(138)	230	78	(152)
MSN	232	40	(192)	303	92	(211)
Mobile and Embedded Devices	91	17	(74)	123	40	(83)
Home and Entertainment	215	38	(177)	284	89	(195)
Corporate	733	107	(626)	930	248	(682)

Consolidated	$3,232	$551	$(2,681)	$4,247	$1,296	$(2,951)

Cost of revenue	357	71	(286)	498	171	(327)
Research and development	1,836	280	(1,556)	2,355	662	(1,693)
Sales and marketing	649	138	(511)	896	321	(575)
General and administrative	390	62	(328)	498	142	(356)

Consolidated	$3,232	$551	$(2,681)	$4,247	$1,296	$(2,951)

We estimate PC shipments will grow 9% to 11% and Server unit shipments will grow 13% to 15% in fiscal 2005 compared to fiscal 2004. These growth rates are lower than fiscal 2004. We will likely experience favorable exchange rate impacts in the third quarter of fiscal 2005 due to stronger foreign currencies compared to the U.S. dollar versus a year ago. We expect our operating income to continue to grow faster than revenue in fiscal 2005. Operating income is expected to reflect lower operating expenses mainly due to continued lower stock-based compensation expense and savings achieved through continued progress in our cost efficacy initiative.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Our seven segments are: Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment.

The revenue and operating income/(loss) amounts in this section are presented on a basis consistent with U.S. GAAP applied at the segment level. Fiscal 2004 segment information has been restated for reclassifications due to internal reorganizations and to conform to the current period presentation including reclassifying certain legal settlements. Certain corporate level expenses have been excluded. Those expenses primarily include corporate operations related to sales and marketing, product support services, human resources, legal, finance, IT, corporate development and procurement activities, research and development costs, and accrued legal contingencies. Corporate expenses were $1.50 billion and $901 million in the three months ended December 31, 2003 and 2004, respectively. Corporate expenses were $2.28 billion and $2.26 billion in the six months ended December 31, 2003 and 2004, respectively. The decrease in corporate expenses was due to a decrease in stock-based compensation expense partially offset by an increase in legal costs primarily associated with the $536 million Novell settlement recorded in the first quarter of fiscal 2005.

Client

	Three months ended December 31,		Percent Change	Six months ended December 31,		Percent Change
(In millions, except percentages)	2003	2004		2003	2004
Revenue	$3,059	$3,221	5%	$5,868	$6,214	6%
Operating income	$2,095	$2,530	21%	$4,344	$4,919	13%

Client includes revenue from Windows XP Professional and Home, Media Center Edition, Tablet PC Edition, and other standard Windows operating systems. Client revenue growth is correlated with the growth of purchases of PCs from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue. The operating results for the three and six months ended December 31, 2003 have been restated to reflect the reorganization of the Windows Security group from Server and Tools to Client.

Client revenue increase for the second quarter was driven by a 12% growth in OEM licenses and $257 million or 10% growth in OEM revenue from increased PC unit shipments partially offset by a $96 million or 16% decrease in revenue from commercial and retail licensing of Windows operating systems. The difference between OEM unit growth and revenue growth was partially attributable to the deferral rates and product lives for undelivered elements of unearned revenue. The mix of Windows operating systems licensed during the quarter with premium edition operating systems as a percentage of total Client operating systems licensed during the quarter decreased by one percentage point to 54% of total Client operating systems compared to the second quarter of the prior fiscal year due to a decline in commercial and retail licensing of premium Client operating systems. Client revenue increased for the six months ended December 31, 2004 reflecting Windows OEM license unit growth of 11%, which drove a $404 million or 9% growth in OEM revenue compared to the corresponding period in the prior year, which was partially offset by a $58 million or 5% decline in commercial and retail licensing revenue. The mix of Windows operating systems licensed during the first half of the fiscal year with premium edition operating systems as a percentage of total Client operating systems licensed during the same period decreased one percentage point to 57% of total Client operating system as compared to the first six months of the prior fiscal year due to a decline in commercial and retail licensing of premium Client operating systems.

Client operating income increase for the three and six months ended December 31, 2004 was primarily due to a decrease in stock-based compensation expense and an increase in OEM revenue. These impacts were partially offset by an increase in operating expenses associated with the continued development of the Windows Client next generation operating system (Longhorn). The operating income for the three and six months ended December 31, 2003 has been restated for a reclassification of legal settlements from Client to corporate expenses to conform to the current year presentation.

We plan to continue our efforts to increase premium product mix and anticipate that continued PC market growth will result in revenue growth for the remainder of fiscal 2005. We expect these factors to be partially offset by the decrease in revenue earned from Upgrade Advantage licensing agreements. We expect that our Enterprise Agreement (EA) contracts that expire in fiscal 2005 will be partially offset by renewals and new EA contracts. As a result, Client commercial and retail licensing revenue is expected to continue to lag behind overall Client revenue growth.

Server and Tools

	Three months ended December 31,		Percent Change	Six months ended December 31,		Percent Change
(In millions, except percentages)	2003	2004		2003	2004
Revenue	$2,146	$2,523	18%	$4,026	$4,758	18%
Operating income/ (loss)	$(209)	$913	*	$171	$1,613	843%

*	Not meaningful

Server and Tools consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other server products. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. The Server and Tools segment concentrates on licensing products, applications, tools, content, and services that make information technology professionals and developers more productive and efficient. The segment uses multiple channels for licensing including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. The licenses are sold both as one-time licenses and as multi-year volume licenses depending upon the needs of different customer segments. The Server and Tools segment uses product innovation and partnerships with information technology professionals to drive the adoption and sales growth of its products. Server and Tools growth is driven by performance of the overall market for information technology, both hardware and software. The operating results for the first six months of fiscal 2004 have been restated for the reorganization of the Windows Security group from Server and Tools to Client and the reorganization of Professional product support services from Information Worker to Server and Tools.

Server and Tools revenue increase in the second quarter of fiscal 2005 was driven by a 17% growth in new Windows Server license units and growth in SQL Server, Exchange Server and Core CAL revenue. We estimate that Windows-based server shipments grew 19% in the second quarter of fiscal 2005 compared to the prior year, and that this growth rate was two to four percentage points higher than growth in the overall server hardware market. Server and Server applications revenue, including CAL revenue, grew $328 million or 20% in the second quarter of fiscal 2005 as compared with the corresponding period in fiscal 2004. Consulting and Premier and Professional product support services revenue increased $54 million or 17% compared to the prior year, primarily due to increased consultant utilization and new Premier customers. Foreign exchange rate changes accounted for approximately $78 million or four percentage points of total Server and Tools revenue growth, which was offset by an $87 million decline in Upgrade Advantage revenue earned. In the first six months of fiscal 2005, we estimate that overall server hardware shipments grew 15% compared to the prior year. Server and Tools revenue increase for the first six months of fiscal 2005 was driven by an estimated 19% increase in Windows-based server shipments resulting in 17% growth in new Windows Server license units and growth in SQL Server, Exchange Server and Core CAL revenue. In the first six months of fiscal 2005, Server and Server applications revenue, including CAL revenue, grew $616 million or 20% compared with the corresponding period in fiscal 2004. Consulting and Premier and Professional product support services revenue increased $118 million or 20% in the first six months of fiscal 2005 compared to the prior year, primarily due to increased consultant utilization and new Premier customers. Foreign exchange rate changes accounted for approximately $149 million or four percentage points of total Server and Tools revenue growth for the first six months of fiscal 2005, which was offset by a $184 million decline in Upgrade Advantage revenue earned.

Server and Tools operating income growth for the three and six months ended December 31, 2004 was primarily due to a decrease in stock-based compensation expense and the increase in revenue. This was partially offset by an increase in sales and marketing costs and headcount-related costs from increased hiring and increases in salary and benefits.

We expect overall server hardware shipments to grow 13% to 15% in fiscal 2005. During the first six months of fiscal 2005, new Windows-based server shipments grew faster than the overall market and we expect this trend to continue during the remainder of fiscal 2005. However, we face strong competition from Linux-based, Unix, and other server operating systems. In addition, Server and Tools net revenue for fiscal 2005 will be unfavorably affected by the decline of revenue from our Upgrade Advantage program, which we expect will be partially offset by an increase in other multi-year volume licensing business. We will likely experience favorable exchange rate impacts in the third quarter of fiscal 2005 due to stronger foreign currencies compared to the U.S. dollar versus a year ago. We also expect Server and Tools operating expenses to increase during the remainder of fiscal 2005 due to expected investment in headcount and new marketing initiatives and upcoming product releases, including SQL Server 2005 and Visual Studio 2005.

Information Worker

	Three months ended December 31,		Percent Change	Six months ended December 31,		Percent Change
(In millions, except percentages)	2003	2004		2003	2004
Revenue	$2,862	$2,777	(3)%	$5,116	$5,337	4%
Operating income	$1,830	$2,026	11%	$3,434	$3,916	14%

Information Worker consists of the Microsoft Office System of programs, servers, services, and solutions designed to increase personal, team, and organization productivity. Information Worker includes Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, and other information worker products including Microsoft LiveMeeting and OneNote. Most revenue from this segment comes from licensing our Office System products. Revenue growth depends on the ability to add value to the core Office product set and expand our product offerings in other information worker areas such as document lifecycle and collaboration. As announced in the fourth quarter of fiscal 2004, the Small and Mid-Market Solutions & Partners (SMS&P) organization, which was historically part of the Information Worker segment, was re-aligned in the Microsoft Business Solutions segment. As a result of this change, Information Worker segment information has been restated to reflect the reclassification of the SMS&P organization to Microsoft Business Solutions. The results for the three and six months ended December 31, 2003 have also been restated due to the reclassification of product support services from Information Worker into Server and Tools.

Information Worker revenue decreased in the second quarter primarily due to the favorable impact of the launch of Office 2003 in the comparable period of the prior year. That impact included recognition of $137 million of Office 2003 revenue that had been deferred from the first quarter of fiscal 2004 related to product upgrade rights provided to the customers who purchased Office XP just prior to the launch. We experienced a decline of 4% or $104 million in retail and commercial licensing. Strength in OEM pre-installed copies of Office sold through the system builder channel continued, resulting in a 5% or $18 million growth in revenue in the OEM channel. Upgrade Advantage earned revenue declined by $175 million during the second quarter and was partially offset by approximately $99 million of revenue growth due to positive foreign exchange rate changes. The increase in Information Worker revenue for the six months ended December 31, 2004 was primarily attributable to a 4% or $157 million increase in retail and commercial licensing revenue and a 9% or $63 million increase in OEM revenue, including the impact of foreign exchange rates. Changes in foreign exchange rates accounted for approximately $196 million or four percentage points of the revenue growth for the first six months of fiscal 2005 as compared with the corresponding period in the prior fiscal year, offset by a $386 million decline in Upgrade Advantage earned revenue.

Information Worker operating income growth for the three and six months ended December 31, 2004 was primarily due to a decrease in stock-based compensation expense. Operating expenses also declined due to a reduction in marketing campaign costs from the prior period associated with the launch of Office 2003. This has been partially offset by an increase in headcount-related costs from increased hiring and increases in salary and benefits.

We will likely experience favorable exchange rate impacts in the third quarter of fiscal 2005 due to stronger foreign currencies compared to the U.S. dollar versus a year ago. We expect the continued reduction in Upgrade

Advantage earned revenue to be partially offset by sustained momentum in our OEM and multi-year licensing offerings and increased purchasing of Office System 2003 as enterprises complete their product evaluations.

Microsoft Business Solutions

	Three months ended December 31,		Percent Change	Six months ended December 31,		Percent Change
(In millions, except percentages)	2003	2004		2003	2004
Revenue	$210	$211	0%	$357	$371	4%
Operating loss	$(139)	$(29)	79%	$(193)	$(70)	64%

Microsoft Business Solutions develops and markets business applications and related services designed to help small and mid-sized companies, large corporations and divisions of global enterprises efficiently use, manage, and analyze business resources. Microsoft Business Solutions products consist of Microsoft Great Plains, Microsoft Navision, Microsoft Axapta, Microsoft Solomon, Microsoft CRM, Microsoft Retail Management, other business applications, and the Microsoft Partner Program. Microsoft Business Solutions revenue is affected by the general economic environment, and enterprise information technology spending in particular. As announced in the fourth quarter of fiscal 2004, Microsoft Business Solutions now includes the SMS&P organization, which previously had been included in Information Worker. Microsoft Business Solutions results have been restated to reflect the reclassification of SMS&P for all periods presented. Also as a result of the reorganization, the Microsoft Partner Program became a component of Microsoft Business Solutions.

Microsoft Business Solutions revenue remained flat in the second quarter of fiscal 2005 as compared with the corresponding period in the prior year. Growth in new licenses, renewed license agreements, and the Microsoft Partner Program subscriptions were offset by declines in services revenue and online business. Revenue from all of our business management applications grew quarter over quarter in both licenses and enhancements. The decline in service revenue is mainly attributed to a shift in our focus to encourage our partners to offer more of these services. For the first six months of fiscal 2005, the revenue increase was primarily due to an increase in revenue from Microsoft business management applications.

Microsoft Business Solutions operating loss declined for the three and six months ended December 31, 2004 as compared with the corresponding periods in the prior year primarily due to a decrease in stock-based compensation expense. The operating loss in the same time periods also declined from the comparable period in fiscal 2004 due to reduced acquisition amortization expenses and higher Microsoft Business Solutions product revenue.

Microsoft Business Solutions is committed to further developing its product offerings, with recently released product versions including Microsoft Great Plains 8.0 and Microsoft Solomon 6.0. In the second quarter of fiscal 2005, we launched Microsoft Navision 4.0, available in 39 languages and 41 localized versions. In addition, in the third quarter of fiscal 2005, we released Microsoft Business Solutions Small Business Financials North America Edition, a solution for small companies that require more than basic accounting software.

MSN

	Three months ended December 31,		Percent Change	Six months ended December 31,		Percent Change
(In millions, except percentages)	2003	2004		2003	2004
Revenue	$546	$588	8%	$1,037	$1,128	9%
Operating income/ (loss)	$(95)	$130	*	$(38)	$207	*

*	Not meaningful

MSN includes personal communications tools, such as e-mail and instant messaging, and online information offerings, such as MSN Search and the MSN portals and channels around the world. MSN also provides a variety of paid solutions including MSN Internet Access and MSN Premium Web Services. In the second quarter of fiscal 2005, we launched the MSN Toolbar Suite beta with Desktop Search functionality, which is intended to improve search efficiency for users on their Windows-based personal computer. Revenue is principally generated from advertisers on MSN, from consumers through subscriptions and transactions generated from MSN Premium Web Services, and from subscribers to MSN Narrowband Internet Access.

MSN revenue increase for the second quarter of fiscal 2005 was primarily due to continued increases in MSN advertising revenue and subscriptions and transactions services other than Internet Access. Advertising revenue increased $49 million or 17% from the prior year due primarily to our strength in display advertising revenue and strong international growth. MSN launched the clarity in advertising program on July 1, 2004, which eliminated paid inclusion and reduced the number of advertisements that are returned with search results. As expected, this has tempered search revenue growth in the first six months of fiscal 2005. The increase in advertising revenue was partially offset by a decline of $33 million or 14% in Internet Access revenue, primarily from the migration of Internet Access subscribers to broadband or other competitively priced Internet service providers. Revenue from subscriptions and transactions services other than Internet Access increased $26 million in the second quarter of fiscal 2005 to $46 million. Internet Access subscribers declined 1.7 million from the same quarter last year to 3.5 million, while total subscribers grew 1.2 million from the same period last year to 9.3 million. MSN revenue for the six months ended December 31, 2004 increased due to a $105 million or 20% increase in advertising revenue and $47 million or 127% increase in subscriptions and transactions revenue. The revenue growth was partially offset by a decline of $61 million or 13% in Internet Access revenue. At the end of the first six months of fiscal 2005, MSN had over 380 million monthly unique users, 191 million active Hotmail accounts, and 156 million active Messenger accounts.

MSN operating income growth for the three and six months ended December 31, 2004 was primarily due to a decrease in stock-based compensation expense. The operating income improvement in the second quarter was also attributable to increases in display advertising revenue, a decline in customer acquisition costs and other expenses related to the Internet Access business, partially offset by increases in other headcount-related costs resulting from increased hiring for sales and marketing initiatives. The increase in operating income for the first six months of fiscal 2005 was partially offset by a tax benefit of $48 million recorded in the first quarter of fiscal 2004.

MSN expects advertising revenue and revenue from subscriptions and transactions for Premium Web services to continue to grow for the remainder of fiscal 2005. Advertising revenue should benefit from the relative strength of the Internet market and the related expected increases in Internet spending and additions to the advertising platform, communications innovations and an improved search engine. Advertising growth may be tempered by investments that MSN is making in improving the user experience. In some cases, the number of advertisements delivered either via our search tools or via our internet portals may be reduced in order to improve the overall user experience thereby helping to sustain and grow our user base. We expect revenue from narrowband Internet Access to continue declining in fiscal 2005 as narrowband subscribers continue to migrate to broadband Internet access. However, we expect the segment to continue to be profitable for the second half of fiscal 2005.

Mobile and Embedded Devices

	Three months ended December 31,		Percent Change	Six months ended December 31,		Percent Change
(In millions, except percentages)	2003	2004		2003	2004
Revenue	$63	$91	44%	$116	$160	38%
Operating loss	$(110)	$(4)	96%	$(144)	$(24)	83%

Mobile and Embedded Devices includes Windows Mobile software, Windows Embedded operating systems, MapPoint, and Windows Automotive. These products extend the advantages of the Windows platform to mobile devices such as PDAs, phones, and a wide range of embedded devices. The business is also responsible for managing sales and customer relationships for Microsoft overall with device manufacturers and communication sector customers. The communication sector includes network service providers, such as wireless, fixed and cable and wireless operators, and media and entertainment companies. The market for products in these segments is intensely competitive. Competitive alternatives vary based on product lines and include products offerings from commercial and non-commercial mobile operating system providers, and proprietary software developed by OEMs and mobile operators. Short product lifecycles in product lines such as Windows Mobile software may impact our continuing revenue streams.

Mobile and Embedded Devices revenue growth for the second quarter and first six months of fiscal 2005 was primarily due to strength in Windows Mobile software sales and the introduction of new MapPoint products. Increased revenue for Windows Mobile software was driven by increased shipments of connected mobile devices such as phone-enabled PDAs and Smartphones, and increased market share for standalone PDAs. For the three and six month periods ended December 31, 2004, revenue increased due to unit volume increases in all major product lines, especially Windows Mobile software and Windows Embedded operating systems. In the second quarter of fiscal 2005, revenue for Windows Mobile software increased $15 million or 50%, revenue for Windows Embedded operating systems increased $5 million or 24% and revenue for MapPoint and Windows Automotive increased $8 million or 67%. For the first six months ended December 31, 2004, revenue for Windows Mobile software increased $23 million or 47% compared to the comparable period of the prior year. Revenue for Windows Embedded operating systems increased $7 million or 17% and revenue for MapPoint and Windows Automotive increased $14 million or 54% in the same period.

The Mobile and Embedded Devices operating loss for the three and six months ended December 31, 2004 decreased compared to the corresponding period in fiscal 2004 primarily due to a decrease in stock-based compensation expense. The growth in revenue and a reduction in sales and marketing expense also drove improved operating results in this period compared to the prior year. This has been partially offset by increased salary and benefit costs from increased hiring.

We expect sales for Mobile and Embedded Devices to continue to be driven by an overall increase in customer demand for connectivity and an increase in the number of new devices being offered by OEMs and mobile operators based on Windows Mobile software and Windows Embedded operating systems.

Home and Entertainment

	Three months ended December 31,		Percent Change	Six months ended December 31,		Percent Change
(In millions, except percentages)	2003	2004		2003	2004
Revenue	$1,267	$1,407	11%	$1,848	$2,039	10%
Operating income/ (loss)	$(397)	$84	*	$(669)	$(57)	91%

*	Not meaningful

Home and Entertainment includes the Microsoft Xbox video game console system, PC games, the Home Products Division (HPD), and TV platform products for the interactive television industry. The success of video game consoles is determined by console functionality, the portfolio of video game content for the console, and the market share of the console. Revenue and unit volumes have grown quickly since we entered the market in 2002 and we have established ourselves as one of the market leaders. However, revenue growth moderated in fiscal 2004 due to price reductions typical at this later stage in the console lifecycle. We believe our competitive position and revenue is bolstered by our increasing software game attach rates, which provides higher margins to offset the declining prices on consoles sold. Xbox consoles have negative gross margins.

Home and Entertainment revenue increased in the second quarter primarily due to significant new product launches. In the second quarter of fiscal 2005, Xbox revenue increased $180 million or 20% mainly due to the introduction of Halo 2, which generated approximately $300 million in revenue. This was partially offset by a decline in Xbox consoles revenue resulting from price reductions in the third quarter of fiscal 2004 accompanied by flat Xbox consoles volume. The Xbox life-to-date U.S. games attach rate increased to 7.7 games per console according to industry analyst NPD as of December 31, 2004. Revenue from consumer hardware and software, PC games, and TV platforms declined $40 million or 11% compared to fiscal 2004 due to lower PC games software sales. For the six months ended December 31, 2004, Home and Entertainment revenue increased mainly because of an increase in Xbox revenue of $251 million or 21% due to strong product launches, partially offset by a $60 million or 10% decline related to consumer hardware and software, PC games, and TV platforms.

Home and Entertainment was profitable in the second quarter of fiscal 2005 due to an increase in revenue driven by the launch of Halo 2 and a decrease in stock-based compensation expense. These same factors helped reduce the operating loss in the six months ended December 31, 2004. The improvement in profitability was partially offset by an increase in costs associated with the next generation console development efforts. Operating expenses continue to be driven by investment in the next generation Xbox platform design, sales and marketing efforts directed towards new game title promotions, and other headcount-related costs.

We continue to expect annual Xbox consoles revenue to decrease from fiscal 2004 consistent with this stage of the Xbox console lifecycle, offset by increased software unit volumes primarily driven by the launch of software titles such as Halo 2. In fiscal 2005 we expect PC games revenue to decrease from fiscal 2004 as we are releasing fewer new game titles. We expect operating margins to improve from fiscal 2004 driven by increased sales of high margin software. We continue to expect product development costs to increase, primarily due to the planned next generation console.

Cost of revenue

	Three months ended December 31,		Percent Change		Six months ended December 31,		Percent Change
(In millions, except percentages)	2003	2004			2003	2004
Cost of revenue	$2,344	$1,922	(18)%		$3,824	$3,391	(11)%
As a percent of revenue	23%	18%	(5	)ppt	21%	17%	(4	)ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operation costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. In addition to a decrease in the cost of revenue in the three and six months ended December 31, 2004 due to lower stock-based compensation expense, our cost of revenue decreased in the second quarter due to a $103 million reduction in product costs mainly due to cost efficiency in producing Xbox consoles and a $33 million reduction in costs primarily associated with the MSN Internet Access business. These decreases in the second quarter were partially offset by increased costs in product support and consulting services and other headcount-related costs. For the six months ended December 31, 2004, our cost of revenue decreased due to an $85 million reduction in costs primarily associated with the MSN Internet Access business and an $86 million reduction in product costs mainly due to Xbox consoles cost efficiency. This decrease was partially offset by increased costs in product support and consulting services and other headcount-related costs.

Research and development

	Three months ended December 31,		Percent Change		Six months ended December 31,		Percent Change
(In millions, except percentages)	2003	2004			2003	2004
Research and development	$2,971	$1,437	(52)%		$4,582	$2,985	(35)%
As a percent of revenue	29%	13%	(16	)ppt	25%	15%	(10	)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Our research and development expenses decreased in the three and six months ended December 31, 2004 due to lower stock-based compensation expense. This was partially offset by an increase in product development costs associated with upcoming products, primarily the next generation of the Xbox console, the Windows Client next generation operating system (Longhorn) and product development in Mobile and Embedded devices.

Sales and marketing

	Three months ended December 31,		Percent Change		Six months ended December 31,		Percent Change
(In millions, except percentages)	2003	2004			2003	2004
Sales and marketing	$2,467	$2,146	(13)%		$3,972	$3,809	(4)%
As a percent of revenue	24%	20%	(4	)ppt	22%	19%	(3	)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other programs. Our sales and marketing expenses decreased in the three and six months ended December 31, 2004 due to lower stock-based compensation expense. This was partially offset in the second quarter of fiscal 2005 by an increase in other headcount-related costs from new and existing employees of $90 million due to hiring and salary increases. For the six months ended December 31, 2004, the decrease in sales and marketing expense was partially offset by an increase of $187 million in headcount-related costs from hiring and salary increases and by an increase in marketing expense primarily related to global marketing programs and Home and Entertainment campaigns associated with the Halo 2 launch.

General and administrative

	Three months ended December 31,		Percent Change		Six months ended December 31,		Percent Change
(In millions, except percentages)	2003	2004			2003	2004
General and administrative	$896	$564	(37)%		$1,367	$1,579	16%
As a percent of revenue	9%	5%	(4	)ppt	7%	8%	1	ppt

General and administrative costs include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, facilities, certain human resources, other administrative headcount; and legal and other administrative fees. Our general and administrative expenses decreased in the three months ended December 31, 2004 due to lower stock-based compensation expense, partially offset by an increase in other headcount-related costs from new and existing employees of $16 million. For the six months ended December 31, 2004, our general and administrative expense increased mainly due to higher litigation expenses primarily driven by the $536 million Novell settlement recorded in the first quarter of fiscal 2005 and other headcount-related costs totaling approximately $18 million. This was partially offset by a reduction in stock-based compensation expense.

INVESTMENT INCOME, INCOME TAXES, AND OTHER

Investment Income and Other

The components of investment income and other are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2003	2004	2003	2004
Dividends and interest	$521	$378	$1,005	$789
Net recognized gains on investments	310	348	555	401
Net gains/(losses) on derivatives	11	(309)	45	(504)
Income/(losses) from equity investees and other	(5)	3	(15)	13

Investment income and other	$837	$420	$1,590	$699

Dividends and interest income declined in the three and six months ended December 31, 2004 as compared to the corresponding period in fiscal 2004 due to a higher allocation of funds to lower yielding, more liquid asset classes and a smaller portfolio balance following the payment of a $32.64 billion special dividend on December 2, 2004.

Net realized gains on investments were relatively flat in the three months ended December 31, 2004 but declined in the six months ended December 31, 2004 due to fewer sales of investments during the first quarter of fiscal 2005. Net realized gains on investments include other-than-temporary impairments of $16 million and $39 million in the three and six months ended December 31, 2004 compared to $43 million and $61 million in the same periods in fiscal 2004.

Derivative instruments are used to manage exposures to interest rates, equity prices, and foreign currency markets. Net derivative losses in the three months ended December 31, 2004 were primarily related to losses on equity derivatives used to economically hedge against a decline in equity prices. These losses were offset by the combination of realized gains on sales of equity securities and unrealized gains related to increases in the market value of the underlying assets included as a component of other comprehensive income. Net derivative losses in the six months ended December 31, 2004 were primarily related to losses on equity derivatives, interest rate derivatives, and foreign currency contracts. During the six months ended December 31, 2004, losses related to equity derivatives were $266 million and losses related to interest rate derivatives were $75 million. These losses were offset by the combination of realized gains on sales of equity securities and unrealized gains related to increases in the market value of the underlying assets included as a component of other comprehensive income. Losses related to foreign currency contracts were $163 million, related in part to hedging anticipated foreign currency revenues while the U.S. dollar generally declined against most currencies, and economically hedging foreign currency based investment exposures. Losses related to hedging foreign currency based investment exposures were offset by unrealized gains in the underlying assets. In the first and second quarter of fiscal 2004, losses related to derivatives were not significant.

Net losses on equity investees and other for the prior period were reclassified into investment income and other to conform to the current period presentation.

Income Taxes

Our effective tax rate for the three and six month periods ended December 31, 2003 and 2004 was 33%.

On October 22, 2004, the President signed the American Jobs Creation Act of 2004 (the “Act”). The Act creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company may make this election with respect to dividends paid during either its fiscal year 2005 or 2006. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. On January 13, 2005 the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. Based on our current understanding of the Act, we believe that we may repatriate from $0 to approximately $780 million in dividends subject to the elective 85% dividends received deduction generating a corresponding tax provision benefit from $0 to approximately $179 million from the reversal of previously provided U.S. deferred tax liabilities on these unremitted foreign subsidiary earnings. We expect to confirm our understanding of this provision and seek the required chief executive officer and Board of Directors approval of the required domestic reinvestment plan within the timeframe the incentive is available.

FINANCIAL CONDITION

Cash and short-term investments totaled $34.50 billion as of December 31, 2004 compared to $60.59 billion as of June 30, 2004. The decline is primarily attributable to a special dividend of $3.00 per share, or $32.64 billion, which was paid on December 2, 2004 to shareholders of record on November 17, 2004. Equity and other investments were $12.16 billion as of December 31, 2004 compared to $12.21 billion as of June 30, 2004. The investment portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency positions in order to diversify financial risk. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment for immediate cash needs. As a result of a special dividend paid in December 2004 and shares repurchased, our retained deficit, including accumulated other comprehensive income was $11.17 billion at December 31, 2004. Our retained deficit is not expected to impact our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements, revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis, is based on the sales price of the undelivered elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle.

Unearned revenue as of December 31, 2004 increased $184 million from September 30, 2004, reflecting multi-year licensing billings that outpaced recognition of previous deferrals by $203 million and a $40 million decline in revenue deferred for undelivered elements. We earned approximately $7 million and $44 million from the Upgrade Advantage programs for the three and six months ended December 31, 2004 respectively as compared to $296 million and $674 million for the three and six months ended December 31, 2003.

The following table outlines the expected recognition of unearned revenue at December 31, 2004:

(In millions)	Recognition of Unearned Revenue
Three months ended:
March 31, 2005	$2,582
June 30, 2005	1,860
September 30, 2005	1,123
December 31, 2005	702
March 31, 2006 and thereafter	1,699

Unearned revenue	$7,966

See Note 5 – Unearned Revenue of the Notes to Financial Statements

Cash Flows

Cash flow from operations for the six months ended December 31, 2004 decreased $372 million from the first half of fiscal 2004 to $7.63 billion, due to the impact of a $1.16 billion decrease in other current liabilities, and a $1.83 billion increase in net income partially offset by the impact on net income of a $2.95 billion decrease in stock-based compensation expense. Cash used for financing was $34.41 billion in the first six months of fiscal 2005, an increase of $31.79 billion from the corresponding period in fiscal 2004. The increase reflects $34.37 billion of cash dividends paid in the first and second quarters of fiscal 2005. The increase was partially offset by a reduction in cash used for common stock repurchases which was $1.32 billion in the first six months of fiscal 2005 compared to $1.78 billion in the first six months of fiscal 2004. Net cash from investing was $15.30 billion in the first six months of fiscal 2005, an increase of $21.00 billion from the first six months of fiscal 2004, primarily due to a $23.26 billion increase in investment maturities that occurred to fund the cash dividends paid in the current quarter.

We have no material long-term debt. Stockholders’ equity at December 31, 2004 was $47.23 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices. We have issued residual value guarantees in connection with various operating leases. These guarantees provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of December 31, 2004, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability currently exists. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

On July 20, 2004, our Board of Directors approved a quarterly dividend of $0.08 per share, or approximately $870 million which was paid on September 14, 2004, to shareholders of record on August 25, 2004. In addition, on July 20, 2004, our Board of Directors approved a special dividend of $3.00 per share, or $32.64 billion, which was paid on December 2, 2004 to shareholders of record on November 17, 2004. On September 15, 2004, our Board of Directors declared a regular quarterly dividend of $0.08 per share which was paid December 2, 2004, to shareholders of record at the close of business on November 17, 2004. On December 8, 2004, our Board of Directors declared a regular quarterly dividend of $0.08 per share, which is payable March 10, 2005, to shareholders of record at the close of business on February 17, 2005. The ex-dividend date will be February 15, 2005. This dividend of approximately $870 million was included in other current liabilities on our balance sheet.

During the three months ended December 31, 2004, we repurchased 23.6 million shares of common stock for $655 million, compared to 30.5 million shares of common stock for $830 million in the comparable period of the prior year. During the six months ended December 31, 2004, we repurchased 46.4 million shares of common stock for $1.28 billion, compared to 73.8 million shares of common stock for $2.02 billion in the comparable period of the prior year. On July 20, 2004, our Board of Directors approved a plan to repurchase up to $30 billion of common stock over the following four years, of which we have repurchased $1.28 billion as of December 31, 2004. The repurchase program may be suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

We believe existing cash and short-term investments, together with funds generated from operations should be sufficient to meet operating requirements and regular quarterly dividends and planned share repurchases. Our philosophy regarding the maintenance of a balance sheet with a large component of cash and short-term investments, and equity and other investments, reflects our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to our business model. We regularly assess our investment management approach in view of our current and potential future needs.

Off-balance sheet arrangements

As of June 30, 2004, we had guaranteed the repayment of certain Japanese yen denominated bank loans and related interest and fees of Jupiter Telecommunication, Ltd., a Japanese cable company (Jupiter). The total amount of these guarantees was approximately $51 million. Effective December 21, 2004, the unconditional guarantees were terminated.

We provide indemnifications of varying scope and amount to customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS 5, Accounting for Contingencies, as interpreted by FIN 45. We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and do not believe that it is currently probable that we have material costs to support such indemnifications, and accordingly have not accrued a liability in our financial statements.

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2004, the Financial Accounting Standards Board (FASB) issued FASB Staff Position (FSP) Emerging Issues Task Force (EITF) Issue 03-1-1, Effective Date of Paragraphs 10–20 of EITF Issue No. 03-1, “The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments”, which delays the effective date for the recognition and measurement guidance in EITF Issue No. 03-1. In addition, the FASB has issued a proposed FSP to consider whether further application guidance is necessary for securities analyzed for impairment under EITF Issue No. 03-1. We continue to assess the potential impact that the adoption of the proposed FSP could have on our financial statements.

In November 2004, the FASB issued Statement of Financial Accounting Standards (SFAS) No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 153, Exchanges of Nonmonetary Assets, which eliminates the exception for nonmonetary exchanges of similar productive assets and replaces it with a general exception for exchanges of nonmonetary assets that do not have commercial substance. SFAS No. 153 will be effective for nonmonetary asset exchanges occurring in fiscal periods beginning after June 15, 2005. We do not believe the adoption of SFAS No. 153 will have a material impact on our financial statements.

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. SFAS No. 123(R) will be effective for interim or annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and restated prior periods at that time for all awards granted to employees after July 1, 1995. Accordingly we believe SFAS No. 123(R) will not have a material impact on our balance sheet or income statements. We continue to assess the potential impact that the adoption of SFAS No. 123(R) could have on our statements of cash flows.

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

SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and Securities and Exchange Commission (SEC) Staff Accounting Bulletin (SAB) 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse effect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

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

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock, expected dividends, and risk-free interest rates. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Declines in Demand for Software. If overall market demand for PCs, servers, and other computing devices declines significantly, or consumer or corporate spending for such products declines, our revenue will be adversely affected. Additionally, our revenue would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products because new product offerings are not perceived as providing significant new functionality or other value to prospective purchasers. A significant number of customers purchased license agreements providing upgrade rights to specific licensed products prior to the transition to Licensing 6.0 in July 2002. These agreements generally expired throughout fiscal 2004 and largely expired at the end of the first quarter in fiscal 2005. The rate at which such customers renew these contracts could adversely affect future revenue. We are making significant investments in the next release of the Windows operating system (Longhorn). If this system is not perceived as offering significant new functionality or value to prospective purchasers, our revenue and operating margins could be adversely affected.

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

Insurance Programs. In addition to conventional third-party insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of December 31, 2004, the face value of captive insurance arrangements was $2.0 billion. Actual value at any particular time will vary due to deductibles, exclusions, other restrictions, and claims. While we believe these arrangements are an effective way to insure against such risks, the potential liabilities associated with certain of the issues and uncertainties discussed in this document or other events could exceed the coverage provided by such arrangements.

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

The following table sets forth the VAR calculations for substantially all of our positions:

(In millions)	June 30, 2004	December 31, 2004	Six months ended December 31, 2004
Risk Categories			Average	High	Low
Interest rates	$298	$299	$218	$299	$165
Currency rates	207	214	178	247	88
Equity prices	773	768	677	768	631

The total VAR for the combined risk categories is $875 million at December 31, 2004 and $835 million at June 30, 2004. The total VAR is 32% less at December 31, 2004 and 35% less at June, 30 2003 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective to provide reasonable assurance that material information relating to Microsoft and its consolidated subsidiaries is made known to them, particularly during the period in which this report is being prepared. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2004 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See notes to financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
October 1, 2004 - October 31, 2004	1,600,000	$27.92	1,600,000	$29,330
November 1, 2004 - November 30, 2004	11,007,446	$28.27	11,007,446	$29,019
December 1, 2004 - December 31, 2004	10,987,834	$27.21	10,987,834	$28,720

	23,595,280		23,595,280

On July 20, 2004, our Board of Directors approved a plan to buy back up to $30 billion in Microsoft common stock over the next four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. During the second quarter of fiscal 2005, we repurchased 23.6 million shares for $655 million under this announced plan. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. A portion of these purchases settled after the end of the fiscal quarter. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on November 9, 2004.

The following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
William H. Gates III	9,313,189,580	211,132,634
Steven A. Ballmer	9,318,561,336	205,760,878
James I. Cash, Jr.	9,324,809,198	199,513,016
Raymond V. Gilmartin	9,370,919,346	153,402,868
Ann McLaughlin Korologos	9,348,479,140	175,843,074
David F. Marquardt	9,312,394,453	211,927,761
Charles H. Noski	9,325,686,925	198,635,289
Helmut Panke	9,371,593,035	152,729,179
Jon A. Shirley	9,312,436,827	211,885,387

2. To adopt amendments to the 2001 Stock Plan and the 1991 Stock Option Plan.

For	6,933,323,192
Against	416,291,331
Abstain	75,083,658
Broker non-vote	2,099,624,033

3. To adopt amendments to the 1999 Stock Option Plan for Non-Employee Directors, the Stock Option Plan for Non-Employee Directors, and the Stock Option Plan for Consultants and Advisors.

For	6,979,293,524
Against	359,713,077
Abstain	85,692,078
Broker non-vote	2,099,623,535

4. To approve the materials terms of the performance criteria for awards under the 2001 Stock Plan.

For	7,041,770,327
Against	300,562,390
Abstain	82,444,351
Broker non-vote	2,099,545,146

5. To ratify selection of Deloitte & Touche LLP as the Company’s independent auditor for fiscal year 2005.

For	9,347,807,190
Against	112,699,833
Abstain	63,815,191

Item 6. Exhibits

(A) EXHIBITS

10.1*	Microsoft Corporation 2001 Stock Plan, as amended and restated as of November 9, 2004(1)

10.2*	Microsoft Corporation 1991 Stock Option Plan, as amended and restated as of November 15, 2004(1)

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors, as amended and restated as of November 15, 2004(1)

10.4*	Microsoft Corporation Stock Option Plan for Non-Employee Directors, as amended and restated as of November 15, 2004(1)

10.5	Microsoft Corporation Stock Option Plan for Consultants and Advisors, as amended and restated as of November 15, 2004(1)

15	Letter re unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Current Report on Form 8-K dated November 15 2004.
*	Indicates a management contract or compensatory plan or arrangement.

Items 3 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Microsoft Corporation

Date: January 26, 2005	By:	/s/ JOHN G. CONNORS
John G. Connors
Senior Vice President; Chief Financial Officer
(Principal Financial and Accounting Officer and Duly Authorized Officer)