Form 10-Q
period 2005-03-31
MICROSOFT CORP
filed 2005-04-28
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2005

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

The number of shares outstanding of the registrant’s common stock as of March 31, 2005 was 10,804,353,235

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2005

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except earnings per share)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31
	2004	2005	2004	2005
Revenue	$9,175	$9,620	$27,543	$29,627
Operating expenses:
Cost of revenue	1,411	1,399	5,235	4,790
Research and development	1,538	1,508	6,120	4,493
Sales and marketing	1,928	2,098	5,900	5,907
General and administrative	3,020	1,286	4,387	2,865

Total operating expenses	7,897	6,291	21,642	18,055

Operating income	1,278	3,329	5,901	11,572
Investment income and other	1,001	496	2,591	1,195

Income before income taxes	2,279	3,825	8,492	12,767
Provision for income taxes	964	1,262	3,014	4,213

Net income	$1,315	$2,563	$5,478	$8,554

Earnings per share:
Basic	$0.12	$0.24	$0.51	$0.79

Diluted	$0.12	$0.23	$0.50	$0.78

Weighted average shares outstanding:
Basic	10,785	10,856	10,796	10,869

Diluted	10,856	10,931	10,899	10,934

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	June 30, 2004(1)	March 31, 2005
		(Unaudited)
Assets
Current assets:
Cash and equivalents	$14,304	$3,782
Short-term investments	46,288	33,812

Total cash and short-term investments	60,592	37,594
Accounts receivable, net of allowances of $166 and $177	5,890	5,610
Inventories	421	340
Deferred income taxes	2,097	1,780
Other	1,566	1,269

Total current assets	70,566	46,593
Property and equipment, net	2,326	2,321
Equity and other investments	12,210	11,772
Goodwill	3,115	3,111
Intangible assets, net	569	468
Deferred income taxes	1,829	714
Other long-term assets	1,774	1,296

Total assets	$92,389	$66,275

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,717	$1,636
Accrued compensation	1,339	1,289
Income taxes	3,478	3,479
Short-term unearned revenue	6,514	6,275
Other	1,921	3,460

Total current liabilities	14,969	16,139
Long-term unearned revenue	1,663	1,666
Other long-term liabilities	932	1,097
Commitments and contingencies—see Note 8
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 10,862 and 10,804	56,396	58,829
Retained earnings (deficit), including accumulated other comprehensive income of $1,119 and $1,744	18,429	(11,456)

Total stockholders’ equity	74,825	47,373

Total liabilities and stockholders’ equity	$92,389	$66,275

(1)	Derived from audited financial statements—see Note 1

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended March 31		Nine Months Ended March 31
	2004	2005	2004	2005
Operations
Net income	$1,315	$2,563	$5,478	$8,554
Depreciation, amortization, and other noncash items	249	282	877	573
Stock-based compensation	748	617	4,995	1,913
Net recognized (gains)/losses on investments	(512)	(223)	(1,112)	16
Stock option income tax benefits	135	37	772	264
Deferred income taxes	54	(292)	(925)	69
Unearned revenue	2,793	3,212	7,781	9,165
Recognition of unearned revenue	(3,119)	(3,241)	(9,268)	(9,469)
Accounts receivable	697	1,001	369	464
Other current assets	63	(130)	356	41
Other long-term assets	(6)	40	35	65
Other current liabilities	1,951	993	2,931	810
Other long-term liabilities	602	144	679	164

Net cash from operations	4,970	5,003	12,968	12,629

Financing
Common stock issued	568	354	1,452	1,636
Common stock repurchased	(1,608)	(2,427)	(3,383)	(3,751)
Common stock cash dividends	—	(885)	(1,729)	(35,253)

Net cash from financing	(1,040)	(2,958)	(3,660)	(37,368)

Investing
Additions to property and equipment	(213)	(203)	(552)	(552)
Acquisition of companies, net of cash acquired	—	(11)	(4)	(12)
Purchases of investments	(20,437)	(13,085)	(68,819)	(58,798)
Maturities of investments	361	1,454	3,836	28,191
Sales of investments	19,152	10,032	58,624	45,339

Net cash from investing	(1,137)	(1,813)	(6,915)	14,168

Net change in cash and equivalents	2,793	232	2,393	(10,571)
Effect of exchange rates on cash and equivalents	7	(8)	37	49
Cash and equivalents, beginning of period	4,987	3,558	5,357	14,304

Cash and equivalents, end of period	$7,787	$3,782	$7,787	$3,782

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2004	2005	2004	2005
Common stock and paid-in capital
Balance, beginning of period	$52,676	$58,403	$49,234	$56,396
Common stock issued	580	354	1,449	1,549
Common stock repurchased	(150)	(517)	(375)	(804)
Stock-based compensation expense	748	617	4,995	1,913
Stock option income tax benefits/(deficiencies)	121	(31)	(1,328)	(235)
Other, net	—	3	—	10

Balance, end of period	53,975	58,829	53,975	58,829

Retained earnings (deficit)
Balance, beginning of period	16,667	(11,171)	15,678	18,429

Net income	1,315	2,563	5,478	8,554
Other comprehensive income:
Net gains/(losses) on derivative instruments	33	26	46	(44)
Net unrealized investments gains/(losses)	(212)	(45)	55	605
Translation adjustments and other	9	(40)	84	64

Comprehensive income	1,145	2,504	5,663	9,179
Common stock cash dividends	—	(879)	(1,729)	(36,117)
Common stock repurchased	(1,207)	(1,910)	(3,007)	(2,947)

Balance, end of period	16,605	(11,456)	16,605	(11,456)

Total stockholders’ equity	$70,580	$47,373	$70,580	$47,373

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

Certain prior year amounts have been reclassified to conform to the current-year presentation, including the reclassification of auction rate securities (ARS) as short-term investments instead of cash and equivalents in accordance with guidance issued by the Securities and Exchange Commission. We reclassified $1.7 billion of investments in ARS as of June 30, 2004 that were previously included in cash and equivalents to short-term investments. We have included purchases and sales of auction rate securities in our statements of cash flows as a component of investing activities. These reclassifications had no impact on our results of operations or changes in stockholders’ equity.

Note 2 – Income Taxes

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October 2004. The Act creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85 percent dividends received deduction for certain dividends from controlled foreign corporations. We may make this election with respect to dividends paid during either our fiscal year 2005 or 2006. The deduction is subject to a number of limitations and requirements, including a specific domestic reinvestment plan for the repatriated funds. On January 13, 2005 the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. Based on our current understanding of the Act, we believe that we may repatriate from $0 to approximately $780 million in dividends subject to the elective 85 percent dividends received deduction generating a corresponding tax provision benefit from $0 to approximately $179 million from the reversal of previously provided U.S. deferred tax liabilities on these unremitted foreign subsidiary earnings. We expect to confirm our understanding of this provision and if we decide to repatriate earnings, will seek the required chief executive officer and Board of Directors approval of the required domestic reinvestment plan within the timeframe the incentive is available.

Note 3 – Inventories

The components of inventories were as follows:

(In millions)	June 30, 2004	March 31, 2005
Finished goods	$271	$284
Raw materials and work in process	150	56

Inventories	$421	$340

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

The components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions except earnings per share)	2004	2005	2004	2005
Net income available for common shareholders (A)	$1,315	$2,563	$5,478	$8,554

Weighted average outstanding shares of common stock (B)	10,785	10,856	10,796	10,869
Dilutive effect of employee stock options and awards	71	75	103	65

Common stock and common stock equivalents (C)	10,856	10,931	10,899	10,934

Earnings per share:
Basic (A/B)	$0.12	$0.24	$0.51	$0.79

Diluted (A/C)	$0.12	$0.23	$0.50	$0.78

For the three months ended March 31, 2004 and 2005, 1,225 million and 832 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the nine months ended March 31, 2004 and 2005, 1,152 million and 871 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the effect was anti-dilutive. For the three and nine months ended March 31, 2005, 25.7 million and 24.2 million shared performance stock awards have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on our performance against measures established for the performance period.

Note 5 – Unearned Revenue

The components of unearned revenue were as follows:

(In millions)	June 30, 2004	March 31, 2005
Volume licensing programs	$5,075	$4,851
Undelivered elements	2,358	2,161
Other	744	929

Unearned revenue	$8,177	$7,941

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unearned revenue by segment is as follows:

(In millions)	June 30, 2004	March 31, 2005
Client	$2,822	$2,608
Server and Tools	2,370	2,505
Information Worker	2,586	2,272
Other segments	399	556

Unearned revenue	$8,177	$7,941

Note 6 – Stockholders’ Equity

On July 20, 2004, our Board of Directors approved a quarterly dividend of $0.08 per share, or approximately $870 million which was paid on September 14, 2004. In addition, on July 20, 2004, our Board of Directors approved a special dividend of $3.00 per share, or approximately $32.64 billion, which was paid on December 2, 2004. On September 15, 2004, our Board of Directors declared a regular quarterly dividend of $0.08 per share which was paid on December 2, 2004. On December 8, 2004, our Board of Directors declared a regular quarterly dividend of $0.08 per share which was paid on March 10, 2005. On March 23, 2005, our Board of Directors declared a regular quarterly dividend of $0.08 per share. The dividend is payable June 9, 2005, to shareholders of record on May 18, 2005. The ex-dividend date will be May 16, 2005. The accrued liability for this dividend of $864 million is included in other current liabilities.

On July 20, 2004, our Board of Directors approved a plan to buy back up to $30 billion of Microsoft common stock over the succeeding four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. Under this repurchase plan, we made the following share repurchases:

	Period Ended March 31, 2005
(In millions)	Three Months	Nine Months
Shares repurchased	95.1	141.5
Repurchase amount	$2,420	$3,699

In fiscal 2004, we repurchased 49.9 million and 123.7 million shares totaling $1.35 billion and $3.38 billion in the three and nine month periods ended March 31, 2004, respectively.

Note 7 – Investment Income and Other

The components of investment income and other are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2004	2005	2004	2005
Dividends and interest	$500	$317	$1,505	$1,106
Net gains on investments	419	94	974	495
Net gains/(losses) on derivatives	93	86	138	(418)
Income/(losses) from equity investees and other	(11)	(1)	(26)	12

Investment income and other	$1,001	$496	$2,591	$1,195

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8 – Contingencies

Government competition law matters. On March 25, 2004, the European Commission announced a decision in its competition law investigation of Microsoft. The Commission concluded that we infringed European competition law by refusing to provide our competitors with licenses to certain protocol technology in the Windows server operating systems and by including streaming media playback functionality in Windows desktop operating systems. The Commission ordered us to make the relevant licenses to our technology available to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified software relating to media playback. The decision also imposed a fine of €497 million, which resulted in a charge in the third quarter of fiscal 2004 of €497 million ($605 million). We filed an appeal of the decision to the Court of First Instance on June 6, 2004. On December 22, 2004, the Court ordered that Microsoft must comply with the decision pending review on appeal and the company is taking steps to ensure it is in compliance. The hearing date for the appeal is expected to be determined later this year. We continue to contest the conclusion that European competition law was infringed and will defend our position vigorously. The Korean Fair Trade Commission (KFTC) is investigating whether or not Microsoft has violated Korean competition law by including Windows Media Player technologies in Windows, by including Windows Messenger in Windows, or by distributing Windows Media Services as an optional component of Windows Server. Hearings on this issue are expected to be conducted by the KFTC sometime during the summer of 2005. In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from us concerning competition, privacy, and security issues.

Antitrust, unfair competition, and overcharge class actions. A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts. The federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that we have competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover alleged overcharges for these products on behalf of variously defined classes of direct and indirect purchasers. To date, courts have dismissed all claims for damages in cases brought against us by indirect purchasers under federal law and in 15 states. Nine of those state court decisions have been affirmed on appeal. Appeals of two of those state rulings are pending. There was no appeal in four states. An additional state court action was dismissed based on a failure to plead wholly intrastate wrongful conduct. That ruling is also on appeal. Claims under federal law brought on behalf of foreign purchasers have been dismissed by the federal district court in Maryland as have all claims brought on behalf of consumers seeking injunctive relief under federal law. The ruling on the injunctive relief and the ruling dismissing the federal claims of indirect purchasers are currently on appeal to the United States Court of Appeals for the Fourth Circuit, as is a ruling denying certification of certain proposed classes of U.S. direct purchasers. Courts in eleven states have ruled that indirect purchaser cases may proceed as class actions, while courts in two states have denied class certification. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the proposed settlement, class members will be able to obtain vouchers that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers issued will depend on the number of class members who make a claim and are issued vouchers. Two-thirds of the value of vouchers unissued or unredeemed by class members will be made available to certain schools in California in the form of vouchers that also may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware, software and related services. Since the beginning of 2003, we also reached similar agreements to settle all claims in a number of other states. The proposed settlements in these states are structured similarly to the California settlement, except that, among other differences, one-half of the value of vouchers unissued to class members will be made available to certain schools in the relevant states. The maximum value of vouchers to be issued in these settlements, including the California settlement, is approximately $1.9 billion. The actual costs of

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

these settlements will be less than that maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The settlements in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Minnesota, Montana, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, and West Virginia have received final court approval. The proposed settlements in Nebraska and Vermont have received preliminary approval by the court in those states, but still require final approval. We estimate the total cost to resolve all of these cases will range between $1.2 billion and $1.4 billion, with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with Statement of Financial Accounting Standards (SFAS) 5, Accounting for Contingencies, and FASB Interpretation (FIN) 14, Reasonable Estimation of the Amount of a Loss, at March 31, 2005, we have a liability of approximately $1.06 billion, net of payments to date for administrative expenses and legal fees.

Other antitrust litigation and claims. Burst.com, Inc. filed suit against us on June 18, 2002 alleging violations of federal and state antitrust and unfair competition laws, violation of trade secrets, breach of contract, and patent infringement seeking treble damages, restitution, punitive damages, injunctive relief, and other relief to restore competitive conditions. On March 13, 2005, Burst and Microsoft announced that the parties had agreed to settle the suit. Pursuant to the settlement Microsoft will pay Burst $60 million, the lawsuit will be dismissed, and Microsoft was granted a license to certain of Burst’s patents.

On April 11, 2005, we announced a settlement with Gateway, Inc. resolving claims asserted by Gateway that arose from the circumstances of United States v. Microsoft and findings of fact that identified Gateway as having been impacted in its business by practices on which the district court ruled against Microsoft. Under the agreement, Microsoft will pay Gateway $150 million over four years and Gateway released all antitrust claims against Microsoft based on past conduct. As part of the settlement, the parties agreed the funds paid to Gateway would be used for marketing, manufacturing, research, development and testing of Gateway personal computing products that are able to run Microsoft software.

On August 27, 2004, the City and County of San Francisco, the City of Los Angeles, and Los Angeles, San Mateo, Contra Costa and Santa Clara Counties filed a putative class action against Microsoft in San Francisco Superior Court. The action is brought on behalf of all governmental entities, agencies and political subdivisions of the State of California who indirectly purchased Microsoft operating system or word processing and spreadsheet software during the period from February 18, 1995 to the date of trial in the action. The plaintiffs seek treble damages under California’s Cartwright Act and disgorgement of unlawful profits under its Unfair Competition Act resulting from Microsoft’s alleged combinations to restrain trade, deny competition, and monopolize the world markets for PC operating systems and word processing and spreadsheet applications (and productivity suites including these applications). Microsoft was served with the complaint on August 30, 2004 and has removed the case to the U.S. District Court for Maryland. Microsoft’s motion to dismiss the complaint was granted in its entirety on April 18, 2005 with leave to file an amended complaint alleging claims under the Cartwright Act based on conduct within the four-year statute of limitation the court ruled applies to the plaintiffs’ claims. Plaintiffs also may seek to appeal the court’s decision.

On December 18, 2003, RealNetworks, Inc. filed suit against us alleging violations of federal and state antitrust and unfair competition laws. The alleged violations relate to streaming media features of Windows and related technologies. RealNetworks seeks damages and injunctive relief, including a permanent injunction requiring us to offer a version of Windows products with no streaming media features. We deny the allegations and will vigorously defend the action. RealNetworks filed the case in federal court in San Jose, California. It has been consolidated for pretrial purposes with other cases pending in the U.S. District Court for Maryland.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On November 12, 2004, Novell filed a complaint in federal court in Utah asserting antitrust and unfair competition claims against Microsoft related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. Microsoft has moved to dismiss the complaint. In addition, we have been notified of additional antitrust damage claims by several competitors and several licensees of our products.

In the third quarter of fiscal 2005, we recorded a liability of $550 million for the foregoing antitrust lawsuits and claims that remain outstanding. While we intend to vigorously defend those matters, there exists the possibility of adverse outcomes which we estimate could be up to $650 million in aggregate beyond recorded amounts.

Patent cases. We are a defendant in more than 35 patent infringement cases that we are defending vigorously. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, the plaintiffs alleged infringement by the browser functionality of Windows. On August 11, 2003, the jury awarded the plaintiffs approximately $520 million in damages for infringement from the date the plaintiffs’ patent was issued through September 2001. The plaintiffs are seeking an equitable accounting for damages from September 2001 to the present. On January 14, 2004, the trial court entered final judgment of $565 million, including post-trial interest of $45 million, and entered an injunction against distribution of any new infringing products, but stayed execution of the judgment and the injunction pending our appeal. We appealed and on March 2, 2005 the Court of Appeals for the Federal Circuit reversed the decision and vacated the judgment, ruling that the trial court had erred in excluding certain prior art evidence and ruling as a matter of law on other evidence. The appellate court also reversed the trial court’s decision that the inventors had not engaged in inequitable conduct by failing to reveal material prior art while obtaining the patent. In October 2003 the U.S. Patent Office initiated a Director-ordered re-examination of the Eolas patent. On February 26, 2004, the Patent Office issued an Office Action rejecting the claims of the Eolas patent. We believe the total cost to resolve this case will not be material to our financial position or results of operations. The actual costs are dependent upon many unknown factors such as the events of a retrial of the plaintiff’s claims. In Research Corporation Technologies, Inc. v. Microsoft, filed in U.S. District Court for the District of Arizona, the plaintiff has asserted a family of six patents related to half-toning, which it believes are infringed by certain printing and display functionality allegedly present in different versions of Windows and Office. Plaintiff seeks an unspecified amount of damages in the form of “reasonable royalties” on various Microsoft products including Windows and Office 2000 and subsequent versions of those products. The case is scheduled for trial in the second half of 2005. In TVI v. Microsoft, filed in U.S. District Court for the Northern District of California, the plaintiff alleges infringement by the Autoplay feature of Windows. No trial date has been set. In Microsoft v. Lucent, filed in the U.S. District Court in San Diego, we are seeking a declaratory judgment that we do not infringe any valid patent among a number of patents Lucent has been asserting against computer manufacturers who sell computers with Microsoft software pre-installed. No trial date has been set. In Arendi USA, Inc. and Arendi Holding Limited v. Microsoft, filed in U.S. District Court for the District of Rhode Island, the plaintiffs alleged infringement of one patent by certain Smart Tags features in Microsoft Office XP and Office 2003. Following trial in September 2004 the jury returned a verdict for us, finding that we did not infringe the patents. The plaintiffs have appealed. In Amado v. Microsoft, the plaintiff has accused the link table functionality available in Microsoft Access when used with Microsoft Excel. The case is scheduled to go to trial before a jury in federal court in Orange County, California in the middle of May, 2005. In BTG v. Microsoft, the plaintiff has accused our Windows and Office products of infringing several patents. The patents are directed to “update” technology, active desktop and off-line browsing. The case is pending in the Northern District of California. No trial date has been set. In AVG v. Microsoft, the plaintiff has filed a number of cases in the Eastern District of Texas against us, our major OEMs, other computer game console makers (Sony and Nintendo) and

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

computer game publishers. The case is directed to graphics functionality in Windows and Xbox. The first case against Microsoft is scheduled to go to trial in January of 2006. Adverse outcomes in some or all of the pending patent cases may result in significant monetary damages or injunctive relief against us, adversely affecting distribution of our operating system or application products. The risks associated with an adverse decision may result in material settlements.

Other. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving such claims, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

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

Segment revenue and operating income/(loss) is as follows (1):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2004	2005	2004	2005
Revenue
Client	$2,802	$2,937	$8,491	$8,962
Server and Tools	2,058	2,309	5,841	6,639
Information Worker	2,783	2,982	8,037	8,422
Microsoft Business Solutions	180	183	532	549
MSN	621	603	1,822	1,783
Mobile and Embedded Devices	64	83	173	237
Home and Entertainment	519	583	2,352	2,599
Reconciling amounts	148	(60)	295	436

Consolidated	$9,175	$9,620	$27,543	$29,627

Operating income/(loss)
Client	$2,198	$2,313	$6,857	$7,162
Server and Tools	596	759	1,703	2,227
Information Worker	2,088	2,257	6,020	6,408
Microsoft Business Solutions	(29)	(46)	(55)	(90)
MSN	114	118	316	356
Mobile and Embedded Devices	(22)	2	(71)	(6)
Home and Entertainment	(204)	(164)	(597)	(163)
Reconciling amounts	(3,463)	(1,910)	(8,272)	(4,322)

Consolidated	$1,278	$3,329	$5,901	$11,572

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	The segment information reflects our realignment of the Small and Mid-Market Solutions & Partners (SMS&P) organization from the Information Worker segment to the Microsoft Business Solutions segment. Additionally, Professional product support services have been reorganized from Information Worker segment into Server and Tools segment. The three and nine months ended March 31, 2004 information has been restated for the above mentioned reorganizations, other internal reorganizations and changes to certain internal accounting methods to conform to the current period presentation.

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

Significant reconciling items to arrive at operating income are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2004	2005	2004	2005
Summary of reconciling amounts:
Corporate level activity	$(3,370)	$(1,719)	$(5,676)	$(4,003)
Stock-based compensation expense	(323)	(243)	(3,263)	(802)
Revenue reconciling amounts	148	(60)	295	436
Other, net	82	112	372	47

Total	$(3,463)	$(1,910)	$(8,272)	$(4,322)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries as of March 31, 2005, and the related consolidated statements of income and cash flows for the three-month and nine-month periods ended March 31, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

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
April 27, 2005

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

OVERVIEW

The following Management’s Discussion and Analysis is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with our financial statements and the accompanying notes.

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

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year, due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Home and Entertainment segment is particularly subject to seasonality because its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Historically, approximately 40% to 50% of Home and Entertainment revenue has been generated in the second fiscal quarter. We believe that the seasonality of revenue is likely to continue in the future.

We intend to sustain the long-term growth of our businesses through technological innovation, engineering excellence, and a commitment to delivering high-quality products and services to customers and partners. Recognizing that one of our primary challenges is to help accelerate worldwide PC adoption and software upgrades, we continue to advance the functionality, security and value of Windows operating systems, including versions for new devices such as Tablet PCs, Media Center PCs, Portable Media Centers, and mobile devices such as Smartphones. We also develop innovative software applications and solutions to enhance the productivity of information workers, improve communication and collaboration in work groups, and streamline business processes for small and mid-sized businesses. To sustain the growth of our Server and Tools business amid competition from other vendors of both proprietary and open source software, our goal is to deliver products that provide the best platform for network computing—the most advanced, easiest to deploy and manage and most secure—with the lowest total cost of ownership. To take advantage of new market opportunities, we continue to invest in research and development of existing and new lines of business, such as search services, that we believe can contribute significantly to our long-term growth.

Summary

	Three months ended March 31,		Percent Change	Nine months ended March 31,		Percent Change
(In millions, except percentages)	2004	2005		2004	2005
Revenue	$9,175	$9,620	5%	$27,543	$29,627	8%
Operating income	$1,278	$3,329	160%	$5,901	$11,572	96%

Our revenue increase for the three and nine months ended March 31, 2005 was primarily driven by growth in licensing of Windows Server operating systems and other server applications, Information Worker products, and Windows Client operating systems through Original Equipment Manufacturers (OEMs) as a result of fluctuations in foreign currency exchange rates, growth in server hardware and PC shipments and overall improvements in information technology (IT) spending. The November 2004 launch of the Halo 2 Xbox game for the holiday season also contributed to the overall revenue growth for the company in the nine months ended March 31, 2005. Revenue growth rates were negatively impacted by a $251 million and $881 million decline in earned revenue from Upgrade Advantage for the three and nine months ended March 31, 2005, respectively. The reduction in Upgrade Advantage revenue has been partially offset by customers entering into other licensing agreements.

The impact of foreign currency exchange rates changes on revenue was positive in the three and nine months ended March 31, 2005, primarily due to relative strengthening of most foreign currencies, particularly the euro and Japanese yen, against the U.S. dollar. Changes in foreign currency exchange rates accounted for approximately $188 million or two percentage points of the revenue growth rate for the third quarter of fiscal 2005 and $662 million or two percentage points for the first nine months of fiscal 2005. Fluctuations in foreign currency exchange rates have a greater impact on non-OEM commercial and retail license business because a significant percentage of those product revenues are denominated in foreign currencies. The vast majority of OEM license revenue is denominated in U.S. dollars. We hedge a portion of our international currency exposures, thereby reducing our overall exposure.

We estimate worldwide PC shipments from all sources grew about 10% during the third quarter of fiscal 2005 compared to the same period in fiscal 2004, and we estimate that Windows-based server shipments grew approximately 9% in the same period, in line with estimated growth in overall server hardware shipments.

For the three and nine months ended March 31, 2005, operating income increases were primarily driven by an increase in revenue, reductions in legal costs, and reduction in stock-based compensation expense (as explained in the next paragraph), which was partially offset by an increase in salary and benefits costs for new and existing headcount. General and administrative expenses declined in the third quarter and nine months due to the $2.53 billion of charges related to the settlement of Sun Microsystems litigation and the fine imposed by the European Commission in the third quarter of fiscal 2004. This affect was partially offset by $768 million in legal charges incurred in the third quarter of fiscal 2005, consisting of the Gateway, Inc. and Burst.com, Inc. settlements, a $54 million extension payment to Sun Microsystems, Inc. under our existing Limited Patent Covenant and Standstill Agreement, and $550 million in legal charges related to antitrust and other matters described in Note 8, Contingencies. General and administrative expenses in the nine months of fiscal 2005 also included the $536 million Novell settlement recorded in the first quarter of fiscal 2005. Additionally, stock-based compensation expense decreased $131 million and $3.08 billion in the third quarter and first nine months of fiscal 2005 respectively, which was partially offset by increased operating expenses of $147 million in the third quarter and $448 million in the first nine months of fiscal 2005, related to increased salary and benefits for new and existing headcount. The increase in operating income was also driven by revenue increases in Server and Tools, Information Worker and Client, which have higher gross margins as compared to other segments.

In fiscal 2004, we implemented changes in employee compensation whereby employees are granted stock awards rather than stock options. We also completed an employee stock option transfer program in the second quarter of fiscal 2004 in which employees could elect to transfer all of their vested and unvested stock options with a strike price of $33 or higher to JPMorgan. The unvested options that were transferred to JPMorgan became vested upon the transfer. A total of 344.6 million of the 621.4 million eligible options were transferred, which resulted in additional stock-based compensation expense of $2.21 billion in the second quarter of fiscal 2004. As a result of these changes, stock-based compensation has decreased and we expect stock-based compensation to continue to decrease in future quarters.

The following table shows total stock-based compensation expense by segment and by income statement classification for the three and nine months ended March 31, 2005 and the comparable prior year periods.

	Three Months Ended March 31,			Nine Months Ended March 31,
(In millions)	2004	2005	Decrease	2004	2005	Decrease
Client	$95	$77	$(18)	$660	$242	$(418)
Server and Tools	261	208	(53)	1,637	648	(989)
Information Worker	69	68	(1)	505	212	(293)
Microsoft Business Solutions	47	38	(9)	277	116	(161)
MSN	57	44	(13)	360	136	(224)
Mobile and Embedded Devices	24	19	(5)	146	59	(87)
Home and Entertainment	51	42	(9)	335	132	(203)
Corporate	144	121	(23)	1,075	368	(707)

Consolidated	$748	$617	$(131)	$4,995	$1,913	$(3,082)

Cost of revenue	99	79	(20)	597	251	(346)
Research and development	383	313	(70)	2,737	975	(1,762)
Sales and marketing	180	156	(24)	1,076	477	(599)
General and administrative	86	69	(17)	585	210	(375)

Consolidated	$748	$617	$(131)	$4,995	$1,913	$(3,082)

We estimate worldwide PC shipments from all sources will grow from 9% to 11% and Server unit shipments will grow from 13% to 15% in fiscal 2005 compared to fiscal 2004. These growth rates are lower than fiscal 2004. We expect to experience favorable exchange rate impacts in the fourth quarter of fiscal 2005 due to stronger foreign currencies compared to the U.S. dollar versus a year ago. We expect our operating income to continue to grow faster than revenue in the remainder of the fiscal year, reflecting lower operating expenses mainly due to continued lower stock-based compensation expense, lower legal charges, and savings achieved through continued progress in our cost efficacy initiative.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Our seven segments are: Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment.

The segment information in this MD&A includes certain reconciling items attributed to each of the segments. The segment information appearing in Note 9 of the Notes to Financial Statements is presented on a basis consistent with the Company’s internal management reporting, in accordance with Statement of Financial Accounting Standards No. 131, Disclosures about Segments of an Enterprise and Related Information. Fiscal 2004 segment information has been restated for reclassifications due to internal reorganizations and to conform to the current period presentation including reclassifying certain legal settlements. We have reclassified approximately $1.92 billion of legal charges related to the Sun Microsystems settlement in the third quarter of fiscal 2004 from our operating segments to corporate-level activity. Certain corporate level expenses have been excluded from our segment operating results, including corporate operations related to sales and marketing, product support services, human resources, legal, finance, IT, corporate development and procurement activities, research and development costs, and accrued legal contingencies. Corporate expenses were $3.37 billion and $1.72 billion in the three months ended March 31, 2004 and 2005, respectively. Corporate expenses were $5.68 billion and $4.00 billion in the nine months ended March 31, 2004 and 2005, respectively. The decrease in corporate expenses was due to a decrease in stock-based compensation expense and a decrease in legal costs primarily associated with the $2.53 billion in charges related to the Sun settlement and the European Commission fine recorded in the third quarter of fiscal 2004, offset by the $536 million Novell settlement recorded in the first quarter of fiscal 2005 and $768 million in legal charges related to antitrust and other matters in the third quarter of fiscal 2005.

Client

	Three months ended March 31,		Percent Change	Nine months ended March 31,		Percent Change
(In millions, except percentages)	2004	2005		2004	2005
Revenue	$2,923	$2,986	2%	$8,791	$9,200	5%
Operating income	$2,274	$2,339	3%	$6,624	$7,265	10%

Client includes revenue from Windows XP Professional and Home, Media Center Edition, Tablet PC Edition, and other standard Windows operating systems. Client revenue growth is correlated with the growth of purchases of PCs from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue. The operating results for the three and nine months ended March 31, 2004 have been restated to reflect the reorganization of the Windows Security group from Server and Tools to Client. Operating income for the three and nine months ended March 31, 2004 has been restated for a reclassification of legal settlements from Client to corporate expenses to conform to the current year presentation.

Client revenue increase for the third quarter was driven by a 10% growth in OEM licenses and $170 million or 7% growth in OEM revenue from increased PC unit shipments partially offset by a $107 million or 18% decrease in revenue from commercial and retail licensing of Windows operating systems. The differences between unit growth rates and revenue growth rates from quarter to quarter are affected by the mix of premium versions of operating systems licensed during the quarter, changes in the geographical mix, the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders, and prior changes to deferral rates and product lives for undelivered elements of unearned revenue. The difference between OEM unit growth and revenue growth in the third quarter was partially attributable to the continuing impact of the fiscal 2003 revision in the deferral rates and product lives for undelivered elements of unearned revenue. The mix of OEM Windows operating systems licensed during the quarter with premium edition operating systems as a percentage of total OEM Windows operating systems licensed during the quarter declined one percentage point to 49% of total OEM Windows operating systems compared to the third quarter of the prior fiscal year. Client revenue increased for the nine months ended March 31, 2005 reflecting Windows OEM license unit growth of 11%, which drove a $574 million or 8% increase in OEM revenue compared to the corresponding period in the prior year, which was partially offset by a $165 million or 9% decline in commercial and retail licensing revenue. The mix of OEM Windows operating systems licensed during the first nine months of the fiscal year with premium edition operating systems as a percentage of total OEM Windows operating systems licensed during the same period remained flat at 49% of total OEM Windows operating system as compared to the first nine months of the prior fiscal year.

Client operating income increase for the three months ended March 31, 2005 was primarily due to the increase in OEM revenue accompanied by a slight decrease in stock-based compensation expense. The growth in operating income for the quarter was partially offset by an increase in expenses associated with product support calls related to Windows Service Pack 2 and other Windows updates. Client operating income for the first nine months of fiscal 2005 grew primarily due to lower operating expenses in the current year resulting from decreased stock-based compensation expense. This decline in operating expenses has been partially offset by an increase in salary and benefits costs associated with the headcount increases in research and development and sales and marketing, and higher costs associated with the continued development of the next generation PC operating system (Longhorn).

We anticipate that total PC shipments will grow at approximately 9% to 11% for the rest of fiscal 2005, continuing to influence our growth in Client revenue. We are continuing our efforts to increase premium product mix. We expect revenue growth to be affected by a decrease in revenue earned from Upgrade Advantage licensing agreements. We also expect that Enterprise Agreement (EA) contracts that expire in fiscal 2005 will be partially offset by renewals and new EA contracts. Client commercial and retail licensing revenue is expected to continue to decline in the remainder of fiscal 2005.

Server and Tools

	Three months ended March 31,		Percent Change	Nine months ended March 31,		Percent Change
(In millions, except percentages)	2004	2005		2004	2005
Revenue	$2,191	$2,445	12%	$6,217	$7,203	16%
Operating income	$616	$824	34%	$810	$2,459	204%

Server and Tools consists of server software licenses and client access licenses (CALs) for Windows Server, SQL Server, Exchange Server, and other server products. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. The Server and Tools segment concentrates on licensing products, applications, tools, content, and services that make information technology professionals and developers more productive and efficient. The segment uses multiple channels for licensing including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. The licenses are sold both as one-time licenses and as multi-year volume licenses depending upon the needs of different customer segments. The Server and Tools segment uses product innovation and partnerships with information technology professionals to drive the adoption and sales growth of its products. Server and Tools growth is driven by performance of the overall market for information technology, both hardware and software. The operating results for the first nine months of fiscal 2004 have been restated for the reorganization of the Windows Security group from Server and Tools to Client, the reorganization of Professional product support services from Information Worker to Server and Tools, the reorganization of certain expenses related to the Corporate Marketing Group from Server and Tools to corporate expenses, and the reclassification of legal settlements from Server and Tools to corporate expenses to conform to the current year presentation.

Server and Tools revenue increase in the third quarter of fiscal 2005 was driven by growth in SQL Server, Exchange Server and Core CAL revenue. We estimate that Windows-based server shipments grew approximately 9% in the third quarter of fiscal 2005, in line with estimated growth in the overall server hardware market. Server and Server applications revenue, including CAL revenue, grew $192 million or 11% in the third quarter of fiscal 2005 as compared with the corresponding period in fiscal 2004, despite a $74 million decline in Upgrade Advantage earned revenue. Consulting and Premier and Professional product support services revenue increased $58 million or 18% compared to the prior year, primarily due to higher consultant utilization and new Premier customers. Foreign exchange rate changes accounted for approximately $62 million or three percentage points of total Server and Tools revenue growth. In the first nine months of fiscal 2005, we estimate that overall server hardware shipments grew 14% compared to the prior year and that Windows-based server shipments grew approximately 16%. In the first nine months of fiscal 2005, Server and Server applications revenue, including CAL revenue, grew $807 million or 17% compared with the corresponding period in fiscal 2004, despite a decline of $258 million in Upgrade Advantage earned revenue. Consulting and Premier and Professional product support services revenue increased $177 million or 19% in the first nine months of fiscal 2005 compared to the prior year, primarily due to higher consultant utilization and growth in Premier customers. Foreign exchange rate changes accounted for approximately $211 million or three percentage points of total Server and Tools revenue growth for the first nine months of fiscal 2005.

Server and Tools operating income growth for the three and nine months ended March 31, 2005 was primarily due to a decrease in stock-based compensation expense and the increase in revenue. This was partially offset by an increase in sales and marketing costs and headcount-related costs from increased hiring in sales and marketing and increases in salary and benefits.

We continue to expect overall server hardware shipments to grow from 13% to 15% for full fiscal year 2005. We face strong competition from Linux-based, Unix, and other server operating systems. In addition, Server and Tools net revenue for fiscal 2005 will be unfavorably affected by the decline of revenue from our Upgrade Advantage program, which we expect will be partially offset by an increase in other multi-year volume licensing business. We expect to experience favorable exchange rate impacts in the fourth quarter of fiscal 2005 due to stronger foreign currencies compared to the U.S. dollar versus a year ago. We also expect Server and Tools operating expenses to increase in the fourth quarter of fiscal 2005 due to expected investment in new headcount and new marketing initiatives and upcoming product releases in fiscal 2006, including SQL Server 2005 and Visual Studio 2005.

Information Worker

	Three months ended March 31,		Percent Change	Nine months ended March 31,		Percent Change
(In millions, except percentages)	2004	2005		2004	2005
Revenue	$2,700	$2,767	2%	$7,816	$8,104	4%
Operating income	$1,954	$2,001	2%	$5,388	$5,918	10%

Information Worker consists of the Microsoft Office System of programs, servers, services, and solutions designed to increase personal, team, and organization productivity. Information Worker includes Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, and other information worker products including Microsoft Live Meeting and OneNote. Most revenue from this segment comes from licensing our Office System products. Revenue growth depends on the ability to add value to the core Office product set and expand our product offerings in other information worker areas such as document lifecycle and collaboration. As announced in the fourth quarter of fiscal 2004, the Small and Mid-Market Solutions & Partners (SMS&P) organization, which was historically part of the Information Worker segment, was re-aligned in the Microsoft Business Solutions segment. As a result of this change, Information Worker segment results have been restated to reflect the reclassification of the SMS&P organization to Microsoft Business Solutions. The results for the three and nine months ended March 31, 2004 have also been restated due to the reclassification of product support services from Information Worker into Server and Tools.

Information Worker revenue in the third quarter of fiscal 2005 increased primarily driven by changes in foreign currency exchange rates. Strength in the underlying retail and commercial licensing revenue was offset by the absence of Upgrade Advantage earned revenue, which accounted for $161 million of the revenue in the third quarter in fiscal 2004. Changes in foreign currency exchange rates accounted for approximately $81 million or three percentage points of revenue growth. The increase in Information Worker revenue for the nine months ended March 31, 2005 was primarily attributable to changes in foreign currency exchange rates and strength in the underlying retail and commercial licensing revenue that offset the absence of Upgrade Advantage earned revenue, which accounted for $574 million of the revenue in the comparable period of fiscal 2004. The changes in foreign currency exchange rates accounted for approximately $278 million or four percentage points of the revenue growth for the first nine months of fiscal 2005 as compared with the corresponding period in the prior fiscal year.

Information Worker operating income growth for the three months ended March 31, 2005 was primarily due to the revenue increase partially offset by higher headcount-related costs. For the nine months ended March 31, 2005 operating income grew due to increased revenue and lower operating expenses from decreased stock-based compensation, a reduction in marketing campaign costs from the prior period associated with the launch of Office 2003, partially offset by an increase in headcount-related costs from increased hiring supporting field sales efforts and general increases in salary and benefits.

We expect to experience favorable exchange rate impacts in the fourth quarter of fiscal 2005 due to stronger foreign currencies compared to the U.S. dollar versus a year ago. We expect the continued reduction in Upgrade Advantage revenue to be offset by sustained momentum in our OEM and multi-year licensing offerings and increased purchasing of Office System 2003 as enterprises complete their product evaluations.

Microsoft Business Solutions

	Three months ended March 31,		Percent Change	Nine months ended March 31,		Percent Change
(In millions, except percentages)	2004	2005		2004	2005
Revenue	$179	$185	3%	$536	$556	4%
Operating loss	$(52)	$(54)	(4)%	$(245)	$(125)	49%

Microsoft Business Solutions are integrated adaptable business applications and services that allow small and mid-sized businesses, large organizations, and divisions of global enterprises to connect employees, customers, and suppliers. Microsoft Business Solutions products consist of Microsoft Great Plains, Microsoft Navision, Microsoft Axapta, Microsoft Solomon, Microsoft CRM, Microsoft Retail Management, other business applications, and the Microsoft Partner Program. The financial management, customer relationship management, supply chain management, and analytics applications work with Microsoft products such as Office and Windows to streamline processes across an entire organization. Microsoft Business Solutions are delivered through a worldwide network of channel partners that provide specialized services and local support tailored to a company’s needs. As announced in the fourth quarter of fiscal 2004, Microsoft Business Solutions now includes the SMS&P organization, which previously had been included in Information Worker. Microsoft Business Solutions results have been restated to reflect the reclassification of SMS&P for all periods presented. Also as a result of the reorganization, the Microsoft Partner Program became a component of Microsoft Business Solutions.

Microsoft Business Solutions revenue increased in the third quarter of fiscal 2005 as compared with the corresponding period in the prior year due to growth in new licenses, renewed license agreements, and Microsoft Partner Program subscriptions, which was offset by declines in our services revenue and online business. The decline in service revenue results from channel partners offering services previously provided by Microsoft Business Solutions. For the first nine months of fiscal 2005, the revenue increase was primarily due to an increase in software revenue from Microsoft business management applications and Microsoft Partner Program subscriptions.

Microsoft Business Solutions operating loss increased for the three months ended March 31, 2005 as compared with the corresponding period in the prior year primarily driven by higher headcount-related costs primarily associated with incremental hiring across the SMS&P organization along with increased marketing efforts that were partially offset by revenue growth. For the nine months ended March 31, 2005, the operating loss declined due to a combination of increased revenues, reduced stock-based compensation and acquisition amortization expenses, partially offset by increased headcount costs from hiring and increases in salary, and increases in channel marketing expenses.

Microsoft Business Solutions is committed to further developing its product offerings, with recently released versions of major products including Microsoft Great Plains 8.0 and the recent Extensions release, Microsoft Solomon 6.0, and Microsoft Navision 4.0. We expect revenue and share growth in the business applications market through continued investments in product innovation and our network of channel partners.

MSN

	Three months ended March 31,		Percent Change	Nine months ended March 31,		Percent Change
(In millions, except percentages)	2004	2005		2004	2005
Revenue	$591	$564	(5)%	$1,628	$1,692	4%
Operating income	$101	$100	(1)%	$58	$301	419%

MSN includes personal communications tools, such as e-mail and instant messaging, and online information offerings, such as MSN Search and the MSN portals and channels around the world. MSN also provides a variety of paid solutions including MSN Internet Access and MSN Premium Web Services. Revenue is principally generated from advertisers on MSN, from consumers through subscriptions and transactions generated from MSN Premium Web Services, and from subscribers to MSN Narrowband Internet Access. In the third quarter of fiscal 2005, we launched a new version of our MSN Search engine, which is based on our own technology. Prior to the launch, MSN relied on third parties to deliver search results. This change provides MSN with the ability to innovate more quickly and the opportunity to develop long term competitive advantage in Search. In addition to the launch of MSN Search, we introduced a new version of the MSN home page in the third quarter of fiscal 2005 which provides a richer user experience, quicker load times, higher levels of end user customization, and fewer advertisements and links. MSN launched the clarity in advertising program on July 1, 2004, which eliminated paid inclusion and resulted in reduced number of advertisements that are returned with search results. MSN may from time to time continue to introduce products and services, such as the home page redesign and the clarity in advertising program, that invest in customer satisfaction and better user experience which at times may decrease short term advertising opportunities and revenues.

MSN revenue decrease for the third quarter of fiscal 2005 was driven by a decline of $68 million or 28% in Internet Access revenue, primarily from the migration of Internet Access subscribers to broadband or other competitively priced Internet service providers. This has been partially offset by increases in MSN advertising revenue and subscriptions and transactions services other than Internet Access. Advertising revenue increased $14 million or 4% from the prior year due primarily to display advertising revenue and international growth. As expected, the clarity in advertising program and the homepage redesign initiatives have tempered revenue growth in the first nine months of fiscal 2005. Revenue from subscriptions and transactions services other than Internet Access increased $27 million in the third quarter of fiscal 2005 to $48 million. Internet Access subscribers declined 1.6 million from the same quarter last year to 3.0 million, while total subscribers grew 830,000 from the same period last year to 9.1 million. MSN revenue for the nine months ended March 31, 2005 increased due to a $120 million or 14% increase in advertising revenue and $73 million or 126% increase in subscriptions and transactions revenue. The revenue growth was partially offset by a decline of $129 million or 18% in Internet Access revenue. At the end of the first nine months of fiscal 2005, MSN had approximately 400 million monthly unique users, 200 million active Hotmail accounts, and 165 million active Messenger accounts.

MSN operating income was relatively flat for the three months ended March 31, 2005 as compared with the corresponding period in the prior year. Operating income was flat primarily due to increases in headcount-related costs and marketing initiatives for MSN Search, which were partially offset by reductions in online operations and bandwidth costs associated with Internet Access business and a decline in customer acquisition costs primarily related to the acquisition of narrowband access customers. For the nine months ended March 31, 2005 compared to the prior period, operating income increased mainly due to a reduction in stock-based compensation expense, and a reduction in operations costs associated with Internet Access business. These reductions have been partially offset by an increase in headcount-related costs, and a $48 million tax benefit recorded in the first quarter of fiscal 2004.

MSN expects advertising revenue and revenue from subscriptions and transactions for Premium Web services to continue to grow for the remainder of fiscal 2005. Advertising revenue should benefit from the relative strength of the Internet market and the related expected increases in Internet spending and additions to the advertising platform, communications innovations and an improved search engine. Advertising growth may continue to be tempered by the impact of the investments that MSN is making in improving the user experience. In some cases, the number of advertisements delivered either via our search tools or via our internet portals may be reduced to improve the overall user experience thereby helping to sustain and grow our user base. We expect revenue from narrowband Internet Access to continue declining in fiscal 2005 as narrowband subscribers continue to migrate to broadband Internet access. However, we expect the segment to continue to be profitable for the remainder of fiscal 2005.

Mobile and Embedded Devices

	Three months ended March 31,		Percent Change	Nine months ended March 31,		Percent Change
(In millions, except percentages)	2004	2005		2004	2005
Revenue	$61	$80	31%	$177	$240	36%
Operating loss	$(36)	$(8)	78%	$(180)	$(32)	82%

Mobile and Embedded Devices includes Windows Mobile software, Windows Embedded operating systems, MapPoint, and Windows Automotive. These products extend the advantages of the Windows platform to mobile devices such as PDAs, phones, and a wide range of embedded devices. The business is also responsible for managing sales and customer relationships for Microsoft overall with device manufacturers and communication sector customers. The communication sector includes network service providers, such as wireless, fixed and cable and wireless operators, and media and entertainment companies. The market for products in these segments is intensely competitive. Competitive alternatives vary based on product lines and include product offerings from commercial and non-commercial mobile operating system providers, and proprietary software developed by OEMs and mobile operators. Short product lifecycles in product lines such as Windows Mobile software may impact our continuing revenue streams.

Mobile and Embedded Devices revenue growth for the third quarter and first nine months of fiscal 2005 was primarily due to strength in Windows Mobile software sales and the introduction of new MapPoint products. Increased revenue for Windows Mobile software was driven by increased shipments of connected mobile devices such as phone-enabled PDAs and Smartphones, and increased market share for standalone PDAs. For the three and nine months ended March 31, 2005, revenue increased due to unit volume increases in all major product lines, especially Windows Mobile software and Windows Embedded operating systems. In the third quarter of fiscal 2005, revenue for Windows Mobile software increased $8 million or 32%, revenue for Windows Embedded operating systems increased $6 million or 27%, and revenue for MapPoint and Windows Automotive increased $5 million or 36%. For the first nine months ended March 31, 2005, revenue for Windows Mobile software increased $31 million or 42% compared to the comparable period of the prior year. Revenue for Windows Embedded operating systems increased $13 million or 21% and revenue for MapPoint and Windows Automotive increased $19 million or 48% in the same period.

Mobile and Embedded Devices operating loss for the three and nine months ended March 31, 2005 decreased compared to the corresponding periods in fiscal 2004 primarily due to growth in revenue, a reduction in sales and marketing expense and a decrease in stock-based compensation expense. These improvements have been partially offset by increased salary and benefit costs from incremental hiring and an increase in product costs.

We expect sales for Mobile and Embedded Devices to continue to be driven by an overall increase in customer demand for connectivity and an increase in the number of new devices being offered by OEMs and mobile operators based on Windows Mobile software and Windows Embedded operating systems.

Home and Entertainment

	Three months ended March 31,		Percent Change	Nine months ended March 31,		Percent Change
(In millions, except percentages)	2004	2005		2004	2005
Revenue	$530	$593	12%	$2,378	$2,632	11%
Operating loss	$(209)	$(154)	26%	$(878)	$(211)	76%

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

Home and Entertainment revenue increased in the third quarter primarily due to an increase in Xbox revenue. In the third quarter of fiscal 2005, Xbox revenue increased $42 million or 13% mainly due to an increase in Xbox consoles revenue, an increase in revenue from third party games, and an increase in Xbox Live memberships. The Xbox life-to-date U.S. games attach rate increased to 8.0 games per console according to industry analyst NPD as of March 31, 2005. Revenue from consumer hardware and software, PC games, and TV platforms increased $21 million or 10% compared to fiscal 2004 primarily due to strength in Mac Office. For the nine months ended March 31, 2005, Home and Entertainment revenue increased mainly because of an increase in Xbox revenue of $293 million or 19% due to strong product launches such as Halo 2 and an increase in Xbox consoles revenue, partially offset by a $39 million or 5% decline related to consumer hardware and software, PC games, and TV platforms.

Home and Entertainment operating loss for the three and nine months ended March 31, 2005 decreased compared to the corresponding period in fiscal 2004 primarily due to a decrease in stock-based compensation expense and an increase in revenue. The decrease was partially offset by an increase in costs associated with the next generation console development efforts. Operating expenses continue to be driven by investment in the next generation Xbox platform design, sales and marketing efforts directed towards new game title development and promotions, and other headcount-related costs.

We continue to expect annual Xbox consoles revenue to decrease from fiscal 2004 consistent with this stage of the Xbox console lifecycle, offset by increased first and third party software unit volumes. In fiscal 2005 we expect PC games revenue to decrease from fiscal 2004 as we are releasing fewer new game titles. We expect operating margins to improve from fiscal 2004 driven by increased sales of high margin software. We continue to expect product development costs to increase, primarily due to the planned next generation console.

Cost of revenue

	Three months ended March 31,		Percent Change	Nine months ended March 31,		Percent Change
(In millions, except percentages)	2004	2005		2004	2005
Cost of revenue	$1,411	$1,399	(1)%	$5,235	$4,790	(9)%
As a percent of revenue	15%	15%	0ppt	19%	16%	(3	)ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operation costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. In addition to a decrease in the cost of revenue in the three and nine months ended March 31, 2005 due to lower stock-based compensation expense, our cost of revenue decreased in the third quarter due to cost reductions primarily associated with the MSN Internet Access business and a reduction in Home and Entertainment costs partially offset by an increase in Client costs. For the nine months ended March 31, 2005, our cost of revenue decreased due to a reduction in stock-based compensation expense, a $129 million reduction in costs primarily associated with the MSN Internet Access business, and a $32 million reduction in product costs mainly due to Xbox consoles cost efficiency. This decrease was partially offset by increased costs in product support and consulting services and other headcount-related costs.

Research and development

	Three months ended March 31,		Percent Change		Nine months ended March 31,		Percent Change
(In millions, except percentages)	2004	2005			2004	2005
Research and development	$1,538	$1,508	(2)%		$6,120	$4,493	(27)%
As a percent of revenue	17%	16%	(1	)ppt	22%	15%	(7	)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Our research and development expenses decreased in the three and nine months ended March 31, 2005 due to lower stock-based compensation expense. This was partially offset by an increase in headcount-related costs associated with incremental hiring and product development costs associated with upcoming products, primarily the next generation of the Xbox console and related games, the Windows Client next generation operating system (Longhorn), and product development in Mobile and Embedded devices.

Sales and marketing

	Three months ended March 31,		Percent Change	Nine months ended March 31,		Percent Change
(In millions, except percentages)	2004	2005		2004	2005
Sales and marketing	$1,928	$2,098	9%	$5,900	$5,907	0%
As a percent of revenue	21%	22%	1ppt	21%	20%	(1	)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other programs. Our sales and marketing expenses increased in the three months ended March 31, 2005 due to a $110 million increase in headcount-related costs from hiring new employees and normal salary increases for existing employees. Selling costs associated with higher Enterprise Agreement direct selling costs also contributed to the increase. This was partially offset by lower stock-based compensation expense and a reduction in marketing expenses. For the nine months ended March 31, 2005, sales and marketing expense slightly increased due to $300 million higher headcount-related costs from hiring and salary increases, higher product planning, direct, partner and reseller marketing expenses, and Home and Entertainment campaigns associated with the Halo 2 launch. The increase has been offset mainly by reductions in stock-based compensation expense.

General and administrative

	Three months ended March 31,		Percent Change		Nine months ended March 31,		Percent Change
(In millions, except percentages)	2004	2005			2004	2005
General and administrative	$3,020	$1,286	(57)%		$4,387	$2,865	(35)%
As a percent of revenue	33%	13%	(20	)ppt	16%	10%	(6	)ppt

General and administrative costs include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, facilities, certain human resources, and other administrative headcount; and legal and other administrative fees. General and administrative expenses decreased in the three and nine months ended March 31, 2005 due to lower legal costs and stock-based compensation expense, partially offset by an increase in other headcount-related costs from new and existing employees of $32 million and $42 million in the three and nine months ended March 31 2005 respectively. In the third quarter of fiscal 2004, general and administrative expenses included $1.92 billion of charges related to the settlement of the Sun Microsystems litigation and $605 million for the European Commission fine, while in the third quarter of fiscal 2005, we recorded $768 million in legal charges, consisting of the Gateway and Burst settlements, extension payments made to Sun Microsystems under our existing agreement, and $550 million in legal charges related to antitrust and other matters described in Note 8, Contingencies. In the nine months ended March 31, 2005, our legal expenses were driven by the $536 million Novell settlement recorded in the first quarter of fiscal 2005 and $768 million in legal charges in the third quarter of 2005.

INVESTMENT INCOME, INCOME TAXES, AND OTHER

Investment Income and Other

The components of investment income and other are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2004	2005	2004	2005
Dividends and interest	$500	$317	$1,505	$1,106
Net gains on investments	419	94	974	495
Net gains/(losses) on derivatives	93	86	138	(418)
Income/(losses) from equity investees and other	(11)	(1)	(26)	12

Investment income and other	$1,001	$496	$2,591	$1,195

Dividends and interest income declined in the three and nine months ended March 31, 2005 as compared to the corresponding period in fiscal 2004 due to a smaller portfolio balance following the payment of a $32.64 billion special dividend on December 2, 2004 and a higher allocation of funds to lower yielding, more liquid asset classes.

Net gains on investments declined $325 million in the three months ended March 31, 2005 and declined $479 million in the nine months ended March 31, 2005 due primarily to fewer sales of investments as compared to the corresponding periods in the prior fiscal year. Net gains on investments also include other-than-temporary impairments of $93 million and $132 million in the three and nine months ended March 31, 2005 compared to $5 million and $66 million in the same periods in fiscal 2004.

Derivative instruments are used to manage exposures to interest rates, equity prices, and foreign currency markets and to facilitate portfolio diversification. Net derivative losses in the nine months ended March 31, 2005 were primarily related to losses on equity derivatives, interest rate derivatives, and foreign currency contracts. During the nine months ended March 31, 2005, losses related to equity derivatives used to economically hedge against a decline in equity prices were $282 million and losses related to interest rate derivatives were $65 million. These losses were offset by the combination of realized gains on sales of securities and unrealized gains related to increases in the market value of the underlying assets included as a component of other comprehensive income. Net losses related to foreign currency contracts were $137 million, related in part to hedging anticipated foreign currency revenues while the U.S. dollar generally declined against most currencies, and economically hedging foreign currency based investment exposures. Losses related to hedging foreign currency based investment exposures were offset by unrealized gains in the underlying assets. Net gains on derivatives for the nine month period ended March 31, 2004 was primarily related to gains on interest rate and equity derivatives.

Net losses on equity investees and other for the prior period were reclassified into investment income and other to conform to the current period presentation.

Income Taxes

Our effective tax rate for the third quarter and first nine months of fiscal 2005 was 33%. The effective tax rate for the third quarter and first nine months of fiscal 2004 was 42% and 35% respectively. The increased rate in 2004 resulted from the nondeductible European Commission fine. Excluding the effect of the European Commission fine, the tax rate for fiscal 2004 would have been 33%.

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October 2004. The Act creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The Company may make this election with respect to dividends paid during either its fiscal year 2005 or 2006. The deduction is subject to a number of limitations and requirements, including a specific domestic reinvestment plan for the repatriated funds. On January 13, 2005 the U.S. Treasury published Notice 2005-10 providing guidance on the implementation of the repatriation deduction. Based on our current understanding of the Act, we believe that we may repatriate from $0 to approximately $780 million in dividends subject to the elective 85% dividends received deduction generating a corresponding tax provision benefit of $0 to approximately $179 million from the reversal of previously provided U.S. deferred tax liabilities on these unremitted foreign subsidiary earnings. We expect to confirm our understanding of this provision and if we decide to repatriate earnings, will seek the required chief executive officer and Board of Directors approval of the required domestic reinvestment plan within the timeframe the incentive is available.

FINANCIAL CONDITION

Cash and short-term investments totaled $37.59 billion as of March 31, 2005 compared to $60.59 billion as of June 30, 2004. The decline is primarily attributable to the special dividend of $3.00 per share, or $32.64 billion, which was paid on December 2, 2004 to shareholders of record on November 17, 2004. Equity and other investments were $11.77 billion as of March 31, 2005 compared to $12.21 billion as of June 30, 2004. The investment portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency denominated positions in order to diversify financial risk. The portfolio is primarily invested in short-term securities to minimize interest rate risk and facilitate rapid deployment for immediate cash needs. As a result of the special dividend paid in December 2004 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $11.46 billion at March 31, 2005. Our retained deficit is not expected to impact our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

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

Unearned revenue as of March 31, 2005 decreased $25 million from December 31, 2004, reflecting a $61 million decline in revenue deferred for undelivered elements, the recognition of previous deferrals from multi-year licensing arrangements that outpaced current period billings by $157 million, partially offset by a $193 million increase primarily in unearned revenue for services, TV Platform, MSN advertising and MBS. We earned approximately $10 million and $54 million from the Upgrade Advantage programs for the three and nine months ended March 31, 2005 respectively as compared to $261 million and $935 million for the three and nine months ended March 31, 2004.

The following table outlines the expected recognition of unearned revenue at March 31, 2005:

(In millions)	Recognition of Unearned Revenue
Three months ended:
June 30, 2005	$2,537
September 30, 2005	1,743
December 31, 2005	1,278
March 31, 2006	717
June 30, 2006 and thereafter	1,666

Unearned revenue	$7,941

See Note 5 – Unearned Revenue of the Notes to Financial Statements

Cash Flows

Cash flow from operations for the nine months ended March 31, 2005 decreased $339 million from the comparable period in fiscal 2004 to $12.63 billion, due to the impact of $2.12 billion from other current liabilities and $515 million from other long term liabilities for legal cost accrual and payment activity, partially offset by an increase in cash flows of $1.38 billion from unearned revenue and $994 million from deferred taxes. Cash used for financing was $37.37 billion in the first nine months of fiscal 2005, an increase of $33.71 billion from the corresponding period in fiscal 2004. The increase reflects $35.25 billion of cash dividends paid in the first three quarters of fiscal 2005 compared to $1.73 billion paid in the same period of fiscal 2004. The increase was also partially driven by a $368 million rise in cash used for common stock repurchases which was offset by a $184 million increase in cash from issuance of common stock. Net cash from investing was $14.17 billion in the first nine months of fiscal 2005, an increase of $21.08 billion from the comparable period in fiscal 2004, primarily due to a $24.36 billion increase in investment maturities that occurred to fund cash dividends paid in fiscal 2005, partially offset by $3.26 billion decrease in cash from combined investment purchase and sale activity.

We have no material long-term debt. Stockholders’ equity at March 31, 2005 was $47.37 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices. We have issued residual value guarantees in connection with various operating leases. These guarantees provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of March 31, 2005, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability currently exists. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

On July 20, 2004, our Board of Directors approved a quarterly dividend of $0.08 per share, or approximately $870 million which was paid on September 14, 2004, to shareholders of record on August 25, 2004. In addition, on July 20, 2004, our Board of Directors approved a special dividend of $3.00 per share, or approximately $32.64 billion, which was paid on December 2, 2004 to shareholders of record on November 17, 2004. On September 15, 2004, our Board of Directors declared a regular quarterly dividend of $0.08 per share which was paid on December 2, 2004 to shareholders of record on November 17, 2004. On December 8, 2004, our Board of Directors declared a regular quarterly dividend of $0.08 per share which was paid on March 10, 2005 to shareholders of record on February 17, 2005. On March 23, 2005, our Board of Directors declared a regular quarterly dividend of $0.08 per share. The dividend is payable June 9, 2005 to shareholders of record on May 18, 2005. The ex-dividend date will be May 16, 2005. This dividend of $864 million was included in other current liabilities.

During the three months ended March 31, 2005, we repurchased 95.12 million shares of common stock for $2.42 billion, compared to 49.9 million shares of common stock for $1.60 billion in the comparable period of the prior year. During the nine months ended March 31, 2005, we repurchased 141.5 million shares of common stock for $3.70 billion, compared to 123.7 million shares of common stock for $3.37 billion in the comparable period of the prior year. On July 20, 2004, our Board of Directors approved a plan to repurchase up to $30 billion of common stock over the following four years, of which we have repurchased $3.70 billion as of March 31, 2005. The repurchase program may be suspended or discontinued at any time without prior notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

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

Off-balance sheet arrangements

As of June 30, 2004, we had guaranteed the repayment of certain Japanese yen denominated bank loans and related interest and fees of Jupiter Telecommunication, Ltd., a Japanese cable company. The total amount of these guarantees was approximately $51 million. Effective December 21, 2004, the unconditional guarantees were terminated.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires a public entity to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under APB Opinion No. 25. In March 2005, the Securities and Exchange Commission (SEC) released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R). SFAS No. 123(R) was to be effective for interim or annual reporting periods beginning on or after June 15, 2005, but in April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and restated prior periods at that time for all awards granted to employees after July 1, 1995. Accordingly we believe SFAS No. 123(R) will not have a material impact on our balance sheet or income statements. We continue to assess the potential impact that the adoption of SFAS No. 123(R) could have on our statements of cash flows.

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

SFAS 115, Accounting for Certain Investments in Debt and Equity Securities, and SEC SAB 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we evaluate, among other factors, the duration and extent to which the fair value of an investment is less than its cost; the financial health of and near-term business outlook for the investee, including factors such as industry and sector performance, changes in technology, and operational and financing cash flow; and our intent and ability to hold the investment. Investments with an indicator are further evaluated to determine the likelihood of a significant adverse affect on the fair value and amount of the impairment as necessary. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

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

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS 123, Accounting for Stock-Based Compensation. Under the fair value recognition provisions of SFAS 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

New Products and Services. We have made significant investments in research, development, and marketing for new products, services, and technologies, including Longhorn, Microsoft .NET, Xbox, business applications, MSN, and mobile and wireless technologies. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, these products and services may not be profitable, and even if they are profitable, operating margins for these businesses may not be as high as the margins we have experienced historically.

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

Insurance Programs. In addition to conventional third-party insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of March 31, 2005, the face value of captive insurance arrangements was $2.0 billion. Actual value at any particular time will vary due to deductibles, exclusions, other restrictions, and claims. While we believe these arrangements are an effective way to insure against such risks, the potential liabilities associated with certain of the issues and uncertainties discussed in this document or other events could exceed the coverage provided by such arrangements.

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

Value-at-risk is calculated by, first, simulating 10,000 market price paths over a specified period of time for equities, interest rates and foreign exchange rates, taking into account historical correlations among the different rates and prices. Each resulting unique set of equities prices, interest rates, and foreign exchange rates is then applied to substantially all individual holdings to re-price each holding. The 250th worst performance (out of 10,000) represents the value-at-risk over a specified period of time at the 97.5 percentile confidence level. Several risk factors are not captured in the model, including liquidity risk, operational risk, credit risk, and legal risk.

Certain securities in our equity portfolio are held for strategic purposes. We hedge the value of a portion of these securities through the use of derivative contracts such as put-call collars. In these arrangements, we hedge a security’s equity price risk below the purchased put strike and forgo most or all of the benefits of the security’s appreciation above the sold call strike, in exchange for the premium received for the sold call. We also hold equity securities for general investment return purposes. We have incurred material impairment charges related to these securities in prior periods. The VAR amounts disclosed below are used as a risk management tool and reflect an estimate of potential reductions in fair value of our portfolio. Losses in fair value over the specified holding period can exceed the reported VAR by significant amounts and can also accumulate over a longer time horizon than the specified holding period used in the VAR analysis. VAR amounts are not necessarily reflective of potential accounting losses, including determinations of other-than-temporary losses in fair value in accordance with U.S. GAAP.

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

Management began using a 1-day VAR for internal risk measurement purposes effective for the quarter-ended March 31, 2005. The effect of changing from 20 day VAR to 1 day VAR was not material and there have been no modifications to the assumptions or parameters within the model. The following table sets forth the 1 day VAR for substantially all of our positions (prior periods including June 30, 2004 and nine months ended March 31, 2005 are estimated).

(In millions)	June 30, 2004 (1 day)	March 31, 2005 (1 day)	Nine months ended March 31, 2005 (1 day)
Risk Categories			Average	High	Low
Interest rates	$67	$93	$62	$93	$37
Currency rates	46	46	36	55	12
Equity prices	173	170	163	187	141

The total 1 day VAR for the combined risk categories was $205 million at March 31, 2005 and $187 million at June 30, 2004. The total VAR is 34% less at March 31, 2005 and 35% less at June, 30 2004 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks. The increase in VAR is mainly attributed to asset allocation shifts.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Corporate Controller, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Corporate Controller have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See notes to financial statements.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
January 1, 2005 - January 31, 2005	11,554,309	$26.14	11,554,309	$28,418
February 1, 2005 - February 28, 2005	37,933,000	$25.85	37,933,000	$27,437
March 1, 2005 - March 31, 2005	45,635,137	$24.92	45,635,137	$26,300

	95,122,446		95,122,446

On July 20, 2004, our board of directors approved a plan to buy back up to $30 billion in Microsoft common stock over the next four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. During the third quarter of fiscal 2005, we repurchased 95.1 million shares for $2.420 billion under this announced plan. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. The repurchase program may be suspended or discontinued at any time without prior notice.

Item 6. Exhibits

(A) EXHIBITS

15	Letter re unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Corporate Controller Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Corporate Controller Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Current Report on Form 8-K dated November 15 2004.
*	Indicates a management contract or compensatory plan or arrangement.

Items 3, 4 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Microsoft Corporation

Date: April 22, 2005	By:	/s/ J. SCOTT DI VALERIO
J. Scott Di Valerio
Corporate Vice President, Corporate Controller
(Chief Accounting Officer and Duly Authorized Officer)