Form 10-K
period 2005-06-30
MICROSOFT CORP
filed 2005-08-26
CIK 789019

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

The aggregate market value of common stock held by non-affiliates of the registrant as of December 31, 2004 was $256,094,088,589.78.

The number of shares outstanding of the registrant’s common stock as of August 15, 2005 was 10,712,706,028.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held November 9, 2005 are incorporated by reference into Part III.

Microsoft Corporation

FORM 10-K

For The Fiscal Year Ended June 30, 2005

PAGE	2

 Part I

Item 1

Special Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” beginning on page 13 of this report. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

GENERAL

Our mission is to enable people and businesses throughout the world to realize their full potential. We work to achieve our mission through technology that transforms the way people work, play, and communicate. Since our founding in 1975, we have been a leader in this transformation. We develop and market software, services and solutions that deliver new opportunity, convenience, and value to people’s lives.

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

Due to our integrated business structure, operating costs included in one segment may benefit other segments. Therefore, these segments are not designed to measure operating income or loss that is directly related to the products included in each segment. Inter-segment cost commissions are estimated by management and used to compensate or charge each segment for such shared costs and to motivate shared effort. Due to our integrated business structure, segments should not be viewed as discrete or easily separable businesses.

Our seven product segments are: Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment. See Note 18 – Segment Information of the Notes to Financial Statements for financial information regarding segment reporting.

Client.    The Microsoft Windows operating system integrates a wide range of applications, services and hardware in a familiar way, enabling people and organizations to use technology with ease and confidence. The Client segment has overall responsibility for product delivery, engineering, and technical architecture for the Windows product family, and our relationships with personal computer manufacturers, including multinational and regional original equipment manufacturer (OEM) accounts. The segment includes sales and marketing expenses for the Windows Client operating system and product development efforts for the Windows platform. Client revenue growth is correlated with the growth of purchases of personal computers (PCs) from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue.

The Client segment includes Windows XP and other standard Windows operating systems. Windows XP extends the personal computing experience by uniting PCs, devices, and services, while enhancing reliability, security, and performance. With emerging form factors such as the Tablet PC and Media Center, and with investments in technology such as Windows Media, the Windows PC continues to evolve with innovations that enable people to use computers in more ways and in more places.

PAGE	3

 Part I

Item 1

Windows XP Home Edition is designed for individuals or families and includes capabilities for digital photos, music, and video, home networking, and communications. Windows XP Professional, designed for business users and people who demand the most from their computing experience, includes all the features of Home Edition, along with advanced security, performance, manageability, and multilingual features to help customers improve their productivity and connectivity. Windows XP 64-Bit Edition meets the demands of specialized technical workstation users. Retail sales and marketing of pre-packaged units of Client products occurs through the Home and Entertainment segment.

The next generation of the Windows operating system, Windows Vista, is currently under development. This development phase represents a significant investment for the Client business and we expect that this will result in the most manageable and powerful operating system product ever released by Microsoft for both our business and consumer markets. While features and functions have not been finalized, Windows Vista will include significant advances in security, digital media, user interfaces, and other areas that are expected to enhance the user and developer experience. We are targeting broad availability of this operating system for the first half of fiscal year 2007.

Server and Tools.    The Server and Tools segment develops and markets Windows Server System products, including Windows Server operating systems. Windows Server System is integrated server infrastructure software that is designed to support end-to-end software applications and tools built on the Windows Server 2003 operating system. In addition, the segment provides information to developers and information technology (IT) professionals about the extended Microsoft platform through a variety of content offerings, such as Web-based training. Through this segment, we offer a broad range of consulting services for advanced technology requirements, including custom solution services, enterprise application planning, architecture and design services, and proof-of-concept services. We also provide product support services to corporations and other large customers. The Server and Tools segment also includes: developer tools, training, and certification; Microsoft Press; the Enterprise and Partner Group, which is responsible for sales, partner management and partner programs for the enterprise business; and the Public Sector sales and marketing organization.

Products in Server and Tools provide a wide range of capabilities that include messaging and collaboration, database management, e-commerce, and mobile information access. These products are designed to work seamlessly with one another and with advances in applications and development tools. This architecture is designed to help simplify the design, development, deployment, and management of software applications and tools so that customers can focus less on integrating systems and training users, and more on adding strategic value to their businesses. Windows Server System also readily integrates with customers’ existing non-Microsoft systems, through support for open standards such as HTTP and XML, and through on-going support for XML-based Web services.

Windows Server delivers a platform for powering connected applications, networks, and Web services from the work group to the data center. SQL Server is a relational database management system for rapidly delivering the next generation of scalable e-commerce, line-of-business, and data-warehousing solutions. Exchange Server, a business tool for e-mail collaboration and messaging, enables information workers to gain access to critical business communications. Systems Management Server (SMS) provides a comprehensive solution for change and configuration management of information systems that enables organizations to provide relevant software and updates to users quickly and cost-effectively. Small Business Server helps small businesses do more with a business server solution that includes messaging and collaboration, security-enhanced Internet access, protected data storage, reliable printing, the ability to run line-of-business applications, and faxing. BizTalk Server is designed to help customers efficiently and effectively integrate systems, employees, and trading partners through manageable business processes, enabling them to automate and orchestrate interactions in a flexible and highly automated manner. Developer tools focus on coordinating the overall programming model for the client and server and creating tools for developing Microsoft ..NET-connected applications and services. During fiscal year 2006, Server and Tools plans to release major updates of several products, including new versions of SQL Server, Visual Studio and BizTalk Server, and the beta version of the next generation of Windows Server.

Server and Tools uses multiple distribution channels including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. The licenses are sold both as one-time licenses and as multi-year licenses depending upon the needs of different customer segments. Approximately 50% of Server revenue comes from multi-year licensing agreements, 40% is purchased through fully packaged product and transactional volume licensing programs, and 10% comes from licenses sold to OEMs.

PAGE	4

 Part I

Item 1

Information Worker.    The Information Worker segment is responsible for developing and delivering software solutions that enable organizations to meet core objectives by empowering their people to transform information into impact. These solutions are an important part of an organization’s application architecture, enabling them to respond more effectively to new opportunities and challenges through more effective use of their people and information.

The Information Worker segment has expanded its focus beyond personal productivity to look at how people interact with the flow of information in an organization. Doing so has provided the opportunity to deliver more value to small, medium, and large organizations and in home, student, and teacher segments through software and software-based services.

The most recent wave of Microsoft Office offerings, released to market in the first half of fiscal year 2004, represents an evolution from a suite of personal productivity products to a more comprehensive and integrated system of programs, servers, and services designed to increase personal, team, and organization productivity. The Microsoft Office system includes the Microsoft Office 2003 Editions, which include (depending upon the edition): Microsoft Office Outlook 2003; Microsoft Office Excel 2003; Microsoft Office PowerPoint 2003; Microsoft Office Word 2003; Microsoft Office Access 2003; Microsoft Office InfoPath 2003; and Microsoft Office Publisher 2003. Other products in the Microsoft Office System include: Microsoft Office Visio 2003; Microsoft Office Project 2003; Microsoft Office Project Server 2003; Microsoft Office OneNote 2003; Microsoft Office FrontPage 2003; Microsoft Office Live Communications Server 2005; Microsoft Office Live Meeting 2005; Microsoft Office Communicator 2005; and Microsoft Office SharePoint Portal Server 2003. The Information Worker business also offers Virtual Office, an ad hoc, peer-to-peer collaboration solution.

Historically, approximately 40% of Information Worker billed revenue comes from multi-year license agreements with large enterprises. Revenues from these licenses generally depend upon the number of information workers in a licensed enterprise. Therefore, our revenue from this category of agreements is relatively independent of the number of PCs sold in a given year, but rather depends on the number of employees in a given enterprise. Consequently, general employment levels, particularly in North America and Europe, Middle East, and Africa, significantly affect Information Worker revenue. Approximately 40% of Information Worker revenue comes from new licenses acquired through fully packaged product and transactional volume licensing programs to individual consumers and enterprises of all sizes. Most of this revenue is sensitive to information technology budgets, which often depend on general economic conditions. The remaining approximately 20% of Information Worker revenue is from licenses to OEMs for new PCs and through sales of retail packaged products and is affected by the relative level of PC shipments.

The Information Worker segment releases most products in a “wave” approach, with a major release every 24-36 months. New products and investment areas will occasionally fall outside of the wave cycle. In fiscal year 2006, the Information Worker segment will release solutions outside of the next wave of products in business intelligence, small business accounting, and real time communications, while also preparing the sales team, partners, and customers for the next full wave of products, code named Office 12, due for release during the first half of fiscal year 2007.

Microsoft Business Solutions.    The Microsoft Business Solutions segment is responsible for developing and marketing offerings to manage financial, customer relationship and supply chain management functions for small and midsize businesses, large organizations and divisions of global enterprises. Delivered through a global network of channel partners providing vertical solutions and specialized services, these integrated, adaptable business solutions work like and with familiar Microsoft software to streamline processes across an entire business. Microsoft Business Solutions now includes the Small and Mid-Market Solutions & Partners (SMS&P) organization, which previously had been included in Information Worker. SMS&P supports small and mid-market customers for all Microsoft products and services.

Microsoft Business Solutions focuses on providing continuous innovation that integrates with solutions across Microsoft Office, Windows Server System and other Microsoft tools and technologies, and that provides rich functionality with high adaptability at lower costs. The solutions are designed to be easy to use and empower people to be more productive. As a result of our platform approach, the business solutions category enables a broad ecosystem of vertical partners and independent software vendors that offer tailored functionality to our target customers.

The segment consists of Line of Business Solutions to manage financial management and supply chain management functions (Microsoft Great Plains, Microsoft Navision, Microsoft Solomon and Microsoft Axapta); solutions to manage customer relationships (Microsoft CRM); vertical solutions for small and midsized retailers

PAGE	5

 Part I

Item 1

(Microsoft Point of Sale and Microsoft Retail Management System); and other business applications and services including the Microsoft Partner Program. The Business Solutions R&D team also develops Office Small Business Accounting and Business Contact Manager for Outlook, which are marketed by Information Worker.

In fiscal year 2006, Microsoft Business Solutions will release upgrades and/or updates to its core line of business solutions including releases for Microsoft CRM, Microsoft Axapta, Microsoft Great Plains, Microsoft Navision and Microsoft Solomon. These releases will focus on user experience, web services, contextual business intelligence, and portals that interoperate with other Microsoft technologies.

MSN.    MSN is responsible for delivering online services that seek to empower users by bringing them closer to the people and information that matter most to them. MSN provides personal communications services, such as e-mail and instant messaging, and information services such as MSN Search and the MSN portals and channels around the world. MSN manages many of its own properties, including health, autos, and shopping. MSN also creates alliances with leading third parties for many channels, including top partners like MSNBC.com, a joint venture between NBC Universal and Microsoft; Foxsports.com, a property of Fox Entertainment Group; Expedia.com; Match.com, an operating unit of InterActiveCorp; and CareerBuilder.com. MSN provides a variety of paid solutions including MSN Internet Access, Premium Web Services (consisting of MSN Internet Software Subscription, MSN Hotmail Plus, MSN Bill Pay, and MSN Radio Plus), and MSN Mobile services.

The segment generates revenue primarily from advertisers on MSN, from consumers and partners, through subscriptions and transactions, and from subscribers to MSN narrowband Internet access. According to studies performed by Nielsen Net Ratings and comScore Media Metrix, MSN Web sites are among the most popular on the Internet, visited by more than 420 million unique users every month. MSN Hotmail is one of the world’s largest e-mail services with more than 205 million accounts, and MSN Messenger is one of the world’s largest instant-messaging services with more than 175 million accounts. MSN also provides a variety of paid solutions including MSN Internet Access and MSN Premium Web Services.

Mobile and Embedded Devices.    The Mobile and Embedded Devices segment is responsible for the development and marketing of products that extend the advantages of the Windows platform to many types of devices, including mobile devices that incorporate voice, personal information management, and media capabilities, and a wide variety of other devices designed to improve people’s personal and work lives. Microsoft’s vision for mobile devices is rooted in the convergence of the computing and wireless industries, which brings new opportunities to improve communication and information access for customers. We see software as a key differentiator in making smart devices and wireless data services valuable to customers through rich experiences such as mobile messaging, location-based services, media, and speech recognition. We are working closely with mobile operators, and hardware and software partners to accelerate the development and availability of smart devices and services, and to provide a broad range of choices for customers. The segment is also responsible for managing our company-wide sales and customer relations with mobile device manufacturers, and with host and network equipment and service providers, including telecommunications and cable and wireless companies.

The segment consists of the Windows Mobile software platform, the Windows Embedded device operating system family, MapPoint, and Windows Automotive. The Windows Mobile software platform provides a familiar and integrated customer experience that is the basis for specific devices like the Pocket PC, Pocket PC Phone Edition, Smartphone, and Portable Media Center. Windows Embedded, including Windows CE, Windows XP Embedded, and Windows XP Embedded for Point of Service, is a family of embedded device software platforms used in non-PC computing devices. Windows Embedded software is used widely in advanced consumer electronics devices, including digital televisions, Internet Protocol (IP)-based set top boxes, network gateways, and portable media players, and in enterprise devices such as industrial controllers, retail point-of-sale systems, and voice-over-IP phones. The MapPoint family of location-enabled products and services includes the MapPoint Web Service, a hosted programmable XML Web service that allows developers to integrate location intelligence in applications, business processes and Web sites, and business and consumer oriented mapping CD-ROM products. Windows Automotive is an automotive-grade software platform that provides developers with the building blocks to quickly and reliably create a broad range of advanced telematics solutions for vehicles. In fiscal year 2006, Mobile and Embedded Devices expects to release added functionality to the Windows Mobile 5.0 platform through the Microsoft Enterprise Feature Pack and the Exchange Service Pack 2.

Effective July 1, 2005, functions related to MapPoint in Mobile and Embedded Devices have been moved to MSN. This reorganization will result in a corresponding change to the Mobile and Embedded Devices and MSN reported results.

PAGE	6

 Part I

Item 1

Home and Entertainment.    The Home and Entertainment segment is responsible for development, production, and marketing for the Xbox video game system, including hardware, third-party games, games published under the Microsoft label, Xbox and Xbox Live operations, marketing, research, and sales and support. The segment also leads the development efforts of our Home Products Division (HPD) product lines. In addition. it carries out all retail sales and marketing for Microsoft Office (for which it receives an inter-segment commission), the Windows operating systems, Xbox, PC games, and HPD products. It is also responsible for the development, sales, and deployment of Microsoft’s TV platform products for the interactive television industry.

Microsoft Xbox, released in fiscal year 2002, is a video game console system that delivers high-quality graphics and audio experiences. Xbox 360, unveiled in May 2005, is our next-generation video game and entertainment system that we expect to be available in the first half of fiscal year 2006 in Europe, Japan and North America. In addition to Xbox, we offer several types of entertainment products, including PC software games, online games, and console games. HPD includes Microsoft’s line of consumer software and hardware products, such as the Encarta line of learning products and services, application software for Macintosh computers, the Works productivity suite, and Microsoft PC hardware products such as mice, keyboards, and game controllers. The MSTV group develops the MSTV Foundation Edition and Internet Protocol TV (IPTV) products.

OPERATIONS

To serve the needs of customers around the world and to improve the quality and usability of products in international markets, we “localize” many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes, and translating text. Our research and development facilities are located primarily in Redmond, Washington with smaller facilities located in Mountain View, California; Fargo, North Dakota; Beijing, China; Dublin, Ireland; Vedbaek, Denmark; Hyderabad, India; Haifa, Israel; and Cambridge, England.

We have regional operations centers in Ireland; Singapore; Reno, Nevada; Fargo, North Dakota; and Redmond. The centers support all operations in their regions, including customer contract and order processing, credit and collections, information processing and vendor management and logistics. The regional center in Dublin, Ireland, supports the EMEA region; the center in Singapore supports the Japan, Greater China and Asia-Pacific region; and the centers in Reno, Fargo, and Redmond support North America and Latin America.

We contract most of our manufacturing activities to third parties. Outside manufacturers produce the Xbox, various retail software packaged products, and Microsoft hardware. Our products may include some components that are available from only one or limited sources. Key components that are currently obtained from a single source include the Xbox central processing unit (CPU) from Intel Corporation and the Xbox graphics processing unit (GPU) from NVIDIA Corporation. Similarly, our upcoming Xbox 360 console will also include certain key components that will be supplied at least initially by a single source: the CPU which will be purchased from IBM Corporation and the graphics chips and embedded DRAM chips for the GPU which will be purchased from TSMC and NEC, respectively. Though we have chosen to initially source these key Xbox 360 components from a single supplier, we are under no obligation to exclusively source components from these vendors in the future. Beyond the exceptions noted, we generally have the ability to use other custom manufacturers if the current vendor becomes unavailable. We generally have multiple sources for raw materials, supplies, and components, and are often able to acquire component parts and materials on a volume discount basis.

PRODUCT DEVELOPMENT

During fiscal years 2003, 2004, and 2005, research and development expense was $6.60 billion, $7.78 billion, and $6.18 billion respectively. Those amounts represented 20.5%, 21.1%, and 15.5%, respectively, of revenue in each of those years. We plan to continue significant investment in a broad range of research and product development.

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

PAGE	7

 Part I

Item 1

Business and Product Development Strategy.    A key factor affecting Microsoft’s growth is innovation. In fiscal year 2005, we filed for more than 3,000 U.S. patents for new technologies. We continue our long-term commitment to research and development, including advanced work aimed at important innovations in a wide spectrum of technologies: tools and platform; communication, collaboration and expression; information access and organization; entertainment; business and e-commerce; and devices. Through innovations in these areas, we expect to grow revenue via three principal strategies:

•	Growing our anchor businesses. The markets for our Client, Server & Tools, and Information Worker businesses are continuing to grow as a result of growth in hardware shipments and software upgrades. We believe the growth in our anchor businesses can be accelerated by our forthcoming innovations, including the Windows Vista operating system, the Office 12 upgrade of the Microsoft Office system, and new products from our Server & Tools business. In addition, we see opportunities to grow these businesses by making inroads against software piracy. As the world’s emerging economies develop and integrate more fully into the global economy, we expect that intellectual property will be more widely and effectively protected, and the current widespread use of unlicensed software will gradually diminish. At the same time, we are developing new products and services that are specifically designed to appeal to the unique requirements of emerging markets. Among them are products designed to be readily available and affordable for first-time PC users. We also expect our anchor businesses to grow through successfully competing against alternative solutions. In servers, for example, we expect to continue gaining customers as a result of migration from UNIX. We particularly see opportunities in the markets for Web servers, data centers, e-mail servers and in high-performance computing.

•	Expanding our innovation portfolio. Across each of our businesses, we see opportunities for growth through expansion of the technologies we offer. Within our anchor businesses, we are working to develop new technologies that offer greater value in meeting many targeted customer needs: workflow management, real-time communications, document management, collaboration, terminal services, search and portals, unified messaging, media technologies management, anti-spam and anti-malware protection, network edge security, desktop access to enterprise applications, business intelligence, rights management services, and storage. We expect to offer these technologies as new products and also as higher-value versions of existing products. In our emerging businesses, we are also moving forward with a broad portfolio of products, with a goal of providing best-in-class products in every major market where we compete, such as gaming, software for mobile devices, small business applications and interactive television.

•	Delivering software services. During the past several years, we have gained extensive experience in providing a variety of online consumer services, many of them supported by advertising or subscriptions. These services include the world’s largest email service, one of the world’s most popular online portals, MSN Search for the Web and the PC desktop, and Xbox Live, the world’s largest online gaming service. We also have begun to develop services for business, such as Outlook Live and Office Live Meeting, which enable workers to collaborate interactively without the cost and disruption of business travel. We expect to pursue opportunities to offer other new services both to consumers and businesses. Our announced plans to acquire FrontBridge Technologies, for example, will enable us to provide businesses with e-mail filtering and security to help protect the health of their networks and the security of their data. We expect that services will be an important component of our future growth.

DISTRIBUTION, SALES AND MARKETING

We distribute our products primarily through the following channels: OEM; distributors and resellers; and online services. Our six major geographic sales and marketing organizations are the North American Region; the Latin American Region; the Europe, Middle East, and Africa Region (EMEA); Japan; the Asia-Pacific Region; and Greater China.

OEM.    Our operating systems are licensed primarily to OEMs under agreements that grant the OEMs the right to build computing devices based on our operating systems, principally PCs. Under similar arrangements, we also market and license certain server operating systems, desktop applications, hardware devices, and consumer software products to OEMs. We have OEM agreements covering one or more of our products with virtually all of the major PC OEMs, including Acer, Dell, Fujitsu, Fujitsu Siemens Computers, Gateway, Hewlett-Packard, Lenovo, NEC, Samsung, Sony, and Toshiba. A substantial amount of OEM business is also conducted with system builders, which are low-volume customized PC vendors operating in local markets.

PAGE	8

 Part I

Item 1

Distributors and Resellers.    We license software to organizations under arrangements that allow the end-user customer to acquire multiple licenses of products. Organizations license our products primarily through large account resellers (LARs), direct market resellers, and value-added resellers. Many organizations that license products through enterprise agreements (EAs) now transact directly with us, with sales support from our Enterprise Software Advisor channel partners. These Enterprise Software Advisors typically are also authorized as LARs and operate as resellers for our other licensing programs. Although each type of reselling partner reaches organizations of all sizes, LARs are primarily engaged with large organizations and value-added resellers typically reach the breadth of small- and medium-sized organizations. Some of our distributors include Ingram Micro and Tech Data, and some of our largest resellers include Software Spectrum, Software House International, Dell, CDW, and Insight Enterprises. Our business solutions software offerings are licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services. We distribute our finished goods products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Individual consumers obtain our products primarily through retail outlets, including Best Buy, Wal-Mart, and Target. We have a network of field sales representatives and field support personnel that solicits orders from distributors and resellers and provides product training and sales support.

Our arrangements for organizations to acquire multiple licenses of products are designed to provide them with a means of doing so without having to acquire separate packaged product through retail channels. In delivering organizational licensing arrangements to the market, we use different programs designed to provide flexibility for organizations of various sizes. While these programs may differ in various parts of the world, generally they are as follows:

Open.    Designed primarily for small-to-medium organizations (5 to over 250 licenses), this program allows customers to acquire perpetual licenses and, at the customer’s election, rights to future versions of software products over a specified time period (generally two years). The offering that conveys rights to future versions of certain software product over the contract period is called Software Assurance. Software Assurance also provides support, tools, and training to help customers deploy and use software efficiently. Under the Open program, customers can acquire licenses only, or licenses with Software Assurance. They can also renew Software Assurance upon the expiration of existing volume licensing agreements.

Select.    Designed primarily for medium-to-large organizations (greater than 250 licenses), this program allows customers to acquire perpetual licenses and, at the customer’s election, Software Assurance, which consists of rights to future versions of certain software products, support, tools, and training over a specified time period (generally three years). Similar to the Open program, customers can acquire licenses only, acquire licenses with Software Assurance, or renew Software Assurance upon the expiration of existing volume licensing agreements.

Enterprise Agreement.    The Enterprise Agreement is targeted at medium and large organizations that want to acquire perpetual licenses to software products for all or substantial parts of their enterprise, along with rights to future versions of software products, support, tools, and training over a specified time period (generally three years).

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

Online Services.    We distribute online content and services through MSN and other online services. MSN delivers Internet access and various premium services and tools to consumers. MSN also delivers online e-mail and messaging communication services and information services such as online search and premium content. Home and Entertainment operates the Xbox Live service which allows customers to participate in the gaming experience with other subscribers online. Microsoft Business Solutions operates the Microsoft Small Business Center portal, which is delivered online. This portal provides tools and expertise for small-business owners to build, market, and manage their businesses online. Other services delivered online include Microsoft Developer Networks (MSDN) subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling our products and solutions.

PAGE	9

 Part I

Item 1

CUSTOMERS

Our customers include individual consumers, small and medium-sized organizations, enterprises, governmental institutions, educational institutions, Internet Service Providers, application developers, and OEMs. Consumers and small- and medium-sized organizations obtain our products primarily through resellers and OEMs. Sales to Dell and its subsidiaries in the aggregate accounted for approximately 10% of fiscal year 2004 and 2005 revenue. These sales were made primarily through our OEM and volume licensing channels and cover a broad array of products including Windows PC operating systems, Microsoft Office, and server products. No single customer accounted for more than 10% of revenue in 2003. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

COMPETITION

Every segment of the software business is competitive and subject to rapid technological change, evolving customer requirements, and changing business models. We face significant competition in all areas of our business and intense competition in many of them. Because technology advances rapidly, competitors can quickly render existing technologies less valuable. Customer requirements and preferences continually change as other information technologies emerge or become less expensive, and as concerns such as security and privacy become more important.

Our direct competitors include firms that have adopted the non-commercial software model. These firms typically provide customers with open source software at nominal cost and earn their revenue on complementary services and products. This approach allows these firms to compete without having to bear the full costs of software research and development.

In a sense, we also compete with pirated copies of our own software. Global software piracy – the unlawful copying and distribution of our copyrighted software products – deprives us of significant amounts of revenue on an annual basis. In addition, future versions of our products compete with the existing versions, which our licensed customers may choose to continue to use indefinitely. This means that future versions must deliver significant additional value in order to induce existing customers to purchase a new version of our product.

Our competitive position may be adversely affected by one or more of the factors described in this section, or as yet unidentified additional factors that may arise.

Client.    Although we are the leader in PC operating system software products, we face strong competition from well-established companies and entities with differing approaches to the market. Competing commercial software products, including variants of Unix, are supplied by competitors such as IBM, Hewlett-Packard, Apple Computer, Sun Microsystems and others, which are vertically integrated in both software development and hardware manufacturing and have developed operating systems that they preinstall on their own computers. Personal computer OEMs who preinstall third-party operating systems may also license these firms’ operating systems. The Linux operating system, which is also derived from Unix and is available without payment under a General Public License, has gained increasing acceptance as competitive pressures lead personal computer OEMs to reduce costs. The Microsoft Windows operating systems also face competition from alternative platforms and new devices that may reduce consumer demand for traditional personal computers. Competitors such as Mozilla offer software that competes with the Internet Explorer Web browsing capabilities of our Windows operating system products. Apple Computer, Real Networks, and many others compete with the media playback capabilities (Windows Media Player) of our Windows operating system products. We believe current and future versions of these and other aspects of Windows will continue to compete effectively with non-Microsoft browsers, media players, and other non-Microsoft programs on important attributes such as features, functionality, and security. We believe our operating system products compete effectively by delivering innovative software, an easy-to-use interface, compatibility with a broad range of hardware and software applications, and the largest support network for any operating system.

Server and Tools.    Our server operating system products face intense competition from a wide variety of competing server operating systems and server applications, offered by firms with a variety of market approaches. Vertically integrated computer manufacturers such as IBM, Hewlett-Packard, Sun Microsystems and others offer their own variant of Unix preinstalled on server hardware, and nearly all computer manufacturers offer server hardware for the Linux operating system. IBM’s endorsement of Linux has accelerated its acceptance as an alternative to both traditional Unix and Windows server operating systems. Linux’s competitive position has also benefited from the large number of compatible applications now produced by many leading commercial software developers and non-commercial software developers. A number of companies supply versions of Linux, including Novell and Red Hat.

PAGE	10

 Part I

Item 1

We compete in the business of providing enterprise-wide computing solutions with several companies that provide competing solutions and middleware technology platforms. IBM and Sun Microsystems lead a group of companies focused on the Java 2 Platform Enterprise Edition (J2EE). Commercial software developers that provide competing server applications for PC-based distributed client/server environments include Oracle, IBM, and Computer Associates.

Numerous commercial software vendors offer competing commercial software applications for connectivity (both Internet and intranet), security, hosting, and e-business servers. In addition, IBM has a large installed base of Lotus Notes and cc:Mail, both of which compete with our collaboration and e-mail products. There are also a significant number of non-commercial software products that compete with our solutions, including the widely-deployed Apache Web Server.

Our products for software developers compete against offerings from BEA Systems, Borland, IBM, Macromedia, Oracle, Sun Microsystems, and other companies.

We believe that our server products provide customers with significant advantages in innovation, performance, total costs of ownership, productivity, applications development tools and environment, compatibility with a broad base of hardware and software applications, security, and manageability.

Information Worker.    While we are the leader in business and personal productivity software applications for personal computers, competitors to the Microsoft Office System include many software application vendors such as Apple, Corel, IBM, Oracle, Sun Microsystems, Novell, Red Hat, and local application developers in Europe and Asia. IBM (Smartsuite) and Corel (WordPerfect Suite) have significant installed bases with their office productivity products. Apple may preinstall certain of their application software products on various models of their PCs, competing directly with our applications. The OpenOffice.org project provides a freely downloadable cross-platform application that also has been adapted by various commercial software vendors (Sun, Novell, Red Hat, IBM, and others) to sell under their brand. Corel’s suite, and many different local software suites around the world are aggressively priced for OEMs to preinstall on low-priced PCs. In addition to traditional client-side applications, Web-based offerings such as SimDesk can also provide an alternative to Microsoft Office System products.

Further, as customers have increasingly demanded additional functionality and products, including new server and service offerings, additional vendors are competing in the Information Worker segment, most notably in document management, collaboration tools, real time messaging and business intelligence. As just one example, Microsoft competes with IBM broadly in messaging and collaboration with our approach that spans multiple Information Worker products. We believe that our products compete effectively through ease of use, improving users’ personal productivity, providing tools for effective teaming and collaboration, better information management and control, and for many customers, a lower total cost of ownership than alternatives.

Microsoft Business Solutions.    The products of Microsoft Business Solutions are targeted at small and midsized businesses (SMB) and larger organizations and divisions of global enterprises. The SMB segment for business solutions is highly fragmented with many companies in this business. Well-known vendors focused on providing solutions for small and midsized businesses, such as Intuit and Sage, compete against us for a portion of this segment. The segment consisting of large organizations and divisions of global enterprises continues to be intensely competitive with a small number of primary vendors providing products and services such as SAP, Oracle/Peoplesoft and Siebel. In addition these large enterprise-focused vendors are repositioning some of their business applications to focus on the SMB segment, and divisions of global enterprises, and thus also compete against us for a portion of the market opportunity. Our business solution products also compete with hosted solutions offered by companies such as Salesforce.com. In addition, there are thousands of other vendors in specific localities or industries that offer their own solutions. We believe that our business solutions across financial management, supply chain management, and customer relationship management (CRM) compete effectively in our target segments by offering integrated solutions that address multiple segment needs across industries and vertical markets through consistent innovation that are delivered through a growing network of partners and Independent Software Vendors (ISVs).

MSN.    MSN competes with Yahoo!, Google, AOL, and a vast array of Web sites and portals that offer content and online services of all types to end users, and we compete with these organizations to provide advertising opportunities for merchants to reach their audiences. MSN also competes for narrowband internet access users with Earthlink, AOL and other ISPs for dial-up internet access in the United States. The global online advertising market has grown significantly over the past several years, and we anticipate this trend to continue especially in display and

PAGE	11

 Part I

Item 1

in search-based advertising. As a result competitors are aggressively developing internet services that provide enhanced functionality for end users in communication services, improvements in information services such as internet search, and advertising infrastructure and support services including more effective ways of connecting advertisers with audiences. We have built our own algorithmic search engine to provide end users with more relevant search results, broader selection of content, and expanded set of search services, and we are investing to support the continued growth of our advertising business. We are also investing in our communication services, and our technology, operations, and sales efforts to support the continued growth of our advertising business. We will continue to introduce new products and services aimed at attracting additional users by improving the user experience in an effort to increase our satisfaction levels with our end users and merchant customers. Due to the continuing trend of consumers migrating from narrowband to broadband Internet access, we expect our narrowband Internet access subscriber base to continue to decline. We believe that we can compete effectively across the breadth of our internet services by providing users with software innovation in the form of information and communication services that help them find, discover, and experience what they want online and by providing merchants with effective advertising results through improved systems and sales support.

Mobile and Embedded Devices.    Windows Mobile software faces substantial competition from Nokia, Openwave Systems, PalmSource, QUALCOMM, and Symbian. The embedded operating system segment is highly fragmented with many competitive offerings. Key competitors include IBM, Wind River, and versions of embeddable Linux from commercial Linux vendors such as Metrowerks and MontaVista Software. MapPoint competitors include DeLorme, MapInfo, Mapquest.com, Rand McNally, Webraska Mobile Technologies, Google, and Yahoo!. The telematics market is also highly fragmented, with competitive offerings from IBM and automotive suppliers building on various real-time operating system platforms from commercial Linux vendors, QNX Software Systems, Wind River, and others. We believe that our products compete effectively by providing a familiar development framework that enables developers to easily write and deploy innovative applications for mobile or embedded devices; providing a flexible platform that allows customers and partners to build differentiated and profitable business models; and providing end users significant benefits such as ease of use, personal productivity, and better information management and control.

Home and Entertainment.    The home and entertainment business is highly competitive and is characterized by limited platform life cycles, frequent introductions of new products and titles, and the development of new technologies. The markets for our products are characterized by significant price competition. We anticipate continued pricing pressure from our competitors. From time to time, we have responded to this pressure by reducing prices on certain products. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with substantial financial and marketing resources. We compete primarily on the basis of price, product quality and variety, timing of product releases, and effectiveness of distribution and marketing.

Our Xbox hardware business competes with console platforms from Nintendo and Sony, both of which have a large established base of customers. The video game consoles have on average 5 to 7 year lifecycles. We have announced the expected release in the first half of fiscal year 2006 of a new console, the Xbox 360. Sony and Nintendo have also announced new versions of their game consoles. Success in this transition to the next generation of consoles depends on the computational power of the console, the ease of developing games for the console, the ability to provide new revenue sources such as advertising and downloadable content, and providing exclusive game content that is sought after by gamers. We believe the Xbox 360 is positioned well against competitive console products based on significant innovation in the hardware architecture, new developer tools, expanded revenue sources, and continued strong exclusive content from our 1st party game franchises such as Halo.

In addition to competing against software published for non-Xbox platforms, our games business also competes with numerous companies that have been licensed by us to develop and publish software for the Xbox console. These competitors include Acclaim Entertainment, Activision, Atari, Capcom, Eidos, Electronic Arts, Sega, Take-Two Interactive, Tecmo, THQ, and Ubi Soft, among others. Our PC hardware products face aggressive competition from computer and other hardware manufacturers, many of which are also current or potential partners. Our MSTV business faces competition primarily from ad hoc, point-solutions that address sub-segments of the TV delivery platform, but do not provide end-to-end solutions for the network operator. Our largest MSTV competitors include IBM, Cisco, UTStarcom, and Siemens/Myrio.

PAGE	12

 Part I

Item 1

RISK FACTORS

Challenges to our business model may reduce our revenues and operating margins.    Our business model is based upon customers agreeing to pay a fee to license software developed and distributed by us. Under this commercial software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. We believe the commercial software model has had substantial benefits for users of software, allowing them to rely on our expertise and the expertise of other software developers that have powerful incentives to develop innovative software that is useful, reliable, and compatible with other software and hardware. In recent years, a non-commercial software model has evolved that presents a growing challenge to the commercial software model. Under the non-commercial software model, open source software produced by loosely associated groups of unpaid programmers and made available for license to end users without charge is distributed by firms at nominal cost that earn revenue on complementary services and products, without having to bear the full costs of research and development for the open source software. The most notable example of open source software is the Linux operating system. There is a wide variety of other open source software available, such as Open Office.org and Eclipse. While we believe our products provide customers with significant advantages in security and productivity, and generally have a lower total cost of ownership than open source software, the popularization of the non-commercial software model continues to pose a significant challenge to our business model, including recent efforts by proponents of open source software to convince governments worldwide to mandate the use of open source software in their purchase and deployment of software products. To the extent open source software gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenue and operating margins may consequently decline.

We face intense competition.    We continue to experience intense competition across all markets for our products and services. Our competitors range in size from Fortune 100 companies to small, single-product businesses that are highly specialized and open source community-based projects. While we believe the breadth of our businesses and product portfolio offers benefits to our customers that are a competitive advantage, our competitors that are focused on a narrower product line may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low. The Internet as a distribution channel and non-commercial software model described above have reduced barriers to entry even further. Non-commercial software vendors are devoting considerable efforts to developing software that mimics the features and functionality of various of our products. In response to competitive factors, we are developing versions of our products with basic functionality that are sold at lower prices than the standard versions. See Part I, Item 1 of this report for additional information about our competitors. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income.

We may not be able to protect our intellectual property rights against piracy, infringement of our patents by third parties, or declining legal protection for intellectual property.    We defend our intellectual property rights and combat unlicensed copying and use of software and intellectual property rights through a variety of techniques. Preventing unauthorized use or infringement of our rights is difficult. Piracy of our products represents a loss of revenue to us. While this adversely affects U.S. revenue, the impact on revenue from outside the United States is more significant, particularly in countries where laws are less protective of intellectual property rights. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Moreover, future legal changes could make this even more challenging. Throughout the world, we actively educate consumers about the benefits of licensing genuine products and obtaining indemnification benefits for intellectual property risks, and we educate lawmakers about the advantages of a business climate where intellectual property rights are protected. However, continued educational and enforcement efforts may not affect revenue positively, and revenue could be adversely affected by reductions in the legal protection for intellectual property rights for software developers or by compliance with additional legal obligations impacting the intellectual property rights of software developers.

Third parties may claim we infringe their intellectual property rights.    From time to time we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow. Responding to these claims may require us to enter into royalty and licensing agreements on less favorable terms, require us to stop selling or to redesign affected products, or to pay damages or to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. If we are required to enter into such agreements or take such actions, our operating margins may decline as a result. We have made and expect to

PAGE	13

 Part I

Item 1

continue making significant expenditures to acquire the use of technology and intellectual property rights, including via cross-licenses of broad patent portfolios, as part of our strategy to manage this risk.

We may not be able to protect our source code from copying if there is an unauthorized disclosure of source code.    Source code, the detailed program commands for our operating systems and other software programs, is the most significant asset we own. While we license certain portions of our source code for various software programs and operating systems to a number of licensees, we take significant measures to protect the secrecy of large portions of our source code. If an unauthorized disclosure of a significant portion of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code could also increase certain risks described in the next paragraph.

Security vulnerabilities in our products could lead to reduced revenues or to liability claims.    Maintaining the security of computers and computer networks is an issue of critical importance for us and our customers. There are malicious hackers who develop and deploy viruses, worms, and other malicious software programs that attack our products. While this is an industry-wide phenomenon that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to addressing these critical issues. We are focusing our efforts on engineering even more secure products, enhancing security and reliability options and settings when we deliver products, and providing guidance to help our customers make the best use of our products and services to protect against computer viruses and other attacks on their computing environment. In addition, we are working to improve the deployment of software updates to address security vulnerabilities discovered after our products are released. We are also investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed. We are also advising customers on how to help protect themselves from security threats through the use of our online automated security tools, our published security guidance, and the deployment of security software such as firewalls, antivirus, and other security software. The cost of these steps could adversely affect our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases, or to use competitive products. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue. We devote significant resources to improving the security design and engineering of our software. Nevertheless, actual or perceived vulnerabilities may lead to claims against us. While our license agreements typically contain provisions that eliminate or limit our exposure to such liability claims, there is no assurance these provisions will be held effective under applicable laws and judicial decisions.

We are subject to government regulatory activity that affects how we design and market our products.    Lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions were resolved through a Consent Decree that took effect in November 2001 and a Final Judgment entered in November 2002. These proceedings imposed regulatory constraints on our Windows operating system businesses, including limits on certain contracting practices, required disclosure of certain software program interfaces, limits on Microsoft’s ability to ensure the visibility of certain Windows features in new PCs, and required licensing of certain communications protocols. While we believe we currently are in full compliance with the Decree and Judgment, if we fail to comply with them in the future additional restrictions could be imposed on us that would adversely affect our business. Moreover, there always remains the risk of new legal action, either by governments or private claimants including with respect to products that haven’t been scrutinized in the past.

In March 2004, the European Commission determined that we must create new versions of Windows that do not include certain multimedia technologies, many of which are required for certain Web sites, software applications, and other aspects of Windows to function properly, and we must provide our competitors with specifications for how to implement certain communications protocols supported in Windows. Microsoft has appealed both determinations to European courts. As a result of the Commission decision, we have incurred and will continue to incur duplicative development costs (absent a court decision to reverse or limit this aspect of the ruling). The availability of these alternative versions of Windows in the market also may cause confusion that harms our reputation, including among consumers and with third party software and web site developers who rely on the functionality removed from these alternative versions. The Commission ruling obligates Microsoft to make available specifications for certain Windows communications protocol technologies on licensing terms that are closely regulated by the Commission. The

PAGE	14

 Part I

Item 1

availability of these licenses may enable competitors to develop software products that better mimic the functionality of Microsoft’s own products which could result in a reduction in sales of our products. Unless reversed or limited on appeal, the ruling of the European Commission may be cited as a precedent in other proceedings that seek to limit our ability to continue to improve Windows by adding new functionality in response to consumer demand. The ruling also illustrates a risk that competition authorities in Europe or elsewhere may authorize competitors to distribute implementations of Microsoft communications protocols in source code form without proper contractual provisions to protect our intellectual property.

We believe our integrated approach to delivery of product innovation benefits consumers and business. Current or future government regulatory efforts may hinder our ability to provide these benefits reducing the attractiveness of our products and the revenues that come from them.

Our online services are subject to government regulation of the Internet domestically and internationally in areas such as user privacy, data protection, and online content. The application of these laws and regulations to our business is often unclear and sometimes may conflict. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we cease conducting the noncompliant activity.

Our business depends largely on our ability to attract and retain talented employees.    Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers in our industry is extremely competitive. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected.

Delays in product development schedules may adversely affect our revenues.    The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products, particularly any delays in the Windows Vista operating system, could adversely affect our revenue.

We make significant investments in new products and services that may not be profitable.    We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including Windows Vista, Office 12, MSN Search, SQL Server, Windows Server and Xbox 360. Investments in new technology are inherently speculative. Commercial success depends on many factors including innovativeness, developer support, and effective distribution and marketing. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Declines in demand for software could occur.    If overall market demand for PCs, servers, and other computing devices declines significantly, or consumer or corporate spending for such products declines, our revenue will be adversely affected. In addition, our revenue would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products because new product offerings are not perceived as providing significant new functionality or other value to prospective purchasers. We are making significant investments in the next release of the Windows operating system (Windows Vista) and the next release of the Microsoft Office System (Office 12). If these products are not perceived as offering significant new functionality or value to prospective purchasers, our revenue and operating margins could be adversely affected.

We have claims and lawsuits against us that may result in adverse outcomes.    We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the claims pending against us may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the litigation and other claims noted above are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

We may have additional tax liabilities.    We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the

PAGE	15

 Part I

Item 1

ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result.

We may be at risk of having insufficient supplies of certain Xbox 360 components or console inventory.    Some components of the upcoming Xbox 360 are obtained from a single supplier and others may be subject to an industry- wide supply shortage. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain replacement supplies on a timely basis resulting in reduced console and game sales. Components are ordered based on forecasted console demand so we may experience component shortages for the Xbox 360. Similarly, if our demand forecasts for the existing Xbox console are inaccurate and exceed actual demand, we may have excess console inventory that may require us to record charges to cost of revenue for the excess inventory. Xbox 360 consoles will be assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenues and operating margins.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.    Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, future cash flows, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined resulting in an impact on our results of operations.

Changes in accounting may affect our reported earnings and operating income.    Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines and interpretations for many aspects of our business, such as revenue recognition for software, accounting for financial instruments, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules, their interpretation, or changes in our products or business could significantly change our reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See Note 1 in “Item 8. Financial Statements and Supplementary Data” and “Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Critical Accounting Policies” of this report.

We operate a global business that exposes us to additional risks.    We operate in over 100 countries and a significant part of our revenue comes from international sales. Pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the United States and other countries. Operations outside of the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for software; social, political, labor, or economic conditions in a specific country or region; and difficulties in staffing and managing foreign operations. While we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our future net revenues.

General economic and geo-political risks may affect our revenue and profitability.    Softness in corporate information technology spending or other changes in general economic conditions that affect demand for computer hardware or software could adversely affect our revenue. Abrupt political change, terrorist activity and armed conflict pose a risk of general economic disruption in affected countries or generally and could require changes in our operations and security arrangements, thus increasing our operating costs. These conditions may lend additional uncertainty to the timing and budget for technology investment decisions by our customers.

Catastrophic events may disrupt our business.    We are a highly automated business and a disruption or failure of our systems in the event of a major earthquake, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales and providing services. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major

PAGE	16

 Part I

Item 1

earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our future operating results could be adversely affected.

Acquisitions and joint ventures may have an adverse effect on our business.    We expect to continue making acquisitions or entering into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on the investment we make, or that we may experience difficulty in the integration of new employees, business systems and technology, or diversion of management’s attention from our other businesses. These factors could adversely affect our operating results or financial condition.

We have limited insurance.    We maintain third party insurance coverage against various liability risks and risks of property loss. Because of the unavailability or high cost of conventional insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of June 30, 2005, the face value of captive insurance arrangements was $2.0 billion. Actual value at any particular time will vary due to deductibles, exclusions, other restrictions, and claims. While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with the risks discussed in this report or other events could exceed the coverage provided by such arrangements.

Other risks that may affect our business.    Other factors that may affect our performance may include:

•	sales channel disruption, such as the bankruptcy of a major distributor;

•	our ability to implement operating cost structures that align with revenue growth; and

•	the continued availability of third-party distribution channels for MSN service and other online services.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of August 25, 2005 were as follows:

Name	Age	Position with the Company
William H. Gates III	49	Chairman of the Board and Chief Software Architect
Steven A. Ballmer	49	Chief Executive Officer
James E. Allchin	53	Group Vice President, Platforms Group
Robert J. (Robbie) Bach	43	Senior Vice President, Home and Entertainment
Lisa Brummel	45	Corporate Vice President, Human Resources
Douglas J. Burgum	49	Senior Vice President, Microsoft Business Solutions
David W. Cole	43	Senior Vice President, MSN and Personal Services Group
Jean-Philippe Courtois	45	Senior Vice President; President, Microsoft International
J. Scott Di Valerio	42	Corporate Vice President, Finance and Administration and Chief Accounting Officer
Kevin R. Johnson	44	Group Vice President, Worldwide Sales, Marketing and Services
Christopher P. Liddell	47	Senior Vice President, Finance and Administration and Chief Financial Officer
Michelle (Mich) Mathews	38	Senior Vice President, Marketing
Craig J. Mundie	56	Senior Vice President; Chief Technical Officer, Advanced Strategies and Policy
Jeffrey S. Raikes	47	Group Vice President, Information Worker Business
Eric D. Rudder	38	Senior Vice President, Server and Tools Business
Bradford L. Smith	46	Senior Vice President, Legal and Corporate Affairs, General Counsel and Secretary

Mr. Gates co-founded Microsoft in 1975 and served as its Chief Executive Officer from the time the original partnership was incorporated in 1981 until January 2000, when he resigned as Chief Executive Officer and assumed the position of Chief Software Architect. Mr. Gates has served as Chairman since our incorporation.

PAGE	17

 Part I

Item 1

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

Ms. Brummel was named Corporate Vice President, Human Resources in April 2005. Previous to this position she had been Corporate Vice President of the Home and Retail Division. She joined Microsoft in 1989.

Mr. Burgum joined the Company as Senior Vice President upon Microsoft’s acquisition of Great Plains Software, Inc. in April 2001. Previous to the acquisition, he had served as the Chairman and Chief Executive Officer of Great Plains. He joined Great Plains in 1983.

Mr. Cole was named Senior Vice President, MSN and Personal Services in November 2001. Before holding that position, he had been Senior Vice President, Services Platform Division since August 2000. He had been Senior Vice President, Consumer Services since December 1999 and Vice President, Consumer Windows since March 1999. Previously, he was Vice President, Web Client and Consumer Experience and Vice President, Internet Client and Collaboration. Mr. Cole joined Microsoft in 1986.

Mr. Courtois was named Senior Vice President, President of Microsoft International in June 2005. He had been Chief Executive Officer, Microsoft Europe, Middle East, and Africa since March 2003. Previous to that, he had been Senior Vice President and President, Microsoft Europe, Middle East, and Africa since July 2000. Before holding that position, he had been Vice President, Worldwide Customer Marketing since July 1998. Mr. Courtois joined Microsoft in 1984.

Mr. Di Valerio was named Corporate Vice President, Finance and Administration and Chief Accounting Officer in May 2005. He has served as Corporate Vice President and Corporate Controller since April 2003. Before joining Microsoft, Mr. Di Valerio was the Vice President of Corporate Controllership at The Walt Disney Company from January 2001 to April 2003. Before joining Disney, Mr. Di Valerio was the Chief Financial Officer of Mindwave Software Inc. from May 2000 to October 2000. Prior to going to Mindwave, Mr. Di Valerio spent 15 years with PricewaterhouseCoopers.

Mr. Johnson was named Group Vice President, Worldwide Sales, Marketing and Services in March 2003. He had been Senior Vice President, Microsoft Americas since February 2002. Mr. Johnson had been Senior Vice President, U.S. Sales, Marketing, and Services since August 2001, and before that Vice President, U.S. Sales, Marketing and Services. He joined Microsoft in 1992.

Mr. Liddell was named Senior Vice President, Finance and Administration and Chief Financial Officer in May 2005. Mr. Liddell served as Senior Vice President and Chief Financial Officer of International Paper Company since March 2003, and prior to becoming Chief Financial Officer, he held the positions of Vice President, Finance and Controller. Mr. Liddell held leadership positions in International Paper and its New Zealand affiliate Carter Holt Harvey Limited for the ten years prior to joining Microsoft. Mr. Liddell served as Chief Executive Officer of Carter Holt Harvey Limited from 1999 to 2002 and Chief Financial Officer from 1995 to 1998.

Ms. Mathews was named Senior Vice President, Marketing in May 2005. Before holding her current position, Ms. Mathews had been Corporate Vice President, Marketing since August 2001 and Vice President Corporate Public Relations since 1999. Ms. Mathews joined Microsoft in 1993.

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

Mr. Rudder was named Senior Vice President, Server and Tools Business in June 2003. Previous to assuming that role, he was responsible for managing Developer and Platform Evangelism. Mr. Rudder joined Microsoft in 1988.

Mr. Smith was named Senior Vice President, Legal and Corporate Affairs, General Counsel and Secretary in November 2001. Mr. Smith was also named Chief Compliance Officer effective July 2002. He had been Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. He joined Microsoft in 1993.

PAGE	18

 Part I

Item 1, 2, 3, 4

EMPLOYEES

As of June 30, 2005, we employed approximately 61,000 people on a full-time basis, 39,000 in the United States and 22,000 internationally. Of the total, 24,000 were in product research and development, 18,000 in sales and marketing, 12,000 in product support and consulting services, 2,000 in manufacturing and distribution, and 5,000 in general and administration. Our success is highly dependent on our ability to attract and retain qualified employees. Competition for employees is intense in the software industry. We believe we have been successful in our efforts to recruit qualified employees, but we cannot guarantee that we will continue to be as successful in the future. None of our employees are subject to collective bargaining agreements. We believe that our relationship with our employees is excellent.

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

ITEM 2.    PROPERTIES

Our corporate offices consist of approximately 9.3 million square feet of office building space located in King County, Washington: 7.5 million square feet of owned space that is situated on slightly more than 395 acres of owned land in our corporate campus and approximately 1.8 million square feet is leased. We own approximately 576,000 square feet of office building space domestically (outside of the Puget Sound corporate campus) and lease many sites domestically totaling approximately 2.4 million square feet of office building space.

We occupy many sites internationally, totaling approximately 6.3 million square feet that is leased and approximately 536,000 square feet that is owned. These facilities include our European Operations Center that leases a 187,000 square-foot campus in Dublin, Ireland, a 56,000 square-foot disk duplication facility in Humacao, Puerto Rico, and a 155,100 square-foot facility in Singapore for our Asia Pacific Operations Center and Regional headquarters. Leased office building space includes the following locations: Tokyo, Japan 511,000 square feet; Unterschleissheim, Germany 381,000 square feet; Les Ulis, France 262,000 square feet; Reading, England 241,000 square feet; and Mississauga, Canada 235,000 square feet. In addition to the above, we have various product development facilities, both domestically and internationally, as described in “Operations” above.

In May 2005, the Redmond, Washington City Council approved our proposed development agreement, which establishes the framework under which we can develop an additional 2.2 million square feet of facilities at our main campus. We also own 63 acres of land in Issaquah, Washington, which can accommodate 1.2 million square feet of office space. Our facilities are fully used for current operations of all segments, and suitable additional space is available to accommodate expansion needs.

ITEM 3.    LEGAL PROCEEDINGS

On July 1, 2005, we announced a settlement with IBM resolving claims asserted by IBM that arose from the circumstances of United States v. Microsoft and findings of fact that identified IBM as having been impacted in its business by practices on which the U. S. District Court ruled against us, and claims related to IBM’s OS/2 and SmartSuite businesses. Under the agreement, we paid IBM $775 million and extended a $75 million credit for IBM’s internal deployment of Microsoft software. IBM released all antitrust claims against us based on past conduct except for claims related to its server business as to which IBM will not sue us for at least two years.

See Note 17 – Contingencies of the Notes to Financial Statements (Item 8) for information regarding other legal proceedings in which we are involved.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2005.

PAGE	19

 Part II

Item 5

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol MSFT. On August 15, 2005, there were 149,668 registered holders of record of our common stock. The high and low common stock prices per share were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal year 2004
Common stock price per share:
High	$29.96	$29.35	$28.80	$28.57	$29.96
Low	25.54	25.10	24.15	25.08	24.15

Fiscal year 2005
Common stock price per share:
High	$29.00	$29.98	$26.84	$26.07	$29.98
Low	26.88	26.53	23.92	24.12	23.92

In September 2003, our Board of Directors declared a common stock dividend of $0.16 per share, which was paid in November 2003. That was the only dividend declared or paid in fiscal year 2004.

See Note 12 – Stockholders’ Equity of the Notes to Financial Statements (Item 8) for information regarding dividends approved by our Board of Directors in fiscal year 2005.

On July 20, 2004, our Board of Directors approved a plan to buy back up to $30 billion in Microsoft common stock over four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without prior notice. We repurchased common stock in each quarter of fiscal year 2005 as follows:

Period	Total number of shares purchased	Average price paid per share
July 1, 2004 – September 30, 2004	22,826,608	$27.38
October 1, 2004 – December 31, 2004	23,595,280	$27.75
January 1, 2005 – March 31, 2005	95,122,446	$25.44
April 1, 2005 – June 30, 2005	170,656,770	$25.21

Common stock repurchases in the fourth quarter of fiscal year 2005 were as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)
April 1, 2005 – April 30, 2005	55,331,155	$24.77	55,331,155	$24,930
May 1, 2005 – May 31, 2005	60,679,509	$25.49	60,679,509	$23,384
June 1, 2005 – June 30, 2005	54,646,106	$25.35	54,646,106	$21,998

	170,656,770		170,656,770

PAGE	20

 Part II

Item 6

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Fiscal Year Ended June 30	2001(1,2)	2002(1,3)	2003(1,4)	2004	2005

Revenue	$25,296	$28,365	$32,187	$36,835	$39,788
Operating income	11,720	8,272	9,545	9,034	14,561
Income before accounting change	7,721	5,355	7,531	8,168	12,254
Net income	7,346	5,355	7,531	8,168	12,254
Diluted earnings per share before accounting change	$0.69	$0.48	$0.69	$0.75	$1.12
Diluted earnings per share	$0.66	$0.48	$0.69	$0.75	$1.12
Cash dividends declared per share	$–	$–	$0.08	$0.16	$3.40
Cash and short-term investments	31,600	38,652	49,048	60,592	37,751
Total assets	58,830	69,910	81,732	94,368	70,815
Long-term obligations	2,287	2,722	2,846	4,574	5,823
Stockholders’ equity	47,289	54,842	64,912	74,825	48,115

(1)	The financial data presented reflects stock-based compensation expense except fiscal year 2001, as prescribed by Statement of Financial Accounting Standards (SFAS) No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure and amendment of FASB Statement No. 123, to reflect the retroactive adoption of the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation as discussed in Note 14. If fiscal year 2001 had been restated, the operating income and net income would have been $8,343 million and $5,084 million.
(2)	Fiscal year 2001 includes an unfavorable cumulative effect of accounting change of $375 million or $0.03 per diluted share, reflecting the adoption of SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Fiscal year 2001 also includes the acquisition of Great Plains Software, Inc. for approximately $1.1 billion in stock.
(3)	Fiscal year 2002 includes a $1.25 billion (pre-tax) gain on the sale of Expedia, Inc.
(4)	Fiscal year 2003 includes the acquisition of Navision a/s, Rare Ltd. and Placeware, Inc. for a total of $1.23 billion in cash and $788 million in stock and other consideration.

PAGE	21

 Part II

Item 7

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR FISCAL YEARS 2003, 2004, AND 2005

OVERVIEW

The following Management’s Discussion and Analysis (MD&A) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with our financial statements and the accompanying notes to the financial statements (Notes).

We develop, manufacture, license, and support a wide range of software products for many computing devices. Our software products include operating systems for servers, PCs, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; and software development tools. We provide consulting and product support services, and we train and certify system integrators and developers. We sell the Xbox video game console and games, PC games, and PC peripherals. Online communication and information services are delivered through our MSN portals and channels around the world.

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Home and Entertainment segment is particularly subject to seasonality as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Historically, approximately 40% to 50% of Home and Entertainment revenue has been generated in the second fiscal quarter. We believe the seasonality of revenue is likely to continue in the future.

We intend to sustain the long-term growth of our businesses through technological innovation, engineering excellence, and a commitment to delivering high-quality products and services to customers and partners. Recognizing that one of our primary challenges is to help accelerate worldwide PC adoption and software upgrades, we continue to advance the functionality, security, and value of Windows operating systems, including versions for new devices such as Tablet PCs, Media Center PCs, Portable Media Centers, and mobile devices such as Smartphones. We are also increasing our focus on emerging markets and reducing the amount of unlicensed software in those markets. In addition, we develop innovative software applications and solutions to enhance the productivity of information workers, improve communication and collaboration in work groups, aid business intelligence, and streamline processes for small and mid-sized businesses. To sustain the growth of our Server and Tools business amid competition from other vendors of both proprietary and open source software, our goal is to deliver products that provide the best platform for network computing – the most advanced, easiest to deploy and manage and most secure – with the lowest total cost of ownership.

To take advantage of new market opportunities, we continue to invest in research and development of existing and new lines of business, such as services for consumers, businesses and large enterprises that we believe can contribute significantly to our long-term growth. We also research and develop advanced technologies for future software products. Delivering breakthrough innovation and high-value solutions through our integrated platform is the key to meeting customer needs and to our future growth.

We believe that over the last few years we have laid a foundation for long-term growth by delivering innovative new products, creating opportunity for partners, improving customer satisfaction with key audiences, putting some of our most significant legal cases behind us, and improving our internal business processes. Our focus in fiscal year 2006 is building on this foundation and executing well in key areas, including continuing to innovate on our integrated software platform, delivering compelling value propositions to customers, responding effectively to customer and partner needs, and continuing to focus internally on product excellence, business efficacy, and accountability across the company.

Key market opportunities include:

•	Growth in our anchor businesses through forthcoming innovations and new product launches and making inroads against software piracy.

•	Expanding our innovation portfolio by offering extensions of our technologies targeted towards specific customer needs – either as new products or as higher-value versions of existing products.

•	Delivering software services through online consumer services and services for businesses that enable workers to collaborate interactively.

PAGE	22

 Part II

Item 7

Worldwide macroeconomic factors have a strong correlation to business and consumer demand for our software, services, games and Internet service offerings. We expect that general macroeconomic trends will remain stable or experience slight improvement in fiscal year 2006 as compared to fiscal year 2005. Our optimism is balanced by recent data which revealed slight downward revisions when compared to previous forecasts for Gross Domestic Product growth in the U.S., United Kingdom, France, Germany, Japan and Latin America. The leading indicators were also revised slightly lower for the major markets. Additionally, recent surveys of chief information officers also reflect slight downward revisions in expected corporate IT spend budgets and short-term purchase intent.

As open source software development and distribution evolves, we continue to seek to differentiate our products from competitive products based on open source software. We believe that Microsoft’s share of server unit operating systems held steady in fiscal year 2005, while Linux distributions rose slightly faster on an absolute basis.

Summary

(In millions, except percentages)	2003	2004	Percent Change	2005	Percent Change

Revenue	$32,187	$36,835	14%	$39,788	8%
Operating income	$9,545	$9,034	(5)%	$14,561	61%

Our revenue growth for fiscal year 2005 was driven by growth in licensing of Windows Server™ operating systems and other server applications, licensing of Windows® Client operating systems through OEMs, and increased licensing of Office and other Information Worker products. The license revenue growth resulted from growth in server hardware and PC shipments, fluctuations in foreign currency exchange rates, and overall improvements in IT spending. The November 2004 launch of the “Halo 2®” Xbox game also contributed to the overall revenue growth for the company. Based on our preliminary estimates, worldwide PC shipments from all sources grew about 11% to 13% and total server hardware shipments grew approximately 13% to 14% during fiscal year 2005 as compared to fiscal year 2004. The net impact of foreign exchange rates on revenue was positive in 2005, primarily due to relative strengthening of most foreign currencies, particularly the euro and Japanese yen, against the U.S. dollar. Had the exchange rates from the previous year been in effect in fiscal year 2005, translated international revenue growth earned in local currencies would have been approximately $873 million or two percentage points lower for fiscal year 2005. We hedge a portion of our international currency exposures, thereby reducing our overall exposure. Fluctuations in foreign currency exchange rates have a greater impact on non-OEM commercial and retail license business as a significant portion of those product revenues are denominated in foreign currencies. The vast majority of OEM license revenue is denominated in U.S. dollars. Partially offsetting revenue growth rates was a $1.1 billion decline in earned revenue from Upgrade Advantage in fiscal year 2005. The Upgrade Advantage contract value reached its expiration dates in the first quarter of fiscal year 2005. This revenue was recognized over fiscal year 2003 and fiscal year 2004 and in the first quarter of fiscal year 2005 when the contract period expired.

Revenue growth in fiscal year 2004 was primarily driven by the growth in licensing of Windows Client operating systems through OEMs, Windows Server operating systems, Office and other server applications as a result of growth in PC and server hardware shipments. The worldwide PC shipment growth rate from all sources was estimated at 13% and the Windows server shipment was estimated at 18% in fiscal year 2004 as compared to fiscal year 2003. The net impact of foreign exchange rates on revenue was positive in fiscal year 2004 due to a relative strengthening of most foreign currencies versus the U.S. dollar. This resulted in approximately $1.10 billion growth in total revenue. Revenue growth in fiscal year 2003 was driven primarily by multi-year licensing that occurred before the Licensing 6.0 transition date in the first quarter of fiscal year 2003. The fiscal year 2003 revenue growth also reflected a $933 million or 13% increase associated with OEM licensing of Windows operating systems and a $309 million or 23% increase in revenue from Xbox video game consoles.

For fiscal year 2005, the operating income increase was driven by a decline in stock-based compensation expense; increased revenue in Server and Tools, Client and Information Worker, which have higher gross margins as compared to other segments; and a reduction in legal costs associated with major litigation. In addition, strong sales of Halo 2 reduced the overall operating loss for the Home and Entertainment segment for fiscal year 2005. The $3.29 billion decrease in stock-based compensation expense was partially offset by increased operating expenses of $562 million related to increased salary and benefits for new and existing headcount. General and administrative expenses related to major litigation declined in fiscal year 2005 due to the $2.53 billion of charges related to the

PAGE	23

 Part II

Item 7

settlement of Sun Microsystems litigation and the fine imposed by the European Commission in fiscal year 2004. This effect was partially offset by legal expenses of $2.08 billion related to settlements with IBM, Novell, Gateway, and end-user class action plaintiffs to resolve antitrust issues and other matters. In fiscal year 2004, the operating income decline was caused primarily by $2.53 billion of legal charges and $2.21 billion of stock-based compensation expense related to our employee stock option transfer program, mainly offset by an increase in revenue. In fiscal year 2003, the growth in operating income reflected an increase in revenue, partially offset by an increase in operating expenses related to employee and related costs associated with headcount and increased legal settlement expenses, primarily the Time Warner settlement charge of $750 million.

In fiscal year 2004, we implemented changes in employee compensation whereby employees are granted stock awards rather than stock options. We also completed an employee stock option transfer program in the second quarter of fiscal year 2004 in which employees could elect to transfer all of their vested and unvested stock options with a strike price of $33 or higher to JPMorgan. The unvested options that were transferred to JPMorgan became vested upon the transfer. A total of 345 million of the 621 million eligible options were transferred, which resulted in additional stock-based compensation expense of $2.21 billion in the second quarter of fiscal year 2004. As a result of these changes, we expect stock-based compensation expense to continue to decrease for at least the next three fiscal years.

The following table shows total stock-based compensation expense by segment and by income statement classification for fiscal years 2003, 2004 and 2005.

(In millions)	2003	2004	Increase/ (Decrease)	2005	Increase/ (Decrease)

Client	$454	$754	$300	$310	$(444)
Server and Tools	1,281	1,898	617	826	(1,072)
Information Worker	407	573	166	269	(304)
Microsoft Business Solutions	237	324	87	149	(175)
MSN	263	415	152	174	(241)
Mobile and Embedded Devices	130	170	40	75	(95)
Home and Entertainment	261	387	126	168	(219)
Corporate	716	1,213	497	477	(736)

Consolidated	$3,749	$5,734	$1,985	$2,448	$(3,286)

Cost of revenue	380	681	301	318	(363)
Research and development	1,964	3,117	1,153	1,241	(1,876)
Sales and marketing	1,050	1,272	222	612	(660)
General and administrative	355	664	309	277	(387)

Consolidated	$3,749	$5,734	$1,985	$2,448	$(3,286)

In fiscal year 2006, we expect revenue to grow at a higher rate than fiscal year 2005, mainly due to the launches of new products. We expect higher revenue growth in fiscal year 2006 as compared to fiscal year 2005 in Home and Entertainment primarily driven by the launch of Xbox 360. We estimate worldwide PC shipments will grow between 7% to 9% and worldwide server unit shipments will grow between 11% to 13% in fiscal year 2006 as compared to fiscal year 2005. We do not expect a benefit from year-over-year foreign currency exchange rates in fiscal year 2006.

We expect our operating income growth rate in fiscal year 2006 to exceed our revenue growth rate. Operating income is expected to reflect lower operating expenses due to lower costs for legal settlements than incurred in fiscal year 2005 and a reduction in stock-based compensation expense. The operating loss for Home and Entertainment is expected to increase in fiscal year 2006 driven by the launch of and investments in Xbox 360.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Our seven segments are Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment.

The revenue and operating income/(loss) amounts in this section are presented on a basis consistent with U.S. Generally Accepted Accounting Principles (GAAP) and include certain reconciling items attributable to each of the

PAGE	24

 Part II

Item 7

segments. The segment information appearing in Note 18 – Segment Information of the Notes to Financial Statements is presented on a basis consistent with the Company’s internal management reporting, in accordance with SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately. Fiscal years 2003 and 2004 amounts have been restated for certain internal reorganizations and to conform to the current period presentation including reclassifying certain legal settlements from business segments to corporate-level expense.

Client

(In millions, except percentages)	2003	2004	Percent Change	2005	Percent Change

Revenue	$10,394	$11,546	11%	$12,234	6%
Operating income	$7,960	$8,654	9%	$9,442	9%

Client includes revenue from Windows XP Professional and Home, Media Center Edition, Tablet PC Edition, and other standard Windows operating systems. Client revenue growth is correlated with the growth of corporate and consumer purchases of PCs from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue. The operating results for all periods presented have been restated to reflect the reorganization of the Windows Security group from Server and Tools to Client.

Client revenue increased in fiscal year 2005 driven by 12% growth in OEM license units and $886 million or 10% growth in OEM revenue from increased PC unit shipments, partially offset by a $198 million or 9% decrease in revenue from commercial and retail licensing of Windows operating systems. This channel-mix shift reflects our customers’ continued preference for upgrading their PC operating systems through the OEM channel when they replace their PCs versus the purchase of a multi-year licensing agreement. The mix of OEM Windows operating systems licensed with premium edition operating systems as a percentage of total OEM Windows operating systems licensed during the year remained flat at 50% of total OEM Windows operating systems as compared to the previous year. Revenue earned from Upgrade Advantage declined by $99 million in fiscal year 2005 contributing to the decrease in commercial and retail licensing revenue. The differences between unit growth rates and revenue growth rates from year to year are affected by the mix of premium versions of operating systems licensed during the year, changes in the geographical mix, the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders, and previous changes to deferral rates and product lives for undelivered elements of unearned revenue. Client revenue increase in fiscal year 2004 was driven by 14% growth in OEM licenses and 16% growth in OEM revenue on increased consumer PC unit shipments in the first half of the fiscal year and growth in business PC unit shipments in the second half of fiscal year 2004.

Client operating income increased in fiscal year 2005 primarily due to an increase in OEM revenue and a decrease in stock-based compensation expense. These factors were partially offset by an increase in sales and marketing expenses associated with “Start Something,” a globally launched advertising campaign, marketing for security initiatives, and an increase in salary and benefits for new and existing headcount. The additional headcount for research and development was primarily devoted to the continued development of the Windows Client next-generation operating system. The operating income for fiscal year 2004 has been restated for a reclassification of legal settlement charges totaling $700 million from Client to corporate expenses to conform to the current year presentation. Client operating income increased for fiscal year 2004 compared to fiscal year 2003 mainly due to growth in revenue, partially offset by increased operating expenses primarily related to stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal year 2004.

We anticipate that worldwide PC shipments will grow at approximately 7% to 9% in fiscal year 2006, continuing to influence our growth in Client revenue. In addition, we estimate that increasing shipments of laptops as a percentage of total PC systems will continue to positively influence Client revenue growth due to shorter replacement cycles for laptops. The time between operating system releases may affect our ability to close some multi-year licensing agreements. We expect growth rates in emerging markets to continue to outpace mature market growth rates. Piracy continues to be a challenge in both emerging and mature markets. We intend to focus on growing OEM licenses faster than the overall market by reducing piracy, particularly in the mature markets, through initiatives such as Windows Genuine Advantage. Client commercial and retail licensing revenues are expected to continue to lag behind overall Client revenue growth, but we expect to see improvements in these channels in fiscal year 2006 compared to fiscal year 2005. We anticipate a modest increase in our premium product mix in fiscal year 2006, although we

PAGE	25

 Part II

Item 7

anticipate shipments of the premium-priced Media Center Edition will grow as a percentage of the total operating system shipments. Major investments in fiscal year 2006 will focus on development of Windows Vista, the next-generation PC operating system, and will include marketing initiatives such as the global “Start Something” campaign.

Server and Tools

(In millions, except percentages)	2003	2004	Percent Change	2005	Percent Change

Revenue	$7,192	$8,538	19%	$9,885	16%
Operating income	$1,160	$1,418	22%	$3,259	130%

Server and Tools consists of server software licenses and client access licenses (CALs) for Windows Server, Microsoft SQL Server®, Exchange Server, and other server products. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server and Tools concentrates on licensing products, applications, tools, content, and services that make information technology professionals and developers more productive and efficient. The segment uses multiple channels for licensing including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. The licenses are sold both as one-time licenses and as multi-year volume licenses depending upon the needs of different customers. Server and Tools uses product innovation and partnerships with information technology professionals to drive the adoption and sales growth of its products. Server and Tools growth is driven by performance of the overall market for information technology – both hardware and software. The operating results for previous years have been restated for the reorganization of the Windows Security group from Server and Tools to Client and the reorganization of Professional product support services from Information Worker to Server and Tools.

Server and Tools revenue growth in fiscal year 2005 was mainly driven by growth in Server and Server application revenue, including CAL revenue, which grew $1.1 billion or 17% in fiscal year 2005 reflecting broad adoption of Windows Server System™ products, including Windows Server, SQL Server, Exchange Server, and Management Servers. We estimate that overall server hardware shipments grew 13% to 14% during fiscal year 2005 and that Windows-based server shipments grew at a comparable rate for the same period. Consulting and Premier and Professional product support services revenue increased $241 million or 19% compared to the previous year, primarily due to increased consultant utilization and new Premier customers. Foreign currency exchange rate changes accounted for approximately $284 million or three percentage points of total Server and Tools revenue growth, which was offset by a $314 million decline in Upgrade Advantage revenue earned. In fiscal year 2004, Server and Server applications revenue, including CAL revenue, grew $1.28 billion or 25%. Foreign currency exchange rates contributed approximately $350 million or five percentage points of Server and Tools revenue growth in fiscal year 2004 compared to fiscal year 2003. Consulting and Premier product support services revenue increased $192 million or 18% compared to fiscal year 2003 due to increased customer penetration from new product offerings.

Server and Tools operating income growth for fiscal year 2005 was primarily due to an increase in revenue and a decrease in stock-based compensation expense. This was partially offset by an increase in sales and marketing costs and headcount-related costs from increased hiring and increases in salary and benefits. Operating income for the previous year has been restated for a reclassification of $1.22 billion of legal settlements from Server and Tools to corporate expenses to conform to the current year presentation. Server and Tools operating income for fiscal year 2004 increased slightly due to the revenue increase offset by increased stock-based compensation charges, including $651 million related to the employee stock option transfer program in the second quarter of fiscal year 2004.

We expect worldwide server hardware shipments to grow 11% to 13% in fiscal year 2006. However, we face strong competition from Linux-based, Unix, and other server operating systems. We anticipate little or no year-over-year foreign currency exchange rate impacts in fiscal year 2006. We also expect Server and Tools operating expenses to increase during fiscal year 2006 due to expected investment in headcount and new marketing initiatives and upcoming product releases, including SQL Server 2005 and Visual Studio 2005.

PAGE	26

 Part II

Item 7

Information Worker

(In millions, except percentages)	2003	2004	Percent Change	2005	Percent Change

Revenue	$9,113	$10,653	17%	$11,013	3%
Operating income	$6,389	$7,410	16%	$7,915	7%

Information Worker consists of the Microsoft Office System of programs, servers, services, and solutions designed to increase personal, team, and organization productivity. Information Worker includes Microsoft Office, Microsoft Project, Microsoft Visio®, SharePoint® Portal Server CALs, and other information worker products including Microsoft LiveMeeting® and OneNote®. Most revenue from this segment comes from licensing our Office System products. Revenue growth depends on the ability to add value to the core Office product set and expand our product offerings in other information worker areas such as document lifecycle management, collaboration, and business intelligence. Beginning in fiscal year 2005, the Small and Mid-Market Solutions & Partners (SMS&P) organization, which was historically part of Information Worker, was re-aligned in Microsoft Business Solutions. As a result of this change, Information Worker results have been restated to reflect the reclassification of the SMS&P organization to Microsoft Business Solutions. The results for previous periods have also been restated due to the reclassification of Professional product support services from Information Worker into Server and Tools.

Information Worker revenue increased in fiscal year 2005 primarily due to a 3% or $269 million increase in volume licensing, retail packaged product, and pre-installed versions of Office in Japan, a 6% or $91 million increase in OEM revenue, and the impact of foreign currency exchange rates, partially offset by reduced Upgrade Advantage earned revenue. Changes in foreign currency exchange rates accounted for approximately $367 million or three percentage points of the revenue growth for fiscal year 2005 as compared to the previous fiscal year, offset by a $663 million decline in Upgrade Advantage earned revenue. Revenue growth for fiscal year 2004 from volume licensing, retail packaged product and pre-installed versions of Office in Japan was 15% in aggregate. This increase was driven by recognition of unearned revenue primarily from a large increase in multi-year licenses signed previous to the transition to our Licensing 6.0 programs and approximately $110 million related to the launch of Office 2003. OEM licensing revenue grew 29% or $325 million. Foreign currency exchange rates provided approximately $485 million or 5% of total Information Worker revenue growth.

Information Worker operating income growth for fiscal year 2005 was primarily due to the revenue growth and a decrease in stock-based compensation expense. Operating expenses were also impacted by a reduction in marketing campaign costs from the previous period associated with the launch of Office 2003. This decline was offset by an increase in headcount-related costs from increased hiring and increases in salary and benefits. Information Worker operating income in fiscal year 2004 increased from the previous year primarily due to growth in revenue, partially offset by an increase in operating expenses, primarily related to $351 million of stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal year 2004 and higher sales and marketing expenses.

The revenue growth rate for Information Worker is expected to be higher in fiscal year 2006 than fiscal year 2005. We expect sustained momentum in our OEM and multi-year licensing offerings and increased purchasing of Office System 2003 as enterprises complete their product evaluations. We expect to see slowing revenue from packaged product late in the year as we approach the next version launch. We anticipate little or no year-over-year foreign currency exchange rate benefit in fiscal year 2006.

Microsoft Business Solutions

(In millions, except percentages)	2003	2004	Percent Change	2005	Percent Change

Revenue	$631	$759	20%	$803	6%
Operating loss	$(148)	$(315)	(113)%	$(201)	36%

Microsoft Business Solutions provides integrated and adaptable business management software solutions optimized for small and mid-sized businesses, large organizations and divisions of global enterprises. Microsoft Business Solutions products are developed to deliver affordable and rich functionality through an adaptable software platform

PAGE	27

 Part II

Item 7

that works like and with other Microsoft technologies. The main products consist of a line of business solutions, customer relationship management software, retail solutions, and related services. Revenue is derived from software and services sales, with software sales representing a significant amount of total revenue. Software revenues include both new software licenses and enhancement plans, which provide customers with future software upgrades over the period of the plan. Our solutions are delivered through a worldwide network of channel partners that provide specialized services and local support tailored to customer needs. The market for Microsoft Business Solutions is highly competitive, with a few strong players in the enterprise segment while the mid-market segment is more fragmented. Microsoft Business Solutions now includes the SMS&P organization, which previously had been included in Information Worker. SMS&P supports small and mid-market customers for Microsoft including Microsoft Business Solutions. Results have been restated to reflect the reclassification of SMS&P for all periods presented. Also as a result of the reorganization, the Microsoft Partner Program became a component of Microsoft Business Solutions.

The increase in Microsoft Business Solutions revenue in fiscal year 2005 was mainly due to a 10% revenue growth in software partially offset by a 25% decline in services revenue, which resulted from encouraging our partners to provide more of these types of services. The software revenue increase was driven by a 9% growth in license revenue and 16% growth in enhancement revenue as compared to the previous year, and is attributed to growth in our line of business solutions and customer relationship management solutions, and increased Microsoft Partner Program subscriptions. The revenue increase in fiscal year 2004 was primarily attributable to continued growth in licensing of Navision and Axapta line of business solutions, new sales of Microsoft CRM, and Microsoft Partner Program subscriptions.

Microsoft Business Solutions operating loss declined in fiscal year 2005 primarily due to a decline in stock-based compensation expense, an increase in product revenue, and a decline in acquisition intangibles amortization. The reduction in operating loss was partially offset by a net increase in sales and marketing expense driven by incremental headcount and marketing costs in the SMS&P organization. In addition, there has been an increase in marketing and product development investments in our portfolio of business solutions. The operating loss for fiscal year 2004 increased from fiscal year 2003 due to an increase in stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal year 2004, partially offset by an increase in revenue and lower operating expenses including $42 million of lower intangibles amortization costs.

Microsoft Business Solutions expects continued revenue growth through its portfolio of business solutions and related product releases, including newer applications such as Microsoft Office Small Business Accounting and Microsoft CRM. Continued investment in the next generation of solutions, broader geographical coverage, and plans for facilitating our partners to provide customized vertical solutions should result in improved business performance for Microsoft Business Solutions in fiscal year 2006.

MSN

(In millions, except percentages)	2003	2004	Percent Change	2005	Percent Change

Revenue	$1,953	$2,216	13%	$2,274	3%
Operating income (loss)	$(573)	$87	115%	$405	366%

MSN includes personal communications services, such as e-mail and instant messaging, and online information offerings, such as MSN Search and the MSN portals and channels around the world. MSN also provides a variety of online paid services in addition to MSN Internet Access and MSN Premium Web Services. Revenue is derived primarily from advertisers on MSN, from consumers and partners through subscriptions and transactions generated from online paid services, and from subscribers to MSN Narrowband Internet Access. In fiscal year 2005, we launched a new version of our MSN Search engine, which is based on our own technology. This change will help provide the ability to innovate more quickly and the opportunity to develop a long-term competitive advantage in search. In addition to the launch of MSN Search, we introduced many new products and product enhancements in fiscal year 2005, including a new version of the MSN home page which provides a richer user experience, quicker load times, higher levels of end user customization, and fewer advertisements and links. MSN launched the clarity in advertising program in fiscal year 2005, which removed paid advertising from inclusion in search results and resulted in a reduced number of advertisements that are returned with search results.

In fiscal year 2005, MSN advertising revenue increased $193 million or 16% primarily as a result of industry and market growth, and continued growth of MSN display advertising revenue, tempered by the search clarity in

PAGE	28

 Part II

Item 7

advertising program and the impact of the home page redesign. Revenue from subscription and transaction services other than Internet Access increased $84 million or 88% in fiscal year 2005 as a result of growth in the number of MSN Premium subscribers through our carrier partnerships. Offsetting the overall revenue growth was a decline of $219 million or 24% in Internet Access revenue, driven by the continued migration of Internet Access subscribers to broadband or other competitively priced Internet service providers. At the end of the current fiscal year, MSN had 2.7 million internet access subscribers and 9.1 million total subscribers compared to 4.3 million and 8.8 million at the end of the previous year. In addition, MSN has over 420 million unique users monthly, over 205 million active Hotmail accounts, and over 175 million active Messenger accounts. In fiscal year 2004, MSN advertising revenue increased $360 million or 43% as a result of growth in paid search and growth in the overall Internet advertising market. This increase was partially offset by a decline of $168 million or 15% in Internet Access revenue. Revenue from subscription and transaction services other than Internet Access increased $71 million.

In fiscal year 2005, MSN operating income increased mainly due to a decrease in stock-based compensation expense, reduced online operations and bandwidth costs associated with the Internet Access business as the number of subscribers declines, and increased advertising and subscription revenue. The operating income increase was partially offset by an increase in headcount-related costs from increased hiring and increases in salary and benefits, and a $48 million tax benefit recorded in the first quarter of fiscal year 2004. MSN reached profitability in the first quarter of fiscal year 2004 and was profitable for fiscal year 2004. The improvement in profitability in fiscal year 2004 was primarily driven by an increase in revenue, a decline in customer acquisition costs and other expenses related to the Internet Access business, efficiency gains in the operations of the advertising and subscription businesses, and a $48 million refund of previous year taxes, partially offset by an increase in stock-based compensation expense.

MSN expects increased growth in advertising revenue as it benefits from improvements to its advertising platform and search engine and continued increases in Internet spending. We expect revenue from narrowband Internet Access to continue to decline in fiscal year 2006. Profitability may decline in fiscal year 2006 as investments are made in the development of new applications and services, the search and search monetization platform, and growth in the field sales force. MSN may from time to time continue to make investments in improving the user experience and in some cases, the number of advertisements delivered either via our search tools or via our Internet portals may be reduced to improve the overall user experience thereby helping to sustain and grow our user base. Effective July 1, 2005, functions related to MapPoint in Mobile and Embedded Devices have been moved to MSN. This reorganization will result in a corresponding change to the Mobile and Embedded Devices and MSN reported results.

Mobile and Embedded Devices

(In millions, except percentages)	2003	2004	Percent Change	2005	Percent Change

Revenue	$156	$247	58%	$337	36%
Operating loss	$(277)	$(219)	21%	$(46)	79%

Mobile and Embedded Devices includes Windows Mobile™ software, Windows Embedded operating systems, MapPoint®, and Windows Automotive. These products extend the advantages of the Windows platform to mobile devices such as PDAs, phones, and a wide range of embedded devices. The business is also responsible for managing sales and customer relationships for Microsoft overall with device manufacturers and communication sector customers. The communication sector includes network service providers (such as wireless, wireline and cable operators), and media and entertainment companies. The market for products in these segments is intensely competitive. Competitive alternatives vary based on product lines and include product offerings from commercial and non-commercial mobile operating system providers, and proprietary software developed by OEMs and mobile operators. Short product lifecycles in product lines such as Windows Mobile software may impact our continuing revenue streams.

Mobile and Embedded Devices revenue growth for fiscal year 2005 was primarily due to unit volume increases in all major product lines, especially Windows Mobile software sales and Windows Embedded operating systems. Increased revenue for Windows Mobile software was primarily driven by increased market demand for connected mobile devices such as phone-enabled PDAs and Smartphones, and strong growth in volume shipments for

PAGE	29

 Part II

Item 7

standalone PDAs. The increase in Windows Embedded revenue was due to our operating system being included in new product designs for both new and existing customers. Mobile and Embedded Devices also benefited from the increased demand for on-line mapping and the introduction of new MapPoint finished goods products. This new functionality resulted in increased unit sales for Mobile, Embedded, and MapPoint product categories. In fiscal year 2005, revenue for Windows Mobile software increased $46 million or 45%, revenue for Windows Embedded operating systems increased $19 million or 21% and revenue for MapPoint and Windows Automotive increased $25 million or 45%. Mobile and Embedded Devices realized positive increases in customer satisfaction ratings from both mobile operator partners and the developer community. In fiscal year 2005, Mobile and Embedded Devices released Windows Mobile 5.0 which is the latest version of our mobile operating software. Unit volume increases drove revenue growth for fiscal year 2004 over fiscal year 2003 in all major product lines. The growth was primarily due to the increased number of OEMs and mobile operators shipping Windows Mobile software for Smartphones, increases in market share for our Pocket PC and embedded products and increased usage by existing customers of our MapPoint Web Service.

Mobile and Embedded Devices operating loss for fiscal year 2005 decreased compared to fiscal year 2004 primarily due to a decrease in stock-based compensation expense. The growth in revenue and a reduction in sales and marketing expense also contributed to improved operating results in this period compared to the previous year. This improvement has been partially offset by increased salary and benefit costs from increased hiring and increased investment in research and development. The Mobile and Embedded Devices operating loss for fiscal year 2004 decreased compared to fiscal year 2003 primarily due to growth in revenue and lower marketing expenses, partially offset by $58 million of stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal year 2004.

Mobile and Embedded Devices is committed to continuing product innovation to meet the growing needs of our customers and partners. We will continue to invest in research and development and sales and marketing to develop and market evolving software solutions. In fiscal year 2006 we expect to bring added functionality to the Windows Mobile 5.0 platform through the Windows Mobile 5.0 Messaging and Security Feature Pack and the Exchange Server 2003 Service Pack 2. This solution enables business users to easily stay connected to their Microsoft Office Outlook Mobile information and helps businesses to better protect device data. We expect sales for Mobile and Embedded Devices to continue to grow in fiscal year 2006. The growth is anticipated to be driven by an overall increase in customer demand for connectivity, and an increase in the number of new devices being offered by OEMs and mobile operators incorporating Windows Mobile software and Windows Embedded operating systems. Growth is also anticipated due to a strong focus on increasing segment share in the connected device space by working with our partners to bring to market a strong portfolio of Smartphone and mobile computing devices. In addition, we are focused on bringing to market applications and services on the Windows Mobile platform that fulfill our customers desire for personalized communication devices. Effective July 1, 2005, functions related to MapPoint in Mobile and Embedded Devices have been moved to MSN. This reorganization will result in a corresponding change to the Mobile and Embedded Devices and MSN reported results.

Home and Entertainment

(In millions, except percentages)	2003	2004	Percent Change	2005	Percent Change

Revenue	$2,748	$2,876	5%	$3,242	13%
Operating loss	$(1,191)	$(1,220)	(2)%	$(391)	68%

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

Home and Entertainment revenue increased in fiscal year 2005 primarily due to significant new product launches, which resulted in a $416 million or 23% increase in Xbox revenue. In the second quarter of fiscal year 2005, we

PAGE	30

 Part II

Item 7

introduced Halo 2, which generated over $300 million in revenue in the fiscal year. Revenue from consumer hardware and software, PC games, and TV platforms declined $50 million or 5% compared to fiscal year 2004 due to lower PC games software sales. In fiscal year 2004, Xbox revenue increased $144 million or 9% with $269 million related to higher Xbox software volumes and $117 million due to higher Xbox console volumes, partially offset by a $242 million decline related to price reductions of Xbox consoles and software. Overall, Xbox console volumes sales increased 11% in fiscal year 2004 compared to fiscal year 2003. Revenue from consumer hardware and software, PC games and TV platforms declined $16 million or 1% compared to fiscal year 2003 due to lower PC games software and PC gaming devices sales, partially offset by the new release of Mac Office.

Home and Entertainment operating loss in fiscal year 2005 decreased primarily due to an increase in high margin Xbox software sales, lower Xbox console unit costs, the lower-of-cost-or-market inventory adjustment recorded in fiscal year 2004, and a decrease in stock-based compensation expense. The decrease was partially offset by an increase in costs associated with Xbox 360 console development and launch efforts associated with it. The increase in operating loss in fiscal year 2004 was primarily due to $141 million of stock-based compensation expense from the employee stock option transfer program in the second quarter of fiscal year 2004, increased sales of negative margin consoles, and costs associated with Xbox 360 console development efforts, partially offset by increased Xbox and Mac Office software sales. The operating loss increase from fiscal year 2003 also included a lower-of-cost-or-market adjustment of approximately $90 million related to Xbox console inventory.

We expect operating expenses to continue to increase as we near the launch of Xbox 360. As a result of launch-related activities, we expect our operating loss to increase in fiscal year 2006. In fiscal year 2006, we expect Xbox console unit volumes and revenue to increase from fiscal year 2005 due to launch of the Xbox 360. In fiscal year 2006 we expect PC games revenue to increase from fiscal year 2005 driven by more new game titles.

Corporate-Level Expenses

(In millions, except percentages)	2003	2004	Percent Change	2005	Percent Change

Corporate-level Expenses	$3,775	$6,781	80%	$5,822	(14)%

Certain corporate-level expenses are not allocated to our segments. Those expenses primarily include corporate operations related to broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, certain research and development and other costs, and all litigation settlements and accrued legal contingencies.

In fiscal year 2005, corporate-level expenses decreased primarily as a result of a reduction in stock-based compensation expense and decreased corporate legal costs. Fiscal year 2005 legal costs were $2.08 billion as compared to $2.53 billion in fiscal year 2004. The legal costs in both years were primarily related to antitrust and competition law claims brought by competitors, class actions on behalf of end users, and by government regulatory bodies outside the United States.

In fiscal year 2004, corporate-level expenses increased primarily due to legal costs including a $1.92 billion charge for a settlement with the Sun Microsystems, Inc., and the fine of €497 million ($605 million) imposed by the European Commission. In addition, stock-based compensation increased by $497 million as compared to fiscal year 2003.

Cost of Revenue

(In millions, except percentages)	2003	2004	Percent Change		2005	Percent Change

Cost of revenue	$6,059	$6,716	11%		$6,200	(8)%
As a percent of revenue	19%	18%	(1	)ppt	16%	(2	)ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. In

PAGE	31

 Part II

Item 7

addition to a decrease in the cost of revenue in fiscal year 2005 due to lower stock-based compensation expense, the cost of revenue decreased due to a $140 million reduction in costs primarily associated with provisioning the MSN Internet Access business as subscriptions declined and a $169 million reduction in other product costs mainly due to Xbox consoles cost efficiency in Home and Entertainment, partially offset by increased costs in product support and consulting services costs. The increase in fiscal year 2004 was primarily due to increased product support and consulting services costs of $508 million, $214 million of stock-based compensation expense from the employee stock option transfer program, and a lower-of-cost-or-market inventory adjustment in the fourth quarter of fiscal year 2004 of approximately $90 million related to the Xbox console, partially offset by a $365 million decrease in MSN online operations costs.

Research and Development

(In millions, except percentages)	2003	2004	Percent Change		2005	Percent Change

Research and development	$6,595	$7,779	18%		$6,184	(21)%
As a percent of revenue	21%	21%	0	ppt	16%	(5	)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Our research and development expenses decreased in fiscal year 2005 due to lower stock-based compensation expense. This expense decline was partially offset by an increase in headcount-related costs associated with incremental hiring and product development costs associated with upcoming products, primarily the Xbox 360 console and related games, SQL Server 2005, Windows Vista, and product development in Mobile and Embedded devices. The increase in fiscal year 2004 was primarily due to $1.31 billion of stock-based compensation expenses related to the option transfer program and other headcount-related payroll and other employee costs associated with a 3% increase in research and development headcount from fiscal year 2003.

Sales and Marketing

(In millions, except percentages)	2003	2004	Percent Change	2005	Percent Change

Sales and marketing	$7,562	$8,309	10%	$8,677	4%
As a percent of revenue	24%	23%	(1)ppt	22%	(1	)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other marketing-related programs. For fiscal year 2005, sales and marketing expense increased slightly due to $470 million higher headcount-related costs from hiring and salary increases; higher sales and marketing costs driven by product planning, reseller marketing, and advertising campaign costs mainly related to launch of the “Start Something” campaign; launch of Halo 2; and launch arrangements for Xbox 360. The increase was offset mainly by reductions in stock-based compensation expense. Sales and marketing costs increased in fiscal year 2004 due to $400 million of stock-based compensation expense related to the option transfer program and other headcount-related costs related to a 9% increase in sales and marketing headcount.

General and Administrative

(In millions, except percentages)	2003	2004	Percent Change		2005	Percent Change

General and administrative	$2,426	$4,997	106%		$4,166	(17)%
As a percent of revenue	8%	14%	6	ppt	10%	(4	)ppt

PAGE	32

 Part II

Item 7

General and administrative costs include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with finance, legal, facilities, certain human resources, and other administrative headcount; and legal costs and other administrative fees. General and administrative expenses decreased in fiscal year 2005 due to lower legal costs and stock-based compensation expense, partially offset by an increase in other headcount-related costs from new and existing employees of $25 million. In fiscal year 2005, our legal expenses were driven by charges of $2.08 billion, nearly all of which were for settlements of certain antitrust claims with IBM, Novell, Gateway, and end-user class action plaintiffs, and increases in contingency reserves for anti-trust related claims. General and administrative costs increased in fiscal year 2004 primarily due to legal expenses including $1.92 billion of charges related to the Sun Microsystems settlement, a $605 million fine imposed by the European Commission, and other legal costs of approximately $104 million; $280 million of stock-based compensation expense related to the employee stock option transfer program in the second quarter of fiscal year 2004; and other headcount-related costs.

Investment Income

The components of investment income and other in each full fiscal year are as follows:

(In millions)	2003	2004	2005

Dividends and interest	$1,957	$1,892	$1,460
Net gains on investments	44	1,563	856
Net losses on derivatives	(424)	(268)	(262)
Income/(losses) from equity investees and other	(68)	(25)	13

Investment income and other	$1,509	$3,162	$2,067

Dividends and interest income declined $432 million in fiscal year 2005 due to the combination of a greater allocation of funds to lower yielding, more liquid asset classes in preparation for the $32.64 billion special dividend paid on December 2, 2004 and a lower portfolio balance following payment of the special dividend.

Net gains on investments declined $707 million in fiscal year 2005 due primarily to greater sales of investments in the previous fiscal year in preparation for the special dividend paid on December 2, 2004. Net gains on investments also include other-than-temporary impairments of $152 million in fiscal year 2005 compared to $82 million fiscal year 2004. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.

Derivative instruments are used to manage exposures to interest rates, equity prices, and foreign currency exchange rates and to facilitate portfolio diversification. Net derivative losses in fiscal year 2005 were primarily related to losses on equity derivatives, interest rate derivatives, and foreign currency contracts. During fiscal year 2005, losses related to equity derivatives used to economically hedge against a decline in equity prices were $202 million and losses related to interest rate derivatives were $53 million. These losses were offset by the combination of realized gains on sales of securities and unrealized gains related to increases in the market value of the underlying assets included as a component of other comprehensive income. Net losses related to foreign currency contracts were $53 million, related in part to hedging anticipated foreign currency revenues while the U.S. dollar generally declined against most currencies during the current fiscal year, and economically hedging foreign currency based investment exposures. Losses related to hedging foreign currency-based investment exposures were offset by unrealized gains in the underlying assets. Net gains on derivatives also included gains related to commodity positions used to provide portfolio diversification. Gains on commodity positions were $46 million during fiscal year 2005.

In fiscal year 2004, dividends and interest income decreased by $65 million mainly due to lower dividend income resulting from the exchange of AT&T 5% convertible preferred debt for common shares of Comcast during fiscal year 2003 and declining interest rates, partly offset by a larger investment portfolio. Net gains on investments include

PAGE	33

 Part II

Item 7

other-than-temporary impairments of $82 million in fiscal year 2004 compared to $1.15 billion in fiscal year 2003 and higher net realized gains on sales in fiscal year 2004 as we moved to more liquid investment asset classes. Net realized gains on sales were $1.65 billion in fiscal year 2004 and $1.19 billion in fiscal year 2003. The decline in impairments was due to improved market conditions. Derivative losses decreased $156 million to $268 million in fiscal year 2004 compared to fiscal year 2003 primarily due to the combined effects of interest rate movements on interest rate sensitive instruments and equity market price movements relative to positions used to hedge the fair value of certain equity securities.

Net losses on equity investees and other for the previous periods were reclassified into investment income and other to conform to the current period presentation.

Income Taxes

Our effective tax rate for the full fiscal year 2005 was 26% compared with 33% for fiscal year 2004. The decreased rate for the full year resulted primarily from the reversal of $776 million of previously accrued taxes upon settling an Internal Revenue Service examination for fiscal years 1997 to 1999 and recording a tax benefit of $179 million generated by the decision to repatriate foreign subsidiary earnings under a temporary incentive provided by the American Jobs Creation Act of 2004. The effective tax rate for fiscal year 2003 was 32%. The fiscal year 2003 rate reflected a benefit in the second quarter of $126 million which resulted from the reversal of previously accrued taxes that were related to a previous unfavorable Tax Court ruling, portions of which were reversed in 2003 by the Ninth Circuit Court of Appeals.

Financial Condition

Cash and short-term investments totaled $37.75 billion as of June 30, 2005 compared to $60.59 billion as of June 30, 2004. The decline is primarily attributable to the special dividend of $3.00 per share, or $32.64 billion, paid on December 2, 2004, and to common stock repurchases of 312 million shares for $8.0 billion during 2005. Equity and other investments were $11.00 billion as of June 30, 2005 compared to $12.21 billion as of June 30, 2004. The investment portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar denominated securities, but also includes foreign currency denominated positions in order to diversify financial risk. The portfolio is primarily invested in short-term securities to facilitate rapid deployment for immediate cash needs. As a result of the special dividend and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $12.30 billion at June 30, 2005. Our retained deficit is not expected to impact our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

Unearned Revenue

Unearned revenue is attributable to volume licensing programs, undelivered elements of software licensing arrangements, and certain other services. Unearned revenue from volume licensing programs represents customer billings, paid either upfront or at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. Other unearned revenue includes Services, TV Platform, Microsoft Business Solutions, and advertising and subscription services where we have been paid upfront and earn the revenue when we provide the service or software or otherwise meet the revenue recognition criteria.

Unearned revenue as of June 30, 2005 increased $990 million from June 30, 2004 reflecting current period billings outpacing the recognition of deferrals from multi-year licensing arrangements by $925 million and a $304 million increase primarily in unearned revenue for services, MSN advertising and subscriptions, Xbox Live, TV platform, and Microsoft Business Solutions, partially offset by a $239 million decline in revenue deferred for undelivered elements.

PAGE	34

 Part II

Item 7

The following table outlines the expected recognition of unearned revenue at June 30, 2005:

(In millions)	Recognition of Unearned Revenue

Three months ended:
September 30, 2005	$2,724
December 31, 2005	2,208
March 31, 2006	1,612
June 30, 2006	958

Thereafter	1,665

Unearned revenue	$9,167

Cash Flows

Cash flow from operations for fiscal year 2005 increased 14% to $16.61 billion due primarily to an increase in cash receipts from customers driven by our 8% revenue growth combined with a 12% increase in unearned revenue. Cash payments in fiscal year 2005 resulting from significant legal settlements were approximately $1.8 billion lower than in the previous year, adding to the overall increase in operating cash flow. Partially offsetting these factors were increased payments to employees resulting from a 7% increase in full-time employees. Cash used for financing was $41.08 billion in fiscal year 2005, driven by $36.11 billion of cash dividends paid in fiscal year 2005 compared to $1.73 billion paid in fiscal year 2004. The increase was also partially driven by $8.0 billion in cash used for common stock repurchases, an increase of $4.67 billion in cash used for share repurchases compared to the previous year, reflecting 312 million shares repurchased in fiscal year 2005, an increase of 188.5 million shares compared to the previous year. Net cash from investing was $15.03 billion in fiscal year 2005, an increase of $18.37 billion from fiscal year 2004, primarily due to a $23.59 billion increase in investment maturities that occurred to fund cash dividends paid in fiscal year 2005, partially offset by a $5.32 billion decrease in cash from combined investment purchase and sale activity.

Cash flow from operations for fiscal year 2004 decreased $1.17 billion to $14.63 billion. The decrease primarily reflects the combined cash outflows of $2.56 billion related to the Sun Microsystems settlement and the European Commission fine partially offset by increased cash receipts from customers driven by the rise in revenue billings. Cash used for financing was $2.36 billion in fiscal year 2004, a decrease of $2.86 billion from the previous year. The decrease reflects that we did not repurchase common stock in the fourth quarter of fiscal year 2004 combined with a $628 million increase primarily from stock issuances related to employee stock options exercises, partially offset by an $872 million increase in cash dividends paid. We repurchased 123.7 million shares of common stock under our share repurchase program in fiscal year 2004. Cash used for investing was $3.34 billion in fiscal year 2004, a decrease of $3.88 billion from fiscal year 2003.

Cash flow from operations was $15.80 billion for fiscal year 2003, an increase of $1.29 billion from fiscal year 2002. The increase primarily reflects the rise in cash receipts from customers driven by the increase in revenue billings and maintenance of relatively stable accounts receivable levels. Cash used for financing was $5.22 billion in fiscal year 2003, an increase of $651 million from the previous year. The increase reflects a cash dividend payment of $857 million in 2003 and an increase of $417 million in common stock repurchased, offsetting $623 million received from common stock issued. We repurchased 238.2 million shares of common stock under our share repurchase program in fiscal year 2003. Cash used for investing was $7.50 billion in fiscal year 2003, a decrease of $3.37 billion from fiscal year 2002, due to stronger portfolio performance on sold and matured investments.

We have no material long-term debt. Stockholders’ equity at June 30, 2005 was $48.12 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $152 million on June 30, 2005. We have operating leases for most U.S. and international sales and support offices and certain equipment under which we incurred rental expense totaling, $290 million, $331 million and $299 million in fiscal year 2003, 2004 and 2005, respectively. We have issued residual value guarantees in connection with various operating leases. These guarantees provide that if we do not purchase the leased property from the

PAGE	35

 Part II

Item 7

lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of June 30, 2005, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability currently exists. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

In fiscal year 2005, our Board of Directors approved $3.40 per share cash dividends, with $3.32 paid as of June 30, 2005. A quarterly dividend of $0.08 per share (or approximately $857 million) was approved by our Board of Directors on June 15, 2005 to be paid to shareholders of record as of August 17, 2005 on September 8, 2005.

On July 20, 2004, our Board of Directors approved a plan to buy back up to $30 billion in Microsoft common stock over four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without previous notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. During fiscal year 2005, we repurchased 312 million shares, or $8.0 billion of our common stock under this plan.

We believe existing cash and short-term investments, together with funds generated from operations should be sufficient to meet operating requirements, quarterly dividends and planned share repurchases. Our philosophy regarding the maintenance of a balance sheet with a large component of cash and short-term investments, and equity and other investments, reflects our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to our business model. We regularly assess our investment management approach in view of our current and potential future needs.

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

As of June 30, 2004, we had guaranteed the repayment of certain Japanese yen denominated bank loans and related interest and fees of Jupiter Telecommunication, Ltd., a Japanese cable company. The total amount of these guarantees was approximately $51 million. Effective December 21, 2004, the guarantees were terminated.

We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. (FIN) 45. We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2005:

(In millions)(1)
	Payments due by period
Fiscal Years	2006	2007-2009	2010-2012	2013 and thereafter	Total

Long-term debt	$–	$–	$–	$–	$–
Construction commitments(2)	122	28	2	–	152
Lease obligations:
Capital leases	6	17	11	–	34
Operating leases(3)	230	493	214	96	1,033
Purchase commitments(4)	1,072	1	–	–	1,073
Other long-term liabilities(5)	–	95	17	12	124

Total contractual obligations	$1,430	$634	$244	$108	$2,416

PAGE	36

 Part II

Item 7

(1)	We have excluded the $1.1 billion contingent liability related to the antitrust and unfair competition class action lawsuits referred to in the third paragraph of Note 17 – Contingencies of the Notes to Financial Statements as the timing and amount to be resolved in cash versus vouchers is subject to uncertainty.
(2)	We have certain commitments for the construction of buildings. We expect to fund these commitments with existing cash and cash flows from operations.
(3)	Our future minimum rental commitments under noncancellable leases comprise the majority of the operating lease obligations presented above. We expect to fund these commitments with existing cash and cash flows from operations.
(4)	Purchase commitments represent obligations under agreements which are not unilaterally cancelable by us, are legally enforceable, and specify fixed or minimum amounts or quantities of goods or services at fixed or minimum prices. We generally require purchase orders for vendor and third-party spending. The amount presented above as purchase commitments includes an analysis of all known contracts exceeding $5 million in the aggregate and all known open purchase orders. We expect to fund these commitments with existing cash and cash flows from operations.
(5)	We have excluded unearned revenue of $1.67 billion from other long-term liabilities presented above as these will not be settled in cash.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2004, the Financial Accounting Standards Board (FASB) issued SFAS No. 151, Inventory Costs, which clarifies the accounting for abnormal amounts of idle facility expense, freight, handling costs, and wasted material. SFAS No. 151 will be effective for inventory costs incurred during fiscal years beginning after June 15, 2005. We do not believe the adoption of SFAS No. 151 will have a material impact on our financial statements.

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

In December 2004, the FASB issued SFAS No. 123(R), Share-Based Payment, which establishes standards for transactions in which an entity exchanges its equity instruments for goods or services. This standard requires an issuer to measure the cost of employee services received in exchange for an award of equity instruments based on the grant-date fair value of the award. This eliminates the exception to account for such awards using the intrinsic method previously allowable under Accounting Principles Board (APB) Opinion No. 25. In March 2005, the SEC released Staff Accounting Bulletin (SAB) 107, Share-Based Payment, which expresses views of the SEC Staff about the application of SFAS No. 123(R). In April 2005 the SEC issued a rule that SFAS No. 123(R) will be effective for annual reporting periods beginning on or after June 15, 2005. We previously adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, on July 1, 2003 and restated previous periods at that time for all awards granted to employees after July 1, 1995. Accordingly we believe SFAS No. 123(R) will not have a material impact on our financial statements; however, we continue to assess the potential impact that the adoption of SFAS No. 123(R) will have on the classification of tax deductions for stock-based compensation in our statements of cash flows.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of investment securities, impairment of goodwill, accounting for research and development costs, accounting for legal contingencies, accounting for income taxes, and accounting for stock-based compensation.

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

PAGE	37

 Part II

Item 7

ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SEC SAB 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (July 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established are not material, and accordingly, we expense all research and development costs when incurred.

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

PAGE	38

 Part II

Item 7, 7A

We account for stock-based compensation in accordance with the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating the expected term of stock options, the expected volatility of our stock and expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency, interest rate, fixed income, equity and commodity price risks. A portion of these risks is hedged, but fluctuations could impact our results of operations and financial position. We hedge a portion of anticipated revenue and accounts receivable exposure to foreign currency fluctuations, primarily with option contracts. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. Fixed income securities are subject to interest rate risk. The portfolio is diversified and structured to minimize credit risk. Securities held in our equity and other investments portfolio are subject to price risk, and are generally not hedged. However, we use options to hedge our price risk on certain equity securities that are held primarily for strategic purposes.

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

VAR is calculated by, first, simulating 10,000 market price paths over a specified period of time for equities, interest rates and foreign exchange rates, taking into account historical correlations among the different rates and prices. Each resulting unique set of equities prices, interest rates, and foreign exchange rates is then applied to substantially all individual holdings to re-price each holding. The 250th worst performance (out of 10,000) represents the VAR over a specified period of time at the 97.5 percentile confidence level. Several risk factors are not captured in the model, including liquidity risk, operational risk, credit risk, and legal risk.

Certain securities in our equity portfolio are held for strategic purposes. We hedge the value of a portion of these securities through the use of derivative contracts such as put-call collars. In these arrangements, we hedge a security’s equity price risk below the purchased put strike and forgo most or all of the benefits of the security’s appreciation above the sold call strike, in exchange for the premium received for the sold call. We also hold equity securities for general investment return purposes. We have incurred material impairment charges related to these securities in previous periods. The VAR amounts disclosed below are used as a risk management tool and reflect an estimate of potential reductions in fair value of our portfolio. Losses in fair value over the specified holding period can exceed the reported VAR by significant amounts and can also accumulate over a longer time horizon than the specified holding period used in the VAR analysis. VAR amounts are not necessarily reflective of potential accounting losses, including determinations of other-than-temporary losses in fair value in accordance with U.S. GAAP.

The VAR numbers are shown separately for interest rate, currency, equity and commodity risks. These VAR numbers include the underlying portfolio positions and related hedges. We use historical data to estimate VAR. Given the reliance on historical data, VAR is most effective in estimating risk exposures in markets in which there are no fundamental changes or shifts in market conditions. An inherent limitation in VAR is that the distribution of past changes in market risk factors may not produce accurate predictions of future market risk.

PAGE	39

 Part II

Item 7A

Management began using a 1-day VAR for internal risk measurement purposes effective for the quarter-ended March 31, 2005. The effect of changing from 20-day VAR to 1-day VAR was not material and there have been no modifications to the assumptions or parameters within the model. The following table sets forth the 1-day VAR for substantially all of our positions.

(In millions)
			Year ended June 30, 2005
Risk Categories	2004	2005	Average	High	Low

Interest rates	$67	$88	$68	$94	$37
Currency rates	46	52	36	55	12
Equity prices	173	164	166	187	141
Commodity prices	–	14	6	14	–

The total 1-day VAR for the combined risk categories was $195 million at June 30, 2005 and $187 million at June 30, 2004. The total VAR is 39% less at June 30, 2005 and 35% less at June, 30 2004 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks.

PAGE	40

 Part II

Item 8

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30	2003	2004	2005

Revenue	$32,187	$36,835	$39,788
Operating expenses:
Cost of revenue	6,059	6,716	6,200
Research and development	6,595	7,779	6,184
Sales and marketing	7,562	8,309	8,677
General and administrative	2,426	4,997	4,166

Total operating expenses	22,642	27,801	25,227

Operating income	9,545	9,034	14,561
Investment income and other	1,509	3,162	2,067

Income before income taxes	11,054	12,196	16,628
Provision for income taxes	3,523	4,028	4,374

Net income	$7,531	$8,168	$12,254

Earnings per share:
Basic	$0.70	$0.76	$1.13

Diluted	$0.69	$0.75	$1.12

Weighted average shares outstanding:
Basic	10,723	10,803	10,839
Diluted	10,882	10,894	10,906
Cash dividends declared per share	$0.08	$0.16	$3.40

See accompanying notes.

PAGE	41

 Part II

Item 8

BALANCE SHEETS

(In millions)

June 30	2004	2005

Assets
Current assets:
Cash and equivalents	$14,304	$4,851
Short-term investments	46,288	32,900

Total cash and short-term investments	60,592	37,751
Accounts receivable, net	5,890	7,180
Inventories	421	491
Deferred income taxes	2,097	1,701
Other	1,566	1,614

Total current assets	70,566	48,737
Property and equipment, net	2,326	2,346
Equity and other investments	12,210	11,004
Goodwill	3,115	3,309
Intangible assets, net	569	499
Deferred income taxes	3,808	3,621
Other long-term assets	1,774	1,299

Total assets	$94,368	$70,815

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,717	$2,086
Accrued compensation	1,339	1,662
Income taxes	3,478	2,020
Short-term unearned revenue	6,514	7,502
Other	1,921	3,607

Total current liabilities	14,969	16,877
Long-term unearned revenue	1,663	1,665
Other long-term liabilities	2,911	4,158
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 10,862 and 10,710	56,396	60,413
Retained earnings (deficit), including accumulated other comprehensive income of $1,119 and $1,426	18,429	(12,298)

Total stockholders’ equity	74,825	48,115

Total liabilities and stockholders’ equity	$94,368	$70,815

See accompanying notes.

PAGE	42

 Part II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30	2003	2004	2005

Operations
Net income	$7,531	$8,168	$12,254
Depreciation, amortization, and other noncash items	1,393	1,186	855
Stock-based compensation	3,749	5,734	2,448
Net recognized (gains)/losses on investments	380	(1,296)	(527)
Stock option income tax benefits	1,365	1,100	668
Deferred income taxes	(1,348)	(1,479)	(179)
Unearned revenue	12,519	11,777	13,831
Recognition of unearned revenue	(11,292)	(12,527)	(12,919)
Accounts receivable	187	(687)	(1,243)
Other current assets	412	478	(245)
Other long-term assets	(28)	34	21
Other current liabilities	35	1,529	396
Other long-term liabilities	894	609	1,245

Net cash from operations	15,797	14,626	16,605

Financing
Common stock issued	2,120	2,748	3,109
Common stock repurchased	(6,486)	(3,383)	(8,057)
Common stock cash dividends	(857)	(1,729)	(36,112)
Other	–	–	(18)

Net cash used for financing	(5,223)	(2,364)	(41,078)

Investing
Additions to property and equipment	(891)	(1,109)	(812)
Acquisition of companies, net of cash acquired	(1,063)	(4)	(207)
Purchases of investments	(91,869)	(95,005)	(68,045)
Maturities of investments	9,205	5,561	29,153
Sales of investments	77,123	87,215	54,938

Net cash from investing	(7,495)	(3,342)	15,027

Net change in cash and equivalents	3,079	8,920	(9,446)
Effect of exchange rates on cash and equivalents	61	27	(7)
Cash and equivalents, beginning of period	2,217	5,357	14,304

Cash and equivalents, end of period	$5,357	$14,304	$4,851

See accompanying notes.

PAGE	43

 Part II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30	2003	2004	2005

Common stock and paid-in capital
Balance, beginning of period	$41,845	$49,234	$56,396
Common stock issued	2,966	2,815	3,223
Common stock repurchased	(691)	(416)	(1,737)
Stock-based compensation expense	3,749	5,734	2,448
Stock option income tax benefits/(deficiencies)	1,365	(989)	89
Other, net	–	18	(6)

Balance, end of period	49,234	56,396	60,413

Retained earnings (deficit)
Balance, beginning of period	12,997	15,678	18,429
Net income	7,531	8,168	12,254
Other comprehensive income:
Net gains/(losses) on derivative instruments	(102)	101	(58)
Net unrealized investments gains/(losses)	1,243	(873)	371
Translation adjustments and other	116	51	(6)

Comprehensive income	8,788	7,447	12,561
Common stock cash dividends	(857)	(1,729)	(36,968)
Common stock repurchased	(5,250)	(2,967)	(6,320)

Balance, end of period	15,678	18,429	(12,298)

Total stockholders’ equity	$64,912	$74,825	$48,115

See accompanying notes.

PAGE	44

 Part II

Item 8

NOTES TO FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

ESTIMATES AND ASSUMPTIONS

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies and product life cycles, and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; estimating the fair value and/or goodwill impairment for our reporting units; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

FOREIGN CURRENCIES

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income (OCI).

REVENUE RECOGNITION

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. We enter into certain arrangements where we are obligated to deliver multiple products and/or services (multiple elements). In these arrangements, we generally allocate the total revenue among the elements based on the sales price of each element when sold separately (vendor-specific objective evidence).

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

Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Certain multi-year licensing arrangements include rights to receive future versions of software product on a when-and-if-available basis under Open and Select volume licensing programs (currently named Software Assurance and, previously named Upgrade Advantage). In addition, other multi-year licensing arrangements include a perpetual license for current products combined with rights to receive future versions of software products on a when-and-if-available basis under Open, Select, and Enterprise Agreement volume licensing programs. Premier support services agreements, MSN Internet Access subscriptions, Xbox Live, and Microsoft Developer Network subscriptions are also accounted for as subscriptions.

PAGE	45

 Part II

Item 8

Revenue related to our Xbox game console is recognized upon shipment of the product to retailers. Revenue related to games published by us is recognized when those games have been delivered to retailers. Revenue related to games published by third parties for use on the Xbox platform is recognized when manufactured for the game publishers. Online advertising revenue is recognized as advertisements are displayed. Search advertising revenue is recognized when the ad appears in the search results or when the action necessary to earn the revenue has been completed. Consulting services revenue is recognized as services are rendered, generally based on the negotiated hourly rate in the consulting arrangement and the number of hours worked during the period. Revenue for fixed price services arrangements is recognized based on percentage of completion.

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

SALES AND MARKETING

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other marketing-related programs. Advertising costs are expensed as incurred. Advertising expense was $1.06 billion in fiscal year 2003, $904 million in fiscal year 2004, and $995 million in fiscal year 2005.

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

FINANCIAL INSTRUMENTS

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in OCI.

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

We lend certain fixed income and equity securities to enhance investment income. Collateral and/or security interest is determined based upon the underlying security and the creditworthiness of the borrower. The fair value of collateral that we are permitted to sell or re-pledge was $499 million at both June 30, 2004 and 2005.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We employ a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

PAGE	46

 Part II

Item 8

We use derivative instruments to manage exposures to foreign currency, equities price, interest rate and credit risks, to enhance returns, and to facilitate portfolio diversification. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair-value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of OCI and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. For options designated either as fair-value or cash-flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in earnings.

Foreign Currency Risk.    Certain forecasted transactions and assets are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Options are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments under Statement of Financial Accounting Standards (SFAS) No. 133, Accounting for Derivative Instruments and Hedging Activities. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. Certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments under SFAS No. 133. Certain options and forwards not designated as hedging instruments under SFAS No. 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies and to manage other foreign currency exposures.

Equities Price Risk.    Equity investments are subject to market price risk. From time to time, we use and designate options to hedge fair values and cash flows on certain equity securities. We determine the security, or forecasted sale thereof, selected for hedging by evaluating market conditions, up-front costs, and other relevant factors. Certain options, futures and swap contracts, not designated as hedging instruments under SFAS No. 133, are also used to manage equity exposures.

Interest Rate Risk.    Fixed-income securities are subject to interest rate risk. The fixed-income portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. We use exchange-traded option and future contracts and over-the-counter swap contracts, not designated as hedging instruments under SFAS No. 133, to hedge interest rate risk.

Other Derivatives.    Swap contracts, not designated as hedging instruments under SFAS No. 133, are used to manage exposures to credit risks, enhance returns, and to facilitate portfolio diversification. In addition, we may invest in warrants to purchase securities of other companies as a strategic investment. Warrants that can be net share settled are deemed derivative financial instruments and are not designated as hedging instruments. To Be Announced (TBAs) forward purchase commitments of mortgage-backed assets are also considered derivatives in cases where physical delivery of the assets are not taken at the earliest available delivery date. All derivative instruments not designated as hedging instruments are recorded at fair value, with changes in value recognized in earnings during the period of change.

PAGE	47

 Part II

Item 8

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts is as follows:

(In millions)

Year Ended June 30	Balance at beginning of period	Charged to costs and expenses	Write-offs and other	Balance at end of period

2003	$209	$118	$(85)	$242
2004	242	44	(120)	166
2005	166	48	(43)	171

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

RECLASSIFICATIONS

Certain previous year amounts have been reclassified to conform to the current year presentation, including the reclassification of auction rate securities (ARS) as short-term investments instead of cash and equivalents in accordance with guidance issued by the Securities and Exchange Commission and reclassification of non-current tax contingencies from non-current deferred taxes to other non-current liabilities. We reclassified $1.1 billion and $1.7 billion of investments in ARS as of June 30, 2003 and 2004, respectively, that were previously included in cash and equivalents to short-term investments. We have included purchases and sales of ARS in our statements of cash flows as a component of investing activities. To conform to our current year presentation we have also reclassified $2.0 billion in our fiscal year 2004 balance sheet from net long-term deferred income taxes to other long-term liabilities, with conforming reclassifications in the statement of cash flows. These reclassifications had no impact on our results of operations or changes in stockholders’ equity, or cash flows. In addition, net losses on equity investees and other for previous periods were reclassified to investment income and other to conform to the current period presentation.

PAGE	48

 Part II

Item 8

NOTE 2    UNEARNED REVENUE

Unearned revenue is comprised of the following items:

Volume licensing programs – Represents customer billings for multi-year licensing arrangements, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period.

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

Other – Represents payments for post-delivery support and consulting services to be performed in the future, online advertising for which the advertisement has yet to be displayed, Microsoft Business Solutions maintenance and enhancement billings, Xbox Live and other billings that are accounted for as subscriptions, and other agreements where Microsoft is committed to the delivery of future enhancements, products, or services, including the TV platform.

The components of unearned revenue are as follows:

(In millions)

June 30	2004	2005

Volume licensing programs	$5,075	$6,000
Undelivered elements	2,358	2,119
Other	744	1,048

Unearned revenue	$8,177	$9,167

Unearned revenue by segment is as follows:

(In millions)

June 30	2004	2005

Client	$2,822	$2,687
Server and Tools	2,370	3,048
Information Worker	2,586	2,814
Other segments	399	618

Unearned revenue	$8,177	$9,167

PAGE	49

 Part II

Item 8

NOTE 3    INVESTMENTS

The components of investments are as follows:

(In millions)	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and equivalents	Short - term investments	Equity and other investments

June 30, 2004

Cash and securities
Cash	$1,812	$–	$–	$1,812	$1,812	$–	$–
Mutual funds	3,595	–	–	3,595	3,595	–	–
Commercial paper	7,286	–	–	7,286	4,109	3,177	–
Certificates of deposit	415	–	–	415	330	85	–
U. S. Government and Agency securities	20,565	26	(54)	20,537	4,083	16,454	–
Foreign government bonds	4,524	41	(60)	4,505	–	4,505	–
Mortgage backed securities	3,656	21	(42)	3,635	–	3,635	–
Corporate notes and bonds	15,048	122	(50)	15,120	98	13,541	1,481
Municipal securities	5,154	39	(25)	5,168	277	4,891	–
Common stock and equivalents	7,722	1,571	(62)	9,231	–	–	9,231
Preferred stock	1,290	–	–	1,290	–	–	1,290
Other investments	208	–	–	208	–	–	208

Total	$71,275	$1,820	$(293)	$72,802	$14,304	$46,288	$12,210

(In millions)	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and equivalents	Short - term investments	Equity and other investments

June 30, 2005

Cash and securities
Cash	$1,911	$–	$–	$1,911	$1,911	$–	$–
Mutual funds	1,636	38	–	1,674	817	857	–
Commercial paper	1,566	4	–	1,570	1,570	–	–
Certificates of deposit	614	–	–	614	453	161	–
U. S. Government and Agency securities	9,943	29	(59)	9,913	–	9,913	–
Foreign government bonds	5,486	194	(2)	5,678	–	5,678	–
Mortgage backed securities	123	–	–	123	–	123	–
Corporate notes and bonds	8,053	50	(31)	8,072	80	7,473	519
Municipal securities	8,579	70	(33)	8,616	20	8,596	–
Other	99	–	–	99	–	99	–
Common stock and equivalents	7,273	1,970	(133)	9,110	–	–	9,110
Preferred stock	1,067	4	–	1,071	–	–	1,071
Other investments	304	–	–	304	–	–	304

Total	$46,654	$2,359	$(258)	$48,755	$4,851	$32,900	$11,004

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

PAGE	50

 Part II

Item 8

June 30, 2004, $51 million exceeded twelve months. At June 30, 2005 unrealized losses of $258 million consisted of: $112 million related to investment grade fixed income securities, $13 million related to investments in high yield and emerging market fixed income securities, $90 million related to domestic equity securities and $43 million related to international equity securities. Unrealized losses from fixed income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Of the unrealized losses of $258 million at June 30, 2005, $25 million exceeded twelve months. Management does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2005.

Common and preferred stock and other investments that are restricted for more than one year or are not publicly traded are recorded at cost. At June 30, 2004 the recorded basis of these investments was $1.65 billion, and their estimated fair value was $2.12 billion. At June 30, 2005 the recorded basis of these investments was $1.05 billion, and their estimated fair value was $1.27 billion. The estimate of fair value is based on publicly available market information or other estimates determined by management.

The maturities of debt securities at June 30, 2005 were as follows:

(In millions)	Cost basis	Estimated fair value

Due in one year or less	$6,648	$6,647
Due after one year through five years	16,972	16,960
Due after five years through ten years	7,584	7,771
Due after ten years	3,259	3,307

Total	$34,463	$34,685

Debt securities include fixed maturity securities.

NOTE 4    INVESTMENT INCOME AND OTHER

The components of investment income and other are as follows:

(In millions)

Year Ended June 30	2003	2004	2005

Dividends and interest	$1,957	$1,892	$1,460
Net gains on investments	44	1,563	856
Net losses on derivatives	(424)	(268)	(262)
Income/(losses) from equity investees and other	(68)	(25)	13

Investment income and other	$1,509	$3,162	$2,067

Net gains on investments include other-than-temporary impairments of $1.15 billion in fiscal year 2003, $82 million in fiscal year 2004, and $152 million in fiscal year 2005. Realized gains and (losses) from sales of available-for-sale securities (excluding other-than-temporary impairments) were $1.44 billion and $(245) million in fiscal year 2003, $2.16 billion and $(518) million in fiscal year 2004, and $1.38 billion and $(376) million in fiscal year 2005.

NOTE 5    DERIVATIVES

For derivative instruments designated as hedges, hedge ineffectiveness, determined in accordance with SFAS No. 133, did not have a significant impact on earnings for fiscal years 2003, 2004, and 2005. During fiscal year 2003, $74 million in losses on fair value hedges from changes in time value and $229 million in losses on cash flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and included in investment income and other. During fiscal year 2004, $31 million in gains on fair value hedges from changes in time value and $325 million in losses on cash flow hedges from changes in time value were excluded from the

PAGE	51

 Part II

Item 8

assessment of hedge effectiveness and included in investment income and other. During fiscal year 2005, $79 million in gains on fair value hedges from changes in time value and $116 million in losses on cash flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and included in investment income and other.

Derivative gains and losses included in OCI are reclassified into earnings at the time forecasted revenue or the sale of an equity investment is recognized. During fiscal year 2003, $40 million of derivative gains were reclassified to revenue and $2 million in derivative gains were reclassified to investment income and other. During fiscal year 2004, $14 million of derivative gains were reclassified to revenue and no derivative gains or losses were reclassified to investment income and other. During fiscal year 2005, $57 million of derivative gains were reclassified to revenue and $33 million in derivative gains were reclassified to investment income and other.

We estimate that $42 million of net derivative gains included in OCI will be reclassified into earnings within the next twelve months. No significant fair value hedges or cash flow hedges were derecognized or discontinued for fiscal years 2003, 2004, and 2005.

NOTE 6    INVENTORIES

(In millions)

June 30	2004	2005

Finished goods	$271	$422
Raw materials and work in process	150	69

Inventories	$421	$491

We recorded lower of cost or market adjustments totaling approximately $90 million in fiscal year 2004.

NOTE 7    PROPERTY AND EQUIPMENT

(In millions)

June 30	2004	2005

Land	$274	$313
Buildings and improvements	1,981	2,014
Leasehold improvements	805	851
Computer equipment and software	2,637	2,318
Furniture and equipment	792	879

Property and equipment, at cost	6,489	6,375
Accumulated depreciation	(4,163)	(4,029)

Property and equipment, net	$2,326	$2,346

Property and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. The useful lives for buildings range from five to fifteen years, leasehold improvements range from two years to ten years – representing the applicable lease terms plus reasonably assured extensions, computer equipment and software range from two to three years, and furniture and equipment range from one to five years. Land is not depreciated.

During fiscal years 2003, 2004, and 2005, depreciation expense was $929 million, $647 million, and $723 million, the majority of which related to computer equipment.

PAGE	52

 Part II

Item 8

NOTE 8    GOODWILL

Changes in the carrying amount of goodwill for fiscal years 2004 and 2005 by segment, are as follows:

(In millions)
	Balance as of June 30, 2003	Acquisitions / purchase accounting adjustments	Divestitures	Balance as of June 30, 2004	Acquisitions / purchase accounting adjustments	Divestitures	Balance as of June 30, 2005

Client	$37	$–	$–	$37	$6	$–	$43
Server and Tools	106	–	–	106	135	–	241
Information Worker	180	(2)	–	178	47	–	225
Microsoft Business Solutions	2,219	7	(19)	2,207	3	–	2,210
MSN	154	–	–	154	17	–	171
Mobile and Embedded Devices	28	2	–	30	–	–	30
Home and Entertainment	404	(1)	–	403	–	(14)	389

Total	$3,128	$6	$(19)	$3,115	$208	$(14)	$3,309

We test goodwill for impairment annually during the first quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Our annual testing resulted in no impairment charges to goodwill in fiscal years 2004 and 2005. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests. During fiscal years 2004 and 2005, we had no material acquisitions.

NOTE 9    INTANGIBLE ASSETS

The components of finite-lived intangible assets are as follows:

(In millions)

June 30	2004			2005
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Contract-based	$908	$(476)	$432	$957	$(606)	$351
Technology-based	278	(183)	95	309	(200)	109
Marketing-related	35	(19)	16	35	(25)	10
Customer-related	30	(4)	26	40	(11)	29

Total	$1,251	$(682)	$569	$1,341	$(842)	$499

PAGE	53

 Part II

Item 8

During fiscal year 2004, we recorded additions to intangible assets of $355 million, of which $266 million was related to a comprehensive intellectual property license that we received in conjunction with the settlement of InterTrust v. Microsoft. During fiscal year 2005, we recorded additions to finite-lived intangible assets of approximately $90 million. No other material intangibles were acquired in fiscal year 2004. We estimate that we have no significant residual value related to our finite-lived intangible assets. The components of finite-lived intangible assets acquired during fiscal years 2004 and 2005 are as follows:

(In millions)

Year Ended June 30	2004		2005
	Amount	Weighted average life	Amount	Weighted average life

Contract-based	$324	9 years	$16	6 years
Technology-based	28	4 years	64	5 years
Customer-related	3	3 years	10	5 years
Marketing-related	–	–	–	–

Total	$355		$90

Acquired finite-lived intangibles are generally amortized on a straight-line basis over weighted average periods. Intangible assets amortization expense was $170 million for fiscal year 2004 and $161 million for fiscal year 2005. The estimated future amortization expense related to intangible assets as of June 30, 2005 is as follows:

(In millions)

Year Ended June 30	Amount

2006	$123
2007	99
2008	81
2009	50
2010	39

Total	$392

NOTE 10    INCOME TAXES

The components of the provision for income taxes are as follows:

(In millions)

Year Ended June 30	2003	2004	2005

Current taxes:
U.S. Federal	$3,708	$3,766	$3,401
U.S. State and Local	153	174	152
International	808	1,056	911

Current taxes	4,669	4,996	4,464
Deferred taxes	(1,146)	(968)	(90)

Provision for income taxes	$3,523	$4,028	$4,374

PAGE	54

 Part II

Item 8

U.S. and international components of income before income taxes are as follows:

(In millions)

Year Ended June 30	2003	2004	2005

U.S.	$7,674	$8,088	$9,806
International	3,380	4,108	6,822

Income before income taxes	$11,054	$12,196	$16,628

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes are as follows:

Year Ended June 30	2003	2004	2005

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
IRS examination settlement	–	–	(4.7)%
Foreign earnings taxed at lower rates	(1.3)%	(1.7)%	(3.1)%
Extraterritorial income exclusion	(1.6)%	(0.9)%	(1.3)%
Other reconciling items	–	0.6%	0.4%

Effective rate	32.1%	33.0%	26.3%

The 2005 other reconciling items include a $179 million repatriation tax benefit. The 2004 other reconciling items include the $208 million benefit from the resolution of the issue remanded by the Ninth Circuit Court of Appeals and the impact of the $605 million non-deductible European Commission fine.

The components of the deferred tax assets and liabilities are as follows:

(In millions)

June 30	2004	2005

Deferred income tax assets:
Unearned revenue	$1,746	$915
Impaired investments	1,246	861
Stock-based compensation expense	3,749	3,994
Other revenue items	286	213
Other expense items	1,308	1,751
Other	–	173

Deferred income tax assets	$8,335	$7,907

Deferred income tax liabilities:
Unrealized gain on investments	$(1,087)	$(1,169)
International earnings	(1,327)	(1,393)
Other	(16)	(23)

Deferred income tax liabilities	(2,430)	(2,585)

Net deferred income tax assets	$5,905	$5,322

Reported as:
Current deferred tax assets	$2,097	$1,701
Long-term deferred tax assets	3,808	3,621

Net deferred income tax assets	$5,905	$5,322

PAGE	55

 Part II

Item 8

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

We have not provided for U.S. deferred income taxes or foreign withholding taxes on $4.1 billion of our undistributed earnings for certain non-U.S. subsidiaries, all of which relate to fiscal 2002 through 2005 earnings, because these earnings are intended to be permanently reinvested in operations outside the United States.

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October 2004. The Act creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. The deduction is subject to a number of limitations and requirements, including adoption of a specific domestic reinvestment plan for the repatriated funds. Based on our current understanding of the Act and subsequent guidance published by the U.S. Treasury, we have determined that we are eligible and intend to repatriate approximately $780 million in dividends subject to the elective 85% dividends received deduction. Accordingly, we recorded a corresponding tax provision benefit of $179 million from the reversal of previously provided U.S. deferred tax liabilities on these unremitted foreign subsidiary earnings. We intend to pay this dividend in fiscal year 2006.

Income taxes paid were $2.8 billion in fiscal year 2003, $2.5 billion in fiscal year 2004, and $4.3 billion in fiscal year 2005.

Tax Contingencies. We are subject to income taxes in the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes and recording the related assets and liabilities. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5, Accounting for Contingencies.

The Internal Revenue Service (IRS) has completed and closed its audits of our consolidated federal income tax returns through 1996. We recently entered into a closing agreement with the IRS for tax years 1997 through 1999 resulting in certain adjustments to our federal income tax liability for those years. Accordingly, our fiscal year 2005 tax provision has been reduced by $776 million as a result of reversing previously established reserves in excess of the additional tax liability assessed by the IRS for the 1997-1999 tax years. The IRS is currently conducting an audit of our consolidated federal income tax return for tax years 2000 through 2003.

Although we believe we have appropriate support for the positions taken on our tax returns, we have recorded a liability for our best estimate of the probable loss on certain of these positions, the non-current portion of which is included in other long-term liabilities. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from intercompany transfer pricing, tax benefits from the Foreign Sales Corporation and Extra Territorial Income tax rules and the amount of research and experimentation tax credits claimed. Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe that the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. Based on the results of an audit or litigation a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made could result. Due to the complexity involved we are not able to estimate the range of reasonably possible losses in excess of amounts recorded.

NOTE 11    OTHER LONG-TERM LIABILITIES

(In millions)

June 30	2004	2005

Tax contingencies	$1,979	$3,066
Legal contingencies	699	961
Employee stock option transfer program	146	48
Other	87	83

Other long-term liabilities	$2,911	$4,158

PAGE	56

 Part II

Item 8

NOTE 12    STOCKHOLDERS’ EQUITY

Shares of common stock outstanding are as follows:

(In millions)

Year Ended June 30	2003	2004	2005

Balance, beginning of year	10,718	10,771	10,862
Issued	291	215	160
Repurchased	(238)	(124)	(312)

Balance, end of year	10,771	10,862	10,710

As discussed in Note 14 – Employee Stock and Savings Plans, 345 million options were transferred to JPMorgan Chase Bank (JPMorgan) under the stock option transfer program. The options transferred to JPMorgan were amended and restated upon transfer to contain terms and conditions typical of equity option transactions entered into between sophisticated financial counterparties at arm’s length using standard terms and definitions for equity derivatives. As of June 30, 2005, the options have strike prices ranging from $28.83 to $89.58 per share and have expiration dates between December 2005 and December 2006.

On July 20, 2004, our Board of Directors approved a plan to buy back up to $30 billion of Microsoft common stock over the succeeding four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. The repurchase program may be suspended or discontinued at any time without previous notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash. Our Board of Directors had previously approved a program to repurchase shares of our common stock to reduce the dilutive effect of our stock option and stock purchase plans. Under these repurchase plans, we have made the following share repurchases:

(share amounts in millions, dollars in billions)(1)

Fiscal year	2003		2004		2005(1)

	Shares	Amount	Shares	Amount	Shares	Amount

First quarter	120.6	$3.0	43.3	$1.2	22.8	$0.6
Second quarter	38.8	1.0	30.5	0.8	23.6	0.7
Third quarter	30.7	0.7	49.9	1.4	95.1	2.4
Fourth quarter	48.1	1.2	–	–	170.7	4.3

Total	238.2	$5.9	123.7	$3.4	312.2	$8.0

(1)	All amounts repurchased in fiscal year 2005 were repurchased under the repurchase plan approved by our Board of Directors on July 20, 2004.

In addition, as part of our authorized stock repurchase program, we have purchased call options on 25 million shares of our common stock with strike prices ranging from $27.00 – $27.50. The call options have maturities ranging from July 15, 2005 to January 20, 2006 and are reflected in stockholders’ equity.

In fiscal year 2005, our Board of Directors approved the following dividends:

Approval Date	Per Share Dividend	Date of Record	Total Amount (in millions)	Payment Date

July 20, 2004	$0.08	August 25, 2004	$870	September 14, 2004
July 20, 2004	$3.00	November 17, 2004	$32,640	December 2, 2004
September 15, 2004	$0.08	November 17, 2004	$871	December 2, 2004
December 8, 2004	$0.08	February 17, 2005	$868	March 10, 2005
March 23, 2005	$0.08	May 18, 2005	$860	June 9, 2005
June 15, 2005	$0.08	August 17,2005	(1)	September 8, 2005

(1)	The dividend approved on June 15, 2005 will be paid after the filing date of this report on Form 10-K. The accrued liability for the dividend approved on June 15, 2005 of $857 million is included in other current liabilities.

PAGE	57

 Part II

Item 8

On January 16 and September 12, 2003, our Board of Directors declared annual dividends on our common stock of $0.08 and $0.16 per share, respectively. The dividends were paid on March 7 and November 7, 2003, respectively, to shareholders of record at the close of business on February 21, and October 17, 2003.

NOTE 13    OTHER COMPREHENSIVE INCOME

The activity in other comprehensive income and related tax effects are as follows:

(In millions)

Year Ended June 30	2003	2004	2005

Net gains/(losses) on derivative instruments:
Unrealized gains/(losses), net of tax effect of $(69) in 2003, $49 in 2004 and $(63) in 2005	$(129)	$92	$(116)
Reclassification adjustment for losses included in net income, net of tax effect of $15 in 2003, $5 in 2004 and $31 in 2005	27	9	58

Net gains/(losses) on derivative instruments	(102)	101	(58)

Net unrealized investment gains/(losses):
Unrealized holding gains/(losses), net of tax effect of $610 in 2003, $(994) in 2004 and $(69) in 2005	1,132	(1,846)	(128)
Reclassification adjustment for losses included in net income, net of tax effect of $60 in 2003, $524 in 2004 and $269 in 2005	111	973	499

Net unrealized investment gains/(losses)	1,243	(873)	371

Translation adjustments and other	116	51	(6)

Other comprehensive income /(loss)	$1,257	$(721)	$307

The components of accumulated other comprehensive income were:

(In millions)	2004	2005

Year Ended June 30

Net gains on derivative instruments	$85	$27
Net unrealized investment gains	973	1,344
Translation adjustments and other	61	55

Accumulated other comprehensive income	$1,119	$1,426

NOTE 14    EMPLOYEE STOCK AND SAVINGS PLANS

Effective July 1, 2003, we adopted the fair value recognition provisions of SFAS No. 123, Accounting for Stock-Based Compensation, using the retroactive restatement method described in SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. In connection with the use of the retroactive restatement method, income statement amounts were restated for fiscal year 2003 to reflect results as if the fair-value method of SFAS No. 123 had been applied from its original effective date. Total compensation cost recognized in income for stock-based employee compensation awards was $3.75 billion in fiscal year 2003, $5.73 billion in fiscal year 2004, and $2.45 billion in fiscal year 2005. The amounts for fiscal year 2004 include $2.21 billion ($1.48 billion after-tax or $0.14 per diluted share) due to the completion of the employee stock option transfer program.

Employee Stock Purchase Plan.    We have an employee stock purchase plan for all eligible employees. The administrative committee under the plan approved a change to the common stock purchase discount and approved

PAGE	58

 Part II

Item 8

the elimination of the related look back period and a change to quarterly purchase periods that became effective July 1, 2005. As a result, beginning in fiscal year 2005, shares of our common stock may presently be purchased by employees at three months intervals at 90% of the fair market value on the last day of each three month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During fiscal year 2005 employees purchased 16.4 million shares at an average price of $23.33 per share. At June 30, 2005, 159.1 million shares were reserved for future issuance.

Under the plan in effect previous to fiscal year 2005, shares of our common stock could be purchased at six month intervals at 85% of the lower of the fair market value on the first or the last day of each six month period. Employees could purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During fiscal year 2003 and 2004 employees purchased 15.2 million and 16.7 million shares at average prices of $22.56, and $22.74 per share.

Savings Plan.    We have a savings plan in the United States, that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Matching contributions for all plans were $118 million, $141 million, and $154 million in fiscal years 2003, 2004, and 2005. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the U.S. plan include Microsoft common stock, but neither participant nor our matching contributions are required to be invested in Microsoft common stock.

Stock Plans.

In fiscal year 2004, we began granting employees stock awards instead of stock options. The stock award program offers employees the opportunity to earn shares of our stock over time, rather than options that give employees the right to purchase stock at a set price. We also completed an employee stock option transfer program in the second quarter of fiscal year 2004 whereby employees could elect to transfer all of their vested and unvested stock options with a strike price of $33 or higher (“eligible options”) to JPMorgan. The unvested eligible options that were transferred to JPMorgan became vested upon the transfer.

Under the terms of the program, JPMorgan paid us $382 million for the 345 million options transferred. We made an initial payment of $219 million to participating employees for the transferred options, with a remaining portion to be paid in one or more payments that are subject to participating employees’ continued employment over the two or three years following the transfer. The options that were transferred to JPMorgan resulted in stock-based compensation expense of $2.21 billion ($1.48 billion after-tax or $0.14 per diluted share) which was recorded in the second quarter of fiscal year 2004. The contingent payments applicable to eligible options that are subject to continued employment of participating employees will be recognized as compensation expense over the vesting period of the contingent payments.

The stock option transfer program also resulted in a decrease to our long-term deferred tax assets due to the excess of recorded compensation expense for these options over the related tax deduction reported on our tax return. For fiscal year 2004, deferred tax assets were reduced by approximately $2.01 billion with an offsetting reduction in paid-in capital, reflecting the reduction of previously recorded deductions reported on our tax return in excess of stock based compensation expense. A description of our stock plans follows.

We have stock plans for directors and for officers, employees, consultants and advisors. The plans provide for awards of stock options and stock awards. At June 30, 2005, an aggregate of 816 million shares were available for future grant under our stock plans. Our plans under which awards may be issued do not contain separate limitations on the number of stock awards; all 816 million shares remaining available for grant at June 30, 2005 could be awarded as stock awards. In addition, awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The options transferred to JPMorgan have been removed from our plans; any options transferred to JPMorgan that expire without being exercised will not become available for grant under any of our plans.

On November 9, 2004, our shareholders approved amendments to the stock plans that allowed our Board of Directors to adjust eligible options, unvested stock awards, and shared performance stock awards to maintain their pre-dividend value after the $3.00 special dividend. Additional awards were granted for options, stock awards, and shared performance stock awards by the ratio of post- and pre-special dividend stock price as of the ex-dividend date.

PAGE	59

 Part II

Item 8

Strike prices for options were decreased by the same ratio. Stock-based compensation was not affected by this adjustment. As a result of this approval and payment of the $3.00 special dividend on December 2, 2004, an adjustment to the prices and number of shares of existing awards was made resulting in a total of 96 million options and 6.7 million stock awards being issued to adjust the outstanding awards. In addition, the target shared performance stock awards were increased by 3.5 million shares.

Stock Awards and Shared Performance Stock Awards.    Stock awards are grants that entitle the holder to shares of common stock as the award vests. Our stock awards generally vest ratably over a five-year period.

Shared Performance Stock Awards are a form of stock award in which the number of shares ultimately received depends on our performance against specified performance targets. The performance period is July 1, 2003 through June 30, 2006 (January 1, 2004 through June 30, 2006 for certain executive officers). At the end of the performance period, the number of shares of stock and stock awards issued will be determined by adjusting upward or downward from the target in a range between 33% and 150% (0% to 150% for certain executive officers). The final performance percentage on which the payout will be based, considering performance metrics established for the performance period, will be determined by the Board of Directors or a committee of the board in its sole discretion. Shares of stock will be issued following the end of the performance period and as the stock awards vest ratably over the following two years. Because these awards cover a three-year period, Shared Performance Stock Awards will only be awarded in fiscal year 2005 and 2006 to newly hired and promoted employees eligible to receive Shared Performance Stock Awards.

Stock Awards and Shared Performance Stock Awards are amortized over the vesting period (generally 5 years) using the straight line method.

The following activity has occurred under our existing plans:

(share amounts in millions)

Year Ended June 30	2004	2005

Stock awards
Beginning balance	3.9	34.4
Granted	32.6	41.0
Special dividend adjustment	–	6.7
Vested	(.8)	(7.3)
Cancelled	(1.3)	(3.5)

Ending balance	34.4	71.3

Weighted-average fair value per share for shares granted during the year*	$24.09	$24.03

Shared performance stock awards
Beginning balance	–	30.5
Granted	31.7	3.7
Special dividend adjustment	–	3.5
Vested	–	–
Cancelled	(1.2)	(2.4)

Ending balance	30.5	35.3

Weighted-average fair value per share for shares granted during the year*	$23.62	$24.35

*	Adjusted for additional awards granted for the $3.00 special dividend.

Stock Options.    Nonqualified stock options have been granted to our directors under our non-employee director stock plans. Nonqualified and incentive stock options have been granted to our officers and employees under our employee stock plans. Options granted before 1995 generally vest over four and one-half years and expire ten years from the date of grant. Options granted between 1995 and 2001 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire ten years from the date of grant. Options granted after 2001 vest over four and one-half years and expire ten years from the date of grant. At June 30, 2005, stock options for 662 million shares were vested.

PAGE	60

 Part II

Item 8

The weighted average Black-Scholes value of options granted under the stock plans during fiscal year 2003 and 2004 was $12.08 and $10.13, respectively. No stock options were granted in fiscal 2005. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions used for grants:

Year Ended June 30	2003	2004

Weighted average expected life in years	7	7
Dividend per share	$0.08	$0.16
Volatility	42.0%	29.5%
Risk-free interest rate	3.9%	4.1%

Employee stock options outstanding are as follows:

(In millions, except per share amounts)
		Price per Share
	Shares	Range	Weighted average

Balance, June 30, 2002	1,604	$0.40 – $59.57	$26.88
Granted	254	21.42 – 29.12	24.27
Exercised	(234)	0.51 – 28.22	6.89
Canceled/Forfeited	(75)	2.13 – 59.56	34.33

Balance, June 30, 2003	1,549	$0.40 – $59.56	$29.30
Granted	2	25.46 – 29.96	26.76
Exercised	(198)	0.51 – 29.38	12.21
Stock Option Transfer Program	(345)	33.03 – 59.56	38.70
Canceled/Forfeited	(59)	2.31 – 58.28	31.29

Balance, June 30, 2004	949	$0.40 – $59.56	$29.26
Special Dividend Adjustment	96	0.36 – 53.61	26.68
Granted	–	–	–
Exercised	(138)	3.39 – 29.56	20.42
Canceled/Forfeited	(43)	14.29 – 58.28	28.89

Balance, June 30, 2005	864	$0.36 – $59.56	$27.41

For various price ranges, weighted average characteristics of outstanding employee stock options at June 30, 2005 are as follows:

(In millions, except per share amounts and years)
		Outstanding options		Exercisable options
Range of exercise prices	Shares	Remaining life (years)	Weighted average price	Shares	Weighted average price

$ 0.36 – $15.00	24	1.5	$8.81	24	$8.81
15.01 – 25.00	276	6.56	$22.15	136	$22.31
25.01 – 33.00	430	4.64	$27.88	369	$28.10
33.01 – 41.00	125	3.22	$39.42	124	$39.43
41.01 – 59.56	9	2.58	$44.78	9	$44.78

	864			662

As of June 30, 2005, 345 million transferred options to JP Morgan remained outstanding and are excluded from the amounts noted as employee options outstanding in the tables above. See Note 12. In addition, the tables above include in the total options outstanding 4.3 million options outstanding that were granted in conjunction with

PAGE	61

 Part II

Item 8

corporate acquisitions. These options are included in the option totals; however, they are excluded from the exercise price ranges presented. These options had an exercise price range of $0.00 to $170.87 and a weighted average exercise price of $13.68.

NOTE 15    EARNINGS PER SHARE

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

(In millions, except earnings per share)

Year Ended June 30	2003	2004	2005

Net income available for common shareholders (A)	$7,531	$8,168	$12,254

Weighted average outstanding shares of common stock (B)	10,723	10,803	10,839
Dilutive effect of employee stock options and awards	159	91	67

Common stock and common stock equivalents (C)	10,882	10,894	10,906

Earnings per share:
Basic (A/B)	$0.70	$0.76	$1.13

Diluted (A/C)	$0.69	$0.75	$1.12

For the years ended June 30, 2003, 2004, and 2005, 1.09 billion, 1.2 billion and 854 million shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the year ended June 30, 2005, 25.24 million shared performance stock awards, out of the 35.3 million targeted amount outstanding, have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on our performance against metrics established for the performance period, as discussed in Note 14 – Employee Stock and Savings Plans.

NOTE 16    COMMITMENTS AND GUARANTEES

We have operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for operating leases was $290 million, $331 million, and $299 million in fiscal years 2003, 2004, and 2005, respectively. Future minimum rental commitments under noncancellable leases are as follows:

(In millions)

Year Ended June 30	Amount

2006	$ 230
2007	204
2008	167
2009	122
2010 and thereafter	310

$1,033

We have committed $152 million for constructing new buildings.

As of June 30, 2004, we had guaranteed the repayment of certain Japanese yen denominated bank loans and related interest and fees of Jupiter Telecommunication, Ltd., a Japanese cable company. The total amount of these guarantees was approximately $51 million. Effective December 21, 2004, the unconditional guarantees were terminated.

PAGE	62

 Part II

Item 8

In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of June 30, 2005, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to us currently exists.

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. In addition, we also provide indemnification against credit risk in several geographical locations to our volume license resellers in case the resellers fail to collect from the end user. Due to the nature of the indemnification provided to our resellers, we can not estimate the fair value, nor determine the total nominal amount of the indemnification. We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN 45. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

Our product warranty accrual reflects management’s best estimate of our probable liability under its product warranties (primarily relating to the Xbox console). We determine the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence. Our warranty accrual totals $14 million as of June 30, 2005. There has been no significant activity impacting the results of operations for any period presented.

NOTE 17    CONTINGENCIES

Government competition law matters.    On March 25, 2004, the European Commission announced a decision in its competition law investigation of Microsoft. The Commission concluded that we infringed European competition law by refusing to provide our competitors with licenses to certain protocol technology in the Windows server operating systems and by including streaming media playback functionality in Windows desktop operating systems. The Commission ordered us to make the relevant licenses to our technology available to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified software relating to media playback. The decision also imposed a fine of €497 million, which resulted in a charge in the third quarter of fiscal year 2004 of €497 million ($605 million). We filed an appeal of the decision to the Court of First Instance on June 6, 2004. On December 22, 2004, the Court ordered that we must comply with the decision pending review on appeal and we are taking steps to ensure we are in compliance. The hearing date for the appeal is expected to be determined later in calendar year 2005. We continue to contest the conclusion that European competition law was infringed and will defend our position vigorously. The Korean Fair Trade Commission (KFTC) is investigating whether we have violated Korean competition law by including Windows Media Player technologies in Windows, by including Windows Messenger in Windows, or by distributing Windows Media Services as an optional component of Windows Server. Hearings on this issue before the KFTC began on July 13, 2005, continued on August 23, 2005, and may be extended into the fall of 2005. In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from us concerning competition, privacy, and security issues.

Antitrust, unfair competition, and overcharge class action lawsuits.    A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts on behalf of variously defined classes of direct and indirect purchasers of our PC operating system and certain software applications products. The federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that we competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover alleged overcharges for these products. To date, courts have dismissed all claims for damages in cases brought against us by indirect purchasers under federal law and in 17 states. Nine of those state court decisions have been affirmed on appeal. Appeals of one of those state rulings is pending. There was no appeal in four states. Claims under federal law brought on behalf of foreign purchasers have been dismissed by the U.S. District Court in Maryland as have all claims brought on behalf of consumers seeking injunctive relief under federal law. The ruling on the injunctive relief and the ruling dismissing the federal claims of indirect purchasers are currently on appeal to the United States Court of Appeals for the Fourth Circuit, as is a ruling denying certification of certain proposed classes of U.S. direct purchasers. Courts in eleven states have ruled that indirect

PAGE	63

 Part II

Item 8

purchaser cases may proceed as class actions, while courts in two states have denied class certification. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the proposed settlement, class members will be able to obtain vouchers that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers issued will depend on the number of class members who make a claim and are issued vouchers. Two-thirds of the value of vouchers unissued or unredeemed by class members will be made available to certain schools in California in the form of vouchers that also may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware, software, and related services. Since the beginning of 2003, we also reached similar agreements to settle all claims in a number of other states. The proposed settlements in these states are structured similarly to the California settlement, except that, among other differences, one-half of the value of vouchers unissued to class members will be made available to certain schools in the relevant states. The maximum value of vouchers to be issued in these settlements, including the California settlement, is approximately $1.9 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The settlements in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Minnesota, Montana, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, Vermont and West Virginia have received final court approval. The proposed settlement in Nebraska has received preliminary approval by the court in those states, but still requires final approval. We estimate the total cost to resolve all of these cases will range between $1.2 billion and $1.5 billion, with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with SFAS No. 5, Accounting for Contingencies, and FASB Interpretation (FIN) 14, Reasonable Estimation of the Amount of a Loss, at June 30, 2005, we have recorded a liability related to these claims of approximately $1.1 billion, net of payments to date for administrative expenses and legal fees.

Other antitrust litigation and claims.    On August 27, 2004, the City and County of San Francisco, the City of Los Angeles, and Los Angeles, San Mateo, Contra Costa and Santa Clara Counties filed a putative class action against us in San Francisco Superior Court. The action was brought on behalf of all governmental entities, agencies and political subdivisions of the State of California who indirectly purchased our operating system or word processing and spreadsheet software during the period from February 18, 1995 to the date of trial in the action. The plaintiffs seek treble damages under California’s Cartwright Act and disgorgement of unlawful profits under its Unfair Competition Act resulting from our alleged combinations to restrain trade, deny competition, and monopolize the world markets for PC operating systems and word processing and spreadsheet applications (and productivity suites including these applications). We were served with the complaint on August 30, 2004 and we removed the case to the U.S. District Court for Maryland. Our motion to dismiss the complaint was granted in its entirety on April 18, 2005 with leave to file an amended complaint alleging claims under the Cartwright Act based on conduct within the four-year statute of limitation the court ruled applies to the plaintiffs’ claims. Plaintiffs also may seek to appeal the court’s decision.

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

On November 12, 2004, Novell, Inc. filed a complaint in the U.S. District Court for in Utah asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. On June 10, 2005, the trial court granted our motion to dismiss four of six claims of the complaint. The remaining two claims were not dismissed and litigation has proceeded on those claims. We are seeking leave to appeal the decision not to dismiss those claims. In addition, we have been notified of additional antitrust damage claims by several competitors and several licensees of our products.

On July 1, 2005, we announced a settlement with IBM resolving claims asserted by IBM that arose from the circumstances of United States v. Microsoft and findings of fact that identified IBM as having been impacted in its business by practices on which the U. S. District Court ruled against us, and claims related to IBM’s OS/2 and SmartSuite businesses. Under the agreement, we paid IBM $775 million and extended a $75 million credit for IBM’s internal deployment of our software. IBM released all antitrust claims against us based on past conduct except for

PAGE	64

 Part II

Item 8

claims related to its server business as to which IBM will not sue us for at least two years. The costs related to this settlement were accrued in other current liabilities as of June 30, 2005.

In addition to the IBM matter, as of June 30, 2005, we have recorded a liability of $455 million for the foregoing other antitrust lawsuits and claims. While we intend to vigorously defend those matters, there exists the possibility of adverse outcomes which we estimate could be up to $400 million in aggregate beyond recorded amounts.

Patent cases.    We are a defendant in more than 35 patent infringement cases that we are defending vigorously. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, the plaintiffs alleged infringement by the browser functionality of Windows. On August 11, 2003, the jury awarded the plaintiffs approximately $520 million in damages for infringement from the date the plaintiffs’ patent was issued through September 2001. The plaintiffs are seeking an equitable accounting for damages from September 2001 to the present. On January 14, 2004, the trial court entered final judgment of $565 million, including post-trial interest of $45 million, and entered an injunction against distribution of any new infringing products, but stayed execution of the judgment and the injunction pending our appeal. We appealed and on March 2, 2005 the Court of Appeals for the Federal Circuit reversed the decision and vacated the judgment, ruling that the trial court had erred in excluding certain previous art evidence and ruling as a matter of law on other evidence. The appellate court also reversed the trial court’s decision that the inventors had not engaged in inequitable conduct by failing to reveal material previous art while obtaining the patent. In October 2003, the U.S. Patent Office initiated a Director-ordered re-examination of the Eolas patent. On February 26, 2004, the Patent Office issued an Office Action rejecting the claims of the Eolas patent. We believe the total cost to resolve this case will not be material to our financial position or results of operations. The actual costs are dependent upon many unknown factors such as the events of a retrial of the plaintiff’s claims. In Research Corporation Technologies, Inc. v. Microsoft, filed in U.S. District Court for the District of Arizona on December 21, 2001, the plaintiff has asserted two patents related to half-toning, which it believes are infringed by certain printing functionality allegedly present in different versions of Windows. Plaintiff seeks an unspecified amount of damages in the form of “reasonable royalties” on Microsoft’s Windows products. Microsoft’s defense based on the plaintiff’s inequitable conduct was tried on August 11 and 12, 2005. The remaining issues in the case may be scheduled for trial in the second half of calendar year 2005. In TVI v. Microsoft, filed in U.S. District Court for the Northern District of California on May 16, 2002, the plaintiff alleges infringement by the Autoplay feature of Windows. The case is scheduled for trial in the second half of 2005. In Microsoft v. Lucent, filed in the U.S. District Court in San Diego on April 8, 2003, we are seeking a declaratory judgment that we do not infringe any valid patent among a number of patents Lucent has been asserting against computer manufacturers who sell computers with Microsoft software pre-installed. No trial date has been set. In Arendi USA, Inc. and Arendi Holding Limited v. Microsoft, filed in U.S. District Court for the District of Rhode Island on July 31, 2002, the plaintiffs alleged infringement of one patent by certain Smart Tags features in Microsoft Office XP and Office 2003. Following trial in September 2004 the jury returned a verdict for us, finding that we did not infringe the patents. The plaintiffs have appealed. In Amado v. Microsoft, filed in U.S. District Court for the Central District of California on March 7, 2003, the plaintiff has accused the link table functionality available in Microsoft Access when used with Microsoft Excel. After a jury trial, we were found to infringe one claim of the patent and damages were awarded in the amount of $8.9 million. The judge later found for us on its defense of laches, which reduced the damages award to $5.9 million. The court also imposed an injunction against further distribution of the accused feature as part of Microsoft Access, but stayed the injunction pending appellate review. We have appealed. In BTG v. Microsoft, filed in U.S. District Court for the Northern District of California on July 2, 2004, the plaintiff has accused our Windows and Office products of infringing several patents. The patents are directed to “update” technology, active desktop concepts and off-line browsing. No trial date has been set. In AVG v. Microsoft, the plaintiff filed a number of cases in the Eastern District of Texas against us, our major OEMs, other computer game console makers (Sony and Nintendo), and computer game publishers on August 23, 2004. The case concerns graphics functionality in Windows and Xbox. The first case against us is scheduled for trial in January 2006. Adverse outcomes in some or all of the pending patent cases may result in significant monetary damages or injunctive relief against us, adversely affecting distribution of our operating system or application products. The risks associated with an adverse decision may result in material settlements.

Other.    We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position or results of operations, these matters are subject to

PAGE	65

 Part II

Item 8

inherent uncertainties and management’s view of them may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

As of June 30, 2005, we had accrued liabilities totaling $1.7 billion in other current liabilities and $961 million in other long-term liabilities for all of the above matters.

NOTE 18    SEGMENT INFORMATION

Segment revenue and operating income/(loss) is as follows:

(In millions)

Year Ended June 30	2003	2004	2005

Revenue
Client	$10,304	$11,283	$12,048
Server and Tools	6,786	8,007	9,143
Information Worker	9,636	10,895	11,523
Microsoft Business Solutions	641	753	793
MSN	2,396	2,444	2,411
Mobile and Embedded Devices	153	239	334
Home and Entertainment	2,779	2,870	3,211
Reconciling amounts	(508)	344	325

Consolidated	$32,187	$36,835	$39,788

Operating Income/(Loss)
Client	$8,306	$8,975	$9,396
Server and Tools	1,879	2,302	2,888
Information Worker	7,500	8,112	8,616
Microsoft Business Solutions	(143)	(115)	(163)
MSN	(384)	383	469
Mobile and Embedded Devices	(162)	(98)	(19)
Home and Entertainment	(938)	(894)	(359)
Reconciling amounts	(6,513)	(9,631)	(6,267)

Consolidated	$9,545	$9,034	$14,561

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. The types of products and services provided by each segment are summarized below:

Client – Windows XP Professional and Home, Media Center Edition, Tablet PC Edition, and other standard Windows operating systems.

Server and Tools – Server software licenses and client access licenses (CALs) for Windows Server, Microsoft SQL Server, Exchange Server, and other server products. Also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services.

PAGE	66

 Part II

Item 8

Information Worker – Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, other information worker products including Microsoft LiveMeeting and OneNote, an allocation for Server CALs, and professional product support services.

Microsoft Business Solutions – Microsoft Great Plains, Microsoft Navision, Microsoft Axapta, Microsoft Solomon, Microsoft CRM, Microsoft Retail Management System, Microsoft Point of Sale and other business applications and services including the Microsoft Partner Program. Microsoft Business Solutions also develops Microsoft Office Small Business Accounting and Business Contact Manager for Outlook, which are marketed by Information Worker.

MSN – Personal communication services, such as e-mail and instant messaging, and online information offerings, such as MSN Search and the MSN portals and channels, and online paid services including MSN Internet Access, MSN Premium Web Services, and MSN Mobile service.

Mobile and Embedded Devices – Windows Mobile software, Windows Embedded operating systems, MapPoint, and Windows Automotive.

Home and Entertainment – Microsoft Xbox video game console system, PC games, mice, keyboards, Mac Office, and TV platform products.

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

Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, quarter end cut off timing, and accelerated amortization for depreciation, stock awards, and performance-based stock awards. In addition, certain revenue and expenses are excluded from segments or included in corporate-level activity including certain legal settlements and accruals for legal contingencies.

Significant reconciling items are as follows:

(In millions)

Year Ended June 30	2003	2004	2005

Operating income reconciling amounts:
Legal settlements and contingent liabilities	$(1,079)	$(2,832)	$(2,312)
Stock-based compensation expense	(3,749)	(4,516)	(1,042)
Revenue reconciling amounts	(508)	344	325
Corporate-level expenses(1)	(1,980)	(3,037)	(3,405)
Other	803	410	167

Total	$(6,513)	$(9,631)	$(6,267)

(1)	Corporate-level expenses exclude legal settlements and contingent liabilities, stock-based compensation expense, and revenue reconciling amounts presented separately in those line items.

Sales to Dell and its subsidiaries in the aggregate accounted for approximately 10% of total fiscal year 2004 and 2005 revenue. These sales were made primarily through our OEM and volume licensing channels and were included in all operating segments. No single customer accounted for more than 10% of revenue in 2003.

PAGE	67

 Part II

Item 8

Revenue, classified by the major geographic areas in which we operate, is as follows:

(In millions)

Year Ended June 30	2003	2004	2005

United States(1)	$22,077	$25,046	$26,949
Other countries	10,110	11,789	12,839

Total	$32,187	$36,835	$39,788

(1)	Includes shipments to customers in the United States, licensing to certain OEMs and multinational organizations, and exports of finished goods, primarily to Latin America and Canada.

Long-lived assets, classified by the geographic location of the controlling statutory company in which that company operates, are as follows:

(In millions)

Year Ended June 30	2004	2005

United States	$5,365	$5,506
Other countries	645	648

Total	$6,010	$6,154

PAGE	68

 Part II

Item 8

QUARTERLY INFORMATION

(In millions, except per share amounts) (Unaudited)

Quarter Ended	Sep. 30		Dec. 31		Mar. 31		June 30		Total

Fiscal year 2003
Revenue	$7,746		$8,541		$7,835		$8,065		$32,187
Gross profit	6,402		6,404		6,561		6,761		26,128
Net income	2,041		1,865		2,142		1,483	(1)	7,531
Basic earnings per share	0.19		0.17		0.20		0.14		0.70
Diluted earnings per share	0.19		0.17		0.20		0.14		0.69

Fiscal year 2004
Revenue	$8,215		$10,153		$9,175		$9,292		$36,835
Gross profit	6,735		7,809		7,764		7,811		30,119
Net income	2,614		1,549	(2)	1,315	(3)	2,690		8,168
Basic earnings per share	0.24		0.14		0.12		0.25		0.76
Diluted earnings per share	0.24		0.14		0.12		0.25		0.75

Fiscal year 2005
Revenue	$9,189		$10,818		$9,620		$10,161		$39,788
Gross profit	7,720		8,896		8,221		8,751		33,588
Net income	2,528	(4)	3,463		2,563	(5)	3,700	(6)	12,254
Basic earnings per share	0.23		0.32		0.24		0.34		1.13
Diluted earnings per share	0.23		0.32		0.23		0.34		1.12

(1)	Includes charges totaling $750 million (pre-tax) related to the Time Warner settlement and $1.15 billion in impairments of investments.
(2)	Includes stock-based compensation charges totaling $2.2 billion for the employee stock option transfer program.
(3)	Includes charges totaling $2.53 billion (pre-tax) related to the Sun Microsystems Inc. settlement and a fine imposed by the European Commission.
(4)	Includes charges totaling $536 million (pre-tax) related to the settlement of certain litigation with Novell, Inc.
(5)	Includes charges totaling $768 million (pre-tax) related to the Gateway, Inc. and Burst.com settlements, Sun Microsystems, Inc., and additional charges related to anti-trust and certain other matters.
(6)	Includes charges totaling $756 million (pre-tax) related to IBM and other matters.

PAGE	69

 Part II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2005 and 2004, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2005. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2005, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission, and our report dated August 23, 2005 expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

August 23, 2005

PAGE	70

 Part II

Item 9, 9A

ITEM 9.    CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS

ON ACCOUNTING AND FINANCIAL DISCLOSURE

Not applicable.

ITEM 9A.    CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures pursuant to Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2005. Deloitte & Touche LLP has audited this assessment of our internal control over financial reporting; their report is included in Item 9A.

PAGE	71

 Part II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Microsoft Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2005, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, evaluating management’s assessment, testing and evaluating the design and operating effectiveness of internal control, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinions.

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company’s principal executive and principal financial officers, or persons performing similar functions, and effected by the company’s board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of the inherent limitations of internal control over financial reporting, including the possibility of collusion or improper management override of controls, material misstatements due to error or fraud may not be prevented or detected on a timely basis. Also, projections of any evaluation of the effectiveness of the internal control over financial reporting to future periods are subject to the risk that the controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2005, is fairly stated, in all material respects, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2005, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2005 of the Company and our report dated August 23, 2005 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

August 23, 2005

PAGE	72

 Part II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our Directors may be found under the caption “Election of Directors and Management Information” of our Proxy Statement for the Annual Meeting of Shareholders to be held November 9, 2005 (the “Proxy Statement”). That information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the Microsoft Finance Code of Professional Conduct (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, and other finance organization employees. The finance code of ethics is publicly available on our website at www.microsoft.com/msft. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer or Chief Accounting Officer and Corporate Controller, we will disclose the nature of such amendment or waiver on that website or in a report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Information Regarding Executive Officer Compensation” and “Information About the Board and its Committees – Director Compensation” is incorporated herein by reference.

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

PAGE	73

 Part IV

Item 15

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

Exhibit Number	Description

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation(1)

3.2	Bylaws of Microsoft Corporation(2)

4.	Call Option Transaction Confirmation dated December 11, 2003 between Microsoft Corporation and JPMorgan Chase Bank(3)

10.1*	Microsoft Corporation 2001 Stock Plan(4)

10.2*	Microsoft Corporation 1991 Stock Option Plan(4)

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors(4)

10.4*	Microsoft Corporation Stock Option Plan for Non-Employee Directors(4)

10.5	Microsoft Corporation Stock Option Plan for Consultants and Advisors(4)

10.6*	Microsoft Corporation 2003 Employee Stock Purchase Plan(5)

10.7*	Microsoft Corporation 1998 Stock Option Gain and Bonus Deferral Program(5)

10.8*	Form of Stock Award Agreement(5)

10.9*	Form of Stock Award Agreement for Non-Employee Directors(5)

10.10*	Form of Shared Performance Stock Award Agreement for the January 1, 2004 to June 30, 2006 performance period(5)

10.11*	Form of Shared Performance Stock Award Agreement for the July 1, 2003 to June 30, 2006 performance period(5)

10.12*	Form of Stock Option Agreement(5)

10.13*	Form of Stock Option Agreement for Non-Employee Directors(5)

10.14	Trust Agreement dated June 1, 1993 between Microsoft Corporation and BNY Western Trust Company as trustee (formerly with First Interstate Bank of Washington as trustee)(6)

10.15	Trust Agreement dated June 30, 2003 between Microsoft Corporation and BNY Western Trust Company as trustee(7)

10.16	Form of Indemnification Agreement(6)

21.	Subsidiaries of Registrant

23.1	Consent of Independent Registered Public Accounting Firm

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2002.
(2)	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarterly Period Ended March 31, 2003.
(3)	Incorporated by reference to Quarterly Report on Form 10-Q for the Quarterly Period Ended December 31, 2003.
(4)	Incorporated by reference to Current Report on Form 8-K dated November 15, 2004.
(5)	Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2004.
(6)	Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2002.
(7)	Incorporated by reference to Annual Report on Form 10-K for the Fiscal Year Ended June 30, 2003.
*	Indicates a management contract or compensatory plan or arrangement.

PAGE	74

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on August 25, 2005.

MICROSOFT CORPORATION

By:	/s/ CHRISTOPHER P. LIDDELL
Christopher P. Liddell
Senior Vice President; Chief Financial Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on August 25, 2005

Signature	Title

/s/ WILLIAM H. GATES III William H. Gates III	Chairman and Chief Software Architect

/s/ STEVEN A. BALLMER Steven A. Ballmer	Director and Chief Executive Officer

/s/ JAMES I. CASH, JR. James I. Cash, Jr.	Director

/s/ DINA DUBLON Dina Dublon	Director

/s/ RAYMOND V. GILMARTIN Raymond V. Gilmartin	Director

/s/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director

/s/ DAVID F. MARQUARDT David F. Marquardt	Director

/s/ CHARLES H. NOSKI Charles H. Noski	Director

/s/ HELMUT PANKE Helmut Panke	Director

/s/ JON A. SHIRLEY Jon A. Shirley	Director

/s/ CHRISTOPHER P. LIDDELL Christopher P. Liddell	Senior Vice President, Finance and Administration; Chief Financial Officer (Principal Financial Officer)

/s/ J. SCOTT DI VALERIO J. Scott Di Valerio	Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

PAGE	75