Form 10-Q
period 2005-09-30
MICROSOFT CORP
filed 2005-10-27
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2005

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

The number of shares outstanding of the registrant’s common stock as of September 30, 2005 was 10,644,674,213.

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2005

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except per share amounts)(Unaudited)

	Three Months Ended September 30,
	2005	2004
Revenue	$9,741	$9,189
Operating expenses:
Cost of revenue	1,253	1,405
Research and development	1,515	1,530
Sales and marketing	1,945	1,664
General and administrative	982	1,096

Total operating expenses	5,695	5,695

Operating income	4,046	3,494
Investment income and other	506	279

Income before income taxes	4,552	3,773
Provision for income taxes	1,411	1,245

Net income	$3,141	$2,528

Earnings per share:
Basic	$0.29	$0.23

Diluted	$0.29	$0.23

Weighted average shares outstanding:
Basic	10,696	10,873

Diluted	10,772	10,920

Cash dividends declared per common share	$0.08	$3.16

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	September 30, 2005	June 30, 2005(1)
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$2,974	$4,851
Short-term investments	37,082	32,900

Total cash and short-term investments	40,056	37,751
Accounts receivable, net of allowance for doubtful accounts of $151 and $171	5,799	7,180
Inventories	726	491
Deferred income taxes	1,480	1,701
Other	1,770	1,614

Total current assets	49,831	48,737
Property and equipment, net	2,351	2,346
Equity and other investments	10,062	11,004
Goodwill	3,504	3,309
Intangible assets, net	502	499
Deferred income taxes	3,920	3,621
Other long-term assets	1,292	1,299

Total assets	$71,462	$70,815

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$1,852	$2,086
Accrued compensation	1,196	1,662
Income taxes	3,123	2,020
Short-term unearned revenue	7,148	7,502
Other	3,703	3,607

Total current liabilities	17,022	16,877
Long-term unearned revenue	1,658	1,665
Other long-term liabilities	4,455	4,158
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 10,645 and 10,710	60,862	60,413
Retained deficit, including accumulated other comprehensive income of $1,285 and $1,426	(12,535)	(12,298)

Total stockholders’ equity	48,327	48,115

Total liabilities and stockholders’ equity	$71,462	$70,815

(1)	Derived from audited financial statements

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended September 30,
	2005	2004
Operations
Net income	$3,141	$2,528
Depreciation, amortization, and other noncash items	234	183
Stock-based compensation	464	745
Net recognized (gains)/losses on investments	(130)	165
Stock option income tax benefits	—	128
Excess tax benefits from stock-based payment arrangements	(31)	—
Deferred income taxes	(128)	293
Unearned revenue	3,032	2,599
Recognition of unearned revenue	(3,419)	(3,062)
Accounts receivable	1,408	861
Other current assets	(340)	(202)
Other long-term assets	2	18
Other current liabilities	(209)	(345)
Other long-term liabilities	305	96

Net cash from operations	4,329	4,007

Financing
Common stock issued	1,001	487
Common stock repurchased	(3,116)	(355)
Common stock cash dividends	(857)	(870)
Excess tax benefits from stock-based payment arrangements	31	—

Net cash from financing	(2,941)	(738)

Investing
Additions to property and equipment	(213)	(173)
Acquisition of companies, net of cash acquired	(187)	—
Purchases of investments	(19,410)	(29,650)
Maturities of investments	949	7,201
Sales of investments	15,600	14,508

Net cash from investing	(3,261)	(8,114)

Net change in cash and equivalents	(1,873)	(4,845)
Effect of exchange rates on cash and equivalents	(4)	3
Cash and equivalents, beginning of period	4,851	14,304

Cash and equivalents, end of period	$2,974	$9,462

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended September 30,
	2005	2004
Common stock and paid-in capital
Balance, beginning of period	$60,413	$56,396
Common stock issued	827	414
Common stock repurchased	(731)	(160)
Stock-based compensation expense	464	745
Stock-based compensation income tax deficiencies	(112)	(251)
Other, net	1	3

Balance, end of period	60,862	57,147

Retained earnings (deficit)
Balance, beginning of period	(12,298)	18,429

Net income	3,141	2,528
Other comprehensive income:
Net gains on derivative instruments	42	31
Net unrealized investments gains/(losses)	(177)	44
Translation adjustments and other	(6)	14

Comprehensive income	3,000	2,617
Common stock dividends	(852)	(1,740)
Common stock repurchased	(2,385)	(507)

Balance, end of period	(12,535)	18,799

Total stockholders’ equity	$48,327	$75,946

See accompanying notes.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation and Consolidation

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies, product life cycles, and stock-based compensation forfeiture rates; and assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Microsoft Corporation 2005 Form 10-K.

During the quarter ended September 30, 2005, we revised our expense classification policies, which resulted in reclassifications of certain operating expenses. We have reclassified the prior period amounts to conform with the current period presentation. There was no impact on our results of operations.

Basis of Consolidation

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

Note 2 – Inventories

Components of inventories are as follows:

(In millions)	September 30, 2005	June 30, 2005
Finished goods	$429	$422
Raw materials and work in process	297	69

Inventories	$726	$491

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Components of basic and diluted earnings per share are as follows:

	Three Months Ended September 30,
(In millions, except earnings per share)	2005	2004
Net income available for common shareholders (A)	$3,141	$2,528

Weighted average outstanding shares of common stock (B)	10,696	10,873
Dilutive effect of employee stock options and awards	76	47

Common stock and common stock equivalents (C)	10,772	10,920

Earnings per share:
Basic (A/B)	$0.29	$0.23

Diluted (A/C)	$0.29	$0.23

For the three months ended September 30, 2005 and 2004, 789 million and 927 million shares attributable to outstanding stock options, respectively, were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. For the three months ended September 30, 2005 and 2004, 25.5 million and 22.7 million shared performance stock awards have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on our performance against metrics established for the performance period.

Note 4 – Unearned Revenue

Components of unearned revenue are as follows:

(In millions)	September 30, 2005	June 30, 2005
Volume licensing programs	$5,763	$6,000
Undelivered elements	2,097	2,119
Other	946	1,048

Unearned revenue	$8,806	$9,167

Unearned revenue by segment is as follows:

(In millions)	September 30, 2005	June 30, 2005
Client	$2,634	$2,687
Server and Tools	2,907	3,048
Information Worker	2,686	2,814
Other segments	579	618

Unearned revenue	$8,806	$9,167

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5 – Stockholders’ Equity

During the three months ended September 30, 2005, we repurchased 114.1 million shares of common stock for $3.03 billion under the repurchase plan approved by our Board of Directors on July 20, 2004. During the three months ended September 30, 2004, we repurchased 22.8 million shares of common stock for $625 million under the same plan.

On October 26, 2005, our Board of Directors approved a modification to its July 20, 2004 share repurchase plan. The original repurchase plan called for up to $30 billion of Microsoft common stock to be repurchased over the succeeding four years. Under the revised plan, we expect to complete the $30 billion approved repurchase amount no later than December 2006. As of September 30, 2005, approximately $19 billion remained of the $30 billion approved repurchase amount. In addition, the amended plan will have the effect of reducing the dilutive impact of our existing share-based arrangements. The specific timing and amount of repurchases will vary based upon market conditions, securities laws limitations, and other factors. All repurchases will be made using cash resources. The repurchase program may be suspended or discontinued at any time without previous notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

On September 22, 2005, our Board of Directors declared a regular quarterly dividend of $0.08 per share. The dividend is payable December 8, 2005, to shareholders of record at the close of business on November 17, 2005. The ex-dividend date is November 15, 2005. This dividend of approximately $852 million was included in other current liabilities on our balance sheet.

On July 20, 2004, our Board of Directors declared a quarterly dividend of $0.08 per share and a one-time special dividend of $3.00 per share. On September 15, 2004, the Board declared a second regular quarterly dividend of $0.08 per share.

Note 6 – Stock-Based Compensation

Effective July 1, 2005, we adopted Statement of Financial Accounting Standard (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Our net income for the three months ended September 30, 2005 includes $464 million of compensation costs and $144 million of income tax benefits related to our stock-based compensation arrangements. Our net income for the three months ended September 30, 2004 included $745 million of compensation costs and $246 million of income tax benefits related to our stock-based compensation arrangements.

Stock Awards and Shared Performance Stock Awards. Stock awards (“SAs”) are grants that entitle the holder to shares of common stock as the award vests.

Shared Performance Stock Awards (“SPSAs”) are a form of SAs in which the number of shares ultimately received depends on our performance against specified performance targets. The performance period is July 1,

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2003 through June 30, 2006 (January 1, 2004 through June 30, 2006 for certain executive officers). At the end of the performance period, the number of shares of stock and SAs issued will be determined by adjusting upward or downward from the target in a range between 33% and 150% (0% to 150% for certain executive officers). The final performance percentage on which the payout will be based, considering performance metrics established for the performance period, will be determined by our Board of Directors or a Committee of the Board at its sole discretion. Shares of stock will be issued following the end of the performance period and as the SAs vest ratably over the following two years. Because these awards cover a three-year period, SPSAs generally will only be awarded in fiscal year 2006 to newly hired and promoted employees eligible to receive SPSAs.

We measure the fair value of SAs and SPSAs based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of $0.08 and risk-free interest rates ranging from 3.8% to 4.7%. SAs and SPSAs are amortized over their applicable vesting period (generally five years) using the straight-line method.

The following activity has occurred under our existing plans:

	Shares (in millions)	Weighted Average Grant-Date Fair Value
Stock awards:
Nonvested balance at July 1, 2005	71.3	$23.92
Granted	35.2	24.49
Vested	(12.8)	23.78
Forfeited	(1.1)	23.91

Nonvested balance at September 30, 2005	92.6	$24.16

Shared performance stock awards:
Nonvested balance at July 1, 2005	35.3	$23.54
Granted	1.6	25.83
Vested	—	—
Forfeited	(0.1)	23.54

Nonvested balance at September 30, 2005	36.8	$23.61

During the three months ended September 30, 2004, we granted 35.2 million SAs and 1.6 million SPSAs. The SAs had a weighted-average grant date fair value of $23.79 and the SPSAs had a weighted-average grant date fair value of $24.01.

As of September 30, 2005, there was $1.8 billion and $481 million of total unrecognized compensation costs related to SAs and SPSAs, respectively. These costs are expected to be recognized over a weighted average period of 4.2 years and 2.9 years, respectively.

Stock Options. Nonqualified stock options have been granted to our directors under our non-employee director stock plan. Nonqualified and incentive stock options have been granted to our officers and employees under our employee stock plans. Options granted between 1995 and 2001 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire ten years from the date of grant. Options granted after 2001 vest over four and one-half years and expire ten years from the date of grant. Approximately 1.3 million stock options were granted in

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

conjunction with business acquisitions during the three months ended September 30, 2005. These options generally vest over four years. No options were granted during the three months ended September 30, 2004.

A summary of option activity under the plans for the three months ended September 30, 2005 is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Balance, July 1, 2005	864	$27.41
Granted	1	23.20
Exercised	(34)	21.08
Canceled	(12)	31.30
Forfeited	(3)	23.56

Balance, September 30, 2005	816	$27.62	4.8	$1,319
Exercisable, September 30, 2005	675	$28.48	4.5	$896

As of September 30, 2005, 345 million options transferred to JPMorgan remained outstanding and are excluded from the amount noted as options outstanding in the table above. Included in the options outstanding balance are approximately five million options that were granted in conjunction with business acquisitions. While these options are included in the options outstanding balance, they are excluded from the weighted average exercise prices presented. These options have an exercise price range of $0 to $170.87 and a weighted average exercise price of $11.72.

As of September 30, 2005, there was $974 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.3 years.

The total intrinsic value of stock options exercised was $179 million and the total fair value of stock awards vested was $304 million during the three months ended September 30, 2005. The total intrinsic value of stock options exercised was $237 million and the total fair value of stock awards vested was $15 million during the three months ended September 30, 2004.

Cash received from stock option exercises for the three months ended September 30, 2005 was $878 million. The income tax benefits from share-based arrangements totaled $173 million for the three months ended September 30, 2005, with approximately $74 million attributed to stock option exercises.

At September 30, 2005, an aggregate of 796 million shares were authorized for future grant under our stock plans, which cover stock options, SAs and SPSAs. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The options transferred to JPMorgan have been removed from our plans; any options transferred to JPMorgan that expire without being exercised will not become available for grant under any of our plans.

We issue new shares to satisfy stock option exercises. Under our revised share repurchase plan approved by our Board of Directors on October 26, 2005, we anticipate that shares repurchased will reduce the dilutive impact of our share-based arrangements. We currently expect the planned repurchase amount of $30 billion to be completed no later than December 2006; however, as this repurchase program may be suspended or discontinued at any time without prior notice, the timing and amount of repurchases is not known. Based upon the foregoing, we do not have a present estimate of the number of shares expected to be repurchased during fiscal year 2006.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Employee Stock Purchase Plan. We have an employee stock purchase plan for all eligible employees. Under this plan, shares of our common stock currently may be purchased by employees at three-month intervals at 90% of the fair market value on the last day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During the three months ended September 30, 2005 we issued 5.4 million shares under our employee stock purchase plan at an average price of $23.07 per share. At September 30, 2005, 154.4 million shares were reserved for future issuance under this plan.

Note 7 – Investment Income and Other

Components of investment income and other are as follows:

	Three Months Ended September 30,
(In millions)	2005	2004
Dividends and interest	$376	$411
Net recognized gains on investments	26	53
Net gains/(losses) on derivatives	86	(195)
Income from equity investees and other	18	10

Investment income and other	$506	$279

Note 8 – Contingencies

Government competition law matter. On March 25, 2004, the European Commission announced a decision in its competition law investigation of Microsoft. The Commission concluded that we infringed European competition law by refusing to provide our competitors with licenses to certain protocol technology in the Windows server operating systems and by including streaming media playback functionality in Windows desktop operating systems. The Commission ordered us to make the relevant licenses to our technology available to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified software relating to media playback. The decision also imposed a fine of €497 million, which resulted in a charge in the third quarter of fiscal year 2004 of €497 million ($605 million). We filed an appeal of the decision to the Court of First Instance on June 6, 2004. On December 22, 2004, the Court ordered that we must comply with the decision pending review on appeal and we are taking steps to ensure we are in compliance. The hearing date for the appeal is expected to be determined later in calendar year 2005. We continue to contest the conclusion that European competition law was infringed and will defend our position vigorously. The Korean Fair Trade Commission (“KFTC”) has been investigating whether our inclusion of streaming media technology or instant messenger technology in Windows, or the inclusion of Windows Media Services as an optional component of Windows Server, violates the Korean Fair Trade Law. The KFTC has been conducting hearings periodically since July 2005. The KFTC could enter a remedial order that could bar us from offering a version of Windows in Korea that included media or messenger technologies or bar us from offering Windows Server with Windows Media Services as an optional component. If the KFTC enters an order requiring Microsoft to remove code or redesign Windows uniquely for the Korean market, it might be necessary to withdraw Windows from the Korean market or delay offering new versions in Korea unless the remedial order is stayed or overturned on appeal. In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from us concerning competition, privacy, and security issues.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Antitrust, unfair competition, and overcharge class actions. A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts on behalf of variously defined classes of direct and indirect purchasers of our personal computers (“PCs”) operating system and certain software applications products. The federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that we competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover alleged overcharges for these products. To date, courts have dismissed all claims for damages in cases brought against us by indirect purchasers under federal law and in 17 states. Nine of those state court decisions have been affirmed on appeal. An appeal of one of those state rulings is pending. There was no appeal in four states. Claims under federal law brought on behalf of foreign purchasers have been dismissed by the U.S. District Court in Maryland as have all claims brought on behalf of consumers seeking injunctive relief under federal law. The ruling on injunctive relief and the ruling dismissing the federal claims of indirect purchasers are currently on appeal to the United States Court of Appeals for the Fourth Circuit, as is a ruling denying certification of certain proposed classes of U.S. direct purchasers. Courts in eleven states have ruled that indirect purchaser cases may proceed as class actions, while courts in two states have denied class certification. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the settlement, class members will be able to obtain vouchers that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers issued will depend on the number of class members who make a claim and are issued vouchers. Two-thirds of the value of vouchers unissued or unredeemed by class members will be made available to certain schools in California in the form of vouchers that also may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware, software, and related services. We also have reached similar agreements to settle all claims in a number of other states. The settlements in these states are structured similarly to the California settlement, except that, among other differences, one-half of the value of vouchers unissued to class members will be made available to certain schools in the relevant states. The maximum value of vouchers to be issued in these settlements, including the California settlement, is approximately $1.9 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The settlements in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Minnesota, Montana, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, Vermont, and West Virginia have received final court approval. The proposed settlement in Nebraska has received preliminary approval by the court, but still requires final approval. We estimate the total cost to resolve all of these cases will range between $1.3 billion and $1.6 billion, with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with SFAS No. 5, Accounting for Contingencies, and Financial Accounting Standards Board Interpretation (“FIN”) 14, Reasonable Estimation of the Amount of a Loss, at September 30, 2005 we have recorded a liability related to these claims of approximately $1.1 billion, net of payments to date primarily for administrative expenses and legal fees.

Other antitrust litigation and claims. On August 27, 2004, the City and County of San Francisco, the City of Los Angeles, and Los Angeles, San Mateo, Contra Costa, and Santa Clara Counties filed a putative class action against us in San Francisco Superior Court. The action was brought on behalf of all governmental entities, agencies, and political subdivisions of the State of California that indirectly purchased our operating system or word processing and spreadsheet software during the period from February 18, 1995 to the date of trial in the action. The plaintiffs seek treble damages under California’s Cartwright Act and disgorgement of unlawful profits under its Unfair Competition Act resulting from our alleged combinations to restrain trade, deny competition, and monopolize the world markets for PC operating systems and word processing and spreadsheet

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

applications (and productivity suites including these applications). We removed the case to the U.S. District Court for Maryland. Our motion to dismiss the complaint was granted in its entirety on April 18, 2005 with leave to file an amended complaint alleging claims under the Cartwright Act based on conduct within the four-year statute of limitation the court ruled applies to the plaintiffs’ claims. Microsoft and the plaintiffs have entered into a tentative settlement in this matter, which has been approved by four plaintiffs and is pending approval by the two remaining plaintiffs. If approved, this settlement will resolve all claims asserted in the lawsuit.

On December 18, 2003, RealNetworks, Inc. (“Real”) filed suit against us alleging violations of federal and state antitrust and unfair competition laws. The alleged violations related to streaming media features of Windows and related technologies. Real sought damages and injunctive relief, including a permanent injunction requiring us to offer a version of Windows products with no streaming media features. On October 11, 2005, we entered into a settlement agreement with Real resolving all of the companies’ antitrust disputes worldwide, including claims brought in the U.S. and Real’s participation in proceedings initiated by the European Union and Korea, and two separate agreements involving collaboration in digital music, games, search, and messaging technology. The $460 million payment to Real required under the settlement agreement has been made. We are scheduled to pay Real an additional $301 million over 18 months under the digital music and games agreements, and may earn credits against this amount for subscribers to Real’s music services delivered through MSN.

On November 12, 2004, Novell, Inc. filed a complaint in the U.S. District Court for Utah asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. On June 10, 2005, the trial court granted our motion to dismiss four of six claims of the complaint. The remaining two claims were not dismissed and litigation has proceeded on those claims. We are seeking leave to appeal the decision not to dismiss those claims.

Patent cases. We are a defendant in more than 35 patent infringement cases that we are defending vigorously. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, the plaintiffs alleged infringement by the browser functionality of Windows. On August 11, 2003, the jury awarded the plaintiffs approximately $520 million in damages for infringement from the date the plaintiffs’ patent was issued through September 2001. The plaintiffs are seeking an equitable accounting for damages from September 2001 to the present. On January 14, 2004, the trial court entered final judgment of $565 million, including post-trial interest of $45 million, and entered an injunction against distribution of any new infringing products, but stayed execution of the judgment and the injunction pending our appeal. We appealed and on March 2, 2005 the Court of Appeals for the Federal Circuit reversed the decision and vacated the judgment, ruling that the trial court had erred in excluding certain previous art evidence and ruling as a matter of law on other evidence. The appellate court also reversed the trial court’s decision that the inventors had not engaged in inequitable conduct by failing to reveal material previous art while obtaining the patent. We believe the total cost to resolve this case will not be material to our financial position or results of operations. The actual costs are dependent upon many unknown factors such as the events of a retrial of the plaintiff’s claims. In Research Corporation Technologies, Inc. v. Microsoft, filed in U.S. District Court for the District of Arizona on December 21, 2001, the plaintiff has asserted two patents related to half-toning, which it believes are infringed by certain printing functionality allegedly present in different versions of Windows. Plaintiff seeks an unspecified amount of damages in the form of “reasonable royalties” on Microsoft’s Windows products. Microsoft’s defense based on the plaintiff’s inequitable conduct was tried on August 11 and 12, 2005. The remaining issues in the case may be scheduled for trial in the second half of calendar year 2005. In TVI v. Microsoft, filed in U.S. District Court for the Northern District of California on May 16, 2002, the plaintiff alleged infringement by the Autoplay feature of Windows. The case was settled in

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

October 2005. In Microsoft v. Lucent, filed in the U.S. District Court in San Diego on April 8, 2003, we are seeking a declaratory judgment that we do not infringe any valid patent among a number of patents Lucent has been asserting against computer manufacturers that sell computers with Microsoft software pre-installed. No trial date has been set. In Arendi USA, Inc. and Arendi Holding Limited v. Microsoft, filed in U.S. District Court for the District of Rhode Island on July 31, 2002, the plaintiffs alleged infringement of one patent by certain Smart Tags features in Microsoft Office XP and Office 2003. Following trial in September 2004 the jury returned a verdict for us, finding that we did not infringe the patents. The plaintiffs have appealed. In Amado v. Microsoft, filed in U.S. District Court for the Central District of California on March 7, 2003, the plaintiff has accused the link table functionality available in Microsoft Access when used with Microsoft Excel. After a jury trial, we were found to infringe one claim of the patent and damages were awarded in the amount of $8.9 million. The judge later found for us on our defense of laches, which reduced the damages award to $5.9 million. The court also imposed an injunction against further distribution of the accused feature as part of Microsoft Access, but stayed the injunction pending appellate review. We have appealed. In BTG v. Microsoft, filed in U.S. District Court for the Northern District of California on July 2, 2004, the plaintiff has accused our Windows and Office products of infringing several patents. The patents are directed to “update” technology, active desktop concepts, and offline browsing. No trial date has been set. In American Video Graphics v. Microsoft, the plaintiff filed a number of cases in the Eastern District of Texas against us, our major original equipment manufacturers, other computer game console makers (Sony and Nintendo), and computer game publishers on August 23, 2004. The cases concern graphics functionality in Windows and Xbox. The first case against us is scheduled for trial in January 2006. Adverse outcomes in some or all of the pending patent cases may result in significant monetary damages or injunctive relief against us, adversely affecting distribution of our operating system or application products. The risks associated with an adverse decision may result in material settlements.

Other. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position or our results of operations, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

As of September 30, 2005, we had accrued aggregate liabilities totaling $1.1 billion in other current liabilities and $1.0 billion in other long-term liabilities for all of the above contingent matters described in this note.

Note 9 – Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. In September 2005, we announced a plan to reorganize the company into three newly formed divisions – Microsoft Platform Products and Services Division, Microsoft Business Division, and Microsoft Entertainment and Devices Division. The operational and internal reporting impacts of the planned reorganization are currently being evaluated.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment revenue and operating income/(loss) is as follows (1):

	Three Months Ended September 30,
(In millions)	2005	2004
Revenue
Client	$3,054	$2,852
Server and Tools	2,304	2,031
Information Worker	2,813	2,606
Microsoft Business Solutions	177	156
MSN	602	582
Mobile and Embedded Devices	70	50
Home and Entertainment	510	604
Reconciling amounts	211	308

Consolidated	$9,741	$9,189

Operating income/(loss)
Client	$2,474	$2,350
Server and Tools	759	662
Information Worker	2,121	2,016
Microsoft Business Solutions	(8)	(9)
MSN	90	102
Mobile and Embedded Devices	(1)	(14)
Home and Entertainment	(158)	(122)
Reconciling amounts	(1,231)	(1,491)

Consolidated	$4,046	$3,494

(1)	Segment information reflects our realignment of the MapPoint organization from the Mobile and Embedded Devices segment into the MSN segment. The three months ended September 30, 2004 information has been restated for this reorganization, other internal reorganizations, and changes to certain internal accounting methods to conform to the current period presentation.

Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment. Intersegment cost commissions are estimated by management and used to compensate or charge each segment for such shared costs and to incent shared efforts.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Significant reconciling items to arrive at operating income are as follows:

	Three Months Ended September 30,
(In millions)	2005	2004
Summary of reconciling amounts:
Corporate-level activity	$(1,268)	$(1,323)
Stock-based compensation expense	(143)	(441)
Revenue reconciling amounts	211	308
Other	(31)	(35)

Total	$(1,231)	$(1,491)

Note 10 – Goodwill

The amount of goodwill resulting from acquisitions during the three months ended September 30, 2005 was $207 million and related to the following:

•	Server & Tools acquired Frontbridge Technologies, Inc. ($178 million);

•	MSN acquired Teleo, Inc. ($18 million); and

•	Client acquired Alacris, Inc. ($11 million).

All of the entities were consolidated with Microsoft since their respective acquisition dates. The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effects of these acquisitions, individual or in the aggregate, were not material to Microsoft.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries as of September 30, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the three-month periods ended September 30, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2005, and the related consolidated statements of income, stockholders’ equity and cash flows for the year then ended (not presented herein); and in our report dated August 23, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington October 26, 2005

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

OVERVIEW

The following MD&A is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. This MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements.

We develop, manufacture, license, and support a wide range of software products for many computing devices. Our software products include operating systems for servers, personal computers (“PCs”) and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; and software development tools. We provide consulting and product support services and we train and certify system integrators and developers. We sell the Xbox video game console and games, PC games, and PC peripherals. Online communication and information services are delivered through our MSN portals and channels around the world.

Our revenue historically has fluctuated quarterly and has been highest in the second quarter of our fiscal year, generally due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Home and Entertainment segment is particularly subject to seasonality as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Historically, approximately 40% to 50% of Home and Entertainment revenue has been generated in our second fiscal quarter. We believe the seasonality of revenue is likely to continue in the future.

We intend to sustain the long-term growth of our businesses through technological innovation, engineering excellence, and a commitment to delivering high-quality products and services to customers and partners. Recognizing that one of our primary challenges is to help accelerate worldwide PC adoption and software upgrades, we continue to advance the functionality, security and value of Windows operating systems, including versions for new devices such as Tablet PCs, Media Center PCs, Portable Media Centers, and mobile devices such as Smartphones. We are also increasing our focus on emerging markets and reducing the amount of unlicensed software in those markets. In addition, we develop innovative software applications and solutions to enhance the productivity of information workers, improve communication and collaboration in work groups, aid business intelligence, and streamline processes for small and mid-sized businesses. To sustain the growth of our Server and Tools business amid competition from other vendors of both proprietary and open source software, our goal is to deliver products that provide the best platform for network computing — the most advanced, easiest to deploy and manage, and most secure, with the lowest total cost of ownership.

Worldwide macroeconomic factors have a strong correlation to business and consumer demand for our software, services, games, and Internet service offerings. We continue to expect that general macroeconomic conditions will remain stable in the remainder of fiscal year 2006.

Summary

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2005	2004
Revenue	$9,741	$9,189	6%
Operating income	$4,046	$3,494	16%

Our revenue increase for the three months ended September 30, 2005 was driven primarily by increased licensing of Windows Server operating systems and other server applications, growth in licensing of Windows Client operating systems through original equipment manufacturers (“OEMs”), and increased licensing of Office and other Information Worker products, as well as favorable fluctuations in foreign currency exchange rates. The revenue growth rate was partially offset by a decrease in Home and Entertainment revenue due to lower customer demand in anticipation of the Xbox 360 launch. During the first quarter, continued strong PC and server shipment growth and improved information technology (“IT”) spending as compared with the first quarter of fiscal year 2005 contributed to our overall revenue growth. Based on our preliminary estimates, the total worldwide PC shipments from all sources grew 15% to 17% from the first quarter of the previous year driven by strong consumer demand in both emerging and mature markets. We had previously estimated that overall server hardware shipments would grow 11% to 13% in fiscal year 2006 as compared with fiscal year 2005. Growth in the first quarter of fiscal year 2006 was consistent with our estimate. Foreign exchange rates also contributed approximately $93 million or one percentage point growth in total revenue for the quarter primarily due to relative strengthening of the euro versus the U.S. dollar. We hedge a portion of our international currency exposures, thereby reducing our overall exposure. Fluctuations in foreign currency exchange rates have a greater impact on non-OEM commercial and retail license business because a significant percentage of those product revenues are denominated in foreign currencies. The vast majority of OEM license revenue is denominated in U.S. dollars.

For the three months ended September 30, 2005, the operating income increase was primarily driven by an increase in revenue in Server and Tools and Client, which have higher gross margins. The operating income also increased due to a net decrease in headcount-related costs including stock-based compensation expense and a reduction in legal costs, partially offset by increased sales and marketing expenses.

For the remainder of fiscal year 2006, we expect revenue to grow at a higher rate than fiscal year 2005, mainly due to the launch of Xbox 360. We estimate worldwide PC shipments will grow 9% to 11% and we are maintaining our estimate of growth for worldwide server unit shipments of 11% to 13% in fiscal year 2006. We do not expect a benefit from year-over-year foreign currency exchange rates in fiscal year 2006.

We expect our operating income growth rate in fiscal year 2006 to exceed our revenue growth rate. Operating income is expected to reflect lower operating expenses due to lower costs for legal settlements than incurred in fiscal year 2005 and a reduction in headcount-related expenses. This is expected to be partially offset by the increase in the launch-related activities surrounding SQL Server 2005, Visual Studio 2005, Xbox 360 and Windows Vista and investments in MSN Search.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Our seven segments currently are Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment.

To drive greater agility in executing our software and services strategy, on September 20, 2005 we announced plans to reorganize the company into three newly formed divisions – Microsoft Platform Products and Services Division, Microsoft Business Division, and Microsoft Entertainment and Devices Division. The new Microsoft Platform Products and Services Division will include Client, Server and Tools, and MSN. It will be led by Kevin Johnson and Jim Allchin as co-presidents. Mr. Allchin has announced his planned retirement at the end of calendar year 2006 following the commercial release of the Windows Vista operating system. The Information Worker business and Microsoft Business Solutions will combine to form the Microsoft Business Division, to be led by Jeff Raikes as its president. Robbie Bach has been named president of the new Microsoft Entertainment and Devices Division, which will bring together Home and Entertainment and Mobile and Embedded Devices. Also during the first quarter, the company appointed Kevin Turner to the role of chief operating officer, responsible for our sales, marketing, and service professionals on a global basis as well as the company’s fulfillment and IT operations. The operational and internal reporting impacts of the planned reorganization are currently being evaluated.

Revenue and operating income/(loss) amounts in this section are presented on a basis consistent with U.S. Generally Accepted Accounting Principles (“GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 9 – Segment Information of the Notes to Financial Statements is presented on a basis consistent with the Company’s current internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately. Fiscal year 2005 amounts have been restated for certain internal reorganizations and to conform to the current period presentation. In addition, certain prior year amounts by operating expense line item have been reclassified to conform to the current period presentation.

Client

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2005	2004
Revenue	$3,191	$2,979	7%
Operating income	$2,576	$2,401	7%

Client includes revenue from Windows XP Professional and Home, Media Center Edition, Tablet PC Edition, and other standard Windows operating systems. Premium edition operating systems are Windows operating systems sold at a premium above Windows XP Home. Premium offerings include Windows XP Professional, Windows XP Media Center Edition, and Windows XP Tablet PC Edition. Client revenue growth is correlated with the growth of purchases of PCs from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue.

Client revenue increase for the first quarter of fiscal year 2006 was driven by an 18% growth in OEM license units and $319 million or 13% growth in OEM revenue from increased PC unit shipments partially offset by a $106 million or 19% decrease in revenue from commercial and retail licensing of Windows operating systems. This channel mix reflects our customers’ continued preference for upgrading their PC operating systems through the OEM channel when they replace their PCs versus the purchase of a multiyear licensing agreement. The difference between unit growth rates and revenue growth rates from quarter to quarter are driven by the channel mix of products sold by large, multinational OEMs versus those sold by local and regional system builders, the mix of premium versions of operating systems licensed during the quarter, and changes in the geographical mix. The mix of OEM Windows operating systems licensed during the quarter with premium edition operating systems as a percentage of total OEM Windows operating systems licensed during the quarter remained flat at 50% of total OEM Windows operating systems. This premium mix result includes the effects of an increase in the mix of Windows XP Media Center Edition licenses offset by a decrease in the mix of Windows XP Professional licenses.

Client operating income increase for the three months ended September 30, 2005 was primarily due to an increase in OEM revenue, partially offset by an increase in sales and marketing expenses associated with “Start Something,” a global advertising campaign, and higher product development costs and incremental hiring associated with Windows Vista, the next-generation operating system.

We anticipate that total PC shipments will continue to grow, at approximately 9% to 11% in fiscal year 2006, and will continue to influence growth in Client revenue. In addition, we estimate that increasing shipments of laptops as a percentage of total PC systems will continue to positively influence Client revenue growth due to the shorter replacement cycles for laptops compared with desktop PCs. The time between operating system releases may impact our ability to close on some multi-year licensing agreements. We expect emerging markets to continue to outpace mature market growth rates. Piracy continues to be a challenge in both emerging and mature markets; however significant price changes are not anticipated. We intend to focus on growing OEM licenses faster than the overall market by driving for gains against piracy through initiatives such as Windows Genuine Advantage. Client commercial and retail licensing revenues are expected to continue to lag behind overall Client revenue growth; however we expect to see improvements in these channels later in fiscal year 2006. We plan to continue our efforts to increase premium product mix and expect to see only modest improvements in fiscal year 2006, although we anticipate shipments of the premium-priced Windows XP Media Center Edition will grow as a percentage of total operating systems shipped.

Server and Tools

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2005	2004
Revenue	$2,531	$2,242	13%
Operating income	$896	$699	28%

Server and Tools consists of server software licenses and client access licenses (“CALs”) for Windows Server, Microsoft SQL Server, Exchange Server, and other server products. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server and Tools concentrates on licensing products, applications, tools, content and services that make information technology professionals and developers more productive and efficient. The segment uses multiple channels for licensing including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. The licenses are sold both as one-time licenses and as multiyear volume licenses depending upon the needs of different customers. Server and Tools uses product innovation and partnerships with information technology professionals to drive the adoption and sales growth of its products. Server and Tools growth is driven by performance of the overall market for information technology – both hardware and software.

Server and Tools revenue increased during the three months ended September 30, 2005 mainly driven by growth in Server and Server application revenue, including CAL revenue, which grew $227 million or 12% during the quarter reflecting broad adoption of Windows Server System products, including Windows Server, Exchange Server, Management Servers, and especially SQL Server. We had previously estimated that overall server hardware shipments would grow 11% to 13% in fiscal year 2006, and growth in the first quarter of fiscal year 2006 was consistent with our expectation. Consulting and Premier and Professional product support services revenue increased $62 million or 18% compared to the previous year, primarily due to an increase in consulting revenue and new Premier sales and earned revenue from existing customers. Foreign currency exchange rate changes accounted for approximately $38 million of total Server and Tools revenue growth.

Server and Tools operating income increased during the three months ended September 30, 2005 primarily due to an increase in revenue and a decrease in headcount-related costs including stock-based compensation expense, partially offset by an increase in sales and marketing costs.

We continue to expect worldwide server hardware shipments to grow approximately 11% to 13% in fiscal year 2006. However, we face strong competition from Linux-based, Unix, and other server operating systems. We anticipate no year-over-year foreign currency exchange rate benefits in fiscal year 2006. We also expect Server and Tools operating expenses to increase during fiscal year 2006 due to expected investment in headcount and new marketing initiatives and upcoming product releases, including SQL Server 2005 and Visual Studio 2005.

Information Worker

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2005	2004
Revenue	$2,675	$2,570	4%
Operating income	$1,934	$1,908	1%

Information Worker consists of the Microsoft Office System of programs, servers, services and solutions designed to increase personal, team and organization productivity. Information Worker includes Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, and other information worker products including Microsoft LiveMeeting and OneNote. Most revenue from this segment comes from licensing our Office System products. Revenue growth depends on the ability to add value to the core Office product set and expand our product offerings in other information worker areas such as document lifecycle management, collaboration, and business intelligence.

Information Worker revenue increase for the three months ended September 30, 2005 was primarily attributable to growth in volume licensing, retail packaged products, and preinstalled versions of Office in Japan, and changes in foreign currency exchange rates. The changes in foreign currency exchange rates accounted for approximately $37 million or one percentage point of the revenue growth for the quarter. Revenue for volume licensing, retail packaged product, and preinstalled versions of Office in Japan increased 5% or $101 million, and OEM revenue was flat in the first quarter of fiscal year 2006.

Information Worker operating income increase for the three months ended September 30, 2005 was primarily due to the revenue growth, partially offset by increases in salaries and benefits for existing headcount and incremental hiring to support field sales efforts as well as the additional costs of Groove Networks acquired in fourth quarter of fiscal year 2005. The increase in operating income was partially offset by increases in marketing costs associated with the “New Era” advertising campaign in additional geographic markets and a focus on executing marketing programs earlier in the fiscal year.

The revenue growth rate for Information Worker is expected to be higher in the second quarter as compared with the first quarter. We expect sustained momentum in our OEM and multiyear licensing offerings and increased purchasing of Office System 2003 as enterprises complete their product evaluations. We expect to see slowing revenue from retail packaged product late in the year as we approach the next version launch. We anticipate no year-over-year foreign currency exchange rate benefit in fiscal year 2006.

Microsoft Business Solutions

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2005	2004
Revenue	$181	$156	16%
Operating loss	$(12)	$(31)	61%

Microsoft Business Solutions provides integrated and adaptable business management software solutions optimized for small and mid-sized businesses, large organizations, and divisions of global enterprises. Microsoft Business Solutions products are developed to deliver affordable and rich functionality through an adaptable software platform that works like and with other Microsoft technologies. The main products consist of enterprise resource planning (“ERP”) solutions, customer relationship management (“CRM”) software, retail solutions, Microsoft Partner Program (“MSPP”) and related services. Microsoft Business Solutions also includes the Small and Mid-market Solutions & Partners (“SMS&P”) organization, which focuses on helping Microsoft, its customers, and industry partners in the small and mid-market customer segments. Revenue is derived from software and services sales, with software sales representing a significant amount of total revenue. Software revenues include both new software licenses and enhancement plans, which provide customers with future software upgrades over the period of the plan. Our solutions are delivered through a worldwide network of channel partners that provide specialized services and local support tailored to customer needs. The market for Microsoft Business Solutions is highly competitive, with a few strong players in the enterprise segment while the mid-market segment is more fragmented. In the first quarter of fiscal year 2006, we announced Microsoft Dynamics, a new brand for our financial, customer relationship, and supply chain management solutions that will replace Microsoft Business Solutions branding on subsequent product releases.

Microsoft Business Solutions revenue increased in the quarter ended September 30, 2005 primarily due to 18% growth in software revenue partially offset by a 3% decline in services revenue, which resulted from a strategic initiative to encourage our partners to provide more of these types of services. Performance from our ERP and CRM solutions and MSPP subscriptions resulted in growth of 21% in license and 16% in enhancement revenue.

Microsoft Business Solutions operating loss for the first quarter of fiscal year 2006 decreased mainly due to higher Microsoft Business Solutions product revenue and reduction in headcount-related costs driven by a decrease in stock-based compensation expense. This improvement has been partially offset by continued investments in the SMS&P organization.

Microsoft Business Solutions expects continued revenue growth through its portfolio of business solutions and related product releases, including newer applications such as Microsoft Office Small Business Accounting and the next major release of Microsoft Dynamics CRM. Continued investment in the next generation of solutions, broader geographical coverage, and plans for facilitating our partners to provide customized vertical solutions should result in improved business performance for Microsoft Business Solutions in fiscal year 2006, compared to fiscal year 2005.

MSN

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2005	2004
Revenue	$564	$559	1%
Operating income	$83	$80	4%

MSN includes personal communications services, such as e-mail and instant messaging, and online information offerings such as MSN Search, MapPoint, and the MSN portals and channels around the world. MSN also provides a variety of online paid services in addition to MSN Internet Access and MSN Premium Web Services. Revenue is derived primarily from advertisers on MSN, from consumers and partners through subscriptions and transactions generated from online paid services, and from subscribers to MSN Narrowband Internet Access. Effective July 1, 2005, functions related to MapPoint in Mobile and Embedded Devices have been moved to MSN. Mobile and Embedded Devices and MSN operating results for the prior period have been restated for this reorganization.

MSN revenue remained almost flat for the first quarter of fiscal year 2006 primarily due to a decline of $62 million or 30% in Internet Access revenue, as subscribers migrate to broadband or other competitively priced Internet service providers. Advertising revenue increased $60 million or 20% from the previous year due primarily to strong growth in display advertising on our portals, channels, email, and messaging services throughout the world. Revenue from subscriptions and transactions services other than Internet Access increased $7 million in the first quarter of fiscal year 2006 to $64 million. At the end of the first quarter of fiscal year 2006, MSN had 2.6 million internet access subscribers compared with 3.8 million at September 30, 2004 and 9.4 million total subscribers compared to 9.1 million at the end of the first quarter of prior year. In addition, we estimate that MSN has over 440 million unique users monthly, over 215 million active Hotmail accounts and over 185 million active Messenger accounts.

MSN operating income increased slightly for the three months ended September 30, 2005 due to lower operational costs related to Internet Access and lower customer-acquisition-related spending, partially offset by an increase in sales and marketing and research and development costs.

MSN expects increased growth in advertising revenue as it benefits from improvements to its advertising platform and search engine and continued increases in Internet spending. However, we are experiencing pressure on our search advertising prices which is tempering our rate of search revenue growth. We expect revenue from narrowband Internet Access to continue to decline throughout fiscal year 2006. Profitability may decline in fiscal year 2006 as investments are made in the development of new applications and services, the search and search monetization platform, and expanding the field sales force. MSN may from time to time continue to make investments in improving the user experience and in some cases the number of advertisements delivered either via our search tools or via our Internet portals may be reduced to improve the overall user experience thereby helping to sustain and grow our user base.

Mobile and Embedded Devices

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2005	2004
Revenue	$74	$49	51%
Operating loss	$(2)	$(29)	93%

Mobile and Embedded Devices includes Windows Mobile software, Windows Embedded operating systems, and Windows Automotive. These products extend the advantages of the Windows platform to mobile devices such as PDAs, phones, and a wide range of embedded devices. The business is also responsible for managing sales and customer relationships for Microsoft overall with device manufacturers and communication sector customers. The communication sector includes network service providers (such as wireless, wireline and cable operators) and media and entertainment companies. The market for products in these segments is intensely competitive. Competitive alternatives vary based on product lines and include product offerings from commercial and non-commercial mobile operating system providers, and proprietary software developed by OEMs and mobile operators. Short product lifecycles in product lines such as Windows Mobile software may impact our continuing revenue streams. Effective July 1, 2005, functions related to MapPoint in Mobile and Embedded Devices have been moved to MSN. Mobile and Embedded Devices and MSN operating results for the prior period have been restated for this reorganization.

Mobile and Embedded Devices revenue growth for the three months ended September 30, 2005 was primarily due to unit volume increases in all major product lines, especially Windows Mobile software sales and Windows Embedded operating systems. Increased revenue for Windows Mobile software was primarily driven by increased market demand for connected mobile devices such as phone-enabled PDAs and Smartphones, and continued with slower growth in volume shipments for standalone PDAs. The increase in Windows Embedded revenue was due to our operating system being included in new product designs for both new and existing customers. In the three months ended September 30, 2005, revenue for Windows Embedded operating systems increased $12 million or 57% and revenue for Windows Mobile software increased $11 million or 41%.

Mobile and Embedded Devices operating loss for the three months ended September 30, 2005 decreased primarily due to an increase in revenue and a reduction in sales and marketing expense. This improvement was partially offset by increased salary and benefit costs from increased headcount.

We expect revenue for Mobile and Embedded Devices to continue to grow in fiscal year 2006 driven by an overall increase in customer demand for connectivity, and an increase in the number of new devices being offered by OEMs and mobile operators incorporating Windows Mobile software and Windows Embedded operating systems.

Home and Entertainment

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2005	2004
Revenue	$525	$634	(17)%
Operating loss	$(141)	$(138)	(2)%

Home and Entertainment includes the Microsoft Xbox video game console system, PC games, the Home Products Division, and TV platform products for the interactive television industry. The success of video game consoles is determined by console functionality, the portfolio of video game content for the console, online services, and the market share of the console. Our Xbox business is transitioning to a new console, the Xbox 360, launching in the second quarter of fiscal year 2006. We believe that the functionality of our new console, portfolio of games and online services are well-positioned relative to new competitive consoles. We also believe our launch timing, expected to be in advance of competitive consoles, will provide a strategic advantage for the Xbox 360. At the same time, with the announcement of our next generation console, the current generation Xbox revenues have declined and are expected to continue to decline.

Home and Entertainment revenue decreased in the first quarter of fiscal year 2006 primarily due to lower customer demand in anticipation of the upcoming Xbox 360 launch. In the first quarter of fiscal year 2006, Xbox revenues declined $132 million or 34% due to lower console volumes and lower games revenue driven by fewer software title releases. Revenue from consumer hardware and software, PC games and TV platforms increased $23 million or 9% due to the strength of new PC games software sales.

Home and Entertainment operating loss in first quarter of fiscal year 2006 increased primarily due to an increase in Xbox 360 product design, development and sales and marketing expenses related to launch marketing and a reduction in Xbox game revenue. The increase in operating loss was partially offset by lower console volumes and lower console costs. Historically, Xbox consoles have negative gross margins.

In fiscal year 2006, we expect Xbox console unit volumes and revenue to increase from fiscal year 2005 due to the launch of the Xbox 360. In fiscal year 2006 we expect PC games revenue to increase from fiscal year 2005 driven by more new game titles. We expect operating expenses and operating loss to continue to increase as we near the launch of Xbox 360 as a result of launch-related activities and higher initial Xbox 360 console costs.

Corporate-Level Expenses

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2005	2004
Corporate-level expenses	$1,288	$1,396	(8)%

Certain corporate-level expenses are not allocated to our segments. Those expenses primarily include corporate operations related to broad-based sales and marketing, product support services, human resources, legal, finance, IT, corporate development and procurement activities, research and development and other costs, and accrued legal settlements and contingencies.

Corporate-level expenses in the first quarter of fiscal year 2006 decreased primarily due to a reduction in legal costs and headcount-related costs driven by declining stock-based compensation expense, partially offset by incremental hiring and an increase in salary and benefits for existing employees. Legal costs in the first quarter of fiscal year 2006 were lower primarily due to the RealNetworks settlement expense of $361 million being lower than the legal settlement expense related to the Novell settlement in the first quarter of fiscal year 2005 of $536 million.

Cost of Revenue

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2005	2004
Cost of revenue	$1,253	$1,405	(11)%
As a percent of revenue	13%	15%	(2	)ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. For the first quarter of fiscal year 2006, the cost of revenue declined mainly due to a $98 million reduction in Home and Entertainment product costs resulting from lower Xbox console volumes and lower console costs, and a reduction in headcount-related costs including stock-based compensation expense.

Research and Development

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2005	2004
Research and development	$1,515	$1,530	(1)%
As a percent of revenue	16%	17%	(1	)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. For the first quarter of fiscal year 2006, research and development costs decreased mainly due to a reduction in headcount-related costs including stock-based compensation expense, partially offset by an increase in product development costs associated with Xbox 360, Windows Vista and other Server products.

Sales and Marketing

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2005	2004
Sales and marketing	$1,945	$1,664	17%
As a percent of revenue	20%	18%	2	ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other programs. Sales and marketing expenses increased in the three months ended September 30, 2005 primarily due to higher marketing and higher headcount-related expenses. Marketing expenses increased mainly related to the “Start Something” campaign for Windows, the “New Era” campaign for Office, the launch of SQL Server 2005, and other upcoming launches. Headcount-related expenses increased due to incremental hiring and increased salaries and benefits, partially offset by a reduction in stock-based compensation expense.

General and Administrative

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2005	2004
General and administrative	$982	$1,096	(10)%
As a percent of revenue	10%	12%	(2	)ppt

General and administrative costs include payroll, employee benefits, stock-based compensation and other headcount-related costs associated with finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative costs decreased in the three months ended September 30, 2005 mainly due to lower legal costs, partially offset by an increase in other headcount-related costs. Legal costs in the first quarter of fiscal year 2006 were lower primarily due to the RealNetworks settlement expense of $361 million being lower than the legal settlement expense related to the Novell settlement in the first quarter of fiscal year 2005 of $536 million.

INVESTMENT INCOME, INCOME TAXES, AND OTHER

Investment Income and Other

The components of investment income and other are as follows:

	Three Months Ended September 30,		Change
(In millions)	2005	2004
Dividends and interest	$376	$411	$(35)
Net recognized gains on investments	26	53	(27)
Net gains/(losses) on derivatives	86	(195)	281
Income from equity investees and other	18	10	8

Investment income and other	$506	$279	$227

Dividends and interest income declined primarily due to a decline in the average balance of dividend and interest-bearing investments as a result of the payment of the $32.64 billion special dividend on December 2, 2004 partially offset by an increase in the interest rates received on our fixed income investments.

Net recognized gains on investments declined primarily due to fewer sales of investments in the current period. Net recognized gains on investments also include other-than-temporary impairments of $12 million in the first quarter of fiscal year 2006 compared with $23 million in the comparable period in the prior year. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary.

We use derivative instruments to manage exposures to interest rates, equity prices, and foreign currency markets and to facilitate portfolio diversification. Net gains and losses on derivatives are as follows:

	Three Months Ended September 30,
(In millions)	2005	2004	Change
Net gains/(losses) on equity derivatives	$106	$(15)	$121
Net gains on commodity derivatives	104	—	104
Net losses on interest rate derivatives	(21)	(75)	54
Net losses on foreign exchange contracts	(103)	(105)	2

Net gains/(losses) on derivatives	$86	$(195)	$281

During the current fiscal quarter we experienced an increase in gains related to equity derivatives primarily as a result of derivatives used to economically hedge against declines in equity prices. These gains are offset by unrealized losses in the underlying assets recorded as a component of other comprehensive income. The gain related to commodity positions was driven by an increase in the underlying commodity indices. Net losses on interest rate derivatives were $21 million. During the prior fiscal quarter, net losses related to interest rate derivatives were $75 million and were offset by unrealized gains related to an increase in the market value of fixed income securities included as a component of other comprehensive income. Net losses related to foreign currency contracts are related in part to hedging anticipated foreign currency revenues and economically hedging foreign currency denominated investment exposures. These losses were offset by unrealized gains in the underlying assets.

Income Taxes

Our effective tax rate for the first quarter of fiscal year 2006 and the first quarter of fiscal year 2005 was 31% and 33%, respectively. The decline in the tax rate was driven primarily by an increase in earnings taxed at lower rates in foreign jurisdictions.

FINANCIAL CONDITION

Cash and equivalents and short-term investments totaled $40.06 billion as of September 30, 2005 compared with $37.75 billion as of June 30, 2005. The increase is attributable to cash provided by operations partially offset by common stock repurchases of 114 million shares for $3.12 billion during the first quarter of fiscal year 2006. Equity and other investments were $10.06 billion as of September 30, 2005 compared to $11.00 billion as of June 30, 2005. The investment portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S.-dollar-denominated securities, but also includes foreign currency positions in order to diversify financial risk. The portfolio is primarily invested in short-term securities to facilitate rapid deployment for immediate cash needs. As a result of the special dividend in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $12.54 billion at September 30, 2005. Our retained deficit is not expected to impact our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. Other unearned revenue includes Services, TV Platform, Microsoft Business Solutions, and advertising and subscription services in which we have been paid upfront and earn the revenue when we provide the service or software or otherwise meet the revenue recognition criteria.

Unearned revenue as of September 30, 2005 decreased $361 million from June 30, 2005, reflecting recognition of unearned revenue from multiyear licensing that has outpaced additions by $237 million, a $22 million decline in revenue deferred for undelivered elements, and $102 million decrease primarily in unearned revenue for Services, TV Platform, and MSN.

The following table outlines the expected recognition of $8.81 billion of unearned revenue as of September 30, 2005:

(In millions)	Recognition of Unearned Revenue
Three months ended:
December 31, 2005	$2,833
March 31, 2006	2,167
June 30, 2006	1,499
September 30, 2006	649
Thereafter	1,658

Unearned revenue	$8,806

See Note 4 – Unearned Revenue of the Notes to Financial Statements

Cash Flows

Cash flow from operations for the three months ended September 30, 2005 increased $322 million from the first quarter of fiscal year 2005 to $4.33 billion, due to an increase in cash received from customers, partially offset by cash used to support other changes in working capital. Cash used for financing was $2.94 billion in the first quarter of fiscal year 2006, an increase of $2.20 billion from the corresponding period in fiscal year 2005. The increase reflects the $3.12 billion of common stock repurchases in the three months ended September 30, 2005 compared with $355 million in the prior year. The impact from share repurchases was partially offset by the increase in cash from common stock issuances of $1.00 billion in the first quarter of fiscal year 2006 as compared with $487 million in the first quarter of fiscal year 2005. Cash used for investing was $3.26 billion in the first quarter of fiscal year 2006, a decrease of $4.85 billion from the first quarter of fiscal year 2005, due to a $5.08 billion decrease in net cash used for combined investment purchases, sales and maturities.

We have no material long-term debt. Stockholders’ equity at September 30, 2005 was $48.33 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices. We have issued residual value guarantees in connection with various operating leases. These guarantees provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of September 30, 2005, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability currently exists. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

On September 22, 2005, our Board of Directors declared a regular quarterly dividend of $0.08 per share. The dividend is payable December 8, 2005, to shareholders of record at the close of business on November 17, 2005. The ex-dividend date is November 15, 2005.

On October 26, 2005, our Board of Directors approved a modification to its July 20, 2004 share repurchase plan. The original repurchase plan called for up to $30 billion of Microsoft common stock to be repurchased over the succeeding four years. Under the revised plan, we expect to complete the $30 billion approved repurchase amount no later than December 2006. As of September 30, 2005, approximately $19 billion remained of the $30 billion approved repurchase amount. The specific timing and amount of repurchases will vary based upon market conditions, securities laws limitations, and other factors. The repurchase program may be suspended or discontinued at any time without previous notice.

We believe existing cash and equivalents and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements, regular quarterly dividends and planned share repurchases. Our philosophy regarding the maintenance of a balance sheet with a large component of cash and short-term investments, as well as equity and other investments, reflects our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to our business model. We regularly assess our investment management approach in view of our current and potential future needs.

Prior to July 1, 2005, we accounted for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation cost for all stock-based awards was measured at the grant date based on the value of the award and was recognized as expense over the service period for awards that were expected to vest.

Effective July 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No.123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Off-balance sheet arrangements

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

We account for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. Customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis, the fair value of which is recognized over the product’s estimated life cycle. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SAB 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (July 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

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

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, our results of operations, or our cash flows.

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations and trading price of our common stock. Please refer also to our annual report on Form 10-K for fiscal year 2005 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

We face intense competition. We continue to experience intense competition across all markets for our products and services. Our competitors range in size from Fortune 100 companies to small, single-product businesses that are highly specialized and open source community-based projects. While we believe the breadth of our businesses and product portfolio offers benefits to our customers that are a competitive advantage, our competitors that are focused on a narrower product line may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low. The Internet as a distribution channel and the non-commercial software model described above have reduced barriers to entry even further. Non-commercial software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our products. In response to competitive factors, we are developing versions of our products with basic functionality that are sold at lower prices than the standard versions. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins and operating income.

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

Security vulnerabilities in our products could lead to reduced revenues or to liability claims. Maintaining the security of computers and computer networks is an issue of critical importance for us and our customers. There are malicious hackers who develop and deploy viruses, worms, and other malicious software programs that attack our products. While this is an industry-wide phenomenon that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to addressing these critical issues. We are focusing our efforts on engineering even more secure products, enhancing security and reliability options and settings when we deliver products, and providing guidance to help our customers make the best use of our products and services to protect against computer viruses and other attacks on their computing environment. In addition, we are working to improve the deployment of software updates to address security vulnerabilities discovered after our products are released. We are also investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed. We are also advising customers on how to help protect themselves from security threats through the use of our online automated security tools, our published security guidance, and the deployment of security software such as firewalls, anti-virus, and other security software. The cost of these steps could adversely affect our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases, or to use competitive products. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue. We devote significant resources to improving the security design and engineering of our software. Nevertheless, actual or perceived vulnerabilities may lead to claims against us. While our license agreements typically contain provisions that eliminate or limit our exposure to such liability claims, there is no assurance these provisions will be held effective under applicable laws and judicial decisions.

We are subject to government litigation and regulatory activity that affects how we design and market our products. Lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions were resolved through a Consent Decree that took effect in November 2001 and a Final Judgment entered in November 2002. These proceedings imposed regulatory constraints on our Windows operating system businesses, including limits on certain contracting practices, required disclosure of certain software program interfaces, limits on Microsoft’s ability to ensure the visibility of certain Windows features in new PCs, and required licensing of certain communications protocols. While we believe we currently are in full compliance with the Decree and Judgment, if we fail to comply with them in the future additional restrictions could be imposed on us that would adversely affect our business.

In March 2004, the European Commission determined that we must create new versions of Windows that do not include certain multimedia technologies, many of which are required for certain Web sites, software applications and other aspects of Windows to function properly, and we must provide our competitors with specifications for how to implement certain communications protocols supported in Windows. Microsoft has appealed both determinations to European courts. As a result of the Commission decision, we have incurred and will continue to incur duplicative development costs (absent a court decision to reverse or limit this aspect of the ruling). The availability of these alternative versions of Windows in the market also may cause confusion that harms our reputation, including among consumers and with third-party software and Web site developers who rely on the functionality removed from these alternative versions. The Commission ruling obligates Microsoft to make available specifications for certain Windows communications protocol technologies on licensing terms that are closely regulated by the Commission. The availability of these licenses may enable competitors to develop software products that better mimic the functionality of Microsoft’s own products which could result in a reduction in sales of our products. Unless reversed or limited on appeal, the ruling of the European Commission may be cited as a precedent in other proceedings that seek to limit our ability to continue to improve Windows by adding new functionality in response to consumer demand. The ruling also illustrates a risk that competition authorities in Europe or elsewhere may authorize competitors to distribute implementations of Microsoft communications protocols in source code form without proper contractual provisions to protect our intellectual property.

The Korean Fair Trade Commission (“KFTC”) has been investigating whether our inclusion of streaming media technology or instant messenger technology in Windows, or the inclusion of Windows Media Services as an optional component of Windows Server, violates the Korean Fair Trade Law. The KFTC could enter a remedial order that could bar us from offering a version of Windows in Korea that included media or messenger technologies or bar us from offering Windows Server with Windows Media Services as an optional component. If the KFTC enters an order requiring Microsoft to remove code or redesign Windows uniquely for the Korean market, it might be necessary to withdraw Windows from the Korean market or delay offering new versions in Korea unless the remedial order is stayed or overturned on appeal.

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

We have claims and lawsuits against us that may result in adverse outcomes. We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the claims pending against us may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. While management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

We may have additional tax liabilities. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different than that which is reflected in historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result.

We may be at risk of having insufficient supplies of certain Xbox 360 components or console inventory. Some components of the upcoming Xbox 360 are obtained from a single supplier and others may be subject to an industry-wide supply shortage. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain replacement supplies on a timely basis resulting in reduced console and game sales. Components are ordered based on forecasted console demand so we may experience component shortages for the Xbox 360. Similarly, if our demand forecasts for the existing Xbox console are inaccurate and exceed actual demand, we may have excess console inventory that may require us to record charges to cost of revenue for the excess inventory. Xbox 360 consoles will be assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenues and operating margins.

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

Changes in accounting may affect our reported earnings and operating income. Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as revenue recognition for software, accounting for financial instruments, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in our products or business could significantly change our reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See Note 1 in “Item 1. Financial Statements” and “Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies” of this report.

We operate a global business that exposes us to additional risks. We operate in over 100 countries and a significant part of our revenue comes from international sales. Pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the United States and other countries. Operations outside of the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for software; social, political, labor or economic conditions in a specific country or region; and difficulties in staffing and managing foreign operations. While we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our future net revenues.

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

We have limited insurance. We maintain third party insurance coverage against various liability risks and risks of property loss. Because of the unavailability or high cost of conventional insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of September 30, 2005, the face value of captive insurance arrangements was $2.0 billion. Actual value at any particular time will vary due to deductibles, exclusions, other restrictions, and claims. While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with the risks discussed in this report or other events could exceed the coverage provided by such arrangements.

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

Item 3. Quantitative and Qualitative Disclosures about Market Risk

We are exposed to foreign currency, interest rate, fixed income, equity, and commodity price risks. A portion of these risks is hedged, but fluctuations could impact our results of operations and financial position. We hedge a portion of anticipated revenue and accounts receivable exposure to foreign currency fluctuations, primarily with option contracts. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. Fixed income securities are subject to interest rate risk. The portfolio is diversified and structured to minimize credit risk. Securities held in our equity and other investments portfolio are subject to price risk, and are generally not hedged. However, we use options to hedge our price risk on certain equity securities that are held primarily for strategic purposes.

We use a value-at-risk (“VAR”) model to estimate and quantify our market risks. VAR is the expected loss, for a given confidence level, in fair value of our portfolio due to adverse market movements over a defined time horizon. The VAR model is not intended to represent actual losses in fair value, but is used as a risk estimation and management tool. The model used for currencies and equities is geometric Brownian motion, which allows incorporation of optionality with regard to these risk exposures. For interest rate risk, the mean reverting geometric Brownian motion is used to reflect the principle that fixed-income securities prices revert to maturity value over time.

VAR is calculated by first simulating 10,000 market price paths over a specified period of time for equities, interest rates and foreign exchange rates, taking into account historical correlations among the different rates and prices. Each resulting unique set of equities prices, interest rates, and foreign exchange rates is then applied to substantially all individual holdings to re-price each holding. The 250th worst performance (out of 10,000) represents the VAR over a specified period of time at the 97.5 percentile confidence level. Several risk factors are not captured in the model, including liquidity risk, operational risk, credit risk, and legal risk.

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

VAR numbers are shown separately for interest rate, currency, equity, and commodity risks. These VAR numbers include the underlying portfolio positions and related hedges. We use historical data to estimate VAR. Given the reliance on historical data, VAR is most effective in estimating risk exposures in markets in which there are no fundamental changes or shifts in market conditions. An inherent limitation in VAR is that the distribution of past changes in market risk factors may not produce accurate predictions of future market risk.

The following table sets forth the one-day VAR for substantially all of our positions:

(In millions)	June 30, 2005	September 30, 2005	Three months ended September 30, 2005
Risk Categories			Average	High	Low
Interest rates	$88	$110	$100	$127	$79
Currency rates	52	14	29	52	14
Equity prices	164	150	155	168	135
Commodity prices	14	18	16	18	13

Total one-day VAR for the combined risk categories is $179 million at September 30, 2005 and $195 million at June 30, 2005. The total VAR is 39% less at September 30, 2005 and 39% less at June, 30 2005 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On October 11, 2005, we entered into a settlement agreement with RealNetworks, Inc. (“Real”) resolving all of the companies’ antitrust disputes worldwide, including claims brought in the U.S. and Real’s participation in proceedings initiated by the European Union and Korea, and two separate agreements involving collaboration in digital music, games, search, and messaging technology. The $460 million payment to Real required under the settlement agreement has been made. We are scheduled to pay Real an additional $301 million over 18 months under the digital music and games agreements, and may earn credits against this amount for subscribers to Real’s music services delivered through MSN.

Microsoft and the plaintiffs have entered into a tentative settlement in the August 2004 antitrust class action lawsuit brought by six California cities and counties. The settlement has been approved by four plaintiffs and is pending approval by the two remaining. If approved, this settlement will resolve all claims asserted in the lawsuit.

See Note 8 – Contingencies of the Notes to Financial Statements (Item 1) for information regarding other legal proceedings in which we are involved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1, 2005 - July 31, 2005	19,104,062	$25.26	19,104,062	$21,516
August 1, 2005 - August 31, 2005	60,546,656	27.06	60,546,656	19,878
September 1, 2005 - September 30, 2005	34,483,500	26.34	34,483,500	18,969

	114,134,218		114,134,218

On July 20, 2004, our Board of Directors approved a plan to buy back up to $30 billion in Microsoft common stock over the next four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations and other factors. The repurchases will be made using our cash resources. During the first quarter of fiscal 2006, we repurchased 114 million shares for $3.03 billion under this announced plan. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. The repurchase program may be suspended or discontinued at any time without prior notice.

On October 26, 2005, our Board approved a modification to its July 20, 2004 share repurchase plan. The original repurchase plan called for up to $30 billion of Microsoft common stock to be repurchased over the succeeding four years. Under the revised plan, we expect to complete the $30 billion approved repurchase amount no later than December 2006.

Item 6. Exhibits

10	Offer Letter from Microsoft Corporation dated July 27, 2005, executed by B. Kevin Turner on July 28, 2005 (1)

15	Letter re unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

(1)	Incorporated by reference to the Company’s Current Report on Form 8-K, as filed with the Commission on August 4, 2005.

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Microsoft Corporation

Date: October 27, 2005	By:	/s/ CHRIS P. LIDDELL
Chris P. Liddell Senior Vice President; Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

/s/ J. SCOTT DI VALERIO
J. Scott Di Valerio Corporate Vice President, Finance and Administration; Chief Accounting Officer (Chief Accounting Officer)