Form 10-Q
period 2005-12-31
MICROSOFT CORP
filed 2006-01-26
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2005

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

(425) 882-8080

(Registrant’s telephone number, including area code)

None

(Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 23, 2006
Common Stock, $0.00000625 par value per share	10,333,368,967 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2005

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except per share amounts)(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Revenue	$11,837	$10,818	$21,578	$20,007
Operating expenses:
Cost of revenue	2,239	1,875	3,492	3,280
Research and development	1,591	1,421	3,106	2,951
Sales and marketing	2,689	2,122	4,634	3,786
General and administrative	661	651	1,643	1,747

Total operating expenses	7,180	6,069	12,875	11,764

Operating income	4,657	4,749	8,703	8,243
Investment income and other	480	420	986	699

Income before income taxes	5,137	5,169	9,689	8,942
Provision for income taxes	1,484	1,706	2,895	2,951

Net income	$3,653	$3,463	$6,794	$5,991

Earnings per share:
Basic	$0.35	$0.32	$0.64	$0.55

Diluted	$0.34	$0.32	$0.63	$0.55

Weighted average shares outstanding:
Basic	10,560	10,877	10,628	10,875

Diluted	10,638	10,956	10,708	10,936

Cash dividends declared per common share	$0.09	$0.08	$0.17	$3.24

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	December 31, 2005	June 30, 2005(1)
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$4,083	$4,851
Short-term investments	30,618	32,900

Total cash and short-term investments	34,701	37,751
Accounts receivable, net of allowance for doubtful accounts of $208 and $171	7,758	7,180
Inventories, net	1,003	491
Deferred income taxes	1,487	1,701
Other	1,745	1,614

Total current assets	46,694	48,737
Property and equipment, net	2,452	2,346
Equity and other investments	9,095	11,004
Goodwill	3,553	3,309
Intangible assets, net	466	499
Deferred income taxes	3,713	3,621
Other long-term assets	1,284	1,299

Total assets	$67,257	$70,815

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,477	$2,086
Accrued compensation	1,249	1,662
Income taxes	2,787	2,020
Short-term unearned revenue	7,118	7,502
Other	3,116	3,607

Total current liabilities	16,747	16,877
Long-term unearned revenue	1,720	1,665
Other long-term liabilities	4,582	4,158
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 10,384 and 10,710	60,140	60,413
Retained deficit, including accumulated other comprehensive income of $1,210 and $1,426	(15,932)	(12,298)

Total stockholders’ equity	44,208	48,115

Total liabilities and stockholders’ equity	$67,257	$70,815

(1)	Derived from audited financial statements

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Operations
Net income	$3,653	$3,463	$6,794	$5,991
Depreciation, amortization, and other noncash items	231	108	465	291
Stock-based compensation	514	551	978	1,296
Net recognized (gains)/losses on investments	(75)	74	(205)	239
Stock option income tax benefits	—	99	—	227
Excess tax benefits from stock-based payment arrangements	(13)	—	(44)	—
Deferred income taxes	170	68	42	361
Unearned revenue	3,670	3,354	6,702	5,953
Recognition of unearned revenue	(3,622)	(3,166)	(7,041)	(6,228)
Accounts receivable	(2,012)	(1,398)	(604)	(537)
Other current assets	(354)	373	(694)	171
Other long-term assets	(10)	7	(8)	25
Other current liabilities	(89)	(175)	(298)	(520)
Other long-term liabilities	168	261	473	357

Net cash from operations	2,231	3,619	6,560	7,626

Financing
Common stock issued	466	795	1,467	1,282
Common stock repurchased	(7,435)	(969)	(10,551)	(1,324)
Common stock cash dividends	(846)	(33,498)	(1,703)	(34,368)
Excess tax benefits from stock-based payment arrangements	13	—	44	—

Net cash used for financing	(7,802)	(33,672)	(10,743)	(34,410)

Investing
Additions to property and equipment	(318)	(176)	(531)	(349)
Acquisition of companies, net of cash acquired	(63)	(1)	(250)	(1)
Purchases of investments	(16,151)	(16,063)	(35,561)	(45,713)
Maturities of investments	743	19,536	1,692	26,737
Sales of investments	22,481	20,799	38,081	35,307

Net cash from investing	6,692	24,095	3,431	15,981

Net change in cash and equivalents	1,121	(5,958)	(752)	(10,803)
Effect of exchange rates on cash and equivalents	(12)	54	(16)	57
Cash and equivalents, beginning of period	2,974	9,462	4,851	14,304

Cash and equivalents, end of period	$4,083	$3,558	$4,083	$3,558

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2005	2004	2005	2004
Common stock and paid-in capital
Balance, beginning of period	$60,862	$57,147	$60,413	$56,396
Common stock issued	462	781	1,289	1,195
Common stock repurchased	(1,629)	(127)	(2,360)	(287)
Stock-based compensation expense	514	551	978	1,296
Stock option income tax benefits/(deficiencies)	(69)	47	(181)	(204)
Other, net	—	4	1	7

Balance, end of period	60,140	58,403	60,140	58,403

Retained earnings (deficit)
Balance, beginning of period	(12,535)	18,799	(12,298)	18,429

Net income	3,653	3,463	6,794	5,991
Other comprehensive income:
Net gains/(losses) on derivative instruments	94	(101)	136	(70)
Net unrealized investments gains/(losses)	(156)	606	(333)	650
Translation adjustments and other	(13)	90	(19)	104

Comprehensive income	3,578	4,058	6,578	6,675
Common stock cash dividends	(928)	(33,498)	(1,780)	(35,238)
Common stock repurchased	(6,047)	(530)	(8,432)	(1,037)

Balance, end of period	(15,932)	(11,171)	(15,932)	(11,171)

Total stockholders’ equity	$44,208	$47,232	$44,208	$47,232

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

Certain prior year amounts have been reclassified to conform to the current period presentation, including reclassifications in the statements of cash flows for the previously disclosed reclassification of auction rate securities as short-term investments instead of cash and equivalents in accordance with guidance issued by the Securities and Exchange Commission and the reclassification of non-current tax contingencies from non-current deferred taxes to other non-current liabilities. There was no impact on net income as a result of these reclassifications.

Basis of Consolidation

The financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not exercise control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee are accounted for under the cost method.

Note 2 – Inventories, net

Components of inventories are as follows:

(In millions)	December 31, 2005	June 30, 2005
Finished goods	$507	$422
Raw materials and work in process	496	69

Inventories, net	$1,003	$491

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Components of basic and diluted earnings per share are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions, except earnings per share)	2005	2004	2005	2004
Net income available for common shareholders (A)	$3,653	$3,463	$6,794	$5,991

Weighted average outstanding shares of common stock (B)	10,560	10,877	10,628	10,875
Dilutive effect of employee stock options and awards	78	79	80	61

Common stock and common stock equivalents (C)	10,638	10,956	10,708	10,936

Earnings per share:
Basic (A/B)	$0.35	$0.32	$0.64	$0.55

Diluted (A/C)	$0.34	$0.32	$0.63	$0.55

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. In addition, the following shared performance stock awards have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on our performance against metrics established for the performance period:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2005	2004	2005	2004
Shares excluded from calculation of diluted EPS	674	762	672	863
Shared performance stock awards excluded from calculation of diluted EPS	26	24	26	23

Note 4 – Unearned Revenue

Components of unearned revenue are as follows:

(In millions)	December 31, 2005	June 30, 2005
Volume licensing programs	$5,750	$6,000
Undelivered elements	2,125	2,119
Other	963	1,048

Unearned revenue	$8,838	$9,167

Unearned revenue by segment is as follows:

(In millions)	December 31, 2005	June 30, 2005
Client	$2,664	$2,687
Server and Tools	2,946	3,048
Information Worker	2,635	2,814
Other segments	593	618

Unearned revenue	$8,838	$9,167

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5 – Stockholders’ Equity

On October 26, 2005, our Board of Directors approved a modification to the July 20, 2004 share repurchase plan. The original repurchase plan called for up to $30 billion of Microsoft common stock to be repurchased over the succeeding four years. Under the revised plan, we expect to complete the $30 billion approved repurchase amount no later than December 2006. As of December 31, 2005, approximately $11.3 billion remained of the $30 billion approved repurchase amount. All repurchases will be made using cash resources. The repurchase program may be suspended or discontinued at any time without notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

We repurchased the following shares of common stock under the above-described repurchase plan:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2005	2004	2005	2004
Shares of common stock repurchased	283.1	23.6	397.2	46.4
Value of common stock repurchased	$7,666	$655	$10,695	$1,280

On September 22, 2005, our Board of Directors declared a regular quarterly dividend of $0.08 per share. The dividend was paid on December 8, 2005, to shareholders of record at the close of business on November 17, 2005. On December 14, 2005, our Board of Directors declared a regular quarterly dividend of $0.09 per share. The dividend is payable March 9, 2006, to shareholders of record at the close of business on February 17, 2006. The ex-dividend date is February 15, 2006. This dividend of approximately $935 million was included in other current liabilities on our balance sheet as of December 31, 2005.

On July 20, 2004, our Board of Directors declared a regular quarterly dividend of $0.08 per share and a one-time special dividend of $3.00 per share. On September 15, 2004, the Board declared a second regular quarterly dividend of $0.08 per share and on December 8, 2004, the Board declared a regular quarterly dividend of $0.08 per share.

Note 6 – Stock-Based Compensation

Effective July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123, Stock-Based Compensation, and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid.

Our net income for the three and six months ended December 31, 2005 includes $514 million and $978 million, respectively, of compensation costs and $180 million and $342 million, respectively, of income tax benefits related to our stock-based compensation arrangements. Our net income for the three and six months ended December 31, 2004 includes $551 million and $1.30 billion, respectively, of compensation costs and $193 million and $454 million, respectively, of income tax benefits related to our stock-based compensation arrangements.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

We measure the fair value of SAs and SPSAs based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of $0.08 ($0.09 beginning December 2005) and risk-free interest rates ranging from 3.6% to 4.5%. SAs and SPSAs are amortized over their applicable vesting period (generally five years) using the straight-line method.

The following activity has occurred under our existing plans:

	Shares (in millions)	Weighted Average Grant-Date Fair Value
Stock awards:
Nonvested balance at July 1, 2005	71.3	$23.92
Granted	35.2	24.49
Vested	(12.8)	23.78
Forfeited	(1.1)	23.91

Nonvested balance at September 30, 2005	92.6	$24.16
Granted	3.7	25.57
Vested	(1.0)	25.21
Forfeited	(1.4)	24.06

Nonvested balance at December 31, 2005	93.9	$24.18

Shared performance stock awards:
Nonvested balance at July 1, 2005	35.3	$23.54
Granted	1.6	25.83
Vested	—	—
Forfeited	(0.1)	23.54

Nonvested balance at September 30, 2005	36.8	$23.61
Granted	0.5	25.45
Vested	—	—
Forfeited	(1.1)	23.56

Nonvested balance at December 31, 2005	36.2	$23.70

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of December 31, 2005, there was $1.8 billion and $448 million of total unrecognized compensation costs related to SAs and SPSAs, respectively. These costs are expected to be recognized over a weighted average period of 3.9 years and 2.7 years, respectively.

During the three and six months ended December 31, 2004, the following activity occurred under our plans:

(In millions, except fair values)	Three months ended December 31, 2004	Six months ended December 31, 2004
Stock awards granted	3.2	38.4
Weighted average grant-date fair value	$25.98	$23.97

Shared performance stock awards granted	2.6	4.2
Weighted average grant-date fair value	$24.96	$23.85

Stock Options. Nonqualified stock options have been granted to our directors under our non-employee director stock plan. Nonqualified and incentive stock options have been granted to our officers and employees under our employee stock plans. Options granted between 1995 and 2001 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire ten years from the date of grant. Options granted after 2001 vest over four and one-half years and expire ten years from the date of grant. No stock options were granted during the three months ended December 31, 2005 or the three or six months ended December 31, 2004. Approximately 1.3 million stock options were granted in conjunction with business acquisitions during the six months ended December 31, 2005.

A summary of option activity under the plans for the three and six months ended December 31, 2005 is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Balance, July 1, 2005	864	$27.41
Granted	1	23.20
Exercised	(34)	21.08
Canceled	(12)	31.30
Forfeited	(3)	23.56

Balance, September 30, 2005	816	$27.62	4.8	$1,319
Granted	—	—
Exercised	(17)	21.94
Canceled	(8)	31.12
Forfeited	(3)	23.05

Balance, December 31, 2005	788	$27.72	4.6	$1,386
Exercisable, December 31, 2005	659	$28.66	4.2	$934

As of December 31, 2005, 243 million options transferred to JPMorgan remained outstanding and are excluded from the amount noted as options outstanding in the table above. Included in the options outstanding balance are approximately five million options that were granted in conjunction with business acquisitions.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

While these options are included in the options outstanding balance, they are excluded from the weighted average exercise prices presented. These options have an exercise price range of $0 to $170.87 and a weighted average exercise price of $11.51.

As of December 31, 2005, there was $729 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.2 years.

During the three and six months ended December 31, 2005 and 2004, the following activity occurred under our plans:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2005	2004	2005	2004
Total intrinsic value of stock options exercised	$98	$304	$277	$541
Total fair value of stock awards vested	26	6	330	21

Cash received from stock option exercises for the three and six months ended December 31, 2005 was $377 million and $1.26 billion, respectively. The income tax benefits from stock option exercises totaled $34 million and $108 million for the three and six months ended December 31, 2005.

At December 31, 2005, an aggregate of 805 million shares were authorized for future grant under our stock plans, which cover stock options, SAs, and SPSAs. Awards that expire or are cancelled without delivery of shares generally become available for issuance under the plans. The options transferred to JPMorgan have been removed from our plans; any options transferred to JPMorgan that expire without being exercised will not become available for grant under any of our plans.

We issue new shares to satisfy stock option exercises. Under our revised share repurchase plan approved by our Board of Directors on October 26, 2005, we anticipate that shares repurchased will reduce the dilutive impact of our share-based arrangements. We currently expect the planned repurchase amount of $30 billion to be completed no later than December 2006; however, as this repurchase program may be suspended or discontinued at any time without notice, the timing and amount of repurchases is not known. Based upon the foregoing, it is not practical to present an estimate of the number of shares expected to be repurchased during fiscal year 2006.

Employee Stock Purchase Plan. We have an employee stock purchase plan for all eligible employees. Under this plan, shares of our common stock currently may be purchased by employees at three-month intervals at 90% of the fair market value on the last day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During the three and six months ended December 31, 2005, we issued 3.8 million and 9.1 million shares, respectively, under our employee stock purchase plan at an average price of $23.44 per share and $23.22 per share, respectively. At December 31, 2005, 150.6 million shares were reserved for future issuance under this plan.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7 – Investment Income and Other

Components of investment income and other are as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2005	2004	2005	2004
Dividends and interest	$382	$378	$758	$789
Net recognized gains on investments	212	348	238	401
Net losses on derivatives	(185)	(309)	(99)	(504)
Income from equity investees and other	71	3	89	13

Investment income and other	$480	$420	$986	$699

Note 8 – Contingencies

Government competition law matters. On March 25, 2004, the European Commission announced a decision in its competition law investigation of Microsoft. The Commission concluded that we infringed European competition law by refusing to provide our competitors with licenses to certain protocol technology in the Windows server operating systems and by including streaming media playback functionality in Windows desktop operating systems. The Commission ordered us to make the relevant licenses to our technology available to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified software relating to media playback. The decision also imposed a fine of €497 million, which resulted in a charge in the third quarter of fiscal year 2004 of €497 million ($605 million). We filed an appeal of the decision to the Court of First Instance on June 6, 2004. On December 22, 2004, the Court ordered that we must comply with the decision pending review on appeal and we are taking steps to ensure we are in compliance. The hearing date for the appeal is expected to be determined in February 2006. We continue to contest the conclusion that European competition law was infringed and will defend our position vigorously. In December 2005, the Commission issued a Statement of Objections that preliminarily concluded we were not in full compliance with the 2004 decree. The Statement of Objections could result in further monetary fines of up to €2 million per day from December 15, 2005 and other obligations. We are disputing that finding.

On December 7, 2005, the Korean Fair Trade Commission (“KFTC”) announced a ruling in its investigation of Microsoft, holding that we abused a market dominant position and engaged in unfair trade practices under the Korean Fair Trade Law by incorporating instant messaging and media player functionality into the Windows client operating system, and streaming media technologies into the Windows server operating system. The KFTC also announced the imposition of remedies. With respect to media player and instant messenger technologies, the Commission announced Microsoft may only distribute two new versions of the Windows client operating system in Korea. The first version must have both the Windows Media Player and Windows Messenger functionality removed. The second version may contain our media player and instant messenger functionality, but must also contain promotional opportunities for competing media players, so that competing software can be equally installed into the Windows client operating system, and other related modifications. For existing customers, we must produce and distribute a compact disk containing competing media players and instant messengers, and develop a Media Player Center and Messenger Center accessible through the Internet, which provide access to competing media players and instant messengers. A supervisory board will be appointed to determine the specifics of the remedy and to oversee compliance. The Commission will also impose a fine of approximately $32 million. Most of the provisions of the ruling must be implemented within 180 days of the final written decision. A formal written ruling and corrective order implementing the remedies is expected in early calendar

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

year 2006. We will appeal the final decision. Although we have not yet determined how the Commission’s ruling will affect its business in Korea, the announced remedies do not prevent us from distributing Windows in Korea.

In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from us concerning competition, privacy, and security issues.

Antitrust, unfair competition, and overcharge class actions. A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts on behalf of variously defined classes of direct and indirect purchasers of our personal computers (“PCs”) operating system and certain software applications products. The federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that we competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover alleged overcharges for these products. To date, courts have dismissed all claims for damages in cases brought against us by indirect purchasers under federal law and in 15 states. Ten of those state court decisions have been affirmed on appeal. There was no appeal in five states. In addition, courts in two states refused to certify classes, essentially bringing the litigation to a close. Claims under federal law brought on behalf of foreign purchasers have been dismissed by the U.S. District Court in Maryland as have all claims brought on behalf of consumers seeking injunctive relief under federal law. The ruling on injunctive relief and the ruling dismissing the federal claims of indirect purchasers are currently on appeal to the United States Court of Appeals for the Fourth Circuit, as is a ruling denying certification of certain proposed classes of U.S. direct purchasers. Courts in twelve states have ruled that indirect purchaser cases may proceed as class actions, while courts in two states have denied class certification. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the settlement, class members will be able to obtain vouchers that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers issued will depend on the number of class members who make a claim and are issued vouchers. Two-thirds of the value of vouchers unissued or unredeemed by class members will be made available to certain schools in California in the form of vouchers that also may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware, software, and related services. We also have reached similar agreements to settle all claims in a number of other states. The settlements in these states are structured similarly to the California settlement, except that, among other differences, one-half of the value of vouchers unissued to class members will be made available to certain schools in the relevant states. The maximum value of vouchers to be issued in these settlements, including the California settlement, is approximately $1.9 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The settlements in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Minnesota, Montana, Nebraska, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, Vermont, and West Virginia have received final court approval. We estimate the total cost to resolve all of these cases will range between $1.3 billion and $1.5 billion, with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with SFAS No. 5, Accounting for Contingencies, and Financial Accounting Standards Board Interpretation (“FIN”) 14, Reasonable Estimation of the Amount of a Loss, at December 31, 2005, we have recorded a liability related to these claims of approximately $1.1 billion, net of payments to date primarily for administrative expenses and legal fees.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Other antitrust litigation and claims. On August 27, 2004, the City and County of San Francisco, the City of Los Angeles, and Los Angeles, San Mateo, Contra Costa, and Santa Clara Counties filed a putative class action against us in San Francisco Superior Court. The action was brought on behalf of all governmental entities, agencies, and political subdivisions of the State of California that indirectly purchased our operating system or word processing and spreadsheet software during the period from February 18, 1995 to the date of trial in the action. The plaintiffs seek treble damages under California’s Cartwright Act and disgorgement of unlawful profits under its Unfair Competition Act resulting from our alleged combinations to restrain trade, deny competition, and monopolize the world markets for PC operating systems and word processing and spreadsheet applications (and productivity suites including these applications). We removed the case to the U.S. District Court for Maryland. Our motion to dismiss the complaint was granted in its entirety on April 18, 2005 with leave to file an amended complaint alleging claims under the Cartwright Act based on conduct within the four-year statute of limitation the court ruled applies to the plaintiffs’ claims. Microsoft and the plaintiffs have entered into a tentative settlement of this case. The settlement has been approved by all named plaintiffs and the parties are finalizing language for the settlement agreement. If approved by the court, this settlement will resolve all claims asserted in the lawsuit.

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

Patent and intellectual property claims. We are a defendant in more than 35 patent infringement cases that we are defending vigorously. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, the plaintiffs alleged infringement by the browser functionality of Windows. On August 11, 2003, the jury awarded the plaintiffs approximately $520 million in damages for infringement from the date the plaintiffs’ patent was issued through September 2001. The plaintiffs are seeking an equitable accounting for damages from September 2001 to the present. On January 14, 2004, the trial court entered final judgment of $565 million, including post-trial interest of $45 million, and entered an injunction against distribution of any new infringing products, but stayed execution of the judgment and the injunction pending our appeal. We appealed and on March 2, 2005 the Court of Appeals for the Federal Circuit reversed the decision and vacated the judgment, ruling that the trial court had erred in excluding certain previous art evidence and ruling as a matter of law on other evidence. The appellate court also reversed the trial court’s decision that the inventors had not engaged in inequitable conduct by failing to reveal material previous art while obtaining the patent. We believe the total cost to resolve this case will not be material to our financial position or results of operations. The actual costs will be dependent upon many unknown factors such as the events of a retrial of the plaintiff’s claims. In Research Corporation Technologies, Inc. v. Microsoft, filed in U.S. District Court for the District of Arizona on December 21, 2001, the plaintiff has asserted three patents related to half-toning, which it believes are infringed by certain printing functionality allegedly present in different versions of Windows. Plaintiff seeks unspecified “reasonable royalties” on Microsoft’s Windows products. Microsoft’s defense based on the plaintiff’s inequitable conduct was tried in August 2005. In November 2005, the court announced its finding that the inventors engaged in inequitable conduct and that the patents are therefore unenforceable against Microsoft. We are awaiting the court’s written decision, and anticipate the plaintiff will appeal. In Microsoft v. Lucent, filed in the U.S. District Court in San Diego on April 8, 2003, we are seeking a declaratory judgment that we do not infringe any valid patent among a number of patents Lucent has been asserting against computer manufacturers that sell computers with Microsoft software pre-installed. No trial date has been set. In Arendi USA, Inc. and Arendi Holding Limited v. Microsoft,

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

filed in U.S. District Court for the District of Rhode Island on July 31, 2002, the plaintiffs alleged infringement of one patent by certain Smart Tags features in Microsoft Office XP and Office 2003. Following trial in September 2004 the jury returned a verdict for us, finding that we did not infringe the patents. The plaintiffs have appealed. Similarly, in Spacone v. Microsoft, the plaintiff asserts that Smart Tags features in Microsoft Word and Excel violate patent rights of the bankrupt At Home Corporation. A summary judgment hearing took place in January 2006 and trial is set for May. In Amado v. Microsoft, filed in U.S. District Court for the Central District of California on March 7, 2003, the plaintiff has accused the link table functionality available in Microsoft Access when used with Microsoft Excel. After a jury trial, we were found to infringe one claim of the patent and damages were awarded in the amount of $8.9 million. The judge later found for us on our defense of laches, which reduced the damages award to $5.9 million. The court also imposed an injunction against further distribution of the accused feature as part of Microsoft Access, but stayed the injunction pending appellate review. We have appealed. In BTG v. Microsoft, filed in U.S. District Court for the Northern District of California on July 2, 2004, the plaintiff has accused our Windows and Office products of infringing several patents. The patents are directed to “update” technology, active desktop concepts, and offline browsing. No trial date has been set. In Z4 v. Microsoft, the plaintiff alleges that Microsoft Windows and Office product activation functionality violates its patent rights. Trial is scheduled for April 2006 in federal district court in Texas. A software company has discussed with us claims of trade secret misappropriation, breach of contract, and patent infringement. These claims primarily relate to certain functionality in our server operating system products but also impact our desktop operating systems. Adverse outcomes in some or all of the matters described in this paragraph may result in significant monetary damages or injunctive relief against us, adversely affecting distribution of our operating system or application products. The risks associated with an adverse decision may result in material settlements.

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

As of December 31, 2005, we had accrued aggregate liabilities totaling $0.6 billion in other current liabilities and $1.0 billion in other long-term liabilities for all of the contingent matters described in this note.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment revenue and operating income/(loss) is as follows (1):

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2005	2004	2005	2004
Revenue
Client	$3,425	$3,134	$6,457	$5,985
Server and Tools	2,667	2,326	4,959	4,357
Information Worker	3,132	2,905	5,935	5,535
Microsoft Business Solutions	238	203	415	359
MSN	632	635	1,234	1,218
Mobile and Embedded Devices	93	67	163	116
Home and Entertainment	1,567	1,381	2,058	1,960
Reconciling amounts	83	167	357	477

Consolidated	$11,837	$10,818	$21,578	$20,007

Operating income/(loss)
Client	$2,637	$2,501	$5,090	$4,851
Server and Tools	909	816	1,667	1,488
Information Worker	2,275	2,190	4,374	4,219
Microsoft Business Solutions	11	(11)	3	(21)
MSN	110	146	198	248
Mobile and Embedded Devices	15	(11)	14	(25)
Home and Entertainment	(294)	97	(467)	(46)
Reconciling amounts	(1,006)	(979)	(2,176)	(2,471)

Consolidated	$4,657	$4,749	$8,703	$8,243

(1)	Segment information reflects our realignment of the MapPoint organization from the Mobile and Embedded Devices segment into the MSN segment. The three and six months ended December 31, 2004 information has been restated for this reorganization, other internal reorganizations, and changes to certain internal accounting methods to conform to the current period presentation.

Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment. Intersegment cost commissions are estimated by management and used to compensate or charge each segment for such shared costs and to incent shared efforts.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2005	2004	2005	2004
Summary of reconciling amounts:
Corporate-level activity	$(879)	$(766)	$(2,147)	$(2,089)
Stock-based compensation expense	(148)	(218)	(291)	(659)
Revenue reconciling amounts	83	167	357	477
Other	(62)	(162)	(95)	(200)

Total	$(1,006)	$(979)	$(2,176)	$(2,471)

Note 10 – Goodwill

The amount of goodwill resulting from acquisitions during the six months ended December 31, 2005 was $257 million and related to the following:

•	Server & Tools acquired Frontbridge Technologies, Inc. ($176 million) and completed other acquisitions ($8 million);

•	MSN acquired Teleo, Inc. ($22 million) and completed other acquisitions ($15 million);

•	Information Worker acquired Media Streams, Inc. ($24 million); and

•	Client acquired Alacris, Inc. ($12 million).

All of the entities were consolidated with Microsoft since their respective acquisition dates. The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effects of these acquisitions, individually or in the aggregate, were not material to Microsoft.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries as of December 31, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended December 31, 2005 and 2004. These interim financial statements are the responsibility of the Corporation’s management.

We conducted our reviews in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

Based on our reviews, we are not aware of any material modifications that should be made to such consolidated interim financial statements for them to be in conformity with accounting principles generally accepted in the United States of America.

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2005, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 23, 2005, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2005 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

/s/ DELOITTE & TOUCHE LLP
Seattle, Washington January 23, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believes,” “project,” “expects,” “anticipates,” “estimates,” “intends,” “strategy,” “plan,” “may,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

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

Our revenue historically has fluctuated quarterly and has been highest in the second quarter of our fiscal year, generally due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Home and Entertainment segment is particularly subject to seasonality as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Approximately 40% to 50% of Home and Entertainment revenue is generated in our second fiscal quarter and we believe the seasonality of revenue is likely to continue in the future.

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

Summary

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2005	2004		2005	2004
Revenue	$11,837	$10,818	9%	$21,578	$20,007	8%
Operating income	$4,657	$4,749	(2)%	$8,703	$8,243	6%

Our revenue increase for the three and six months ended December 31, 2005 was driven primarily by increased licensing of Windows Server operating systems, SQL Server, and other server applications, growth in licensing of Windows Client operating systems through original equipment manufacturers (“OEMs”), the launch of Xbox 360, and increased licensing of Office and other Information Worker products, as a result of continued strong PC and server shipment growth and improved information technology (“IT”) spending. Based on our preliminary estimates, total worldwide PC shipments from all sources grew 14% to 15% from the second quarter of the previous year and 15% to 16% from the first six months of the previous year driven by strong consumer demand in both emerging and mature markets. We had previously estimated that overall server hardware shipments would grow 11% to 13% in fiscal year 2006 as compared with fiscal year 2005. We estimate overall server hardware shipments growth in the second quarter and the first half of fiscal year 2006 was consistent with our full year estimate.

For the three months ended December 31, 2005, operating income decreased primarily due to a 27% increase in sales and marketing expenses mainly related to SQL Server 2005, Visual Studio 2005, and Xbox 360 launches, and a 13% increase in headcount mainly to support both field sales efforts and research and development for upcoming products. In addition, operating income for the three months ended December 31, 2005 decreased $410 million due to an increase in the cost of revenue primarily as a result of the Xbox 360 product launch. For the six months ended December 31, 2005, the operating income increase was primarily driven by increased Server and Tools and Client revenue, which have higher gross margins. Operating income also increased due to lower legal costs, partially offset by increased sales and marketing expenses related to product launches of SQL Server 2005, Visual Studio 2005, and Xbox 360, and by a $299 million increase in Home and Entertainment as a result of the Xbox 360 console launch.

For the remainder of fiscal year 2006, we expect revenue to grow at a faster rate than fiscal year 2005, mainly due to significant product launches in fiscal year 2006. We estimate worldwide PC shipments will grow 12% to 14% and overall server hardware shipments will also grow 11% to 13% in fiscal year 2006. We do not expect a significant impact from year-over-year foreign currency exchange rates in fiscal year 2006.

We expect our operating income growth rate in fiscal year 2006 to exceed our revenue growth rate. Operating income is expected to reflect lower operating expenses due to lower costs for legal settlements than in fiscal year 2005. This is expected to be partially offset by the increase in the launch-related activities surrounding our recent and upcoming products and investments in MSN.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Our seven segments currently are Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment.

In order to drive greater agility in the execution of our software and services strategy, on September 20, 2005 we announced a plan to reorganize the company into three newly formed divisions – Microsoft Platform Products and Services Division, Microsoft Business Division, and Microsoft Entertainment and Devices Division. The new Microsoft Platform Products and Services Division is comprised of Client, Server and Tools, and MSN. The Information Worker business and Microsoft Business Solutions combined to form the Microsoft

Business Division. The new Microsoft Entertainment and Devices Division brought together Home and Entertainment and Mobile and Embedded Devices. The operational and internal reporting impacts of the planned reorganization are currently being evaluated. Until this evaluation of the divisions is complete, we continue to organize, manage, and report the business through the seven segments.

Revenue and operating income/(loss) amounts in this section are presented on a basis consistent with U.S. Generally Accepted Accounting Principles (“GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 9 – Segment Information of the Notes to Financial Statements is presented on a basis consistent with the Company’s current internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately. Prior amounts have been restated for certain internal reorganizations and to conform to the current period presentation.

Client

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2005	2004		2005	2004
Revenue	$3,459	$3,193	8%	$6,646	$6,173	8%
Operating income	$2,638	$2,528	4%	$5,210	$4,929	6%

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

Client revenue increased during the second quarter of fiscal year 2006 driven by 15% growth in OEM license units and $273 million or 10% growth in OEM revenue from increased PC unit shipments partially offset by an $8 million or 2% decrease in revenue from commercial and retail licensing of Windows operating systems. This decrease in commercial and retail licensing reflects our customers’ continued preference for acquiring the next version of their operating system through the OEM channel when they replace their PC hardware, rather than purchasing a multi-year licensing agreement. The difference between unit growth rates and revenue growth rates from quarter to quarter is driven by the channel mix of products sold by large, multinational OEMs versus those sold by local and regional system builders, the mix of premium versions of operating systems licensed during the quarter, and changes in the geographical mix. The mix of OEM Windows premium edition operating systems licensed as a percentage of total OEM Windows operating systems licensed increased two percentage points to 49% of total OEM Windows operating systems for the second quarter and increased one percentage point to 49% for the first half of fiscal year 2006. This premium mix result includes the effects of an increase in the mix of Windows XP Media Center Edition licenses offset by a decrease in the mix of Windows XP Professional licenses. Client revenue increased in the six months ended December 31, 2005 reflecting Windows OEM license unit growth of 16%, which drove a $592 million or 12% increase in OEM revenue compared to the corresponding period in the prior year, which was partially offset by a $119 million or 11% decline in commercial and retail licensing revenue.

Client operating income increased during the three and six months ended December 31, 2005 primarily due to an increase in OEM revenue, partially offset by a $105 million increase in the second quarter and a $149 million increase in the first six months in sales and marketing expenses excluding headcount-related costs mainly driven by increased investments in partner marketing and the ongoing costs of “Start Something,” a global advertising campaign. The increase in operating income in the second quarter and first half of fiscal year 2006 was also partially offset by a $56 million and $60 million increase in operational headcount-related costs. The increase in headcount-related costs was mainly driven by an increase in salaries and benefits for existing employees, a 14% increase in headcount primarily associated with Windows Vista, the next-generation operating system, and further investments in our sales and marketing organization.

We anticipate that total PC shipments will continue to grow, at approximately 12% to 14% in fiscal year 2006, and will continue to be the primary factor influencing growth in Client revenue. In addition, we estimate that increasing shipments of laptops as a percentage of total PC systems will continue to positively influence Client revenue growth due to the shorter replacement cycles for laptops compared to desktop PCs. The time between operating system releases may impact our ability to close on some multi-year licensing agreements. We expect emerging markets to continue to outpace mature market growth rates. Piracy continues to be a challenge in both emerging and mature markets. We intend to focus on growing OEM licenses faster than the overall market by driving for gains against piracy through initiatives such as Windows Genuine Advantage and through joint programs with channel partners. Client commercial and retail licensing revenues are expected to continue to lag behind overall Client revenue growth; however, we expect to see continued improvements in these channels later in fiscal year 2006. We plan to continue our efforts to increase premium product mix and expect to see only modest improvements in fiscal year 2006, although we anticipate shipments of the premium-priced Windows XP Media Center Edition will continue to grow as a percentage of total operating systems shipped.

Server and Tools

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2005	2004		2005	2004
Revenue	$2,907	$2,542	14%	$5,438	$4,783	14%
Operating income	$1,099	$947	16%	$2,006	$1,655	21%

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

Server and Tools revenue increased during the three and six months ended December 31, 2005 mainly driven by growth in Windows Server revenue and the product launch of SQL Server 2005. Server and Server application revenue, including CAL revenue, was driven by the SQL Server 2005 product launch and grew $300 million or 14% during the second quarter and $528 million or 13% during the first half of fiscal year 2006. The results reflect broad adoption of Windows Server System products, including Windows Server, Exchange Server, Management Servers, and especially SQL Server, which we estimate to have grown over 20%. Consulting and Premier and Professional product support services revenue increased $65 million or 17% in the second quarter and $127 million or 18% in the first half of fiscal year 2006.

Server and Tools operating income increased during the three and six months ended December 31, 2005 primarily due to increased revenue, partially offset by increases in operational headcount-related costs and sales and marketing costs. Operational headcount-related costs increased $110 million and $112 million in the second quarter and first half of fiscal year 2006, respectively, resulting from both an increase in salaries and benefits for existing headcount and a 12% increase in headcount. Sales and marketing costs, excluding headcount-related costs, increased $84 million in the second quarter and $162 million in the first half of fiscal year 2006 due in part to the launch of SQL Server 2005 and Visual Studio 2005.

We continue to expect overall server hardware shipments to grow approximately 11% to 13% in fiscal year 2006. However, we face strong competition from Linux-based, Unix, and other server operating systems as well as competition in server applications. We also expect Server and Tools operating expenses to increase during fiscal year 2006 due to expected investment in headcount and new marketing initiatives and product releases.

Information Worker

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2005	2004		2005	2004
Revenue	$2,979	$2,825	5%	$5,677	$5,420	5%
Operating income	$2,101	$2,065	2%	$4,047	$3,986	2%

Information Worker consists of the Microsoft Office system of programs, servers, services, and solutions designed to increase personal, team, and organization productivity. Information Worker includes Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CALs, and other information worker products including Microsoft LiveMeeting and OneNote. Our Office system offerings generate over 85% of Information Worker revenue. Revenue growth depends on the ability to add value to the core Office product set and expand our product offerings in other information worker areas such as document lifecycle management, collaboration, and business intelligence.

Information Worker revenue increased during the three months ended December 31, 2005 primarily due to growth in volume licensing, retail packaged products, and preinstalled versions of Office in Japan. Revenue for volume licensing, retail packaged product, and preinstalled versions of Office in Japan increased 6% or $152 million. OEM revenue was approximately flat in the second quarter of fiscal year 2006. Information Worker revenue increased during the six months ended December 31, 2005 primarily due to a 6% or $253 million increase in volume licensing, retail packaged products, and preinstalled versions of Office in Japan. OEM revenue was approximately flat in the first six months of fiscal year 2006.

Information Worker operating income increased during the three and six months ended December 31, 2005 primarily due to the revenue growth, partially offset by an $84 million increase in sales and marketing costs, excluding headcount-related costs, in the second quarter and a $150 million increase in the first half of fiscal year 2006 mainly associated with increased field sales and marketing costs. Operating income growth was also partially offset by a $40 million increase in operational headcount-related costs in the second quarter and a $55 million increase in the first half of fiscal year 2006. The increase in headcount-related costs was driven by both an increase in salaries and benefits for existing headcount and a 17% increase in headcount related to supporting field sales efforts, acquisitions, and research and development investments in future products.

We expect sustained momentum in our multi-year licensing offerings and increased sales of Office 2003 as enterprises complete their product evaluations. We expect to see revenue from retail packaged products late in the fiscal year flatten as we approach the launch of Office 12. We continue to develop plans to drive revenue growth in new areas such as the Office Live™ web-based services offering; however, we do not anticipate a significant impact on overall revenue from this work until future fiscal years.

Microsoft Business Solutions

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2005	2004		2005	2004
Revenue	$242	$207	17%	$423	$363	17%
Operating income/(loss)	$10	$(17)	*	$(2)	$(48)	96%

*	Not meaningful

Microsoft Business Solutions provides business management software solutions targeted to businesses of varying sizes. The main products consist of enterprise resource planning (“ERP”) solutions, customer relationship management (“CRM”) software, retail solutions, Microsoft Partner Program (“MSPP”), and related services. Microsoft Business Solutions also includes the Small and Mid-market Solutions & Partners (“SMS&P”) organization, which focuses on sales to customers and partners in the small and mid-market customer segments. Revenue is derived from software and services sales, with software sales representing a significant amount of total revenue. Software revenues include both new software licenses and enhancement plans, which provide customers with future software upgrades over the period of the plan. Our solutions are delivered through a worldwide network of channel partners that provide services and local support.

Microsoft Business Solutions revenue increased during the quarter ended December 31, 2005 due to 14% growth in license revenue and 24% growth in enhancement revenue. License revenue growth was supported by the release of Microsoft Dynamics CRM 3.0. For the first six months of fiscal 2006, the revenue increase was primarily due to 16% growth in license revenue and 20% growth in enhancement revenue from our ERP and CRM solutions and MSPP subscriptions, while services revenue increased approximately 3%.

Microsoft Business Solutions reported positive operating income for the second quarter of fiscal year 2006, mainly due to the revenue increase. Operating loss for the first half of fiscal year 2006 decreased mainly due to higher product revenue and a decline in acquisition amortization expense, partially offset by continued investments in sales and marketing.

We expect continued revenue growth through the Microsoft Business Solutions portfolio of business solutions and related product releases such as the releases of Microsoft Dynamics CRM, Microsoft Dynamics GP, and Microsoft Dynamics SL during the quarter. Continued investments in the next generation of solutions, broader geographical coverage, and plans for facilitating our partners to provide customized vertical solutions are expected to result in continued performance improvement over the prior year in fiscal year 2006.

MSN

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2005	2004		2005	2004
Revenue	$593	$606	(2)%	$1,157	$1,165	(1)%
Operating income	$58	$130	(55)%	$140	$209	(33)%

MSN includes personal communications services, such as e-mail and instant messaging, and online information offerings such as MSN Search, MapPoint, and the MSN portals and channels around the world. MSN also provides a variety of online paid services in addition to MSN Internet Access and MSN Premium Web Services. Revenue is derived primarily from advertisers on MSN, from consumers and partners through subscriptions and transactions generated from online paid services, and from subscribers to MSN Narrowband

Internet Access. We launched MSN adCenter – our internally developed advertising platform – in certain international markets in the first half of fiscal year 2006, and are currently testing this new platform in the United States. We believe MSN adCenter will enable us to increase both display and search advertising revenues by reducing our reliance on third parties for delivering ads. Effective July 1, 2005, functions related to MapPoint previously reported in Mobile and Embedded Devices were moved to MSN. Mobile and Embedded Devices and MSN operating results for the prior periods have been restated for this reorganization. In November 2005, Microsoft announced Windows Live™, which is a set of personal Internet services and software designed to bring together personal relationships, information, and interests, with enhanced safety and security across PCs, devices, and the Web. Some Windows Live™ services entered an early beta phase in the second quarter of fiscal year 2006.

MSN revenue decreased during the second quarter and first half of fiscal year 2006 primarily due to a decline of $67 million or 33% in Internet Access revenue for the second quarter and $129 million or 32% for the first half of fiscal year 2006. Internet Access revenue decreased as subscribers decreased to 2.4 million at December 31, 2005 from 3.5 million at December 31, 2004 due to the continued migration to broadband or other competitively priced Internet service providers. Revenue from subscriptions and transactions services other than Internet Access increased $14 million or 22% in the second quarter and $21 million or 18% in the first half of fiscal year 2006. As of December 31, 2005, MSN had approximately 230 million active Hotmail accounts and approximately 205 million active Messenger accounts, as compared to 191 million and 156 million at December 31, 2004. In addition, at December 31, 2005 MSN had 9.8 million total subscribers compared to 9.3 million at the end of the second quarter of prior year. Advertising revenue increased $40 million or 12% in the second quarter and $100 million or 16% in the first half of fiscal year 2006 due primarily to growth in display advertising on our portals, channels, email, and messaging services. Display revenue showed over 20% growth in both the three and six months ended December 31, 2005. Search revenue was impacted by an estimated 20% and 17% reduction in Revenue per Search (RPS) during the three and six months ended December 31, 2005. This reduction in RPS resulted from the ramp-up of MSN adCenter and lower than expected performance from partner driven search advertising prices, which was partially offset by low to mid-double digit growth in search volume in the second quarter and the first half of fiscal year 2006.

MSN operating income decreased during the three and six months ended December 31, 2005 primarily due to the decline in revenue and a $42 million increase in operational headcount-related costs in the second quarter and a $56 million increase in the first half of fiscal year 2006. The increase in operational headcount-related costs was primarily due to a 21% increase in headcount mainly related to global sales force expansion and development efforts for MSN adCenter, MSN Search and Windows Live™.

MSN expects increased growth in our display advertising revenue as the portals, channels, and communications services continue to expand globally and the overall Internet advertising industry continues to expand. However, we expect our overall advertising growth to continue to be tempered by the launch and ramp-up of MSN adCenter and the related pressure on our search advertising prices. We expect revenue from narrowband Internet Access to continue to decline throughout fiscal year 2006. The profitability decline experienced in the second quarter of fiscal year 2006 will likely continue for the remainder of fiscal year 2006 as investments are made in the development of new applications and services, MSN Search and MSN adCenter, and expanding the field sales force. In addition, MSN may from time to time continue to make investments in improving the user experience and in some cases reducing the number of advertisements delivered either via our search tools or via our Internet portals, thereby helping to sustain and grow our user base.

Mobile and Embedded Devices

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2005	2004		2005	2004
Revenue	$101	$72	40%	$175	$121	45%
Operating income/(loss)	$20	$(12)	*	$17	$(41)	*

*	Not meaningful

Mobile and Embedded Devices includes Windows Mobile software, Windows Embedded operating systems, and Windows Automotive. These products extend the advantages of the Windows platform to mobile devices such as PDAs, phones, and a wide range of embedded devices. The business is also responsible for managing sales and customer relationships for Microsoft overall with device manufacturers and communication sector customers. The communication sector includes network service providers (such as wireless, wireline and cable operators) and media and entertainment companies. The market for products in these segments is intensely competitive. Competitive alternatives vary based on product lines and include product offerings from commercial and non-commercial mobile operating system providers, and proprietary software developed by OEMs and mobile operators. Short product life cycles in product lines such as Windows Mobile software may impact our continuing revenue streams. Effective July 1, 2005, functions related to MapPoint previously reported in Mobile and Embedded Devices have been moved to MSN. Mobile and Embedded Devices and MSN operating results for the prior periods have been restated for this reorganization.

Mobile and Embedded Devices revenue growth during the three and six months ended December 31, 2005 was primarily due to unit volume increases in all major product lines, especially Windows Mobile software sales and Windows Embedded operating systems. Increased revenue for Windows Mobile software was primarily driven by increased market demand for connected mobile devices such as phone-enabled PDAs and Smartphones, partially offset by slower growth in volume shipments for stand-alone PDAs. For the three months ended December 31, 2005, revenue for Windows Embedded operating systems increased $16 million or 64% and revenue for Windows Mobile software increased $11 million or 24%. For the six months ended December 31, 2005, revenue for Windows Embedded operating systems increased $28 million or 61% compared to the first half of the prior year. Revenue for Windows Mobile software increased $22 million or 31% in the same period.

Mobile and Embedded Devices reported increased operating income for the three and six months ended December 31, 2005 primarily due to an increase in revenue and a reduction in sales and marketing expense. This improvement was partially offset by a $15 million and a $24 million increase in operational headcount-related costs in the second quarter and in the first half of fiscal year 2006, respectively, due to an increase in salaries and benefits for existing employees and a 20% increase in headcount.

We expect revenue for Mobile and Embedded Devices to continue to grow in fiscal year 2006 driven by an overall increase in customer demand for connectivity, and an increase in the number of new devices being offered by OEMs incorporating Windows Embedded operating systems and new devices incorporating Windows Mobile software.

Home and Entertainment

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2005	2004		2005	2004
Revenue	$1,556	$1,373	13%	$2,062	$1,982	4%
Operating income/(loss)	$(293)	$55	*	$(449)	$(104)	(332)%

*	Not meaningful

Home and Entertainment includes the Microsoft Xbox video game console system, PC games, the Home Products Division, and TV platform products for the interactive television industry. The success of video game consoles is determined by console functionality, the portfolio of video game content for the console, online services, and the market share of the console. Our Xbox business is transitioning to a new console, the Xbox 360, which launched in the second quarter of fiscal year 2006. We believe that the functionality of our new console, portfolio of games, and online services are well-positioned relative to new competitive consoles. We also believe launching in advance of competitive consoles will provide a strategic advantage for the long-term success of Xbox 360. At the same time, with the launch of Xbox 360, revenue decreased from the previous generation of Xbox products and is expected to continue to decline.

Home and Entertainment revenue increased during the second quarter of fiscal year 2006 primarily due to an increase in Xbox revenue of $125 million or 12%. Xbox revenue increased mainly due to the launch of Xbox 360. 1.5 million Xbox 360 console units shipped, which more than offset the approximate $300 million impact of the Halo 2 launch that occurred in the second quarter of fiscal year 2005. Revenue from Xbox was approximately flat in the first six months of fiscal year 2006. Home and Entertainment revenue increased for the first six months of fiscal year 2006 driven by consumer hardware and software, PC games, and TV platform. Revenue from consumer hardware and software, PC games, and TV platform increased $58 million or 20% in the second quarter of fiscal year 2006 and $87 million or 17% in the first half of fiscal year 2006 due to growth in consumer hardware demand in the holiday season and strength of new PC games software sales, especially “Age of Empires III.”

Home and Entertainment operating loss in the second quarter and first half of fiscal year 2006 increased primarily due to an increase in product costs, product design, development, and sales and marketing expenses related to the Xbox 360 launch and due to the impact of Halo 2 sales in fiscal year 2005. Currently, Xbox consoles have negative gross margins.

In fiscal year 2006, we expect Xbox console unit volumes and revenue to increase from fiscal year 2005 due to the launch of Xbox 360. In fiscal year 2006, we expect PC games revenue to increase from fiscal year 2005 driven by the availability of more new game titles. We expect operating expenses and operating loss to continue to increase as a result of Xbox 360 launch-related activities and Xbox 360 console costs.

Corporate-Level Expenses

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2005	2004		2005	2004
Corporate-level expenses	$976	$947	3%	$2,266	$2,343	(3)%

Certain corporate-level expenses are not allocated to our segments. Those expenses primarily include corporate operations related to broad-based sales and marketing, product support services, human resources, legal, finance, IT, corporate development and procurement activities, research and development and other costs, and accrued legal settlements and contingencies.

Corporate-level expenses in the second quarter of fiscal year 2006 increased primarily due to a $56 million increase in sales and marketing expenses, and a $59 million increase in operational headcount-related costs resulting from both a 12% increase in headcount and an increase in salaries and benefits for existing employees, partially offset by a decrease in other administrative costs. Corporate-level expenses in the first half of fiscal year 2006 decreased mainly due to lower legal costs, partially offset by a $103 million increase in operational headcount-related costs and a $77 million increase in sales-related expenses. Legal costs in the first half of fiscal year 2006 were lower primarily due to the RealNetworks settlement expense of $361 million being lower than the settlement expense related to the Novell settlement in the first half of fiscal year 2005 of $536 million.

Cost of Revenue

	Three months ended December 31,		Percentage Change		Six months ended December 31,		Percentage Change
(In millions, except percentages)	2005	2004			2005	2004
Cost of revenue	$2,239	$1,875	19%		$3,492	$3,280	6%
As a percent of revenue	19%	17%	2	ppt	16%	16%	0	ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. The cost of revenue increased mainly due to an increase of $410 million and $299 million in Home and Entertainment in the second quarter and the first half of fiscal year 2006 as a result of an increase in the number of Xbox consoles sold driven by the Xbox 360 console launch. This increase was partially offset by a reduction in product support and consulting services costs.

Research and Development

	Three months ended December 31,		Percentage Change		Six months ended December 31,		Percentage Change
(In millions, except percentages)	2005	2004			2005	2004
Research and development	$1,591	$1,421	12%		$3,106	$2,951	5%
As a percent of revenue	13%	13%	–	ppt	14%	15%	(1	)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Research and development costs increased during the second quarter and first half of fiscal year 2006 mainly due to an increase in headcount-related costs of $125 million for the second quarter and $82 million for the first half of fiscal year 2006. The increase in headcount-related costs was driven by an increase in salaries and benefits for existing headcount and a 12% increase in headcount. Additionally, research and development costs also grew due to an increase in product development costs associated with new and upcoming products such as Xbox 360, Windows Vista and server products.

Sales and Marketing

	Three months ended December 31,		Percentage Change		Six months ended December 31,		Percentage Change
(In millions, except percentages)	2005	2004			2005	2004
Sales and marketing	$2,689	$2,122	27%		$4,634	$3,786	22%
As a percent of revenue	23%	20%	3	ppt	21%	19%	2	ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased during the three and six months ended December 31, 2005 primarily due to our significant product launches in the period. Sales and marketing expense also grew due to an increase in partner and reseller marketing, the “Start Something” campaign for Windows, and the “New Era” campaign for Office. Headcount-related expenses increased $182 million in the second quarter and $270 million in the first half of fiscal year 2006 mainly due to an increase in salaries and benefits for existing employees and a 19% increase in headcount.

General and Administrative

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2005	2004		2005	2004
General and administrative	$661	$651	2%	$1,643	$1,747	(6)%
As a percent of revenue	6%	6%	—ppt	8%	9%	(1	)ppt

General and administrative costs include payroll, employee benefits, stock-based compensation and other headcount-related costs associated with finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative costs increased during the second quarter of fiscal year 2006 mainly due to a $67 million increase in headcount-related costs, partially offset by lower legal costs. General and administrative costs decreased during the six months ended December 31, 2005 mainly due to lower legal costs, partially offset by a $104 million increase in other headcount-related costs. Legal costs in the first half of fiscal year 2006 were lower primarily due to the RealNetworks settlement expense of $361 million being lower than the legal settlement expense related to the Novell settlement in the first half of fiscal year 2005 of $536 million.

INVESTMENT INCOME, INCOME TAXES, AND OTHER

Investment Income and Other

The components of investment income and other are as follows:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
(In millions)	2005	2004		2005	2004
Dividends and interest	$382	$378	$4	$758	$789	$(31)
Net recognized gains on investments	212	348	(136)	238	401	(163)
Net losses on derivatives	(185)	(309)	124	(99)	(504)	405
Income from equity investees and other	71	3	68	89	13	76

Investment income and other	$480	$420	$60	$986	$699	$287

For the three months ended December 31, 2005 dividends and interest income was essentially unchanged. A decline in the average balance of dividend and interest-bearing investments as a result of the payment of the $32.64 billion special dividend on December 2, 2004 and stock buyback activity was offset by an increase in the interest rates received on our fixed income investments. For the six months ended December 31, 2005 dividends and interest income declined modestly primarily due to a decline in the average balance of dividend and interest-bearing investments as a result of the payment of the $32.64 billion special dividend on December 2, 2004 and stock buyback activity, partly offset by an increase in the interest rates received on our fixed income investments.

For the three and six months ended December 31, 2005 net recognized gains on investments declined primarily due to losses on sales of fixed income investments in the current period. For the three months ended

December 31, 2005, net recognized gains on investments also include other-than-temporary impairments of $37 million compared with $16 million in the comparable period in the prior year. For the six months ended December 31, 2005, net recognized gains on investments also include other-than-temporary impairments of $49 million in the second quarter of fiscal year 2006 compared with $39 million in the comparable period in the prior year. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary.

We use derivative instruments to manage exposures to interest rates, equity prices, and foreign currency markets and to facilitate portfolio diversification. Net losses on derivatives are as follows:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
(In millions)	2005	2004		2005	2004
Net gains/(losses) on equity derivatives	$(9)	$(251)	$242	$97	$(266)	$363
Net gains/(losses) on commodity derivatives	(54)	0	(54)	50	0	50
Net losses on interest rate derivatives	(28)	0	(28)	(49)	(75)	26
Net losses on foreign exchange contracts	(94)	(58)	(36)	(197)	(163)	(34)

Net losses on derivatives	$(185)	$(309)	$124	$(99)	$(504)	$405

During both the three and six months ended December 31, 2005, we experienced a decrease in losses related to equity derivatives, primarily as a result of derivatives used to economically hedge against declines in equity prices. These gains and losses are economically offset by unrealized losses and gains, respectively, in the underlying equity securities recorded as a component of other comprehensive income. Commodity derivatives are held for the purpose of portfolio diversification. Gains and losses generated by our commodity derivatives are primarily a function of amounts invested combined with changes in the related underlying commodity indexes. Net losses related to foreign currency contracts relate primarily to changes in time value of options used to hedge anticipated foreign currency revenues. Additionally, net losses on foreign exchange contracts include the changes in the fair value of derivatives used as economic hedges. These losses are partially offset economically by unrealized gains in the underlying assets in other comprehensive income.

During the three months ended December 31, 2005, Microsoft and NBC Universal, Inc. (“NBC”) entered into amended and restated agreements to restructure their joint venture relationships for MSNBC Cable L.L.C. (“CJV”) and MSNBC Interactive News, L.L.C. (“IJV”). As a result, Microsoft divested 32% of CJV for $331 million and NBC acquired the right, exercisable in the following two years, to buy the remaining 18% interest. In addition, Microsoft and NBC modified their agreements to grant to IJV a content license to the U.S. only and to remove the exclusivity obligation on both NBC and Microsoft for local and non-U.S. news content. As part of the MSNBC restructuring agreements, Microsoft paid a fee of $200 million to effectively terminate IJV’s prior content license agreement and Microsoft prepaid the remaining $14 million license fee to NBC. Microsoft’s sale of its 32% investment in CJV resulted in a recognized gain of $248 million. Microsoft also recognized a loss as a result of the effective termination of IJV’s license agreement of $200 million. For the three and six months ended December 31, 2005 income from equity investees and other includes a net gain of $48 million related to the restructuring of CJV and IJV.

Income Taxes

Our effective tax rate for the second quarter and first half of fiscal year 2006 was 29% and 30%, respectively. We expect to have an effective tax rate of 31% for the third quarter and the remainder of fiscal year 2006. Our effective tax rate for second quarter and first half of fiscal year 2005 was 33%. The decline in the tax rate was driven by an increase in earnings taxed at lower rates in foreign jurisdictions and by $108 million of benefits from state audit settlements.

FINANCIAL CONDITION

Cash and equivalents and short-term investments totaled $34.70 billion as of December 31, 2005, compared to $37.75 billion as of June 30, 2005. Equity and other investments were $9.09 billion as of December 31, 2005, compared to $11.00 billion as of June 30, 2005. The investment portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S.-dollar-denominated securities, but also includes foreign currency positions in order to diversify financial risk. The portfolio is primarily invested in short-term securities to facilitate rapid deployment for immediate cash needs. As a result of the special dividend in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $15.93 billion at December 31, 2005. Our retained deficit is not expected to impact our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. Other unearned revenue includes Services, TV Platform, Microsoft Business Solutions, and advertising and subscription services in which we have been paid upfront and earn the revenue when we provide the service or software or otherwise meet the revenue recognition criteria.

Unearned revenue as of December 31, 2005 decreased $329 million from June 30, 2005, reflecting recognition of unearned revenue from multi-year licensing that outpaced additions by $250 million, a $6 million increase in revenue deferred for undelivered elements, and an $85 million decrease primarily in unearned revenue for Services, TV Platform, and Microsoft Business Solutions. Unearned revenue as of December 31, 2005 increased $32 million from September 30, 2005, reflecting recognition of unearned revenue from multi-year licensing that outpaced additions by $13 million, a $28 million increase in revenue deferred for undelivered elements, and a $17 million increase primarily in unearned revenue for Services, TV Platform, and Microsoft Business Solutions.

The following table outlines the expected recognition of $8.8 billion of unearned revenue as of December 31, 2005:

(In millions)	Recognition of Unearned Revenue
Three months ended:
March 31, 2006	$2,882
June 30, 2006	2,185
September 30, 2006	1,289
December 31, 2006	762
Thereafter	1,720

Unearned revenue	$8,838

See Note 4 – Unearned Revenue of the Notes to Financial Statements (Item 1)

Cash Flows

Cash flow from operations for the six months ended December 31, 2005 decreased $1.07 billion from the first six months of fiscal year 2005 to $6.56 billion, due to increased spending on inventories and other changes in working capital. Cash used for financing was $10.74 billion in the first half of fiscal year 2006, a decrease of $23.67 billion from the corresponding period in fiscal year 2005. The decrease is primarily due to the $32.67 billion decrease in dividends paid due to the special dividend in the second quarter of fiscal year 2005, partially offset by a $9.23 billion increase in common stock repurchases. We repurchased approximately 397 million shares for $10.55 billion during the six months ended December 31, 2005 as compared to 46 million shares repurchased for $1.28 billion during the six months ended December 31, 2004. Cash from investing was $3.43 billion in the first half of fiscal year 2006, a decrease of $12.55 billion from the first half of fiscal year 2005, due to a $12.12 billion decrease in net cash from combined investment purchases, sales, and maturities in preparation for the special dividend paid in the second quarter of the prior year.

We have no material long-term debt. Stockholders’ equity at December 31, 2005 was $44.21 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices. We have issued residual value guarantees in connection with various operating leases. These guarantees provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of December 31, 2005, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability currently exists. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

On December 14, 2005, our Board of Directors declared a regular quarterly dividend of $0.09 per share. The dividend is payable March 9, 2006 to shareholders of record at the close of business on February 17, 2006. The ex-dividend date is February 15, 2006. On September 22, 2005, our Board of Directors declared a regular quarterly dividend of $0.08 per share. The dividend was paid on December 8, 2005, to shareholders of record at the close of business on November 17, 2005. The ex-dividend date was November 15, 2005.

On October 26, 2005, our Board of Directors approved a modification to the July 20, 2004 share repurchase plan. The original repurchase plan called for up to $30 billion of Microsoft common stock to be repurchased over the succeeding four years. Under the revised plan, we expect to complete the $30 billion approved repurchase amount no later than December 2006. As of December 31, 2005, approximately $11.30 billion remained of the $30 billion approved repurchase amount. The specific timing and amount of repurchases will vary based upon market conditions, securities laws limitations, and other factors. The repurchase program may be suspended or discontinued at any time without notice.

We believe existing cash and equivalents and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements, regular quarterly dividends, and planned share repurchases. Our philosophy regarding the maintenance of a balance sheet with a large component of cash and short-term investments, as well as equity and other investments, reflects our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to our business model. We regularly assess our investment management approach in view of our current and potential future needs.

Off-balance sheet arrangements

We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB Statements No. 5, 57, and 107 and recission of FASB Interpretation No. 34. We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.

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

Effective July 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As of December 31, 2005, there was $1.8 billion and $448 million of total unrecognized compensation costs related to SAs and SPSAs, respectively. These costs are expected to be recognized over a weighted average period of 3.9 years and 2.7 years, respectively. As of December 31, 2005, there was $729 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of 1.2 years.

In November 2005, the FASB issued Staff Position (“FSP”) FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. This FSP is effective for reporting periods beginning after December 15, 2005. We do not believe the adoption of this FSP will have a material impact on our financial statements.

In November 2005, the FASB issued FSP FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

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

Another development is the software-as-a-service business model, by which companies provide applications, data, and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. Recent advances in computing and communications technologies have made this model viable and enabled the rapid growth of some of our competitors. We are devoting significant resources toward developing our own software-as-a-service strategies. It is uncertain whether these strategies will prove successful.

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

Security vulnerabilities in our products could lead to reduced revenues or to liability claims. Maintaining the security of computers and computer networks is an issue of critical importance for us and our customers. There are malicious hackers who develop and deploy viruses, worms, and other malicious software programs that attack our products. While this is an industry-wide phenomenon that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to addressing these critical issues. We are focusing our efforts on engineering even more secure products, enhancing security and reliability options and settings when we deliver products, and providing guidance to help our customers make the best use of our products and services to protect against computer viruses and other attacks on their computing environment. In addition, we are working to improve the deployment of software updates to address security vulnerabilities discovered after our products are released. We are also investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed. We are also advising customers on how to help protect themselves from security threats through the use of our online automated security tools, our published security guidance, and the deployment of security software such as firewalls, anti-virus, and other security software. The cost of these steps could adversely affect our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases, or to use competing products. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue. We devote significant resources to improving the security design and engineering of our software. Nevertheless, actual or perceived vulnerabilities may lead to claims against us. While our license agreements typically contain provisions that eliminate or limit our exposure to such liability claims, there is no assurance these provisions will be held effective under applicable laws and judicial decisions.

We are subject to government litigation and regulatory activity that affects how we design and market our products. As a leading global software maker we receive scrutiny from government agencies under U.S. and foreign competition laws. Some jurisdictions also provide private rights of action for competitors or consumers based on alleged anti-competitive conduct. Lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions were resolved through a Consent Decree that took effect in November 2001 and a Final Judgment entered in November 2002. These proceedings imposed regulatory constraints on our Windows operating system businesses, including limits on certain contracting practices, required disclosure of certain software program interfaces, limits on Microsoft’s ability to ensure the visibility of certain Windows features in new PCs, and required licensing of certain communications protocols. While we believe we currently are in full compliance with the Decree and Judgment, if we fail to comply with them in the future additional restrictions could be imposed on us that would adversely affect our business.

In March 2004, the European Commission determined that we must create new versions of Windows that do not include certain multimedia technologies, many of which are required for certain Web sites, software applications and other aspects of Windows to function properly, and we must provide our competitors with specifications for how to implement certain communications protocols supported in Windows. Microsoft has appealed both determinations to European courts. As a result of the Commission decision, we have incurred and will continue to incur duplicative development costs (absent a court decision to reverse or limit this aspect of the ruling). The availability of these alternative versions of Windows in the market also may cause confusion that harms our reputation, including among consumers and with third-party software and Web site developers who rely on the functionality removed from these alternative versions. The Commission ruling obligates Microsoft to make available specifications for certain Windows communications protocol technologies on licensing terms that are closely regulated by the Commission. The availability of these licenses may enable competitors to develop software products that better mimic the functionality of Microsoft’s own products which could result in a reduction in sales of our products. Unless reversed or limited on appeal, the ruling of the European Commission may be cited as a precedent in other proceedings that seek to limit our ability to continue to improve Windows by adding new functionality in response to consumer demand. The ruling also illustrates a risk that competition authorities in Europe or elsewhere may authorize competitors to distribute implementations of Microsoft communications protocols in source code form without proper contractual provisions to protect our intellectual property. In December 2005 the Commission issued a Statement of Objections that preliminarily concluded we were not in full compliance with the 2004 decree. The Statement of Objections could result in further monetary fines of up to €2 million per day from December 15, 2005 and other obligations. We are disputing that finding.

The Korean Fair Trade Commission (“KFTC”) has been investigating whether our inclusion of streaming media technology or instant messenger technology in Windows, or the inclusion of Windows Media Services as an optional component of Windows Server, violates the Korean Fair Trade Law. In December 2005 the KFTC ruled that we had violated the law and issued a remedial order requiring us to offer two versions of Windows PC operating systems, one with Windows Media Player and Instant Messenger removed and another with those functionalities but also including opportunities for OEMs to install competing media player and instant messenger programs. If upheld over Microsoft’s appeal, these remedies could adversely affect the utility and competitive position of Windows PC operating systems in the Korean market.

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

We make significant investments in new products and services that may not be profitable. We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including Windows Vista, Office 12, MSN Search, Windows Server and Xbox 360. Investments in new technology are inherently speculative. Commercial success depends on many factors including innovativeness, developer support, and effective distribution and marketing. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Declines in demand for software could occur. If overall market demand for PCs, servers, and other computing devices declines significantly, or consumer or corporate spending for such products declines, our revenue will be adversely affected. In addition, our revenue would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products because new product offerings are not perceived as providing significant new functionality or other value to prospective purchasers. We are making significant investments in Windows Vista and Office 12. If these products are not perceived as offering significant new functionality or value to prospective purchasers, our revenue and operating margins could be adversely affected.

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

We may be at risk of having insufficient supplies of certain Xbox 360 components or console inventory. Some components of the Xbox 360 are obtained from a single supplier and others may be subject to an industry-wide supply shortage. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain replacement supplies on a timely basis, resulting in reduced console and game sales. Components are ordered based on forecasted console demand so we may experience component shortages for the Xbox 360. Similarly, if our demand forecasts for the existing Xbox console are inaccurate and exceed actual demand, we may have excess console inventory that may require us to record charges to cost of revenue for the excess inventory. Xbox 360 consoles will be assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenues and operating margins.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings. Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, resulting in an impact on our results of operations.

Changes in accounting may affect our reported earnings and operating income. Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as revenue recognition for software, accounting for financial instruments, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in our products or business could significantly change our reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See Note 1—Basis of

Presentation and Consolidation of the Notes to Financial Statements (Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies (Item 2) of this report.

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

General economic and geo-political risks may affect our revenue and profitability. Softness in corporate information technology spending or other changes in general economic conditions that affect demand for computer hardware or software could adversely affect our revenue. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries or generally and could require changes in our operations and security arrangements, thus increasing our operating costs. These conditions may lend additional uncertainty to the timing and budget for technology investment decisions by our customers.

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

Acquisitions and joint ventures may have an adverse effect on our business. We expect to continue making acquisitions or entering into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on the investment we make, or that we may experience difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our other businesses. These factors could adversely affect our operating results or financial condition.

We have limited insurance. We maintain third party insurance coverage against various liability risks and risks of property loss. Because of the unavailability or high cost of conventional insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of December 31, 2005, the face value of captive insurance arrangements was $2.0 billion. Actual value at any particular time will vary due to deductibles, exclusions, other restrictions, and claims. While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with the risks discussed in this report or other events could exceed the coverage provided by such arrangements.

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

We use a value-at-risk (“VaR”) model to estimate and quantify our market risks. VaR is the expected loss, for a given confidence level, in fair value of our portfolio due to adverse market movements over a defined time horizon. The VaR model is not intended to represent actual losses in fair value, but is used as a risk estimation and management tool. The model used for currencies, equities, and commodities is geometric Brownian motion, which allows incorporation of optionality with regard to these risk exposures. For interest rate risk, exposures such as key rate durations and spread durations are used in calculations that reflect the principle that fixed income security prices revert to maturity value over time.

VaR is calculated by computing the exposures of each holding’s market value to a range of over 1,000 equity, fixed income, foreign exchange, and commodity risk factors. The exposures are then used to compute the parameters of a distribution of potential changes in the total market value of all holdings, taking into account the weighted historical volatilities of the different rates and prices and the weighted historical correlations among the different rates and prices. The VaR is then calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, credit risk, and legal risk.

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

At the beginning of the current fiscal quarter, we changed the methodology we use to calculate VaR. We previously used a Monte Carlo simulation-based methodology to calculate VaR. In the current fiscal quarter, we adopted a factor-based parametric methodology. The factor-based parametric methodology can be performed more frequently (resulting in more timely data), divides the aggregated VaR into its component risk factor groups, and is incrementally more accurate than the previously used simulation-based methodology in evaluating diversification effects of commodity risk factors and interactions between equity and currency factors. While we believe the efficiencies gained by changing to the parametric methodology are significant, we do not believe this methodology produces results that are significantly different from the simulation-based methodology, as demonstrated by the VaR tables below.

The following table sets forth the one-day VaR for substantially all of our positions under the previously used Monte Carlo simulation-based methodology:

(In millions)	June 30, 2005	December 31, 2005	Three months ended December 31, 2005
Risk Categories			Average	High	Low
Interest rates	$88	$73	$77	$115	$51
Currency rates	52	19	15	23	8
Equity prices	164	104	129	150	104
Commodity prices	14	15	16	18	15

Total one-day VaR for the combined risk categories is $129 million at December 31, 2005 and $195 million at June 30, 2005. The total VaR is 39% less at December 31, 2005 and 39% less at June, 30 2005 than the sum of the separate risk categories for each of those years in the above table, due to the diversification benefit of the combination of risks.

The following table sets forth the one-day VaR for substantially all of our positions as of and for the three months ended December 31, 2005 using the newly adopted factor-based parametric methodology.

(In millions)	December 31, 2005	Three months ended December 31, 2005
Risk Categories		Average	High	Low
Interest rates	$76	$85	$114	$72
Currency rates	22	16	22	11
Equity prices	99	120	138	99
Commodity prices	15	16	18	15

Total one-day VaR for the combined risk categories is $126 million at December 31, 2005. The total VaR is 41% less at December 31, 2005 than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2005 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On December 7, 2005, the Korean Fair Trade Commission (“KFTC”) issued a ruling in its investigation of Microsoft, holding that Microsoft abused a market dominant position and engaged in unfair trade practices under the Korean Fair Trade Law by incorporating instant messaging and media player functionality into the Windows client operating system, and streaming media technologies into the Windows server operating system. Remedies announced by the KFTC include ordering Microsoft to develop and distribute two new versions of the Windows client operating system in Korea. The first version must have both the Windows Media Player and Windows Messenger functionality removed. The second version may contain Microsoft’s media player and instant messenger functionality, but must also contain promotional opportunities for competing media players. With respect to existing customers, Microsoft must provide access to competing media players and instant messengers. A supervisory board will be appointed to determine the specifics of the remedy and to oversee compliance. The Commission also imposed a fine of approximately $32 million. Most of the provisions must be implemented within 180 days of the final written decision, which Microsoft will appeal. Although Microsoft has not yet determined how the Commissions’ ruling will impact its business in Korea, the announced remedies do not prevent Microsoft from distributing Windows in Korea.

On December 21, 2005 the European Commission issued a Statement of Objections in its competition law investigation of Microsoft. The Commission stated its preliminary conclusion that Microsoft was in violation of the Commission’s 2004 decision by failing to produce and license technical information that was sufficiently useable or that covered all the technologies to which the decision was directed. The Statement of Objections could result in further monetary fines of up to €2 million per day from December 15, 2005 and other obligations. Microsoft will oppose the Statement of Objections and anticipates submitting a response in February 2006.

See Note 8 – Contingencies of the Notes to Financial Statements (Item 1) for information regarding these and other legal proceedings in which we are involved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
October 1, 2005 - October 31, 2005	13,638,151	$24.83	13,638,151	$18,631
November 1, 2005 - November 30, 2005	142,186,762	27.28	142,186,762	14,752
December 1, 2005 - December 31, 2005	127,287,333	27.09	127,287,333	11,303

	283,112,246		283,112,246

On July 20, 2004, our Board of Directors approved a plan to buy back up to $30 billion in Microsoft common stock over the next four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. On October 26, 2005, our Board approved a modification to the July 20, 2004 share repurchase plan. The original repurchase plan called for up to $30 billion of Microsoft common stock to be repurchased over the succeeding four years. Under the revised plan, we expect to complete the $30 billion approved repurchase amount no later than December 2006. During the second quarter of fiscal 2006, we repurchased 283 million shares for $7.67 billion under the revised plan. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Microsoft Corporation

Date: January 26, 2006	By:	/s/ CHRIS P. LIDDELL
Chris P. Liddell Senior Vice President; Chief Financial Officer (Principal Financial Officer and Duly Authorized Officer)

/s/ J. SCOTT DI VALERIO
J. Scott Di Valerio Corporate Vice President, Finance and Administration; Chief Accounting Officer (Chief Accounting Officer)