Form 10-Q/A
period 2005-12-31
MICROSOFT CORP
filed 2006-03-03
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

Amendment No. 1

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

MICROSOFT CORPORATION

FORM 10-Q/A

Amendment No. 1

EXPLANATORY NOTE

This amendment on Form 10-Q/A is being filed to revise Part II — Other Information of the Quarterly Report on Form 10-Q for the quarter ended December 31, 2005 that was filed on January 26, 2006 (“the Report”) to correct the inadvertent omission of Item 4 — Submission of Matters to a Vote of Security Holders. This amendment to the Report does not alter any part of the content of the Report, except for the changes and additional information provided herein. This amendment continues to speak as of the date of the Report. We have not updated the disclosures contained in this amendment to reflect any events that occurred at a date subsequent to the filing of the Report. The filing of this amendment is not a representation that any statements contained in the Report or this amendment are true or complete as of any date subsequent to the date of the Report. This amendment does not affect the information originally set forth in the Report, the remaining portions of which have not been amended.

MICROSOFT CORPORATION

FORM 10-Q/A

Amendment No. 1

For the Quarter Ended December 31, 2005

Part II. Other Information

Item 4.	Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on November 9, 2005.

The following proposals were adopted by the margins indicated:

1. To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Withheld
William H. Gates III	9,198,796,427	168,669,231
Steven A. Ballmer	9,202,021,813	165,443,845
James I. Cash, Jr.	9,263,213,783	104,251,875
Dina Dublon	9,266,732,124	200,733,534
Raymond V. Gilmartin	9,246,889,225	120,576,433
Ann McLaughlin Korologos	9,154,228,255	213,237,403
David F. Marquardt	9,190,326,638	177,139,020
Charles H. Noski	9,279,951,749	87,513,909
Helmut Panke	9,278,568,180	88,897,478
Jon A. Shirley	9,194,313,368	173,152,290

2. To ratify selection of Deloitte & Touche LLP as the Company’s independent auditor for fiscal year 2006.

For	9,187,441,887
Against	119,234,940
Abstain	60,788,831

1

Item 6.	Exhibits

31.1	Certification of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certification of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

2

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Microsoft Corporation

Date: March 3, 2006	By:	/S/ CHRISTOPHER P. LIDDELL
Christopher P. Liddell
Senior Vice President; Chief Financial Officer; Chief Accounting Officer (principal financial officer and duly authorized officer)

3