Form 10-Q
period 2006-03-31
MICROSOFT CORP
filed 2006-04-27
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2006

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 24, 2006
Common Stock, $0.00000625 par value per share	10,201,202,877 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2006

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except per share amounts)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Revenue	$10,900	$9,620	$32,478	$29,627
Operating expenses:
Cost of revenue	2,028	1,363	5,520	4,643
Research and development	1,617	1,482	4,723	4,433
Sales and marketing	2,362	2,070	6,996	5,856
General and administrative	1,005	1,376	2,648	3,123

Total operating expenses	7,012	6,291	19,887	18,055

Operating income	3,888	3,329	12,591	11,572
Investment income and other	427	496	1,413	1,195

Income before income taxes	4,315	3,825	14,004	12,767
Provision for income taxes	1,338	1,262	4,233	4,213

Net income	$2,977	$2,563	$9,771	$8,554

Earnings per share:
Basic	$0.29	$0.24	$0.93	$0.79

Diluted	$0.29	$0.23	$0.92	$0.78

Weighted average shares outstanding:
Basic	10,303	10,856	10,521	10,869

Diluted	10,415	10,931	10,627	10,934

Cash dividends declared per common share	$0.09	$0.08	$0.26	$3.32

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	March 31, 2006	June 30, 2005(1)
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$4,351	$4,851
Short-term investments (including securities pledged as collateral of $1,311 and $0)	30,465	32,900

Total cash and short-term investments	34,816	37,751
Accounts receivable, net of allowance for doubtful accounts of $172 and $171	6,818	7,180
Inventories, net	1,113	491
Deferred income taxes	2,036	1,701
Other	1,845	1,614

Total current assets	46,628	48,737
Property and equipment, net	2,543	2,346
Equity and other investments	8,888	11,004
Goodwill	3,609	3,309
Intangible assets, net	461	499
Deferred income taxes	3,436	3,621
Other long-term assets	1,289	1,299

Total assets	$66,854	$70,815

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,354	$2,086
Accrued compensation	1,516	1,662
Income taxes	2,805	2,020
Short-term unearned revenue	7,215	7,502
Securities lending payable	1,337	—
Other	3,140	3,607

Total current liabilities	18,367	16,877
Long-term unearned revenue	1,686	1,665
Other long-term liabilities	4,763	4,158
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 10,225 and 10,710	59,850	60,413
Retained deficit, including accumulated other comprehensive income of $1,097 and $1,426	(17,812)	(12,298)

Total stockholders’ equity	42,038	48,115

Total liabilities and stockholders’ equity	$66,854	$70,815

(1)	Derived from audited financial statements

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Operations
Net income	$2,977	$2,563	$9,771	$8,554
Depreciation, amortization, and other noncash items	177	282	642	573
Stock-based compensation expense	374	617	1,352	1,913
Net recognized (gains)/losses on investments	(59)	(223)	(264)	16
Stock option income tax benefits	—	37	—	264
Excess tax benefits from stock-based payment arrangements	(23)	—	(67)	—
Deferred income taxes	(271)	(292)	(229)	69
Unearned revenue	3,670	3,212	10,372	9,165
Recognition of unearned revenue	(3,615)	(3,241)	(10,656)	(9,469)
Accounts receivable	972	1,001	368	464
Other current assets	(134)	(130)	(828)	41
Other long-term assets	(4)	40	(12)	65
Other current liabilities	229	803	(69)	283
Other long-term liabilities	270	334	743	691

Net cash from operations	4,563	5,003	11,123	12,629

Financing
Common stock issued	442	354	1,909	1,636
Common stock repurchased	(4,675)	(2,427)	(15,226)	(3,751)
Common stock cash dividends	(925)	(885)	(2,628)	(35,253)
Excess tax benefits from stock-based payment arrangements	23	—	67	—

Net cash used for financing	(5,135)	(2,958)	(15,878)	(37,368)

Investing
Additions to property and equipment	(302)	(203)	(833)	(552)
Acquisition of companies, net of cash acquired	(83)	(11)	(333)	(12)
Purchases of investments	(10,082)	(13,085)	(45,643)	(58,798)
Maturities of investments	1,208	1,454	2,900	28,191
Sales of investments	8,755	10,032	46,836	45,339
Net proceeds from securities lending	1,337	—	1,337	—

Net cash from (used for) investing	833	(1,813)	4,264	14,168

Net change in cash and equivalents	261	232	(491)	(10,571)
Effect of exchange rates on cash and equivalents	7	(8)	(9)	49
Cash and equivalents, beginning of period	4,083	3,558	4,851	14,304

Cash and equivalents, end of period	$4,351	$3,782	$4,351	$3,782

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2006	2005	2006	2005
Common stock and paid-in capital
Balance, beginning of period	$60,140	$58,403	$60,413	$56,396
Common stock issued	443	354	1,732	1,549
Common stock repurchased	(1,052)	(517)	(3,412)	(804)
Stock-based compensation expense	374	617	1,352	1,913
Stock option income tax deficiencies	(55)	(31)	(236)	(235)
Other, net	—	3	1	10

Balance, end of period	59,850	58,829	59,850	58,829

Retained earnings (deficit)
Balance, beginning of period	(15,932)	(11,171)	(12,298)	18,429

Net income	2,977	2,563	9,771	8,554
Other comprehensive income:
Net gains/(losses) on derivative instruments	(27)	26	109	(44)
Net unrealized investments gains/(losses)	(92)	(45)	(425)	605
Translation adjustments and other	6	(40)	(13)	64

Comprehensive income	2,864	2,504	9,442	9,179
Common stock cash dividends	(912)	(879)	(2,692)	(36,117)
Common stock repurchased	(3,832)	(1,910)	(12,264)	(2,947)

Balance, end of period	(17,812)	(11,456)	(17,812)	(11,456)

Total stockholders’ equity	$42,038	$47,373	$42,038	$47,373

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

During fiscal year 2006, we revised our expense classification policies, which resulted in reclassifications of certain operating expenses. We have reclassified the prior period amounts to conform to the current period presentation. There was no impact on operating income.

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

Note 2 – Inventories, net

Components of inventories are as follows:

(In millions)	March 31, 2006	June 30, 2005
Finished goods	$648	$422
Raw materials and work in process	465	69

Inventories, net	$1,113	$491

Note 3 – Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

period using the treasury stock method. Dilutive potential common shares include outstanding stock options, stock awards, and shared performance stock awards.

Components of basic and diluted earnings per share are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions, except earnings per share)	2006	2005	2006	2005
Net income available for common shareholders (A)	$2,977	$2,563	$9,771	$8,554

Weighted average outstanding shares of common stock (B)	10,303	10,856	10,521	10,869
Dilutive effect of employee stock options and awards	112	75	106	65

Common stock and common stock equivalents (C)	10,415	10,931	10,627	10,934

Earnings per share:
Basic (A/B)	$0.29	$0.24	$0.93	$0.79

Diluted (A/C)	$0.29	$0.23	$0.92	$0.78

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2006	2005	2006	2005
Shares excluded from calculation of diluted EPS	556	832	563	871
Shared performance stock awards excluded from calculation of diluted EPS	19	26	19	24

Note 4 – Unearned Revenue

Components of unearned revenue are as follows:

(In millions)	March 31, 2006	June 30, 2005
Volume licensing programs	$5,743	$6,000
Undelivered elements	2,110	2,119
Other	1,048	1,048

Unearned revenue	$8,901	$9,167

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unearned revenue by segment is as follows:

(In millions)	March 31, 2006	June 30, 2005
Client	$2,662	$2,687
Server and Tools	3,033	3,048
Information Worker	2,593	2,814
Other segments	613	618

Unearned revenue	$8,901	$9,167

Note 5 – Stockholders’ Equity

On October 26, 2005, our Board of Directors approved a modification to the July 20, 2004 share repurchase plan. The original repurchase plan called for up to $30 billion of Microsoft common stock to be repurchased over the succeeding four years. Under the revised plan, we expect to complete the $30 billion approved repurchase amount no later than December 2006. As of March 31, 2006, approximately $6.4 billion remained of the $30 billion approved repurchase amount. All repurchases will be made using cash resources. The repurchase program may be suspended or discontinued at any time without notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

We repurchased the following shares of common stock under the above-described repurchase plan:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2006	2005	2006	2005
Shares of common stock repurchased	181	95	578	142
Value of common stock repurchased	$4,879	$2,420	$15,574	$3,699

During the nine months March 31, 2006, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount (in millions)		Payment Date
September 23, 2005	$0.08	November 17, 2005	$846		December 8, 2005
December 14, 2005	$0.09	February 17, 2006	$926		March 9, 2006
March 27, 2006	$0.09	May 17, 2006	$920	(1)	June 8, 2006

(1)	This dividend was included in other current liabilities on our balance sheet as of March 31, 2006.

On July 20, 2004, our Board of Directors declared a regular quarterly dividend of $0.08 per share and a one-time special dividend of $3.00 per share. On September 15, 2004, December 8, 2004, and March 23, 2005, the Board declared regular quarterly dividends of $0.08 per share.

Note 6 – Stock-Based Compensation

Effective July 1, 2005, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 123(R), Share-Based Payment, using the modified prospective application transition method. Because the fair value

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Our net income for the three and nine months ended March 31, 2006 includes $374 million and $1.4 billion, respectively, of compensation costs and $131 million and $473 million, respectively, of income tax benefits related to our stock-based compensation arrangements. Our net income for the three and nine months ended March 31, 2005 includes $617 million and $1.9 billion, respectively, of compensation costs and $216 million and $670 million, respectively, of income tax benefits related to our stock-based compensation arrangements.

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

We measure the fair value of SAs and SPSAs based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends, using an expected quarterly dividend rate of $0.08 ($0.09 beginning December 2005) and risk-free interest rates ranging from 4.2% to 4.8%. SAs and SPSAs are amortized over their applicable vesting period (generally five years) using the straight-line method.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following activity has occurred under our existing plans:

	Shares (in millions)	Weighted Average Grant-Date Fair Value
Stock awards:
Nonvested balance at July 1, 2005	71.3	$23.92
Granted	35.2	24.49
Vested	(12.8)	23.78
Forfeited	(1.1)	23.91

Nonvested balance at September 30, 2005	92.6	$24.16
Granted	3.7	25.57
Vested	(1.0)	25.21
Forfeited	(1.4)	24.06

Nonvested balance at December 31, 2005	93.9	$24.18
Granted	3.4	26.02
Vested	(0.8)	23.90
Forfeited	(1.2)	24.15

Nonvested balance at March 31, 2006	95.3	$24.25

Shared performance stock awards:
Nonvested balance at July 1, 2005	35.3	$23.54
Granted	1.6	25.83
Vested	—	—
Forfeited	(0.1)	23.54

Nonvested balance at September 30, 2005	36.8	$23.61
Granted	0.5	25.45
Vested	—	—
Forfeited	(1.1)	23.56

Nonvested balance at December 31, 2005	36.2	$23.70
Granted	0.7	26.02
Vested	—	—
Forfeited	(0.5)	23.55

Nonvested balance at March 31, 2006	36.4	$23.74

As of March 31, 2006, there was $1.7 billion and $417 million of total unrecognized compensation costs related to SAs and SPSAs, respectively. These costs are expected to be recognized over a weighted average period of 3.6 years and 2.4 years, respectively.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the three and nine months ended March 31, 2005, the following activity occurred under our plans:

(In millions, except fair values)	Three months ended March 31, 2005	Nine months ended March 31, 2005
Stock awards granted	1.9	40.3
Weighted average grant-date fair value	$24.63	$24.00

Shared performance stock awards granted	0.5	4.7
Weighted average grant-date fair value	$24.95	$23.97

Stock Options. Nonqualified stock options have been granted to our directors under our non-employee director stock plan. Nonqualified and incentive stock options have been granted to our officers and employees under our employee stock plans. Options granted between 1995 and 2001 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire ten years from the date of grant. Options granted after 2001 vest over four and one-half years and expire ten years from the date of grant. No stock options were granted during the three months ended March 31, 2006 and approximately 1.3 million stock options were granted in conjunction with business acquisitions during the nine months ended March 31, 2006. No stock options were granted during the three or nine months ended March 31, 2005.

A summary of option activity under the plans for the three and nine months ended March 31, 2006 is as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Balance, July 1, 2005	864	$27.41
Granted	1	23.20
Exercised	(34)	21.08
Canceled	(12)	31.30
Forfeited	(3)	23.56

Balance, September 30, 2005	816	$27.62	4.8	$1,319
Granted	—	—
Exercised	(17)	21.94
Canceled	(8)	31.12
Forfeited	(3)	23.05

Balance, December 31, 2005	788	$27.72	4.6	$1,386
Granted	—	—
Exercised	(18)	20.71
Canceled	(7)	34.04
Forfeited	(1)	22.56

Balance, March 31, 2006	762	$27.83	4.4	$1,717
Exercisable, March 31, 2006	677	$28.48	4.1	$1,316

As of March 31, 2006, 240 million options transferred to JPMorgan remained outstanding and are excluded from the amount noted as options outstanding in the table above. These options have strike prices ranging from

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

$28.73 to $89.58 per share and have expiration dates extending through December 2006. Included in the options outstanding balance are approximately four million options that were granted in conjunction with business acquisitions. While these options are included in the options outstanding balance, they are excluded from the weighted average exercise prices presented. These options have an exercise price range of $0 to $170.87 and a weighted average exercise price of $12.27.

As of March 31, 2006, there was $559 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of one year.

During the three and nine months ended March 31, 2006 and 2005, the following activity occurred under our plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2006	2005	2006	2005
Total intrinsic value of stock options exercised	$130	$119	$407	$660
Total fair value of stock awards vested	20	9	350	30

Cash received from stock option exercises for the three and nine months ended March 31, 2006 was $351 million and $1.61 billion, respectively. The income tax benefits from stock option exercises totaled $46 million and $154 million for the three and nine months ended March 31, 2006.

At March 31, 2006, an aggregate of 811 million shares were authorized for future grant under our stock plans, which cover stock options, SAs, and SPSAs. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. The options transferred to JPMorgan have been removed from our plans; any options transferred to JPMorgan that expire without being exercised will not become available for grant under any of our plans.

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

Employee Stock Purchase Plan. We have an employee stock purchase plan for all eligible employees. Under this plan, shares of our common stock currently may be purchased by employees at three-month intervals at 90% of the fair market value on the last day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During the three and nine months ended March 31, 2006, we issued 3.7 million and 12.8 million shares, respectively, under our employee stock purchase plan at an average price of $24.35 per share and $23.55 per share, respectively. At March 31, 2006, 146.9 million shares were reserved for future issuance under this plan.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7 – Investment Income and Other

Components of investment income and other are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2006	2005	2006	2005
Dividends and interest	$369	$317	$1,127	$1,106
Net recognized gains on investments	67	94	305	495
Net (losses) gains on derivatives	(8)	86	(107)	(418)
Income (loss) from equity investees and other	(1)	(1)	88	12

Investment income and other	$427	$496	$1,413	$1,195

Note 8 – Contingencies

Government competition law matters. On March 25, 2004, the European Commission issued a decision in its competition law investigation of us. The Commission concluded that we infringed European competition law by refusing to provide our competitors with licenses to certain protocol technology in the Windows server operating systems and by including streaming media playback functionality in Windows desktop operating systems. The Commission ordered us to make the relevant licenses to our technology available to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified software relating to media playback. The decision also imposed a fine of €497 million, which resulted in a charge in the third quarter of fiscal year 2004 of €497 million ($605 million). We filed an appeal of the decision to the Court of First Instance on June 6, 2004. On December 22, 2004, the Court ordered that we must comply with the decision pending review on appeal and we are taking steps to ensure we are in compliance. The hearing on the appeal began on April 24, 2006. We continue to contest the conclusion that European competition law was infringed and will defend our position vigorously. In December 2005, the Commission issued a Statement of Objections that preliminarily concluded we were not in full compliance with the 2004 decree. The Statement of Objections could result in further monetary fines of up to €2 million per day from December 15, 2005 and other obligations. We disputed that finding, and the Commission conducted an oral hearing on the Statement of Objections and our response on March 30-31, 2006. The Commission may, but is not required to, issue a decision based on the Statement of Objections at any time thereafter.

On December 7, 2005, the Korean Fair Trade Commission (“KFTC”) announced a ruling in its investigation of us, holding that we abused a market dominant position and engaged in unfair trade practices under the Korean Fair Trade Law by incorporating instant messaging and media player functionality into the Windows client operating system, and streaming media technologies into the Windows server operating system. The KFTC also announced the imposition of remedies, including a fine of approximately $34 million. The KFTC issued its formal written ruling and corrective order on February 23, 2006. The KFTC held that our integration of Windows Media Player and Windows Messenger in Windows client and its integration of Windows Media Services in Windows server constituted an abuse of monopoly power and unlawful tying in violation of the Korean Fair Trade Act. Under the order, which will go into effect within 180 days, we may no longer distribute Windows in Korea as currently designed. We are required to develop and distribute in Korea a version of Windows XP and its successors that does not include Windows Media Player or Windows Messenger functionality. In addition, we may also distribute a second modified version of Windows that contains the removed functionality, provided the second version includes promotional links in the user interface that will enable consumers to link to and download a select group of competing media players and instant messengers. The order also prohibits us from

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

including Windows Media Player or Windows Messenger, or any feature with similar functionality, in any product for which we have a 50% or greater market share. A supervisory board will be appointed to determine the specifics of the remedy and to oversee compliance. We have appealed the KFTC’s decision to the Seoul High Court and have also sought reconsideration before the KFTC. Although we have not yet determined how the Commission’s ruling will affect our business in Korea, the announced remedies do not prevent us from distributing Windows in Korea.

In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from us concerning competition, privacy, and security issues.

Antitrust, and unfair competition, and overcharge class actions. A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts on behalf of variously defined classes of direct and indirect purchasers of our personal computer (“PC”) operating system and certain software applications products. The federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that we competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover alleged overcharges for these products. To date, courts have dismissed all claims for damages in cases brought against us by indirect purchasers under federal law and in 18 states. Ten of those state court decisions have been affirmed on appeal. There was no appeal in five states. In addition, courts in two states refused to certify classes, essentially bringing the litigation to a close. Claims under federal law brought on behalf of foreign purchasers have been dismissed by the U.S. District Court in Maryland as have all claims brought on behalf of consumers seeking injunctive relief under federal law. The ruling on injunctive relief and the ruling dismissing the federal claims of indirect purchasers were appealed to the United States Court of Appeals for the Fourth Circuit, together with a ruling denying certification of certain proposed classes of U.S. direct purchasers. On April 18, 2006, the Court of Appeals affirmed the trial court decision dismissing the indirect purchaser claims. Courts in 18 states have ruled that indirect purchaser cases may proceed as class actions, while courts in two states have denied class certification. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the settlement, class members will be able to obtain vouchers that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers issued will depend on the number of class members who make a claim and are issued vouchers. Two-thirds of the value of vouchers unissued or unredeemed by class members will be made available to certain schools in California in the form of vouchers that also may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware, software, and related services. We also have reached similar agreements to settle all claims in a number of other states. The settlements in these states are structured similarly to the California settlement, except that, among other differences, one-half of the value of vouchers unissued to class members will be made available to certain schools in the relevant states. The maximum value of vouchers to be issued in these settlements, including the California settlement, is approximately $2.5 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The settlements in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Minnesota, Montana, Nebraska, New Mexico, North Carolina, North Dakota, South Dakota, Tennessee, Vermont, and West Virginia have received final court approval. We have reached preliminary settlements in New York and Wisconsin. We estimate the total cost to resolve all of these cases will range between $1.4 billion and $1.6 billion, with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with SFAS No. 5, Accounting for Contingencies, and Financial Accounting Standards Board

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Interpretation (“FIN”) 14, Reasonable Estimation of the Amount of a Loss, at March 31, 2006, we have recorded a liability related to these claims of approximately $1.2 billion, net of payments made to date primarily for administrative expenses and legal fees.

Other antitrust litigation and claims. On August 27, 2004, the City and County of San Francisco, the City of Los Angeles, and Los Angeles, San Mateo, Contra Costa, and Santa Clara Counties filed a putative class action against us in San Francisco Superior Court. The action was brought on behalf of all governmental entities, agencies, and political subdivisions of the State of California that indirectly purchased our operating system or word processing and spreadsheet software during the period from February 18, 1995 to the date of trial in the action. The plaintiffs sought treble damages under California’s Cartwright Act and disgorgement of unlawful profits under its Unfair Competition Act resulting from our alleged combinations to restrain trade, deny competition, and monopolize the world markets for PC operating systems and word processing and spreadsheet applications (and productivity suites including these applications). We removed the case to the U.S. District Court for Maryland. Our motion to dismiss the complaint was granted on April 18, 2005 with leave to file an amended complaint alleging claims under the Cartwright Act based on conduct within the four-year statute of limitation the court ruled applies to the plaintiffs’ claims. We have entered into a tentative settlement of this case that has been approved by all named plaintiffs. If approved by the court, this settlement will resolve all claims asserted in the lawsuit.

On November 12, 2004, Novell, Inc. filed a complaint in the U.S. District Court for Utah asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. On June 10, 2005, the trial court granted our motion to dismiss four of six claims of the complaint. An appeal of that ruling is now pending and the case is effectively stayed during the appeal.

Patent and intellectual property claims. We are a defendant in more than 35 patent infringement cases that we are defending vigorously. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, the plaintiffs alleged infringement by the browser functionality of Windows. On August 11, 2003, the jury awarded the plaintiffs approximately $520 million in damages for infringement from the date the plaintiffs’ patent was issued through September 2001. The plaintiffs are seeking an equitable accounting for damages from September 2001 to the present. On January 14, 2004, the trial court entered final judgment of $565 million, including post-trial interest of $45 million, and entered an injunction against distribution of any new infringing products, but stayed execution of the judgment and the injunction pending our appeal. We appealed and on March 2, 2005 the Court of Appeals for the Federal Circuit reversed the decision and vacated the judgment, ruling that the trial court had erred in excluding certain previous art evidence and ruling as a matter of law on other evidence. The appellate court also reversed the trial court’s decision that the inventors had not engaged in inequitable conduct by failing to reveal material previous art while obtaining the patent. We believe the total cost to resolve this case will not be material to our financial position or results of operations. The actual costs will be dependent upon many unknown factors such as the events of a retrial of the plaintiff’s claims. In Research Corporation Technologies, Inc. v. Microsoft, filed in U.S. District Court for the District of Arizona on December 21, 2001, the plaintiff has asserted three patents related to half-toning, which it believes are infringed by certain printing functionality allegedly present in different versions of Windows. Plaintiff seeks unspecified “reasonable royalties” on our Windows products. Our defense based on the plaintiff’s inequitable conduct was tried in August 2005. In November 2005, the court announced its finding that the inventors engaged in inequitable conduct and that the patents are therefore unenforceable against us. We anticipate the plaintiff will appeal. In Microsoft v. Lucent, filed in the U.S. District Court in San Diego on April 8, 2003, we are seeking a declaratory judgment that we do

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

not infringe any valid patent among a number of patents Lucent has been asserting against computer manufacturers that sell computers with our software pre-installed. No trial date has been set. On March 28, 2006, Lucent filed a lawsuit against us in U.S. District Court in San Diego, claiming that Xbox 360 violates one of the patents at issue in the case we filed. In Amado v. Microsoft, filed in U.S. District Court for the Central District of California on March 7, 2003, the plaintiff has accused the link table functionality available in Microsoft Access when used with Microsoft Excel. After a jury trial, we were found to infringe one claim of the patent and damages of $8.9 million were awarded. The judge later found for us on our defense of laches, which reduced the damages award to $5.9 million. The court also imposed an injunction against further distribution of the accused feature as part of Microsoft Access, but stayed the injunction pending appellate review. In Z4 Technologies, Inc. v. Microsoft, the plaintiff alleged that Microsoft Windows and Office product activation functionality violates its patent rights. On April 19, 2006, the jury rendered a $115 million verdict against us. The trial court has not yet ruled on our defense of inequitable conduct or the plaintiff’s request for an injunction and enhancement of damages for willful infringement. We intend to appeal the verdict. A software company has discussed with us claims of trade secret misappropriation, breach of contract, and patent infringement. These claims primarily relate to certain functionality in our server operating system products but also impact our desktop operating systems. Adverse outcomes in some or all of the matters described in this paragraph may result in significant monetary damages or injunctive relief against us, adversely affecting distribution of our operating system or application products. The risks associated with an adverse decision may result in material settlements.

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

As of March 31, 2006, we had accrued aggregate liabilities totaling $0.9 billion in other current liabilities and $1.0 billion in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes which we estimate could be up to $1.5 billion in aggregate beyond recorded amounts. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

Note 9 – Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. We previously announced a plan to reorganize the company into three operating divisions – Microsoft Platform Products and Services Division, Microsoft Business Division, and Microsoft Entertainment and Devices Division. We expect to complete any changes in internal financial management and reporting as a result of the reorganization by the beginning of fiscal year 2007. The impact on reporting segments, if any, will be reflected at the time. In the interim, we continue to organize, manage, and report the business through the seven segments.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment revenue and operating income/(loss) is as follows (1):

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2006	2005	2006	2005
Revenue
Client	$3,168	$2,919	$9,624	$8,904
Server and Tools	2,657	2,323	7,616	6,680
Information Worker	3,110	3,026	9,045	8,561
Microsoft Business Solutions	214	177	629	536
MSN	623	623	1,858	1,840
Mobile and Embedded Devices	89	63	252	180
Home and Entertainment	1,037	561	3,094	2,521
Reconciling amounts	2	(72)	360	405

Consolidated	$10,900	$9,620	$32,478	$29,627

Operating income/(loss)
Client	$2,458	$2,322	$7,559	$7,178
Server and Tools	882	758	2,549	2,246
Information Worker	2,257	2,285	6,631	6,503
Microsoft Business Solutions	(20)	(31)	(15)	(52)
MSN	(13)	130	184	376
Mobile and Embedded Devices	(17)	2	(3)	(23)
Home and Entertainment	(433)	(186)	(912)	(236)
Reconciling amounts	(1,226)	(1,951)	(3,402)	(4,420)

Consolidated	$3,888	$3,329	$12,591	$11,572

(1)	Segment information reflects our realignment of the MapPoint organization from the Mobile and Embedded Devices segment into the MSN segment. The three and nine months ended March 31, 2005 information has been restated for this reorganization, other internal reorganizations, and changes to certain internal accounting methods to conform to the current period presentation.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Reconciling amounts include adjustments to conform significant internal accounting policies with U.S. GAAP and corporate level activity not specifically attributed to a segment. Certain revenue and expenses, including legal settlements and legal contingencies, are excluded from segments or included in corporate-level activity. Significant reconciling items to arrive at operating income are as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2006	2005	2006	2005
Summary of reconciling amounts:
Corporate-level activity	$(929)	$(882)	$(2,647)	$(2,434)
Legal settlements and legal contingencies	(397)	(835)	(913)	(1,525)
Stock-based compensation expense	24	(273)	(266)	(933)
Revenue reconciling amounts	2	(72)	360	405
Other	74	111	64	67

Total	$(1,226)	$(1,951)	$(3,402)	$(4,420)

Note 10 – Goodwill

The amount of goodwill resulting from acquisitions during the nine months ended March 31, 2006 related to the following:

•	Server & Tools acquired Frontbridge Technologies, Inc. ($173 million) and completed other acquisitions ($15 million).

•	MSN acquired Teleo, Inc. ($22 million) and completed other acquisitions ($50 million).

•	Information Worker acquired Media Streams, Inc. ($22 million) and completed one other acquisition ($13 million).

•	Client completed two acquisitions ($31 million).

All of the entities were consolidated with Microsoft since their respective acquisition dates. The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material.

Note 11 – Subsequent Events

On April 19, 2006, the jury in the Z4 Technologies, Inc. v. Microsoft patent infringement case (see Note 8 — Contingencies) rendered a $115 million verdict against us. The trial court has not yet ruled on our defense of inequitable conduct or the plaintiff’s request for an injunction and enhancement of damages for willful infringement. We intend to appeal the verdict.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries as of March 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended March 31, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

April 25, 2006

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

We develop, manufacture, license, and support a wide range of software products for many computing devices. Our software products include operating systems for servers, personal computers (“PCs”) and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; and software development tools. We provide consulting and product support services and we train and certify system integrators and developers. We sell the Xbox video game console and games, PC games, and PC peripherals. We deliver online communication and information services through our MSN portals and channels around the world.

Our revenue historically has fluctuated quarterly and has been highest in the second quarter of our fiscal year, generally due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Home and Entertainment segment is particularly subject to seasonality as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Historically, Home and Entertainment revenue generated in our second fiscal quarter has comprised over 40% of yearly segment revenues, and we believe the seasonality of revenue is likely to continue in the future, however we expect the percentage to vary due to the launch of Xbox 360 in fiscal year 2006.

We intend to sustain the long-term growth of our businesses through technological innovation, engineering excellence, and a commitment to delivering high-quality products and services to customers and partners. Recognizing that one of our primary challenges is to help accelerate worldwide PC adoption and software upgrades, we continue to advance the functionality, security, and value of Windows operating systems, including versions for new devices such as Tablet PCs, Media Center PCs, Portable Media Centers, and mobile devices such as Smartphones. We are increasing our focus on emerging markets and reducing the amount of unlicensed software in those markets. In addition, we develop innovative software applications and solutions to enhance the productivity of information workers, improve communication and collaboration in work groups, aid business intelligence, and streamline processes for small and mid-sized businesses. To sustain the growth of our Server and Tools business amid competition from other vendors of both proprietary and open source software, our goal is to deliver products that provide the best platform for network computing — the most advanced, easiest to deploy and manage, and most secure, with the lowest total cost of ownership.

Worldwide macroeconomic factors have a strong correlation to business and consumer demand for our software, services, games, and Internet service offerings. We continue to expect that general macroeconomic conditions will remain stable in the fourth quarter of fiscal year 2006.

Summary

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$10,900	$9,620	13%	$32,478	$29,627	10%
Operating income	$3,888	$3,329	17%	$12,591	$11,572	9%

Our revenue increase for the three and nine months ended March 31, 2006 was driven primarily by the second quarter launch of Xbox 360, increased licensing of Windows Server operating systems, SQL Server, and other server applications, growth in licensing of Windows Client operating systems through original equipment manufacturers (“OEMs”), and increased licensing of Office and other Information Worker products. Based on our preliminary estimates, total worldwide PC shipments from all sources grew 12% to 13% from the third quarter of the previous year and 14% to 15% from the first nine months of the previous year, driven by strong consumer demand in both emerging and mature markets. Overall server hardware shipments growth in the third quarter and the first nine months of fiscal year 2006 was consistent with our previous full year estimate of 11% to 13%. Changes in foreign currency exchange rates accounted for a $112 million or 1 percentage point decrease in revenue for the three months ended March 31, 2006 and had an insignificant impact on revenue for the nine months ended March 31, 2006.

For the three months ended March 31, 2006, operating income increased primarily reflecting the revenue increase and a $438 million decrease in costs for legal settlements and legal contingencies. These changes were partially offset by a $665 million increase in cost of revenue primarily as a result of Xbox 360 and a $292 million increase in sales and marketing expenses as a result of product launch-related spending and Windows Vista pre-launch advertising and marketing programs. For the nine months ended March 31, 2006, operating income increased primarily reflecting increased Server and Tools and Client revenue, which have higher gross margins, and reflecting a $612 million decrease in costs for legal settlements and legal contingencies. These changes were partially offset by increased sales and marketing expenses related to the upcoming product launch of Windows Vista and recently completed product launches of SQL Server 2005, Visual Studio 2005, and Xbox 360, and increased product costs associated with Xbox 360. Headcount-related costs, including stock-based compensation expense, increased $189 million and $422 million, respectively, for the three and nine months ended March 31, 2006, resulting from both an increase in salaries and benefits for existing headcount and a 15% increase in headcount over the past twelve months. Stock-based compensation expense decreased $243 million and $561 million, respectively, during the three and nine months ended March 31, 2006 reflecting a continuing decline in stock option amortization expense. We expect this trend to continue in the remainder of fiscal year 2006 and into fiscal year 2007.

We expect revenue to grow at a faster rate during the fourth quarter of fiscal year 2006 than the fourth quarter or fiscal year 2005, mainly reflecting significant product launches in fiscal year 2006. We estimate worldwide PC shipments will grow 12% to 14% and overall server hardware shipments will also grow 11% to 13% in fiscal year 2006.

We expect our operating income growth rate in the fourth quarter to exceed our revenue growth rate. Operating income is expected to reflect lower costs for legal settlements and legal contingencies than in fiscal year 2005. This is expected to be partially offset by the increase in expenses associated with recently launched products and upcoming products and investments.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Our seven segments currently are Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment.

In order to execute our software and services strategy with greater agility, we previously announced a plan to reorganize the company into three operating divisions – Microsoft Platform Products and Services Division, Microsoft Business Division, and Microsoft Entertainment and Devices Division. The new Microsoft Platform Products and Services Division is comprised of Client, Server and Tools, and MSN. The Information Worker business and Microsoft Business Solutions combined to form the Microsoft Business Division. The new Microsoft Entertainment and Devices Division brought together Home and Entertainment and Mobile and Embedded Devices. We expect to complete any changes in internal financial management and reporting as a result of the reorganization by the beginning of fiscal year 2007. The impact on reporting segments, if any, will be reflected at that time. In the interim, we continue to organize, manage, and report the business through the seven segments.

Revenue and operating income/(loss) amounts in this section are presented on a basis consistent with U.S. Generally Accepted Accounting Principles (“GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 9 – Segment Information of the Notes to Financial Statements is presented on a basis consistent with the Company’s current internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately. Prior amounts have been restated for certain internal reorganizations and to conform to the current period presentation. Headcount expenses related to cost of revenue are not included in the discussion of headcount-related costs in this section.

Client

	Three months ended March 31		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$3,187	$2,964	8%	$9,833	$9,137	8%
Operating income	$2,478	$2,346	6%	$7,699	$7,281	6%

Client consists of premium edition operating systems, including Windows XP Professional, Media Center Edition, Tablet PC Edition, and other standard Windows operating systems, including Windows XP Home. Premium offerings are Windows operating systems sold at a premium above Windows XP Home. Client revenue growth correlates with the growth of purchases of PCs from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue.

Client revenue increased during the third quarter of fiscal year 2006 reflecting $254 million or 10% growth in OEM revenue driven by 16% growth in OEM license units from increased PC unit shipments, partially offset by a $31 million or 6% decrease in revenue from commercial and retail licensing of Windows operating systems. This decrease in commercial and retail licensing reflects our customers’ continued preference for acquiring the next version of their operating system through the OEM channel when they replace their PC hardware, rather than purchasing a multi-year licensing agreement or purchasing at retail. The difference between unit growth rates and revenue growth rates from quarter to quarter is driven by the channel mix of products sold by large, multinational OEMs versus those sold by local and regional system builders, the mix of premium versions of operating systems licensed during the quarter, and changes in geographical mix. The mix of OEM Windows premium edition operating systems licensed as a percentage of total OEM Windows operating systems licensed increased four percentage points to 53% of total OEM Windows operating systems for the three months ended March 31, 2006 as compared to the three months ended March 31, 2005. This OEM premium mix reflects the effects of an increase in the mix of Windows XP Media Center Edition licenses offset by a decrease in the mix of Windows XP Professional licenses which are generally sold at a higher price point. Client revenue increased in the nine months ended March 31, 2006 reflecting Windows OEM license unit growth of 16%, which drove an $846 million or 11% increase in OEM revenue compared to the corresponding period in the prior year, which was partially offset by a $150 million or 10% decline in commercial and retail licensing revenue.

Client operating income increased during the three and nine months ended March 31, 2006 primarily reflecting the increase in OEM revenue partially offset by a $68 million increase in the third quarter and a $225 million increase in the first nine months in sales and marketing expenses, excluding headcount-related costs, mainly driven by increased investments in partner marketing and Windows Vista pre-launch programs. Headcount-related costs increased 6% and 5%, respectively, in the three and nine months ended March 31, 2006 reflecting both an increase in salaries and benefits for existing headcount and a 14% increase in headcount primarily associated with Windows Vista and further investments in our sales and marketing organization, partially offset by a decrease in stock-based compensation expense.

We anticipate that total PC shipments will grow approximately 10% to 11% in the fourth quarter of fiscal year 2006, and will continue to be the primary factor influencing growth in Client revenue. In addition, we estimate that increasing shipments of laptops as a percentage of total PC systems will continue to positively influence Client revenue growth due to the shorter replacement cycles for laptops compared to desktop PCs. The time between operating system releases, and the prospective launch of our Windows Vista operating system in fiscal year 2007, may impact our ability to close on some multi-year licensing agreements. We expect emerging markets to continue to outpace mature market growth rates. Piracy continues to be a challenge in both emerging and mature markets. We are focusing on growing OEM licenses faster than the overall market by driving for gains against piracy through initiatives such as Windows Genuine Advantage and through joint programs with channel partners. Client commercial and retail licensing revenues are expected to continue to lag behind overall Client revenue growth. We plan to continue our efforts to increase premium product mix. We anticipate shipments of the premium-priced Windows XP Media Center Edition will continue to grow as a percentage of total operating systems shipped. We expect Client operating expenses to increase during the fourth quarter of fiscal year 2006 due to continued investment in headcount related to development of Windows Vista and increases in joint marketing programs with our OEM partners.

Server and Tools

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$2,845	$2,459	16%	$8,283	$7,242	14%
Operating income	$1,068	$822	30%	$3,074	$2,477	24%

Server and Tools consists of server software licenses and client access licenses (“CALs”) for Windows Server, Microsoft SQL Server, Exchange Server, and other server products. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server and Tools concentrates on licensing products, applications, tools, content, and services that make information technology professionals and developers more productive and efficient. The segment uses multiple channels for licensing including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. The licenses are sold both as one-time licenses and as multi-year volume licenses. Server and Tools uses product innovation and partnerships with information technology professionals to drive the adoption and sales growth of its products.

Server and Tools revenue increased during the three and nine months ended March 31, 2006 mainly driven by growth in Windows Server licensing and strength of SQL Server 2005 following its launch in the second quarter of this fiscal year. Server and Server application revenue, including CAL revenue, grew $347 million or 17% during the third quarter and $875 million or 14% during the first nine months of fiscal year 2006. The results reflect broad adoption of Windows Server System products, especially SQL Server, which grew over 30% for the quarter and 25% year to date. Consulting and Premier and Professional product support services revenue increased $39 million or 10% in the third quarter and $166 million or 15% in the first nine months of fiscal year 2006. Included in the amounts above are changes in foreign currency exchange rates which accounted for a $31 million or one percentage point decrease in revenue for the three months ended March 31, 2006 and had an insignificant impact on revenue for the nine months ended March 31, 2006.

Server and Tools operating income increased during the three and nine months ended March 31, 2006 primarily reflecting increased revenue, partially offset by increased sales and marketing costs. Sales and marketing costs, excluding headcount-related costs, increased $56 million and $253 million, respectively, in the three and nine months ended March 31, 2006 primarily due to marketing expenses related to the launch of SQL Server 2005 and Visual Studio 2005 and expenses to support long term business strategies. Headcount-related costs increased 6% and 5%, respectively, in the three and nine months ended March 31, 2006 reflecting both an increase in salaries and benefits for existing headcount and a 13% increase in headcount partially offset by a decrease in stock-based compensation expense.

We continue to expect overall server hardware shipments to grow approximately 11% to 13% in fiscal year 2006. However, we face strong competition from Linux-based, Unix, and other server operating systems as well as competition in server applications. We also expect Server and Tools operating expenses to increase during the fourth quarter of fiscal year 2006 due to continued investment in headcount.

Information Worker

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$2,946	$2,805	5%	$8,623	$8,225	5%
Operating income	$2,087	$2,029	3%	$6,135	$6,014	2%

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

Information Worker revenue increased during the three and nine months ended March 31, 2006 primarily reflecting growth in volume licensing, retail packaged products, and preinstalled versions of Office in Japan of $124 million or 5% and $377 million or 5%, respectively. OEM revenue increased 4% and 2%, respectively, for the three and nine months ended March 31, 2006. Included in the amounts above are changes in foreign currency exchange rates which contributed a $37 million or one percentage point decrease in revenue for the three months ended March 31, 2006 and had an insignificant impact on revenue for the nine months ended March 31, 2006.

Information Worker operating income increased during the three and nine months ended March 31, 2006 reflecting the revenue growth, partially offset by a $38 million and $193 million, respectively, increase in sales and marketing costs, excluding headcount-related costs. This increase in sales and marketing costs reflects increased field sales activities, advertising and product launch preparation costs. Headcount-related costs increased 19% and 14%, respectively, during the three and nine months ended March 31, 2006 reflecting both an increase in salaries and benefits for existing headcount and a 19% increase in headcount related to supporting field sales efforts and research and development investments in future products, partially offset by a decrease in stock-based compensation expense.

We expect sustained momentum during the fourth quarter of fiscal year 2006 in our multi-year licensing offerings and increased sales of Office 2003. We continue to develop plans to drive revenue growth in new areas such as the Office Live™ web-based services offering; however, we do not anticipate a significant impact on overall revenue from these areas until future fiscal years. We also expect Information Worker operating expenses to increase during the fourth quarter of fiscal year 2006 due to continued investment in headcount in both research and development and the field sales force.

Microsoft Business Solutions

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$216	$179	21%	$639	$542	18%
Operating loss	$(13)	$(39)	67%	$(14)	$(87)	84%

Microsoft Business Solutions provides business management software solutions targeted to businesses of varying sizes. The main products consist of enterprise resource planning (“ERP”) solutions, customer relationship management (“CRM”) software, retail solutions, Microsoft Partner Program and related services. Microsoft Business Solutions also includes the Small and Mid-market Solutions & Partners organization, which focuses on sales to customers and partners in the small and mid-market customer segments. Revenue is derived from software and services sales, with software sales representing a large majority of total revenue. Software revenues include both new software licenses and enhancement plans, which provide customers with future software upgrades over the period of the plan. Our solutions are delivered through a worldwide network of channel partners that provide services and local support.

Microsoft Business Solutions revenue increased during the three months ended March 31, 2006 reflecting 28% growth in license revenue, primarily in the Dynamics ERP product lines, and 13% growth in enhancement plan revenue, while services revenue increased 15%. For the first nine months of fiscal year 2006, the 18% revenue increase was primarily due to 20% growth in license revenue and 17% growth in enhancement plan revenue from our Dynamics ERP and CRM solutions, while services revenue increased approximately 7%.

Microsoft Business Solutions operating loss decreased for the three and nine months ended March 31, 2006 reflecting the increase in revenue partially offset by an increase in sales and marketing expense. The increase in sales and marketing expense was primarily due to additional marketing spend as we continue to invest in demand creation and channel development. Headcount-related costs increased 2% and 3%, respectively, in the three and nine months ended March 31, 2006 reflecting both an increase in salaries and benefits for existing headcount and a 10% increase in headcount partially offset by a decrease in stock-based compensation expense.

We expect continued revenue growth through the Microsoft Business Solutions portfolio of business solutions through the end of the year. Continued investments in the next generation of solutions, broader geographical coverage, and plans to facilitate our partners providing customized vertical solutions are expected to result in continued reduction in the Microsoft Business Solutions operating loss in the fourth quarter of fiscal year 2006 and into fiscal year 2007.

MSN

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$561	$581	(3)%	$1,718	$1,746	(2)%
Operating income/(loss)	$(26)	$102	(125)%	$113	$311	(64)%

MSN includes personal communications services, such as e-mail and instant messaging, and online information offerings such as MSN Search, MapPoint, and the MSN portals and channels around the world. MSN also provides a variety of online paid services in addition to MSN Internet Access and MSN Premium Web Services. Revenue is derived primarily from advertisers on MSN, from consumers and partners through subscriptions and transactions generated from online paid services, and from subscribers to MSN Narrowband Internet Access. We launched MSN adCenter – our internally developed advertising platform – in certain international markets in the first half of fiscal year 2006, and are currently testing this new platform in the United States. We believe MSN adCenter will enable us to increase both display and search advertising revenues by reducing our reliance on third parties for delivering ads. Effective July 1, 2005, functions related to MapPoint previously reported in Mobile and Embedded Devices were moved to MSN. Mobile and Embedded Devices and MSN operating results for the prior periods have been restated for this reorganization. In November 2005, Microsoft announced Windows Live™, which is a set of Internet services and software designed to bring together user relationships, information, and interests, with enhanced safety and security across PCs, devices, and the Web. Some Windows Live™ services entered an early beta phase in the second and third quarters of fiscal year 2006.

MSN revenue decreased during the three and nine months ended March 31, 2006 primarily due to a decline of $53 million or 31% in Internet Access revenue for the third quarter and $182 million or 31% for the first nine months ended March 31, 2006. Internet Access revenue decreased as subscribers decreased to 2.3 million at March 31, 2006 from 3.0 million at March 31, 2005 reflecting the continued migration to broadband or other competitively priced Internet service providers. Revenue from subscriptions and transactions services other than Internet Access increased $8 million or 13% in the third quarter and $29 million or 16% in the nine months ended March 31, 2006. As of March 31, 2006, MSN had approximately 241 million active Hotmail accounts and approximately 230 million active Messenger accounts, as compared to 200 million and 165 million at March 31, 2005. In addition, at March 31, 2006, MSN had 10.1 million total subscribers compared to 9.1 million at the end of the third quarter of the prior year. Advertising revenue increased $25 million or 7% in the third quarter and $125 million or 13% in the nine months ended March 31, 2006 due primarily to growth in display advertising for portals, channels, email, and messaging services, which was partially offset by a decline in both periods in search revenue due to the ramp up of adCenter.

MSN operating income decreased during the three and nine months ended March 31, 2006 primarily reflecting the decline in revenue and an increase in research and development costs as we continue to invest in MSN adCenter and other new platforms. Headcount-related costs increased 27% and 18%, respectively, during the three and nine months ended March 31, 2006 reflecting both an increase in salaries and benefits for existing headcount and a 35% increase in headcount partially offset by a decrease in stock-based compensation expense.

MSN expects increased growth in display advertising revenue as the portals, channels, and communications services continue to expand globally and the overall Internet advertising industry continues to expand. However, we expect overall advertising growth to continue to be tempered by the launch and ramp-up of adCenter and the related pressure on our search advertising prices. We expect revenue from narrowband Internet Access to continue to decline in the fourth quarter of fiscal year 2006. The profitability decline experienced in the third quarter of fiscal year 2006 will likely continue for the remainder of fiscal year 2006 as investments are made in the development of new applications and services, Search and adCenter, and expanding the field sales force. In addition, MSN may make investments in improving the user experience and in some cases reducing the number of advertisements delivered either via our search tools or via our Internet portals, thereby helping to sustain and grow our user base.

Mobile and Embedded Devices

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$89	$61	46%	$264	$182	45%
Operating income/(loss)	$(14)	$(9)	(56%)	$4	$(50)	108%

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

Mobile and Embedded Devices revenue grew during the three and nine months ended March 31, 2006 primarily reflecting unit volume increases in all major product lines, especially Windows Mobile software sales and Windows Embedded operating systems. Windows Mobile software revenue increased reflecting increased market demand for cellular connected mobile devices such as phone-enabled PDAs and Smartphones, partially offset by a reduction in unit shipments for stand-alone PDAs. Revenue for Windows Mobile software increased $17 million or 52% and revenue for Windows Embedded operating systems increased $9 million or 35% for the three months ended March 31, 2006. Revenue for Windows Mobile software increased $39 million or 37% and revenue for Windows Embedded operating systems increased $37 million or 51% compared to the first nine months of the prior year.

Mobile and Embedded Devices operating income decreased for the three months ended March 31, 2006 primarily reflecting increased costs for marketing and product development. For the nine months ended March 31, 2006, operating income increased due to increased revenue partially offset by an increase in headcount-related costs. Headcount-related costs increased 15% and 12%, respectively, during the three and nine months ended March 31, 2006 reflecting both an increase in salaries and benefits for existing headcount and a 25% increase in headcount partially offset by a decrease in stock-based compensation expense.

We expect revenue for Mobile and Embedded Devices to continue to grow in the remainder of fiscal year 2006 driven by an overall increase in customer demand for connectivity, and an increase in the number of new devices incorporating Windows Mobile software and new devices being offered by OEMs incorporating Windows Embedded operating systems. We also expect Mobile and Embedded Devices operating expenses to continue to increase during the fourth quarter of fiscal year 2006 due to continued investment in headcount, marketing and product development.

Home and Entertainment

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$1,056	$571	85%	$3,118	$2,553	22%
Operating income/(loss)	$(388)	$(175)	(122)%	$(848)	$(284)	(199)%

Home and Entertainment includes the Microsoft Xbox video game console system, PC games, the Home Products Division, and TV platform products for the interactive television industry. The success of video game consoles is determined by console functionality, the portfolio of video game content for the console, online services, and the market share of the console. Our Xbox business is transitioning to a new console, the Xbox 360, which launched in the second quarter of fiscal year 2006. We believe that the functionality of our new console, portfolio of games, and online services are well-positioned relative to forthcoming competitive consoles. We also believe launching in advance of competitive consoles will provide a strategic advantage for the long-term success of Xbox 360. Revenue from the first generation of Xbox products has declined and is expected to continue to decline as a result of the introduction of Xbox 360.

Home and Entertainment revenue increased during the third quarter of fiscal year 2006 primarily reflecting an increase in Xbox revenue of $475 million or 133%. Xbox revenue increased mainly due to the shipment of 1.75 million Xbox 360 consoles, which exceeded the number of first generation consoles sold in the prior year. In addition, Xbox 360 consoles sell at a higher average price than first generation consoles. Home and Entertainment revenue increased for the first nine months of fiscal year 2006 driven by the launch of Xbox 360 and the strength of new PC games, especially “Age of Empires III”. Revenue from the 3.25 million Xbox 360 consoles shipped since its launch more than offset the approximate $300 million impact of Halo2 sales in fiscal year 2005.

Home and Entertainment operating loss in the third quarter and first nine months of fiscal year 2006 increased primarily due to an increase in product costs and sales and marketing expenses related to the Xbox 360 and due to the significant margin generated by Halo2 in fiscal year 2005. Our business model anticipates that while we currently sell Xbox 360 consoles at a negative margin, product cost reductions and the future margins on sales of games and other products will enable us to achieve a positive margin over the Xbox 360 console lifecycle. The first generation Xbox consoles continue to have negative margins. Headcount-related costs increased 5% and 3%, respectively, in the three and nine months ended March 31, 2006 reflecting both an increase in salaries and benefits for existing headcount and a 14% increase in headcount partially offset by a decrease in stock-based compensation expense.

In fiscal year 2006, we expect Xbox console unit volumes and revenue to increase from fiscal year 2005 due to the launch of Xbox 360. In fiscal year 2006, we expect PC games revenue to increase from fiscal year 2005 driven by the availability of more new game titles. We expect operating expenses and operating loss to increase as a result of Xbox 360 launch-related activities and Xbox 360 console costs. Revenue from the previous generation of Xbox products decreased and is expected to continue to decrease due to the launch of Xbox 360.

Corporate-Level Expenses

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Corporate-level expenses	$1,304	$1,747	(25)%	$3,572	$4,090	(13)%

Certain corporate-level expenses are not allocated to our segments. Those expenses primarily include corporate operations related to broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies.

Corporate-level expenses in the third quarter and first nine months of fiscal year 2006 decreased primarily due to a decrease in charges for legal settlements and legal contingencies offset by increased information technology costs. Legal charges decreased $438 million and $612 million, respectively, during the three and nine months ended March 31, 2006. In the third quarter of fiscal year 2006, we incurred $397 million in legal charges related primarily to antitrust and unfair competition consumer class actions, intellectual property claims, and an extension payment to Sun Microsystems, Inc. under our existing Limited Patent Covenant and Standstill Agreement, as compared to $835 million in legal charges in the prior year related primarily to settlements with Gateway, Inc. and Burst.com, an extension payment to Sun Microsystems, and $550 million in charges related to antitrust and other matters. We incurred $913 million in legal charges primarily related to our settlement with RealNetworks, Inc. as well as other intellectual property and antitrust matters during the nine months ended March 31, 2006, as compared to approximately $1.5 billion of legal charges in the prior year primarily related to settlements with Novell, Inc. and Gateway and other antitrust matters. Headcount-related costs increased 5% and 3%, respectively, during the three and nine months ended March 31, 2006 reflecting both an increase in salaries and benefits for existing headcount and a 21% increase in headcount partially offset by a decrease in stock-based compensation expense.

Cost of Revenue

	Three months ended March 31,		Percentage Change		Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2006	2005			2006	2005
Cost of revenue	$2,028	$1,363	49%		$5,520	$4,643	19%
As a percent of revenue	19%	14%	5	ppt	17%	16%	1	ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. Cost of revenue increased mainly due to a $658 million and $957 million increase in Home and Entertainment in the third quarter and the first nine months of fiscal year 2006 as a result of an increase in the number of total Xbox consoles and higher Xbox 360 unit costs. This increase was partially offset by a reduction in product support and consulting services costs.

Research and Development

	Three months ended March 31,		Percentage Change		Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2006	2005			2006	2005
Research and development	$1,617	$1,482	9%		$4,723	$4,433	7%
As a percent of revenue	15%	15%	–	ppt	15%	15%	–	ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Research and development costs increased during the three months and nine months ended March 31, 2006 primarily due to increased product development costs associated with new and upcoming products such as Windows Vista, MSN adCenter, the Microsoft Office 2007 system, and corporate research activities. Headcount-related costs increased

3% and 2%, respectively, during the three and nine months ended March 31, 2006 reflecting both an increase in salaries and benefits for existing headcount and a 15% increase in headcount partially offset by a decrease in stock-based compensation expense.

Sales and Marketing

	Three months ended March 31,		Percentage Change		Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2006	2005			2006	2005
Sales and marketing	$2,362	$2,070	14%		$6,996	$5,856	19%
As a percent of revenue	22%	22%	–	ppt	22%	20%	2	ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased during the three and nine months ended March 31, 2006 primarily due to several significant product launches during fiscal year 2006. Sales and marketing expenses also grew due to increased partner and reseller marketing costs. Headcount-related costs increased 15% and 12%, respectively, during the three and nine months ended March 31, 2006 reflecting both an increase in salaries and benefits for existing headcount and a 21% increase in headcount partially offset by a decrease in stock-based compensation expense.

General and Administrative

	Three months ended March 31,		Percentage Change		Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2006	2005			2006	2005
General and administrative	$1,005	$1,376	(27)%		$2,648	$3,123	(15)%
As a percent of revenue	9%	14%	(5	)ppt	8%	11%	(3	)ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related costs associated with finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative costs decreased primarily reflecting a decrease of legal settlements and legal contingencies charges. Legal charges decreased $438 million and $612 million, respectively, during the three and nine months ended March 31, 2006. In the third quarter of fiscal year 2006, we incurred $397 million in legal charges related primarily to antitrust and unfair competition consumer class actions, intellectual property claims, and an extension payment to Sun Microsystems, Inc. under our existing Limited Patent Covenant and Standstill Agreement, as compared to $835 million in legal charges in the prior year related primarily to settlements with Gateway, Inc. and Burst.com, an extension payment to Sun Microsystems, and $550 million in charges related to antitrust and other matters. We incurred $913 million in legal charges primarily related to our settlement with RealNetworks, Inc. as well as other intellectual property and antitrust matters during the nine months ended March 31, 2006, as compared to approximately $1.5 billion of legal charges in the prior year primarily related to settlements with Novell, Inc. and Gateway and other antitrust matters. Headcount-related costs increased 7% and 6%, respectively, during the three and nine months ended March 31, 2006 reflecting both an increase in salaries and benefits for existing headcount and a 17% increase in headcount partially offset by a decrease in stock-based compensation expense.

INVESTMENT INCOME, INCOME TAXES, AND OTHER

Investment Income and Other

The components of investment income and other are as follows:

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
(In millions)	2006	2005		2006	2005
Dividends and interest	$369	$317	$52	$1,127	$1,106	$21
Net recognized gains on investments	67	94	(27)	305	495	(190)
Net gains/(losses) on derivatives	(8)	86	(94)	(107)	(418)	311
Income/(losses) from equity investees and other	(1)	(1)	—	88	12	76

Investment income and other	$427	$496	$(69)	$1,413	$1,195	$218

For the three and nine months ended March 31, 2006 dividends and interest income increased due to higher interest rates received on our fixed income investments. For the nine months ended March 31, 2006 the dividends and interest income increase was partially offset by a decline in the average balance of dividend and interest-bearing investments as a result of the $32.64 billion special dividend paid on December 2, 2004 and stock repurchases.

For the three and nine months ended March 31, 2006, net recognized gains on investments were comprised of net gains on sales of equity investments, net losses on sales of fixed income investments and other-than-temporary impairments on both equity and fixed income investments. Net recognized gains decreased for both the three and nine months ended March 31, 2006 primarily due to increased losses on sales of fixed income investments. This was partially offset by a decrease in other-than-temporary impairments in the three-month period and an increase in net gains on equity investments in the nine-month period. For the three and nine months ended March 31, 2006, other-than-temporary impairments were $42 million and $91 million, respectively, as compared to $93 million and $132 million, respectively, for the three and nine months ended March 31, 2005. Investments are considered to be impaired when a decline in fair value is judged to be other than temporary.

We use derivative instruments to manage exposures to interest rates, equity prices, and foreign currency markets and to facilitate portfolio diversification. Net gains/(losses) on derivatives are as follows:

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
(In millions)	2006	2005		2006	2005
Net gains/(losses) on equity derivatives	$17	$(16)	$33	$114	$(282)	$396
Net gains on commodity derivatives	15	66	(51)	65	66	(1)
Net gains/(losses) on interest rate derivatives	(14)	10	(24)	(63)	(65)	2
Net gains/(losses) on foreign exchange contracts	(26)	26	(52)	(223)	(137)	(86)

Net gains/(losses) on derivatives	$(8)	$86	$(94)	$(107)	$(418)	$311

During the three months ended March 31, 2006, we experienced losses on derivatives as compared to gains in the comparable period in the prior year primarily reflecting net losses in time value on foreign exchange contracts used to hedge anticipated foreign currency revenues and lower net gains on commodity positions.

During the nine months ended March 31, 2006, we experienced net gains related to equity derivatives as compared to net losses in the prior year, primarily reflecting net gains on non-designated derivatives used to economically hedge against declines in equity prices, partly offset by an increase in losses on foreign exchange contracts used to hedge anticipated foreign currency revenues.

The gains and losses arising from non-designated derivatives are economically offset by unrealized losses and gains, respectively, in the underlying equity securities which are recorded as a component of other comprehensive income. Commodity derivatives are held for the purpose of portfolio diversification. Net losses related to foreign currency contracts relate primarily to changes in time value of options used to hedge anticipated foreign currency revenues. Additionally, net gains and losses on foreign exchange contracts include the changes in the fair value of derivatives used as economic hedges. These gains and losses are partially offset economically by unrealized losses and gains, respectively, in the underlying assets which are included in other comprehensive income.

In the second quarter of fiscal year 2006, Microsoft and NBC Universal, Inc. (“NBC”) entered into an agreement that restructured their joint venture relationships for MSNBC Cable L.L.C. (“CJV”) and MSNBC Interactive News, L.L.C. (“IJV”). As a result, Microsoft divested 32% of CJV for $331 million and NBC acquired the right, exercisable in the following two years, to buy the remaining 18% interest. In addition, Microsoft and NBC modified their agreements to grant to IJV a U.S. content license and to remove the exclusivity obligation on both NBC and Microsoft for local and non-U.S. news content. As part of the MSNBC restructuring agreements, Microsoft paid a fee of $200 million to effectively terminate IJV’s prior content license agreement and Microsoft prepaid the remaining $14 million license fee to NBC. Microsoft’s sale of its 32% investment in CJV resulted in a recognized gain of $248 million. Microsoft also recognized a loss as a result of the effective termination of IJV’s license agreement of $200 million. For the nine months ended March 31, 2006 income from equity investees and other includes a net gain of $48 million related to the restructuring of CJV and IJV.

Income Taxes

Our effective tax rate for the three and nine months ended March 31, 2006 was 31% and 30%, respectively. We expect to have an effective tax rate of 31% for the fourth quarter of fiscal year 2006. Our effective tax rate for the three and nine months ended March 31, 2005 was 33%. The decline in the tax rate reflected an increase in earnings taxed at lower rates in foreign jurisdictions and by $108 million of benefits from state audit settlements.

FINANCIAL CONDITION

Cash and equivalents and short-term investments totaled $34.82 billion as of March 31, 2006, compared to $37.75 billion as of June 30, 2005. Equity and other investments were $8.89 billion as of March 31, 2006, compared to $11.00 billion as of June 30, 2005. The investment portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S.-dollar-denominated securities, but also includes foreign currency positions in order to diversify financial risk. The portfolio is primarily invested in short-term securities to facilitate rapid deployment for immediate cash needs. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $17.81 billion at March 31, 2006. Our retained deficit is not expected to impact our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

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

Unearned revenue as of March 31, 2006 decreased $266 million from June 30, 2005, reflecting recognition of unearned revenue from multi-year licensing that outpaced additions by $257 million and a $9 million decrease in revenue deferred for undelivered elements. Unearned revenue as of March 31, 2006 increased $63 million from December 31, 2005, reflecting recognition of unearned revenue from multi-year licensing that outpaced additions by $7 million, a $15 million decrease in revenue deferred for undelivered elements, and an $85 million increase primarily in unearned revenue for Services and subscription services.

The following table outlines the expected recognition of $8.9 billion of unearned revenue as of March 31, 2006:

(In millions)	Recognition of Unearned Revenue
Three months ended:
June 30, 2006	$2,975
September 30, 2006	2,052
December 31, 2006	1,443
March 31, 2007	745
Thereafter	1,686

Unearned revenue	$8,901

See Note 4 – Unearned Revenue of the Notes to Financial Statements (Item 1)

Cash Flows

Cash flow from operations for the nine months ended March 31, 2006 decreased $1.51 billion from the first nine months of fiscal year 2005 to $11.12 billion, reflecting an increase in Xbox 360 inventory, payment of current liabilities, and other changes in working capital. Cash used for financing was $15.88 billion in the first nine months of fiscal year 2006, a decrease of $21.49 billion from the corresponding period in fiscal year 2005. The decrease is primarily due to the $32.63 billion decrease in dividends paid due to the special dividend in the second quarter of fiscal year 2005, partially offset by an $11.48 billion increase in common stock repurchases. Included in repurchases are approximately 561 million shares repurchased for $15.12 billion during the nine months ended March 31, 2006 as compared to 141.5 million shares repurchased for $3.70 billion during the nine months ended March 31, 2005. Cash from investing was $4.26 billion in the first nine months of fiscal year 2006, a decrease of $9.90 billion from the first nine months of fiscal year 2005, reflecting a $10.64 billion decrease in net cash from combined investment purchases, sales, and maturities in preparation for the special dividend paid in the second quarter of the prior year partially offset by a cash inflow of $1.34 billion from securities lending in the third quarter of fiscal year 2006.

We have no material long-term debt. Stockholders’ equity at March 31, 2006 was $42.04 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices. We have issued residual value guarantees in connection with various operating leases. These guarantees provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of March 31, 2006, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability currently exists. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

On March 27, 2006, our Board of Directors declared a regular quarterly dividend of $0.09 per share. The dividend is payable on June 8, 2006 to shareholders of record at the close of business on May 17, 2006. The ex-dividend date is May 15, 2006. On December 14, 2005, our Board of Directors declared a regular quarterly dividend of $0.09 per share. The dividend was paid on March 9, 2006 to shareholders of record at the close of business on February 17, 2006. The ex-dividend date was February 15, 2006. On September 23, 2005, our Board of Directors declared a regular quarterly dividend of $0.08 per share. The dividend was paid on December 8, 2005, to shareholders of record at the close of business on November 17, 2005. The ex-dividend date was November 15, 2005.

On October 26, 2005, our Board of Directors approved a modification to the July 20, 2004 share repurchase plan. The original repurchase plan called for up to $30 billion of Microsoft common stock to be repurchased over the succeeding four years. Under the revised plan, we expect to complete the $30 billion approved repurchase amount no later than December 2006. As of March 31, 2006, approximately $6.4 billion remained of the $30 billion approved repurchase amount. The specific timing and amount of repurchases will vary based upon market conditions, securities laws limitations, and other factors. The repurchase program may be suspended or discontinued at any time without notice.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Prior to July 1, 2005, we accounted for stock-based compensation in accordance with SFAS No. 123, Accounting for Stock-Based Compensation, as amended by SFAS No. 148, Accounting for Stock-Based Compensation – Transition and Disclosure. Under the fair value recognition provisions of SFAS No. 123, stock-based compensation expense for all stock-based awards was measured at the grant date based on the value of the award and was recognized as expense over the service period for awards that were expected to vest.

Effective July 1, 2005, we adopted SFAS No. 123(R), Share-Based Payment, using the modified prospective application transition method. Because the fair value recognition provisions of SFAS No. 123 and SFAS No. 123(R) were materially consistent under our equity plans, the adoption of SFAS No. 123(R) did not have a significant impact on our financial position or our results of operations. Prior to our adoption of SFAS No. 123(R), benefits of tax deductions in excess of recognized compensation costs were reported as operating cash flows. SFAS No. 123(R) requires excess tax benefits be reported as a financing cash inflow rather than as a reduction of taxes paid. As of March 31, 2006, there was $1.7 billion and $417 million of total unrecognized compensation costs related to SAs and SPSAs, respectively. These costs are expected to be recognized over a weighted average period of 3.6 and 2.4 years, respectively. As of March 31, 2006, there was $559 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of one year.

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. This FSP became effective in November 2005. We continue to evaluate the impact that the adoption of this FSP could have on our financial statements.

In November 2005, the FASB issued FSP FAS115-1/124-1, The Meaning of Other-Than-Temporary Impairment and Its Application to Certain Investments, which addresses the determination as to when an investment is considered impaired, whether that impairment is other than temporary, and the measurement of an impairment loss. This FSP also includes accounting considerations subsequent to the recognition of an other-than-temporary impairment and requires certain disclosures about unrealized losses that have not been recognized as other-than-temporary impairments. The guidance in this FSP amends FASB Statements No. 115, Accounting for Certain Investments in Debt and Equity Securities, and No. 124, Accounting for Certain Investments Held by Not-for-Profit Organizations, and APB Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock. We adopted this FSP during the three months ended March 31, 2006 and it did not have a material impact on our financial statements.

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

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than- temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry and/or investee conditions deteriorate, we may incur future impairments.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (July 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our businesses, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit.

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

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS No. 5 requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial position or our results of operations.

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

We account for stock-based compensation in accordance with SFAS No. 123(R). Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the value of the award and is recognized as expense over the vesting period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

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

Third parties may claim we infringe their intellectual property rights. From time to time we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow. Responding to these claims may require us to enter into royalty and licensing agreements on less favorable terms, require us to stop selling or to redesign affected products, or to pay damages or to satisfy indemnification commitments with our customers including contractual provisions under various license arrangements. If we are required to enter into such agreements or take such actions, our operating margins may decline as a result. We have made and expect to continue making significant expenditures to settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

We may not be able to protect our source code from copying if there is an unauthorized disclosure of source code. Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. While we license certain portions of our source code for various software programs and operating systems to a number of licensees, we take significant measures to protect the secrecy of large portions of our source code. If an unauthorized disclosure of a significant portion of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code could also increase certain risks described in the next paragraph.

Security vulnerabilities in our products could lead to reduced revenues or to liability claims. Maintaining the security of computers and computer networks is an issue of critical importance for us and our customers. There are malicious hackers who develop and deploy viruses, worms, and other malicious software programs that attack our products. While this is an industry-wide phenomenon that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to address these critical issues. We are focusing on engineering even more secure products, enhancing security and reliability options and settings when we deliver products, and providing guidance to help our customers make the best use of our products and services to protect against computer viruses and other attacks on their computing environment. In addition, we are working to improve the deployment of software updates to address security vulnerabilities discovered after our products are released. We are also investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed. We are also advising customers on how to help protect themselves from security threats through the use of our online automated security tools, our published security guidance, and the deployment of security software such as firewalls, anti-virus, and other security software. The cost of these steps could adversely affect our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases, or to use competing products. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue. We devote significant resources to improving the security design and engineering of our software. Nevertheless, actual or perceived vulnerabilities may lead to claims against us. While our license agreements typically contain provisions that eliminate or limit our exposure to such liability claims, there is no assurance these provisions will be held effective under applicable laws and judicial decisions.

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

In December 2005, the Korean Fair Trade Commission (“KFTC”) completed an investigation of whether including streaming media technology or instant messenger technology in Windows, or including Windows Media Services as an optional component of Windows Server, violates the Korean Fair Trade Law. In December

2005 the KFTC ruled that we had violated the law and issued a remedial order requiring us to offer two versions of Windows PC operating systems, one with Windows Media Player and Instant Messenger removed and another with those functionalities but also including opportunities for OEMs to install competing media player and instant messenger programs. If upheld over Microsoft’s appeal, these remedies could adversely affect the utility and competitive position of Windows PC operating systems in the Korean market.

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

Delays in product development schedules may adversely affect our revenues. The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products, could adversely affect our revenue.

We make significant investments in new products and services that may not be profitable. We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including Windows Vista, Microsoft Office 2007 system, MSN Search, Windows Server and Windows Live. Investments in new technology are inherently speculative. Commercial success depends on many factors including innovativeness, developer support, and effective distribution and marketing. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Declines in demand for software could occur. If overall market demand for PCs, servers, and other computing devices declines significantly, or consumer or corporate spending for such products declines, our revenue will be adversely affected. In addition, our revenue would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products because new product offerings are not perceived as providing significant new functionality or other value to prospective purchasers. We are making significant investments in Windows Vista and the Microsoft Office 2007 system. If these products are not perceived as offering significant new functionality or value to prospective purchasers, our revenue and operating margins could be adversely affected.

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

Changes in accounting may affect our reported earnings and operating income. Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as revenue recognition for software, accounting for investments, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in our products or business could significantly change our reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See Note 1—Basis of Presentation and Consolidation of the Notes to Financial Statements (Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies (Item 2) of this report.

We operate a global business that exposes us to additional risks. We operate in over 100 countries and a significant part of our revenue comes from international sales. Pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the United States and other countries. Operations outside of the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for software; social, political, labor or economic conditions in a specific country or region; and difficulties in staffing and managing foreign operations. While we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenues.

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

We have limited insurance. We maintain third party insurance coverage against various liability risks and risks of property loss. Because of the unavailability or high cost of conventional insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of March 31, 2006, the face value of captive insurance arrangements was $2.0 billion. Actual value at any particular time will vary due to deductibles, exclusions, other restrictions, and claims. While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with the risks discussed in this report or other events could exceed the coverage provided by such arrangements.

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

The following table sets forth the one-day VaR for substantially all of our positions as of and for the three months ended March 31, 2006:

(In millions)	June 30, 2005	March 31, 2006	Three months ended March 31, 2006
Risk Categories			Average	High	Low
Interest rates	$88	$76	$73	$77	$69
Currency rates	52	28	29	36	20
Equity prices	164	92	93	104	90
Commodity prices	14	13	14	15	13

Total one-day VaR for the combined risk categories is $122 million at March 31, 2006 and $195 million at June 30, 2005. The total VaR is 42% less at March 31, 2006 and 39% less at June, 30 2005 than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On February 23, 2006, the Korean Fair Trade Commission (“KFTC”) issued a formal written ruling against us in its investigation of the company under Korean competition law. The KFTC held that our integration of Windows Media Player and Windows Messenger in the Windows client operating system and the integration of Windows Media Services in Windows server constituted an abuse of monopoly power and unlawful tying in violation of the Korean Fair Trade Act. Under the order, which will go into effect within 180 days, we may no longer distribute Windows in Korea as currently designed. The order requires that we develop and distribute in Korea a version of Windows XP and its successors that does not include Windows Media Player or Windows Messenger functionality. Additionally, we may also distribute a second modified version of Windows that contains the removed functionality, provided that the second version includes promotional links in the user interface that will enable consumers to link to and download a select group of competing media players and instant messengers. The order also prohibits us from including Windows Media Player or Windows Messenger, or any feature with similar functionality, in any product for which we have a 50% or greater market share. We have appealed the KFTC’s decision to the Seoul High Court and have also sought reconsideration before the KFTC. Although we have not yet determined how the Commission’s ruling will impact our business in Korea, the announced remedies do not prevent us from distributing Windows in Korea.

On December 21, 2005 the European Commission issued a Statement of Objections in its competition law investigation of us. The Commission stated its preliminary conclusion that we were in violation of the Commission’s 2004 decision by failing to produce and license technical information that was sufficiently useable or that covered all the technologies to which the decision was directed. The Statement of Objections could result in further monetary fines of up to €2 million per day from December 15, 2005 and other obligations. We opposed the Statement of Objections in a written response in February 2006. The Commission conducted an oral hearing on the Statement of Objections and our response on March 30-31, 2006. The Commission may, but is not required to, issue a decision based on the Statement of Objections at any time thereafter.

See Note 8 – Contingencies of the Notes to Financial Statements (Item 1) for information regarding these and other legal proceedings in which we are involved.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
January 1, 2006 – January 31, 2006	90,503,829	$26.79	90,503,829	$8,879
February 1, 2006 – February 28, 2006	27,080,763	27.19	27,080,763	8,142
March 1, 2006 – March 31, 2006	63,136,238	27.21	63,136,238	6,424

	180,720,830		180,720,830

On July 20, 2004, our Board of Directors approved a plan to buy back up to $30 billion in Microsoft common stock over the next four years. The specific timing and amount of repurchases will vary based on market conditions, securities law limitations, and other factors. The repurchases will be made using our cash resources. On October 26, 2005, our Board approved a modification to the July 20, 2004 share repurchase plan. The original repurchase plan called for up to $30 billion of Microsoft common stock to be repurchased over the succeeding four years. Under the revised plan, we expect to complete the $30 billion approved repurchase amount no later than December 2006. During the third quarter of fiscal year 2006, we repurchased 181 million shares for $4.9 billion under the revised plan. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. The repurchase program may be suspended or discontinued at any time without prior notice.

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

Date: April 27, 2006	Microsoft Corporation

	By:	/s/ CHRISTOPHER P. LIDDELL
Christopher P. Liddell Senior Vice President; Chief Financial Officer, Chief Accounting Officer (Principal Financial Officer and Duly Authorized Officer)