Form 10-K
period 2006-06-30
MICROSOFT CORP
filed 2006-08-25
CIK 789019

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-14278

MICROSOFT CORPORATION

WASHINGTON	91-1144442
(STATE OF INCORPORATION)	(I.R.S. ID)

ONE MICROSOFT WAY, REDMOND, WASHINGTON 98052-6399

(425) 882-8080

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

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

As of December 31, 2005, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $233,926,876,964 based on the closing sale price as reported on the NASDAQ National Market System. As of August 18, 2006, there were 9,969,991,800 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 14, 2006 are incorporated by reference into Part III.

Microsoft Corporation

FORM 10-K

For The Fiscal Year Ended June 30, 2006

PAGE	2

 Part I

Item 1

Special Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

GENERAL

Our mission is to enable people and businesses throughout the world to realize their full potential. We work to achieve our mission through technology that transforms the way people work, play, and communicate. Since our founding in 1975, we have been a leader in this transformation. We develop and market software, services, and solutions that we believe deliver new opportunity, convenience, and value to people’s lives. We do business throughout the world and have offices in more than 100 countries.

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products for many computing devices. Our software products include operating systems for servers, personal computers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solution applications; high-performance computing applications, and software development tools. We provide consulting and product support services, and we train and certify computer system integrators and developers. We sell the Xbox 360 video game console and games, PC games, and peripherals. Online offerings and information are delivered through our Windows Live, Office Live, and MSN portals and channels.

We also research and develop advanced technologies for future software products. We believe that delivering breakthrough innovation and high-value solutions through our integrated software platform is the key to meeting our customers’ needs and to our future growth. We believe that over the past few years we have laid the foundation for long-term growth by delivering innovative new products, creating opportunities for partners, improving customer satisfaction, putting many of our most significant legal challenges behind us, and improving our internal processes. Our focus is to build on this foundation by continuing to innovate on our integrated software platform, delivering compelling value propositions to customers, responding effectively to customer and partner needs, and continuing to focus internally on product excellence, business efficacy, and accountability. Our research and development facilities are located primarily in Redmond, Washington. We also have smaller research facilities in other parts of the United States and around the world, including, but not limited to, China, Denmark, England, India, Ireland, and Israel.

OPERATING SEGMENTS

Our segments provide management with a comprehensive financial view of our key businesses. The segments provide a framework for the alignment of strategies and objectives across the development, sales, marketing, and services organizations, and for the timely and rational allocation of development, sales, marketing, and services resources within businesses. The segments also help focus strategic planning efforts on key objectives and initiatives across our businesses.

PAGE	3

 Part I

Item 1

Due to our integrated business structure, operating costs included in one segment may benefit other segments. Therefore, these segments are not designed to measure operating income or loss that is directly related to the products included in each segment. Inter-segment cost commissions are estimated by management and used to compensate or charge each segment for such shared costs and to motivate shared effort. Segments should not be viewed as discrete or easily separable businesses.

For the fiscal years covered by this filing, our seven segments were: Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment. See Note 18 – Segment Information of the Notes to Financial Statements for financial information regarding segment reporting. On July 17, 2006, we announced a change in our operating segments reflecting the culmination of the business realignment announced in September 2005. These changes will be effective for fiscal year 2007; the seven segments discussed in this section are presented in the way we internally managed and monitored performance at the business group level in fiscal year 2006, 2005, and 2004.

Client

Client has overall responsibility for the technical architecture, engineering and product delivery of our Windows product family, and is also responsible for our relationships with personal computer manufacturers, including multinational and regional original equipment manufacturers (“OEMs”). The segment includes sales and marketing expenses for the Windows client operating system and product development efforts for the Windows platform. Client revenue growth is correlated with the growth of purchases of personal computers from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue.

The next generation of the Windows operating system, Windows Vista, is under development. This development phase represents a major investment that we expect will result in a significantly more manageable and powerful PC operating system than previously released by Microsoft. Windows Vista will include advances in security, digital media, user interfaces, and other areas that will enhance the user and developer experience.

Products:    Windows XP Professional and Home; Media Center Edition; Tablet PC Edition; and other standard Windows operating systems.

Competition

Client faces strong competition from well-established companies with differing approaches to the PC market. Competing commercial software products, including variants of Unix, are supplied by competitors such as Apple Computer, Hewlett-Packard, IBM, and Sun Microsystems. The Linux operating system, which is also derived from Unix and is available without payment under a General Public License, has gained some acceptance as competitive pressures lead PC OEMs to reduce costs. The Windows operating system also faces competition from alternative platforms and new devices that may reduce consumer demand for traditional personal computers. Competitors such as Mozilla offer software that competes with the Internet Explorer Web browsing capabilities of Windows products. Apple Computer, Real Networks, and others compete with Windows Media Player. Our operating system products compete effectively by delivering innovative software, a familiar, easy-to-use interface, compatibility with a broad range of hardware and software applications, and the largest support network for any operating system.

Server and Tools

Server and Tools develops and markets Windows Server products, including Windows Server operating systems. Windows Server products are integrated server infrastructure software that are designed to support end-to-end software applications and tools built on the Windows Server 2003 operating system. Windows Server products include the server platform, operations, security, applications and collaboration software. The segment also builds standalone and software development lifecycle tools for software architects, developers, testers and project managers.

We offer a broad range of consulting services and provide product support services. The segment also provides training and certification to developers and information technology professionals about our Server and PC platform products. Server and Tools also includes the Enterprise Partner Group, which is responsible for sales, partner management and partner programs for medium and large organizations; and the Public Sector sales and marketing organization.

PAGE	4

 Part I

Item 1

Approximately half of Server revenue comes from multi-year licensing agreements, one third is purchased through fully packaged product and transactional volume licensing programs, and approximately 10% comes from licenses sold to OEMs. Approximately 15% of revenue comes from consulting and product support services.

Products and Services:    Windows Server operating system; Microsoft SQL Server; Exchange Server; Microsoft Consulting Services; product support services; Visual Studio; System Center products; Forefront security family of products; and Biz Talk Server, among others.

Competition

Our server operating system products face intense competition from a wide variety of server operating systems and server applications, offered by companies with a variety of market approaches. Vertically integrated computer manufacturers such as Hewlett-Packard, IBM, and Sun Microsystems offer their own variant of Unix preinstalled on server hardware. Nearly all computer manufacturers offer server hardware for the Linux operating system. IBM’s endorsement of Linux has aided the acceptance of Linux as an alternative to Unix and Windows server operating systems. Linux’s competitive position has also benefited from the large number of compatible applications now produced by many leading commercial software developers and non-commercial software developers. A number of companies supply versions of Linux, including Novell and Red Hat.

We compete in the business of providing enterprise-wide computing solutions with several companies that provide solutions and middleware technology platforms. IBM and Sun Microsystems lead a group of companies focused on the Java 2 Platform Enterprise Edition (J2EE). Commercial software developers that provide competing server applications for PC-based distributed client/server environments include CA, IBM, and Oracle.

Numerous commercial software vendors offer competing commercial software applications for connectivity (both Internet and intranet), security, hosting, and e-business servers. System Center competes with BMC, CA, and IBM in the Management of IT infrastructures, while Forefront Security competes with McAfee, Symantec, and Trend Micro in protecting both client and server applications. In addition, IBM has a large installed base of Lotus Notes and cc:Mail, both of which compete with our collaboration and e-mail products. Non-commercial software products, including the widely-deployed Apache Web Server, also compete with our solutions. Our products for software developers compete against offerings from Adobe, BEA Systems, Borland, IBM, Oracle, Sun Microsystems, and other companies. We believe that our server products provide customers with advantages in innovation, performance, total costs of ownership, and productivity, by delivering superior applications development tools and development environment, compatibility with a broad base of hardware and software applications, security, and manageability.

Information Worker

Information Worker consists of the Microsoft Office system of programs, services, and software solutions designed to increase personal, team, and organization productivity. The Office system offerings generate over 85% of Information Worker revenue. Revenue growth depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other information worker areas such as enterprise content management, collaboration, unified messaging, and business intelligence.

Approximately 40% of Information Worker revenue has come from multi-year license agreements with large enterprises. Revenues from these licenses generally depend upon the number of information workers in a licensed enterprise. Revenue from this category of agreements is therefore relatively independent of the number of PCs sold in a given year. Consequently, general employment levels, particularly in North America and Europe, significantly affect Information Worker revenue. Approximately 40% of Information Worker revenue comes from new licenses acquired through fully packaged product and volume licensing programs to individual consumers and enterprises of all sizes. Most of this revenue is sensitive to information technology budgets, which often depend on general economic conditions. The remaining approximately 20% of Information Worker revenue comes from licenses to OEMs for new PCs and is affected by the level of PC shipments. The next wave of our flagship product, the 2007 Microsoft Office system, is currently under development.

Products:    Microsoft Office; Microsoft Project; Microsoft Visio; SharePoint Portal Server CAL; Microsoft Live Meeting; One Note; and Office Communication Server.

PAGE	5

 Part I

Item 1

Competition

Competitors to the Microsoft Office system include many software application vendors such as Apple, Corel, Google, IBM, Novell, Oracle, Red Hat, Sun Microsystems, and local application developers in Europe and Asia. IBM (Smartsuite) and Corel (WordPerfect Suite) have measurable installed bases with their office productivity products. Apple may distribute certain of their application software products with various models of their PCs. The OpenOffice.org project provides a freely downloadable cross-platform application that also has been adapted by various commercial software vendors to sell under their brands, including IBM, Novell, Red Hat, and Sun. Corel’s suite and many local software suites around the world are aggressively priced for OEMs to preinstall on low-priced PCs. In addition to traditional client-side applications, Web-based offerings such as AjaxWrite, gOffice, iNetOffice, SimDesk, ThinkFree, wikiCalc, or other small projects competing with individual applications, can also provide an alternative to Microsoft Office system products. Google has announced spreadsheet and word processing applications as web-based offerings and also provides an enterprise search offering that competes with SharePoint and our new enterprise search product. IBM has many different points of competition with Office system products with its Notes and Workplace offerings.

As we continue to respond to market demand for additional functionality and products, we will compete with additional vendors, most notably in enterprise content management, collaboration tools, unified messaging, and business intelligence. These competitors include WebEx, and a number of business intelligence vendors such as Business Objects, Cognos, and Hyperion.

Microsoft Business Solutions

Microsoft Business Solutions is responsible for Microsoft Dynamics brand business applications for small and mid-size businesses, large organizations and divisions of global enterprises. It offers financial management, customer relationship management, supply chain management, and analytics applications. Revenue is derived from software and services sales, with software sales representing a large majority of total revenue. Software revenues include both new software licenses and enhancement plans, which provide customers with future software upgrades and on-line training over the period of the plan. The solutions are delivered through a worldwide network of channel partners and independent software vendors that provide services, additional related software, and local support.

Products:    Microsoft Dynamics AX; Microsoft Dynamics CRM; Microsoft Dynamics GP; Microsoft Dynamics NAV; Microsoft Dynamics SL; Microsoft Dynamics Retail Management System; Microsoft Partner Program; and Microsoft Office Small Business Accounting.

Competition

Our competition varies based upon the size and geographic location of the customer for whom we are competing. We compete with well-known vendors such as Intuit and Sage in the market focused on providing solutions for small and mid-sized businesses. The market for large organizations and divisions of global enterprises continues to be intensely competitive with a small number of primary vendors including Oracle and SAP. Additionally, these large enterprise-focused vendors are repositioning some of their business applications to focus on small and mid-sized businesses. We believe our products compete effectively with these vendors based on our strategy of providing integrated, adaptable solutions that work like and with Microsoft technologies our customers already have.

MSN

MSN provides personal communications services, such as e-mail and instant messaging, and online information offerings such as MSN Search, MapPoint, and the MSN portals and channels around the world. MSN also provides a variety of online paid offerings. MSN manages many of its own properties, including health, autos, and shopping. MSN also creates alliances with third parties for many channels, including CareerBuilder.com, Expedia.com, Foxsports.com, Match.com, and MSNBC.com.

MSN generates revenue primarily from advertisers on MSN, from consumers and partners through subscriptions and transactions, and from MSN narrowband Internet access subscribers. In fiscal year 2006, we launched MSN adCenter – our internally developed advertising platform – in certain international markets and throughout the U.S. where it now serves 100 percent of paid search traffic on our online properties. We believe MSN adCenter will enable us to increase both display and search advertising revenues by reducing our reliance on third parties for delivering

PAGE	6

 Part I

Item 1

ads. In fiscal year 2006, we announced Windows Live™, a set of Internet services and software designed to improve the users’ connected experience and we released Windows Live Messenger to consumers in 58 countries.

Products:    MSN Search; MapPoint; MSN Internet Access; MSN Premium Web Services (consisting of MSN Internet Software Subscription, MSN Hotmail Plus, MSN Bill Pay, and MSN Radio Plus); Windows Live; and MSN Mobile Services.

Competition

MSN competes with AOL, Google, Yahoo!, and a wide array of Web sites and portals that provide content and online offerings of all types to end users. We compete with these organizations to provide advertising opportunities for merchants. MSN also competes for narrowband Internet access users with AOL, Earthlink, and other ISPs for dial-up internet access in the United States. Due to the continuing trend of consumers migrating from narrowband to broadband Internet access, we expect our narrowband Internet access subscriber base to continue to decline as we de-emphasize this portion of our business. The Internet advertising industry has grown significantly over the past several years, and we anticipate that this trend will continue. Competitors are aggressively developing Internet offerings that seek to provide more effective ways of connecting advertisers with audiences through enhanced functionality in communication services, improvements in information services such as Internet search, and improved advertising infrastructure and support services. We have developed our own algorithmic search engine to provide end users with more relevant search results, a broader selection of content, and expanded search services. To support the growth of our advertising business, we also are investing in our communication services, technology, operations, and sales efforts. We will continue to introduce new products and services, including the Windows Live set of services that are aimed at attracting additional users through improvements in the user online experience. We believe that we can compete effectively across the breadth of our Internet services by providing users with software innovation in the form of information and communication services that help them find, discover, and experience what they want online and by providing merchants with effective advertising results through improved systems and sales support.

Mobile and Embedded Devices

Mobile and Embedded Devices develops and markets products that extend the Windows platform to mobile devices such as PDAs and phones, and to embedded devices. Microsoft’s vision for mobile devices is rooted in the convergence of the computing and wireless industries, which we believe creates new opportunities to improve communication and information access for customers. We see software as a key differentiator in making smart devices and wireless data services valuable to customers through rich experiences such as mobile messaging, location-based services, media, and speech recognition. We are working closely with mobile operators and with hardware and software partners to accelerate the development and availability of smart devices and services, and to provide a broad range of choices for customers. The segment is also responsible for managing our company-wide sales and customer relations with device manufacturers and other communication-sector customers, which includes network service providers and media and entertainment companies. Windows Embedded is a suite of operating systems, tools, and technologies that are specifically designed for today’s advanced embedded devices.

Products:    Windows Mobile software platform; Windows Embedded device operating system; and Windows Automotive.

Competition

Windows Mobile software faces substantial competition from Nokia, Openwave Systems, Palm, QUALCOMM, Research In Motion, and Symbian. The embedded operating system segment is highly fragmented with many competitive offerings. Key competitors include IBM, Wind River, and versions of embeddable Linux from commercial Linux vendors such as Metrowerks and MontaVista Software. The telematics market is also highly fragmented, with competitive offerings from IBM and automotive suppliers building on various real-time operating system platforms from commercial Linux vendors, QNX Software Systems, Wind River, and others. We believe that our products compete effectively by providing a familiar development framework, which enables developers to easily write and deploy innovative applications for mobile or embedded devices. We also compete by providing a flexible platform that allows customers and partners to build differentiated and profitable business models, and by providing end users with benefits such as ease of use, personal productivity, and better information management and control.

PAGE	7

 Part I

Item 1

Home and Entertainment

Home and Entertainment is responsible for development, production, and marketing for the Xbox video game system, including consoles and accessories, third-party games, games published under the Microsoft brand, and Xbox Live operations, research, and sales and support. In addition to Xbox, we offer several types of entertainment products, including PC software games, online games, and other devices. The segment also leads the development efforts of our Consumer Productivity Experience Group (“CPxG”) which includes Microsoft’s line of consumer software and hardware products, such as the Encarta line of learning products and services, application software for Macintosh computers, and Microsoft PC hardware products such as mice and keyboards. In addition, the segment carries out all retail sales and marketing for Microsoft Office and the Windows operating systems (for which it receives an inter-segment commission), Xbox, PC games, and CPxG products. It also is responsible for the development, sales, and deployment of Microsoft’s TV platform products for the interactive television industry, including MSTV Foundation Edition and Internet Protocol TV products.

Products:    Xbox 360; Xbox; Xbox Live; CPxG (consumer software and hardware products); and IPTV.

Competition

The home and entertainment business is highly competitive, characterized by rapid product life cycles, frequent introductions of new products and titles, and the development of new technologies. The markets for our products are characterized by significant price competition. We anticipate continued pricing pressure from our competitors. From time to time, we have responded to this pressure by reducing prices on certain products. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with substantial financial and marketing resources. We compete primarily on the basis of product innovation, quality and variety, timing of product releases, and effectiveness of distribution and marketing.

Our Xbox hardware business competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. The lifecycle for video game consoles averages 5 to 7 years. We released Xbox 360, our next generation console in November 2005. Nintendo and Sony have also announced new versions of their game consoles, which have not been released. Success in the transition to the next generation of consoles will depend on the availability of games for the console, providing exclusive game content that gamers seek, the computational power of the console, and the ability to create new revenue sources such as advertising and downloadable content. We believe the Xbox 360 is positioned well against competitive console products based on significant innovation in hardware architecture, new developer tools, expanded revenue sources, and continued strong exclusive content from our own game franchises such as Halo.

In addition to competing against software published for non-Xbox platforms, our games business also competes with numerous companies that we have licensed to develop and publish software for the Xbox consoles. Our PC hardware products face aggressive competition from computer and other hardware manufacturers, many of which are also current or potential partners. Our MSTV business faces competition primarily from ad hoc solutions that address sub-segments of the TV delivery platform, but that do not provide end-to-end solutions for the network operator.

OPERATIONS

To serve the needs of customers around the world and to improve the quality and usability of products in international markets, we “localize” many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes, and translating text.

Our operational centers support all operations in their regions, including customer contract and order processing, credit and collections, information processing and vendor management and logistics. The regional center in Ireland supports the EMEA region; the center in Singapore supports the Japan, Greater China and Asia-Pacific region; and the centers in Fargo, Puerto Rico, Reno, and Redmond support North America and Latin America.

We contract most of our manufacturing activities to third parties who produce the Xbox, various retail software packaged products, and Microsoft hardware. Our products may include some components that are available from only one or limited sources. Our Xbox 360 console includes certain key components that are supplied by a single source. The central processing unit is purchased from IBM and the graphics chips and embedded dynamic random access memory chips for the graphics processing unit are purchased from Taiwan Semiconductor Manufacturing Company and NEC Corporation, respectively. Although we have chosen to initially source these key Xbox 360 components from

PAGE	8

 Part I

Item 1

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

PRODUCT DEVELOPMENT

During fiscal years 2006, 2005, and 2004, research and development expense was $6.58 billion, $6.10 billion, and $7.74 billion, respectively. Those amounts represented 14.9%, 15.3%, and 21.0%, respectively, of revenue in each of those years. We plan to continue significant investment in a broad range of research and product development.

Most of our software products are developed internally. We also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products. We believe we are not materially dependent upon licenses and other agreements with third parties relating to the development of our products. Internal development allows us to maintain closer technical control over our products. It also gives us the freedom to decide which modifications and enhancements are most important and when they should be implemented. Generally, we also create product documentation internally. We strive to obtain information at the earliest possible time about changing usage patterns and hardware advances that may affect software design. Before releasing new software platforms, we provide application vendors with a range of resources and guidelines for development, training, and testing.

Business and Product Development Strategy.    Innovation is a key factor affecting Microsoft’s growth. In fiscal year 2006, we received our 5,000th patent. We continue our long-term commitment to research and development, including advanced work aimed at innovations in a wide spectrum of technologies: tools and platforms; communication, collaboration and expression; information access and organization; entertainment; business and e-commerce; and devices. Through innovations in these areas, we expect to grow revenue via three principal strategies:

•	Strengthening core businesses. The Client, Server & Tools, and Information Worker segments remain our largest businesses and continue to grow as a result of growth in personal computer and server shipments, software upgrades and growth in the market for business software and services. We believe the growth in our core businesses will be driven by our forthcoming innovations, including the Windows Vista operating system, the 2007 Microsoft Office system, and Exchange Server 2007. We also expect these businesses to be impacted by expected growth in the world’s developing countries, as their economies develop and they adopt global standards for intellectual property protection. In fiscal year 2006, nearly 60 million PCs were sold with pirated versions of Windows. Our Windows Genuine Advantage program and agreements with PC manufacturers in China are just two examples of our commitment to protect our intellectual property. Meanwhile, new payment options like FlexGo, which enables people to finance their computer use on a pay-as-you-go basis, will help us reach new consumers in emerging markets.

•	Succeeding in adjacent businesses. In fiscal year 2007, we will deliver new products, services, and technologies that we believe will position us to take advantage of new opportunities. One example is unified communications, which brings together telephony, email, instant messaging, mobile devices, and Web conferencing, in order to streamline the way workers communicate. We believe new enterprise information management tools will help knowledge workers create, find, use, and share business information more quickly and more effectively. In addition, we’ll offer new security capabilities, improved management products, and new development tools. We recently entered the high-performance computing business and we have new offerings and initiatives in industries such as life sciences and manufacturing.

•	Entering new markets. We believe new markets, such as online gaming and entertainment services, including IPTV, our digital television technology, provide a number of new opportunities for us.

Leading the Software Services Transformation

Internet-based services are transforming the way people create, deploy, manage and use technology. We are committed to playing a leadership role in the software services transformation through our efforts to create our services platform for the next generation of applications, communications, and commerce. Across the company, software services are at the core of our development efforts.

PAGE	9

 Part I

Item 1

In fiscal year 2006, we introduced Windows Live and Office Live, which provides small businesses with affordable Internet-based business services hosted by Microsoft. We rolled out new search services, including beta releases of Windows Live Search and Windows Live Academic Search. We introduced new and enhanced services for computer safety and computer maintenance (Windows Live SafetyCenter and Windows Live OneCare), communications (Windows Live Mail and Windows Live Messenger), and entertainment (Xbox Live). We also created Live Labs, an applied research program that targets Internet products and services.

Because software services offer strong opportunities for growth, we will continue to refine and improve adCenter, our advertising engine for Windows Live, MSN and other online offerings. We will deploy new service-based solutions, including Dynamics CRM Live, which we announced in July 2006. We will also continue to build out our services infrastructure, providing new tools to help partners and businesses create and host services, and adding new data centers to meet growing consumer demand for services.

DISTRIBUTION, SALES AND MARKETING

We distribute our products primarily through the following channels: OEM; distributors and resellers; and online.

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

Distributors and Resellers.    We license software to organizations under arrangements that allow the end-user customer to acquire multiple licenses of products. Organizations license our products primarily through large account resellers (“LARs”), direct market resellers, and value-added resellers (“VARs”). Many organizations that license products through enterprise agreements (“EAs”) transact directly with us, with sales support from our Enterprise Software Advisor channel partners. These Enterprise Software Advisors typically are also authorized as LARs and operate as resellers for our other licensing programs. Although each type of reselling partner reaches organizations of all sizes, LARs are primarily engaged with large organizations and VARs typically reach the breadth of small- and medium-sized organizations. Some of our distributors include Ingram Micro and Tech Data, and some of our largest resellers include CDW, Dell, Insight Enterprises, Software House International, and Software Spectrum. Our business solutions software offerings are licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services. We distribute our finished goods products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Individual consumers obtain our products primarily through retail outlets, including Best Buy, Target, and Wal-Mart. We have a network of field sales representatives and field support personnel that solicits orders from distributors and resellers and provides product training and sales support.

Our arrangements for organizations to acquire multiple licenses of products are designed to provide them with a means of doing so without having to acquire separate packaged product through retail channels. In delivering organizational licensing arrangements to the market, we use different programs designed to provide flexibility for organizations of various sizes. While these programs may differ in various parts of the world, generally they include:

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

PAGE	10

 Part I

Item 1

Enterprise Agreement.    The Enterprise Agreement is targeted at medium and large organizations that want to acquire perpetual licenses to software products for all or substantial parts of their enterprise, along with rights to future versions of certain software products, support, tools, and training over a specified time period (generally three years).

Online Services.    We distribute online content and services through MSN and other online channels. MSN delivers Internet access and various premium services and tools to consumers. MSN also delivers online e-mail and messaging communication services and information services such as online search, advertising, and premium content. Home and Entertainment operates the Xbox Live service which allows customers to participate in the gaming experience with other subscribers online. Microsoft Business Solutions operates the Microsoft Small Business Center portal, which is delivered online. This portal provides tools and expertise for small-business owners to build, market, and manage their businesses online. Other services delivered online include Microsoft Developer Networks subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling our products and solutions.

CUSTOMERS

Our customers include individual consumers, small and medium-sized organizations, enterprises, governmental institutions, educational institutions, Internet Service Providers, application developers, and OEMs. Consumers and small- and medium-sized organizations obtain our products primarily through resellers and OEMs. Sales to Dell and its subsidiaries in the aggregate accounted for approximately 11% of fiscal year 2006 and 10% in each of fiscal year 2005 and 2004 revenue. These sales were made primarily through our OEM and volume licensing channels and cover a broad array of products including Windows PC operating systems, Microsoft Office, and server products. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of August 25, 2006 were as follows:

Name	Age	Position with the Company
William H. Gates III	50	Chairman of the Board
Steven A. Ballmer	50	Chief Executive Officer
Robert J. (Robbie) Bach	44	President, Microsoft Entertainment and Devices Division
Lisa E. Brummel	46	Senior Vice President, Human Resources
Kevin R. Johnson	45	Co-President, Microsoft Platforms and Services Division
Christopher P. Liddell	48	Senior Vice President and Chief Financial Officer
Jeffrey S. Raikes	48	President, Microsoft Business Division
Bradford L. Smith	47	Senior Vice President, Legal and Corporate Affairs; General Counsel and Secretary
Brian Kevin Turner	41	Chief Operating Officer

Mr. Gates co-founded Microsoft in 1975 and served as its Chief Executive Officer from the time the original partnership was incorporated in 1981 until January 2000, when he resigned as Chief Executive Officer and assumed the position of Chief Software Architect. In June 2006, Mr. Gates stepped down as Chief Software Architect and announced a two-year transition plan out of a day-to-day role in the Company. Mr. Gates has served as Chairman since our incorporation.

Mr. Ballmer was appointed Chief Executive Officer in January 2000. He served as President from July 1998 to February 2001. Previously, he had served as Executive Vice President, Sales and Support since February 1992. He joined Microsoft in 1980.

Mr. Bach was named President, Microsoft Entertainment and Devices Division in September 2005. He had been Senior Vice President, Home and Entertainment since March 2000. Before holding that position, he had been Vice President, Home and Retail since March 1999, and Vice President, Learning, Entertainment and Productivity, and Vice President, Desktop Applications Marketing since 1996. Mr. Bach joined Microsoft in 1988.

PAGE	11

 Part I

Item 1, 1A

Ms. Brummel was named Senior Vice President, Human Resources in December 2005. She had been Corporate Vice President, Human Resources since April 2005. From 1995 to April 2005, she had been Corporate Vice President of the Home & Retail Division. Since joining Microsoft in 1989, Ms. Brummel has held a number of management positions at Microsoft, including general manager of Consumer Productivity business, product unit manager of the Kids business and product unit manager of Desktop and Decision reference products.

Mr. Johnson was named Co-President, Microsoft Platforms and Services Division in September 2005. He had been Group Vice President, Worldwide Sales, Marketing and Services since March 2003. Before that position, he had been Senior Vice President, Microsoft Americas since February 2002 and Senior Vice President, U.S. Sales, Marketing, and Services since August 2001, and prior to assuming that role, he had been Vice President, U.S. Sales, Marketing and Services. He joined Microsoft in 1992.

Mr. Liddell was named Senior Vice President and Chief Financial Officer of the Company in May 2005. Mr. Liddell served as Senior Vice President and Chief Financial Officer of International Paper Company since March 2003, and prior to becoming Chief Financial Officer, he held the positions of Vice President-Finance and Controller. Mr. Liddell served as Chief Executive Officer of Carter Holt Harvey Limited, an affiliate of International Paper, from 1999 to 2002 and Chief Financial Officer from 1995 to 1998.

Mr. Raikes was named President, Microsoft Business Division in September 2005. He had been Group Vice President, Information Worker Business since June 2004. Before that position, he had been Group Vice President, Productivity and Business Services since August 2000 and Group Vice President, Sales and Support since July 1998. Mr. Raikes joined Microsoft in 1981.

Mr. Smith was appointed Senior Vice President, Legal and Corporate Affairs, General Counsel and Secretary in November 2001. Mr. Smith was also named Chief Compliance Officer effective July 2002. He had been Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. He joined Microsoft in 1993.

Mr. Turner was appointed Chief Operating Officer in September 2005. Before joining Microsoft, he was Executive Vice President and President and Chief Executive Officer of the Sam’s Club division of Wal-Mart Stores, Inc. From September 2001 to August 2002, he served as Executive Vice President and Chief Information Officer of Wal-Mart’s Information Systems Division. From March 2000 to September 2001, he served as its Senior Vice President and Chief Information Officer of the Information Systems Division.

EMPLOYEES

As of June 30, 2006, we employed approximately 71,000 people on a full-time basis, 44,000 in the United States and 27,000 internationally. Of the total, 28,000 were in product research and development, 21,000 in sales and marketing, 13,000 in product support and consulting services, 2,000 in manufacturing and distribution, and 7,000 in general and administration. Our success is highly dependent on our ability to attract and retain qualified employees. None of our employees are subject to collective bargaining agreements.

AVAILABLE INFORMATION

Our Internet address is www.microsoft.com. There we make available, free of charge, our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file such material with or furnish it to the Securities and Exchange Commission (“SEC”). Our SEC reports can be accessed through the investor relations section of our Web site. The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

ITEM 1A.    RISK FACTORS

Challenges to our business model may reduce our revenues and operating margins.    Our business model has been based upon customers paying a fee to license software that we developed and distributed. Under this license-based software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. We believe the license-based software model has had substantial benefits for users of software, allowing them to rely on our expertise and the expertise of other software developers that have powerful incentives to develop innovative software that is useful, reliable, and compatible with other software and hardware. In recent years

PAGE	12

 Part I

Item 1A

certain “open source” software business models have evolved into a growing challenge to our license-based software model. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. A number of commercial firms compete with us using an open source business model by modifying and then distributing open source software to end users at nominal cost and earning revenue on complementary services and products. These firms do not have to bear the full costs of research and development for the software. A prominent example of open source software is the Linux operating system. While we believe our products provide customers with significant advantages in security and productivity, and generally have a lower total cost of ownership than open source software, the popularization of the open source software model continues to pose a significant challenge to our business model, including continuing efforts by proponents of open source software to convince governments worldwide to mandate the use of open source software in their purchase and deployment of software products. To the extent open source software gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenue and operating margins may consequently decline.

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

We face intense competition.    We continue to experience intense competition across all markets for our products and services. Our competitors range in size from Fortune 100 companies to small, specialized single-product businesses and open source community-based projects. While we believe the breadth of our businesses and product portfolio offers benefits to our customers that are a competitive advantage, our competitors that are focused on a narrower product line may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low. The Internet as a distribution channel and the non-commercial software model described above have reduced barriers to entry even further. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our products. In response to competitive factors, we are developing versions of our products with basic functionality that are sold at lower prices than the standard versions. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins and operating income.

We may not be able to protect our intellectual property rights against piracy, infringement of our patents by third parties, or declining legal protection for intellectual property.    We defend our intellectual property rights and combat unlicensed copying and use of software and intellectual property rights through a variety of techniques. Preventing unauthorized use or infringement of our rights is difficult. Piracy of our products represents a loss of revenue to us. While this adversely affects U.S. revenue, the impact on revenue from outside the United States is more significant, particularly in countries where laws are less protective of intellectual property rights. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Future legal changes could make this even more challenging. Throughout the world, we actively educate consumers about the benefits of licensing genuine products and obtaining indemnification benefits for intellectual property risks, and we educate lawmakers about the advantages of a business climate where intellectual property rights are protected. However, continued educational and enforcement efforts may fail to enhance revenue. Reductions in the legal protection for software intellectual property rights or compliance with additional intellectual property obligations impacting the rights of software developers could both adversely affect revenue.

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

PAGE	13

 Part I

Item 1A

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

Security vulnerabilities in our products could lead to reduced revenues or to liability claims.    Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products. While this is an industry-wide problem that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to address these critical issues. We focus on engineering even more secure products, enhancing security and reliability options and settings when we deliver products, and providing guidance to help our customers make the best use of our products and services to protect against computer viruses and other attacks on their computing environment. In addition, we are working to improve the deployment of software updates to address security vulnerabilities discovered after our products are released. We are also investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed. We advise customers on how to help protect themselves from security threats through the use of our online automated security tools, our published security guidance, and the deployment of security software such as firewalls, anti-virus, and other security software. The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases, or to use competing products. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue. In addition, actual or perceived vulnerabilities may lead to claims against us. While our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will be held effective under applicable laws and judicial decisions.

We are subject to government litigation and regulatory activity that affects how we design and market our products.    As a leading global software maker we receive scrutiny from government agencies under U.S. and foreign competition laws. Some jurisdictions also provide private rights of action for competitors or consumers based on alleged anti-competitive conduct. For example, we have been involved in the following actions.

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

In March 2004, the European Commission determined that we must create new versions of Windows that do not include certain multimedia technologies, many of which are required for certain Web sites, software applications and other aspects of Windows to function properly, and we must provide our competitors with specifications for how to implement certain communications protocols supported in Windows. Microsoft has appealed both determinations to European courts. As a result of the Commission decision, we have incurred and will (absent a reversal of this ruling) continue to incur duplicative development costs. The Commission ruling obligates Microsoft to make available specifications for certain Windows communications protocol technologies on licensing terms that are closely regulated by the Commission. The availability of these licenses may enable competitors to develop software products that better mimic the functionality of Microsoft’s own products which could result in a reduction in sales of our products. Pending resolution of Microsoft’s appeal, there will remain uncertainty about the legal principles that govern

PAGE	14

 Part I

Item 1A

product design issues for future releases of Microsoft products in Europe. These uncertainties could cause Microsoft to modify product design and delay release dates for Windows or other products.

In December 2005, the Korean Fair Trade Commission (“KFTC”) completed an investigation of whether including streaming media technology or instant messenger technology in Windows, or including Windows Media Services as an optional component of Windows Server, violates the Korean Fair Trade Law. The KFTC ruled that we had violated the law and issued a remedial order requiring us to offer two versions of Windows PC operating systems, one with Windows Media Player and Instant Messenger removed and another with those functionalities but also including opportunities for OEMs to install competing media player and instant messenger programs. If upheld on appeal, these remedies could adversely affect the utility and competitive position of Windows PC operating systems in the Korean market.

We believe our integrated approach to delivery of product innovation benefits consumers and business. Current or future government regulatory efforts and court decisions may hinder or delay our ability to provide these benefits thereby reducing the attractiveness of our products and the revenues that come from them. Moreover, there always remains the risk of new legal action, either by these or other governments or private claimants including with respect to products or features that haven’t been scrutinized or been the subject of objections in the past. The outcome of such legal actions could adversely affect us in a variety of ways, including:

•	We may have to design or develop alternative versions of products for specific geographical markets to remove or limit visibility of certain functionality, resulting in reduced customer benefits or additional costs and delays in the release of product lines or specific product versions.

•	Mandated alternative versions of our software may cause confusion that harms our reputation, including among consumers and with third-party software and Web site developers who rely on the functionality removed from these alternative versions.

•	Competition authorities may authorize competitors to distribute implementations of Microsoft communications protocols in source code form without proper contractual provisions to protect our intellectual property.

•	We may have to disclose otherwise confidential and trade secret information concerning the operation of our software that may facilitate the development of competing software.

•	If not reversed or limited on appeal, the rulings described above may be cited as a precedent in other proceedings that seek to limit our ability to continue to improve Windows by adding new functionality in response to consumer demand.

Our online offerings are subject to government regulation of the Internet domestically and internationally in areas such as user privacy, data protection, and online content. The application of these laws and regulations to our business is often unclear and sometimes may conflict. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we cease conducting the noncompliant activity.

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

Delays in product development schedules may adversely affect our revenues.    The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products could adversely affect our revenue.

We make significant investments in new products and services that may not be profitable.    We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including Windows Vista, the 2007 Microsoft Office system, Xbox 360, MSN Search, Windows Server and Windows Live. Investments in new technology are inherently speculative. Commercial success depends on many factors including innovativeness, developer support, and effective distribution and marketing. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

PAGE	15

 Part I

Item 1A

Declines in demand for software could occur.    If overall market demand for PCs, servers, and other computing devices declines significantly, or consumer or corporate spending for such products declines, our revenue will be adversely affected. In addition, our revenue would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products because new product offerings are not perceived as providing significant new functionality or other value to prospective purchasers. We are making significant investments in Windows Vista and the 2007 Microsoft Office system. If these products are not perceived as offering significant new functionality or value to prospective purchasers, our revenue and operating margins could be adversely affected.

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

We may have additional tax liabilities.    We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. Based on the results of an audit or litigation, a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made could result.

We may be at risk of having insufficient supplies of certain Xbox 360 components or console inventory.    Some components of the Xbox 360 are obtained from a single supplier and others may be subject to an industry-wide supply shortage. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain replacement supplies on a timely basis, resulting in reduced console and game sales. Components are ordered based on forecasted console demand so we may experience component shortages for the Xbox 360 or, alternatively, excess console inventory that may require us to record charges to cost of revenue. Xbox 360 consoles will be assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenues and operating margins.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.    Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is required to be tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

PAGE	16

 Part I

Item 1A

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

General economic and geo-political risks may affect our revenue and profitability.    Inflation, softness in corporate information technology spending, or other changes in general economic conditions that affect demand for computer hardware or software could adversely affect our revenue or our investment portfolio. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries or generally and could require changes in our operations and security arrangements, thus increasing our operating costs. These conditions may lend additional uncertainty to the timing and budget for technology investment decisions by our customers.

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

We have limited insurance.    We maintain third party insurance coverage against various liability risks and risks of property loss. Because of the unavailability or high cost of conventional insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of June 30, 2006, the face value of captive insurance arrangements was $2.0 billion. Actual value at any particular time will vary due to deductibles, exclusions, other restrictions, and claims. While we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with the risks discussed in this report or other events could exceed the coverage provided by such arrangements.

Improper disclosure of personal data could result in liability and harm our reputation.    We store and process significant amounts of personally identifiable information as we offer a large array of products and services to our customers. It is possible that our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products also enable our customers to store and process personal data. Perceptions that our products do not adequately protect the privacy of personal information could inhibit sales of our products.

Other risks that may affect our business.    Other factors that may affect our performance may include:

•	sales channel disruption, such as the bankruptcy of a major distributor;

•	our ability to implement operating cost structures that align with revenue growth;

•	the continued availability of third-party distribution channels for MSN service and other online offerings; and

•	disruption to our operations as a result of weather-related events.

PAGE	17

 Part I

Item 1B, 2, 3, 4

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2006 that remain unresolved.

ITEM 2.    PROPERTIES

Our corporate offices consist of approximately 11.0 million square feet of office building space located in King County, Washington: 8.5 million square feet of owned space that is situated on approximately 500 acres of land we own in our corporate campus and approximately 2.5 million square feet of space we lease. We own approximately 533,000 square feet of office building space domestically (outside of the Puget Sound corporate campus) and lease many sites domestically totaling approximately 2.7 million square feet of office building space.

We occupy many sites internationally, totaling approximately 6.9 million square feet that is leased and approximately 883,000 square feet that is owned. These facilities include our European Operations Center that leases a 187,000 square foot campus in Dublin, Ireland, a 56,000 square foot disk duplication facility in Humacao, Puerto Rico, and a 159,000 square foot facility in Singapore for our Asia Pacific Operations Center and Regional headquarters. Leased office building space includes the following locations: Tokyo, Japan 408,000 square feet; Unterschleissheim, Germany 381,000 square feet; Les Ulis, France 262,000 square feet; Reading, England 241,000 square feet; and Mississauga, Canada 161,000 square feet. In addition to the above locations, we have various product development facilities, both domestically and internationally, as described in “Operations” above.

Our facilities are fully used for current operations of all segments, and suitable additional space is available to accommodate expansion needs. We own 63 acres of land in Issaquah, Washington, which can accommodate 1.2 million square feet of office space and we have an agreement with the City of Redmond under which we may develop an additional 2.2 million square feet of facilities at our campus in Redmond, Washington.

ITEM 3.    LEGAL PROCEEDINGS

On May 22, 2006, the Korean Fair Trade Commission (“KFTC”) denied our motion for reconsideration of the formal written ruling against us in its competition law investigation of the company. As part of its decision, however, the KFTC dropped the requirement prohibiting us from including Windows Media Player or Windows Messenger, or any feature with similar functionality, in any product other than the Windows client operating system for which we have a 50% or greater market share. Our request to stay the KFTC corrective order was denied on July 31, 2006. Our appeal of the KFTC’s decision to the Seoul High Court is still pending.

On July 12, 2006, the European Commission announced its determination that we had not complied with the technical documentation requirements in its 2004 Decision against us, and levied a fine of €281 million ($351 million). We intend to appeal this fine to the Court of First Instance. We have completed the written and oral procedures in our appeal of the Commission’s underlying March 2004 decision finding Microsoft in violation of European competition law and accompanying €497 million ($605 million) fine and are awaiting a decision by the Court of First Instance.

See Note 17 – Contingencies in “Item 8. Financial Statements and Supplementary Data” for information regarding other legal proceedings in which we are involved.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2006.

PAGE	18

 Part II

Item 5

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol MSFT. On August 18, 2006, there were 148,993 registered holders of record of our common stock. The high and low common stock prices per share were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal year 2005
Common stock price per share:
High	$29.00	$29.98	$26.84	$26.07	$29.98
Low	26.88	26.53	23.92	24.12	23.92

Fiscal year 2006
Common stock price per share:
High	$27.76	$28.16	$28.15	$27.74	$28.16
Low	24.65	24.30	26.28	21.51	21.51

See Note 12 – Stockholders’ Equity of the Notes to Financial Statements (Item 8) for information regarding dividends approved by our Board of Directors in fiscal years 2006 and 2005.

On July 20, 2006, we announced the completion of the repurchase program approved by our Board of Directors on July 20, 2004, to buy back up to $30 billion in Microsoft common stock. The repurchases were made using our cash resources. We repurchased common stock in each quarter of fiscal year 2006 as follows:

Period	Total number of shares purchased	Average price paid per share

July 1, 2005 – September 30, 2005	114,134,218	$26.54
October 1, 2005 – December 31, 2005	283,112,246	$27.08
January 1, 2006 – March 31, 2006	180,720,830	$27.00
April 1, 2006 – June 30, 2006	175,609,060	$23.78

Common stock repurchases in the fourth quarter of fiscal year 2006 were as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value) of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2006 – April 30, 2006	38,041,415	$27.08	38,041,415	$5,394
May 1, 2006 – May 31, 2006	8,618,036	$24.37	8,618,036	$5,184
June 1, 2006 – June 30, 2006	128,949,609	$22.76	128,949,609	$2,249

	175,609,060		175,609,060

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20 billion tender offer which was completed on August 17, 2006; and authorization for up to an additional $20 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75.

PAGE	19

 Part II

Item 5, 6

On August 18, 2006, we announced that the authorization for the ongoing share repurchase program, previously announced on July 20, 2006, had been increased by approximately $16.2 billion. As a result, the company is authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011.

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Fiscal Year Ended June 30	2006	2005	2004	2003	2002

Revenue	$44,282	$39,788	$36,835	$32,187	$28,365
Operating income	16,472	14,561	9,034	9,545	8,272
Net income	12,599	12,254	8,168	7,531	5,355
Diluted earnings per share	$1.20	$1.12	$0.75	$0.69	$0.48
Cash dividends declared per share	$0.35	$3.40	$0.16	$0.08	$–
Cash and short-term investments	34,161	37,751	60,592	49,048	38,652
Total assets	69,597	70,815	94,368	81,732	69,910
Long-term obligations	7,051	5,823	4,574	2,846	2,722
Stockholders’ equity	40,104	48,115	74,825	64,912	54,842

PAGE	20

 Part II

Item 7

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR FISCAL YEARS 2006, 2005, AND 2004

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

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

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Home and Entertainment segment is particularly subject to seasonality as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, Home and Entertainment has generated over 40% of its yearly segment revenues in our second fiscal quarter. We believe the seasonality of revenue is likely to continue in the future.

We intend to sustain the long-term growth of our businesses through technological innovation, engineering excellence, and a commitment to delivering high-quality products and services to customers and partners. Recognizing that one of our primary challenges is to help accelerate worldwide PC adoption and software upgrades, we continue to advance the functionality, security, and value of Windows operating systems. We also are increasing our focus on emerging markets and reducing the amount of unlicensed software in those markets. In addition, we continue to develop innovative software applications and solutions that we believe will enhance the productivity of information workers, improve communication and collaboration in work groups, aid business intelligence, and streamline processes for small and mid-sized businesses. To sustain the growth of our Server and Tools business amid competition from other vendors of both proprietary and open source software, our goal is to deliver products that provide the best platform for network computing – the easiest to deploy and manage and most secure – with the lowest total cost of ownership.

We continue to invest in research and development in existing and new lines of business, including business solutions, mobile computing, communication, entertainment, and others that we believe may contribute to our long-term growth. We also research and develop advanced technologies for future software products. We believe that delivering innovative and high-value solutions through our integrated platform is the key to meeting customer needs and to our future growth.

We believe that over the last few years we have laid a foundation for long-term growth by delivering innovative products, creating opportunities for partners, improving customer satisfaction with key audiences, putting some of our most significant legal cases behind us, and improving our internal business processes. Our focus in fiscal year 2007 is building on this foundation and executing well in key areas, including continuing to innovate on our integrated software platform, responding effectively to customer and partner needs, and continuing to focus internally on product excellence, business efficacy, and accountability across the company.

Key market opportunities include:

•	Strengthening core businesses through new product launches, upgrades, making inroads against software piracy, and extending PC accessibility to new consumers in emerging markets.

•	Succeeding in adjacent businesses by offering extensions of our technologies targeted towards specific customer needs – either as new products or as higher-value versions of existing products.

•	Entering new markets as we redefine how people create, deliver, and experience entertainment.

•	Delivering software services through online consumer services and services for businesses that enable workers to collaborate interactively.

PAGE	21

 Part II

Item 7

Worldwide macroeconomic factors have a strong correlation to business and consumer demand for our software, services, games and Internet service offerings. We expect a broad continuation in the economic conditions and demand in fiscal year 2007 as compared to fiscal year 2006.

As open source software development and distribution evolves, we continue to seek to differentiate our products from competing products that are based on open source software. We believe that Microsoft’s share of server unit operating systems increased in fiscal year 2006.

Summary of Results for Fiscal Years 2006, 2005, and 2004

(In millions, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004

Revenue	$44,282	$39,788	$36,835	11%	8%
Operating income	$16,472	$14,561	$9,034	13%	61%

Our revenue growth for fiscal year 2006 was driven primarily by growth in SQL Server following the launch of SQL Server 2005 in the second quarter, Windows Server and other server applications, increased Xbox revenue resulting from the Xbox 360 launch in the second quarter, growth in licensing of Windows client operating systems through OEMs, and increased licensing of Office and other Information Worker products. Based on our estimates, total worldwide PC shipments from all sources grew approximately 12% to 14% and total server hardware shipments grew approximately 11% to 13% during fiscal year 2006. Foreign currency exchange rates did not have a significant impact on consolidated or operating segment revenue during the fiscal year.

Revenue growth for fiscal year 2005 was driven by growth in licensing of Windows Server operating systems and other server applications, licensing of Windows client operating systems through OEMs, and increased licensing of Office and other Information Worker products. The November 2004 launch of the “Halo 2” Xbox game also contributed to overall revenue growth for the company. Total worldwide PC shipments from all sources grew approximately 11% to 13% and total server hardware shipments grew approximately 13% to 14% during fiscal year 2005 as compared to fiscal year 2004. The net impact of foreign exchange rates on revenue was positive in 2005, primarily due to relative strengthening of most foreign currencies, particularly the euro and Japanese yen, against the U.S. dollar. Partially offsetting revenue growth rates was a $1.08 billion decline in earned revenue from Upgrade Advantage in fiscal year 2005. This revenue was recognized over fiscal year 2003 and fiscal year 2004 and in the first quarter of fiscal year 2005 when the contract period expired. Fiscal year 2004 revenue growth was primarily driven by the growth in licensing of Windows client operating systems through OEMs, Windows Server operating systems, Office and other server applications as a result of growth in PC and server hardware shipments. The worldwide PC shipment growth rate from all sources was estimated at 13% and the Windows server shipment was estimated at 18% in fiscal year 2004 as compared to fiscal year 2003. The net impact of foreign exchange rates on revenue was positive in fiscal year 2004 due to a relative strengthening of most foreign currencies versus the U.S. dollar. This resulted in approximately $1.10 billion growth in total revenue.

Operating income for fiscal year 2006 increased primarily reflecting the revenue increase and a $991 million decrease in costs for legal settlements and legal contingencies. These changes were partially offset by a $1.62 billion increase in cost of revenue primarily related to Xbox 360 and a $1.26 billion increase in sales and marketing expense primarily as a result of increased investments in partner marketing and product launch-related spending. Headcount-related costs, including stock-based compensation expense, increased $682 million or 7% resulting from both an increase in salaries and benefits for existing headcount and a 16% growth in headcount over the past twelve months. Stock-based compensation expense decreased $733 million or 30% reflecting a continuing decline in stock option amortization expense.

Operating income increased in fiscal year 2005 due to a decline in stock-based compensation expense; increased revenue in Server and Tools, Client and Information Worker, which have higher gross margins as compared to other segments; and a reduction in legal costs associated with major litigation. In addition, strong sales of Halo 2 reduced the overall operating loss for the Home and Entertainment segment for fiscal year 2005. The $3.29 billion decrease in stock-based compensation expense was partially offset by increased operating expenses of $562 million related to increased salary and benefits for new and existing headcount. General and administrative expenses related to major litigation declined in fiscal year 2005 due to the $2.53 billion of charges related to the settlement of Sun

PAGE	22

 Part II

Item 7

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

We implemented changes in employee compensation in fiscal year 2004 whereby employees are granted stock awards rather than stock options. We also completed an employee stock option transfer program in the second quarter of fiscal year 2004 in which employees could elect to transfer all of their vested and unvested stock options with a strike price of $33.00 or higher to JPMorgan Chase Bank (“JPMorgan”). The unvested options that were transferred to JPMorgan became vested upon the transfer. A total of 345 million of the 621 million eligible options were transferred, which resulted in additional stock-based compensation expense of $2.21 billion in the second quarter of fiscal year 2004. As a result of these changes, stock-based compensation expense decreased in fiscal years 2006 and 2005, and we expect stock-based compensation expense related to stock options to continue to decrease in fiscal year 2007.

Fiscal Year 2007 Outlook

In fiscal year 2007, we expect continued double digit revenue growth primarily as a result of the upcoming launches of Windows Vista and the 2007 Microsoft Office system. We estimate worldwide PC shipments will grow between 8% and 10%. We expect that PC unit growth rates will be higher in the consumer segment than in the business segment and higher in emerging markets than in mature markets. We estimate worldwide server unit shipments will grow between 10% and 12% in fiscal year 2007 as compared to fiscal year 2006. We do not expect a significant impact from year-over-year foreign currency exchange rates in fiscal year 2007.

We expect our operating income growth rate to lag our revenue growth rate in the first half of fiscal year 2007 due to an increasing mix of Xbox 360 console revenue and related costs, coupled with significant investments in preparation for the launches of our flagship products. We expect this trend to reverse in the second half of the fiscal year when we expect operating income to grow faster than revenue.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Our seven segments were Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment. On July 17, 2006, we announced a change in our operating segments reflecting the culmination of our realignment announced in September 2005. These changes will be effective for fiscal year 2007; the seven segments discussed in this analysis are presented the way we internally managed and monitored performance at the business group level in fiscal years 2006, 2005, and 2004.

The revenue and operating income/(loss) amounts in this section are presented on a basis consistent with U.S. Generally Accepted Accounting Principles (“GAAP”) and include certain reconciling items attributable to each of the segments. The segment information appearing in Note 18 – Segment Information of the Notes to Financial Statements is presented on a basis consistent with the Company’s internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate level expenses have been excluded from our segment operating results and are analyzed separately. Fiscal years 2005 and 2004 amounts have been restated for certain internal reorganizations and to conform to the fiscal year 2006 presentation.

Client

(In millions, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004

Revenue	$13,209	$12,151	$11,556	9%	5%
Operating income	$10,203	$9,464	$8,740	8%	8%

PAGE	23

 Part II

Item 7

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

Client revenue increased in fiscal year 2006 reflecting $1.18 billion or 12% growth in OEM revenue driven by 17% growth in OEM license units from increased PC unit shipments, partially offset by a $118 million or 6% decrease in revenue from commercial and retail licensing of Windows operating systems. During the year, the mix of OEM Windows operating systems licensed with premium edition operating systems as a percentage of total OEM Windows operating systems licensed (“OEM Premium Mix”) increased two percentage points to 52%. OEM revenue growth included an increase to revenue of $89 million resulting from the alignment of our billings associated with OEM distributors in our system builder channel with both industry standards and other Microsoft channels. The differences between unit growth rates and revenue growth rates from year to year are affected by changes in the OEM Premium Mix, changes in the geographical mix, and the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders. Client revenue increased in fiscal year 2005 driven by 12% growth in OEM license units and $886 million or 10% growth in OEM revenue from increased PC unit shipments, partially offset by a $198 million or 9% decrease in revenue from commercial and retail licensing of Windows operating systems. The OEM Premium Mix remained flat at 50% of total OEM Windows operating systems as compared to the previous year. Revenue earned from Upgrade Advantage declined by $99 million in fiscal year 2005 contributing to the decrease in commercial and retail licensing revenue.

Client operating income increased in fiscal year 2006 reflecting the increase in OEM revenue partially offset by a $224 million increase in sales and marketing expenses, excluding headcount-related costs, mainly driven by increased investments in partner marketing and Windows Vista pre-launch programs. Headcount-related costs increased 6% in fiscal year 2006 reflecting both a 13% increase in headcount primarily associated with Windows Vista and further investments in our sales and marketing organization, and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense. Client operating income increased in fiscal year 2005 primarily due to an increase in OEM revenue and a $444 million decrease in stock-based compensation expense. These factors were partially offset by an increase in sales and marketing expenses associated with “Start Something,” a globally launched advertising campaign, marketing for security initiatives, and an increase in salary and benefits for new and existing headcount. The additional headcount for research and development was primarily devoted to the continued development of Windows Vista.

Server and Tools

(In millions, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004

Revenue	$11,467	$9,938	$8,590	15%	16%
Operating income	$4,323	$3,291	$1,474	31%	123%

Server and Tools consists of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, Exchange Server and other server products. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server and Tools concentrates on licensing products, applications, tools, content and services that make information technology professionals and developers more productive and efficient. The segment uses multiple channels for licensing including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. The licenses are sold both as one-time licenses and as multi-year volume licenses. Server and Tools uses product innovation and partnerships with information technology professionals to drive the adoption and sales growth of its products.

Server and Tools revenue increased during fiscal year 2006 mainly driven by growth in SQL Server, Windows Server, and Core CAL. SQL Server 2005 and Visual Studio 2005 were launched in the second quarter of fiscal year 2006 and produced revenue growth in these product lines. Revenue is impacted by overall server hardware shipments which we estimate grew 11% to 13% in fiscal year 2006. Server and Server applications revenue, including CAL revenue, and developer tools, training and certification revenue grew $1.31 billion or 16% during fiscal year 2006. The results reflect broad adoption of Windows Server products, especially SQL Server, which grew over 30% for

PAGE	24

 Part II

Item 7

the year. Consulting, Premier and Professional product support services revenue increased $218 million or 15% primarily due to higher demand for services. In fiscal year 2005, Server and Server application revenue, including CAL revenue, grew $1.10 billion or 17%. Consulting, Premier, and Professional product support services revenue increased $241 million or 19% compared to the previous year. Foreign currency exchange rate changes accounted for $284 million or three percentage points of total Server and Tools revenue growth, which was offset by a $314 million decline in Upgrade Advantage revenue earned.

Server and Tools operating income increased during fiscal year 2006 primarily reflecting increased revenue, partially offset by increased sales and marketing expenses. Excluding headcount-related costs, sales and marketing expenses increased $274 million due to additional spending to support long-term strategies and marketing expenses primarily related to the launch of SQL Server 2005 and Visual Studio 2005. Total Server and Tools headcount-related costs increased 5% related to both an 11% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense. In fiscal year 2005, Server and Tools operating income increased primarily due to increased revenue and a $1.07 billion decrease in stock-based compensation expense. This increase was partially offset by an increase in sales and marketing costs and headcount-related costs as a result of increased headcount and an increase in salaries and benefits for existing headcount.

Information Worker

(In millions, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004

Revenue	$11,756	$11,169	$10,748	5%	4%
Operating income	$8,285	$8,025	$7,458	3%	8%

Information Worker primarily consists of the Microsoft Office system of programs, servers, solutions, and services designed to increase personal, team, and organization productivity. Information Worker includes Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CAL, and other information worker products including Office Communications Server and OneNote. Revenue growth depends on the ability to add value to the core Office product set and expand our product offerings in other information worker areas such as enterprise content management, collaboration, unified communications, and business intelligence.

Information Worker revenue increased in fiscal year 2006 primarily reflecting a $521 million or 5% increase in volume licensing, retail packaged products, and preinstalled versions of Office in Japan, while OEM revenue increased $66 million or 4%. Information Worker revenue increased in fiscal year 2005 primarily reflecting a $269 million or 3% increase in volume licensing, retail packaged product, and pre-installed versions of Office in Japan, a $91 million or 6% increase in OEM revenue, and the impact of foreign currency exchange rates, partially offset by reduced Upgrade Advantage earned revenue. Changes in foreign currency exchange rates accounted for approximately $367 million or three percentage points of the revenue growth for fiscal year 2005, offset by a $663 million decline in Upgrade Advantage earned revenue.

Information Worker operating income increased in fiscal year 2006 primarily due to the revenue growth, partially offset by a $283 million or 15% increase in sales and marketing expenses related to supporting field sales efforts and a $71 million or 10% increase in research and development expenses. Headcount-related costs increased 14% during fiscal year 2006 reflecting both an 18% increase in headcount related to supporting field sales efforts and research and development investments in future products and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense. Information Worker operating income growth for fiscal year 2005 was primarily due to the revenue growth and a $304 million decrease in stock-based compensation expense. Operating expenses were also impacted by a reduction in marketing campaign costs from the previous period associated with the launch of Office 2003. This decline was offset by an increase in headcount-related costs as a result of an increase in headcount and an increase in salaries and benefits for existing headcount.

PAGE	25

 Part II

Item 7

Microsoft Business Solutions

(In millions, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004

Revenue	$919	$784	$742	17%	6%
Operating income (loss)	$24	$(171)	$(291)	*	41%
*	Not meaningful

Microsoft Business Solutions provides business management software solutions targeted to businesses of varying sizes. The main products consist of enterprise resource planning (“ERP”) solutions, customer relationship management (“CRM”) software, retail solutions, Microsoft Partner Program (“MSPP”), and related services. Microsoft Business Solutions also includes the Small and Mid-market Solutions and Partners (“SMS&P”), which focuses on sales to customers and partners in the small and mid-market customer segments. Revenue is derived from software and services sales, with software sales representing a significant amount of total revenue. Software revenues include both new software licenses and enhancement plans, which provide customers with future software upgrades over the period of the plan. Our solutions are delivered through a worldwide network of channel partners that provide services and local support.

Microsoft Business Solutions revenue increased in fiscal year 2006 driven by new users for Microsoft CRM and existing Dynamics ERP customers purchasing functionality and user licenses. The increase in Microsoft Business Solutions revenue in fiscal year 2005 was mainly due to 10% revenue growth in software partially offset by 25% decline in services revenue. The software revenue increase was driven by 9% growth in license revenue and 16% growth in enhancement revenue and was attributed to growth in ERP and CRM solutions and an increase in MSPP subscriptions.

Microsoft Business Solutions operating income increased in fiscal year 2006 reflecting the increase in revenue accompanied by a $56 million decrease in sales and marketing expense as a result of decreased net SMS&P spending. Headcount-related costs increased 3% reflecting both a 10% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense. Microsoft Business Solutions operating loss declined in fiscal year 2005 primarily due to a $175 million decline in stock-based compensation expense, an increase in product revenue, and a decline in amortization of acquired intangibles. The reduction in operating loss was partially offset by a net increase in sales and marketing expense driven by incremental costs in the SMS&P organization. In addition, we increased our marketing and product development spending in our ERP and CRM portfolios.

MSN

(In millions, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004

Revenue	$2,298	$2,344	$2,270	(2)%	3%
Operating income (loss)	$(77)	$412	$98	*	320%
*	Not meaningful

MSN includes personal communications services, such as e-mail and instant messaging, and online information offerings, such as MSN Search, and the MSN portals and channels around the world. MSN also provides a variety of online paid services in addition to MSN Internet Access and MSN Premium Web Services. Revenue is derived primarily from advertisers on MSN, from consumers and partners through subscriptions and transactions generated from online paid services, and from MSN narrowband Internet access subscribers. In fiscal year 2006, we launched MSN adCenter – our internally developed advertising platform – in certain international markets and throughout the U.S. where it now serves 100 percent of paid search traffic on our online properties. We believe MSN adCenter will enable us to increase both display and search advertising revenues by reducing our reliance on third parties for delivering ads. Effective July 1, 2005, functions related to MapPoint previously reported in Mobile and Embedded

PAGE	26

 Part II

Item 7

Devices were moved to MSN. Mobile and Embedded Devices and MSN operating results for the prior periods have been restated for this reorganization. We announced in fiscal year 2006, Windows Live™, a set of Internet services and software designed to improve the users’ connected experience, including Windows Live™ Local and Windows Live Messenger.

MSN revenue decreased in fiscal year 2006 primarily reflecting a $195 million or 28% decline in access revenue, partially offset by a $126 million or 9% increase in advertising revenue and a $23 million or 9% increase in revenue from subscription and transaction services other than access. As of June 30, 2006, MSN had 2.1 million access subscribers compared with 2.7 million at June 30, 2005. In addition, MSN had over 261 million active Hotmail accounts and over 243 million active Messenger accounts as of June 30, 2006. The increase in advertising revenue reflects growth in display advertising for portals, channels, email, and messaging services, which was partially offset by a decline in search revenue due to the transition to adCenter. In fiscal year 2005, MSN revenue increased reflecting $193 million or 16% growth in advertising revenue primarily as a result of industry and market growth and continued growth of MSN display advertising revenue and $84 million or 88% growth in subscription and transaction services revenue. These increases were partially offset by the search clarity in advertising program, the impact of the homepage redesign, and a decline of $219 million or 24% in access revenue, driven by the continued migration of Internet Access subscribers to broadband or other competitively priced Internet service providers.

MSN operating income decreased in fiscal year 2006 due to a $230 million or 39% increase in research and development costs, a $126 million or 22% increase in sales and marketing expenses, and a $67 million or 9% increase in cost of revenue as we continue to invest in MSN adCenter, Windows Live, and other new platforms. Headcount-related costs increased 25% reflecting a 44% increase in headcount and increased salaries and benefits for existing employees, partially offset by a decrease in stock-based compensation. In fiscal year 2005, MSN operating income increased mainly due to a $241 million decrease in stock-based compensation expense, reduced costs associated with the Internet Access business, and increased advertising and subscription revenue. Partially offsetting the decreased expenses were increased headcount-related costs as a result of increased headcount and an increase in salaries and benefits for existing headcount.

Mobile and Embedded Devices

(In millions, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004

Revenue	$377	$262	$193	44%	36%
Operating income (loss)	$2	$(65)	$(237)	*	73%

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

Mobile and Embedded Devices revenue increased in fiscal year 2006 primarily due to unit volume increases in major product lines, especially Windows Mobile software sales and Windows Embedded operating systems. Increased revenue for Windows Mobile software was primarily driven by increased market demand for phone-enabled devices, partially offset by a decline in shipments for stand-alone PDAs. In fiscal year 2006, revenue for Windows Mobile software increased $55 million or 37% while revenue for Windows Embedded operating systems increased $49 million or 47%, which was primarily due to the product being included in new product designs for both new and existing customers. Unit volume increases in major product lines drove revenue growth for fiscal year 2005 over fiscal

PAGE	27

 Part II

Item 7

year 2004, primarily driven by increased market demand for phone-enabled devices, and increased growth in shipments for standalone PDAs. In fiscal year 2005, revenue for Windows Mobile software increased $46 million or 45% and revenue for Windows Embedded operating systems increased $19 million or 21%. Unit volume increases in major product lines drove revenue growth for fiscal year 2005 over fiscal year 2004, primarily driven by increased market demand for phone-enabled devices, and increased growth in shipments for standalone PDAs.

Mobile and Embedded Devices generated operating income for fiscal year 2006 as opposed to the operating loss in fiscal year 2005 primarily due to increased revenue, partially offset by a $42 million or 21% increase in both research and development and general and administrative expenses. Headcount-related costs increased 15% reflecting both a 24% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense. The operating loss for fiscal year 2005 decreased compared to fiscal year 2004 primarily due to a $95 million decrease in stock-based compensation, as well as the growth in revenue and a decrease in sales and marketing expense. This improvement was partially offset by increased salary and benefit costs from increased headcount, and increased investment in research and development.

Home and Entertainment

(In millions, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004

Revenue	$4,256	$3,140	$2,737	36%	15%
Operating loss	$(1,262)	$(485)	$(1,337)	(160)%	64%

Home and Entertainment includes the Microsoft Xbox video game console system, PC games, CPxG (consumer software and hardware products), and TV platform products for the interactive television industry. The success of video game consoles is determined by console innovation, the portfolio of video game content for the console, online offerings, and the market share of the console. Our Xbox business is transitioning to a new console, the Xbox 360, which launched in the second quarter of fiscal year 2006. We believe that the functionality of our new console, games portfolio, and online offerings are well-positioned relative to forthcoming competitive consoles. We also believe launching in advance of competitive consoles will provide a strategic advantage for the long-term success of Xbox 360. Revenue from the first generation of Xbox products has declined and is expected to continue to decline as a result of the introduction of Xbox 360.

Home and Entertainment revenue increased in fiscal year 2006 primarily due to the launch of the Xbox 360 console partially offset by a decline in first party Xbox game sales primarily resulting from the significant impact of Halo 2 in fiscal year 2005. We sold approximately 5 million Xbox 360 consoles during fiscal year 2006. The revenue growth was also attributable to $140 million or 15% growth from our other product lines, primarily as a result of an increase in PC games sales due to significant new game releases, especially “Age of Empires III”, and an increase in MSTV revenue due to deployments in fiscal year 2006. Revenue increased in fiscal year 2005 primarily due to significant new product launches, which resulted in a $416 million or 23% increase in Xbox revenue. Halo 2 was introduced in the second quarter of fiscal year 2005 and generated over $300 million in revenue in fiscal year 2005. Revenue from consumer hardware and software, PC games, and TV platforms declined $50 million or 5% compared to fiscal year 2004 due to lower PC games software sales.

Home and Entertainment operating loss increased in fiscal year 2006 primarily as a result of a $1.64 billion increase in cost of revenue resulting from the number of Xbox 360 consoles sold and higher Xbox 360 unit costs, partially offset by the revenue growth. Our fiscal year 2006 operating loss increased due to the significant impact of Halo 2 in fiscal year 2005. Headcount-related costs increased 5% reflecting both a 19% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense. The fiscal year 2005 operating loss decreased primarily due to an increase in high margin Xbox software sales, lower Xbox console units costs, a $90 million lower-of-cost-or-market inventory adjustment recorded in fiscal year 2004, and a $219 million decrease in stock-based compensation expense. The decrease was partially offset by an increase in costs associated with Xbox 360 console development and related launch efforts.

PAGE	28

 Part II

Item 7

Corporate-Level Activity

(In millions, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004

Corporate-level expenses	$5,026	$5,910	$6,871	(15)%	(14)%

Certain corporate-level expenses are not allocated to our segments. Those expenses primarily include corporate operations related to broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies.

Corporate-level expenses decreased in fiscal year 2006, primarily reflecting a $991 million decrease in costs for legal settlements and legal contingencies partially offset by an $84 million increase in headcount-related costs. We incurred $1.32 billion in legal charges during fiscal year 2006 including settlement expense of $361 million related to our settlement with RealNetworks, Inc. as well as other intellectual property and antitrust matters, and the €281 million ($351 million) fine imposed by the European Commission in July 2006 related to its 2004 decision in its competition law investigation of Microsoft, as compared to $2.31 billion in legal charges incurred during the prior year primarily related to settlements with Novell, Inc., Gateway, IBM, and other antitrust and competition law matters. Headcount-related costs increased 5% during the twelve months ended June 30, 2006 reflecting both a 23% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation.

Corporate-level expenses decreased in fiscal year 2005, primarily as a result of a $736 million reduction in stock-based compensation expense and decreased costs for legal settlements and legal contingencies. In fiscal year 2005, we recognized $2.31 billion in legal charges as compared to $2.53 billion in fiscal year 2004 which included a $1.92 billion charge for a settlement with the Sun Microsystems, Inc., and the fine of €497 million ($605 million) imposed by the European Commission.

Change to Financial Reporting Structure

On July 17, 2006, we announced that effective the first quarter of fiscal year 2007, we will report our businesses under five operating segments, reflecting completion of the previously announced changes in our organizational structure and how we will manage our business beginning in fiscal year 2007. Each of the five segments will be organized under one of the three operating divisions announced earlier in fiscal year 2006:

•	Platforms and Services Division

•	Microsoft Business Division

•	Entertainment and Devices Division

The five operating segments are described below. The first three of these will comprise the Platforms and Services Division.

Client    will include the former Client segment. Products will include Windows XP Professional and Home, Media Center Edition, Tablet PC Edition, and other standard Windows operating systems.

Server and Tools    will include the former Server and Tools segment, excluding the Exchange Server business and certain client access licenses related to products residing in the Microsoft Business Division. Products will include the Windows Server operating system, Microsoft SQL Server, Microsoft Consulting Services, product support services, Visual Studio, System Center products, the Forefront security family of products, and Biz Talk Server, among others.

Online Services Business    will include the former MSN segment and Windows Live. Products will include MSN Search, MapPoint, MSN Internet Access, MSN Premium Web Services, MSN Mobile Services, and Windows Live.

Microsoft Business Division    will include the former Information Worker and Microsoft Business Solutions segments, as well as the Exchange Server business and certain client access licenses, formerly included in the Server and Tools segment. Products will include Microsoft Office, Microsoft Project, Microsoft Visio, SharePoint Portal Server CAL, Microsoft Live Meeting, One Note, Office Communication Server, Microsoft Dynamics AX, Microsoft

PAGE	29

 Part II

Item 7

Dynamics CRM, Microsoft Dynamics GP, Microsoft Dynamics NAV, Microsoft Dynamics SL, Microsoft Dynamics Retail Management System, Microsoft Partner Program, and Microsoft Office Small Business Accounting.

Entertainment and Devices Division    will include the former Home and Entertainment and Mobile and Embedded Devices segments. Products will include Xbox 360, Xbox, Xbox Live, CPxG (consumer software and hardware products), IPTV, Windows Mobile software platform, Windows Embedded device operating system, and Windows Automotive.

Our historical results under this new segmentation for the four quarters in fiscal years 2006 and 2005 were as follows:

Revenue

	For the quarter ended					For the quarter ended

(In millions)	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	Fiscal Year 2006	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	Fiscal Year 2005

Segments
Client	$3,187	$3,459	$3,187	$3,376	$13,209	$2,980	$3,193	$2,964	$3,014	$12,151
Server and Tools	2,127	2,438	2,398	2,690	9,653	1,906	2,161	2,058	2,245	8,370
Online Services Business	564	594	561	580	2,299	559	606	581	598	2,344
Microsoft Business Division	3,283	3,689	3,608	3,908	14,488	3,086	3,413	3,384	3,637	13,520
Entertainment and Devices	580	1,657	1,146	1,250	4,633	658	1,445	633	667	3,403

Total revenue	$9,741	$11,837	$10,900	$11,804	$44,282	$9,189	$10,818	$9,620	$10,161	$39,788

Operating Income / (Loss)

	For the quarter ended					For the quarter ended

(In millions)	September 30, 2005	December 31, 2005	March 31, 2006	June 30, 2006	Fiscal Year 2006	September 30, 2004	December 31, 2004	March 31, 2005	June 30, 2005	Fiscal Year 2005

Segments
Client	$2,569	$2,638	$2,471	$2,504	$10,182	$2,387	$2,513	$2,331	$2,172	$9,403
Server and Tools	606	762	746	903	3,017	455	660	515	479	2,109
Online Services Business	81	58	(26)	(190)	(77)	79	130	101	101	411
Microsoft Business Division	2,251	2,466	2,414	2,544	9,675	2,160	2,355	2,316	2,285	9,116
Entertainment and Devices	(182)	(296)	(422)	(437)	(1,337)	(202)	28	(198)	(235)	(607)
Corporate-Level Activity	(1,279)	(971)	(1,295)	(1,443)	(4,988)	(1,385)	(937)	(1,736)	(1,813)	(5,871)

Total operating income	$4,046	$4,657	$3,888	$3,881	$16,472	$3,494	$4,749	$3,329	$2,989	$14,561

Our outlook for fiscal year 2007 based on the five operating segments is as follows:

Client    We expect revenue to grow reflecting improvement in the commercial and retail portion of the business due to our upcoming launch of Windows Vista. We expect revenue generated from OEMs to grow slower than the PC hardware market due to increased concentration among larger OEMs, consumer hardware shipments growing faster than business shipments, and relatively faster growth in emerging markets. We expect PC shipments to grow 8% to 10% for fiscal year 2007. We believe that PC unit growth rates will be higher in the consumer segment than in the business segment and higher in emerging markets than in mature markets.

Server and Tools    We expect continued momentum from recent product launches and the expansion of our products in security, management and designer tools will help drive our overall revenue growth in fiscal year 2007. We estimate overall server hardware unit shipments will grow 10% to 12% in fiscal year 2007. However, we face competition from Linux-based, Unix, and other server operating systems as well as competition in server applications.

PAGE	30

 Part II

Item 7

Online Services Business    We expect increased growth in display advertising revenue as the portals, channels, and communications services continue to expand globally and the overall Internet advertising industry continues to expand. Our search revenue is expected to grow in fiscal year 2007 as a result of continued ramp up of adCenter. We expect revenue from narrowband Internet Access to continue to decline in fiscal year 2007.

Microsoft Business Division    We expect Microsoft Business Division revenue to grow in fiscal year 2007. We feel that our customers’ continued preference to purchase annuity contracts indicates enthusiasm for the 2007 Microsoft Office system. We also expect continued demand for our Dynamics products, building on the fiscal 2006 momentum.

Entertainment and Devices Division    We expect revenue to increase from fiscal year 2006 due to the increased availability of the Xbox 360 console unit during the entire fiscal year, including the second holiday season after the launch in fiscal year 2006. In fiscal year 2007, we expect to introduce a music and entertainment device, the first in a new family of hardware and software products for the consumer market. The availability of a commercial IPTV product is expected to drive significant growth in MSTV revenue across several geographies. Revenue from existing mobility and embedded devices is expected to increase due to unit volume increases of Windows Mobile software driven by increased market demand for phone-enabled devices and Windows Embedded operating systems. Short product life cycles in product lines such as Windows Mobile software may impact our continuing revenue streams. Xbox 360 console unit costs are expected to decline.

As we implement our long-term growth strategy, we expect to increase our level of spending in four key areas in fiscal year 2007: increased product costs associated with Xbox consoles; marketing and field sales spending including launch costs; quickening the pace of development in growth areas such as business intelligence, security, management and unified communications (including acquisitions); and increased costs to execute on our online services strategy. While these investments will translate into increased operating expenses in fiscal year 2007, we believe they will help lay the groundwork for future growth and profitability.

Operating Expenses

Cost of Revenue

(In millions, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004

Cost of revenue	$7,650	$6,031	$6,596	27%	(9)%
As a percent of revenue	17%	15%	18%	2ppt	(3)ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. Cost of revenue in fiscal year 2006 increased mainly due to a $1.64 billion increase in Home and Entertainment as a result of an increase in the number of total Xbox consoles sold and higher Xbox 360 unit costs. Cost of revenue in fiscal year 2005 decreased due to a $363 million decrease in stock-based compensation expense, a $140 million reduction in costs associated with a decrease in the MSN Internet Access subscriber base, and a $169 million reduction in other product costs mainly due to Xbox consoles cost efficiency, partially offset by increased costs in product support and consulting services costs.

Research and Development

(In millions, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004

Research and development	$6,584	$6,097	$7,735	8%	(21)%
As a percent of revenue	15%	15%	21%	–ppt	(6)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with product development. Research and development expenses also

PAGE	31

 Part II

Item 7

include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Research and development costs increased during fiscal year 2006 primarily due to increased development costs associated with new and upcoming offerings such as MSN adCenter, the 2007 Microsoft Office system, Windows Vista, Xbox 360, and corporate research activities. Headcount-related costs increased 3% during fiscal year 2006 reflecting both a 17% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense. Our research and development expenses decreased in fiscal year 2005 due to a $1.88 billion decrease in stock-based compensation expense. This expense decline was partially offset by increased headcount and product development costs associated with the Xbox 360 console and related games, SQL Server 2005, Windows Vista, and product development in Mobile and Embedded Devices.

Sales and Marketing

(In millions, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004

Sales and marketing	$9,818	$8,563	$8,195	15%	4%
As a percent of revenue	22%	22%	22%	–ppt	–ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased during fiscal year 2006 primarily due to increased headcount-related costs, investments in partner marketing and product launch-related spending. Headcount-related costs increased 13% during fiscal year 2006 reflecting both a 20% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense.

For fiscal year 2005, sales and marketing expense increased slightly due to $470 million higher headcount-related costs from increased headcount and general salary increases; higher sales and marketing costs driven by product planning, reseller marketing, and advertising campaign costs mainly related to launch of the “Start Something” campaign; launch of “Halo 2”; and launch arrangements for Xbox 360. The increase was offset mainly by a $660 million decrease in stock-based compensation expense.

General and Administrative

(In millions, except percentages)	2006	2005	2004	Percent Change 2006 versus 2005	Percent Change 2005 versus 2004

General and administrative	$3,758	$4,536	$5,275	17%	14%
As a percent of revenue	8%	11%	14%	(3)ppt	(3)ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related costs associated with finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative costs decreased in fiscal year 2006 primarily reflecting decreased costs for legal settlements and legal contingencies. We incurred $1.32 billion in legal charges during fiscal year 2006 as compared to $2.31 billion in legal charges incurred during fiscal year 2005. Headcount-related costs increased 7% during the twelve months ended June 30, 2006 reflecting both an 18% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense. General and administrative costs decreased in fiscal year 2005 primarily reflecting decreased stock-based compensation expense and decreased costs for legal settlements and legal contingencies. In fiscal year 2005, we recognized $277 million of stock-based compensation expense as compared to $664 million in fiscal year 2004. In fiscal year 2005, we recognized $2.31 billion in legal charges as compared to $2.83 billion in fiscal year 2004.

PAGE	32

 Part II

Item 7

Investment Income and Other

The components of investment income and other were as follows:

(In millions)	2006	2005	2004

Dividends and interest	$1,510	$1,460	$1,892
Net gains on investments	161	856	1,563
Net losses on derivatives	(99)	(262)	(268)
Income/(losses) from equity investees and other	218	13	(25)

Investment income and other	$1,790	$2,067	$3,162

For fiscal year 2006, dividends and interest income increased due to higher interest rates received on our fixed-income investments, partially offset by a decline in the average balance of dividend and interest-bearing investments as a result of the $32.64 billion special dividend paid on December 2, 2004, and stock repurchases made throughout fiscal year 2006. Dividends and interest income declined $432 million in fiscal year 2005 due to the combination of a greater allocation of funds to lower yielding, more liquid asset classes in preparation for the $32.64 billion special dividend paid on December 2, 2004, and a lower portfolio balance following payment of the special dividend.

For fiscal year 2006, net recognized gains on investments were comprised of net gains on sales of equity investments, net losses on sales of fixed-income investments and other-than-temporary impairments on both equity and fixed-income investments. Net recognized gains decreased in fiscal year 2006 primarily due to increased net losses on sales of fixed-income investments, higher other-than-temporary impairments and fewer net gains on equity investments in the current period as compared to fiscal year 2005. For fiscal year 2006, other-than-temporary impairments were $408 million, as compared to $152 million in fiscal year 2005. The increase in other-than-temporary impairments in fiscal year 2006 was driven by planned sales of certain investments in an unrealized loss position in order to raise funds for the $20 billion tender offer announced on July 20, 2006. Net gains on investments declined $707 million in fiscal year 2005 primarily due to greater sales of investments in the previous fiscal year in preparation for the special dividend paid on December 2, 2004. Net gains on investments also include other-than-temporary impairments of $152 million in fiscal year 2005 compared to $82 million in fiscal year 2004. Net realized gains on sales were $1.65 billion in fiscal year 2004 as we moved to more liquid investment asset classes.

Investments are considered to be impaired when a decline in fair value is judged to be other than temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, among other factors, we evaluate general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded and a new cost basis in the investment is established.

We lend certain fixed-income and equity securities to enhance investment income. The loaned securities continue to be carried as investments on our balance sheet.

We use derivative instruments to manage exposures to interest rates, equity prices, and foreign currency markets and to facilitate portfolio diversification. Net losses on derivatives were as follows:

(In millions)	2006	2005	2004

Net gain/(losses) on equity derivatives	$192	$(202)	$118
Net gains on commodity derivatives	101	46	–
Net losses on interest rate derivatives	(79)	(53)	(102)
Net losses on foreign currency contracts	(313)	(53)	(284)

Net losses on derivatives	$(99)	$(262)	$(268)

During fiscal year 2006, we experienced lower net losses on derivatives as compared to fiscal year 2005 primarily due to net gains on non-designated equity derivatives in the current fiscal year as compared to net losses in the prior

PAGE	33

 Part II

Item 7

fiscal year and higher net gains on commodity positions in the current fiscal year driven by increases in the related commodity indices. These gains were partially offset by higher net losses in time value on foreign exchange contracts used to hedge anticipated foreign currency revenues and higher net losses on interest rate derivative contracts.

The net gains on equity derivatives during fiscal year 2006 are primarily due to changes in the market value of non-designated equity derivatives. Gains and losses arising from non-designated derivatives are economically offset by unrealized losses and gains, respectively, in the underlying equity securities which are recorded as a component of other comprehensive income. Commodity derivatives are held for the purpose of portfolio diversification. Net losses related to foreign currency contracts relate primarily to changes in time value of options used to hedge anticipated foreign currency revenues. Additionally, net gains and losses on foreign exchange contracts include the changes in the fair value of derivatives used as economic hedges. These gains and losses are partially offset economically by unrealized losses and gains, respectively, in the underlying assets which are included in other comprehensive income

Net derivative losses in fiscal year 2005 were primarily related to losses on equity derivatives, interest rate derivatives, and foreign currency contracts. During fiscal year 2005, losses related to equity derivatives used to economically hedge against a decline in equity prices were $202 million and losses related to interest rate derivatives were $53 million. These losses were offset by the combination of realized gains on sales of securities and unrealized gains related to increases in the market value of the underlying assets included as a component of other comprehensive income. Net losses related to foreign currency contracts were $53 million, related to changes in time value of options used to hedge anticipated foreign currency revenues and economically hedging foreign currency based investment exposures. Losses related to hedging foreign currency-based investment exposures were offset by unrealized gains in the underlying assets which are included in other comprehensive income. Net losses on derivatives also included gains related to commodity positions used to provide portfolio diversification. Gains on commodity positions were $46 million during fiscal year 2005.

Derivative losses were $268 million in fiscal year 2004 primarily due to net losses in time value on foreign exchange contracts used to hedge anticipated foreign currency revenues.

In the second quarter of fiscal year 2006, we entered into an agreement with NBC Universal, Inc. (“NBC”) that restructured our joint venture relationships for MSNBC Cable L.L.C. (“CJV”) and MSNBC Interactive News, L.L.C. (“IJV”). As a result, we divested 32% of CJV for $331 million and NBC acquired the right, exercisable in the following two years, to buy the remaining 18% interest. In addition, we modified our agreement with NBC to grant to IJV a U.S. content license and to remove the exclusivity obligation on both NBC and Microsoft for local and non-U.S. news content. As part of the MSNBC restructuring agreements, we paid a $200 million fee to effectively terminate IJV’s prior content license agreement and we also prepaid the remaining $14 million license fee to NBC. In the fourth quarter of fiscal year 2006, NBC exercised its option to buy our remaining 18% interest in CJV. For fiscal year 2006, we recognized a net gain of $195 million related to the above transactions.

Income Taxes

Our effective tax rate for fiscal year 2006 was 31% as compared to 26% for fiscal year 2005. During fiscal year 2006, we recorded a tax benefit of $108 million from the resolution of state audits. The increased rate in fiscal year 2006 resulted primarily from the European Commission fine of €281 million ($351 million) which is not tax deductible, and a lower rate in fiscal year 2005 as a result of reversal of $776 million of previously accrued taxes upon settling an Internal Revenue Service examination for fiscal year 1997 – 1999 and a tax benefit of $179 million generated by the decision to repatriate foreign subsidiary earnings under a temporary incentive provided by the American Jobs Creation Act of 2004. Our effective tax rate for fiscal year 2004 was 33%.

Financial Condition

Cash and equivalents and short-term investments totaled $34.16 billion and $37.75 billion as of June 30, 2006, and 2005, respectively. This investment portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S.-dollar-denominated securities, but also includes foreign currency positions in order to diversify financial risk. The portfolio is primarily invested in short-term securities to facilitate rapid deployment for immediate cash needs. Equity and other investments were $9.23 billion and $11.00 billion as of June 30, 2006, and 2005, respectively. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $18.90 billion at June 30, 2006. Our retained deficit is not expected to impact our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

PAGE	34

 Part II

Item 7

Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. Other unearned revenue includes services, TV Platform, Microsoft Business Solutions, advertising, and subscriptions for which we have been paid upfront and earn the revenue when we provide the service or software or otherwise meet the revenue recognition criteria.

Unearned revenue as of June 30, 2006, increased $1.74 billion from June 30, 2005, reflecting additions to unearned revenue from multi-year licensing that outpaced recognitions by $1.66 billion, a $53 million decrease in revenue deferred for undelivered elements, and a $127 million increase primarily in unearned revenue for services and subscription services.

The following table outlines the expected recognition of $10.9 billion of unearned revenue as of June 30, 2006:

(In millions)	Recognition of Unearned Revenue

Three months ended:
September 30, 2006	$3,483
December 31, 2006	2,687
March 31, 2007	1,899
June 30, 2007	1,069
Thereafter	1,764

Unearned revenue	$10,902

Cash Flows

Cash flow from operations for fiscal year 2006 decreased 13% to $14.40 billion primarily due to increased payments to fund a $987 million increase in inventory and product costs related to Xbox 360 and increased payments to employees resulting from a 16% growth in headcount. These factors were partially offset by increased cash receipts from customers driven by our 11% revenue growth and $1.74 billion increase in unearned revenue. Cash used in financing was $20.56 billion in fiscal year 2006, a decrease of $20.52 billion from the previous year driven by a $32.57 billion reduction in cash dividend payments. This impact was partially offset by an $11.15 billion increase in common stock repurchases. Net cash from investing was $8.00 billion in fiscal year 2006, a decrease of $7.02 billion from fiscal year 2005 driven primarily by an $8.93 billion decrease in cash from combined purchase, sales, and maturities of investments and a $766 million increase in additions to property and equipment. These factors were partially offset by $3.12 billion of cash proceeds from our securities lending program.

Cash flow from operations for fiscal year 2005 increased 14% to $16.61 billion primarily due to an increase in cash receipts from customers driven by our 8% revenue growth combined with a 12% increase in unearned revenue. Cash payments in fiscal year 2005 resulting from significant legal settlements were approximately $1.8 billion lower than in the previous year, adding to the overall increase in operating cash flow. Partially offsetting these factors were increased payments to employees resulting from a 7% increase in full-time employees. Cash used for financing was $41.08 billion in fiscal year 2005, driven by $36.11 billion of cash dividends paid in fiscal year 2005 compared to $1.73 billion paid in fiscal year 2004. The increase was also partially driven by $8.06 billion in cash used for common stock repurchases, an increase of $4.67 billion in cash used for share repurchases compared to the previous year, reflecting 312 million shares repurchased in fiscal year 2005, an increase of 188.5 million shares compared to the previous year. Net cash from investing was $15.03 billion in fiscal year 2005, an increase of $18.37 billion from fiscal year 2004, primarily due to a $23.59 billion increase in investment maturities that occurred to fund cash dividends paid in fiscal year 2005, partially offset by a $5.32 billion decrease in cash from combined investment purchase and sale activity.

PAGE	35

 Part II

Item 7

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

We have no material long-term debt. Stockholders’ equity at June 30, 2006, was $40.10 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $234 million on June 30, 2006. We have operating leases for most U.S. and international sales and support offices and certain equipment under which we incurred rental expense totaling $276 million, $299 million, and $331 million fiscal year 2006, 2005 and 2004, respectively. We have issued residual value guarantees in connection with various operating leases. These guarantees provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of June 30, 2006, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability currently exists. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

In fiscal year 2006, our Board of Directors declared $0.35 per share cash dividends, with $2.69 billion paid as of June 30, 2006. A quarterly dividend of $0.09 per share (or $906 million) was declared by our Board of Directors on June 21, 2006 to be paid to shareholders of record as of August 17, 2006, on September 14, 2006.

On July 20, 2006, we announced the completion of the repurchase program initially approved by our Board of Directors on July 20, 2004 to buy back up to $30 billion in Microsoft common stock. The repurchases were made using our cash resources. During fiscal year 2006, we repurchased 754 million shares, or $19.75 billion, of our common stock under this plan. On July 20, 2006, we also announced that our Board of Directors authorized new share repurchase programs, comprised of a $20 billion tender offer which was completed on August 17, 2006, and an additional $20 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of our common stock, or approximately 1.5% of the common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the ongoing share repurchase program, previously announced on July 20, 2006, had been increased by approximately $16.2 billion. As a result, the company is authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011.

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

Off-Balance Sheet Arrangements and Contractual Obligations

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. (“FIN”) 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We consider factors such as the degree of probability of an unfavorable outcome and the

PAGE	36

 Part II

Item 7

ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2006:

(In millions)(1)
	Payments due by period
Fiscal Years	2007	2008-2010	2011-2013	2014 and thereafter	Total

Long-term debt	$–	$–	$–	$–	$–
Construction commitments(2)(4)	234	–	–	–	234
Lease obligations:
Capital leases	–	–	–	–	–
Operating leases(3)	250	436	158	41	885
Purchase commitments(4)	2,219	9	–	–	2,228
Other long-term liabilities(5)	4	66	1	–	71

Total contractual obligations	$2,707	$511	$159	$41	$3,418

(1)	We have excluded the $970 million long-term contingent liability related to the antitrust and unfair competition class action lawsuits referred to in Note 17 – Contingencies of the Notes to Financial Statements as the timing and amount to be resolved in cash versus vouchers is subject to uncertainty.
(2)	We have certain commitments for the construction of buildings. We expect to fund these commitments with existing cash and cash flows from operations.
(3)	Our future minimum rental commitments under noncancellable leases comprise the majority of the operating lease obligations presented above. We expect to fund these commitments with existing cash and cash flows from operations.
(4)	The amount presented above as purchase and construction commitments includes all known open purchase orders and all known contracts that are take-or-pay contracts. We expect to fund these commitments with existing cash and our cash flows from operations.
(5)	We have excluded other obligations of $5.22 billion from other long-term liabilities presented above as the amount that will be settled in cash is not known. We have also excluded unearned revenue of $1.76 billion.

RECENTLY ISSUED ACCOUNTING STANDARDS

In November 2005, the FASB issued Staff Position (“FSP”) FAS123(R)-3, Transition Election to Accounting for the Tax Effects of Share-Based Payment Awards. This FSP requires an entity to follow either the transition guidance for the additional-paid-in-capital pool as prescribed in SFAS No. 123(R), Share-Based Payment, or the alternative transition method as described in the FSP. An entity that adopts SFAS No. 123(R) using the modified prospective application may make a one-time election to adopt the transition method described in this FSP. An entity may take up to one year from the later of its initial adoption of SFAS No. 123(R) or the effective date of this FSP to evaluate its available transition alternatives and make its one-time election. We elected to adopt the transition method as described in the FSP as of July 1, 2005. This method change did not have an impact on our financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

PAGE	37

 Part II

Item 7

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43”. EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. We are currently evaluating the financial impact of this guidance and the method of adoption that will be used.

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

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SEC SAB 59, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (July 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected benefit from the combination. We evaluate our reporting units on an annual basis and if necessary, reassign goodwill using a relative fair value allocation approach.

PAGE	38

 Part II

Item 7

We account for research and development costs in accordance with several accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed all research and development costs when incurred.

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

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. Accruals for tax contingencies are provided for in accordance with the requirements of SFAS No. 5.

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

PAGE	39

 Part II

Item 7

Statement of Management’s Responsibility for Financial Statements

Management is responsible for the preparation of the consolidated financial statements and related information that are presented in this report. The consolidated financial statements, which include amounts based on management’s estimates and judgments, have been prepared in conformity with accounting principles generally accepted in the United States of America.

The Company maintains accounting and internal control systems to provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities, careful selection and training of qualified personnel and a program of internal audits.

The Company engaged Deloitte & Touche LLP, independent auditors, to audit and render an opinion on the consolidated financial statements and management’s report on its assessment and the effectiveness of internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Board of Directors, through its Audit Committee, consisting solely of independent directors of the Company, meets periodically with management, internal auditors and our independent auditors to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. Deloitte & Touche LLP and the internal auditors each have full and free access to the Audit Committee.

Steven A. Ballmer Chief Executive Officer

Christopher P. Liddell Senior Vice President, Finance and Administration; Chief Financial Officer

Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer

PAGE	40

 Part II

Item 7A

ITEM 7A.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are exposed to foreign currency, interest rate, fixed-income, equity, and commodity price risks. A portion of these risks is hedged, but fluctuations could impact our results of operations and financial position. We hedge a portion of anticipated revenue and accounts receivable exposure to foreign currency fluctuations, primarily with option contracts. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. Fixed-income securities are subject primarily to interest rate risk. The portfolio is diversified and structured to minimize credit risk. Securities held in our equity and other investments portfolio are subject to price risk, and are generally not hedged. However, we use options to hedge our price risk on certain equity securities that are held primarily for strategic purposes. Commodity derivatives held for the purpose of portfolio diversification are subject to commodity price risk.

We use a value-at-risk (“VaR”) model to estimate and quantify our market risks. VaR is the expected loss, for a given confidence level, in fair value of our portfolio due to adverse market movements over a defined time horizon. The VaR model is not intended to represent actual losses in fair value, but is used as a risk estimation and management tool. The model used for currencies, equities, and commodities is geometric Brownian motion, which allows incorporation of optionality with regard to these risk exposures. For interest rate risk, exposures such as key rate durations and spread durations are used in calculations that reflect the principle that fixed-income security prices revert to maturity value over time.

VaR is calculated by computing the exposures of each holding’s market value to a range of over 1,000 equity, fixed-income, foreign exchange, and commodity risk factors. The exposures are then used to compute the parameters of a distribution of potential changes in the total market value of all holdings, taking into account the weighted historical volatilities of the different rates and prices and the weighted historical correlations among the different rates and prices. The VaR is then calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, credit risk, and legal risk.

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

At the beginning of the second fiscal quarter of fiscal year 2006, we changed the methodology we use to calculate VaR. We previously used a Monte Carlo simulation-based methodology to calculate VaR. In the second quarter of fiscal year 2006, we adopted a factor-based parametric methodology. The factor-based parametric methodology can be performed more frequently (resulting in more timely data), divides the aggregated VaR into its component risk factor groups, and is incrementally more accurate than the previously used simulation-based methodology in evaluating diversification effects of commodity risk factors and interactions between equity and currency factors. While we believe the efficiencies gained by changing to the parametric methodology are significant, we do not believe this methodology produces results that are significantly different from the simulation-based methodology.

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

VaR numbers are shown separately for interest rate, currency rate, equity price, and commodity price risks. These VaR numbers include the underlying portfolio positions and related hedges. We use historical data to estimate VaR. Given the reliance on historical data, VaR is most effective in estimating risk exposures in markets in which there are no fundamental changes or shifts in market conditions. An inherent limitation in VaR is that the distribution of past changes in market risk factors may not produce accurate predictions of future market risk.

PAGE	41

 Part II

Item 7A

The following table sets forth the one-day VaR for substantially all of our positions as of June 30, 2006 and 2005, and for the fiscal year ended June 30, 2006:

(In millions)
			Year ended June 30, 2006
Risk Categories	2006	2005	Average	High	Low

Interest rates	$66	$88	$82	$127	$62
Currency rates	91	52	33	91	11
Equity prices	88	164	116	168	84
Commodity prices	12	14	15	18	12

Total one-day VaR for the combined risk categories was $158 million at June 30, 2006 and $195 million at June 30, 2005. The total VaR is 38% less at June 30, 2006 and 39% less at June, 30 2005 than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

PAGE	42

 Part II

Item 8

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30	2006	2005	2004

Revenue	$44,282	$39,788	$36,835
Operating expenses:
Cost of revenue	7,650	6,031	6,596
Research and development	6,584	6,097	7,735
Sales and marketing	9,818	8,563	8,195
General and administrative	3,758	4,536	5,275

Total operating expenses	27,810	25,227	27,801

Operating income	16,472	14,561	9,034
Investment income and other	1,790	2,067	3,162

Income before income taxes	18,262	16,628	12,196
Provision for income taxes	5,663	4,374	4,028

Net income	$12,599	$12,254	$8,168

Earnings per share:
Basic	$1.21	$1.13	$0.76

Diluted	$1.20	$1.12	$0.75

Weighted average shares outstanding:
Basic	10,438	10,839	10,803
Diluted	10,531	10,906	10,894

Cash dividends declared per common share	$0.35	$3.40	$0.16

See accompanying notes.

PAGE	43

 Part II

Item 8

BALANCE SHEETS

(In millions)

June 30	2006	2005
Assets
Current assets:
Cash and equivalents	$6,714	$4,851
Short-term investments (including securities pledged as collateral of $3,065 and $-)	27,447	32,900

Total cash and short-term investments	34,161	37,751
Accounts receivable, net of allowance for doubtful accounts of $142 and $171	9,316	7,180
Inventories, net	1,478	491
Deferred income taxes	1,940	1,701
Other	2,115	1,614

Total current assets	49,010	48,737
Property and equipment, net	3,044	2,346
Equity and other investments	9,232	11,004
Goodwill	3,866	3,309
Intangible assets, net	539	499
Deferred income taxes	2,611	3,621
Other long-term assets	1,295	1,299

Total assets	$69,597	$70,815

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,909	$2,086
Accrued compensation	1,938	1,662
Income taxes	1,557	2,020
Short-term unearned revenue	9,138	7,502
Securities lending payable	3,117	—
Other	3,783	3,607

Total current liabilities	22,442	16,877
Long-term unearned revenue	1,764	1,665
Other long-term liabilities	5,287	4,158
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 10,062 and 10,710	59,005	60,413
Retained earnings (deficit), including accumulated other comprehensive income of $1,229 and $1,426	(18,901)	(12,298)

Total stockholders’ equity	40,104	48,115

Total liabilities and stockholders’ equity	$69,597	$70,815

See accompanying notes.

PAGE	44

 Part II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30	2006	2005	2004

Operations
Net income	$12,599	$12,254	$8,168
Depreciation, amortization, and other noncash items	903	855	1,186
Stock-based compensation	1,715	2,448	5,734
Net recognized gains on investments	(270)	(527)	(1,296)
Stock option income tax benefits	–	668	1,100
Excess tax benefits from stock-based payment arrangements	(89)	–	–
Deferred income taxes	219	(179)	(1,479)
Unearned revenue	16,453	13,831	11,777
Recognition of unearned revenue	(14,729)	(12,919)	(12,527)
Accounts receivable	(2,071)	(1,243)	(687)
Other current assets	(1,405)	(245)	478
Other long-term assets	(49)	21	34
Other current liabilities	(145)	396	1,529
Other long-term liabilities	1,273	1,245	609

Net cash from operations	14,404	16,605	14,626

Financing
Common stock issued	2,101	3,109	2,748
Common stock repurchased	(19,207)	(8,057)	(3,383)
Common stock cash dividends	(3,545)	(36,112)	(1,729)
Excess tax benefits from stock-based payment arrangements	89	–	–
Other	–	(18)	–

Net cash used in financing	(20,562)	(41,078)	(2,364)

Investing
Additions to property and equipment	(1,578)	(812)	(1,109)
Acquisition of companies, net of cash acquired	(649)	(207)	(4)
Purchases of investments	(51,117)	(68,045)	(95,005)
Maturities of investments	3,877	29,153	5,561
Sales of investments	54,353	54,938	87,215
Net proceeds from securities lending	3,117	–	–

Net cash from (used in) investing	8,003	15,027	(3,342)

Net change in cash and equivalents	1,845	(9,446)	8,920
Effect of exchange rates on cash and equivalents	18	(7)	27
Cash and equivalents, beginning of period	4,851	14,304	5,357

Cash and equivalents, end of period	$6,714	$4,851	$14,304

See accompanying notes.

PAGE	45

 Part II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30	2006	2005	2004

Common stock and paid-in capital
Balance, beginning of period	$60,413	$56,396	$49,234
Common stock issued	1,939	3,223	2,815
Common stock repurchased	(4,447)	(1,737)	(416)
Stock-based compensation expense	1,715	2,448	5,734
Stock option income tax benefits/(deficiencies)	(617)	89	(989)
Other, net	2	(6)	18

Balance, end of period	59,005	60,413	56,396

Retained earnings (deficit)
Balance, beginning of period	(12,298)	18,429	15,678
Net income	12,599	12,254	8,168
Other comprehensive income:
Net gains/(losses) on derivative instruments	76	(58)	101
Net unrealized investments gains/(losses)	(282)	371	(873)
Translation adjustments and other	9	(6)	51

Comprehensive income	12,402	12,561	7,447
Common stock cash dividends	(3,594)	(36,968)	(1,729)
Common stock repurchased	(15,411)	(6,320)	(2,967)

Balance, end of period	(18,901)	(12,298)	18,429

Total stockholders’ equity	$40,104	$48,115	$74,825

See accompanying notes.

PAGE	46

 Part II

Item 8

NOTES TO FINANCIAL STATEMENTS

NOTE 1    ACCOUNTING POLICIES

ACCOUNTING PRINCIPLES

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

PRINCIPLES OF CONSOLIDATION

The financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

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

We revised our expense classification policies during fiscal year 2006 which resulted in reclassifications of certain operating expenses. We have reclassified the prior period amounts to conform to the current year presentation. These reclassifications had no impact on total operating expenses, operating income and our net income.

FOREIGN CURRENCIES

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are charged or credited to Other Comprehensive Income (“OCI”).

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

Revenue for retail packaged products, products licensed to original equipment manufacturers (“OEM”), and perpetual licenses for current products under our Open and Select volume licensing programs generally is recognized as products are shipped, with a portion of the revenue recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related product’s life cycle.

Revenue from multi-year licensing arrangements are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Certain multi-year licensing

PAGE	47

 Part II

Item 8

arrangements include rights to receive future versions of software product on a when-and-if-available basis under Open and Select volume licensing programs (Software Assurance). In addition, other multi-year licensing arrangements include a perpetual license for current products combined with rights to receive future versions of software products on a when-and-if-available basis under Open, Select, and Enterprise Agreement volume licensing programs. Premier support services agreements, MSN Internet Access subscriptions, Xbox Live, and Microsoft Developer Network subscriptions are also accounted for as subscriptions.

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

RESEARCH AND DEVELOPMENT

Research and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with product development. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. Costs incurred after technological feasibility is established have not been material, and accordingly, we have expensed all research and development costs when incurred.

SALES AND MARKETING

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other marketing-related programs. Advertising costs are expensed as incurred. Advertising expense was $1.23 billion in fiscal year 2006, $995 million in fiscal year 2005, and $904 million in fiscal year 2004.

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

FINANCIAL INSTRUMENTS

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available for sale and are recorded at market value using the specific identification method; unrealized gains and losses (excluding other-than-temporary impairments) are reflected in OCI.

Equity and other investments may include both debt and equity instruments. Debt securities and publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Unrealized gains and losses (excluding other-than-temporary impairments) are reflected in OCI. All other investments, excluding those accounted for using the equity method, are recorded at cost.

We lend certain fixed-income and equity securities to enhance investment income. The loaned securities continue to be carried as investments on our balance sheet. Collateral and/or security interest is determined based upon the underlying security and the creditworthiness of the borrower. Cash collateral is recorded as an asset with a corresponding liability.

PAGE	48

 Part II

Item 8

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

We use derivative instruments to manage exposures to foreign currency, equity price, interest rate and credit risks, to enhance returns, and to facilitate portfolio diversification. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. For a derivative instrument designated as a fair-value hedge, the gain or loss is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain or loss is initially reported as a component of OCI and is subsequently recognized in earnings when the hedged exposure affects earnings. The ineffective portion of the gain or loss is recognized in earnings. For options designated either as fair-value or cash-flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. Gains and losses from changes in fair values of derivatives that are not designated as hedges for accounting purposes are recognized in earnings.

Foreign Currency Risk.    Certain assets, liabilities, and forecasted transactions are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Options are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. Certain non-U.S. dollars denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments under SFAS No. 133. Certain options and forwards not designated as hedging instruments under SFAS No. 133 are also used to hedge the impact of the variability in exchange rates on accounts receivable and collections denominated in certain foreign currencies and to manage other foreign currency exposures.

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

Other Derivatives.    Swap contracts, not designated as hedging instruments under SFAS No. 133, are used to manage exposures to credit risks, enhance returns, and to facilitate portfolio diversification. In addition, we may invest in warrants to purchase securities of other companies as a strategic investment. Warrants that can be net share settled are deemed derivative financial instruments and are not designated as hedging instruments. “To Be Announced” forward purchase commitments of mortgage-backed assets are also considered derivatives in cases where physical delivery of the assets are not taken at the earliest available delivery date. All derivative instruments not designated as hedging instruments are recorded at fair value, with changes in value recognized in earnings during the period of change.

PAGE	49

 Part II

Item 8

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30	Balance at beginning of period	Charged to costs and expenses	Write-offs and other	Balance at end of period

2004	$242	$44	$(120)	$166
2005	166	48	(43)	171
2006	171	40	(69)	$142

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

PAGE	50

 Part II

Item 8

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

The components of unearned revenue were as follows:

(In millions)

June 30	2006	2005

Volume licensing programs	$7,661	$6,000
Undelivered elements	2,066	2,119
Other	1,175	1,048
Unearned revenue	$10,902	$9,167

Unearned revenue by segment was as follows:

(In millions)

June 30	2006	2005

Client	$2,850	$2,687
Server and Tools	3,792	3,048
Information Worker	3,609	2,814
Other segments	651	618
Unearned revenue	$10,902	$9,167

NOTE 3    INVESTMENTS

The components of investments were as follows:

(In millions)	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and equivalents	Short - term investments	Equity and other investments

June 30, 2006

Cash	$3,248	$–	$–	$3,248	$3,248	$–	$–
Mutual funds	723	11	(1)	733	288	445	–
Commercial paper	3,242	–	–	3,242	3,150	92	–
Certificates of deposit	364	–	–	364	–	364	–
U. S. Government and Agency securities	4,904	4	(30)	4,878	14	4,790	74
Foreign government bonds	6,034	21	(73)	5,982	–	5,982	–
Mortgage backed securities	4,285	–	(42)	4,243	–	4,243	–
Corporate notes and bonds	7,605	15	(18)	7,602	–	7,475	127
Municipal securities	4,008	5	(45)	3,968	14	3,954	–
Common stock and equivalents	6,933	1,846	(34)	8,745	–	–	8,745
Preferred stock	41	5	–	46	–	–	46
Other investments	342	–	–	342	–	102	240

Total	$41,729	$1,907	$(243)	$43,393	$6,714	$27,447	$9,232

PAGE	51

 Part II

Item 8

(In millions)	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and equivalents	Short - term investments	Equity and other investments

June 30, 2005

Cash	$1,911	$–	$–	$1,911	$1,911	$–	$–
Mutual funds	1,636	38	–	1,674	817	857	–
Commercial paper	1,566	4	–	1,570	1,570	–	–
Certificates of deposit	614	–	–	614	453	161	–
U. S. Government and Agency securities	9,943	29	(59)	9,913	–	9,913	–
Foreign government bonds	5,486	194	(2)	5,678	–	5,678	–
Mortgage backed securities	123	–	–	123	–	123	–
Corporate notes and bonds	8,053	50	(31)	8,072	80	7,473	519
Municipal securities	8,579	70	(33)	8,616	20	8,596	–
Common stock and equivalents	7,273	1,970	(133)	9,110	–	–	9,110
Preferred stock	1,067	4	–	1,071	–	–	1,071
Other investments	403	–	–	403	–	99	304

Total	$46,654	$2,359	$(258)	$48,755	$4,851	$32,900	$11,004

Investments with continuous unrealized losses for less than and greater than 12 months and their related fair values were as follows:

	Less than 12 months		12 months or greater		Total
(In millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

June 30, 2006

Mutual funds	$14	$(1)	$4	$–	$18	$(1)
U. S. Government and Agency securities	2,303	(24)	172	(6)	2,475	(30)
Foreign government bonds	2,523	(56)	1,749	(17)	4,272	(73)
Mortgage backed securities	2,692	(40)	102	(2)	2,794	(42)
Corporate notes and bonds	4,721	(13)	359	(5)	5,080	(18)
Municipal securities	1,323	(13)	1,192	(32)	2,515	(45)
Common stock and equivalents	266	(33)	29	(1)	295	(34)

Total	$13,842	$(180)	$3,607	$(63)	$17,449	$(243)

	Less than 12 months		12 months or greater		Total
(In millions)	Fair value	Unrealized losses	Fair value	Unrealized losses	Fair value	Unrealized losses

June 30, 2005

U. S. Government and Agency securities	$7,490	$(59)	$–	$–	7,490	$(59)
Foreign government bonds	32	(2)	–	–	32	(2)
Corporate notes and bonds	4,536	(31)	–	–	4,536	(31)
Municipal securities	4,339	(30)	239	(3)	4,578	(33)
Common stock and equivalents	1,168	(111)	89	(22)	1,257	(133)

Total	$17,565	$(233)	$328	$(25)	$17,893	$(258)

PAGE	52

 Part II

Item 8

At June 30, 2006 unrealized losses of $243 million consisted of: $196 million related to investment grade fixed-income securities, $12 million related to investments in high yield and emerging market fixed-income securities, $2 million related to domestic equity securities and $33 million related to international equity securities. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. At June 30, 2005 unrealized losses of $258 million consisted of: $112 million related to investment grade fixed-income securities, $13 million related to investments in high yield and emerging market fixed income securities, $90 million related to domestic equity securities and $43 million related to international equity securities. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2006.

Common and preferred stock and other investments that are restricted for more than one year or are not publicly traded are recorded at cost. At June 30, 2006 the recorded basis of these investments was $41 million, and their estimated fair value was $41 million. At June 30, 2005 the recorded basis of these investments was $1.05 billion, and their estimated fair value was $1.27 billion. The estimate of fair value is based on publicly available market information or other estimates determined by management.

The maturities of debt securities, including fixed maturity securities, at June 30, 2006 were as follows:

(In millions)	Cost basis	Estimated fair value

Due in one year or less	$5,680	$5,686
Due after one year through five years	12,011	11,971
Due after five years through ten years	6,111	6,041
Due after ten years	6,741	6,683

Total	$30,543	$30,381

NOTE 4    INVESTMENT INCOME AND OTHER

The components of investment income and other were as follows:

(In millions)

Year Ended June 30	2006	2005	2004

Dividends and interest	$1,510	$1,460	$1,892
Net gains on investments	161	856	1,563
Net losses on derivatives	(99)	(262)	(268)
Income/(losses) from equity investees and other	218	13	(25)

Investment income and other	$1,790	$2,067	$3,162

Net gains on investments include other-than-temporary impairments of $408 million in fiscal year 2006, $152 million in fiscal year 2005, and $82 million in fiscal year 2004. The increase in other-than-temporary impairments in fiscal year 2006 was driven by planned sales of certain investments in an unrealized loss position in order to raise funds for the $20 billion tender offer announced on July 20, 2006. Realized gains and (losses) from sales of available-for-sale securities (excluding other-than-temporary impairments) were $1.11 billion and $(531) million in fiscal year 2006, $1.38 billion and $(376) million in fiscal year 2005, and $2.16 billion and $(518) million in fiscal year 2004.

NOTE 5    DERIVATIVES

For derivative instruments designated as hedges, hedge ineffectiveness, determined in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, did not have a significant impact on earnings

PAGE	53

 Part II

Item 8

for fiscal years 2006, 2005, or 2004. During fiscal year 2006, $217 million in gains on fair value hedges from changes in time value and $399 million in losses on cash flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and included in investment income and other. During fiscal year 2005, $79 million in gains on fair value hedges from changes in time value and $116 million in losses on cash flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and included in investment income and other. During fiscal year 2004, $31 million in gains on fair value hedges from changes in time value and $325 million in losses on cash flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and included in investment income and other.

Derivative gains and losses included in OCI are reclassified into earnings at the time forecasted revenue or the sale of an equity investment is recognized. During fiscal year 2006, $166 million of derivative gains were reclassified to revenue and $23 million in derivative gains were reclassified to investment income and other. During fiscal year 2005, $57 million of derivative gains were reclassified to revenue and $33 million in derivative gains were reclassified to investment income and other. During fiscal year 2004, $14 million of derivative gains were reclassified to revenue and no derivative gains or losses were reclassified to investment income and other.

We estimate that $133 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months. No significant amounts of gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur for fiscal years 2006, 2005, and 2004.

NOTE 6    INVENTORIES

(In millions)

June 30	2006	2005

Finished goods	$1,013	$422
Raw materials and work in process	465	69

Inventories	$1,478	$491

NOTE 7    PROPERTY AND EQUIPMENT

(In millions)

June 30	2006	2005

Land	$362	$313
Buildings and improvements	2,228	2,014
Leasehold improvements	918	851
Computer equipment and software	2,682	2,318
Furniture and equipment	1,033	879

Property and equipment, at cost	7,223	6,375
Accumulated depreciation	(4,179)	(4,029)

Property and equipment, net	$3,044	$2,346

Property and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. The useful lives for buildings range from five to 15 years, leasehold improvements range from two to ten years – representing the applicable lease terms plus reasonably assured extensions, computer equipment and software range from two to three years, and furniture and equipment range from one to five years. Land is not depreciated.

During fiscal years 2006, 2005, and 2004, depreciation expense was $863 million, $723 million, and $647 million, respectively. The majority of depreciation expense in all years related to computer equipment.

PAGE	54

 Part II

Item 8

NOTE 8    GOODWILL

Changes in the carrying amount of goodwill for fiscal years 2006 and 2005 by segment were as follows:

(In millions)
	Balance as of June 30, 2004	Acquisitions / purchase accounting adjustments	Divestitures	Balance as of June 30, 2005	Acquisitions	Other	Balance as of June 30, 2006

Client	$37	$6	$–	$43	$31	$–	$74
Server and Tools	106	135	–	241	29	(14)	256
Information Worker	178	47	–	225	246	–	471
Microsoft Business Solutions	2,207	3	–	2,210	–	–	2,210
MSN	154	17	–	171	263	21	455
Mobile and Embedded Devices	30	–	–	30	–	(24)	6
Home and Entertainment	403	–	(14)	389	23	(18)	393

Total	$3,115	$208	$(14)	$3,309	$592	$(35)	$3,866

We test goodwill for impairment annually during the first quarter of each fiscal year at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Our annual testing resulted in no impairments of goodwill in fiscal years 2006 and 2005. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

During fiscal year 2005, we had no material acquisitions. During the fiscal year 2006, we acquired the following entities for a total consideration of $689 million, which was primarily paid in cash:

•	Frontbridge Technologies, Inc., a California-based provider of managed services that addresses corporate e-mail compliance, security, and availability requirements;

•	Teleo, Inc., a California-based voice over Internet protocol software and services provider;

•	MediaStreams.com AG, a Zurich, Switzerland-based developer of PC-based voice over Internet protocol communication systems and peripheral equipment;

•	Lionhead Studios Ltd., a Guildford, England-based software studio specializing in PC game development;

•	Vexcel Corporation, a Colorado-based imagery technology and systems provider;

•	Massive Corporation, a New York-based developer of video game advertising;

•	ProClarity Corporation, an Idaho-based developer of advanced analysis and visualization technologies for business platforms; and

•	14 various other entities specializing in areas such as application security, digital access management, and networking solutions.

As a result of these acquisitions, we recorded $592 million of goodwill. None of that amount is expected to be deductible for tax purposes. Goodwill was assigned to our operating segments as follows: $29 million to Server & Tools, $263 million to MSN, $31 million to Client, $246 million to Information Worker, and $23 million to Home and Entertainment. We also recorded $125 million of technology-based intangible assets with a weighted-average amortization period of 3.25 years, and $26 million of other intangible assets with a weighted-average amortization period of 4.5 years. All of the entities have been consolidated into our financial statements since their respective acquisition dates. None of the acquisitions, individually or in the aggregate, are material to our consolidated results of operations. Accordingly, pro forma information has not been included.

PAGE	55

 Part II

Item 8

NOTE 9    INTANGIBLE ASSETS

The components of finite-lived intangible assets were as follows:

(In millions)

June 30	2006			2005
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Contract-based	$954	$(661)	$292	$957	$(606)	$351
Technology-based	458	(255)	203	309	(200)	109
Marketing-related	42	(32)	10	35	(25)	10
Customer-related	54	(21)	33	40	(11)	29

Total	$1,508	$(969)	$539	$1,341	$(842)	$499

During fiscal year 2006 and 2005, we recorded additions to intangible assets of $189 million and $90 million, respectively. We estimate that we have no significant residual value related to our intangible assets. The components of finite-lived intangible assets acquired during fiscal years 2006 and 2005 were as follows:

(In millions)

Year Ended June 30	2006		2005
	Amount	Weighted average life	Amount	Weighted average life

Contract-based	$36	4 years	$16	6 years
Technology-based	140	4 years	64	5 years
Marketing-related	5	3 years	–	–
Customer-related	8	4 years	10	5 years

Total	$189		$90

Acquired intangibles are generally amortized on a straight-line basis over weighted average periods. Intangible assets amortization expense was $127 million for fiscal year 2006, $161 million for fiscal year 2005, and $170 million for fiscal year 2004. The estimated future amortization expense related to intangible assets as of June 30, 2006 is as follows:

(In millions)

Year Ended June 30	Amount

2007	$150
2008	126
2009	83
2010	60
2011	46
Total	$465

PAGE	56

 Part II

Item 8

NOTE 10    INCOME TAXES

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30	2006	2005	2004

Current taxes:
U.S. Federal	$4,471	$3,401	$3,766
U.S. State and Local	101	152	174
International	882	911	1,056

Current taxes	5,454	4,464	4,996
Deferred taxes (benefits)	209	(90)	(968)

Provision for income taxes	$5,663	$4,374	$4,028

U.S. and international components of income before income taxes were as follows:

(In millions)

Year Ended June 30	2006	2005	2004

U.S.	$11,404	$9,806	$8,088
International	6,858	6,822	4,108

Income before income taxes	$18,262	$16,628	$12,196

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

Year Ended June 30	2006	2005	2004

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(4.6)%	(3.1)%	(1.7)%
Examination settlements	(0.6)%	(4.7)%	–
Other reconciling items	1.2%	(0.9)%	(0.3)%

Effective rate	31.0%	26.3%	33.0%

The 2006 other reconciling items includes the impact of the $351 million non-deductible European Commission fine. The 2005 other reconciling items include a $179 million repatriation tax benefit under the American Jobs Creation Act of 2004. The 2004 other reconciling items include the $208 million benefit from the resolution of an issue remanded by the Ninth Circuit Court of Appeals and the impact of the $605 million non-deductible European Commission fine.

PAGE	57

 Part II

Item 8

The components of the deferred tax assets and liabilities were as follows:

(In millions)

June 30	2006	2005

Deferred income tax assets:
Stock-based compensation expense	$3,630	$3,994
Other expense items	1,451	1,751
Unearned revenue	1,028	915
Impaired investments	989	861
Other revenue items	102	213
Other	–	173

Deferred income tax assets	$7,200	$7,907

Deferred income tax liabilities:
International earnings	$(1,715)	$(1,393)
Unrealized gain on investments	(801)	$(1,169)
Other	(133)	(23)

Deferred income tax liabilities	(2,649)	(2,585)

Net deferred income tax assets	$4,551	$5,322

Reported as:
Current deferred tax assets	$1,940	$1,701
Long-term deferred tax assets	2,611	3,621

Net deferred income tax assets	$4,551	$5,322

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $505 million resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the United States. The amount of unrecognized deferred tax liability associated with these temporary differences is approximately $151 million.

The American Jobs Creation Act of 2004 (the “Act”) was enacted in October 2004. The Act creates a temporary incentive for U.S. corporations to repatriate foreign subsidiary earnings by providing an elective 85% dividends received deduction for certain dividends from controlled foreign corporations. Under these provisions, we repatriated approximately $780 million in dividends subject to the elective 85% dividends received deduction and we recorded a corresponding tax provision benefit of $179 million from the reversal of previously provided U.S. deferred tax liabilities on these unremitted foreign subsidiary earnings in 2005. The dividend was paid in June 2006.

Income taxes paid were $4.8 billion in fiscal year 2006, $4.3 billion in fiscal year 2005, and $2.5 billion in fiscal year 2004.

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

Although we believe we have appropriate support for the positions taken on our tax returns, we have recorded a liability for our best estimate of the probable loss on certain of these positions, the non-current portion of which is included in other long-term liabilities. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from inter-company transfer pricing, restructuring of foreign

PAGE	58

 Part II

Item 8

operations, tax benefits from the Foreign Sales Corporation and Extra Territorial Income tax rules, the amount of research and experimentation tax credits claimed, state income taxes, and certain other matters. Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe that the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. If we were to settle an audit or a matter under litigation, it could have a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made. Due to the complexity involved we are not able to estimate the range of reasonably possible losses in excess of amounts recorded.

The Internal Revenue Service (“IRS”) has completed and closed its audits of our consolidated federal income tax returns through 1999. The IRS is currently conducting an audit of our consolidated federal income tax return for tax years 2000 through 2003.

NOTE 11    OTHER LONG-TERM LIABILITIES

(In millions)

June 30	2006	2005

Tax contingencies	$4,194	$3,066
Legal contingencies	1,022	961
Employee stock option transfer program	–	48
Other	71	83

Other long-term liabilities	$5,287	$4,158

NOTE 12    STOCKHOLDERS’ EQUITY

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30	2006	2005	2004

Balance, beginning of year	10,710	10,862	10,771
Issued	106	160	215
Repurchased	(754)	(312)	(124)

Balance, end of year	10,062	10,710	10,862

On July 20, 2006, we announced the completion of the $30 billion Microsoft common stock repurchase program approved by our Board of Directors on July 20, 2004. The repurchases were made using our cash resources. Our Board of Directors had previously approved a program to repurchase shares of our common stock. Under these repurchase plans, we have made the following share repurchases:

(share amounts in millions, dollars in billions)

Fiscal year	2006(1)		2005(1)		2004

	Shares	Amount	Shares	Amount	Shares	Amount

First quarter	114.1	$3.0	22.8	$0.6	43.3	$1.2
Second quarter	283.1	7.7	23.6	0.7	30.5	0.8
Third quarter	180.7	4.9	95.1	2.4	49.9	1.4
Fourth quarter	175.6	4.1	170.7	4.3	–	–

Total	753.5	$19.7	312.2	$8.0	123.7	$3.4

(1)	All amounts repurchased in fiscal year 2005 and in fiscal year 2006 were repurchased under the repurchase plan approved by our Board of Directors on July 20, 2004.

PAGE	59

 Part II

Item 8

In fiscal year 2006, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Date of Record	Total Amount (in millions)		Payment Date

September 23, 2005	$0.08	November 17, 2005	$846		December 8, 2005
December 14, 2005	$0.09	February 17, 2006	$926		March 9, 2006
March 27, 2006	$0.09	May 17, 2006	$916		June 8, 2006
June 21, 2006	$0.09	August 17,2006	$906	(1)	September 14, 2006

(1)	The dividend declared on June 21, 2006 will be paid after the filing date of this report on Form 10-K and was included in other current liabilities as of June 30, 2006.

In fiscal year 2005, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Date of Record	Total Amount (in millions)		Payment Date

July 20, 2004	$0.08	August 25, 2004	$870		September 14, 2004
July 20, 2004	$3.00	November 17, 2004	$32,640		December 2, 2004
September 15, 2004	$0.08	November 17, 2004	$871		December 2, 2004
December 8, 2004	$0.08	February 17, 2005	$868		March 10, 2005
March 23, 2005	$0.08	May 18, 2005	$860		June 9, 2005
June 15, 2005	$0.08	August 17, 2005	$857	(1)	September 8, 2005

(1)	The dividend declared on June 15, 2005 was included in other current liabilities as of June 30, 2005.

NOTE 13    OTHER COMPREHENSIVE INCOME

The activity in other comprehensive income and related tax effects were as follows:

(In millions)

Year Ended June 30	2006	2005	2004

Net gains/(losses) on derivative instruments:
Unrealized gains/(losses), net of tax effect of $(25) in 2006, $(63) in 2005, and $49 in 2004	$(47)	$(116)	$92
Reclassification adjustment for losses included in net income, net of tax effect of $66 in 2006, $31 in 2005, and $5 in 2004	123	58	9

Net gains/(losses) on derivative instruments	76	(58)	101

Net unrealized investment gains/(losses):
Unrealized holding losses, net of tax effect of $(199) in 2006, $(69) in 2005, and $(994) in 2004	(369)	(128)	(1,846)
Reclassification adjustment for losses included in net income, net of tax effect of $47 in 2006, $269 in 2005, and $524 in 2004	87	499	973

Net unrealized investment gains/(losses)	(282)	371	(873)

Translation adjustments and other	9	(6)	51

Other comprehensive income /(loss)	$(197)	$307	$(721)

PAGE	60

 Part II

Item 8

The components of accumulated other comprehensive income were as follows:

(In millions)

Year Ended June 30	2006	2005	2004

Net gains on derivative instruments	$103	$27	$85
Net unrealized investment gains	1,062	1,344	973
Translation adjustments and other	64	55	61
Accumulated other comprehensive income	$1,229	$1,426	$1,119

NOTE 14    EMPLOYEE STOCK AND SAVINGS PLANS

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

The stock-based compensation and related income tax benefits were as follows:

(In millions)	2006	2005	2004

Total stock-based compensation	$1,715	$2,448	$5,734
Income tax benefits related to stock-based compensation	$600	$857	$2,007

Employee Stock Purchase Plan.    We have an employee stock purchase plan for all eligible employees. Compensation expense for the employee stock purchase plan is recognized in accordance with SFAS No. 123(R). The administrative committee under the plan approved a change to the common stock purchase discount and approved the elimination of the related look back period and a change to quarterly purchase periods that became effective July 1, 2004. As a result, beginning in fiscal year 2005, shares of our common stock may presently be purchased by employees at three-month intervals at 90% of the fair market value on the last day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During fiscal year 2006 employees purchased 17.2 million shares at an average price of $23.02 per share. At June 30, 2006, 141.9 million shares were reserved for future issuance. During fiscal year 2005 employees purchased 16.4 million shares at average prices of $23.33 per share.

Under the plan in effect previous to fiscal year 2005, shares of our common stock could be purchased at six month intervals at 85% of the lower of the fair market value on the first or the last day of each six-month period. Employees could purchase shares having a value not exceeding 15% of their gross compensation during an offering period. During fiscal year 2004 employees purchased 16.7 million shares at average prices of $22.74 per share.

Savings Plan.    We have a savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Matching contributions for all plans were $178 million, $154 million, and $141 million in fiscal years 2006, 2005, and 2004, respectively. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the U.S. plan include Microsoft common stock, but neither participant nor our matching contributions are required to be invested in Microsoft common stock.

PAGE	61

 Part II

Item 8

Stock Plans.    We have stock plans for directors and for officers, employees, consultants, and advisors. At June 30, 2006, an aggregate of 812 million shares were authorized for future grant under our stock plans, which cover stock options, stock awards, and shared performance stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. The options transferred to JPMorgan Chase Bank (“JPMorgan”) (see below) in fiscal year 2004 have been removed from our plans; any options transferred to JPMorgan that expire without being exercised will not become available for grant under any of our plans.

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

We issue new shares to satisfy stock option exercises. On July 20, 2006, we announced the completion of the repurchase program initially approved by our Board of Directors on July 20, 2004 to buy back up to $30 billion in Microsoft common stock.

Stock Awards and Shared Performance Stock Awards.    Stock awards are grants that entitle the holder to shares of common stock as the award vests. Our stock awards generally vest over a five-year period.

Shared Performance Stock Awards (“SPSAs”) are a form of stock award in which the number of shares ultimately received depends on our business performance against specified performance targets. The performance period for SPSAs issued in fiscal years 2004, 2005, and 2006 was July 1, 2003 through June 30, 2006 (January 1, 2004 through June 30, 2006 for certain executive officers). Following the end of the performance period, the Board of Directors determined that the number of shares of stock awards to be issued was 37.0 million, based on the actual performance against metrics established for the performance period. One-third of the awards will vest in the first quarter of fiscal year 2007. An additional one-third of the awards will vest over each of the following two years. Because the SPSAs covered a three-year period, SPSAs issued in fiscal year 2005 and 2006 were given only to newly hired and promoted employees eligible to receive SPSAs.

The Company will grant SPSAs for fiscal year 2007 with a performance period of July 1, 2006 through June 30, 2007. At the end of the performance period, the number of shares of stock subject to the award will be determined by multiplying the target award by a percentage ranging from 0% to 150%. The percentage will be determined based on performance against metrics for the performance period, as determined by the Compensation Committee of the Board of Directors in its sole discretion. An additional 15% of the total stock and stock awards will be available as additional awards to participants based on individual performance. One-quarter of the shares of stock subject to each award will vest following the end of the performance period, and an additional one-quarter of the shares will vest over each of the following three years.

We measure the fair value of SAs and SPSAs based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. SAs and SPSAs are amortized over their applicable vesting period (generally five years) using the straight-line method. The fair value of each award grant is estimated on the date of grant using the following assumptions:

(In millions)	2006	2005	2004

Dividend per share	$0.08 - $0.09	$0.08	$0.16
Interest rates range	3.2% - 5.3%	1.3% - 4.3%	0.9% - 4.2%

The dividend per share amounts for fiscal year 2006 and fiscal year 2005 are quarterly dividend amounts. The dividend amount of $0.16 was the total dividend per share for fiscal year 2004.

PAGE	62

 Part II

Item 8

During fiscal year 2006, the following activity occurred under our existing plans:

	Shares (in millions)	Weighted Average Grant-Date Fair Value

Stock awards:
Nonvested balance at July 1, 2005	71.3	$23.92
Granted	47.3	24.70
Vested	(15.7)	23.85
Forfeited	(4.8)	23.60

Nonvested balance at June 30, 2006	98.1	$24.25

Shared performance stock awards:
Nonvested balance at July 1, 2005	35.3	$23.54
Granted	3.1	24.80
Vested	–	–
Forfeited	(1.8)	24.92

Nonvested balance at June 30, 2006	36.6	$23.57

As of June 30, 2006, there were $1.69 billion and $383 million of total unrecognized compensation costs related to SAs and SPSAs, respectively. These costs are expected to be recognized over a weighted average period of 3.1 years and 2.2 years, respectively.

During the 12 months ended June 30, 2005 and June 30, 2004, the following activity occurred under our plans:

(In millions, except fair values)	Fiscal Year 2005	Fiscal Year 2004

Stock awards granted	41.0	32.6
Weighted average grant-date fair value	$24.03	$24.09

Shared performance stock awards granted	3.7	31.7
Weighted average grant-date fair value	$24.35	$23.62

Stock Options.    In fiscal year 2004, we began granting employees stock awards rather than stock options as part of our equity compensation plans. Since then, stock options issued to employees have been issued primarily in conjunction with business acquisitions. Nonqualified stock options were granted to our directors under our non-employee director stock plan. Nonqualified and incentive stock options were granted to our officers and employees under our employee stock plans. Options granted between 1995 and 2001 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire ten years from the date of grant. Options granted after 2001 vest over four and one-half years and expire ten years from the date of grant. Approximately 2.9 million stock options were granted in conjunction with business acquisitions during fiscal year 2006. No stock options were granted during the year ended June 30, 2005. In fiscal year 2004, approximately two million stock options were granted, nearly all of which were granted in conjunction with business acquisitions.

During fiscal year 2004, we completed an employee stock option transfer program whereby employees could elect to transfer all of their vested and unvested options with a strike price of $33.00 or higher to JPMorgan. The options transferred to JPMorgan were amended and restated upon transfer to contain terms and conditions typical of equity option transactions entered into between sophisticated financial counterparties at arm’s length using standard terms and definitions for equity derivatives. As a result of this program, we recorded additional stock-based compensation expense of $2.21 billion ($1.48 billion after-tax or $0.14 per diluted share) which was recorded in the second quarter of fiscal year 2004. As of June 30, 2006, 237 million options transferred to JPMorgan remained outstanding but are excluded from the table below. These options have strike prices ranging from $28.60 to $89.58 per share and have expiration dates extending through December 2006.

PAGE	63

 Part II

Item 8

Employee stock options outstanding were as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)

Balance, July 1, 2005	864	$27.41
Granted	3	23.54
Exercised	(76)	20.59
Canceled	(33)	32.13
Forfeited	(8)	23.01

Balance, June 30, 2006	750	$27.92	4.16	$452
Exercisable, June 30, 2006	673	$28.55	3.93	$343

Included in the options outstanding balance are approximately five million options that were granted in conjunction with business acquisitions. While these options are included in the options outstanding balance, they are excluded from the weighted average exercise prices presented. These options have an exercise price range of $0 to $150.93 and a weighted average exercise price of $11.26.

As of June 30, 2006, there were $402 million of total unrecognized compensation costs related to stock options. These costs are expected to be recognized over a weighted average period of approximately one year.

During fiscal years 2006, 2005, and 2004 the following activity occurred under our plans:

(In millions)	2006	2005	2004

Total intrinsic value of stock options exercised	$491	$940	$2,971
Total fair value of stock awards vested	377	198	20

Cash received and income tax benefit from stock option exercises for fiscal year 2006 were $1.71 billion and $183 million, respectively.

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

(In millions, except earnings per share)

Year Ended June 30	2006	2005	2004

Net income available for common shareholders (A)	$12,599	$12,254	$8,168

Weighted average outstanding shares of common stock (B)	10,438	10,839	10,803
Dilutive effect of employee stock options and awards	93	67	91

Common stock and common stock equivalents (C)	10,531	10,906	10,894

Earnings per share:
Basic (A/B)	$1.21	$1.13	$0.76

Diluted (A/C)	$1.20	$1.12	$0.75

PAGE	64

 Part II

Item 8

For the years ended June 30, 2006, 2005, and 2004, 649 million, 854 million, and 1.2 billion shares, respectively, were attributable to outstanding stock options and were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the year ended June 30, 2006, 1.2 million shared performance stock awards, out of the 36.6 million targeted amount outstanding, have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on our performance against metrics established for the performance period, as discussed in Note 14 – Employee Stock and Savings Plans.

NOTE 16    COMMITMENTS AND GUARANTEES

We have operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for operating leases was $276 million, $299 million, and $331 million, in fiscal years 2006, 2005, and 2004, respectively. Future minimum rental commitments under noncancellable leases are as follows:

(In millions)

Year Ended June 30	Amount

2007	$250
2008	193
2009	138
2010	105
2011 and thereafter	199
$885

We have committed $234 million for constructing new buildings.

In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of June 30, 2006, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability to us currently exists.

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. In addition, we also provide indemnification against credit risk in several geographical locations to our volume license resellers in case the resellers fail to collect from the end user. Due to the nature of the indemnification provided to our resellers, we cannot estimate the fair value, nor determine the total nominal amount of the indemnification. We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements.

Our product warranty accrual reflects management’s best estimate of our probable liability under its product warranties (primarily relating to the Xbox console). We determine the warranty accrual based on known product failures (if any), historical experience, and other currently available evidence. Our warranty accrual totals $10 million as of June 30, 2006. There has been no significant activity impacting the results of operations for any period presented.

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

PAGE	65

 Part II

Item 8

and make available a version of the Windows desktop operating system that does not include specified software relating to media playback. The decision also imposed a fine of €497 million, which resulted in a charge in the third quarter of fiscal year 2004 of €497 million ($605 million). We filed an appeal of the decision to the Court of First Instance on June 6, 2004. On December 22, 2004, the Court ordered that we must comply with the decision pending review on appeal and we are taking steps to ensure we are in compliance. The hearing on the appeal occurred in April 2006. We continue to contest the conclusion that European competition law was infringed and will defend our position vigorously. In December 2005, the Commission issued a Statement of Objections that preliminarily concluded we were not in full compliance with the 2004 decree. In March 2006, the Commission conducted an oral hearing on the Statement of Objections and our response to the Statement. On July 12, 2006, the European Commission announced its determination that we had not complied with the technical documentation requirements of the 2004 Decision, and levied a fine of €281 million ($351 million). We will appeal this fine to the Court of First Instance.

On December 7, 2005, the Korean Fair Trade Commission (“KFTC”) announced a ruling in its investigation of us, holding that we abused a market dominant position and engaged in unfair trade practices under the Korean Fair Trade Law by incorporating instant messaging and media player functionality into the Windows PC operating system, and streaming media technologies into the Windows server operating system. The KFTC also announced the imposition of remedies, including a fine of approximately $34 million. The KFTC issued its formal written ruling and corrective order on February 23, 2006. The KFTC held that our integration of Windows Media Player and Windows Messenger in Windows PC operating systems and integration of Windows Media Services in Windows server operating systems constituted an abuse of monopoly power and unlawful tying in violation of the Korean Fair Trade Act. Under the order, which became effective August 24, 2006, we can no longer distribute Windows in Korea as currently designed. We are required to develop and distribute in Korea versions of Windows XP and its successors that do not include Windows Media Player or Windows Messenger functionality. In addition, we also may distribute a second modified version of Windows that contains the removed functionality, provided the second version includes promotional links in the user interface that will enable consumers to link to and download a select group of competing media players and instant messengers. We have appealed the KFTC’s decision to the Seoul High Court. On May 22, 2006, the KFTC denied our motion for reconsideration of its ruling. As part of that decision, the KFTC dropped the element of its ruling that prohibited us from including Windows Media Player or Windows Messenger, or any feature with similar functionality, in any product other than the Windows client operating system for which we have a 50% or greater market share. On August 23, 2006, we announced the release to manufacture of the mandated versions of Windows XP Home Edition and Windows XP Professional Edition.

In other ongoing investigations, various foreign governments and several state Attorneys General have requested information from us concerning competition, privacy, and security issues.

Antitrust, and unfair competition, and overcharge class actions.    A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts on behalf of variously defined classes of direct and indirect purchasers of our PC operating system and certain software applications products. The federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that we competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover alleged overcharges for these products. To date, courts have dismissed all claims for damages in cases brought against us by indirect purchasers under federal law and in 18 states. Ten of those state court decisions have been affirmed on appeal. There was no appeal in five states. In addition, courts in two states refused to certify classes, essentially bringing the litigation to a close. Claims under federal law brought on behalf of foreign purchasers have been dismissed by the U.S. District Court in Maryland as have all claims brought on behalf of consumers seeking injunctive relief under federal law. The ruling on injunctive relief and the ruling dismissing the federal claims of indirect purchasers were appealed to the United States Court of Appeals for the Fourth Circuit, together with a ruling denying certification of certain proposed classes of U.S. direct purchasers. On April 18, 2006, the Court of Appeals affirmed the trial court decision dismissing the indirect purchaser claims. Courts in 18 states have ruled that indirect purchaser cases may proceed as class actions. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the settlement, class members will be able to obtain vouchers that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers issued will depend on the number of class members who make a claim and are issued vouchers. Two-thirds of the value of vouchers unissued or unredeemed by class members will be made available to certain

PAGE	66

 Part II

Item 8

schools in California in the form of vouchers that also may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware, software, and related services. We also have reached similar agreements to settle all claims in a number of other states. The settlements in these states are structured similarly to the California settlement, except that, among other differences, one-half of the value of vouchers unissued to class members will be made available to certain schools in the relevant states. The maximum value of vouchers to be issued in these settlements, including the California settlement, is approximately $2.5 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The settlements in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Minnesota, Montana, Nebraska, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, Vermont, and West Virginia have received final court approval. We estimate the total cost to resolve all of these cases will range between $1.5 billion and $1.7 billion, with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with SFAS No. 5, Accounting for Contingencies, and FIN No. 14, Reasonable Estimation of the Amount of a Loss, at June 30, 2006, we have recorded a liability related to these claims of approximately $1.2 billion, which reflects our estimated exposure of $1.5 billion less payments made to date of approximately $300 million, primarily for administrative expenses and legal fees.

Other antitrust litigation and claims.    On August 27, 2004, the City and County of San Francisco, the City of Los Angeles, and Los Angeles, San Mateo, Contra Costa, and Santa Clara Counties filed a putative class action against us in San Francisco Superior Court. The action was brought on behalf of all governmental entities, agencies, and political subdivisions of the State of California that indirectly purchased our operating system or word processing and spreadsheet software during the period from February 18, 1995 to the date of trial in the action. The plaintiffs sought treble damages under California’s Cartwright Act and disgorgement of unlawful profits under its Unfair Competition Act resulting from our alleged combinations to restrain trade, deny competition, and monopolize the world markets for PC operating systems and word processing and spreadsheet applications (and productivity suites including these applications). We removed the case to the U.S. District Court for Maryland. Our motion to dismiss the complaint was granted on April 18, 2005 with leave to file an amended complaint alleging claims under the Cartwright Act based on conduct within the four-year statute of limitation the court ruled applies to the plaintiffs’ claims. We have obtained final approval of settlement of this case, which resolves all claims asserted in the lawsuit.

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

Patent and intellectual property claims.    We are a defendant in more than 35 patent infringement cases that we are defending vigorously. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois on February 2, 1999, the plaintiffs alleged infringement by the browser functionality of Windows. On August 11, 2003, the jury awarded the plaintiffs approximately $520 million in damages for infringement from the date the plaintiffs’ patent was issued through September 2001. The plaintiffs are seeking an equitable accounting for damages from September 2001 to the present. On January 14, 2004, the trial court entered final judgment of $565 million, including post-trial interest of $45 million, and entered an injunction against distribution of any new infringing products, but stayed execution of the judgment and the injunction pending our appeal. We appealed and on March 2, 2005 the Court of Appeals for the Federal Circuit reversed the decision and vacated the judgment, ruling that the trial court had erred in excluding certain previous art evidence and ruling as a matter of law on other evidence. The appellate court also reversed the trial court’s decision that the inventors had not engaged in inequitable conduct by failing to reveal material previous art while obtaining the patent. We believe the total cost to resolve this case will not be material to our financial position or results of operations. The actual costs will be dependent upon many unknown factors such as the events of a retrial of the plaintiff’s claims. In Microsoft v. Lucent, filed in the U.S. District Court in San Diego on April 8, 2003, we are seeking a declaratory judgment that we do not infringe any valid patent among a number of patents Lucent has been asserting against computer manufacturers that sell computers with our software pre-installed. The first in a series of back-to-back trials on the various patent groupings is currently set to begin on November 20, 2006. On March 28, 2006, Lucent filed a new lawsuit against us in U.S. District Court in San Diego, claiming that Xbox 360 violates one of the patents that earlier

PAGE	67

 Part II

Item 8

had been dismissed from the older lawsuit. In response to Lucent’s new complaint, we asserted patent infringement counterclaims accusing Lucent of infringing ten Microsoft patents by its sales of various products. No trial date has been set in the new lawsuit. In Amado v. Microsoft, filed in U.S. District Court for the Central District of California on March 7, 2003, the plaintiff has accused the link table functionality available in Microsoft Access when used with Microsoft Excel. After a jury trial, we were found to infringe one claim of the patent and damages of $8.9 million were awarded. The judge later found for us on our defense of laches, which reduced the damages award to $5.9 million. The court also imposed an injunction against further distribution of the accused feature as part of Microsoft Access, but stayed the injunction pending resolution of all appeals. The Court of Appeals for the Federal Circuit affirmed the judgment on appeal and Microsoft intends to seek review by the U.S. Supreme Court of one issue. In Z4 Technologies, Inc. v. Microsoft, the plaintiff alleged that Microsoft Windows and Office product activation functionality violates its patent rights. In April 2006, the jury rendered a $115 million verdict against us. In August 2006, the trial court increased damages by $25 million pursuant to the jury’s finding of willful infringement. We intend to appeal the verdict. In Veritas Operating Corporation v. Microsoft, filed in the U.S. District Court for the Western District of Washington on May 18, 2006, a subsidiary of Symantec has filed an action asserting claims of trade secret misappropriation, breach of contract, and patent infringement relating to certain storage technologies. Adverse outcomes in some or all of the matters described in this paragraph may result in significant monetary damages or injunctive relief against us, adversely affecting distribution of our operating system or application products. The risks associated with an adverse decision may result in material settlements.

Other.    We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. While management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

As of June 30, 2006, we had accrued aggregate liabilities totaling $1.0 billion in other current liabilities and $1.0 billion in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes which we estimate could be up to $1.0 billion in aggregate beyond recorded amounts. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

NOTE 18    SEGMENT INFORMATION

Segment revenue and operating income/(loss) was as follows:

(In millions)

Year Ended June 30	2006	2005	2004

Revenue
Client	$13,001	$11,972	$11,293
Server and Tools	10,542	9,197	8,031
Information Worker	12,380	11,702	10,990
Microsoft Business Solutions	906	776	735
MSN	2,488	2,486	2,498
Mobile and Embedded Devices	365	259	185
Home and Entertainment	4,292	3,110	2,731
Reconciling amounts	308	286	372

Consolidated	$44,282	$39,788	$36,835

PAGE	68

 Part II

Item 8

(In millions)

Year Ended June 30	2006	2005	2004

Operating Income/(Loss)
Client	$10,043	$9,418	$9,061
Server and Tools	3,525	2,922	2,357
Information Worker	8,982	8,726	8,160
Microsoft Business Solutions	14	(134)	(91)
MSN	111	477	393
Mobile and Embedded Devices	(11)	(37)	(116)
Home and Entertainment	(1,283)	(451)	(1,011)
Reconciling amounts	(4,909)	(6,360)	(9,719)

Consolidated	$16,472	$14,561	$9,034

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Fiscal years 2005 and 2004 amounts have been restated for certain internal reorganizations and to conform to the current period presentation. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our seven segments are Client; Server and Tools; Information Worker; Microsoft Business Solutions; MSN; Mobile and Embedded Devices; and Home and Entertainment. On July 17, 2006 we announced a change in our operating segments reflecting the culmination of our realignment announced in September 2005. These changes will be effective for fiscal year 2007; the seven segments discussed in this analysis are presented the way we internally managed and monitored performance at the business group level in fiscal years 2006, 2005, and 2004.

The types of products and services provided by each segment are summarized below:

Client – Windows XP Professional and Home; Media Center Edition; Tablet PC Edition; and other standard Windows operating systems.

Server and Tools –Windows Server operating system; Microsoft SQL Server; Exchange Server; Microsoft Consulting Services; product support services; Visual Studio; System Center products, Forefront security family of products; and Biz Talk.

Information Worker – Microsoft Office; Microsoft Project; Microsoft Visio; SharePoint Portal Server client access licenses; Microsoft LiveMeeting; OneNote; and Office Communication Server.

Microsoft Business Solutions – Microsoft Dynamics AX; Microsoft Dynamics CRM; Microsoft Dynamics GP; Microsoft Dynamics NAV; Microsoft Dynamics SL; Microsoft Dynamics Retail Management System; Microsoft Partner Program; and Microsoft Office Small Business Accounting.

MSN – MSN Search; MapPoint; MSN Internet Access; MSN Premium Web Services (consisting of MSN Internet Software Subscription, MSN Hotmail Plus, MSN Bill Pay, and MSN Radio Plus); and MSN Mobile Services.

Mobile and Embedded Devices – Windows Mobile software platform; Windows Embedded device operating system; and Windows Automotive.

Home and Entertainment – Xbox 360; Xbox; Xbox Live; CPxG (consumer software and hardware products); and IPTV.

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

PAGE	69

 Part II

Item 8

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

Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, period-end cut-off timing, and accelerated amortization for depreciation, stock awards, and performance-based stock awards. In addition, certain revenue and expenses are excluded from segments or included in corporate-level activity including certain legal settlements and accruals for legal contingencies.

Significant reconciling items were as follows:

(In millions)

Year Ended June 30	2006	2005	2004

Operating income reconciling amounts:
Legal settlements and contingent liabilities	$(1,321)	$(2,312)	$(2,832)
Stock-based compensation expense	(127)	(1,042)	(4,516)
Revenue reconciling amounts	308	286	372
Corporate-level expenses(1)	(3,742)	(3,493)	(3,128)
Other	(27)	201	385

Total	$(4,909)	$(6,360)	$(9,719)

(1)	Corporate-level expenses exclude legal settlements and contingent liabilities, stock-based compensation expense, and revenue reconciling amounts presented separately in those line items.

Sales to Dell and its subsidiaries in the aggregate accounted for approximately 11% of fiscal year 2006 and 10% of total fiscal year 2005 and 2004 revenue. These sales were made primarily through our OEM and volume licensing channels and were included in all operating segments.

Revenue, classified by the major geographic areas in which our customers are located, were as follows:

(In millions)

Year Ended June 30	2006	2005	2004

United States(1)	$29,730	$26,949	$25,046
Other countries	14,552	12,839	11,789

Total	$44,282	$39,788	$36,835

(1)	Includes shipments to customers in the United States and licensing to certain OEMs and multinational organizations.

Long-lived assets, classified by the geographic location of the controlling statutory company in which that company operates, were as follows:

(In millions)

Year Ended June 30	2006	2005

United States	$6,661	$5,506
Other countries	788	648

Total	$7,449	$6,154

PAGE	70

 Part II

Item 8

NOTE 19    SUBSEQUENT EVENTS

On July 12, 2006, the European Commission imposed a fine of €281 million ($351 million) on Microsoft related to the Commission’s March 2004 decision in its competition law investigation. As of June 30, 2006, the total amount of the fine was included in other current liabilities.

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs, comprised of a $20 billion tender offer which was completed on August 17, 2006, and an additional $20 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of our common stock, or approximately 1.5% of our common stock outstanding, for approximately $3.8 billion at a per share price of $24.75.

On August 18, 2006, we announced that the authorization for the ongoing share repurchase program, previously announced on July 20, 2006, had been increased by approximately $16.2 billion. As a result, the company is authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011.

PAGE	71

 Part II

Item 8

QUARTERLY INFORMATION

(In millions, except per share amounts) (Unaudited)

Quarter Ended	Sep. 30		Dec. 31		Mar. 31		June 30		Total

Fiscal year 2006
Revenue	$9,741		$11,837		$10,900		$11,804		$44,282
Gross profit	8,488		9,598		8,872		9,674		36,632
Net income	3,141	(6)	3,653		2,977	(7)	2,828	(8)	12,599
Basic earnings per share	0.29		0.35		0.29		0.28		1.21
Diluted earnings per share	0.29		0.34		0.29		0.28		1.20

Fiscal year 2005
Revenue	$9,189		$10,818		$9,620		$10,161		$39,788
Gross profit	7,784		8,943		8,257		8,773		33,757
Net income	2,528	(3)	3,463		2,563(4)		3,700	(5)	12,254
Basic earnings per share	0.23		0.32		0.24		0.34		1.13
Diluted earnings per share	0.23		0.32		0.23		0.34		1.12

Fiscal year 2004
Revenue	$8,215		$10,153		$9,175		$9,292		$36,835
Gross profit	6,735		7,809		7,764		7,811		30,119
Net income	2,614		1,549	(1)	1,315	(2)	2,690		8,168
Basic earnings per share	0.24		0.14		0.12		0.25		0.76
Diluted earnings per share	0.24		0.14		0.12		0.25		0.75

(1)	Includes stock-based compensation charges totaling $2.2 billion for the employee stock option transfer program.
(2)	Includes charges totaling $2.53 billion (pre-tax) related to the Sun Microsystems Inc. settlement and a fine imposed by the European Commission.
(3)	Includes charges totaling $536 million (pre-tax) related to the settlement of certain litigation with Novell, Inc.
(4)	Includes charges totaling $768 million (pre-tax) related to the Gateway, Inc. and Burst.com settlements, Sun Microsystems, Inc., and additional charges related to anti-trust and certain other matters.
(5)	Includes charges totaling $756 million (pre-tax) related to IBM and other matters.
(6)	Includes charge of $361 million (pre-tax) related to the settlement with RealNetworks, Inc.
(7)	Includes charges of $397 million (pre-tax) related to various legal charges.
(8)	Includes charge of €281 million ($351 million)(pre-tax) as a result of the fine imposed by the European Commission in July 2006.

PAGE	72

 Part II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2006 and 2005, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2006. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2006, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 22, 2006, expressed an unqualified opinion on management’s assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

August 22, 2006

PAGE	73

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2006. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited this assessment of our internal control over financial reporting; their report is included in Item 9A.

PAGE	74

 Part II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Microsoft Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2006, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2006, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2006, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2006 of the Company and our report dated August 22, 2006 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

August 22, 2006

PAGE	75

 Part II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B.    OTHER INFORMATION

Effective August 23, 2006, the Board of Directors amended the Company’s bylaws. The Board added a new Section 1.13 concerning the right of shareholders to amend the bylaws, which they already have pursuant to the Washington Business Corporation Act. The board also added a new paragraph to Section 2.2 to incorporate the Board’s previous governance policy on election of directors. The Board added additional procedures that would be followed if a director does not receive a majority of shares cast in an uncontested election.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our Directors may be found under the caption “Election of Directors and Management Information” of our Proxy Statement for the Annual Meeting of Shareholders to be held November 14, 2006 (the “Proxy Statement”). That information is incorporated herein by reference.

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

PAGE	76

 Part IV

Item 15

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		10-Q	12/31/02	3.1	1/31/03

3.2	Bylaws of Microsoft Corporation	X

4	Call Option Transaction Confirmation dated December 11, 2003 between Microsoft Corporation and JPMorgan Chase Bank		10-K	12/31/03	4	2/6/04

10.1*	Microsoft Corporation 2001 Stock Plan		8-K		99.2	7/21/06

10.2*	Microsoft Corporation 1991 Stock Option Plan		8-K		99.1	7/21/06

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		8-K		10.3	11/15/04

10.4*	Microsoft Corporation Stock Option Plan for Non-Employee Directors		8-K		10.4	11/15/04

10.5*	Microsoft Corporation Stock Option Plan for Consultants and Advisors		8-K		10.5	11/15/04

10.6*	Microsoft Corporation 2003 Employee Stock Purchase Plan		10-K	6/30/04	10.6	9/1/04

10.7*	Microsoft Corporation Deferred Compensation Plan		S-8		99.1	2/28/06

10.8*	Form of Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan	X

10.9*	Form of Stock Award Agreement for Non-Employee Directors under the Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.9	9/1/04

10.10*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the January 1, 2004 to June 30, 2006 performance period		10-K	6/30/04	10.10	9/1/04

PAGE	77

 Part IV

Item 15

			Incorporated by reference
Exhibit number	Exhibit description	Filed herewith	Form	Period ending	Exhibit	Filing date

10.11*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the July 1, 2003 to June 30, 2006 performance period		10-K	6/30/04	10.11	9/1/04

10.12*	Form of Stock Option Agreement under the Microsoft Corporation 2001 Stock Plan		10-K	6/30/04	10.12	9/1/04

10.13*	Form of Stock Option Agreement for Non-Employee Directors under the 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.13	9/1/04

10.14	Trust Agreement dated June 1, 1993 between Microsoft Corporation and BNY Western Trust Company as trustee (formerly with First Interstate Bank of Washington as trustee)		10-K	6/30/02	10.8	9/6/02

10.15	Trust Agreement dated June 30, 2003 between Microsoft Corporation and BNY Western Trust Company as trustee		10-K	6/30/03	10.8	9/5/03

10.16*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		S-8		99.2	2/28/06

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*	Indicates a management contract or compensatory plan or arrangement

PAGE	78

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on August 25, 2006.

MICROSOFT CORPORATION

By:	/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on August 25, 2006.

Signature	Title

William H. Gates III	Chairman

/s/ STEVEN A. BALLMER Steven A. Ballmer	Director and Chief Executive Officer

/s/ JAMES I. CASH, JR. James I. Cash, Jr.	Director

/s/ DINA DUBLON Dina Dublon	Director

/s/ RAYMOND V. GILMARTIN Raymond V. Gilmartin	Director

/s/ ANN MCLAUGHLIN KOROLOGOS Ann McLaughlin Korologos	Director

/s/ DAVID F. MARQUARDT David F. Marquardt	Director

/s/ CHARLES H. NOSKI Charles H. Noski	Director

Helmut Panke	Director

/s/ JON A. SHIRLEY Jon A. Shirley	Director

/s/ CHRISTOPHER P. LIDDELL Christopher P. Liddell	Senior Vice President, Finance and Administration; Chief Financial Officer (Principal Financial Officer)

/s/ FRANK H. BROD Frank H. Brod	Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

PAGE	79