Form 10-Q
period 2006-09-30
MICROSOFT CORP
filed 2006-10-26
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2006

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

Large accelerated filer  ☒                    Accelerated filer  ☐                    Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 23, 2006
Common Stock, $0.00000625 par value per share	9,830,460,093 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2006

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except per share amounts)(Unaudited)

	Three Months Ended September 30,
	2006	2005
Revenue	$10,811	$9,741
Operating expenses:
Cost of revenue	1,696	1,253
Research and development	1,786	1,515
Sales and marketing	2,191	1,945
General and administrative	664	982

Total operating expenses	6,337	5,695

Operating income	4,474	4,046
Investment income and other	567	506

Income before income taxes	5,041	4,552
Provision for income taxes	1,563	1,411

Net income	$3,478	$3,141

Earnings per share:
Basic	$0.35	$0.29

Diluted	$0.35	$0.29

Weighted average shares outstanding:
Basic	9,929	10,696

Diluted	10,010	10,772

Cash dividends declared per common share	$0.10	$0.08

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	September 30, 2006	June 30, 2006(1)
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$9,076	$6,714
Short-term investments (including securities pledged as collateral of $3,580 and $3,065)	22,756	27,447

Total cash, equivalents, and short-term investments	31,832	34,161
Accounts receivable, net of allowance for doubtful accounts of $143 and $142	6,879	9,316
Inventories, net	2,521	1,478
Deferred income taxes	2,068	1,940
Other	2,058	2,115

Total current assets	45,358	49,010
Property and equipment, net	3,193	3,044
Equity and other investments	8,762	9,232
Goodwill	4,153	3,866
Intangible assets, net	720	539
Deferred income taxes	1,881	2,611
Other long-term assets	1,287	1,295

Total assets	$65,354	$69,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,406	$2,909
Accrued compensation	1,401	1,938
Income taxes	1,994	1,557
Short-term unearned revenue	8,310	9,138
Securities lending payable	3,645	3,117
Other	4,216	3,783

Total current liabilities	21,972	22,442
Long-term unearned revenue	1,787	1,764
Other long-term liabilities	5,494	5,287
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 9,820 and 10,062	57,657	59,005
Retained deficit, including accumulated other comprehensive income of $1,364 and $1,229	(21,556)	(18,901)

Total stockholders’ equity	36,101	40,104

Total liabilities and stockholders’ equity	$65,354	$69,597

(1)	Derived from audited financial statements

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended September 30,
	2006	2005
Operations
Net income	$3,478	$3,141
Depreciation, amortization, and other noncash items	249	234
Stock-based compensation expense	456	464
Net recognized gains on investments	(206)	(130)
Excess tax benefits from stock-based payment arrangements	(40)	(31)
Deferred income taxes	166	(128)
Unearned revenue	3,217	3,032
Recognition of unearned revenue	(4,050)	(3,419)
Accounts receivable	2,501	1,408
Other current assets	(1,080)	(340)
Other long-term assets	(135)	2
Other current liabilities	(842)	(209)
Other long-term liabilities	347	305

Net cash from operations	4,061	4,329

Financing
Common stock issued	385	1,001
Common stock repurchased	(7,683)	(3,116)
Common stock cash dividends	(897)	(857)
Excess tax benefits from stock-based payment arrangements	40	31
Other	(20)	0

Net cash used for financing	(8,175)	(2,941)

Investing
Additions to property and equipment	(411)	(213)
Acquisition of companies, net of cash acquired	(336)	(187)
Purchases of investments	(12,855)	(19,410)
Maturities of investments	834	949
Sales of investments	18,701	15,600
Net proceeds from securities lending	528	0

Net cash from (used for) investing	6,461	(3,261)

Net change in cash and equivalents	2,347	(1,873)
Effect of exchange rates on cash and equivalents	15	(4)
Cash and equivalents, beginning of period	6,714	4,851

Cash and equivalents, end of period	$9,076	$2,974

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended September 30,
	2006	2005
Common stock and paid-in capital
Balance, beginning of period	$59,005	$60,413
Common stock issued	398	827
Common stock repurchased	(1,874)	(731)
Stock-based compensation expense	456	464
Stock option income tax deficiencies	(334)	(112)
Other, net	6	1

Balance, end of period	57,657	60,862

Retained deficit
Balance, beginning of period	(18,901)	(12,298)

Net income	3,478	3,141
Other comprehensive income:
Net gains/(losses) on derivative instruments	(27)	42
Net unrealized investments gains/(losses)	153	(177)
Translation adjustments and other	9	(6)

Comprehensive income	3,613	3,000
Common stock cash dividends	(975)	(852)
Common stock repurchased	(5,293)	(2,385)

Balance, end of period	(21,556)	(12,535)

Total stockholders’ equity	$36,101	$48,327

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with Management’s Discussion and Analysis and the financial statements and notes thereto included in the Microsoft Corporation 2006 Form 10-K.

As discussed in Note 8, effective July 1, 2006, we reorganized our business into five operating segments, organized under one of three operating divisions. Accordingly, we have restated prior period segment information to conform to the current period presentation. There was no impact on the consolidated financial statements.

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

Note 2 – Inventories, net

Components of inventories were as follows:

(In millions)	September 30, 2006	June 30, 2006
Finished goods	$2,116	$1,013
Raw materials and work in process	405	465

Inventories, net	$2,521	$1,478

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,
(In millions, except earnings per share)	2006	2005
Net income available for common shareholders (A)	$3,478	$3,141

Weighted average outstanding shares of common stock (B)	9,929	10,696
Dilutive effect of employee stock options and awards	81	76

Common stock and common stock equivalents (C)	10,010	10,772

Earnings per share:
Basic (A/B)	$0.35	$0.29

Diluted (A/C)	$0.35	$0.29

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

	Three Months Ended September 30,
(In millions)	2006	2005
Shares excluded from calculation of diluted EPS	677	789
Shared performance stock awards excluded from calculation of diluted EPS	9	26

Note 4 – Unearned Revenue

Components of unearned revenue were as follows:

(In millions)	September 30, 2006	June 30, 2006
Volume licensing programs	$6,876	$7,661
Undelivered elements	2,120	2,066
Other	1,101	1,175

Unearned revenue	$10,097	$10,902

Unearned revenue by segment was as follows:

(In millions)	September 30, 2006	June 30, 2006
Client	$2,804	$2,851
Server and Tools	2,648	2,910
Microsoft Business Division	4,301	4,783
Other	344	358

Unearned revenue	$10,097	$10,902

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5 – Stockholders’ Equity

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20 billion tender offer, which was completed on August 17, 2006; and authorization for up to an additional $20 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of September 30, 2006, approximately $35.3 billion remained of the $36.2 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

Common stock repurchases in fiscal year 2006 were made pursuant to the repurchase program approved by our Board of Directors on July 20, 2004 to buy back up to $30 billion of Microsoft common stock. On July 20, 2006, we announced the completion of that repurchase program. The repurchases were made using our cash resources.

We repurchased the following shares of common stock under the above-described repurchase plans:

	Three Months Ended September 30,
(In millions)	2006	2005
Shares of common stock repurchased	285.1	114.1
Value of common stock repurchased	$6,952	$3,029

On September 13, 2006, our Board of Directors declared a regular quarterly dividend of $0.10 per share. The dividend is payable on December 14, 2006, to shareholders of record at the close of business on November 16, 2006. The ex-dividend date is November 14, 2006. This dividend of approximately $983 million was included in other current liabilities on our balance sheet.

On September 23, 2005, our Board of Directors declared a regular quarterly dividend of $0.08 per share. The dividend of approximately $846 million was paid on December 8, 2005, to shareholders of record at the close of business on November 17, 2005. The ex-dividend date was November 15, 2005.

Note 6 – Investment Income and Other

Components of investment income and other were as follows:

	Three Months Ended September 30,
(In millions)	2006	2005
Dividends and interest	$369	$376
Net recognized gains on investments	363	26
Net (losses) gains on derivatives	(156)	86
Other, net	(9)	18

Investment income and other	$567	$506

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7 – Contingencies

Government competition law matters. In March 2004, the European Commission issued a decision in its competition law investigation of us. The Commission concluded that we infringed European competition law by refusing to provide our competitors with licenses to certain protocol technology in the Windows server operating systems and by including streaming media playback functionality in Windows desktop operating systems. The Commission ordered us to make the relevant licenses to our technology available to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified software relating to media playback. The decision also imposed a fine of €497 million ($605 million). We appealed the decision to the Court of First Instance, on the basis that we did not infringe European competition law. In July 2006 the European Commission announced its determination that we had not complied with the technical documentation requirements of the 2004 Decision, and levied a fine of €281 million ($351 million). We have appealed this fine to the Court of First Instance.

In December 2005, the Korean Fair Trade Commission (“KFTC”) announced a ruling in its investigation of us, holding that we abused a market dominant position and engaged in unfair trade practices under the Korean Fair Trade Act by incorporating instant messaging and media player functionality into the Windows PC operating system, and streaming media technologies into the Windows server operating system. The KFTC also imposed a fine of approximately $34 million. The KFTC’s ruling and corrective order issued in February 2006 held that our integration of Windows Media Player and Windows Messenger in Windows PC operating systems and integration of Windows Media Services in Windows server operating systems constituted an abuse of monopoly power and unlawful tying in violation of the Korean Fair Trade Act. Under the order, which became effective in August 2006, we are required to develop and distribute in Korea versions of Windows XP and its successors that do not include Windows Media Player or Windows Messenger functionality. In addition, we also may distribute a second modified version of Windows that contains the removed functionality, provided the second version includes promotional links in the user interface that will enable consumers to link to and download a select group of competing media players and instant messengers. We have appealed the KFTC’s decision to the Seoul High Court. In May 2006, the KFTC denied our motion for reconsideration of its ruling, but also dropped the element of its ruling that prohibited us from including Windows Media Player or Windows Messenger, or any feature with similar functionality, in any product other than the Windows client operating system for which we have a 50% or greater market share. On August 23, 2006, we announced the release to manufacture of the mandated versions of Windows XP Home Edition and Windows XP Professional Edition.

In other ongoing investigations, various foreign governments and several state attorneys general have requested information from us concerning competition, privacy, and security issues.

Antitrust, unfair competition, and overcharge class actions. A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts on behalf of variously defined classes of direct and indirect purchasers of our PC operating system and certain software applications products. The federal cases have been consolidated in the U.S. District Court for Maryland. These cases allege that we competed unfairly and unlawfully monopolized alleged markets for operating systems and certain software applications, and they seek to recover alleged overcharges for these products. To date, courts have dismissed all claims for damages in cases brought against us by indirect purchasers under federal law and in 18 states. Ten of those state court decisions have been affirmed on appeal. There was no appeal in five states. In addition, courts in two states refused to certify classes, essentially bringing the litigation to a close. Claims under federal law brought on behalf of foreign purchasers have been dismissed by the U.S. District Court in Maryland as have all claims brought on behalf of consumers seeking injunctive relief under federal law. The ruling on injunctive relief and the ruling dismissing the federal claims of indirect purchasers were appealed to the U.S.

Court of Appeals for the Fourth Circuit, together with a ruling denying certification of certain proposed classes of

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

U.S. direct purchasers. In April 2006, the Court of Appeals affirmed the trial court decision dismissing the indirect purchaser claims. Courts in 18 states have ruled that indirect purchaser cases may proceed as class actions. In 2003, we reached an agreement with counsel for the California plaintiffs to settle all claims in 27 consolidated cases in that state. Under the settlement, class members will be able to obtain vouchers that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers issued will depend on the number of class members who make a claim and are issued vouchers. Two-thirds of the value of vouchers unissued or unredeemed by class members will be made available to certain schools in California in the form of vouchers that also may be redeemed for cash against purchases of a wide variety of platform-neutral computer hardware, software, and related services. We also have reached similar agreements to settle all claims in a number of other states. The settlements in these states are structured similarly to the California settlement, except that, among other differences, one-half of the value of vouchers unissued to class members will be made available to certain schools in the relevant states. The maximum value of vouchers to be issued in these settlements, including the California settlement, is approximately $2.5 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The settlements in Arizona, California, the District of Columbia, Florida, Kansas, Massachusetts, Minnesota, Montana, Nebraska, New Mexico, New York, North Carolina, North Dakota, South Dakota, Tennessee, Vermont, and West Virginia have received final court approval. Settlements in Arkansas and Wisconsin have received preliminary court approval. In Iowa, a jury trial on the plaintiffs’ claims is scheduled to begin in November 2006. We estimate the total cost to resolve all of these cases will range between $1.5 billion and $1.8 billion, with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with SFAS No. 5, Accounting for Contingencies, and FIN No. 14, Reasonable Estimation of the Amount of a Loss, at September 30, 2006, we have recorded a liability related to these claims of approximately $1.2 billion, which reflects our estimated exposure of $1.5 billion less payments made to date of approximately $300 million, primarily for administrative expenses and legal fees.

Other antitrust litigation and claims. In November 2004, Novell, Inc. filed a complaint in the U.S. District Court for Utah, now consolidated with other cases in Maryland, asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. An appeal of that ruling is now pending and the case is effectively stayed during the appeal.

Patent and intellectual property claims. We are a defendant in more than 35 patent infringement cases that we are defending vigorously. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois in February 1999, the plaintiffs alleged infringement by the browser functionality of Windows. In January 2004, the trial court entered final judgment of $565 million, and entered an injunction against distribution of any new infringing products, but stayed execution of the judgment and the injunction pending our appeal. We appealed and in March 2005 the U.S. Court of Appeals for the Federal Circuit reversed the decision and vacated the judgment, based on certain evidentiary rulings of the trial court. The appellate court also reversed the trial court’s decision that the inventors had not engaged in inequitable conduct. We believe the total cost to resolve this case will not be material to our financial position or results of operations. The actual costs will be dependent upon many unknown factors such as the events of a retrial of the plaintiff’s claims. In Microsoft v. Lucent, filed in the U.S. District Court in San Diego in April 2003, we are seeking a declaratory judgment that we do not infringe any valid patent among a number of patents Lucent has been asserting against computer manufacturers that sell computers with our software pre-installed. The first in a series of back-to-back trials on the various patent groupings is currently set

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

to begin in January 2007. In March 2006, Lucent filed a new lawsuit against us in U.S. District Court in San Diego, claiming the Xbox 360 violates one of the patents that earlier had been dismissed from the older lawsuit. In response to Lucent’s new complaint, we asserted patent infringement counterclaims accusing Lucent of infringing 10 Microsoft patents by its sales of various products. No trial date has been set in the new lawsuit. In Z4 Technologies, Inc. v. Microsoft, the plaintiff alleged that Microsoft Windows and Office product activation functionality violates its patent rights. In April 2006, the jury rendered a $115 million verdict against us. In August 2006, the trial court increased damages by $25 million pursuant to the jury’s finding of willful infringement and awarded Z4 $2 million in attorneys’ fees. We intend to appeal the verdict. In Veritas Operating Corporation v. Microsoft, filed in the U.S. District Court for the Western District of Washington in May 2006, a subsidiary of Symantec filed an action asserting claims of trade secret misappropriation, breach of contract, and patent infringement relating to certain storage technologies. Adverse outcomes in some or all of the matters described in this paragraph may result in significant monetary damages or injunctive relief against us that would adversely affect distribution of our operating system or application products. The risks associated with an adverse decision may result in material settlements.

Other. We are also subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

As of September 30, 2006, we had accrued aggregate liabilities totaling $1.0 billion in other current liabilities and $0.8 billion in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes which we estimate could be up to $1.0 billion in aggregate beyond recorded amounts. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and on the results of operations for the period in which the effect becomes reasonably estimable.

Note 8 – Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to run the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Effective July 1, 2006, we reorganized our business into five operating segments, organized under one of three operating divisions – Platforms and Services Division, Microsoft Business Division, and Entertainment and Devices Division.

The five operating segments are described below. The first three of these comprise the Platforms and Services Division.

Client includes the former Client segment. Client generates nearly all of its revenue from the licensing of the Windows line of operating systems, including Windows XP Professional and Home, Media Center Edition, Tablet PC Edition, and other standard Windows operating systems.

Server and Tools includes the former Server and Tools segment, excluding Exchange Server, Exchange client access licenses and a portion of Core client access licenses which now reside in the Microsoft Business

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Division. Server and Tools generates revenues from the following products: Windows Server operating system, Microsoft SQL Server, Visual Studio, System Center products, Forefront security family of products and Biz Talk Server among others. In addition, Server and Tools provides the following services: Microsoft Consulting Services; Premier; and professional support services.

Online Services Business (“OSB”) includes the former MSN segment and Windows Live. OSB derives its revenue principally through the delivery of advertising and paid search. OSB also generates services revenue through providing the following online offerings: MSN Internet Access; MSN Premium Web Services (consisting of MSN Internet Software Subscriptions, MSN Hotmail Plus, MSN Bill Pay, and MSN Radio Plus); and MSN Mobile Services.

Microsoft Business Division (“MBD”) includes the former Information Worker and Microsoft Business Solutions segments, and the Exchange Server business and certain client access licenses formerly included in the Server and Tools segment. MBD derives its revenues principally through the Microsoft Office System which includes: Microsoft Office, Microsoft Project; Microsoft Visio; Microsoft Access; SharePoint Portal Server client access licenses; OneNote; Office Communication Server; Microsoft Office Small Business Accounting; and services revenues generated by Microsoft LiveMeeting. Product revenues are also derived through the licensing of the Dynamics suite of software including: Microsoft Dynamics AX; Microsoft Dynamics CRM; Microsoft Dynamics GP; Microsoft Dynamics NAV; Microsoft Dynamics SL; and Microsoft Dynamics Retail Management System.

Entertainment and Devices Division (“EDD”) includes the former Home and Entertainment and Mobile and Embedded Devices segments. EDD generates product revenues through both hardware and software sales and licensing. The Xbox 360 console generates the majority of hardware revenue with the remainder driven by consumer peripherals and accessories. Software revenues are generated by Xbox games; games for Windows; Mac Office; MSTV Platforms; Windows Mobile software platform and Windows Embedded device operating system. Online services revenues are generated by certain product support and Xbox Live.

Segment revenue and operating income/(loss) was as follows (1):

	Three Months Ended September 30,
(In millions)	2006	2005
Revenue
Client	$3,300	$3,122
Server and Tools	2,503	2,124
MBD	3,434	3,252
OSB	539	565
EDD	1,019	596
Unallocated and other	16	82

Consolidated	$10,811	$9,741

Operating income/(loss)
Client	$2,657	$2,551
Server and Tools	862	666
MBD	2,259	2,247
OSB	(134)	75
EDD	(150)	(182)
Reconciling amounts	(1,020)	(1,311)

Consolidated	$4,474	$4,046

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

(1)	Segment information reflects our realignment of the Exchange Server organization and certain client access licenses from the former Server and Tools segment to the Microsoft Business Division. Information for the three months ended September 30, 2005 has been restated for this reorganization, the reorganization from seven to five operating segments, and certain other internal reorganizations, to conform to the current period presentation.

Operating costs included in one segment may benefit other segments, and therefore these segments are not designed to measure operating income or loss directly related to the products included in each segment. Intersegment cost commissions are estimated by management and used to compensate or charge each segment for such shared costs and to incent shared efforts.

Reconciling amounts include adjustments to conform significant internal accounting policies with U.S. GAAP and corporate-level activity not specifically attributed to a segment. Certain revenue and expenses, including legal settlements and legal contingencies, are excluded from segments or included in corporate-level activity. Significant reconciling items to arrive at operating income were as follows:

	Three Months Ended September 30,
(In millions)	2006	2005
Summary of reconciling amounts:
Corporate-level activity	$(1,011)	$(1,271)
Stock-based compensation expense	(49)	(123)
Revenue reconciling amounts	16	82
Other	24	1

Total	$(1,020)	$(1,311)

Note 9 – Goodwill

During the three months ended September 30, 2006, we recorded goodwill resulting from the following acquisitions: Softricity, Inc. ($179 million); Whale Communications Ltd. ($66 million); Winternals Software LP ($31 million); and others ($19 million). All of the goodwill was assigned to our Server and Tools operating segment. All of the entities were consolidated with Microsoft since their respective acquisition dates. The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries as of September 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended September 30, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 22, 2006, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2006 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

October 24, 2006

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Entertainment and Devices Division is particularly subject to seasonality as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, Entertainment and Devices has generated over 40% of its yearly segment revenues in our second fiscal quarter. We believe the seasonality of revenue is likely to continue in the future.

Summary

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2006	2005
Revenue	$10,811	$9,741	11%
Operating income	$4,474	$4,046	11%

Our revenue increase for the three months ended September 30, 2006 was driven primarily by sales of Xbox 360, which was launched in November 2005, and increased licensing of SQL Server, Windows Server, and Visual Studio. Also contributing to the increase in revenue was growth in licensing of Windows Client operating systems as a result of overall growth in the PC market and increased licensing of Office. Based on our preliminary estimates, total worldwide PC shipments from all sources grew 8% to 10% from the first quarter of fiscal year 2006, driven by strong consumer demand in both emerging and mature markets. Overall server hardware shipments growth in the first quarter was consistent with our full year estimate of 10% to 12%.

For the three months ended September 30, 2006, operating income increased primarily reflecting the revenue increase and a $362 million decrease in costs for legal settlements and legal contingencies. The increase in Entertainment and Devices revenue was partially offset by an increase in cost of revenue primarily related to the shift in product mix from the first generation Xbox to Xbox 360. Additionally, continued investments in our Online Services Business increased our cost of revenue in that segment. Finally, headcount-related costs and research and development expenses increased as we continue to invest in our new and upcoming offerings such as our Windows Live platform, Windows Vista, the 2007 Microsoft Office system, Unified Communications, and Zune, our upcoming digital music and entertainment device. Headcount-related costs, including stock-based compensation expense, increased 21%, resulting from both an increase in salaries and benefits for existing headcount and a 17% increase in headcount over the past 12 months.

For the remainder of the fiscal year, we expect revenue to grow at a higher rate than fiscal year 2006, mainly reflecting significant product launches in fiscal year 2007. In October 2006, we announced our Express Upgrade to Windows Vista and Microsoft Office Technology Guarantee programs which provide consumers who purchase current products during the holiday season with free or discounted rights to Windows Vista and the 2007 Microsoft Office System when those products become available. As a result, a material amount of revenue is expected to be deferred from the second quarter to the third quarter of fiscal year 2007. The amount to be deferred will depend on the level and timing of sales, and the product and channel mix. Because the programs are expected to conclude in the third quarter of fiscal year 2007, we do not expect the programs to adversely affect our fiscal year 2007 revenue.

We estimate worldwide PC shipments will continue to grow 8% to 10% and overall server hardware shipments will continue to grow 10% to 12% in fiscal year 2007.

We expect our operating income growth rate in fiscal year 2007 will lag behind our revenue growth rate. We expect our level of spending to increase in four key areas in fiscal year 2007: increased product costs associated with Xbox consoles; marketing and field sales spending including product launch costs; quickening the pace of development in growth areas such as business intelligence, security, management and unified communications (including through acquisitions); and increased costs to execute on our online services strategy. While these investments will translate into increased operating expenses, we believe they will help lay the groundwork for future growth and profitability.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Revenue and operating income/(loss) amounts in this section are presented on a basis consistent with U.S. GAAP and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 8 – Segment Information of the Notes is presented on a basis consistent with the Company’s current internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is presented separately.

Client

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2006	2005
Revenue	$3,303	$3,161	4%
Operating income	$2,637	$2,570	3%

Client consists of premium edition operating systems, including Windows XP Professional, Media Center Edition, Tablet PC Edition, and standard Windows operating systems, including Windows XP Home. Premium offerings are Windows operating systems sold at a premium above Windows XP Home. Client revenue growth correlates with the growth of purchases of PCs from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue.

Client revenue increased for the first quarter of fiscal year 2007, reflecting $118 million or 4% growth in OEM revenue driven by 11% growth in OEM license units from increased PC unit shipments and $24 million or 5% growth in revenue from commercial and retail licensing of Windows operating systems. The increase in revenue included the impact of a $45 million revenue deferral related to OEM license units sold during the quarter that will be eligible for Express Upgrade to Windows Vista. During the quarter, the mix of OEM Windows operating systems licensed with premium edition operating systems as a percentage of total OEM Windows operating systems licensed (“OEM Premium Mix”) increased nine percentage points to 59% over the prior year driven by the continued demand for Windows Media Center Edition. The differences between unit growth rates and revenue growth rates from year to year are affected by changes in the OEM Premium Mix, changes in the geographical mix, and the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders.

Client operating income increased for the first quarter of fiscal year 2007 reflecting the increase in revenue partially offset by an increase in headcount-related costs and research and development efforts – both increases were primarily associated with Windows Vista. Headcount-related costs increased 19%, reflecting both an increase in salaries and benefits for existing headcount and a 14% increase in headcount.

For the remainder of fiscal year 2007, we expect revenue to grow reflecting improvement in the commercial and retail portion of the business due to our upcoming launch of Windows Vista. We expect revenue generated from OEMs to grow slower than the PC hardware market due to increased concentration among larger OEMs, consumer hardware shipments growing faster than business shipments, and relatively faster growth in emerging markets. While we expect Express Upgrade to Windows Vista will reduce our second quarter revenue, we do not expect our fiscal year 2007 revenue to be adversely affected. We expect PC shipments to grow 8% to 10% for fiscal year 2007. We believe that PC unit growth rates will be higher in the consumer segment than in the business segment and higher in emerging markets than in mature markets.

Server and Tools

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2006	2005
Revenue	$2,499	$2,127	17%
Operating income	$827	$608	36%

Server and Tools consists of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server and other server products. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server and Tools concentrates on licensing products, applications, tools, content and services that make information technology professionals and developers more productive and efficient. The segment uses multiple channels for licensing including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. The licenses are sold both as one-time licenses and as multi-year volume licenses.

Server and Tools revenue increased $324 million or 19% for the three months ended September 30, 2006, reflecting growth in Server and Server applications revenue, including CAL revenue, and developer tools, training and certification revenue. This increase was primarily driven by increased revenue associated with SQL

Server, Windows Server, and Visual Studio. SQL Server 2005 and Visual Studio 2005 were launched in the second quarter of fiscal year 2006 and produced revenue growth in these product lines. The results reflect broad adoption of Windows Server products, especially SQL Server, which grew over 30% for the quarter. Overall revenue growth was also driven by consulting, premier and professional product support services revenue growth of $48 million or 12%.

Server and Tools operating income increased during the three months ended September 30, 2006, primarily reflecting the increased revenue, partially offset by increased headcount-related costs and cost of revenue. Headcount-related costs increased 13%, reflecting both an increase in salaries and benefits for existing headcount and a 13% increase in headcount. Cost of revenue increased $43 million or 9%, reflecting the growth in consulting services provided and an increase in headcount-related expenses.

We expect continued momentum from fiscal year 2006 product launches and the expansion of our products in security, management and overall Windows Server growth in fiscal year 2007. We continue to estimate that overall server hardware unit shipments will grow 10% to 12% in fiscal year 2007.

Online Services Business

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2006	2005
Revenue	$539	$564	(4)%
Operating income/(loss)	$(136)	$68	*

*	Not meaningful

Online Services Business (“OSB”) includes personal communications services, such as e-mail and instant messaging, and online information offerings, such as MSN Search, and the MSN portals and channels around the world. OSB also provides a variety of online paid services in addition to MSN Internet Access and MSN Premium Web Services. Revenue is derived primarily from advertisers on MSN.com, from consumers and partners through subscriptions and transactions generated from online paid services, and from MSN narrowband Internet access subscribers. AdCenter – our internally developed advertising platform – now serves all paid search traffic on our online properties in the U.S. and in certain international markets. We continue to rollout adCenter around the world and believe it will enable us to increase both display and search advertising revenue by reducing our reliance on third parties for delivering ads. In September 2006, we announced the release of Live Search and of Live.com in 47 markets worldwide, and final availability of Live Local Search in the U.K. and the U.S.

OSB revenue decreased for the three months ended September 30, 2006, primarily reflecting a $43 million or 30% decline in access revenue, as subscribers continue to migrate to broadband or other competitively priced Internet service providers. This decrease was partially offset by increased advertising revenue, which grew $17 million or 5% to $374 million, due primarily to growth in display advertising for portals, channels, email, and messaging services. The increase in display revenue was partially offset by a decline in search revenue due to the ongoing transition to adCenter. At September 30, 2006, OSB had 1.9 million Internet access subscribers and 10.4 million total subscribers compared with 2.7 million Internet access subscribers and 9.4 million total subscribers at September 30, 2005. In addition, we estimate that OSB has over 263 million active Hotmail accounts and over 255 million active Messenger accounts.

OSB operating income decreased for the three months ended September 30, 2006, reflecting the decline in revenue, increased headcount-related costs primarily as a result of continued investments in Windows Live, adCenter, and other properties, and increased cost of revenue as a result of the build out of our data center infrastructure. Headcount-related costs increased 43%, reflecting both an increase in salaries and benefits for existing headcount and a 40% increase in headcount.

For the remainder of fiscal year 2007, we expect increased growth in display advertising revenue as the portals, channels, and communications services continue to expand globally and the overall Internet advertising market continues to expand. Our search revenue is expected to grow in fiscal year 2007 as a result of continued ramp up of adCenter while revenue from narrowband Internet Access is expected to continue to decline.

Microsoft Business Division

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2006	2005
Revenue	$3,425	$3,283	4%
Operating income	$2,253	$2,244	—%

Microsoft Business Division (“MBD”) consists of programs, servers, services, and solutions designed to increase personal, team, and organization productivity. MBD includes the Microsoft Office System, Microsoft Dynamics, and the Microsoft Partner Program. MBD also includes the Small and Mid-market Solutions & Partners (“SMS&P”) organization, which focuses on helping Microsoft, its customers, and industry partners in the small and mid-market customer segments. Our Office System products represent over 90% of Microsoft Business Division revenues and include Microsoft Office, Microsoft Exchange Server and CALs, Microsoft Project, Microsoft Visio, Microsoft Office Communications Server, Sharepoint Portal Server and CALs, Microsoft LiveMeeting, and One Note. Revenue growth depends on the ability to add value to the core Office product set and expand our product offerings in other information worker and business solution areas such as document lifecycle management, collaboration, business intelligence, customer relationship management, and enterprise resource planning.

MBD revenue increased during the three months ended September 30, 2006, reflecting a $145 million or 5% revenue increase in non-OEM revenue, which includes volume licensing, retailed packaged products, and preinstalled versions of Office in Japan, while OEM revenue remained flat. The increase in non-OEM revenue reflects a 19% increase in Microsoft Dynamics customer billings.

MBD operating income remained flat during the three months ended September 30, 2006, reflecting the revenue growth which was offset by an increase in headcount-related costs and an increase in research and development expenses primarily related to the 2007 Microsoft Office System. Headcount related costs increased 18%, reflecting both an increase in salaries and benefits for existing headcount and an 11% increase in headcount.

We expect continued revenue growth during fiscal year 2007 in both our non-OEM and OEM offerings due to the upcoming launch of the 2007 Microsoft Office System. While we expect the Microsoft Office Technology Guarantee program will reduce our second quarter revenue, we do not expect our fiscal year 2007 revenue to be adversely affected. We continue to develop plans to drive revenue growth in new areas such as unified communications and through our existing portfolio of Microsoft Dynamics products.

Entertainment and Devices Division

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2006	2005
Revenue	$1,030	$606	70%
Operating loss	$(96)	$(173)	45%

Entertainment and Devices Division (“EDD”) products include the Microsoft Xbox video game console system, PC games, CPxG (consumer software and hardware products), TV platform products for the interactive television industry, and Mobile and Embedded devices (principally Windows Mobile software platform and Windows Embedded device operating system). The success of video game consoles is determined by console innovation, the portfolio of video game content for the console, online offerings, and the market share of the console. We believe that the functionality of the Xbox 360 console, games portfolio, and online offerings are well-positioned relative to forthcoming competitive consoles. We also believe launching in advance of competing consoles will provide a strategic advantage for the long-term success of Xbox 360.

EDD revenue increased during the three months ended September 30, 2006, primarily driven by Xbox 360 which was launched in November 2005. Xbox and PC game revenue increased $319 million or 107% due to higher console volumes and higher Xbox video game revenue driven by the launch and by more software title releases. We sold approximately 900,000 Xbox 360 consoles during the first quarter of fiscal year 2007. Revenue from consumer hardware and software and TV platforms increased $21 million or 11% due to the release of new consumer hardware products and deployments of MSTV products. Mobile and Embedded Devices revenue increased $42 million or 42% due to unit volume increases in all major product lines, especially Windows Mobile software sales and Windows Embedded operating systems. Increased revenue for Windows Mobile software was primarily driven by increased market demand for phone-enabled PDAs and Smartphones, partially offset by decreased volume shipments for standalone PDAs. The increase in Windows Embedded revenue was due to our operating system being included in new product designs for both new and existing customers.

EDD operating loss in first quarter of fiscal year 2007 decreased primarily reflecting the increase in revenue, partially offset by a $268 million increase in cost of revenue primarily related to Xbox 360, increased sales and marketing expenses related to recent and upcoming product launches including Xbox 360 and PC games, and increased development costs associated with new and upcoming products, including Zune. Headcount-related costs increased 18%, reflecting both an increase in salaries and benefits for existing headcount and an 18% increase in headcount.

In fiscal year 2007, we expect revenue to increase due to the increased availability of Xbox 360 during the entire fiscal year, including the second holiday season after its launch. We expect to introduce Zune in fiscal year 2007. The availability of a commercial IPTV product is expected to drive growth in MSTV revenue across several geographies. Revenue from existing mobility and embedded devices is expected to increase due to unit volume increases of Windows Mobile software driven by increased market demand for phone-enabled devices and Windows Embedded operating systems.

Corporate-Level Results

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2006	2005
Corporate-level results	$(1,011)	$(1,271)	20%

Certain corporate-level results are not allocated to our segments. Those results include expenses related to corporate operations related to broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies.

Corporate-level expenses decreased in fiscal year 2007, primarily reflecting a $362 million decrease in costs for legal settlements and legal contingencies partially offset by a $130 million increase in headcount-related costs. We incurred $87 million in legal charges during the three months ended September 30, 2006, as compared to $449 million in legal charges during the three months ended September 30, 2005, which included a $361 million charge related to our settlement with RealNetworks, Inc. Headcount-related costs increased 29%, reflecting both an increase in salaries and benefits for existing headcount and a 24% increase in headcount.

Operating Expenses

Cost of Revenue

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2006	2005
Cost of revenue	$1,696	$1,253	35%
As a percent of revenue	16%	13%	3	ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. Cost of revenue increased driven by an increase in EDD resulting from an increase in the number of total Xbox consoles sold and higher Xbox 360 unit costs, an increase in OSB as a result of the build out of our data center infrastructure, and an increase in Server and Tools as a result of the increase in consulting services provided.

Research and Development

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2006	2005
Research and development	$1,786	$1,515	18%
As a percent of revenue	17%	16%	1	ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Research and development costs increased during the three months ended September 30, 2006, primarily as a result of increased headcount-related costs and development costs associated with new and upcoming offerings such as our Windows Live platform, Windows Vista, the 2007 Microsoft Office system, Unified Communications, and Zune. Headcount-related costs increased 15%, reflecting both a 19% increase in headcount and an increase in salaries and benefits for existing headcount.

Sales and Marketing

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2006	2005
Sales and marketing	$2,191	$1,945	13%
As a percent of revenue	20%	20%	—	ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased during the three months ended September 30, 2006, primarily as a result of increased headcount-related costs and other marketing costs related to recent and upcoming product launches. Headcount-related costs increased 27%, reflecting both an increase in salaries and benefits for existing headcount and a 17% increase in headcount.

General and Administrative

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2006	2005
General and administrative	$664	$982	(32)%
As a percent of revenue	6%	10%	(4	)ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related costs associated with finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative costs decreased during the three months ended September 30, 2006, primarily reflecting decreased costs for legal settlements and legal contingencies partially offset by an increase in headcount-related costs. We incurred $87 million in legal charges during the three months ended September 30, 2006, as compared to $449 million in legal charges during the three months ended September 30, 2005, which included a $361 million charge related to our settlement with RealNetworks, Inc. Headcount-related costs increased 23%, reflecting both an increase in salaries and benefits for existing headcount and a 16% increase in headcount.

INVESTMENT INCOME, INCOME TAXES, AND OTHER

Investment Income and Other

The components of investment income and other were as follows:

	Three Months Ended September 30,		Change
(In millions)	2006	2005
Dividends and interest	$369	$376	$(7)
Net recognized gains on investments	363	26	337
Net gains/(losses) on derivatives	(156)	86	(242)
Other, net	(9)	18	(27)

Investment income and other	$567	$506	$61

For the three months ended September 30, 2006, dividends and interest income declined, reflecting lower dividends on equity investments. For the three months ended September 30, 2006, net recognized gains on investments were comprised of net gains on sales of equity investments, net gains on sales of fixed-income investments, and other-than-temporary impairments on both equity and fixed-income investments. Net recognized gains for the three months ended September 30, 2006, increased primarily as a result of gains on the sale of equity and fixed-income investments to raise funds for the stock repurchases that occurred during the quarter, including the tender offer which was completed on August 17, 2006.

We use derivative instruments to manage exposures to interest rates, equity prices, and foreign currency markets and to facilitate portfolio diversification. Net gains/(losses) on derivatives were as follows:

	Three Months Ended September 30,		Change
(In millions)	2006	2005
Net gains/(losses) on equity derivatives	$(37)	$106	$(143)
Net gains/(losses) on commodity derivatives	(26)	104	(130)
Net losses on interest rate derivatives	(12)	(21)	9
Net losses on foreign exchange contracts	(81)	(103)	22

Net gains/(losses) on derivatives	$(156)	$86	$(242)

During the three months ended September 30, 2006, we experienced net losses on derivatives as compared to net gains in the comparable period in the prior year primarily reflecting net losses on equity derivatives and commodity derivatives in the current period as compared to net gains in the prior period. Net losses in time value on foreign exchange contracts used to hedge anticipated foreign currency revenues declined in the current period as compared to the prior period.

Gains and losses arising from derivatives not designated as accounting hedges are economically offset by unrealized losses and gains, respectively, in the underlying securities which are recorded as a component of other comprehensive income. Commodity derivatives are held for the purpose of portfolio diversification. Net losses related to foreign currency contracts relate primarily to changes in time value of options used to hedge anticipated foreign currency revenues. Additionally, net gains and losses on foreign exchange contracts include the changes in the fair value of derivatives used as economic hedges. These gains and losses are partially offset economically by unrealized losses and gains, respectively, in the underlying assets which are included in other comprehensive income.

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Collateral and/or security interest is determined based upon the underlying security and the creditworthiness of the borrower. Cash collateral is recorded as an asset with a corresponding liability. We anticipate that the magnitude of securities lent under this program will remain relatively consistent during the fiscal year.

Income Taxes

Our effective tax rate was 31% for the three months ended September 30, 2006, and 2005.

FINANCIAL CONDITION

Cash and equivalents and short-term investments totaled $31.83 billion as of September 30, 2006, compared to $34.16 billion as of June 30, 2006. Equity and other investments were $8.76 billion as of September 30, 2006, compared to $9.23 billion as of June 30, 2006. The investment portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S.-dollar-denominated securities, but also includes foreign-denominated securities in order to diversify financial risk. The portfolio is primarily invested in short-term securities to facilitate rapid deployment for immediate cash needs. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $21.56 billion at September 30, 2006. Our retained deficit is not expected to impact our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

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

Unearned revenue as of September 30, 2006, decreased $805 million from June 30, 2006, reflecting recognition of unearned revenue from multi-year licensing that outpaced deferrals by $785 million, a $54 million increase in revenue deferred for undelivered elements, and a $74 million decrease primarily in unearned revenue for services and subscription services.

The following table outlines the expected recognition of $10.1 billion of unearned revenue as of September 30, 2006:

(In millions)	Recognition of Unearned Revenue
Three months ended:
December 31, 2006	$3,380
March 31, 2007	2,550
June 30, 2007	1,670
September 30, 2007	710
Thereafter	1,787

Unearned revenue	$10,097

See Note 4 – Unearned Revenue of the Notes to Financial Statements (Part I, Item 1)

Cash Flows

Cash flow from operations for the three months ended September 30, 2006, decreased $268 million from the first quarter of fiscal year 2006 to $4.06 billion, due to increased payments to fund a $1.04 billion increase in inventory and product costs related to Xbox 360 along with increased cash usage for other current liabilities. These impacts were partially offset by a $1.09 billion increase in cash inflow from collection of accounts receivable. Cash used for financing was $8.18 billion in the first quarter of fiscal year 2007, an increase of $5.23 billion from the corresponding period in fiscal year 2006. The increase reflects the impact of our tender offer completed on August 17, 2006, which was included in the $7.68 billion of common stock repurchases in the three months ended September 30, 2006, compared with $3.12 billion in the prior year. Cash provided by investing was $6.46 billion in the first quarter of fiscal year 2007, an increase of $9.72 billion from the first quarter of fiscal year 2006, primarily due to a $9.54 billion increase in net cash from combined investment purchases, sales, and maturities in anticipation of our tender offer and $528 million of net cash proceeds from our securities lending program in which we lend certain fixed-income and equity securities to increase investment returns.

We have no material long-term borrowings. Stockholders’ equity at September 30, 2006, was $36.1 billion. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices. We have issued residual value guarantees in connection with various operating leases. These guarantees provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of September 30, 2006, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability currently exists. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

On September 13, 2006, our Board of Directors declared a regular quarterly dividend of $0.10 per share. The dividend is payable on December 14, 2006, to shareholders of record at the close of business on November 16, 2006. The ex-dividend date is November 14, 2006. This dividend of approximately $983 million was included in other current liabilities on our balance sheet at September 30, 2006. On September 23, 2005, our Board of Directors declared a regular quarterly dividend of $0.08 per share. The dividend of approximately $846 million was paid on December 8, 2005, to shareholders of record at the close of business on November 17, 2005. The ex-dividend date was November 15, 2005.

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20 billion tender offer, which was completed on August 17, 2006; and authorization for up to an additional $20 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of September 30, 2006, approximately $35.3 billion remained of the $36.2 billion approved repurchase amount.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that the adoption of SAB No. 108 will have on our financial statements; the impact is not expected to be material.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We are currently assessing the potential impact that the adoption of SFAS No. 157 will have on our financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are currently assessing the potential impact that the adoption of FIN No. 48 will have on our financial statements.

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

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (July 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and if necessary, reassign goodwill using a relative fair value allocation approach.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency, interest rate, fixed-income, equity, and commodity price risks. A portion of these risks is hedged, but fluctuations could impact our results of operations and financial position. We hedge a portion of anticipated revenue and accounts receivable exposure to foreign currency fluctuations, primarily with option contracts. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. Fixed-income securities and interest rate derivatives are subject primarily to interest rate risk. The portfolio is diversified and structured to minimize credit risk. Securities held in our equity and other investments portfolio and equity derivatives are subject to price risk, and are generally not hedged. However, we use options to hedge our price risk on certain equity securities that are held primarily for strategic purposes. Commodity derivatives held for the purpose of portfolio diversification are subject to commodity price risk.

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

Certain securities in our equity portfolio are held for strategic purposes. We hedge the value of a portion of these securities through the use of derivative contracts such as put-call collars. In these arrangements, we hedge a security’s equity price risk below the purchased put strike and forgo most or all of the benefits of the security’s appreciation above the sold call strike. We also hold equity securities for general investment return purposes. We have incurred material impairment charges related to these securities in previous periods.

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

The following table sets forth the one-day VaR for substantially all of our positions as of and for the three months ended September 30, 2006, and as of June 30, 2006:

(In millions)	June 30, 2006	September 30, 2006	Three months ended September 30, 2006
Risk Categories			Average	High	Low
Interest rates	$66	$38	$47	$67	$32
Currency rates	91	70	85	101	69
Equity prices	88	53	61	89	49
Commodity prices	12	6	6	12	4

Total one-day VaR for the combined risk categories was $107 million at September 30, 2006 and $158 million at June 30, 2006. The total VaR is 36% less at September 30, 2006, and 38% less at June 30, 2006, than the sum of the separate risk categories in the above table due to the diversification benefit of the overall portfolio.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

After discussions with the Korean Fair Trade Commission (“KFTC”), we announced on October 13, 2006 that we intend to make versions of Windows Vista available in Korea contemporaneously with the worldwide launch. These versions will have modifications designed to address specific requirements of the decision of the KFTC announced in February 2006.

See Note 7 – Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding these and other legal proceedings in which we are involved.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, and trading price of our common stock. Please refer also to our annual report on Form 10-K for fiscal year 2006 for additional information concerning these and other uncertainties that could negatively impact the Company.

Challenges to our business model may reduce our revenues and operating margins. Our business model has been based upon customers paying a fee to license software that we developed and distributed. Under this license-based software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. We believe the license-based software model has had substantial benefits for users of software, allowing them to rely on our expertise and the expertise of other software developers that have powerful incentives to develop innovative software that is useful, reliable, and compatible with other software and hardware. In recent years, certain “open source” software business models have evolved into a growing challenge to our license-based software model. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. A number of commercial firms compete with us using an open source business model by modifying and then distributing open source software to end users at nominal cost and earning revenue on complementary services and products. These firms do not have to bear the full costs of research and development for the software. A prominent example of open source software is the Linux operating system. Although we believe our products provide customers with significant advantages in security and productivity, and generally have a lower total cost of ownership than open source software, the popularization of the open source software model continues to pose a significant challenge to our business model, including continuing efforts by proponents of open source software to convince governments worldwide to mandate the use of open source software in their purchase and deployment of software products. To the extent open source software gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenue and operating margins may consequently decline.

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

We face intense competition. We continue to experience intense competition across all markets for our products and services. Our competitors range in size from Fortune 100 companies to small, specialized single-product businesses and open source community-based projects. Although we believe the breadth of our businesses and product portfolio offers benefits to our customers that are a competitive advantage, our competitors that are focused on a narrower product line may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low. The Internet as a distribution channel and the non-commercial software model described above have reduced barriers to entry even further. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our products. In response to competitive factors, we are developing versions of our products with basic functionality that are sold at lower prices than the standard versions. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins and operating income.

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

We may not be able to protect our source code from copying if there is an unauthorized disclosure of source code. Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. Although we license certain portions of our source code for various software programs and operating systems to a number of licensees, we take significant measures to protect the secrecy of large portions of our source code. If an unauthorized disclosure of a significant portion of our source code occurs, we could potentially lose future trade secret protection for that source code. The loss of future trade secret protection could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code could also increase the risks described in the next paragraph.

Security vulnerabilities in our products could lead to reduced revenues or to liability claims. Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products. Although this is an industry-wide problem that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to address these critical issues. We focus on engineering even more secure products, enhancing security and reliability options and settings when we deliver products, and providing guidance to help our customers make the best use of our products and services to protect against computer viruses and other attacks on their computing environment. In addition, we are working to improve the deployment of software updates to address security vulnerabilities discovered after our products are released. We are also investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed. We advise customers on how to help protect themselves from security threats through the use of our online automated security tools, our published security guidance, and the deployment of security software such as firewalls, anti-virus, and other security software. The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases, or to use competing products. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue. In addition, actual or perceived vulnerabilities may lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will be held effective under applicable laws and judicial decisions.

We are subject to government litigation and regulatory activity that affects how we design and market our products. As a leading global software maker, we receive scrutiny from government agencies under U.S. and foreign competition laws. Some jurisdictions also provide private rights of action for competitors or consumers based on alleged anti-competitive conduct. For example, we have been involved in the following actions.

Lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions were resolved through a Consent Decree that took effect in November 2001 and a Final Judgment entered in November 2002. These proceedings imposed regulatory constraints on our Windows operating system businesses, including limits on certain contracting practices, required disclosure of certain software program interfaces, limits on Microsoft’s ability to ensure the visibility of certain Windows features in new PCs, and required licensing of certain communications protocols. Although we believe we currently are in full compliance with the Decree and Judgment, if we fail to comply with them in the future additional restrictions could be imposed on us that would adversely affect our business.

In March 2004, the European Commission determined that we must create new versions of Windows that do not include certain multimedia technologies, many of which are required for certain Web sites, software applications and other aspects of Windows to function properly, and we must provide our competitors with specifications for how to implement certain communications protocols supported in Windows. Microsoft has appealed both determinations to European courts. As a result of the Commission decision, we have incurred and will (absent a reversal of this ruling) continue to incur duplicative development costs. The Commission ruling obligates Microsoft to make available specifications for certain Windows communications protocol technologies on licensing terms that are closely regulated by the Commission. The availability of these licenses may enable competitors to develop software products that better mimic the functionality of Microsoft’s own products which could result in a reduction in sales of our products. Pending resolution of Microsoft’s appeal, there will remain uncertainty about the legal principles that govern product design issues for future releases of Microsoft products in Europe.

In February 2006, the Korean Fair Trade Commission (“KFTC”) completed an investigation of whether including streaming media technology or instant messenger technology in Windows, or including Windows Media Services as an optional component of Windows Server, violates the Korean Fair Trade Act. The KFTC ruled that we had violated the law and issued a remedial order requiring us to offer two versions of Windows PC operating systems, one with Windows Media Player and instant messenger removed and another with those functionalities but also including opportunities for OEMs to install competing media player and instant messaging programs. If upheld on appeal, these remedies could adversely affect the utility and competitive position of Windows PC operating systems in the Korean market.

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

•	We may have to design or develop alternative versions of products for specific geographical markets to remove or limit visibility of certain functionality, resulting in reduced customer benefits, additional costs and delays in the release of product lines or specific product versions, or withdraw products from a market to avoid fines or penalties.

•	Mandated alternative versions of our software may cause confusion that harms our reputation, including among consumers and with third-party software and Web site developers who rely on the functionality removed from these alternative versions.

•	Competition authorities may authorize competitors to distribute implementations of Microsoft communications protocols in source code form without proper contractual provisions to protect our intellectual property.

•	We may have to disclose otherwise confidential and trade secret information concerning the operation of our software that may facilitate the development of competing software.

•	If not reversed or limited on appeal, the rulings described above may be cited as a precedent in other proceedings that seek to limit our ability to continue to improve Windows by adding new functionality in response to consumer demand.

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

We make significant investments in new products and services that may not be profitable. We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including Windows Vista, the 2007 Microsoft Office system, Xbox 360, MSN Search, Windows Server, Zune, and Windows Live. Investments in new technology are inherently speculative. Commercial success depends on many factors including innovativeness, developer support, and effective distribution and marketing. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

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

We have claims and lawsuits against us that may result in adverse outcomes. We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the claims pending against us may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. Although management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position or results of operations, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position and the results of operations for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

We may have additional tax liabilities. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our income tax provision, net income or cash flows in the period or periods for which that determination is made.

We may be at risk of having insufficient supplies of certain Xbox 360 components or console inventory. Some components of the Xbox 360 are obtained from a single supplier and others may be subject to an industry-wide supply shortage. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain replacement supplies on a timely basis, resulting in reduced console and game sales. Components are ordered based on forecasted console demand, so we may experience component shortages for the Xbox 360 or, alternatively, excess console inventory that may require us to record charges to cost of revenue. Xbox 360 consoles are assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenues and operating margins.

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

Changes in accounting may affect our reported earnings and operating income. Generally accepted accounting principles and accompanying accounting pronouncements, implementation guidelines, and interpretations for many aspects of our business, such as revenue recognition for software, accounting for investments, and treatment of goodwill or amortizable intangible assets, are highly complex and involve subjective judgments. Changes in these rules or their interpretation or changes in our products or business could significantly change our reported earnings and operating income and could add significant volatility to those measures, without a comparable underlying change in cash flow from operations. See Note 1 – Basis of Presentation and Consolidation of the Notes to Financial Statements (Part I, Item 1) and Management’s Discussion and Analysis of Financial Condition and Results of Operations – Application of Critical Accounting Policies (Part I, Item 2) of this report.

We operate a global business that exposes us to additional risks. We operate in over 100 countries and a significant part of our revenue comes from international sales. Pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the United States and other countries. Operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment; unexpected changes in regulatory requirements for software; social, political, labor or economic conditions in a specific country or region; and difficulties in staffing and managing foreign operations. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenues.

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

Acquisitions and joint ventures may have an adverse effect on our business. We expect to continue making acquisitions or entering into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on the investment we make, or that we experience difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our other businesses. These factors could adversely affect our operating results or financial condition.

We have limited insurance. We maintain third party insurance coverage against various liability risks and risks of property loss. Because of the unavailability or high cost of conventional insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of September 30, 2006, the face value of captive insurance arrangements was $2.0 billion. Actual value at any particular time will vary due to deductibles, exclusions, other restrictions, and claims. Although we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with the risks discussed in this report or other events could exceed the coverage provided by such arrangements.

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

Other risks that may affect our business. Other factors that may affect our performance may include:

•	Sales channel disruption, such as the bankruptcy of a major distributor

•	Our ability to implement operating cost structures that align with revenue growth

•	The continued availability of third-party distribution channels for MSN service and other online offerings

•	Disruption to our operations as a result of weather-related events

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1, 2006 – July 31, 2006	97,561,761	$23.05	97,561,761	$40,000
August 1, 2006 – August 31, 2006	154,517,593	24.83	154,517,593	36,163
September 1, 2006 – September 30, 2006	33,047,000	26.54	33,047,000	35,285

	285,126,354		285,126,354

On July 20, 2006, we announced the completion of the $30 billion Microsoft common stock repurchase program approved by our Board of Directors on July 20, 2004. On July 20, 2006, we also announced that our Board of Directors authorized two new share repurchase programs: a $20 billion tender offer which was completed on August 17, 2006; and authorization for up to an additional $20 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. The average price paid per share of $24.83 in the month of August includes advisory, mailing, and regulatory fees. On August 18, 2006, we announced that the authorization for the $20 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. The repurchase program may be suspended or discontinued at any time without prior notice. During the first quarter of fiscal year 2007, we repurchased 285 million shares for $7.0 billion under the plans described in this paragraph. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

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

Date: October 26, 2006	Microsoft Corporation

	By:	/s/ FRANK H. BROD
Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Authorized Officer)