Form 10-Q
period 2006-12-31
MICROSOFT CORP
filed 2007-01-25
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2006

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

Large accelerated filer  ☒                    Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 22, 2007
Common Stock, $0.00000625 par value per share	9,792,314,405 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2006

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except per share amounts)(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Revenue	$12,542	$11,837	$23,353	$21,578
Operating expenses:
Cost of revenue	3,620	2,239	5,316	3,492
Research and development	1,637	1,591	3,423	3,106
Sales and marketing	2,999	2,689	5,190	4,634
General and administrative	814	661	1,478	1,643

Total operating expenses	9,070	7,180	15,407	12,875

Operating income	3,472	4,657	7,946	8,703
Investment income and other	333	480	900	986

Income before income taxes	3,805	5,137	8,846	9,689
Provision for income taxes	1,179	1,484	2,742	2,895

Net income	$2,626	$3,653	$6,104	$6,794

Earnings per share:
Basic	$0.27	$0.35	$0.62	$0.64

Diluted	$0.26	$0.34	$0.61	$0.63

Weighted average shares outstanding:
Basic	9,806	10,560	9,867	10,628

Diluted	9,942	10,638	9,996	10,708

Cash dividends declared per common share	$0.10	$0.09	$0.20	$0.17

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	December 31, 2006	June 30, 2006(1)
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$6,859	$6,714
Short-term investments (including securities pledged as collateral of $2,473 and $3,065)	22,014	27,447

Total cash, equivalents, and short-term investments	28,873	34,161
Accounts receivable, net of allowance for doubtful accounts of $136 and $142	9,895	9,316
Inventories, net	1,725	1,478
Deferred income taxes	2,607	1,940
Other	2,080	2,115

Total current assets	45,180	49,010
Property and equipment, net	3,686	3,044
Equity and other investments	9,631	9,232
Goodwill	4,189	3,866
Intangible assets, net	745	539
Deferred income taxes	1,656	2,611
Other long-term assets	1,284	1,295

Total assets	$66,371	$69,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,944	$2,909
Accrued compensation	1,559	1,938
Income taxes	1,337	1,557
Short-term unearned revenue	10,023	9,138
Securities lending payable	2,713	3,117
Other	3,639	3,783

Total current liabilities	22,215	22,442
Long-term unearned revenue	1,838	1,764
Other long-term liabilities	5,684	5,287
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 9,777 and 10,062	61,152	59,005
Retained deficit, including accumulated other comprehensive income of $1,582 and $1,229	(24,518)	(18,901)

Total stockholders’ equity	36,634	40,104

Total liabilities and stockholders’ equity	$66,371	$69,597

(1)	Derived from audited financial statements

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Operations
Net income	$2,626	$3,653	$6,104	$6,794
Depreciation, amortization, and other noncash items	365	231	614	465
Stock-based compensation expense	437	514	893	978
Net recognized gains on investments	(29)	(75)	(235)	(205)
Excess tax benefits from stock-based payment arrangements	(8)	(13)	(48)	(44)
Deferred income taxes	(517)	170	(351)	42
Unearned revenue	6,029	3,670	9,246	6,702
Recognition of unearned revenue	(4,265)	(3,622)	(8,315)	(7,041)
Accounts receivable	(2,945)	(2,012)	(444)	(604)
Other current assets	723	(354)	(357)	(694)
Other long-term assets	(264)	(10)	(399)	(8)
Other current liabilities	(354)	(89)	(1,196)	(298)
Other long-term liabilities	244	168	591	473

Net cash from operations	2,042	2,231	6,103	6,560

Financing
Common stock issued	4,449	466	4,834	1,467
Common stock repurchased	(5,797)	(7,435)	(13,480)	(10,551)
Common stock cash dividends	(980)	(846)	(1,877)	(1,703)
Excess tax benefits from stock-based payment arrangements	8	13	48	44
Other	(3)	0	(23)	0

Net cash used for financing	(2,323)	(7,802)	(10,498)	(10,743)

Investing
Additions to property and equipment	(572)	(318)	(983)	(531)
Acquisition of companies, net of cash acquired	(125)	(63)	(461)	(250)
Purchases of investments	(9,102)	(16,151)	(21,957)	(35,561)
Maturities of investments	1,325	743	2,159	1,692
Sales of investments	7,448	22,481	26,149	38,081
Securities lending payable	(932)	0	(404)	0

Net cash from (used for) investing	(1,958)	6,692	4,503	3,431

Net change in cash and equivalents	(2,239)	1,121	108	(752)
Effect of exchange rates on cash and equivalents	22	(12)	37	(16)
Cash and equivalents, beginning of period	9,076	2,974	6,714	4,851

Cash and equivalents, end of period	$6,859	$4,083	$6,859	$4,083

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2006	2005	2006	2005
Common stock and paid-in capital
Balance, beginning of period	$57,657	$60,862	$59,005	$60,413
Common stock issued	4,436	462	4,834	1,289
Common stock repurchased	(1,232)	(1,629)	(3,106)	(2,360)
Stock-based compensation expense	437	514	893	978
Stock option income tax deficiencies	(147)	(69)	(481)	(181)
Other, net	1	0	7	1

Balance, end of period	61,152	60,140	61,152	60,140

Retained deficit
Balance, beginning of period	(21,556)	(12,535)	(18,901)	(12,298)

Net income	2,626	3,653	6,104	6,794
Other comprehensive income:
Net gains/(losses) on derivative instruments	(1)	94	(28)	136
Net unrealized investments gains/(losses)	184	(156)	337	(333)
Translation adjustments and other	35	(13)	44	(19)

Comprehensive income	2,844	3,578	6,457	6,578
Common stock cash dividends	(974)	(928)	(1,949)	(1,780)
Common stock repurchased	(4,832)	(6,047)	(10,125)	(8,432)

Balance, end of period	(24,518)	(15,932)	(24,518)	(15,932)

Total stockholders’ equity	$36,634	$44,208	$36,634	$44,208

See accompanying notes.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation and Consolidation

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: estimates of loss contingencies, product life cycles, and stock-based compensation forfeiture rates; assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

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

Note 2 – Inventories, net

Components of inventories were as follows:

(In millions)	December 31, 2006	June 30, 2006
Finished goods	$1,431	$1,013
Raw materials and work in process	294	465

Inventories, net	$1,725	$1,478

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Components of basic and diluted earnings per share were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions, except earnings per share)	2006	2005	2006	2005
Net income available for common shareholders (A)	$2,626	$3,653	$6,104	$6,794

Weighted average outstanding shares of common stock (B)	9,806	10,560	9,867	10,628
Dilutive effect of employee stock options and awards	136	78	129	80

Common stock and common stock equivalents (C)	9,942	10,638	9,996	10,708

Earnings per share:
Basic (A/B)	$0.27	$0.35	$0.62	$0.64

Diluted (A/C)	$0.26	$0.34	$0.61	$0.63

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

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2006	2005	2006	2005
Shares excluded from calculation of diluted EPS	240	674	266	672
Shared performance stock awards excluded from calculation of diluted EPS	10	26	10	26

Note 4 – Unearned Revenue

Components of unearned revenue were as follows:

(In millions)	December 31, 2006	June 30, 2006
Volume licensing programs	$6,917	$7,661
Undelivered elements	3,757	2,066
Other	1,187	1,175

Unearned revenue	$11,861	$10,902

Unearned revenue by segment was as follows:

(In millions)	December 31, 2006	June 30, 2006
Client	$3,953	$2,851
Server and Tools	2,702	2,910
Microsoft Business Division	4,863	4,783
Other	343	358

Unearned revenue	$11,861	$10,902

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The increase in Client and Microsoft Business Division unearned revenue was primarily attributable to undelivered elements associated with the Express Upgrade to Windows Vista and Microsoft Office Technology Guarantee programs and shipments currently in the channel that will be recognized upon consumer launch of Windows Vista and the 2007 Microsoft Office system. The technology guarantee programs provide consumers who purchase current products with free or discounted rights to Windows Vista and the 2007 Microsoft Office system when those products become available to consumers. The unearned revenue balance reflects an increase from June 30, 2006 primarily due to revenue deferrals from the above programs totaling $45 million and $1.6 billion in the first and second quarters of fiscal year 2007, respectively.

Note 5 – Stockholders’ Equity

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20 billion tender offer, which was completed on August 17, 2006; and authorization for up to an additional $20 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of December 31, 2006, approximately $29.3 billion remained of the $36.2 billion approved repurchase amount. All repurchases were made using cash. The repurchase program may be suspended or discontinued at any time without notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

We repurchased common stock in fiscal year 2006 pursuant to the repurchase program approved by our Board of Directors on July 20, 2004 to buy back up to $30 billion of Microsoft common stock. On July 20, 2006, we announced the completion of that repurchase program. The repurchases were made using our cash resources.

We repurchased the following shares of common stock under the above-described repurchase plans:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2006	2005	2006	2005
Shares of common stock repurchased	205.4	283.1	490.5	397.2
Value of common stock repurchased	$6,037	$7,666	$12,989	$10,695

In December 2006, JP Morgan Chase Bank (“JPMorgan”) exercised approximately 113 million call options for $3.3 billion at an average price per share of $28.80. The call options were among 345 million options acquired by JPMorgan in fiscal year 2004 through our employee stock option transfer program. The other approximately 232 million options expired unexercised and, as of December 31, 2006, no options transferred in the program remained outstanding.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

During the six months ended December 31, 2006, and 2005, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount		Payment Date
			(in millions)
(Fiscal year 2007)
September 13, 2006	$0.10	November 16, 2006	$980		December 14, 2006
December 20, 2006	$0.10	February 15, 2007	$978	(1)	March 8, 2007

(Fiscal year 2006)
September 23, 2005	$0.08	November 17, 2005	$846		December 8, 2005
December 14, 2005	$0.09	February 17, 2006	$926		March 9, 2006

(1)	This dividend was included in other current liabilities on our balance sheet as of December 31, 2006.

Note 6 – Investment Income and Other

Components of investment income and other were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2006	2005	2006	2005
Dividends and interest	$316	$382	$685	$758
Net recognized gains on investments	103	212	466	238
Net losses on derivatives	(75)	(185)	(231)	(99)
Other, net	(11)	71	(20)	89

Investment income and other	$333	$480	$900	$986

Note 7 – Contingencies

Government competition law matters. In March 2004, the European Commission issued a decision in its competition law investigation of us. The Commission concluded that we infringed European competition law by refusing to provide our competitors with licenses to certain protocol technology in the Windows server operating systems and by including streaming media playback functionality in Windows desktop operating systems. The Commission ordered us to make the relevant licenses to our technology available to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified software relating to media playback. The decision also imposed a fine of €497 million ($605 million). We appealed the decision to the Court of First Instance, on the basis that we did not infringe European competition law. In July 2006 the European Commission announced its determination that we had not complied with the technical documentation requirements of the 2004 Decision, and levied a fine of €281 million ($351 million). We have appealed this fine to the Court of First Instance. Both fines have been paid, pending appeals.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Antitrust, unfair competition, and overcharge class actions. A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts on behalf of variously defined classes of direct and indirect purchasers of our PC operating system and certain software applications products. We were successful in obtaining dismissals of damages claims of indirect purchasers under federal law and in 15 states. Courts refused to certify classes in two additional states. We have reached agreements to settle all claims in a number of other cases. Under the settlements, class members will be able to obtain vouchers that entitle the class members to be reimbursed up to the face value of their vouchers for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that may be issued varies by state. A percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state) will be made available to certain schools. The total value of vouchers ultimately issued will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued in these settlements is approximately $2.5 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools who are issued and redeem vouchers. The settlements in most states have received final court approval. Settlements in Arkansas and Wisconsin have received preliminary court approval. The cases in Mississippi have not been settled. In Iowa, a jury trial on the plaintiffs’ claims began in November 2006. We estimate the total cost to resolve all of these cases will range between $1.5 billion and $1.8 billion, with the actual cost dependent upon many unknown factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims process. In accordance with SFAS No. 5, Accounting for Contingencies, and FIN No. 14, Reasonable Estimation of the Amount of a Loss, at December 31, 2006, we have recorded a liability related to these claims of approximately $1.1 billion, which reflects our estimated exposure of $1.5 billion less payments made to date of approximately $400 million, primarily for administrative expenses and legal fees.

Other antitrust litigation and claims. In November 2004, Novell, Inc. filed a complaint in the U.S. District Court for Utah, now consolidated with other cases in Maryland, asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. An appeal of that ruling is now pending and the case is effectively stayed during the appeal.

Patent and intellectual property claims. We are a defendant in more than 35 patent infringement cases that we are defending vigorously. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in the U.S. District Court for the Northern District of Illinois in February 1999, the plaintiffs alleged infringement by the browser functionality of Windows. In January 2004, the trial court entered final judgment of $565 million, and entered an injunction against distribution of any new infringing products, but stayed execution of the judgment and the injunction pending our appeal. We appealed and in March 2005 the U.S. Court of Appeals for the Federal Circuit reversed the decision and vacated the judgment, based on certain evidentiary rulings of the trial court. The appellate court also reversed the trial court’s decision that the inventors had not engaged in inequitable conduct. We believe the total cost to resolve this case will not be material to our financial position, results of operations, or our cash flows. The actual costs will be dependent upon many unknown factors such as the events of a retrial of the plaintiff’s claims. In Microsoft v. Lucent, filed in the U.S. District Court in San Diego in April 2003, we are seeking a declaratory judgment that we do not infringe any valid patent among a number of patents Lucent has been asserting against computer manufacturers that sell computers with our software pre-installed. The first in a series of back-to-back trials on the various patent groupings is currently set to begin in January 2007. In March 2006, Lucent filed a new lawsuit against us in U.S. District Court in San Diego, claiming the Xbox 360 violates one of the patents that earlier had been dismissed from the older lawsuit. In response to Lucent’s new complaint, we asserted patent infringement counterclaims accusing Lucent of infringing 10 Microsoft patents by its sales of various products. No trial date has been set in the new lawsuit. In Z4 Technologies, Inc. v. Microsoft, the plaintiff alleged that Microsoft Windows and Office product activation functionality violates its patent rights. In April 2006, the jury rendered a $115 million verdict against us. In August 2006, the trial court increased damages by $25 million pursuant to the jury’s finding of willful infringement and awarded Z4 $2 million in attorneys’ fees. We have appealed the verdict. In Veritas Operating Corporation v. Microsoft, filed in the U.S. District Court for the Western District of Washington in May 2006, a subsidiary of Symantec filed an action asserting claims of trade secret misappropriation, breach of contract, and patent infringement relating to certain storage technologies. Adverse outcomes in some or all of the matters described in this paragraph may result in significant monetary damages or injunctive relief against us that would adversely affect distribution of our operating system or application products. The risks associated with an adverse decision may result in material settlements.

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

As of December 31, 2006, we had accrued aggregate liabilities totaling approximately $800 million in other current liabilities and approximately $700 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes which we estimate could be up to $1.0 billion in aggregate beyond recorded amounts. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position, results of operations, and cash flows for the period in which the effect becomes reasonably estimable.

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

Client includes the former Client segment. Client generates nearly all of its revenue from the licensing of the Windows line of operating systems, including Windows Vista, Windows XP Professional and Home, Media Center Edition, Tablet PC Edition, and other standard Windows operating systems.

Server and Tools includes the former Server and Tools segment, excluding Exchange Server, Exchange client access licenses and a portion of Core client access licenses which are now a part of the Microsoft Business Division. Server and Tools generates revenues from the following products: Windows Server operating system, Microsoft SQL Server, Visual Studio, Forefront security family of products, and Biz Talk Server among others. In addition, Server and Tools provides the following services: Microsoft Consulting Services; Premier; and professional support services.

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

Microsoft Business Division (“MBD”) includes the former Information Worker and Microsoft Business Solutions segments, and the Exchange Server business and certain client access licenses formerly included in the Server and Tools segment. MBD derives its revenues principally through the Microsoft Office system which includes: Microsoft Office, Microsoft Project; Microsoft Visio; Microsoft Access; SharePoint Portal Server client access licenses; OneNote; Office Communication Server; Microsoft Office Small Business Accounting; and revenues generated by Microsoft LiveMeeting. Product revenues are also derived through licensing the Dynamics suite of software including: Microsoft Dynamics AX; Microsoft Dynamics CRM; Microsoft Dynamics GP; Microsoft Dynamics NAV; Microsoft Dynamics SL; and Microsoft Dynamics Retail Management System.

Entertainment and Devices Division (“EDD”) includes the former Home and Entertainment and Mobile and Embedded Devices segments. EDD generates product revenues through both hardware and software sales and licensing. The Xbox 360 console generates the majority of hardware revenue with the remainder driven by consumer peripherals and accessories, including the Zune digital music and entertainment device. Software revenues are generated by Xbox games; games for Windows; Mac Office; MSTV Platforms; Windows Mobile software platform and Windows Embedded device operating system. Online services revenues are generated by certain product support and Xbox Live.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment revenue and operating income/(loss) was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2006	2005	2006	2005
Revenue
Client	$2,531	$3,464	$5,831	$6,586
Server and Tools	2,847	2,450	5,350	4,574
OSB	624	596	1,163	1,161
MBD	3,502	3,718	6,936	6,970
EDD	3,002	1,703	4,021	2,299
Unallocated and other	36	(94)	52	(12)

Consolidated	$12,542	$11,837	$23,353	$21,578

Operating income/(loss)
Client	$1,770	$2,706	$4,454	$5,281
Server and Tools	1,029	839	1,882	1,497
OSB	(153)	125	(287)	212
MBD	2,132	2,500	4,391	4,747
EDD	(277)	(275)	(425)	(456)
Reconciling amounts	(1,029)	(1,238)	(2,069)	(2,578)

Consolidated	$3,472	$4,657	$7,946	$8,703

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

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2006	2005	2006	2005
Summary of reconciling amounts:
Corporate-level activity	$(1,165)	$(988)	$(2,196)	$(2,286)
Stock-based compensation expense	(2)	(135)	(59)	(264)
Revenue reconciling amounts	28	(94)	29	(12)
Other	110	(21)	157	(16)

Total	$(1,029)	$(1,238)	$(2,069)	$(2,578)

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9 – Goodwill

During the six months ended December 31, 2006, we recorded goodwill resulting from the following acquisitions:

•	Server and Tools: Softricity, Inc. ($191 million); Whale Communications Ltd. ($66 million); Winternals Software LP ($31 million); and others ($19 million);

•	Online Services Business: Gteko Ltd. ($60 million) and other ($10 million); and

•	Entertainment and Devices Division: Colloquis, Inc. ($24 million).

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries as of December 31, 2006, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended December 31, 2006 and 2005. These interim financial statements are the responsibility of the Corporation’s management.

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

January 23, 2007

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

The following MD&A is intended to help the reader understand the results of operations, financial condition, and cash flows of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

We develop, manufacture, license, and support a wide range of software products for many computing devices. Our software products include operating systems for servers, PCs, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; and software development tools. We provide consulting and product support services, and we train and certify system integrators and developers. We sell the Xbox video game console and games, the Zune digital music and entertainment device, PC games, and PC peripherals. Online communication and information services are delivered through our MSN portals and channels around the world and Live Search.

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, Entertainment and Devices has generated over 40% of its yearly segment revenues in our second fiscal quarter. We believe the seasonality of revenue is likely to continue in the future.

Summary

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$12,542	$11,837	6%	$23,353	$21,578	8%
Operating income	$3,472	$4,657	(25)%	$7,946	$8,703	(9)%

For the three and six months ended December 31, 2006, revenue growth was impacted by the $1.6 billion second quarter revenue deferral from the Express Upgrade to Windows Vista and Microsoft Office Technology Guarantee programs and pre-shipments of Windows Vista and the 2007 Microsoft Office system. The technology guarantee programs provide consumers who purchase current products with free or discounted rights to Windows

Vista and the 2007 Microsoft Office system when those products become available to consumers. Our revenue increase for the three and six months ended December 31, 2006 was driven primarily by sales of the Xbox 360 console which was launched in November 2005, sales of Zune, our digital music and entertainment device which was launched in November 2006, and increased licensing of SQL Server, Windows Server, and Visual Studio.

For the three months and six months ended December 31, 2006, operating income decreased primarily reflecting the revenue deferral, a shift to products with lower margins, and increased headcount-related costs as we continue to invest in our new and upcoming offerings such as the 2007 Microsoft Office system, the Windows Live platform, and Zune. Headcount-related costs, including stock-based compensation expense, increased 10% and 16%, respectively, during the three and six months ended December 31, 2006, reflecting a 15% increase in headcount over the past 12 months, an increase in salaries and benefits for existing headcount, and offsetting impacts of five and two percentage points, respectively, resulting from the capitalization of certain software development costs.

For the remainder of the fiscal year, we expect revenue to grow at a higher rate than fiscal year 2006, mainly reflecting significant product launches in fiscal year 2007. We expect to recognize the $1.6 billion of revenue deferred in the second quarter with the consumer launch of Windows Vista and 2007 Microsoft Office system during the third quarter of fiscal year 2007. We expect our operating income growth rate in fiscal year 2007 will lag behind our revenue growth rate. We expect our level of spending to increase in four key areas in fiscal year 2007: increased product costs associated with Xbox consoles and Zune devices; marketing and field sales spending including product launch costs; quickening the pace of development in growth areas such as business intelligence, security, management and unified communications (including through acquisitions); and increased costs to execute on our online services strategy. While these investments will translate into increased operating expenses, we believe they will help lay the groundwork for future growth and profitability.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Revenue and operating income/(loss) amounts in this section are presented on a basis consistent with U.S. GAAP and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 8 – Segment Information of the Notes is presented on a basis consistent with the Company’s current internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is presented separately. Fiscal year 2006 amounts have been restated for certain internal reorganizations.

Client

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$2,589	$3,430	(25)%	$5,892	$6,591	(11)%
Operating income	$1,880	$2,661	(29)%	$4,544	$5,255	(14)%

Client consists of premium edition operating systems, including Windows XP Professional, Media Center Edition, Tablet PC Edition, and standard Windows operating systems, including Windows XP Home and Windows Vista. Premium offerings are Windows operating systems sold at a premium above Windows XP Home. Client revenue growth correlates with the growth of purchases of PCs from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for approximately 80% of total Client revenue.

Client revenue decreased for the three months ended December 31, 2006, primarily reflecting approximately $1.1 billion of revenue deferred as a result of the Express Upgrade to Windows Vista program and shipments currently in the channel that will be recognized upon consumer launch of Windows Vista. This revenue deferral was partially offset by 10% growth in OEM license units from increased PC unit shipments. During the quarter, the mix of OEM Windows operating systems licensed with premium edition operating systems as a percentage of total OEM Windows operating systems licensed (“OEM Premium Mix”) increased 18 percentage points to 67% over the prior year driven by the continued demand for Windows Media Center Edition. The differences between unit growth rates and revenue growth rates from year to year are affected by changes in the OEM Premium Mix, changes in the geographical mix, and the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders. Client revenue decreased during the six months ended December 31, 2006, reflecting the revenue deferrals, partially offset by 11% growth in OEM license units from increased PC unit shipments. Based on our preliminary estimates, total worldwide PC shipments from all sources grew 8% to 10% from the second quarter of the previous year and approximately 8% to 10% from the first half of the previous year driven by strong consumer demand in both emerging and mature markets.

Client operating income decreased during the three and six months ended December 31, 2006, reflecting the decreased revenue and increased costs of sales, including support costs, which were partially offset by decreased research and development expenses reflecting the capitalization of certain Windows Vista software development costs in the second quarter of fiscal year 2007. Headcount-related costs decreased 25% and 3%, respectively, during the three and six months ended December 31, 2006, reflecting an increase in salaries and benefits for existing headcount, a 5% increase in headcount, and offsetting impacts of 32 and 16 percentage points, respectively, resulting from the capitalization of certain software development costs.

For the remainder of fiscal year 2007, we expect revenue to grow reflecting improvement in the commercial and retail portion of the business due to the launch of Windows Vista. We expect our third quarter revenue to increase significantly as we recognize the $1.1 billion of revenue that was deferred in the second quarter. We expect PC shipments to grow 8% to 10% for fiscal year 2007. We believe that PC unit growth rates will be higher in the consumer segment than in the business segment and higher in emerging markets than in mature markets.

Server and Tools

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$2,845	$2,438	17%	$5,344	$4,565	17%
Operating income	$1,032	$767	35%	$1,850	$1,367	35%

Server and Tools consists of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, and other server products. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server and Tools concentrates on licensing products, applications, tools, content, and services that make information technology professionals and developers more productive and efficient. The segment uses multiple channels for licensing including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. The licenses are sold both as one-time licenses and as multi-year volume licenses.

Server and server application revenue, including CAL revenue, and developer tools, training and certification revenue, increased $319 million or 16% during the three months and $643 million or 17% during the six months ended December 31, 2006. This increase was primarily driven by increased revenue associated with SQL Server, Windows Server, and Visual Studio and reflects broad adoption of Windows Server products. SQL Server 2005 and Visual Studio 2005 were launched in the second quarter of fiscal year 2006 and continue to produce revenue growth with SQL Server growing over 30% for the quarter and first half of fiscal year 2007. Overall revenue growth was also driven by Consulting, Premier, and Professional product support services revenue which grew $88 million or 20% during the three months and $136 million or 16% during the six months ended December 31, 2006.

Server and Tools operating income increased during the three and six months ended December 31, 2006, primarily reflecting the increased revenue, partially offset by increased headcount-related costs and cost of revenue for services. Headcount-related costs increased 11% and 12% in the second quarter and first half of fiscal year 2007, respectively, reflecting both an increase in salaries and benefits for existing headcount and a 14% increase in headcount. Cost of revenue increased $49 million or 10% in the second quarter and $92 million or 10% in the first half of fiscal year 2007, reflecting the growth in consulting services provided.

We expect continued revenue growth from fiscal year 2006 product launches and the expansion of our products in security, management and overall Windows Server growth in fiscal year 2007. We continue to estimate that overall server hardware unit shipments will grow 10% to 12% in fiscal year 2007.

Online Services Business

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$624	$593	5%	$1,163	$1,157	1%
Operating income (loss)	$(155)	$58	(367)%	$(291)	$137	(312)%

Online Services Business (“OSB”) includes personal communications services, such as e-mail and instant messaging, and online information offerings, such as Live Search, and the MSN portals and channels around the world. OSB also provides a variety of online services such as MSN Internet Access, MSN Premium Web Services and One Care. Revenue is derived primarily from advertisers on MSN.com and Live Search, from consumers and partners through subscriptions and transactions generated from online paid services, and from MSN narrowband Internet access subscribers. AdCenter – our internally developed advertising platform – now serves all paid search traffic on our online properties in the U.S. and in certain international markets. We continue to launch new online initiatives and expect to do so in the future. For example, in the first half of fiscal year 2007, we have launched Live Search and Live.com in 47 international markets, Live Local Search in the U.S. and U.K., beta versions of MSN Soapbox (our expansion of the MSN Video experience), Virtual Earth TM 3D and other offerings.

OSB revenue increased during the three months ended December 31, 2006, primarily driven by advertising revenue which increased $77 million or 20% to $462 million, due primarily to growth in display advertising for home page, portals, channels, email, and messaging services, partially offset by a $42 million or 31% decrease in access revenue. OSB revenue was flat during the six months ended December 31, 2006, primarily reflecting advertising revenue growth of $94 million or 13% to $836 million, which was offset by a $85 million or 30% decrease in access revenue. The increase in advertising revenue during the six months ended December 31, 2006 reflects increased display revenue partially offset by decreased search revenue as a result of the ongoing transition to adCenter. At December 31, 2006, OSB had 1.8 million access subscribers and 10.7 million total subscribers compared with 2.5 million access subscribers and 9.8 million total subscribers at December 31, 2005. In addition, we estimate that OSB has over 268 million active Hotmail accounts and over 263 million active Messenger accounts.

OSB operating income decreased for the three and six months ended December 31, 2006, primarily reflecting increased headcount-related costs primarily as a result of continued investments in Windows Live, adCenter, and other properties, and increased cost of revenue as a result of the continued build out of our data center infrastructure. Headcount-related costs increased 36% and 39%, respectively, during the three and six months ended December 31, 2006, reflecting both a 36% increase in headcount and an increase in salaries and benefits for existing headcount.

For the remainder of fiscal year 2007, we expect increased growth in display advertising revenue as the portals, channels, and communications services continue to expand globally and the overall Internet advertising market continues to expand. Search revenue is expected to benefit from the transition to adCenter in fiscal year 2007 despite market share pressure on search queries, while revenue from narrowband Internet Access is expected to continue to decline.

Microsoft Business Division

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$3,512	$3,689	(5)%	$6,936	$6,972	(1)%
Operating income	$2,169	$2,445	(11)%	$4,422	$4,689	(6)%

Microsoft Business Division (“MBD”) consists of programs, servers, services, and solutions designed to increase personal, team, and organization productivity. MBD includes the Microsoft Office system, Microsoft Dynamics, and the Microsoft Partner Program. MBD also includes the Small and Mid-market Solutions & Partners organization, which focuses on helping Microsoft, its customers, and industry partners in the small and mid-market customer segments. Our Office System products represent over 90% of Microsoft Business Division revenues and include Microsoft Office, Microsoft Exchange Server and CALs, Microsoft Project, Microsoft Visio, Microsoft Office Communications Server, Sharepoint Portal Server and CALs, Microsoft LiveMeeting, and One Note. Revenue growth depends on the ability to add value to the core Office product set and expand our product offerings in other information worker and business solution areas such as document lifecycle management, collaboration, business intelligence, customer relationship management, and enterprise resource planning.

MBD revenue decreased during the three and six months ended December 31, 2006, primarily reflecting approximately $500 million of revenue deferred during the second quarter as a result of the Microsoft Office Technology Guarantee program and shipments currently in the channel that will be recognized upon the launch of the 2007 Microsoft Office system. Non-OEM revenue, which includes volume licensing, retail packaged products, and preinstalled versions of Office in Japan, decreased $170 million or 5% during the three months ended December 31, 2006, reflecting $312 million of revenue deferred for the Microsoft Office Technology Guarantee program and 2007 Microsoft Office system shipments currently in the channel. OEM revenue decreased $7 million or 2%, reflecting $188 million of revenue deferred for the Microsoft Office Technology Guarantee program. During the six months ended December 31, 2006, OEM revenue decreased $11 million or 1% while non-OEM revenue, which reflects a 19% increase in Microsoft Dynamics customer billings, remained flat.

MBD operating income decreased during the three months ended December 31, 2006, reflecting the decrease in revenue and an increase in sales and marketing expenses primarily related to the 2007 Microsoft Office system. MBD operating income decreased during the six months ended December 31, 2006, reflecting the decrease in revenue and an increase in costs associated with the 2007 Microsoft Office system. During the three and six months ended December 31, 2006, headcount-related costs increased 5% and 11%, respectively, reflecting an 8% increase in headcount over the past 12 months, an increase in salaries and benefits for existing headcount, and offsetting impacts of five and three percentage points, respectively, resulting from the capitalization of certain software development costs.

For the remainder of fiscal year 2007, we expect revenue growth in both non-OEM and OEM offerings due to the launch of the 2007 Microsoft Office system. We expect our third quarter revenue to increase significantly as we recognize the approximately $500 million of revenue that was deferred in the second quarter. We continue to develop plans to drive revenue growth in new areas such as unified communications and through our existing portfolio of Microsoft Dynamics products.

Entertainment and Devices Division

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Revenue	$2,964	$1,687	76%	$3,994	$2,293	74%
Operating loss	$(289)	$(286)	(1)%	$(383)	$(459)	17%

Entertainment and Devices Division (“EDD”) products include the Microsoft Xbox video game console system, PC games, consumer software and hardware products, the Zune digital music and entertainment device, TV platform products for the interactive television industry, and Mobile and Embedded devices (principally Windows Mobile software platform and Windows Embedded device operating system). The success of video game consoles is determined by console innovation, the portfolio of video game content for the console, online offerings, and the market share of the console. We believe that the functionality of the Xbox 360 console, games portfolio, and online offerings are well-positioned relative to competitive consoles launched during the quarter. We also believe launching in advance of competing consoles will provide a strategic advantage for the long-term success of Xbox 360.

EDD revenue increased during the three and six months ended December 31, 2006, primarily driven by increased Xbox 360 console sales, sales of Zune after its November 2006 launch, and increased Xbox accessories and video game sales led by the Xbox 360 title Gears of War. Xbox and PC game revenue increased by approximately $1.0 billion or 76% during the three months and $1.3 billion or 82% during the six months ended December 31, 2006, as a result of higher console volumes and related accessories and video game sales. We sold approximately 4.4 million Xbox 360 consoles during the second quarter and approximately 5.4 million Xbox 360 consoles during the first half of fiscal year 2007. Since the Xbox 360 console was launched in November 2005, we have sold approximately 10.4 million units. Revenue from Zune, consumer hardware and software, and TV platforms increased $260 million or 104% during the three months and $323 or 71% during the six months ended December 31, 2006, primarily reflecting the recent release of Zune, new consumer hardware products, and deployments of MSTV products. Mobile and Embedded Devices revenue increased $29 million or 22% during the three months and $71 million or 31% during the six months ended December 31, 2006, driven by sales growth in Windows Mobile software and Windows Embedded operating systems. Increased revenue for Windows Mobile software was primarily driven by increased market demand for phone-enabled PDAs and Smartphones, partially offset by decreased volume shipments for standalone PDAs. The increase in Windows Embedded revenue was due to our operating system being included in new product designs for both new and existing customers.

EDD operating loss in the second quarter of fiscal year 2007 was flat relative to the prior year and decreased during the six months ended December 31, 2006, reflecting increased revenue and lower Xbox 360 console per unit cost of goods sold, offset by development and marketing expenses primarily related to Xbox and the launch of Zune, and increased Xbox 360 console warranty and repair expenses. Xbox 360 console warranty and repair expenses were primarily driven by the extension of the Xbox 360 console product warranty from 90 days to one year in the United States and Canada. Headcount-related costs increased 12% and 15% during the three and six months ended December 31, 2006, reflecting both an increase in salaries and benefits for existing headcount and a 17% increase in headcount.

In fiscal year 2007, we expect revenue to increase due to the increased availability of Xbox 360 during the entire fiscal year and sales of Zune after its November 2006 launch. The availability of a commercial IPTV product is expected to drive growth in MSTV revenue across several geographies. Revenue from existing mobility and embedded devices is expected to increase due to unit volume increases of Windows Mobile software driven by increased market demand for phone-enabled devices and Windows Embedded operating systems. Short product life cycles in product lines such as Windows Mobile software may impact our continuing revenue streams.

Corporate-Level Results

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Corporate-level results	$(1,165)	$(988)	(18)%	$(2,196)	$(2,286)	4%

Certain corporate-level results are not allocated to our segments. Those results include expenses related to corporate operations associated with broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies.

Corporate-level expenses increased during the three months ended December 31, 2006, primarily reflecting increased headcount-related costs and increased costs for legal settlements and legal contingencies. Corporate-level expenses decreased during the six months ended December 31, 2006, primarily reflecting decreased costs for legal settlements and legal contingencies partially offset by increased headcount-related costs. We incurred $111 million and $198 million in legal charges during the three and six months ended December 31, 2006, respectively, as compared to $66 million and $515 million in legal charges during the three and six months ended December 31, 2005, respectively. Legal costs during the first half of fiscal year 2006 included a $361 million charge related to our settlement with RealNetworks, Inc. Headcount-related costs increased 24% and 27% during the three and six months ended December 31, 2006, respectively, reflecting both an increase in salaries and benefits for existing headcount and a 24% increase in headcount.

Operating Expenses

Cost of Revenue

	Three months ended December 31,		Percentage Change		Six months ended December 31,		Percentage Change
(In millions, except percentages)	2006	2005			2006	2005
Cost of revenue	$3,620	$2,239	62%		$5,316	$3,492	52%
As a percent of revenue	29%	19%	10	ppt	23%	16%	7	ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. Cost of revenue increased in the three and six months ended December 31, 2006, primarily driven by an increase in the number of total Xbox consoles sold, costs associated with Zune, and OSB costs to continue building out our data center infrastructure.

Research and Development

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2006	2005		2006	2005
Research and development	$1,637	$1,591	3%	$3,423	$3,106	10%
As a percent of revenue	13%	13%	—	15%	14%	1	ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Research and development costs increased during the three and six months ended December 31, 2006, primarily as a result of increased headcount-related costs and development costs associated with new offerings including our Windows

Live platform, Windows Vista, the 2007 Microsoft Office system, Unified Communications, and Zune. The increases in research and development costs were partially offset by the capitalization of approximately $120 million of certain software development costs primarily associated with Windows Vista and the 2007 Microsoft Office system. Headcount-related costs decreased 1% and increased 7% during the three and six months ended December 31, 2006, respectively, reflecting a 17% increase in headcount, an increase in salaries and benefits for existing headcount, and offsetting impacts of 11 and six percentage points, respectively, resulting from the capitalization of certain software development costs.

Sales and Marketing

	Three months ended December 31,		Percentage Change		Six months ended December 31,		Percentage Change
(In millions, except percentages)	2006	2005			2006	2005
Sales and marketing	$2,999	$2,689	12%		$5,190	$4,634	12%
As a percent of revenue	24%	23%	1	ppt	22%	21%	1	ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased during the three and six months ended December 31, 2006, primarily as a result of increased headcount-related costs and other marketing costs related to recent and upcoming product launches. Headcount-related costs increased 23% and 25% during the three and six months ended December 31, 2006, respectively, reflecting both an increase in salaries and benefits for existing headcount and a 15% increase in headcount.

General and Administrative

	Three months ended December 31,		Percentage Change		Six months ended December 31,		Percentage Change
(In millions, except percentages)	2006	2005			2006	2005
General and administrative	$814	$661	23%		$1,478	$1,643	(10)%
As a percent of revenue	6%	6%	—	ppt	6%	8%	(2	)ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related costs associated with finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative costs increased during the three months ended December 31, 2006, primarily reflecting increased headcount-related costs and increased costs for legal settlements and legal contingencies. General and administrative costs decreased during the six months ended December 31, 2006, primarily reflecting decreased costs for legal settlements and legal contingencies partially offset by increased headcount-related costs. We incurred $111 million and $198 million in legal charges during the three and six months ended December 31, 2006, respectively, as compared to $66 million and $515 million in legal charges during the three and six months ended December 31, 2005, respectively. Legal costs during the first half of fiscal year 2006 included a $361 million charge related to our settlement with RealNetworks, Inc. Headcount-related costs increased 11% and 17%, respectively, during the three and six months ended December 31, 2006, reflecting both an increase in salaries and benefits for existing headcount and a 15% increase in headcount.

INVESTMENT INCOME, INCOME TAXES, AND OTHER

Investment Income and Other

The components of investment income and other were as follows:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
(In millions)	2006	2005		2006	2005
Dividends and interest	$316	$382	$(66)	$685	$758	$(73)
Net recognized gains on investments	103	212	(109)	466	238	228
Net losses on derivatives	(75)	(185)	110	(231)	(99)	(132)
Other, net	(11)	71	(82)	(20)	89	(109)

Investment income and other	$333	$480	$(147)	$900	$986	$(86)

For the three months and six months ended December 31, 2006, dividends and interest income declined, reflecting a decline in the average balance of dividend and interest-bearing investments, partly offset by higher interest rates received on our fixed-income investments. Net gains on sales of equity investments, net gains on sales of fixed-income investments, and other-than-temporary impairments on both equity and fixed-income investments comprise our net recognized gains on investments. Net recognized gains for the three months ended December 31, 2006, declined primarily due to fewer gains on the sale of equity investments in the current period as compared to the comparable period in the prior year. Other-than-temporary impairments in the second quarter of fiscal 2007 were not material and were $37 million in the comparable quarter of the prior fiscal year. Net recognized gains for the six months ended December 31, 2006, increased primarily due to gains on sales of fixed-income investments in the current period as compared to losses in the prior period, partly offset by fewer gains on the sale of equity investments in the current period as compared to the prior period. Net gains on investments for the six months ended December 31, 2006 included $15 million in other-than-temporary impairments in the current period as compared to $49 million in the comparable period of the prior fiscal year.

We use derivative instruments to manage exposures to interest rates, equity prices, and foreign currency markets and to facilitate portfolio diversification. Net losses on derivatives were as follows:

	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
(In millions)	2006	2005		2006	2005
Net losses on equity derivatives	$(1)	$(9)	$8	$(38)	$97	$(135)
Net gains/(losses) on commodity derivatives	(1)	(54)	53	(27)	50	(77)
Net losses on interest rate derivatives	(2)	(28)	26	(14)	(49)	35
Net losses on foreign exchange contracts	(71)	(94)	23	(152)	(197)	45

Net losses on derivatives	$(75)	$(185)	$110	$(231)	$(99)	$(132)

During the three months ended December 31, 2006, we experienced fewer net losses on derivatives as compared the comparable period in the prior year primarily reflecting smaller losses on commodity and interest rate derivatives. Additionally, net losses in time value on foreign exchange contracts used to hedge anticipated foreign currency revenues declined in the current period as compared to the prior period. During the six months ended December 31, 2006, net losses on derivatives were higher in the current year primarily due to losses on equity derivatives in the current period as compared to gains in the prior period.

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

During the second quarter of the prior fiscal year, Microsoft and NBC Universal, Inc. entered into amended and restated agreements to restructure their joint venture relationships for MSNBC Cable L.L.C. (“CJV”) and MSNBC Interactive News, L.L.C. (“IJV”). Investment income and other for the prior year includes a net gain related to the restructuring of CJV and IJV.

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

Income Taxes

Our effective tax rate was 31% for the three and six months ended December 31, 2006. Our effective tax rate for the three months and six months ended December 31, 2005 was 29% and 30%, respectively.

FINANCIAL CONDITION

Cash and equivalents and short-term investments totaled $28.87 billion as of December 31, 2006, compared to $34.16 billion as of June 30, 2006. Equity and other investments were $9.63 billion as of December 31, 2006, compared to $9.23 billion as of June 30, 2006. The investment portfolio consists primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S.-dollar-denominated securities, but also includes foreign-denominated securities in order to diversify financial risk. The portfolio is primarily invested in short-term securities to facilitate rapid deployment for immediate cash needs. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $24.52 billion at December 31, 2006. Our retained deficit is not expected to impact our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

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

Unearned revenue as of December 31, 2006 increased $1.8 billion from September 30, 2006, and $1.0 billion from June 30, 2006, primarily reflecting the $1.6 billion second quarter revenue deferral. The increase from June 30, 2006 was partially offset by the recognition of unearned revenue from multi-year licensing that exceeded deferrals by $0.7 billion.

The following table outlines the expected recognition of unearned revenue as of December 31, 2006:

(In millions)	Recognition of Unearned Revenue
Three months ended:
March 31, 2007	$5,177
June 30, 2007	2,496
September 30, 2007	1,495
December 31, 2007	855
Thereafter	1,838

Unearned revenue	$11,861

See Note 4 – Unearned Revenue of the Notes to Financial Statements (Part I, Item 1)

Cash Flows

Cash flow from operations for the six months ended December 31, 2006 decreased $457 million from the first six months of fiscal year 2006 to $6.10 billion, due to increased payments for income taxes contributing to an $898 million increase in cash used for other current liabilities combined with cash used to fund other changes in working capital. These impacts were partially offset by a $1.27 billion increase in cash from deferred revenue due to increased billings in the six months ended December 31, 2006. Cash used for financing was $10.50 billion in the first half of fiscal year 2007, a decrease of $245 million from the corresponding period in fiscal year 2006. Several events occurred during the first half of fiscal year 2007 that affected cash used for financing. JPMorgan exercised approximately 113 million call options for $3.30 billion in December 2006 which was included in the $4.83 billion of common stock issued during the six months ended December 31, 2006, an increase of $3.37 billion from the same period in fiscal year 2006. We also completed our tender offer on August 17, 2006, which was included in the $13.48 billion of common stock repurchases in the six months ended December 31, 2006. Cash from investing was $4.50 billion in the first half of fiscal year 2007, an increase of $1.07 billion from the first half of fiscal year 2006, due to a $2.14 billion increase in net cash from combined investment purchases, sales, and maturities, partially offset by increased additions to property and equipment and a decline in our securities lending program in which we lend certain fixed-income and equity securities to increase investment returns.

We have no material long-term borrowings. Stockholders’ equity at December 31, 2006, was $36.63 billion. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices. We have issued residual value guarantees in connection with various operating leases. These guarantees provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of December 31, 2006, the maximum amount of the residual value guarantees was approximately $271 million. We believe that proceeds from the sale of properties under operating leases would exceed the payment obligation and therefore no liability currently exists. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

On September 13, 2006, our Board of Directors declared a regular quarterly dividend of $0.10 per share. The dividend was paid on December 14, 2006 to shareholders of record at the close of business on November 16, 2006. On December 20, 2006, our Board of Directors declared a regular quarterly dividend of $0.10 per share. The dividend is payable on March 8, 2007 to shareholders of record at the close of business on February 15, 2007. This dividend of approximately $978 million was included in other current liabilities on our balance sheet. On September 23, 2005, our Board of Directors declared a regular quarterly dividend of $0.08 per share. The dividend was paid on December 8, 2005, to shareholders of record at the close of business on November 17, 2005. On December 14, 2005, our Board of Directors declared a regular quarterly dividend of $0.09 per share. The dividend was paid on March 9, 2006 to shareholders of record at the close of business on February 17, 2006.

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20 billion tender offer, which was completed on August 17, 2006; and authorization for up to an additional $20 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of December 31, 2006, approximately $29.3 billion remained of the $36.2 billion approved repurchase amount.

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

Other Matters

During the quarter, we finalized a set of business and technical collaboration agreements with Novell, Inc. that are intended to provide greater interoperability between the two companies’ products. As part of these arrangements, each company also announced agreements to provide their respective customers with patent coverage for covered products. These agreements will be in place until at least 2012. The parties also provided releases to each other for prior patent infringement.

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

RECENTLY ISSUED ACCOUNTING STANDARDS

In September 2006, the Securities and Exchange Commission issued Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires analysis of misstatements using both an income statement (rollover) approach and a balance sheet (iron curtain) approach in assessing materiality and provides for a one-time cumulative effect transition adjustment. SAB No. 108 is effective for our fiscal year 2007 annual financial statements. We are currently assessing the potential impact that adoption of SAB No. 108 will have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We are currently assessing the potential impact that adoption of SFAS No. 157 will have on our financial statements.

In June 2006, the FASB issued FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The interpretation prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN No. 48 requires recognition of tax benefits that satisfy a greater than 50% probability threshold. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. We are currently assessing the potential impact that adoption of FIN No. 48 will have on our financial statements.

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

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (July 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

We account for research and development costs in accordance with applicable accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. This is generally shortly before the products are released to manufacturing. During the second quarter of fiscal year 2007, we determined that technological feasibility was reached with Windows Vista and the 2007 Microsoft Office system. Accordingly, we capitalized approximately $120 million of software development costs during the quarter. Previously, such costs were expensed. The amortization of these costs will be included in cost of revenue over the estimated life of the products.

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. SFAS No. 5, Accounting for Contingencies, requires that an estimated loss from a loss contingency such as a legal proceeding or claim should be accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our results of operations, financial position, or our cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency, interest rate, fixed-income, equity, and commodity price risks. A portion of these risks is hedged, but fluctuations could impact our results of operations, financial position, and cash flows. We hedge a portion of anticipated revenue and accounts receivable exposure to foreign currency fluctuations, primarily with option contracts. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. Fixed-income securities and interest rate derivatives are subject primarily to interest rate risk. The portfolio is diversified and structured to minimize credit risk. Securities held in our equity and other investments portfolio and equity derivatives are subject to price risk, and are generally not hedged. However, we use options to hedge our price risk on certain equity securities that are held primarily for strategic purposes. Commodity derivatives held for the purpose of portfolio diversification are subject to commodity price risk.

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

The following table sets forth the one-day VaR for substantially all of our positions as of and for the three months ended December 31, 2006, and as of June 30, 2006:

(In millions)	June 30, 2006	December 31, 2006	Three months ended December 31, 2006
Risk Categories			Average	High	Low
Interest rates	$66	$41	$42	$47	$37
Currency rates	91	43	58	71	43
Equity prices	88	59	56	59	54
Commodity prices	12	7	7	8	6

Total one-day VaR for the combined risk categories was $89 million at December 31, 2006 and $158 million at June 30, 2006. The total VaR is 40% less at December 31, 2006, and 38% less at June 30, 2006, than the sum of the separate risk categories in the above table due to the diversification benefit of the overall portfolio.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2006 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 7 – Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding legal proceedings in which we are involved.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock. Please refer also to our annual report on Form 10-K for fiscal year 2006 for additional information concerning these and other uncertainties that could negatively impact the Company.

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

We have claims and lawsuits against us that may result in adverse outcomes. We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of the claims pending against us may result in significant monetary damages or injunctive relief against us that could adversely affect our ability to conduct our business. Although management currently believes that resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations, or cash flows, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. There exists the possibility of a material adverse impact on our financial position, results of operations, and cash flows for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

We have limited insurance. We maintain third party insurance coverage against various liability risks and risks of property loss. Because of the unavailability or high cost of conventional insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of December 31, 2006, the face value of captive insurance arrangements was $2.0 billion. Actual value at any particular time will vary due to deductibles, exclusions, other restrictions, and claims. Although we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with the risks discussed in this report or other events could exceed the coverage provided by such arrangements.

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

Other risks that may affect our business. Other factors that may affect our performance may include:

•	Sales channel disruption, such as the bankruptcy of a major distributor

•	Our ability to implement operating cost structures that align with revenue growth

•	The continued availability of third-party distribution channels for MSN service and other online offerings

•	Disruption to our operations as a result of weather-related events

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
October 1, 2006 – October 31, 2006	6,470,000	$28.70	6,470,000	$35,112,863,601
November 1, 2006 – November 30, 2006	111,180,100	29.29	111,180,100	31,856,664,408
December 1, 2006 – December 31, 2006	87,766,471	29.56	87,766,471	29,261,979,966

	205,416,571		205,416,571

On July 20, 2006, we announced that our Board of Directors authorized a $20 billion ongoing share repurchase program with an expiration of June 30, 2011. On August 18, 2006, we announced that the authorization for the $20 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. The repurchase program may be suspended or discontinued at any time without prior notice. During the second quarter of fiscal year 2007, we repurchased 205.4 million shares for $6.0 billion under the plan. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on November 14, 2006.

The following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Against	Abstain
William H. Gates III	8,461,064,639	92,775,414	64,567,873
Steven A. Ballmer	8,459,565,558	93,158,224	65,684,145
James I. Cash Jr.	8,488,064,349	59,691,681	70,651,896
Dina Dublon	8,506,597,478	41,578,270	70,232,178
Raymond V. Gilmartin	8,496,469,361	47,166,659	74,771,906
David F. Marquardt	8,452,715,964	94,830,441	70,861,525
Charles H. Noski	8,505,697,393	39,381,601	73,328,935
Helmut Panke	8,506,411,877	38,769,998	73,226,051
Jon A. Shirley	8,446,160,930	101,990,883	70,256,116

2.	To ratify selection of Deloitte & Touche LLP as the Company’s independent auditor for fiscal year 2007.

For	8,460,674,663
Against	94,018,665
Abstain	63,714,601
Broker non-vote	1,225,751,130

The following proposals were not adopted by the margins indicated:

3.	Shareholder proposal to restrict selling products and services to foreign governments.

For	123,346,451
Against	5,767,016,863
Abstain	737,686,372
Broker non-vote	3,216,109,373

4.	Shareholder proposal about sexual orientation and the Company’s equal employment opportunity policy.

For	177,168,386
Against	6,157,684,760
Abstain	293,196,539
Broker non-vote	3,216,109,372

5.	Shareholder proposal about hiring a proxy advisor for shareholders.

For	122,072,089
Against	6,087,861,013
Abstain	418,116,582
Broker non-vote	3,216,109,374

Item 6. Exhibits

15	Letter re unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 3 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 25, 2007	Microsoft Corporation

	By:	/s/ FRANK H. BROD
Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Authorized Officer)