Form 10-Q
period 2007-03-31
MICROSOFT CORP
filed 2007-04-26
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2007

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

Large accelerated filer  ☒                      Accelerated filer  ☐                  Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 23, 2007
Common Stock, $0.00000625 par value per share	9,566,808,383 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2007

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except per share amounts)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Revenue	$14,398	$10,900	$37,751	$32,478
Operating expenses:
Cost of revenue	2,140	2,028	7,456	5,520
Research and development	1,750	1,617	5,173	4,723
Sales and marketing	2,936	2,362	8,126	6,996
General and administrative	983	1,005	2,461	2,648

Total operating expenses	7,809	7,012	23,216	19,887

Operating income	6,589	3,888	14,535	12,591
Investment income and other	382	427	1,282	1,413

Income before income taxes	6,971	4,315	15,817	14,004
Provision for income taxes	2,045	1,338	4,787	4,233

Net income	$4,926	$2,977	$11,030	$9,771

Earnings per share:
Basic	$0.51	$0.29	$1.12	$0.93

Diluted	$0.50	$0.29	$1.11	$0.92

Weighted average shares outstanding:
Basic	9,725	10,303	9,821	10,521

Diluted	9,862	10,415	9,955	10,627

Cash dividends declared per common share	$0.10	$0.09	$0.30	$0.26

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	March 31, 2007	June 30, 2006(1)
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$7,611	$6,714
Short-term investments (including securities pledged as collateral of $2,758 and $3,065)	20,625	27,447

Total cash, equivalents, and short-term investments	28,236	34,161
Accounts receivable, net of allowance for doubtful accounts of $141 and $142	8,454	9,316
Inventories, net	1,750	1,478
Deferred income taxes	1,969	1,940
Other	2,374	2,115

Total current assets	42,783	49,010
Property and equipment, net	3,923	3,044
Equity and other investments	9,624	9,232
Goodwill	4,217	3,866
Intangible assets, net	699	539
Deferred income taxes	1,417	2,611
Other long-term assets	1,228	1,295

Total assets	$63,891	$69,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$2,843	$2,909
Accrued compensation	1,878	1,938
Income taxes	1,930	1,557
Short-term unearned revenue	8,551	9,138
Securities lending payable	3,032	3,117
Other	3,393	3,783

Total current liabilities	21,627	22,442
Long-term unearned revenue	1,732	1,764
Other long-term liabilities	5,559	5,287
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 9,572 and 10,062	60,827	59,005
Retained deficit, including accumulated other comprehensive income of $1,535 and $1,229	(25,854)	(18,901)

Total stockholders’ equity	34,973	40,104

Total liabilities and stockholders’ equity	$63,891	$69,597

(1)	Derived from audited financial statements

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Operations
Net income	$4,926	$2,977	$11,030	$9,771
Depreciation, amortization, and other noncash items	445	177	1,059	642
Stock-based compensation expense	321	374	1,214	1,352
Net recognized gains on investments	(61)	(59)	(296)	(264)
Excess tax benefits from stock-based payment arrangements	(7)	(23)	(55)	(67)
Deferred income taxes	981	(271)	630	(229)
Unearned revenue	4,551	3,670	13,797	10,372
Recognition of unearned revenue	(6,121)	(3,615)	(14,436)	(10,656)
Accounts receivable	1,455	972	1,011	368
Other current assets	7	(134)	(350)	(828)
Other long-term assets	(32)	(4)	(431)	(12)
Other current liabilities	772	229	(424)	(69)
Other long-term liabilities	54	270	645	743

Net cash from operations	7,291	4,563	13,394	11,123

Financing
Common stock issued	784	442	5,618	1,909
Common stock repurchased	(6,878)	(4,675)	(20,358)	(15,226)
Common stock cash dividends	(976)	(925)	(2,853)	(2,628)
Excess tax benefits from stock-based payment arrangements	7	23	55	67
Other	0	0	(23)	0

Net cash used for financing	(7,063)	(5,135)	(17,561)	(15,878)

Investing
Additions to property and equipment	(461)	(302)	(1,444)	(833)
Acquisition of companies, net of cash acquired	(41)	(83)	(502)	(333)
Purchases of investments	(7,257)	(10,082)	(29,214)	(45,643)
Maturities of investments	1,688	1,208	3,847	2,900
Sales of investments	6,264	8,755	32,413	46,836
Securities lending payable	318	1,337	(86)	1,337

Net cash from investing	511	833	5,014	4,264

Net change in cash and equivalents	739	261	847	(491)
Effect of exchange rates on cash and equivalents	13	7	50	(9)
Cash and equivalents, beginning of period	6,859	4,083	6,714	4,851

Cash and equivalents, end of period	$7,611	$4,351	$7,611	$4,351

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Common stock and paid-in capital
Balance, beginning of period	$61,152	$60,140	$59,005	$60,413
Common stock issued	782	443	5,616	1,732
Common stock repurchased	(1,499)	(1,052)	(4,605)	(3,412)
Stock-based compensation expense	321	374	1,214	1,352
Stock option income tax benefits/(deficiencies)	71	(55)	(410)	(236)
Other	0	0	7	1

Balance, end of period	60,827	59,850	60,827	59,850

Retained deficit
Balance, beginning of period	(24,519)	(15,932)	(18,901)	(12,298)

Net income	4,926	2,977	11,030	9,771
Other comprehensive income:
Net gains/(losses) on derivative instruments	(31)	(27)	(59)	109
Net unrealized investments gains/(losses)	(41)	(92)	296	(425)
Translation adjustments and other	25	6	69	(13)

Comprehensive income	4,879	2,864	11,336	9,442
Common stock cash dividends	(955)	(912)	(2,904)	(2,692)
Common stock repurchased	(5,259)	(3,832)	(15,385)	(12,264)

Balance, end of period	(25,854)	(17,812)	(25,854)	(17,812)

Total stockholders’ equity	$34,973	$42,038	$34,973	$42,038

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

Note 2 – Inventories, net

Components of inventories were as follows:

(In millions)	March 31, 2007	June 30, 2006
Finished goods	$1,330	$1,013
Raw materials and work in process	420	465

Inventories, net	$1,750	$1,478

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions, except earnings per share)	2007	2006	2007	2006
Net income available for common shareholders (A)	$4,926	$2,977	$11,030	$9,771

Weighted average outstanding shares of common stock (B)	9,725	10,303	9,821	10,521
Dilutive effect of employee stock options and awards	137	112	134	106

Common stock and common stock equivalents (C)	9,862	10,415	9,955	10,627

Earnings per share:
Basic (A/B)	$0.51	$0.29	$1.12	$0.93

Diluted (A/C)	$0.50	$0.29	$1.11	$0.92

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2007	2006	2007	2006
Shares excluded from calculation of diluted EPS	230	556	248	563
Shared performance stock awards excluded from calculation of diluted EPS	10	19	10	19

Note 4 – Unearned Revenue

Components of unearned revenue were as follows:

(In millions)	March 31, 2007	June 30, 2006
Volume licensing programs	$6,946	$7,661
Undelivered elements	1,968	2,066
Other	1,369	1,175

Unearned revenue	$10,283	$10,902

Unearned revenue by segment was as follows:

(In millions)	March 31, 2007	June 30, 2006
Client	$2,684	$2,851
Server and Tools	2,825	2,910
Microsoft Business Division	4,341	4,783
Other	433	358

Unearned revenue	$10,283	$10,902

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 5 – Stockholders’ Equity

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.0 billion tender offer, which was completed on August 17, 2006; and authorization for up to an additional $20.0 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.0 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of March 31, 2007, approximately $22.5 billion remained of the $36.2 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice. In any period, cash used in financing activities related to common stock repurchased may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

We repurchased common stock in fiscal year 2006 pursuant to the repurchase program approved by our Board of Directors on July 20, 2004 to buy back up to $30.0 billion of Microsoft common stock. On July 20, 2006, we announced the completion of that repurchase program. The repurchases were made using our cash resources.

We repurchased the following shares of common stock under the above-described repurchase plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
	2007	2006	2007	2006
Shares of common stock repurchased (in millions)	237	181	728	578
Value of common stock repurchased (in billions)	$6.7	$4.9	$19.7	$15.6

In December 2006, JP Morgan Chase Bank (“JPMorgan”) exercised approximately 113 million call options for $3.3 billion at an average price per share of $28.80. The call options were among 345 million options acquired by JPMorgan in fiscal year 2004 through our employee stock option transfer program. The other approximately 232 million options expired unexercised.

During the nine months ended March 31, 2007 and 2006, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount		Payment Date
			(in millions)
(Fiscal year 2007)
September 13, 2006	$0.10	November 16, 2006	$980		December 14, 2006
December 20, 2006	$0.10	February 15, 2007	$978		March 8, 2007
March 26, 2007	$0.10	May 17, 2007	$957	(1)	June 14, 2007

(Fiscal year 2006)
September 23, 2005	$0.08	November 17, 2005	$846		December 8, 2005
December 14, 2005	$0.09	February 17, 2006	$926		March 9, 2006
March 27, 2006	$0.09	May 17, 2006	$916		June 8, 2006

(1)	This dividend was included in other current liabilities on our balance sheet as of March 31, 2007.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6 – Investment Income and Other

Components of investment income and other were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2007	2006	2007	2006
Dividends and interest	$333	$369	$1,018	$1,127
Net recognized gains on investments	39	67	505	305
Net gains/(losses) on derivatives	22	(8)	(209)	(107)
Other, net	(12)	(1)	(32)	88

Investment income and other	$382	$427	$1,282	$1,413

Note 7 – Contingencies

Government competition law matters. In March 2004, the European Commission issued a decision in its competition law investigation of us. The Commission concluded that we infringed European competition law by refusing to license to our competitors certain protocol technology in the Windows server operating systems and by including streaming media playback features in Windows desktop operating systems. The Commission ordered us to license the protocol technology to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified media playback software. The Commission also fined us €497 million ($605 million). We appealed the decision to the Court of First Instance. In July 2006 the European Commission determined that we had not complied with the technical documentation requirements of the 2004 Decision, and fined us €281 million ($351 million). We have appealed this fine to the Court of First Instance. We have expensed and paid both fines, pending resolution of the appeals. On March 1, 2007, the European Commission announced a new statement of objections. The new statement of objections claims that the pricing terms we proposed for licensing certain server protocol technology as required by the March 2004 decision are not “reasonable.” The statement of objections threatens to impose new fines of up to €500,000 ($675,000) per day from December 2005 to June 2006, up to €2 million ($2.7 million) per day from June to July 2006, and up to €3 million ($4 million) per day beginning August 2006. The maximum amount of the potential fine as of March 31, 2007 is $1.2 billion. We have submitted a written response to the statement of objections and are seeking to determine the royalty rates that the Commission will deem reasonable.

In December 2005, the Korean Fair Trade Commission (“KFTC”) ruled in its investigation of us that we abused a market dominant position and engaged in unfair trade practices under the Korean Fair Trade Act. The KFTC stated we violated the Act by building instant messaging and media player features into the Windows PC operating system and streaming media technologies into the Windows server operating system. The KFTC imposed a fine of approximately $34 million which we have expensed and paid. The KFTC’s order issued in February 2006 held that our integration of these media and messaging features into the Windows PC and server operating systems was an abuse of monopoly power and unlawful tying in violation of the Korean Fair Trade Act. The order required us to develop and distribute in Korea versions of Windows XP and its successors that do not include Windows Media Player or Windows Messenger functionality. We also may distribute a second modified version of Windows that contains the media and messenger features, as long as it includes promotional links to certain competing media players and instant messengers. We have appealed the KFTC’s decision to the Seoul High Court. In May 2006, the KFTC denied our motion for reconsideration of its ruling, but also dropped the element of its ruling that prohibited us from including media player or instant messaging functionality in any product other than the Windows client operating system for which we have a 50% or greater market share. On

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

August 23, 2006, we released the mandated versions of Windows XP Home Edition and Windows XP Professional Edition.

In other ongoing investigations, various foreign governments and several state attorneys general have requested information from us concerning competition, privacy, and security issues.

Antitrust, unfair competition, and overcharge class actions. A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state and federal courts on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products. We obtained dismissals of damages claims of indirect purchasers under federal law and in 15 states. Courts refused to certify classes in two additional states. We have reached agreements to settle all claims in 20 states.

Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers.

The settlements in all states but Iowa have received final court approval. Settlements in Arkansas and Wisconsin received final court approval in March 2007. The Iowa case settled in February 2007 and the court gave its preliminary approval of the settlement in April 2007. The cases in Mississippi have not been settled. We estimate the total cost to resolve all of these cases will range between $1.7 billion and $1.9 billion. The actual cost depends on factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims. At March 31, 2007, we have recorded a liability related to these claims of approximately $1.2 billion, which reflects our estimated exposure of $1.7 billion less payments made to date of approximately $500 million, mostly for administrative expenses and legal fees.

Other antitrust litigation and claims. In November 2004, Novell, Inc. filed a complaint in U.S. District Court in Utah, now consolidated with other cases in Maryland, asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. An appeal of that ruling is now pending and the case is effectively stayed during the appeal.

Patent and intellectual property claims. We are vigorously defending more than 35 patent infringement cases. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in U.S. District Court in Illinois in 1999, the plaintiffs alleged infringement by the browser functionality of Windows. In January 2004, the trial court entered final judgment of $565 million, and entered an injunction against distribution of any new infringing products, but stayed execution of the judgment and the injunction pending our appeal. We appealed and in March 2005 the U.S. Court of Appeals for the Federal Circuit reversed the decision and vacated the judgment, based on certain evidentiary rulings of the trial court. The appellate court also reversed the trial court’s decision that the inventors had not engaged in inequitable conduct. The actual costs will depend upon many unknown factors such as the outcome of a retrial of the plaintiff’s claims.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Microsoft and Alcatel-Lucent Matters. Microsoft and Alcatel-Lucent are parties to a number of legal proceedings relating to certain patents of each of the companies. Some of these actions began before the merger of Alcatel and Lucent in 2006. For simplicity, we refer to the post-merger entity of Alcatel-Lucent throughout the following discussion.

•

In 2003, we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents. Alcatel-Lucent has asserted claims under these patents against computer manufacturers that sell computers with our operating system and application software pre-installed. In February 2007, the jury returned a verdict in Alcatel-Lucent’s favor in the first of a series of patent trials, and awarded $1.5 billion in damages. The trial court has dismissed Alcatel-Lucent’s claims with respect to a second group of patents. Trial on a third group of patents is scheduled to begin in May 2007. The court has not assigned a trial date on an additional group of patents.

•

In March 2006, Alcatel-Lucent filed a lawsuit against us in U.S. District Court in California, claiming the Xbox 360 violates one of its patents. In response, we asserted counterclaims that Alcatel-Lucent infringes 10 Microsoft patents by its sales of various products. That case has been set for trial in April 2008.

•

In November 2006, Alcatel-Lucent filed two patent infringement cases against us in U.S. District Court in Texas, asserting IPTV and various networking functionalities violate seven of its patents. The case is set for trial in January 2009.

•

In February 2007, we filed a complaint against Alcatel-Lucent with the International Trade Commission claiming Alcatel-Lucent is infringing four Microsoft patents related to our unified communications technology and seeking to prevent the import of certain Alcatel-Lucent unified communications products into the U.S.

The actual costs to resolve these cases will depend upon many unknown factors such as the outcome of post-trial motions, any appeals, and the results of the remaining trials.

In Z4 Technologies, Inc. v. Microsoft, filed in U.S. District Court in Texas in September 2004, the plaintiff alleged that Microsoft Windows and Office product activation functionality violates its patent rights. In April 2006, the jury rendered a $115 million verdict against us. In August 2006, the trial court increased damages by $25 million pursuant to the jury’s finding of willful infringement and awarded Z4 $2 million in attorneys’ fees. We have appealed the verdict.

In Veritas Operating Corporation v. Microsoft, filed in U.S. District Court in Washington in May 2006, a subsidiary of Symantec filed an action asserting trade secret misappropriation, breach of contract, and patent infringement relating to certain storage technologies.

Adverse outcomes in some or all of the matters described in this section may result in significant monetary damages or injunctive relief against us that would adversely affect distribution of our operating system or application products. We may enter into material settlements because of these risks.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As of March 31, 2007, we had accrued aggregate liabilities of approximately $800 million in other current liabilities and approximately $800 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could be up to $3.7 billion in aggregate beyond recorded amounts. One or more unfavorable outcomes may result in a material adverse impact on the Company’s future financial position, results of operations, and cash flows.

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

Server and Tools includes the former Server and Tools segment, excluding Exchange Server, Exchange client access licenses and a portion of Core client access licenses that are now a part of the Microsoft Business Division. Server and Tools generates revenues from the following products: Windows Server operating system, Microsoft SQL Server, Visual Studio, Forefront security family of products, and Biz Talk Server among others. In addition, Server and Tools provides the following services: Microsoft Consulting Services; Premier; and professional support services.

Online Services Business (“OSB”) includes the former MSN segment and Windows Live. OSB derives its revenue principally through the delivery of online advertising. OSB also generates services revenue through providing the following online offerings: MSN Internet Access; MSN Premium Web Services (consisting of MSN Internet Software Subscriptions, MSN Hotmail Plus, MSN Bill Pay, and MSN Radio Plus); and MSN Mobile Services.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Segment revenue and operating income/(loss) was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2007	2006	2007	2006
Revenue
Client	$5,279	$3,135	$11,110	$9,721
Server and Tools	2,755	2,396	8,105	6,970
OSB	622	564	1,785	1,725
MBD	4,833	3,612	11,769	10,582
EDD	947	1,165	4,968	3,464
Unallocated and other	(38)	28	14	16

Consolidated	$14,398	$10,900	$37,751	$32,478

Operating income/(loss)
Client	$4,280	$2,475	$8,731	$7,755
Server and Tools	938	748	2,837	2,256
OSB	(205)	(29)	(496)	183
MBD	3,393	2,406	7,787	7,155
EDD	(330)	(438)	(749)	(894)
Reconciling amounts	(1,487)	(1,274)	(3,575)	(3,864)

Consolidated	$6,589	$3,888	$14,535	$12,591

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2007	2006	2007	2006
Summary of reconciling amounts:
Corporate-level activity	$(1,540)	$(1,331)	$(3,754)	$(3,629)
Stock-based compensation expense	103	0	44	(264)
Revenue reconciling amounts	(34)	28	(7)	16
Other	(16)	29	142	13

Total	$(1,487)	$(1,274)	$(3,575)	$(3,864)

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9 – Goodwill

Changes in the carrying amount of goodwill for fiscal year 2007 by segment were as follows:

(In millions)
	Balance as of July 1, 2006	Acquisitions /purchase accounting adjustments	Balance as of September 30, 2006	Acquisitions /purchase accounting adjustments	Balance as of December 31, 2006	Acquisitions /purchase accounting adjustments	Balance as of March 31, 2007
Client	$74	$—	$74	$(2)	$72	$5	$77
Server and Tools	256	295	551	12	563	17	580
Online Services Business	455	4	459	47	506	3	509
Microsoft Business Division	2,682	(11)	2,671	(45)	2,626	(1)	2,625
Entertainment and Devices Division	399	(1)	398	24	422	4	426

Total	$3,866	$287	$4,153	$36	$4,189	$28	$4,217

During the nine months ended March 31, 2007, we acquired Softricity, Inc., a provider of application virtualization and dynamic streaming technologies, and ten other companies for total consideration of approximately $550 million, which was primarily paid in cash. As a result of these acquisitions, we recorded $433 million of goodwill, none of which is expected to be deductible for tax purposes. All of the entities were consolidated with Microsoft since their respective acquisition dates. The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of March 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended March 31, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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
Seattle, Washington April 25, 2007

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

We develop, manufacture, license, and support a wide range of software products for many computing devices. Our software products include operating systems for servers, PCs, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; and software development tools. We provide consulting and product support services, and we train and certify system integrators and developers. We sell the Xbox video game console and games, the Zune digital music and entertainment device, PC games, and PC peripherals. Online communication and information services are delivered through our MSN portals, channels around the world, and Live Search capabilities.

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

Summary

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Revenue	$14,398	$10,900	32%	$37,751	$32,478	16%
Operating income	$6,589	$3,888	69%	$14,535	$12,591	15%

For the three months ended March 31, 2007, our revenue growth was driven primarily by licensing of Windows Vista and the 2007 Microsoft Office system, both of which became available to consumers in January 2007, and increased licensing of Windows Server, SQL Server, and Visual Studio. During the quarter, we recognized approximately $1.7 billion of revenue previously deferred from the Express Upgrade to Windows Vista and Microsoft Office Technology Guarantee programs and pre-shipments of Windows Vista and the 2007 Microsoft Office system. The technology guarantee programs provided consumers who purchased current products with free or discounted rights to Windows Vista and the 2007 Microsoft Office system when those products became available to consumers. Our revenue increase for the nine months ended March 31, 2007 was driven primarily by licensing of Windows Vista and the 2007 Microsoft Office system, sales of the Xbox 360 console which was launched in November 2005, and increased licensing of SQL Server, Windows Server, and Visual Studio.

For the three months ended March 31, 2007, operating income increased driven primarily by the increased revenue, partially offset by increased headcount-related costs and increased marketing and advertising expenses primarily related to our recent product launches. The increase in operating income during the quarter also reflects a decrease in cost of revenue due to a shift to products with higher margins. For the nine months ended March 31, 2007, operating income increased driven primarily by the increased revenue, partially offset by increased costs of revenue associated with the Xbox 360 console and increased headcount-related costs as we continue to invest in offerings such as the Windows Live platform and recently launched products such as the 2007 Microsoft Office system, Windows Vista and Zune. Headcount-related costs, increased 15% during the three and nine months ended March 31, 2007, reflecting a 13% increase in headcount over the past 12 months and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense.

We expect revenue to continue to grow during the fourth quarter of fiscal year 2007 compared to the same quarter of the prior year primarily due to our recent product launches. We estimate that PC unit growth for the quarter will be 10% to 12%. Within the overall PC market, we expect current trends to continue with consumer segment growth exceeding that of the business segment and emerging market growth exceeding that of mature markets. We also expect operating income to continue to grow during the fourth quarter of fiscal year 2007 compared to the same quarter of the prior year.

SEGMENT PRODUCT REVENUE AND OPERATING INCOME (LOSS)

Revenue and operating income/(loss) amounts in this section are presented on a basis consistent with U.S. GAAP and include certain reconciling items that have been attributed to each of the segments. Segment information appearing in Note 8 – Segment Information of the Notes is presented on a basis consistent with the Company’s current internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is presented separately. Fiscal year 2006 amounts have been restated for certain internal reorganizations.

Client

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Revenue	$5,272	$3,151	67%	$11,164	$9,742	15%
Operating income	$4,244	$2,496	70%	$8,785	$7,750	13%

Client consists of premium edition and standard Windows operating systems. Premium offerings are those that include additional functionality and are sold at a price above our standard versions. Premium offerings include Windows XP Professional, XP Media Center Edition, XP Tablet PC Edition, Vista Business, Vista Home Premium, and Vista Ultimate. Standard Windows operating systems include Windows XP Home and Windows Vista Home Basic. Client revenue growth correlates with the growth of purchases of PCs from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for approximately 80% of total Client revenue. The differences between unit growth rates and revenue growth rates from year to year are affected by changes in the mix of OEM Windows operating systems licensed with premium edition operating systems as a percentage of total OEM Windows operating systems licensed (“OEM premium mix”), changes in the geographical mix, and the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders.

Client revenue increased for the three months ended March 31, 2007, primarily reflecting licensing of Windows Vista, including recognition of approximately $1.2 billion of revenue previously deferred in fiscal year 2007 pending the January 2007 release to consumers. The increased revenue also reflects 20% growth in OEM license units from increased PC unit shipments and retail sales. During the quarter, the OEM premium mix increased 18 percentage points over the prior year to 71% driven by the demand for Windows Vista Home Premium. Client revenue increased during the nine months ended March 31, 2007, reflecting the increased revenue primarily associated with Windows Vista and 13% growth in OEM license units from increased PC unit shipments. The increase during the nine months ended March 31, 2007 also reflects growth in OEM revenue of $1.0 billion or 13% and growth in commercial and retail licensing of Windows operating systems of $384 million or 27%. Based on our preliminary estimates, total worldwide PC shipments from all sources grew 10% to 12% from the third quarter of the previous year and approximately 8% to 10% from the first nine months of the previous year driven by strong consumer demand in both emerging and mature markets.

Client operating income increased during the three and nine months ended March 31, 2007, reflecting the increased revenue, partially offset by increased sales and marketing expenses associated with the recent launch and increased costs of revenue, including support costs. Headcount-related costs increased 6% during the three months ended March 31, 2007, reflecting an increase in salaries and benefits for existing headcount and a 1% increase in headcount, partially offset by decreased stock-based compensation expense. Headcount-related costs remained flat during the nine months ended March 31, 2007.

We expect revenue to continue to grow during the fourth quarter of fiscal year 2007, reflecting improvement in the commercial and retail portion of the business due to the launch of Windows Vista. We believe that PC unit growth rates will be higher in the consumer segment than in the business segment and higher in emerging markets than in mature markets.

Server and Tools

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Revenue	$2,749	$2,396	15%	$8,093	$6,961	16%
Operating income	$979	$744	32%	$2,846	$2,122	34%

Server and Tools consists of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, and other server products. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server and Tools concentrates on licensing products, applications, tools, content, and services that make information technology professionals and developers more productive and efficient. The segment uses multiple channels for licensing including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. We sell licenses both as one-time licenses and as multi-year volume licenses.

Server and server application revenue, including CAL revenue, and developer tools, training and certification revenue, increased $237 million or 12% during the three months and $880 million or 15% during the nine months ended March 31, 2007. This increase was primarily driven by increased revenue associated with Windows Server, SQL Server, and Visual Studio, and reflects broad adoption of Windows Server products. Overall revenue growth was also driven by Consulting, Premier, and Professional product support services revenue which grew $116 million or 28% during the three months and $252 million or 20% during the nine months ended March 31, 2007.

Server and Tools operating income increased during the three and nine months ended March 31, 2007, primarily reflecting the increased revenue, partially offset by increased headcount-related costs and cost of revenue for services. Headcount-related costs increased 11% in the three months and 12% in the nine months ended March 31, 2007, respectively, reflecting an increase in salaries and benefits for existing headcount and a 13% increase in headcount, partially offset by a decrease in stock-based compensation. Cost of revenue increased $63 million or 13% in the third quarter and $156 million or 11% in the first nine months of fiscal year 2007, reflecting the growth in consulting services provided.

We expect continued revenue growth from fiscal year 2006 product launches and the expansion of our products in security, management and overall Windows Server growth during the fourth quarter of fiscal year 2007. Market analysts currently forecast 4% to 6% growth in server hardware unit shipments in fiscal year 2007. In addition to server hardware growth, overall Server and Tools revenue is influenced by a number of factors, including spending on information technology services, licensing and purchasing patterns of enterprise companies, spending on database tools and management software and our ability to grow in those areas. Additional factors include our ability to develop and bring new products to market.

Online Services Business

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Revenue	$623	$562	11%	$1,786	$1,719	4%
Operating income (loss)	$(200)	$(24)	*	$(494)	$113	*

*	Not meaningful

Online Services Business (“OSB”) includes personal communications services, such as e-mail and instant messaging, and online information offerings, such as Live Search, and the MSN portals and channels around the world. OSB also provides a variety of online services such as MSN Internet Access, MSN Premium Web Services and One Care. We derive revenue primarily from online advertising, from consumers and partners through subscriptions and transactions generated from online paid services, and from MSN narrowband Internet access subscribers. We have transitioned to adCenter, our own platform for online delivery of advertising. We continue to launch new online initiatives and expect to do so in the future. In the first nine months of fiscal year 2007, we launched Live Search and Live.com in 54 international markets, Live Local Search in the U.S. and U.K., beta versions of MSN Soapbox (our expansion of the MSN Video experience), Virtual Earth TM 3D, and other offerings.

OSB revenue increased during the three and nine months ended March 31, 2007, primarily driven by advertising revenue which increased $85 million or 23% to $456 million and $179 million or 16% to $1.3 billion, respectively, due primarily to growth in advertising for home page, email, and messaging services. The advertising revenue increases were partially offset by a $37 million or 31% and a $122 million or 31% decline in access revenue in the respective three and nine month periods. At March 31, 2007, OSB had 1.5 million access subscribers and 11 million total subscribers compared with 2.3 million access subscribers and 10.1 million total subscribers at March 31, 2006. In addition, we estimate that OSB has over 285 million active Hotmail accounts and over 278 million active Messenger accounts.

OSB operating income decreased for the three and nine months ended March 31, 2007, primarily reflecting increased headcount-related costs mainly as a result of continued investments in Windows Live and other properties, and increased cost of revenue as a result of costs associated with our data centers. Headcount-related costs increased 31% and 36%, respectively, during the three and nine months ended March 31, 2007, reflecting both a 24% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

For fourth quarter of fiscal year 2007, we expect increased growth in advertising revenue as the portals, channels, and communications services continue to expand globally and the overall Internet advertising market continues to expand. Advertising revenue is expected to benefit from the transition to adCenter despite market share pressure, while revenue from narrowband Internet Access is expected to continue to decline.

Microsoft Business Division

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Revenue	$4,829	$3,609	34%	$11,764	$10,581	11%
Operating income	$3,421	$2,405	42%	$7,845	$7,096	11%

Microsoft Business Division (“MBD”) consists of programs, servers, services, and solutions designed to increase personal, team, and organization productivity. MBD includes the Microsoft Office system, Microsoft Dynamics, and the Microsoft Partner Program. MBD also includes the Small and Mid-market Solutions & Partners organization, which focuses on helping Microsoft, its customers, and industry partners in the small and mid-market customer segments. Our Office System products represent over 90% of Microsoft Business Division revenues and include Microsoft Office, Microsoft Exchange Server and CALs, Microsoft Project, Microsoft Visio, Microsoft Office Communications Server, Microsoft Office SharePoint Server and CALs, Microsoft LiveMeeting, and OneNote. We grow revenue by adding value to the core Office product set and expanding our product offerings in other information worker and business solution areas such as document lifecycle management, collaboration, business intelligence, customer relationship management, and enterprise resource planning. We evaluate our results based upon the nature of the end user in two primary parts—business revenue which includes revenue generated through volume licensing agreements and Microsoft Dynamics, and consumer revenue which includes revenue from retail packaged product sales, OEM revenue, and sales of pre-installed versions of Office in Japan.

MBD revenue increased during the three and nine months ended March 31, 2007, primarily reflecting sales of the 2007 Microsoft Office system, which was launched to consumers in January 2007. Revenue from consumer sales increased $727 million or 81% during the three months ended March 31, 2007, reflecting the recognition of approximately $500 million of revenue previously deferred in fiscal year 2007 prior to the launch. Revenue from business sales increased $493 million or 18% and included a 20% increase in Microsoft Dynamics customer billings. During the nine months ended March 31, 2007, revenue from consumer sales increased $239 million or 9% while revenue from business sales increased $944 million or 12%.

MBD operating income increased during the three and nine months ended March 31, 2007, reflecting the increase in revenue partially offset by an increase in sales and marketing expenses and cost of revenue associated with the 2007 Microsoft Office system. During the three and nine months ended March 31, 2007, headcount-related costs increased 9% and 10%, respectively, reflecting a 7% increase in headcount over the past 12 months and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

In the fourth quarter of fiscal year 2007, we expect revenue to continue to increase over the prior year due to the recent launch of the 2007 Microsoft Office system. We continue to develop plans to grow revenue in new areas such as unified communications and through our existing portfolio of Microsoft Dynamics products.

Entertainment and Devices Division

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Revenue	$929	$1,182	(21)%	$4,923	$3,475	42%
Operating loss	$(315)	$(402)	22%	$(693)	$(861)	20%

Entertainment and Devices Division (“EDD”) products include the Microsoft Xbox video game console system, PC games, consumer software and hardware products, the Zune digital music and entertainment device, TV platform products for the interactive television industry, and Mobile and Embedded devices (principally Windows Mobile software platform and Windows Embedded device operating system). The success of video game consoles is determined by console innovation, the portfolio of video game content for the console, online offerings, and the market share of the console. We believe that the functionality of the Xbox 360 console, games portfolio, and online offerings are well-positioned relative to competitive consoles launched during 2006.

EDD revenue decreased during the three months ended March 31, 2007 primarily because of decreased Xbox 360 console sales. During the quarter, we shipped 0.5 million Xbox 360 consoles as compared to 1.7 million consoles in the third quarter of fiscal year 2006, which was the first full quarter of Xbox 360 console sales. Xbox and PC game revenue decreased $393 million or 44% during the three months ended March 31, 2007 due to the decrease in console sales. Revenue from Zune, consumer hardware and software, and TV platforms increased $103 million or 61% during the three months ended March 31, 2007, primarily reflecting the recent release of Zune and new consumer hardware products. Mobile and Embedded Devices revenue increased $38 million or 30% during the three months ended March 31, 2007 driven by sales growth in Windows Mobile software and Windows Embedded operating systems.

EDD revenue increased during the nine months ended March 31, 2007 primarily due to increased Xbox 360 console sales, sales of Zune, and increased Xbox accessories and video game sales. We shipped approximately 5.9 million Xbox 360 consoles during the first nine months of fiscal year 2007. Since the Xbox 360 console was launched in November 2005, we have shipped approximately 11 million units. Xbox and PC game revenue increased $914 million or 37% during the nine months ended March 31, 2007 as a result of the increased number of consoles sold and related accessories and video game sales. Revenue from Zune, consumer hardware and software, and TV platforms increased $426 million or 68% during the nine months ended March 31, 2007, primarily reflecting the release of Zune and new consumer hardware products. Mobile and Embedded Devices revenue increased $109 million or 31% during the nine months ended March 31, 2007, driven by sales growth in Windows Mobile software and Windows Embedded operating systems.

EDD operating loss decreased during the three months ended March 31, 2007 primarily due to decreased products costs from lower sales of Xbox 360 consoles and increased Mobile and Embedded Devices revenue, partially offset by expenses related to the launch of Zune and increased Xbox 360 console warranty expenses. EDD operating loss decreased during the nine months ended March 31, 2007 primarily due to increased Xbox 360 platform sales and improved Xbox 360 console margins, partially offset by expenses related to the launch of Zune and increased Xbox 360 console warranty expenses. Headcount-related costs increased 10% and 13% during the three and nine months ended March 31, 2007, reflecting an increase in salaries and benefits for existing headcount and a 13% increase in headcount, partially offset by decreased stock-based compensation expense.

For fiscal year 2007, we expect revenue to increase due to the increased availability of Xbox 360 during the entire fiscal year and sales of Zune after its November 2006 launch. Revenue from mobility and embedded devices is expected to increase due to unit volume increases of Windows Mobile software driven by increased market demand for phone-enabled devices and Windows Embedded operating systems.

Corporate-Level Results

	Three months ended March 31,		Percentage Change	Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Corporate-level results	$(1,544)	$(1,331)	(16)%	$(3,733)	$(3,629)	(3)%

Certain corporate-level results are not allocated to our segments. Those results include expenses related to corporate operations associated with broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies.

Corporate-level expenses increased during the three and nine months ended March 31, 2007, primarily reflecting increased headcount-related costs, partially offset by decreased costs for legal settlements and legal contingencies. Headcount-related costs increased 27% during the three and nine months ended March 31, 2007, reflecting a 22% increase in headcount and an increase in salaries and benefits for existing headcount. During the three months ended March 31, 2007 and 2006, we incurred $296 million and $397 million, respectively, of legal charges primarily related to antitrust and unfair competition consumer class actions, intellectual property claims, and extension payments to Sun Microsystems, Inc. under our existing Limited Patent Covenant and Standstill Agreement. During the nine months ended March 31, 2007 and 2006, we incurred $494 million and $913 million, respectively, in legal charges. Legal charges during the first nine months of fiscal year 2006 included a $361 million charge related to our settlement with RealNetworks, Inc.

Operating Expenses

Cost of Revenue

	Three months ended March 31,		Percentage Change		Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2007	2006			2007	2006
Cost of revenue	$2,140	$2,028	6%		$7,456	$5,520	35%
As a percent of revenue	15%	19%	(4	)ppt	20%	17%	3ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, and costs associated with the delivery of consulting services. Cost of revenue increased in the three months ended March 31, 2007, primarily driven by Windows Vista product costs, OSB data center costs, and costs associated with the growth in consulting services, partially offset by decreased Xbox console costs from lower console sales. Cost of revenue increased during the nine months ended March 31, 2007, primarily driven by an increase in the number of total Xbox consoles sold, OSB costs related to data center depreciation, product costs associated with Windows Vista, and costs associated with the growth in consulting services.

Research and Development

	Three months ended March 31,		Percentage Change		Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2007	2006			2007	2006
Research and development	$1,750	$1,617	8%		$5,173	$4,723	10%
As a percent of revenue	12%	15%	(3	)ppt	14%	15%	(1	)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Research and development costs increased during the three and nine months ended March 31, 2007, primarily because of increased headcount-related costs, which were partially offset during the nine-month period by the capitalization of approximately $120 million of certain software development costs primarily associated with Windows Vista and the 2007 Microsoft Office system. Headcount-related costs increased 11% and 8% during the three and nine months ended March 31, 2007, respectively, reflecting a 14% increase in headcount, an increase in salaries and benefits for existing headcount, and an offsetting impact of four percentage points in the nine months ended

March 31, 2007 reflecting the capitalization of certain software development costs. The increase in headcount-related costs was also partially offset by a decrease in stock-based compensation expense.

Sales and Marketing

	Three months ended March 31,		Percentage Change		Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2007	2006			2007	2006
Sales and marketing	$2,936	$2,362	24%		$8,126	$6,996	16%
As a percent of revenue	20%	22%	(2	)ppt	22%	22%	—ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased during the three and nine months ended March 31, 2007, primarily as a result of increased headcount-related costs and other marketing costs related to recent product launches. Headcount-related costs increased 20% and 23% during the three and nine months ended March 31, 2007, respectively, reflecting an increase in salaries and benefits for existing headcount and a 13% increase in headcount, partially offset by a decrease in stock-based compensation expense.

General and Administrative

	Three months ended March 31,		Percentage Change		Nine months ended March 31,		Percentage Change
(In millions, except percentages)	2007	2006			2007	2006
General and administrative	$983	$1,005	(2)%		$2,461	$2,648	(7)%
As a percent of revenue	7%	9%	(2	)ppt	7%	8%	(1	)ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related costs associated with finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative costs decreased during the three and nine months ended March 31, 2007, primarily reflecting decreased costs for legal settlements and legal contingencies, partially offset by increased headcount-related costs. During the three months ended March 31, 2007 and 2006, we incurred $296 million and $397 million, respectively, of legal charges primarily related to antitrust and unfair competition consumer class actions, intellectual property claims, and extension payments to Sun Microsystems, Inc. under our existing Limited Patent Covenant and Standstill Agreement. During the nine months ended March 31, 2007 and 2006, we incurred $494 million and $913 million, respectively, in legal charges. Legal charges during the first nine months of fiscal year 2006 included a $361 million charge related to our settlement with RealNetworks, Inc.

INVESTMENT INCOME, INCOME TAXES, AND OTHER

Investment Income and Other

The components of investment income and other were as follows:

	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
(In millions)	2007	2006		2007	2006
Dividends and interest	$333	$369	$(36)	$1,018	$1,127	$(109)
Net recognized gains on investments	39	67	(28)	505	305	200
Net gains/(losses) on derivatives	22	(8)	30	(209)	(107)	(102)
Other, net	(12)	(1)	(11)	(32)	88	(120)

Investment income and other	$382	$427	$(45)	$1,282	$1,413	$(131)

For the three months and nine months ended March 31, 2007, dividends and interest income declined, reflecting a decline in the average balance of dividend and interest-bearing investments, partly offset by higher interest rates received on our fixed-income investments. Other-than-temporary impairments in the third quarter of fiscal 2007 were not material For the nine months ended March 31, 2007, net recognized gains increased primarily due to gains on sales of fixed-income investments in the current period as compared to losses in the prior period, partly offset by fewer gains on the sale of equity investments in the current period as compared to the prior period.

We use derivative instruments to manage exposures to interest rates, equity prices, and foreign currency markets and to facilitate portfolio diversification. Gains and losses arising from derivatives not designated as accounting hedges are in large part economically offset by unrealized losses and gains, respectively, in the underlying securities which are recorded as a component of other comprehensive income. Commodity derivatives are held for the purpose of portfolio diversification. Net losses related to foreign currency contracts relate primarily to changes in time value of options used to hedge anticipated foreign currency revenues. Additionally, net gains and losses on foreign exchange contracts include the changes in the fair value of derivatives used as economic hedges. These gains and losses are partially offset economically by unrealized losses and gains, respectively, in the underlying assets which are included in other comprehensive income.

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

Income Taxes

The effective tax rate was 29% and 30% for the three and nine months ended March 31, 2007, respectively. The effective tax rate was 31% and 30% for the three and nine months ended March 31, 2006, respectively. The fiscal year 2007 rate reflects an increase in the recurring effective tax rate to 31.5% due to a higher mix of earnings in high-rate tax jurisdictions and was offset by a $195 million reduction resulting from various changes in tax positions taken in prior periods, related primarily to favorable developments in an IRS position and multiple foreign audit assessments.

FINANCIAL CONDITION

Cash and equivalents and short-term investments totaled $28.2 billion as of March 31, 2007, compared to $34.2 billion as of June 30, 2006. Equity and other investments were $9.6 billion as of March 31, 2007, compared to $9.2 billion as of June 30, 2006. Our investments consist primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S.-dollar-denominated securities, but also includes foreign-denominated securities in order to diversify financial risk. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $25.9 billion at March 31, 2007. Our retained deficit is not expected to impact our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

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

Unearned revenue as of March 31, 2007 decreased $1.6 billion from December 31, 2006, primarily reflecting recognition of the $1.7 billion previously deferred for the technology guarantee programs and pre-shipments of Windows Vista and the 2007 Microsoft Office system. Unearned revenue decreased $619 million from June 30, 2006, as a result of recognition of unearned revenue from multi-year licensing outpacing deferrals by $715 million, a $98 million decrease in revenue deferred for undelivered elements, and a $194 million increase primarily in unearned revenue for services and promotional EDD product.

The following table outlines the expected recognition of unearned revenue as of March 31, 2007:

(In millions)	Recognition of Unearned Revenue
Three months ended:
June 30, 2007	$3,624
September 30, 2007	2,397
December 31, 2007	1,697
March 31, 2008	833
Thereafter	1,732

Unearned revenue	$10,283

See Note 4 – Unearned Revenue of the Notes to Financial Statements (Part I, Item 1)

Cash Flows

Cash flow from operations for the nine months ended March 31, 2007 increased $2.3 billion from the first nine months of fiscal year 2006 to $13.4 billion due to an increase in cash received from customers, including an increase in accounts receivable collections of $643 million. The increase also reflects a reduction in cash paid for income taxes, including changes in deferred taxes of $859 million. Cash used for financing was $17.6 billion in the first nine months of fiscal year 2007, an increase of $1.7 billion from the corresponding period in fiscal year 2006. Several events occurred during the first nine months of fiscal year 2007 that affected cash used for financing. JPMorgan exercised approximately 113 million call options for $3.3 billion in December 2006 which was included in the $5.6 billion of common stock issued during the nine months ended March 31, 2007, an increase of $3.7 billion from the same period in fiscal year 2006. We also completed our tender offer on August 17, 2006, which was included in the $20.4 billion of common stock repurchases in the nine months ended March 31, 2007, an increase of $5.1 billion from the same period in fiscal year 2006. Cash from investing was $5.0 billion in the first nine months of fiscal year 2007, an increase of $750 million from the first nine months of fiscal year 2006, due to a $3.0 billion increase in net cash from combined investment purchases, sales, and maturities, partially offset by increased additions to property and equipment and a decline in returns from our securities lending program in which we lend certain fixed-income and equity securities to increase investment returns.

We have no material long-term borrowings. Stockholders’ equity at March 31, 2007, was $35.0 billion. Additions to property and equipment will continue, including new facilities and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

During the nine months ended March 31, 2007 and 2006, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
			(in millions)
(Fiscal year 2007)
September 13, 2006	$0.10	November 16, 2006	$980	December 14, 2006
December 20, 2006	$0.10	February 15, 2007	$978	March 8, 2007
March 26, 2007	$0.10	May 17, 2007	$957	June 14, 2007

(Fiscal year 2006)
September 23, 2005	$0.08	November 17, 2005	$846	December 8, 2005
December 14, 2005	$0.09	February 17, 2006	$926	March 9, 2006
March 27, 2006	$0.09	May 17, 2006	$916	June 8, 2006

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20 billion tender offer, which was completed on August 17, 2006; and authorization for up to an additional $20 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of March 31, 2007, approximately $22.52 billion remained of the $36.2 billion approved repurchase amount.

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

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43”. EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. We are currently assessing the financial impact of this guidance and the method of adoption that will be used.

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

We account for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. For some of our products, customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The fair value of these elements is recognized over the estimated life cycle for the Windows XP and previous operating systems. For Windows Vista, there are no significant undelivered elements and accordingly, no license revenue is deferred for Windows Vista sales. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

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

We account for research and development costs in accordance with applicable accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. This is generally shortly before the products are released to manufacturing. During the second quarter of fiscal year 2007, we determined that technological feasibility was reached with Windows Vista and the 2007 Microsoft Office system. Accordingly, we capitalized approximately $120 million of software development costs during the quarter. No amounts were capitalized during the third quarter of fiscal year 2007. Previously, such costs were expensed. The amortization of these costs will be included in cost of revenue over the estimated life of the products.

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

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of share-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of share-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency, interest rate, fixed-income, equity, and commodity price risks. A portion of these risks is hedged, but fluctuations could impact our results of operations, financial position, and cash flows. We hedge a portion of anticipated revenue and accounts receivable exposure to foreign currency fluctuations, primarily with option contracts. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. Fixed-income securities and interest rate derivatives are subject primarily to interest rate risk. The portfolio is diversified and structured to minimize credit risk. Securities held in our equity and other investments portfolio and equity derivatives are subject to price risk, and are generally not hedged. However, we use put-call collars to hedge our price risk on certain equity securities that are held primarily for strategic purposes. Commodity derivatives held for the purpose of portfolio diversification are subject to commodity price risk.

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

The following table sets forth the one-day VaR for substantially all of our positions as of and for the three months ended March 31, 2007, and as of June 30, 2006:

(In millions)	June 30, 2006	March 31, 2007	Three months ended March 31, 2007
Risk Categories			Average	High	Low
Interest rates	$66	$40	$41	$44	$38
Currency rates	91	53	27	53	15
Equity prices	88	60	59	62	57
Commodity prices	12	7	7	8	6

Total one-day VaR for the combined risk categories was $98 million at March 31, 2007 and $158 million at June 30, 2006. The total VaR is 39% less at March 31, 2007, and 38% less at June 30, 2006, than the sum of the separate risk categories in the above table due to the diversification benefit of the overall portfolio.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On March 1, 2007, the European Commission announced a new statement of objections in its competition law proceeding against us. The new statement of objections claims that the pricing terms we proposed for licensing certain server protocol technology as required by the Commission’s March 2004 decision are not “reasonable.” The statement of objections threatens to impose new fines of up to €500,000 ($675,000) per day from December 2005 to June 2006, up to €2 million ($2.7 million) per day from June to July 2006, and up to €3 million ($4 million) per day beginning August 2006. The maximum amount of the potential fine as of March 31, 2007 is $1.2 billion. We have submitted a written response to the statement of objections and are seeking to determine the royalty rates that the Commission will deem reasonable.

Microsoft and Alcatel-Lucent are parties to a number of legal proceedings relating to certain patents of each of the companies. Some of these actions began before the merger of Alcatel and Lucent in 2006. For simplicity, we refer to the post-merger entity of Alcatel-Lucent throughout the following discussion.

•

In 2003, we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents. Alcatel-Lucent has asserted claims under these patents against computer manufacturers that sell computers with our operating system and application software pre-installed. In February 2007, the jury returned a verdict in Alcatel-Lucent’s favor in the first of a series of patent trials, and awarded $1.52 billion in damages. The trial court has dismissed Alcatel-Lucent’s claims with respect to a second group of patents. Trial on a third group of patents is scheduled to begin in May 2007. The court has not assigned a trial date on an additional group of patents.

•

In March 2006, Alcatel-Lucent filed a lawsuit against us in U.S. District Court in California, claiming the Xbox 360 violates one of its patents. In response, we asserted counterclaims that Alcatel-Lucent infringes 10 Microsoft patents by its sales of various products. That case has been set for trial in April 2008.

•

In November 2006, Alcatel-Lucent filed two patent infringement cases against us in U.S. District Court in Texas in, asserting IPTV and various networking functionalities violate seven of its patents. The case is set for trial in January 2009.

•

In February 2007, we filed a complaint against Alcatel-Lucent with the International Trade Commission claiming Alcatel-Lucent is infringing four Microsoft patents related to our unified communications technology and seeking to prevent the import of certain Alcatel-Lucent unified communications products into the U.S.

The actual costs to resolve these cases will depend upon many unknown factors such as the outcome of post-trial motions, any appeals, and the results of the remaining trials. See Note 7 – Contingencies of the Notes to Financial Statements (Part I, Item 1) for information on other legal proceedings in which we are involved.

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

Security vulnerabilities in our products could lead to reduced revenues or to liability claims. Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products. Although this is an industry-wide problem that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to address these critical issues. We focus on engineering more secure products, enhancing security and reliability options and settings when we deliver products, and providing guidance to help our customers make the best use of our products and services to protect against computer viruses and other attacks on their computing environment. In addition, we are working to improve the deployment of software updates to address security vulnerabilities discovered after our products are released. We are also investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed. We advise customers on how to help protect themselves from security threats through the use of our online automated security tools, our published security guidance, and the deployment of security software such as firewalls, anti-virus, and other security software. The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases, or to use competing products. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue. In addition, actual or perceived vulnerabilities may lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will be held effective under applicable laws and judicial decisions.

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

We believe our integrated approach to delivery of product innovation benefits consumers and business. Current or future government regulatory efforts and court decisions may hinder or delay our ability to provide these benefits thereby reducing the attractiveness of our products and the revenues that come from them. Moreover, there always remains the risk of new legal action, either by these or other governments or private claimants including with respect to products or features that have not been scrutinized or been the subject of objections in the past. The outcome of such legal actions could adversely affect us in a variety of ways, including:

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

We make significant investments in new products and services that may not be profitable. We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including Windows Vista, the 2007 Microsoft Office system, Xbox 360, Live Search, Windows Server, Zune, and Windows Live. Investments in new technology are inherently speculative. Commercial success depends on many factors including innovativeness, developer support, and effective distribution and marketing. Significant revenue from new product and service investments may not be achieved for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Declines in demand for software could occur. If overall market demand for PCs, servers, and other computing devices declines significantly, or consumer or corporate spending for such products declines, our revenue will be adversely affected. In addition, our revenue would be unfavorably impacted if customers reduce their purchases of new software products or upgrades to existing products because new product offerings are not perceived as providing significant new functionality or other value to prospective purchasers. If Windows Vista and the 2007 Microsoft Office system are not perceived as offering significant new functionality or value to prospective purchasers, our revenue and operating margins could be adversely affected.

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

We have limited insurance. We maintain third party insurance coverage against various liability risks and risks of property loss. Because of the unavailability or high cost of conventional insurance arrangements, we have entered into captive insurance arrangements for the purpose of protecting against possible catastrophic and other risks not covered by traditional insurance markets. As of March 31, 2007, the face value of captive insurance arrangements was $2.0 billion. Actual value at any particular time will vary due to deductibles, exclusions, other restrictions, and claims. Although we believe these arrangements are an effective way to insure against liability and property damage risks, the potential liabilities associated with the risks discussed in this report or other events could exceed the coverage provided by such arrangements.

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

Other risks that may affect our business. Other factors that may affect our performance may include:

•	Sales channel disruption, such as the bankruptcy of a major distributor

•	Our ability to implement operating cost structures that align with revenue growth

•	The continued availability of third-party distribution channels for MSN service and other online offerings

•	Disruption to our operations as a result of weather-related events

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
January 1, 2007 – January 31, 2007	—	$—	—	$—
February 1, 2007 – February 28, 2007	125,827,584	29.05	125,827,584	25,607
March 1, 2007 – March 31, 2007	111,670,143	27.66	111,670,143	22,518

	237,497,727		237,497,727

On July 20, 2006, we announced that our Board of Directors authorized a $20 billion ongoing share repurchase program with an expiration of June 30, 2011. On August 18, 2006, we announced that the authorization for the $20 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. The repurchase program may be suspended or discontinued at any time without prior notice. During the third quarter of fiscal year 2007, we repurchased 237 million shares for $6.7 billion under the plan. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

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

Date: April 26, 2007	Microsoft Corporation

	By:	/s/ FRANK H. BROD
Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Authorized Officer)