Form 10-K
period 2007-06-30
MICROSOFT CORP
filed 2007-08-03
CIK 789019

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2007

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

As of December 31, 2006, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $251,464,010,491 based on the closing sale price as reported on the NASDAQ National Market System. As of August 1, 2007, there were 9,375,492,496 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 13, 2007 are incorporated by reference into Part III.

Microsoft Corporation

FORM 10-K

For The Fiscal Year Ended June 30, 2007

PAGE	2

 Part I

Item 1

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

GENERAL

Our mission is to enable people and businesses throughout the world to realize their full potential. Since our founding in 1975, we have worked to achieve our mission by creating technology that transforms the way people work, play, and communicate. We develop and market software, services, and solutions that we believe deliver new opportunities, greater convenience, and enhanced value to people’s lives. We do business throughout the world and have offices in more than 100 countries.

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products for many computing devices. Our software products include operating systems for servers, personal computers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solution applications; high-performance computing applications, and software development tools. We provide consulting and product support services, and we train and certify computer system integrators and developers. We sell the Xbox 360 video game console and games, the Zune digital music and entertainment device, PC games, and peripherals. Online offerings and information are delivered through our Windows Live, Office Live, and MSN portals and channels. We enable the delivery of online advertising through our proprietary adCenter® platform.

We also research and develop advanced technologies for future software products. We believe that delivering breakthrough innovation and high-value solutions through our integrated software platform is the key to meeting our customers’ needs and to our future growth. We believe that we continue to lay the foundation for long-term growth by delivering new products, creating opportunities for partners, improving customer satisfaction, and improving our internal processes. Our focus is to build on this foundation through ongoing innovation in our integrated software platforms; by delivering compelling value propositions to customers; by responding effectively to customer and partner needs; and by continuing to emphasize the importance of product excellence, business efficacy, and accountability.

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

PAGE	3

 Part I

Item 1

In July 2006, we announced a change in our operating segments reflecting previously announced reorganizations. We have five operating segments: Client, Server and Tools, the Online Services Business, the Microsoft Business Division, and the Entertainment and Devices Division. Prior fiscal year information has been recast to conform to the way we internally managed and monitored performance at the business group level in fiscal year 2007. See Note 18 – Segment Information of the Notes to Financial Statements (Part II, Item 8) for financial information regarding segment reporting.

Client

Client has overall responsibility for the technical architecture, engineering, and product delivery of our Windows product family, and is responsible for our relationships with personal computer manufacturers, including multinational and regional original equipment manufacturers (“OEMs”). The segment includes sales and marketing expenses for the Windows client operating system and product development efforts for the Windows platform. Client revenue growth is correlated with the growth of purchases of personal computers from OEMs that pre-install versions of Windows operating systems as the OEM channel accounts for over 80% of total Client revenue.

We released Windows Vista, the latest generation of the Windows operating system, in fiscal year 2007. This release concluded a major development phase that we believe resulted in a significantly more manageable and powerful PC operating system compared to prior releases. Windows Vista includes advances in security, digital media, user interfaces, and other areas that enhance the user and developer experience.

Products:    Windows Vista, including Home, Home Premium, Ultimate, Business, and Enterprise Starter Edition; Windows XP Professional and Home; Media Center Edition; Tablet PC Edition; and other standard Windows operating systems.

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

Server and Tools

Server and Tools develops and markets software server products, services, and solutions. Windows Server products are integrated server infrastructure and middleware software designed to support software applications and tools built on the Windows Server operating system. Windows Server products include the server platform, database, storage, management and operations, service-oriented architecture platform, and security software. The segment also builds standalone and software development lifecycle tools for software architects, developers, testers, and project managers. Server products can be run on premise or in a hosting environment.

We offer a broad range of consulting services and provide product support services and customer industry solutions. The segment also provides training and certification to developers and information technology professionals about our Server and Client platform products. Server and Tools also includes the Enterprise Partner Group, which is responsible for sales, partner management, and partner programs for medium and large organizations, and the Public Sector sales and marketing organization.

Approximately 45% of Server revenue comes from multi-year licensing agreements, approximately 30% is purchased through fully packaged product and transactional volume licensing programs, and approximately 10% comes from licenses sold to OEMs. The remainder of our revenue comes from consulting and product support services.

PAGE	4

 Part I

Item 1

Products and Services:    Windows Server operating system; Microsoft SQL Server; Microsoft Enterprise Services; product support services; Visual Studio; System Center products; Forefront Security products; Biz Talk Server; MSDN; and TechNet, among others.

Competition

Our server operating system products face intense competition from a wide variety of server operating systems and server applications, offered by companies with a variety of market approaches. Vertically integrated computer manufacturers such as Hewlett-Packard, IBM, and Sun Microsystems offer their own variant of Unix preinstalled on server hardware. Nearly all computer manufacturers offer server hardware for the Linux operating system. Linux’s competitive position has also benefited from the large number of compatible applications now produced by many leading commercial software developers and non-commercial software developers. A number of companies supply versions of Linux, including Novell and Red Hat. Server virtualization platform providers based on Linux, such as VMWare, represent another means by which Linux competes with the Windows server operating system.

We have entered into business and technical collaboration agreements with Novell and other Linux providers to build, market, and support a series of solutions to make our products work better with their solutions, and to provide each other’s customers with patent coverage for respective products.

We compete in the business of providing enterprise-wide computing solutions with several companies that provide solutions and middleware technology platforms. IBM and Sun Microsystems lead a group of companies focused on the Java 2 Platform Enterprise Edition (J2EE). Commercial software developers that provide competing server applications for PC-based distributed client/server environments include Computer Associates, IBM, and Oracle.

Numerous commercial software vendors offer competing commercial software applications for connectivity (both Internet and intranet), security, hosting, and e-business servers. System Center competes with BMC, Computer Associates, and IBM in the management of information technology (“IT”) infrastructures, while Forefront Security competes with McAfee, Symantec, and Trend Micro in protecting both client and server applications. Non-commercial software products, including the widely-deployed Apache Web Server, also compete with our solutions. Our products for software developers compete against offerings from Adobe, BEA Systems, Borland, IBM, Oracle, Sun Microsystems, and other companies. We believe that our server products provide customers with advantages in innovation, performance, total costs of ownership, and productivity, by delivering superior applications development tools and development environment, compatibility with a broad base of hardware and software applications, security, and manageability.

Online Services Business

The Online Services Business (“OSB”) provides personal communications services, such as e-mail and instant messaging, and online information offerings such as Live Search and MSN portals and channels around the world. OSB also provides a variety of online services such as MSN Internet Access, MSN Premium Web Services, and OneCare. OSB manages many of its own properties, including home page, health, auto and shopping. In addition, OSB creates alliances with third parties, such as CareerBuilder.com, Expedia.com, Foxsports.com, Match.com, and MSNBC.com. OSB generates revenue primarily from online advertising, subscriptions and transactions of online paid services, as well as MSN narrowband Internet access subscriptions. In fiscal year 2006, OSB launched adCenter, our proprietary advertising platform, and has since transitioned the advertising business in the U.S. and certain international markets to adCenter. In fiscal year 2007, we launched new online initiatives, including Windows Live Search™ and Live.com in 54 international markets, Live Local Search in the U.S. and U.K., beta versions of MSN Soapbox (expansion of the MSN Video experience), Virtual Earth™ 3D, Windows Live Hotmail, and others.

Products:    MSN Search; MapPoint; MSN Internet Access; MSN Premium Web Services (consisting of MSN Internet Software Subscription, MSN Hotmail Plus, MSN Bill Pay, and MSN Radio Plus); Windows Live; and MSN Mobile Services.

Competition

OSB competes with AOL, Google, Yahoo!, and a wide array of Web sites and portals that provide content and online offerings of all types to end users. We compete with these organizations to provide advertising opportunities for merchants. OSB also competes for narrowband Internet access users with AOL, Earthlink, and other ISPs for dial-up internet access in the United States. Due to the continuing trend of consumers migrating from narrowband to broadband Internet access, we expect our narrowband Internet access subscriber base to continue to decline as we

PAGE	5

 Part I

Item 1

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

Microsoft Business Division

Microsoft Business Division (“MBD”) offerings consist of the Microsoft Office system and Microsoft Dynamics business solutions. Microsoft Office system products are designed to increase personal, team, and organization productivity through a range of programs, services, and software solutions. Growth of revenue from the Microsoft Office system offerings, which generate over 90% of MBD revenue, depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other information worker areas such as enterprise content management, collaboration, unified communications and business intelligence. Microsoft Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises.

We evaluate our results based upon the nature of the end user in two primary parts—business revenue which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue, and consumer revenue which includes revenue from retail packaged product sales, OEM revenue, and sales of pre-installed versions of Office in Japan. Approximately 75% of MBD revenue is generated from sales to businesses. Revenue from this category generally depends upon the number of information workers in a licensed enterprise and is therefore relatively independent of the number of PCs sold in a given year. Approximately 25% of MBD revenue is derived from sales to consumers. Most of this revenue is generated from new licenses acquired through fully packaged products and licenses sold through OEMs for new PCs and are generally affected by the level of PC shipments and product launches.

Products:    Microsoft Office; Microsoft Project; Microsoft Visio; Microsoft Office SharePoint Server; Microsoft Exchange Server; Microsoft Exchange Hosted Services; Microsoft Office Live Meeting; Microsoft Office Communication Server; Microsoft Office Communicator; Microsoft Tellme Service, Microsoft Dynamics AX; Microsoft Dynamics CRM; Microsoft Dynamics GP; Microsoft Dynamics NAV; Microsoft Dynamics SL; Microsoft Dynamics Retail Management System; Microsoft Partner Program; and Microsoft Office Accounting.

Competition

Competitors to the Microsoft Office system include many software application vendors such as Apple, Corel, Google, IBM, Novell, Oracle, Red Hat, Sun Microsystems, and local application developers in Europe and Asia. IBM (Smartsuite) and Corel (WordPerfect Suite) have measurable installed bases with their office productivity products. Apple may distribute certain of its application software products with various models of its PCs. The OpenOffice.org project provides a freely downloadable cross-platform application that also has been adapted by various commercial software vendors to sell under their brands, including IBM, Novell, Red Hat, and Sun. Corel’s suite and many local software suites around the world are aggressively priced for OEMs to preinstall on low-priced PCs. Google has launched Google Apps, a hosted messaging and productivity suite, and also provides an enterprise search offering that competes with Microsoft Office SharePoint Server for Search, our new enterprise search product. Web-based offerings such as AjaxWrite, gOffice, iNetOffice, SimDesk, ThinkFree, wikiCalc, or other small projects competing with individual applications, can also provide an alternative to Microsoft Office system products. IBM has many different points of competition with Office system products with its Notes and Workplace offerings.

PAGE	6

 Part I

Item 1

Our Microsoft Dynamics products compete with well-known vendors such as Intuit and Sage in the market focused on providing solutions for small and mid-sized businesses. The market for large organizations and divisions of global enterprises is intensely competitive with a small number of primary vendors including Oracle and SAP. These vendors are positioning many of their business applications to focus more intensely on small and mid-sized businesses. Additionally Salesforce.com’s on-demand customer relationship management offerings compete directly with Microsoft Dynamics CRM Live and Microsoft Dynamic CRM’s on-premise offerings. We believe our products compete effectively with these vendors based on our strategy of providing interoperable, adaptable solutions that work well with technologies our customers already have.

As we continue to respond to market demand for additional functionality and products, we will compete with additional vendors, most notably in enterprise content management, collaboration tools, unified communications, and business intelligence. These competitors include SAP; IBM; Cisco, with their acquisition of WebEx; Oracle, with the acquisition of Hyperion; and other business intelligence vendors such as Business Objects and Cognos.

Entertainment and Devices Division

The Entertainment and Devices Division (“EDD”) is responsible for developing, producing, and marketing the Xbox video game system, including consoles and accessories, third-party games, games published under the Microsoft brand, and Xbox Live operations, as well as research, sales, and support of those products. In addition to Xbox, we offer the Zune digital music and entertainment device; PC software games; online games; Mediaroom, our Internet protocol television (“IPTV”) software; and other devices. EDD also leads the development efforts of our line of consumer software and hardware products including application software for Macintosh computers and Microsoft PC hardware products, and is responsible for all retail sales and marketing for Microsoft Office and the Windows operating systems. EDD also includes the mobile and embedded devices platform and is responsible for managing our company-wide sales and customer relations with device manufacturers and other communication-sector customers including network service providers and media and entertainment companies.

Products:    Xbox 360 console and games; Xbox Live; Zune; Mediaroom; numerous consumer software and hardware products (such as mice and keyboards); Windows Mobile software platform; Windows Embedded device operating system; and Windows Automotive.

Competition

Entertainment and devices businesses are highly competitive, characterized by rapid product life cycles, frequent introductions of new products and titles, and the development of new technologies. The markets for our products are characterized by significant price competition. We anticipate continued pricing pressure from our competitors. From time to time, we have responded to this pressure by reducing prices on certain products. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with substantial financial and marketing resources. We compete primarily on the basis of product innovation, quality and variety, timing of product releases, and effectiveness of distribution and marketing.

Our Xbox hardware business competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. The lifecycle for video game consoles averages five to seven years. We released Xbox 360, our second generation console, in November 2005. Nintendo and Sony released new versions of their game consoles in late 2006. We believe the success of video game consoles is determined by the availability of games for the console, providing exclusive game content that gamers seek, the computational power and reliability of the console, and the ability to create new revenue sources such as advertising and downloadable content. We think the Xbox 360 is positioned well against competitive console products based on significant innovation in hardware architecture, new developer tools, expanded revenue sources, and continued strong exclusive content from our own game franchises such as Halo.

In addition to competing against software published for non-Xbox platforms, our games business also competes with numerous companies that we have licensed to develop and publish software for the Xbox consoles. Zune competes with the Apple iPod as well as other digital music and entertainment devices. Our PC hardware products face aggressive competition from computer and other hardware manufacturers, many of which are also current or potential partners. Mediaroom faces competition primarily from a variety of competitors that provide elements of an IPTV delivery platform, but that do not provide end-to-end solutions for the network operator. Windows Mobile software faces substantial competition from Nokia, Openwave Systems, Palm, QUALCOMM, Research In Motion, and Symbian. The embedded operating system business is highly fragmented with many competitive offerings. Key competitors include IBM, Wind River, and versions of embeddable Linux from commercial Linux vendors such as Metrowerks and MontaVista Software.

PAGE	7

 Part I

Item 1

OPERATIONS

To serve the needs of customers around the world and to improve the quality and usability of products in international markets, we “localize” many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes, and translating text.

Our operational centers support all operations in their regions, including customer contract and order processing, credit and collections, information processing and vendor management and logistics. The regional center in Ireland supports the European, Middle Eastern, and African region; the center in Singapore supports the Japan, Greater China and Asia-Pacific region; and the centers in Fargo, Puerto Rico, Redmond, and Reno support Latin America and North America.

We contract most of our manufacturing activities to third parties who produce the Xbox 360, Zune, various retail software packaged products, and Microsoft hardware. Our products may include some components that are available from only one or limited sources. Our Xbox 360 console includes certain key components that are supplied by a single source. The central processing unit is purchased from IBM and the graphics chips and embedded dynamic random access memory chips for the graphics processing unit are purchased from Taiwan Semiconductor Manufacturing Company and NEC Corporation, respectively. Although we have chosen to initially source these key Xbox 360 components from a single supplier, we are under no obligation to exclusively source components from these vendors in the future. Beyond the exceptions noted, we generally have the ability to use other custom manufacturers if the current vendor becomes unavailable. We generally have multiple sources for raw materials, supplies, and components, and are often able to acquire component parts and materials on a volume discount basis.

PRODUCT DEVELOPMENT

During fiscal years 2007, 2006, and 2005, research and development expense was $7.12 billion, $6.58 billion, and $6.10 billion, respectively. These amounts represented 14%, 15%, and 15%, respectively, of revenue in each of those years. We plan to continue to make significant investments in a broad range of research and product development efforts.

While most of our software products are developed internally, we also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products. We believe we are not materially dependent upon licenses and other agreements with third parties relating to the development of our products. Internal development allows us to maintain closer technical control over our products. It also gives us the freedom to decide which modifications and enhancements are most important and when they should be implemented. Generally, we also create product documentation internally. We strive to obtain information at the earliest possible time about changing usage patterns and hardware advances that may affect software design. Before releasing new software platforms, we provide application vendors with a range of resources and guidelines for development, training, and testing.

Business and Product Development Strategy.    Innovation is a key factor affecting Microsoft’s growth. Our model for growth is based on broad adoption of innovation, willingness to enter new markets, and embracing and acting on disruptive trends. We continue our long-term commitment to research and development, including advanced work aimed at innovations, in a wide spectrum of technologies, tools, and platforms; communication and collaboration; information access and organization; entertainment; business and e-commerce; and devices. Increasingly, we are taking a global approach to innovation. While our main research and development facilities are located in Redmond, Washington, we also operate research facilities in other parts of the United States and around the world, including China, Canada, Denmark, England, India, Ireland, and Israel. This global approach will help us remain competitive in local markets and attract top talent wherever it resides.

Based on our broad focus on innovation and long-term approach to new markets, we see the following key opportunities for growth:

Consumer technology.    To build on our strength in the consumer marketplace with Windows Vista, the 2007 Microsoft Office System, Xbox 360, Microsoft Windows Live, Windows Mobile, and Zune, we are focused on delivering products that we believe are compelling and cutting edge in terms of design as well as features and functionality. To succeed in consumer technologies, we also are working to define the next era of consumer electronics. In the past, consumer electronics was a hardware-centric business; today, the innovation in consumer electronics devices lies in the software that powers them. This is creating new opportunities for us to deliver end-to-end experiences.

PAGE	8

 Part I

Item 1

Software plus services.    Underlying our opportunities in consumer technologies, and in all of our businesses, is a company-wide commitment to fully embrace software plus services. The ability to combine the power of desktop and server software with the reach of the Internet represents an opportunity across every one of our businesses. As we continue to build out our services platform, we will bring a broad range of new products and service offerings to market that target the needs of large enterprises, small and medium-sized businesses, and consumers.

Expanding our presence on the desktop and server.    While we enjoyed success in fiscal year 2007 with the launches of Windows Vista and the 2007 Microsoft Office System, we see potential for growth by delivering more value per customer. With the planned releases in fiscal year 2008 of Windows Server 2008, SQL Server 2008, and Visual Studio 2008, and the possibility to provide additional value in security, messaging, systems management, and collaboration, we believe we are well-positioned to build on our strength with businesses of all sizes. We will continue to pursue new opportunities in high performance computing, unified communications, healthcare, and business intelligence. Emerging markets are also an important opportunity for us. In fiscal year 2007, we announced the expansion of our Unlimited Potential program as the foundation for our efforts to reach the five billion people around the globe who do not have access to PCs and digital technology today.

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

Distributors and Resellers.    We license software to organizations under arrangements that allow the end-user customer to acquire multiple licenses of products. Organizations license our products primarily through large account resellers (“LARs”), direct market resellers, and value-added resellers (“VARs”). Many organizations that license products through enterprise agreements (“EAs”) transact directly with us, with sales support from our Enterprise Software Advisor channel partners. These Enterprise Software Advisors typically are also authorized as LARs and operate as resellers for our other licensing programs. Although each type of reselling partner reaches organizations of all sizes, LARs are primarily engaged with large organizations and VARs typically reach the breadth of small- and medium-sized organizations. Some of our distributors include Ingram Micro and Tech Data, and some of our largest resellers include CDW, Dell, Insight Enterprises, Software House International, and Software Spectrum. Our Dynamics software offerings are licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services. We distribute our finished goods products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Individual consumers obtain our products primarily through retail outlets, including Best Buy, Target, and Wal-Mart. We have a network of field sales representatives and field support personnel that solicits orders from distributors and resellers and provides product training and sales support.

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

PAGE	9

 Part I

Item 1

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

Online.    We distribute online content and services through MSN and other online channels. OSB delivers Internet access and various premium services and tools to consumers. OSB also delivers online e-mail and messaging communication services and information services such as online search, advertising, and premium content. EDD operates the Xbox Live service which allows customers to participate in the gaming experience with other subscribers online. We operate and deliver the Microsoft Small Business Center portal. This portal provides tools and expertise for small-business owners to build, market, and manage their businesses online. Other services delivered online include Microsoft Developer Networks subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling our products and solutions.

CUSTOMERS

Our customers include individual consumers, small and medium-sized organizations, enterprises, governmental institutions, educational institutions, Internet Service Providers, application developers, and OEMs. Consumers and small- and medium-sized organizations obtain our products primarily through resellers and OEMs. No sales to an individual customer accounted for more than 10% of fiscal year 2007 revenue. Sales to Dell and its subsidiaries accounted for approximately 11% and 10% of fiscal year 2006 and 2005 revenue, respectively. These sales were made primarily through our OEM and volume licensing channels and cover a broad array of products including Windows PC operating systems, Microsoft Office, and server products. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

PAGE	10

 Part I

Item 1

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of August 3, 2007 were as follows:

Name	Age	Position with the Company
William H. Gates III	51	Chairman of the Board
Steven A. Ballmer	51	Chief Executive Officer
Robert J. (Robbie) Bach	45	President, Entertainment and Devices Division
Lisa E. Brummel	47	Senior Vice President, Human Resources
Kevin R. Johnson	46	President, Platforms and Services Division
Christopher P. Liddell	49	Senior Vice President and Chief Financial Officer
Jeffrey S. Raikes	49	President, Microsoft Business Division
Bradford L. Smith	48	Senior Vice President; General Counsel and Secretary
Brian Kevin Turner	42	Chief Operating Officer

Mr. Gates co-founded Microsoft in 1975 and served as its Chief Executive Officer from the time the original partnership was incorporated in 1981 until January 2000, when he resigned as Chief Executive Officer and assumed the position of Chief Software Architect. In June 2006, Mr. Gates stepped down as Chief Software Architect and announced a two-year plan to transition out of a day-to-day role in the Company. Mr. Gates has served as Chairman since our incorporation.

Mr. Ballmer was appointed Chief Executive Officer in January 2000. He served as President from July 1998 to February 2001. Previously, he had served as Executive Vice President, Sales and Support since February 1992. He joined Microsoft in 1980.

Mr. Bach was named President, Entertainment and Devices Division in September 2005. He had been Senior Vice President, Home and Entertainment since March 2000. Before holding that position, he had been Vice President, Home and Retail since March 1999, Vice President, Learning, Entertainment and Productivity since 1997, and Vice President, Desktop Applications Marketing since 1996. Mr. Bach joined Microsoft in 1988.

Ms. Brummel was named Senior Vice President, Human Resources in December 2005. She had been Corporate Vice President, Human Resources since April 2005. From 1995 to April 2005, she had been Corporate Vice President of the Home & Retail Division. Since joining Microsoft in 1989, Ms. Brummel has held a number of management positions at Microsoft, including general manager of the Consumer Productivity business and product unit manager of several product lines.

Mr. Johnson was named President, Platforms and Services Division in January 2007. He had been Co-President of the Platforms and Services Division since September 2005. He held the position of Group Vice President, Worldwide Sales, Marketing and Services since March 2003. Before that position, he had been Senior Vice President, Microsoft Americas since February 2002 and Senior Vice President, U.S. Sales, Marketing, and Services since August 2001, and prior to assuming that role, he had been Vice President, U.S. Sales, Marketing and Services. He joined Microsoft in 1992.

Mr. Liddell was named Senior Vice President and Chief Financial Officer of the Company in May 2005. Mr. Liddell served as Senior Vice President and Chief Financial Officer of International Paper Company from March 2003 through April 2005, and prior to becoming Chief Financial Officer, he held the positions of Vice President-Finance and Controller. Mr. Liddell served as Chief Executive Officer of Carter Holt Harvey Limited, an affiliate of International Paper, from 1999 to 2002 and Chief Financial Officer from 1995 to 1998.

Mr. Raikes was named President, Microsoft Business Division in September 2005. He had been Group Vice President, Information Worker Business since June 2004. Before that position, he had been Group Vice President, Productivity and Business Services since August 2000 and Group Vice President, Sales and Support since July 1998. Mr. Raikes joined Microsoft in 1981.

Mr. Smith was named Senior Vice President, General Counsel, and Secretary in November 2001. Mr. Smith was also named Chief Compliance Officer effective July 2002. He had been Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. He joined Microsoft in 1993.

Mr. Turner was named Chief Operating Officer in September 2005. Before joining Microsoft, he was Executive Vice President and President and Chief Executive Officer of the Sam’s Club division of Wal-Mart Stores, Inc. From September 2001 to August 2002, he served as Executive Vice President and Chief Information Officer of Wal-Mart’s Information Systems Division. From March 2000 to September 2001, he served as its Senior Vice President and Chief Information Officer of the Information Systems Division.

PAGE	11

 Part I

Item 1, 1A

EMPLOYEES

As of June 30, 2007, we employed approximately 79,000 people on a full-time basis, 48,000 in the United States and 31,000 internationally. Of the total, 31,000 were in product research and development, 24,000 in sales and marketing, 13,000 in product support and consulting services, 3,000 in manufacturing and distribution, and 8,000 in general and administration. Our success is highly dependent on our ability to attract and retain qualified employees. None of our employees are subject to collective bargaining agreements.

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

Challenges to our business model may reduce our revenues and operating margins.    Our business model has been based upon customers paying a fee to license software that we developed and distributed. Under this license-based software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. In recent years, certain “open source” software business models have evolved into a growing challenge to our license-based software model. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. A number of commercial firms compete with us using an open source business model by modifying and then distributing open source software to end users at nominal cost and earning revenue on complementary services and products. These firms do not have to bear the full costs of research and development for the software. A prominent example of open source software is the Linux operating system. Although we believe our products provide customers with significant advantages in security, productivity, and total cost of ownership, the popularization of the open source software model continues to pose a significant challenge to our business model, including continuing efforts by proponents of open source software to convince governments worldwide to mandate the use of open source software in their purchase and deployment of software products. To the extent open source software gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenue and operating margins may consequently decline.

Another development is the software-as-a-service business model, by which companies provide applications, data, and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. Recent advances in computing and communications technologies have made this model viable and enabled the rapid growth of some of our competitors. We are devoting significant resources toward developing our own competing software plus services strategies. It is uncertain whether these strategies will prove successful.

We face intense competition.    We continue to experience intense competition across all markets for our products and services. Our competitors range in size from Fortune 100 companies to small, specialized single-product businesses and open source community-based projects. Although we believe the breadth of our businesses and product portfolio are a competitive advantage, our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low and products, once developed, can be distributed broadly and quickly at relatively low cost. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our products. In response to competition, we are developing versions of our products with basic functionality that are sold at lower prices than the standard versions. These competitive

PAGE	12

 Part I

Item 1A

pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins and operating income.

We may not be able to adequately protect our intellectual property rights.    Protecting our global intellectual property rights and combating unlicensed copying and use of software and other intellectual property is difficult. While piracy adversely affects U.S. revenue, the impact on revenue from outside the U.S. is more significant, particularly in countries where laws are less protective of intellectual property rights. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Throughout the world, we actively educate consumers about the benefits of licensing genuine products and obtaining indemnification benefits for intellectual property risks, and we educate lawmakers about the advantages of a business climate where intellectual property rights are protected. However, continued educational and enforcement efforts may fail to enhance revenue. Reductions in the legal protection for software intellectual property rights or additional compliance burdens could both adversely affect revenue.

Third parties may claim we infringe their intellectual property rights.    From time to time we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow. To resolve these claims we may enter into royalty and licensing agreements on less favorable terms, stop selling or redesign affected products, or pay damages to satisfy indemnification commitments with our customers. Such agreements may cause operating margins to decline. We have made and expect to continue making significant expenditures to settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

We may not be able to protect our source code from copying if there is an unauthorized disclosure of source code.    Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. Although we license portions of our application and operating system source code to a number of licensees, we take significant measures to protect the secrecy of large portions of our source code. If an unauthorized disclosure of a significant portion of our source code occurs, we could potentially lose future trade secret protection for that source code. This could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code could also increase the security risks described in the next paragraph.

Security vulnerabilities in our products could lead to reduced revenues or to liability claims.    Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products. Although this is an industry-wide problem that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to address security vulnerabilities through:

•	engineering more secure products;

•	enhancing security and reliability features in our products;

•	helping our customers make the best us of our products and services to protect against computer viruses and other attacks;

•	improving the deployment of software updates to address security vulnerabilities;

•	investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed; and

•	providing customers online automated security tools, published security guidance, and security software such as firewalls, anti-virus, and other security software.

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

PAGE	13

 Part I

Item 1A

We are subject to government litigation and regulatory activity that affects how we design and market our products.    As a leading global software maker, we receive close scrutiny from government agencies under U.S. and foreign competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. For example, we have been involved in the following actions.

Lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions were resolved through a Consent Decree that took effect in November 2001 and a Final Judgment entered in November 2002. These proceedings imposed various constraints on our Windows operating system businesses. These include limits on certain contracting practices, mandated disclosure of certain software program interfaces and protocols, and rights for computer manufacturers to limit the visibility of certain Windows features in new PCs. Some of these rules will expire in November 2007; others will stay in force until November 2009 or later. Although we believe we are in full compliance with these rules, if we fail to comply with them, additional restrictions could be imposed on us that would adversely affect our business.

In March 2004, the European Commission ordered us to create new versions of Windows that do not include certain multimedia technologies to provide our competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. The design of these special versions of Windows and the terms on which we make our protocol technology available are closely regulated by the Commission. The product design aspect of the Commission decision may limit our ability to innovate in Windows in the future, diminish the developer appeal of the Windows platform and increase our product development costs. The availability of protocol licenses may enable competitors to develop software products that better mimic the functionality of Microsoft’s own products which could result in a reduction in sales of our products. Pending resolution of Microsoft’s appeal, there will remain uncertainty about the legal principles that govern product design and intellectual properties for future releases of Microsoft products in Europe.

In February 2006, the Korean Fair Trade Commission (“KFTC”) issued a decision requiring us to offer two versions of Windows PC operating systems, one with Windows Media Player and instant messaging software removed and another with those functionalities included but also including promotional links to competing software products. If upheld on appeal, these remedies could adversely affect the utility and competitive position of Windows PC operating systems in Korea.

Government regulatory actions and court decisions may hinder our ability to provide the benefits of our software to consumers and businesses, thereby reducing the attractiveness of our products and the revenues that come from them. New legal actions could be initiated at any time, either by these or other governments or private claimants including with respect to new versions of Windows or other Microsoft products. The outcome of such legal actions could adversely affect us in a variety of ways, including:

•

We may have to choose between withdrawing products from certain geographies to avoid fines or designing and developing alternative versions of those products to meet mandated government specifications, which may entail removing functionality that customers want or developers rely on.

•

Creating mandated alternative versions of our products may cause confusion that harms our reputation, including among consumers and with software and Web site developers who rely on the functionality removed from these alternative versions.

•

Government agencies may require that we make available licenses to our proprietary protocol technologies on terms that do not reflect their fair market value or do not protect our associated intellectual property.

•

If not reversed or limited on appeal, the rulings described above may be cited as a precedent in other proceedings that seek to limit our ability to continue to improve Windows by adding new functionality in response to consumer demand or to build our own software development efforts.

Our software and services online offerings are subject to government regulation of the Internet domestically and internationally in many areas including user privacy, telecommunications, data protection, and online content. The application of these laws and regulations to our business is often unclear and sometimes may conflict. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop doing the alleged noncompliant activity.

Our business depends largely on our ability to attract and retain talented employees.    Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our

PAGE	14

 Part I

Item 1A

industry is extremely competitive. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Delays in product development schedules may adversely affect our revenues.    The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Significant delays in new product releases or significant problems in creating new products could adversely affect our revenue.

We make significant investments in new products and services that may not be profitable.    We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including Windows Vista, the 2007 Microsoft Office system, Xbox 360, Live Search, Windows Server, Zune, and Windows Live. Investments in new technology are inherently speculative. Commercial success depends on many factors including innovativeness, developer support, and effective distribution and marketing. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Adverse economic conditions may harm our business.    Inflation, softness in corporate information technology spending, or other changes in general economic conditions that affect demand for computer hardware or software could adversely affect our revenue or our investment portfolio. If overall market demand for PCs, servers, and other computing devices declines significantly, or consumer or corporate spending for such products declines, our revenue will be adversely affected. In addition, our revenue would be unfavorably impacted if customers reduce their purchases of new software products or upgrades because new offerings such as Windows Vista and the 2007 Microsoft Office system are not perceived as providing significant new functionality or other value to prospective purchasers.

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

Our consumer hardware products may experience quality or supply problems.    Our hardware products such as the Xbox 360 console are highly complex and can have defects in design, manufacture or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing or warranty repairs.

We obtain some components of our hardware devices from sole suppliers. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain replacement supplies on a timely basis, resulting in reduced sales. Either component shortages or excess inventory may require us to record charges to cost of revenue. Xbox 360 consoles are assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenues and operating margins.

PAGE	15

 Part I

Item 1A, 1B

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.    Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

Catastrophic events or geo-political conditions may disrupt our business.    A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services or performing other mission-critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries or operating costs. These conditions may lend additional uncertainty to the timing and budget for technology investment decisions by our customers.

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

Improper disclosure of personal data could result in liability and harm our reputation.    We store and process significant amounts of personally identifiable information. It is possible that our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products also enable our customers to store and process personal data. Perceptions that our products do not adequately protect the privacy of personal information could inhibit sales of our products.

Other risks that may affect our business.    Other factors that may affect our performance may include sales channel disruption, such as the bankruptcy of a major distributor, and our ability to implement operating cost structures that align with revenue growth.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2007 that remain unresolved.

PAGE	16

 Part I

Item 2, 3, 4

ITEM 2.    PROPERTIES

Our corporate offices consist of approximately 11 million square feet of office space located in King County, Washington: 8 million square feet of owned space that is situated on approximately 500 acres of land we own at our corporate campus and approximately 3 million square feet of space we lease. We own approximately 1 million square feet of office space domestically (outside of the Puget Sound corporate campus) and lease many sites domestically totaling approximately 3 million square feet of office space.

We occupy many sites internationally, totaling approximately 8 million square feet that is leased and approximately 1 million square feet that is owned. These facilities include our European Operations Center in Dublin, Ireland, a disk duplication facility in Humacao, Puerto Rico, and a facility in Singapore for our Asia Pacific Operations Center and Regional headquarters. Leased office space includes the following locations: Tokyo, Japan; Unterschleissheim, Germany; Les Ulis, France; Reading, England; and Mississauga, Canada. In addition to the above locations, we have various product development facilities, both domestically and internationally, as described in “Product Development” above.

Our facilities are fully used for current operations of all segments, and suitable additional space is available to accommodate expansion needs. We own 63 acres of land in Issaquah, Washington, which can accommodate 1 million square feet of office space and we have an agreement with the City of Redmond under which we may develop an additional 1 million square feet of facilities at our campus in Redmond, Washington.

ITEM 3.    LEGAL PROCEEDINGS

See Note 17 – Contingencies of the Notes to Financial Statements (Part II, Item 8) for information about legal proceedings in which we are involved.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2007.

PAGE	17

 Part II

Item 5

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol MSFT. On August 1, 2007, there were 148,344 registered holders of record of our common stock. The high and low common stock prices per share were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal year 2007
Common stock price per share:
High	$27.52	$30.26	$31.48	$31.16	$31.48
Low	22.23	27.15	26.60	27.56	22.23

Fiscal year 2006
Common stock price per share:
High	$27.94	$28.25	$28.38	$27.94	$28.38
Low	24.50	24.25	26.10	21.46	21.46

See Note 12 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8) for information regarding dividends approved by our Board of Directors in fiscal years 2007 and 2006.

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.00 billion tender offer which was completed on August 17, 2006; and authorization for up to an additional $20.00 billion ongoing share repurchase program that expires on June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.84 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.00 billion ongoing share repurchase program had been increased by approximately $16.16 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.16 billion through June 30, 2011. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. We repurchased common stock in each quarter of fiscal year 2007 using available cash resources as follows:

Period	Total number of shares purchased	Average price paid per share

July 1, 2006 – September 30, 2006	285,126,354	$24.43
October 1, 2006 – December 31, 2006	205,416,571	$29.39
January 1, 2007 – March 31, 2007	237,497,727	$28.40
April 1, 2007 – June 30, 2007	242,715,913	$30.35

Common stock repurchases in the fourth quarter of fiscal year 2007 were as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2007 – April 30, 2007	10,816,647	$28.17	10,816,647	$22,200
May 1, 2007 – May 31, 2007	133,980,027	$30.71	133,980,027	$18,086
June 1, 2007 – June 30, 2007	97,919,239	$30.11	97,919,239	$15,138

	242,715,913		242,715,913

PAGE	18

 Part II

Item 6

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Fiscal Year Ended June 30	2007	2006	2005	2004	2003

Revenue	$51,122	$44,282	$39,788	$36,835	$32,187
Operating income	18,524	16,472	14,561	9,034	9,545
Net income	14,065	12,599	12,254	8,168	7,531
Diluted earnings per share	$1.42	$1.20	$1.12	$0.75	$0.69
Cash dividends declared per share	$0.40	$0.35	$3.40	$0.16	$0.08
Cash and short-term investments	23,411	34,161	37,751	60,592	49,048
Total assets	63,171	69,597	70,815	94,368	81,732
Long-term obligations	8,320	7,051	5,823	4,574	2,846
Stockholders’ equity	31,097	40,104	48,115	74,825	64,912

PAGE	19

 Part II

Item 7

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR FISCAL YEARS 2007, 2006, AND 2005

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

We develop, manufacture, license, and support a wide range of software products for many computing devices. Our software products include operating systems for servers, PCs, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; and software development tools. We provide consulting and product support services, and we train and certify system integrators and developers. We sell the Xbox video game console and games, the Zune digital music and entertainment device, PC games, and PC peripherals. Online communication and information services are delivered through our MSN portals, channels around the world, and through our search products.

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. In fiscal year 2007, our revenue was highest in the third quarter due to the recognition of $1.67 billion of revenue previously deferred from the Express Upgrade to Windows Vista and Microsoft Office Technology Guarantee programs and pre-shipments of Windows Vista and the 2007 Microsoft Office system. The technology guarantee programs provided customers who purchased current products with free or discounted rights to Windows Vista and the 2007 Microsoft Office system when those products became available to consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Entertainment and Devices Division has generated over 40% of its yearly segment revenues in our second fiscal quarter. With the exception of fiscal year 2007, we believe the seasonality of revenue is likely to continue in the future.

We intend to sustain the long-term growth of our businesses through technological innovation, engineering excellence, and a commitment to delivering high-quality products and services to customers and partners. Recognizing that one of our primary challenges is to help accelerate worldwide PC adoption and software upgrades, we continue to advance the functionality, security, and value of Windows operating systems and to develop operating system versions targeted at emerging markets. We also are increasing our focus on selling our products in emerging markets and reducing the amount of unlicensed software used in those markets. In addition, we continue to develop innovative software applications and solutions that we believe will enhance the productivity of information workers, improve communication and collaboration in work groups, aid business intelligence, and streamline processes for small and mid-sized businesses. To sustain the growth of our Server and Tools business amid competition from other vendors of both proprietary and open source software, our goal is to deliver products that provide the best platform for network computing – software that is easiest to deploy and manage, and that is most secure – with the lowest total cost of ownership.

We continue to invest in research and development in existing and new lines of business, including business solutions, mobile computing, communication, entertainment, and other areas that we believe may contribute to our long-term growth. We also invest in research and development of advanced technologies for future software products. We believe that delivering innovative and high-value solutions through our integrated platform is the key to meeting customer needs and to our future growth.

We believe that over the last few years we have laid a foundation for long-term growth by delivering innovative products, creating opportunities for partners, improving customer satisfaction with key audiences, and improving our internal business processes. Our focus in fiscal year 2008 is building on this foundation and executing well in key areas, including continuing to innovate on our integrated software platform, responding effectively to customer and partner needs, and continuing to focus internally on product excellence, business efficacy, and accountability across the company.

Key market opportunities include:

Consumer technology.    We are focused on delivering consumer software products that we believe are compelling in terms of design and features. We are also working to define the next era of consumer electronics through innovating software that powers today’s consumer devices.

PAGE	20

 Part II

Item 7

Software plus services.    The ability to combine the power of desktop and server software with the reach of the Internet represents an opportunity across every one of our businesses. We believe our software plus services approach will enable us to deliver new experiences to end users and new value to businesses.

Expanding our presence on the desktop and server.    Through our ability to deliver additional value in security, messaging, systems management, and collaboration, and new technology for high performance computing, unified communications, healthcare, and business intelligence, we believe we are well-positioned to build on our strength with businesses of all sizes. The expansion of our Unlimited Potential program provides the foundation for our efforts to reach the five billion people around the globe who do not have access to PCs and digital technology today.

Summary of Results for Fiscal Years 2007, 2006, and 2005

(In millions, except percentages)	2007	2006	2005	Percent Change 2007 versus 2006	Percent Change 2006 versus 2005

Revenue	$51,122	$44,282	$39,788	15%	11%
Operating income	$18,524	$16,472	$14,561	12%	13%

Fiscal year 2007 compared to fiscal year 2006

Revenue growth was driven primarily by licensing of the 2007 Microsoft Office system and Windows Vista, increased revenue associated with SQL Server, Windows Server, and Visual Studio, and increased Xbox 360 console sales. Foreign currency exchange rates did not have a significant impact on consolidated revenue during the year.

Operating income growth was driven primarily by the increased revenue and decreased costs for legal settlements and legal contingencies, partially offset by increased cost of revenue associated with Xbox 360 and Windows Vista, increased OSB data centers costs, and increased sales and marketing expenses. In July 2007, we expanded our global Xbox 360 warranty coverage to three years from the date of purchase for a general hardware failure indicated by three flashing red lights. As a result, we recorded a $1.06 billion charge for anticipated costs under the warranty policy, inventory write-downs, and product returns. The increase in sales and marketing expenses was primarily driven by increased headcount-related costs and marketing costs related to recent product launches. Headcount-related costs increased 15%, driven by a 10% increase in headcount over the past twelve months and an increase in salaries and benefits for existing headcount.

Fiscal year 2006 compared to fiscal year 2005

Revenue growth was driven primarily by growth in SQL Server following the launch of SQL Server 2005 in the second quarter of fiscal year 2006, Windows Server and other server applications, increased Xbox revenue resulting from the Xbox 360 launch in November 2005, growth in licensing of Windows PC operating systems through OEMs, and increased licensing of Office and other MBD software. Foreign currency exchange rates did not have a significant impact on consolidated or operating segment revenue during the fiscal year.

Operating income increased primarily reflecting the revenue increase and a decrease in costs for legal settlements and legal contingencies. These changes were partially offset by an increase in cost of revenue primarily related to Xbox 360 and an increase in sales and marketing expenses primarily as a result of increased investments in partner marketing and product launch-related spending. Headcount-related costs increased 7%, driven by an increase in salaries and benefits for existing headcount and a 16% growth in headcount.

Fiscal Year 2008 Outlook

Worldwide macroeconomic factors have a strong correlation to business and consumer demand for our software, services, games, and Internet service offerings. We expect a broad continuation in the economic conditions and demand in fiscal year 2008. We also expect continued double digit revenue growth. Given our product launches in the second half of fiscal year 2007, we expect revenue growth to be higher in the first half of fiscal year 2008 than in the second half. We estimate worldwide PC shipments will grow between 9% and 11%. We do not expect a significant

PAGE	21

 Part II

Item 7

impact from changes in year-over-year foreign currency exchange rates in fiscal year 2008. We expect our operating income growth rate to exceed our revenue growth rate.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

In July 2006, we announced a change in our operating segments reflecting previously announced reorganizations. We have five operating segments: Client, Server and Tools, the Online Services Business, the Microsoft Business Division, and the Entertainment and Devices Division. Prior fiscal year information has been recast to conform to the way we internally managed and monitored performance at the business group level in fiscal year 2007.

The revenue and operating income/(loss) amounts in this section are presented on a basis consistent with U.S. Generally Accepted Accounting Principles (“GAAP”) and include certain reconciling items attributable to each of the segments. The segment information appearing in Note 18 – Segment Information of the Notes to Financial Statements (Part II, Item 8) is presented on a basis consistent with the Company’s internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from our segment operating results and is analyzed separately.

Client

(In millions, except percentages)	2007	2006	2005	Percent Change 2007 versus 2006	Percent Change 2006 versus 2005

Revenue	$14,972	$13,089	$12,042	14%	9%
Operating income	$11,603	$10,297	$9,442	13%	9%

Client offerings consist of premium edition and standard Windows operating systems. Premium offerings are those that include additional functionality and are sold at a price above our standard versions. Premium offerings include Windows XP Professional, XP Media Center Edition, XP Tablet PC Edition, Vista Business, Vista Home Premium, and Vista Ultimate. Standard Windows operating systems include Windows XP Home and Windows Vista Home Basic. Client revenue growth correlates with the growth of purchases of PCs from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for approximately 80% of total Client revenue. The differences between unit growth rates and revenue growth rates from year to year are affected by changes in the mix of OEM Windows operating systems licensed with premium edition operating systems as a percentage of total OEM Windows operating systems licensed (“OEM premium mix”), changes in the geographical mix, and changes in the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders.

Fiscal year 2007 compared to fiscal year 2006

Client revenue increased primarily reflecting licensing of Windows Vista. OEM revenue increased $1.46 billion or 13% driven by 13% growth in OEM license units while revenue from commercial and retail licensing of Windows operating systems increased $422 million or 21%. During the year, the OEM Premium Mix increased 16 percentage points to 68%. Based on our estimates, total worldwide PC shipments from all sources grew 10% to 12% driven by demand in both emerging and mature markets.

Client operating income increased reflecting the increased revenue and decreased research and development costs, partially offset by increased Windows Vista product costs and increased sales and marketing expenses for launch-related programs. The decrease in research and development costs reflects the capitalization of certain Windows Vista software development costs and completion of product development on Windows Vista. Headcount-related costs decreased 3%, driven by a 1% decrease in headcount and a decrease in stock-based compensation expense.

Fiscal year 2006 compared to fiscal year 2005

Client revenue increased reflecting $1.18 billion or 12% growth in OEM revenue driven by 17% growth in OEM license units from increased PC unit shipments, partially offset by a $118 million or 6% decrease in revenue from commercial and retail licensing of Windows operating systems. During the year, the OEM premium mix increased two percentage points to 52%. OEM revenue growth included an increase to revenue of $89 million resulting from the alignment of

PAGE	22

 Part II

Item 7

our billings associated with OEM distributors in our system builder channel with both industry standards and other Microsoft channels.

Client operating income increased reflecting the increase in OEM revenue partially offset by a $224 million increase in sales and marketing expenses, excluding headcount-related costs, mainly driven by increased investments in partner marketing and Windows Vista pre-launch programs. Headcount-related costs increased 6%, driven by a 13% increase in headcount primarily associated with Windows Vista and further investments in our sales and marketing organization, and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense.

Server and Tools

(In millions, except percentages)	2007	2006	2005	Percent Change 2007 versus 2006	Percent Change 2006 versus 2005

Revenue	$11,175	$9,652	$8,367	16%	15%
Operating income	$3,900	$3,035	$2,072	29%	46%

Server and Tools offerings consist of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, and other server products. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server and Tools concentrates on licensing products, applications, tools, content, and services that make information technology professionals and developers more productive and efficient. The segment uses multiple channels for licensing including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. We sell licenses both as one-time licenses and as multi-year volume licenses.

Fiscal year 2007 compared to fiscal year 2006

Server and server application revenue (including CAL revenue) and developer tools, training, and certification revenue increased $1.12 billion or 14%. This increase was primarily driven by increased revenue associated with SQL Server, Windows Server, and Visual Studio. The results reflect broad adoption of Windows Server products, especially SQL Server which grew over 20%. Consulting, Premier, and Professional product support services revenue increased $404 million or 24% primarily due to higher demand for Premier services in corporate enterprises. Foreign currency exchange rates accounted for a $165 million or a two percentage point increase in revenue.

Server and Tools operating income increased reflecting the increased revenue, partially offset by growth in headcount-related costs and cost of revenue for services. Headcount-related costs increased 12%, driven by an 11% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense. Cost of revenue increased $243 million or 13% reflecting growth in services provided.

Fiscal year 2006 compared to fiscal year 2005

Server and Tools revenue increased mainly driven by growth in SQL Server, Windows Server, and Visual Studio. SQL Server 2005 and Visual Studio 2005 were launched in the second quarter of fiscal year 2006 and produced revenue growth in these product lines. Server and Server applications revenue (including CAL revenue) and developer tools, training and certification revenue increased $1.07 billion or 16% during fiscal year 2006. The results reflect broad adoption of Windows Server products, especially SQL Server, which grew over 30% for the year. Consulting, Premier and Professional product support services revenue increased $217 million or 15% primarily due to higher demand for services.

Server and Tools operating income increased primarily reflecting the increased revenue, partially offset by increased sales and marketing expenses related to supporting long-term strategies and the launches of SQL Server 2005 and Visual Studio 2005. Headcount-related costs increased 5%, driven by an 11% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense.

PAGE	23

 Part II

Item 7

Online Services Business

(In millions, except percentages)	2007	2006	2005	Percent Change 2007 versus 2006	Percent Change 2006 versus 2005

Revenue	$2,474	$2,299	$2,344	8%	(2)%
Operating income (loss)	$(732)	$(74)	$402	*	*
*	Not meaningful

The Online Services Business (“OSB”) provides personal communications services, such as e-mail and instant messaging, online information offerings, such as Live Search, and the MSN portals and channels around the world. OSB also provides a variety of online services such as MSN Internet Access, MSN Premium Web Services and OneCare. We earn revenue primarily from online advertising, from consumers and partners through subscriptions and transactions generated from online paid services, and from MSN narrowband Internet access subscribers. We have transitioned to adCenter, our own platform, for online delivery of advertising in the U.S. and certain international markets. We continue to launch new online initiatives and expect to do so in the future. In fiscal year 2007, we launched Windows Live Search and Live.com in 54 international markets, Live Local Search in the U.S. and U.K., beta versions of MSN Soapbox (our expansion of the MSN Video experience), Virtual Earth™ 3D, Windows Live Hotmail, and other offerings.

Fiscal year 2007 compared to fiscal year 2006

OSB revenue increased driven primarily by advertising revenue which grew $314 million or 21% to $1.84 billion. This increase was primarily due to growth in advertising for search, home page, email, and messaging services. The increase in advertising revenue was partially offset by a $156 million or 31% decrease in access revenue. At June 30, 2007, we estimate that OSB had over 310 million active Hotmail accounts and over 280 million Messenger accounts.

OSB operating loss increased driven primarily by increased cost of revenue which grew $352 million or 45% and increased headcount-related costs as a result of continued search and advertising platform investments. The increase in cost of revenue was primarily driven by increased data center costs, online content expenses, and royalties. Headcount-related costs increased 30%, driven by a 12% increase in headcount and an increase in salaries and benefits for existing headcount.

Fiscal year 2006 compared to fiscal year 2005

OSB revenue decreased primarily reflecting a $195 million or 28% decline in access revenue, partially offset by a $126 million or 9% increase in advertising revenue and a $23 million or 9% increase in revenue from subscription and transaction services other than access. Advertising revenue for fiscal year 2006 was $1.52 billion. The increase in advertising revenue reflects growth in display advertising for portals, channels, email, and messaging services, which was partially offset by a decline in search revenue due to the transition to adCenter. As of June 30, 2006, OSB had 2.1 million access subscribers compared with 2.7 million at June 30, 2005. In addition, OSB had over 261 million active Hotmail accounts and over 243 million active Messenger accounts as of June 30, 2006.

OSB operating income decreased due to a $230 million or 39% increase in research and development costs, a $126 million or 22% increase in sales and marketing expenses, and a $67 million or 9% increase in cost of revenue as we continued to invest in adCenter, Windows Live, and other new platforms. Headcount-related costs increased 25%, reflecting a 44% increase in headcount and increased salaries and benefits for existing employees, partially offset by a decrease in stock-based compensation.

PAGE	24

 Part II

Item 7

Microsoft Business Division

(In millions, except percentages)	2007	2006	2005	Percent Change 2007 versus 2006	Percent Change 2006 versus 2005

Revenue	$16,396	$14,486	$13,520	13%	7%
Operating income	$10,838	$9,620	$9,116	13%	6%

MBD offerings consist of the Microsoft Office system and Microsoft Dynamics business solutions. Microsoft Office system products are designed to increase personal, team, and organization productivity through a range of programs, services, and software solutions. Growth of revenue from the Microsoft Office system offerings, which generate over 90% of MBD revenue, depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other information worker areas such as enterprise content management, collaboration, unified communications, and business intelligence. Microsoft Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises. We evaluate our results based upon the nature of the end user in two primary parts – business revenue which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue, and consumer revenue which includes revenue from retail packaged product sales, OEM revenue, and sales of pre-installed versions of Office in Japan.

Fiscal year 2007 compared to fiscal year 2006

MBD revenue increased primarily reflecting licensing of the 2007 Microsoft Office system. Revenue from consumer sales increased $371 million or 11% while revenue from business sales increased $1.54 billion or 14%. The increase in business revenue includes a 21% increase in Microsoft Dynamics customer billings. Foreign currency exchange rates accounted for a $248 million or a two percentage point increase in revenue.

MBD operating income increased reflecting the increased revenue, partially offset by increased sales and marketing expenses and cost of revenue primarily associated with the 2007 Microsoft Office system. The increase in sales and marketing expenses reflects increased headcount-related expenses, increased sales support costs from our Enterprise Software Advisor channel partners, and increased launch-related marketing expenses. Headcount-related costs increased 10%, driven by a 6% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

Fiscal year 2006 compared to fiscal year 2005

MBD revenue increased reflecting an increase in business sales of $1.01 billion or 10%, partially offset by a decrease in consumer sales of $44 million or 1%. The increase in business sales reflects a 16% increase in Microsoft Dynamics customer billings.

MBD operating income increased reflecting the increased revenue partially offset by increased sales and marketing expenses related to supporting field sales efforts and increased research and development expenses. Headcount-related costs increased 8%, driven by a 14% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

PAGE	25

 Part II

Item 7

Entertainment and Devices Division

(In millions, except percentages)	2007	2006	2005	Percent Change 2007 versus 2006	Percent Change 2006 versus 2005

Revenue	$6,083	$4,756	$3,515	28%	35%
Operating loss	$(1,892)	$(1,284)	$(539)	(47)%	(138)%

The Entertainment and Devices Division (“EDD”) products include the Xbox video game system; PC games; consumer software and hardware products; the Zune digital music and entertainment device; Mediaroom, our Internet protocol television software; and Mobile and Embedded devices (Windows Mobile software platform, Windows Embedded device operating system and Windows Automotive). The success of video game consoles is determined by console innovation and quality, the portfolio of video game content for the console, online offerings, and the market share of the console. We believe that the functionality of the Xbox 360 console, games portfolio, and online offerings are well-positioned relative to recently launched competitive consoles.

Fiscal year 2007 compared to fiscal year 2006

EDD revenue increased primarily due to increased Xbox 360 console sales, Zune sales, and increased Xbox accessories and video game sales. We shipped 6.6 million Xbox 360 consoles during fiscal year 2007 as compared to 5.0 million consoles during fiscal year 2006. Xbox and PC game revenue increased $650 million or 19% as a result of increased Xbox 360 platform sales, partially offset by decreased sales of the first generation Xbox console and related accessories and video games. Zune, which was launched in November 2006, consumer hardware and software, and TV platforms revenue increased $539 million or 65%. Mobile and Embedded Devices revenue increased $138 million or 28% driven by sales growth in Windows Mobile software and Windows Embedded operating systems.

EDD operating loss increased primarily due to the $1.06 billion Xbox 360 charge recognized in the fourth quarter of fiscal year 2007 and Zune launch-related expenses. The increase in operating loss was partially offset by increased Xbox 360 platform sales and decreased Xbox 360 console manufacturing costs. Headcount-related costs increased 15%, driven by a 9% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense.

Fiscal year 2006 compared to fiscal year 2005

EDD revenue increased primarily due to the launch of the Xbox 360 console in November 2005, partially offset by a decline in first party Xbox game sales primarily resulting from the significant impact of Halo 2 in fiscal year 2005. The revenue growth was also attributable to $140 million or 15% growth from our other product lines, primarily as a result of an increase in PC games sales due to significant new game releases, especially “Age of Empires III”, and an increase in TV platform revenue due to deployments in fiscal year 2006. Mobile and Embedded Devices revenue increased $115 million or 44% driven by unit volume increases in major product lines, especially Windows Mobile software sales and Windows Embedded operating systems.

EDD operating loss increased primarily as a result of a $1.64 billion increase in cost of revenue resulting from the number of Xbox 360 consoles sold and higher Xbox 360 unit costs, partially offset by the revenue growth. The significant impact of Halo 2 in fiscal year 2005 also contributed to the increase in fiscal year 2006 operating loss. Headcount-related costs increased 8%, driven by a 21% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense.

PAGE	26

 Part II

Item 7

Corporate-Level Activity

(In millions, except percentages)	2007	2006	2005	Percent Change 2007 versus 2006	Percent Change 2006 versus 2005

Corporate-level activity	$(5,193)	$(5,122)	$(5,932)	(1)%	14%

Certain corporate-level results are not allocated to our segments. Those results include expenses related to corporate operations associated with broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies.

Fiscal year 2007 compared to fiscal year 2006

Corporate-level expenses increased primarily driven by increased headcount-related costs offset by decreased costs for legal settlements and legal contingencies. Headcount-related costs increased 25%, driven by a 19% increase in headcount and an increase in salaries and benefits for existing headcount. We incurred $511 million in legal charges during the twelve months ended June 30, 2007, primarily related to antitrust and unfair competition consumer class actions, intellectual property claims, and an extension payment to Sun Microsystems, Inc. under our Limited Patent Covenant and Standstill Agreement. We incurred $1.32 billion in legal charges during fiscal year 2006 which included settlement expense of $361 million related to our settlement with RealNetworks, Inc. as well as other intellectual property and antitrust matters, a €281 million ($351 million) fine imposed by the European Commission in July 2006 related to its 2004 decision in its competition law investigation of Microsoft, and an extension payment to Sun Microsystems, Inc.

Fiscal year 2006 compared to fiscal year 2005

Corporate-level expenses decreased primarily reflecting decreased costs for legal settlements and legal contingencies partially offset by increased headcount-related costs. We incurred $1.32 billion in legal charges during fiscal year 2006 as compared to $2.31 billion in legal charges incurred during fiscal year 2005 primarily related to settlements with Novell, Inc., Gateway, IBM, and other antitrust and competition law matters. Headcount-related costs increased 5%, driven by a 23% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation.

Outlook

Our outlook for fiscal year 2008 is as follows:

Client    We expect revenue to grow reflecting improvement in the commercial and retail portion of the business due to increased acceptance of Windows Vista. We expect PC shipments to grow 9% to 11% for fiscal year 2008. We believe that PC unit growth rates will be higher in the consumer segment than in the business segment and higher in emerging markets than in mature markets.

Server and Tools    We expect continued momentum from recent product launches and to benefit from the upcoming launches of the new versions of SQL Server, Windows Server, and Visual Studio in the second half of fiscal year 2008.

Online Services Business    We expect increased growth in online advertising revenue as the portals, channels, and communications services continue to expand globally and the overall Internet advertising industry continues to expand. In May 2007, we agreed to acquire aQuantive, Inc., a digital marketing company, for approximately $6 billion in cash. We expect to complete this transaction in August 2007. This acquisition will enable us to strengthen relationships with advertisers, agencies and publishers by enhancing our advertising platforms and services. The acquisition also provides us with increased depth in building and supporting next generation advertising solutions and environments such as cross media planning and video-on-demand.

Microsoft Business Division    We expect revenue to continue to increase in fiscal year 2008 due to increased customer acceptance of the 2007 Microsoft Office system. We continue to develop plans to grow revenue in new areas such as unified communications, enterprise content management, collaboration tools, business intelligence, and through our existing portfolio of Microsoft Dynamics products.

PAGE	27

 Part II

Item 7

Entertainment and Devices Division    We expect revenue to increase due to the increased installed base of the Xbox 360 console and from the release of Halo 3, a new Xbox 360 game. Revenue from existing mobility and embedded devices is expected to increase due to unit volume increases of Windows Mobile software driven by increased market demand for phone-enabled devices and Windows Embedded operating systems.

Operating Expenses

Cost of Revenue

(In millions, except percentages)	2007	2006	2005	Percent Change 2007 versus 2006	Percent Change 2006 versus 2005

Cost of revenue	$10,693	$7,650	$6,031	40%	27%
As a percent of revenue	21%	17%	15%	4ppt	2ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, warranty costs, inventory write-downs, and costs associated with the delivery of consulting services. Cost of revenue increased in fiscal year 2007 primarily driven by the Xbox 360 charge, increased Windows Vista product costs, increased OSB data center costs, and costs associated with the growth in consulting services. Cost of revenue increased in fiscal year 2006 mainly due to a $1.64 billion increase in EDD as a result of an increase in the number of total Xbox consoles sold and higher Xbox 360 unit costs.

Research and Development

(In millions, except percentages)	2007	2006	2005	Percent Change 2007 versus 2006	Percent Change 2006 versus 2005

Research and development	$7,121	$6,584	$6,097	8%	8%
As a percent of revenue	14%	15%	15%	(1)ppt	–

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Research and development costs increased during fiscal year 2007 primarily due to increased headcount-related costs which grew 8%, reflecting a 9% growth in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense. Research and development costs increased during fiscal year 2006 primarily due to increased development costs associated with upcoming offerings and corporate research activities. Headcount-related costs increased 3% during fiscal year 2006, driven by a 17% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense.

PAGE	28

 Part II

Item 7

Sales and Marketing

(In millions, except percentages)	2007	2006	2005	Percent Change 2007 versus 2006	Percent Change 2006 versus 2005

Sales and marketing	$11,455	$9,818	$8,563	17%	15%
As a percent of revenue	22%	22%	22%	–	–

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased during fiscal year 2007 primarily because of increased headcount-related costs and increased marketing costs related to recent product launches. Headcount-related costs increased 22% during fiscal year 2007, driven by an 11% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense. Sales and marketing expenses increased during fiscal year 2006 primarily because of increased headcount-related costs, investments in partner marketing and product launch-related spending. Headcount-related costs increased 13% during fiscal year 2006, driven by a 20% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense.

General and Administrative

(In millions, except percentages)	2007	2006	2005	Percent Change 2007 versus 2006	Percent Change 2006 versus 2005

General and administrative	$3,329	$3,758	$4,536	(11)%	(17)%
As a percent of revenue	7%	8%	11%	(1)ppt	(3)ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related costs associated with finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative costs decreased during fiscal year 2007 primarily reflecting decreased costs for legal settlements and legal contingencies, partially offset by increased headcount-related costs. During fiscal year 2007, we incurred $511 million of legal charges primarily related to antitrust and unfair competition consumer class actions, intellectual property claims, and extension payment to Sun Microsystems, Inc. as compared to $1.32 billion of legal charges in fiscal year 2006. Headcount-related costs increased 15% during fiscal year 2007, driven by a 12% increase in headcount and an increase in salaries and benefits for existing headcount. General and administrative costs decreased in fiscal year 2006 primarily reflecting decreased costs for legal settlements and legal contingencies. During fiscal year 2006, we incurred $1.32 billion of legal charges primarily related to antitrust and unfair competition consumer class actions, intellectual property claims, and an extension payment to Sun Microsystems, Inc. Legal charges in fiscal year 2006 also included settlement expense of $361 million related to our settlement with RealNetworks, Inc. and the €281 million ($351 million) European Commission fine. Headcount-related costs increased 7% during fiscal year 2006, driven by an 18% increase in headcount and an increase in salaries for existing headcount. We incurred $2.31 billion in legal charges during fiscal year 2005.

PAGE	29

 Part II

Item 7

Investment Income and Other

The components of investment income and other were as follows:

(In millions)	2007	2006	2005

Dividends and interest	$1,319	$1,510	$1,460
Net gains on investments	650	161	856
Net losses on derivatives	(358)	(99)	(262)
Other, net	(34)	218	13

Investment income and other	$1,577	$1,790	$2,067

For fiscal year 2007, dividends and interest income declined, reflecting a decline in the average balance of dividend and interest-bearing investments, partly offset by higher interest rates received on our fixed-income investments. For fiscal year 2006, dividends and interest income increased due to higher interest rates received on our fixed-income investments, partially offset by a decline in the average balance of dividend and interest-bearing investments as a result of the $32.64 billion special dividend paid on December 2, 2004, and stock repurchases made throughout fiscal year 2006.

For fiscal year 2007, net gains on investments increased primarily due to lower other-than-temporary impairments and gains on sales of fixed-income investments in the current period as compared to losses in fiscal year 2006, partly offset by fewer gains on the sale of equity investments. Other-than-temporary impairments in fiscal year 2007 were not material and were $408 million in fiscal year 2006. Net gains on investments decreased in fiscal year 2006 primarily due to increased net losses on sales of fixed-income investments, higher other-than-temporary impairments, and fewer net gains on equity investments in fiscal year 2006 as compared to fiscal year 2005. For fiscal year 2006, other-than-temporary impairments were $408 million, as compared to $152 million in fiscal year 2005. The increase in other-than-temporary impairments in fiscal year 2006 was driven by planned sales of certain investments in an unrealized loss position in order to raise funds for the $20 billion tender offer announced on July 20, 2006.

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

We use derivative instruments to manage exposures to interest rates, equity prices, and foreign currency markets and to facilitate portfolio diversification. Derivative losses during fiscal 2007 were primarily driven by net losses in time value on foreign currency contracts used to hedge anticipated foreign currency revenues. During fiscal year 2006, we experienced lower net losses on derivatives as compared to fiscal year 2005 primarily due to net gains on non-designated equity derivatives in fiscal 2006 as compared to net losses in fiscal 2005 and higher net gains on commodity positions in fiscal 2006 driven by increases in the related commodity indices. These gains were partially offset by higher net losses in time value on foreign exchange contracts used to hedge anticipated foreign currency revenues and higher net losses on interest rate derivative contracts in fiscal 2006. Net derivative losses in fiscal year 2005 were primarily related to losses on equity derivatives, interest rate derivatives, and foreign currency contracts, partly offset by gains related to commodity positions used to provide portfolio diversification. Gains and losses arising from derivatives not designated as accounting hedges are in large part economically offset by unrealized losses and gains, respectively, in the underlying securities which are recorded as a component of other comprehensive income. Commodity derivatives are held for the purpose of portfolio diversification.

PAGE	30

 Part II

Item 7

Other, net in fiscal year 2006 includes $195 million of gains that resulted from the restructuring of joint venture relationships between Microsoft and NBC related to MSNBC Cable L.L.C. and MSNBC Interactive News, L.L.C.

Income Taxes

Our effective tax rate for fiscal years 2007, 2006, and 2005 was 30%, 31%, and 26%, respectively. The fiscal year 2007 rate reflects a recurring effective tax rate of 31% offset by a $195 million reduction resulting from various changes in tax positions taken in prior periods, related primarily to favorable developments in an IRS position and multiple foreign audit assessments. During fiscal year 2006, we recorded a tax benefit of $108 million from the resolution of state audits and recorded a charge of €281 million ($351 million) from the European Commission fine which was not tax deductible. The 2005 tax rate was lower from the reversal of previously accrued taxes and from an IRS settlement.

Financial Condition

Cash and equivalents and short-term investments totaled $23.41 billion and $34.16 billion as of June 30, 2007 and 2006, respectively. Equity and other investments were $10.12 billion and $9.23 billion as of June 30, 2007 and 2006, respectively. Our investments consist primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S.-dollar-denominated securities, but also includes foreign-denominated securities in order to diversify financial risk. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $29.46 billion at June 30, 2007. Our retained deficit is not expected to impact our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements, revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP and previous PC operating systems, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. Other unearned revenue includes services, Microsoft Dynamics business solution products, Xbox Live subscriptions, advertising, and TV platform for which we have been paid upfront and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected recognition of unearned revenue as of June 30, 2007:

(In millions)	Recognition of Unearned Revenue

Three months ended:
September 30, 2007	$4,021
December 31, 2007	3,245
March 31, 2008	2,264
June 30, 2008	1,249
Thereafter	1,867

Unearned revenue	$12,646

PAGE	31

 Part II

Item 7

Cash Flows

Fiscal year 2007 compared to fiscal year 2006

Cash flow from operations increased $3.39 billion due to an increase in cash received from customers driven by 15% revenue growth, along with a $1.64 billion decrease in cash outflow for other current assets primarily reflecting changes in inventory. Cash used for financing increased $3.98 billion. Several events occurred during fiscal year 2007 that affected cash used for financing. We issued $6.78 billion of common stock, including $3.25 billion related to 113 million call options exercised by JPMorgan in December 2006. We also completed our tender offer on August 17, 2006, which was included in the $27.58 billion of common stock repurchases. Cash from investing decreased $1.91 billion due to a $3.49 billion decline in securities lending activity where cash collateral is received from the counterparty along with $1.19 billion spent on acquisitions of companies and additions to property and equipment. These impacts were partially offset by a $2.77 billion increase in net cash from combined investment purchases, sales, and maturities.

Fiscal year 2006 compared to fiscal year 2005

Cash flow from operations decreased $2.20 billion primarily due to increased payments to fund a $987 million increase in Xbox 360 inventory and product costs and increased payments to employees resulting from a 16% growth in headcount. These factors were partially offset by increased cash receipts from customers driven by our 11% revenue growth and a $1.74 billion increase in unearned revenue. Cash used in financing decreased $20.52 billion driven by a $32.57 billion reduction in cash dividend payments. This impact was partially offset by an $11.15 billion increase in common stock repurchases. Net cash from investing decreased $7.02 billion driven primarily by an $8.93 billion decrease in cash from combined purchase, sales, and maturities of investments and a $766 million increase in additions to property and equipment. These factors were partially offset by $3.12 billion of net cash proceeds from our securities lending program.

We have no material long-term debt. Stockholders’ equity at June 30, 2007, was $31.10 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities, data centers, and computer systems for research and development, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $821 million on June 30, 2007. We have operating leases for most U.S. and international sales and support offices and certain equipment under which we incurred rental expense totaling $326 million, $276 million, and $299 million in fiscal year 2007, 2006, and 2005, respectively. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources. In May 2007, we announced that we had entered into an agreement to purchase aQuantive, Inc. for approximately $6 billion in cash. We expect to complete this transaction in August 2007.

During fiscal years 2007 and 2006, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
			(in millions)
(Fiscal year 2007)
September 13, 2006	$0.10	November 16, 2006	$980	December 14, 2006
December 20, 2006	$0.10	February 15, 2007	$978	March 8, 2007
March 26, 2007	$0.10	May 17, 2007	$952	June 14, 2007
June 27, 2007	$0.10	August 16, 2007	$938	September 13, 2007

(Fiscal year 2006)
September 23, 2005	$0.08	November 17, 2005	$846	December 8, 2005
December 14, 2005	$0.09	February 17, 2006	$926	March 9, 2006
March 27, 2006	$0.09	May 17, 2006	$916	June 8, 2006
June 21, 2006	$0.09	August 17,2006	$897	September 14, 2006

PAGE	32

 Part II

Item 7

On July 20, 2006, we announced the completion of the repurchase program initially approved by our Board of Directors on July 20, 2004 to buy back up to $30.00 billion in Microsoft common stock. During fiscal year 2006, we repurchased 754 million shares, or $19.75 billion, of our common stock under this plan. On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.00 billion tender offer, which was completed on August 17, 2006; and authorization for up to an additional $20.00 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.84 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.00 billion ongoing share repurchase program had been increased by approximately $16.16 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.16 billion through June 30, 2011. As of June 30, 2007, approximately $15.14 billion remained of the $36.16 billion approved repurchase amount.

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

Off-Balance Sheet Arrangements and Contractual Obligations

We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.

PAGE	33

 Part II

Item 7

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2007:

(In millions)(1)
	Payments due by period
Fiscal Years	2008	2009-2011	2012-2014	2015 and thereafter	Total

Long-term debt	$–	$–	$–	$–	$–
Construction commitments(2)(4)	821	–	–	–	821
Lease obligations:
Capital leases	–	–	–	–	–
Operating leases(3)	349	618	258	116	1,341
Purchase commitments(4)	1,824	19	–	–	1,843
Other long-term liabilities(5)	1	519	—	–	520

Total contractual obligations	$2,995	$1,156	$258	$116	$4,525

(1)	We have excluded the $768 million long-term contingent liability related to the antitrust and unfair competition class action lawsuits referred to in Note 17 – Contingencies of the Notes to Financial Statements (Part II, Item 8) as the timing and amount to be resolved in cash versus vouchers is subject to uncertainty.
(2)	We have certain commitments for the construction of buildings. We expect to fund these commitments with existing cash and cash flows from operations.
(3)	Our future minimum rental commitments under noncancellable leases comprise the majority of the operating lease obligations presented above. We expect to fund these commitments with existing cash and cash flows from operations.
(4)	The amount presented above as purchase and construction commitments includes all known open purchase orders and all known contracts that are take-or-pay contracts. We expect to fund these commitments with existing cash and our cash flows from operations.
(5)	We have excluded other obligations of $5.86 billion from other long-term liabilities presented above as the amount that will be settled in cash is not known. We have also excluded non-cash items of $71 million and unearned revenue of $1.87 billion.

In May 2007, we entered into an Agreement and Plan of Merger with aQuantive, Inc. to acquire the company for approximately $6 billion in cash. As part of the Agreement and Plan of Merger, we are required to pay $500 million if certain events occur that result in the merger not being completed. Due to the nature of this obligation, this amount has not been accrued for or included in the above schedule. The acquisition is expected to be completed in August 2007.

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with FASB Statement No. 109, Accounting for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. Based on our current assessment, the adoption of FIN No. 48 is expected to decrease beginning retained earnings by $200 million to $400 million upon adoption.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit

PAGE	34

 Part II

Item 7

arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. We do not expect the application of this consensus to have a material impact on our financial statements.

In fiscal year 2007, we adopted Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. The adoption of SAB No. 108 did not have an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We currently are assessing the potential impact that adoption of SFAS No. 157 would have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statements.

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

We account for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. For some of our products, customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The fair value of these elements is recognized over the estimated life cycle for the Windows XP and previous PC operating systems. For Windows Vista, there are no significant undelivered elements and accordingly, no license revenue is deferred for Windows Vista sales. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and SAB Topic 5M, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is

PAGE	35

 Part II

Item 7

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

We account for research and development costs in accordance with applicable accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. This is generally shortly before the products are released to manufacturing. We determined that technological feasibility was reached with Windows Vista and the 2007 Microsoft Office system during the second quarter of fiscal year 2007 and accordingly, we capitalized approximately $120 million of software development costs. The amortization of these costs will be included in cost of revenue over the estimated life of the products. Previously, costs incurred prior to technological feasibility were not material and were expensed as incurred.

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

PAGE	36

 Part II

Item 7

If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be materially impacted.

We account for product warranties in accordance with SFAS No. 5, Accounting for Contingencies. We provide for the estimated costs of hardware and software warranties at the time the related revenue is recognized. For hardware warranty, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold and country in which we do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years. For software, we estimate the costs to provide bug fixes, such as security patches, over the life of the software. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

PAGE	37

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

The Company maintains accounting and internal control systems to provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities, careful selection and training of qualified personnel, and a program of internal audits.

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

Steven A. Ballmer Chief Executive Officer

Christopher P. Liddell Senior Vice President, Finance and Administration; Chief Financial Officer

Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer

PAGE	38

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

The following table sets forth the one-day VaR for substantially all of our positions as of and for the years ended June 30, 2007 and 2006:

(In millions)
			Year ended June 30, 2007
Risk Categories	June 30, 2007	June 30, 2006	Average	High	Low

Interest rates	$34	$66	$43	$67	$32
Currency rates	55	91	52	101	15
Equity prices	60	88	59	89	49
Commodity prices	7	12	7	12	4

Total one-day VaR for the combined risk categories was $95 million at June 30, 2007 and $158 million at June 30, 2006. The total VaR is 39% less at June 30, 2007, and 38% less at June 30, 2006, than the sum of the separate risk categories in the above table due to the diversification benefit of the overall portfolio.

PAGE	39

 Part II

Item 8

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30	2007	2006	2005

Revenue	$51,122	$44,282	$39,788
Operating expenses:
Cost of revenue	10,693	7,650	6,031
Research and development	7,121	6,584	6,097
Sales and marketing	11,455	9,818	8,563
General and administrative	3,329	3,758	4,536

Total operating expenses	32,598	27,810	25,227

Operating income	18,524	16,472	14,561
Investment income and other	1,577	1,790	2,067

Income before income taxes	20,101	18,262	16,628
Provision for income taxes	6,036	5,663	4,374

Net income	$14,065	$12,599	$12,254

Earnings per share:
Basic	$1.44	$1.21	$1.13

Diluted	$1.42	$1.20	$1.12

Weighted average shares outstanding:
Basic	9,742	10,438	10,839
Diluted	9,886	10,531	10,906

Cash dividends declared per common share	$0.40	$0.35	$3.40

See accompanying notes.

PAGE	40

 Part II

Item 8

BALANCE SHEETS

(In millions)

June 30	2007	2006
Assets
Current assets:
Cash and equivalents	$6,111	$6,714
Short-term investments (including securities pledged as collateral of $2,356 and $3,065)	17,300	27,447

Total cash and short-term investments	23,411	34,161
Accounts receivable, net of allowance for doubtful accounts of $117 and $142	11,338	9,316
Inventories	1,127	1,478
Deferred income taxes	1,899	1,940
Other	2,393	2,115

Total current assets	40,168	49,010
Property and equipment, net	4,350	3,044
Equity and other investments	10,117	9,232
Goodwill	4,760	3,866
Intangible assets, net	878	539
Deferred income taxes	1,389	2,611
Other long-term assets	1,509	1,295

Total assets	$63,171	$69,597

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,247	$2,909
Accrued compensation	2,325	1,938
Income taxes	1,040	1,557
Short-term unearned revenue	10,779	9,138
Securities lending payable	2,741	3,117
Other	3,622	3,783

Total current liabilities	23,754	22,442
Long-term unearned revenue	1,867	1,764
Other long-term liabilities	6,453	5,287
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 9,380 and 10,062	60,557	59,005
Retained deficit, including accumulated other comprehensive income of $1,654 and $1,229	(29,460)	(18,901)

Total stockholders’ equity	31,097	40,104

Total liabilities and stockholders’ equity	$63,171	$69,597

See accompanying notes.

PAGE	41

 Part II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30	2007	2006	2005

Operations
Net income	$14,065	$12,599	$12,254
Depreciation, amortization, and other noncash items	1,440	903	855
Stock-based compensation	1,550	1,715	2,448
Net recognized gains on investments	(292)	(270)	(527)
Stock option income tax benefits	–	–	668
Excess tax benefits from stock-based payment arrangements	(77)	(89)	–
Deferred income taxes	421	219	(179)
Unearned revenue	21,032	16,453	13,831
Recognition of unearned revenue	(19,382)	(14,729)	(12,919)
Accounts receivable	(1,764)	(2,071)	(1,243)
Other current assets	232	(1,405)	(245)
Other long-term assets	(435)	(49)	21
Other current liabilities	(552)	(145)	396
Other long-term liabilities	1,558	1,273	1,245

Net cash from operations	17,796	14,404	16,605

Financing
Common stock issued	6,782	2,101	3,109
Common stock repurchased	(27,575)	(19,207)	(8,057)
Common stock cash dividends	(3,805)	(3,545)	(36,112)
Excess tax benefits from stock-based payment arrangements	77	89	–
Other	(23)	–	(18)

Net cash used in financing	(24,544)	(20,562)	(41,078)

Investing
Additions to property and equipment	(2,264)	(1,578)	(812)
Acquisition of companies, net of cash acquired	(1,150)	(649)	(207)
Purchases of investments	(36,308)	(51,117)	(68,045)
Maturities of investments	4,736	3,877	29,153
Sales of investments	41,451	54,353	54,938
Securities lending payable	(376)	3,117	–

Net cash from investing	6,089	8,003	15,027

Net change in cash and equivalents	(659)	1,845	(9,446)
Effect of exchange rates on cash and equivalents	56	18	(7)
Cash and equivalents, beginning of period	6,714	4,851	14,304

Cash and equivalents, end of period	$6,111	$6,714	$4,851

See accompanying notes.

PAGE	42

 Part II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30	2007	2006	2005

Common stock and paid-in capital
Balance, beginning of period	$59,005	$60,413	$56,396
Common stock issued	6,783	1,939	3,223
Common stock repurchased	(6,162)	(4,447)	(1,737)
Stock-based compensation expense	1,550	1,715	2,448
Stock option income tax benefits/(deficiencies)	(661)	(617)	89
Other, net	42	2	(6)

Balance, end of period	60,557	59,005	60,413

Retained earnings (deficit)
Balance, beginning of period	(18,901)	(12,298)	18,429
Net income	14,065	12,599	12,254
Other comprehensive income:
Net unrealized gains/(losses) on derivative instruments	14	76	(58)
Net unrealized gains/(losses) on investments	326	(282)	371
Translation adjustments and other	85	9	(6)

Comprehensive income	14,490	12,402	12,561
Common stock cash dividends	(3,837)	(3,594)	(36,968)
Common stock repurchased	(21,212)	(15,411)	(6,320)

Balance, end of period	(29,460)	(18,901)	(12,298)

Total stockholders’ equity	$31,097	$40,104	$48,115

See accompanying notes.

PAGE	43

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

ESTIMATES AND ASSUMPTIONS

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include estimates of loss contingencies, product warranties, product life cycles, product returns, and stock-based compensation forfeiture rates; assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; estimating the fair value and/or goodwill impairment for our reporting units; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

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

Revenue for retail packaged products, products licensed to original equipment manufacturers (“OEM”), and perpetual licenses for current products under our Open and Select volume licensing programs generally is recognized as products are shipped. A portion of the revenue related to certain products, which include all Windows XP and previous PC operating systems, is recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related product’s life cycle. Revenue related to Windows Vista is not subject to a similar deferral because there are no significant undelivered elements.

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

PAGE	44

 Part II

Item 8

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

Revenue related to our Xbox game console and other hardware components is recognized upon shipment of the product to retailers. Revenue related to games published by us is recognized when those games have been delivered to retailers. Revenue related to games published by third parties for use on the Xbox platform is recognized when manufactured for the game publishers. Online advertising revenue is recognized as advertisements are displayed. Search advertising revenue is recognized when the ad appears in the search results or when the action necessary to earn the revenue has been completed. Consulting services revenue is recognized as services are rendered, generally based on the negotiated hourly rate in the consulting arrangement and the number of hours worked during the period. Consulting revenue for fixed-price services arrangements is recognized based on percentage of completion.

Costs related to insignificant obligations, which include telephone support for developer tools software, PC games, computer hardware, and Xbox, are accrued when the related revenue is recognized. Provisions are recorded for estimated returns, concessions, warranties, and bad debts.

COST OF REVENUE

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, warranty costs, inventory write-downs, costs associated with the delivery of consulting services, and the amortization of capitalized research and development costs associated with software products that have reached technological feasibility.

RESEARCH AND DEVELOPMENT

Research and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with product development. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. The amortization of these costs is included in cost of revenue over the estimated life of the products. We determined that technological feasibility was reached with Windows Vista and the 2007 Microsoft Office system during the second quarter of fiscal year 2007 and accordingly, we capitalized approximately $120 million of software development costs. Previously, costs incurred prior to technological feasibility were not material and were expensed as incurred.

SALES AND MARKETING

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related costs associated with sales and marketing personnel and advertising, promotions, tradeshows, seminars, and other marketing-related programs. Advertising costs are expensed as incurred. Advertising expense was $1.33 billion, $1.23 billion, and $995 million in fiscal years 2007, 2006, and 2005, respectively.

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

FINANCIAL INSTRUMENTS

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair value of these investments approximates their carrying value. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available for sale and are recorded at market value using the specific identification method. Changes in market value are reflected in OCI (excluding other-than-temporary impairments).

PAGE	45

 Part II

Item 8

Equity and other investments may include both debt and equity instruments. Debt securities and publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Changes in market value are reflected in OCI (excluding other-than-temporary impairments). All other investments, excluding those accounted for using the equity method, are recorded at cost.

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

Equities Price Risk.    Equity investments are subject to market price risk. From time to time, we use and designate options to hedge fair values on certain equity securities. We determine the security, selected for hedging by evaluating market conditions, up-front costs, and other relevant factors. Certain options, futures and swap contracts, not designated as hedging instruments under SFAS No. 133, are also used to manage equity exposures.

Interest Rate Risk.    Fixed-income securities are subject to interest rate risk. The fixed-income portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. We use exchange-traded option and futures contracts and over-the-counter swap contracts, not designated as hedging instruments under SFAS No. 133, to hedge interest rate risk.

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

PAGE	46

 Part II

Item 8

Announced” forward purchase commitments of mortgage-backed assets are also considered derivatives in cases where physical delivery of the assets in not taken at the earliest available delivery date. All derivative instruments not designated as hedging instruments are recorded at fair value, with changes in value recognized in earnings during the period of change.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30	Balance at beginning of year	Charged to costs and expenses	Write-offs and other	Balance at end of year

2005	166	48	(43)	$171
2006	171	40	(69)	142
2007	142	64	(89)	$117

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

INTANGIBLE ASSETS

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to ten years. We evaluate the recoverability of intangible assets periodically and take into account events or circumstances that warrant revised estimates of useful lives or that indicate that impairment exists. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented.

PRODUCT WARRANTY

We provide for the estimated costs of hardware and software warranties at the time the related revenue is recognized. For hardware warranty, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold and country in which we do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years. For software, we estimate the costs to provide bug fixes, such as security patches, over the estimated life of the software. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

PAGE	47

 Part II

Item 8

RECENTLY ISSUED ACCOUNTING STANDARDS

In June 2006, the FASB issued Interpretation No. 48 (“FIN No. 48”), Accounting for Uncertainty in Income Taxes—an interpretation of FASB Statement No. 109, which clarifies the accounting for uncertainty in income taxes recognized in an enterprise’s financial statements in accordance with SFAS No. 109, Accounting for Income Taxes. The Interpretation provides a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. Under FIN No. 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. FIN No. 48 is effective for us beginning July 1, 2007. Based on our current assessment, the adoption of FIN No. 48 is expected to decrease beginning retained earnings by $200 million to $400 million upon adoption.

In June 2006, the FASB ratified the Emerging Issues Task Force (“EITF”) consensus on EITF Issue No. 06-2, “Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.” EITF Issue No. 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. EITF Issue No. 06-2 is effective for us beginning July 1, 2007. The cumulative effect of the application of this consensus on prior period results should be recognized through a cumulative-effect adjustment to retained earnings as of the beginning of the year of adoption. Elective retrospective application is also permitted. We do not expect the application of this consensus to have a material impact on our financial statements.

In fiscal year 2007, we adopted Staff Accounting Bulletin (“SAB”) No. 108, Considering the Effects of Prior Year Misstatements when Quantifying Current Year Misstatements. SAB No. 108 requires companies to quantify misstatements using both a balance sheet (iron curtain) and an income statement (rollover) approach to evaluate whether either approach results in an error that is material in light of relevant quantitative and qualitative factors, and provides for a one-time cumulative effect transition adjustment. The adoption of SAB No. 108 did not have an impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. We currently are assessing the potential impact that adoption of SFAS No. 157 would have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that adoption of SFAS No. 159 will have on our financial statements.

NOTE 2    UNEARNED REVENUE

Unearned revenue is comprised of the following items:

Volume licensing programs – Represents customer billings for multi-year licensing arrangements, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period.

Undelivered elements – Represents free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. This revenue deferral is applicable for Windows XP and previous PC operating systems shipped as retail packaged products, products licensed to original equipment manufacturers (“OEM”), and perpetual licenses for current products under our Open and Select volume licensing programs. The amount recorded as unearned is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. The percentage of revenue recorded as unearned due to undelivered elements ranges from approximately 15% to 25% of the sales price for Windows XP Home and approximately 5% to 15% of the sales price for Windows XP

PAGE	48

 Part II

Item 8

Professional, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three and one-half years for Windows operating systems.

Other – Represents payments for post-delivery support and consulting services to be performed in the future, online advertising for which the advertisement has yet to be displayed, Microsoft Dynamics business solutions maintenance and enhancement billings, Xbox Live and other billings that are accounted for as subscriptions, and other agreements where Microsoft is committed to the delivery of future enhancements, products, or services.

The components of unearned revenue were as follows:

(In millions)

June 30	2007	2006

Volume licensing programs	$9,334	$7,661
Undelivered elements	1,839	2,066
Other	1,473	1,175
Unearned revenue	$12,646	$10,902

Unearned revenue by segment was as follows:

(In millions)

June 30	2007	2006

Client	$2,875	$2,850
Server and Tools	3,652	3,792
Microsoft Business Division	5,771	3,609
Other segments	348	651
Unearned revenue	$12,646	$10,902

PAGE	49

 Part II

Item 8

NOTE 3    INVESTMENTS

The components of investments were as follows:

(In millions)	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and equivalents	Short - term investments	Equity and other investments

June 30, 2007

Cash	$3,040	$–	$–	$3,040	$3,040	$–	$–
Mutual funds	398	4	(1)	401	132	205	64
Commercial paper	227	–	–	227	179	48	–
Certificates of deposit	98	–	–	98	–	98	–
U. S. Government and Agency securities	3,085	4	(12)	3,077	1	3,002	74
Foreign government bonds	3,845	2	(63)	3,784	–	3,784	–
Mortgage backed securities	3,236	4	(49)	3,191	–	3,191	–
Corporate notes and bonds	7,184	14	(18)	7,180	2,425	4,753	2
Municipal securities	2,639	3	(25)	2,617	334	2,283	–
Common stock and equivalents	7,290	2,309	(18)	9,581	–	–	9,581
Preferred stock	62	12	–	74	–	–	74
Other investments	258	–	–	258	–	(64)	322

Total	$31,362	$2,352	$(186)	$33,528	$6,111	$17,300	$10,117

(In millions)	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and equivalents	Short - term investments	Equity and other investments

June 30, 2006

Cash	$3,248	$–	$–	$3,248	$3,248	$–	$–
Mutual funds	723	11	(1)	733	288	445	–
Commercial paper	3,242	–	–	3,242	3,150	92	–
Certificates of deposit	364	–	–	364	–	364	–
U. S. Government and Agency securities	4,904	4	(30)	4,878	14	4,790	74
Foreign government bonds	6,034	21	(73)	5,982	–	5,982	–
Mortgage backed securities	4,285	–	(42)	4,243	–	4,243	–
Corporate notes and bonds	7,605	15	(18)	7,602	–	7,475	127
Municipal securities	4,008	5	(45)	3,968	14	3,954	–
Common stock and equivalents	6,933	1,846	(34)	8,745	–	–	8,745
Preferred stock	41	5	–	46	–	–	46
Other investments	342	–	–	342	–	102	240

Total	$41,729	$1,907	$(243)	$43,393	$6,714	$27,447	$9,232

PAGE	50

 Part II

Item 8

Investments with continuous unrealized losses for less than and greater than 12 months and their related fair values were as follows:

	Less than 12 months		12 months or greater		Total
(In millions)	Fair value	unrealized losses	Fair value	unrealized losses	Fair value	unrealized losses

June 30, 2007

Mutual funds	$76	$(1)	$3	$–	$79	$(1)
U. S. Government and Agency securities	1,219	(8)	238	(4)	1,457	(12)
Foreign government bonds	3,554	(63)	2	–	3,556	(63)
Mortgage backed securities	2,520	(43)	214	(6)	2,734	(49)
Corporate notes and bonds	526	(14)	74	(4)	600	(18)
Municipal securities	575	(9)	420	(16)	995	(25)
Common stock and equivalents	237	(17)	9	(1)	246	(18)

Total	$8,707	$(155)	$960	$(31)	$9,667	$(186)

	Less than 12 months		12 months or greater		Total
(In millions)	Fair value	unrealized losses	Fair value	unrealized losses	Fair value	unrealized losses

June 30, 2006

Mutual funds	$14	$(1)	$4	$–	$18	$(1)
U. S. Government and Agency securities	2,303	(24)	172	(6)	2,475	(30)
Foreign government bonds	2,523	(56)	1,749	(17)	4,272	(73)
Mortgage backed securities	2,692	(40)	102	(2)	2,794	(42)
Corporate notes and bonds	4,721	(13)	359	(5)	5,080	(18)
Municipal securities	1,323	(13)	1,192	(32)	2,515	(45)
Common stock and equivalents	266	(33)	29	(1)	295	(34)

Total	$13,842	$(180)	$3,607	$(63)	$17,449	$(243)

At June 30, 2007, unrealized losses of $186 million consisted of: $161 million related to investment grade fixed-income securities, $7 million related to investments in high yield and emerging market fixed-income securities, $7 million related to domestic equity securities, and $11 million related to international equity securities. At June 30, 2006, unrealized losses of $243 million consisted of: $196 million related to investment grade fixed-income securities, $12 million related to investments in high yield and emerging market fixed-income securities, $2 million related to domestic equity securities, and $33 million related to international equity securities. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2007.

Common and preferred stock and other investments that are restricted for more than one year or are not publicly traded are recorded at cost. At June 30, 2007, the recorded basis and estimated fair value of these investments was $38 million. At June 30, 2006, the recorded basis and estimated fair value of these investments was $41 million. The estimate of fair value is based on publicly available market information or other estimates determined by management.

PAGE	51

 Part II

Item 8

The maturities of debt securities, including fixed-maturity securities, at June 30, 2007 were as follows:

(In millions)	Cost basis	Estimated fair value

Due in one year or less	$5,519	$5,518
Due after one year through five years	6,886	6,849
Due after five years through ten years	2,935	2,890
Due after ten years	4,910	4,853

Total	$20,250	$20,110

NOTE 4    INVESTMENT INCOME AND OTHER

The components of investment income and other were as follows:

(In millions)

Year Ended June 30	2007	2006	2005

Dividends and interest	$1,319	$1,510	$1,460
Net gains on investments	650	161	856
Net losses on derivatives	(358)	(99)	(262)
Income/(losses) from equity investees and other	(34)	218	13

Investment income and other	$1,577	$1,790	$2,067

Net gains on investments include other-than-temporary impairments. These were not material in fiscal year 2007, were $408 million in fiscal year 2006, and were $152 million in fiscal year 2005. The decrease in other-than-temporary impairments in fiscal year 2007 and the increase in fiscal year 2006 were driven by planned sales of certain investments in an unrealized loss position in order to raise funds for the $20 billion tender offer announced on July 20, 2006. Realized gains and losses from sales of available-for-sale securities (excluding other-than-temporary impairments) were $851 million and $176 million, respectively, in fiscal year 2007, $1.11 billion and $531 million, respectively, in fiscal year 2006, and $1.38 billion and $376 million, respectively, in fiscal year 2005.

NOTE 5    DERIVATIVES

For derivative instruments designated as hedges, hedge ineffectiveness, determined in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, did not have a significant impact on earnings for fiscal years 2007, 2006, or 2005. During fiscal year 2007, $219 million in gains on fair value hedges from changes in time value and $361 million in losses on cash flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and included in investment income and other. During fiscal year 2006, $217 million in gains on fair value hedges from changes in time value and $399 million in losses on cash flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and included in investment income and other. During fiscal year 2005, $79 million in gains on fair value hedges from changes in time value and $116 million in losses on cash flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and included in investment income and other.

Derivative gains and losses included in OCI are reclassified into earnings at the time forecasted revenue or the sale of an equity investment is recognized. During fiscal year 2007, $168 million of derivative gains were reclassified to revenue. During fiscal year 2006, $166 million of derivative gains were reclassified to revenue and $23 million in derivative gains were reclassified to investment income and other. During fiscal year 2005, $57 million of derivative gains were reclassified to revenue and $33 million in derivative gains were reclassified to investment income and other.

We estimate that $124 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months. No significant amounts of gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur for fiscal years 2007, 2006, and 2005.

PAGE	52

 Part II

Item 8

NOTE 6    INVENTORIES

(In millions)

June 30	2007	2006

Raw materials	$435	$465
Work in process	148	–
Finished goods	544	1,013

Inventories	$1,127	$1,478

NOTE 7    PROPERTY AND EQUIPMENT

(In millions)

June 30	2007	2006

Land	$428	$362
Buildings and improvements	3,170	2,228
Leasehold improvements	1,077	918
Computer equipment and software	3,458	2,682
Furniture and equipment	1,233	1,033

Property and equipment, at cost	9,366	7,223
Accumulated depreciation	(5,016)	(4,179)

Property and equipment, net	$4,350	$3,044

Property and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. The useful lives for buildings range from five to 15 years, leasehold improvements generally range from two to ten years – representing the applicable lease terms plus reasonably assured extensions, computer equipment and software range from two to three years, and furniture and equipment range from one to five years. Land is not depreciated.

During fiscal years 2007, 2006, and 2005, depreciation expense was $1.17 billion, $863 million, and $723 million, respectively. The majority of depreciation expense in all years related to computer equipment.

NOTE 8    GOODWILL

Changes in the carrying amount of goodwill for fiscal years 2007 and 2006 by segment were as follows:

(In millions)
	Balance as of June 30, 2005	Acquisitions	Other	Balance as of June 30, 2006	Acquisitions	Other	Balance as of June 30, 2007

Client	$43	$31	$–	$74	$6	$(3)	$77
Server and Tools	241	29	(14)	256	325	(1)	580
Microsoft Business Division	2,435	246	–	2,681	508	(57)	3,132
Online Services Business	171	263	21	455	123	(26)	552
Entertainment and Devices Division	419	23	(42)	400	21	(2)	419

Total	$3,309	$592	$(35)	$3,866	$983	$(89)	$4,760

We test goodwill for impairment annually on July 1 at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Our annual testing resulted in no impairments of goodwill in fiscal years 2007 and 2006. If an event occurs or circumstances change that would

PAGE	53

 Part II

Item 8

more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

During fiscal year 2007, we acquired the following entities for total consideration of $1.34 billion, which was primarily paid in cash:

•	Softricity, Inc., a provider of application virtualization and dynamic streaming technologies;

•	TellMe Networks, Inc., a company specializing in speech-recognition technology providing an outsourced, network-based, voice application platform; and

•	11 other entities specializing in areas such as application security, desktop, and data management.

As a result of these acquisitions, we recorded $983 million of goodwill, none of which is expected to be deductible for tax purposes. All of the entities were consolidated with Microsoft since their respective acquisition dates. The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material.

NOTE 9    INTANGIBLE ASSETS

The components of finite-lived intangible assets were as follows:

(In millions)

June 30	2007			2006
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Contract-based	$988	$(727)	$261	$954	$(661)	$293
Technology-based	916	(407)	509	458	(255)	203
Marketing-related	57	(39)	18	42	(32)	10
Customer-related	122	(32)	90	54	(21)	33

Total	$2,083	$(1,205)	$878	$1,508	$(969)	$539

During fiscal year 2007 and 2006, we recorded additions to intangible assets of $473 million and $189 million, respectively. We estimate that we have no significant residual value related to our intangible assets. The components of finite-lived intangible assets acquired during fiscal years 2007 and 2006 were as follows:

(In millions)

Year Ended June 30	2007		2006
	Amount	Weighted average life	Amount	Weighted average life

Contract-based	$57	5 years	$36	4 years
Technology-based	333	4 years	140	4 years
Marketing-related	14	4 years	5	3 years
Customer-related	69	5 years	8	4 years

Total	$473		$189

Intangible asset additions include $170 million of technology-based intangible assets with a weighted-average life of 4 years, and $84 million of other intangible assets with a weighted-average life of 4.9 years, related to the acquisitions of Softricity Inc., TellMe Networks, Inc., and the remaining 11 entities acquired.

PAGE	54

 Part II

Item 8

Acquired intangibles are generally amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense was $236 million for fiscal year 2007, $127 million for fiscal year 2006, and $161 million for fiscal year 2005. The estimated future amortization expense related to intangible assets as of June 30, 2007 is as follows:

(In millions)

Year Ended June 30	Amount

2008	$263
2009	229
2010	184
2011	111
2012 and thereafter	91
Total	$878

NOTE 10    INCOME TAXES

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30	2007	2006	2005

Current taxes:
U.S. Federal	$4,593	$4,471	$3,401
U.S. State and Local	154	101	152
International	957	882	911

Current taxes	5,704	5,454	4,464
Deferred taxes (benefits)	332	209	(90)

Provision for income taxes	$6,036	$5,663	$4,374

U.S. and international components of income before income taxes were as follows:

(In millions)

Year Ended June 30	2007	2006	2005

U.S.	$12,902	$11,404	$9,806
International	7,199	6,858	6,822

Income before income taxes	$20,101	$18,262	$16,628

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

Year Ended June 30	2007	2006	2005

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(5.1)%	(4.6)%	(3.1)%
Examination settlements	–	(0.6)%	(4.7)%
Other reconciling items	0.1%	1.2%	(0.9)%

Effective rate	30.0%	31.0%	26.3%

PAGE	55

 Part II

Item 8

The 2007 other reconciling items includes the impact of a $195 million reduction resulting from various changes in tax positions taken in prior periods, related primarily to favorable developments in an IRS position and multiple foreign audit assessments. The 2006 other reconciling item includes the impact of the $351 million non-deductible European Commission fine. The 2005 other reconciling items include a $179 million repatriation tax benefit under the American Jobs Creation Act of 2004.

The components of the deferred tax assets and liabilities were as follows:

(In millions)

June 30	2007	2006

Deferred income tax assets:
Stock-based compensation expense	$2,859	$3,630
Other expense items	1,735	1,451
Unearned revenue	842	1,028
Impaired investments	710	989
Other revenue items	58	102

Deferred income tax assets	$6,204	$7,200

Deferred income tax liabilities:
International earnings	$(1,763)	$(1,715)
Unrealized gain on investments	(926)	(801)
Other	(227)	(133)

Deferred income tax liabilities	(2,916)	(2,649)

Net deferred income tax assets	$3,288	$4,551

Reported as:
Current deferred tax assets	$1,899	$1,940
Long-term deferred tax assets	1,389	2,611

Net deferred income tax assets	$3,288	$4,551

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $6.10 billion resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the United States. The amount of unrecognized deferred tax liability associated with these temporary differences is approximately $1.77 million.

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

Income taxes paid were $5.24 billion in fiscal year 2007, $4.78 billion in fiscal year 2006, and $4.33 billion in fiscal year 2005.

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

PAGE	56

 Part II

Item 8

Although we believe we have appropriate support for the positions taken on our tax returns, we have recorded a liability for our best estimate of the probable loss on certain of these positions, the non-current portion of which is included in other long-term liabilities. We believe that our accruals for tax liabilities are adequate for all open years, based on our assessment of many factors including past experience and interpretations of tax law applied to the facts of each matter, which matters result primarily from inter-company transfer pricing, restructuring of foreign operations, tax benefits from the Foreign Sales Corporation and Extra Territorial Income tax rules, the amount of research and experimentation tax credits claimed, state income taxes, and certain other matters. Although we believe our recorded assets and liabilities are reasonable, tax regulations are subject to interpretation and tax litigation is inherently uncertain; therefore our assessments can involve both a series of complex judgments about future events and rely heavily on estimates and assumptions. Although we believe that the estimates and assumptions supporting our assessments are reasonable, the final determination of tax audit settlements and any related litigation could be materially different than that which is reflected in historical income tax provisions and recorded assets and liabilities. If we were to settle an audit or a matter under litigation, it could have a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made. Due to the complexity involved we are not able to estimate the range of reasonably possible losses in excess of amounts recorded.

The Internal Revenue Service (“IRS”) has completed and closed its audits of our consolidated federal income tax returns through 1999. The IRS is currently conducting audits of our consolidated federal income tax return for tax years 2000 through 2006.

NOTE 11    OTHER LONG-TERM LIABILITIES

(In millions)

June 30	2007	2006

Tax contingencies	$5,071	$4,194
Legal contingencies	778	1,022
Product warranty	487	–
Other	117	71

Other long-term liabilities	$6,453	$5,287

NOTE 12    STOCKHOLDERS’ EQUITY

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30	2007	2006	2005

Balance, beginning of year	10,062	10,710	10,862
Issued	289	106	160
Repurchased	(971)	(754)	(312)

Balance, end of year	9,380	10,062	10,710

On July 20, 2006, we announced the completion of the repurchase program initially approved by our Board of Directors on July 20, 2004 to buy back up to $30.00 billion in Microsoft common stock.

On July 20, 2006, we also announced that our Board of Directors authorized two new share repurchase programs: a $20.00 billion tender offer, which was completed on August 17, 2006; and authorization for up to an additional $20.00 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.84 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.00 billion ongoing share repurchase program had been increased by approximately

PAGE	57

 Part II

Item 8

$16.16 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.16 billion through June 30, 2011. As of June 30, 2007, approximately $15.14 billion remained of the $36.16 billion approved repurchase amount. During fiscal year 2006, we repurchased 754 million shares, or $19.75 billion, of our common stock under a previously approved plan. Under these repurchase plans, we have made the following share repurchases:

(In millions)

Fiscal year	2007(1)		2006(2)		2005(2)

	Shares	Amount	Shares	Amount	Shares	Amount

First quarter	285	$6,965	114	$3,029	23	$625
Second quarter	205	6,037	283	7,666	23	655
Third quarter	238	6,744	181	4,879	95	2,420
Fourth quarter	243	7,367	176	4,175	171	4,302

Total	971	$27,113	754	$19,749	312	$8,002

(1)	Approximately 155 million shares of common stock for approximately $3.84 billion were repurchased under our tender offer in the first quarter of fiscal year 2007. All other amounts repurchased were repurchased under the repurchase plan approved by our Board of Directors on July 20, 2006.
(2)	All amounts repurchased in fiscal years 2006 and 2005 were repurchased under the repurchase plan approved by our Board of Directors on July 20, 2004.

In fiscal year 2007, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Date of Record	Total Amount (in millions)		Payment Date

September 13, 2006	$0.10	November 16, 2006	$980		December 14, 2006
December 20, 2006	$0.10	February 15, 2007	$978		March 8, 2007
March 26, 2007	$0.10	May 17, 2007	$952		June 14, 2007
June 27, 2007	$0.10	August 16, 2007	$938	(1)	September 13, 2007

(1)	The dividend declared on June 27, 2007 will be paid after the filing date of this report on Form 10-K and was included in other current liabilities as of June 30, 2007.

In fiscal year 2006, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Date of Record	Total Amount (in millions)		Payment Date

September 23, 2005	$0.08	November 17, 2005	$846		December 8, 2005
December 14, 2005	$0.09	February 17, 2006	$926		March 9, 2006
March 27, 2006	$0.09	May 17, 2006	$916		June 8, 2006
June 21, 2006	$0.09	August 17, 2006	$897	(1)	September 14, 2006

(1)	The dividend declared on June 21, 2006 was included in other current liabilities as of June 30, 2006.

PAGE	58

 Part II

Item 8

NOTE 13    OTHER COMPREHENSIVE INCOME

The activity in other comprehensive income and related tax effects were as follows:

(In millions)

Year Ended June 30	2007	2006	2005

Net unrealized gains/(losses) on derivative instruments:
Unrealized gains, net of tax effect of $66 in 2007, $107 in 2006, and $0 in 2005	$123	$199	$—
Reclassification adjustment for gains included in net income, net of tax effect of $(59) in 2007, $(66) in 2006, and $(31) in 2005	(109)	(123)	(58)

Net unrealized gains/(losses) on derivative instruments	14	76	(58)

Net unrealized gains/(losses) on investments:
Unrealized gains/(losses), net of tax effect of $393 in 2007, $(105) in 2006, and $469 in 2005	730	(195)	870
Reclassification adjustment for gains included in net income, net of tax effect of $(217) in 2007, $(47) in 2006, and $(269) in 2005	(404)	(87)	(499)

Net unrealized gains/(losses) on investments	326	(282)	371

Translation adjustments and other	85	9	(6)

Other comprehensive income/(loss)	$425	$(197)	$307

Certain activity within the unrealized gains/(losses) and reclassification adjustment line items in 2006 and 2005 has been revised to correct the prior period presentation. These revisions did not affect other comprehensive income/(loss) nor any of the subtotals in the table above.

The components of accumulated other comprehensive income were as follows:

(In millions)

Year Ended June 30	2007	2006	2005

Net unrealized gains on derivative instruments	$117	$103	$27
Net unrealized gains on investments	1,388	1,062	1,344
Translation adjustments and other	149	64	55

Accumulated other comprehensive income	$1,654	$1,229	$1,426

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

The stock-based compensation and related income tax benefits were as follows:

(In millions)	2007	2006	2005

Total stock-based compensation	$1,550	$1,715	$2,448
Income tax benefits related to stock-based compensation	$542	$600	$857

PAGE	59

 Part II

Item 8

Employee Stock Purchase Plan.    We have an employee stock purchase plan for all eligible employees. Compensation expense for the employee stock purchase plan is recognized in accordance with SFAS No. 123(R). Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. Employees purchased the following shares:

(Shares In millions)	2007	2006	2005
Shares purchased	17	17	16
Average price per share	$25.36	$23.02	$23.33

At June 30, 2007, 125 million shares were reserved for future issuance.

Savings Plan.    We have a savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute up to 50% of their pretax salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Matching contributions for all plans were $218 million, $178 million, and $154 million in fiscal years 2007, 2006, and 2005, respectively. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the U.S. plan include Microsoft common stock, but neither participant nor our matching contributions are required to be invested in Microsoft common stock.

Stock Plans.    We have stock plans for directors and for officers, employees, consultants, and advisors. At June 30, 2007, an aggregate of 819 million shares were authorized for future grant under our stock plans, which cover stock options, stock awards, and shared performance stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. The options transferred to JPMorgan Chase Bank (“JPMorgan”) (see below) in fiscal year 2004 have been removed from our plans; the options transferred to JPMorgan that expired without being exercised are not available for grant under any of our plans. We issue new shares to satisfy stock option exercises.

On November 9, 2004, our shareholders approved amendments to the stock plans that allowed our Board of Directors to adjust eligible options, unvested stock awards, and shared performance stock awards to maintain their pre-dividend value after the $3.00 special dividend. Additional awards were granted for options, stock awards, and shared performance stock awards by the ratio of post- and pre-special dividend stock price as of the ex-dividend date. Strike prices for options were decreased by the same ratio. Stock-based compensation was not affected by this adjustment. As a result of this approval and payment of the $3.00 special dividend on December 2, 2004, an adjustment to the prices and number of shares of existing awards was made resulting in a total of 96 million options and 7 million stock awards being issued to adjust the outstanding awards. In addition, the target shared performance stock awards were increased by 4 million shares.

Stock Awards and Shared Performance Stock Awards.    Stock awards are grants that entitle the holder to shares of common stock as the award vests. Our stock awards generally vest over a five-year period.

Shared Performance Stock Awards (“SPSAs”) are a form of stock award in which the number of shares ultimately received depends on our business performance against specified performance targets. The performance period for SPSAs issued in fiscal years 2004, 2005, and 2006 was July 1, 2003 through June 30, 2006 (January 1, 2004 through June 30, 2006 for certain executive officers). Following the end of the performance period, the Compensation Committee of the Board of Directors determined that the number of shares of stock awards to be issued was 37.0 million, based on the actual performance against metrics established for the performance period. One-third of the awards vested in fiscal year 2007. An additional one-third of the awards will vest over each of the following two years. Because the SPSAs covered a three-year period, SPSAs issued in fiscal year 2005 and 2006 were given only to newly hired and promoted employees eligible to receive SPSAs.

The Company granted SPSAs for fiscal year 2007 with a performance period of July 1, 2006 through June 30, 2007. At the end of the performance period, the number of shares of stock subject to the award is determined by multiplying the target award by a percentage ranging from 0% to 150%. The percentage is determined based on performance against metrics for the performance period, as determined by the Compensation Committee of the Board of Directors in its sole discretion. An additional 15% of the total stock and stock awards will be available as

PAGE	60

 Part II

Item 8

additional awards to participants based on individual performance. One-quarter of the shares of stock subject to each award will vest following the end of the performance period, and an additional one-quarter of the shares will vest over each of the following three years.

We measure the fair value of SAs and SPSAs based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. SAs and SPSAs are amortized over their applicable vesting period (generally three to five years) using the straight-line method. The fair value of each award grant is estimated on the date of grant using the following assumptions:

(In millions)	2007	2006	2005

Dividend per share (quarterly amounts)	$0.09 - $0.10	$0.08 - $0.09	$0.08
Interest rates range	4.3% - 5.3%	3.2% - 5.3%	1.3% - 4.3%

During fiscal year 2007, the following activity occurred under our existing plans:

	Shares (in millions)	Weighted Average Grant-Date Fair Value

Stock awards:
Nonvested balance at June 30, 2006	98	$24.25
Granted	57	25.15
Vested	(24)	24.15
Forfeited	(7)	24.44

Nonvested balance at June 30, 2007	124	$24.67

Shared performance stock awards:
Nonvested balance at June 30, 2006	37	$23.57
Granted	11	25.18
Vested	(13)	23.74
Forfeited	(2)	23.92

Nonvested balance at June 30, 2007	33	$24.11

As of June 30, 2007, there were $2.22 billion and $392 million of total unrecognized compensation costs related to SAs and SPSAs, respectively. These costs are expected to be recognized over a weighted average period of 3.4 years and 2.1 years, respectively.

SPSAs granted in fiscal year 2007 include adjustments for estimated performance against performance targets.

During the 12 months ended June 30, 2006 and June 30, 2005, the following activity occurred under our plans:

(In millions, except fair values)	Fiscal Year 2006	Fiscal Year 2005

Stock awards granted	47	41
Weighted average grant-date fair value	$24.70	$24.03

Shared performance stock awards granted	3	4
Weighted average grant-date fair value	$24.80	$24.35

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

PAGE	61

 Part II

Item 8

one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire ten years from the date of grant. Options granted after 2001 vest over four and one-half years and expire ten years from the date of grant. Approximately 3 million stock options were granted in conjunction with business acquisitions during fiscal years 2007 and 2006, respectively. No stock options were granted during the year ended June 30, 2005.

During fiscal year 2004, we completed an employee stock option transfer program whereby employees could elect to transfer all of their vested and unvested options with a strike price of $33.00 or higher to JPMorgan. The options transferred to JPMorgan were amended and restated upon transfer to contain terms and conditions typical of equity option transactions entered into between sophisticated financial counterparties at arm’s length using standard terms and definitions for equity derivatives. As a result of this program, we recorded additional stock-based compensation expense of $2.21 billion ($1.48 billion after-tax or $0.14 per diluted share) which was recorded in the second quarter of fiscal year 2004. In December 2006, JP Morgan Chase Bank (“JPMorgan”) exercised approximately 113 million call options for $3.25 billion at an average price per share of $28.80. The call options were among 345 million options acquired by JPMorgan in fiscal year 2004 through our employee stock option transfer program. The other approximately 232 million options expired unexercised.

Employee stock options outstanding were as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)

Balance, June 30, 2006	750	$27.92
Granted	3	27.28
Exercised	(134)	23.66
Canceled	(92)	34.46
Forfeited	(3)	21.51

Balance, June 30, 2007	524	$27.86	3.60	$1,877
Exercisable, June 30, 2007	511	$27.98	3.55	$1,773

Included in the options outstanding balance are approximately 5 million options that were granted in conjunction with business acquisitions. While these options are included in the options outstanding balance, they are excluded from the weighted average exercise prices presented. These options have an exercise price range of $0 to $150.93 and a weighted average exercise price of $10.35.

During fiscal years 2007, 2006, and 2005 the following activity occurred under our plans:

(In millions)	2007	2006	2005

Total intrinsic value of stock options exercised	$818	$491	$940
Total fair value of stock awards vested	618	377	198
Total fair value of shared performance stock awards vested	316	–	–

Cash received and income tax benefits from stock option exercises were $6.35 billion and $286 million, respectively, for fiscal year 2007.

NOTE 15    EARNINGS PER SHARE

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using

PAGE	62

 Part II

Item 8

the treasury stock method. Dilutive potential common shares include outstanding stock options, stock awards, and shared performance stock awards. The components of basic and diluted earnings per share are as follows:

(In millions, except earnings per share)

Year Ended June 30	2007	2006	2005

Net income available for common shareholders (A)	$14,065	$12,599	$12,254

Weighted average outstanding shares of common stock (B)	9,742	10,438	10,839
Dilutive effect of employee stock options and awards	144	93	67

Common stock and common stock equivalents (C)	9,886	10,531	10,906

Earnings per share:
Basic (A/B)	$1.44	$1.21	$1.13

Diluted (A/C)	$1.42	$1.20	$1.12

For the years ended June 30, 2007, 2006, and 2005, 199 million, 649 million, and 854 million shares, respectively, were attributable to outstanding stock options and were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive. For the year ended June 30, 2007, 4 million shared performance stock awards, out of the 14 million targeted amount outstanding, have been excluded from the calculation of diluted earnings per share because the number of shares ultimately issued is contingent on our performance against metrics established for the performance period, as discussed in Note 14 – Employee Stock and Savings Plans.

NOTE 16    COMMITMENTS AND GUARANTEES

We have committed $821 million for constructing new buildings.

We have operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for operating leases was $326 million, $276 million, and $299 million, in fiscal years 2007, 2006, and 2005, respectively. Future minimum rental commitments under noncancellable leases are as follows:

(In millions)

Year Ended June 30	Amount

2008	$349
2009	242
2010	202
2011	174
2012 and thereafter	374

$1,341

In connection with various operating leases, we issued residual value guarantees, which provide that if we do not purchase the leased property from the lessor at the end of the lease term, then we are liable to the lessor for an amount equal to the shortage (if any) between the proceeds from the sale of the property and an agreed value. As of June 30, 2006, the maximum amount of the residual value guarantees was approximately $271 million. During 2007, we exercised a provision in the operating lease agreements to purchase the outstanding portion of certain operating leases for approximately $41 million and are no longer subject to the residual value guarantees.

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. In addition, we also provide indemnification

PAGE	63

 Part II

Item 8

against credit risk in several geographical locations to our volume license resellers in case the resellers fail to collect from the end user. Due to the nature of the indemnification provided to our resellers, we cannot estimate the fair value, nor determine the total nominal amount of the indemnification. We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any liabilities related to such indemnifications in our financial statements. We provide for the estimated costs of hardware and software warranties at the time the related revenue is recognized. For hardware warranty, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold and country in which we do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years. For software warranty, we estimate the costs to provide bug fixes, such as security patches, over the estimated life of the software. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

In July 2007, we expanded our global Xbox 360 warranty coverage to three years from the date of purchase for a general hardware failure indicated by three flashing red lights. The basic Xbox 360 console warranty remains in place with a warranty period of one year from the date of purchase in most geographies.

The changes in our aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on our balance sheets, were as follows:

(In millions)	Amount

Balance at July 1, 2005	$14
Accruals for warranties issued	45
Adjustments to pre-existing warranties	(7)
Settlements of warranty claims	(42)

Balance at June 30, 2006	10
Accruals for warranties issued(1)	974
Adjustments to pre-existing warranties	92
Settlements of warranty claims	(226)

Balance at June 30, 2007	$850

(1)	Includes warranty expense incurred as a result of the expansion of our Xbox 360 warranty coverage as discussed above.

NOTE 17    CONTINGENCIES

Government competition law matters.    In March 2004, the European Commission issued a decision in its competition law investigation of us. The Commission concluded that we infringed European competition law by refusing to license to our competitors certain protocol technology in the Windows server operating systems and by including streaming media playback features in Windows desktop operating systems. The Commission ordered us to license the protocol technology to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified media playback software. The Commission also fined us €497 million ($605 million). We appealed the decision to the Court of First Instance. In July 2006, the European Commission determined that we had not complied with the technical documentation requirements of the 2004 Decision, and fined us €281 million ($351 million). We have appealed this fine to the Court of First Instance. We have expensed and paid both fines, pending resolution of the appeals. In March 2007, the European Commission announced a new statement of objections. The new statement of objections claims that the pricing terms we proposed for licensing certain server protocol technology as required by the March 2004 decision are “not

PAGE	64

 Part II

Item 8

reasonable.” The statement of objections threatens to impose new fines of up to €500,000 ($675,000) per day from December 2005 to June 2006, up to €2 million ($3 million) per day from June to July 2006, and up to €3 million ($4 million) per day beginning August 2006. The maximum amount of the potential fine as of June 30, 2007 is $1.58 billion. We have submitted a written response to the statement of objections and are seeking to determine a reasonable royalty rate with the Commission.

In December 2005, the Korean Fair Trade Commission (“KFTC”) ruled that we abused a market dominant position and engaged in unfair trade practices under the Korean Fair Trade Act. The KFTC stated we violated the Act by building instant messaging and media player features into the Windows PC operating system and streaming media technologies into the Windows server operating system. The KFTC imposed a fine of approximately $34 million which we have expensed and paid. The KFTC’s order issued in February 2006 held that our integration of these media and messaging features into the Windows PC and server operating systems was an abuse of monopoly power and unlawful tying in violation of the Korean Fair Trade Act. The order required us to develop and distribute in Korea versions of Windows XP and its successors that do not include Windows Media Player or Windows Messenger functionality. We also may distribute a second modified version of Windows that contains the media and messenger features, as long as it includes promotional links to certain competing media players and instant messengers. We have appealed the KFTC’s decision to the Seoul High Court. In May 2006, the KFTC denied our motion for reconsideration of its ruling, but also dropped the element of its ruling that prohibited us from including media player or instant messaging functionality in any product other than the Windows client operating system for which we have a 50% or greater market share. In other ongoing investigations, various foreign governments and several state attorneys general have requested information from us concerning competition, privacy, and security issues.

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

The settlements in all states but Iowa have received final court approval. Settlements in Arkansas and Wisconsin received final court approval in March 2007. The Iowa case settled in February 2007 and the court gave its preliminary approval of the settlement in April 2007. The cases in Mississippi have not been settled. We estimate the total cost to resolve all of these cases will range between $1.7 billion and $1.9 billion. The actual cost depends on factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims. At June 30, 2007, we have recorded a liability related to these claims of approximately $1.2 billion, which reflects our estimated exposure of $1.7 billion less payments made to date of approximately $500 million, mostly for administrative expenses and legal fees.

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

Patent and intellectual property claims.    We are vigorously defending more than 45 patent infringement cases. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in U.S. District Court in Illinois in 1999, the plaintiffs alleged infringement by the browser functionality of Windows. In January 2004, the trial court entered final judgment of $565 million, and entered an injunction against distribution of any new infringing products, but stayed execution of the judgment and the injunction pending our appeal. We appealed and in March 2005 the

PAGE	65

 Part II

Item 8

U.S. Court of Appeals for the Federal Circuit reversed the decision and vacated the judgment, based on certain evidentiary rulings of the trial court. The appellate court also reversed the trial court’s decision that the inventors had not engaged in inequitable conduct. Trial has been postponed indefinitely while the parties seek to settle the matter. A settlement is not expected to have a material effect on our financial position, results of operations, or cash flows.

Microsoft and Alcatel-Lucent Matters.    Microsoft and Alcatel-Lucent are parties to a number of legal proceedings relating to certain patents of each of the companies. Some of these actions began before the merger of Alcatel and Lucent in 2006. For simplicity, we refer to the post-merger entity of Alcatel-Lucent throughout the following discussion.

•

In 2003, we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents. Alcatel-Lucent has asserted claims under these patents against computer manufacturers that sell computers with our operating system and application software pre-installed. In February 2007, the jury returned a verdict in Alcatel-Lucent’s favor in the first of a series of patent trials, and awarded $1.5 billion in damages. The trial court has dismissed Alcatel-Lucent’s claims with respect to a second group of patents and two patents in a third grouping. Trial on a newly-consolidated group of all remaining patents is scheduled to begin in February 2008.

•

In March 2006, Alcatel-Lucent filed a lawsuit against us in U.S. District Court in California, claiming the Xbox 360 violates one of its patents. In response, we asserted counterclaims that Alcatel-Lucent infringes 10 Microsoft patents by its sales of various products. That case has been set for trial in April 2008.

•

In November 2006, Alcatel-Lucent filed two patent infringement cases against us in U.S. District Court in Texas, asserting IPTV and various networking functionalities violate seven of its patents. In April 2007, we asserted infringement counterclaims based on four of our patents relating to functionality similar to that accused by Alcatel-Lucent. The trial on all of the patents is set for January 2009.

•

In February 2007, we filed a complaint against Alcatel-Lucent with the International Trade Commission claiming Alcatel-Lucent is infringing four Microsoft patents related to our unified communications technology and seeking to prevent the import of certain Alcatel-Lucent unified communications products into the U.S. This matter has been set for trial in October 2007.

•

In April 2007, the Multimedia Patent Trust filed a complaint against Microsoft, Dell, and Gateway in San Diego, California accusing the parties of infringing three video-related patents that originally belonged to Alcatel-Lucent. Alcatel-Lucent created the Multimedia Patent Trust prior to the companies’ merger and transferred the patents at issue to the trust. Motions challenging the validity of the trust and Alcatel-Lucent’s transfer of these patents to it will be heard in September 2007.

The actual costs to resolve these cases will depend upon many factors such as the outcome of post-trial motions, any appeals, and the results of the remaining trials.

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

PAGE	66

 Part II

Item 8

As of June 30, 2007, we had accrued aggregate liabilities of approximately $800 million in other current liabilities and approximately $800 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could be up to $4.15 billion in aggregate beyond recorded amounts. Were an unfavorable final outcome to occur, there exists the possibility of a material adverse impact on the Company’s financial position and on the results of operations for the period in which the effect becomes reasonably estimable

NOTE 18    SEGMENT INFORMATION

Segment revenue and operating income/(loss) was as follows:

(In millions)

Year Ended June 30	2007	2006	2005

Revenue:
Client	$14,812	$13,040	$11,901
Server and Tools	11,182	9,680	8,314
Online Services Business	2,474	2,306	2,353
Microsoft Business Division	16,381	14,516	13,298
Entertainment and Devices Division	6,132	4,808	3,485
Unallocated and other	141	(68)	437

Consolidated	$51,122	$44,282	$39,788

(In millions)

Year Ended June 30	2007	2006	2005

Operating Income/(Loss):
Client	$11,544	$10,245	$9,435
Server and Tools	3,837	3,171	2,381
Online Services Business	(745)	115	470
Microsoft Business Division	10,724	9,687	9,146
Entertainment and Devices Division	(2,066)	(1,284)	(464)
Reconciling amounts	(4,770)	(5,462)	(6,407)

Consolidated	$18,524	$16,472	$14,561

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. In July 2006 we announced a change in our operating segments from seven to five reflecting previously announced reorganizations. Amounts for fiscal years 2006 and 2005 have been recast to conform to the current management view. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our five segments are Client; Server and Tools; Online Services Business; Microsoft Business Division; and Entertainment and Devices Division.

PAGE	67

 Part II

Item 8

The types of products and services provided by each segment are summarized below:

Client – Windows Vista, including Home, Home Premium, Ultimate, Business, and Enterprise Starter Edition; Windows XP Professional and Home; Media Center Edition; Tablet PC Edition; and other standard Windows operating systems.

Server and Tools – Windows Server operating system; Microsoft SQL Server; Microsoft Enterprise Services; product support services; Visual Studio; System Center products; Forefront Security products; Biz Talk Server; MSDN; and TechNet, among others.

Online Services Business – MSN Search; MapPoint; MSN Internet Access; MSN Premium Web Services (consisting of MSN Internet Software Subscription, MSN Hotmail Plus, MSN Bill Pay, and MSN Radio Plus); Windows Live; and MSN Mobile Services.

Microsoft Business Division – Microsoft Office; Microsoft Project; Microsoft Visio; Microsoft Office SharePoint Server; Microsoft Exchange Server; Microsoft Exchange Hosted Services; Microsoft Office Live Meeting; Microsoft Office Communication Server; Microsoft Office Communicator; Microsoft Tellme Service; Microsoft Dynamics AX; Microsoft Dynamics CRM; Microsoft Dynamics GP; Microsoft Dynamics NAV; Microsoft Dynamics SL; Microsoft Dynamics Retail Management System; Microsoft Partner Program; and Microsoft Office Accounting.

Entertainment and Devices Division – Xbox 360 console and games; Xbox Live; Zune; Mediaroom; numerous consumer software and hardware products; Windows Mobile software platform; Windows Embedded device operating system; and Windows Automotive.

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

PAGE	68

 Part II

Item 8

Significant reconciling items were as follows:

(In millions)

Year Ended June 30	2007	2006	2005

Summary of reconciling amounts:
Corporate-level activity(1)	$(5,193)	$(5,122)	$(5,932)
Stock-based compensation expense	124	(174)	(1,042)
Revenue reconciling amounts	119	(68)	437
Other	180	(98)	130

Total	$(4,770)	$(5,462)	$(6,407)

(1)	Corporate-level activity excludes stock-based compensation expense and revenue reconciling amounts presented separately in those line items.

No sales to an individual customer accounted for more than 10% of fiscal year 2007 revenue. Sales to Dell and its subsidiaries accounted for approximately 11% and 10% of fiscal year 2006 and 2005 revenue, respectively. These sales were made primarily through our OEM and volume licensing channels and cover a broad array of products including Windows PC operating systems, Microsoft Office, and server products.

Revenue, classified by the major geographic areas in which our customers are located, were as follows:

(In millions)

Year Ended June 30	2007	2006	2005

United States(1)	$31,346	$27,957	$25,427
Other countries	19,776	16,325	14,361

Total	$51,122	$44,282	$39,788

(1)	Includes shipments to customers in the United States and licensing to certain OEMs and multinational organizations. In fiscal year 2007, the Company refined its revenue allocation methodology and has revised prior year amounts accordingly.

Long-lived assets, classified by the geographic location of the controlling statutory company in which that company operates, were as follows:

(In millions)

Year Ended June 30	2007	2006

United States	$9,121	$6,661
Other countries	866	788

Total	$9,987	$7,449

PAGE	69

 Part II

Item 8

QUARTERLY INFORMATION

(In millions, except per share amounts) (Unaudited)

Quarter Ended	Sep. 30		Dec. 31		Mar. 31		June 30		Total

Fiscal year 2007
Revenue	$10,811		$12,542	(1)	$14,398	(2)	$13,371		$51,122
Gross profit	9,115		8,922		12,258		10,134		40,429
Net income	3,478		2,626		4,926		3,035	(3)	14,065
Basic earnings per share	0.35		0.27		0.51		0.32		1.44
Diluted earnings per share	0.35		0.26		0.50		0.31		1.42

Fiscal year 2006
Revenue	$9,741		$11,837		$10,900		$11,804		$44,282
Gross profit	8,488		9,598		8,872		9,674		36,632
Net income	3,141	(4)	3,653		2,977	(5)	2,828	(6)	12,599
Basic earnings per share	0.29		0.35		0.29		0.28		1.21
Diluted earnings per share	0.29		0.34		0.29		0.28		1.20

Fiscal year 2005
Revenue	$9,189		$10,818		$9,620		$10,161		$39,788
Gross profit	7,784		8,943		8,257		8,773		33,757
Net income	2,528	(7)	3,463		2,563	(8)	3,700	(9)	12,254
Basic earnings per share	0.23		0.32		0.24		0.34		1.13
Diluted earnings per share	0.23		0.32		0.23		0.34		1.12

(1)	Reflects $1.64 billion of revenue deferred to the third quarter of fiscal year 2007 for the Express Upgrade to Windows Vista and Microsoft Office Technology guarantee programs and pre-shipments of Windows Vista and the 2007 Microsoft Office system.
(2)	Includes $1.64 billion of revenue discussed above and charges totaling $296 million (pre-tax) related to various legal matters.
(3)	Includes $1.06 billion charge related to the Xbox 360 warranty policy, inventory write-downs, and product returns.
(4)	Includes charge of $361 million (pre-tax) related to the settlement with RealNetworks, Inc.
(5)	Includes charges of $397 million (pre-tax) related to various legal matters.
(6)	Includes charge of €281 million ($351 million) as a result of the fine imposed by the European Commission in July 2006.
(7)	Includes charges totaling $536 million (pre-tax) related to the settlement of certain litigation with Novell, Inc.
(8)	Includes charges totaling $768 million (pre-tax) related to the Gateway, Inc. and Burst.com settlements, Sun Microsystems, Inc., and additional charges related to anti-trust and certain other matters.
(9)	Includes charges totaling $756 million (pre-tax) related to IBM and other matters.

PAGE	70

 Part II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2007 and 2006, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2007. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2007 and 2006, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2007, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the effectiveness of the Company’s internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated August 3, 2007, expressed an unqualified opinion on management's assessment of the effectiveness of the Company’s internal control over financial reporting and an unqualified opinion on the effectiveness of the Company's internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

August 3, 2007

PAGE	71

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2007. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited this assessment of our internal control over financial reporting; their report is included in Item 9A.

PAGE	72

 Part II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited management’s assessment, included in the accompanying Report of Management on Internal Control over Financial Reporting, that Microsoft Corporation and subsidiaries (the “Company”) maintained effective internal control over financial reporting as of June 30, 2007, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting. Our responsibility is to express an opinion on management’s assessment and an opinion on the effectiveness of the Company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed by, or under the supervision of, the company's principal executive and principal financial officers, or persons performing similar functions, and effected by the company's board of directors, management, and other personnel to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company's assets that could have a material effect on the financial statements.

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

In our opinion, management’s assessment that the Company maintained effective internal control over financial reporting as of June 30, 2007, is fairly stated, in all material respects, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Also in our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2007, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2007 of the Company and our report dated August 3, 2007 expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

August 3, 2007

PAGE	73

 Part II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our directors may be found under the caption “Nominees” of our Proxy Statement for the Annual Meeting of Shareholders to be held November 13, 2007 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

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

ITEM 11.    EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Director Compensation,” “Named Executive Officer Compensation,” “Compensation Committee Interlocks and Insider Participation,” and “Compensation Committee Report” is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Equity Compensation Plan Information” and “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” is incorporated herein by reference.

ITEM 13.    CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR INDEPENDENCE

The information set forth in the Proxy Statement under the captions “Director Independence” and “Certain Relationships and Related Transactions” is incorporated herein by reference.

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Proxy Statement under the headings “Fees Billed by Deloitte & Touche LLP” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” and is incorporated herein by reference.

PAGE	74

 Part IV

Item 15

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

		Filed herewith	Incorporated by reference
Exhibit number	Exhibit description		Form	Period ending	Exhibit	Filing date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		10-Q	12/31/02	3.1	1/31/03

3.2	Bylaws of Microsoft Corporation	X

4	Call Option Transaction Confirmation dated December 11, 2003 between Microsoft Corporation and JPMorgan Chase Bank		10-K	12/31/03	4	2/6/04

10.1*	Microsoft Corporation 2001 Stock Plan		8-K		99.2	7/21/06

10.2*	Microsoft Corporation 1991 Stock Option Plan		8-K		99.1	7/21/06

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		8-K		10.3	11/15/04

10.4*	Microsoft Corporation Stock Option Plan for Non-Employee Directors		8-K		10.4	11/15/04

10.5*	Microsoft Corporation Stock Option Plan for Consultants and Advisors		8-K		10.5	11/15/04

10.6*	Microsoft Corporation 2003 Employee Stock Purchase Plan		10-K	6/30/04	10.6	9/1/04

10.7*	Microsoft Corporation Deferred Compensation Plan		S-8		99.1	2/28/06

10.8*	Form of Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-K		10.8	8/25/06

10.9*	Form of Stock Award Agreement for Non-Employee Directors under the Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.9	9/1/04

10.10*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the January 1, 2004 to June 30, 2006 performance period		10-K	6/30/04	10.10	9/1/04

PAGE	75

 Part IV

Item 15

		Filed herewith	Incorporated by reference
Exhibit number	Exhibit description		Form	Period ending	Exhibit	Filing date

10.11*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the July 1, 2003 to June 30, 2006 performance period		10-K	6/30/04	10.11	9/1/04

10.12*	Form of Stock Option Agreement under the Microsoft Corporation 2001 Stock Plan		10-K	6/30/04	10.12	9/1/04

10.13*	Form of Stock Option Agreement for Non-Employee Directors under the 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.13	9/1/04

10.14	Trust Agreement dated June 1, 1993 between Microsoft Corporation and BNY Western Trust Company as trustee (formerly with First Interstate Bank of Washington as trustee)		10-K	6/30/02	10.8	9/6/02

10.15	Trust Agreement dated June 30, 2003 between Microsoft Corporation and BNY Western Trust Company as trustee		10-K	6/30/03	10.8	9/5/03

10.16*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		S-8		99.2	2/28/06

10.17*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the fiscal year 2007 performance period	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X
*	Indicates a management contract or compensatory plan or arrangement

PAGE	76

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on August 3, 2007.

MICROSOFT CORPORATION

By:	/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on August 3, 2007.

Signature	Title

/s/ WILLIAM H. GATES III William H. Gates III	Chairman

/s/ STEVEN A. BALLMER Steven A. Ballmer	Director and Chief Executive Officer

/s/ JAMES I. CASH, JR. James I. Cash, Jr.	Director

/s/ DINA DUBLON Dina Dublon	Director

/s/ RAYMOND V. GILMARTIN Raymond V. Gilmartin	Director

/s/ REED HASTINGS Reed Hastings	Director

/s/ DAVID F. MARQUARDT David F. Marquardt	Director

/s/ CHARLES H. NOSKI Charles H. Noski	Director

/s/ HELMUT PANKE Helmut Panke	Director

/s/ JON A. SHIRLEY Jon A. Shirley	Director

/s/ CHRISTOPHER P. LIDDELL Christopher P. Liddell	Senior Vice President; Chief Financial Officer (Principal Financial Officer)

/s/ FRANK H. BROD Frank H. Brod	Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

PAGE	77