Form 10-Q
period 2007-09-30
MICROSOFT CORP
filed 2007-10-25
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2007

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

Large accelerated filer  ☒                    Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2007
Common Stock, $0.00000625 par value per share	9,355,438,912 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2007

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except per share amounts)(Unaudited)

	Three Months Ended September 30,
	2007	2006
Revenue	$13,762	$10,811
Operating expenses:
Cost of revenue	2,675	1,696
Research and development	1,837	1,786
Sales and marketing	2,614	2,191
General and administrative	718	664

Total operating expenses	7,844	6,337

Operating income	5,918	4,474
Investment income and other	298	567

Income before income taxes	6,216	5,041
Provision for income taxes	1,927	1,563

Net income	$4,289	$3,478

Earnings per share:
Basic	$0.46	$0.35

Diluted	$0.45	$0.35

Weighted average shares outstanding:
Basic	9,380	9,929

Diluted	9,513	10,010

Cash dividends declared per common share	$0.11	$0.10

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	September 30, 2007	June 30, 2007(1)
	(Unaudited)
Assets
Current assets:
Cash and equivalents	$6,637	$6,111
Short-term investments (including securities pledged as collateral of $2,696 and $2,356)	14,937	17,300

Total cash, equivalents, and short-term investments	21,574	23,411
Accounts receivable, net of allowance for doubtful accounts of $133 and $117	8,982	11,338
Inventories	1,178	1,127
Deferred income taxes	1,571	1,899
Other	2,548	2,393

Total current assets	35,853	40,168
Property and equipment, net	4,615	4,350
Equity and other investments	9,707	10,117
Goodwill	10,151	4,760
Intangible assets, net	1,718	878
Deferred income taxes	1,587	1,389
Other long-term assets	2,014	1,509

Total assets	$65,645	$63,171

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,206	$3,247
Accrued compensation	1,796	2,325
Income taxes	1,410	1,040
Short-term unearned revenue	9,787	10,779
Securities lending payable	2,936	2,741
Other	3,609	3,622

Total current liabilities	22,744	23,754
Long-term unearned revenue	1,785	1,867
Other long-term liabilities	8,981	6,453
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 9,355 and 9,380	60,699	60,557
Retained deficit, including accumulated other comprehensive income of $1,530 and $1,654	(28,564)	(29,460)

Total stockholders’ equity	32,135	31,097

Total liabilities and stockholders’ equity	$65,645	$63,171

(1)	Derived from audited financial statements

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended September 30,
	2007	2006
Operations
Net income	$4,289	$3,478
Depreciation, amortization, and other noncash items	435	249
Stock-based compensation	333	456
Net recognized gains on investments	(187)	(206)
Excess tax benefits from stock-based payment arrangements	(69)	(40)
Deferred income taxes	357	166
Unearned revenue	3,821	3,217
Recognition of unearned revenue	(4,965)	(4,050)
Accounts receivable	2,806	2,501
Other current assets	(235)	(1,080)
Other long-term assets	(11)	(135)
Other current liabilities	(1,189)	(842)
Other long-term liabilities	493	347

Net cash from operations	5,878	4,061

Financing
Common stock issued	646	385
Common stock repurchased	(2,930)	(7,683)
Common stock cash dividends	(938)	(897)
Excess tax benefits from stock-based payment arrangements	69	40
Other	—	(20)

Net cash used in financing	(3,153)	(8,175)

Investing
Additions to property and equipment	(510)	(411)
Acquisition of companies, net of cash acquired	(5,396)	(336)
Purchases of investments	(5,997)	(12,855)
Maturities of investments	330	834
Sales of investments	9,120	18,701
Securities lending payable	196	528

Net cash from (used in) investing	(2,257)	6,461

Net change in cash and equivalents	468	2,347
Effect of exchange rates on cash and equivalents	58	15
Cash and equivalents, beginning of period	6,111	6,714

Cash and equivalents, end of period	$6,637	$9,076

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended September 30,
	2007	2006
Common stock and paid-in capital
Balance, beginning of period	$60,557	$59,005
Common stock issued	655	398
Common stock repurchased	(816)	(1,874)
Stock-based compensation expense	333	456
Stock option income tax deficiencies	(87)	(334)
Other, net	57	6

Balance, end of period	60,699	57,657

Retained deficit
Balance, beginning of period	(29,460)	(18,901)

Cumulative effect of a change in accounting principle – adoption of FIN 48 (1)	(395)	—
Cumulative effect of a change in accounting principle – adoption of EITF 06-2 (1)	(17)	—
Net income	4,289	3,478
Other comprehensive income:
Net losses on derivative instruments	(88)	(27)
Net unrealized investments gains/(losses)	(86)	153
Translation adjustments and other	50	9

Comprehensive income	4,165	3,613
Common stock cash dividends	(1,029)	(975)
Common stock repurchased	(1,828)	(5,293)

Balance, end of period	(28,564)	(21,556)

Total stockholders’ equity	$32,135	$36,101

(1)	See Note 1 of Notes to Financial Statements

See accompanying notes.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Basis of Presentation and Consolidation and Recent Accounting Pronouncements

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2007 Form 10-K.

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

Recent Accounting Pronouncements

On July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $395 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle. See Note 13 – Income Taxes.

On July 1, 2007, we adopted the Emerging Issues Task Force Issue No. 06-2 (“EITF 06-2”), Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

service period. Upon adoption, we recognized a $17 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle.

In February 2007, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning July 1, 2008. We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

Note 2 – Inventories

Components of inventories were as follows:

(In millions)	September 30, 2007	June 30, 2007
Raw materials	$290	$435
Work in process	252	148
Finished goods	636	544

Inventories	$1,178	$1,127

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

Components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,
(In millions, except earnings per share)	2007	2006
Net income available for common shareholders (A)	$4,289	$3,478

Weighted average outstanding shares of common stock (B)	9,380	9,929
Dilutive effect of employee stock options and awards	133	81

Common stock and common stock equivalents (C)	9,513	10,010

Earnings per share:
Basic (A/B)	$0.46	$0.35

Diluted (A/C)	$0.45	$0.35

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

	Three Months Ended September 30,
(In millions)	2007	2006
Shares excluded from calculation of diluted EPS	137	677
Shared performance stock awards excluded from calculation of diluted EPS	4	9

Note 4 – Unearned Revenue

The components of unearned revenue were as follows:

(In millions)	September 30, 2007	June 30, 2007
Volume licensing programs	$8,489	$9,334
Undelivered elements	1,731	1,839
Other	1,352	1,473

Unearned revenue	$11,572	$12,646

Unearned revenue by segment was as follows:

(In millions)	September 30, 2007	June 30, 2007
Client	$2,673	$2,875
Server and Tools	3,449	3,652
Microsoft Business Division	5,080	5,771
Other segments	370	348

Unearned revenue	$11,572	$12,646

Note 5 – Stockholders’ Equity

Share Repurchases

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.0 billion tender offer that was completed on August 17, 2006 and authorization for up to an additional $20.0 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.0 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of September 30, 2007, approximately $12.8 billion remained of the $36.2 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice. In any period, cash used in financing

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

activities related to common stock repurchased may differ from the comparable change in stockholders’ equity, reflecting timing differences between the recognition of share repurchase transactions and their settlement for cash.

We repurchased the following shares of common stock under the above-described repurchase plans:

	Three Months Ended September 30,
	2007	2006
Shares of common stock repurchased (in millions)	81	285
Value of common stock repurchased (in billions)	$2.3	$7.0

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount		Payment Date
			(in millions)
(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,029	(1)	December 13, 2007

(Fiscal year 2007)
September 13, 2006	$0.10	November 16, 2006	$980		December 14, 2006

(1)	This dividend was included in other current liabilities on our balance sheet as of September 30, 2007.

Note 6 – Investment Income and Other

Components of investment income and other were as follows:

	Three Months Ended September 30,
(In millions)	2007	2006
Dividends and interest	$239	$369
Net gains on investments	151	363
Net gains/(losses) on derivatives	36	(156)
Other	(128)	(9)

Investment income and other	$298	$567

Note 7 – Product Warranties

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The changes in our aggregate product warranty liabilities, which are included in other current liabilities and other long-term liabilities on our balance sheets, were as follows:

(In millions)	Amount
Balance at July 1, 2007	$850
Accruals for warranties issued	82
Adjustments to pre-existing warranties	11
Settlements of warranty claims	(86)

Balance at September 30, 2007	$857

Note 8 – Contingencies

Government competition law matters. In March 2004, the European Commission issued a decision in its competition law investigation of us. The Commission concluded that we infringed European competition law by refusing to license to our competitors certain protocol technology in the Windows server operating systems and by including streaming media playback features in Windows desktop operating systems. The Commission ordered us to license the protocol technology to our competitors and to develop and make available a version of the Windows desktop operating system that does not include specified media playback software. The Commission also fined us €497 million ($605 million). We appealed the decision to the Court of First Instance. In July 2006, the European Commission determined that we had not complied with the technical documentation requirements of the 2004 Decision, and fined us €281 million ($351 million). We have appealed this fine to the Court of First Instance. We have expensed and paid both fines, pending resolution of appeals. In March 2007, the European Commission announced a new statement of objections. The new statement of objections claims that the pricing terms we proposed for licensing certain server protocol technology as required by the March 2004 decision are “not reasonable.” The statement of objections threatens to impose new fines of up to €500,000 ($706,075) per day from December 2005 to June 2006, up to €2 million ($2.8 million) per day from June to July 2006, and up to €3 million ($4.2 million) per day beginning August 2006. The maximum amount of the potential fine as of October 22, 2007 is $2.1 billion. On September 17, 2007, the Court of First Instance affirmed the European Commission’s 2004 decision in almost all respects. On October 22, 2007, following discussions between the Commission and Microsoft, the Commission announced that steps we had taken brought us into full compliance with the March 2004 Decision. We announced the same day that we would not appeal the decision of the Court of First Instance to the European Court of Justice. On October 24, 2007, we announced that we had discontinued our appeals of two other Commission decisions, including the July 2006 Decision imposing a fine.

In December 2005, the Korean Fair Trade Commission (“KFTC”) ruled that we abused a market dominant position and engaged in unfair trade practices under the Korean Fair Trade Act. The KFTC stated we violated the Act by building instant messaging and media player features into the Windows PC operating system and streaming media technologies into the Windows server operating system. The KFTC imposed a fine of approximately $34 million which we have expensed and paid. The KFTC’s order issued in February 2006 held that our integration of these media and messaging features into the Windows PC and server operating systems was an abuse of monopoly power and unlawful tying in violation of the Korean Fair Trade Act. The order required us to develop and distribute in Korea versions of Windows XP and its successors that do not include Windows Media Player or Windows Messenger functionality. We also may distribute a second modified version of Windows that contains the media and messenger features, as long as it includes promotional links to certain competing media players and instant messengers. We appealed the KFTC’s decision to the Seoul High Court. In May 2006, the KFTC denied our motion for reconsideration of its ruling, but also dropped the element of its ruling that prohibited us from including media player or instant messaging functionality in any product other than

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

the Windows client operating system for which we have a 50% or greater market share. In October 2007, we submitted a request to the Seoul High Court to withdraw our appeal of the ruling, which was approved by the court and ends the litigation.

We are subject to a Consent Decree and Final Judgment that resolved lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions. The Consent Decree imposed various constraints on our Windows operating system businesses. Portions of the Consent Decree are scheduled to expire in November 2007 and we voluntarily agreed to extend expiration of other elements of the Consent Decree to November 2009. On October 16, 2007, some states filed a motion with the U.S. District Court for the District of Columbia seeking to have most of the provisions of the Final Judgment in the action to which they are party extended for five years. This motion is pending. On October 19, 2007, the U.S. Department of Justice and other states advised the Court that they will not seek any extension of the Final Judgments to which they are party.

In other ongoing investigations, various foreign governments and several state attorneys general have requested information from us concerning competition, privacy, and security issues.

Antitrust, unfair competition, and overcharge class actions. A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state, federal and Canadian courts on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products. We obtained dismissals of damages claims of indirect purchasers under federal law and in 15 states. Courts refused to certify classes in two additional states. We have reached agreements to settle all claims that have been made to date in 19 states.

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

The settlements in all states have received final court approval. Cases in Arizona, Mississippi and Canada have not been settled. We estimate the total cost to resolve all of these cases will range between $1.7 billion and $1.9 billion. The actual cost depends on factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims. At September 30, 2007, we have recorded a liability related to these claims of approximately $1.0 billion, which reflects our estimated exposure of $1.7 billion less payments made to date of approximately $626 million, mostly for administrative expenses and legal fees.

Other antitrust litigation and claims. In November 2004, Novell, Inc. filed a complaint in U.S. District Court in Utah, now consolidated with other cases in Maryland, asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. Both parties appealed, and in October 2007, the court of appeals affirmed the decision of the trial court, remanding the case to that court for further proceedings.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Patent and intellectual property claims. We are vigorously defending more than 45 patent infringement cases. In the case of Eolas Technologies, Inc. and University of California v. Microsoft, filed in U.S. District Court in Illinois in 1999, the plaintiffs alleged infringement by the browser functionality of Windows. In January 2004, the trial court entered final judgment of $565 million, and entered an injunction against distribution of any new infringing products, but stayed execution of the judgment and the injunction pending our appeal. We appealed and in March 2005 the U.S. Court of Appeals for the Federal Circuit reversed the decision and vacated the judgment, based on certain evidentiary rulings of the trial court. The appellate court also reversed the trial court’s decision that the inventors had not engaged in inequitable conduct. The parties have agreed to a settlement pursuant to which Microsoft has taken a license to the Eolas patents. The settlement did not have a significant financial statement impact.

Microsoft and Alcatel-Lucent Matters. Microsoft and Alcatel-Lucent are parties to a number of legal proceedings relating to certain patents of each of the companies. Some of these actions began before the merger of Alcatel and Lucent in 2006. For simplicity, we refer to the post-merger entity of Alcatel-Lucent throughout the following discussion.

•

In 2003, we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents. Alcatel-Lucent has asserted claims under these patents against computer manufacturers that sell computers with our operating system and application software pre-installed. In February 2007, the jury returned a verdict in Alcatel-Lucent’s favor in the first of a series of patent trials, and awarded $1.5 billion in damages. In September 2007, on our motions for judgment as a matter of law, the trial court overturned the jury verdict and entered orders dismissing plaintiff’s claims on multiple grounds. Alcatel-Lucent has appealed. The trial court previously dismissed Alcatel-Lucent’s claims with respect to a second group of patents and two patents in a third grouping. Trial on a consolidated group of all remaining patents is scheduled to begin in February 2008.

•

In March 2006, Alcatel-Lucent filed a lawsuit against us in U.S. District Court in California, claiming the Xbox 360 violates one of its patents. In response, we asserted counterclaims that Alcatel-Lucent infringes 10 Microsoft patents by its sales of various products. The case has been set for trial in April 2008.

•

In November 2006, Alcatel-Lucent filed two patent infringement cases against us in U.S. District Court in Texas, asserting Mediaroom and various networking functionalities violate seven of its patents. In April 2007, we asserted infringement counterclaims based on four of our patents relating to functionality similar to that accused by Alcatel-Lucent. The trial on all of the patents is set for January 2009.

•

In February 2007, we filed a complaint against Alcatel-Lucent with the International Trade Commission claiming Alcatel-Lucent is infringing four Microsoft patents related to our unified communications technology and seeking to prevent the import of certain Alcatel-Lucent unified communications products into the U.S. Trial of this matter began in October 2007.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

2006, the jury rendered a $115 million verdict against us. In August 2006, the trial court increased damages by $25 million pursuant to the jury’s finding of willful infringement and awarded Z4 $2 million in attorneys’ fees. We have appealed the verdict.

In Veritas Operating Corporation v. Microsoft, filed in U.S. District Court in Washington in May 2006, a subsidiary of Symantec filed an action asserting trade secret misappropriation, breach of contract, and patent infringement relating to certain storage technologies. The case is scheduled for trial in May 2008.

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

As of September 30, 2007, we had accrued aggregate liabilities of approximately $700 million in other current liabilities and approximately $650 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could be up to $4.1 billion in aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effects become reasonably estimable.

Note 9 – Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our five segments are Client; Server and Tools; Online Services Business; Microsoft Business Division; and Entertainment and Devices Division. We have recast certain prior period amounts to conform to the way we internally manage and monitor performance at the segment level in fiscal year 2008.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment revenue and operating income/(loss) was as follows:

	Three Months Ended September 30,
(In millions)	2007	2006
Revenue
Client	$4,045	$3,315
Server and Tools	2,902	2,496
Online Services Business	671	536
Microsoft Business Division	4,108	3,423
Entertainment and Devices Division	1,928	1,010
Unallocated and other	108	31

Consolidated	$13,762	$10,811

Operating income/(loss)
Client	$3,244	$2,683
Server and Tools	886	802
Online Services Business	(262)	(99)
Microsoft Business Division	2,660	2,229
Entertainment and Devices Division	134	(145)
Reconciling amounts	(744)	(996)

Consolidated	$5,918	$4,474

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

Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and accelerated amortization for depreciation, stock awards, and performance-based stock awards. In addition, certain revenue and expenses are excluded from segments or included in corporate-level activity, including certain legal settlements and accruals for legal contingencies.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Significant reconciling items were as follows:

	Three Months Ended September 30,
(In millions)	2007	2006
Summary of reconciling amounts:
Corporate-level activity (1)	$(1,006)	$(940)
Stock-based compensation expense	186	(58)
Revenue reconciling amounts	95	(2)
Other	(19)	4

Total	$(744)	$(996)

(1)	Corporate-level activity excludes stock-based compensation expense and revenue reconciling amounts presented separately in those line items.

Note 10 – Acquisitions

On August 10, 2007, we acquired all of the outstanding shares of aQuantive, Inc. for $5.9 billion which was paid primarily in cash. Headquartered in Seattle, Washington, aQuantive is a digital marketing company which we expect will play a key role in the future development of our advertising business. We also believe the acquisition will help us build and support next-generation advertiser and publisher solutions in environments such as cross media planning, video-on-demand, and internet protocol television. aQuantive, Inc. was consolidated into our results of operations starting August 10, 2007, the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

(In millions)	aQuantive as of August 10, 2007
Cash and equivalents	$342
Accounts receivable, net	273
Other current assets	6
Property, plant and equipment	50
Intangible assets	938
Goodwill	5,270
Deferred income taxes	109
Other long-term assets	7

Total assets acquired	$6,995
Accrued compensation	37
Other current liabilities	683
Deferred income taxes	338
Other long-term liabilities	80

Total liabilities assumed	$1,138

Net assets acquired	$5,857

As a result of this acquisition, we recorded $5.3 billion of goodwill in our Online Services Business operating segment. Of the $938 million of acquired intangible assets, $24 million was assigned to in-process

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

research and development assets and was expensed during the quarter. The remaining acquired intangible assets include $476 million of customer relationships with a weighted average life of six years, $327 million of technology-based intangible assets with a weighted average useful life of four years, and $111 million of other intangible assets with a weighted average life of five years.

In addition to aQuantive, we acquired four other entities during the three months ended September 30, 2007 for total consideration of $147 million which was paid primarily in cash. All of the entities were consolidated within Microsoft starting on their respective acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material to our consolidated results of operations.

Note 11 – Goodwill

(In millions)	Balance as of July 1, 2007	Acquisitions /purchase accounting adjustments	Balance as of September 30, 2007
Client	$77	$—	$77
Server and Tools	580	70	650
Online Services Business	552	5,330	5,882
Microsoft Business Division	3,132	—	3,132
Entertainment and Devices Division	419	(9)	410

Total	$4,760	$5,391	$10,151

During the three months ended September 30, 2007, we recorded $5.4 billion of goodwill resulting from the five acquisitions described in Note 10 – Acquisitions. None of the amount recorded as goodwill is expected to be deductible for tax purposes. The purchase price allocation for all of the acquisitions is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities become available. Any change in the fair value of the net assets of the acquired company will change the amount of the purchase price allocable to goodwill.

Note 12 – Intangible Assets

The components of finite-lived intangible assets were as follows:

	September 30, 2007			June 30, 2007
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Contract-based	$1,003	$(747)	$256	$988	$(727)	$261
Technology-based	1,260	(465)	795	916	(407)	509
Marketing-related	161	(45)	116	57	(39)	18
Customer-related	601	(50)	551	122	(32)	90

Total	$3,025	$(1,307)	$1,718	$2,083	$(1,205)	$878

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was $102 million for the quarter ended September 30, 2007 and $38

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

million for the quarter ended September 30, 2006. The estimated future amortization expense related to intangible assets as of September 30, 2007 is expected to be $335 million for the remainder of fiscal year 2008, $422 million for fiscal year 2009, $373 million for fiscal year 2010, $296 million for fiscal year 2011, and $292 million for fiscal year 2012 and thereafter.

Note 13 – Income Taxes

On July 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Adopting FIN 48 had the following impact on our financial statements: increased current assets by $228 million, long-term assets by $1.1 billion, long-term liabilities by $2.1 billion, and our retained deficit by $395 million; and decreased our income taxes payable by $394 million. As of July 1, 2007, we had $7.1 billion of unrecognized tax benefits of which $5.3 billion, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007 we had accrued interest related to uncertain tax positions of $863 million, net of federal income tax benefit, on our balance sheet.

We are currently under audit by the IRS for tax years 2000 through 2006. While it is possible that the first audit cycle, 2000 through 2003, may conclude in the next 12 months and that the unrecognized tax benefits we have recorded in relation to this audit may change compared to the liabilities recorded for the period, it is not possible to estimate the effect, if any, of any amount of such change during the next 12 months to previously recorded uncertain tax positions.

We are subject to income tax in many jurisdictions outside the United States, none of which are individually material to our financial position, statement of cash flows, or results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of September 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended September 30, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated August 3, 2007, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2007 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

/S/ DELOITTE & TOUCHE LLP
Seattle, Washington
October 25, 2007

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

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Entertainment and Devices Division has generated over 40% of its yearly segment revenues in our second fiscal quarter. In fiscal year 2007, our revenue was highest in the third quarter due to the recognition of $1.7 billion of revenue previously deferred from the Express Upgrade to Windows Vista and Microsoft Office Technology Guarantee programs and pre-shipments of Windows Vista and the 2007 Microsoft Office system. The technology guarantee programs provided customers who purchased current products with free or discounted rights to Windows Vista and the 2007 Microsoft Office system when those products became available to consumers. We believe the seasonality of revenue is likely to continue in the future consistent with our experience prior to fiscal year 2007.

All growth and percentage comparisons refer to the three months ended September 30, 2007 as compared to the three months ended September 30, 2006 unless otherwise noted.

Summary

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006
Revenue	$13,762	$10,811	27%
Operating income	$5,918	$4,474	32%
Diluted earnings per share	$0.45	$0.35	29%

Revenue growth was driven primarily by increased Xbox console and game sales, licensing of Windows Vista and the 2007 Microsoft Office system, and increased revenue associated with Windows Server and SQL Server. Revenue from licensing of Windows Vista and the 2007 Microsoft Office system reflects growth in our OEM channel and growth from Enterprise Agreement licenses. Foreign currency exchange rates accounted for a $205 million or two percentage point increase in revenue during the quarter.

Operating income growth was driven primarily by the increased revenue, partially offset by increased Xbox 360 product costs, warranty expenses, and inventory write-downs; data center costs in our Online Services Business; increased Windows Vista product costs; and increased sales and marketing expenses. The increase in sales and marketing expenses was primarily driven by increased headcount-related expenses and marketing costs related to corporate events and our retail channel. Total headcount-related expenses increased 6%, driven by a 12% increase in headcount over the past twelve months and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

Worldwide macroeconomic factors have a strong correlation to business and consumer demand for our software, services, games, and Internet service offerings. We expect a broad continuation of economic conditions and demand during the remainder of fiscal year 2008. We also expect continued double digit revenue growth. Given our product launches in the second half of fiscal year 2007, we expect revenue growth to be higher in the first half of fiscal year 2008 than in the second half. We estimate worldwide PC shipments will grow between 10% and 12%. We expect a continued favorable impact from changes in year-over-year foreign currency exchange rates in fiscal year 2008. We expect our operating income growth rate to continue to exceed our revenue growth rate.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Revenue and operating income/(loss) amounts in this section are presented on a basis consistent with U.S. GAAP and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 9 – Segment Information is presented on a basis consistent with our current internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately. Prior period amounts have been recast to conform to the way we internally manage and monitor performance at the segment level in fiscal year 2008.

Client

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006
Revenue	$4,138	$3,316	25%
Operating income	$3,367	$2,660	27%

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

Client revenue increased primarily reflecting licensing of Windows Vista. OEM revenue increased $706 million or 25% driven by 20% growth in OEM license units. Revenue from commercial and retail licensing of Windows operating systems increased $116 million or 23% primarily due to strong sales from Enterprise Agreements and legalization efforts in Russia, China, and other emerging markets. The OEM Premium Mix increased 16 percentage points to 75% driven by increased consumer premium mix. Based on our estimates, total worldwide PC shipments from all sources grew 14% to 16% driven by demand in both emerging and mature markets.

Client operating income increased reflecting the increased revenue and decreased research and development expenses, partially offset by increased cost of revenue and sales and marketing expenses. Research and development expenses decreased $70 million or 23% primarily reflecting decreased headcount-related expenses. Cost of revenue increased $109 million or 102% driven by Windows Vista product costs while sales and marketing expenses increased $78 million or 36% primarily reflecting increased headcount-related expenses associated with our corporate sales force. Headcount-related expenses decreased 21%, driven by a 7% decrease in headcount over the past twelve months due to the redeployment of resources upon the completion of Windows Vista development and decreased stock-based compensation expense.

For the remainder of fiscal year 2008, we expect continued strength in OEM revenue growth, in line with strength in the PC market. We expect PC shipments to grow 10% to 12% for fiscal year 2008. We believe that PC unit growth rates will be higher in the consumer segment than in the business segment and higher in emerging markets than in mature markets.

Server and Tools

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006
Revenue	$2,900	$2,496	16%
Operating income	$962	$771	25%

Server and Tools offerings consist of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, and other server products. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server and Tools concentrates on licensing products, applications, tools, content and services that make information technology professionals and developers more productive and efficient. We use multiple channels for licensing including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. We sell licenses both as one-time licenses and as multi-year volume licenses.

Server and Tools revenue increased reflecting growth in both product and services revenue. Server and server application revenue (including CAL revenue) and developer tools, training, and certificate revenue increased $262 million or 13% primarily driven by growth in new and recurring volume licensing of Windows

Server and SQL Server products and reflects broad adoption of the Windows Platform and applications. Consulting, Premier and Professional product support services revenue increased $142 million or 32% primarily due to higher demand for consulting and support services in corporate enterprises. Foreign currency exchange rates accounted for a $65 million or two percentage point increase in revenue.

Server and Tools operating income increased primarily reflecting the increased revenue, partially offset by increased sales and marketing expenses and cost of revenue for services. Sales and marketing expenses increased $133 million or 18% primarily reflecting increased headcount-related expenses associated with our corporate sales force. Cost of revenue increased $76 million or 15% reflecting the growth in services provided. Headcount-related expenses increased 4%, driven by a 15% increase in headcount over the past twelve months and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

We expect continued revenue growth in both product and services offerings related to the release of new versions of Visual Studio, Windows Server, and SQL Server products.

Online Services Business

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006
Revenue	$671	$536	25%
Operating loss	$(264)	$(102)	*

*	Not meaningful

Online Services Business (“OSB”) provides personal communications services, such as e-mail and instant messaging, online information offerings, such as Live Search, and the MSN portals and channels around the world. OSB also provides a variety of online services such as MSN Internet Access and MSN Premium Web Services. We earn revenue primarily from online advertising, from consumers and partners through subscriptions and transactions generated from online paid services, and from MSN narrowband Internet access subscribers. We continue to launch new online initiatives and expect to do so in the future. In the first quarter of fiscal year 2008, we launched a new release of Windows Live Search and a beta version of Windows Live Suite and updated the MSN Video Services.

During the quarter ended September 30, 2007, we completed our acquisition of aQuantive, Inc. for consideration of $5.9 billion. We expect aQuantive, Inc., a digital marketing company, to play a key role in the future development of our advertising business. We believe the acquisition will help us build and support next-generation advertiser and publisher solutions in environments such as cross media planning, video-on-demand, and internet protocol television. aQuantive, Inc. was consolidated into our results of operations starting August 10, 2007, the acquisition date.

OSB revenue increased driven primarily by online advertising revenue which grew $120 million or 33% to $487 million. This increase reflects growth in our existing online advertising business for search, home page, email, and messaging services and includes $29 million of aQuantive online advertising revenue. During the quarter, we also recognized $51 million of aQuantive advertising agency revenue. The increase in revenue was partially offset by a $33 million or 32% decrease in access revenue. As of September 30, 2007 and 2006, we had approximately 405 million and 340 million Windows Live IDs, respectively.

OSB operating loss increased driven primarily by increased cost of revenue, increased sales and marketing expenses, and increased research and development expenses, partially offset by the increased revenue. OSB operating loss includes a $58 million loss from aQuantive, including a $24 million in-process research and development write-off and $30 million of amortization of intangible assets. The $151 million or 63% increase in cost of revenue was primarily driven by increased data center costs, online content expenses, and aQuantive-related expenses. Sales and marketing expenses increased $69 million or 42% primarily due to increased marketing costs and amortization of customer-related intangible assets, while research and development expenses increased $60 million or 28% primarily as a result of increased headcount-related expenses and product development costs. Headcount-related expenses increased 10%, driven by a 20% increase in headcount over the past twelve months and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

For the remainder of fiscal year 2008, we expect continued growth in online advertising revenue as the portals, channels, and communications services continue to expand globally and the overall Internet advertising market continues to expand. Online advertising revenue is expected to benefit from our acquisition of aQuantive while revenue from narrowband Internet Access is expected to continue to decline.

Microsoft Business Division

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006
Revenue	$4,111	$3,419	20%
Operating income	$2,694	$2,227	21%

Microsoft Business Division (“MBD”) offerings consist of the Microsoft Office system and Microsoft Dynamics business solutions. Microsoft Office system products are designed to increase personal, team, and organization productivity through a range of programs, services, and software solutions. Growth of revenue from the Microsoft Office system offerings, which generate over 90% of MBD revenue, depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other information worker areas such as enterprise content management, collaboration, unified communications, and business intelligence. Microsoft Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises. We evaluate our results based upon the nature of the end user in two primary parts: business revenue which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue, and consumer revenue which includes revenue from retail packaged product sales and OEM revenue.

MBD revenue increased primarily reflecting licensing of the 2007 Microsoft Office system. Business revenue increased $663 million or 25% primarily as a result of growth in volume licensing agreement revenue and strong transactional license sales to businesses. The increase in business revenue also included an 18% increase in Microsoft Dynamics customer billings. Consumer revenue increased $29 million or 4% as a result of strong retail packaged product sales partially offset by a reduction of licenses sold through OEMs. Foreign currency exchange rates accounted for a $93 million or two percentage point increase in revenue.

MBD operating income increased reflecting the increased revenue, partially offset by increased sales and marketing expenses of $152 million or 22% and increased cost of revenue of $49 million or 29%. The increase in sales and marketing expenses primarily reflects increased headcount-related expenses associated with our corporate sales force. The increase in cost of revenue primarily reflects an increase in online costs related to the recent acquisition of Tellme Networks. Headcount-related expenses decreased 2%, driven by a decrease in stock-based compensation expense, partially offset by a 4% increase in headcount over the past twelve months and an increase in salaries and benefits for existing headcount.

For the remainder of fiscal year 2008, we expect revenue to continue to increase over the prior year due to the strong performance of 2007 Microsoft Office system. We continue to develop plans to grow revenue in new areas such as unified communications and through our existing portfolio of Microsoft Dynamics products.

Entertainment and Devices Division

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006
Revenue	$1,929	$1,011	91%
Operating income/(loss)	$165	$(142)	*

*	Not meaningful

The Entertainment and Devices Division (“EDD”) products include the Microsoft Xbox video game console system, PC games, consumer software and hardware products, the Zune digital music and entertainment device, Mediaroom (our internet protocol television software), the Windows Mobile software platform, the Windows Embedded device operating system, and Windows Automotive. The success of video game consoles is determined by console innovation and quality, the portfolio of video game content for the console, online offerings, and the market share of the console. We believe that the functionality of the Xbox 360 console, games portfolio, and online offerings are well positioned relative to competitive consoles.

EDD revenue increased primarily due to increased Xbox 360 console and game sales. Xbox and PC game revenue increased $895 million or 148% as a result of increased Xbox 360 console sales, video game sales led by Halo 3, and Xbox 360 accessory sales. We shipped 1.8 million Xbox 360 consoles in the current quarter as compared to 0.9 million consoles in the first quarter of fiscal year 2007. Halo 3 was launched in September 2007 and generated approximately $330 million of revenue during the quarter. Increased revenue from sales of consumer hardware products, the Windows Mobile software platform, and Zune was offset by decreased revenue from Mediaroom.

EDD operating income increased primarily due to the increased revenue, partially offset by increased cost of revenue and increased sales and marketing expenses. Cost of revenue increased $584 million or 99% primarily driven by the increase in consoles sold and increased Xbox 360 console warranty expenses and inventory write-downs. Sales and marketing expenses increased $49 million or 23% primarily related to Xbox 360, including Halo 3, and Zune. Headcount-related expenses increased 6%, reflecting a 7% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

For the remainder of fiscal year 2008, we expect revenue to increase due to the increased sales of Xbox 360 consoles and related games, accessories, and services, and sales of Zune products. Revenue from existing mobility and embedded devices is expected to increase due to unit volume increases of Windows Mobile software driven by increased market demand for phone-enabled devices and Windows Embedded operating systems.

Corporate-Level Activity

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006
Corporate-level activity	$(1,006)	$(940)	7%

Certain corporate-level results are not allocated to our segments. Those results include expenses related to corporate operations related to broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies.

Corporate-level expenses increased primarily reflecting increased headcount-related expenses, partially offset by decreased costs for legal settlements and legal contingencies. Headcount-related expenses increased 15%, driven by an 8% increase in headcount and an increase in salaries and benefits for existing headcount.

We incurred $40 million in legal charges during the three months ended September 30, 2007, compared with $87 million in legal charges during the three months ended September 30, 2006.

OPERATING EXPENSES

Cost of Revenue

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006
Cost of revenue	$2,675	$1,696	58%
As a percent of revenue	19%	16%	3	ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, warranty costs, inventory write-downs, and costs associated with the delivery of consulting services. Cost of revenue increased primarily driven by an increase in Xbox-related costs (increased product costs, warranty costs, and inventory write-downs), increased OSB data center costs, increased Windows Vista product costs, and costs associated with the growth in consulting services.

Research and Development

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006
Research and development	$1,837	$1,786	3%
As a percent of revenue	13%	17%	(4	)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. The increase in research and development expenses was primarily driven by increased headcount-related expenses of 1%, which reflects a 7% increase in headcount and an increase in salaries and benefits for existing headcount, offset by a decrease in stock-based compensation expense.

Sales and Marketing

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006
Sales and marketing	$2,614	$2,191	19%
As a percent of revenue	19%	20%	(1	)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased primarily as a result of increased headcount-related expenses and marketing costs related to corporate events and our retail channel. Headcount-related expenses increased 12%, reflecting both an 8% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by a decrease in stock-based compensation expense.

General and Administrative

	Three months ended September 30,		Percentage Change
(In millions, except percentages)	2007	2006
General and administrative	$718	$664	8%
As a percent of revenue	5%	6%	(1	)ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative costs increased primarily reflecting increased consulting and professional fees, partially offset by decreased legal settlements expense. We incurred $40 million in legal charges during the three months ended September 30, 2007, compared with $87 million in legal charges during the three months ended September 30, 2006. Headcount-related expenses increased 4%, reflecting both a 14% increase in headcount and an increase in salaries and benefits for existing headcount.

INVESTMENT INCOME, INCOME TAXES, AND OTHER

Investment Income and Other

The components of investment income and other were as follows:

	Three Months Ended September 30,		Change
(In millions)	2007	2006
Dividends and interest	$239	$369	$(130)
Net gains on investments	151	363	(212)
Net gains/(losses) on derivatives	36	(156)	192
Other	(128)	(9)	(119)

Investment income and other	$298	$567	$(269)

Dividends and interest income declined, reflecting a decline in the average balance of dividend and interest-bearing investments coupled with lower interest rates received on our fixed-income investments. Net recognized gains decreased primarily due to fewer gains on the sale of equity investments and losses on sales of fixed-income investments in the current period as compared to gains in the prior period. Other-than-temporary impairments were not material in both the three months ended September 30, 2007 and in the prior period. Other of $128 million includes the correction of several immaterial items from prior periods.

We experienced net gains on equity derivatives, interest rate derivatives, and commodity derivatives in the current period as compared to net losses in the prior period. Additionally, net losses on foreign exchange contracts were similar in both the current and prior periods. We use derivative instruments to manage exposures and to facilitate portfolio diversification related to interest rates, equity and commodity prices, and foreign currency markets. Gains and losses arising from derivatives not designated as accounting hedges are in large part economically offset by unrealized losses and gains, respectively, in the underlying securities which are recorded as a component of other comprehensive income. Net losses related to foreign currency contracts include changes in time value of options used to hedge anticipated foreign currency revenues.

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Collateral and/or security interest is determined based upon the underlying security and the creditworthiness of the borrower. Cash collateral is recorded as an asset with a corresponding liability. We anticipate that the magnitude of securities loaned under this program will remain relatively consistent during the fiscal year.

Income Taxes

Our effective tax rate was 31% for the three months ended September 30, 2007 and 2006.

On July 1, 2007, we adopted the provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, the Company may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

Adopting FIN 48 had the following impact on our financial statements: increased current assets by $228 million, long-term assets by $1.1 billion, long-term liabilities by $2.1 billion, and our retained deficit by $395 million; and decreased our income taxes payable by $394 million. As of July 1, 2007, we had $7.1 billion of unrecognized tax benefits of which $5.3 billion, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007, we had accrued interest related to uncertain tax positions of $863 million, net of federal income tax benefit, on our balance sheet.

FINANCIAL CONDITION

Cash and equivalents and short-term investments totaled $21.6 billion as of September 30, 2007, compared with $23.4 billion as of June 30, 2007. Equity and other investments were $9.7 billion as of September 30, 2007, compared with $10.1 billion as of June 30, 2007. Our investments consist primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S.-dollar-denominated securities, but also includes foreign-denominated securities in order to diversify financial risk. The portfolio is primarily invested in short-term securities to facilitate rapid deployment for immediate cash needs. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $28.6 billion at September 30, 2007. Our retained deficit is not expected to impact our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements, revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. Other unearned revenue includes services, Microsoft Dynamics business solution products, Xbox Live subscriptions, advertising, and TV platform for which we have been paid upfront and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

Unearned revenue as of September 30, 2007 decreased $1.1 billion from June 30, 2007, reflecting recognition of unearned revenue from multi-year licensing that outpaced multi-year licensing deferrals by $845 million, a $108 million decrease in revenue deferred for undelivered elements, and a $121 million decrease primarily in unearned revenue for services and subscription services.

The following table outlines the expected recognition of unearned revenue as of September 30, 2007:

(In millions)	Recognition of Unearned Revenue
Three months ended:
December 31, 2007	$4,052
March 31, 2008	2,992
June 30, 2008	1,952
September 30, 2008	791
Thereafter	1,785

Unearned revenue	$11,572

See Note 4 – Unearned Revenue (Part I, Item 1).

Cash Flows

Cash flow from operations for the three months ended September 30, 2007, increased $1.8 billion from the first quarter of fiscal year 2007 to $5.9 billion, due to increased cash collections from customers reflecting our continued revenue growth and $2.8 billion from conversion of accounts receivable to cash. The increase also includes an $845 million reduction in cash used for other current assets reflecting the inventory and product costs cash outflow in the first quarter of fiscal year 2007 related to Xbox 360 consoles. Cash used for financing was $3.2 billion in the first quarter of fiscal year 2008, a decrease of $5.0 billion from the corresponding period in fiscal year 2007. The decrease reflects $2.9 billion of common stock repurchases in the three months ended September 30, 2007, compared with $7.7 billion in the prior year that included the impact of our tender offer completed on August 17, 2006. Cash used for investing was $2.3 billion in the first quarter of fiscal year 2008, as compared with cash provided by investing of $6.5 billion in the first quarter of fiscal year 2007. This $8.7 billion decrease in cash from investing activities includes a $5.1 billion increase in cash paid for acquisition of companies, reflecting the purchase of aQuantive in the first quarter of fiscal year 2008, and a $3.2 billion decrease in cash from combined investment purchases, sales, and maturities.

We have no material long-term debt. Stockholders’ equity at September 30, 2007, was $32.1 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities, data centers, and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.0 billion tender offer that was completed on August 17, 2006 and authorization for up to an additional $20.0 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.0 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of September 30, 2007, approximately $12.8 billion remained of the $36.2 billion approved repurchase amount.

Our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount		Payment Date
			(in millions)
(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,029	(1)	December 13, 2007

(Fiscal year 2007)
September 13, 2006	$0.10	November 16, 2006	$980		December 14, 2006

(1)	This dividend was included in other current liabilities on our balance sheet as of September 30, 2007.

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

RECENT ACCOUNTING PRONOUNCEMENTS

On July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $395 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle. See Note 13 – Income Taxes (Part I, Item 1).

On July 1, 2007, we adopted the Emerging Issues Task Force Issue No. 06-2 (“EITF 06-2”), Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. Upon adoption, we recognized a $17 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of investment securities, impairment of goodwill, accounting for research and development costs, accounting for contingencies, accounting for income taxes, and accounting for stock-based compensation.

We account for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. For some of our products, customers receive certain elements of our products over a period of time. These elements include free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The fair value of these elements is recognized over the estimated life cycle for the Windows XP and previous PC operating systems. For Windows Vista, there are no significant undelivered elements and accordingly, no license revenue is deferred for Windows Vista sales. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment also is required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

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

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows. Accruals for uncertain tax positions are provided for in accordance with the requirements of FIN 48.

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

For hardware warranty, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold and country in which we do business, but generally include technical support, parts, and labor over a period generally ranging from 90 days to three years. For software warranty, we estimate the costs to provide bug fixes, such as security patches, over the estimated life of the software. We reevaluate our estimates at least quarterly to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

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

The following table sets forth the one-day VaR for substantially all of our positions as of and for the three months ended September 30, 2007, and as of June 30, 2007:

(In millions)	September 30, 2007	June 30, 2007	Three months ended September 30, 2007
Risk Categories			Average	High	Low
Interest rates	$36	$34	$34	$37	$31
Currency rates	91	55	77	98	60
Equity prices	58	60	56	60	52
Commodity prices	7	7	6	7	5

Total one-day VaR for the combined risk categories was $126 million at September 30, 2007 and $95 million at June 30, 2007. The total VaR is 34% less at September 30, 2007, and 39% less at June 30, 2007, than the sum of the separate risk categories in the above table due to the diversification benefit of the overall portfolio.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

On September 17, 2007, the European Union Court of First instance affirmed in almost all respects the 2004 decision of the European Commission against Microsoft under European competition law, leaving in place a previously-levied fine of €497 million ($605 million). The primary issues on appeal were integration of media player functionality into the Windows operating system and the requirement to license Windows communication protocols to competing server operating system vendors. On October 22, 2007, following discussions between the Commission and Microsoft, the Commission announced that steps we had taken brought us into full compliance with the March 2004 Decision. We announced the same day that we would not appeal the decision of the Court of First Instance to the European Court of Justice. On October 24, 2007, we announced that we had discontinued our appeals of two other Commission decisions, including the July 2006 Decision imposing a fine.

In September 2007, in the patent infringement lawsuit brought by Alcatel-Lucent, the U.S. District Court in San Diego, California overturned a $1.5 billion jury verdict against us and entered orders dismissing plaintiff’s claims on multiple grounds. Alcatel-Lucent has appealed.

See Note 8 – Contingencies (Part I, Item 1) for more information about these and other legal proceedings in which we are involved.

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

We face intense competition. We continue to experience intense competition across all markets for our products and services. Our competitors range in size from Fortune 100 companies to small, specialized single-

product businesses and open source community-based projects. Although we believe the breadth of our businesses and product portfolio are a competitive advantage, our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low and products, once developed, can be distributed broadly and quickly at relatively low cost. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our products. In response to competition, we are developing versions of our products with basic functionality that are sold at lower prices than the standard versions. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins and operating income.

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

Security vulnerabilities in our products could lead to reduced revenues or to liability claims. Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products. Although this is an industry-wide problem that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to address security vulnerabilities through:

•	engineering more secure products;

•	enhancing security and reliability features in our products;

•	helping our customers make the best use of our products and services to protect against computer viruses and other attacks;

•	improving the deployment of software updates to address security vulnerabilities;

•	investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed; and

•	providing customers online automated security tools, published security guidance, and security software such as firewalls, anti-virus, and other security software.

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

Lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions were resolved through a Consent Decree that took effect in November 2001 and a Final Judgment entered in November 2002. These proceedings imposed various constraints on our Windows operating system businesses. These constraints include limits on certain contracting practices, mandated disclosure of certain software program interfaces and protocols, and rights for computer manufacturers to limit the visibility of certain Windows features in new PCs. Although we believe we are in full compliance with these rules, if we fail to comply with them, additional restrictions could be imposed on us that would adversely affect our business.

In March 2004, the European Commission ordered us to create new versions of Windows that do not include certain multimedia technologies and to provide our competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. In September 2007, the European Court of First Instance dismissed our appeal of this ruling. The design of these special versions of Windows and the terms on which we make our protocol technology available are closely regulated by the Commission. The product design aspect of the Commission decision may limit our ability to innovate in Windows in the future, diminish the developer appeal of the Windows platform, and increase our product development costs. The availability of protocol licenses may enable competitors to develop software products that better mimic the functionality of our own products which could result in decreased sales of our products.

In February 2006, the Korean Fair Trade Commission (“KFTC”) issued a ruling requiring us to offer two versions of Windows PC operating systems, one with Windows Media Player and instant messaging software removed and another with those functionalities included but also including promotional links to competing software products. These remedies could adversely affect the utility and competitive position of Windows PC operating systems in Korea.

Government regulatory actions and court decisions may hinder our ability to provide the benefits of our software to consumers and businesses, thereby reducing the attractiveness of our products and the revenues that come from them. New legal actions could be initiated at any time, either by these or other governments or private claimants, including with respect to new versions of Windows or other Microsoft products. The outcome of such legal actions could adversely affect us in a variety of ways, including:

•

We may have to choose between withdrawing products from certain geographies to avoid fines or designing and developing alternative versions of those products to comply with government rulings, which may entail removing functionality that customers want or developers rely on.

•	We may be required to make available licenses to our proprietary protocol technologies on terms that do not reflect their fair market value or do not protect our associated intellectual property.

•	If not reversed or limited on appeal, the rulings described above may be cited as a precedent in other competition law proceedings.

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

Our business depends largely on our ability to attract and retain talented employees. Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

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

We may have additional tax liabilities. We are subject to income taxes in both the United States and numerous foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We are regularly under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made.

Our consumer hardware products may experience quality or supply problems. Our hardware products such as the Xbox 360 console are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. We obtain some components of our hardware devices from sole suppliers. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain replacement supplies on a timely basis, resulting in reduced sales. Either component shortages or excess inventory may require us to record charges to cost of revenue. Xbox 360 consoles are assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenues and operating margins.

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

Catastrophic events or geo-political conditions may disrupt our business. A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services or performing other mission-critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could severely affect our ability to conduct normal business operations and, as a result, our operating results could be adversely affected. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, thus increasing our operating costs. These conditions may lend additional uncertainty to the timing and budget for technology investment decisions by our customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are inapplicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1, 2007 – July 31, 2007	22,064,586	$29.91	22,064,586	$14,478
August 1, 2007 – August 31, 2007	3,700,000	28.39	3,700,000	$14,373
September 1, 2007 – September 30, 2007	54,833,400	28.88	54,833,400	$12,789

	80,597,986		80,597,986

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.0 billion tender offer that was completed on August 17, 2006 and authorization for up to an additional $20.0 billion ongoing share repurchase program that expires on June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.0 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. The repurchase program may be suspended or discontinued at any time without prior notice. During the first quarter of fiscal year 2008, we repurchased 80.6 million shares for $2.3 billion under the plans described in this paragraph. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

Item 6. Exhibits

15	Letter re: unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 25, 2007	Microsoft Corporation

	By:	/S/ FRANK H. BROD
Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Authorized Officer)