Form 10-Q
period 2007-12-31
MICROSOFT CORP
filed 2008-01-24
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2007

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

Large accelerated filer  ☒                    Accelerated filer  ☐                Non-accelerated filer  ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 21, 2008
Common Stock, $0.00000625 par value per share	9,306,979,746 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2007

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except per share amounts)(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Revenue	$16,367	$12,542	$30,129	$23,353
Operating expenses:
Cost of revenue	3,543	3,620	6,218	5,316
Research and development	1,885	1,637	3,722	3,423
Sales and marketing	3,392	2,999	6,006	5,190
General and administrative	1,066	814	1,784	1,478

Total operating expenses	9,886	9,070	17,730	15,407

Operating income	6,481	3,472	12,399	7,946
Investment income and other	339	333	637	900

Income before income taxes	6,820	3,805	13,036	8,846
Provision for income taxes	2,113	1,179	4,040	2,742

Net income	$4,707	$2,626	$8,996	$6,104

Earnings per share:
Basic	$0.50	$0.27	$0.96	$0.62

Diluted	$0.50	$0.26	$0.95	$0.61

Weighted average shares outstanding:
Basic	9,361	9,806	9,370	9,867

Diluted	9,503	9,942	9,519	9,996

Cash dividends declared per common share	$0.11	$0.10	$0.22	$0.20

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	December 31, 2007	June 30, 2007(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,460	$6,111
Short-term investments (including securities pledged as collateral of $1,984 and $2,356)	13,616	17,300

Total cash, cash equivalents, and short-term investments	21,076	23,411
Accounts receivable, net of allowance for doubtful accounts of $149 and $117	11,621	11,338
Inventories, net	755	1,127
Deferred income taxes	1,483	1,899
Other	2,840	2,393

Total current assets	37,775	40,168
Property and equipment, net	4,965	4,350
Equity and other investments	9,413	10,117
Goodwill	10,309	4,760
Intangible assets, net	1,717	878
Deferred income taxes	1,200	1,389
Other long-term assets	1,960	1,509

Total assets	$67,339	$63,171

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,612	$3,247
Accrued compensation	1,977	2,325
Income taxes	863	1,040
Short-term unearned revenue	10,221	10,779
Securities lending payable	2,166	2,741
Other	3,219	3,622

Total current liabilities	22,058	23,754
Long-term unearned revenue	1,957	1,867
Other long-term liabilities	8,893	6,453
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 9,329 and 9,380	62,528	60,557
Retained deficit, including accumulated other comprehensive income of $1,628 and $1,654	(28,097)	(29,460)

Total stockholders’ equity	34,431	31,097

Total liabilities and stockholders’ equity	$67,339	$63,171

(1)	Derived from audited financial statements.

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Operations
Net income	$4,707	$2,626	$8,996	$6,104
Depreciation, amortization, and other noncash items	481	365	916	614
Stock-based compensation expense	360	437	693	893
Net recognized gains on investments	(134)	(29)	(321)	(235)
Excess tax benefits from stock-based payment arrangements	(33)	(8)	(102)	(48)
Deferred income taxes	323	(517)	680	(351)
Unearned revenue	5,995	6,029	9,816	9,246
Recognition of unearned revenue	(5,368)	(4,265)	(10,333)	(8,315)
Accounts receivable	(2,586)	(2,945)	220	(444)
Other current assets	445	723	210	(357)
Other long-term assets	(55)	(264)	(66)	(399)
Other current liabilities	325	(354)	(864)	(1,196)
Other long-term liabilities	107	244	600	591

Net cash from operations	4,567	2,042	10,445	6,103

Financing
Common stock issued	2,335	4,449	2,981	4,834
Common stock repurchased	(4,057)	(5,797)	(6,987)	(13,480)
Common stock cash dividends	(1,034)	(980)	(1,972)	(1,877)
Excess tax benefits from stock-based payment arrangements	33	8	102	48
Other	—	(3)	—	(23)

Net cash used in financing	(2,723)	(2,323)	(5,876)	(10,498)

Investing
Additions to property and equipment	(695)	(572)	(1,205)	(983)
Acquisition of companies, net of cash acquired	(433)	(125)	(5,829)	(461)
Purchases of investments	(6,317)	(9,102)	(12,314)	(21,957)
Maturities of investments	470	1,325	800	2,159
Sales of investments	6,696	7,448	15,816	26,149
Securities lending payable	(770)	(932)	(574)	(404)

Net cash from/(used in) investing	(1,049)	(1,958)	(3,306)	4,503

Effect of exchange rates on cash and cash equivalents	28	22	86	37

Net change in cash and cash equivalents	823	(2,217)	1,349	145
Cash and cash equivalents, beginning of period	6,637	9,076	6,111	6,714

Cash and cash equivalents, end of period	$7,460	$6,859	$7,460	$6,859

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2007	2006	2007	2006
Common stock and paid-in capital
Balance, beginning of period	$60,699	$57,657	$60,557	$59,005
Common stock issued	2,380	4,436	3,035	4,834
Common stock repurchased	(805)	(1,232)	(1,621)	(3,106)
Stock-based compensation expense	360	437	693	893
Stock option income tax deficiencies	(106)	(147)	(193)	(481)
Other, net	—	1	57	7

Balance, end of period	62,528	61,152	62,528	61,152

Retained deficit
Balance, beginning of period	(28,564)	(21,556)	(29,460)	(18,901)

Cumulative effect of a change in accounting principle – adoption of FIN 48 (1)	—	—	(395)	—
Cumulative effect of a change in accounting principle – adoption of EITF 06-2 (1)	—	—	(17)	—
Net income	4,707	2,626	8,996	6,104
Other comprehensive income:
Net gains/(losses) on derivative instruments	137	(1)	49	(28)
Net unrealized investments gains/(losses)	(78)	184	(164)	337
Translation adjustments and other	39	35	89	44

Comprehensive income	4,805	2,844	8,970	6,457
Common stock cash dividends	(1,031)	(974)	(2,060)	(1,949)
Common stock repurchased	(3,307)	(4,832)	(5,135)	(10,125)

Balance, end of period	(28,097)	(24,518)	(28,097)	(24,518)

Total stockholders’ equity	$34,431	$36,634	$34,431	$36,634

(1)	See Note 1 of Notes to Financial Statements.

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

Basis of Consolidation

The financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments in which we exercise significant influence but do not exercise control and are not the primary beneficiary are accounted for using the equity method. Investments in which we are not able to exercise significant influence over the investee or which do not have readily determinable fair values are accounted for under the cost method.

Recent Accounting Pronouncements

In December 2007, the Financial Accounting Standards Board (“FASB”) issued Statement of Financial Accounting Standards (“SFAS”) No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

On July 1, 2007, we adopted the provisions of FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $395 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle. See Note 13 – Income Taxes.

On July 1, 2007, we adopted Emerging Issues Task Force Issue No. 06-2 (“EITF 06-2”), Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. Upon adoption, we recognized a $17 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements and have not determined what election we will make.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. SFAS No. 157 is effective for us beginning July 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b – Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We are currently assessing the potential impact that adoption of this statement would have on our financial statements.

Note 2 – Inventories

Components of inventories were as follows:

(In millions)	December 31, 2007	June 30, 2007
Raw materials	$241	$435
Work in process	77	148
Finished goods	437	544

Inventories	$755	$1,127

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Components of basic and diluted earnings per share were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions, except earnings per share)	2007	2006	2007	2006
Net income available for common shareholders (A)	$4,707	$2,626	$8,996	$6,104

Weighted average outstanding shares of common stock (B)	9,361	9,806	9,370	9,867
Dilutive effect of employee stock options and awards	142	136	149	129

Common stock and common stock equivalents (C)	9,503	9,942	9,519	9,996

Earnings per share:
Basic (A/B)	$0.50	$0.27	$0.96	$0.62

Diluted (A/C)	$0.50	$0.26	$0.95	$0.61

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

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2007	2006	2007	2006
Shares excluded from calculation of diluted EPS	71	240	77	266
Shared performance stock awards excluded from calculation of diluted EPS	—	10	—	10

Note 4 – Unearned Revenue

The components of unearned revenue were as follows:

(In millions)	December 31, 2007	June 30, 2007
Volume licensing programs	$9,145	$9,334
Undelivered elements	1,650	1,839
Other	1,383	1,473

Unearned revenue	$12,178	$12,646

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Unearned revenue by segment was as follows:

(In millions)	December 31, 2007	June 30, 2007
Client	$2,620	$2,875
Server and Tools	3,746	3,652
Microsoft Business Division	5,359	5,771
Other	453	348

Unearned revenue	$12,178	$12,646

Note 5 – Stockholders’ Equity

Share Repurchases

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.0 billion tender offer that was completed on August 17, 2006 and authorization for up to an additional $20.0 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.0 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of December 31, 2007, approximately $8.7 billion remained of the $36.2 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice.

We repurchased the following shares of common stock under the above-described repurchase plans:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2007	2006	2007	2006
Shares of common stock repurchased	120	205	200	491
Value of common stock repurchased	$4,081	$6,037	$6,429	$12,989

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount		Payment Date
			(in millions)
(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,034		December 13, 2007
December 19, 2007	$0.11	February 21, 2008	$1,026	(1)	March 13, 2008

(Fiscal year 2007)
September 13, 2006	$0.10	November 16, 2006	$979		December 14, 2006
December 20, 2006	$0.10	February 15, 2007	$977		March 8, 2007

(1)	This dividend was included in other current liabilities on our balance sheet as of December 31, 2007.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 6 – Investment Income and Other

Components of investment income and other were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2007	2006	2007	2006
Dividends and interest	$206	$316	$445	$685
Net recognized gains on investments	87	103	238	466
Net gains/(losses) on derivatives	48	(75)	84	(231)
Other	(2)	(11)	(130)	(20)

Investment income and other	$339	$333	$637	$900

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

The changes in our aggregate product warranty liabilities, which are included in other current liabilities and other long-term liabilities on our balance sheets, were as follows:

(In millions)	Amount
Balance at July 1, 2007	$850
Accruals for warranties issued	82
Adjustments to pre-existing warranties	11
Settlements of warranty claims	(86)

Balance at September 30, 2007	$857

Accruals for warranties issued	188
Adjustments to pre-existing warranties	5
Settlements of warranty claims	(189)

Balance at December 31, 2007	$861

Note 8 – Contingencies

Government competition law matters. In March 2004, the European Commission issued a competition law decision that, among other things, ordered us to license certain Windows server protocol technology to our competitors. In March 2007, the European Commission issued a statement of objections claiming that the pricing terms we proposed for licensing the technology as required by the March 2004 decision were “not reasonable.” Following additional steps we took to address these concerns, the Commission announced on October 22, 2007 that we were in compliance with the March 2004 decision and that no further penalty should be imposed as from that date. The maximum amount of the potential fine for violation of the March 2004 decision as of October 22, 2007 was €1.5 billion. On January 14, 2008, the European Commission announced that it was

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

opening two new competition law investigations. These investigations appear to relate primarily to interoperability with respect to our Microsoft Office family of products and the inclusion of various capabilities in our Windows operating system software, including Web browsing software. These investigations were precipitated by complaints filed with the Commission by a trade association of Microsoft’s competitors and a firm that offers Web browsing software.

We are subject to a Consent Decree and Final Judgment that resolved lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions. The Consent Decree imposed various constraints on our Windows operating system businesses. Portions of the Consent Decree are scheduled to expire on January 31, 2008 and we voluntarily agreed to extend expiration of other elements of the Consent Decree to November 2009. In October 2007, some states filed a motion with the U.S. District Court for the District of Columbia seeking to have most of the provisions of the Final Judgment in the action to which they are party extended for five years. This motion is pending. The U.S. Department of Justice and other states advised the Court that they will not seek any extension of the Final Judgments to which they are party.

In other ongoing investigations, various foreign governments and several state attorneys general have requested information from us concerning competition, privacy, and security issues.

Antitrust, unfair competition, and overcharge class actions. A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state, federal, and Canadian courts on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products. We obtained dismissals of damages claims of indirect purchasers under federal law and in 15 states. Courts refused to certify classes in two additional states. We have reached agreements to settle all claims that have been made to date in 19 states.

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

The settlements in all states have received final court approval. Cases in Arizona, Mississippi and Canada have not been settled. We estimate the total cost to resolve all of these cases will range between $1.7 billion and $1.9 billion. The actual cost depends on factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims. At December 31, 2007, we have recorded a liability related to these claims of approximately $1.0 billion, which reflects our estimated exposure of $1.7 billion less payments made to date of approximately $665 million, mostly for administrative expenses, vouchers, and legal fees.

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

In Z4 Technologies, Inc. v. Microsoft, filed in U.S. District Court in Texas in September 2004, the plaintiff alleged that Microsoft product activation functionality used in certain products (including versions of Windows and Office) infringe its patents. In April 2006, the jury rendered a $115 million verdict against us, and the trial court enhanced damages by $25 million due to a finding of willful infringement. The court declined to award a permanent injunction. We have been selling additional units of allegedly infringing products and thus incurring potential additional liability. The court of appeals affirmed the trial court’s judgment, but we are seeking a rehearing by the court of appeals.

In Veritas Operating Corporation v. Microsoft, filed in U.S. District Court in Washington in May 2006, a subsidiary of Symantec filed an action asserting trade secret misappropriation, breach of contract, and patent infringement relating to certain storage technologies. The case is scheduled for trial in May 2008.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

As of December 31, 2007, we had accrued aggregate liabilities of approximately $840 million in other current liabilities and approximately $660 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could be up to $4.1 billion in aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effects become reasonably estimable.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment revenue and operating income/(loss) was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2007	2006	2007	2006
Revenue
Client	$4,238	$2,669	$8,283	$5,975
Server and Tools	3,284	2,847	6,186	5,343
Online Services Business	863	625	1,534	1,161
Microsoft Business Division	4,814	3,512	8,921	6,944
Entertainment and Devices Division	3,060	2,968	4,988	3,978
Unallocated and other	108	(79)	217	(48)

Consolidated	$16,367	$12,542	$30,129	$23,353

Operating income/(loss)
Client	$3,243	$1,929	$6,488	$4,599
Server and Tools	1,132	986	2,016	1,787
Online Services Business	(248)	(116)	(510)	(232)
Microsoft Business Division	3,140	2,146	5,801	4,387
Entertainment and Devices Division	334	(306)	470	(430)
Reconciling amounts	(1,120)	(1,167)	(1,866)	(2,165)

Consolidated	$6,481	$3,472	$12,399	$7,946

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Significant reconciling items were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2007	2006	2007	2006
Summary of reconciling amounts:
Corporate-level activity (1)	$(1,346)	$(1,079)	$(2,353)	$(2,022)
Stock-based compensation expense	129	(4)	315	(61)
Revenue reconciling amounts	88	(85)	183	(87)
Other	9	1	(11)	5

Total	$(1,120)	$(1,167)	$(1,866)	$(2,165)

(1)	Corporate-level activity excludes stock-based compensation expense and revenue reconciling amounts presented separately in those line items.

Note 10 – Acquisitions

On August 10, 2007, we acquired all the outstanding shares of aQuantive, Inc. (“aQuantive”) for $5.9 billion, which was paid primarily in cash. Headquartered in Seattle, Washington, aQuantive is a digital marketing business that we expect will play a key role in the future development of our Online Services Business. We also believe the acquisition will help us build and support next-generation advertiser and publisher solutions in environments such as cross media planning, video-on-demand, and internet protocol television. The company was consolidated into our results of operations starting August 10, 2007, the acquisition date.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

(In millions)	aQuantive as of August 10, 2007
Cash and cash equivalents	$342
Accounts receivable, net	273
Other current assets	6
Property, plant and equipment	50
Intangible assets	939
Goodwill	5,261
Deferred income taxes	109
Other long-term assets	6

Total assets acquired	$6,986
Accrued compensation	37
Other current liabilities	683
Deferred income taxes	338
Other long-term liabilities	71

Total liabilities assumed	$1,129

Net assets acquired	$5,857

As a result of this acquisition, we recorded $5.3 billion of goodwill in our Online Services Business segment. Of the $939 million of acquired intangible assets, $24 million was assigned to in-process research and

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

development assets and was expensed during the first quarter. The remaining acquired intangible assets include $476 million of customer relationships with a weighted average life of six years, $327 million of technology-based intangible assets with a weighted average life of four years, and $112 million of other intangible assets with a weighted average life of five years.

In addition to aQuantive, we acquired nine other entities during the six months ended December 31, 2007 for total consideration of $394 million which was paid primarily in cash. All of the entities were consolidated within Microsoft starting on their respective acquisition dates. Pro forma results of operations have not been presented because the effects of all of these acquisitions, individually and in aggregate, were not material to our consolidated results of operations.

Note 11 – Goodwill

(In millions)	Balance as of July 1, 2007	Acquisitions /purchase accounting adjustments	Balance as of September 30, 2007	Acquisitions /purchase accounting adjustments	Balance as of December 31, 2007
Client	$77	$—	$77	$—	$77
Server and Tools	580	70	650	5	655
Online Services Business	552	5,330	5,882	41	5,923
Microsoft Business Division	3,132	—	3,132	93	3,225
Entertainment and Devices Division	419	(9)	410	19	429

Total	$4,760	$5,391	$10,151	$158	$10,309

During the six months ended December 31, 2007, we recorded $5.5 billion of goodwill resulting from the ten acquisitions described in Note 10 – Acquisitions. None of the amount recorded as goodwill is expected to be deductible for tax purposes. The purchase price allocation for all of the acquisitions is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities become available. Any change in the fair value of the net assets of the acquired company will change the amount of the purchase price allocable to goodwill.

Note 12 – Intangible Assets

The components of finite-lived intangible assets were as follows:

	December 31, 2007			June 30, 2007
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Contract-based	$996	$(760)	$236	$988	$(727)	$261
Technology-based	1,324	(517)	807	916	(407)	509
Marketing-related	161	(49)	112	57	(39)	18
Customer-related	635	(73)	562	122	(32)	90

Total	$3,116	$(1,399)	$1,717	$2,083	$(1,205)	$878

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was $112 million for the three months and $214 million for the six

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

months ended December 31, 2007 as compared to $52 million for the three months and $90 million for the six months ended December 31, 2006. The estimated future amortization expense related to intangible assets as of December 31, 2007 is expected to be $244 million for the remainder of fiscal year 2008, $456 million for fiscal year 2009, $400 million for fiscal year 2010, $309 million for fiscal year 2011, and $308 million for fiscal year 2012 and thereafter.

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

Adopting FIN 48 had the following impact on our financial statements: increased current assets by $228 million, long-term assets by $1.1 billion, long-term liabilities by $2.1 billion, and our retained deficit by $395 million; and decreased our income taxes payable by $394 million. As of July 1, 2007, we had $7.1 billion of unrecognized tax benefits of which $5.3 billion, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007 we had accrued interest related to uncertain tax positions of $863 million, net of federal income tax benefit, on our balance sheet. Other long-term liabilities related to tax contingencies were $7.7 billion as of December 31, 2007 and $5.1 billion as of June 30, 2007.

We are currently under audit by the Internal Revenue Service for tax years 2000 through 2006. It is reasonably possible that the total amount of unrecognized tax benefits may be reduced within the next 12 months as a result of ongoing discussions we are having with the Internal Revenue Service in connection with the audit of the years 2000 through 2003. In these discussions, we expect to settle certain issues resulting in a reduction of unrecognized tax benefits of approximately $1.1 billion; however, we are unable to determine an estimated range for the resolution of other issues at this time.

We are subject to income tax in many jurisdictions outside the United States, none of which are individually material to our financial position, statement of cash flows, or results of operations.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $9.5 billion as of December 31, 2007 and $6.1 billion as of June 30, 2007, primarily resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the United States. The amount of unrecognized deferred tax liabilities associated with these temporary differences was $2.8 billion as of December 31, 2007 and $1.8 billion as of June 30, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of December 31, 2007, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended December 31, 2007 and 2006. These interim financial statements are the responsibility of the Corporation’s management.

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
January 24, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

All growth and percentage comparisons refer to the three or six months ended December 31, 2007, as compared with the three or six months ended December 31, 2006, unless otherwise noted.

Summary

(In millions, except per share amounts and percentages)	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
	2007	2006		2007	2006
Revenue	$16,367	$12,542	30%	$30,129	$23,353	29%
Operating income	$6,481	$3,472	87%	$12,399	$7,946	56%
Diluted earnings per share	$0.50	$0.26	92%	$0.95	$0.61	56%

For the three and six months ended December 31, 2007, revenue growth was impacted by the deferral of revenue during the first half of fiscal year 2007 from the Express Upgrade to Windows Vista and Microsoft Office Technology Guarantee programs and pre-shipments of Windows Vista and the 2007 Microsoft Office system. Revenue growth for the three months ended December 31, 2007 was driven primarily by licensing of Windows Vista and the 2007 Microsoft Office system, which were made available to consumers in January 2007, and increased revenue associated with Windows Server and SQL Server. Revenue growth for the six months ended December 31, 2007 was driven primarily by licensing of Windows Vista and the 2007 Microsoft Office system, increased Xbox console and game sales, and increased revenue associated with Windows Server and SQL Server. Revenue from licensing of Windows Vista and the 2007 Microsoft Office system reflects growth in our OEM channel and growth from volume licensing. Foreign currency exchange rates accounted for a $410 million or three percentage point increase in revenue during the three months and a $615 million or three percentage point increase during the six months ended December 31, 2007.

Operating income growth for the three months ended December 31, 2007 was driven primarily by the increased revenue, partially offset by increased headcount-related expenses, increased sales and marketing expenses, and increased costs for legal settlements and legal contingencies. During the quarter, we incurred $237 million in legal charges as compared with $111 million in legal charges during the three months ended December 31, 2006. Operating income growth for the six months ended December 31, 2007 was driven primarily by the increased revenue, partially offset by increased cost of revenue, increased headcount-related expenses, and increased sales and marketing expenses. Total headcount-related expenses increased 13% during the three months and 10% during the six months ended December 31, 2007, driven by a 12% increase in headcount over the past twelve months and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

Worldwide macroeconomic factors have a strong correlation to business and consumer demand for our software, services, games, and Internet service offerings. While we are monitoring the changing economic conditions, we continue to expect double-digit revenue growth. We estimate worldwide PC shipments will grow 11% to 13%. We expect a continued favorable impact from changes in year-over-year foreign currency exchange rates in fiscal year 2008. We expect our operating income growth rate to continue to exceed our revenue growth rate in fiscal year 2008.

SEGMENT PRODUCT REVENUE/OPERATING INCOME/(LOSS)

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

Client

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Revenue	$4,335	$2,586	68%	$8,473	$5,893	44%
Operating income	$3,358	$1,838	83%	$6,727	$4,485	50%

Client offerings consist of premium edition and standard Windows operating systems. Premium offerings are those that include additional functionality and are sold at a price above our standard versions. Premium offerings include Windows XP Professional, XP Media Center Edition, XP Tablet PC Edition, Vista Business, Vista Home Premium, Vista Ultimate, and Vista Enterprise. Standard Windows operating systems include Windows XP Home and Windows Vista Home Basic. Client revenue growth correlates with the growth of purchases of PCs from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for approximately 80% of total Client revenue. The differences between unit growth rates and revenue growth rates from year to year are affected by changes in the mix of OEM Windows operating systems licensed with premium edition operating systems as a percentage of total OEM Windows operating systems licensed (“OEM premium mix”), changes in the geographical mix, and changes in the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders.

Client revenue increased during the three and six months ended December 31, 2007, primarily reflecting licensing of Windows Vista. During the second quarter of fiscal year 2007, we deferred approximately $1.1 billion of revenue and during the first half of fiscal year 2007, we deferred approximately $1.2 billion of revenue pending the January 2007 release of Windows Vista to consumers. During the three months ended December 31, 2007, OEM revenue increased $1.7 billion or 80% driven by 18% growth in OEM license units. During the six months ended December 31, 2007, OEM revenue increased $2.4 billion or 48%, driven by 19% growth in OEM license units. Revenue from commercial and retail licensing of Windows operating systems increased $92 million or 18% during the three months and $218 million or 21% during the six months ended December 31, 2007, primarily due to strong sales from Enterprise Agreements and anti-piracy efforts in Russia, China, and other emerging markets. The OEM premium mix increased eight percentage points to 75% compared with the second quarter of last year and 12 percentage points to 75% compared to the first half of last year, driven by increased consumer premium mix. Based on our estimates, total worldwide PC shipments from all sources grew 14% to 16% from the second quarter of the previous year and 13% to 15% from the first half of the previous year driven by demand in both emerging and mature markets.

Client operating income increased during the three and six months ended December 31, 2007, reflecting the increased revenue, partially offset by increased cost of revenue and increased sales and marketing expenses. Cost of revenue increased $89 million or 54% during the three months and $193 million or 70% during the six months ended December 31, 2007, driven by Windows Vista product costs. Sales and marketing expenses increased $78 million or 22% during the three months and $157 million or 27% during the six months ended December 31, 2007, primarily reflecting increased headcount-related expenses associated with our corporate sales force. Headcount-related expenses increased 38% during the three months and 4% during the six months ended December 31, 2007.

For the remainder of fiscal year 2008, we expect continued strength in OEM revenue growth, in line with strength in the PC market. We expect PC shipments to grow 11% to 13% for fiscal year 2008. We believe that PC unit growth rates will be higher in the consumer segment than in the business segment and higher in emerging markets than in mature markets.

Server and Tools

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Revenue	$3,278	$2,843	15%	$6,178	$5,339	16%
Operating income	$1,172	$981	19%	$2,132	$1,751	22%

Server and Tools offerings consist of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, and other server products. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server and Tools concentrates on licensing products, applications, tools, content, and services that make information technology professionals and developers more productive and efficient. We use multiple channels for licensing, including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. We sell licenses both as one-time licenses and as multi-year volume licenses.

Server and Tools revenue increased during the three and six months ended December 31, 2007, reflecting growth in both product and services revenue. Server and server application revenue (including CAL revenue) and developer tools, training, and certificate revenue increased $289 million or 12% during the three months and $551 million or 13% during the six months ended December 31, 2007, primarily driven by growth in new and recurring volume licensing of Windows Server and SQL Server products and reflects broad adoption of the Windows Platform and applications. Consulting, Premier and Professional product support services revenue increased $146 million or 28% during the three months and $288 million or 30% during the six months ended December 31, 2007, primarily due to higher demand for consulting and support services in corporate enterprises. Foreign currency exchange rates accounted for a $111 million or four percentage point increase in revenue for the three months and $177 million or four percentage point increase in revenue for the six months ended December 31, 2007.

Server and Tools operating income increased for the three and six months ended December 31, 2007, primarily reflecting the increased revenue, partially offset by increased sales and marketing expenses and cost of revenue for services. Sales and marketing expenses increased $102 million or 12% during the three months and $235 million or 15% during the six months ended December 31, 2007, primarily reflecting increased headcount-related expenses associated with our corporate sales force. Cost of revenue increased $93 million or 18% during the three months and $169 million or 16% during the six months ended December 31, 2007, reflecting the growth in services provided. Headcount-related expenses increased 9% during the three months and 6% during the six months ended December 31, 2007, driven by an 11% increase in headcount over the past twelve months and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

For the remainder of fiscal year 2008, we expect continued growth in both product and services revenue. We expect product revenue growth from platform adoption through new and renewal volume licensing growth coupled with our new product offerings.

Online Services Business

(In millions, except percentages)	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
	2007	2006		2007	2006
Revenue	$863	$625	38%	$1,534	1,161	32%
Operating loss	$(245)	$(118)	(108)%	$(510)	(236)	(116)%

Online Services Business (“OSB”) provides personal communications services, such as e-mail and instant messaging, online information offerings, such as Live Search, and the MSN portals and channels around the world. OSB also provides a variety of online services such as MSN Internet Access and MSN Premium Web Services. We earn revenue primarily from online advertising, including search, home page, email, and messaging services, from consumers and partners through subscriptions and transactions generated from online paid services, and from MSN narrowband Internet access subscribers. We continue to launch new online initiatives and expect to do so in the future. During the first quarter of fiscal year 2008, we launched a new release of Windows Live Search, and during the second quarter of fiscal year 2008, we launched the Windows Live suite of applications and services.

During the first quarter of fiscal year 2008, we completed our acquisition of aQuantive, Inc. (“aQuantive”), a digital marketing business which we expect will play a key role in the future development of our advertising business. aQuantive earns revenue from online advertising and from digital marketing and advertising agency services. We believe the acquisition will help us build and support next-generation advertiser and publisher solutions in environments such as cross-media planning, video-on-demand, and internet protocol television. aQuantive was consolidated into our results of operations starting August 10, 2007, the acquisition date.

OSB revenue increased during the three and six months ended December 31, 2007 driven primarily by increased online advertising revenue and the inclusion of aQuantive revenue, partially offset by decreased access revenue. Online advertising revenue increased $170 million or 38% to $623 million during the three months and $286 million or 35% to $1.1 billion during the six months ended December 31, 2007. This increase reflects growth in our existing online advertising business and includes aQuantive online advertising revenue of $52 million during the three months and $81 million during the six months ended December 31, 2007. Agency revenue, which is solely derived from aQuantive, was $102 million during the three months and $153 million during the six months ended December 31, 2007. Access revenue was $67 million for the three months and $137 million for the six months ended December 31, 2007, reflecting decreases of 26% and 29%, respectively. As of December 31, 2007, we had approximately 427 million Windows Live IDs compared with 352 million as of the same period last year.

OSB operating loss increased during the three and six months ended December 31, 2007 driven primarily by increased cost of revenue and increased sales and marketing expenses, partially offset by the increased revenue. OSB operating loss for the quarter ended December 31, 2007 included $46 million of amortization of intangible assets acquired from aQuantive, and OSB operating loss for the six months ended December 31, 2007 includes $76 million of intangible assets amortization and a $24 million in-process research and development write-off. Cost of revenue increased $218 million or 82% during the three months and $369 million or 73% during the six months ended December 31, 2007 primarily driven by increased data center costs, online content expenses, and aQuantive-related expenses. Sales and marketing expenses increased $92 million or 43% during the three months and $161 million or 43% during the six months ended December 31, 2007, primarily due to increased marketing costs and amortization of customer-related intangible assets. Headcount-related expenses increased 23% during the three months and 15% during the six months ended December 31, 2007, driven by a 22% increase in headcount over the past twelve months and an increase in salaries and benefits for existing headcount.

For the remainder of fiscal year 2008, we expect continued growth in online advertising revenue as the portals, channels, and communications services continue to expand globally and the overall Internet advertising market continues to expand. Online advertising revenue is expected to benefit from our acquisition of aQuantive while revenue from narrowband Internet Access is expected to continue to decline. For the remainder of fiscal year 2008, we expect operating expenses to increase as we continue to invest in our long-term strategy. We believe these investments will lay the groundwork for future growth.

Microsoft Business Division

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Revenue	$4,811	$3,513	37%	$8,922	$6,941	29%
Operating income	$3,185	$2,152	48%	$5,879	$4,391	34%

Microsoft Business Division (“MBD”) offerings consist of the Microsoft Office system and Microsoft Dynamics business solutions. Microsoft Office system products are designed to increase personal, team, and organization productivity through a range of programs, services, and software solutions. Growth of revenue from the Microsoft Office system offerings, which generate over 90% of MBD revenue, depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other information worker areas such as enterprise content management, collaboration, unified communications, and business intelligence. Microsoft Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises. We evaluate our results based upon the nature of the end user in two primary parts: business revenue which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue and consumer revenue, which includes revenue from retail packaged product sales and OEM revenue.

MBD revenue increased during the three and six months ended December 31, 2007, primarily reflecting licensing of the 2007 Microsoft Office system and the fiscal year 2007 second quarter revenue deferral of approximately $500 million as a result of the Microsoft Office Technology Guarantee program. Business revenue increased $706 million or 23% during the three months and $1.4 billion or 24% during the six months ended December 31, 2007, primarily as a result of growth in volume licensing agreement revenue and strong transactional license sales to businesses. The increase in business revenue also included a 26% increase in Microsoft Dynamics customer billings during the three months and a 24% increase during the six months ended December 31, 2007. Consumer revenue increased $592 million or 153% during the three months and $620 million or 53% during the six months ended December 31, 2007, primarily reflecting the technology guarantee deferral of approximately $500 million discussed above. Foreign currency exchange rates accounted for a $170 million or five percentage point increase in revenue during the three months and a $263 million or four percentage point increase in revenue during the six months ended December 31, 2007.

MBD operating income increased for the three and six months ended December 31, 2007, reflecting the increased revenue, partially offset by increased sales and marketing expenses, cost of revenue, and research and development expenses. Sales and marketing expenses increased $159 million or 19% during the three months and $312 million or 20% during the six months ended December 31, 2007, primarily reflecting increased headcount-related expenses associated with our corporate sales force. Cost of revenue increased $47 million or 26% during the three months and $97 million or 28% during the six months ended December 31, 2007, primarily driven by an increase in online costs reflecting the April 2007 acquisition of Tellme Networks. Research and development expenses increased $52 million or 17% during the three months and $74 million or 12% during the six months ended December 31, 2007, primarily reflecting increased headcount-related expenses. Headcount-related expenses increased 9% during the three months and 4% during the six months ended December 31, 2007, driven by a 6% increase in headcount over the past twelve months and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

For the remainder of fiscal year 2008, we expect revenue to continue to increase over the prior year due to the strong performance of the 2007 Microsoft Office system. We continue to develop plans to grow revenue in new areas such as unified communications and through our existing portfolio of Microsoft Dynamics products.

Entertainment and Devices Division

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Revenue	$3,060	$2,969	3%	$4,989	$3,980	25%
Operating income/(loss)	$357	$(302)	*	$524	$(423)	*

*	Not meaningful

The Entertainment and Devices Division (“EDD”) products include the Xbox 360 platform (which includes the Microsoft Xbox video game console system, Xbox 360 video games, Xbox Live, and Xbox 360 accessories), PC games, consumer software and hardware products, the Zune digital music and entertainment platform, Mediaroom (our internet protocol television software), the Windows Mobile software platform, the Windows Embedded device operating system, and Windows Automotive. The success of video game consoles is determined by console innovation and quality, the portfolio of video game content for the console, online offerings, and the market share of the console. We believe that the functionality of the Xbox 360 console, games portfolio, and online offerings are well positioned relative to competitive consoles.

EDD revenue increased during the three and six months ended December 31, 2007, primarily due to increased Xbox 360 platform sales. During the three months ended December 31, 2007, Xbox platform and PC game revenue increased $115 million or 5% primarily as a result of increased Xbox 360 video game sales, Xbox Live revenue, and Xbox 360 accessory sales, partially offset by decreased Xbox 360 console sales. Xbox platform and PC game revenue increased $1.0 billion or 35% during the six months ended December 31, 2007, as a result of increased Xbox 360 console sales, video game sales led by Halo 3, Xbox Live revenues, and Xbox 360 accessory sales. We shipped 4.3 million and 6.1 million Xbox 360 consoles in the second quarter and first half of fiscal year 2008, respectively, as compared to 4.4 million and 5.4 million Xbox 360 consoles in the second quarter and first half of fiscal year 2007, respectively.

EDD operating income increased during the three months ended December 31, 2007, primarily due to the increased revenue, decreased cost of revenue, and decreased sales and marketing expenses. Cost of revenue decreased $523 million or 22% during the three months ended December 31, 2007, primarily driven by decreased Xbox 360 manufacturing costs. Sales and marketing expenses decreased $81 million or 16%, reflecting a decline in Xbox 360 platform marketing expenses. EDD operating income increased during the six months ended December 31, 2007, primarily due to the increased revenue. Headcount-related expenses increased 17% and 14% during the three and six months ended December 31, 2007, respectively, reflecting a 4% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

For the remainder of fiscal year 2008, we expect revenue to increase due to increased sales of Xbox 360 consoles and related games, accessories, and services. Revenue from existing mobility and embedded devices is expected to increase due to unit volume increases of Windows Mobile software driven by increased market demand for phone-enabled devices and Windows Embedded operating systems.

Corporate-Level Activity

	Three months ended December 31,		Percentage Change	Six months ended December 31,		Percentage Change
(In millions, except percentages)	2007	2006		2007	2006
Corporate-level results	$(1,346)	$(1,079)	(25)%	$(2,353)	$(2,022)	(16)%

Certain corporate-level results are not allocated to our segments. Those results include expenses related to corporate operations related to broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies.

Corporate-level expenses increased for the three months ended December 31, 2007, primarily reflecting increased costs for legal settlements and legal contingencies, increased headcount-related expenses, and increased consulting and professional fees. Corporate-level expenses increased for the six months ended December 31, 2007, primarily reflecting increased headcount-related expenses, increased consulting and professional fees, and increased costs for legal settlements and legal contingencies, partially offset by decreased costs for corporate advertising. We incurred $237 million of legal charges during the three months and $277 million during the six months ended December 31, 2007, compared with $111 million of legal charges during the three months and $198 million during the six months ended December 31, 2006. Headcount-related expenses increased 10% during the three months and 12% during the six months ended December 31, 2007, driven by a 6% increase in headcount over the past twelve months, an increase in salaries and benefits for existing headcount, and an increase in stock-based compensation.

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	Three months ended December 31,		Percentage Change		Six months ended December 31,		Percentage Change
	2007	2006			2007	2006
Cost of revenue	$3,543	$3,620	(2)%		$6,218	$5,316	17%
As a percent of revenue	22%	29%	(7	)ppt	21%	23%	(2	)ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, warranty costs, inventory write-downs, and costs associated with the delivery of consulting services. Cost of revenue decreased during the three months ended December 31, 2007, reflecting decreased Xbox manufacturing costs, offset by increased OSB data center costs and online costs, increased costs associated with the growth in consulting services, and increased Windows Vista product costs. Cost of revenue increased during the six months ended December 31, 2007, primarily driven by increased OSB data center costs and online costs, increased Windows Vista product costs, and increased costs associated with the growth in consulting services.

Research and Development

(In millions, except percentages)	Three months ended December 31,		Percentage Change		Six months ended December 31,		Percentage Change
	2007	2006			2007	2006
Research and development	$1,885	$1,637	15%		$3,722	$3,423	9%
As a percent of revenue	12%	13%	(1	)ppt	12%	15%	(3	)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. The increase in research and development expenses for the three and six months ended December 31, 2007 was primarily driven by an increase in headcount-related expenses of 14% during the three months and 7% during the six months ended December 31, 2007, reflecting a 7% increase in headcount over the past twelve months and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

Sales and Marketing

(In millions, except percentages)	Three months ended December 31,		Percentage Change		Six months ended December 31,		Percentage Change
	2007	2006			2007	2006
Sales and marketing	$3,392	$2,999	13%		$6,006	$5,190	16%
As a percent of revenue	21%	24%	(3	)ppt	20%	22%	(2	)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased during the three and six months ended December 31, 2007, primarily as a result of increased headcount-related expenses. Headcount-related expenses increased 14% during the three months and 13% during the six months ended December 31, 2007, reflecting both an increase in salaries and benefits for existing headcount and a 7% increase in headcount over the past twelve months, partially offset by decreased stock-based compensation expense.

General and Administrative

(In millions, except percentages)	Three months ended December 31,		Percentage Change		Six months ended December 31,		Percentage Change
	2007	2006			2007	2006
General and administrative	$1,066	$814	31%		$1,784	$1,478	21%
As a percent of revenue	7%	6%	1	ppt	6%	6%	—	ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative costs increased for the three and six months ended December 31, 2007, primarily reflecting increased costs for legal settlements and legal contingencies and increased consulting and professional fees. We incurred $237 million of legal charges during the three months and $277 million during the six months ended December 31, 2007, compared with $111 million of legal charges during the three months and $198 million during the six months ended December 31, 2006. Headcount-related expenses increased 7% during the three months and 5% during the six months ended December 31, 2007, reflecting a 12% increase in headcount over the past twelve months, an increase in salaries and benefits for existing headcount, and an increase in stock-based compensation expense.

INVESTMENT INCOME, INCOME TAXES, AND OTHER

Investment Income and Other

The components of investment income and other were as follows:

(In millions)	Three Months Ended December 31,		Change	Six Months Ended December 31,		Change
	2007	2006		2007	2006
Dividends and interest	$206	$316	$(110)	$445	$685	$(240)
Net recognized gains on investments	87	103	(16)	238	466	(228)
Net gains/(losses) on derivatives	48	(75)	123	84	(231)	315
Other	(2)	(11)	9	(130)	(20)	(110)

Investment income and other	$339	$333	$6	$637	$900	$(263)

During the three and six months ended December 31, 2007, dividends and interest income decreased, reflecting a reduction in the average balance of interest-bearing investments coupled with lower interest rates on our fixed-income investments. Net recognized gains on investments include other-than-temporary impairments of $54 million in the three months ended December 31, 2007 and $69 million in the six months ended December 31, 2007. During the six months ended December 31, 2007, net recognized gains on investments decreased primarily due to lower gains on sales of fixed-income and equity investments coupled with higher other-than-temporary impairments.

During the three and six months ended December 31, 2007, net derivative gains increased primarily due to net gains on equity, interest rate and commodity derivatives during the current fiscal year compared with net losses in the prior year. We use derivative instruments to manage exposures to interest rates, equity prices, and foreign currency markets and to facilitate portfolio diversification. Gains and losses arising from derivatives not designated as accounting hedges are in large part economically offset by unrealized losses and gains, respectively, in the underlying securities, which are recorded as a component of other comprehensive income. Commodity derivatives are held for the purpose of portfolio diversification. Net losses related to foreign currency contracts relate primarily to changes in time value of options used to hedge anticipated foreign currency revenues. Additionally, net gains and losses on foreign currency contracts include the changes in the fair value of derivatives used as economic hedges. These gains and losses are partially offset economically by unrealized losses and gains, respectively, in the underlying assets, which are included in other comprehensive income. Other of $130 million for the six months ended December 31, 2007 includes the correction of several immaterial items from prior periods.

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

Income Taxes

Our effective tax rate was 31% for the three and six months ended December 31, 2007 and 2006.

On July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures.

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

FINANCIAL CONDITION

Cash and cash equivalents and short-term investments totaled $21.1 billion as of December 31, 2007, compared with $23.4 billion as of June 30, 2007. Equity and other investments were $9.4 billion as of December 31, 2007, compared with $10.1 billion as of June 30, 2007. Our investments consist primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S.-dollar-denominated securities, but also includes foreign-denominated securities in order to diversify financial risk. We invest primarily in short-term securities to facilitate rapid deployment for immediate cash needs. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $28.1 billion at December 31, 2007. Our retained deficit is not expected to affect our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

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

The following table outlines the expected recognition of unearned revenue as of December 31, 2007:

(In millions)	Recognition of Unearned Revenue
Three months ended:
March 31, 2008	$4,346
June 30, 2008	3,083
September 30, 2008	1,787
December 31, 2008	1,005
Thereafter	1,957

Unearned revenue	$12,178

See Note 4 – Unearned Revenue (Part I, Item 1).

Cash Flows

Cash flow from operations for the six months ended December 31, 2007 increased $4.3 billion compared with the same period in fiscal year 2007 to $10.4 billion due to increased cash collections from customers reflecting our continued revenue growth along with $1.0 billion from deferred taxes reflecting the tax impact of changes in unearned revenue. Cash used for financing was $5.9 billion in the first half of fiscal year 2008, a decrease of $4.6 billion compared with the same period in fiscal year 2007. The decrease reflects $7.0 billion of common stock repurchases in the six months ended December 31, 2007, compared with $13.5 billion in the first six months of the prior fiscal year, which included the impact of our tender offer on August 17, 2006. This impact was partially offset by a $1.9 billion decrease in proceeds from issuance of common stock reflecting the JPMorgan exercise of approximately 113 million call options for $3.3 billion in December 2006, which was included in the $4.8 billion of common stock issued during the six months ended December 31, 2006, as compared with $3.0 billion in the current year. Cash used for investing was $3.3 billion in the first half of fiscal year 2008 as compared with cash provided from investing of $4.5 billion in the first half of fiscal 2007, a change of $7.8 billion. This change reflects a $5.4 billion increase in cash paid for acquisition of companies, reflecting the purchase of aQuantive in the first quarter of fiscal year 2008, along with a $2.0 billion decrease in cash from combined investment purchases, sales, and maturities.

In January 2008, we announced an offer to purchase all the outstanding shares of Fast Search & Transfer ASA for approximately $1.2 billion in cash. We expect to complete this transaction in the fourth quarter of fiscal year 2008.

We have no material long-term debt. Stockholders’ equity at December 31, 2007 was $34.4 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities, data centers, and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.0 billion tender offer that was completed on August 17, 2006 and authorization for up to an additional $20.0 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.0 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of December 31, 2007, approximately $8.7 billion remained of the $36.2 billion approved repurchase amount.

Our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
			(in millions)
(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,034	December 13, 2007
December 19, 2007	$0.11	February 21, 2008	$1,026	March 13, 2008

(Fiscal year 2007)
September 13, 2006	$0.10	November 16, 2006	$ 979	December 14, 2006
December 20, 2006	$0.10	February 15, 2007	$ 977	March 8, 2007

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

RECENT ACCOUNTING PRONOUNCEMENTS

In December 2007, the FASB issued SFAS No. 141 (revised 2007), Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 would have on our financial statements.

On July 1, 2007, we adopted provisions of FIN 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $395 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle. See Note 13 – Income Taxes (Part I, Item 1).

On July 1, 2007, we adopted Emerging Issues Task Force Issue No. 06-2 (“EITF 06-2”), Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43. EITF 06-2 requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. Upon adoption, we recognized a $17 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008, although early adoption is permitted. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements and have not determined what election we will make.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS No. 157 does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. This statement is effective for us beginning July 1, 2008. In December 2007, the FASB released a proposed FASB Staff Position (FSP FAS 157-b – Effective Date of FASB Statement No. 157) which, if adopted as proposed, would delay the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except those that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We currently are assessing the potential impact that adoption of SFAS No. 157 would have on our financial statements.

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

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (July 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency, interest rate, fixed-income, equity, and commodity price risks. A portion of these risks is hedged, but fluctuations could impact our results of operations, financial position, and cash flows. We hedge a portion of anticipated revenue and accounts receivable exposure to foreign currency fluctuations, primarily with option contracts. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. Fixed-income securities and interest rate derivatives are subject primarily to interest rate risk. The portfolio is diversified and structured to minimize credit risk. Securities held in our equity and other investments portfolio and equity derivatives are subject to price risk, and generally are not hedged. However, we use put-call collars to hedge our price risk on certain equity securities that are held primarily for strategic purposes. Commodity derivatives held for the purpose of portfolio diversification are subject to commodity price risk.

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

The following table sets forth the one-day VaR for substantially all of our positions as of and for the three months ended December 31, 2007, and as of June 30, 2007:

(In millions)	December 31, 2007	June 30, 2007	Three months ended December 31, 2007
Risk Categories			Average	High	Low
Interest rates	$31	$34	$32	$37	$28
Currency rates	72	55	80	96	64
Equity prices	58	60	55	60	49
Commodity prices	6	7	6	7	6

Total one-day VaR for the combined risk categories was $102 million at December 31, 2007 and $95 million at June 30, 2007. The total VaR is 39% less at December 31, 2007, and 39% less at June 30, 2007, than the sum of the separate risk categories in the above table due to the diversification benefit of the overall portfolio.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2007 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 8 – Contingencies (Part I, Item 1) for more information about legal proceedings in which we are involved.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock.

Challenges to our business model may reduce our revenues and operating margins. Our business model has been based upon customers paying a fee to license software that we developed and distributed. Under this license-based software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. In recent years, certain “open source” software business models have evolved into a growing challenge to our license-based software model. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. A number of commercial firms compete with us using an open source business model by modifying and then distributing open source software to end users at nominal cost and earning revenue on complementary services and products. These firms do not have to bear the full costs of research and development for the software. A prominent example of open source software is the Linux operating system. Proponents of open source software continue efforts to convince governments worldwide to mandate the use of open source software in their purchase and deployment of software products. Although we believe our products provide customers with significant advantages in security, productivity, and total cost of ownership, the open source software model continues to pose a significant challenge to our business model. To the extent open source software gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenue and operating margins may decline.

Another development is the software-as-a-service business model, under which companies provide applications, data, and related services over the Internet. Providers use primarily advertising or subscription-based revenue models. Recent advances in computing and communications technologies have made this model viable and enabled the rapid growth of some of our competitors. We are devoting significant resources toward developing our own competing software plus services strategies. It is uncertain whether these strategies will be successful.

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

We may not be able to protect our source code from copying if there is an unauthorized disclosure of source code. Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. Although we license portions of our application and operating system source code to a number of licensees, we take significant measures to protect the secrecy of large portions of our source code. If an unauthorized disclosure of a significant portion of our source code occurs, we could potentially lose future trade secret protection for that source code. This could make it easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase the security risks described in the next paragraph.

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

The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future purchases, or to use competing products. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue. In addition, actual or perceived vulnerabilities may lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand all legal challenges.

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

Lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions were resolved through a Consent Decree that took effect in 2001 and a Final Judgment entered in 2002. These proceedings imposed various constraints on our Windows operating system businesses. These constraints include limits on certain contracting practices, mandated disclosure of certain software program interfaces and protocols, and rights for computer manufacturers to limit the visibility of certain Windows features in new PCs. Although we believe we are in full compliance with these rules, if we fail to comply with them, additional restrictions could be imposed on us that would adversely affect our business.

The European Commission has initiated proceedings against us under European competition law. In 2004, the Commission ordered us to create new versions of Windows that do not include certain multimedia technologies and to provide our competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. The design of these special versions of Windows and the terms on which we make our protocol technology available are closely regulated by the Commission. The Commission’s impact on product design may limit our ability to innovate in Windows in the future, diminish the developer appeal of the Windows platform, and increase our product development costs. The availability of protocol licenses may enable competitors to develop software products that better mimic the functionality of our own products which could result in decreased sales of our products.

Government regulatory actions and court decisions may hinder our ability to provide the benefits of our software to consumers and businesses, thereby reducing the attractiveness of our products and the revenues that come from them. New actions could be initiated at any time, either by these or other governments or private claimants, including with respect to new versions of Windows or other Microsoft products. The outcome of such actions could adversely affect us in a variety of ways, including:

•

We may have to choose between withdrawing products from certain geographies to avoid fines or designing and developing alternative versions of those products to comply with government rulings, which may entail removing functionality that customers want or developers rely on.

•	We may be required to make available licenses to our proprietary protocol technologies on terms that do not reflect their fair market value or do not protect our associated intellectual property.

•	The rulings described above may be cited as a precedent in other competition law proceedings.

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

We make significant investments in new products and services that may not be profitable. We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including Windows Vista, the 2007 Microsoft Office system, Xbox 360, Live Search, Windows Server, Zune, and Windows Live. Investments in new technology are speculative. Commercial success depends on many factors including innovativeness, developer support, and effective distribution and marketing. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Adverse economic conditions may harm our business. Inflation, softness in corporate information technology spending, or other changes in economic conditions that affect demand for computer hardware or software could adversely affect our revenue or our investment portfolio. If demand for PCs, servers, and other computing devices declines significantly, or consumer or corporate spending for such products declines, our revenue will be adversely affected. In addition, our revenue may be unfavorably impacted if customers reduce their purchases of new software products or upgrades because new offerings such as Windows Vista and the 2007 Microsoft Office system are not perceived as providing significant new functionality or other value to prospective purchasers.

We have claims and lawsuits against us that may result in adverse outcomes. We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations, or cash flows, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial position, results of operations, and cash flows also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

We may have additional tax liabilities. We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our income tax provision, net income, or cash flows in the period or periods for which that determination is made.

Our consumer hardware products may experience quality or supply problems. Our hardware products such as the Xbox 360 console are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. We obtain some components of our hardware devices from sole suppliers. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Either component shortages or excess or obsolete inventory may require us to record charges to cost of revenue. Xbox 360 consoles are assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenues and operating margins.

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

Catastrophic events or geo-political conditions may disrupt our business. A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services or performing other mission-critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers.

Acquisitions and joint ventures may have an adverse effect on our business. We expect to continue making acquisitions or entering into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition.

Improper disclosure of personal data could result in liability and harm our reputation. We store and process large amounts of personally identifiable information. It is possible that our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products also enable our customers to store and process personal data. Perceptions that our products do not adequately protect the privacy of personal information could inhibit sales of our products.

Other risks that may affect our business. Other factors that may affect our performance may include sales channel disruption, such as the bankruptcy of a major distributor, and our ability to implement operating cost structures that align with revenue growth.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)

October 1, 2007 – October 31, 2007	8,378,300	$29.74	8,378,300	$12,540
November 1, 2007 – November 30, 2007	95,837,252	34.24	95,837,252	$9,258
December 1, 2007 – December 31, 2007	15,399,210	35.72	15,399,210	$8,708

	119,614,762		119,614,762

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.0 billion tender offer that was completed on August 17, 2006 and authorization for up to an additional $20.0 billion ongoing share repurchase program that expires on June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.0 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. The repurchase program may be suspended or discontinued at any time without prior notice. During the second quarter of fiscal year 2008, we repurchased 120 million shares for $4.1 billion under the plans described in this paragraph. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on November 13, 2007.

The following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Against	Abstain
William H. Gates III	8,012,136,106	109,572,915	16,105,883
Steven A. Ballmer	8,005,405,328	114,646,475	17,763,101
James I. Cash Jr.	8,001,438,411	111,866,387	24,510,106
Dina Dublon	8,025,642,932	90,639,073	21,532,899
Raymond V. Gilmartin	8,022,477,056	93,385,362	21,952,486
Reed Hastings	8,028,115,383	87,954,132	21,745,389
David F. Marquardt	7,989,340,239	123,300,324	25,174,341
Charles H. Noski	8,027,301,315	88,711,118	21,802,471
Helmut Panke	8,027,175,356	92,595,546	18,044,002
Jon A. Shirley	7,999,566,637	115,434,684	22,813,583

2.	To ratify selection of Deloitte & Touche LLP as the Company’s independent auditor for fiscal year 2007.

For	8,053,422,269
Against	20,624,109
Abstain	63,768,526

The following proposals were not adopted by the margins indicated:

3.	Shareholder proposal to adopt Policies on Internet Censorship.

For	225,816,110
Against	5,501,735,247
Abstain	860,249,522
Broker non-vote	2,813,950,775

4.	Shareholder proposal to establish Board of Directors Committee on Human Rights.

For	234,479,263
Against	5,545,629,079
Abstain	807,692,536
Broker non-vote	2,813,950,776

Item 6. Exhibits

10.18	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the fiscal year 2008 performance period

15	Letter re: unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 3 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 24, 2008	Microsoft Corporation

	By:	/S/ FRANK H. BROD
Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Authorized Officer)