Form 10-Q
period 2008-03-31
MICROSOFT CORP
filed 2008-04-24
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2008

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2008
Common Stock, $0.00000625 par value per share	9,313,292,833 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2008

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except per share amounts)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Revenue	$14,454	$14,398	$44,583	$37,751
Operating expenses:
Cost of revenue	2,514	2,140	8,732	7,456
Research and development	2,035	1,750	5,757	5,173
Sales and marketing	3,155	2,936	9,161	8,126
General and administrative	2,341	983	4,125	2,461

Total operating expenses	10,045	7,809	27,775	23,216

Operating income	4,409	6,589	16,808	14,535
Investment income and other	401	382	1,038	1,282

Income before income taxes	4,810	6,971	17,846	15,817
Provision for income taxes	422	2,045	4,462	4,787

Net income	$4,388	$4,926	$13,384	$11,030

Earnings per share:
Basic	$0.47	$0.51	$1.43	$1.12

Diluted	$0.47	$0.50	$1.41	$1.11

Weighted average shares outstanding:
Basic	9,307	9,725	9,349	9,821

Diluted	9,428	9,862	9,492	9,955

Cash dividends declared per common share	$0.11	$0.10	$0.33	$0.30

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	March 31, 2008	June 30, 2007(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$11,820	$6,111
Short-term investments (including securities pledged as collateral of $2,318 and $2,356)	14,521	17,300

Total cash, cash equivalents, and short-term investments	26,341	23,411
Accounts receivable, net of allowance for doubtful accounts of $147 and $117	9,871	11,338
Inventories	774	1,127
Deferred income taxes	1,721	1,899
Other	2,782	2,393

Total current assets	41,489	40,168
Property and equipment, net	5,516	4,350
Equity and other investments	8,659	10,117
Goodwill	10,346	4,760
Intangible assets, net	1,639	878
Deferred income taxes	1,367	1,389
Other long-term assets	1,731	1,509

Total assets	$70,747	$63,171

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,600	$3,247
Accrued compensation	2,427	2,325
Income taxes	3,765	1,040
Short-term unearned revenue	10,385	10,779
Securities lending payable	2,476	2,741
Other	4,375	3,622

Total current liabilities	27,028	23,754
Long-term unearned revenue	1,754	1,867
Other long-term liabilities	4,411	6,453
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 9,310 and 9,380	63,375	60,557
Retained deficit, including accumulated other comprehensive income of $1,355 and $1,654	(25,821)	(29,460)

Total stockholders’ equity	37,554	31,097

Total liabilities and stockholders’ equity	$70,747	$63,171

(1)	Derived from audited financial statements.

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Operations
Net income	$4,388	$4,926	$13,384	$11,030
Depreciation, amortization, and other noncash items	532	445	1,448	1,059
Stock-based compensation expense	373	321	1,066	1,214
Net recognized gains on investments	(179)	(61)	(500)	(296)
Excess tax benefits from stock-based payment arrangements	(9)	(7)	(111)	(55)
Deferred income taxes	103	981	783	630
Unearned revenue	5,228	4,551	15,044	13,797
Recognition of unearned revenue	(5,368)	(6,121)	(15,701)	(14,436)
Accounts receivable	1,857	1,455	2,077	1,011
Other current assets	(69)	7	141	(350)
Other long-term assets	(1)	(32)	(67)	(431)
Other current liabilities	1,389	772	525	(424)
Other long-term liabilities	(1,162)	54	(562)	645

Net cash from operations	7,082	7,291	17,527	13,394

Financing
Common stock issued	268	784	3,249	5,618
Common stock repurchased	(1,240)	(6,878)	(8,227)	(20,358)
Common stock cash dividends	(1,023)	(976)	(2,995)	(2,853)
Excess tax benefits from stock-based payment arrangements	9	7	111	55
Other	—	—	—	(23)

Net cash used in financing	(1,986)	(7,063)	(7,862)	(17,561)

Investing
Additions to property and equipment	(759)	(461)	(1,964)	(1,444)
Acquisition of companies, net of cash acquired	(138)	(41)	(5,967)	(502)
Purchases of investments	(3,481)	(7,257)	(15,795)	(29,214)
Maturities of investments	462	1,688	1,262	3,847
Sales of investments	2,829	6,264	18,645	32,413
Securities lending payable	309	318	(265)	(86)

Net cash from/(used in) investing	(778)	511	(4,084)	5,014
Effect of exchange rates on cash and cash equivalents	42	13	128	50

Net change in cash and cash equivalents	4,360	752	5,709	897
Cash and cash equivalents, beginning of period	7,460	6,859	6,111	6,714

Cash and cash equivalents, end of period	$11,820	$7,611	$11,820	$7,611

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2008	2007	2008	2007
Common stock and paid-in capital
Balance, beginning of period	$62,528	$61,152	$60,557	$59,005
Common stock issued	224	782	3,259	5,616
Common stock repurchased	(221)	(1,499)	(1,842)	(4,605)
Stock-based compensation expense	373	321	1,066	1,214
Stock option income tax benefits/(deficiencies)	461	71	268	(410)
Other, net	10	—	67	7

Balance, end of period	63,375	60,827	63,375	60,827

Retained deficit
Balance, beginning of period	(28,097)	(24,519)	(29,460)	(18,901)

Cumulative effect of a change in accounting principle – adoption of FIN 48 (1)	—	—	(395)	—
Cumulative effect of a change in accounting principle – adoption of EITF 06-2 (1)	—	—	(17)	—
Net income	4,388	4,926	13,384	11,030
Other comprehensive income:
Net losses on derivative instruments	(78)	(31)	(29)	(59)
Net unrealized investments gains/(losses)	(211)	(41)	(375)	296
Translation adjustments and other	16	25	105	69

Comprehensive income	4,115	4,879	13,085	11,336
Common stock cash dividends	(1,021)	(955)	(3,081)	(2,904)
Common stock repurchased	(818)	(5,259)	(5,953)	(15,385)

Balance, end of period	(25,821)	(25,854)	(25,821)	(25,854)

Total stockholders’ equity	$37,554	$34,973	$37,554	$34,973

(1)	See Note 1 of Notes to Financial Statements.

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

Recently Adopted Accounting Pronouncements

On July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $395 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle. See Note 13 – Income Taxes.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008. We are currently assessing the potential impact that electing fair value measurement would have on our financial statements and have not determined what election we will make.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for us beginning July 1, 2008; FSP 157-2 delays the effective date for certain items to July 1, 2009. We are currently assessing the potential impact that adoption of this statement may have on our financial statements.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 2 – Inventories

Components of inventories were as follows:

(In millions)	March 31, 2008	June 30, 2007
Raw materials	$444	$435
Work in process	66	148
Finished goods	264	544

Inventories	$774	$1,127

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

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions, except earnings per share)	2008	2007	2008	2007
Net income available for common shareholders (A)	$4,388	$4,926	$13,384	$11,030

Weighted average outstanding shares of common stock (B)	9,307	9,725	9,349	9,821
Dilutive effect of employee stock options and awards	121	137	143	134

Common stock and common stock equivalents (C)	9,428	9,862	9,492	9,955

Earnings per share:
Basic (A/B)	$0.47	$0.51	$1.43	$1.12

Diluted (A/C)	$0.47	$0.50	$1.41	$1.11

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

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2008	2007	2008	2007
Shares excluded from calculation of diluted EPS	84	230	79	248
Shared performance stock awards excluded from calculation of diluted EPS	—	10	—	10

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4 – Unearned Revenue

The components of unearned revenue were as follows:

(In millions)	March 31, 2008	June 30, 2007
Volume licensing programs	$9,080	$9,334
Undelivered elements	1,516	1,839
Other	1,543	1,473

Unearned revenue	$12,139	$12,646

Unearned revenue by segment was as follows:

(In millions)	March 31, 2008	June 30, 2007
Client	$2,524	$2,875
Server and Tools	3,890	3,652
Microsoft Business Division	5,253	5,771
Other	472	348

Unearned revenue	$12,139	$12,646

Note 5 – Stockholders’ Equity

Share Repurchases

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.0 billion tender offer that was completed on August 17, 2006 and authorization for up to an additional $20.0 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.0 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of March 31, 2008, approximately $7.7 billion remained of the $36.2 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice.

We repurchased the following shares of common stock under the above-described repurchase plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2008	2007	2008	2007
Shares of common stock repurchased	30	237	230	728
Value of common stock repurchased	$1,020	$6,744	$7,449	$19,746

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
			(in millions)
(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,034	December 13, 2007
December 19, 2007	$0.11	February 21, 2008	$1,023	March 13, 2008
March 17, 2008	$0.11	May 15, 2008	$1,024	June 12, 2008

(Fiscal year 2007)
September 13, 2006	$0.10	November 16, 2006	$979	December 14, 2006
December 20, 2006	$0.10	February 15, 2007	$977	March 8, 2007
March 26, 2007	$0.10	May 17, 2007	$952	June 14, 2007

The estimate of the amount to be paid as a result of the March 17, 2008 declaration was included in other current liabilities on our balance sheet as of March 31, 2008.

Note 6 – Investment Income and Other

Components of investment income and other were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2008	2007	2008	2007
Dividends and interest	$226	$333	$671	$1,018
Net recognized gains/(losses) on investments	(13)	39	225	505
Net gains/(losses) on derivatives	191	22	275	(209)
Other	(3)	(12)	(133)	(32)

Investment income and other	$401	$382	$1,038	$1,282

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The changes in our aggregate product warranty liabilities were as follows:

(In millions)	Three Months Ended March 31, 2008	Nine Months Ended March 31, 2008
Balance, beginning of period	$861	$850
Accrual for warranties issued	64	334
Adjustments to pre-existing warranties	23	39
Settlements of warranty claims	(174)	(449)

Balance, end of period	$774	$774

Note 8 – Contingencies

Government competition law matters. In March 2004, the European Commission issued a competition law decision that, among other things, ordered us to license certain Windows server protocol technology to our competitors. In March 2007, the European Commission issued a statement of objections claiming that the pricing terms we proposed for licensing the technology as required by the March 2004 decision were “not reasonable.” Following additional steps we took to address these concerns, the Commission announced on October 22, 2007 that we were in compliance with the March 2004 decision and that no further penalty should accrue after that date. On February 27, 2008, the Commission issued a fine of €899 million relating to the period prior to October 22, 2007, which is accrued in the accompanying financial statements. On January 14, 2008, the Commission announced that it was opening two new competition law investigations. These investigations relate primarily to interoperability with respect to our Microsoft Office family of products and the inclusion of various capabilities in our Windows operating system software, including Web browsing software. These investigations were precipitated by complaints filed with the Commission by a trade association of Microsoft’s competitors and a firm that offers Web browsing software.

We are subject to a Consent Decree and Final Judgment that resolved lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions. The Consent Decree imposed various constraints on our Windows operating system businesses. Portions of the Consent Decree were scheduled to expire on January 31, 2008; we voluntarily agreed to extend other elements of the Consent Decree to November 2009. In October 2007, some states filed a motion with the U.S. District Court for the District of Columbia seeking to have most of the remaining provisions of the Final Judgment in the action to which they are party extended for five years. The U.S. Department of Justice and other states advised the Court that they would not seek any extension of the Final Judgments to which they are party. On January 29, 2008, the court issued a decision granting the states’ motion to extend these additional provisions of the consent decree until November 2009.

In other ongoing investigations, various foreign governments and several state attorneys general have requested information from us concerning competition, privacy, and security issues.

Antitrust, unfair competition, and overcharge class actions. A large number of antitrust and unfair competition class action lawsuits have been filed against us in various state, federal, and Canadian courts on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products. We obtained dismissals of damages claims of indirect purchasers under federal law and in 15 states. Courts refused to certify classes in two additional states. We have reached agreements to settle all claims that have been made to date in 19 states and the District of Columbia.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The settlements in all states have received final court approval. Cases in Arizona, Mississippi and Canada have not been settled. We estimate the total cost to resolve all of these cases will range between $1.7 billion and $1.9 billion. The actual cost depends on factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims. At March 31, 2008, we have recorded a liability related to these claims of approximately $1.0 billion, which reflects our estimated exposure of $1.7 billion less payments made to date of approximately $700 million, mostly for administrative expenses, vouchers, and legal fees.

Other antitrust litigation and claims. In November 2004, Novell, Inc. filed a complaint in U.S. District Court in Utah, now transferred with other cases to Maryland, asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. Both parties appealed, and in October 2007, the court of appeals affirmed the decision of the trial court, remanding the case to that court for further proceedings.

Patent and intellectual property claims. We are vigorously defending more than 45 patent infringement cases. Microsoft and Alcatel-Lucent are parties to a number of legal proceedings relating to certain patents of each of the companies. Some of these actions began before the merger of Alcatel and Lucent in 2006. For simplicity, we refer to the post-merger entity of Alcatel-Lucent throughout this discussion.

•

In 2003, we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents. Alcatel-Lucent has asserted claims under these patents against computer manufacturers that sell computers with our operating system and application software pre-installed. In February 2007, the jury returned a verdict in Alcatel-Lucent’s favor in the first of a series of patent trials, and awarded $1.5 billion in damages. In September 2007, on our motions for judgment as a matter of law, the trial court overturned the jury verdict and entered orders dismissing plaintiff’s claims on multiple grounds. Alcatel-Lucent has appealed. The trial court previously dismissed Alcatel-Lucent’s claims with respect to a second group of patents and two patents in a third grouping. In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a trial on a consolidated group of video and user interface patents. The jury concluded that Microsoft had infringed two patents and awarded $367 million in damages. Microsoft will seek post-trial relief and, if necessary, will appeal the verdict.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

April 2007, we asserted infringement counterclaims based on four of our patents relating to functionality similar to that accused by Alcatel-Lucent. The trial on all of the patents is set for January 2009.

•

In February 2007, we filed a complaint against Alcatel-Lucent with the International Trade Commission claiming Alcatel-Lucent is infringing four Microsoft patents related to our unified communications technology and seeking to prevent the import into the U.S. of certain Alcatel-Lucent unified communications products. Trial of this matter took place in October 2007. The administrative law judge ruled that Alcatel-Lucent infringed one of the four asserted patents.

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

In Z4 Technologies, Inc. v. Microsoft, filed in U.S. District Court in Texas in September 2004, the plaintiff alleged that Microsoft product activation functionality used in certain products (including versions of Windows and Office) infringes its patents. In April 2006, the jury rendered a $115 million verdict against us, and the trial court enhanced damages by $25 million due to a finding of willful infringement. The court declined to award a permanent injunction. In April 2008, the parties reached a settlement of the matter.

In Veritas Operating Corporation v. Microsoft, filed in U.S. District Court in Washington in May 2006, a subsidiary of Symantec filed an action asserting trade secret misappropriation, breach of contract, and patent infringement relating to certain storage technologies. The parties have reached a settlement of the matter.

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

As of March 31, 2008, we had accrued aggregate liabilities of approximately $2.2 billion in other current liabilities and approximately $600 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could be up to $2.0 billion in aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position and on the results of operations for the period in which the effects become reasonably estimable.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9 – Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our five segments are Client; Server and Tools; Online Services Business; Microsoft Business Division; and Entertainment and Devices Division. We have recast certain prior period amounts to conform to the way we internally manage and monitor performance at the segment level during the current period.

Segment revenue and operating income/(loss) was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2008	2007	2008	2007
Revenue
Client	$3,924	$5,153	$12,207	$11,128
Server and Tools	3,260	2,752	9,446	8,095
Online Services Business	843	603	2,377	1,764
Microsoft Business Division	4,747	4,827	13,668	11,771
Entertainment and Devices Division	1,576	935	6,564	4,913
Unallocated and other	104	128	321	80

Consolidated	$14,454	$14,398	$44,583	$37,751

Operating income/(loss)
Client	$2,965	$4,067	$9,453	$8,666
Server and Tools	991	869	3,003	2,651
Online Services Business	(258)	(178)	(775)	(409)
Microsoft Business Division	3,098	3,363	8,900	7,754
Entertainment and Devices Division	54	(345)	524	(776)
Reconciling amounts	(2,441)	(1,187)	(4,297)	(3,351)

Consolidated	$4,409	$6,589	$16,808	$14,535

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

awards, and performance-based stock awards. In addition, certain revenue and expenses are excluded from segments or included in corporate-level activity, including certain legal settlements and accruals for legal contingencies.

Significant reconciling items were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2008	2007	2008	2007
Summary of reconciling amounts:
Corporate-level activity (1)	$(2,779)	$(1,430)	$(5,122)	$(3,451)
Stock-based compensation expense	229	103	545	42
Revenue reconciling amounts	94	118	278	31
Other	15	22	2	27

Total	$(2,441)	$(1,187)	$(4,297)	$(3,351)

(1)	Corporate-level activity excludes stock-based compensation expense and revenue reconciling amounts presented separately in those line items.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of the acquisition:

(In millions)	aQuantive as of August 10, 2007
Cash and cash equivalents	$342
Accounts receivable, net	273
Other current assets	6
Property, plant and equipment	50
Intangible assets	939
Goodwill	5,189
Deferred income taxes	179
Other long-term assets	7

Total assets acquired	$6,985
Accrued compensation	37
Other current liabilities	683
Deferred income taxes	338
Other long-term liabilities	70

Total liabilities assumed	$1,128

Net assets acquired	$5,857

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

As a result of this acquisition, we recorded $5.2 billion of goodwill in our Online Services Business. Of the $939 million of acquired intangible assets, $24 million was assigned to in-process research and development assets and was expensed during the first quarter. The remaining acquired intangible assets include $476 million of customer relationships with a weighted average life of six years, $327 million of technology-based intangible assets with a weighted average life of four years, and $112 million of other intangible assets with a weighted average life of five years.

In addition to aQuantive, we acquired 14 other entities during the nine months ended March 31, 2008 for total consideration of $520 million which was paid primarily in cash. All of the entities were consolidated within Microsoft starting on their respective acquisition dates. Pro forma results of operations have not been presented because the effects of all of these acquisitions, individually and in aggregate, were not material to our consolidated results of operations.

Note 11 – Goodwill

	Three Months Ended March 31, 2008			Nine Months Ended March 31, 2008
(In millions)	Balance as of January 1, 2008	Acquisitions /purchase accounting adjustments	Balance as of March 31, 2008	Balance as of July 1, 2007	Acquisitions /purchase accounting adjustments	Balance as of March 31, 2008
Client	$77	$—	$77	$77	$—	$77
Server and Tools	655	84	739	580	159	739
Online Services Business	5,923	(52)	5,871	552	5,319	5,871
Microsoft Business Division	3,225	—	3,225	3,132	93	3,225
Entertainment and Devices Division	429	5	434	419	15	434

Total	$10,309	$37	$10,346	$4,760	$5,586	$10,346

None of the amount recorded as goodwill during the nine months ended March 31, 2008 is expected to be deductible for tax purposes. The purchase price allocation for all of the acquisitions is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities become available. Any change in the fair value of the net assets of the acquired company will change the amount of the purchase price allocable to goodwill.

Note 12 – Intangible Assets

The components of finite-lived intangible assets were as follows:

	March 31, 2008			June 30, 2007
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Contract-based	$1,004	$(777)	$227	$988	$(727)	$261
Technology-based	1,363	(589)	774	916	(407)	509
Marketing-related	162	(57)	105	57	(39)	18
Customer-related	631	(98)	533	122	(32)	90

Total	$3,160	$(1,521)	$1,639	$2,083	$(1,205)	$878

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was $121 million for the three months and $335 million for the nine months ended March 31, 2008, as compared with $58 million for the three months and $148 million for the nine months ended March 31, 2007. The estimated future amortization expense related to intangible assets as of March 31, 2008 is expected to be $130 million for the remainder of fiscal year 2008, $448 million for fiscal year 2009, $399 million for fiscal year 2010, $316 million for fiscal year 2011, and $346 million for fiscal year 2012 and thereafter.

Note 13 – Income Taxes

As discussed in Note 1, adopting FIN 48 had the following impact on our financial statements: increased current assets by $228 million, long-term assets by $1.1 billion, long-term liabilities by $2.1 billion, and our retained deficit by $395 million; and decreased our income taxes payable by $394 million. As of July 1, 2007, we had $7.1 billion of unrecognized tax benefits of which $5.3 billion, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. As of July 1, 2007, we had accrued interest related to uncertain tax positions of $863 million, net of federal income tax benefit, on our balance sheet.

During the quarter ended March 31, 2008, we reached an agreement with the Internal Revenue Service (“IRS”) on the 2000-2003 examination. As a result, we reduced our unrecognized tax benefits by $4.7 billion and recognized a tax provision reduction of $1.2 billion. We are currently under audit by the IRS for the tax years 2004-2006. Although the timing and outcome of the 2004-2006 examination is inherently uncertain, we currently do not believe the examination will be concluded within the next 12 months. Other long-term liabilities related to income taxes were $3.3 billion as of March 31, 2008 and $5.1 billion as of June 30, 2007.

The effective tax rate was 9% and 25%, respectively, for the three and nine months ended March 31, 2008. The fiscal year 2008 rates reflect a decline in the recurring effective tax rate from 31% to 30% primarily as a result of resolution of tax positions relating to the 2000-2003 IRS examination. The effective tax rate also declined as a result of the reduction in previously accrued taxes and interest related to the 2000-2003 IRS examination. This decline was partially offset by the tax effect of the European Commission fine of €899 million, which is not tax deductible.

The effective tax rate was 29% and 30%, respectively, for the three and nine months ended March 31, 2007. These rates reflect an increase in the recurring effective tax rate from 31% to 31.5% due to a higher mix of earnings in high rate tax jurisdictions and were offset by a $195 million reduction resulting from various changes in tax positions taken in prior periods, related primarily to favorable developments in an IRS position and multiple foreign audit assessments.

We are subject to income tax in many jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or results of operations.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $11.2 billion as of March 31, 2008 and $6.1 billion as of June 30, 2007, primarily resulting from earnings for certain non-U.S. subsidiaries, which are permanently reinvested outside the United States. The amount of unrecognized deferred tax liabilities associated with these temporary differences was $3.2 billion as of March 31, 2008 and $1.8 billion as of June 30, 2007.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To The Board of Directors and Stockholders of

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of March 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended March 31, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

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
April 24, 2008

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

All growth and percentage comparisons refer to the three or nine months ended March 31, 2008, as compared with the three or nine months ended March 31, 2007, unless otherwise noted.

Proposed Acquisition of Yahoo! Inc.

On January 31, 2008, we made a proposal to the Yahoo! Inc. (“Yahoo”) board of directors to acquire all the outstanding shares of Yahoo common stock for consideration of $31 per Yahoo share, representing a total value of approximately $44.6 billion at the time of the offer. Our proposal would allow the Yahoo shareholders to elect to receive cash or 0.9509 of a share of Microsoft common stock for each of their shares of Yahoo common stock, subject to proration so that in the aggregate, one-half of the outstanding shares of Yahoo common stock would be exchanged for shares of Microsoft common stock and the other half would be exchanged for cash. On February 11, 2008, the Yahoo board of directors stated publicly that our offer undervalued the company and was not in the best interests of its shareholders. There are no assurances that any acquisition will be completed.

Summary

(In millions, except per share amounts and percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2008	2007		2008	2007
Revenue	$14,454	$14,398	—%	$44,583	$37,751	18%
Operating income	$4,409	$6,589	(33)%	$16,808	$14,535	16%
Diluted earnings per share	$0.47	$0.50	(6)%	$1.41	$1.11	27%

Revenue growth for the three months ended March 31, 2008 was driven primarily by increased Xbox platform sales, increased Windows Server and SQL Server revenue, and increased online advertising revenue, offset by decreased licensing revenue from Windows Vista and the 2007 Microsoft Office system. During the three months ended March 31, 2007, we recognized approximately $1.7 billion of revenue deferred during the first half of fiscal year 2007 related to the Express Upgrade to Windows Vista and Microsoft Office Technology Guarantee programs and pre-shipments of Windows Vista and the 2007 Microsoft Office system. Revenue growth for the nine months ended March 31, 2008 was driven primarily by licensing of the 2007 Microsoft Office system, increased Xbox platform sales, increased revenue associated with Windows Server and SQL Server, and increased licensing of Windows Vista. Foreign currency exchange rates accounted for a $403 million or three percentage point increase in revenue during the three months and a $1.0 billion or three percentage point increase during the nine months ended March 31, 2008.

Operating income declined during the three months ended March 31, 2008, driven primarily by increased costs for legal settlements and legal contingencies, increased headcount-related expenses, and increased cost of revenue (data center and online costs, costs associated with the growth in consulting services, and Xbox 360 product costs reflecting increased Xbox 360 console sales, partially offset by decreased Xbox 360 manufacturing costs per console). Operating income growth for the nine months ended March 31, 2008 was primarily driven by the increased revenue, partially offset by increased costs for legal settlements and legal contingencies, increased cost of revenue (reflecting the items noted above and increased Windows Vista product costs), and increased headcount-related expenses. We incurred $1.5 billion of legal charges during the three months and $1.8 billion during the nine months ended March 31, 2008, primarily related to the European Commission fine of €899 million as compared with $296 million of legal charges during the three months and $494 million during the nine months ended March 31, 2007, primarily related to antitrust and unfair competition consumer class actions and intellectual property claims. Total headcount-related expenses increased 14% during the three months and 11% during the nine months ended March 31, 2008, driven by a 13% increase in headcount over the past 12 months and an increase in salaries and benefits for existing headcount.

Worldwide macroeconomic factors have a strong correlation to business and consumer demand for our software, services, games, and Internet service offerings. We are monitoring the changing economic conditions and expect the following for fiscal year 2008: we continue to expect double-digit revenue growth; we estimate worldwide PC shipments will grow 11% to 13%; and we expect a continued favorable impact from changes in year-over-year foreign currency exchange rates.

SEGMENT PRODUCT REVENUE/OPERATING INCOME/(LOSS)

Revenue and operating income/(loss) amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 9 – Segment Information is presented on a basis consistent with our current internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately. Prior period amounts have been recast to conform to the way we internally manage and monitor performance at the segment level during the current period.

Client

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
(In millions, except percentages)	2008	2007		2008	2007
Revenue	$4,025	$5,274	(24)%	$12,498	$11,167	12%
Operating income	$3,097	$4,204	(26)%	$9,824	$8,689	13%

Client offerings consist of premium edition and standard Windows operating systems. Premium offerings are those that include additional functionality and are sold at a price above our standard versions. Premium offerings include Windows XP Professional, Windows XP Media Center Edition, Windows XP Tablet PC Edition, Windows Vista Business, Windows Vista Home Premium, Windows Vista Ultimate, and Windows Vista Enterprise. Standard Windows operating systems include Windows XP Home and Windows Vista Home Basic. Client revenue growth correlates with the growth of purchases of PCs from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for approximately 80% of total Client revenue. The differences between unit growth rates and revenue growth rates from year to year are affected by changes in the mix of OEM Windows operating systems licensed with premium edition operating systems as a percentage of total OEM Windows operating systems licensed (“OEM premium mix”), changes in the geographical mix, and changes in the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders.

Client revenue decreased during the three months ended March 31, 2008, primarily reflecting revenue of approximately $1.2 billion recognized during the third quarter of the prior fiscal year upon the January 2007 release of Windows Vista to consumers. The amount had been deferred during the first half of fiscal year 2007 as a result of the Express Upgrade to Windows Vista Technology Guarantee program. Client revenue increased during the nine months ended March 31, 2008, primarily reflecting licensing of Windows Vista. During the three months ended March 31, 2008, OEM revenue decreased $1.1 billion or 25%, primarily reflecting revenue recognized during the third quarter of fiscal year 2007 related to the technology guarantee program, partially offset by a 5% increase in OEM license units. During the nine months ended March 31, 2008, OEM revenue increased $1.3 billion or 14%, driven by 14% growth in OEM license units. Revenue from commercial and retail licensing of Windows operating systems decreased $146 million or 18% during the three months ended March 31, 2008, primarily reflecting revenue recognized during the third quarter of the prior year related to the January 2007 consumer launch of Windows Vista. Revenue from commercial and retail licensing of Windows operating systems increased $71 million or 4% during the nine months ended March 31, 2008, primarily due to sales from Enterprise Agreements and anti-piracy efforts in emerging markets. The OEM premium mix increased five percentage points to 76% compared with the third quarter of last year and nine percentage points to 75% compared with the first nine months of last year, driven by increased consumer premium mix. Based on our estimates, total worldwide PC shipments from all sources grew 8% to 10% from the third quarter of the previous year and 12% to 14% from the first nine months of the previous year driven by demand in both emerging and mature markets.

Client operating income decreased during the three months ended March 31, 2008, reflecting the decreased revenue, partially offset by decreased sales and marketing expenses and decreased cost of revenue. Client operating income increased during the nine months ended March 31, 2008, reflecting the increased revenue, partially offset by increased cost of revenue. Sales and marketing expenses decreased $111 million or 21% during the three months, driven by decreased global advertising. Cost of revenue decreased $31 million or 11% during the three months, reflecting higher support services related to commercial and retail licensing during the third quarter of the prior fiscal year for the Windows Vista launch, and increased $162 million or 30% during the nine months, driven by Windows Vista product costs. Headcount-related expenses decreased 7% during the three months and were flat during the nine months ended March 31, 2008, driven by a 2% decrease in headcount over the past 12 months and decreased stock-based compensation expense.

For the fourth quarter of fiscal year 2008, we expect PC market growth will exceed OEM revenue growth. We expect PC shipments to grow 11% to 13% for fiscal year 2008. We believe that PC unit growth rates will be higher in the consumer segment than in the business segment and higher in emerging markets than in mature markets.

Server and Tools

	Three Months ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
(In millions, except percentages)	2008	2007		2008	2007
Revenue	$3,255	$2,748	18%	$9,433	$8,087	17%
Operating income	$1,092	$911	20%	$3,220	$2,656	21%

Server and Tools offerings consist of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, and other server products. It also includes developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server and Tools concentrates on licensing products, applications, tools, content, and services that make information technology professionals and developers more productive and efficient. We use multiple channels for licensing, including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. We sell licenses both as one-time licenses, and as multi-year volume licenses.

Server and Tools revenue increased during the three and nine months ended March 31, 2008, reflecting growth in both product and services revenue. Server and server application revenue (including CAL revenue) and developer tools, training, and certificate revenue increased $381 million or 17% during the three months and $932 million or 14% during the nine months ended March 31, 2008, primarily driven by growth in new and recurring volume licensing of Windows Server and SQL Server products, reflecting broad adoption of the Windows Platform and applications. Consulting and Premier and Professional product support services revenue increased $126 million or 24% during the three months and $414 million or 28% during the nine months ended March 31, 2008, primarily due to higher demand for consulting and support services in corporate enterprises. Foreign currency exchange rates accounted for a $120 million or four percentage point increase in revenue for the three months and $296 million or four percentage point increase in revenue for the nine months ended March 31, 2008.

Server and Tools operating income increased for the three and nine months ended March 31, 2008, primarily reflecting the increased revenue, partially offset by increased sales and marketing expenses, cost of revenue for services, and research and development expenses. Sales and marketing expenses increased $165 million or 20% during the three months and $397 million or 16% during the nine months ended March 31, 2008, primarily reflecting increased headcount-related expenses associated with our corporate sales force. Cost of revenue increased $92 million or 17% during the three months and $261 million or 16% during the nine months ended March 31, 2008, reflecting the growth in services provided. Research and development expenses increased $71 million or 17% during the three months and $136 million or 11% during the nine months ended March 31, 2008, primarily driven by increased headcount-related expenses. Headcount-related expenses increased 8%

during the three months and 7% during the nine months ended March 31, 2008, driven by a 10% increase in headcount over the past 12 months and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

For the fourth quarter of fiscal year 2008, we expect continued growth in both product and services revenue. We expect product revenue growth from platform adoption through new and renewal volume licensing growth coupled with our new product offerings.

Online Services Business

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2008	2007		2008	2007
Revenue	$843	$603	40%	$2,377	$1,764	35%
Operating loss	$(228)	$(171)	(33)%	$(745)	$(407)	(83)%

Online Services Business (“OSB”) provides personal communications services, such as e-mail and instant messaging, online information offerings, such as Live Search, and the MSN portals and channels around the world. OSB also provides a variety of online services such as MSN Internet Access and MSN Premium Web Services. We earn revenue primarily from online advertising, including search, home page, email, and messaging services, from consumers and partners through subscriptions and transactions generated from online paid services, and from MSN narrowband Internet Access subscribers. We continue to launch new online initiatives and expect to do so in the future. During fiscal year 2008, we launched a new release of Windows Live Search and the Windows Live suite of applications and services.

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

OSB revenue increased during the three and nine months ended March 31, 2008, driven primarily by increased online advertising revenue and the inclusion of aQuantive revenue, partially offset by decreased access revenue. Online advertising revenue increased $175 million or 39% to $619 million during the three months and $460 million or 36% to $1.7 billion during the nine months ended March 31, 2008. This increase reflects growth in our existing online advertising business and includes aQuantive online advertising revenue of $47 million during the three months and $128 million during the nine months ended March 31, 2008. Agency revenue, which is solely derived from aQuantive, was $97 million during the three months and $251 million during the nine months ended March 31, 2008. Access revenue was $60 million for the three months and $197 million for the nine months ended March 31, 2008, reflecting decreases of 29% for both periods. As of March 31, 2008, we had 448 million Windows Live IDs compared with 380 million as of the same period last year.

OSB operating loss increased during the three and nine months ended March 31, 2008, driven primarily by increased cost of revenue and increased sales and marketing expenses, partially offset by increased revenue. Cost of revenue increased $176 million or 61% during the three months and $545 million or 68% during the nine months ended March 31, 2008, primarily driven by increased data center costs, online content expenses, and aQuantive-related expenses. Sales and marketing expenses increased $69 million or 33% during the three months and $231 million or 39% during the nine months ended March 31, 2008, primarily due to increased marketing costs and amortization of customer-related intangible assets. OSB operating loss for the three months ended March 31, 2008 included $46 million of amortization of intangible assets acquired from aQuantive, and OSB operating loss for the nine months ended March 31, 2008 included $122 million of intangible assets amortization and a $24 million in-process research and development write-off. Headcount-related expenses increased 27% during the three months and 19% during the nine months ended March 31, 2008, driven by a 26% increase in headcount over the past 12 months and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense.

For the fourth quarter of fiscal year 2008, online advertising revenue is expected to benefit from our acquisition of aQuantive, while revenue from narrowband Internet Access is expected to continue to decline. We also expect operating expenses to increase as we continue to invest in our long-term strategy. We believe these investments will lay the groundwork for future growth.

Microsoft Business Division

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
(In millions, except percentages)	2008	2007		2008	2007
Revenue	$4,745	$4,827	(2)%	$13,668	$11,768	16%
Operating income	$3,138	$3,399	(8)%	$9,017	$7,794	16%

Microsoft Business Division (“MBD”) offerings consist of the Microsoft Office system and Microsoft Dynamics business solutions. Microsoft Office system products are designed to increase personal, team, and organization productivity through a range of programs, services, and software solutions. Growth of revenue from the Microsoft Office system offerings, which generate over 90% of MBD revenue, depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other information worker areas such as enterprise content management, collaboration, unified communications, and business intelligence. Microsoft Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises. We evaluate our results based upon the nature of the end user in two primary parts: business revenue, which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue and consumer revenue, which includes revenue from retail packaged product sales and OEM revenue.

MBD revenue decreased during the three months ended March 31, 2008, primarily reflecting revenue of approximately $500 million recognized during the third quarter of the prior fiscal year upon the January 2007 release of the 2007 Microsoft Office system to consumers. The amount had been deferred during the first half of fiscal year 2007, as a result of the Microsoft Office Technology Guarantee program. MBD revenue increased during the nine months ended March 31, 2008, primarily reflecting licensing of the 2007 Microsoft Office system. Business revenue increased $555 million or 17% during the three months and $1.9 billion or 21% during the nine months ended March 31, 2008, primarily as a result of growth in volume licensing agreement revenue and strong transactional license sales to businesses. The increase in business revenue also included a 13% increase in Microsoft Dynamics customer billings during the three months and a 20% increase during the nine months ended March 31, 2008. Consumer revenue decreased $636 million or 39% primarily reflecting revenue of approximately $500 million recognized during the third quarter related to the 2007 Microsoft Office Technology Guarantee program and remained flat during the nine months ended March 31, 2008, primarily reflecting the consumer launch of the 2007 Microsoft Office system in the prior fiscal year. Foreign currency exchange rates accounted for a $194 million or four percentage point increase in revenue during the three months and a $458 million or four percentage point increase in revenue during the nine months ended March 31, 2008.

MBD operating income decreased for the three months ended March 31, 2008, reflecting the decreased revenue, increased sales and marketing expenses, research and development expenses, and cost of revenue. MBD operating income increased for the nine months ended March 31, 2008, reflecting the increased revenue, partially offset by increased sales and marketing expenses, cost of revenue, and research and development expenses. Sales and marketing expenses increased $72 million or 8% during the three months and $386 million or 16% during the nine months ended March 31, 2008, primarily reflecting increased headcount-related expenses associated with our corporate sales force. Research and development expenses increased $58 million or 19% during the three months and $132 million or 14% during the nine months ended March 31, 2008, primarily reflecting increased headcount-related expenses. Cost of revenue increased $41 million or 20% during the three months and $138 million or 25% during the nine months ended March 31, 2008, primarily driven by an increase in online costs reflecting the April 2007 acquisition of Tellme Networks. Headcount-related expenses increased 16% during the three months and 9% during the nine months ended March 31, 2008, driven by a 7% increase in headcount over the past 12 months and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense during the nine month period.

For the fourth quarter of fiscal year 2008, we expect revenue to continue to increase over the prior year due to the strong performance of the 2007 Microsoft Office system. We continue to develop plans to grow revenue in new areas such as unified communications and through our existing portfolio of Microsoft Dynamics products. In April 2008, we acquired Fast Search & Transfer ASA, an enterprise search company, for approximately $1.2 billion in cash. We believe the acquisition will broaden our enterprise search technology product offerings to businesses and will enable innovations in related areas such as our portal and content management.

Entertainment and Devices Division

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
(In millions, except percentages)	2008	2007		2008	2007
Revenue	$1,576	$936	68%	$6,565	$4,916	34%
Operating income/(loss)	$89	$(324)	*	$614	$(746)	*

*	Not meaningful

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

EDD revenue increased during the three and nine months ended March 31, 2008, primarily due to increased Xbox 360 platform sales. During the three months ended March 31, 2008, Xbox platform and PC game revenue increased $418 million or 85% primarily as a result of increased Xbox 360 console sales, Xbox 360 video game sales, and Xbox Live revenue. Xbox platform and PC game revenue increased $1.4 billion or 42% during the nine months ended March 31, 2008, as a result of increased Xbox 360 console sales, video game sales led by Halo 3, Xbox Live revenue, and Xbox 360 accessory sales. We shipped 1.3 million Xbox 360 consoles in the third quarter and 7.5 million Xbox 360 consoles in the first nine months of fiscal year 2008, compared with 0.5 million and 5.9 million Xbox 360 consoles in the third quarter and the first nine months of fiscal year 2007, respectively.

EDD operating income increased during the three months ended March 31, 2008, primarily due to the increased revenue, partially offset by increased cost of revenue, research and development expenses, and sales and marketing expenses. EDD operating income increased during the nine months ended March 31, 2008, primarily due to the increased revenue, partially offset by increased cost of revenue and research and development expenses. Cost of revenue increased $79 million or 11% during the three months and $143 million or 4% during the nine months ended March 31, 2008, primarily driven by increased Xbox 360 product costs reflecting increased Xbox 360 console sales, partially offset by decreased Xbox 360 manufacturing costs per console. Research and development expenses increased $77 million or 26% during the three months and $101 million or 11% during the nine months ended March 31, 2008, primarily reflecting increased headcount-related expenses. Sales and marketing expenses increased $62 million or 29% during the three months ended March 31, 2008, reflecting an increase in headcount-related expenses associated with product marketing and retail account sales force. Headcount-related expenses increased 35% and 20% during the three and nine months ended March 31, 2008, respectively, reflecting a 13% increase in headcount and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-based compensation expense during the nine month period.

For the fourth quarter of fiscal year 2008, we expect revenue to increase due to increased sales of Xbox 360 consoles and related games, accessories, and services. Revenue from existing mobility and embedded devices is expected to increase due to unit volume increases of Windows Mobile software driven by increased market demand for phone-enabled devices and Windows Embedded operating systems. In April 2008, we acquired Danger, Inc., a software-as-a-service company that provides mobile operators with an integrated end-to-end solution to deliver mobile data and Internet services to their subscribers, for approximately $500 million in cash.

Corporate-Level Activity

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
(In millions, except percentages)	2008	2007		2008	2007
Corporate-level results	$(2,779)	$(1,430)	(94)%	$(5,122)	$(3,451)	(48)%

Certain corporate-level results are not allocated to our segments. Those results include expenses related to corporate operations related to broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies.

Corporate-level expenses increased for the three and nine months ended March 31, 2008, primarily reflecting increased costs for legal settlements and legal contingencies and increased headcount-related expenses. We incurred $1.5 billion of legal charges during the three months and $1.8 billion during the nine months ended March 31, 2008, primarily related to the European Commission fine of €899 million as compared with $296 million of legal charges during the three months and $494 million during the nine months ended March 31, 2007, primarily related to antitrust and unfair competition consumer class actions and intellectual property claims. Headcount-related expenses increased 14% during the three months and 13% during the nine months ended March 31, 2008, driven by a 6% increase in headcount over the past 12 months, an increase in salaries and benefits for existing headcount, and an increase in stock-based compensation.

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change		Nine Months Ended March 31,		Percentage Change
	2008	2007			2008	2007
Cost of revenue	$2,514	$2,140	17%		$8,732	$7,456	17%
As a percent of revenue	17%	15%	2	ppt	20%	20%	—	ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, warranty costs, inventory valuation adjustments, and costs associated with the delivery of consulting services. Cost of revenue increased during the three and nine months ended March 31, 2008, reflecting increased OSB data center and online costs, increased costs associated with the growth in consulting services, and increased Xbox 360 product costs, reflecting increased Xbox 360 console sales, partially offset by decreased Xbox 360 manufacturing costs per console. The increase in cost of revenue during the nine months ended March 31, 2008, also reflects increased Windows Vista product costs. Cost of revenue as a percentage of revenue was lower in the prior year reflecting an increased percentage of higher margin sales as a result of the recognition of approximately $1.7 billion of revenue deferred during the first half of fiscal year 2007 related to the Express Upgrade to Windows Vista and Microsoft Office Technology Guarantee programs.

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change		Nine Months Ended March 31,		Percentage Change
	2008	2007			2008	2007
Research and development	$2,035	$1,750	16%		$5,757	$5,173	11%
As a percent of revenue	14%	12%	2	ppt	13%	14%	(1	)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. The increase in research and development expenses for the three and nine months ended March 31, 2008 was primarily driven by an increase in headcount-related expenses. Headcount-related expenses increased 14% during the three months and 10% during the nine months ended March 31, 2008, reflecting a 9% increase in headcount over the past 12 months and an increase in salaries and benefits for existing headcount, partially offset by decreased stock-compensation expense.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change		Nine Months Ended March 31,		Percentage Change
	2008	2007			2008	2007
Sales and marketing	$3,155	$2,936	7%		$9,161	$8,126	13%
As a percent of revenue	22%	20%	2	ppt	21%	22%	(1	)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased during the three months ended March 31, 2008, primarily as a result of increased headcount-related expenses. Sales and marketing expenses increased during the nine months ended March 31, 2008, primarily as a result of increased headcount-related expenses. Headcount-related expenses increased 15% during the three months and 14% during the nine months ended March 31, 2008, reflecting both an increase in salaries and benefits for existing headcount and a 7% increase in headcount over the past 12 months, partially offset by decreased stock-based compensation expense during the nine month period.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change		Nine Months Ended March 31,		Percentage Change
	2008	2007			2008	2007
General and administrative	$2,341	$983	138%		$4,125	$2,461	68%
As a percent of revenue	16%	7%	9	ppt	9%	7%	2	ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative expenses increased for the three and nine months ended March 31, 2008, primarily reflecting increased costs for legal settlements and legal contingencies. We incurred $1.5 billion of legal charges during the three months and $1.8 billion during the nine months ended March 31, 2008, primarily related to the European Commission fine of €899 million as compared with $296 million of legal charges during the three months and $494 million during the nine months ended March 31, 2007, primarily related to antitrust and unfair competition consumer class actions and intellectual property claims. Headcount-related expenses increased 13% during the three months and 8% during the nine months ended March 31, 2008, reflecting a 12% increase in headcount over the past 12 months, an increase in salaries and benefits for existing headcount, and an increase in stock-based compensation expense.

INVESTMENT INCOME, INCOME TAXES, AND OTHER

Investment Income and Other

The components of investment income and other were as follows:

(In millions)	Three Months Ended March 31,		Change	Nine Months Ended March 31,		Change
	2008	2007		2008	2007
Dividends and interest	$226	$333	$(107)	$671	$1,018	$(347)
Net recognized gains/(losses) on investments	(13)	39	(52)	225	505	(280)
Net gains/(losses) on derivatives	191	22	169	275	(209)	484
Other	(3)	(12)	9	(133)	(32)	(101)

Investment income and other	$401	$382	$19	$1,038	$1,282	$(244)

During the three and nine months ended March 31, 2008, dividends and interest income decreased, reflecting lower interest rates on our fixed-income investments and a reduction in the average balance of interest-bearing investments. Net recognized gains/(losses) on investments, which includes other-than-temporary impairments of $179 million for the three months and $248 million for the nine months ended March 31, 2008, decreased primarily due to declines in equity values as a result of the recent stock market decline.

During the three and nine months ended March 31, 2008, net gains on derivatives increased primarily due to higher net gains on equity, interest rate, and commodity derivatives. We use derivative instruments to manage exposures to interest rates, equity prices, and foreign currency markets and to facilitate portfolio diversification. Gains and losses arising from derivatives not designated as accounting hedges are in large part economically offset by unrealized losses and gains, respectively, in the underlying securities, which are recorded as a component of other comprehensive income. Net losses related to foreign currency contracts relate primarily to changes in time value of options used to hedge anticipated foreign currency revenues. Other of $133 million for the nine months ended March 31, 2008 includes the correction of several immaterial items from prior periods.

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Collateral and/or security interest is determined based upon the underlying security and the creditworthiness of the borrower. Cash collateral is recorded as an asset with a corresponding liability.

Income Taxes

The effective tax rate was 9% and 25%, respectively, for the three and nine months ended March 31, 2008. The fiscal year 2008 rates reflect a decline in the recurring effective tax rate from 31% to 30%, primarily as a result of resolution of tax positions relating to our agreement with the Internal Revenue Service (“IRS”) of the 2000-2003 examination. The effective tax rate also declined as a result of the reduction in previously accrued taxes and interest related to the 2000-2003 IRS examination. This decline was partially offset by the tax effect of the European Commission fine of €899 million, which is not tax deductible.

The effective tax rate was 29% and 30%, respectively, for the three and nine months ended March 31, 2007. These rates reflect an increase in the recurring effective tax rate from 31% to 31.5% due to a higher mix of earnings in high rate tax jurisdictions and were offset by a $195 million reduction resulting from various changes in tax positions taken in prior periods, related primarily to favorable developments in an IRS position and multiple foreign audit assessments.

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

FINANCIAL CONDITION

Cash and cash equivalents and short-term investments totaled $26.3 billion as of March 31, 2008, compared with $23.4 billion as of June 30, 2007. Equity and other investments were $8.7 billion as of March 31, 2008, compared with $10.1 billion as of June 30, 2007. Our investments consist primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S.-dollar-denominated securities, but also includes foreign-denominated securities in order to diversify financial risk. We invest primarily in short-term securities to facilitate rapid deployment for immediate cash needs. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $25.8 billion at March 31, 2008. Our retained deficit is not expected to affect our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to price positions. This pricing methodology applies to exchange-traded mutual funds, domestic and international equities, U.S. treasuries, and Agency securities. If quoted prices in active markets for identical assets or liabilities to price positions are not available, then we use inputs other than the quoted prices which are observable either directly or indirectly, predominately based on prices received from third-party vendors. Assets and liabilities measured using unobservable inputs are an immaterial portion of our portfolio.

While we own certain mortgage and asset-backed fixed-income securities, our portfolio as of March 31, 2008, does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from sub-prime collateral. The majority of the mortgage-backed securities is collateralized by prime residential mortgages and carries a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association. The remainder of the mortgage position is collateralized by high quality international prime residential mortgage loans.

Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, that are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements, revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP and previous PC operating systems, is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the life cycle of the related product. Other unearned revenue includes services, Microsoft Dynamics business solution products, Xbox Live subscriptions, advertising, and Mediaroom for which we have been paid upfront and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected recognition of unearned revenue as of March 31, 2008:

(In millions)	Recognition of Unearned Revenue
Three months ended:
June 30, 2008	$4,428
September 30, 2008	2,933
December 31, 2008	2,087
March 31, 2009	937
Thereafter	1,754

Unearned revenue	$12,139

See Note 4 – Unearned Revenue (Part I, Item 1).

Cash Flows

Cash flow from operations for the nine months ended March 31, 2008 increased $4.1 billion from the first nine months of fiscal year 2007 to $17.5 billion due to an increase in cash received from customers, including an increase in accounts receivable collections of $1.1 billion. The increase also reflects a reduction in cash used for repayment of other current liabilities of $949 million. Cash used for financing was $7.9 billion in the first nine months of fiscal year 2008, a decrease of $9.7 billion from the corresponding period in fiscal year 2007. The decrease reflects $8.2 billion of common stock repurchases in the nine months ended March 31, 2008, compared with $20.4 billion in the first nine months of the prior fiscal year, which included the impact of our tender offer on August 17, 2006. This impact was partially offset by a $2.4 billion decrease in proceeds from issuance of common stock, reflecting the JPMorgan exercise of approximately 113 million call options for $3.3 billion in December 2006. Cash used for investing was $4.1 billion in the first nine months of fiscal year 2008, as compared with cash provided from investing of $5.0 billion in the first nine months of fiscal year 2007, a change of $9.1 billion. This change reflects a $5.5 billion increase in cash paid for acquisition of companies, reflecting the purchase of aQuantive in the first quarter of fiscal year 2008, along with a $2.9 billion decrease in cash from combined investment purchases, sales, and maturities.

As previously mentioned, on January 31, 2008, we submitted to the board of directors of Yahoo a proposal to acquire all of the outstanding shares of Yahoo common stock, and on February 11, 2008, the Yahoo board of directors stated publicly that our offer undervalued the company and was not in the best interests of its shareholders. We currently are reviewing various alternatives to finance the cash portion of the proposed acquisition if we are successful in acquiring all of the outstanding shares. There are no assurances that any acquisition will be completed.

In April 2008, we acquired Fast Search & Transfer ASA for approximately $1.2 billion and Danger, Inc. for approximately $500 million in cash. As a result of our agreement with the IRS related to the 2000-2003 examination, we expect to pay them approximately $3.0 billion during the next year. As previously noted, we were fined €899 million by the European Commission in February 2008 (see Note 8 – Contingencies of Part I, Item 1). During the fourth quarter of fiscal year 2008, we expect to either pay the fine or, if we appeal, we may deliver a bank guarantee as an assurance the fine will be paid if an appeal is unsuccessful.

We currently have no material long-term debt. Stockholders’ equity at March 31, 2008 was $37.6 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities, data centers, and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of requirements for capital resources.

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.0 billion tender offer that was completed on August 17, 2006 and authorization for up to an additional $20.0 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.0 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of March 31, 2008, approximately $7.7 billion remained of the $36.2 billion approved repurchase amount.

Our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
			(in millions)
(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,034	December 13, 2007
December 19, 2007	$0.11	February 21, 2008	$1,023	March 13, 2008
March 17, 2008	$0.11	May 15, 2008	$1,024	June 12, 2008

(Fiscal year 2007)
September 13, 2006	$0.10	November 16, 2006	$ 979	December 14, 2006
December 20, 2006	$0.10	February 15, 2007	$ 977	March 8, 2007
March 26, 2007	$0.10	May 17, 2007	$ 952	June 14, 2007

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

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under Statement of Financial Accounting Standards (“SFAS”) No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On July 1, 2007, we adopted FASB Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $395 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle. See Note 13 – Income Taxes.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of the derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements, an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income on the face of the income statement and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in earnings. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We are currently assessing the potential impact that adoption of SFAS No. 160 may have on our financial statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008. We are currently assessing the potential impact that electing fair value measurement may have on our financial statements and have not determined what election we will make.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for us beginning July 1, 2008; FSP 157-2 delays the effective date for certain items to July 1, 2009. We are currently assessing the potential impact that adoption of this statement may have on our financial statements.

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

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (July 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and/or goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

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

The following table sets forth the one-day VaR for substantially all of our positions as of and for the three months ended March 31, 2008, and as of June 30, 2007:

	March 31, 2008	June 30, 2007	Three months ended March 31, 2008
Risk Categories (In millions)			Average	High	Low
Interest rates	$26	$34	$30	$35	$25
Currency rates	116	55	94	131	75
Equity prices	52	60	52	59	45
Commodity prices	5	7	5	6	4

Total one-day VaR for the combined risk categories was $140 million at March 31, 2008 and $95 million at June 30, 2007. The total VaR is 29% less at March 31, 2008, and 39% less at June 30, 2007, than the sum of the separate risk categories in the above table due to the diversification benefit of the overall portfolio.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

In March 2004, the European Commission issued a competition law decision that, among other things, ordered us to license certain Windows server protocol technology to our competitors. In March 2007, the European Commission issued a statement of objections claiming that the pricing terms we proposed for licensing the technology as required by the March 2004 decision were “not reasonable.” Following additional steps we took to address these concerns, the Commission announced on October 22, 2007 that we were in compliance with the March 2004 decision and that no further penalty should be imposed from that date. On February 27, 2008, the Commission issued a fine of €899 million relating to the period prior to October 22, 2007. On January 14, 2008, the Commission announced that it was opening two new competition law investigations. These investigations relate primarily to interoperability with respect to our Microsoft Office family of products and the inclusion of various capabilities in our Windows operating system software, including Web browsing software. These investigations were precipitated by complaints filed with the Commission by a trade association of Microsoft’s competitors and a firm that offers Web browsing software.

We are subject to a Consent Decree and Final Judgment that resolved lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions. The Consent Decree imposed various constraints on our Windows operating system businesses. Portions of the Consent Decree were scheduled to expire on January 31, 2008; we voluntarily agreed to extend other elements of the Consent Decree to November 2009. In October 2007, some states filed a motion with the U.S. District Court for the District of Columbia seeking to have most of the remaining provisions of the Final Judgment, in the action to which they are party, extended for five years. The U.S. Department of Justice and other states advised the Court that they would not seek any extension of the Final Judgments to which they are party. On January 29, 2008, the court issued a decision granting the states’ motion to extend these additional provisions of the consent decree until November 2009.

See Note 8 – Contingencies (Part I, Item 1) for more information regarding other legal proceedings in which we are involved.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and trading price of our common stock.

Challenges to our business model may reduce our revenues and operating margins. Our business model has been based upon customers paying a fee to license software that we developed and distributed. Under this license-based software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. In recent years, certain “open source” software business models have evolved into a growing challenge to our license-based software model. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. A number of commercial firms compete with us using an open source business model by modifying and then distributing open source software to end users at nominal cost and earning revenue on complementary services and products. These firms do not have to bear the full costs of research and development for the software. Some of these firms may build upon Microsoft ideas that we provide to them free or at low royalties in connection with our interoperability initiatives. A prominent example of open source software is the Linux operating system. Proponents of open source software continue efforts to convince governments worldwide to mandate the use of open source software in their purchase and deployment of software products. Although we believe our products provide customers with significant advantages in security, productivity, and total cost of ownership, the open source software model continues to pose a significant challenge to our business model. To the extent open source software gains increasing market acceptance, sales of our products may decline, we may have to reduce the prices we charge for our products, and revenue and operating margins may decline.

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

We face intense competition. We continue to experience intense competition across all markets for our products and services. Our competitors range in size from Fortune 100 companies to small, specialized single-product businesses and open source community-based projects. Although we believe the breadth of our businesses and product portfolio is a competitive advantage, our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low and products, once developed, can be distributed broadly and quickly at relatively low cost. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our products, in some cases on the basis of technical specifications for Microsoft technologies that we make available. In response to competition, we are developing versions of our products with basic functionality that are sold at lower prices than the standard versions. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins and operating income.

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

Lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions were resolved through a Consent Decree that took effect in 2001 and a Final Judgment entered in 2002. These proceedings imposed various constraints on our Windows operating system businesses. These constraints include limits on certain contracting practices, mandated disclosure of certain software program interfaces and protocols, and rights for computer manufacturers to limit the visibility of certain Windows features in new PCs. We believe we are in full compliance with these rules. However, if we fail to comply with them, additional restrictions could be imposed on us that would adversely affect our business.

The European Commission closely scrutinizes the design of high volume Microsoft products and the terms on which we make certain technologies used in these products, such as file formats, programming interfaces, and protocols, available to other companies. In 2004, the Commission ordered us to create new versions of Windows that do not include certain multimedia technologies and to provide our competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. The Commission’s impact on product design may limit our ability to innovate in Windows or other products in the future, diminish the developer appeal of the Windows platform, and increase our product development costs. The availability of licenses related to protocols and file formats may enable competitors to develop software products that better mimic the functionality of our own products which could result in decreased sales of our products.

Government regulatory actions and court decisions may hinder our ability to provide the benefits of our software to consumers and businesses, thereby reducing the attractiveness of our products and the revenues that come from them. New actions could be initiated at any time, either by these or other governments or private claimants, including with respect to new versions of Windows or other Microsoft products. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

•

We may have to choose between withdrawing products from certain geographies to avoid fines or designing and developing alternative versions of those products to comply with government rulings, which may entail removing functionality that customers want or developers rely on.

•	We may be required to make available licenses to our proprietary technologies on terms that do not reflect their fair market value or do not protect our associated intellectual property.

•	The rulings described above may be cited as a precedent in other competition law proceedings.

Our software and services online offerings are subject to government regulation of the Internet domestically and internationally in many areas, including user privacy, telecommunications, data protection, and online content. The application of these laws and regulations to our business is often unclear and sometimes may conflict. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop doing the alleged noncompliant activity.

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

We make significant investments in new products and services that may not be profitable. We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including Windows Vista, the 2007 Microsoft Office system, Xbox 360, Live Search, Windows Server, Zune, and Windows Live. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings. Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge to earnings in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

Acquisitions and joint ventures may have an adverse effect on our business. We expect to continue making acquisitions or entering into joint ventures as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty in the integration of new employees, business systems, and technology, or diversion of management’s attention from our other businesses. These events could harm our operating results or financial condition. See Management’s Discussion and Analysis – Overview, Proposed Acquisition of Yahoo (Part I, Item 2) for additional information.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
January 1, 2008 – January 31, 2008	30,160,464	$33.82	30,160,464	$7,688
February 1, 2008 – February 29, 2008	—	—	—	$7,688
March 1, 2008 – March 31, 2008	—	—	—	$7,688

	30,160,464		30,160,464

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.0 billion tender offer that was completed on August 17, 2006 and authorization for up to an additional $20.0 billion ongoing share repurchase program that expires on June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.0 billion ongoing share repurchase program had been increased by approximately

$16.2 billion. As a result, we are authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. The repurchase program may be suspended or discontinued at any time without prior notice. During the third quarter of fiscal year 2008, we repurchased 30 million shares for $1.0 billion under the plans described in this paragraph. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

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

Date: April 24, 2008	Microsoft Corporation

	By:	/S/ FRANK H. BROD
Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer (Duly Authorized Officer)