Form 10-K
period 2008-06-30
MICROSOFT CORP
filed 2008-07-31
CIK 789019

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2008

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-14278

MICROSOFT CORPORATION

WASHINGTON	91-1144442
(STATE OF INCORPORATION)	(I.R.S. ID)

ONE MICROSOFT WAY, REDMOND, WASHINGTON 98052-6399

(425) 882-8080

Securities registered pursuant to Section 12(b) of the Act:

COMMON STOCK                                         NASDAQ

Securities registered pursuant to Section 12(g) of the Act:

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes ☒    No ☐

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes ☐    No ☒

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of December 31, 2007, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $287,616,660,928 based on the closing sale price as reported on the NASDAQ National Market System. As of July 28, 2008, there were 9,130,293,074 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 19, 2008 are incorporated by reference into Part III.

Microsoft Corporation

FORM 10-K

For The Fiscal Year Ended June 30, 2008

PAGE	2

 Part I

Item 1

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of these and other risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events or otherwise.

PART I

ITEM 1.    BUSINESS

GENERAL

Our mission is to enable people and businesses throughout the world to realize their full potential. Since the company was founded in 1975, we have worked to achieve this mission by creating technology that transforms the way people work, play, and communicate. We develop and market software, services, hardware, and solutions that we believe deliver new opportunities, greater convenience, and enhanced value to people’s lives. We do business throughout the world and have offices in more than 100 countries.

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products and services for many different types of computing devices. Our software products and services include operating systems for servers, personal computers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; high-performance computing applications; software development tools; and video games. We provide consulting and product support services, and we train and certify computer system integrators and developers. We also design and sell hardware including the Xbox 360 video game console, the Zune digital music and entertainment device, and peripherals. Online offerings and information are delivered through Live Search, Windows Live, Office Live, our MSN portals and channels, and the Microsoft Online Services platform which includes offerings for businesses such as Microsoft Dynamics CRM Online, Exchange Hosted Services, Exchange Online, and SharePoint Online. We enable the delivery of online advertising across our broad range of digital media properties and on Live Search through our proprietary adCenter® platform.

We also research and develop advanced technologies for future software products and services. We believe that delivering breakthrough innovation and high-value solutions through our integrated software platform is the key to meeting our customers’ needs and to our future growth. We believe that we will continue to lay the foundation for long-term growth by delivering new products and services, creating new opportunities for partners, improving customer satisfaction, and improving our internal processes. Our focus is to build on this foundation through ongoing innovation in our integrated software platforms; by delivering compelling value propositions to customers; by responding effectively to customer and partner needs; and by continuing to emphasize the importance of product excellence, business efficacy, and accountability.

OPERATING SEGMENTS

We have five operating segments: Client, Server and Tools, Online Services Business, Microsoft Business Division, and Entertainment and Devices Division. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives across the development, sales, marketing, and services organizations, and they provide a framework for timely and rational allocation of development, sales, marketing, and services resources within businesses. The segments also help focus strategic planning efforts on key objectives and initiatives across our businesses.

PAGE	3

 Part I

Item 1

Due to our integrated business structure, operating costs included in one segment may benefit other segments. Therefore, these segments are not designed to measure operating income or loss that is directly related to the products and services included in each segment. Inter-segment cost commissions are estimated by management and used to compensate or charge each segment for such shared costs and to motivate shared effort. Segments should not be viewed as discrete or easily separable businesses.

Client

Client has overall responsibility for technical architecture, engineering, and product delivery of our Windows product family and is responsible for our relationships with personal computer manufacturers, including multinational and regional original equipment manufacturers (“OEMs”). The segment includes sales and marketing expenses for the Windows operating system and product development efforts for the Windows platform. Client revenue growth is correlated with the growth of purchases of personal computers from OEMs that pre-install versions of Windows operating systems as the OEM channel accounts for over 80% of total Client revenue.

We released Windows Vista, the most recent version of the Windows operating system, in fiscal year 2007. This release concluded a major development phase that we believe resulted in a significantly more manageable and powerful PC operating system compared with prior releases. Windows Vista includes advances in security, digital media, user interfaces, and other areas that enhance the user and developer experience.

Client offerings consist of premium and standard edition Windows operating systems. Premium editions are those that include additional functionality and are sold at a price above our standard editions.

Products:    Windows Vista, including Home, Home Premium, Ultimate, Business, Enterprise and Starter Edition; Windows XP Professional and Home; Media Center Edition; Tablet PC Edition; and other standard Windows operating systems.

Competition

Client faces strong competition from well-established companies with differing approaches to the PC market. Competing commercial software products, including variants of Unix, are supplied by competitors such as Apple, Hewlett-Packard, IBM, and Sun Microsystems. The Linux operating system, which is also derived from Unix and is available without payment under a General Public License, has gained some acceptance as competitive pressures lead PC OEMs to reduce costs and new, lower price PC form factors gain adoption. Apple takes an integrated approach to the PC experience and has made inroads in share, particularly in the U.S. and in the consumer segment.

The Windows operating system also faces competition from alternative platforms and new devices that may reduce consumer demand for traditional personal computers. Competitors such as Mozilla offer software that competes with the Internet Explorer Web browsing capabilities of Windows products. User and usage volumes on mobile devices are increasing around the world relative to the PC.

Our operating system products compete effectively by delivering innovative software, giving customers choice and flexibility, a familiar, easy-to-use interface, compatibility with a broad range of hardware and software applications, and the largest support network for any operating system.

Server and Tools

Server and Tools develops and markets software server products, services, and solutions. Windows Server-based products are integrated server infrastructure and middleware software designed to support software applications and tools built on the Windows Server operating system. Windows Server-based products include the server platform including targeted segment solutions, database, storage, management and operations, service-oriented architecture platform, and security and identity software. The segment also builds standalone and software development lifecycle tools for software architects, developers, testers, and project managers. Server products can be run on-site, in a hosting environment, or in a Web-based environment.

We offer a broad range of consulting services and provide product support services and industry solutions. We also provide training and certification to developers and information technology professionals about our Server and Tools and Client platform products.

PAGE	4

 Part I

Item 1

Approximately 45% of Server and Tools revenue comes from multi-year licensing agreements, approximately 25% is purchased through fully packaged product and transactional volume licensing programs, and approximately 10% comes from licenses sold to OEMs. The remainder of Server and Tools revenue comes from consulting and product support services.

Major releases from Server and Tools in fiscal year 2008 included Windows Server 2008 and Visual Studio 2008. Windows Server 2008 provides virtualization technologies, security enhancements, new Internet tools and infrastructure, and management utilities while Visual Studio 2008 provides rapid application development, team collaboration tools, and advances in building connected applications. In fiscal year 2009, we plan to release Microsoft SQL Server 2008 which will deliver advances in database scalability, performance, security, and policy-based management.

Products and Services:    Windows Server operating system; Microsoft SQL Server; Microsoft Enterprise Services; product support services; Visual Studio; System Center products; Forefront security products; Biz Talk Server; MSDN; and other products and services.

Competition

Our server operating system products face intense competition from a wide variety of server operating systems and server applications, offered by companies with a variety of market approaches. Vertically integrated computer manufacturers such as Hewlett-Packard, IBM, and Sun Microsystems offer their own versions of the Unix operating system preinstalled on server hardware. Nearly all computer manufacturers offer server hardware for the Linux operating system and many contribute to Linux operating system development. The competitive position of Linux has also benefited from the large number of compatible applications now produced by many leading commercial software developers and non-commercial software developers. A number of companies supply versions of Linux, including Novell and Red Hat. Server virtualization platform providers, such as VMware, are another form of competition for the Windows server operating system.

We have entered into business and technical collaboration agreements with Novell and other Linux providers to build, market, and support a series of solutions to enhance the interoperability of our products with their virtualization, management, and network security solutions, and to provide each other’s customers with patent coverage for their respective products.

We compete to provide enterprise-wide computing solutions with several companies that offer solutions and middleware technology platforms. IBM and Sun Microsystems lead a group of companies focused on the Java 2 Platform Enterprise Edition (J2EE). Commercial software developers that provide competing server applications for PC-based distributed client/server environments include CA, Inc., IBM, and Oracle. Our Web application platform software competes with open source software such as Linux, Apache, MySQL, and PHP, and we compete against Java middleware such as JBoss, Geronimo, and Spring Framework.

Numerous commercial software vendors offer competing commercial software applications for connectivity (both Internet and intranet), security, hosting, and e-business servers. System Center competes with Hewlett-Packard, BMC, CA, Inc., and IBM in the management of information technology infrastructures, while our Forefront line of business security products compete with McAfee, Symantec, and Trend Micro in protecting both client and server applications. Our products for software developers compete against offerings from Adobe, BEA Systems, Borland, IBM, Oracle, Sun Microsystems, and other companies. These offerings include open source projects like Eclipse (sponsored by IBM and Oracle). We believe that our server products provide customers with advantages in innovation, performance, total costs of ownership, and productivity by delivering superior applications, development tools, and compatibility with a broad base of hardware and software applications, security, and manageability.

Online Services Business

The Online Services Business (“OSB”) consists of an on-line advertising platform with offerings for both publishers and advertisers, personal communications services such as email and instant messaging, online information offerings such as Live Search, and the MSN portals and channels around the world. We earn revenue primarily from online advertising, including search, display, and email and messaging services. Revenue is also generated through subscriptions and transactions generated from online paid services, from advertiser and publisher tools, digital marketing and advertising agency services, and from MSN narrowband Internet access subscribers. We continue to launch new online offerings and expect to do so in the future. During fiscal year 2008, we launched new releases of

PAGE	5

 Part I

Item 1

Windows Live Search, the Windows Live suite of applications and services, and updated our MSN Video Service. In addition, we launched a new release of adCenter, our proprietary advertising platform, and also expanded our advertising platform portfolio through acquisitions.

We acquired a number of companies during the fiscal year, the most significant of which was aQuantive, Inc., a digital marketing business that we expect will play a key role in the future development of our Online Services Business. We believe the acquisition will help us build and support next-generation advertiser and publisher solutions for cross media planning, video-on-demand, and Internet protocol television.

Products:    Live Search; MSN; MapPoint; MSN Internet Access; MSN Premium Web Services (consisting of MSN Internet Software Subscription, MSN Hotmail Plus, and MSN Software Services); Windows Live; MSN Mobile Services; AvenueA Razorfish media agency services; Atlas online tools for advertisers; and the Drive PM ad network for publishers.

Competition

OSB competes with AOL, Google, Yahoo!, and a wide array of Web sites and portals that provide content and online offerings of all types to end users. We compete with these organizations to provide advertising opportunities for merchants. OSB also competes for narrowband Internet access users with AOL, Earthlink, and other ISPs for dial-up Internet access in the United States. The Internet advertising industry has grown significantly over the past several years, and we anticipate that this trend will continue. Competitors are aggressively developing Internet offerings that seek to provide more effective ways of connecting advertisers with audiences through enhanced functionality in communication services, improvements in information services such as Internet search, and improved advertising infrastructure and support services. We have developed our own algorithmic search engine to provide end users with more relevant search results, expanded search services, and a broader selection of content. To support the growth of our advertising business, we also are investing in our communication services, technology, operations, and sales efforts. We will continue to introduce new products and services, including Windows Live services that are aimed at attracting additional users through improvements in the user online experience. As consumers migrate from narrowband to broadband Internet access, we expect our narrowband Internet access subscriber base to continue to decline and this portion of our business to decrease in importance. We believe that we can compete effectively across the breadth of our Internet services by providing users with software innovation in the form of information and communication services that help them find and use the information and experiences they want online and by providing merchants with effective advertising results through improved systems and sales support.

Microsoft Business Division

Microsoft Business Division (“MBD”) offerings consist of the Microsoft Office system and Microsoft Dynamics business solutions. Microsoft Office system products are designed to increase personal, team, and organization productivity through a range of programs, services, and software solutions. Growth of revenue from the Microsoft Office system offerings, which generate over 90% of MBD revenue, depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other information worker areas such as content management, enterprise search, collaboration, unified communications and business intelligence. Microsoft Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises.

We evaluate MBD results based upon the nature of the end user in two primary parts—business revenue which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue, and consumer revenue which includes revenue from retail packaged product sales and OEM revenue. Approximately 80% of MBD revenue is generated from sales to businesses. Revenue from this category generally depends upon the number of information workers in a licensed enterprise and is therefore relatively independent of the number of PCs sold in a given year. Approximately 20% of MBD revenue is derived from sales to consumers. Most of this revenue is generated from new licenses acquired through fully packaged products and licenses sold through OEMs for new PCs and is generally affected by the level of PC shipments and product launches.

Products:    Microsoft Office; Microsoft Project; Microsoft Visio; Microsoft Office SharePoint Server; Microsoft PerformancePoint; Microsoft Office Live; FAST ESP; Microsoft Exchange Server; Microsoft Exchange Hosted Services; Microsoft Office Live Meeting; Microsoft Office Communication Server; Microsoft Office Communicator;

PAGE	6

 Part I

Item 1

Microsoft Tellme Service, Microsoft Dynamics AX; Microsoft Dynamics CRM; Microsoft Dynamics CRM Online; Microsoft Dynamics GP; Microsoft Dynamics NAV; Microsoft Dynamics SL; Microsoft Dynamics Retail Management System; Microsoft Partner Program; and Microsoft Office Accounting.

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

As we continue to respond to market demand for additional functionality and products, we will compete with additional vendors, most notably in enterprise content management and search, collaboration tools, unified communications, and business intelligence. These competitors include Autonomy, Cisco, Endeca, Google, IBM, Oracle, and SAP.

Our Microsoft Dynamics products compete with well-known vendors such as Intuit and Sage in the market focused on providing solutions for small and mid-sized businesses. The market for large organizations and divisions of global enterprises is intensely competitive with a small number of primary vendors including Oracle and SAP. These vendors are positioning many of their business applications to focus more intensely on small and mid-sized businesses. Additionally Salesforce.com’s on-demand customer relationship management offerings compete directly with Microsoft Dynamics CRM Online and Microsoft Dynamic CRM’s on-premise offerings. We believe our products compete effectively with these vendors based on our strategy of providing interoperable, adaptable solutions that work well with technologies our customers already have.

Entertainment and Devices Division

The Entertainment and Devices Division (“EDD”) is responsible for developing, producing, and marketing the Xbox video game system, including consoles and accessories, third-party games, games published under the Microsoft brand, and Xbox Live operations, as well as research, sales, and support of those products. In addition to Xbox, we offer the Zune digital music and entertainment device; PC software games; online games; Mediaroom, our Internet protocol television software; mobile and embedded device platforms, Surface computing platform; and other devices. EDD also leads the development efforts of our line of consumer software and hardware products including application software for Macintosh computers and Microsoft PC hardware products, and is responsible for all retail sales and marketing for Microsoft Office and the Windows operating systems.

Products:    Xbox 360 console and games; Xbox Live; Zune; Mediaroom; numerous consumer software and hardware products (such as mice and keyboards); Windows Mobile software and services platform; Windows Embedded device operating system; Windows Automotive; and Surface computing platform.

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

PAGE	7

 Part I

Item 1

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

In addition to competing against software published for non-Xbox platforms, our games business also competes with numerous companies that we have licensed to develop and publish software for the Xbox consoles. Zune competes with the Apple iPod and other digital music and entertainment devices. Our PC hardware products face aggressive competition from computer and other hardware manufacturers, many of which are also current or potential partners. Mediaroom faces competition primarily from a variety of competitors that provide elements of an Internet protocol television delivery platform, but that do not provide end-to-end solutions for the network operator. Windows Mobile software and services faces substantial competition from Apple, Nokia, Openwave Systems, Palm, QUALCOMM, Research In Motion, and Symbian. The embedded operating system business is highly fragmented with many competitive offerings. Key competitors include IBM, Wind River, and versions of embeddable Linux from commercial Linux vendors such as Metrowerks and MontaVista Software.

OPERATIONS

To serve the needs of customers around the world and to improve the quality and usability of products in international markets, we “localize” many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes, and translating text.

Our operational centers support all operations in their regions, including customer contract and order processing, credit and collections, information processing, and vendor management and logistics. The regional center in Ireland supports the European, Middle Eastern, and African region; the center in Singapore supports the Japan, Greater China and Asia-Pacific region; and the centers in Fargo, North Dakota, Puerto Rico, Redmond, Washington, and Reno, Nevada support Latin America and North America.

We contract most of our manufacturing activities for Xbox 360 and related games, Zune, various retail software packaged products, and Microsoft hardware to third parties. Our products may include some components that are available from only one or limited sources. Our Xbox 360 console includes certain key components that are supplied by a single source. The central processing unit is purchased from IBM and the graphics chips and embedded dynamic random access memory chips for the graphics processing unit are purchased from Taiwan Semiconductor Manufacturing Company and NEC Corporation, respectively. Although we have chosen to initially source these key Xbox 360 components from a single supplier, we are under no obligation to exclusively source components from these vendors in the future. Beyond the exceptions noted, we generally have the ability to use other custom manufacturers if the current vendor becomes unavailable. We generally have multiple sources for raw materials, supplies, and components, and are often able to acquire component parts and materials on a volume discount basis.

PRODUCT DEVELOPMENT

During fiscal years 2008, 2007, and 2006, research and development expense was $8.2 billion, $7.1 billion, and $6.6 billion, respectively. These amounts represented 14%, 14%, and 15%, respectively, of revenue in each of those years. We plan to continue to make significant investments in a broad range of research and product development efforts.

While most of our software products are developed internally, we also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products. We believe we are not materially dependent upon licenses and other agreements with third parties relating to the development of our products. Internal development allows us to maintain closer technical control over our products. It also gives us the freedom to decide which modifications and enhancements are most important and when they should be implemented. Generally, we also create product documentation internally. We strive to obtain information as early as

PAGE	8

 Part I

Item 1

possible about changing usage patterns and hardware advances that may affect software design. Before releasing new software platforms, we provide application vendors with a range of resources and guidelines for development, training, and testing.

Investing in Business and Product Development.    Innovation is a key factor in Microsoft’s growth. Our model for growth is based on broad adoption of the products and services we develop and market, our willingness to enter new markets, and our ability to embrace and act on disruptive technology trends. We continue our long-term commitment to research and develop, in a wide spectrum of technologies, tools, and platforms spanning communication and collaboration; information access and organization; entertainment; business and e-commerce; and devices. Increasingly, we are taking a global approach to innovation. While our main research and development facilities are located in Redmond, Washington, we also operate research facilities in other parts of the United States and around the world, including Canada, China, Denmark, England, India, Ireland, and Israel. This global approach will help us remain competitive in local markets and enables us to continue to attract top talent from across the globe.

Based on our broad focus on innovation and long-term approach to new markets, we see the following key opportunities for growth:

Consumer technology.    To build on our strength in the consumer marketplace with Windows Vista, the 2007 Microsoft Office System, Xbox 360, Microsoft Windows Live, Windows Mobile, and Zune, we are focused on delivering products that we believe are compelling and cutting edge in terms of design, features, and functionality. To succeed in consumer technologies, we also are working to define the next era of consumer electronics. In the past, consumer electronics was a hardware-centric business; today, the innovation in consumer electronics devices lies in the software that powers them. This is creating new opportunities for us to deliver end-to-end experiences that connect users to information, communications, entertainment, and people in new and compelling ways.

Software plus services.    Underlying our opportunities in all of our businesses is a company-wide commitment to embrace software plus services. The ability to combine the power of desktop and server software with the reach of the Internet represents an opportunity across every one of our businesses. As we continue to build out our services platform, we will bring a broad range of new products and service offerings to market that target the needs of large enterprises, small and medium-sized businesses, and consumers.

Expanding our presence on the desktop, the server, and with developers.    We believe we are well-positioned to build on our strength with businesses of all sizes and with developers. Fiscal year 2008 saw widespread adoption of Windows Vista and the 2007 Microsoft Office system and the launch of Windows Server 2008, SQL Server 2008, and Visual Studio 2008. We will continue to focus expanding adoption of these products in fiscal year 2009, and in providing additional value in security, messaging, systems management, and collaboration. We also continue to focus on developers with the release of new tools such as Silverlight. We will continue to pursue new opportunities in high-performance computing, unified communications, healthcare, and business intelligence. Emerging markets are also an important opportunity for us.

DISTRIBUTION, SALES AND MARKETING

We distribute our products primarily through the following channels: OEM; distributors and resellers; and online.

OEM.    Our operating systems are licensed primarily to OEMs under agreements that grant OEMs the right to build computing devices based on our operating systems, principally PCs. Under similar arrangements, we also market and license certain server operating systems, desktop applications, hardware devices, and consumer software products to OEMs. We have OEM agreements covering one or more of our products with virtually all of the major PC OEMs, including Acer, Dell, Fujitsu, Fujitsu Siemens Computers, Gateway, Hewlett-Packard, Lenovo, NEC, Samsung, Sony, and Toshiba. A substantial amount of OEM business is also conducted with system builders, which are low-volume, customized PC vendors operating in local markets.

Distributors and Resellers.    We license software to organizations under arrangements that allow the end-user customer to acquire multiple licenses of products. Organizations license our products primarily through large account resellers (“LARs”), direct market resellers, and value-added resellers (“VARs”). Many organizations that license products through enterprise agreements transact directly with us, with sales support from our Enterprise Software Advisor channel partners. These Enterprise Software Advisors typically are also authorized as LARs and operate as resellers for our other licensing programs. Although each type of reselling partner reaches organizations of all sizes,

PAGE	9

 Part I

Item 1

LARs are primarily engaged with large organizations and VARs typically reach the small- and medium-sized organizations. Some of our distributors include Ingram Micro and Tech Data, and some of our largest resellers include CDW, Dell, Insight Enterprises, Software House International, and Software Spectrum. Our Microsoft Dynamics software offerings are licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services. We distribute our finished goods products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Individual consumers obtain our products primarily through retail outlets, including Best Buy, Target, and Wal-Mart. We have a network of field sales representatives and field support personnel that solicits orders from distributors and resellers and provides product training and sales support.

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

Open licensing.    Designed primarily for small-to-medium organizations (5 to over 250 licenses), this program allows customers to acquire perpetual licenses and, at the customer’s election, rights to future versions of software products over a specified time period (generally two years). The offering that conveys rights to future versions of certain software product over the contract period is called Software Assurance. Software Assurance also provides support, tools, and training to help customers deploy and use software efficiently. Under the Open program, customers can acquire licenses only, or licenses with Software Assurance. They can also renew Software Assurance upon the expiration of existing volume licensing agreements.

Select licensing.    Designed primarily for medium-to-large organizations (greater than 250 licenses), this program allows customers to acquire perpetual licenses and, at the customer’s election, Software Assurance, which consists of rights to future versions of certain software products, support, tools, and training over a specified time period (generally three years). Similar to the Open program, customers can acquire licenses only, acquire licenses with Software Assurance, or renew Software Assurance upon the expiration of existing volume licensing agreements.

Enterprise Agreement licensing.    The Enterprise Agreement is targeted at medium and large organizations that want to acquire perpetual licenses to software products for all or substantial parts of their enterprise, along with rights to future versions of certain software products, support, tools, and training over a specified time period (generally three years).

Online.    We distribute online content and services through Live Search, Windows Live, Office Live, our MSN portals and channels, the Microsoft Online Services platform, which includes offerings for business, and other online channels. OSB delivers Internet access and various premium services and tools to consumers. OSB also delivers online email and messaging communication services and information services such as online search, advertising, and premium content. EDD operates the Xbox Live service which allows customers to participate in the gaming experience online with other subscribers. We operate and deliver the Microsoft Small Business Center portal. This portal provides tools and expertise for small-business owners to build, market, and manage their businesses online. Other services delivered online include Microsoft Developer Networks subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling our products and solutions.

CUSTOMERS

Our customers include individual consumers, small and medium-sized organizations, enterprises, governmental institutions, educational institutions, Internet service providers, application developers, and OEMs. Consumers and small- and medium-sized organizations obtain our products primarily through resellers and OEMs. No sales to an individual customer accounted for more than 10% of fiscal year 2008 or 2007 revenue. Sales to Dell and its subsidiaries accounted for approximately 11% of fiscal year 2006 revenue. These sales were made primarily through our OEM and volume licensing channels and cover a broad array of products including Windows PC operating systems, Microsoft Office, and server products. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

PAGE	10

 Part I

Item 1

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of July 31, 2008 were as follows:

Name	Age	Position with the Company
Steven A. Ballmer	52	Chief Executive Officer
Robert J. (Robbie) Bach	46	President, Entertainment and Devices Division
Lisa E. Brummel	48	Senior Vice President, Human Resources
Stephen A. Elop	44	President, Microsoft Business Division
Kevin R. Johnson	47	President, Platforms and Services Division
Christopher P. Liddell	50	Senior Vice President and Chief Financial Officer
Robert L. Muglia	48	Senior Vice President, Server and Tools
Craig J. Mundie	59	Chief Research and Strategy Officer
Raymond E. Ozzie	52	Chief Software Architect
Jeffrey S. Raikes	50	President, Microsoft Business Division
Bradford L. Smith	49	Senior Vice President; General Counsel and Secretary
Brian Kevin Turner	43	Chief Operating Officer

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

Ms. Brummel was named Senior Vice President, Human Resources in December 2005. She had been Corporate Vice President, Human Resources since April 2005. From 1995 to April 2005, she had been Corporate Vice President of the Home & Retail Division. Since joining Microsoft in 1989, Ms. Brummel has held a number of management positions, including general manager of the Consumer Productivity business and product unit manager of several product lines.

Mr. Elop was named President, Microsoft Business Division in January 2008. Prior to joining the Company, Mr. Elop served as Chief Operating Officer of Juniper Networks, Inc. from January 2007 to January 2008. From December 2005 to December 2006, he served as President of Worldwide Field Operations at Adobe Systems Inc. Mr. Elop joined Adobe following the 2005 acquisition of Macromedia Inc., where he was President and Chief Executive Officer from January 2005 to December 2005. During his almost eight-year tenure at Macromedia, Mr. Elop held many senior positions, including Chief Operating Officer, Executive Vice President of Worldwide Field Operations and General Manager of Macromedia’s eBusiness division.

Mr. Johnson was named President, Platforms and Services Division in January 2007. He had been Co-President of the Platforms and Services Division since September 2005. He held the position of Group Vice President, Worldwide Sales, Marketing and Services since March 2003. Before that position, he had been Senior Vice President, Microsoft Americas since February 2002 and Senior Vice President, U.S. Sales, Marketing, and Services since August 2001. Prior to assuming that role, he had been Vice President, U.S. Sales, Marketing and Services. He joined Microsoft in 1992. In July 2008, Mr. Johnson announced his plans to resign from the Company.

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

Mr. Muglia was named Senior Vice President, Server and Tools Business in October 2005. Before holding that position, he had a number of leadership positions at Microsoft including Senior Vice President, Enterprise Storage Division since November 2001, Group Vice President, Personal Services Group since August 2000, Group Vice President, Business Productivity since December 1999, Senior Vice President, Business Productivity since March 1999, Senior Vice President, Applications and Tools since February 1998, and Corporate Vice President, Server Applications since 1997. He joined Microsoft in 1988.

PAGE	11

 Part I

Item 1, 1A

Mr. Mundie was named Chief Research and Strategy Officer in June 2006. He had been Senior Vice President and Chief Technical Officer, Advanced Strategies and Policy since August 2001. He was named Senior Vice President, Consumer Platforms in February 1996. Mr. Mundie joined Microsoft in 1992.

Mr. Ozzie was named Chief Software Architect in June 2006. He had been Chief Technical Officer from April 2005 to June 2006. He assumed that role in April 2005 after Microsoft acquired Groove Networks, a collaboration software company he formed in 1997.

Mr. Raikes was named President, Microsoft Business Division in September 2005. He had been Group Vice President, Information Worker Business since June 2004. Before that position, he had been Group Vice President, Productivity and Business Services since August 2000 and Group Vice President, Sales and Support since July 1998. Mr. Raikes joined Microsoft in 1981. In January 2008, he announced his plans to retire at the end of August 2008.

Mr. Smith was named Senior Vice President, General Counsel, and Secretary in November 2001. Mr. Smith was also named Chief Compliance Officer effective July 2002. He had been Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. He joined Microsoft in 1993.

Mr. Turner was named Chief Operating Officer in September 2005. Before joining Microsoft, he was Executive Vice President of Wal-Mart Stores, Inc. and President and Chief Executive Officer of the Sam’s Club division. From September 2001 to August 2002, he served as Executive Vice President and Chief Information Officer of Wal-Mart’s Information Systems Division. From March 2000 to September 2001, he served as its Senior Vice President and Chief Information Officer of the Information Systems Division.

EMPLOYEES

As of June 30, 2008, we employed approximately 91,000 people on a full-time basis, 55,000 in the United States and 36,000 internationally. Of the total, 35,000 were in product research and development, 26,000 in sales and marketing, 17,000 in product support and consulting services, 4,000 in manufacturing and distribution, and 9,000 in general and administration. Our success is highly dependent on our ability to attract and retain qualified employees. None of our employees are subject to collective bargaining agreements.

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

ITEM 1A.    RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Challenges to our business model may reduce our revenues and operating margins.    Our business model has been based upon customers paying a fee to license software that we develop and distribute. Under this license-based software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. Certain “open source” software business models challenge our license-based software model. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. A number of commercial firms compete with us using an open source business model by modifying and then distributing open source software to end users at nominal cost and earning revenue on complementary services and products. These firms do not bear the full costs of research and development for the software. Some of these firms may build upon Microsoft ideas that we provide to them free or at low royalties in connection with our interoperability initiatives. To the extent open source software gains increasing market acceptance, our sales, revenue and operating margins may decline.

PAGE	12

 Part I

Item 1A

Another development is the business model under which companies provide content, and software in the form of applications, data, and related services, over the Internet in exchange for revenues primarily from advertising or subscriptions. An example of an advertising-funded business model is Internet search, where providing a robust alternative is particularly important and challenging due to the scale effects enjoyed by a single market dominant competitor. Advances in computing and communications technologies have made this model viable and enabled the rapid growth of some of our competitors. We are devoting significant resources toward developing our own competing software plus services strategies. It is uncertain whether these strategies will be successful.

An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A competing vertically-integrated model, in which a single firm controls both the software and hardware elements of a product, has been successful with certain consumer products such as personal computers, mobile phones and digital music players. We also offer vertically-integrated hardware and software products; however, efforts to compete with the vertically integrated model may increase our cost of sales and reduce operating margins.

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

We may not be able to adequately protect our intellectual property rights.    Protecting our global intellectual property rights and combating unlicensed copying and use of software and other intellectual property is difficult. While piracy adversely affects U.S. revenue, the impact on revenue from outside the U.S. is more significant, particularly in countries where laws are less protective of intellectual property rights. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Throughout the world, we actively educate consumers about the benefits of licensing genuine products and obtaining indemnification benefits for intellectual property risks, and we educate lawmakers about the advantages of a business climate where intellectual property rights are protected. However, continued educational and enforcement efforts may fail to enhance revenue. Reductions in the legal protection for software intellectual property rights could adversely affect revenue.

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

PAGE	13

 Part I

Item 1A

Security vulnerabilities in our products could lead to reduced revenues or to liability claims.    Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products. Although this is an industry- wide problem that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to address security vulnerabilities through:

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

The European Commission closely scrutinizes the design of high-volume Microsoft products and the terms on which we make certain technologies used in these products, such as file formats, programming interfaces, and protocols, available to other companies. In 2004, the Commission ordered us to create new versions of Windows that do not include certain multimedia technologies and to provide our competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. The Commission’s impact on product design may limit our ability to innovate in Windows or other products in the future, diminish the developer appeal of the Windows platform, and increase our product development costs. The availability of licenses related to protocols and file formats may enable competitors to develop software products that better mimic the functionality of our own products which could result in decreased sales of our products.

Government regulatory actions and court decisions may hinder our ability to provide the benefits of our software to consumers and businesses, thereby reducing the attractiveness of our products and the revenues that come from them. New actions could be initiated at any time, either by these or other governments or private claimants, including with respect to new versions of Windows or other Microsoft products. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

•

We may have to choose between withdrawing products from certain geographies to avoid fines or designing and developing alternative versions of those products to comply with government rulings, which may entail removing functionality that customers want or on which developers rely.

PAGE	14

 Part I

Item 1A

•	We may be required to make available licenses to our proprietary technologies on terms that do not reflect their fair market value or do not protect our associated intellectual property.

•	The rulings described above may be cited as a precedent in other competition law proceedings.

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

Our business depends on our ability to attract and retain talented employees.    Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

Delays in product development schedules may adversely affect our revenues.    The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our increasing focus on software plus services also presents new and complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our revenue.

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

PAGE	15

 Part I

Item 1A

uncertain. We regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made.

Our vertically-integrated hardware and software products may experience quality or supply problems.    Our hardware products such as the Xbox 360 console are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. We obtain some components of our hardware devices from sole suppliers. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Either component shortages or excess or obsolete inventory may require us to record charges to cost of revenue. Xbox 360 consoles are assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenues and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.    Under generally accepted accounting principles, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

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

PAGE	16

 Part I

Item 1A, 1B, 2

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

We may experience outages and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic and complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our Web sites and to introduce new products and services and support existing services such as Xbox Live, Windows Live, and Office Live. This expansion is expensive, complex, and could result in inefficiencies or operational failures, which could diminish the quality of our products, services, and user experience, resulting in damage to our reputation and loss of current and potential users, subscribers, and advertisers, harming our operating results and financial condition.

Other risks that may affect our business.    Other factors that may affect our performance may include sales channel disruption, such as the bankruptcy of a major distributor, and our ability to implement operating cost structures that align with revenue growth.

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2008 that remain unresolved.

ITEM 2.    PROPERTIES

Our corporate offices consist of approximately 13 million square feet of office space located in King County, Washington: nine million square feet of owned space situated on approximately 500 acres of land we own at our corporate campus in Redmond, Washington and approximately four million square feet of space we lease. We own approximately two million square feet of office space domestically (outside of the Puget Sound corporate campus) and lease many sites domestically totaling approximately four million square feet of office space.

We occupy many sites internationally, totaling approximately two million square feet that is owned and approximately eight million square feet that is leased. Facilities that we own include our European Operations Center in Dublin, Ireland; the India Development Center in Hyderabad, India; and a facility in Reading, UK. The largest leased office spaces include the following locations: Beijing and Shanghai, China; Bangalore, India; Dublin, Ireland; Tokyo, Japan; Mississauga, Canada; Taipei, Taiwan; Seoul, Korea; Sydney, Australia; and Milan, Italy. In addition to the above locations, we have a disk duplication and digital distribution facility in Humacao, Puerto Rico, a facility in Singapore for our Asia Pacific Operations Center and Regional headquarters, and various product development facilities, both domestically and internationally, as described in the “Product Development” section above.

Our facilities are fully used for current operations of all segments, and suitable additional spaces are available to accommodate expansion needs. We have a development agreement with the City of Redmond under which we may currently develop approximately 850,000 square feet of additional facilities at our corporate campus in Redmond, Washington. In addition, we own 63 acres of undeveloped land in Issaquah, Washington, that can accommodate approximately one million square feet of office space.

PAGE	17

 Part I

Item 3, 4

ITEM 3.    LEGAL PROCEEDINGS

In March 2004, the European Commission issued a competition law decision that, among other things, ordered us to license certain Windows server protocol technology to our competitors. In March 2007, the European Commission issued a statement of objections claiming that the pricing terms we proposed for licensing the technology as required by the March 2004 decision were “not reasonable.” Following additional steps we took to address these concerns, the Commission announced on October 22, 2007 that we were in compliance with the March 2004 decision and that no further penalty should be imposed from that date. In February 2008, the Commission issued a fine of $1.4 billion (€899 million) related to the period prior to October 22, 2007. In May 2008, we filed an application with the European Court of First Instance to annul the fine.

See Note 15 – Contingencies of the Notes to Financial Statements (Part II, Item 8) for information about legal proceedings in which we are involved.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2008.

PAGE	18

 Part II

Item 5

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on The NASDAQ Stock Market under the symbol MSFT. On July 28, 2008, there were 145,903 registered holders of record of our common stock. The high and low common stock sales prices per share were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal year 2008
Common stock price per share:
High	$31.84	$37.50	$35.96	$32.10	$37.50
Low	27.51	29.29	26.87	27.11	26.87

Fiscal year 2007
Common stock price per share:
High	$27.52	$30.26	$31.48	$31.16	$31.48
Low	22.23	27.15	26.60	27.56	22.23

See Note 16 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8) for information regarding dividends approved by our Board of Directors in fiscal years 2008 and 2007.

On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.0 billion tender offer which was completed on August 17, 2006; and authorization for up to an additional $20.0 billion ongoing share repurchase program that expires on June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.0 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we were authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. The repurchase program may be suspended or discontinued at any time without prior notice. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1. We repurchased common stock in each quarter of fiscal year 2008 using available cash resources as follows:

Period	Total number of shares purchased	Average price paid per share

July 1, 2007 – September 30, 2007	80,597,986	$29.14
October 1, 2007 – December 31, 2007	119,614,762	$34.12
January 1, 2008 – March 31, 2008	30,160,464	$33.82
April 1, 2008 – June 30, 2008	171,474,350	$29.01

Total share repurchases in fiscal year 2008	401,847,562

Common stock repurchases in the fourth quarter of fiscal year 2008 were as follows:

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Approximate dollar value of shares that may yet be purchased under the plans or programs (in millions)

April 1, 2008 – April 30, 2008	–	$–	–	$7,688
May 1, 2008 – May 31, 2008	82,151,000	$29.77	82,151,000	$5,243
June 1, 2008 – June 30, 2008	89,323,350	$28.31	89,323,350	$2,714

	171,474,350		171,474,350

PAGE	19

 Part II

Item 6

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Fiscal Year Ended June 30,	2008	2007	2006	2005	2004

Revenue	$60,420	$51,122	$44,282	$39,788	$36,835
Operating income	$22,492	$18,524	$16,472	$14,561	$9,034
Net income	$17,681	$14,065	$12,599	$12,254	$8,168
Diluted earnings per share	$1.87	$1.42	$1.20	$1.12	$0.75
Cash dividends declared per share	$0.44	$0.40	$0.35	$3.40	$0.16
Cash, cash equivalents, and short-term investments	$23,662	$23,411	$34,161	$37,751	$60,592
Total assets	$72,793	$63,171	$69,597	$70,815	$94,368
Long-term obligations	$6,621	$8,320	$7,051	$5,823	$4,574
Stockholders’ equity	$36,286	$31,097	$40,104	$48,115	$74,825

PAGE	20

 Part II

Item 7

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR FISCAL YEARS 2008, 2007, AND 2006

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products and services for many different types of computing devices. Our software products and services include operating systems for servers, personal computers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; high-performance computing applications; software development tools; and video games. We provide consulting and product support services, and we train and certify computer system integrators and developers. We also design and sell hardware including the Xbox 360 video game console, the Zune digital music and entertainment device, and peripherals. Online offerings and information are delivered through Live Search, Windows Live, Office Live, our MSN portals and channels, and the Microsoft Online Services platform which includes offerings for businesses such as Microsoft Dynamics CRM Online, Exchange Hosted Services, Exchange Online, and SharePoint Online. We enable the delivery of online advertising across our broad range of digital media properties and on Live Search through our proprietary adCenter® platform.

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

We intend to sustain the long-term growth of our businesses through technological innovation, engineering excellence, and a commitment to delivering high-quality products and services to customers and partners. Recognizing that one of our primary challenges is to help accelerate worldwide PC adoption and software upgrades, we continue to advance the functionality, security, and value of Windows operating systems and to develop operating system versions targeted at emerging markets. We also are increasing our focus on selling our products in emerging markets and reducing the amount of unlicensed software used in those markets. In addition, we continue to develop innovative software applications and solutions that we believe will enhance the productivity of information workers, improve communication and collaboration in work groups, aid business intelligence, and streamline processes for small and mid-sized businesses. To sustain the growth of our Server and Tools business amid competition from other vendors of proprietary and open source software, our goal is to deliver products that provide the best platform for network computing – software that is easiest to deploy and manage, and that is most secure – with the lowest total cost of ownership.

We continue to invest in research and development in existing and new lines of business, including online solutions, business solutions, mobile computing, communication, entertainment, and other areas that we believe may contribute to our long-term growth. We also invest in research and development of advanced technologies for future software products. We believe that delivering innovative and high-value solutions through our integrated platform is the key to meeting customer needs and to our future growth.

We believe that over the last few years we have laid a foundation for long-term growth by delivering innovative products, creating opportunities for partners, improving customer satisfaction with key audiences, and improving our internal business processes. Our focus in fiscal year 2009 is to continue to build on this foundation and to continue to execute well in key areas, including continuing to innovate on our integrated software platform, responding effectively to customer and partner needs, and continuing to focus internally on product excellence, business efficacy, and accountability across the company.

PAGE	21

 Part II

Item 7

Key market opportunities include:

Consumer technology.    We are focused on delivering consumer software products that we believe are compelling in terms of design, features, and functionality. We also are working to define the next era of consumer electronics through the development of innovative software that runs on a wide range of devices and connects people quickly and easily to the information, experiences, and communities they care about.

Software plus services.    The ability to combine the power of desktop and server software with the reach of the Internet represents an opportunity across every one of our businesses. We believe our software plus services approach will enable us to deliver new experiences to end users and new value to businesses.

Expanding our presence on the desktop, the server, and with developers.    Through our ability to deliver additional value in security, messaging, systems management, and collaboration, and new technology for high-performance computing, unified communications, and business intelligence, we believe we are well-positioned to build on our strength with businesses of all sizes and with developers. Fiscal year 2008 saw widespread adoption of Windows Vista and the 2007 Microsoft Office system and the launch of Windows Server 2008, SQL Server 2008, and Visual Studio 2008.

Summary of Results for Fiscal Years 2008, 2007, and 2006

(In millions, except percentages)	2008	2007	2006	Percentage Change 2008 versus 2007	Percentage Change 2007 versus 2006

Revenue	$60,420	$51,122	$44,282	18%	15%
Operating income	$22,492	$18,524	$16,472	21%	12%
Diluted earnings per share	$1.87	$1.42	$1.20	32%	18%

Fiscal year 2008 compared with fiscal year 2007

Revenue growth was driven primarily by increased licensing of the 2007 Microsoft Office system, increased Xbox 360 platform sales, increased revenue associated with Windows Server and SQL Server, and increased licensing of Windows Vista. Foreign currency exchange rates accounted for a $1.6 billion or three percentage point increase in revenue during the year.

Operating income increased primarily reflecting increased revenue, partially offset by increased headcount-related expenses, increased costs for legal settlements and legal contingencies, and increased cost of revenue. Headcount-related expenses increased 12%, reflecting an increase in headcount during the year. We incurred $1.8 billion of legal charges during the year primarily related to the European Commission fine of $1.4 billion (€899 million) as compared with $511 million of legal charges during the prior year. Cost of revenue increased $905 million or 8%, reflecting increased data center and equipment costs, online content expenses, and increased costs associated with the growth in our consulting services, partially offset by decreased Xbox 360 costs. The decreased Xbox 360 costs reflect the $1.1 billion charge in fiscal year 2007 related to the expansion of our Xbox 360 warranty coverage as discussed below, partially offset by increased Xbox 360 product costs reflecting growth in unit console sales.

The diluted earnings per share growth was impacted by the $1.1 billion Xbox 360 charge in fiscal year 2007 and current year share repurchases.

Fiscal year 2007 compared with fiscal year 2006

Revenue growth was driven primarily by licensing of the 2007 Microsoft Office system and Windows Vista, increased revenue associated with SQL Server, Windows Server, and Visual Studio, and increased Xbox 360 platform sales. Foreign currency exchange rates did not have a significant impact on consolidated revenue during the year.

Operating income growth was driven primarily by increased revenue and decreased costs for legal settlements and legal contingencies, partially offset by increased cost of revenue associated with Xbox 360 and Windows Vista, increased OSB data centers costs, and increased sales and marketing expenses. In July 2007, we expanded our global Xbox 360 warranty coverage to three years from the date of purchase for a general hardware failure indicated by three flashing red lights. As a result, we recorded a $1.1 billion charge in fiscal year 2007 for anticipated costs under the warranty policy, inventory write-downs, and product returns. The increase in sales and marketing expenses

PAGE	22

 Part II

Item 7

was primarily driven by increased headcount-related expenses and marketing costs related to product launches. Headcount-related expenses increased 18%, driven by an increase in headcount during the year.

Fiscal Year 2009 Outlook

Global macroeconomic factors have a strong correlation to demand for our software, services, hardware, and online offerings. In fiscal year 2009, we expect a broad continuation of the economic conditions and demand we experienced during the latter part of fiscal year 2008. In fiscal year 2009, we expect double digit revenue growth and we estimate PC shipments will grow between 12% and 14%. Within the overall PC market, we expect current trends to continue with consumer segment growth exceeding that of the business segment and emerging market growth exceeding that of mature markets.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

The revenue and operating income (loss) amounts in this section are presented on a basis consistent with U.S. Generally Accepted Accounting Principles (“GAAP”) and include certain reconciling items attributable to each of the segments. The segment information appearing in Note 19 – Segment Information of the Notes to Financial Statements (Part II, Item 8) is presented on a basis consistent with the Company’s internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from our segment operating results and is presented separately. Prior period amounts have been recast to conform to the way we internally manage and monitor performance at the segment level during the current period.

Client

(In millions, except percentages)	2008	2007	2006	Percentage Change 2008 versus 2007	Percentage Change 2007 versus 2006

Revenue	$16,865	$14,976	$13,107	13%	14%
Operating income	$13,052	$11,467	$10,208	14%	12%

Client offerings consist of premium and standard edition Windows operating systems. Premium editions are those that include additional functionality and are sold at a price above our standard editions. Premium editions include Windows Vista Business, Windows Vista Home Premium, Windows Vista Ultimate, Windows Vista Enterprise, Windows XP Professional, Windows XP Media Center Edition, and Windows XP Tablet PC Edition. Standard editions include Windows Vista Home Basic and Windows XP Home. Client revenue growth generally correlates with the growth of PC purchases from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue. The differences between unit growth rates and revenue growth rates from year to year are affected by changes in the mix of OEM Windows operating systems licensed with premium edition operating systems as a percentage of total OEM Windows operating systems licensed (“OEM premium mix”), changes in the geographical mix, and changes in the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders.

Fiscal year 2008 compared with fiscal year 2007

Client revenue increased reflecting growth in licensing of Windows Vista. By the end of fiscal year 2008, more than 180 million Windows Vista licenses had been sold (approximately 130 million were sold during fiscal year 2008) and millions of enterprise seats had been deployed. OEM revenue increased $1.7 billion or 13%, driven by 16% growth in OEM license units. Revenue from commercial and retail licensing of Windows operating systems increased $209 million or 8%, primarily from Enterprise Agreements and anti-piracy efforts in emerging markets. During the year, the OEM premium mix increased seven percentage points to 74%, reflecting strong demand for Windows Vista Home Premium. Based on our estimates, total worldwide PC shipments from all sources grew approximately 12% to 14%, driven by demand in both emerging and mature markets.

PAGE	23

 Part II

Item 7

Client operating income increased reflecting increased revenue, partially offset by increased sales and marketing expenses and cost of revenue. Sales and marketing expenses increased $149 million or 10%, primarily reflecting increased expenses associated with our corporate sales force. Cost of revenue increased $115 million or 13%, primarily driven by Windows Vista product costs.

Fiscal year 2007 compared with fiscal year 2006

Client revenue increased primarily reflecting licensing of Windows Vista. OEM revenue increased $1.4 billion or 13% driven by 13% growth in OEM license units while revenue from commercial and retail licensing of Windows operating systems increased $447 million or 22%. During the year, the OEM premium mix increased 15 percentage points to 67%. We estimate total worldwide PC shipments from all sources grew 10% to 12% driven by demand in both emerging and mature markets.

Client operating income increased reflecting the increased revenue and decreased research and development costs, partially offset by increased Windows Vista product costs and sales and marketing expenses for launch-related programs. The decrease in research and development expenses reflected the capitalization of certain Windows Vista software development costs and completion of product development on Windows Vista. Headcount-related expenses decreased 7%, primarily driven by a decrease in headcount during the year.

Fiscal Year 2009 Outlook

We expect PC market growth will exceed Client revenue growth. We believe PC unit growth rates will be higher in the consumer segment than in the business segment and higher in emerging markets than in mature markets.

Server and Tools

(In millions, except percentages)	2008	2007	2006	Percentage Change 2008 versus 2007	Percentage Change 2007 versus 2006

Revenue	$13,170	$11,171	$9,665	18%	16%
Operating income	$4,593	$3,643	$2,868	26%	27%

Server and Tools concentrates on licensing products, applications, tools, content, and services that make information technology professionals and developers more productive and efficient. Server and Tools offerings consist of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, and other server products. We also offer developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server products can be run on-site, in a hosted environment, or in a Web-based environment. We use multiple channels for licensing, including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. We sell licenses both as one-time licenses and as multi-year volume licenses.

Fiscal year 2008 compared with fiscal year 2007

Server and Tools revenue increased reflecting growth in product and services revenue and included a favorable impact from foreign currency exchange rates of $464 million or four percentage points. Server and server application revenue (including CAL revenue) and developer tools revenue increased $1.4 billion or 15%, primarily driven by growth in volume licensing of Windows Server and SQL Server products. This growth reflects broad adoption of the Windows Platform and applications with the releases of Windows Server 2008 and Visual Studio 2008 during the fiscal year. Consulting and Premier and Professional product support services revenue increased $593 million or 29%, primarily due to higher demand for consulting and support services by corporate enterprises.

Server and Tools operating income increased primarily due to growth in high-margin product revenue, partially offset by increased sales and marketing expenses, cost of revenue, and research and development expenses. Sales and marketing expenses increased $475 million or 14%, due to higher expenses associated with our corporate sales force. Cost of revenue increased $394 million or 18%, reflecting the growth in Consulting and Premier and

PAGE	24

 Part II

Item 7

Professional product support services. Research and development expenses increased $183 million or 11%, primarily driven by increased headcount-related expenses. Headcount-related expenses increased 8%, driven by an increase in headcount during the year.

Fiscal year 2007 compared with fiscal year 2006

Server and server application revenue (including CAL revenue) and developer tools, training, and certification revenue increased $1.1 billion or 13%, and included a favorable impact from foreign currency exchange rates of $168 million or two percentage points. The increase in server and server application revenue was primarily driven by increased revenue associated with SQL Server, Windows Server, and Visual Studio. The results reflect broad adoption of Windows Server products, especially SQL Server which grew over 20%. Consulting and Premier and Professional product support services revenue increased $428 million or 26%, primarily due to higher demand for Premier services by corporate enterprises.

Server and Tools operating income increased reflecting the increased revenue, partially offset by growth in headcount-related expenses and cost of revenue for services. Headcount-related expenses increased 14%, driven by an increase in headcount during the year. Cost of revenue increased $260 million or 14%, reflecting growth in Consulting and Premier and Professional product support services.

Fiscal Year 2009 Outlook

We expect continued growth in both product and services revenue driven by strong customer demand for the recently released Windows Server 2008 and Visual Studio 2008 and upcoming release of SQL Server 2008.

Online Services Business

(In millions, except percentages)	2008	2007	2006	Percentage Change 2008 versus 2007	Percentage Change 2007 versus 2006

Revenue	$3,214	$2,441	$2,296	32%	6%
Operating income (loss)	$(1,233)	$(617)	$5	(100)%	*
*	Not meaningful

Online Services Business (“OSB”) consists of an on-line advertising platform with offerings for both publishers and advertisers, personal communications services such as email and instant messaging, online information offerings such as Live Search, and the MSN portals and channels around the world. We earn revenue primarily from online advertising, including search, display, and email and messaging services. Revenue is also generated through subscriptions and transactions generated from online paid services, from advertiser and publisher tools, digital marketing and advertising agency services, and from MSN narrowband Internet access subscribers. We continue to launch new online offerings and expect to do so in the future. During fiscal year 2008, we launched new releases of Windows Live Search, the Windows Live suite of applications and services, and updated our MSN Video Service. In addition, we launched a new release of adCenter and expanded our advertising platform portfolio.

During the first quarter of fiscal year 2008, we completed our acquisition of aQuantive, Inc. (“aQuantive”), a digital marketing business which we expect will play a key role in the development of our advertising business. aQuantive earns revenue from online advertising and from digital marketing and advertising agency services. We believe the acquisition will help us build and support next-generation advertiser and publisher solutions in environments such as cross-media planning, video-on-demand, and Internet protocol television. aQuantive was consolidated into our results of operations starting August 10, 2007, the acquisition date.

Proposed Acquisition of Yahoo! Inc.

To accelerate our advertising strategy, during fiscal year 2008 we submitted a proposal to the Yahoo! Inc. board of directors to acquire all of the outstanding shares of Yahoo!. After careful consideration, we determined that the price demanded by Yahoo! was not in the best interest of our shareholders and we withdrew our proposal to acquire the

PAGE	25

 Part II

Item 7

company. Subsequently, we submitted several proposals to purchase Yahoo!’s search business and make an investment in Yahoo!, all of which were rejected by Yahoo!. We continue to invest heavily in new tools, Web experiences, improved search performance, and advertiser satisfaction, and we will continue to seek to build our scale through organic growth, partnerships, and strategic acquisitions.

Fiscal year 2008 compared with fiscal year 2007

OSB revenue increased driven by increased online advertising revenue and the inclusion of aQuantive revenue, partially offset by decreased access revenue. Online advertising revenue increased $553 million or 31%, to $2.3 billion. This increase reflects growth in our existing online advertising business and includes aQuantive online advertising revenue of $161 million. Agency revenue, which is solely derived from aQuantive, was $345 million during the year. Access revenue decreased $98 million or 28%, to $256 million, reflecting migration of subscribers to broadband or other competitively-priced service providers. As of June 30, 2008, we estimate we had approximately 460 million Windows Live IDs compared with 382 million as of the same date last year.

OSB operating loss increased driven by increased cost of revenue and other operating expenses, partially offset by increased revenue. Cost of revenue increased $796 million or 71%, primarily driven by increased data center and equipment costs, online content expenses, and aQuantive-related expenses. Sales and marketing expenses increased $300 million or 35%, primarily due to increased amortization of customer-related intangible assets of $94 million, increased headcount-related expenses, and increased marketing costs. Research and development expenses increased $177 million or 18%, and general and administrative expenses increased $117 million or 175%, primarily reflecting increased headcount-related expenses and merger and acquisition-related expenses. Headcount-related expenses increased 24%, driven by an increase in headcount during the year.

Fiscal year 2007 compared with fiscal year 2006

OSB revenue increased driven primarily by advertising revenue which grew $283 million or 19%, to $1.8 billion. This increase was primarily due to growth in advertising for search, home page, email, and messaging services. The increase in advertising revenue was partially offset by a $156 million or 31% decrease in access revenue.

OSB operating loss increased driven primarily by increased cost of revenue which grew $336 million or 42%, and increased headcount-related expenses as a result of continued search and advertising platform investments. The increase in cost of revenue was primarily driven by increased data center costs, online content expenses, and royalties. Headcount-related expenses increased 31%, driven by an increase in headcount during the year.

Fiscal Year 2009 Outlook

We expect revenue, including advertising revenue, to increase in fiscal year 2009 as we begin to see returns from investments we have made, including our acquisition of aQuantive. We also expect operating expenses to increase as we continue to invest in our long-term strategy.

Microsoft Business Division

(In millions, except percentages)	2008	2007	2006	Percentage Change 2008 versus 2007	Percentage Change 2007 versus 2006

Revenue	$18,932	$16,402	$14,465	15%	13%
Operating income	$12,358	$10,777	$9,534	15%	13%

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

PAGE	26

 Part II

Item 7

Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises. We evaluate our results based upon the nature of the end user in two primary parts: business revenue, which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue, and consumer revenue, which includes revenue from retail packaged product sales and OEM revenue. In April 2008, we completed our acquisition of Fast Search & Transfer ASA (“FAST”), an enterprise search company. We believe the acquisition will broaden our enterprise search technology product offerings to businesses and will enable innovations in related areas such as our portal and content management.

Fiscal year 2008 compared with fiscal year 2007

MBD revenue increased reflecting growth in licensing of the 2007 Microsoft Office system and included a favorable impact from foreign currency exchange rates of $724 million or four percentage points. Business revenue increased $2.6 billion or 21%, primarily as a result of growth in volume licensing agreement revenue and strong transactional license sales to businesses. The increase in business revenue also included a 21% increase in Microsoft Dynamics customer billings. Consumer revenue decreased $80 million or 2%, reflecting the consumer launch of the 2007 Microsoft Office system in the prior fiscal year.

MBD operating income increased reflecting growth in revenue, partially offset by increased sales and marketing expenses, research and development expenses, and cost of revenue. Sales and marketing expenses increased $462 million or 13%, reflecting increased expenses associated with our corporate sales force. Research and development expenses increased $228 million or 18%, primarily driven by an increase in headcount-related expenses and a $35 million in-process research and development expense related to the acquisition of FAST. Cost of revenue increased $225 million or 29%, primarily driven by an increase in online services infrastructure costs and product costs related to retail packaged product sales. Headcount-related expenses increased 10%, driven by an increase in headcount during the year.

Fiscal year 2007 compared with fiscal year 2006

MBD revenue increased primarily reflecting licensing of the 2007 Microsoft Office system and included a favorable impact from foreign currency exchange rates of $247 million or two percentage points. Revenue from consumer sales increased $339 million or 10% while revenue from business sales increased $1.6 billion or 15%. The increase in business revenue included a 21% increase in Microsoft Dynamics customer billings.

MBD operating income increased reflecting the increased revenue, partially offset by increased sales and marketing expenses and cost of revenue primarily associated with the 2007 Microsoft Office system. The increase in sales and marketing expenses reflected increased headcount-related expenses, increased sales support costs from our Enterprise Software Advisor channel partners, and increased launch-related marketing expenses. Headcount-related expenses increased 8%, driven by an increase in headcount during the year.

Fiscal Year 2009 Outlook

We expect revenue to continue to increase over the prior year due to the strong performance of the 2007 Microsoft Office system and business demand for other applications. Fiscal year 2009 represents an important year in delivering on our software plus services strategy with the upcoming releases of Exchange Online, SharePoint Online, and Office Communication Server Online.

Entertainment and Devices Division

(In millions, except percentages)	2008	2007	2006	Percentage Change 2008 versus 2007	Percentage Change 2007 versus 2006

Revenue	$8,140	$6,069	$4,732	34%	28%
Operating income (loss)	$426	$(1,969)	$(1,339)	*	(47)%
*	Not meaningful

PAGE	27

 Part II

Item 7

Entertainment and Devices Division (“EDD”) offerings include the Xbox 360 platform (which includes the Microsoft Xbox video game console system, Xbox 360 video games, Xbox Live, and Xbox 360 accessories), the Zune digital music and entertainment platform, PC software games, online games and services, Mediaroom (our Internet protocol television software), the Surface computing platform, mobile and embedded device platforms, and other devices. EDD leads the development efforts for our line of consumer software and hardware products including application software for Macintosh computers and Microsoft PC hardware products, and is responsible for all retail sales and marketing for Microsoft Office and the Windows operating systems. In April 2008, we acquired Danger, Inc. (“Danger”), a software-as-a-service company that provides mobile operators with an integrated end-to-end solution to deliver mobile data and Internet services to their subscribers.

Fiscal year 2008 compared with fiscal year 2007

EDD revenue increased primarily due to increased Xbox 360 platform sales. Xbox 360 platform and PC game revenue increased $1.7 billion or 41% as a result of increased Xbox 360 console sales, video game sales led by Halo 3, Xbox Live revenue, and Xbox 360 accessory sales. We shipped 8.7 million Xbox 360 consoles during fiscal year 2008, compared with 6.6 million Xbox 360 consoles during fiscal year 2007.

EDD operating income increased primarily due to increased revenue and decreased cost of revenue, partially offset by increased research and development expenses and sales and marketing expenses. Cost of revenue decreased $683 million or 13%, reflecting the impact of the $1.1 billion Xbox 360 charge in fiscal year 2007 (which primarily related to the warranty expansion), partially offset by increased Xbox 360 product costs related to increased unit console sales. Research and development expenses increased $242 million or 18%, primarily reflecting increased headcount-related expenses and costs related to the acquisition of Danger, including a $24 million in-process research and development expense. Sales and marketing expenses increased $93 million or 8%, primarily reflecting increased headcount-related expenses and increased bad debt expense. Headcount-related expenses increased 21%, driven by an increase in headcount during the year.

Fiscal year 2007 compared with fiscal year 2006

EDD revenue increased primarily due to increased Xbox 360 platform and Zune sales. We shipped 6.6 million Xbox 360 consoles during fiscal year 2007 as compared to 5.0 million consoles during fiscal year 2006. Xbox and PC game revenue increased $650 million or 19% as a result of increased Xbox 360 platform sales, partially offset by decreased sales of the first generation Xbox console and related accessories and video games. Zune, consumer hardware and software, and Mediaroom revenue increased $539 million or 65% primarily driven by the Zune launch in November 2006.

EDD operating loss increased primarily due to the $1.1 billion Xbox 360 charge recognized in the fourth quarter of fiscal year 2007 and Zune launch-related expenses. The increase in operating loss was partially offset by increased Xbox 360 platform sales and decreased Xbox 360 console manufacturing costs. Headcount-related expenses increased 14%, driven by an increase in headcount during the year.

Fiscal Year 2009 Outlook

We expect revenue to be flat or to decrease due to year-over-year variations in product launches, volume, mix, and prices across our portfolio of products and services. We expect sustained profitability for fiscal year 2009.

Corporate-Level Activity

(In millions, except percentages)	2008	2007	2006	Percentage Change 2008 versus 2007	Percentage Change 2007 versus 2006

Corporate-level activity	$(6,704)	$(4,777)	$(4,804)	(40)%	1%

Certain corporate-level activity, including expenses related to corporate operations associated with broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies, is not allocated to our segments.

PAGE	28

 Part II

Item 7

Fiscal year 2008 compared with fiscal year 2007

Corporate-level expenses increased during fiscal year 2008, reflecting increased costs for legal settlements and legal contingencies and a 12% increase in headcount-related expenses. We incurred $1.8 billion of legal charges during the year primarily related to the European Commission fine of $1.4 billion (€899 million) as compared with $511 million of legal charges during the prior year. The increase in headcount-related expenses reflects an increase in headcount during the year.

Fiscal year 2007 compared with fiscal year 2006

Corporate-level expenses increased primarily driven by increased headcount-related expenses offset by decreased costs for legal settlements and legal contingencies. Headcount-related expenses increased 25%, driven by an increase in headcount and an increase in salaries and benefits for existing headcount. We incurred $511 million in legal charges during fiscal year 2007, primarily related to antitrust and unfair competition consumer class actions, intellectual property claims, and an extension payment to Sun Microsystems, Inc. under our Limited Patent Covenant and Standstill Agreement. We incurred $1.3 billion in legal charges during fiscal year 2006 which included settlement expense of $361 million related to our settlement with RealNetworks, Inc. as well as other intellectual property and antitrust matters, a $351 million (€281 million) fine imposed by the European Commission in July 2006 related to its 2004 decision in its competition law investigation of Microsoft, and an extension payment to Sun Microsystems, Inc.

Operating Expenses

Cost of Revenue

(In millions, except percentages)	2008	2007	2006	Percentage Change 2008 versus 2007		Percentage Change 2007 versus 2006

Cost of revenue	$11,598	$10,693	$7,650	8%		40%
As a percent of revenue	19%	21%	17%	(2	)ppt	4	ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, warranty costs, inventory valuation adjustments, costs associated with the delivery of consulting services, and the amortization of capitalized research and development costs associated with software products that have reached technological feasibility. Cost of revenue increased in fiscal year 2008, reflecting increased data center and equipment costs, online content expenses, and increased costs associated with the growth in our consulting services, partially offset by decreased Xbox 360 costs. Xbox 360 costs decreased because of the $1.1 billion charge in fiscal year 2007 (which primarily related to the expansion of our Xbox 360 warranty coverage), partially offset by increased Xbox 360 product costs, reflecting growth in unit console sales. Cost of revenue increased in fiscal year 2007, primarily driven by the Xbox 360 warranty charge, increased Windows Vista product costs, increased OSB data center costs, and costs associated with the growth in consulting services.

Research and Development

(In millions, except percentages)	2008	2007	2006	Percentage Change 2008 versus 2007		Percentage Change 2007 versus 2006

Research and development	$8,164	$7,121	$6,584	15%		8%
As a percent of revenue	14%	14%	15%	–	ppt	(1	)ppt

PAGE	29

 Part II

Item 7

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. Research and development expenses increased during fiscal year 2008 reflecting increased headcount-related expenses, increased product development costs, and in-process research and development expenses related to acquisitions during the year. Headcount-related expenses increased 12% during fiscal year 2008, reflecting an increase in headcount during the year. Research and development costs increased during fiscal year 2007, primarily due to increased headcount-related expenses which grew 8%, reflecting growth in headcount during the year.

Sales and Marketing

(In millions, except percentages)	2008	2007	2006	Percentage Change 2008 versus 2007		Percentage Change 2007 versus 2006

Sales and marketing	$13,039	$11,455	$9,818	14%		17%
As a percent of revenue	22%	22%	22%	–	ppt	–	ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased during fiscal year 2008, primarily reflecting increased headcount-related expenses and increased corporate marketing and advertising campaigns. Headcount-related expenses increased 14% during fiscal year 2008, reflecting an increase in headcount during the year. Sales and marketing expenses increased during fiscal year 2007 primarily because of increased headcount-related expenses and increased marketing costs related to product launches. Headcount-related expenses increased 22% during fiscal year 2007, driven by an increase in headcount during the year.

General and Administrative

(In millions, except percentages)	2008	2007	2006	Percentage Change 2008 versus 2007		Percentage Change 2007 versus 2006

General and administrative	$5,127	$3,329	$3,758	54%		(11)%
As a percent of revenue	8%	7%	8%	1	ppt	(1	)ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, facilities, certain human resources, other administrative headcount, and legal and other administrative fees. General and administrative expenses increased during fiscal year 2008, reflecting increased costs for legal settlements and legal contingencies, increased consulting and professional fees, and increased headcount-related expenses. We incurred $1.8 billion of legal charges during fiscal year 2008, primarily related to the European Commission fine of $1.4 billion (€899 million) as compared with $511 million of legal charges during fiscal year 2007. Headcount-related expenses increased 7% during fiscal year 2008, reflecting an increase in headcount during the year. During fiscal year 2007, we incurred $511 million of legal charges primarily related to antitrust and unfair competition consumer class actions, intellectual property claims, and extension payment to Sun Microsystems, Inc. as compared with $1.3 billion of legal charges in fiscal year 2006. Headcount-related expenses increased 15% during fiscal year 2007, driven by an increase in headcount during the year.

PAGE	30

 Part II

Item 7

Investment Income and Other

The components of investment income and other were as follows:

(In millions)	2008	2007	2006	Percentage Change 2008 versus 2007	Percentage Change 2007 versus 2006

Dividends and interest	$888	$1,319	$1,510	(33)%	(13)%
Net recognized gains on investments	346	650	161	(47)%	304%
Net gains (losses) on derivatives	226	(358)	(99)	*	262%
Other	(138)	(34)	218	306%	*

Investment income and other	$1,322	$1,577	$1,790	(16)%	(12)%

*	Not meaningful

Fiscal year 2008 compared with fiscal year 2007

Dividends and interest income decreased reflecting lower interest rates on our fixed-income investments and a reduction in the average balance of interest-bearing investments owned. Net recognized gains on investments, which include other-than-temporary impairments of $312 million during fiscal year 2008 and $25 million during fiscal year 2007, decreased primarily due to declines in equity values as a result of the recent stock market decline. Net gains on derivatives increased primarily due to higher net gains on equity, commodity, and interest rate derivatives. Other of $138 million includes the correction of several immaterial items from prior periods.

Fiscal year 2007 compared with fiscal year 2006

Dividends and interest income declined reflecting a decline in the average balance of dividend and interest-bearing investments owned, partly offset by higher interest rates received on our fixed-income investments. Net recognized gains on investments, which include other-than-temporary impairments of $25 million during fiscal year 2007 and $408 million in fiscal year 2006, increased primarily due to lower other-than-temporary impairments and gains on sales of fixed-income investments as compared to losses in fiscal year 2006, partly offset by fewer gains on the sale of equity investments. Derivative losses were primarily driven by net losses in time value on foreign currency contracts used to hedge anticipated foreign currency revenues. Other in fiscal year 2006 includes $195 million of gains that resulted from the restructuring of joint venture relationships between Microsoft and NBC related to MSNBC Cable L.L.C. and MSNBC Interactive News, L.L.C.

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

PAGE	31

 Part II

Item 7

Income Taxes

Our effective tax rates for fiscal years 2008, 2007, and 2006 were 26%, 30%, and 31%, respectively. Our effective tax rates are less than the statutory tax rate due to foreign earnings taxed at lower rates. The decreased rate in fiscal year 2008 resulted from resolution of tax positions related to our settlement with the Internal Revenue Service (“IRS”) for its 2000-2003 examination. This decline was partially offset by the tax effect of the European Commission fine of $1.4 billion (€899 million), which was not tax deductible. The fiscal year 2007 rate reflects a recurring effective tax rate of 31%, offset by a $195 million reduction resulting from various changes in tax positions taken in prior periods, related primarily to favorable developments in an IRS position and multiple foreign audit assessments. During fiscal year 2006, we recorded a tax benefit of $108 million from the resolution of state audits and recorded a charge of $351 million (€281 million) from the European Commission fine which was not tax deductible.

On July 1, 2007, we adopted the provisions of the Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Adopting FIN 48 had the following impact on our financial statements: increased current assets by $228 million, long-term assets by $1.1 billion, long-term liabilities by $2.1 billion, and our retained deficit by $395 million; and decreased our income taxes payable by $394 million. As of June 30, 2008, we had $3.2 billion of unrecognized tax benefits of which $2.3 billion, if recognized, would affect our effective tax rate. As of July 1, 2007, we had $7.1 billion of unrecognized tax benefits of which $5.3 billion, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest totaled $121 million in fiscal year 2008. As of June 30, 2008 and July 1, 2007, we had accrued interest related to uncertain tax positions of $324 million and $863 million, respectively, net of federal income tax benefits, on our balance sheets.

Financial Condition

Cash, cash equivalents, and short-term investments totaled $23.7 billion and $23.4 billion as of June 30, 2008 and 2007, respectively. Equity and other investments were $6.6 billion and $10.1 billion as of June 30, 2008 and 2007, respectively. Our investments consist primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S.-dollar-denominated securities, but also includes foreign-denominated securities in order to diversify financial risk. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $26.6 billion at June 30, 2008. Our retained deficit is not expected to impact our future ability to operate or pay dividends given our continuing profitability and strong cash and financial position.

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to price positions. This pricing methodology applies to exchange-traded mutual funds, domestic and international equities, U.S. treasuries, and agency securities. If quoted prices in active markets for identical assets or liabilities are not available to price positions, then we use inputs other than the quoted prices that are observable either directly or indirectly. Assets and liabilities measured using unobservable inputs are an immaterial portion of our portfolio.

While we own certain mortgage- and asset-backed fixed-income securities, our portfolio as of June 30, 2008 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of the mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association. The remainder of the mortgage position is collateralized by high quality international prime residential mortgage loans.

Unearned Revenue

Unearned revenue is comprised of the following items:

Volume licensing programs – Represents customer billings for multi-year licensing arrangements, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period.

PAGE	32

 Part II

Item 7

Undelivered elements – Represents free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. This revenue deferral is applicable for Windows XP and prior versions shipped as retail packaged products, products licensed to original equipment manufacturers (“OEM”), and perpetual licenses for current products under our Open and Select volume licensing programs. The amount recorded as unearned is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. The percentage of revenue recorded as unearned due to undelivered elements ranges from approximately 15% to 25% of the sales price for Windows XP Home and approximately 5% to 15% of the sales price for Windows XP Professional, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three and one-half years for Windows operating systems.

Other – Represents payments for post-delivery support and consulting services to be performed in the future, online advertising for which the advertisement has yet to be displayed, Microsoft Dynamics business solutions products, Xbox Live subscriptions, Mediaroom, and other offerings for which we have been paid upfront and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected recognition of unearned revenue as of June 30, 2008:

(In millions)	Recognition of Unearned Revenue

Three months ended:
September 30, 2008	$5,120
December 31, 2008	4,033
March 31, 2009	2,775
June 30, 2009	1,469
Thereafter	1,900
Unearned revenue	$15,297

Cash Flows

Fiscal year 2008 compared with fiscal year 2007

Cash flow from operations increased $3.8 billion due to an increase in cash received from customers driven by 18% revenue growth, partially offset by the $1.4 billion (€899 million) payment of the European Commission fine. Cash used for financing decreased $11.6 billion primarily due to a $15.0 billion decrease in common stock repurchases, partially offset by a $3.3 billion decrease in cash proceeds from the issuance of common stock. Cash used for investing was $4.6 billion for fiscal year 2008 as compared with cash provided of $6.1 billion for fiscal year 2007. This decrease was primarily due to a $6.9 billion increase in cash paid for acquisition of companies, reflecting the purchase of aQuantive in the first quarter of fiscal year 2008, a $918 million increase in purchases of property and equipment, and a $3.1 billion decrease in cash from combined investment purchases, sales, and maturities.

As a result of our settlement related to the 2000-2003 examination, we paid the IRS approximately $3.1 billion during the first quarter of fiscal year 2009.

Fiscal year 2007 compared with fiscal year 2006

Cash flow from operations increased $3.4 billion due to an increase in cash received from customers driven by 15% revenue growth, along with a $1.6 billion decrease in cash outflow for other current assets primarily reflecting changes in inventory. Cash used for financing increased $4.0 billion. Several events occurred during fiscal year 2007 affecting cash used for financing. We issued $6.8 billion of common stock, including $3.3 billion related to 113 million call options exercised by JPMorgan in December 2006. We also completed our tender offer on August 17, 2006, which was included in the $27.6 billion of common stock repurchases. Cash from investing decreased $1.9 billion due to a $3.5 billion decline in securities lending activity where cash collateral is received from the counterparty along with $1.2 billion spent on acquisitions of companies and additions to property and equipment. These impacts were partially offset by a $2.8 billion increase in net cash from combined investment purchases, sales, and maturities.

PAGE	33

 Part II

Item 7

We have no material long-term debt. Stockholders’ equity at June 30, 2008, was $36.3 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities, data centers, and computer systems for research and development, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $1.2 billion on June 30, 2008. We have operating leases for most U.S. and international sales and support offices and certain equipment under which we incurred rental expense totaling $398 million, $325 million, and $271 million in fiscal years 2008, 2007, and 2006, respectively. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

During fiscal years 2008 and 2007, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date
			(in millions)
(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,034	December 13, 2007
December 19, 2007	$0.11	February 21, 2008	$1,023	March 13, 2008
March 17, 2008	$0.11	May 15, 2008	$1,020	June 12, 2008
June 11, 2008	$0.11	August 21, 2008	$1,007	September 11, 2008

(Fiscal year 2007)
September 13, 2006	$0.10	November 16, 2006	$980	December 14, 2006
December 20, 2006	$0.10	February 15, 2007	$978	March 8, 2007
March 26, 2007	$0.10	May 17, 2007	$952	June 14, 2007
June 27, 2007	$0.10	August 16, 2007	$938	September 13, 2007

On July 20, 2006, we announced the completion of the repurchase program initially approved by our Board of Directors on July 20, 2004 to buy back up to $30.0 billion in Microsoft common stock. During fiscal year 2006, we repurchased 754 million shares, or $19.8 billion, of our common stock under this plan. On July 20, 2006, we announced that our Board of Directors authorized two new share repurchase programs: a $20.0 billion tender offer, which was completed on August 17, 2006; and authorization for up to an additional $20.0 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.0 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we were authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of June 30, 2008, approximately $2.7 billion remained of the $36.2 billion approved repurchase amount.

We believe existing cash, cash equivalents, and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements, regular quarterly dividends, and planned share repurchases. Our philosophy regarding the maintenance of a balance sheet with a large component of cash and short-term investments, as well as equity and other investments, reflects our views on potential future capital requirements related to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to our business model. We regularly assess our investment management approach in view of our current and potential future needs.

Off-Balance Sheet Arrangements and Contractual Obligations

We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for these indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FASB Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others. We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of these obligations and have not accrued any material liabilities related to these indemnifications in our financial statements.

PAGE	34

 Part II

Item 7

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2008:

(In millions)
	Payments due by period
Fiscal Years	2009	2010-2012	2013-2015	2016 and thereafter	Total

Long-term debt	$–	$–	$–	$–	$–
Construction commitments(1)(2)	1,226	–	–	–	1,226
Lease obligations:
Capital leases	–	1	–	–	1
Operating leases(3)	440	831	522	415	2,208
Purchase commitments(2)	2,520	5	–	–	2,525
Other long-term liabilities(4)	196	105	–	–	301

Total contractual obligations(5)	$4,382	$942	$522	$415	$6,261

(1)	We have certain commitments for the construction of buildings. We expect to fund these commitments with existing cash and cash flows from operations.
(2)

The amounts presented as purchase and construction commitments include all known open purchase orders and all known contracts that are take-or-pay contracts. We expect to fund these commitments with existing cash and cash flows from operations.

(3)

Our future minimum rental commitments under noncancellable leases comprise the majority of the operating lease obligations presented above. We expect to fund these commitments with existing cash and cash flows from operations.

(4)

We have excluded long-term tax contingencies and other tax liabilities of $3.8 billion and other long-term contingent liabilities of approximately $500 million (related to the antitrust and unfair competition class action lawsuits) from the amounts presented as the amounts that will be settled in cash are not known. We have also excluded non-cash items of $77 million and unearned revenue of $1.9 billion.

(5)

We have excluded $3.1 billion of current taxes payable from the amounts presented. This amount was paid to the IRS during the first quarter of fiscal year 2009 as a result of our settlement related to the 2000-2003 examination.

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

On July 1, 2007, we adopted FIN 48 which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $395 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle. See Note 11 – Income Taxes of the Notes to Financial Statements (Part II, Item 8).

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

PAGE	35

 Part II

Item 7

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair values, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008. We do not believe SFAS No. 159 will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for us beginning July 1, 2008; FSP 157-2 delays the effective date for certain items to July 1, 2009. We do not believe SFAS No. 157 will have a material impact on our financial statements.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of investment securities, impairment of goodwill, accounting for research and development costs, accounting for contingencies, accounting for income taxes, accounting for stock-based compensation, and accounting for product warranties.

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

PAGE	36

 Part II

Item 7

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

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin Topic 5M, Accounting for Noncurrent Marketable Equity Securities, provide guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (July 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

We account for research and development costs in accordance with applicable accounting pronouncements, including SFAS No. 2, Accounting for Research and Development Costs, and SFAS No. 86, Accounting for the Costs of Computer Software to be Sold, Leased, or Otherwise Marketed. SFAS No. 86 specifies that costs incurred internally in researching and developing a computer software product should be charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs should be capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to manufacturing.

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

PAGE	37

 Part II

Item 7

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

We account for product warranties in accordance with SFAS No. 5, Accounting for Contingencies. We provide for the estimated costs of hardware and software warranties at the time the related revenue is recognized. For hardware warranty, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold and country in which we do business, but generally include parts and labor over a period generally ranging from 90 days to three years. For software warranty, we estimate the costs to provide bug fixes, such as security patches, over the life of the software. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

PAGE	38

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

The Company designs and maintains accounting and internal control systems to provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities, careful selection and training of qualified personnel, and a program of internal audits.

The Company engaged Deloitte & Touche LLP, an independent registered public accounting firm, to audit and render an opinion on the consolidated financial statements and internal control over financial reporting in accordance with the standards of the Public Company Accounting Oversight Board (United States).

The Board of Directors, through its Audit Committee, consisting solely of independent directors of the Company, meets periodically with management, internal auditors, and our independent registered public accounting firm to ensure that each is meeting its responsibilities and to discuss matters concerning internal controls and financial reporting. Deloitte & Touche LLP and the internal auditors each have full and free access to the Audit Committee.

Steven A. Ballmer Chief Executive Officer

Christopher P. Liddell Senior Vice President, Finance and Administration; Chief Financial Officer

Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer

PAGE	39

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

The following table sets forth the one-day VaR for substantially all of our positions as of and for the years ended June 30, 2008 and 2007:

(In millions)
			Year ended June 30, 2008
Risk Categories	June 30, 2008	June 30, 2007	Average	High	Low

Interest rates	$34	$34	$32	$37	$25
Currency rates	100	55	93	145	60
Equity prices	45	60	54	60	44
Commodity prices	7	7	6	7	4

Total one-day VaR for the combined risk categories was $123 million at June 30, 2008 and $95 million at June 30, 2007. The total VaR is 34% less at June 30, 2008, and 39% less at June 30, 2007, than the sum of the separate risk categories in the above table due to the diversification benefit of the overall portfolio.

PAGE	40

 Part II

Item 8

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2008	2007	2006

Revenue	$60,420	$51,122	$44,282
Operating expenses:
Cost of revenue	11,598	10,693	7,650
Research and development	8,164	7,121	6,584
Sales and marketing	13,039	11,455	9,818
General and administrative	5,127	3,329	3,758

Total operating expenses	37,928	32,598	27,810

Operating income	22,492	18,524	16,472
Investment income and other	1,322	1,577	1,790

Income before income taxes	23,814	20,101	18,262
Provision for income taxes	6,133	6,036	5,663

Net income	$17,681	$14,065	$12,599

Earnings per share:
Basic	$1.90	$1.44	$1.21

Diluted	$1.87	$1.42	$1.20

Weighted average shares outstanding:
Basic	9,328	9,742	10,438
Diluted	9,470	9,886	10,531

Cash dividends declared per common share	$0.44	$0.40	$0.35

See accompanying notes.

PAGE	41

 Part II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2008	2007
Assets
Current assets:
Cash and cash equivalents	$10,339	$6,111
Short-term investments (including securities pledged as collateral of $2,491 and $2,356)	13,323	17,300

Total cash, cash equivalents, and short-term investments	23,662	23,411
Accounts receivable, net of allowance for doubtful accounts of $153 and $117	13,589	11,338
Inventories	985	1,127
Deferred income taxes	2,017	1,899
Other	2,989	2,393

Total current assets	43,242	40,168
Property and equipment, net of accumulated depreciation of $6,302 and $5,016	6,242	4,350
Equity and other investments	6,588	10,117
Goodwill	12,108	4,760
Intangible assets, net	1,973	878
Deferred income taxes	949	1,389
Other long-term assets	1,691	1,509

Total assets	$72,793	$63,171

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,034	$3,247
Accrued compensation	2,934	2,325
Income taxes	3,248	1,040
Short-term unearned revenue	13,397	10,779
Securities lending payable	2,614	2,741
Other	3,659	3,622

Total current liabilities	29,886	23,754
Long-term unearned revenue	1,900	1,867
Other long-term liabilities	4,721	6,453
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 9,151 and 9,380	62,849	60,557
Retained deficit, including accumulated other comprehensive income of $1,140 and $1,654	(26,563)	(29,460)

Total stockholders’ equity	36,286	31,097

Total liabilities and stockholders’ equity	$72,793	$63,171

See accompanying notes.

PAGE	42

 Part II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2008	2007	2006

Operations
Net income	$17,681	$14,065	$12,599
Depreciation, amortization, and other noncash items	2,056	1,440	903
Stock-based compensation	1,479	1,550	1,715
Net recognized gains on investments	(572)	(292)	(270)
Excess tax benefits from stock-based payment arrangements	(120)	(77)	(89)
Deferred income taxes	935	421	219
Unearned revenue	24,532	21,032	16,453
Recognition of unearned revenue	(21,944)	(19,382)	(14,729)
Accounts receivable	(1,569)	(1,764)	(2,071)
Other current assets	153	232	(1,405)
Other long-term assets	(98)	(435)	(49)
Other current liabilities	(748)	(552)	(145)
Other long-term liabilities	(173)	1,558	1,273

Net cash from operations	21,612	17,796	14,404

Financing
Common stock issued	3,494	6,782	2,101
Common stock repurchased	(12,533)	(27,575)	(19,207)
Common stock cash dividends	(4,015)	(3,805)	(3,545)
Excess tax benefits from stock-based payment arrangements	120	77	89
Other	–	(23)	–

Net cash used in financing	(12,934)	(24,544)	(20,562)

Investing
Additions to property and equipment	(3,182)	(2,264)	(1,578)
Acquisition of companies, net of cash acquired	(8,053)	(1,150)	(649)
Purchases of investments	(20,954)	(36,308)	(51,117)
Maturities of investments	2,597	4,736	3,877
Sales of investments	25,132	41,451	54,353
Securities lending payable	(127)	(376)	3,117

Net cash from (used in) investing	(4,587)	6,089	8,003

Effect of exchange rates on cash and cash equivalents	137	56	18

Net change in cash and cash equivalents	4,228	(603)	1,863
Cash and cash equivalents, beginning of period	6,111	6,714	4,851

Cash and cash equivalents, end of period	$10,339	$6,111	$6,714

See accompanying notes.

PAGE	43

 Part II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30,	2008	2007	2006

Common stock and paid-in capital
Balance, beginning of period	$60,557	$59,005	$60,413
Common stock issued	3,504	6,783	1,939
Common stock repurchased	(3,022)	(6,162)	(4,447)
Stock-based compensation expense	1,479	1,550	1,715
Stock option income tax benefits (deficiencies)	253	(661)	(617)
Other, net	78	42	2

Balance, end of period	62,849	60,557	59,005

Retained earnings (deficit)
Balance, beginning of period	(29,460)	(18,901)	(12,298)
Cumulative effect of a change in accounting principle – adoption of FIN 48(1)	(395)	–	–
Cumulative effect of a change in accounting principle – adoption of EITF 06-2(1)	(17)	–	–
Net income	17,681	14,065	12,599
Other comprehensive income:
Net unrealized gains on derivative instruments	18	14	76
Net unrealized gains (losses) on investments	(653)	326	(282)
Translation adjustments and other	121	85	9

Comprehensive income	17,167	14,490	12,402
Common stock cash dividends	(4,084)	(3,837)	(3,594)
Common stock repurchased	(9,774)	(21,212)	(15,411)

Balance, end of period	(26,563)	(29,460)	(18,901)

Total stockholders’ equity	$36,286	$31,097	$40,104

(1)	See Note 1 of Notes to Financial Statements.

See accompanying notes.

PAGE	44

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

Revenue for retail packaged products, products licensed to original equipment manufacturers (“OEMs”), and perpetual licenses for current products under our Open and Select volume licensing programs generally is recognized as products are shipped. A portion of the revenue related to certain products, which include all Windows XP and previous PC operating systems, is recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method. Under the residual method, the total fair value of the undelivered elements, as indicated by vendor-specific objective evidence, is recorded as unearned, and the difference between the total arrangement fee and the amount recorded as unearned for the undelivered elements is recognized as revenue related to delivered elements. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related product’s life cycle. Revenue related to Windows Vista is not subject to a similar deferral because there are no significant undelivered elements.

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

PAGE	45

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

Revenue related to our Xbox game console and other hardware components is recognized upon shipment of the product to retailers. Revenue related to games published by us is recognized when those games have been delivered to retailers. Revenue related to games published by third parties for use on the Xbox platform is recognized when games are manufactured by the game publishers. Online advertising revenue is recognized as advertisements are displayed. Search advertising revenue is recognized when the ad appears in the search results or when the action necessary to earn the revenue has been completed. Consulting services revenue is recognized as services are rendered, generally based on the negotiated hourly rate in the consulting arrangement and the number of hours worked during the period. Consulting revenue for fixed-price services arrangements is recognized as services are provided.

Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Costs related to insignificant obligations, including bug fixes and technical support, are accrued when the related revenue is recognized. Provisions are recorded for estimated returns, concessions, warranties, and bad debts.

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

RESEARCH AND DEVELOPMENT

Research and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. We have determined that technological feasibility for our software products is reached shortly before the products are released to manufacturing. The amortization of these costs is included in cost of revenue over the estimated lives of the products.

SALES AND MARKETING

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with sales and marketing personnel, and the cost of advertising, promotions, tradeshows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.2 billion, $1.3 billion, and $1.2 billion in fiscal years 2008, 2007, and 2006, respectively.

PRODUCT WARRANTY

We provide for the estimated costs of hardware and software warranties at the time the related revenue is recognized. For hardware warranty, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold and country in which we do business, but generally include parts and labor over a period generally ranging from 90 days to three years. For software warranty, we estimate the costs to provide bug fixes, such as security patches, over the estimated life of the software. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

PAGE	46

 Part II

Item 8

STOCK-BASED COMPENSATION

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, share-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally three to five years) using the straight-line method.

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

Equity and other investments classified as long-term include both debt and equity instruments. Debt securities and publicly traded equity securities are classified as available for sale and are recorded at market using the specific identification method. Changes in market value are reflected in OCI (excluding other-than-temporary impairments). All other investments, excluding those accounted for using the equity method, are recorded at cost.

We lend certain fixed-income and equity securities to enhance investment income. The loaned securities continue to be carried as investments on our balance sheet. Collateral and/or security interest received is determined based upon the underlying security lent and the creditworthiness of the borrower. Cash collateral is recorded as an asset with a corresponding liability.

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

PAGE	47

 Part II

Item 8

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

Equities Price Risk.    Equity investments are subject to market price risk. From time to time, we use and designate options to hedge fair values on certain equity securities. We determine the security selected for hedging by evaluating market conditions, up-front costs, and other relevant factors. Certain options, futures, and swap contracts, not designated as hedging instruments under SFAS No. 133, are also used to manage equity exposures.

Interest Rate Risk.    Fixed-income securities are subject to interest rate risk. The fixed-income portfolio is diversified and consists primarily of investment grade securities to minimize credit risk. We use exchange-traded option and futures contracts and over-the-counter swap contracts, not designated as hedging instruments under SFAS No. 133, to hedge interest rate risk.

Other Derivatives.    Swap contracts, not designated as hedging instruments under SFAS No. 133, are used to manage exposures to credit risks, enhance returns, and to facilitate portfolio diversification. In addition, we may invest in warrants to purchase securities of other companies as a strategic investment. Warrants that can be net share settled are deemed derivative financial instruments and are not designated as hedging instruments. “To Be Announced” forward purchase commitments of mortgage-backed assets are also considered derivatives in cases where physical delivery of the assets is not taken at the earliest available delivery date. All derivative instruments not designated as hedging instruments are recorded at fair value, with changes in value recognized in earnings during the period of change.

ALLOWANCE FOR DOUBTFUL ACCOUNTS

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In millions)	2008	2007	2006

Year Ended June 30,

Balance, beginning of period	$117	$142	$171
Charged to costs and expenses	88	64	40
Write-offs and other	(52)	(89)	(69)

Balance, end of period	$153	$117	$142

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

PAGE	48

 Part II

Item 8

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

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

On July 1, 2007, we adopted the provisions of Financial Accounting Standards Board (“FASB”) Interpretation No. 48 (“FIN 48”), Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Upon adoption, we recognized a $395 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle. See Note 11 – Income Taxes.

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

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FAS 133, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for those instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of those instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We are currently assessing the potential impact that adoption of SFAS No. 161 may have on our financial statements.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also changes the recognition of assets acquired and liabilities assumed arising from contingencies, requires the capitalization of in-process research and development at fair value, and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date.

PAGE	49

 Part II

Item 8

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

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities. SFAS No. 159 gives us the irrevocable option to carry many financial assets and liabilities at fair value, with changes in fair value recognized in earnings. SFAS No. 159 is effective for us beginning July 1, 2008. We do not believe SFAS No. 159 will have a material impact on our financial statements.

In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, which defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. In February 2008, the FASB issued FASB Staff Position (“FSP”) 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 is effective for us beginning July 1, 2008; FSP 157-2 delays the effective date for certain items to July 1, 2009. We do not believe SFAS No. 157 will have a material impact on our financial statements.

NOTE 2    EARNINGS PER SHARE

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

(In millions, except earnings per share)

Year Ended June 30,	2008	2007	2006

Net income available for common shareholders (A)	$17,681	$14,065	$12,599

Weighted average outstanding shares of common stock (B)	9,328	9,742	10,438
Dilutive effect of employee stock options and awards	142	144	93

Common stock and common stock equivalents (C)	9,470	9,886	10,531

Earnings per share:
Basic (A/B)	$1.90	$1.44	$1.21

Diluted (A/C)	$1.87	$1.42	$1.20

For the years ended June 30, 2008, 2007 and 2006, 91 million, 199 million, and 649 million shares, respectively, were attributable to outstanding stock options and were excluded from the calculation of diluted earnings per share because the exercise prices of the stock options were greater than or equal to the average price of the common shares, and therefore their inclusion would have been anti-dilutive.

For the year ended June 30, 2007, four million shared performance stock awards, out of the 14 million targeted amount outstanding, were excluded from the calculation of the diluted earnings per share because the number of shares ultimately issued was contingent on our performance against metrics established for the performance period, as discussed in Note 18 – Employee Stock and Savings Plans.

PAGE	50

 Part II

Item 8

NOTE 3    INVESTMENT INCOME AND OTHER

The components of investment income and other were as follows:

(In millions)

Year Ended June 30,	2008	2007	2006

Dividends and interest	$888	$1,319	$1,510
Net recognized gains on investments	346	650	161
Net gains (losses) on derivatives	226	(358)	(99)
Other	(138)	(34)	218

Investment income and other	$1,322	$1,577	$1,790

Net gains on investments included other-than-temporary impairments of $312 million, $25 million, and $408 million in fiscal years 2008, 2007, and 2006, respectively. Realized gains and losses from sales of available-for-sale securities (excluding other-than-temporary impairments) were $751 million and $93 million, respectively, in fiscal year 2008, $851 million and $176 million, respectively, in fiscal year 2007, and $1.1 billion and $531 million, respectively, in fiscal year 2006.

PAGE	51

 Part II

Item 8

NOTE 4    INVESTMENTS

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short-term investments	Equity and other investments

June 30, 2008

Cash	$3,274	$–	$–	$3,274	$3,274	$–	$–
Mutual funds	1,044	15	(8)	1,051	835	136	80
Commercial paper	787	–	–	787	787	–	–
Certificates of deposit	1,580	–	–	1,580	1,373	207	–
U.S. Government and Agency securities	4,200	37	(4)	4,233	1,839	2,318	76
Foreign government bonds	3,466	15	(62)	3,419	–	3,419	–
Mortgage-backed securities	3,628	31	(25)	3,634	–	3,634	–
Corporate notes and bonds	5,013	91	(39)	5,065	2,122	2,943	–
Municipal securities	761	4	(4)	761	109	652	–
Common stock and equivalents	4,508	1,215	(113)	5,610	–	–	5,610
Preferred stock	307	9	–	316	–	–	316
Other investments	520	–	–	520	–	14	506

Total	$29,088	$1,417	$(255)	$30,250	$10,339	$13,323	$6,588

(In millions)	Cost basis	Unrealized gains	Unrealized losses	Recorded basis	Cash and cash equivalents	Short-term investments	Equity and other investments

June 30, 2007

Cash	$3,040	$–	$–	$3,040	$3,040	$–	$–
Mutual funds	398	4	(1)	401	132	205	64
Commercial paper	227	–	–	227	179	48	–
Certificates of deposit	98	–	–	98	–	98	–
U.S. Government and Agency securities	3,085	4	(12)	3,077	1	3,002	74
Foreign government bonds	3,845	2	(63)	3,784	–	3,784	–
Mortgage-backed securities	3,236	4	(49)	3,191	–	3,191	–
Corporate notes and bonds	7,184	14	(18)	7,180	2,425	4,753	2
Municipal securities	2,639	3	(25)	2,617	334	2,283	–
Common stock and equivalents	7,290	2,309	(18)	9,581	–	–	9,581
Preferred stock	62	12	–	74	–	–	74
Other investments	258	–	–	258	–	(64)	322

Total	$31,362	$2,352	$(186)	$33,528	$6,111	$17,300	$10,117

PAGE	52

 Part II

Item 8

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 months		12 months or greater		Total
(In millions)	Fair value	unrealized losses	Fair value	unrealized losses	Total fair value	unrealized losses

June 30, 2008

Mutual funds	$123	$(7)	$12	$(1)	$135	$(8)
U.S. Government and Agency securities	342	(4)	–	–	342	(4)
Foreign government bonds	2,241	(62)	–	–	2,241	(62)
Mortgage-backed securities	1,078	(25)	–	–	1,078	(25)
Corporate notes and bonds	807	(26)	925	(13)	1,732	(39)
Municipal securities	176	(3)	193	(1)	369	(4)
Common stock and equivalents	598	(106)	28	(7)	626	(113)

Total	$5,365	$(233)	$1,158	$(22)	$6,523	$(255)

	Less than 12 months		12 months or greater		Total
(In millions)	Fair value	unrealized losses	Fair value	unrealized losses	Total fair value	unrealized losses

June 30, 2007

Mutual funds	$76	$(1)	$3	$–	$79	$(1)
U.S. Government and Agency securities	1,219	(8)	238	(4)	1,457	(12)
Foreign government bonds	3,554	(63)	2	–	3,556	(63)
Mortgage-backed securities	2,520	(43)	214	(6)	2,734	(49)
Corporate notes and bonds	526	(14)	74	(4)	600	(18)
Municipal securities	575	(9)	420	(16)	995	(25)
Common stock and equivalents	237	(17)	9	(1)	246	(18)

Total	$8,707	$(155)	$960	$(31)	$9,667	$(186)

At June 30, 2008, unrealized losses of $255 million consisted of: $121 million related to investment grade fixed-income securities, $21 million related to investments in high yield and emerging market fixed-income securities, $99 million related to domestic equity securities, and $14 million related to international equity securities. At June 30, 2007, unrealized losses of $186 million consisted of: $161 million related to investment grade fixed-income securities, $7 million related to investments in high yield and emerging market fixed-income securities, $7 million related to domestic equity securities, and $11 million related to international equity securities. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any unrealized losses represent an other-than-temporary impairment based on our evaluation of available evidence as of June 30, 2008.

Common and preferred stock and other investments that are restricted for more than one year or are not publicly traded are recorded at cost. At June 30, 2008, the recorded basis and estimated fair value of these investments was $289 million. At June 30, 2007, the recorded basis and estimated fair value of these investments was $38 million. The estimate of fair value is based on publicly available market information or other estimates determined by management.

PAGE	53

 Part II

Item 8

The maturities of debt securities, including fixed-maturity securities, at June 30, 2008, were as follows:

(In millions)	Cost basis	Estimated fair value

Due in one year or less	$3,618	$3,618
Due after one year through five years	3,805	3,858
Due after five years through ten years	1,582	1,559
Due after ten years	7,831	7,846

Total	$16,836	$16,881

NOTE 5    DERIVATIVES

For derivative instruments designated as hedges, hedge ineffectiveness, determined in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, did not have a significant impact on earnings for fiscal years 2008, 2007, or 2006. During fiscal year 2008, $274 million in gains on fair-value hedges from changes in time value and $324 million in losses on cash-flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and were included in investment income and other. During fiscal year 2007, $219 million in gains on fair-value hedges from changes in time value and $361 million in losses on cash-flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and were included in investment income and other. During fiscal year 2006, $217 million in gains on fair-value hedges from changes in time value and $399 million in losses on cash-flow hedges from changes in time value were excluded from the assessment of hedge effectiveness and were included in investment income and other.

Derivative gains and losses included in OCI are reclassified into earnings at the time forecasted revenue or the sale of an underlying investment is recognized. During fiscal year 2008, $104 million of derivative gains were reclassified to revenue. During fiscal year 2007, $168 million of derivative gains were reclassified to revenue. During fiscal year 2006, $166 million of derivative gains were reclassified to revenue and $23 million in derivative gains were reclassified to investment income and other.

We estimate that $111 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months. No significant amounts of gains or losses were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur for fiscal years 2008, 2007, and 2006.

Derivative fair values are based on quoted market prices or pricing models using current market data. The fair values of all derivative positions were as follows:

(In millions)	Short-term investments(1)	Other current assets	Equity and other investments(1)	Other current liabilities	Other long-term liabilities	Total

June 30, 2008

Cash-flow hedges	$–	$488	$–	$–	$–	$488
Fair-value hedges	(41)	–	767	(11)	–	715
Other derivatives	69	(34)	4	(20)	–	19

Total	$28	$454	$771	$(31)	$–	$1,222

June 30, 2007

Cash-flow hedges	$–	$258	$–	$–	$–	$258
Fair-value hedges	(11)	–	(29)	(340)	(22)	(402)
Other derivatives	9	(20)	(6)	(114)	–	(131)

Total	$(2)	$238	$(35)	$(454)	$(22)	$(275)

(1)

The amounts presented as short-term investments and equity and other investments were classified as investments in our balance sheets and were included in the amounts presented in Note 4 – Investments.

PAGE	54

 Part II

Item 8

NOTE 6    INVENTORIES

(In millions)

June 30,	2008	2007

Raw materials	$417	$435
Work in process	31	148
Finished goods	537	544

Inventories	$985	$1,127

NOTE 7    PROPERTY AND EQUIPMENT

(In millions)

June 30,	2008	2007

Land	$518	$428
Buildings and improvements	4,302	3,170
Leasehold improvements	1,728	1,077
Computer equipment and software	4,475	3,458
Furniture and equipment	1,521	1,233

Property and equipment, at cost	12,544	9,366
Accumulated depreciation	(6,302)	(5,016)

Property and equipment, net	$6,242	$4,350

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

During fiscal years 2008, 2007, and 2006, depreciation expense was $1.4 billion, $1.2 billion, and $863 million, respectively. The majority of depreciation expense in all years related to computer equipment.

NOTE 8    ACQUISITIONS

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

As a result of the aQuantive acquisition, we recorded $5.2 billion of goodwill in our Online Services Business. Of the $939 million of acquired intangible assets, $24 million was assigned to in-process research and development assets and was expensed. The remaining acquired intangible assets include $476 million of customer relationships with a weighted average life of six years, $327 million of technology-based intangible assets with a weighted average life of four years, and $112 million of other intangible assets with a weighted average life of five years.

On April 24, 2008, we acquired all the outstanding shares of Fast Search & Transfer ASA (“FAST”) for $1.3 billion, which was paid primarily in cash. Headquartered in Oslo, Norway, FAST is an enterprise search company that we expect will broaden our enterprise search technology product offerings to businesses and will enable innovation in related areas such as our portal and content management. FAST was consolidated into our results of operations starting April 24, 2008, the acquisition date.

PAGE	55

 Part II

Item 8

As a result of the FAST acquisition, we recorded $981 million of goodwill in our Microsoft Business Division. Of the $266 million of acquired intangible assets, $35 million was assigned to in-process research and development assets and was expensed. The remaining acquired intangible assets include $27 million of customer relationships with a weighted average life of seven years, $134 million of technology-based intangible assets with a weighted average life of five years, and $70 million of other intangible assets with a weighted average life of six years.

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the dates of the aQuantive and FAST acquisitions:

(In millions)	aQuantive as of August 10, 2007	FAST as of April 24, 2008

Cash and cash equivalents	$342	$91
Accounts receivable, net	273	46
Other current assets	6	7
Property, plant and equipment	50	30
Intangible assets	939	266
Goodwill	5,189	981
Deferred income taxes	179	–
Other long-term assets	7	5

Total assets acquired	$6,985	$1,426
Accrued compensation	37	39
Other current liabilities	683	38
Deferred income taxes	338	65
Other long-term liabilities	70	10

Total liabilities assumed	$1,128	$152

Net assets acquired	$5,857	$1,274

In addition to aQuantive and FAST, we acquired 19 other entities during fiscal year 2008 for total consideration of $1.6 billion which was paid primarily in cash and included:

•

Danger, Inc. (“Danger”), a software-as-a-service company that provides mobile operators with an integrated end-to-end solution to deliver mobile data and Internet services to their subscribers. We acquired Danger for approximately $500 million in cash; and

•	18 other entities specializing in areas such as application security, desktop, and advertising solutions.

As a result of our acquisition of Danger and the 18 other entities, we recorded $1.2 billion of goodwill. In addition, $37 million was assigned to in-process research and development assets and was expensed. All of the entities have been consolidated into our results of operations since their respective acquisition dates. The purchase price allocations for these acquisitions are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effects of Danger and the 18 other acquisitions, individually and in aggregate, were not material.

PAGE	56

 Part II

Item 8

NOTE 9    GOODWILL

Changes in the carrying amount of goodwill for fiscal years 2008 and 2007 by segment were as follows:

(In millions)
	Balance as of June 30, 2008	Acquisitions	Other	Balance as of June 30, 2007	Acquisitions	Other	Balance as of June 30, 2006

Client	$153	$77	$(1)	$77	$6	$(3)	$74
Server and Tools	738	90	68	580	325	(1)	256
Online Services Business	6,274	5,775	(53)	552	123	(26)	455
Microsoft Business Division	4,191	1,073	(14)	3,132	508	(57)	2,681
Entertainment and Devices Division	752	354	(21)	419	21	(2)	400

Total	$12,108	$7,369	$(21)	$4,760	$983	$(89)	$3,866

We test goodwill for impairment annually on July 1 at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. Our annual testing resulted in no impairments of goodwill in fiscal years 2008 and 2007. If an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value, goodwill will be evaluated for impairment between annual tests.

None of the amount recorded as goodwill during fiscal year 2008 is expected to be deductible for tax purposes. The purchase price allocation for acquisitions is preliminary for up to 12 months after the acquisition date and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities become available. Any change in the fair value of the net assets of the acquired company will change the amount of the purchase price allocable to goodwill. Purchase price adjustments are included in “other” in the above table.

NOTE 10    INTANGIBLE ASSETS

The components of finite-lived intangible assets were as follows:

(In millions)

June 30,	2008			2007
	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount

Contract-based	$1,074	$(796)	$278	$988	$(727)	$261
Technology-based	1,677	(672)	1,005	916	(407)	509
Marketing-related	171	(65)	106	57	(39)	18
Customer-related	708	(124)	584	122	(32)	90

Total	$3,630	$(1,657)	$1,973	$2,083	$(1,205)	$878

PAGE	57

 Part II

Item 8

During fiscal year 2008 and 2007, we recorded additions to intangible assets of $1.6 billion and $473 million, respectively. We estimate that we have no significant residual value related to our intangible assets. The components of finite-lived intangible assets acquired during fiscal years 2008 and 2007 were as follows:

(In millions)

Year Ended June 30,	2008		2007
	Amount	Weighted average life	Amount	Weighted average life

Contract-based	$91	6 years	$57	5 years
Technology-based	787	4 years	333	4 years
Marketing-related	116	5 years	14	4 years
Customer-related	589	6 years	69	5 years

Total	$1,583		$473

Intangible asset additions included $694 million of technology-based intangible assets with a weighted-average life of four years, and $782 million of other intangible assets with a weighted-average life of six years, related to the acquisitions of aQuantive, FAST, Danger, and 18 other entities acquired. See Note 8 – Acquisitions.

Acquired intangibles generally are amortized on a straight-line basis over weighted average lives. Intangible assets amortization expense was $472 million for fiscal year 2008, $236 million for fiscal year 2007, and $127 million for fiscal year 2006. The following table outlines the estimated future amortization expense related to intangible assets as of June 30, 2008:

(In millions)

Year Ended June 30,	Amount

2009	$543
2010	495
2011	408
2012	279
2013 and thereafter	248

Total	$1,973

NOTE 11    INCOME TAXES

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2008	2007	2006

Current taxes:
U.S. Federal	$4,357	$4,593	$4,471
U.S. State and Local	256	154	101
International	1,007	957	882

Current taxes	5,620	5,704	5,454
Deferred taxes	513	332	209

Provision for income taxes	$6,133	$6,036	$5,663

PAGE	58

 Part II

Item 8

U.S. and international components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2008	2007	2006

U.S.	$12,682	$12,902	$11,404
International	11,132	7,199	6,858

Income before income taxes	$23,814	$20,101	$18,262

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

Year Ended June 30,	2008	2007	2006

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(7.0)%	(5.1)%	(4.6)%
Examination settlements	(5.8)%	–	(0.6)%
European Commission fine	2.1%	–	0.7%
Other reconciling items	1.5%	0.1%	0.5%

Effective rate	25.8%	30.0%	31.0%

In general, other reconciling items consist of interest, U.S. state income taxes, domestic production deductions, and research credits. In fiscal years 2008 and 2006, there were no individually significant other reconciling items. Other reconciling items in fiscal year 2007 included the impact of a $195 million reduction resulting from various changes in tax positions taken in prior periods, related primarily to favorable developments in an IRS position and multiple foreign audit assessments.

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2008	2007

Deferred income tax assets:
Stock-based compensation expense	$2,225	$2,859
Other expense items	1,933	1,735
Unearned revenue	928	842
Impaired investments	331	710
Other revenue items	91	58

Deferred income tax assets	$5,508	$6,204

Deferred income tax liabilities:
International earnings	$(1,300)	$(1,763)
Unrealized gain on investments	(513)	(926)
Other	(729)	(227)

Deferred income tax liabilities	(2,542)	(2,916)

Net deferred income tax assets	$2,966	$3,288

Reported as:
Current deferred income tax assets	$2,017	$1,899
Long-term deferred income tax assets	949	1,389

Net deferred income tax assets	$2,966	$3,288

PAGE	59

 Part II

Item 8

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when taxes are actually paid or recovered.

We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $7.5 billion resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the United States. The amount of unrecognized deferred tax liability associated with these temporary differences is approximately $2.2 billion.

Income taxes paid were $5.4 billion in fiscal year 2008, $5.2 billion in fiscal year 2007, and $4.8 billion in fiscal year 2006.

FIN 48

On July 1, 2007, we adopted the provisions of FIN 48 which had the following impact on our financial statements: increased current assets by $228 million, long-term assets by $1.1 billion, long-term liabilities by $2.1 billion, and retained deficit by $395 million; and decreased income taxes payable by $394 million. As of June 30, 2008, we had $3.2 billion of unrecognized tax benefits of which $2.3 billion, if recognized, would affect our effective tax rate. As of July 1, 2007, we had $7.1 billion of unrecognized tax benefits of which $5.3 billion, if recognized, would affect our effective tax rate. Our policy is to include interest and penalties related to unrecognized tax benefits in income tax expense. Interest totaled $121 million in fiscal year 2008. As of June 30, 2008 and July 1, 2007, we had accrued interest related to uncertain tax positions of $324 million and $863 million, respectively, net of federal income tax benefits, on our balance sheets.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

(In millions)

Year Ended June 30,	2008

Balance, beginning of year	$7,076
Decreases related to settlements	(4,787)
Increases for tax positions related to the current year	934
Increases for tax positions related to prior years	66
Decreases for tax positions related to prior years	(80)
Reductions due to lapsed statute of limitations	(14)

Balance, end of year	$3,195

During fiscal year 2008, we reached a settlement with the Internal Revenue Service (“IRS”) on its 2000-2003 examination. As a result, we reduced our unrecognized tax benefits by $4.8 billion and recognized a tax provision reduction of $1.2 billion. We are under audit by the IRS for the tax years 2004-2006. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months as we do not believe the examination will be concluded within the next 12 months. As a result of our settlement related to the 2000-2003 examination, we paid the IRS approximately $3.1 billion during the first quarter of fiscal year 2009.

We are subject to income tax in many jurisdictions outside the United States, none of which are individually material to our financial position, cash flows, or results of operations.

NOTE 12    UNEARNED REVENUE

Unearned revenue is comprised of the following items:

Volume licensing programs – Represents customer billings for multi-year licensing arrangements, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period.

PAGE	60

 Part II

Item 8

Undelivered elements – Represents free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. This revenue deferral is applicable for Windows XP and prior versions shipped as retail packaged products, products licensed to OEMs, and perpetual licenses for current products under our Open and Select volume licensing programs. The amount recorded as unearned is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. The percentage of revenue recorded as unearned due to undelivered elements ranges from approximately 15% to 25% of the sales price for Windows XP Home and approximately 5% to 15% of the sales price for Windows XP Professional, depending on the terms and conditions of the license and prices of the elements. Product life cycles are currently estimated at three and one-half years for Windows operating systems.

Other – Represents payments for post-delivery support and consulting services to be performed in the future, online advertising for which the advertisement has yet to be displayed, Microsoft Dynamics business solutions products, Xbox Live subscriptions, Mediaroom, and other offerings for which we have been paid upfront and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The components of unearned revenue were as follows:

(In millions)

June 30,	2008	2007

Volume licensing programs	$12,232	$9,334
Undelivered elements	1,396	1,839
Other	1,669	1,473

Unearned revenue	$15,297	$12,646

Unearned revenue by segment was as follows:

(In millions)

June 30,	2008	2007

Client	$2,738	$2,875
Server and Tools	5,007	3,652
Microsoft Business Division	7,101	5,771
Other segments	451	348

Unearned revenue	$15,297	$12,646

NOTE 13    OTHER LONG-TERM LIABILITIES

(In millions)

June 30,	2008	2007

Tax contingencies and other tax liabilities	$3,812	$5,071
Legal contingencies	530	778
Product warranty	278	487
Other	101	117

Other long-term liabilities	$4,721	$6,453

PAGE	61

 Part II

Item 8

NOTE 14    COMMITMENTS AND GUARANTEES

We have committed $1.2 billion for constructing new buildings as of June 30, 2008.

We have operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for operating leases was $398 million, $325 million, and $271 million, in fiscal years 2008, 2007, and 2006, respectively. Future minimum rental commitments under noncancellable leases are as follows:

(In millions)

Year Ended June 30,	Amount

2009	$440
2010	323
2011	272
2012	236
2013 and thereafter	937

$2,208

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. In addition, we also provide indemnification against credit risk in several geographical locations to our volume license resellers in case the resellers fail to collect from the end user. Due to the nature of the indemnification provided to our resellers, we cannot estimate the fair value, nor determine the total nominal amount, of the indemnification. We evaluate estimated losses for these indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of these obligations and have not accrued any liabilities related to these indemnifications in our financial statements.

Product Warranty

In July 2007, we announced the expansion of our global Xbox 360 warranty coverage to three years from the date of purchase for a general hardware failure indicated by three flashing red lights. The basic Xbox 360 console warranty remains in place with a warranty period of one year from the date of purchase in most geographies.

The changes in our aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on our balance sheets, were as follows:

(In millions)

Year Ended June 30,	2008	2007

Balance, beginning of year	$850	$10
Accruals for warranties issued	365	974
Adjustments to pre-existing warranties	36	92
Settlements of warranty claims	(559)	(226)

Balance, end of year	$692	$850

Accruals for warranties issued during fiscal year 2007 included charges incurred as a result of the expansion of our Xbox 360 warranty coverage as discussed above.

PAGE	62

 Part II

Item 8

NOTE 15    CONTINGENCIES

Government competition law matters.    In March 2004, the European Commission issued a competition law decision that, among other things, ordered us to license certain Windows server protocol technology to our competitors. In March 2007, the European Commission issued a statement of objections claiming that the pricing terms we proposed for licensing the technology as required by the March 2004 decision were “not reasonable.” Following additional steps we took to address these concerns, the Commission announced on October 22, 2007 that we were in compliance with the March 2004 decision and that no further penalty should accrue after that date. On February 27, 2008, the Commission issued a fine of $1.4 billion (€899 million) relating to the period prior to October 22, 2007. In January 2008, the Commission announced that it was opening two new competition law investigations. These investigations relate primarily to interoperability with respect to our Microsoft Office family of products and the inclusion of various capabilities in our Windows operating system software, including Web browsing software. These investigations were precipitated by complaints filed with the Commission by a trade association of Microsoft’s competitors and a firm that offers Web browsing software. In May 2008, we filed an application with the European Court of First Instance to annul the February 2008 fine. We paid the $1.4 billion (€899 million) fine in June 2008.

We are subject to a Consent Decree and Final Judgment that resolved lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions. The Consent Decree imposed various constraints on our Windows operating system businesses. Portions of the Consent Decree were scheduled to expire on January 31, 2008; we voluntarily agreed to extend other elements of the Consent Decree to November 2009. In October 2007, some states filed a motion with the U.S. District Court for the District of Columbia seeking to have most of the remaining provisions of the Final Judgment in the action to which they are party extended for five years. The U.S. Department of Justice and other states advised the Court that they would not seek any extension of the Final Judgments to which they are party. In January 2008, the court issued a decision granting the states’ motion to extend these additional provisions of the consent decree until November 2009.

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

The settlements in all states have received final court approval. Cases in Arizona, Mississippi and Canada have not been settled. We estimate the total cost to resolve all of these cases will range between $1.7 billion and $1.9 billion. The actual cost depends on factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims. At June 30, 2008, we have recorded a liability related to these claims of approximately $900 million, which reflects our estimated exposure of $1.7 billion less payments made to date of approximately $800 million, mostly for administrative expenses, vouchers, and legal fees.

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

PAGE	63

 Part II

Item 8

Patent and intellectual property claims.    We are vigorously defending more than 45 patent infringement cases. Microsoft and Alcatel-Lucent are parties to a number of legal proceedings relating to certain patents of each of the companies. Some of these actions began before the merger of Alcatel and Lucent in 2006. For simplicity, we refer to the post-merger entity as Alcatel-Lucent throughout this discussion.

•

In 2003, we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents. Alcatel-Lucent has asserted claims under these patents against computer manufacturers that sell computers with our operating system and application software pre-installed. In February 2007, the jury returned a verdict in Alcatel-Lucent’s favor in the first of a series of patent trials, and awarded $1.5 billion in damages. In August 2007, on our motions for judgment as a matter of law, the trial court overturned the jury verdict and entered orders dismissing plaintiff’s claims on multiple grounds. Alcatel-Lucent appealed. The trial court previously dismissed Alcatel-Lucent’s claims with respect to a second group of patents and two patents in a third grouping. In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a trial on a consolidated group of video and user interface patents. The jury concluded that Microsoft had infringed two patents and awarded $367 million in damages. On June 19, 2008, the trial judge increased the amount of damages to $512 million, which includes the $367 million of damages and $145 million of interest. Microsoft will appeal the verdict.

•

In March 2006, Alcatel-Lucent filed a lawsuit against us in U.S. District Court in California, claiming Windows Vista, Windows Media Player, and the Xbox 360 infringe one of its patents. In response, we asserted counterclaims that Alcatel-Lucent infringes 10 Microsoft patents by its sale of various products. The case went to trial in April 2008 on Alcatel-Lucent’s video patent and four Microsoft counterclaim patents. The jury returned a verdict in Microsoft’s favor on June 4, 2008, finding no infringement of Alcatel-Lucent’s patent. The jury also found no infringement of Microsoft’s counterclaim patents.

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

•

In February 2007, we filed a complaint against Alcatel-Lucent with the International Trade Commission claiming Alcatel-Lucent is infringing four Microsoft patents related to our unified communications technology and seeking to prevent the import into the U.S. of certain Alcatel-Lucent unified communications products. Trial of this matter took place in October 2007. The administrative law judge ruled that Alcatel-Lucent infringed one of the four asserted patents. The Commission reversed that decision in May 2008. We are appealing that ruling to the U.S. Court of Appeals for the Federal Circuit.

•

In April 2007, the Multimedia Patent Trust filed a complaint against Microsoft, Dell, and Gateway in San Diego, California accusing the parties of infringing three video-related patents that originally belonged to Alcatel-Lucent. Alcatel-Lucent created the Multimedia Patent Trust prior to the companies’ merger and transferred the patents at issue to the trust. In June 2008, the plaintiff dismissed one of the patent claims.

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

As of June 30, 2008, we had accrued aggregate liabilities of approximately $600 million in other current liabilities and approximately $500 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we

PAGE	64

 Part II

Item 8

estimate could be up to $2.2 billion in aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operations, and cash flows for the period in which the effects become reasonably estimable.

NOTE 16    STOCKHOLDERS’ EQUITY

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2008	2007	2006

Balance, beginning of year	9,380	10,062	10,710
Issued	173	289	106
Repurchased	(402)	(971)	(754)

Balance, end of year	9,151	9,380	10,062

On July 20, 2006, we announced the completion of the repurchase program initially approved by our Board of Directors on July 20, 2004 to buy back up to $30.0 billion in Microsoft common stock.

On July 20, 2006, we also announced that our Board of Directors authorized two new share repurchase programs: a $20.0 billion tender offer, which was completed on August 17, 2006; and authorization for up to an additional $20.0 billion ongoing share repurchase program with an expiration of June 30, 2011. Under the tender offer, we repurchased approximately 155 million shares of common stock, or 1.5% of our common shares outstanding, for approximately $3.8 billion at a price per share of $24.75. On August 18, 2006, we announced that the authorization for the $20.0 billion ongoing share repurchase program had been increased by approximately $16.2 billion. As a result, we were authorized to repurchase additional shares in an amount up to $36.2 billion through June 30, 2011. As of June 30, 2008, approximately $2.7 billion remained of the $36.2 billion approved repurchase amount. Under these repurchase plans, we have made the following share repurchases:

(In millions)

Year Ended June 30,	2008(1)		2007(2)		2006(3)
	Shares	Amount	Shares	Amount	Shares	Amount

First quarter	81	$2,348	285	$6,965	114	$3,029
Second quarter	120	4,081	205	6,037	283	7,666
Third quarter	30	1,020	238	6,744	181	4,879
Fourth quarter	171	4,975	243	7,367	176	4,175

Total	402	$12,424	971	$27,113	754	$19,749

(1)	All amounts repurchased in fiscal year 2008 were repurchased under the repurchase plan approved by our Board of Directors on July 20, 2006.
(2)

Approximately 155 million shares of common stock for approximately $3.8 billion were repurchased under our tender offer in the first quarter of fiscal year 2007. All other amounts repurchased were repurchased under the repurchase plan approved by our Board of Directors on July 20, 2006.

(3)	All amounts repurchased in fiscal year 2006 were repurchased under the repurchase plan approved by our Board of Directors on July 20, 2004.

PAGE	65

 Part II

Item 8

In fiscal year 2008, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)		Payment Date

September 12, 2007	$0.11	November 15, 2007	$1,034		December 13, 2007
December 19, 2007	$0.11	February 21, 2008	$1,023		March 13, 2008
March 17, 2008	$0.11	May 15, 2008	$1,020		June 12, 2008
June 11, 2008	$0.11	August 21, 2008	$1,007	(1)	September 11, 2008

(1)	The dividend declared on June 11, 2008 will be paid after the filing date of this report on Form 10-K and was included in other current liabilities as of June 30, 2008.

In fiscal year 2007, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)		Payment Date

September 13, 2006	$0.10	November 16, 2006	$980		December 14, 2006
December 20, 2006	$0.10	February 15, 2007	$978		March 8, 2007
March 26, 2007	$0.10	May 17, 2007	$952		June 14, 2007
June 27, 2007	$0.10	August 16, 2007	$938	(1)	September 13, 2007

(1)	The dividend declared on June 27, 2007 was included in other current liabilities as of June 30, 2007.

NOTE 17    OTHER COMPREHENSIVE INCOME

The activity in other comprehensive income and related income tax effects were as follows:

(In millions)

Year Ended June 30,	2008	2007	2006

Net unrealized gains on derivative instruments:
Unrealized gains, net of tax effect of $46 in 2008, $66 in 2007, and $107 in 2006	$86	$123	$199
Reclassification adjustment for gains included in net income, net of tax effect of $(36) in 2008, $(59) in 2007, and $(66) in 2006	(68)	(109)	(123)

Net unrealized gains on derivative instruments	18	14	76

Net unrealized gains (losses) on investments:
Unrealized gains (losses), net of tax effect of $(234) in 2008, $393 in 2007, and $(105) in 2006	(435)	730	(195)
Reclassification adjustment for gains included in net income, net of tax effect of $(117) in 2008, $(217) in 2007, and $(47) in 2006	(218)	(404)	(87)

Net unrealized gains (losses) on investments	(653)	326	(282)

Translation adjustments and other	121	85	9

Other comprehensive income (loss)	$(514)	$425	$(197)

The components of accumulated other comprehensive income were as follows:

(In millions)

Year Ended June 30,	2008	2007	2006

Net unrealized gains on derivative instruments	$135	$117	$103
Net unrealized gains on investments	735	1,388	1,062
Translation adjustments and other	270	149	64

Accumulated other comprehensive income	$1,140	$1,654	$1,229

PAGE	66

 Part II

Item 8

NOTE 18    EMPLOYEE STOCK AND SAVINGS PLANS

Stock-based compensation and related income tax benefits were as follows:

(In millions)	2008	2007	2006

Total stock-based compensation	$1,479	$1,550	$1,715
Income tax benefits related to stock-based compensation	$518	$542	$600

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

(Shares In millions)	2008	2007	2006

Shares purchased	18	17	17
Average price per share	$26.78	$25.36	$23.02

At June 30, 2008, 107 million shares were reserved for future issuance.

Savings Plan.    We have a savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute up to 50% of their salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Matching contributions for all plans were $238 million, $218 million, and $178 million in fiscal years 2008, 2007, and 2006, respectively. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the U.S. plan include Microsoft common stock, but neither participant nor our matching contributions are required to be invested in Microsoft common stock.

Stock Plans.    We have stock plans for directors and for officers, employees, consultants, and advisors. At June 30, 2008, an aggregate of 786 million shares were authorized for future grant under our stock plans, which cover stock options, stock awards, and shared performance stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares to satisfy stock option exercises.

Stock Awards and Shared Performance Stock Awards.    Stock awards (“SAs”) are grants that entitle the holder to shares of common stock as the award vests. Our SAs generally vest over a five-year period.

Shared performance stock awards (“SPSAs”) are a form of SA in which the number of shares ultimately received depends on our business performance against specified performance targets. The performance period for SPSAs issued in fiscal years 2004, 2005, and 2006 was July 1, 2003 through June 30, 2006 (January 1, 2004 through June 30, 2006 for certain executive officers). Following the end of the performance period, the Compensation Committee of the Board of Directors determined that the number of shares of SAs to be issued was 37 million, based on the actual performance against metrics established for the performance period. One-third of the awards vested in each of the fiscal years 2007 and 2008. An additional one-third of the awards will vest in fiscal year 2009. Because the SPSAs covered a three-year period, SPSAs issued in fiscal year 2006 were given only to newly hired and promoted employees eligible to receive SPSAs.

The Company granted SPSAs for fiscal years 2007 and 2008 with performance periods of July 1, 2006 through June 30, 2007 and July 1, 2007 through June 30, 2008, respectively. At the end of the fiscal year performance period, the number of shares of stock subject to the award is determined by multiplying the target award by a percentage ranging from 0% to 150%. The percentage is based on performance metrics for the performance period, as determined by the Compensation Committee of the Board of Directors in its sole discretion. An additional number of shares, approximately 15% of the total target SPSAs, are available as additional awards to participants based on individual performance. One-quarter of the shares of stock subject to each award vest following the end of the

PAGE	67

 Part II

Item 8

performance period, and an additional one-quarter of the shares vest over each of the following three years. Following the end of the fiscal year 2007 performance period, the Compensation Committee of the Board of Directors determined that the number of shares of SAs to be issued was 11 million, based on the actual performance against metrics established for the performance period. The number of shares of SAs to be issued for the fiscal year 2008 performance period will be determined in the first quarter of fiscal year 2009.

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

(In millions)	2008	2007	2006

Dividend per share (quarterly amounts)	$0.10 - $0.11	$0.09 - $0.10	$0.08 - $0.09
Interest rates range	2.5% - 4.9%	4.3% - 5.3%	3.2% - 5.3%

During fiscal year 2008, the following activity occurred under our existing plans:

	Shares (in millions)	Weighted Average Grant-Date Fair Value
Year Ended June 30, 2008

Stock awards:
Nonvested balance, beginning of year	124	$24.67
Granted	71	27.83
Vested	(33)	24.49
Forfeited	(9)	25.61

Nonvested balance, end of year	153	$26.12

Shared performance stock awards:
Nonvested balance, beginning of year	33	$24.11
Granted	19	27.82
Vested	(14)	24.07
Forfeited	(2)	24.44

Nonvested balance, end of year	36	$26.14

As of June 30, 2008, there was $3.2 billion and $586 million of total unrecognized compensation costs related to SAs and SPSAs, respectively. These costs are expected to be recognized over a weighted average period of 3.4 years and 2.8 years, respectively.

SPSAs granted in fiscal year 2008 include adjustments for estimated performance against performance targets.

During fiscal year 2007 and 2006, the following activity occurred under our plans:

(In millions, except fair values)	2007	2006

Stock awards granted	57	47
Weighted average grant-date fair value	$25.15	$24.70
Shared performance stock awards granted	11	3
Weighted average grant-date fair value	$25.18	$24.80

Stock Options.    In fiscal year 2004, we began granting employees SAs rather than stock options as part of our equity compensation plans. Since then, stock options issued to employees have been issued primarily in conjunction with business acquisitions. Nonqualified stock options were granted to our directors under our non-employee director

PAGE	68

 Part II

Item 8

stock plan. Nonqualified and incentive stock options were granted to certain officers and employees under our employee stock plans. Options granted between 1995 and 2001 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire ten years from the date of grant. Options granted after 2001 vest over four and one-half years and expire ten years from the date of grant. Approximately ten million, two million, and one million stock options were granted in conjunction with business acquisitions during fiscal years 2008, 2007, and 2006, respectively.

Employee stock options outstanding were as follows:

	Shares (in millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (years)	Aggregate Intrinsic Value (in millions)
Balance, June 30, 2007	524	$27.86
Granted	10	8.63
Exercised	(121)	25.06
Canceled	(48)	32.05
Forfeited	(1)	15.58

Balance, June 30, 2008	364	$28.12	3.01	$1,029
Exercisable, June 30, 2008	357	$28.12	2.95	$899

Options outstanding as of June 30, 2008 include approximately 12 million options that were granted in conjunction with business acquisitions. While these options are included in the options outstanding balance, they are excluded from the weighted average exercise price of $28.12 presented. These options have an exercise price range of $0 to $150.93 and a weighted average exercise price of $9.03.

During fiscal years 2008, 2007, and 2006 the following activity occurred under our plans:

(In millions)	2008	2007	2006

Total intrinsic value of stock options exercised	$1,042	$818	$491
Total fair value of stock awards vested	$804	$566	$377
Total fair value of shared performance stock awards vested	$336	$292	$–

Cash received and income tax benefits from stock option exercises were $3.0 billion and $365 million, respectively, for fiscal year 2008.

NOTE 19    SEGMENT INFORMATION

Segment revenue and operating income (loss) was as follows:

(In millions)

Year Ended June 30,	2008	2007	2006

Revenue:
Client	$16,472	$14,844	$13,077
Server and Tools	13,189	11,184	9,670
Online Services Business	3,214	2,441	2,303
Microsoft Business Division	18,937	16,404	14,461
Entertainment and Devices Division	8,139	6,066	4,761
Unallocated and other	469	183	10

Consolidated	$60,420	$51,122	$44,282

PAGE	69

 Part II

Item 8

(In millions)

Year Ended June 30,	2008	2007	2006

Operating Income (Loss):
Client	$12,537	$11,338	$10,176
Server and Tools	4,261	3,593	2,980
Online Services Business	(1,309)	(630)	194
Microsoft Business Division	12,182	10,696	9,567
Entertainment and Devices Division	267	(2,016)	(1,329)
Reconciling amounts	(5,446)	(4,457)	(5,116)

Consolidated	$22,492	$18,524	$16,472

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Amounts for prior periods have been recast to conform to the current management view. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our five segments are Client; Server and Tools; Online Services Business; Microsoft Business Division; and Entertainment and Devices Division.

The types of products and services provided by each segment are summarized below:

Client – Windows Vista, including Home, Home Premium, Ultimate, Business, Enterprise and Starter Edition; Windows XP Professional and Home; Media Center Edition; Tablet PC Edition; and other standard Windows operating systems.

Server and Tools – Windows Server operating system; Microsoft SQL Server; Microsoft Enterprise Services; product support services; Visual Studio; System Center products; Forefront security products; Biz Talk Server; MSDN; and other products and services.

Online Services Business – Live Search; MSN; MapPoint; MSN Internet Access; MSN Premium Web Services (consisting of MSN Internet Software Subscription, MSN Hotmail Plus, and MSN Software Services); Windows Live; MSN Mobile Services; AvenueA Razorfish media agency services; Atlas online tools for advertisers; and the Drive PM ad network for publishers.

Microsoft Business Division – Microsoft Office; Microsoft Project; Microsoft Visio; Microsoft Office SharePoint Server; Microsoft PerformancePoint; Microsoft Office Live; FAST ESP; Microsoft Exchange Server; Microsoft Exchange Hosted Services; Microsoft Office Live Meeting; Microsoft Office Communication Server; Microsoft Office Communicator; Microsoft Tellme Service, Microsoft Dynamics AX; Microsoft Dynamics CRM; Microsoft Dynamics CRM Online; Microsoft Dynamics GP; Microsoft Dynamics NAV; Microsoft Dynamics SL; Microsoft Dynamics Retail Management System; Microsoft Partner Program; and Microsoft Office Accounting.

Entertainment and Devices Division – Xbox 360 console and games; Xbox Live; Zune; Mediaroom; numerous consumer software and hardware products (such as mice and keyboards); Windows Mobile software and services platform; Windows Embedded device operating system; Windows Automotive; and Surface computing platform.

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

PAGE	70

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

Significant reconciling items were as follows:

(In millions)

Year Ended June 30,	2008	2007	2006

Summary of reconciling amounts:
Corporate-level activity(1)	$(6,704)	$(4,777)	$(4,804)
Stock-based compensation expense	844	123	(173)
Revenue reconciling amounts	368	120	(7)
Other	46	77	(132)

Total	$(5,446)	$(4,457)	$(5,116)

(1)	Corporate-level activity excludes stock-based compensation expense and revenue reconciling amounts presented separately in those line items.

No sales to an individual customer accounted for more than 10% of fiscal year 2008 or fiscal year 2007 revenue. Sales to Dell and its subsidiaries accounted for approximately 11% of fiscal year 2006 revenue. These sales were made primarily through our OEM and volume licensing channels and cover a broad array of products including Windows PC operating systems, Microsoft Office, and server products.

Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)

Year Ended June 30,	2008	2007	2006

United States(1)	$35,928	$31,346	$27,957
Other countries	24,492	19,776	16,325

Total	$60,420	$51,122	$44,282

(1)	Includes shipments to customers in the United States and licensing to certain OEMs and multinational organizations.

Long-lived assets, classified by the geographic location of the controlling statutory company in which that company operates, were as follows:

(In millions)

Year Ended June 30,	2008	2007

United States	$19,129	$9,132
Other countries	1,194	856

Total	$20,323	$9,988

PAGE	71

 Part II

Item 8

QUARTERLY INFORMATION

(In millions, except per share amounts) (Unaudited)

Quarter Ended	Sep. 30		Dec. 31		Mar. 31		June 30		Total

Fiscal year 2008
Revenue	$13,762		$16,367		$14,454		$15,837		$60,420
Gross profit	11,087		12,824		11,940		12,971		48,822
Net income	4,289		4,707	(1)	4,388	(2)	4,297		17,681
Basic earnings per share	0.46		0.50		0.47		0.46		1.90
Diluted earnings per share	0.45		0.50		0.47		0.46		1.87

Fiscal year 2007
Revenue	$10,811		$12,542	(3)	$14,398	(4)	$13,371		$51,122
Gross profit	9,115		8,922		12,258		10,134	(6)	40,429
Net income	3,478		2,626		4,926	(5)	3,035		14,065
Basic earnings per share	0.35		0.27		0.51		0.32		1.44
Diluted earnings per share	0.35		0.26		0.50		0.31		1.42

Fiscal year 2006
Revenue	$9,741		$11,837		$10,900		$11,804		$44,282
Gross profit	8,488		9,598		8,872		9,674		36,632
Net income	3,141	(7)	3,653		2,977	(8)	2,828	(9)	12,599
Basic earnings per share	0.29		0.35		0.29		0.28		1.21
Diluted earnings per share	0.29		0.34		0.29		0.28		1.20

(1)	Includes charges of $237 million (pre-tax) related to various legal matters.
(2)	Includes charge of $1.4 billion (€899 million) related to the fine imposed by the European Commission in February 2008.
(3)

Reflects $1.6 billion of revenue deferred to the third quarter of fiscal year 2007 for the Express Upgrade to Windows Vista and Microsoft Office Technology guarantee programs and pre-shipments of Windows Vista and the 2007 Microsoft Office system.

(4)	Includes $1.6 billion of revenue discussed above.
(5)	Includes charges of $296 million (pre-tax) related to various legal matters.
(6)	Includes $1.1 billion (pre-tax) charge related to the Xbox 360 warranty policy, inventory write-downs, and product returns.
(7)	Includes charge of $361 million (pre-tax) related to the settlement with RealNetworks, Inc.
(8)	Includes charges of $397 million (pre-tax) related to various legal matters.
(9)	Includes charge of $351 million (€281 million) as a result of the fine imposed by the European Commission in July 2006.

PAGE	72

 Part II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2008 and 2007, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2008 and 2007, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 1 to the financial statements, on July 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 and Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 31, 2008 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 31, 2008

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

REPORT OF MANAGEMENT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting for the company. Internal control over financial reporting is a process to provide reasonable assurance regarding the reliability of our financial reporting for external purposes in accordance with accounting principles generally accepted in the United States of America. Internal control over financial reporting includes maintaining records that in reasonable detail accurately and fairly reflect our transactions; providing reasonable assurance that transactions are recorded as necessary for preparation of our financial statements; providing reasonable assurance that receipts and expenditures of company assets are made in accordance with management authorization; and providing reasonable assurance that unauthorized acquisition, use, or disposition of company assets that could have a material effect on our financial statements would be prevented or detected on a timely basis. Because of its inherent limitations, internal control over financial reporting is not intended to provide absolute assurance that a misstatement of our financial statements would be prevented or detected.

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2008. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2008; their report is included in Item 9A.

PAGE	74

 Part II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2008, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2008, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2008 of the Company and our report dated July 31, 2008 expressed an unqualified opinion on those financial statements and included an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 and Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 31, 2008

PAGE	75

 Part II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our directors may be found under the caption “Nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 19, 2008 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the Microsoft Finance Code of Professional Conduct (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, and other finance organization employees. The finance code of ethics is publicly available on our Website at www.microsoft.com/msft/corporate/default.mspx. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer and Corporate Controller, we will disclose the nature of the amendment or waiver on that Website or in a report on Form 8-K.

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

ITEM 14.    PRINCIPAL ACCOUNTING FEES AND SERVICES

Information concerning principal accountant fees and services appears in the Proxy Statement under the headings “Fees Billed by Deloitte & Touche” and “Policy on Audit Committee Pre-Approval of Audit and Permissible Non-Audit Services of Independent Auditor” and is incorporated herein by reference.

PAGE	76

 Part IV

Item 15

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K. Financial statement schedules have been omitted since they are either not required, not applicable, or the information is otherwise included.

(b) Exhibit Listing

		Filed herewith	Incorporated by reference
Exhibit number	Exhibit description		Form	Period ending	Exhibit	Filing date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		10-Q	12/31/02	3.1	1/31/03

3.2	Bylaws of Microsoft Corporation		10-K	6/30/07	3.2	8/3/07

10.1*	Microsoft Corporation 2001 Stock Plan		8-K		99.2	7/21/06

10.2*	Microsoft Corporation 1991 Stock Option Plan		8-K		99.1	7/21/06

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		8-K		10.3	11/15/04

10.4*	Microsoft Corporation Stock Option Plan for Non-Employee Directors		8-K		10.4	11/15/04

10.5*	Microsoft Corporation Stock Option Plan for Consultants and Advisors		8-K		10.5	11/15/04

10.6*	Microsoft Corporation 2003 Employee Stock Purchase Plan		10-K	6/30/04	10.6	9/1/04

10.7*	Microsoft Corporation Deferred Compensation Plan		S-8		99.1	2/28/06

10.8*	Form of Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-K		10.8	8/25/06

10.9*	Form of Stock Award Agreement for Non-Employee Directors under the Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.9	9/1/04

10.10*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the January 1, 2004 to June 30, 2006 performance period		10-K	6/30/04	10.10	9/1/04

PAGE	77

 Part IV

Item 15

		Filed herewith	Incorporated by reference
Exhibit number	Exhibit description		Form	Period ending	Exhibit	Filing date

10.11*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the July 1, 2003 to June 30, 2006 performance period		10-K	6/30/04	10.11	9/1/04

10.12*	Form of Stock Option Agreement under the Microsoft Corporation 2001 Stock Plan		10-K	6/30/04	10.12	9/1/04

10.13*	Form of Stock Option Agreement for Non-Employee Directors under the 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.13	9/1/04

10.14	Trust Agreement dated June 1, 1993 between Microsoft Corporation and BNY Western Trust Company as trustee (formerly with First Interstate Bank of Washington as trustee)		10-K	6/30/02	10.8	9/6/02

10.15	Trust Agreement dated June 30, 2003 between Microsoft Corporation and BNY Western Trust Company as trustee		10-K	6/30/03	10.8	9/5/03

10.16*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		S-8		99.2	2/28/06

10.17*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the fiscal year 2007 performance period		10-K	6/30/07	10.17	8/3/07

10.18*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the fiscal year 2008 performance period		10-Q	12/31/07	10.18	1/24/08

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement

PAGE	78

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 31, 2008.

MICROSOFT CORPORATION

By:	/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 31, 2008.

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