Form 10-Q
period 2008-09-30
MICROSOFT CORP
filed 2008-10-23
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 20, 2008
Common Stock, $0.00000625 par value per share	8,895,572,720 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2008

Part I. Financial Information

Item  1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except per share amounts)(Unaudited)

	Three Months Ended September 30,
	2008	2007
Revenue	$15,061	$13,762
Operating expenses:
Cost of revenue	2,848	2,675
Research and development	2,283	1,837
Sales and marketing	3,044	2,683
General and administrative	887	718

Total operating expenses	9,062	7,913

Operating income	5,999	5,849
Other income (expense)	(8)	367

Income before income taxes	5,991	6,216
Provision for income taxes	1,618	1,927

Net income	$4,373	$4,289

Earnings per share:
Basic	$0.48	$0.46

Diluted	$0.48	$0.45

Weighted average shares outstanding:
Basic	9,084	9,380

Diluted	9,183	9,513

Cash dividends declared per common share	$0.13	$0.11

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	September 30, 2008	June 30, 2008(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,004	$10,339
Short-term investments (including securities pledged as collateral of $1,011 and $2,491)	11,718	13,323

Total cash, cash equivalents, and short-term investments	20,722	23,662
Accounts receivable, net of allowance for doubtful accounts of $168 and $153	9,535	13,589
Inventories	1,640	985
Deferred income taxes	1,974	2,017
Other	3,331	2,989

Total current assets	37,202	43,242
Property and equipment, net of accumulated depreciation of $6,622 and $6,302	6,552	6,242
Equity and other investments	4,381	6,588
Goodwill	12,291	12,108
Intangible assets, net	1,899	1,973
Deferred income taxes	1,041	949
Other long-term assets	1,751	1,691

Total assets	$65,117	$72,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,351	$4,034
Short-term debt	1,975	–
Accrued compensation	2,138	2,934
Income taxes	514	3,248
Short-term unearned revenue	11,815	13,397
Securities lending payable	1,070	2,614
Other	3,520	3,659

Total current liabilities	24,383	29,886
Long-term unearned revenue	1,662	1,900
Other long-term liabilities	5,478	4,721
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 8,977 and 9,151	61,655	62,849
Retained deficit, including accumulated other comprehensive income of $877 and $1,140	(28,061)	(26,563)

Total stockholders’ equity	33,594	36,286

Total liabilities and stockholders’ equity	$65,117	$72,793

(1)	Derived from audited financial statements.

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended September 30,
	2008	2007
Operations
Net income	$4,373	$4,289
Depreciation, amortization, and other noncash items	585	435
Stock-based compensation expense	443	333
Net recognized losses (gains) on investments and derivatives	36	(187)
Excess tax benefits from stock-based payment arrangements	(44)	(69)
Deferred income taxes	376	357
Unearned revenue	4,186	3,821
Recognition of unearned revenue	(6,044)	(4,965)
Accounts receivable	3,985	2,806
Other current assets	(558)	(235)
Other long-term assets	(116)	(11)
Other current liabilities	(4,552)	(1,189)
Other long-term liabilities	700	493

Net cash from operations	3,370	5,878

Financing
Proceeds from short-term debt	1,975	–
Common stock issued	228	646
Common stock repurchased	(6,493)	(2,930)
Common stock cash dividends	(998)	(938)
Excess tax benefits from stock-based payment arrangements	44	69

Net cash used in financing	(5,244)	(3,153)

Investing
Additions to property and equipment	(778)	(510)
Acquisition of companies, net of cash acquired	(377)	(5,396)
Purchases of investments	(4,246)	(5,997)
Maturities of investments	464	330
Sales of investments	7,075	9,120
Securities lending payable	(1,543)	196

Net cash from (used in) investing	595	(2,257)

Effect of exchange rates on cash and cash equivalents	(56)	58

Net change in cash and cash equivalents	(1,335)	526
Cash and cash equivalents, beginning of period	10,339	6,111

Cash and cash equivalents, end of period	$9,004	$6,637

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended September 30,
	2008	2007
Common stock and paid-in capital
Balance, beginning of period	$62,849	$60,557
Common stock issued	226	655
Common stock repurchased	(1,897)	(816)
Stock-based compensation expense	443	333
Stock option income tax benefits (deficiencies)	33	(87)
Other, net	1	57

Balance, end of period	61,655	60,699

Retained deficit
Balance, beginning of period	(26,563)	(29,460)
Cumulative effect of a change in accounting principle – adoption of FIN 48	–	(395)
Cumulative effect of a change in accounting principle – adoption of EITF 06-2	–	(17)
Net income	4,373	4,289
Other comprehensive income:
Net gains (losses) on derivative instruments	293	(88)
Net unrealized investments losses	(398)	(86)
Translation adjustments and other	(158)	50

Comprehensive income	4,110	4,165
Common stock cash dividends	(1,157)	(1,029)
Common stock repurchased	(4,451)	(1,828)

Balance, end of period	(28,061)	(28,564)

Total stockholders’ equity	$33,594	$32,135

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

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures and as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. Prior period amounts have been recast to conform to the current period presentation. See Note 3 – Other Income (Expense).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2008 Form 10-K.

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

Recently Adopted Accounting Pronouncements

On July 1, 2008, we adopted Financial Accounting Standards Board (“FASB”) Statement No. 157, Fair Value Measurements (“SFAS No. 157”) for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 4 – Financial Instruments.

Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, became effective for us on

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

July 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. We chose not to elect the fair value option.

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We believe the adoption of SFAS No. 161 will not have a material impact on our financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We believe the adoption of SFAS No. 160 will not have a material impact on our financial statements.

Note 2 – Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards, some of which are performance-based.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Components of basic and diluted earnings per share were as follows:

	Three Months Ended September 30,
(In millions, except earnings per share)	2008	2007
Net income available for common shareholders (A)	$4,373	$4,289

Weighted average outstanding shares of common stock (B)	9,084	9,380
Dilutive effect of employee stock options and awards	99	133

Common stock and common stock equivalents (C)	9,183	9,513

Earnings per share:
Basic (A/B)	$0.48	$0.46

Diluted (A/C)	$0.48	$0.45

The following shares attributable to outstanding stock options were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended September 30,
(In millions)	2008	2007
Shares excluded from calculation of diluted EPS	136	137

Note 3 – Other Income (Expense)

Components of other income (expense) were as follows:

	Three Months Ended September 30,
(In millions)	2008	2007
Dividends and interest	$207	$239
Net recognized gains on investments	129	151
Net gains (losses) on derivatives	(165)	36
Net gains (losses) on foreign currency remeasurements	(179)	80
Other	–	(139)

Other income (expense)	$(8)	$367

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures and as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. For the three months ended September 30, 2008, $179 million of losses were reported as other income (expense). For the three months ended September 30, 2007, $69 million of gains were previously recorded as a component of sales and marketing expense and have been recast as other income (expense).

Net recognized gains on investments, which included other-than-temporary impairments of $72 million during the first quarter of fiscal year 2009 as compared with $15 million during the first quarter of fiscal year 2008, decreased primarily due to declines in debt and equity values as a result of continuing credit market stresses and stock market declines. In evaluating when declines in fair value are other than temporary, we consider all available evidence, including market declines subsequent to the period-end.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4 – Financial Instruments

We adopted SFAS No. 157 on July 1, 2008 for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value, and expands disclosures about fair value measurements.

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk including our own credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•	Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets.

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques for which all significant assumptions are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities.

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques that include option pricing models, discounted cash flow models, and similar techniques.

The following section describes the valuation methodologies we use to measure different financial assets and liabilities at fair value.

Investments Other Than Derivatives

Investments other than derivatives primarily include U.S. government and agency securities, foreign government bonds, mortgage-backed securities, corporate notes and bonds, and common stock and equivalents.

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 investments such as domestic and international equities, U.S. treasuries, exchange-traded mutual funds, and agency securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate notes and bonds, foreign government bonds, mortgage-backed securities, and certain agency securities. Our Level 3 assets within investments other than derivatives primarily include investments in certain corporate bonds. We value the Level 3

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

corporate bonds using internally developed valuation models, whose inputs include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair value of the investments.

Derivatives

In general, and where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are included in Level 1. The fair values for the derivative assets and liabilities included in Level 2 are estimated using industry standard valuation models, such as the Black-Scholes model. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Level 2 derivative assets and liabilities primarily include certain over-the-counter options, futures, and swap contracts. In certain cases, market-based observable inputs are not available and we use management judgment to develop assumptions which are used to determine fair value. These derivative assets and liabilities are included in Level 3 and primarily represent derivatives for foreign equities and bonds.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at September 30, 2008:

(In millions)	Level 1	Level 2	Level 3	FIN39 netting(a)	Net balance

Assets
Mutual funds	$1,009	$54	$–	$–	$1,063
Commercial paper	–	2,522	–	–	2,522
Certificates of deposit	–	387	–	–	387
U.S. government and agency securities	770	1,335	–	–	2,105
Foreign government bonds	416	2,904	–	–	3,320
Mortgage-backed securities	–	3,971	–	–	3,971
Corporate notes and bonds	–	2,541	111	–	2,652
Municipal securities	–	202	–	–	202
Common stock and equivalents	3,349	4	4	–	3,357
Preferred stock	–	28	–	–	28
Derivatives	9	1,268	15	(414)	878

Total	$5,553	$15,216	$130	$(414)	$20,485

Liabilities
Derivatives	$21	$395	$–	$(400)	$16

Total	$21	$395	$–	$(400)	$16

(a)	FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts, permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists. These amounts include fair value adjustments related to our own credit risk and counterparty credit risk.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three months ended September 30, 2008. The majority of our Level 3 instruments consist of investment securities classified as available-for-sale with changes in fair value included in other comprehensive income.

	Three Months Ended September 30, 2008
(In millions)	Corporate notes and bonds	Common stock and equivalents	Derivative assets	Total
Balance, beginning of period	$138	$8	$71	$217
Total realized and unrealized gains (losses):
Included in other income (expense)	(9)	(4)	48	35
Included in other comprehensive income	(29)	–	–	(29)
Purchases, issuances, and settlements	–	–	(104)	(104)
Transfers in	11	–	–	11

Balance, end of period	$111	$4	$15	$130

Change in unrealized gains (losses) included in other income (expense) related to assets held as of September 30, 2008	$(9)	$(3)	$1	$(11)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. During the three months ended September 30, 2008, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

Note 5 – Inventories

Components of inventories were as follows:

(In millions)	September 30, 2008	June 30, 2008
Raw materials	$402	$417
Work in process	58	31
Finished goods	1,180	537

Inventories	$1,640	$985

Note 6 – Acquisitions

We acquired four entities during the three months ended September 30, 2008 for total consideration of $385 million. As a result of these acquisitions, we recorded $312 million of goodwill. All of the entities have been consolidated into our results of operations since their respective acquisition dates. The purchase price allocations for these acquisitions are preliminary for up to 12 months after the acquisition date and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material to our consolidated results of operations.

Note 7 – Goodwill

	Three Months Ended September 30, 2008
(In millions)	Balance as of July 1, 2008	Acquisitions	Purchase accounting adjustments and other	Balance as of September 30, 2008
Client	$153	$–	$–	$153
Server and Tools	738	233	–	971
Online Services Business	6,274	55	(21)	6,308
Microsoft Business Division	4,191	–	(108)	4,083
Entertainment and Devices Division	752	24	–	776

Total	$12,108	$312	$(129)	$12,291

None of the amount recorded as goodwill is expected to be deductible for tax purposes. The purchase price allocations for all of the acquisitions is preliminary for up to 12 months after the acquisition date and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Any change in the goodwill amounts resulting from foreign currency translations are presented as “other” in the above table.

Note 8 – Intangible Assets

The components of finite-lived intangible assets were as follows:

	September 30, 2008			June 30, 2008
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Contract-based	$1,072	$(811)	$261	$1,074	$(796)	$278
Technology-based	1,744	(759)	985	1,677	(672)	1,005
Marketing-related	171	(72)	99	171	(65)	106
Customer-related	706	(152)	554	708	(124)	584

Total	$3,693	$(1,794)	$1,899	$3,630	$(1,657)	$1,973

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was $140 million for the three months ended September 30, 2008 as compared with $102 million for the three months ended September 30, 2007. The following table outlines the estimated future amortization expense related to intangible assets as of September 30, 2008:

(In millions)	Amount
Year Ended June 30,
2009	$421
2010	513
2011	425
2012	289
2013 and thereafter	251

Total	$1,899

Note 9 – Income Taxes

Tax contingencies and other tax liabilities were $4.5 billion as of September 30, 2008 and $3.8 billion as of June 30, 2008, and were included in other long-term liabilities.

The effective tax rates were 27% and 31% for the three months ended September 30, 2008 and 2007, respectively. The fiscal year 2009 rate reflected a decline in the recurring effective tax rate primarily as a result of foreign earnings taxed at lower rates.

During the first quarter of fiscal year 2009, we paid the Internal Revenue Service (“IRS”) approximately $3.1 billion as a result of our settlement with the IRS on its 2000-2003 examination.

Note 10 – Unearned Revenue

The components of unearned revenue were as follows:

(In millions)	September 30, 2008	June 30, 2008
Volume licensing programs	$10,738	$12,232
Undelivered elements	1,225	1,396
Other	1,514	1,669

Unearned revenue	$13,477	$15,297

Unearned revenue by segment was as follows:

(In millions)	September 30, 2008	June 30, 2008
Client	$2,402	$2,738
Server and Tools	4,424	5,007
Microsoft Business Division	6,204	7,101
Other	447	451

Unearned revenue	$13,477	$15,297

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 11 – Short-Term Debt

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Pursuant to the authorization, we established a commercial paper program providing for the issuance and sale of up to $2.0 billion in short-term commercial paper. As of September 30, 2008, substantially all of the commercial paper was issued and outstanding with a weighted average interest rate, including issuance cost, of 1.42%, and maturities of seven to 14 days.

In September 2008, we also entered into a $2.0 billion senior unsecured credit facility, principally to support the commercial paper program. As of September 30, 2008, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. The credit facility expires on March 22, 2009. No amounts were drawn against the credit facility during the three months ended September 30, 2008.

Note 12 – Contingencies

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The settlements in all states have received final court approval. Cases in Arizona, Mississippi, and Canada have not been settled. We estimate the total cost to resolve all of these cases will range between $1.7 billion and $1.9 billion. The actual cost depends on factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims. At September 30, 2008, we have recorded a liability related to these claims of approximately $900 million, which reflects our estimated exposure of $1.7 billion less payments made to date of approximately $800 million, mostly for administrative expenses, vouchers, and legal fees.

Other antitrust litigation and claims. In November 2004, Novell, Inc. filed a complaint in U.S. District Court, asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. This case was transferred to Maryland. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. Both parties appealed, and in October 2007, the court of appeals affirmed the decision of the trial court, and remanded the case to that court for further proceedings.

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

•

In 2003, we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents. Alcatel-Lucent has asserted claims under these patents against computer manufacturers that sell computers with our operating system and application software pre-installed. In February 2007, the jury returned a verdict in Alcatel-Lucent’s favor in the first of a series of patent trials, and awarded $1.5 billion in damages. In August 2007, on our motions for judgment as a matter of law, the trial court overturned the jury verdict and dismissed plaintiff’s claims on multiple grounds. Alcatel-Lucent appealed, and in September 2008, the court of appeals affirmed the trial court’s dismissal of the claim. The trial court previously dismissed Alcatel-Lucent’s claims with respect to a second group of patents and two patents in a third grouping. In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a trial on a consolidated group of one video and three user interface patents. The jury concluded that Microsoft had infringed two user interface patents and awarded $367 million in damages. On June 19, 2008, the trial judge increased the amount of damages to $512 million, which includes the $367 million of damages and $145 million of interest. Microsoft has appealed the verdict.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

•

In March 2006, Alcatel-Lucent filed a lawsuit against us in U.S. District Court in California, claiming Windows Vista, Windows Media Player, and the Xbox 360 infringe one of its patents. The Alcatel-Lucent patent, together with five other patents, was then assigned to a separate entity, the Multimedia Patent Trust (“MPT”). Alcatel-Lucent created the MPT immediately prior to the companies’ merger and transferred these patents to the trust. In response, we asserted counterclaims that Alcatel-Lucent infringes 10 Microsoft patents by its sale of various products. The case went to trial in April 2008 on Alcatel-Lucent’s video patent and four Microsoft counterclaim patents. The jury returned a verdict in Microsoft’s favor on June 4, 2008, finding no infringement of Alcatel-Lucent’s patent. The jury also found no infringement of Microsoft’s counterclaim patents. Microsoft and MPT have now settled all claims relating to the asserted patent and the four remaining patents owned by MPT.

•

In November 2006, Alcatel-Lucent filed two patent infringement cases against us in U.S. District Court in Texas, asserting Mediaroom and various networking functionalities violate seven of its patents. In April 2007, we asserted infringement counterclaims based on four of our patents relating to functionality similar to that accused by Alcatel-Lucent. The trial on some of these patents is set for January 2009 and trial on the remaining patents is set for March 2009.

•

In February 2007, we filed a complaint against Alcatel-Lucent with the International Trade Commission claiming Alcatel-Lucent is infringing four Microsoft patents related to our unified communications technology and seeking to prevent the import into the U.S. of certain Alcatel-Lucent unified communications products. Trial of this matter took place in October 2007. The administrative law judge ruled that Alcatel-Lucent infringed one of the four asserted patents. The Commission reversed that decision in May 2008. We have appealed that ruling to the U.S. Court of Appeals for the Federal Circuit.

•

In April 2007, MPT filed a complaint against Microsoft, Dell, and Gateway in San Diego, California accusing the parties of infringing three video-related patents that Alcatel-Lucent had transferred to MPT. This lawsuit has now been dismissed pursuant to the settlement between Microsoft and MPT.

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

As of September 30, 2008, we had accrued aggregate liabilities of approximately $500 million in other current liabilities and approximately $600 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could be up to $2.3 billion in aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operations, and cash flows for the period in which the effects become reasonably estimable.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 13 – Product Warranties

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

The changes in our aggregate product warranty liabilities were as follows:

(In millions)	Three Months Ended September 30, 2008
Balance, beginning of period	$692
Accrual for warranties issued	32
Adjustments to pre-existing warranties	(14)
Settlements of warranty claims	(140)

Balance, end of period	$570

Note 14 – Stockholders’ Equity

Share Repurchases

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 to buy back up to $40.0 billion of Microsoft common stock.

On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013. As of September 30, 2008, approximately $36.7 billion remained of the $40.0 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice.

We repurchased the following shares of common stock under the above-described repurchase plans:

	Three Months Ended September 30,
(In millions)	2008	2007
Shares of common stock repurchased	223	81
Value of common stock repurchased	$5,966	$2,349

Of the 223 million shares repurchased, 101 million shares were repurchased for $2.7 billion under the repurchase plan approved by our Board of Directors during the first quarter of fiscal year 2007 and 122 million shares were repurchased for $3.3 billion under the repurchase plan approved by our Board of Directors in September 2008.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
			(in millions)
(Fiscal year 2009)
September 22, 2008	$0.13	November 20, 2008	$1,166	December 11, 2008

(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,034	December 13, 2007

The estimate of the amount to be paid as a result of the September 22, 2008 declaration was included in other current liabilities as of September 30, 2008.

Note 15 – Segment Information

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income based upon internal accounting methods. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our five segments are Client; Server and Tools; Online Services Business; Microsoft Business Division; and Entertainment and Devices Division. We have recast certain prior period amounts to conform to the way we internally managed and monitored performance at the segment level during the current period.

Segment revenue and operating income (loss) was as follows:

	Three Months Ended September 30,
(In millions)	2008	2007
Revenue
Client	$4,048	$4,049
Server and Tools	3,405	2,903
Online Services Business	770	665
Microsoft Business Division	4,947	4,113
Entertainment and Devices Division	1,814	1,929
Unallocated and other	77	103

Consolidated	$15,061	$13,762

Operating income (loss)
Client	$3,068	$3,264
Server and Tools	1,081	880
Online Services Business	(521)	(268)
Microsoft Business Division	3,260	2,714
Entertainment and Devices Division	134	139
Reconciling amounts	(1,023)	(880)

Consolidated	$5,999	$5,849

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Significant reconciling items were as follows:

	Three Months Ended September 30,
(In millions)	2008	2007
Summary of reconciling amounts:
Corporate-level activity (1)	$(1,428)	$(1,098)
Stock-based compensation expense	263	209
Revenue reconciling amounts	173	97
Other	(31)	(88)

Total	$(1,023)	$(880)

(1)	Corporate-level activity excludes stock-based compensation expense and revenue reconciling amounts presented separately in those line items.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of September 30, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended September 30, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated July 31, 2008 (which includes an explanatory paragraph regarding the Company’s adoption of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109 and Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43), we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

/S/ DELOITTE & TOUCHE LLP
Seattle, Washington
October 23, 2008

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Special Note About Forward-Looking Statements

Certain statements in Management’s Discussion and Analysis (“MD&A”), other than purely historical information, including estimates, projections, statements relating to our business plans, objectives, and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties, which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Part II, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products and services for many different types of computing devices. Our software products and services include operating systems for personal computers, servers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; high-performance computing applications; software development tools; and video games. We provide consulting and product support services, and we train and certify computer system integrators and developers. We also design and sell hardware including the Xbox 360 video game console, the Zune digital music and entertainment device, and peripherals. Online offerings and information are delivered through Live Search, Windows Live, Office Live, our MSN portals and channels, and the Microsoft Online Services platform which includes offerings for businesses such as Microsoft Dynamics CRM Online, Exchange Hosted Services, Exchange Online, and SharePoint Online. We enable the delivery of online advertising across our broad range of digital media properties and on Live Search through our proprietary adCenter® platform.

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

All growth and percentage comparisons refer to the three months ended September 30, 2008, as compared with the three months ended September 30, 2007, unless otherwise noted.

Summary

(In millions, except per share amounts and percentages)	Three Months Ended September 30,		Percentage Change
	2008	2007
Revenue	$15,061	$13,762	9%
Operating income	$5,999	$5,849	3%
Diluted earnings per share	$0.48	$0.45	7%

Revenue growth was driven primarily by increased licensing of the 2007 Microsoft Office system and increased revenue associated with Windows Server and SQL Server. Foreign currency exchange rates accounted for a $439 million or three percentage point increase in revenue during the three months ended September 30, 2008.

Operating income increased primarily reflecting increased revenue, partially offset by increased headcount-related expenses and increased cost of revenue. Headcount-related expenses increased 22%, reflecting a 14% increase in headcount during the past 12 months and an increase in salaries and benefits for existing headcount. Cost of revenue increased $173 million or 6%, reflecting increased data center and equipment costs, online content expenses, and increased costs associated with the growth in our consulting services, partially offset by decreased Xbox 360 manufacturing costs.

Diluted earnings per share growth was impacted favorably by share repurchases.

Demand for our software, services, hardware, and online offerings are correlated with global macroeconomic factors. For the remainder of fiscal year 2009, we expect the economic conditions experienced during the first quarter to broadly continue. We are monitoring economic conditions and have three major areas of focus: continuing to provide high value products at the lowest total cost of ownership, increasing focus on our expense management, and prioritizing our investment dollars in key strategic opportunities to enable us to manage our business for the long term.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Revenue and operating income (loss) amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 15 – Segment Information is presented on a basis consistent with our current internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately. Prior period amounts have been recast to conform to the way we internally managed and monitored performance at the segment level during the current period.

Client

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change
	2008	2007
Revenue	$4,218	$4,139	2%
Operating income	$3,267	$3,388	(4)%

Client offerings consist of premium and standard edition Windows operating systems. Premium editions are those that include additional functionality and are sold at a price above our standard editions. Premium editions include Windows Vista Business, Windows Vista Home Premium, Windows Vista Ultimate, Windows Vista

Enterprise, Windows XP Professional, Windows XP Media Center Edition, and Windows XP Tablet PC Edition. Standard editions include Windows Vista Home Basic and Windows XP Home. Client revenue growth generally correlates with the growth of PC purchases from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue. The differences between unit growth rates and revenue growth rates from year to year are affected by changes in the mix of OEM Windows operating systems licensed with premium edition operating systems as a percentage of total OEM Windows operating systems licensed (“OEM premium mix”), changes in the geographic mix, and changes in the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders.

Client revenue increased reflecting growth in licensing of Windows Vista. Revenue from commercial and retail licensing of Windows operating systems increased $125 million or 22%. OEM revenue decreased $46 million or 1% while OEM license units increased 8%. The decline in OEM revenue reflected the four percentage point decrease in the OEM premium mix to 71% as well as changes in the geographic and product mixes. Based on our estimates, total worldwide PC shipments from all sources grew 10% to 12%, driven by demand in both emerging and mature markets.

Client operating income decreased reflecting increased sales and marketing expenses, research and development expenses, and cost of revenue, partially offset by increased revenue. Sales and marketing expenses increased $123 million or 43%, primarily reflecting increased advertising and marketing campaigns. Research and development expenses increased $45 million or 20% as a result of increased headcount-related expenses. Cost of revenue increased $31 million or 14%, primarily driven by product and services costs.

For the remainder of fiscal year 2009, we expect PC shipments will grow between 8% and 12%. Within the overall PC market, we expect current trends to continue.

Server and Tools

(In millions, except percentages)	Three Months ended September 30,		Percentage Change
	2008	2007
Revenue	$3,406	$2,900	17%
Operating income	$1,151	$959	20%

Server and Tools concentrates on licensing products, applications, tools, content, and services that are designed to make information technology professionals and developers more productive and efficient. Server and Tools offerings consist of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, and other server products. We also offer developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server products can be run on-site, in a hosted environment, or in a Web-based environment. We use multiple channels for licensing, including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. We sell licenses both as one-time licenses and as multi-year volume licenses.

Server and Tools revenue increased reflecting growth in product and services revenue and included a favorable impact from foreign currency exchange rates of $130 million or four percentage points. Server and server application revenue (including CAL revenue) and developer tools revenue increased $395 million or 17%, primarily driven by growth in volume licensing of Windows Server and SQL Server products. This growth reflects continued broad adoption of the Windows Platform and applications with the releases of Windows Server 2008 during the second half of fiscal year 2008 and the release of SQL Server 2008 during the first quarter of fiscal year 2009. Consulting and Premier and Professional product support services revenue increased $111 million or 19%, primarily due to higher demand for consulting and support services by corporate enterprises.

Server and Tools operating income increased, primarily due to growth in high-margin product revenue, partially offset by increased cost of revenue, research and development expenses, and sales and marketing expenses. Cost of revenue increased $119 million or 20%, reflecting the growth in consulting and Premier and Professional product support services delivered. Research and development expenses increased $93 million or 22%, primarily driven by increased headcount-related expenses. Sales and marketing expenses increased $83 million or 10%, due to higher expenses associated with our corporate sales force.

For the remainder of fiscal year 2009, we expect continued growth in both product and services revenue driven by strong adoption of our product portfolio and the recognition of deferred revenue from previously signed agreements.

Online Services Business

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change
	2008	2007
Revenue	$770	$671	15%
Operating loss	$(480)	$(267)	(80)%

Online Services Business (“OSB”) consists of an on-line advertising platform with offerings for both publishers and advertisers, personal communications services such as email and instant messaging, online information offerings such as Live Search, and the MSN portals and channels around the world. We earn revenue primarily from online advertising, including search, display, and email and messaging services. Revenue is also generated through subscriptions and transactions generated from online paid services, from advertiser and publisher tools, digital marketing and advertising agency services, and from MSN narrowband Internet access subscribers. During the three months ended September 30, 2007, we completed our acquisition of aQuantive, Inc. (“aQuantive”), a digital marketing business. aQuantive was consolidated into our results of operations starting August 10, 2007, the acquisition date. Amounts during the three months ended September 30, 2008 included three months of aQuantive results whereas amounts during the three months ended September 30, 2007 included aQuantive results only from the acquisition date through the end of the quarter.

OSB revenue increased as a result of increased online advertising revenue and incremental aQuantive revenue, partially offset by decreased access revenue. Online advertising revenue increased $72 million or 15%, to $557 million. This increase reflected growth in our existing online advertising business. Agency revenue, which is solely derived from aQuantive, was $98 million during the three months ended September 30, 2008 and $51 million during the three months ended September 30, 2007. Access revenue decreased $20 million or 29%, to $50 million, reflecting continued migration of subscribers to broadband or other competitively-priced service providers.

OSB operating loss increased due to increased cost of revenue, sales and marketing expenses, and research and development expenses, partially offset by increased revenue. Cost of revenue increased $183 million or 47%, primarily driven by increased data center and equipment costs, online content expenses, and agency expenses. Sales and marketing expenses increased $54 million or 23%, and research and development expenses increased $54 million or 19%, primarily due to increased headcount-related expenses.

For the remainder of fiscal year 2009, we expect revenue to increase over the prior year as a result of investments we have made. We also expect operating expenses to increase as we continue to invest in our long-term strategy.

Microsoft Business Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change
	2008	2007
Revenue	$4,949	$4,117	20%
Operating income	$3,311	$2,700	23%

Microsoft Business Division (“MBD”) offerings consist of the Microsoft Office system and Microsoft Dynamics business solutions. Microsoft Office system products are designed to increase personal, team, and organization productivity through a range of programs, services, and software solutions. Growth of revenue from the Microsoft Office system offerings, which generate over 90% of MBD revenue, depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other information worker areas such as enterprise content management, collaboration, unified communications, and business intelligence. Microsoft Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises. We evaluate our results based upon the nature of the end user in two primary parts: business revenue, which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue; and consumer revenue, which includes revenue from retail packaged product sales and OEM revenue.

MBD revenue increased reflecting growth in licensing of the 2007 Microsoft Office system and included a favorable impact from foreign currency exchange rates of $214 million or five percentage points. Business revenue increased $544 million or 16%, primarily as a result of growth in volume licensing agreement revenue and strong transactional license sales to businesses. The increase in business revenue also included a 10% increase in Microsoft Dynamics customer billings. Consumer revenue increased $288 million or 36%, reflecting increased sales primarily due to promotional pricing programs for the 2007 Microsoft Office system.

MBD operating income increased reflecting growth in revenue, partially offset by increased sales and marketing expenses, cost of revenue, and research and development expenses. Sales and marketing expenses increased $90 million or 11%, reflecting increased expenses associated with our corporate sales force. Cost of revenue increased $64 million or 30%, driven by an increase in consulting service expenses associated with the April 2008 acquisition of Fast Search & Transfer ASA (“FAST”), and online services infrastructure costs. Research and development expenses increased $56 million or 16%, primarily driven by an increase in headcount-related expenses associated with the FAST acquisition.

For the remainder of fiscal year 2009, we expect revenue to continue to increase over the prior year as sales of the 2007 Microsoft Office system continue to grow.

Entertainment and Devices Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change
	2008	2007
Revenue	$1,814	$1,929	(6)%
Operating income	$178	$167	7%

Entertainment and Devices Division (“EDD”) offerings include the Xbox 360 platform (which includes the Microsoft Xbox video game console system, Xbox 360 video games, Xbox Live, and Xbox 360 accessories), the Zune digital music and entertainment platform, PC software games, online games and services, Mediaroom (our Internet protocol television software), the Surface computing platform, mobile and embedded device platforms, and other devices. EDD leads the development efforts for our line of consumer software and hardware products including application software for Apple’s Macintosh computers and Microsoft PC hardware products, and is responsible for all retail sales and marketing for Microsoft Office and the Windows operating systems.

EDD revenue decreased primarily due to decreased Xbox platform and PC game revenue, partially offset by increases across other EDD product revenue. Xbox 360 platform and PC game revenue decreased $331 million or 22%, primarily as a result of the $330 million of incremental revenue from the launch of Halo 3 in the first quarter of fiscal year 2008 and decreased revenue per Xbox 360 console as a result of price reductions during the past 12 months. We shipped 2.2 million Xbox 360 consoles during the first quarter of fiscal year 2009, compared with 1.8 million Xbox 360 consoles during the first quarter of fiscal year 2008. Other EDD product revenue increased $216 million or 51%, led by increased sales of application software for Apple’s Macintosh computers, the Zune digital music and entertainment platform, and mobile and embedded device platforms.

EDD operating income increased primarily due to decreased cost of revenue and sales and marketing expenses, partially offset by increased research and development expenses and decreased revenue. Cost of revenue decreased $251 million or 21%, primarily driven by decreased Xbox 360 manufacturing costs. Sales and marketing expenses decreased $27 million or 10%, reflecting a decrease in product advertising and bad debt expenses. Research and development expenses increased $145 million or 46%, primarily reflecting increased headcount-related expenses associated with the Windows Mobile device platform, driven by recent acquisitions.

For the remainder of fiscal year 2009, we expect revenue to be flat or to decrease relative to the prior fiscal year due to year-over-year variations in launches, volumes, mix, and prices across our portfolio of products and services. We expect sustained profitability for fiscal year 2009.

Corporate-Level Activity

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change
	2008	2007
Corporate-level activity	$(1,428)	$(1,098)	(30)%

Certain corporate-level activity is not allocated to our segments. Those results include expenses such as broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies. Corporate-level expenses increased, primarily reflecting an increase in headcount-related expenses and partner payments.

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change
	2008	2007
Cost of revenue	$2,848	$2,675	6%
As a percent of revenue	19%	19%	–	ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to support and maintain Internet-based products and services, warranty costs, inventory valuation adjustments, costs associated with the delivery of consulting services, and the amortization of capitalized research and development costs associated with software products that have reached technological feasibility. Cost of revenue increased reflecting increased data center and equipment costs, online content expenses, and costs associated with growth in our consulting services, partially offset by decreased Xbox 360 manufacturing costs.

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change
	2008	2007
Research and development	$2,283	$1,837	24%
As a percent of revenue	15%	13%	2	ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. The increase in research and development expenses was primarily driven by a 24% increase in headcount-related expenses.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change
	2008	2007
Sales and marketing	$3,044	$2,683	13%
As a percent of revenue	20%	19%	1	ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased primarily as a result of a 19% increase in headcount-related expenses and increased corporate marketing and advertising campaigns.

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures and as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. For the three months ended September 30, 2008, $179 million of losses were reported as other income (expense). For the three months ended September 30, 2007, $69 million of gains were previously recorded as a component of sales and marketing expense and have been recast as other income (expense).

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change
	2008	2007
General and administrative	$887	$718	24%
As a percent of revenue	6%	5%	1	ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative headcount, and legal and other administrative fees. General and administrative expenses increased primarily driven by a 27% increase in headcount-related expenses.

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change
	2008	2007
Dividends and interest	$207	$239	(13)%
Net recognized gains on investments	129	151	(15)%
Net gains (losses) on derivatives	(165)	36	*	%
Net gains (losses) on foreign currency remeasurements	(179)	80	*	%
Other	–	(139)	100%

Other income (expense)	$(8)	$367	*	%

*	Not meaningful

Dividends and interest income decreased primarily reflecting lower interest rates on our fixed-income investments. Net recognized gains on investments, which included other-than-temporary impairments of $72 million during the first quarter of fiscal year 2009 as compared with $15 million during the first quarter of fiscal year 2008, decreased primarily due to declines in debt and equity values as a result of continuing credit market stresses and stock market declines. Net losses on derivatives increased primarily due to losses on equity, commodity, and interest rate derivatives in the current period as compared to gains in the prior period. Other of $139 million in the prior year included the correction of several immaterial items from prior periods.

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures and as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. For the three months ended September 30, 2008, $179 million of losses were reported as other income (expense). For the three months ended September 30, 2007, $69 million of gains were previously recorded as a component of sales and marketing expense and have been recast as other income (expense).

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments, including market declines subsequent to the period-end. If the cost of an investment exceeds its fair value, among other factors, we evaluate general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established.

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

Income Taxes

Our effective tax rates were 27% and 31% for the three months ended September 30, 2008 and 2007, respectively. The fiscal year 2009 rate reflected a decline in the recurring effective tax rate primarily as a result of foreign earnings taxed at lower rates.

During the first quarter of fiscal year 2009, we paid the Internal Revenue Service (“IRS”) approximately $3.1 billion as a result of our settlement with the IRS on its 2000-2003 examination.

FINANCIAL CONDITION

Cash, cash equivalents, and short-term investments totaled $20.7 billion as of September 30, 2008, compared with $23.7 billion as of June 30, 2008. Equity and other investments were $4.4 billion as of September 30, 2008, compared with $6.6 billion as of June 30, 2008. Our investments consist primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar-denominated securities, but also includes foreign-denominated securities in order to diversify financial risk. We invest primarily in short-term securities to facilitate rapid deployment for immediate cash needs. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $28.1 billion at September 30, 2008. Our retained deficit is not expected to affect our future ability to operate, pay dividends, or repay our short-term debt given our continuing profitability and strong cash and financial position.

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 investments such as exchange-traded mutual funds, domestic and international equities, U.S. treasuries, and agency securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments such as corporate notes and bonds, foreign government bonds, mortgage-backed securities, and certain agency securities. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured using unobservable inputs are an immaterial portion of our portfolio.

A majority of our investments are priced by pricing vendors and are generally Level 1 or Level 2 investments as these vendors either provide a quoted market price in an active market or use observable inputs for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by our pricing vendors, or when a broker price is more reflective of fair values in the market in which the investment trades. Our broker-priced investments are generally labeled as Level 2 investments because the brokers price these investments based on similar assets without applying significant adjustments. In addition, all of our broker-priced investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments. Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations, and independent recalculation of prices where appropriate.

While we own certain mortgage- and asset-backed fixed-income securities, our portfolio as of September 30, 2008 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of the mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements, revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP and previous PC operating systems, is recorded as unearned based on the sales price of those elements when sold separately, and is recognized ratably on a straight-line basis over the related product’s life cycle. Other unearned revenue includes services, Microsoft Dynamics business solutions products, Xbox Live subscriptions, advertising, Mediaroom, and other offerings for which we have been paid upfront and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected recognition of unearned revenue as of September 30, 2008:

(In millions)	Recognition of Unearned Revenue
Three months ended:
December 31, 2008	$5,059
March 31, 2009	3,657
June 30, 2009	2,301
September 30, 2009	798
Thereafter	1,662

Unearned revenue	$13,477

See Note 10 – Unearned Revenue (Part I, Item 1).

Short-Term Debt

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Pursuant to the authorization, we established a commercial paper program providing for the issuance and sale of up to $2.0 billion in short-term commercial paper. As of September 30, 2008, substantially all of the commercial paper was issued and outstanding with a weighted average interest rate, including issuance cost, of 1.42%, and maturities of seven to 14 days.

In September 2008, we also entered into a $2.0 billion senior unsecured credit facility, principally to support the commercial paper program. As of September 30, 2008, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. The credit facility expires on March 22, 2009. No amounts were drawn against the credit facility during the three months ended September 30, 2008.

Cash Flows

Cash flow from operations decreased $2.5 billion from the first three months of fiscal year 2008 to $3.4 billion due to payment of approximately $3.1 billion to the Internal Revenue Service as a result of our settlement of the 2000-2003 audit examination. This impact was partially offset by an increase in cash received from customers, including an increase of $1.2 billion from conversion of accounts receivable to cash.

Cash used for financing was $5.2 billion in the first three months of fiscal year 2009, an increase of $2.1 billion from the corresponding period in fiscal year 2008. The increase reflected $6.5 billion of common stock repurchases in the three months ended September 30, 2008, compared with $2.9 billion in the first three months of the prior fiscal year and a $418 million decrease in proceeds from issuance of common stock. These impacts were partially offset by a $2.0 billion increase in cash proceeds from our commercial paper program established in the first quarter of fiscal year 2009.

Cash from investing was $595 million in the first three months of fiscal year 2009, as compared with cash used for investing of $2.3 billion in the first three months of fiscal year 2008, a change of $2.9 billion. This change reflected a $5.0 billion decrease in cash paid for acquisitions of companies, resulting from the purchase of aQuantive in the first quarter of fiscal year 2008, partially offset by a $1.7 billion decline in cash from securities lending activities.

While we have short-term debt as described above, we currently have no long-term debt. Stockholders’ equity at September 30, 2008 was $33.6 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities, data centers, and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 to buy back up to $40.0 billion of Microsoft common stock. On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration of September 30, 2013. During the three months ended September 30, 2008, we repurchased a total of 223 million shares for $6.0 billion; 101 million shares were repurchased for $2.7 billion under the repurchase plan approved by our Board of Directors during the first quarter of fiscal year 2007 and 122 million shares were repurchased for $3.3 billion under the repurchase plan approved by our Board of Directors in September 2008. As of September 30, 2008, approximately $36.7 billion remained of the $40.0 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice.

Our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
			(in millions)
(Fiscal year 2009)
September 22, 2008	$0.13	November 20, 2008	$1,166	December 11, 2008

(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,034	December 13, 2007

We believe existing cash and cash equivalents and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements, regular quarterly dividends, debt repayment schedules, and planned share repurchases. Our philosophy regarding the maintenance of a balance sheet with a large component of cash and cash equivalents, short-term investments, and equity and other investments, reflects our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to our business model. We regularly assess our investment management approach in view of our current and potential future needs.

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products. We evaluate estimated losses for such indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by

Financial Accounting Standards Board (“FASB”) Interpretation No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others – an interpretation of FASB statements No.5, 57 and 107 and rescission of FASB Interpretation No. 34. We consider factors such as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered material costs as a result of such obligations and have not accrued any material liabilities related to such indemnifications in our financial statements.

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On July 1, 2008, we adopted SFAS No. 157, Fair Value Measurements (“SFAS No. 157”) for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 4 – Financial Instruments.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, became effective for us on July 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. We chose not to elect the fair value option.

Recent Accounting Pronouncements Not Yet Adopted

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities – an amendment of FASB Statement No. 133, which requires additional disclosures about the objectives of derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133 and its related interpretations, and a tabular disclosure of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. SFAS No. 161 is effective for us beginning January 1, 2009. We believe the adoption of SFAS No. 161 will not have a material impact on our financial statements.

In February 2008, the FASB issued FASB Staff Position 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

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

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in consolidated net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for us beginning July 1, 2009 and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We believe the adoption of SFAS No. 160 will not have a material impact on our financial statements.

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

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Accruals for uncertain tax positions are provided for in accordance with the requirements of FASB Interpretation No. 48 (“FIN 48”) Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109. Under FIN 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency, interest rate, fixed-income, equity, and commodity price risks. A portion of these risks is hedged, but fluctuations could impact our results of operations, financial position, and cash flows. We hedge a portion of anticipated revenue and accounts receivable exposure to foreign currency fluctuations using a combination of option and synthetic forward contracts. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. Fixed-income securities and interest rate derivatives are subject primarily to interest rate risk. The portfolio is diversified and structured to minimize credit risk. Securities held in our equity and other investments portfolio and equity derivatives are subject to price risk, and generally are not hedged. However, we use put-call collars to hedge our price risk on certain equity securities that are held primarily for strategic purposes. Commodity derivatives held for the purpose of portfolio diversification are subject to commodity price risk.

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

The following table sets forth the one-day VaR for substantially all of our positions as of and for the three months ended September 30, 2008, and as of June 30, 2008:

Risk Categories (In millions)	September 30, 2008	June 30, 2008	Three months ended September 30, 2008
			Average	High	Low
Interest rates	$29	$34	$32	$36	$26
Currency rates	56	100	69	99	45
Equity prices	50	45	49	52	45
Commodity prices	8	7	7	8	6

Total one-day VaR for the combined risk categories was $81 million at September 30, 2008 and $123 million at June 30, 2008. The total VaR is 43% less at September 30, 2008, and 34% less at June 30, 2008, than the sum of the separate risk categories in the above table due to the diversification benefit of the overall portfolio.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

See Note 12 – Contingencies of the Notes to Financial Statements (Part I, Item  1) for information regarding legal proceedings in which we are involved.

Item 1A. Risk Factors

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Challenges to our business model may reduce our revenues and operating margins. Our business model has been based upon customers paying a fee to license software that we develop and distribute. Under this license-based software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. Certain “open source” software business models challenge our license-based software model. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. A number of commercial firms compete with us using an open source business model by modifying and then distributing open source software to end users at nominal cost and earning revenue on complementary services and products. These firms do not bear the full costs of research and development for the software. Some of these firms may build upon Microsoft ideas that we provide to them free or at low royalties in connection with our interoperability initiatives. To the extent open source software gains increasing market acceptance, our sales, revenue, and operating margins may decline.

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

An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A competing vertically-integrated model, in which a single firm controls both the software and hardware elements of a product, has been successful with certain consumer products such as personal computers, mobile phones, and digital music players. We also offer vertically-integrated hardware and software products; however, efforts to compete with the vertically integrated model may increase our cost of sales and operating margins.

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

Government regulatory actions and court decisions such as these may hinder our ability to provide the benefits of our software to consumers and businesses, thereby reducing the attractiveness of our products and the revenues that come from them. New actions could be initiated at any time, either by these or other governments or private claimants, including with respect to new versions of Windows or other Microsoft products. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

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

We make significant investments in new products and services that may not be profitable. We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including Windows Vista, the 2007 Microsoft Office system, Xbox 360, Live Search, Windows Server, Zune, Windows Live, and other software plus services offerings. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Adverse economic conditions may harm our business. Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions may result in lower corporate information technology spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines significantly, or consumer or corporate spending for those products declines, our revenue will be adversely affected. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that have affected global financial markets. If the global credit market continues to deteriorate, our investment portfolio may be impacted and we could determine that some of our investments have experienced an other-than-temporary decline in fair value, requiring an impairment charge that could adversely impact our financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
July 1, 2008 – July 31, 2008	27,076,694	$25.77	27,076,694	$2,016
August 1, 2008 – August 31, 2008	78,895,141	$27.25	78,895,141	$2,866
September 1, 2008 – September 30, 2008	117,497,843	$26.54	117,497,843	$36,748

	223,469,678		223,469,678

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 to buy back up to $40.0 billion of Microsoft common stock. On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration of September 30, 2013. As of September 30, 2008, approximately $36.7 billion remained of the $40.0 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice. During the first quarter of fiscal year 2009, we repurchased 223 million shares for $6.0 billion under the plans described in this paragraph. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

Item 6. Exhibits

3.2	Bylaws of Microsoft Corporation, incorporated by reference from Exhibit 3.2 of the Current Report on Form 8-K filed September 25, 2008.

10.17	Microsoft Corporation Executive Officer Incentive Plan

10.18	Form of Executive Officer Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan

15	Letter re: unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 3, 4, and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: October 23, 2008	Microsoft Corporation

	By:	/S/ FRANK H. BROD
Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer (Duly Authorized Officer)