Form 10-Q
period 2008-12-31
MICROSOFT CORP
filed 2009-01-22
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2008

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 20, 2009
Common Stock, $0.00000625 par value per share	8,890,562,873 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2008

Part I. Financial Information

Item 1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except per share amounts)(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Revenue	$16,629	$16,367	$31,690	$30,129
Operating expenses:
Cost of revenue	3,907	3,543	6,755	6,218
Research and development	2,290	1,885	4,573	3,722
Sales and marketing	3,662	3,420	6,706	6,103
General and administrative	831	1,066	1,718	1,784

Total operating expenses	10,690	9,914	19,752	17,827

Operating income	5,939	6,453	11,938	12,302
Other income (expense)	(301)	367	(309)	734

Income before income taxes	5,638	6,820	11,629	13,036
Provision for income taxes	1,464	2,113	3,082	4,040

Net income	$4,174	$4,707	$8,547	$8,996

Earnings per share:
Basic	$0.47	$0.50	$0.95	$0.96

Diluted	$0.47	$0.50	$0.94	$0.95

Weighted average shares outstanding:
Basic	8,903	9,361	8,994	9,370

Diluted	8,914	9,503	9,052	9,519

Cash dividends declared per common share	$0.13	$0.11	$0.26	$0.22

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	December 31, 2008	June 30, 2008(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,346	$10,339
Short-term investments (including securities pledged as collateral of $417 and $2,491)	12,369	13,323

Total cash, cash equivalents, and short-term investments	20,715	23,662
Accounts receivable, net of allowance for doubtful accounts of $254 and $153	10,953	13,589
Inventories	968	985
Deferred income taxes	1,504	2,017
Other	3,590	2,989

Total current assets	37,730	43,242
Property and equipment, net of accumulated depreciation of $6,959 and $6,302	6,996	6,242
Equity and other investments	3,922	6,588
Goodwill	12,490	12,108
Intangible assets, net	1,815	1,973
Deferred income taxes	1,109	949
Other long-term assets	1,724	1,691

Total assets	$65,786	$72,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,533	$4,034
Short-term debt	2,000	–
Accrued compensation	2,239	2,934
Income taxes	848	3,248
Short-term unearned revenue	11,532	13,397
Securities lending payable	469	2,614
Other	3,089	3,659

Total current liabilities	23,710	29,886
Long-term unearned revenue	1,534	1,900
Other long-term liabilities	6,064	4,721
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 8,889 and 9,151	61,392	62,849
Retained deficit, including accumulated other comprehensive income of $585 and $1,140	(26,914)	(26,563)

Total stockholders’ equity	34,478	36,286

Total liabilities and stockholders’ equity	$65,786	$72,793

(1)	Derived from audited financial statements.

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Operations
Net income	$4,174	$4,707	$8,547	$8,996
Depreciation, amortization, and other noncash items	632	481	1,217	916
Stock-based compensation expense	417	360	860	693
Net recognized losses (gains) on investments and derivatives	139	(134)	175	(321)
Excess tax benefits from stock-based payment arrangements	(2)	(33)	(46)	(102)
Deferred income taxes	454	323	830	680
Unearned revenue	5,969	5,995	10,155	9,816
Recognition of unearned revenue	(6,364)	(5,368)	(12,408)	(10,333)
Accounts receivable	(1,647)	(2,586)	2,338	220
Other current assets	797	445	239	210
Other long-term assets	(69)	(55)	(185)	(66)
Other current liabilities	614	325	(3,938)	(864)
Other long-term liabilities	668	107	1,368	600

Net cash from operations	5,782	4,567	9,152	10,445

Financing
Net proceeds from short-term debt	21	–	1,996	–
Common stock issued	96	2,335	324	2,981
Common stock repurchased	(2,820)	(4,057)	(9,313)	(6,987)
Common stock cash dividends	(1,157)	(1,034)	(2,155)	(1,972)
Excess tax benefits from stock-based payment arrangements	2	33	46	102

Net cash used in financing	(3,858)	(2,723)	(9,102)	(5,876)

Investing
Additions to property and equipment	(842)	(695)	(1,620)	(1,205)
Acquisition of companies, net of cash acquired	(450)	(433)	(827)	(5,829)
Purchases of investments	(6,596)	(6,317)	(10,842)	(12,314)
Maturities of investments	290	470	754	800
Sales of investments	5,700	6,696	12,775	15,816
Securities lending payable	(601)	(770)	(2,144)	(574)

Net cash used in investing	(2,499)	(1,049)	(1,904)	(3,306)
Effect of exchange rates on cash and cash equivalents	(83)	28	(139)	86

Net change in cash and cash equivalents	(658)	823	(1,993)	1,349
Cash and cash equivalents, beginning of period	9,004	6,637	10,339	6,111

Cash and cash equivalents, end of period	$8,346	$7,460	$8,346	$7,460

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended December 31,		Six Months Ended December 31,
	2008	2007	2008	2007
Common stock and paid-in capital
Balance, beginning of period	$61,655	$60,699	$62,849	$60,557
Common stock issued	86	2,380	312	3,035
Common stock repurchased	(674)	(805)	(2,571)	(1,621)
Stock-based compensation expense	417	360	860	693
Stock option income tax deficiencies	(91)	(106)	(58)	(193)
Other, net	(1)	–	–	57

Balance, end of period	61,392	62,528	61,392	62,528

Retained deficit
Balance, beginning of period	(28,061)	(28,564)	(26,563)	(29,460)
Cumulative effect of a change in accounting principle – adoption of FIN 48	–	–	–	(395)
Cumulative effect of a change in accounting principle – adoption of EITF 06-2	–	–	–	(17)
Net income	4,174	4,707	8,547	8,996
Other comprehensive income:
Net gains on derivative instruments	473	137	766	49
Net unrealized investments losses	(514)	(78)	(912)	(164)
Translation adjustments and other	(251)	39	(409)	89

Comprehensive income	3,882	4,805	7,992	8,970
Common stock cash dividends	(1,147)	(1,031)	(2,304)	(2,060)
Common stock repurchased	(1,588)	(3,307)	(6,039)	(5,135)

Balance, end of period	(26,914)	(28,097)	(26,914)	(28,097)

Total stockholders’ equity	$34,478	$34,431	$34,478	$34,431

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

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. Prior period amounts have been recast to conform to the current period presentation. See Note 3 – Other Income (Expense).

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2008 Form 10-K and Form 8-K filed on November 20, 2008 with the U.S. Securities and Exchange Commission.

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

Goodwill

During the second quarter of fiscal year 2009, we changed the date of our annual impairment test from July 1 to May 1. During fiscal year 2009, the annual impairment test was performed as of July 1, 2008 and will be performed again as of May 1, 2009. The change was made to more closely align the impairment testing date with our long-range planning and forecasting process. We believe the resulting change in accounting principle related to changing the annual impairment testing date will not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. The impact of the new impairment testing date, if material,

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

will be disclosed in the fourth quarter of fiscal year 2009, which is the quarter in which the new testing date will occur.

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

Statement of Financial Accounting Standard (“SFAS”) No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, became effective for us on July 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of December 31, 2008, we had not elected the fair value option for any eligible financial asset or liability.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of SFAS No. 141R will depend on the nature of acquisitions completed after adoption.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Components of basic and diluted earnings per share were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions, except earnings per share)	2008	2007	2008	2007
Net income available for common shareholders (A)	$4,174	$4,707	$8,547	$8,996

Weighted average outstanding shares of common stock (B)	8,903	9,361	8,994	9,370
Dilutive effect of employee stock options and awards	11	142	58	149

Common stock and common stock equivalents (C)	8,914	9,503	9,052	9,519

Earnings per share:
Basic (A/B)	$0.47	$0.50	$0.95	$0.96

Diluted (A/C)	$0.47	$0.50	$0.94	$0.95

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2008	2007	2008	2007
Shares excluded from calculation of diluted EPS	517	71	326	77

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 3 – Other Income (Expense)

Components of other income (expense) were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2008	2007	2008	2007
Dividends and interest	$175	$206	$382	$445
Net recognized gains on investments	270	87	399	238
Net gains (losses) on derivatives	(409)	48	(574)	84
Net gains (losses) on foreign currency remeasurements	(350)	23	(529)	103
Other	13	3	13	(136)

Total	$(301)	$367	$(309)	$734

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. For the three and six months ended December 31, 2008, losses of $350 million and $529 million, respectively, were reported as other income (expense). For the three and six months ended December 31, 2007, gains of $28 million and $97 million, respectively, were previously recorded as a component of sales and marketing expense and have been recast as other income (expense).

Other-than-temporary impairments, which are included in net recognized gains on investments, were $262 million during the three months and $334 million during the six months ended December 31, 2008, as compared with $54 million during the three months and $69 million during the six months ended December 31, 2007. Other-than-temporary impairments increased primarily due to declines in equity values as a result of continuing declines in equity markets. In evaluating when declines in fair value are other than temporary, we consider all available evidence, including market declines subsequent to the end of the period.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The following section describes the valuation methodologies we use to measure financial assets and liabilities at fair value.

Investments Other Than Derivatives

Investments other than derivatives primarily include U.S. government and agency securities, foreign government bonds, mortgage-backed securities, commercial paper, corporate notes and bonds, and common stock and equivalents.

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 investments such as domestic and international equities, U.S. treasuries, exchange-traded mutual funds, and agency securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate notes and bonds, foreign government bonds, mortgage-backed securities, commercial paper, and certain agency securities. Our Level 3 assets primarily include investments in certain corporate bonds. We value the Level 3 corporate bonds using internally developed valuation models whose inputs include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair value of the investments.

Derivatives

In general, and where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are included in Level 1. The fair values for the derivative assets and liabilities included in Level 2 are estimated using industry standard valuation models, such as the Black-Scholes model. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

prices for currencies and commodities. Level 2 derivative assets and liabilities primarily include certain over-the-counter options, futures, and swap contracts. In certain cases, market-based observable inputs are not available and we use management judgment to develop assumptions to determine fair value. These derivative assets and liabilities are included in Level 3 and primarily represent derivatives for foreign equities and bonds.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at December 31, 2008:

(In millions)	Level 1	Level 2	Level 3	FIN39 netting(a)	Net balance
Assets
Mutual funds	$1,122	$32	$–	$–	$1,154
Commercial paper	–	2,098	–	–	2,098
Certificates of deposit	–	398	–	–	398
U.S. government and agency securities	1,422	1,999	–	–	3,421
Foreign government bonds	337	2,985	–	–	3,322
Mortgage-backed securities	–	3,699	–	–	3,699
Corporate notes and bonds	–	2,743	121	–	2,864
Municipal securities	–	197	–	–	197
Common and preferred stock	3,126	11	2	–	3,139
Derivatives	32	1,317	–	(645)	704

Total	$6,039	$15,479	$123	$(645)	$20,996

Liabilities
Derivatives	$18	$918	$–	$(633)	$303

Total	$18	$918	$–	$(633)	$303

(a)

FASB Interpretation 39, Offsetting of Amounts Related to Certain Contracts – an interpretation of APB No. 10 and FASB Statement No. 105, permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists. These amounts include fair value adjustments related to our own credit risk and counterparty credit risk.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and six months ended December 31, 2008. The majority of our Level 3 instruments consist of investment securities classified as available-for-sale with changes in fair value included in other comprehensive income.

	Three Months Ended December 31, 2008
(In millions)	Corporate notes and bonds	Common stock and equivalents	Derivative assets	Total
Balance, beginning of period	$111	$4	$15	$130
Total realized and unrealized gains (losses):
Included in other income (expense)	1	(2)	–	(1)
Included in other comprehensive income	10	–	–	10
Purchases, issuances, and settlements	–	–	(15)	(15)
Transfers out	(1)	–	–	(1)

Balance, end of period	$121	$2	$–	$123

Change in unrealized gains (losses) included in other income (expense) related to assets held as of December 31, 2008	$–	$(2)	$–	$(2)

	Six Months Ended December 31, 2008
(In millions)	Corporate notes and bonds	Common stock and equivalents	Derivative assets	Total
Balance, beginning of period	$138	$8	$71	$217
Total realized and unrealized gains (losses):
Included in other income (expense)	(8)	(6)	48	34
Included in other comprehensive income	(19)	–	–	(19)
Purchases, issuances, and settlements	–	–	(119)	(119)
Transfers in	10	–	–	10

Balance, end of period	$121	$2	$–	$123

Change in unrealized gains (losses) included in other income (expense) related to assets held as of December 31, 2008	$(9)	$(5)	$1	$(13)

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. The table below sets out the balances for those assets required to be measured at fair value on a nonrecurring basis and the associated losses recognized during the three months ended December 31, 2008:

(In millions)	December 31, 2008	Level 1	Level 2	Level 3	Total losses
Assets
Common and preferred stock	$164	$–	$–	$164	$(85)

Total	$164	$–	$–	$164	$(85)

In accordance with the provisions of APB No. 18, The Equity Method of Accounting for Investments in Common Stock, we review the carrying values of our investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and is determined to be other than temporary. An impairment charge of $85 million was recorded for certain investments measured at fair value on a nonrecurring basis as the decline in their respective fair values below their cost was determined to be other than temporary in all instances.

Note 5 – Inventories

Components of inventories were as follows:

(In millions)	December 31, 2008	June 30, 2008
Raw materials	$263	$417
Work in process	57	31
Finished goods	648	537

Total	$968	$985

Note 6 – Acquisitions

We acquired six entities during the six months ended December 31, 2008 for total consideration of $879 million which was paid primarily in cash. All of the entities have been consolidated into our results of operations since their respective acquisition dates. The purchase price allocations for these acquisitions are preliminary for up to 12 months after the acquisition date and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material to our consolidated results of operations.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 7 – Goodwill

	Three Months Ended December 31, 2008
(In millions)	Balance as of October 1, 2008	Acquisitions	Purchase accounting adjustments and other	Balance as of December 31, 2008
Client	$153	$–	$–	$153
Server and Tools	971	–	–	971
Online Services Business	6,308	392	(1)	6,699
Microsoft Business Division	4,083	–	(189)	3,894
Entertainment and Devices Division	776	–	(3)	773

Total	$12,291	$392	$(193)	$12,490

	Six Months Ended December 31, 2008
(In millions)	Balance as of July 1, 2008	Acquisitions	Purchase accounting adjustments and other	Balance as of December 31, 2008
Client	$153	$–	$–	$153
Server and Tools	738	233	–	971
Online Services Business	6,274	447	(22)	6,699
Microsoft Business Division	4,191	–	(297)	3,894
Entertainment and Devices Division	752	24	(3)	773

Total	$12,108	$704	$(322)	$12,490

None of the amounts recorded as goodwill are expected to be deductible for tax purposes. The purchase price allocations for all of the acquisitions are preliminary for up to 12 months after the acquisition date and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Changes in the goodwill amounts resulting from foreign currency translations are included in purchase accounting adjustments and other in the above table.

Given the continuing deterioration of economic conditions, we performed an interim impairment analysis of certain goodwill balances as of December 31, 2008 (goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach). No impairment of goodwill was identified during the interim testing, nor has an impairment of goodwill been identified during any of the periods presented.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8 – Intangible Assets

The components of finite-lived intangible assets were as follows:

	December 31, 2008			June 30, 2008
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Contract-based	$1,072	$(824)	$248	$1,074	$(796)	$278
Technology-based	1,764	(848)	916	1,677	(672)	1,005
Marketing-related	185	(80)	105	171	(65)	106
Customer-related	726	(180)	546	708	(124)	584

Total	$3,747	$(1,932)	$1,815	$3,630	$(1,657)	$1,973

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was $145 million for the three months and $285 million for the six months ended December 31, 2008 as compared with $112 million for the three months and $214 million for the six months ended December 31, 2007. The following table outlines the estimated future amortization expense related to intangible assets as of December 31, 2008:

(In millions)	Amount
Year Ended June 30,
2009	$299
2010	518
2011	433
2012	294
2013 and thereafter	271

Total	$1,815

Note 9 – Debt

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Pursuant to the authorization, we established a commercial paper program providing for the issuance and sale of up to $2.0 billion in short-term commercial paper. As of December 31, 2008, $2.0 billion of the commercial paper was issued and outstanding with a weighted average interest rate, including issuance costs, of 0.3% and maturities of 29 to 93 days.

In September 2008, we also entered into a $2.0 billion six-month senior unsecured credit facility, principally to support the commercial paper program. In November 2008, we replaced the six-month credit facility with a new $2.0 billion 364-day credit facility. The new credit facility expires on November 6, 2009. As of December 31, 2008, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against the credit facility during the three months ended December 31, 2008.

In November 2008, we filed a shelf registration statement with the U.S. Securities and Exchange Commission that allows us to issue debt securities from time to time pursuant to the September 2008 authorization for debt financings of up to $6.0 billion. As of December 31, 2008, no debt securities had been issued under this registration statement.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 10 – Income Taxes

Our effective tax rates were 26% for the three months and 27% for the six months ended December 31, 2008, and 31% for the three and six months ended December 31, 2007. The fiscal year 2009 rates reflect a decline in the recurring effective tax rates primarily as a result of foreign earnings taxed at lower rates.

During the first quarter of fiscal year 2009, we paid the Internal Revenue Service (“IRS”) approximately $3.1 billion as a result of our settlement with the IRS on its 2000-2003 examination.

Tax contingencies and other tax liabilities were $5.1 billion as of December 31, 2008 and $3.8 billion as of June 30, 2008, and were included in other long-term liabilities.

Note 11 – Unearned Revenue

The components of unearned revenue were as follows:

(In millions)	December 31, 2008	June 30, 2008
Volume licensing programs	$10,451	$12,232
Undelivered elements	1,086	1,396
Other	1,529	1,669

Total	$13,066	$15,297

Unearned revenue by segment was as follows:

(In millions)	December 31, 2008	June 30, 2008
Client	$2,178	$2,738
Server and Tools	4,303	5,007
Microsoft Business Division	6,077	7,101
Other	508	451

Total	$13,066	$15,297

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2008 the Commission opened a competition law investigation related to the inclusion of various capabilities in our Windows operating system software, including Web browsing software. The investigation was precipitated by a complaint filed with the Commission by Opera Software ASA, a firm that offers Web browsing software. On January 15, 2009, the European Commission issued a statement of objections expressing the Commission’s preliminary view that the inclusion of Internet Explorer in Windows since 1996 has violated European competition law. According to the statement of objections, other browsers are foreclosed from competing because Windows includes Internet Explorer. We will have an opportunity to respond in writing to the statement of objections within about two months. We may also request a hearing, which would take place after the submission of this response. Under European Union procedure, the European Commission will not make a final determination until after it receives and assesses our response and conducts the hearing, should we request one. The statement of objections seeks to impose a remedy that is different than the remedy imposed in the earlier proceeding concerning Windows Media Player. While computer users and OEMs are already free to run any Web browsing software on Windows, the Commission is considering ordering Microsoft and OEMs to obligate users to choose a particular browser when setting up a new PC. Such a remedy might include a requirement that OEMs distribute multiple browsers on new Windows-based PCs. We may also be required to disable certain unspecified Internet Explorer software code if a user chooses a competing browser. The statement of objections also seeks to impose a significant fine based on sales of Windows operating systems in the European Union. In January 2008, the Commission opened an additional competition law investigation that relates primarily to interoperability with respect to our Microsoft Office family of products. This investigation resulted from complaints filed with the Commission by a trade association of Microsoft’s competitors.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

The settlements in all states have received final court approval. Cases in Arizona, Mississippi, and Canada have not been settled. We estimate the total cost to resolve all of the overcharge class action cases will range between $1.7 billion and $1.9 billion. The actual cost depends on factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims. At December 31, 2008, we have recorded a liability related to these claims of approximately $900 million, which reflects our estimated exposure of $1.7 billion less payments made to date of approximately $800 million, mostly for administrative expenses, vouchers, and legal fees.

Other antitrust litigation and claims. In November 2004, Novell, Inc. filed a complaint in U.S. District Court, asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. This case was transferred to Maryland. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. Both parties appealed, and in October 2007, the court of appeals affirmed the decision of the trial court, and remanded the case to that court for further proceedings. Discovery is continuing.

Patent and intellectual property claims. Microsoft and Alcatel-Lucent have been parties to a number of legal proceedings beginning in 2003 relating to certain patents of each of the companies. Because some of these actions began before the merger of Alcatel and Lucent in 2006, for simplicity we refer to the post-merger entity of Alcatel-Lucent throughout this discussion.

•

In 2003 we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents. Alcatel-Lucent has asserted claims under these patents against computer manufacturers that sell computers with our operating system and application software pre-installed. In February 2007, the jury returned a verdict in Alcatel-Lucent’s favor in the first of a series of patent trials, and awarded $1.5 billion in damages. In August 2007, on our motions for judgment as a matter of law, the trial court overturned the jury verdict and dismissed plaintiff’s claims on multiple grounds. Alcatel-Lucent appealed, and in September 2008, the court of appeals affirmed the trial court’s dismissal of the claim.

In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a trial on a consolidated group of one video and three user interface patents. The jury concluded that Microsoft had infringed two user interface patents and awarded $367 million in damages. In June 2008, the trial judge increased the amount of damages to $512 million, to include $145 million of interest. Microsoft has appealed.

•

In March 2006, Alcatel-Lucent filed a lawsuit against us in U.S. District Court in California, claiming Windows Vista, Windows Media Player, and the Xbox 360 infringe one of its patents. The Alcatel-Lucent patent, together with five other patents, was then assigned to a separate

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

In December 2008, we entered into a settlement agreement resolving all of the matters described above, except one of the two patents the jury concluded we had infringed in the April 2008 verdict. This settlement did not have a significant impact on our financial statements. Approximately $500 million remains in dispute in the remaining matter.

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

As of December 31, 2008, we had accrued aggregate liabilities of approximately $500 million in other current liabilities and approximately $500 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could be up to $900 million in aggregate beyond recorded amounts. The forgoing amount does not include the January 15, 2009 European Commission statement of objections, the outcome and range of which is not reasonably estimable. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operations, and cash flows for the period in which the effects become reasonably estimable.

Note 13 – Product Warranties

We provide for the estimated costs of hardware and software warranties at the time the related revenue is recognized. For hardware warranties, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold and country in which we do business, but generally include parts and labor over a period generally ranging from 90 days to three years. For software warranties, we estimate the costs to provide bug fixes, such as security patches, over the estimated life of the software. We regularly reevaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The changes in our aggregate product warranty liabilities were as follows:

(In millions)	Three Months Ended December 31, 2008	Six Months Ended December 31, 2008
Balance, beginning of period	$570	$692
Accrual for warranties issued	75	107
Adjustments to pre-existing warranties	(11)	(25)
Settlements of warranty claims	(144)	(284)

Balance, end of period	$490	$490

Note 14 – Stockholders’ Equity

Share Repurchases

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 to buy back up to $40.0 billion of Microsoft common stock.

On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013. As of December 31, 2008, approximately $34.5 billion remained of the $40.0 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice.

We repurchased the following shares of common stock under the above-described repurchase plans:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2008	2007	2008	2007
Shares of common stock repurchased	94	120	318	200
Value of common stock repurchased	$2,234	$4,081	$8,200	$6,429

Of the 318 million shares repurchased during the six months ended December 31, 2008, 101 million shares were repurchased for $2.7 billion under the repurchase program approved by our Board of Directors during the first quarter of fiscal year 2007 and 217 million shares were repurchased for $5.5 billion under the repurchase program approved by our Board of Directors in September 2008.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
			(in millions)
(Fiscal year 2009)
September 22, 2008	$0.13	November 20, 2008	$1,157	December 11, 2008
December 10, 2008	$0.13	February 19, 2009	$1,156	March 12, 2009

(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,034	December 13, 2007
December 19, 2007	$0.11	February 21, 2008	$1,023	March 13, 2008

The estimate of the amount to be paid as a result of the December 10, 2008 declaration was included in other current liabilities as of December 31, 2008.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Segment revenue and operating income (loss) based on internal accounting methods was as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2008	2007	2008	2007
Revenue
Client	$3,850	$4,234	$7,898	$8,283
Server and Tools	3,748	3,267	7,153	6,151
Online Services Business	866	862	1,636	1,527
Microsoft Business Division	4,881	4,817	9,828	8,931
Entertainment and Devices Division	3,183	3,077	4,997	5,025
Unallocated and other	101	110	178	212

Consolidated	$16,629	$16,367	$31,690	$30,129

Operating income (loss)
Client	$2,781	$3,262	$5,856	$6,528
Server and Tools	1,421	1,104	2,498	1,959
Online Services Business	(535)	(248)	(1,055)	(516)
Microsoft Business Division	3,089	3,135	6,340	5,791
Entertainment and Devices Division	112	343	245	500
Reconciling amounts	(929)	(1,143)	(1,946)	(1,960)

Consolidated	$5,939	$6,453	$11,938	$12,302

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Significant reconciling items were as follows:

	Three Months Ended December 31,		Six Months Ended December 31,
(In millions)	2008	2007	2008	2007
Summary of reconciling amounts:
Corporate-level activity	$(1,316)	$(1,400)	$(2,737)	$(2,494)
Stock-based compensation expense	245	154	509	364
Revenue reconciling amounts	122	92	295	189
Other	20	11	(13)	(19)

Total	$(929)	$(1,143)	$(1,946)	$(1,960)

Note 16 – Subsequent Event

On January 22, 2009, we announced a resource management program which includes a reduction in operating expenses, employee headcount, and capital expenditures. These plans are being finalized, and the costs of implementation and employee severance will be included in our third quarter results of operations.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries as of December 31, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended December 31, 2008 and 2007. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2008, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated July 31, 2008 (November 19, 2008 as to Note 20) we expressed an unqualified opinion on those consolidated financial statements (which report includes an explanatory paragraph regarding the adoption of new accounting standards). In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2008 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

DELOITTE & TOUCHE LLP

/S/ DELOITTE & TOUCHE LLP
Seattle, Washington
January 22, 2009

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

Summary

(In millions, except per share amounts and percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2008	2007		2008	2007
Revenue	$16,629	$16,367	2%	$31,690	$30,129	5%
Operating income	$5,939	$6,453	(8)%	$11,938	$12,302	(3)%
Diluted earnings per share	$0.47	$0.50	(6)%	$0.94	$0.95	(1)%

Three months ended December 31, 2008 compared with three months ended December 31, 2007

Revenue growth was driven primarily by increased SQL Server and Windows Server revenue and increased Xbox 360 platform revenue, substantially offset by decreased revenue from Windows operating systems as a result of PC market weakness and a continued shift to lower priced netbook PCs. Revenue growth included a favorable impact from foreign currency exchange rates of $222 million or one percentage point.

Operating income decreased primarily reflecting increased headcount-related expenses and increased cost of revenue, partially offset by increased revenue. Headcount-related expenses increased 12%, reflecting a 14% increase in headcount during the past 12 months and an increase in salaries and benefits for existing headcount. Cost of revenue increased $364 million or 10%, reflecting increased online costs, including traffic acquisition and people costs, and increased Xbox 360 platform costs.

Diluted earnings per share declined primarily reflecting decreased other income (expense), partially offset by a decrease in provision for income taxes and share repurchases. Other income (expense) decreased reflecting increased net losses on derivatives and foreign currency remeasurements. Provision for income taxes decreased reflecting a decline in the recurring effective tax rate primarily as a result of foreign earnings taxed at lower rates.

Six months ended December 31, 2008 compared with six months ended December 31, 2007

Revenue growth was driven primarily by increased SQL Server and Windows Server revenue and increased licensing of the 2007 Microsoft Office system, partially offset by decreased revenue from Windows operating systems as a result of PC market weakness and a continued shift to lower priced netbook PCs. Foreign currency exchange rates accounted for a $660 million or two percentage point increase in revenue.

Operating income decreased primarily reflecting increased headcount-related expenses and cost of revenue, partially offset by increased revenue. Headcount-related expenses increased 17%, reflecting a 14% increase in headcount during the past 12 months and an increase in salaries and benefits for existing headcount. Cost of revenue increased $537 million or 9%, reflecting increased online costs, including traffic acquisition, data center and equipment, and people costs, and increased costs associated with the growth in our consulting services, partially offset by decreased Xbox 360 platform costs.

Diluted earnings per share declined primarily reflecting decreased other income (expense), partially offset by a decrease in provision for income taxes and share repurchases. Other income (expense) decreased reflecting increased net losses on derivatives and foreign currency remeasurements. Provision for income taxes decreased reflecting a decline in the recurring effective tax rate primarily as a result of foreign earnings taxed at lower rates.

Outlook

Demand for our software, services, hardware, and online offerings are correlated with global macroeconomic factors. For the remainder of fiscal year 2009, we expect the economic conditions experienced during the first six months to further deteriorate. Given this, we are focused on executing in the areas we can control by continuing to provide high value products at the lowest total cost of ownership while managing our expenses.

On January 22, 2009, we announced a resource management program which includes a reduction in operating expenses, employee headcount, and capital expenditures. We plan to eliminate up to 5,000 jobs in research and development, marketing, sales, finance, legal, human resources, and IT, including 1,400 jobs this month. The net headcount in these functions is expected to decline by 2,000 to 3,000 over the next 18 months. Merit increases will be eliminated for employees in fiscal year 2010. Operating expenses will be reduced by cutting travel expenditures, reducing spending on vendors and contingent staff, reducing marketing spending, and scaling back capital expenditures. These initiatives will reduce our annual operating expense run rate by approximately $1.5 billion.

These plans are being finalized, and the costs of implementation and employee severance will be included in our third quarter results of operations.

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

Client

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
(In millions, except percentages)	2008	2007		2008	2007
Revenue	$3,982	$4,334	(8)%	$8,200	$8,473	(3)%
Operating income	$2,946	$3,386	(13)%	$6,219	$6,778	(8)%

Client offerings consist of premium and standard edition Windows operating systems. Premium editions are those that include additional functionality and are sold at a price above our standard editions. Premium editions include Windows Vista Business, Windows Vista Home Premium, Windows Vista Ultimate, Windows Vista Enterprise, Windows XP Professional, Windows XP Media Center Edition, and Windows XP Tablet PC Edition. Standard editions include Windows Vista Home Basic and Windows XP Home. Client revenue growth is directly impacted by growth of PC purchases from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue. The differences between unit growth rates and revenue growth rates from year to year are affected by changes in the mix of OEM Windows operating systems licensed with premium edition operating systems as a percentage of total OEM Windows operating systems licensed (“OEM premium mix”), including the impact from lower cost netbook PCs which are sold with a lower cost version of Windows, changes in the geographic mix, and changes in the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders.

Three months ended December 31, 2008 compared with three months ended December 31, 2007

Client revenue decreased primarily as a result of PC market weakness and a continued shift to lower priced netbook PCs. OEM revenue decreased $465 million or 12% while OEM license units decreased 1%. The decline in OEM revenue reflects an 11 percentage point decrease in the OEM premium mix to 64%, primarily driven by growth of licenses related to sales of netbook PCs, as well as changes in the geographic and product mixes. Revenue from commercial and retail licensing of Windows operating systems increased $113 million or 19%. Based on our estimates, total worldwide PC shipments from all sources was approximately flat, driven by increased demand in emerging markets, offset by decreased demand in mature markets.

Client operating income decreased primarily reflecting decreased revenue and increased sales and marketing expenses. Sales and marketing expenses increased $80 million or 19%, primarily reflecting increased advertising and marketing campaigns.

Six months ended December 31, 2008 compared with six months ended December 31, 2007

Client revenue decreased primarily as a result of PC market weakness and a continued shift to lower priced netbook PCs. OEM revenue decreased $510 million or 7% while OEM license units increased 3%. The decline in OEM revenue reflects a seven percentage point decrease in the OEM premium mix to 68%, primarily driven by growth of licenses related to sales of netbook PCs, as well as changes in the geographic and product mixes. Revenue from commercial and retail licensing of Windows operating systems increased $238 million or 20%. Based on our estimates, total worldwide PC shipments from all sources increased 4% to 7%, driven by increased demand in emerging markets, partially offset by decreased demand in mature markets.

Client operating income decreased primarily reflecting decreased revenue and increased sales and marketing and research and development expenses. Sales and marketing expenses increased $203 million or 29%, primarily reflecting increased advertising and marketing campaigns. Research and development expenses increased $72 million or 15% as a result of increased headcount-related expenses.

Server and Tools

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
(In millions, except percentages)	2008	2007		2008	2007
Revenue	$3,743	$3,261	15%	$7,149	$6,143	16%
Operating income	$1,489	$1,154	29%	$2,635	$2,092	26%

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

Three months ended December 31, 2008 compared with three months ended December 31, 2007

Server and Tools revenue increased reflecting growth in product and services revenue and included a favorable impact from foreign currency exchange rates of $82 million or three percentage points. Server and server application revenue (including CAL revenue) and developer tools revenue increased $378 million or 15%, primarily driven by growth in SQL Server and Windows Server revenue. This growth reflects recognition of deferred revenue from previously signed agreements and adoption of the Windows Platform and applications with the releases of Windows Server 2008 during the second half of fiscal year 2008 and the release of SQL Server 2008 during the first quarter of fiscal year 2009. Consulting and Premier and Professional product support services revenue increased $104 million or 16%, primarily due to revenue from annuity support agreements.

Server and Tools operating income increased primarily due to growth in high-margin product revenue, partially offset by increased research and development expenses. Research and development expenses increased $82 million or 18%, primarily driven by increased headcount-related expenses.

Six months ended December 31, 2008 compared with six months ended December 31, 2007

Server and Tools revenue increased reflecting growth in product and services revenue and included a favorable impact from foreign currency exchange rates of $211 million or three percentage points. Server and server application revenue (including CAL revenue) and developer tools revenue increased $790 million or 16%, primarily driven by growth in SQL Server and Windows Server revenue. This growth reflects recognition of deferred revenue from previously signed agreements and adoption of the Windows Platform and applications with the recent product releases as described above. Consulting and Premier and Professional product support services revenue increased $216 million or 17%, primarily due to revenue from annuity support agreements.

Server and Tools operating income increased primarily due to growth in high-margin product revenue, partially offset by increased research and development expenses and cost of revenue. Research and development expenses increased $177 million or 20%, primarily driven by increased headcount-related expenses. Cost of revenue increased $165 million or 14%, reflecting the growth in consulting and support services.

Online Services Business

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
	2008	2007		2008	2007
Revenue	$866	$863	– %	$1,636	$1,534	7%
Operating loss	$(471)	$(247)	(91)%	$(950)	$(513)	(85)%

Online Services Business (“OSB”) consists of an online advertising platform with offerings for both publishers and advertisers, personal communications services such as email and instant messaging, online information offerings such as Live Search, and the MSN portals and channels around the world. We earn revenue primarily from online advertising, including search, display, and advertiser and publisher tools. Revenue is also generated through subscriptions and transactions generated from online paid services, digital marketing and advertising agency services, and from MSN narrowband Internet access subscribers. During the first quarter of fiscal year 2008, we completed our acquisition of aQuantive, Inc. (“aQuantive”), a digital marketing business. aQuantive was consolidated into our results of operations starting August 10, 2007, the acquisition date. Amounts during the six months ended December 31, 2008 included six months of aQuantive results whereas amounts during the six months ended December 31, 2007 included aQuantive results only from the acquisition date through the end of the period.

Three months ended December 31, 2008 compared with three months ended December 31, 2007

OSB revenue was flat as a result of increased online advertising revenue, offset by decreased access and other OSB revenue. Online advertising revenue increased $43 million or 7%, to $664 million. This increase reflected growth in our search and display business. Access revenue decreased $19 million or 28%, to $48 million, reflecting continued migration of subscribers to broadband or other competitively-priced service providers.

OSB operating loss increased due to increased cost of revenue and research and development expenses. Cost of revenue increased $137 million or 28%, primarily driven by increased online costs, including traffic acquisition costs and data center and equipment costs. Research and development expenses increased $87 million or 32%, primarily due to increased headcount-related expenses.

Six months ended December 31, 2008 compared with six months ended December 31, 2007

OSB revenue increased as a result of increased online advertising revenue and agency revenue, partially offset by decreased access revenue. Online advertising revenue increased $111 million or 10%, to $1.2 billion. This increase reflected growth in our search and display business. Agency revenue, which is solely derived from aQuantive, was $191 million during the six months ended December 31, 2008 and $154 million during the six months ended December 31, 2007. Access revenue decreased $39 million or 28%, to $98 million, reflecting continued migration of subscribers to broadband or other competitively-priced service providers.

OSB operating loss increased due to increased cost of revenue and research and development expenses, partially offset by increased revenue. Cost of revenue increased $320 million or 37%, primarily driven by increased online costs, including traffic acquisition costs, data center and equipment costs, people costs, and agency expenses. Research and development expenses increased $141 million or 25%, primarily due to increased headcount-related expenses.

Microsoft Business Division

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
(In millions, except percentages)	2008	2007		2008	2007
Revenue	$4,876	$4,815	1%	$9,825	$8,932	10%
Operating income	$3,140	$3,185	(1)%	$6,442	$5,879	10%

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

Three months ended December 31, 2008 compared with three months ended December 31, 2007

MBD revenue growth increased reflecting increased business revenue, partially offset by decreased consumer revenue and included a favorable impact from foreign currency exchange rates of

$167 million or four percentage points. Business revenue increased $285 million or 7%, primarily reflecting growth in volume licensing agreement revenue and included a 7% decrease in Microsoft Dynamics customer billings. The growth in volume licensing agreement revenue primarily reflects recognition of deferred revenue from previously signed agreements. Consumer revenue decreased $224 million or 23%, primarily as a result of decreased licensing of the 2007 Microsoft Office system through our OEM channel.

MBD operating income decreased reflecting increased research and development expenses and cost of revenue, partially offset by increased revenue. Research and development expenses increased $54 million or 15%, primarily driven by an increase in headcount-related expenses associated with the April 2008 acquisition of Fast Search & Transfer ASA (“FAST”). Cost of revenue increased $46 million or 20%, primarily driven by FAST.

Six months ended December 31, 2008 compared with six months ended December 31, 2007

MBD revenue increased reflecting growth in our business revenue and consumer revenue and included a favorable impact from foreign currency exchange rates of $380 million or four percentage points. Business revenue increased $828 million or 12%, primarily reflecting growth in volume licensing agreement revenue partially offset by a 2% decrease in Microsoft Dynamics customer billings. The growth in volume licensing agreement revenue primarily reflects the recognition of deferred revenue from previously signed agreements. Consumer revenue increased $65 million or 4%, reflecting increased licensing of the 2007 Microsoft Office system from retail packaged product sales, partially offset by decreased licensing of 2007 Microsoft Office system through our OEM channel.

MBD operating income increased reflecting increased revenue, partially offset by increased cost of revenue and research and development expenses. Cost of revenue increased $110 million or 25%, primarily driven by FAST. Research and development expenses increased $110 million or 15%, primarily driven by an increase in headcount-related expenses associated with FAST.

Entertainment and Devices Division

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
(In millions, except percentages)	2008	2007		2008	2007
Revenue	$3,183	$3,076	3%	$4,997	$5,024	(1)%
Operating income	$151	$375	(60)%	$329	$560	(41)%

Entertainment and Devices Division (“EDD”) offerings include the Xbox 360 platform (which includes the Microsoft Xbox 360 video game console system, Xbox 360 video games, Xbox Live, and Xbox 360 accessories), the Zune digital music and entertainment platform, PC software games, online games and services, Mediaroom (our Internet protocol television software), the Surface computing platform, mobile and embedded device platforms, and other devices. EDD leads the development efforts for our line of consumer software and hardware products including application software for Apple’s Macintosh computers and Microsoft PC hardware products, and is responsible for all retail sales and marketing for Microsoft Office and the Windows operating systems.

Three months ended December 31, 2008 compared with three months ended December 31, 2007

EDD revenue increased primarily due to increased Xbox 360 platform and PC game revenue and other EDD product revenue, partially offset by decreased Zune platform revenue. Xbox 360 platform and PC game revenue increased $135 million or 6%, primarily as a result of an increase in Xbox 360 console and video game sales, partially offset by decreased revenue per Xbox 360 console due to price reductions during the past 12 months. We shipped 6.0 million Xbox 360 consoles during the second quarter of fiscal year 2009, compared with 4.3 million Xbox 360 consoles during the second quarter of fiscal year 2008. Zune platform revenue decreased $100 million or 54% reflecting a decrease in device sales.

EDD operating income decreased primarily due to increased cost of revenue, research and development expenses, and sales and marketing expenses, partially offset by increased revenue. Cost of revenue increased $139 million or 7%, primarily driven by increased costs associated with the Xbox 360 platform reflecting the increase in console and video game sales. Research and development expenses increased $106 million or 29%, primarily reflecting increased headcount-related expenses associated with the Windows Mobile device platform. Sales and marketing expenses increased $83 million or 19%, primarily reflecting an increase in product advertising and channel marketing.

Six months ended December 31, 2008 compared with six months ended December 31, 2007

EDD revenue decreased primarily due to decreased Xbox 360 platform and PC game revenue, partially offset by increases in other EDD product revenue. Xbox 360 platform and PC game revenue decreased $196 million or 5%, primarily as a result of the $330 million of incremental revenue from the launch of Halo 3 in the first quarter of fiscal year 2008 and decreased revenue per Xbox 360 console as a result of price reductions during the past 12 months. We shipped 8.3 million Xbox 360 consoles during the first half of fiscal year 2009 compared with 6.1 million Xbox 360 consoles during the first half of fiscal year 2008. Other EDD product revenue increased $169 million or 15%, led by increased sales of application software for Apple’s Macintosh computers and mobile and embedded device platforms.

EDD operating income decreased primarily due to increased research and development expenses, partially offset by decreased cost of revenue. Research and development expenses increased $251 million or 37%, primarily reflecting increased headcount-related expenses associated with the Windows Mobile device platform, driven by recent acquisitions. Cost of revenue decreased $112 million or 4%, primarily driven by decreased Xbox 360 manufacturing and warranty costs.

Corporate-Level Activity

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
(In millions, except percentages)	2008	2007		2008	2007
Corporate-level activity	$(1,316)	$(1,400)	6%	$(2,737)	$(2,494)	(10)%

Certain corporate-level activity is not allocated to our segments. Those results include expenses such as broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies. Corporate-level expenses decreased during the three months ended December 31, 2008, primarily due to decreased legal expenses, partially offset by increased headcount-related expenses. Corporate-level expenses increased during the six months ended December 31, 2008, primarily reflecting increased headcount-related expenses and partner payments, partially offset by decreased legal expenses.

OPERATING EXPENSES

Cost of Revenue

	Three Months Ended December 31,		Percentage Change		Six Months Ended December 31,		Percentage Change
(In millions, except percentages)	2008	2007			2008	2007
Cost of revenue	$3,907	$3,543	10%		$6,755	$6,218	9%
As a percent of revenue	23%	22%	1	ppt	21%	21%	–	ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to drive traffic to our website and/or acquire online advertising space (“traffic acquisition costs”), costs incurred to support and maintain Internet-based products and services, warranty costs, inventory valuation adjustments, costs associated with the delivery of consulting services, and the amortization of capitalized research and development costs associated with software products that have reached technological feasibility. Cost of revenue increased during the three months ended December 31, 2008, reflecting increased online costs, including traffic acquisition costs and people costs, and increased Xbox 360 platform costs. Cost of revenue increased during the six months ended December 31, 2008, reflecting increased online costs, including traffic acquisition, data center and equipment, and people costs, and increased costs associated with the growth in our consulting services, partially offset by decreased Xbox 360 platform costs.

Research and Development

	Three Months Ended December 31,		Percentage Change		Six Months Ended December 31,		Percentage Change
(In millions, except percentages)	2008	2007			2008	2007
Research and development	$2,290	$1,885	21%		$4,573	$3,722	23%
As a percent of revenue	14%	12%	2	ppt	14%	12%	2	ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. The increase in research and development expenses during the three and six months ended December 31, 2008, was primarily driven by increased headcount-related expenses of 24% during the three and six months ended December 31, 2008.

Sales and Marketing

	Three Months Ended December 31,		Percentage Change		Six Months Ended December 31,		Percentage Change
(In millions, except percentages)	2008	2007			2008	2007
Sales and marketing	$3,662	$3,420	7%		$6,706	$6,103	10%
As a percent of revenue	22%	21%	1	ppt	21%	20%	1	ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased during the three months ended December 31, 2008, primarily as a result of increased corporate marketing and advertising campaigns, headcount-related expenses, and bad debt expenses. Sales and marketing expenses increased during the six months ended December 31, 2008, primarily as a result of increased headcount-related expenses and corporate marketing and advertising campaigns. Headcount-related expenses increased 4% during the three months and 12% during the six months ended December 31, 2008.

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. For the three and six months ended December 31, 2008, $350 million and $529 million of losses, respectively, were reported as other income (expense). For the three and six months ended December 31, 2007, $28 million and $97 million of gains, respectively, were previously recorded as a component of sales and marketing expense and have been recast as other income (expense).

General and Administrative

	Three Months Ended December 31,		Percentage Change		Six Months Ended December 31,		Percentage Change
(In millions, except percentages)	2008	2007			2008	2007
General and administrative	$831	$1,066	(22)%		$1,718	$1,784	(4)%
As a percent of revenue	5%	7%	(2	) ppt	5%	6%	(1	) ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative headcount, and legal and other administrative fees. General and administrative expenses decreased during the three and six months ended December 31, 2008, primarily reflecting decreased costs for legal settlements and legal contingencies, partially offset by increased headcount-related expenses. Headcount-related expenses increased 6% during the three months and 17% during the six months ended December 31, 2008.

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change
(In millions, except percentages)	2008	2007		2008	2007
Dividends and interest	$175	$206	(15)%	$382	$445	(14)%
Net recognized gains on investments	270	87	210%	399	238	68%
Net gains (losses) on derivatives	(409)	48	*	(574)	84	*
Net gains (losses) on foreign currency remeasurements	(350)	23	*	(529)	103	*
Other	13	3	333%	13	(136)	*

Total	$(301)	$367	*	$(309)	$734	*

*	Not meaningful

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. For the three and six months ended December 31, 2008, $350 million and $529 million of losses, respectively, were reported as other income (expense). For the three and six months ended December 31, 2007, $28 million and $97 million of gains, respectively, were previously recorded as a component of sales and marketing expense and have been recast as other income (expense).

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

We use derivative instruments to manage exposures to interest rates, equity prices, and foreign currency markets, and to facilitate portfolio diversification. Gains and losses arising from derivatives not designated as accounting hedges are in large part economically offset by unrealized losses and gains, respectively, in the underlying securities which are recorded as a component of other comprehensive income.

Three months ended December 31, 2008 compared with three months ended December 31, 2007

Dividends and interest income decreased primarily reflecting lower interest rates on our fixed-income investments. Net recognized gains on investments, which included other-than-temporary impairments of $262 million during the three months ended December 31, 2008, as compared with $54 million during the three months ended December 31, 2007, increased primarily due to sales of certain equity investments held in our strategic investments portfolio. Other-than-temporary impairments increased primarily due to declines in equity values as a result of continuing declines in equity markets. Net losses on derivatives increased primarily due to losses on equity, commodity, and interest rate derivatives in the current period as compared to gains in the prior period. Net losses on foreign currency remeasurements increased due to current period volatility in foreign currency exchange rates.

Six months ended December 31, 2008 compared with six months ended December 31, 2007

Dividends and interest income decreased primarily reflecting lower interest rates on our fixed-income investments. Net recognized gains on investments, which included other-than-temporary impairments of $334 million during the six months ended December 31, 2008, as compared with $69 million during the six months ended December 31, 2007, increased primarily due to sales of certain equity investments held in our strategic investments portfolio. Other-than-temporary impairments increased primarily due to declines in equity values as a result of continuing declines in equity markets. Net losses on derivatives increased primarily due to losses on equity, commodity, and interest rate derivatives in the current period as compared to gains in the prior period. Net losses on foreign currency remeasurements increased due to current period volatility in foreign currency exchange rates. Other of $136 million for the six months ended December 31, 2007 included the correction of several immaterial items from prior periods.

Income Taxes

Our effective tax rates were 26% for the three months and 27% for the six months ended December 31, 2008, and 31% for the three and six months ended December 31, 2007. The fiscal year 2009 rates reflected a decline in the recurring effective tax rates primarily as a result of foreign earnings taxed at lower rates.

During the first quarter of fiscal year 2009, we paid the Internal Revenue Service (“IRS”) approximately $3.1 billion as a result of our settlement with the IRS on its 2000-2003 examination.

FINANCIAL CONDITION

Cash, cash equivalents, and short-term investments totaled $20.7 billion as of December 31, 2008, compared with $23.7 billion as of June 30, 2008. Equity and other investments were $3.9 billion as of December 31, 2008, compared with $6.6 billion as of June 30, 2008. Our investments consist primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar-denominated securities, but also includes foreign-denominated securities in order to diversify financial risk. We invest primarily in short-term securities to facilitate rapid deployment for immediate cash needs. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $26.9 billion at December 31, 2008. Our retained deficit is not expected to affect our future ability to operate, pay dividends, or repay our short-term debt given our continuing profitability and strong cash and financial position.

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

While we own certain mortgage- and asset-backed fixed-income securities, our portfolio as of December 31, 2008 does not contain significant exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of the mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

Debt

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Pursuant to the authorization, we established a commercial paper program providing for the issuance and sale of up to $2.0 billion in short-term commercial paper. As of December 31, 2008, $2.0 billion of the commercial paper was issued and outstanding with a weighted average interest rate, including issuance costs, of 0.3% and maturities of 29 to 93 days.

In September 2008, we also entered into a $2.0 billion six-month senior unsecured credit facility, principally to support the commercial paper program. In November 2008, we replaced the six-month credit facility with a new $2.0 billion 364-day credit facility. The new credit facility expires on November 6, 2009. As of December 31, 2008, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against the credit facility during the three months ended December 31, 2008.

In November 2008, we filed a shelf registration statement with the U.S. Securities and Exchange Commission that allows us to issue debt securities from time to time pursuant to the September 2008 authorization for debt financings of up to $6.0 billion. As of December 31, 2008, no debt securities had been issued under this registration statement.

Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements, revenue attributable to undelivered elements, including free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP and previous PC operating systems, is recorded as unearned based on the sales price of those elements when sold separately, and is recognized ratably on a straight-line basis over the related product’s life cycle. Other unearned revenue includes services, Microsoft Dynamics business solutions products, Xbox Live subscriptions, display advertising, Mediaroom, and other offerings for which we have been paid upfront and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected recognition of unearned revenue as of December 31, 2008:

(In millions)	Recognition of Unearned Revenue
Three months ended:
March 31, 2009	$5,176
June 30, 2009	3,494
September 30, 2009	1,874
December 31, 2009	988
Thereafter	1,534

Total	$13,066

See Note 11 – Unearned Revenue (Part I, Item 1).

Cash Flows

Cash flow from operations decreased $1.3 billion from the first six months of fiscal year 2008 to $9.2 billion due to payment of approximately $3.1 billion to the IRS during the first quarter of fiscal year

2009 as a result of our settlement of the 2000-2003 audit examination. This impact was partially offset by an increase in cash received from customers, including an increase of $2.1 billion from conversion of accounts receivable.

Cash used for financing was $9.1 billion in the first six months of fiscal year 2009, an increase of $3.2 billion from the corresponding period in fiscal year 2008. The increase reflected $9.3 billion of common stock repurchases in the first six months of fiscal year 2009, compared with $7.0 billion in the first six months of fiscal year 2008 and a $2.7 billion decrease in proceeds from issuance of common stock. These impacts were partially offset by a $2.0 billion increase in cash proceeds from our commercial paper program established in the first quarter of fiscal year 2009.

Cash used for investing was $1.9 billion in the first six months of fiscal year 2009, a decrease of $1.4 billion from the first six months of fiscal year 2008. The decrease reflected a $5.0 billion decrease in cash paid for acquisitions of companies, resulting from the purchase of aQuantive in the first half of fiscal year 2008, partially offset by a $1.6 billion decline in cash from securities lending activities and a $1.6 billion decrease in cash from combined investment purchases, sales, and maturities.

While we have short-term debt as described above, we currently have no long-term debt (see Financial Condition above). Stockholders’ equity at December 31, 2008 was $34.5 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities, data centers, and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 to buy back up to $40.0 billion of Microsoft common stock. On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration of September 30, 2013. During the three and six months ended December 31, 2008, we repurchased a total of 94 million and 318 million shares for $2.2 billion and $8.2 billion, respectively; 101 million shares were repurchased for $2.7 billion under the repurchase program approved by our Board of Directors during the first quarter of fiscal year 2007 and 217 million shares were repurchased for $5.5 billion under the repurchase program approved by our Board of Directors during the first quarter of fiscal year 2009. As of December 31, 2008, approximately $34.5 billion remained of the $40.0 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice.

Our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
			(in millions)
(Fiscal year 2009)
September 22, 2008	$0.13	November 20, 2008	$1,157	December 11, 2008
December 10, 2008	$0.13	February 19, 2009	$1,156	March 12, 2009

(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,034	December 13, 2007
December 19, 2007	$0.11	February 21, 2008	$1,023	March 13, 2008

We believe existing cash and cash equivalents and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements, regular quarterly dividends, debt repayment schedules, and share repurchases. Our philosophy regarding the maintenance of a balance sheet with a large component of cash and cash equivalents, short-term investments, and equity and other investments, reflects our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to our business model. We regularly assess our investment management approach in view of our current and potential future needs.

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On July 1, 2008, we adopted SFAS No. 157, Fair Value Measurements for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 4 – Financial Instruments.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities – Including an amendment of FASB Statement No. 115, became effective for us on July 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of December 31, 2008, we had not elected the fair value option for any eligible financial asset or liability.

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

In December 2007, the FASB issued SFAS No. 141R, Business Combinations, which replaces SFAS No. 141. The statement retains the purchase method of accounting for acquisitions, but requires a number of changes, including changes in the way assets and liabilities are recognized in the purchase accounting. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. SFAS No. 141R is effective for us beginning July 1, 2009 and will apply prospectively to business combinations completed on or after that date. The impact of SFAS No. 141R will depend on the nature of acquisitions completed after adoption.

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

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, and Staff Accounting Bulletin Topic 5M, Accounting for Noncurrent Marketable Equity Securities, provides guidance on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, the duration and extent to which the fair value is less than cost, and our intent and ability to hold the investment. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, operational and financing cash flow factors, and rating agency actions. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

During the second quarter of fiscal year 2009, we changed the date of our annual impairment test from July 1 to May 1. During fiscal year 2009, the annual impairment test was performed as of July 1, 2008 and will be performed again as of May 1, 2009. The change was made to more closely align the impairment testing date with our long-range planning and forecasting process. We believe the resulting change in accounting principle related to changing the annual impairment testing date will not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. The impact of the new impairment testing date, if material, will be disclosed in the fourth quarter of fiscal year 2009, which is the quarter in which the new testing date will occur.

Given the continuing deterioration of economic conditions, we performed an interim impairment analysis of certain goodwill balances during the three months ended December 31, 2008 (goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach). No impairment of goodwill was identified during the interim testing, nor has an impairment of goodwill been identified during any of the periods presented.

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

The following table sets forth the one-day VaR for substantially all of our positions as of and for the three months ended December 31, 2008, and as of June 30, 2008:

	December 31, 2008	June 30, 2008	Three months ended December 31, 2008
Risk Categories (In millions)			Average	High	Low
Interest rates	$21	$34	$26	$33	$17
Currency rates	47	100	57	74	40
Equity prices	115	45	82	115	48
Commodity prices	8	7	7	10	6

Total one-day VaR for the combined risk categories was $107 million at December 31, 2008 and $123 million at June 30, 2008. The total VaR is 43% less at December 31, 2008, and 34% less at June 30, 2008, than the sum of the separate risk categories in the above table due to the diversification benefit of the overall portfolio.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

Microsoft and Alcatel-Lucent have been parties to a number of legal proceedings beginning in 2003 relating to certain patents of each of the companies. Because some of these actions began before the merger of Alcatel and Lucent in 2006, for simplicity we refer to the post-merger entity of Alcatel-Lucent throughout this discussion.

•

In 2003 we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents. Alcatel-Lucent has asserted claims under these patents against computer manufacturers that sell computers with our operating system and application software pre-installed. In February 2007, the jury returned a verdict in Alcatel-Lucent’s favor in the first of a series of patent trials, and awarded $1.5 billion in damages. In August 2007, on our motions for judgment as a matter of law, the trial court overturned the jury verdict and dismissed plaintiff’s claims on multiple grounds. Alcatel-Lucent appealed, and in September 2008, the court of appeals affirmed the trial court’s dismissal of the claim.

In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a trial on a consolidated group of one video and three user interface patents. The jury concluded that Microsoft had infringed two user interface patents and awarded $367 million in damages. In June 2008, the trial judge increased the amount of damages to $512 million, to include $145 million of interest. Microsoft has appealed.

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

In December 2008, we entered into a settlement agreement resolving all of the matters described above, except one of the two patents the jury concluded we had infringed in the April 2008 verdict. This settlement did not have a significant impact on our financial statements. Approximately $500 million remains in dispute in the remaining matter.

In January 2008 the Commission opened a competition law investigation related to the inclusion of various capabilities in our Windows operating system software, including Web browsing software. The investigation was precipitated by a complaint filed with the Commission by Opera Software ASA, a firm that offers Web browsing software. On January 15, 2009, the European Commission issued a statement of objections expressing the Commission’s preliminary view that the inclusion of Internet Explorer in Windows since 1996 has violated European competition law. According to the statement of objections, other browsers are foreclosed from competing because Windows includes Internet Explorer. We will have an opportunity to respond in writing to the statement of objections within about two months. We may also request a hearing, which would take place after the submission of this response.

Under European Union procedure, the European Commission will not make a final determination until after it receives and assesses our response and conducts the hearing, should we request one. The statement of objections seeks to impose a remedy that is different than the remedy imposed in the earlier proceeding concerning Windows Media Player. While computer users and OEMs are already free to run any Web browsing software on Windows, the Commission is considering ordering Microsoft and OEMs to obligate users to choose a particular browser when setting up a new PC. Such a remedy might include a requirement that OEMs distribute multiple browsers on new Windows-based PCs. We may also be required to disable certain unspecified Internet Explorer software code if a user chooses a competing browser. The statement of objections also seeks to impose a significant fine based on sales of Windows operating systems in the European Union. In January 2008, the Commission opened an additional competition law investigation that relates primarily to interoperability with respect to our Microsoft Office family of products. This investigation resulted from complaints filed with the Commission by a trade association of Microsoft’s competitors.

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

Another development is the business model under which companies provide content, and software in the form of applications, data, and related services, over the Internet in exchange for revenues primarily from advertising or subscriptions. An example of an advertising-funded business model is Internet search, where providing a robust alternative is particularly important and challenging due to the scale effects enjoyed by a single market dominant competitor. Advances in computing and communications technologies have made this model viable and enabled the rapid growth of some of our competitors. We are devoting significant resources toward developing our own competing software plus services strategies including the Windows Azure Platform, our hosted computing platform designed to facilitate the rapid, flexible and scalable development of “cloud-based” services. It is uncertain whether these strategies will be successful.

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

We make significant investments in new products and services that may not be profitable. We have made and will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including the Windows PC operating system, the Microsoft Office system, Xbox 360, Live Search, Windows Server, Zune, Windows Live, the Windows Azure Services platform, and other software plus services offerings. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Adverse economic conditions may harm our business. Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions, may result in lower information technology spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our revenue will be adversely affected. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that have affected global financial markets. If the global credit market continues to deteriorate, our investment portfolio may be further impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring further impairment charges that could adversely impact our financial results.

We have claims and lawsuits against us that may result in adverse outcomes. We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial position, results of operations, or cash flows, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial position, results of operations, or cash flows also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

Catastrophic events or geo-political conditions may disrupt our business. A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
October 1, 2008 – October 31, 2008	82,586,925	$24.27	82,586,925	$34,743
November 1, 2008 – November 30, 2008	–	–	–	$34,743
December 1, 2008 – December 31, 2008	11,904,762	$19.29	11,904,762	$34,514

	94,491,687		94,491,687

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 to buy back up to $40.0 billion of Microsoft common stock. On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration of September 30, 2013. As of December 31, 2008, approximately $34.5 billion remained of the $40.0 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice. During the second quarter of fiscal year 2009, we repurchased 94 million shares for $2.2 billion under the programs approved during the first quarter of fiscal year 2009. The transactions occurred in open market purchases and pursuant to a trading plan under Rule 10b5-1.

Item 4. Submission of Matters to a Vote of Security Holders

The Annual Meeting of Shareholders was held on November 19, 2008.

The following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

	Number of Shares
	For	Against	Abstain
William H. Gates III	7,762,510,657	63,627,798	17,056,072
Steven A. Ballmer	7,680,710,685	141,528,233	20,955,609
James I. Cash Jr.	7,707,573,521	114,824,209	20,796,797
Dina Dublon	7,769,908,917	57,237,210	16,048,400
Raymond V. Gilmartin	7,754,063,821	68,824,373	20,306,333
Reed Hastings	7,761,016,067	61,087,060	21,091,400
David F. Marquardt	7,717,980,228	101,433,771	23,780,528
Charles H. Noski	7,754,773,139	66,952,040	21,469,348
Helmut Panke	7,711,097,585	111,431,646	20,665,296

2.	To approve material terms of performance criteria under the Executive Officer Incentive Plan.

For	6,263,183,489
Against	163,139,676
Abstain	49,621,298
Broker non-vote	1,367,250,064

3.	To approve amendments to the 1999 Stock Option Plan for Non-Employee Directors.

For	5,785,912,805
Against	640,169,128
Abstain	49,859,530
Broker non-vote	1,367,253,064

4.	To ratify selection of Deloitte & Touche LLP as Microsoft Corporation’s independent auditor for fiscal year 2009.

For	7,748,433,032
Against	76,574,971
Abstain	18,186,524

The following proposals were not adopted by the margins indicated:

5.	Shareholder proposal to adopt Policies on Internet Censorship.

For	338,571,684
Against	5,360,131,636
Abstain	777,253,630
Broker non-vote	1,367,237,577

6.	Shareholder proposal to establish Board of Directors Committee on Human Rights.

For	241,820,864
Against	5,445,564,459
Abstain	788,766,557
Broker non-vote	1,367,042,647

7.	Shareholder proposal to disclose Charitable Contributions.

For	263,071,698
Against	5,472,762,779
Abstain	740,061,812
Broker non-vote	1,367,298,238

Item 6. Exhibits

10.19	Microsoft Corporation Annual Performance Incentive Plan for Executive Officers

15	Letter re: unaudited interim financial information

18.1	Letter re: change in accounting principles

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Items 3 and 5 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

Date: January 22, 2009	Microsoft Corporation

	By:	/S/ FRANK H. BROD
Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer (Duly Authorized Officer)