Form 10-Q
period 2009-03-31
MICROSOFT CORP
filed 2009-04-23
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2009

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 20, 2009
Common Stock, $0.00000625 par value per share	8,899,720,022 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2009

Part I. Financial Information

Item  1. Financial Statements

MICROSOFT CORPORATION

INCOME STATEMENTS

(In millions, except per share amounts)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Revenue	$13,648	$14,454	$45,338	$44,583
Operating expenses:
Cost of revenue	2,814	2,514	9,569	8,732
Research and development	2,212	2,035	6,785	5,757
Sales and marketing	2,981	3,274	9,687	9,377
General and administrative	913	2,341	2,631	4,125
Employee severance	290	–	290	–

Total operating expenses	9,210	10,164	28,962	27,991

Operating income	4,438	4,290	16,376	16,592
Other income (expense)	(388)	520	(697)	1,254

Income before income taxes	4,050	4,810	15,679	17,846
Provision for income taxes	1,073	422	4,155	4,462

Net income	$2,977	$4,388	$11,524	$13,384

Earnings per share:
Basic	$0.33	$0.47	$1.29	$1.43

Diluted	$0.33	$0.47	$1.28	$1.41

Weighted average shares outstanding:
Basic	8,891	9,307	8,960	9,349

Diluted	8,904	9,428	9,008	9,492

Cash dividends declared per common share	$0.13	$0.11	$0.39	$0.33

See accompanying notes.

MICROSOFT CORPORATION

BALANCE SHEETS

(In millions)

	March 31, 2009	June 30, 2008(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,285	$10,339
Short-term investments (including securities pledged as collateral of $1,445 and $2,491)	18,055	13,323

Total cash, cash equivalents, and short-term investments	25,340	23,662
Accounts receivable, net of allowance for doubtful accounts of $242 and $153	9,182	13,589
Inventories	657	985
Deferred income taxes	1,926	2,017
Other	3,619	2,989

Total current assets	40,724	43,242
Property and equipment, net of accumulated depreciation of $7,236 and $6,302	7,112	6,242
Equity and other investments	4,112	6,588
Goodwill	12,554	12,108
Intangible assets, net	1,756	1,973
Deferred income taxes	956	949
Other long-term assets	1,639	1,691

Total assets	$68,853	$72,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,017	$4,034
Short-term debt	1,999	–
Accrued compensation	2,644	2,934
Income taxes	773	3,248
Short-term unearned revenue	10,924	13,397
Securities lending payable	1,533	2,614
Other	2,933	3,659

Total current liabilities	23,823	29,886
Long-term unearned revenue	1,388	1,900
Other long-term liabilities	6,699	4,721
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 8,898 and 9,151	61,896	62,849
Retained deficit, including accumulated other comprehensive income of $726 and $1,140	(24,953)	(26,563)

Total stockholders’ equity	36,943	36,286

Total liabilities and stockholders’ equity	$68,853	$72,793

(1)	Derived from audited financial statements.

See accompanying notes.

MICROSOFT CORPORATION

CASH FLOWS STATEMENTS

(In millions)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Operations
Net income	$2,977	$4,388	$11,524	$13,384
Depreciation, amortization, and other noncash items	664	532	1,881	1,448
Stock-based compensation expense	432	373	1,292	1,066
Net recognized losses (gains) on investments and derivatives	507	(179)	682	(500)
Excess tax benefits from stock-based payment arrangements	(2)	(9)	(48)	(111)
Deferred income taxes	(368)	103	462	783
Unearned revenue	5,899	5,228	16,054	15,044
Recognition of unearned revenue	(6,670)	(5,368)	(19,078)	(15,701)
Accounts receivable	1,697	1,857	4,035	2,077
Other current assets	106	(69)	345	141
Other long-term assets	26	(1)	(159)	(67)
Other current liabilities	114	1,389	(3,824)	525
Other long-term liabilities	662	(1,162)	2,030	(562)

Net cash from operations	6,044	7,082	15,196	17,527

Financing
Short-term borrowings (repayments), maturities of 90 days or less, net	(329)	–	1,667	–
Proceeds from new debt, maturities longer than 90 days	328	–	328	–
Common stock issued	112	268	436	3,249
Common stock repurchased	(18)	(1,240)	(9,331)	(8,227)
Common stock cash dividends	(1,155)	(1,023)	(3,310)	(2,995)
Excess tax benefits from stock-based payment arrangements	2	9	48	111

Net cash used in financing	(1,060)	(1,986)	(10,162)	(7,862)

Investing
Additions to property and equipment	(632)	(759)	(2,252)	(1,964)
Acquisition of companies, net of cash acquired	–	(138)	(827)	(5,967)
Purchases of investments	(10,683)	(3,481)	(21,525)	(15,795)
Maturities of investments	915	462	1,669	1,262
Sales of investments	3,327	2,829	16,102	18,645
Securities lending payable	1,064	309	(1,080)	(265)

Net cash used in investing	(6,009)	(778)	(7,913)	(4,084)
Effect of exchange rates on cash and cash equivalents	(36)	42	(175)	128

Net change in cash and cash equivalents	(1,061)	4,360	(3,054)	5,709
Cash and cash equivalents, beginning of period	8,346	7,460	10,339	6,111

Cash and cash equivalents, end of period	$7,285	$11,820	$7,285	$11,820

See accompanying notes.

MICROSOFT CORPORATION

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)(Unaudited)

	Three Months Ended March 31,		Nine Months Ended March 31,
	2009	2008	2009	2008
Common stock and paid-in capital
Balance, beginning of period	$61,392	$62,528	$62,849	$60,557
Common stock issued	112	224	424	3,259
Common stock repurchased	(18)	(221)	(2,589)	(1,842)
Stock-based compensation expense	432	373	1,292	1,066
Stock option income tax benefits (deficiencies)	(21)	461	(79)	268
Other, net	(1)	10	(1)	67

Balance, end of period	61,896	63,375	61,896	63,375

Retained deficit
Balance, beginning of period	(26,914)	(28,097)	(26,563)	(29,460)
Cumulative effect of a change in accounting principle – adoption of FIN 48	–	–	–	(395)
Cumulative effect of a change in accounting principle – adoption of EITF 06-2	–	–	–	(17)
Net income	2,977	4,388	11,524	13,384
Other comprehensive income:
Net gains (losses) on derivative instruments	36	(78)	802	(29)
Net unrealized investments gains (losses)	67	(211)	(845)	(375)
Translation adjustments and other	38	16	(371)	105

Comprehensive income	3,118	4,115	11,110	13,085
Common stock cash dividends	(1,157)	(1,021)	(3,461)	(3,081)
Common stock repurchased	–	(818)	(6,039)	(5,953)

Balance, end of period	(24,953)	(25,821)	(24,953)	(25,821)

Total stockholders’ equity	$36,943	$37,554	$36,943	$37,554

See accompanying notes.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

Note 1 – Accounting Policies

Basis of Presentation

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, except as otherwise noted, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: estimates of loss contingencies, product warranties, product life cycles, product returns, and stock-based compensation forfeiture rates; assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; estimating the fair value and/or goodwill impairment for our reporting units; and determining when investment impairments are other than temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

Employee Severance

We record employee severance when a liability is incurred in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 146, Accounting for Costs Associated with Exit or Disposal Activities. See Note 16 – Employee Severance.

Recently Adopted Accounting Pronouncements

On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires additional disclosures about the Company’s objectives in using derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and tabular disclosures of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. See Note 5 – Derivatives.

On July 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 4 – Financial Instruments.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, became effective for us on July 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of March 31, 2009, we had not elected the fair value option for any eligible financial asset or liability.

Recent Accounting Pronouncements Not Yet Adopted

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for us beginning April 1, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on our financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for us to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements – an amendment of ARB No. 51, which changes the accounting and reporting for minority interests. Minority interests will be recharacterized as noncontrolling interests and will be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control will be accounted for as equity transactions. In addition, net income attributable to the noncontrolling interest will be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, will be recorded at fair value with any gain or loss recognized in net income. SFAS No. 160 is effective for us beginning July 1, 2009, and will apply prospectively, except for the presentation and disclosure requirements, which will apply retrospectively. We believe the adoption of SFAS No. 160 will not have a material impact on our financial statements.

Note 2 – Earnings Per Share

Basic earnings per share is computed on the basis of the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed on the basis of the weighted average number of shares of common stock plus the effect of dilutive potential common

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards, some of which are performance-based.

Components of basic and diluted earnings per share were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions, except earnings per share)	2009	2008	2009	2008
Net income available for common shareholders (A)	$2,977	$4,388	$11,524	$13,384

Weighted average outstanding shares of common stock (B)	8,891	9,307	8,960	9,349
Dilutive effect of employee stock options and awards	13	121	48	143

Common stock and common stock equivalents (C)	8,904	9,428	9,008	9,492

Earnings per share:
Basic (A/B)	$0.33	$0.47	$1.29	$1.43

Diluted (A/C)	$0.33	$0.47	$1.28	$1.41

The following shares attributable to outstanding equity awards were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2009	2008	2009	2008
Shares excluded from calculation of diluted earnings per share	518	84	352	79

Note 3 – Other Income (Expense)

Components of other income (expense) were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2009	2008	2009	2008
Dividends and interest	$164	$226	$546	$671
Net recognized gains (losses) on investments	(452)	(13)	(53)	225
Net gains (losses) on derivatives	(55)	191	(629)	275
Net gains (losses) on foreign currency remeasurements	(26)	122	(555)	225
Other	(19)	(6)	(6)	(142)

Total	$(388)	$520	$(697)	$1,254

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. For the three and nine months ended March 31, 2009, $26 million and $555 million of losses, respectively, were reported as other income (expense). For the three and nine months ended March 31, 2008, $119 million and $216 million of gains, respectively, were previously recorded as a component of sales and marketing expense and have been recast as other income (expense).

Other-than-temporary impairments, which are included in net recognized gains (losses) on investments, were $420 million during the three months and $754 million during the nine months ended March 31, 2009, as compared with $179 million during the three months and $248 million during the nine months ended March 31, 2008. Other-than-temporary impairments increased primarily due to declines in equity values as a result of continuing deterioration in equity markets. In evaluating when declines in fair value are other than temporary, we consider all available evidence, including market movements subsequent to the end of the period.

Note 4 – Financial Instruments

SFAS No. 157 defines fair value as the price that would be received upon sale of an asset or paid upon transfer of a liability in an orderly transaction between market participants at the measurement date and in the principal or most advantageous market for that asset or liability. The fair value should be calculated based on assumptions that market participants would use in pricing the asset or liability, not on assumptions specific to the entity. In addition, the fair value of liabilities should include consideration of non-performance risk, including our own credit risk.

In addition to defining fair value, SFAS No. 157 expands the disclosure requirements around fair value and establishes a fair value hierarchy for valuation inputs. The hierarchy prioritizes the inputs into three levels based on the extent to which inputs used in measuring fair value are observable in the market. Each fair value measurement is reported in one of the three levels, which is determined by the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Investments Other Than Derivatives

Investments other than derivatives primarily include U.S. government and agency securities, foreign government bonds, mortgage-backed securities, commercial paper, corporate notes and bonds, and common stock and equivalents.

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 investments, such as domestic and international equities, U.S. treasuries, exchange-traded mutual funds, and agency securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate notes and bonds, foreign government bonds, mortgage-backed securities, commercial paper, and certain agency securities. Our Level 3 assets primarily include investments in certain corporate bonds. We value the Level 3 corporate bonds using internally developed valuation models whose inputs include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair value of the investments.

Derivatives

In general, and where applicable, we use quoted prices in an active market for identical derivative assets and liabilities that are traded on exchanges. These derivative assets and liabilities are included in Level 1. The fair values for the derivative assets and liabilities included in Level 2 are estimated using industry standard valuation models, such as the Black-Scholes model. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Level 2 derivative assets and liabilities primarily include certain over-the-counter options, futures, and swap contracts. In certain cases, market-based observable inputs are not available and we use management judgment to develop assumptions to determine fair value. These derivative assets and liabilities are included in Level 3 and primarily represent derivatives for foreign equities.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities measured at fair value on a recurring basis at March 31, 2009:

(In millions)	Level 1	Level 2	Level 3	Gross fair value	FIN 39 netting(a)	Net fair value
Assets
Mutual funds	$850	$–	$–	$850	$–	$850
Commercial paper	–	2,698	–	2,698	–	2,698
Certificates of deposit	–	418	–	418	–	418
U.S. government and agency securities	3,906	4,059	–	7,965	–	7,965
Foreign government bonds	364	2,819	–	3,183	–	3,183
Mortgage-backed securities	–	3,491	–	3,491	–	3,491
Corporate notes and bonds	–	3,003	153	3,156	–	3,156
Municipal securities	–	199	–	199	–	199
Common and preferred stock	3,343	28	–	3,371	–	3,371
Derivatives	20	1,194	2	1,216	(379)	837

Total	$8,483	$17,909	$155	$26,547	$(379)	$26,168

Liabilities
Derivatives	$30	$403	$–	$433	$(366)	$67

(a)

FASB Interpretation No. 39 (“FIN 39”), Offsetting of Amounts Related to Certain Contracts – an interpretation of APB No. 10 and FASB Statement No. 105, permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists. These amounts include fair value adjustments related to our own credit risk and counterparty credit risk.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The majority of our Level 3 instruments consist of investment securities classified as available-for-sale with changes in fair value included in other comprehensive income. The following table presents the changes in Level 3 instruments measured on a recurring basis for the three and nine months ended March 31, 2009:

	Three Months Ended March 31, 2009
(In millions)	Corporate notes and bonds	Common and preferred stock	Derivative assets	Total
Balance, beginning of period	$121	$2	$–	$123
Total realized and unrealized gains (losses):
Included in other income (expense)	1	–	–	1
Included in other comprehensive income	31	–	–	31
Transfers in (out)	–	(2)	2	–

Balance, end of period	$153	$–	$2	$155

Change in unrealized gains included in other income (expense) related to assets held as of March 31, 2009	$1	$–	$–	$1

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine Months Ended March 31, 2009
(In millions)	Corporate notes and bonds	Common and preferred stock	Derivative assets	Total
Balance, beginning of period	$138	$8	$71	$217
Total realized and unrealized gains (losses):
Included in other income (expense)	(7)	(6)	48	35
Included in other comprehensive income	12	–	–	12
Purchases, issuances, and settlements	–	–	(119)	(119)
Transfers in (out)	10	(2)	2	10

Balance, end of period	$153	$–	$2	$155

Change in unrealized gains (losses) included in other income (expense) related to assets held as of March 31, 2009	$(8)	$(5)	$1	$(12)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired.

In accordance with the provisions of Accounting Principles Board No. 18, The Equity Method of Accounting for Investments in Common Stock, we review the carrying values of our investments when events and circumstances warrant and consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and is determined to be other than temporary.

The following table presents balances for those assets required to be measured at fair value on a nonrecurring basis as of March 31, 2009:

(In millions)	Level 1	Level 2	Level 3	Total
Common and preferred stock	$–	$–	$164	$164

During the three months ended March 31, 2009, we did not recognize any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis. During the nine months ended March 31, 2009, an impairment charge of $85 million was recognized for certain investments measured at fair value on a nonrecurring basis as the decline in their respective fair values below their cost was determined to be other than temporary in all instances.

Note 5 – Derivatives

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates and credit; to enhance investment returns; and to facilitate portfolio diversification. Our derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Foreign Currency Risk. Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Options and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of March 31, 2009, the total notional amount of such foreign exchange contracts was $9.0 billion. Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of March 31, 2009, the total notional amount of these foreign exchange contracts sold was $3.1 billion. Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of March 31, 2009, the total notional amount of these foreign exchange contracts purchased and sold was $1.4 billion and $4.7 billion, respectively.

Equities Price Risk. Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of March 31, 2009, the total notional amounts of designated and non-designated equity contracts purchased and sold were immaterial.

Interest Rate Risk. Securities held in our fixed-income portfolio are subject to different interest rate risks based on their various maturities. The average maturity of the fixed-income portfolio is managed relative to broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of March 31, 2009, the total notional amount of fixed-interest rate contracts purchased and sold was $3.4 billion and $725 million, respectively. In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency and mortgage-backed securities. These meet the definition of a derivative instrument under SFAS No. 133 in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of March 31, 2009, the total notional derivative amount of mortgage contracts purchased was $1.3 billion.

Credit Risk. Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad- based indices. We use credit default swaps as they are a low cost way of managing exposure to individual credit risks or groups of credit risks while continuing to improve liquidity. As of March 31, 2009, the total notional amount of credit contracts purchased and sold was immaterial.

Commodity Derivatives. We use broad-based commodity exposures to enhance portfolio returns and facilitate portfolio diversification. We use swap and futures contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they are low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of March 31, 2009, the total notional amount of commodity contracts purchased was $704 million, and the total notional amount of commodity contracts sold was immaterial.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Credit-Risk-Related Contingent Features. Certain of our counterparty agreements for derivative instruments contain provisions that require our long-term unsecured debt, if any is issued and outstanding, to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, collateral will be required for posting, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2009, we have not issued any long-term unsecured debt, our long-term debt rating was AAA, and cash investments were in excess of $1.0 billion.

Gross Fair Values of Derivative Instruments (Excluding FIN 39 Netting)

	March 31, 2009
(In millions)	Foreign exchange contracts	Equity contracts	Interest rate contracts	Credit contracts	Commodity contracts	Total derivatives
Assets
Derivatives not designated as hedging instruments
Short-term investment	$9	$72	$70	$56	$23	$230
Other current assets	61	–	–	–	–	61

Total	$70	$72	$70	$56	$23	$291

Derivatives designated as hedging instruments
Short-term investment	$17	$–	$–	$–	$–	$17
Other current assets	906	–	–	–	–	906
Equity and other investments	–	2	–	–	–	2

Total	$923	$2	$–	$–	$–	$925

Total assets(a)	$993	$74	$70	$56	$23	$1,216

Liabilities
Derivatives not designated as hedging instruments
Other current liabilities	$(76)	$(25)	$(99)	$(97)	$(3)	$(300)

Derivatives designated as hedging instruments
Other current liabilities	$(133)	–	–	–	–	$(133)

Total liabilities(a)	$(209)	$(25)	$(99)	$(97)	$(3)	$(433)

(a)	See Note 4 – Financial Instruments.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Fair-Value Hedges

For a derivative instrument designated as a fair-value hedge, the gain (loss) is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For options designated as fair-value hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. During the three and nine months ended March 31, 2009, we recognized the following gains (losses) on fair value hedged derivatives and their related hedged items:

	Three Months Ended March 31, 2009		Nine Months Ended March 31, 2009
(In millions)	Foreign exchange contracts	Equity contracts	Foreign exchange contracts	Equity contracts
Other income (expense) – derivatives	$195	$–	$280	$191
Other income (expense) – hedged items	(190)	–	(276)	(211)

Total	$5	$–	$4	$(20)

Cash-Flow Hedges

For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income (“OCI”) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For options designated as cash-flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. Gains (losses) on the derivative representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. During the three and nine months ended March 31, 2009, we recognized the following gains (losses) related to foreign exchange contracts:

(In millions)	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Effective portion
Gain recognized in other comprehensive income, net of tax effect of $111 in the three months and $640 in the nine months	$206	$1,188
Gain reclassified from accumulated OCI into revenue	$261	$594

Amount excluded from effectiveness assessment and ineffective portion
Loss recognized in other income (expense)	$(100)	$(294)

We estimate that $993 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur for the three and nine months ended March 31, 2009.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Non-Designated Derivatives

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are recognized in other income (expense). These are generally offset by unrealized gains (losses) in the underlying securities in the investment portfolio and are recorded as a component of OCI.

(In millions)	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Foreign-exchange contracts	$11	$(139)
Equity contracts	(11)	(160)
Interest-rate contracts	47	(7)
Credit contracts	9	(26)
Commodity contracts	(8)	(188)

Total	$48	$(520)

Gains (losses) for foreign exchange, equity, interest rate, credit, and commodity contracts presented in other income statement line items were immaterial for the three and nine months ended March 31, 2009, and have been excluded from the table above.

Note 6 – Inventories

Components of inventories were as follows:

(In millions)	March 31, 2009	June 30, 2008
Raw materials	$173	$417
Work in process	58	31
Finished goods	426	537

Total	$657	$985

Note 7 – Acquisitions

We acquired six entities during the nine months ended March 31, 2009 for total consideration of $879 million, substantially all of which was paid in cash. All of the entities have been consolidated into our results of operations since their respective acquisition dates. The purchase price allocations for these acquisitions are preliminary for up to 12 months after the acquisition dates and are subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in aggregate, were not material to our consolidated results of operations.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 8 – Goodwill

	Three Months Ended March 31, 2009
(In millions)	Balance as of January 1, 2009	Acquisitions	Purchase accounting adjustments and other	Balance as of March 31, 2009
Client	$153	$–	$(77)	$76
Server and Tools	971	–	75	1,046
Online Services Business	6,699	–	(7)	6,692
Microsoft Business Division	3,894	–	72	3,966
Entertainment and Devices Division	773	–	1	774

Total	$12,490	$–	$64	$12,554

	Nine Months Ended March 31, 2009
(In millions)	Balance as of July 1, 2008	Acquisitions	Purchase accounting adjustments and other	Balance as of March 31, 2009
Client	$153	$–	$(77)	$76
Server and Tools	738	233	75	1,046
Online Services Business	6,274	447	(29)	6,692
Microsoft Business Division	4,191	–	(225)	3,966
Entertainment and Devices Division	752	24	(2)	774

Total	$12,108	$704	$(258)	$12,554

None of the amounts recorded as goodwill are expected to be deductible for tax purposes. The purchase price allocations for all of the acquisitions are preliminary for up to 12 months after the acquisition dates and are subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available. Any change in the fair value of the net assets of the acquired companies will change the amount of the purchase price allocable to goodwill. Changes in goodwill amounts resulting from foreign currency translations are included in purchase accounting adjustments and other in the above table.

Given the deterioration of economic conditions, we performed an interim impairment analysis of certain goodwill balances as of December 31, 2008 (goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, in each instance using a fair-value-based approach). No impairment of goodwill was identified during the interim testing, nor has an impairment of goodwill been identified during any of the periods presented.

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 9 – Intangible Assets

The components of finite-lived intangible assets were as follows:

	March 31, 2009			June 30, 2008
(In millions)	Gross carrying amount	Accumulated amortization	Net carrying amount	Gross carrying amount	Accumulated amortization	Net carrying amount
Contract-based	$1,089	$(841)	$248	$1,074	$(796)	$278
Technology-based	1,877	(993)	884	1,677	(672)	1,005
Marketing-related	189	(89)	100	171	(65)	106
Customer-related	735	(211)	524	708	(124)	584

Total	$3,890	$(2,134)	$1,756	$3,630	$(1,657)	$1,973

Acquired intangibles are generally amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was $156 million for the three months and $441 million for the nine months ended March 31, 2009, as compared with $121 million for the three months and $335 million for the nine months ended March 31, 2008. The following table outlines the estimated future amortization expense related to intangible assets as of March 31, 2009:

(In millions)	Amount
Year Ended June 30,
2009	$199
2010	528
2011	457
2012	299
2013 and thereafter	273

Total	$1,756

Note 10 – Debt

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Pursuant to the authorization, we established a commercial paper program providing for the issuance and sale of up to $2.0 billion in short-term commercial paper. As of March 31, 2009, $2.0 billion of the commercial paper was issued and outstanding with a weighted average interest rate, including issuance costs, of 0.24% and maturities of 31 to 181 days.

In September 2008, we also entered into a $2.0 billion six-month senior unsecured credit facility, principally to support the commercial paper program. In November 2008, we replaced the six-month credit facility with a $2.0 billion 364-day credit facility. This credit facility expires on November 6, 2009. In March 2009, we entered into an additional credit facility. This $1.0 billion 364-day credit facility expires on March 12, 2010. As of March 31, 2009, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against the credit facilities during the nine months ended March 31, 2009.

In November 2008, we filed a shelf registration statement with the U.S. Securities and Exchange Commission that allows us to issue debt securities from time to time pursuant to the September 2008

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

authorization for debt financings of up to $6.0 billion. As of March 31, 2009, no debt securities had been issued under that registration statement.

Note 11 – Income Taxes

Our effective tax rate was 27% for the three and nine months ended March 31, 2009. Our effective tax rates were 9% for the three months and 25% for the nine months ended March 31, 2008. The fiscal year 2008 rates were lower primarily due to the resolution of tax positions relating to our agreement with the Internal Revenue Service (“IRS”) settling the 2000-2003 examination. As a result of this settlement, we paid the IRS approximately $3.1 billion during the first quarter of fiscal year 2009.

Tax contingencies and other tax liabilities were $5.8 billion as of March 31, 2009 and $3.8 billion as of June 30, 2008, and were included in other long-term liabilities.

Note 12 – Unearned Revenue

The components of unearned revenue were as follows:

(In millions)	March 31, 2009	June 30, 2008
Volume licensing programs	$9,666	$12,232
Undelivered elements	953	1,396
Other	1,693	1,669

Total	$12,312	$15,297

Unearned revenue by segment was as follows:

(In millions)	March 31, 2009	June 30, 2008
Client	$2,015	$2,738
Server and Tools	4,104	5,007
Microsoft Business Division	5,593	7,101
Other	600	451

Total	$12,312	$15,297

Note 13 – Contingencies

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

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

In January 2008, the Commission opened a competition law investigation related to the inclusion of various capabilities in our Windows operating system software, including Web browsing software. The investigation was precipitated by a complaint filed with the Commission by Opera Software ASA, a firm that offers Web browsing software. On January 15, 2009, the European Commission issued a statement of objections expressing the Commission’s preliminary view that the inclusion of Internet Explorer in Windows since 1996 has violated European competition law. According to the statement of objections, other browsers are foreclosed from competing because Windows includes Internet Explorer. We expect to respond in writing to the statement of objections by April 28, 2009. We may also request a hearing, which would take place after we submit our response. The European Commission will not make a final determination until after it receives and assesses our response and conducts the hearing, should we request one. The statement of objections seeks to impose a remedy that is different than the remedy imposed in the earlier proceeding concerning Windows Media Player. While computer users and OEMs are already free to run any Web browsing software on Windows, the Commission is considering ordering Microsoft and OEMs to obligate users to choose a particular browser when setting up a new PC. Such a remedy might include a requirement that OEMs distribute multiple browsers on new Windows-based PCs. We may also be required to disable certain unspecified Internet Explorer software code if a user chooses a competing browser. The statement of objections also seeks to impose a significant fine based on worldwide sales of Windows operating systems. In January 2008, the Commission opened an additional competition law investigation that relates primarily to interoperability with respect to our Microsoft Office family of products. This investigation resulted from complaints filed with the Commission by a trade association of Microsoft’s competitors.

We are subject to a Consent Decree and Final Judgment (“Final Judgment”) that resolved lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions. The Final Judgment imposed various constraints on our Windows operating system businesses. Originally, the Final Judgment were scheduled to expire in November 2007. In 2006, we voluntarily agreed to extend certain elements of the Final Judgment to November 2009. The U.S. Department of Justice and other states advised the Court that they would not seek any extension of the Final Judgments to which they are party. In January 2008, the court issued a decision granting the states’ motion to extend these additional provisions of the Final Judgment until November 2009. On April 16, 2009, we agreed with the Department of Justice and the states, respectively, to extend the Final Judgment to May 2011, and submitted to the U.S District Court for the District of Columbia joint motions for this extension. Following a status conference before the Court on April 22, 2009, the Court entered an order approving the extension.

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

The settlements in all states have received final court approval. Cases in Arizona, Mississippi, and Canada have not been settled. We estimate the total cost to resolve all of the overcharge class action cases will range between $1.8 billion and $2.0 billion. The actual cost depends on factors such as the quantity and mix of products for which claims will be made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims. At March 31, 2009, we have recorded a liability related to these claims of approximately $900 million, which reflects our estimated exposure of $1.8 billion less payments made to date of approximately $900 million mostly for vouchers, legal fees, and administrative expenses.

Other antitrust litigation and claims. In November 2004, Novell, Inc. filed a complaint in U.S. District Court, asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. This case was transferred to Maryland. In June 2005, the trial court granted our motion to dismiss four of nine claims of the complaint. Both parties appealed, and in October 2007, the court of appeals affirmed the decision of the trial court, and remanded the case to that court for further proceedings. Discovery is continuing.

Patent and intellectual property claims. In 2003 we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents (although this action began before the merger of Alcatel and Lucent in 2006, for simplicity we refer to the post-merger entity of Alcatel-Lucent). In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a trial on a consolidated group of one video and three user interface patents. The jury concluded that we had infringed two user interface patents and awarded $367 million in damages. In June 2008, the trial judge increased the amount of damages to $512 million to include $145 million of interest. We have appealed. In December 2008, we entered into a settlement agreement resolving all of the litigation pending between Microsoft and Alcatel-Lucent, except one of the two patents the jury concluded we had infringed in the April 2008 verdict. Approximately $500 million remains in dispute in the remaining matter. In April 2009, the U.S. Patent and Trademark Office, after a reexamination of the remaining patent in dispute, determined that the patent was invalid.

In October 2003, Uniloc USA Inc., a subsidiary of a Singapore-based security technology company, filed a patent infringement suit in U.S. District Court in Rhode Island, claiming that product activation technology in Windows XP and certain other Microsoft programs violated a Uniloc patent. After we obtained a favorable summary judgment that we did not infringe any of the claims of this patent, the court of appeals reversed the trial court decision and remanded the case for trial. In April 2009, the jury returned a $388 million verdict against us, including a finding of willful infringement. We will seek to overturn this verdict via post-trial motions and, if necessary, appeal, based on evidence that our product activation technology does not infringe the patent, that the patent is invalid, and that the damages were unsupported.

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

As of March 31, 2009, we had accrued aggregate liabilities of approximately $700 million in other current liabilities and approximately $500 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could be up to $1.3 billion in aggregate beyond recorded amounts. The foregoing amount does not include the January 15, 2009 European Commission statement of objections, the outcome and range of which is not reasonably estimable. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operations, and cash flows for the period in which the effects become reasonably estimable.

Note 14 – Product Warranties

We provide for the estimated costs of hardware and software warranties at the time the related revenue is recognized. For hardware warranties, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold and country in which we do business, but generally include parts and labor over a period generally ranging from 90 days to three years. For software warranties, we estimate the costs to provide bug fixes, such as security patches, over the estimated life of the software. We regularly re-evaluate our estimates to assess the adequacy of the recorded warranty liabilities and adjust the amounts as necessary.

The changes in our aggregate product warranty liabilities were as follows:

(In millions)	Three Months Ended March 31, 2009	Nine Months Ended March 31, 2009
Balance, beginning of period	$490	$692
Accrual for warranties issued	30	137
Adjustments to pre-existing warranties	(11)	(36)
Settlements of warranty claims	(128)	(412)

Balance, end of period	$381	$381

Note 15 – Stockholders’ Equity

Share Repurchases

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 to buy back up to $40.0 billion of Microsoft common stock.

On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013. As of March 31, 2009, approximately $34.5 billion remained of the $40.0 billion

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice.

We repurchased the following shares of common stock under the above-described repurchase plans:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2009	2008	2009	2008
Shares of common stock repurchased	–	30	318	230
Value of common stock repurchased	$–	$1,020	$8,200	$7,449

Of the 318 million shares repurchased during the nine months ended March 31, 2009, 101 million shares were repurchased for $2.7 billion under the repurchase program approved by our Board of Directors during the first quarter of fiscal year 2007 and 217 million shares were repurchased for $5.5 billion under the repurchase program approved by our Board of Directors in September 2008.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
			(in millions)
(Fiscal year 2009)
September 19, 2008	$0.13	November 20, 2008	$1,157	December 11, 2008
December 10, 2008	$0.13	February 19, 2009	$1,155	March 12, 2009
March 9, 2009	$0.13	May 21, 2009	$1,157	June 18, 2009

(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,034	December 13, 2007
December 19, 2007	$0.11	February 21, 2008	$1,023	March 13, 2008
March 17, 2008	$0.11	May 15, 2008	$1,020	June 12, 2008

The estimate of the amount to be paid as a result of the March 9, 2009 declaration was included in other current liabilities as of March 31, 2009.

Note 16 – Employee Severance

In January 2009, we announced and implemented a resource management program to reduce discretionary operating expenses, employee headcount, and capital expenditures. As part of this program, we will eliminate up to 5,000 positions in research and development, marketing, sales, finance, legal, human resources, and information technology by June 30, 2010.

During the three months ended March 31, 2009, we recorded charges of $290 million for the expected reduction in headcount which was recorded as corporate-level activity. We reduced employee headcount by approximately 1,100 employees during the quarter, substantially all of whom were paid their severance by March 31, 2009. The remaining $237 million accrual represents

MICROSOFT CORPORATION

NOTES TO FINANCIAL STATEMENTS—(Continued)

(Unaudited)

severance benefits for approximately 3,400 employees, all of whom are expected to leave the Company by June 30, 2010.

The changes in our employee severance liabilities were as follows:

(In millions)	Three Months Ended March 31, 2009
Balance, beginning of period	$–
Employee severance charges	290
Cash payments	(53)

Balance, end of period	$237

Note 17 – Segment Information

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

Segment revenue and operating income (loss) based on internal accounting methods was as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2009	2008	2009	2008
Revenue
Client	$3,273	$3,932	$11,170	$12,215
Server and Tools	3,469	3,244	10,622	9,396
Online Services Business	721	839	2,357	2,366
Microsoft Business Division	4,507	4,733	14,335	13,663
Entertainment and Devices Division	1,567	1,594	6,564	6,619
Unallocated and other	111	112	290	324

Consolidated	$13,648	$14,454	$45,338	$44,583

Operating income (loss)
Client	$2,351	$2,977	$8,164	$9,467
Server and Tools	1,284	970	3,782	2,927
Online Services Business	(582)	(256)	(1,633)	(770)
Microsoft Business Division	2,834	3,082	9,180	8,877
Entertainment and Devices Division	(68)	67	179	568
Reconciling amounts	(1,381)	(2,550)	(3,296)	(4,477)

Consolidated	$4,438	$4,290	$16,376	$16,592

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

Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and accelerated amortization for depreciation, stock awards, and performance-based stock awards. In addition, certain revenue and expenses are excluded from segments or included in corporate-level activity, including certain legal settlements, accruals for legal contingencies, and accruals for employee severance.

Significant reconciling items were as follows:

	Three Months Ended March 31,		Nine Months Ended March 31,
(In millions)	2009	2008	2009	2008
Summary of reconciling amounts:
Corporate-level activity	$(1,691)	$(2,912)	$(4,394)	$(5,374)
Stock-based compensation expense	201	255	710	619
Revenue reconciling amounts	127	95	422	284
Other	(18)	12	(34)	(6)

Total	$(1,381)	$(2,550)	$(3,296)	$(4,477)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of

Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries as of March 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended March 31, 2009 and 2008. These interim financial statements are the responsibility of the Corporation’s management.

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
April 23, 2009

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

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products and services for many different types of computing devices. Our software products and services include operating systems for personal computers, servers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; high-performance computing applications; software development tools; and video games. We provide consulting and product support services, and we train and certify computer system integrators and developers. We also design and sell hardware including the Xbox 360 video game console, the Zune digital music and entertainment device, and peripherals. Online offerings and information are delivered through Live Search, Windows Live, Office Live, our MSN portals and channels, and the Microsoft Online Services platform, which includes offerings for businesses, such as Microsoft Dynamics CRM Online, Exchange Hosted Services, Exchange Online, and SharePoint Online. We enable the delivery of online advertising across our broad range of digital media properties and on Live Search through our proprietary adCenter® platform.

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

Summary

(In millions, except per share amounts and percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2009	2008		2009	2008
Revenue	$13,648	$14,454	(6)%	$45,338	$44,583	2%
Operating income	$4,438	$4,290	3%	$16,376	$16,592	(1)%
Diluted earnings per share	$0.33	$0.47	(30)%	$1.28	$1.41	(9)%

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Revenue declined across most segments driven primarily by continued weakness in the global PC market and the recessionary economic environment. Revenue from Windows operating systems decreased reflecting PC market weakness, especially PCs sold to businesses, and a continued shift to lower priced netbook PCs. Revenue from the 2007 Microsoft Office system decreased reflecting PC market weakness, a shift to lower-priced products, and pricing promotions, while online advertising revenue decreased primarily reflecting decreased display advertising. These decreases were partially offset by increased SQL Server and Windows Server revenue reflecting continued strength in our annuity business. Foreign currency exchange rates did not have a significant impact on revenue.

Operating income increased primarily reflecting decreased general and administrative and sales and marketing expenses, partially offset by decreased revenue, increased cost of revenue, and employee severance of $290 million. General and administrative expenses decreased $1.4 billion or 61%, primarily due to decreased costs for legal settlements and legal contingencies, partially offset by increased headcount-related expenses. We incurred $57 million of legal charges during the three months and $90 million during the nine months ended March 31, 2009, as compared with $1.5 billion of legal charges during the three months and $1.8 billion during the nine months ended March 31, 2008. The fiscal year 2008 legal costs were primarily related to the European Commission fine of $1.4 billion (€899 million). Sales and marketing expenses decreased $293 million or 9%, primarily reflecting decreased corporate marketing and advertising campaigns and decreased professional consulting fees. Cost of revenue increased $300 million or 12%, primarily reflecting increased online costs (including traffic acquisition and people costs). Headcount-related expenses, excluding employee severance, increased 4%, reflecting a 9% increase in headcount during the past 12 months and an increase in salaries and benefits for existing headcount.

In January 2009, we announced and implemented a resource management program to reduce discretionary operating expenses, employee headcount, and capital expenditures. As part of this program, we will eliminate up to 5,000 positions in research and development, marketing, sales, finance, legal, human resources, and information technology by June 30, 2010. During the three months ended March 31, 2009, we recorded employee severance charges of $290 million for the expected reduction in headcount. We reduced employee headcount by approximately 1,100 employees during the quarter.

Diluted earnings per share declined because other income (expense) was lower and the provision for income taxes grew, partially offset by share repurchases during the past 12 months. Other income (expense) decreased reflecting increased net recognized losses on investments due to higher other-than-temporary impairments and losses on investment sales. Provision for income taxes increased reflecting the fiscal year 2008 resolution of tax positions relating to our agreement with the Internal Revenue Service of the 2000-2003 examination.

Nine months ended March 31, 2009 compared with nine months ended March 31, 2008

Revenue grew primarily because of increased SQL Server and Windows Server revenue and increased licensing of the 2007 Microsoft Office system, partially offset by decreased revenue from

Windows operating systems as a result of PC market weakness and a continued shift to lower priced netbook PCs. Foreign currency exchange rates accounted for a $705 million or two percentage point increase in revenue.

Operating income decreased primarily reflecting increased headcount-related expenses and cost of revenue, partially offset by decreased general and administrative expenses and increased revenue. Headcount-related expenses, excluding employee severance, increased 13%, reflecting a 9% increase in headcount during the past 12 months and an increase in salaries and benefits for existing headcount. Cost of revenue increased $837 million or 10%, primarily reflecting increased online costs (including traffic acquisition, people, and data center and equipment costs) and increased costs associated with the growth in our consulting services. General and administrative expenses decreased $1.5 billion or 36%, primarily due to decreased costs for legal settlements and legal contingencies, partially offset by increased headcount-related expenses.

Diluted earnings per share declined primarily reflecting decreased other income (expense), partially offset by share repurchases during the past 12 months. Other income (expense) decreased reflecting increased net losses on derivatives and foreign currency remeasurements.

Outlook

Demand for our software, services, hardware, and online offerings are correlated with global macroeconomic factors. In the fourth quarter of fiscal year 2009, we expect the trends seen in the third quarter to continue, including weakness in the PC and server hardware markets and in our non-annuity business. We will continue to focus on executing in the areas we can control by continuing to provide high value products at the lowest total cost of ownership while managing our expenses. We intend to reduce discretionary operating expenses, employee headcount, and capital expenditures. As part of the resource management program announced in January 2009, in addition to the reductions in the third quarter of fiscal year 2009, we will reduce employee headcount by approximately 3,400 employees by June 30, 2010, and will eliminate merit increases for employees in fiscal year 2010.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

Revenue and operating income (loss) amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 17 – Segment Information (Part I, Item 1) is presented on a basis consistent with our current internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately. Prior period amounts have been recast to conform to the way we internally managed and monitored performance at the segment level during the current period.

Client

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
(In millions, except percentages)	2009	2008		2009	2008
Revenue	$3,404	$4,033	(16)%	$11,604	$12,506	(7)%
Operating income	$2,514	$3,115	(19)%	$8,689	$9,855	(12)%

Client offerings consist of premium and standard edition Windows operating systems. Premium editions are those that include additional functionality and are sold at a price above our standard editions. Premium editions include Windows Vista Business, Windows Vista Home Premium, Windows

Vista Ultimate, Windows Vista Enterprise, Windows XP Professional, Windows XP Media Center Edition, and Windows XP Tablet PC Edition. Standard editions include Windows Vista Home Basic and Windows XP Home. Client revenue growth is directly impacted by growth of PC purchases from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue. The differences between unit growth rates and revenue growth rates from year to year are affected primarily by changes in the mix of OEM Windows premium edition operating systems licensed as a percentage of total OEM Windows operating systems licensed (“OEM premium mix”). Additional differences in growth rates result from the impact from lower cost netbook PCs, which are sold with a lower cost version of Windows, changes in geographic mix, and changes in the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders.

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Client revenue decreased primarily as a result of PC market weakness, especially PCs sold to businesses, and a continued shift to netbook PCs. OEM revenue decreased $637 million or 19%, while OEM license units decreased 6%. The decline in OEM revenue reflects a 14 percentage point decrease in the OEM premium mix to 62%, primarily driven by growth of licenses related to sales of netbook PCs, a decline in premium editions sold to business customers, and changes in geographic mix. Based on our estimates, total worldwide PC shipments from all sources declined approximately 7% to 9%, driven by decreased demand in emerging and mature markets.

Client operating income decreased primarily reflecting decreased revenue and increased research and development expenses, partially offset by decreased sales and marketing expenses. Research and development expenses increased $45 million or 17%, primarily driven by increased headcount-related expenses. Sales and marketing expenses decreased $52 million or 13%, primarily reflecting decreased corporate marketing activities and decreased headcount-related costs associated with our corporate sales force.

Nine months ended March 31, 2009 compared with nine months ended March 31, 2008

Client revenue decreased primarily as a result of PC market weakness and a continued shift to netbook PCs. OEM revenue decreased $1.1 billion or 11% while OEM license units remained flat. The decline in OEM revenue reflects a nine percentage point decrease in the OEM premium mix to 66%, primarily driven by growth of licenses related to sales of netbook PCs, a decline in premium editions sold to business customers, and changes in geographic mix. Revenue from commercial and retail licensing of Windows operating systems increased $246 million or 13%. Based on our estimates, total worldwide PC shipments from all sources grew approximately 1% to 3%, driven by increased demand in emerging markets.

Client operating income decreased primarily reflecting decreased revenue and increased sales and marketing and research and development expenses. Sales and marketing expenses increased $149 million or 14%, primarily reflecting increased advertising and marketing campaigns. Research and development expenses increased $126 million or 16% as a result of increased headcount-related expenses.

Server and Tools

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2009	2008		2009	2008
Revenue	$3,467	$3,238	7%	$10,616	$9,381	13%
Operating income	$1,344	$1,080	24%	$3,978	$3,170	25%

Server and Tools licenses products, applications, tools, content, and services that are designed to make information technology professionals and developers more productive and efficient. Server and Tools offerings consist of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, and other server products. We also offer developer tools, training, certification, Microsoft Press, Premier and Professional product support services, and Microsoft Consulting Services. Server products can be run on-site, in a hosted environment, or in a Web-based environment. We use multiple channels for licensing, including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. We sell licenses both as one-time licenses and as multi-year volume licenses.

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Server and Tools revenue increased reflecting growth in product and services revenue. Server and server application revenue (including CAL) and developer tools revenue increased $191 million or 7%, primarily driven by growth in SQL Server, CAL Suites, and System Center revenue. This growth reflects recognition of deferred revenue from previously signed agreements and continued adoption of Windows Platform applications through SQL Server 2008, which was released in the first quarter of fiscal year 2009, CAL Suites, and System Center products. Consulting and Premier and Professional product support services revenue increased $38 million or 6%, primarily due to revenue from annuity support agreements. Foreign currency exchange rates did not have a significant impact on revenue during the quarter.

Server and Tools operating income increased primarily due to growth in high-margin product revenue and a slight decline in operating expenses. Operating expenses decreased $35 million or 2%, primarily driven by a decrease in corporate marketing activities and headcount-related expenses associated with our corporate sales force.

Nine months ended March 31, 2009 compared with nine months ended March 31, 2008

Server and Tools revenue increased reflecting growth in product and services revenue and included a favorable impact from foreign currency exchange rates of $223 million or two percentage points. Server and server application revenue (including CAL) and developer tools revenue increased $981 million or 13%, primarily driven by growth in SQL Server, Windows Server, and CAL Suites revenue. This growth reflects recognition of deferred revenue from previously signed agreements and continued adoption of Windows Platform and applications through SQL Server 2008, Windows Server 2008, and CAL Suites. Consulting and Premier and Professional product support services revenue increased $254 million or 13%, primarily due to revenue from annuity support agreements.

Server and Tools operating income increased primarily due to growth in high-margin product revenue, partially offset by increased cost of revenue and research and development expenses. Cost of revenue increased $176 million or 10%, reflecting the growth in consulting, support, and online services. Research and development expenses increased $175 million or 13%, primarily driven by increased headcount-related expenses.

Online Services Business

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2009	2008		2009	2008
Revenue	$721	$843	(14)%	$2,357	$2,377	(1)%
Operating loss	$(575)	$(226)	(154)%	$(1,521)	$(737)	(106)%

Online Services Business (“OSB”) consists of an online advertising platform with offerings for both publishers and advertisers, personal communications services, such as email and instant messaging, online information offerings, such as Live Search, and the MSN portals and channels around the world. We earn revenue primarily from online advertising, including search, display, and advertiser and publisher tools. Revenue is also generated through subscriptions and transactions generated from online paid services, digital marketing and advertising agency services, and from MSN narrowband Internet access subscribers. During the first quarter of fiscal year 2008, we completed our acquisition of aQuantive, Inc. (“aQuantive”), a digital marketing business. aQuantive was consolidated into our results of operations starting August 10, 2007, the acquisition date. Amounts during the nine months ended March 31, 2009 included nine months of aQuantive results whereas amounts during the nine months ended March 31, 2008 included aQuantive results only from the acquisition date through the end of the period.

Three months ended March 31, 2009 compared with three months ended March 31, 2008

OSB revenue decreased as a result of decreased online advertising, access, and other OSB revenue and included an unfavorable impact from foreign currency exchange rates of $16 million or two percentage points. Online advertising revenue decreased $98 million or 16%, to $521 million, primarily reflecting a decrease in display advertising. Access revenue decreased $17 million or 28%, to $43 million, reflecting continued migration of subscribers to broadband or other competitively-priced service providers.

OSB operating loss increased due to increased cost of revenue and decreased revenue. Cost of revenue increased $223 million or 48%, primarily driven by increased traffic acquisition costs and data center and equipment costs.

Nine months ended March 31, 2009 compared with nine months ended March 31, 2008

OSB revenue decreased primarily as a result of decreased access revenue, partially offset by increased online advertising revenue. Access revenue decreased $56 million or 28%, to $141 million, reflecting continued migration of subscribers to broadband or other competitively-priced service providers. Online advertising revenue increased $13 million or 1%, to $1.7 billion.

OSB operating loss increased due to increased cost of revenue and research and development expenses. Cost of revenue increased $543 million or 41%, primarily driven by increased traffic acquisition costs, data center and equipment costs, people costs, and agency expenses. Research and development expenses increased $146 million or 17%, primarily due to increased headcount-related expenses.

Microsoft Business Division

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
(In millions, except percentages)	2009	2008		2009	2008
Revenue	$4,505	$4,731	(5)%	$14,330	$13,663	5%
Operating income	$2,877	$3,127	(8)%	$9,325	$9,010	3%

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

Three months ended March 31, 2009 compared with three months ended March 31, 2008

MBD revenue declined reflecting decreased consumer revenue, partially offset by increased business revenue, and included a favorable impact from foreign currency exchange rates of $73 million or two percentage points. Consumer revenue decreased $299 million or 30%, primarily as a result of PC market weakness, a shift to lower-priced products, and pricing promotions on the 2007 Microsoft Office system. Business revenue increased $73 million or 2%, primarily reflecting growth in volume licensing agreement revenue and included an 8% decrease in Microsoft Dynamics customer billings. The growth in volume licensing agreement revenue primarily reflects recognition of deferred revenue from previously signed agreements.

MBD operating income decreased reflecting decreased revenue and increased cost of revenue, partially offset by decreased sales and marketing expenses. Cost of revenue increased $38 million or 16%, primarily driven by expenses associated with Fast Search & Transfer ASA (“FAST”) which we acquired in April 2008. Sales and marketing expenses decreased $61 million or 6%, primarily driven by a decrease in corporate marketing activities and headcount-related costs associated with our corporate sales force.

Nine months ended March 31, 2009 compared with nine months ended March 31, 2008

MBD revenue increased reflecting increased business revenue, partially offset by a decrease in consumer revenue, and included a favorable impact from foreign currency exchange rates of $453 million or three percentage points. Business revenue increased $894 million or 8%, primarily reflecting growth in volume licensing agreement revenue and included a 4% decrease in Microsoft Dynamics customer billings. The growth in volume licensing agreement revenue primarily reflects the recognition of deferred revenue from previously signed agreements. Consumer revenue decreased $227 million or 8%, primarily as a result of decreased licensing of the 2007 Microsoft Office system through our OEM channel.

MBD operating income increased reflecting increased revenue, partially offset by increased cost of revenue and research and development expenses. Cost of revenue increased $147 million or 21%, primarily driven by FAST. Research and development expenses increased $140 million or 13%, primarily driven by an increase in headcount-related expenses associated with FAST.

Entertainment and Devices Division

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
(In millions, except percentages)	2009	2008		2009	2008
Revenue	$1,567	$1,592	(2)%	$6,564	$6,616	(1)%
Operating income (loss)	$(31)	$106	*	$299	$668	(55)%

*	Not meaningful

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

Three months ended March 31, 2009 compared with three months ended March 31, 2008

EDD revenue decreased primarily due to decreased sales of application software for Apple’s Macintosh computers, partially offset by increased Xbox 360 platform and PC game revenue. The decrease in revenue included an unfavorable impact from foreign currency exchange rates of $38 million or two percentage points. Sales of application software for Apple’s Macintosh computers declined 63%, reflecting the launch of Mac Office 2008 in the prior year as well as a decline in sales of Apple computers. Xbox 360 platform and PC game revenue increased 16%, primarily as a result of an increase in Xbox 360 platform sales, partially offset by decreased revenue per Xbox 360 console due to price reductions during the past 12 months. We shipped 1.7 million Xbox 360 consoles during the third quarter of fiscal year 2009, compared with 1.3 million Xbox 360 consoles during the third quarter of fiscal year 2008.

EDD operating income decreased primarily due to increased research and development expenses and cost of revenue. Research and development expenses increased $66 million or 18%, primarily reflecting increased headcount-related expenses associated with the Windows Mobile device platform. Cost of revenue increased $52 million or 6%, primarily driven by increased costs associated with the Xbox 360 platform, reflecting the increase in console and video game sales.

Nine months ended March 31, 2009 compared with nine months ended March 31, 2008

EDD revenue decreased primarily due to decreased Xbox 360 platform and PC game revenue and included an unfavorable impact from foreign currency exchange rates of $47 million or one percentage point. Xbox 360 platform and PC game revenue decreased $51 million or 1%, primarily as a result of decreased revenue per Xbox 360 console as a result of price reductions during the past 12 months. We shipped 10 million Xbox 360 consoles during the first nine months of fiscal year 2009 compared with 7.5 million Xbox 360 consoles during the first nine months of fiscal year 2008.

EDD operating income decreased primarily due to increased research and development expenses, partially offset by decreased cost of revenue. Research and development expenses increased $317 million or 30%, primarily reflecting increased headcount-related expenses associated with the Windows Mobile device platform, driven by recent acquisitions. Cost of revenue decreased $60 million or 2%, primarily driven by decreased Xbox 360 platform costs.

Corporate-Level Activity

	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
(In millions, except percentages)	2009	2008		2009	2008
Corporate-level activity	$(1,691)	$(2,912)	42%	$(4,394)	$(5,374)	18%

Certain corporate-level activity is not allocated to our segments. Those results include expenses such as broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, legal settlements and contingencies, and employee severance. Corporate-level expenses decreased during the three and nine months ended March 31, 2009, primarily due to decreased legal costs, partially offset by employee severance charges of $290 million and increased headcount-related expenses. We incurred $57 million of legal charges during the three months and $90 million during the nine months ended March 31, 2009, as compared with $1.5 billion of legal charges during the three months and $1.8 billion during the nine months ended March 31, 2008. The fiscal year 2008 legal costs were primarily related to the European Commission fine of $1.4 billion (€899 million).

OPERATING EXPENSES

Cost of Revenue

	Three Months Ended March 31,		Percentage Change		Nine Months Ended March 31,		Percentage Change
(In millions, except percentages)	2009	2008			2009	2008
Cost of revenue	$2,814	$2,514	12%		$9,569	$8,732	10%
As a percent of revenue	21%	17%	4	ppt	21%	20%	1	ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to drive traffic to our website and/or acquire online advertising space (“traffic acquisition costs”), costs incurred to support and maintain Internet-based products and services, warranty costs, inventory valuation adjustments, costs associated with the delivery of consulting services, and the amortization of capitalized research and development costs associated with software products that have reached technological feasibility. Cost of revenue increased during the three months ended March 31, 2009, primarily reflecting increased online costs, including traffic acquisition costs and data center and equipment costs. Cost of revenue increased during the nine months ended March 31, 2009, reflecting increased online costs, including traffic acquisition, data center and equipment, and people costs, and increased costs associated with the growth in our consulting services, partially offset by decreased Xbox 360 platform costs.

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change		Nine Months Ended March 31,		Percentage Change
	2009	2008			2009	2008
Research and development	$2,212	$2,035	9%		$6,785	$5,757	18%
As a percent of revenue	16%	14%	2	ppt	15%	13%	2	ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. The increase in research and development expenses during the three and nine months ended March 31, 2009, was primarily driven by increased headcount-related expenses of 12% and 20%, respectively.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change		Nine Months Ended March 31,		Percentage Change
	2009	2008			2009	2008
Sales and marketing	$2,981	$3,274	(9)%		$9,687	$9,377	3%
As a percent of revenue	22%	23%	(1	) ppt	21%	21%	–	ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses decreased during the three months ended March 31, 2009, primarily as a result of decreased corporate marketing and advertising campaigns and decreased professional consulting fees. Sales and marketing expenses increased during the nine months ended March 31, 2009, primarily as a result of increased headcount-related expenses. Headcount-related expenses decreased 3% during the three months and increased 6% during the nine ended March 31, 2009.

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. For the three and nine months ended March 31, 2009, $26 million and $555 million of losses, respectively, were reported as other income (expense). For the three and nine months ended March 31, 2008, $119 million and $216 million of gains, respectively, were previously recorded as a component of sales and marketing expense and have been recast as other income (expense).

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change		Nine Months Ended March 31,		Percentage Change
	2009	2008			2009	2008
General and administrative	$913	$2,341	(61)%		$2,631	$4,125	(36)%
As a percent of revenue	7%	16%	(9	) ppt	6%	9%	(3	) ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative headcount, and legal and other administrative fees. General and administrative expenses decreased during the three months ended March 31, 2009, primarily reflecting decreased costs for legal settlements and legal contingencies. General and administrative expenses decreased during the nine months ended March 31, 2009, primarily reflecting decreased costs for legal settlements and legal contingencies, partially offset by increased headcount-related expenses. We incurred $57 million of legal charges during the three months and $90 million during the nine months ended March 31, 2009, as compared with $1.5 billion of legal charges during the three months and $1.8 billion during the nine months ended March 31, 2008. The fiscal year 2008 legal costs were primarily related to the European Commission fine of $1.4 billion (€899 million). Headcount-related expenses increased 2% during the three months and 11% during the nine months ended March 31, 2009.

Employee Severance

In January 2009, we announced and implemented a resource management program to reduce discretionary operating expenses, employee headcount, and capital expenditures. As part of this program, we will eliminate up to 5,000 positions in research and development, marketing, sales, finance, legal, human resources, and information technology by June 30, 2010. During the three months ended March 31, 2009, we recorded employee severance charges of $290 million for the expected reduction in headcount. We reduced employee headcount by approximately 1,100 employees during the quarter.

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change
	2009	2008		2009	2008
Dividends and interest	$164	$226	(27)%	$546	$671	(19)%
Net recognized gains (losses) on investments	(452)	(13)	*	(53)	225	*
Net gains (losses) on derivatives	(55)	191	*	(629)	275	*
Net gains (losses) on foreign currency remeasurements	(26)	122	*	(555)	225	*
Other	(19)	(6)	217%	(6)	(142)	(96)%

Total	$(388)	$520	*	$(697)	$1,254	*

*	Not meaningful

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. For the three and nine months ended March 31, 2009, $26 million and $555 million of losses, respectively, were reported as other income (expense). For the three and nine months ended March 31, 2008, $119 million and $216 million of gains, respectively, were previously recorded as a component of sales and marketing expense and have been recast as other income (expense).

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

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; to enhance investment returns; and to facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedges are recognized in other income (expense). These are generally offset by unrealized gains and losses in the underlying securities in the investment portfolio and are recorded as a component of other comprehensive income.

Three months ended March 31, 2009 compared with three months ended March 31, 2008

Dividends and interest income decreased primarily reflecting lower interest rates on our fixed-income investments. Net recognized losses on investments increased due to higher other-than-temporary impairments and losses on investment sales. Other-than-temporary impairments were $420 million during the three months ended March 31, 2009, as compared with $179 million during the three months ended March 31, 2008 and increased primarily due to declines in equity values as a result of continuing deterioration in equity markets. Net losses on derivatives increased primarily due to losses on equity and commodity derivatives in the current period as compared with gains in the prior period. Net losses on foreign currency remeasurements increased due to current period volatility in foreign currency exchange rates.

Nine months ended March 31, 2009 compared with Nine months ended March 31, 2008

Dividends and interest income decreased primarily reflecting lower interest rates on our fixed-income investments. Net recognized losses on investments increased primarily due to higher other-than-temporary impairments that were partially offset by sales of certain equity investments held in our strategic investments portfolio. Other-than-temporary impairments were $754 million during the nine months ended March 31, 2009, as compared with $248 million during the nine months ended March 31, 2008 and increased primarily due to declines in equity values as a result of continuing deterioration in equity markets. Net losses on derivatives increased primarily due to losses on equity, commodity, and interest rate derivatives in the current period as compared with gains in the prior period. Net losses on foreign currency remeasurements increased due to current period volatility in foreign currency exchange rates. Other expense of $142 million for the nine months ended March 31, 2008 included the correction of several immaterial items from prior periods.

Income Taxes

Our effective tax rate was 27% for the three and nine months ended March 31, 2009. Our effective tax rates were 9% for the three months and 25% for the nine months ended March 31, 2008. The fiscal year 2008 rates were lower primarily due to the resolution of tax positions relating to our agreement with the Internal Revenue Service (“IRS”) settling the 2000-2003 examination. As a result of this settlement, we paid the IRS approximately $3.1 billion during the first quarter of fiscal year 2009.

FINANCIAL CONDITION

Cash, cash equivalents, and short-term investments totaled $25.3 billion as of March 31, 2009, compared with $23.7 billion as of June 30, 2008. Equity and other investments were $4.1 billion as of March 31, 2009, compared with $6.6 billion as of June 30, 2008. Our investments consist primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar-denominated securities, but also includes foreign-denominated securities in order to diversify risk. We invest primarily in short-term securities to facilitate rapid deployment for immediate cash needs. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $25.0 billion at March 31, 2009. Our retained deficit is not expected to affect our future ability to operate, pay dividends, or repay our short-term debt given our continuing profitability and strong cash and financial position.

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 investments, such as exchange-traded mutual funds, domestic and international equities, U.S. treasuries, and agency securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments such as corporate notes and bonds, foreign government bonds, mortgage-backed securities, and certain agency securities. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured using unobservable inputs are an immaterial portion of our portfolio.

A majority of our investments are priced by pricing vendors and are generally Level 1 or Level 2 investments as these vendors either provide a quoted market price in an active market or use observable inputs for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by our pricing vendors, or when a broker price is more reflective of fair values in the market in which the investment trades. Our broker-priced investments are generally labeled as Level 2 investments because the broker prices these investments based on similar assets without applying significant adjustments. In addition, all of our broker-priced investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments. Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. Such controls include model validation, review of key model inputs, analysis of period-over-period fluctuations, and independent recalculation of prices where appropriate.

While we own certain mortgage- and asset-backed fixed-income securities, our portfolio as of March 31, 2009 does not contain significant exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of the mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

Debt

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Pursuant to the authorization, we established a commercial paper program providing for the issuance and sale of up to $2.0 billion in short-term commercial paper. As of March 31, 2009, $2.0 billion of the commercial paper was issued and outstanding with a weighted average interest rate, including issuance costs, of 0.24% and maturities of 31 to 181 days.

In September 2008, we also entered into a $2.0 billion six-month senior unsecured credit facility, principally to support the commercial paper program. In November 2008, we replaced the six-month credit facility with a $2.0 billion 364-day credit facility. This credit facility expires on November 6, 2009. In March 2009, we entered into an additional credit facility. This $1.0 billion 364-day credit facility expires on March 12, 2010. As of March 31, 2009, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against the credit facilities during the nine months ended March 31, 2009.

In November 2008, we filed a shelf registration statement with the U.S. Securities and Exchange Commission that allows us to issue debt securities from time to time pursuant to the September 2008 authorization for debt financings of up to $6.0 billion. As of March 31, 2009, no debt securities had been issued under that registration statement.

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

The following table outlines the expected recognition of unearned revenue as of March 31, 2009:

(In millions)	Recognition of Unearned Revenue
Three months ended:
June 30, 2009	$4,867
September 30, 2009	3,041
December 31, 2009	2,118
March 31, 2010	898
Thereafter	1,388

Total	$12,312

See Note 12 – Unearned Revenue (Part I, Item 1).

Cash Flows

Cash flow from operations decreased $2.3 billion from the first nine months of fiscal year 2008 to $15.2 billion due to payment of approximately $3.1 billion to the IRS during the first quarter of fiscal year 2009 as a result of our settlement of the 2000-2003 audit examination.

Cash used for financing was $10.2 billion in the first nine months of fiscal year 2009, an increase of $2.3 billion from the corresponding period in fiscal year 2008. The increase reflected $9.3 billion of common stock repurchases in the first nine months of fiscal year 2009, compared with $8.2 billion in the first nine months of fiscal year 2008 and a $2.8 billion decrease in proceeds from issuance of common stock. These impacts were partially offset by a $2.0 billion increase in cash proceeds from our commercial paper program established in the first quarter of fiscal year 2009.

Cash used for investing was $7.9 billion in the first nine months of fiscal year 2009, an increase of $3.8 billion from the first nine months of fiscal year 2008. The increase reflected a $5.7 billion rise in purchases of investments along with a combined $3.4 billion decrease in cash provided by sales of investments and securities lending. These impacts were partially offset by a $5.1 billion decrease in cash paid for acquisitions of companies, attributable to the purchase of aQuantive in fiscal year 2008.

While we have short-term debt as described above, we currently have no long-term debt (see Financial Condition above). Stockholders’ equity at March 31, 2009 was $36.9 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities, data centers, and computer systems for research and development, sales and marketing, support, and administrative staff. We have operating leases for most U.S. and international sales and support offices and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 to buy back up to $40.0 billion of Microsoft common stock. On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013. We did not repurchase any shares during the three months and repurchased 318 million shares for $8.2 billion during the nine months ended March 31, 2009; 101 million shares were repurchased for $2.7 billion under the repurchase program approved by our Board of Directors during the first quarter of fiscal year 2007 and 217 million shares were repurchased for $5.5 billion under the repurchase program approved by our Board of Directors during the first quarter of fiscal year 2009. While we did not repurchase any shares during the three months ended March 31, 2009, $18 million of shares were withheld to satisfy minimum statutory tax withholding obligations on employee stock awards which vested during the quarter. These share withholdings are included as common stock repurchases in the cash flows and stockholders’ equity statements in Part I, Item I. As of March 31, 2009, approximately $34.5 billion remained of the $40.0 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice.

Our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
			(in millions)
(Fiscal year 2009)
September 19, 2008	$0.13	November 20, 2008	$1,157	December 11, 2008
December 10, 2008	$0.13	February 19, 2009	$1,155	March 12, 2009
March 9, 2009	$0.13	May 21, 2009	$1,157	June 18, 2009

(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,034	December 13, 2007
December 19, 2007	$0.11	February 21, 2008	$1,023	March 13, 2008
March 17, 2008	$0.11	May 15, 2008	$1,020	June 12, 2008

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

RECENT ACCOUNTING PRONOUNCEMENTS

Recently Adopted Accounting Pronouncements

On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires additional disclosures about the Company’s objectives in using derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and tabular disclosures of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. See Note 5 – Derivatives.

On July 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 4 – Financial Instruments.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, became effective for us on July 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained earnings. As of March 31, 2009, we had not elected the fair value option for any eligible financial asset or liability.

Recent Accounting Pronouncements Not Yet Adopted

In April 2009, the Financial Accounting Standards Board (“FASB”) issued three Staff Positions (“FSPs”) that are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. All of these FSPs are effective for us beginning April 1, 2009. We are assessing the potential impact that the adoption of FSP FAS 157-4 and FSP FAS 115-2 and FAS 124-2 may have on our financial statements. FSP FAS 107-1 and APB 28-1 will result in increased disclosures in our interim periods.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009 for us, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

In December 2007, the FASB issued SFAS No. 141(R), Business Combinations, which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1 which amends SFAS No. 141(R) by establishing a model to account for certain preacquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss – an interpretation of FASB Statement No. 5. SFAS No. 141(R) and FSP FAS 141(R)-1 are effective for us beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS No. 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

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

SFAS No. 142, Goodwill and Other Intangible Assets, requires that goodwill be tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

We are exposed to foreign currency, interest rate, fixed-income, equity, and commodity price risks. A portion of these risks is hedged, but fluctuations could impact our results of operations, financial position, and cash flows. We hedge a portion of anticipated revenue and accounts receivable exposure to foreign currency fluctuations using a combination of option and synthetic forward contracts. We monitor our foreign currency exposures daily to maximize the overall effectiveness of our foreign currency hedge positions. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. Fixed-income securities and interest rate derivatives are subject primarily to interest rate risk. The portfolio is diversified and structured to minimize credit risk. We use credit default swap contracts that are not hedged to manage exposures to individual credits, baskets of exposures, or credit sectors as a whole. Securities held in our equity and other investments portfolio and equity derivatives are subject to price risk, and generally are not hedged. However, we use put-call collars to hedge our price risk on certain equity securities that are held primarily for strategic purposes. Commodity derivatives held for the purpose of portfolio diversification are subject to commodity price risk. We use swap contracts that are not hedged to generate and manage exposures to broad-based commodity indices.

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

The following table sets forth the one-day VaR for substantially all of our positions as of and for the three months ended March 31, 2009, and as of June 30, 2008:

Risk Categories (In millions)	March 31, 2009	June 30, 2008	Three months ended March 31, 2009
			Average	High	Low
Interest rates	$21	$34	$24	$30	$19
Currency rates	44	100	35	61	20
Equity prices	127	45	116	127	105
Commodity prices	11	7	12	15	7

Total one-day VaR for the combined risk categories was $136 million at March 31, 2009 and $123 million at June 30, 2008. The total VaR is 33% less at March 31, 2009, and 34% less at June 30, 2008, than the sum of the separate risk categories in the above table due to the diversification benefit of the overall portfolio.

Item 4. Controls and Procedures

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Part II. Other Information

Item 1. Legal Proceedings

We are subject to a Consent Decree and Final Judgment (“Final Judgments”) that resolved lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions. The Final Judgments imposed various constraints on our Windows operating system businesses. Originally, the Final Judgments were scheduled to expire in November 2007. In 2006, we voluntarily agreed to extend certain elements of the Final Judgments to November 2009. The U.S. Department of Justice and other states advised the Court that they would not seek any extension of the Final Judgments to which they are party. In January 2008, the court issued a decision granting the states’ motion to extend these additional provisions of the Final Judgments until November 2009. On April 16, 2009, we agreed with the Department of Justice and the states, respectively, to extend the Final Judgments to May 2011, and submitted to the U.S. District Court for the District of Columbia joint motions for this extension. Following a status conference before the Court on April 22, 2009, the Court entered an order approving the extension.

See Note 13 – Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding this and other legal proceedings in which we are involved.

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

An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A competing vertically-integrated model, in which a single firm controls both the software and hardware elements of a product, has been successful with certain consumer products such as personal computers, mobile phones, and digital music players. We also offer vertically-integrated hardware and software products; however, efforts to compete with the vertically integrated model may increase our cost of sales and reduce our operating margins.

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

•

We may have to choose between withdrawing products from certain geographies to avoid fines or designing and developing alternative versions of those products to comply with government rulings, which may entail a delay in a product release and removing functionality that customers want or on which developers rely.

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

Adverse economic conditions may harm our business. Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions, may result in lower information technology spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our revenue will be adversely affected. Our product distribution system also relies on an extensive partner network. The impact of economic conditions on our partners, such as the bankruptcy of a major distributor, could result in sales channel disruption. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that have affected global financial markets. If the global credit market continues to deteriorate, our investment portfolio may be further impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring further impairment charges that could adversely impact our financial results.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total number of shares purchased	(b) Average price paid per share	(c) Total number of shares purchased as part of publicly announced plans or programs	(d) Maximum number of shares (or approximate dollar value of shares) that may yet be purchased under the plans or programs (in millions)
January 1, 2009 – January 31, 2009	–	$–	–	$34,514
February 1, 2009 – February 28, 2009	–	$–	–	$34,514
March 1, 2009 – March 31, 2009	–	$–	–	$34,514

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 to buy back up to $40.0 billion of Microsoft common stock. On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration of September 30, 2013. As of March 31, 2009, approximately $34.5 billion remained of the $40.0 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice. During the third quarter of fiscal year 2009, we did not repurchase any shares.

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

Date: April 23, 2009	Microsoft Corporation

	By:	/s/ FRANK H. BROD
Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer (Duly Authorized Officer)