Form 10-K
period 2009-06-30
MICROSOFT CORP
filed 2009-07-30
CIK 789019

United States Securities and Exchange Commission

Washington, D.C. 20549

FORM 10-K

☒ ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE FISCAL YEAR ENDED JUNE 30, 2009

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE TRANSITION PERIOD FROM              TO

COMMISSION FILE NUMBER 0-14278

MICROSOFT CORPORATION

WASHINGTON	91-1144442
(STATE OF INCORPORATION)	(I.R.S. ID)

ONE MICROSOFT WAY, REDMOND, WASHINGTON 98052-6399

(425) 882-8080

www.microsoft.com/msft

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted to Rule 405 of Regulation S-T (§229.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐	Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of December 31, 2008, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $149,769,380,603 based on the closing sale price as reported on the NASDAQ National Market System. As of July 27, 2009, there were 8,910,673,817 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 19, 2009 are incorporated by reference into Part III.

Microsoft Corporation

FORM 10-K

For The Fiscal Year Ended June 30, 2009

PAGE	2

 Part I

Item 1

Note About Forward-Looking Statements

Certain statements in this report, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business”, “Management’s Discussion and Analysis”, and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section entitled “Risk Factors” (refer to Part I, Item 1A). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products and services for many different types of computing devices. Our software products and services include operating systems for servers, personal computers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; high-performance computing applications; software development tools; and video games. We provide consulting and product and solution support services, and we train and certify computer system integrators and developers. We also design and sell hardware including the Xbox 360 video game console, the Zune digital music and entertainment device, and peripherals. Online offerings and information are delivered through Bing, Windows Live, Office Live, our MSN portals and channels, and the Microsoft Online Services platform which includes offerings for businesses such as Microsoft Dynamics CRM Online, Exchange Hosted Services, Exchange Online, and SharePoint Online. We enable the delivery of online advertising across our broad range of digital media properties and on Bing through our proprietary adCenter platform.

We also conduct research and develop advanced technologies for future software products and services. We believe that delivering breakthrough innovation and high-value solutions through our integrated software platform is the key to meeting our customers’ needs and to our future growth. We believe that we will continue to lay the foundation for long-term growth by delivering new products and services, creating new opportunities for partners, improving customer satisfaction, and improving our internal processes. Our focus is to build on this foundation through ongoing innovation in our integrated software platforms; by delivering compelling value propositions to customers; by responding effectively to customer and partner needs; and by continuing to emphasize the importance of product excellence, business efficacy, and accountability.

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

Client

Client has overall responsibility for technical architecture, engineering, and delivery of our Windows product family and is responsible for our relationships with personal computer manufacturers, including multinational and regional original equipment manufacturers (“OEMs”). Client revenue growth is directly impacted by growth of PC purchases from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue. The differences between unit growth rates and revenue growth rates from year to year are affected primarily by changes in the mix of OEM Windows premium edition operating systems licensed as a percentage of total OEM Windows operating systems licensed (“OEM premium mix”). Additional differences in growth rates result from the impact from lower cost netbook PCs, which are sold with a lower cost version of Windows, changes in geographic mix, and changes in the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders.

The majority of revenue in fiscal year 2009 came from sales of Windows Vista, which was released in fiscal year 2007. Windows XP operating systems reached end-of-life for most editions and sales channels (Windows XP Home Edition will continue to be available on netbooks and other Windows XP editions will continue to be available in China). Windows 7, the latest version of Windows, was released to manufacturing in July 2009 and is expected to be generally available on October 22, 2009.

Client offerings consist of premium and standard edition Windows operating systems. Premium editions are those that include additional functionality and are sold at a price above our standard editions.

Products:    Windows Vista, including Home Basic, Home Premium, Ultimate, Business, Enterprise, and Starter Edition; Windows XP, including Professional, Home, Media Center, and Tablet PC Edition; and other standard Windows operating systems.

Competition

Client faces strong competition from well-established companies with differing approaches to the PC market. Competing commercial software products, including variants of Unix, are supplied by competitors such as Apple, Canonical, and Red Hat. Apple takes an integrated approach to the PC experience and has made inroads in share, particularly in the U.S. and in the consumer segment. The Linux operating system, which is also derived from Unix and is available without payment under a General Public License, has gained some acceptance, especially in emerging markets, as competitive pressures lead OEMs to reduce costs and new, lower-price PC form-factors gain adoption. Partners such as Hewlett-Packard and Intel have been actively working with alternative Linux-based operating systems.

The Windows operating system also faces competition from alternative platforms and new devices that may reduce consumer demand for traditional PCs. Competitors such as Apple, Google, Mozilla, and Opera Software Company offer software that competes with the Internet Explorer Web browsing capabilities of Windows products. User and usage volumes on mobile devices are increasing around the world relative to the PC. OEMs have been working to make the Google Android mobile operating system more compatible with small form-factor PCs or netbooks.

Our operating system products compete effectively by delivering innovative software, giving customers choice and flexibility, a familiar, easy-to-use interface, compatibility with a broad range of hardware and software applications, and the largest support network for any operating system.

Server and Tools

Server and Tools develops and markets software server products, software developer tools, services, and solutions. Windows Server-based products are integrated server infrastructure and middleware software designed to support software applications built on the Windows Server operating system. Windows Server-based products include the server platform including targeted segment solutions, database, storage, management and operations, service-oriented

PAGE	4

 Part I

Item 1

architecture platform, and security and identity software. The segment also builds standalone and software development lifecycle tools for software architects, developers, testers, and project managers. Server products can be run on-site, in a partner-hosted environment, or in a Microsoft-hosted environment.

We offer a broad range of consulting services and provide product support services that assist customers in developing, deploying, and managing Microsoft server and desktop solutions. We also provide training and certification to developers and information technology professionals about our Server and Tools, Microsoft Business Division, and Client platform products.

Approximately 50% of Server and Tools revenue comes from multi-year licensing agreements, approximately 20% is purchased through fully packaged product and transactional volume licensing programs, and approximately 10% comes from licenses sold to OEMs. The remainder of Server and Tools revenue comes from consulting and product and solution support services.

Windows Server 2008 R2, the latest version of the Windows Server operating system was released to manufacturing in July 2009 and is expected to be generally available in September 2009.

Products and Services:    Windows Server operating system; Microsoft SQL Server; Visual Studio; Silverlight; System Center products; Forefront security products; Biz Talk Server; Microsoft Consulting Services; Premier product support services; and other products and services.

Competition

Our server operating system products face intense competition from a wide variety of server operating systems and server applications, offered by companies with a variety of market approaches. Vertically integrated computer manufacturers such as Hewlett-Packard, IBM, and Sun Microsystems offer their own versions of the Unix operating system preinstalled on server hardware. Nearly all computer manufacturers offer server hardware for the Linux operating system and many contribute to Linux operating system development. The competitive position of Linux has also benefited from the large number of compatible applications now produced by many leading commercial and non-commercial software developers. A number of companies supply versions of Linux, including Novell and Red Hat.

We have entered into business and technical collaboration agreements with Novell and other Linux providers to build, market, and support a series of solutions to enhance the interoperability of our products with their virtualization, management, and network security solutions, and to provide each other’s customers with patent coverage for their respective products.

We compete to provide enterprise-wide computing solutions with several companies that offer solutions and middleware technology platforms. IBM, Oracle, and Sun Microsystems lead a group of companies focused on the Java 2 Platform Enterprise Edition (J2EE). Commercial software developers that provide competing server applications for PC-based distributed client/server environments include CA, Inc., IBM, and Oracle. Our Web application platform software competes with open source software such as Apache, Linux, MySQL, and PHP, and we compete against Java middleware such as Geronimo, JBoss, and Spring Framework.

Numerous commercial software vendors offer competing software applications for connectivity (both Internet and intranet), security, hosting, and e-business servers. System Center competes with server management and server virtualization platform providers, such as BMC, CA, Inc., Hewlett-Packard, IBM, and VMWare in the management of information technology infrastructures. Forefront security products compete with McAfee, Symantec, and Trend Micro in protecting both client and server applications. Our products for software developers compete against offerings from Adobe, Borland, IBM, Oracle, Sun Microsystems, other companies, and open-source projects. Open source projects include Eclipse (sponsored by CA, IBM, Oracle, and SAP), PHP, and Ruby on Rails, among others. We believe that our server products provide customers with advantages in innovation, performance, total costs of ownership, and productivity by delivering superior applications, development tools, and compatibility with a broad base of hardware and software applications, security, and manageability.

Online Services Business

The Online Services Business (“OSB”) consists of an online advertising platform with offerings for both publishers and advertisers, online information offerings such as Bing, MSN Portals and channels, and personal communications services such as email and instant messaging around the world. We earn revenue primarily from online advertising, including search, display, and email and messaging services. Revenue is also generated through subscriptions and transactions generated from online paid services, from advertiser and publisher tools, and digital marketing and advertising agency services. We continue to launch updated and new online offerings and expect to continue to do so in the future. During fiscal year 2009, we launched new releases of our proprietary advertising platforms, adCenter

PAGE	5

 Part I

Item 1

and adExpert, and launched a new release of our search engine named Bing. We also updated behavioral targeting tools, launched new releases of MSN properties globally, and added applications and services to our existing Windows Live suite.

Products and Services:    Bing; Microsoft adCenter/adExpert; Microsoft Media Network (MMN); MSN portals, channels, and mobile services; Windows Live suite of applications and mobile services; Atlas online tools for advertisers and publishers; MSN Premium Web Services (consisting of MSN Internet Software Subscription, MSN Hotmail Plus, and MSN Software Services); and Razorfish media agency services.

Competition

OSB competes with AOL, Google, Yahoo!, and a wide array of Web sites and portals that provide content and online offerings of all types to end users. We compete with these organizations to provide advertising opportunities for merchants. The Internet advertising industry has grown significantly over the past several years, and we anticipate that this trend will continue long-term. Competitors are aggressively developing Internet offerings that seek to provide more effective ways of connecting advertisers with audiences through enhanced functionality in information services such as Internet search, improvements in communication services, and improved advertising infrastructure and support services. We believe our search engine, Bing, helps users make faster, more informed decisions by providing more relevant search results, expanded search services, and a broader selection of content. We have also enhanced the user interface to bring a richer search experience, which we believe will differentiate us from our competitors. To support the growth of our advertising business, we also are investing in improving the scale of our advertising platform, seamless integration of content and offerings to the mobile platform, rich and relevant content for wider consumer reach, enhanced communication services, technology, and operations, along with sustained sales efforts. We will continue to introduce new products and services that are aimed at attracting additional users through improvements in the user online experience. We believe that we can compete effectively across the breadth of our Internet services by providing users with software innovation in the form of information and communication services that help them find and use the information and experiences they want online and by providing merchants with effective advertising results through improved systems and sales support.

Microsoft Business Division

Microsoft Business Division (“MBD”) offerings consist of the Microsoft Office system and Microsoft Dynamics business solutions. Microsoft Office system products are designed to increase personal, team, and organization productivity through a range of programs, services, and software solutions. Growth of revenue from the Microsoft Office system offerings, which generate over 90% of MBD revenue, depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other information worker areas such as content management, enterprise search, collaboration, unified communications, and business intelligence. Microsoft Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises.

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

Products:    Microsoft Office; Microsoft Office Project; Microsoft Office Visio; Microsoft Office SharePoint Server; FAST ESP; Microsoft Exchange Server; Microsoft Exchange Hosted Services; Microsoft Office Live Meeting; Microsoft Office Communications Server; Microsoft Office Communicator; Microsoft Tellme Service; Microsoft Dynamics ERP products including AX, NAV, GP, SL, Retail Management System, and Point of Sale; Microsoft Dynamics CRM; and Microsoft Dynamics CRM Online.

PAGE	6

 Part I

Item 1

Competition

Competitors to the Microsoft Office system include many software application vendors such as Adobe, Apple, Corel, Google, IBM, Novell, Oracle, Red Hat, Zoho, and local application developers in Asia and Europe. Apple may distribute certain versions of its application software products with various models of its PCs and through its mobile devices. Corel (WordPerfect Suite) and IBM (Smartsuite) have measurable installed bases with their office productivity products. Corel’s suites, and many local software suites around the world, are aggressively priced for OEMs to preinstall them on low-priced PCs. Google provides Google Apps, a hosted messaging and productivity suite that competes with Microsoft Office, Microsoft Exchange, and Microsoft SharePoint Server, and also provides an enterprise search offering that competes with Microsoft Search Server. IBM competes with Office system products with its Notes and Workplace offerings. The OpenOffice.org project provides a freely downloadable cross-platform application that also has been adapted by various commercial software vendors to sell under their brands, including IBM, Novell, Red Hat, and Sun Microsystems. Web-based offerings such as 37Signals, Adobe, AjaxWrite, gOffice, ShareOffice, Socialtext, ThinkFree, Zoho, or other small projects competing with individual applications, can also provide an alternative to Microsoft Office system products. Our Microsoft Dynamics products compete with well-known vendors such as Intuit and Sage in the market focused on providing solutions for small and mid-sized businesses. The market for large organizations and divisions of global enterprises is intensely competitive with a small number of primary vendors including Oracle and SAP. Additionally, Salesforce.com’s on-demand customer relationship management offerings compete directly with Microsoft Dynamics CRM Online and Microsoft Dynamic CRM’s on-premise offerings.

As we continue to respond to market demand for additional functionality and products, we will compete with additional vendors, most notably in content management and enterprise search, collaboration tools, unified communications, and business intelligence. These competitors include Autonomy, Cisco, Endeca, Google, IBM, Oracle, and SAP. We believe our products compete effectively with all of these vendors based on our strategy of providing flexible, easy to use solutions that work well with technologies our customers already have.

Entertainment and Devices Division

The Entertainment and Devices Division (“EDD”) is responsible for developing, producing, and marketing the Xbox video game system, including consoles and accessories, third-party games, games published under the Microsoft brand, and Xbox Live operations, as well as research, sales, and support of those products. In addition to Xbox, EDD offers the Zune digital music and entertainment device and accessories; PC software games; online games; Mediaroom, our Internet protocol television software; the Microsoft Surface computing platform; and mobile and embedded device platforms. EDD also leads the development efforts of our line of consumer software and hardware products including application software for Macintosh computers and Microsoft PC hardware products, and is responsible for all retail sales and marketing for Microsoft Office and the Windows operating systems.

Products:    Xbox 360 console and games; Xbox Live; Zune; Mediaroom; numerous consumer software and hardware products (such as mice and keyboards); Windows Mobile software and services platform; Windows Embedded device operating system; Windows Automotive; and the Microsoft Surface computing platform.

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

Our Xbox hardware business competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. The lifecycle for video game consoles averages five to 10 years. We released Xbox 360, our second generation console, in November 2005. Nintendo and Sony released new versions of their game consoles in late 2006. We believe the success of video game consoles is determined by the availability of games for the console, providing exclusive game content that gamers seek, the computational power and reliability of the console, and the ability to create new experiences via online services, downloadable content, and peripherals. We

PAGE	7

 Part I

Item 1

think the Xbox 360 is positioned well against competitive console products based on significant innovation in hardware architecture, new developer tools, online gaming services, and continued strong exclusive content from our own game franchises.

In addition to competing against software published for non-Xbox platforms, our games business also competes with numerous companies that we have licensed to develop and publish software for the Xbox consoles. Zune competes with Apple and other manufacturers of digital music and entertainment devices. Our PC hardware products face aggressive competition from computer and other hardware manufacturers, many of which are also current or potential partners. Mediaroom faces competition primarily from a variety of competitors that provide elements of an Internet protocol television delivery platform, but that do not provide end-to-end solutions for the network operator. Windows Mobile software and services faces substantial competition from Apple, Google, Nokia, Openwave Systems, Palm, QUALCOMM, Research In Motion, and Symbian. The embedded operating system business is highly fragmented with many competitive offerings. Key competitors include IBM, Intel, and versions of embeddable Linux from commercial Linux vendors such as Metrowerks and MontaVista Software.

OPERATIONS

To serve the needs of customers around the world and to improve the quality and usability of products in international markets, we localize many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes, and translating text.

Our operational centers support all operations in their regions, including customer contract and order processing, credit and collections, information processing, and vendor management and logistics. The regional center in Ireland supports the European, Middle Eastern, and African region; the center in Singapore supports the Japan, Greater China and Asia-Pacific region; and the centers in Fargo, North Dakota, Fort Lauderdale, Florida, Puerto Rico, Redmond, Washington, and Reno, Nevada support Latin America and North America. In addition to the operational centers, we also operate data centers throughout the United States and in Europe.

We contract most of our manufacturing activities for Xbox 360 and related games, Zune, various retail software packaged products, and Microsoft hardware to third parties. Our products may include some components that are available from only one or limited sources. Our Xbox 360 console includes certain key components that are supplied by a single source. The central processing unit is purchased from IBM and the graphics chips and embedded dynamic random access memory chips for the graphics processing unit are purchased from Taiwan Semiconductor Manufacturing Company. Although we have chosen to initially source these key Xbox 360 components from a single supplier, we are under no obligation to exclusively source components from these vendors in the future. Beyond the exceptions noted, we generally have the ability to use other custom manufacturers if the current vendor becomes unavailable. We generally have multiple sources for raw materials, supplies, and components, and are often able to acquire component parts and materials on a volume discount basis.

RESEARCH AND DEVELOPMENT

During fiscal years 2009, 2008, and 2007, research and development expense was $9.0 billion, $8.2 billion, and $7.1 billion, respectively. These amounts represented 15%, 14%, and 14%, respectively, of revenue in each of those years. We plan to continue to make significant investments in a broad range of research and product development efforts.

While most of our software products are developed internally, we also purchase technology, license intellectual property rights, and oversee third-party development and localization of certain products. We believe we are not materially dependent upon licenses and other agreements with third parties relating to the development of our products. Internal development allows us to maintain closer technical control over our products. It also gives us the freedom to decide which modifications and enhancements are most important and when they should be implemented. Generally, we also create product documentation internally. We strive to obtain information as early as possible about changing usage patterns and hardware advances that may affect software design. Before releasing new software platforms, we provide application vendors with a range of resources and guidelines for development, training, and testing.

PAGE	8

 Part I

Item 1

Investing in Business and Product Development

Innovation is the foundation for Microsoft’s success. Our model for growth is based on our ability to initiate and embrace disruptive technology trends, to enter new markets, both in terms of geographies and product areas, and to drive broad adoption of the products and services we develop and market. We maintain our long-term commitment to research and development across a wide spectrum of technologies, tools, and platforms spanning communication and collaboration; information access and organization; entertainment; business and e-commerce; advertising; and devices.

Increasingly, we are taking a global approach to innovation. While our main research and development facilities are located in the United States, in Redmond, Washington, we also operate research facilities in other parts of the United States and around the world, including Canada, China, Denmark, England, India, Ireland, and Israel. This global approach will help us remain competitive in local markets and enables us to continue to attract top talent from across the world.

We invest in innovation by focusing on the emerging technology trends and breakthroughs that we believe offer the greatest opportunity to deliver value to our customers and growth for the company. Microsoft Research is one of the world’s largest computer science research organizations, and works in close collaboration with top universities around the world to advance the state-of-the-art in computer science, providing us a unique perspective on future technology trends.

Based on our assessment of key technology trends and our broad focus on long-term research and development of new products and services, areas where we see significant opportunities to drive future growth include:

Cloud computing and software plus services

The ability to combine the power of desktop and server software with the reach of the Internet is creating important opportunities for growth in almost every one of our businesses. Accordingly, we are focused on innovation and broadening our platform to develop a cloud computing ecosystem that positions us for success in areas including virtualization, management, and security identity. We are also focused on delivering end-to-end experiences that connect users to information, communications, entertainment, and people in new ways across their lives at home, at work, and the broadest possible range of mobile scenarios through investments in datacenters; new versions of Windows and Office that are designed to support a wide range of connected scenarios; solutions for businesses that can be deployed by a customer, by a service provider like Microsoft, or by a Microsoft partner; tools for developers and Web designers; and consumer products including Xbox 360 and Zune.

Natural user interfaces

The next few years will also see dramatic changes in the way people interact with technology as touch, gestures, handwriting, and speech recognition become a normal part of how we control devices. This will make technology more accessible and simpler to use and will create opportunities to reach new markets and deliver new kinds of computing experiences. Our long-term investments in natural user interfaces can be seen in products like Windows 7, the Microsoft Auto software platform, and Microsoft Surface.

New scenario innovation

Continuing improvement in the power of computers and devices and the speed and ubiquity of networks is creating opportunities to deliver innovation that will transform a number of key industries and address significant global issues including healthcare, environmental sustainability, and education. In healthcare, for example, computing will connect personal health information to medical research and help make healthcare more preventive, personalized, and cost-effective. Today, Microsoft products such as HealthVault and Amalga help individuals manage their personal health and enable healthcare professionals to integrate research and health information so they can deliver more effective care. We also believe that we are entering a period where personal computers will play an increasingly important role in virtually every field of scientific research and discovery.

PAGE	9

 Part I

Item 1

Intelligent computing

As computing power increases, our ability to build software that has the intelligence to understand a user’s preferences based on the tools and information they have accessed in the past and anticipate their future needs is rapidly improving. This development will enable us to deliver a new generation of software solutions that make people more productive by enabling them to focus more on what they want to accomplish and less on the steps needed to use technology.

DISTRIBUTION, SALES, AND MARKETING

We distribute our products primarily through the following channels: OEM; distributors and resellers; and online.

OEM

We license our software to OEMs for distribution as pre-installed software on new PCs. The most significant part of the OEM business for us is licensing of the Windows operating system. We also license certain server operating systems, desktop applications such as our Office productivity suite, and consumer software products and we market hardware devices, and software as services including our Windows Live Essentials suite to OEMs. We have OEM agreements covering one or more of our products with virtually all of the major PC OEMs, including Acer, ASUSTek, Dell, Fujitsu, Hewlett-Packard, Lenovo, NEC, Samsung, Sony, and Toshiba. A substantial amount of OEM business is also conducted with system builders, which are low-volume, customized PC vendors operating in local markets.

Distributors and Resellers

We license software to organizations under arrangements that allow the end-user customer to acquire multiple licenses of products. Organizations license our products primarily through large account resellers (“LARs”) and value-added resellers (“VARs”). Many organizations that license products through enterprise agreements transact directly with us, with sales support from our Enterprise Software Advisor channel partners. These Enterprise Software Advisors typically are also authorized as LARs and operate as resellers for our other licensing programs. Although each type of reselling partner reaches organizations of all sizes, LARs are primarily engaged with large organizations and VARs typically reach the small- and medium-sized organizations. Some of our distributors include Ingram Micro and Tech Data, and some of our largest resellers include CDW, Dell, Software House International, and Insight Enterprises. Our Microsoft Dynamics software offerings are licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services. We distribute our finished goods products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Individual consumers obtain our products primarily through retail outlets, including Best Buy, Target, and Wal-Mart. We have a network of field sales representatives and field support personnel that solicits orders from distributors and resellers and provides product training and sales support.

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

Open licensing

Designed primarily for small-to-medium organizations (5 to over 250 licenses), these programs allow customers to acquire perpetual or subscription licenses and, at the customer’s election, rights to future versions of software products over a specified time period (two or three years depending on the Open program used). The offering that conveys rights to future versions of certain software products over the contract period is called software assurance. Software assurance also provides support, tools, and training to help customers deploy and use software efficiently. Under the Open program, customers can acquire licenses only, or licenses with software assurance. They can also renew software assurance upon the expiration of existing volume licensing agreements.

PAGE	10

 Part I

Item 1

Select licensing

Designed primarily for medium-to-large organizations (greater than 250 licenses), this program allows customers to acquire perpetual licenses and, at the customer’s election, software assurance over a specified time period (generally three years or less to align to the end of the agreement term). Similar to the Open program, the Select program allows customers to acquire licenses only, acquire licenses with software assurance, or renew software assurance upon the expiration of existing volume licensing agreements.

Enterprise agreement licensing

Enterprise agreements are targeted at medium and large organizations (greater than 250 licenses) that want to acquire licenses to software products, along with software assurance, for all or substantial parts of their enterprise. Enterprises can elect to either acquire perpetual licenses or, under the Enterprise Subscription program, can acquire non-perpetual, subscription agreements for a specified time period (generally three years).

Online

We have an expanding portfolio of products, services, and solutions that we distribute online. We provide online content and services through Bing, Windows Live, Office Live, our MSN portals and channels, and the Microsoft Online Services platform, which includes offerings for businesses such as cloud-hosted Exchange, SharePoint, and Office Communications. OSB provides various premium services to consumers and businesses, such as email and messaging communication services and tools such as online search, advertising, and premium content. EDD offers the Xbox Live service which allows customers to participate in the gaming experience online with other subscribers. We also offer the Microsoft Small Business Center portal which provides tools for small-business owners to build, market, and manage their businesses online. Other services delivered online include Microsoft Developer Networks subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling our products and solutions.

CUSTOMERS

Our customers include individual consumers, small and medium-sized organizations, enterprises, governmental institutions, educational institutions, Internet service providers, application developers, and OEMs. Consumers and small- and medium-sized organizations obtain our products primarily through resellers and OEMs. No sales to an individual customer accounted for more than 10% of fiscal year 2009, 2008, or 2007 revenue. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of July 29, 2009 were as follows:

Name	Age	Position with the Company
Steven A. Ballmer	53	Chief Executive Officer
Robert J. (Robbie) Bach	47	President, Entertainment and Devices Division
Lisa E. Brummel	49	Senior Vice President, Human Resources
Stephen A. Elop	45	President, Microsoft Business Division
Christopher P. Liddell	51	Senior Vice President and Chief Financial Officer
Qi Lu, Ph.D.	47	President, Online Services Division
Robert L. Muglia	49	President, Server and Tools Business
Craig J. Mundie	60	Chief Research and Strategy Officer
Raymond E. Ozzie	53	Chief Software Architect
Steven Sinofsky	43	President, Windows Division
Bradford L. Smith	50	Senior Vice President; General Counsel; Secretary
B. Kevin Turner	44	Chief Operating Officer

PAGE	11

 Part I

Item 1

Mr. Ballmer was appointed Chief Executive Officer in January 2000. He served as President from July 1998 to February 2001. Previously, he had served as Executive Vice President, Sales and Support since February 1992. Mr. Ballmer joined Microsoft in 1980.

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

Ms. Brummel was named Senior Vice President, Human Resources in December 2005. She had been Corporate Vice President, Human Resources since May 2005. From May 2000 to May 2005, she had been Corporate Vice President of the Home & Retail Division. Since joining Microsoft in 1989, Ms. Brummel has held a number of management positions at Microsoft, including general manager of Consumer Productivity business, product unit manager of the Kids business, and product unit manager of Desktop and Decision reference products.

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

Dr. Lu joined Microsoft in January 2009 as President, Online Services Division. Prior to joining the Company, Dr. Lu was a senior executive at Yahoo!, Inc. for 10 years. His roles included serving as Executive Vice President of Engineering for Yahoo!’s Search and Advertising Technology Group and Vice President of Engineering.

Mr. Muglia was named President, Server and Tools Business in January 2009. He had been Senior Vice President, Server and Tools Business since October 2005. Before holding that position, he had a number of leadership positions at Microsoft, including Senior Vice President, Enterprise Storage Division since November 2001, Group Vice President, Personal Services Group since August 2000, Group Vice President, Business Productivity since December 1999, Senior Vice President, Business Productivity since March 1999, Senior Vice President, Applications and Tools since February 1998, and Corporate Vice President, Server Applications since 1997. Mr. Muglia joined Microsoft in 1988.

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

Mr. Sinofsky was named President, Windows Division in July 2009. He served as Senior Vice President of the Windows and Windows Live Engineering Group since December 2006 and Senior Vice President, Office from December 1999 to December 2006. He had been Vice President, Office since December 1998. Mr. Sinofsky joined the Office team in 1994, increasing his responsibility with each subsequent release of the desktop suite. Mr. Sinofsky joined Microsoft in 1989.

Mr. Smith was named Senior Vice President, General Counsel, and Secretary in November 2001. Mr. Smith was also named Chief Compliance Officer effective July 2002. He had been Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. Mr. Smith joined Microsoft in 1993.

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

PAGE	12

 Part I

Item 1, 1A

EMPLOYEES

As of June 30, 2009, we employed approximately 93,000 people on a full-time basis, 56,000 in the United States and 37,000 internationally. Of the total, 36,000 were in product research and development, 26,000 in sales and marketing, 17,000 in product support and consulting services, 5,000 in manufacturing and distribution, and 9,000 in general and administration. Our success is highly dependent on our ability to attract and retain qualified employees. None of our employees are subject to collective bargaining agreements.

AVAILABLE INFORMATION

Our Company Internet address is www.microsoft.com. At our Investor Relations Web site, www.microsoft.com/msft, we make available free of charge a variety of information for investors. Our goal is to maintain the Investor Relations Web site as a portal through which investors can easily find or navigate to pertinent information about us, including:

•

Our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”).

•	Our Investor Central site, an interactive and easily navigable source of information including our business strategies, financial results, and key performance indicators.

•	Announcements of investor conferences, speeches, and events at which our executives talk about our product, service, and competitive strategies. Archives of these events are also available.

•	Press releases on quarterly earnings, product and service announcements, legal developments, and international news.

•	Corporate governance information including our articles, bylaws, governance guidelines, committee charters, codes of conduct and ethics, and other governance-related policies.

•	Other news and announcements that we may post from time to time that investors might find useful or interesting.

•	Opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.

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

PAGE	13

 Part I

Item 1A

alternative is particularly important and challenging due to the scale effects enjoyed by a single market dominant competitor. Advances in computing and communications technologies have made this model viable and enabled the rapid growth of some of our competitors. We are devoting significant resources toward developing our own competing software plus services strategies including the Windows Azure Platform, our hosted computing platform designed to facilitate the rapid, flexible and scalable development of cloud-based services. It is uncertain whether these strategies will be successful.

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

We face intense competition.    We continue to experience intense competition across all markets for our products and services. Our competitors range in size from Fortune 100 companies to small, specialized single-product businesses and open source community-based projects. Although we believe the breadth of our businesses and product portfolio is a competitive advantage, our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low and products, once developed, can be distributed broadly and quickly at relatively low cost. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our products, in some cases on the basis of technical specifications for Microsoft technologies that we make available at little or no cost. In response to competition, we are developing versions of our products with basic functionality that are sold at lower prices than the standard versions. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income.

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

PAGE	14

 Part I

Item 1A

to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to address security vulnerabilities through:

•	engineering more secure products;

•	enhancing security and reliability features in our products;

•	helping our customers make the best use of our products and services to protect against computer viruses and other attacks;

•	improving the deployment of software updates to address security vulnerabilities;

•	investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed; and

•	providing customers online automated security tools, published security guidance, and security software such as firewalls and anti-virus software.

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

•	We may be required to make available licenses to our proprietary technologies on terms that do not reflect their fair market value or do not protect our associated intellectual property.

•	The rulings described above may be cited as a precedent in other competition law proceedings.

PAGE	15

 Part I

Item 1A

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

We make significant investments in new products and services that may not be profitable.    Our growth depends on our ability to innovate by offering new, and adding value to our existing, software and service offerings. We will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including the Windows PC operating system, the Microsoft Office system, Xbox 360, Live Search, Windows Server, Zune, Windows Live, the Windows Azure Services platform, and other software plus services offerings. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Adverse economic conditions may harm our business.    Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions, may result in lower information technology spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our revenue will be adversely affected. Our product distribution system also relies on an extensive partner network. The impact of economic conditions on our partners, such as the bankruptcy of a major distributor, could result in sales channel disruption. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that have affected global financial markets. If global credit and equity markets experience prolonged periods of decline, our investment portfolio may be adversely impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely impact our financial results.

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

PAGE	16

 Part I

Item 1A

We may have additional tax liabilities.    We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial position, results of operations, or cash flows in the period or periods for which that determination is made. In addition, there have been proposals to reform U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. We earn a substantial portion of our income in foreign countries. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

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

We operate a global business that exposes us to additional risks.    We operate in over 100 countries and a significant part of our revenue comes from international sales. Pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the United States and other countries. Operations outside the United States may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments; and changes in regulatory requirements for software. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor, or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also adversely affect our operations or financial results. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenues.

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

PAGE	17

 Part I

Item 1A, 1B, 2, 3, 4

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

Improper disclosure of personal data could result in liability and harm our reputation.    We store and process large amounts of personally identifiable information. It is possible that our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Such disclosure could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers to store and process personal data. Perceptions that our products or services do not adequately protect the privacy of personal information could inhibit sales of our products.

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

ITEM 1B.    UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2009 that remain unresolved.

ITEM 2.    PROPERTIES

Our corporate offices consist of approximately 15 million square feet of office space located in King County, Washington: ten million square feet of owned space situated on approximately 500 acres of land we own at our corporate campus in Redmond, Washington and approximately five million square feet of space we lease. We own approximately two million square feet of office and datacenter space domestically (outside of the Puget Sound corporate campus) and lease many sites domestically totaling approximately four million square feet of office and datacenter space. We occupy many sites internationally, totaling approximately two million square feet that is owned and approximately nine million square feet that is leased. Facilities that we own include our European Operations Center in Dublin, Ireland; the India Development Center in Hyderabad, India; and a facility in Reading, UK. The largest leased office spaces include the following locations: Beijing and Shanghai, China; Bangalore, India; Dublin, Ireland; Tokyo, Japan; Mississauga, Canada; Taipei, Taiwan; Seoul, Korea; Sydney, Australia; and Milan, Italy. In addition to the above locations, we have a disk duplication and digital distribution facility in Humacao, Puerto Rico, a facility in Singapore for our Asia Pacific Operations Center and Regional headquarters, and various product development facilities, both domestically and internationally, as described in the “Research and Development” section above.

Our facilities are fully used for current operations of all segments, and suitable additional spaces are available to accommodate expansion needs. We have a development agreement with the City of Redmond under which we may currently develop approximately 1.6 million square feet of additional facilities at our corporate campus in Redmond, Washington. In addition, we own 63 acres of undeveloped land in Issaquah, Washington, that can accommodate approximately one million square feet of office space.

ITEM 3.    LEGAL PROCEEDINGS

See Note 17 – Contingencies of the Notes to Financial Statements (Part II, Item 8) for information regarding legal proceedings in which we are involved.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

No matters were submitted to a vote of security holders during the fourth quarter of fiscal year 2009.

PAGE	18

 Part II

Item 5

PART II

ITEM 5.    MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 27, 2009, there were 142,468 registered holders of record of our common stock. The high and low common stock sales prices per share were as follows:

Quarter Ended	Sep. 30	Dec. 31	Mar. 31	June 30	Year

Fiscal year 2009
Common stock price per share:
High	$28.50	$27.47	$21.00	$24.34	$28.50
Low	$23.50	$17.50	$14.87	$18.18	$14.87

Fiscal year 2008
Common stock price per share:
High	$31.84	$37.50	$35.96	$32.10	$37.50
Low	$27.51	$29.29	$26.87	$27.11	$26.87

DIVIDENDS AND SHARE REPURCHASES

See Note 18 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8) for information regarding dividends and share repurchases.

PAGE	19

 Part II

Item 6

ITEM 6.    SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Fiscal Year Ended June 30,	2009		2008	2007	2006	2005

Revenue	$58,437		$60,420	$51,122	$44,282	$39,788
Operating income	$20,363		$22,271	$18,438	$16,380	$14,576
Net income	$14,569		$17,681	$14,065	$12,599	$12,254
Diluted earnings per share	$1.62		$1.87	$1.42	$1.20	$1.12
Cash dividends declared per share	$0.52		$0.44	$0.40	$0.35	$3.40
Cash and cash equivalents and short-term investments	$31,447		$23,662	$23,411	$34,161	$37,751
Total assets	$77,888		$72,793	$63,171	$69,597	$70,815
Long-term obligations	$11,296	(a)	$6,621	$8,320	$7,051	$5,823
Stockholders’ equity	$39,558		$36,286	$31,097	$40,104	$48,115

(a)	Includes $3.75 billion of debt securities issued in May 2009. See Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8).

PAGE	20

 Part II

Item 7

ITEM 7.     MANAGEMENT’S DISCUSSION AND ANALYSIS OF

FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS FOR FISCAL YEARS 2009, 2008, AND 2007

Overview

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”).

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products and services for many different types of computing devices. Our software products and services include operating systems for personal computers, servers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; high-performance computing applications; software development tools; and video games. We provide consulting and product support services, and we train and certify computer system integrators and developers. We also design and sell hardware, including the Xbox 360 video game console, the Zune digital music and entertainment device, and peripherals. Online offerings and information are delivered through Bing, Windows Live, Office Live, our MSN portals and channels, and the Microsoft Online Services platform, which includes offerings for businesses, such as Microsoft Dynamics CRM Online, Exchange Hosted Services, Exchange Online, and SharePoint Online. We enable the delivery of online advertising across our broad range of digital media properties and on Bing through our proprietary adCenter platform.

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Entertainment and Devices Division has generated approximately 40% of its annual segment revenues in our second fiscal quarter. In fiscal year 2007, our revenue was highest in the third quarter due to the recognition of $1.7 billion of revenue previously deferred from the Express Upgrade to Windows Vista and Microsoft Office Technology Guarantee programs and pre-shipments of Windows Vista and the 2007 Microsoft Office system. The technology guarantee programs provided customers who purchased current products with free or discounted rights to Windows Vista and the 2007 Microsoft Office system when those products became available to consumers.

The unfavorable global economic environment adversely affected our business in fiscal year 2009 as consumers and businesses cut back on spending, which reduced PC shipments and IT investments. But because we offer a wide range of products that enable companies to improve productivity and reduce costs, and because we have a strong pipeline of products, including new versions of Windows and Office planned for release in fiscal year 2010, we believe that Microsoft is well-positioned to weather the economic downturn. As the global economy improves, this will create new opportunities to increase revenue. To further help weather the economic downturn, in fiscal year 2009 we made important adjustments to our cost structure and streamlined internal business processes.

Technological innovation is the foundation of our long-term growth and we intend to maintain our commitment to investment in research and development, engineering excellence, and delivering high-quality products and services to customers and partners. Recognizing that one of our primary business objectives is to help accelerate worldwide PC adoption and software upgrades, we continue to advance the functionality, security, and value of Windows operating systems. We remain focused on selling our products in emerging markets and reducing the amount of unlicensed software used in those markets.

We also continue to develop innovative software applications and solutions that we believe will enhance information worker productivity, improve communication and collaboration in work groups, aid business intelligence, and streamline processes for small and mid-sized businesses. To sustain growth in the face of competition from other vendors of proprietary and open source software, our goal is to deliver products that provide the best platform for network computing – software that is easiest to deploy and manage, and that is most secure – with the lowest total cost of ownership.

In addition, we continue to invest in research and development in existing and new lines of business, including cloud computing, search, online solutions, business solutions, mobile computing, communication, entertainment,

PAGE	21

 Part II

Item 7

and other areas that we believe may contribute to our long-term growth. We also invest in research and development of advanced technologies for future software products. We believe that delivering innovative and high-value solutions through our integrated platform is the key to meeting customer needs and to our future growth.

This long-term focus on investment in research and development has enabled us to lay a foundation for future growth by delivering innovative products, creating opportunities for partners, and improving customer satisfaction. Our focus in fiscal year 2010 is to build on this foundation and to continue to execute well in key areas through ongoing innovation on our integrated software platform, by responding effectively to customer and partner needs, and by focusing internally on product excellence, business efficacy, and accountability across the company.

Summary of Results for Fiscal Years 2009, 2008, and 2007

(In millions, except percentages and per share amounts)	2009	2008	2007	Percentage Change 2009 Versus 2008	Percentage Change 2008 Versus 2007

Revenue	$58,437	$60,420	$51,122	(3)%	18%
Operating income	$20,363	$22,271	$18,438	(9)%	21%
Diluted earnings per share	$1.62	$1.87	$1.42	(13)%	32%

Fiscal year 2009 compared with fiscal year 2008

Revenue declined across most segments primarily driven by weakness in the global PC market and the unfavorable economic environment. Foreign currency exchange rates accounted for a $486 million or one percentage point increase in revenue. Primary factors contributing to the decline include the following:

•	Revenue from Windows operating systems declined reflecting PC market weakness, especially PCs sold to businesses, and a decline in the OEM premium mix.

•

Revenue from our Entertainment and Devices Division decreased across most lines of business including Xbox 360 platform and PC game revenue which declined primarily as a result of decreased revenue per console due to price reductions during the past 12 months, partially offset by increased console sales and Xbox Live revenue.

The above declines were partially offset by increased server and server application revenue, reflecting recognition of deferred revenue from previously signed agreements and continued adoption of the Windows Server Platform and applications through SQL Server, Enterprise CAL Suites, and System Center products.

Operating income decreased primarily reflecting decreased revenue. Operating expenses were flat with decreased general and administrative and sales and marketing expenses offset by increased headcount-related expenses, cost of revenue, and employee severance charges.

•

General and administrative expenses decreased $1.4 billion or 28%, primarily due to decreased costs for legal settlements and contingencies. We incurred $283 million of legal charges during the twelve months ended June 30, 2009 as compared to $1.8 billion during the twelve months ended June 30, 2008. The prior year costs were primarily related to the European Commission fine of $1.4 billion (€899 million).

•	Sales and marketing expenses decreased $381 million or 3%, primarily driven by the resource management program. As part of that program, we reduced marketing and advertising expenses.

•

Headcount-related expenses, excluding $330 million of employee severance charges, increased 7%, driven by a 2% increase in headcount during the past 12 months and an increase in salaries and benefits for existing headcount.

•

Cost of revenue increased $557 million or 5%, primarily reflecting increased online costs, including online traffic acquisition, data center and equipment, and headcount-related costs, partially offset by decreased Xbox 360 platform costs.

In January 2009, we announced and implemented a resource management program to reduce discretionary operating expenses, employee headcount, and capital expenditures. As part of this program, we announced the

PAGE	22

 Part II

Item 7

elimination of up to 5,000 positions in research and development, marketing, sales, finance, legal, human resources, and information technology by June 30, 2010. During the twelve months ended June 30, 2009, we recorded employee severance charges of $330 million for the expected reduction in employee headcount.

Diluted earnings per share declined primarily reflecting decreased net income, partially offset by share repurchases during the past 12 months. We repurchased 318 million shares during the twelve months ended June 30, 2009.

Fiscal year 2008 compared with fiscal year 2007

Revenue growth was driven primarily by increased licensing of the 2007 Microsoft Office system, increased Xbox 360 platform sales, increased revenue associated with Windows Server and SQL Server, and increased licensing of Windows Vista. Foreign currency exchange rates accounted for a $1.6 billion or three percentage point increase in revenue during fiscal year 2008.

Operating income increased primarily reflecting increased revenue, partially offset by increased headcount-related expenses, increased costs for legal settlements and legal contingencies, and increased cost of revenue. Headcount-related expenses increased 12%, reflecting an increase in headcount during fiscal year 2008. We incurred $1.8 billion of legal charges during fiscal year 2008 primarily related to the European Commission fine of $1.4 billion (€899 million) as compared with $511 million of legal charges during fiscal year 2007. Cost of revenue increased $905 million or 8%, reflecting increased data center and equipment costs, online content expenses, and increased costs associated with the growth in our consulting services, partially offset by decreased Xbox 360 costs. The decreased Xbox 360 costs reflect the $1.1 billion charge in fiscal year 2007 related to the expansion of our Xbox 360 warranty, partially offset by increased Xbox 360 product costs reflecting growth in unit console sales.

The diluted earnings per share growth was impacted by the $1.1 billion Xbox 360 charge in fiscal year 2007 and share repurchases during fiscal year 2008.

Fiscal Year 2010 Outlook

Global macroeconomic factors have a strong correlation to demand for our software, services, hardware, and online offerings. While we see the potential for improvement in calendar year 2010, we are unable to predict the actual timing. In the meantime, we are positive about our relative market position and our product delivery plans. In addition, we remain focused on executing in the areas we can control by continuing to provide high value products at the lowest total cost of ownership while managing our expenses.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

The revenue and operating income (loss) amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States (“U.S. GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 22 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8) is presented on a basis consistent with our current internal management reporting, in accordance with Statement of Financial Accounting Standards (“SFAS”) No. 131, Disclosures about Segments of an Enterprise and Related Information. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately. Prior period amounts have been recast to conform to the way we internally managed and monitored performance at the segment level during the current period.

Client

(In millions, except percentages)	2009	2008	2007	Percentage Change 2009 Versus 2008	Percentage Change 2008 Versus 2007

Revenue	$14,712	$16,865	$14,911	(13)%	13%
Operating income	$10,856	$13,105	$11,424	(17)%	15%

Client offerings consist of premium and standard edition Windows operating systems. Premium editions are those that include additional functionality and are sold at a price above our standard editions. Premium editions include Windows Vista Business, Windows Vista Home Premium, Windows Vista Ultimate, Windows Vista Enterprise,

PAGE	23

 Part II

Item 7

Windows XP Professional, Windows XP Media Center, and Windows XP Tablet PC. Standard editions include Windows Vista Home Basic and Windows XP Home. Client revenue growth is directly impacted by growth of PC purchases from original equipment manufacturers (“OEMs”) that pre-install versions of Windows operating systems because the OEM channel accounts for over 80% of total Client revenue. The differences between unit growth rates and revenue growth rates from year to year are affected primarily by changes in the mix of OEM Windows premium edition operating systems licensed as a percentage of total OEM Windows operating systems licensed (“OEM premium mix”). Additional differences in growth rates result from the impact from lower cost netbook PCs, which are sold with a lower cost version of Windows, changes in geographic mix, and changes in the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders.

Fiscal year 2009 compared with fiscal year 2008

Client revenue decreased primarily as a result of PC market weakness, especially PCs sold to businesses. OEM revenue decreased $2.3 billion or 16% while OEM license units declined 2%. The decline in OEM revenue reflects a 10 percentage point decline in the OEM premium mix to 64%. Based on our estimates, total worldwide PC shipments from all sources experienced a decline of approximately 1% to growth of approximately 2%, driven by changes in demand in emerging and developed markets.

Client operating income decreased primarily reflecting decreased revenue and increased sales and marketing expenses. Sales and marketing expenses increased $122 million or 7%, primarily reflecting increased advertising and marketing.

Fiscal year 2008 compared with fiscal year 2007

Client revenue increased reflecting growth in licensing of Windows Vista. By the end of fiscal year 2008, more than 180 million Windows Vista licenses had been sold (approximately 130 million were sold during fiscal year 2008) and millions of enterprise seats had been deployed. OEM revenue increased $1.8 billion or 14%, driven by 16% growth in OEM license units. Revenue from commercial and retail licensing of Windows operating systems increased $202 million or 9%, primarily from Enterprise Agreements and anti-piracy efforts in emerging markets. During fiscal year 2008, the OEM premium mix increased seven percentage points to 74%, reflecting strong demand for Windows Vista Home Premium. We estimate total worldwide PC shipments from all sources grew approximately 12% to 14%, driven by demand in both emerging and mature markets.

Client operating income increased reflecting increased revenue, partially offset by increased sales and marketing expenses and cost of revenue. Sales and marketing expenses increased $106 million or 7%, primarily reflecting increased expenses associated with our corporate sales force. Cost of revenue increased $116 million or 14%, primarily driven by Windows Vista product costs.

Other

The segment information discussed above is presented the way we internally managed and monitored performance at the business group level in fiscal years 2009, 2008, and 2007. Effective July 1, 2009, we reorganized the Windows Live operations from Online Services Business to Client to better align our strategies and focus in those areas.

Server and Tools

(In millions, except percentages)	2009	2008	2007	Percentage Change 2009 Versus 2008	Percentage Change 2008 Versus 2007

Revenue	$14,126	$13,102	$11,104	8%	18%
Operating income	$5,327	$4,539	$3,571	17%	27%

Server and Tools licenses products, applications, tools, content, and services that are designed to make information technology professionals and developers more productive and efficient. Server and Tools offerings consist of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, and other server products. We also offer developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft Consulting Services. Server products can be run on-site, in a partner-hosted environment, or in a Microsoft-

PAGE	24

 Part II

Item 7

hosted environment. We use multiple channels for licensing, including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. We sell licenses both as one-time licenses and as multi-year volume licenses.

Fiscal year 2009 compared with fiscal year 2008

Server and Tools revenue increased reflecting growth in both product and services revenue. Server and server application revenue (including CAL) and developer tools revenue increased $809 million or 8%, primarily driven by growth in SQL Server, Enterprise CAL Suites, and System Center revenue. This growth reflects recognition of deferred revenue from previously signed agreements and continued adoption of the Windows Server Platform and applications. Consulting and Premier product support services revenue increased $215 million or 8%, primarily due to revenue from annuity support agreements. Foreign currency exchange rates accounted for a $140 million or one percentage point increase in revenue.

Server and Tools operating income increased primarily due to growth in product revenue, partially offset by increased research and development expenses and cost of revenue. Research and development expenses increased $168 million or 9%, primarily driven by increased headcount-related expenses. Cost of revenue increased $84 million or 3%, reflecting the growth in support, online, and consulting services.

Fiscal year 2008 compared with fiscal year 2007

Server and Tools revenue increased reflecting growth in product and services revenue and included a favorable impact from foreign currency exchange rates of $464 million or four percentage points. Server and server application revenue (including CAL revenue) and developer tools revenue increased $1.4 billion or 16%, primarily driven by growth in volume licensing of Windows Server and SQL Server products. This growth reflects broad adoption of the Windows Platform and applications with the releases of Windows Server 2008 and Visual Studio 2008 during fiscal year 2008. Consulting and Premier product support services revenue increased $593 million or 29%, primarily due to higher demand for consulting and support services by corporate enterprises.

Server and Tools operating income increased primarily due to growth in product revenue, partially offset by increased sales and marketing expenses, cost of revenue, and research and development expenses. Sales and marketing expenses increased $458 million or 13%, due to higher expenses associated with our corporate sales force. Cost of revenue increased $404 million or 19%, reflecting the growth in Consulting and Premier product support services. Research and development expenses increased $177 million or 10%, primarily driven by increased headcount-related expenses. Headcount-related expenses increased 6%, driven by an increase in headcount from the prior year-end.

Online Services Business

(In millions, except percentages)	2009	2008	2007	Percentage Change 2009 Versus 2008	Percentage Change 2008 Versus 2007

Revenue	$3,088	$3,214	$2,434	(4)%	32%
Operating loss	$(2,253)	$(1,222)	$(604)	(84)%	(102)%

Online Services Business (“OSB”) consists of an online advertising platform with offerings for both publishers and advertisers, personal communications services, such as email and instant messaging, online information offerings, such as Bing, and the MSN portals and channels around the world. We earn revenue primarily from online advertising, including search, display, email, messaging services, and advertiser and publisher tools. Revenue is also generated through subscriptions and transactions generated from online paid services digital marketing and advertising agency services, and from MSN narrowband Internet access subscribers (“Access”). During the first quarter of fiscal year 2008, we completed our acquisition of aQuantive, Inc. (“aQuantive”), a digital marketing business. aQuantive was consolidated into our results of operations starting August 10, 2007, the acquisition date.

PAGE	25

 Part II

Item 7

Fiscal year 2009 compared with fiscal year 2008

OSB revenue decreased primarily as a result of decreased online advertising and access revenue. Online advertising revenue decreased $73 million or 3%, to $2.3 billion, reflecting a decrease in display advertising, partially offset by an increase in search advertising. Access revenue decreased $72 million or 28%, reflecting continued migration of subscribers to broadband or other competitively-priced service providers. Foreign currency exchange rates accounted for a $28 million or one percentage point decrease in revenue.

OSB operating loss increased due to increased cost of revenue and research and development expenses, and decreased revenue. Cost of revenue increased $692 million or 36%, primarily driven by increased online traffic acquisition, data center and equipment, and headcount-related costs. Research and development expenses increased $149 million or 13%, primarily due to increased headcount-related expenses.

Fiscal year 2008 compared with fiscal year 2007

OSB revenue increased driven by increased online advertising revenue and the inclusion of aQuantive revenue, partially offset by decreased access revenue. Online advertising revenue increased $550 million or 31%, to $2.3 billion. This increase reflects growth in our existing online advertising business and includes aQuantive online advertising revenue of $161 million. Agency revenue, which is solely derived from aQuantive, was $345 million during fiscal year 2008. Access revenue decreased $98 million or 28%, to $256 million, reflecting migration of subscribers to broadband or other competitively-priced service providers.

OSB operating loss increased driven by increased cost of revenue and other operating expenses, partially offset by increased revenue. Cost of revenue increased $796 million or 71%, primarily driven by increased data center and equipment costs, online content expenses, and aQuantive-related expenses. Sales and marketing expenses increased $311 million or 37%, primarily due to increased amortization of customer-related intangible assets of $94 million, increased headcount-related expenses, and increased marketing costs. Research and development expenses increased $177 million or 17%, and general and administrative expenses increased $114 million or 178%, primarily reflecting increased headcount-related expenses and merger and acquisition-related expenses. Headcount-related expenses increased 24%, driven by an increase in headcount from the prior year-end.

Other

The segment information discussed above is presented the way we internally managed and monitored performance at the business group level in fiscal years 2009, 2008, and 2007. Effective July 1, 2009, we reorganized the Windows Live operations from OSB to Client to better align our strategies and focus in those areas.

On July 29, 2009, we announced that we entered into a 10-year agreement with Yahoo! Inc. (“Yahoo”). Under terms of the agreement, Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo websites. We believe this agreement will allow us over time to improve the effectiveness and increase the value of our search offering through greater scale in search queries and an expanded and more competitive search and advertising marketplace. The transaction is subject to regulatory review. Both parties anticipate entering into more detailed definitive agreements prior to closing the transaction which is expected in calendar year 2010. See Note 24 – Subsequent Event of the Notes to Financial Statements (Part II, Item 8).

Microsoft Business Division

(In millions, except percentages)	2009	2008	2007	Percentage Change 2009 Versus 2008	Percentage Change 2008 Versus 2007

Revenue	$18,894	$18,929	$16,476	–%	15%
Operating income	$12,141	$12,369	$10,838	(2)%	14%

Microsoft Business Division (“MBD”) offerings consist of the Microsoft Office system and Microsoft Dynamics business solutions. Microsoft Office system products are designed to increase personal, team, and organization productivity through a range of programs, services, and software solutions. Growth of revenue from the Microsoft Office system

PAGE	26

 Part II

Item 7

offerings, which generate over 90% of MBD revenue, depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other information worker areas such as content management, enterprise search, collaboration, unified communications, and business intelligence. Microsoft Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises. We evaluate our results based upon the nature of the end user in two primary parts: business revenue, which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue; and consumer revenue, which includes revenue from retail packaged product sales and OEM revenue.

Fiscal year 2009 compared with fiscal year 2008

MBD revenue was flat reflecting decreased consumer revenue offset by increased business revenue, and included a favorable impact from foreign currency exchange rates of $378 million or two percentage points. Consumer revenue decreased $525 million or 14%, primarily as a result of PC market weakness, a shift to lower-priced products, and pricing promotions on the 2007 Microsoft Office system. Business revenue increased $490 million or 3%, primarily reflecting growth in volume licensing agreement revenue and included a 7% decrease in Microsoft Dynamics customer billings. The growth in volume licensing agreement revenue primarily reflects recognition of deferred revenue from previously signed agreements.

MBD operating income decreased reflecting increased cost of revenue and research and development expenses, partially offset by decreased sales and marketing expenses. Cost of revenue increased $135 million or 14% primarily driven by expenses associated with Fast Search & Transfer ASA (“FAST”) which we acquired in April 2008, as well as online services infrastructure costs. Research and development expenses increased $119 million or 8%, primarily driven by an increase in headcount-related expenses associated with FAST. Sales and marketing expenses decreased $90 million or 2%, primarily driven by a decrease in corporate marketing activities and headcount-related costs associated with our corporate sales force.

Fiscal year 2008 compared with fiscal year 2007

MBD revenue increased reflecting growth in licensing of the 2007 Microsoft Office system and included a favorable impact from foreign currency exchange rates of $724 million or four percentage points. Business revenue increased $2.6 billion or 21%, primarily as a result of growth in volume licensing agreement revenue and strong transactional license sales to businesses. The increase in business revenue also included a 21% increase in Microsoft Dynamics customer billings. Consumer revenue decreased $131 million or 3%, reflecting the consumer launch of the 2007 Microsoft Office system in fiscal year 2007.

MBD operating income increased reflecting growth in revenue, partially offset by increased sales and marketing expenses, research and development expenses, and cost of revenue. Sales and marketing expenses increased $446 million or 13%, reflecting increased expenses associated with our corporate sales force. Research and development expenses increased $229 million or 18%, primarily driven by an increase in headcount-related expenses and a $35 million in-process research and development expense related to the acquisition of FAST. Cost of revenue increased $214 million or 27%, primarily driven by an increase in online services infrastructure costs and product costs related to retail packaged product sales. Headcount-related expenses increased 10%, driven by an increase in headcount from the prior year-end.

Entertainment and Devices Division

(In millions, except percentages)	2009	2008	2007	Percentage Change 2009 Versus 2008	Percentage Change 2008 Versus 2007

Revenue	$7,753	$8,206	$6,139	(6)%	34%
Operating income (loss)	$169	$497	$(1,898)	(66)%	*
*	Not meaningful

Entertainment and Devices Division (“EDD”) offerings include the Xbox 360 platform (which includes the Microsoft Xbox 360 video game console system, Xbox 360 video games, Xbox Live, and Xbox 360 accessories), the Zune

PAGE	27

 Part II

Item 7

digital music and entertainment platform, PC software games, online games and services, Mediaroom (our Internet protocol television software), the Microsoft Surface computing platform, mobile and embedded device platforms, and other devices. EDD leads the development efforts for our line of consumer software and hardware products including application software for Apple’s Macintosh computers and Microsoft PC hardware products, and is responsible for all retail sales and marketing for Microsoft Office and Windows operating systems.

Fiscal year 2009 compared with fiscal year 2008

EDD revenue decreased across most lines of business. Revenue from our non-gaming business decreased $292 million or 12%, primarily reflecting decreased Zune and PC hardware product revenue. Xbox 360 platform and PC game revenue decreased $161 million or 3%, primarily as a result of decreased revenue per Xbox 360 console due to price reductions during the past 12 months, partially offset by increased Xbox 360 console sales and increased Xbox Live revenue. We shipped 11.2 million Xbox 360 consoles during fiscal year 2009, compared with 8.7 million Xbox 360 consoles during fiscal year 2008. Foreign currency exchange rates accounted for a $74 million or one percentage point decrease in revenue.

EDD operating income decreased primarily due to decreased revenue and increased research and development expenses, partially offset by decreased cost of revenue. Research and development expenses increased $252 million or 16%, primarily reflecting increased headcount-related expenses associated with the Windows Mobile device platform, driven by recent acquisitions. Cost of revenue decreased $326 million or 7%, primarily due to decreased Xbox 360 platform costs.

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

EDD operating income increased primarily due to increased revenue and decreased cost of revenue, partially offset by increased research and development expenses and sales and marketing expenses. Cost of revenue decreased $684 million or 13%, reflecting the impact of the $1.1 billion Xbox 360 charge in fiscal year 2007 (which primarily related to the warranty expansion), partially offset by increased Xbox 360 product costs related to increased unit console sales. Research and development expenses increased $242 million or 18%, primarily reflecting increased headcount-related expenses and costs related to the acquisition of Danger, including a $24 million in-process research and development expense. Sales and marketing expenses increased $89 million or 7%, primarily reflecting increased headcount-related expenses and increased bad debt expense. Headcount-related expenses increased 22%, driven by an increase in headcount from the prior year-end.

Corporate-Level Activity

(In millions, except percentages)	2009	2008	2007	Percentage Change 2009 Versus 2008	Percentage Change 2008 Versus 2007

Corporate-level activity	$(5,877)	$(7,017)	$(4,893)	16%	(43)%

Certain corporate-level activity is not allocated to our segments. Those results include expenses such as broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, legal settlements and contingencies, and employee severance.

Fiscal year 2009 compared with fiscal year 2008

Corporate-level expenses decreased during the twelve months ended June 30, 2009, primarily reflecting decreased general and administrative and sales and marketing expenses, partially offset by employee severance charges of $330 million. General and administrative expenses decreased $1.4 billion or 28%, primarily due to decreased costs for legal settlements and contingencies. We incurred $283 million of legal charges during the twelve months ended

PAGE	28

 Part II

Item 7

June 30, 2009 as compared to $1.8 billion during the twelve months ended June 30, 2008. The prior year costs were primarily related to the European Commission fine of $1.4 billion (€899 million). Sales and marketing expenses decreased $412 million or 30%, reflecting the resource management program implemented in January 2009.

Fiscal year 2008 compared with fiscal year 2007

Corporate-level expenses increased, reflecting increased costs for legal settlements and legal contingencies and a 13% increase in headcount-related expenses. We incurred $1.8 billion of legal charges during fiscal year 2008 primarily related to the European Commission fine of $1.4 billion (€899 million) as compared with $511 million of legal charges during fiscal year 2007. The increase in headcount-related expenses reflects an increase in headcount from the prior year-end.

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	2009	2008	2007	Percentage Change 2009 Versus 2008	Percentage Change 2008 Versus 2007

Cost of revenue	$12,155	$11,598	$10,693	5%	8%
As a percent of revenue	21%	19%	21%	2ppt	(2)ppt

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

Fiscal year 2009 compared with fiscal year 2008

Cost of revenue increased during the twelve months ended June 30, 2009, primarily reflecting increased online costs, including traffic acquisition, data center and equipment, and headcount costs, partially offset by decreased Xbox 360 platform costs.

Fiscal year 2008 compared with fiscal year 2007

Cost of revenue increased reflecting increased data center and equipment costs, online content expenses, and increased costs associated with the growth in our consulting services, partially offset by decreased Xbox 360 costs. Xbox 360 costs decreased because of the $1.1 billion charge in fiscal year 2007 (which primarily related to the expansion of our Xbox 360 warranty coverage), partially offset by increased Xbox 360 product costs, reflecting growth in unit console sales.

Research and Development

(In millions, except percentages)	2009	2008	2007	Percentage Change 2009 Versus 2008	Percentage Change 2008 Versus 2007

Research and development	$9,010	$8,164	$7,121	10%	15%
As a percent of revenue	15%	14%	14%	1ppt	–ppt

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

PAGE	29

 Part II

Item 7

Fiscal year 2009 compared with fiscal year 2008

Research and development expenses increased during the twelve months ended June 30, 2009, primarily reflecting a 13% increase in headcount-related costs.

Fiscal year 2008 compared with fiscal year 2007

Research and development expenses increased reflecting increased headcount-related expenses, increased product development costs, and in-process research and development expenses related to acquisitions during fiscal year 2008. Headcount-related expenses increased 12%, reflecting an increase in headcount from the prior year-end.

Sales and Marketing

(In millions, except percentages)	2009	2008	2007	Percentage Change 2009 Versus 2008	Percentage Change 2008 Versus 2007

Sales and marketing	$12,879	$13,260	$11,541	(3)%	15%
As a percent of revenue	22%	22%	23%	–ppt	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs.

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. For the twelve months ended June 30, 2009, $509 million of losses were reported as other income (expense). For the twelve months ended June 30, 2008 and 2007, $221 million and $86 million of gains, respectively, were previously recorded as a component of sales and marketing expense and have been recast as other income (expense).

Fiscal year 2009 compared with fiscal year 2008

Sales and marketing expenses decreased, primarily driven by the resource management program implemented in January 2009.

Fiscal year 2008 compared with fiscal year 2007

Sales and marketing expenses increased, primarily reflecting increased headcount-related expenses and increased corporate marketing and advertising campaigns. Headcount-related expenses increased 14%, driven by an increase in headcount from the prior year-end.

General and Administrative

(In millions, except percentages)	2009	2008	2007	Percentage Change 2009 Versus 2008	Percentage Change 2008 Versus 2007

General and administrative	$3,700	$5,127	$3,329	(28)%	54%
As a percent of revenue	6%	8%	7%	(2)ppt	1ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative headcount, and legal and other administrative fees.

PAGE	30

 Part II

Item 7

Fiscal year 2009 compared with fiscal year 2008

General and administrative expenses decreased primarily reflecting decreased costs for legal settlements and legal contingencies. We incurred legal charges of $283 million in current year, as compared with $1.8 billion during fiscal year 2008. The fiscal year 2008 legal costs were primarily related to the European Commission fine of $1.4 billion (€899 million).

Fiscal year 2008 compared with fiscal year 2007

General and administrative expenses increased reflecting increased costs for legal settlements and legal contingencies, increased consulting and professional fees, and increased headcount-related expenses. We incurred $1.8 billion of legal charges during fiscal year 2008, primarily related to the European Commission fine, as compared with $511 million of legal charges during fiscal year 2007. Headcount-related expenses increased 7%, reflecting an increase in headcount from the prior year-end.

Employee Severance

In January 2009, we announced and implemented a resource management program to reduce discretionary operating expenses, employee headcount, and capital expenditures. As part of this program, we announced the elimination of up to 5,000 positions in research and development, marketing, sales, finance, legal, human resources, and information technology by June 30, 2010. During the current year, we recorded employee severance charges of $330 million for the expected reduction in employee headcount.

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions, except percentages)	2009	2008	2007	Percentage Change 2009 Versus 2008	Percentage Change 2008 Versus 2007

Dividends and interest	$706	$888	$1,319
Net recognized gains (losses) on investments	(125)	346	650
Net gains (losses) on derivatives	(558)	226	(358)
Net gains (losses) on foreign currency remeasurements	(509)	226	56
Other	(56)	(143)	(4)

Total	$(542)	$1,543	$1,663	(135)%	(7)%

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. For the twelve months ended June 30, 2009, $509 million of losses were reported as other income (expense). For the twelve months ended June 30, 2008 and 2007, $221 million and $86 million of gains, respectively, were previously recorded as a component of sales and marketing expense and have been recast as other income (expense).

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We employ a systematic methodology that considers available evidence in evaluating potential impairment of our investments, including market declines subsequent to the period end. If the cost of an investment exceeds its fair value, among other factors, we evaluate general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to sell, the investment. For fixed income securities, we also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and

PAGE	31

 Part II

Item 7

sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.

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

Fiscal year 2009 compared with fiscal year 2008

Dividends and interest income decreased primarily reflecting lower interest rates on our fixed-income investments. Net recognized losses on investments increased primarily due to higher other-than-temporary impairments that were partially offset by gains on sales of certain equity investments held in our strategic investments portfolio. Other-than-temporary impairments were $862 million during the twelve months ended June 30, 2009, as compared with $312 million during the twelve months ended June 30, 2008 and increased primarily due to declines in equity values as a result of deterioration in equity markets. Net losses on derivatives increased primarily due to losses on equity, commodity, and interest rate derivatives in the current period as compared with gains in the prior period. Net losses on foreign currency remeasurements increased due to the strengthening of the U.S. dollar, particularly in the first half of the current fiscal year.

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

Income Taxes

Fiscal year 2009 compared with fiscal year 2008

Our effective tax rates in fiscal years 2009 and 2008 were 27% and 26%, respectively. While the fiscal year 2009 rate reflects a higher mix of foreign earnings taxed at lower rates, the rate increased from the prior year because the fiscal year 2008 rate reflects the resolution of tax positions relating to our agreement with the Internal Revenue Service (“IRS”) settling the 2000-2003 examination, partially offset by the European Commission fine which was not tax deductible. As a result of the settlement and the impact on subsequent years, we paid the IRS approximately $4.1 billion during fiscal year 2009.

Fiscal year 2008 compared with fiscal year 2007

Our effective tax rates in fiscal year 2008 and 2007 were 26% and 30%, respectively. The fiscal year 2008 rate was lower due to the items noted above.

FINANCIAL CONDITION

Cash, cash equivalents, and short-term investments totaled $31.4 billion as of June 30, 2009, compared with $23.7 billion as of June 30, 2008. Equity and other investments were $4.9 billion as of June 30, 2009, compared with $6.6 billion as of June 30, 2008. Our investments consist primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar-denominated securities, but also includes foreign-denominated securities in order to diversify risk. We invest primarily in short-term securities to facilitate liquidity and for capital preservation. As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $22.8 billion at June 30, 2009. Our retained deficit is not expected to affect our future ability to operate, pay dividends, or repay our debt given our continuing profitability and strong cash and financial position.

PAGE	32

 Part II

Item 7

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

While we own certain mortgage- and asset-backed fixed-income securities, our portfolio as of June 30, 2009 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of the mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

Debt

Short-term Debt

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Pursuant to the authorization, we established a commercial paper program providing for the issuance and sale of up to $2.0 billion in short-term commercial paper. As of June 30, 2009, $2.0 billion of the commercial paper was issued and outstanding with a weighted average interest rate, including issuance costs, of 0.20% and maturities of 22 to 119 days.

In September 2008, we also entered into a $2.0 billion six-month senior unsecured credit facility, principally to support the commercial paper program. In November 2008, we replaced the six-month credit facility with a $2.0 billion 364-day credit facility. This credit facility expires on November 6, 2009. In March 2009, we entered into an additional credit facility. This $1.0 billion 364-day credit facility expires on March 12, 2010. As of June 30, 2009, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against these credit facilities during the year ended June 30, 2009.

Long-term Debt

In November 2008, we filed a shelf registration statement with the U.S. Securities and Exchange Commission that allows us to issue debt securities from time to time pursuant to the September 2008 authorization for debt financings of up to $6.0 billion. In May 2009, we issued $3.75 billion of debt securities under that registration statement as follows: $2.0 billion aggregate principal amount of 2.95% notes due 2014, $1.0 billion aggregate principal amount of 4.20% notes due 2019, and $750 million aggregate principal amount of 5.20% notes due 2039 (collectively “the Notes”). Interest on the Notes will be payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2009, to holders of record on the preceding May 15 and November 15. The Notes are senior unsecured obligations and will rank equally with our other unsecured and unsubordinated debt outstanding.

We intend to use the net proceeds from sales of the debt securities for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of our capital stock, and acquisitions.

PAGE	33

 Part II

Item 7

Unearned Revenue

Unearned revenue is comprised of the following items:

Volume Licensing Programs

Represents customer billings for multi-year licensing arrangements, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period.

Undelivered Elements

Represents the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis and free post-delivery telephone support. This revenue deferral is applicable for Windows XP and prior versions shipped as retail packaged products, products licensed to OEMs, and perpetual licenses for current products under our Open and Select volume licensing programs. The amount recorded as unearned is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. Product life cycles are currently estimated at three and one-half years for Windows operating systems. Undelivered elements include $276 million of deferred revenue related to the Windows 7 Upgrade Option program. The program, which started June 26, 2009, allows customers who purchase PCs from participating computer makers or retailers with certain versions of Windows Vista to receive an upgrade to the corresponding version of Windows 7 at minimal or no cost. In addition, purchasers of retail packaged Windows Vista may also qualify for a free or discounted upgrade to the equivalent Windows 7 product with participating retailers in participating markets when the product becomes generally available.

Other

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

The following table outlines the expected recognition of unearned revenue as of June 30, 2009:

(In millions)	Recognition of Unearned Revenue

Three months ended:
September 30, 2009	$ 4,740
December 31, 2009	4,120
March 31, 2010	2,743
June 30, 2010	1,400
Thereafter	1,281
Total	$14,284

Cash Flows

Fiscal year 2009 compared with fiscal year 2008

Cash flow from operations decreased $2.6 billion due to payment of approximately $4.1 billion to the IRS in connection with our settlement of the 2000-2003 audit examination. This impact was partially offset by the fiscal year 2008 payment of the $1.4 billion (€899 million) European Commission fine. Cash used for financing decreased $5.5 billion primarily due to $5.7 billion of net cash proceeds from issuance of short-term and long-term debt in fiscal

PAGE	34

 Part II

Item 7

year 2009. Financing activities also included a $3.2 billion decrease in common stock repurchased, which was offset by a $2.9 billion decline in common stock issued. Cash used for investing increased $11.2 billion due to a $15.9 billion rise in purchases of investments along with a $1.7 billion decrease in cash from investment sales and maturities. These impacts were partially offset by a $7.2 billion decrease in cash paid for acquisition of companies, including the purchase of aQuantive in fiscal year 2008.

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

Stockholders’ equity at June 30, 2009, was $39.6 billion. We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities, data centers, and computer systems for research and development, sales and marketing, support, and administrative staff. Commitments for constructing new buildings were $621 million on June 30, 2009. We have operating leases for most U.S. and international sales and support offices and certain equipment under which we incurred rental expense totaling $475 million, $398 million, and $325 million, in fiscal years 2009, 2008, and 2007, respectively. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

Share Repurchases

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 to buy back up to $40.0 billion of Microsoft common stock. On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013. We repurchased 318 million shares for $8.2 billion during the fiscal year ended June 30, 2009; 101 million shares were repurchased for $2.7 billion under the repurchase program approved by our Board of Directors during the first quarter of fiscal year 2007 and 217 million shares were repurchased for $5.5 billion under the repurchase program approved by our Board of Directors during the first quarter of fiscal year 2009. As of June 30, 2009, approximately $34.5 billion remained of the $40.0 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without notice.

Dividends

During fiscal years 2009 and 2008, our Board of Directors declared the following dividends:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date
			(in millions)
(Fiscal year 2009)
September 19, 2008	$0.13	November 20, 2008	$1,157	December 11, 2008
December 10, 2008	$0.13	February 19, 2009	$1,155	March 12, 2009
March 9, 2009	$0.13	May 21, 2009	$1,158	June 18, 2009
June 10, 2009	$0.13	August 20, 2009	$1,158	September 10, 2009

(Fiscal year 2008)
September 12, 2007	$0.11	November 15, 2007	$1,034	December 13, 2007
December 19, 2007	$0.11	February 21, 2008	$1,023	March 13, 2008
March 17, 2008	$0.11	May 15, 2008	$1,020	June 12, 2008
June 11, 2008	$0.11	August 21, 2008	$ 998	September 11, 2008

PAGE	35

 Part II

Item 7

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

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. We evaluate estimated losses for these indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by Financial Accounting Standards Board Interpretation (“FIN”) No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered significant costs as a result of these obligations and have not accrued any liabilities related to these indemnifications in our financial statements.

Contractual Obligations

The following table summarizes our outstanding contractual obligations as of June 30, 2009. We expect to fund these commitments with existing cash and cash equivalents, short-term investments and cash flows from operations.

(In millions)
	Payments Due by Period
Fiscal Years	2010	2011-2013	2014-2016	2017 and Thereafter	Total

Long-term debt:(a)
Principal payments	$ –	$ –	$2,000	$1,750	$ 3,750
Interest payments	145	420	302	1,023	1,890
Construction commitments(b)	621	–	–	–	621
Lease obligations:
Capital leases	3	9	1	–	13
Operating leases(c)	457	931	520	477	2,385
Purchase commitments(d)	3,289	382	1	–	3,672
Other long-term liabilities(e)	–	110	4	2	116

Total contractual obligations	$4,515	$1,852	$2,828	$3,252	$12,447

(a)	See Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8)
(b)	These amounts represent commitments for the construction of buildings.
(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable leases.
(d)	These amounts represent purchase commitments, including all open purchase orders and all contracts that are take-or-pay contracts that are not presented as construction commitments above.
(e)

We have excluded long-term tax contingencies and other tax liabilities of $5.5 billion and other long-term contingent liabilities of $407 million (related to the antitrust and unfair competition class action lawsuits) from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded unearned revenue of $1.3 billion and non-cash items of $226 million.

PAGE	36

 Part II

Item 7

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

On April 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1. These FSPs are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. Adoption of these FSPs did not have a significant impact on our accounting for financial instruments but did expand our associated disclosures.

On January 1, 2009, we adopted SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires additional disclosures about the Company’s objectives in using derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and tabular disclosures of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. See Note 5 – Derivatives of the Notes to Financial Statements (Part II, Item 8).

On July 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 4 – Investments of the Notes to Financial Statements (Part II, Item 8).

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, became effective for us on July 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained deficit. As of June 30, 2009, we had not elected the fair value option for any eligible financial asset or liability.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for us beginning July 1, 2010. This Statement amends FIN 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe the adoption of this pronouncement will not have a material impact on our financial statements.

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

PAGE	37

 Part II

Item 7

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

Revenue Recognition

We account for the licensing of software in accordance with American Institute of Certified Public Accountants Statement of Position (“SOP”) 97-2, Software Revenue Recognition. The application of SOP 97-2 requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements.

A portion of the revenue related to Windows XP is recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the VSOE of fair value for those elements using the residual method or relative fair value method. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ life cycles. Revenue related to Windows Vista is not subject to a similar deferral because there are no significant undelivered elements. However, Windows Vista revenue is subject to deferral as a result of the Windows 7 Upgrade Option program which started June 26, 2009. The program allows customers who purchase PCs from participating computer makers or retailers with certain versions of Windows Vista to receive an upgrade to the corresponding version of Windows 7 at minimal or no cost. In addition, purchasers of retail packaged Windows Vista may also qualify for a free or discounted upgrade to the equivalent Windows 7 product with participating retailers in participating markets when the product becomes generally available. Accordingly, estimated revenue related to the undelivered Windows 7 product is deferred until the product is delivered.

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

Impairment of Investment Securities

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, Staff Accounting Bulletin No. 111, and FSP FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, provide guidance

PAGE	38

 Part II

Item 7

on determining when an investment is other-than-temporarily impaired. Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to sell, the investment. For fixed income securities, we also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other than temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

Goodwill

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

During the second quarter of fiscal year 2009, we changed the date of our annual impairment test from July 1 to May 1. The change was made to more closely align the impairment testing date with our long-range planning and forecasting process. We believe the change in accounting principle related to changing our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. During fiscal year 2009, the annual impairment test was performed as of July 1, 2008 and was performed again as of May 1, 2009.

Research and Development Costs

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

PAGE	39

 Part II

Item 7

Legal and Other Contingencies

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

Income Taxes

SFAS No. 109, Accounting for Income Taxes, establishes financial accounting and reporting standards for the effect of income taxes. The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. Accruals for uncertain tax positions are provided for in accordance with the requirements of FIN No. 48, Accounting for Uncertainty in Income Taxes – An interpretation of FASB Statement No. 109. Under FIN No. 48, we may recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. FIN No. 48 also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted.

Product Warranties

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

PAGE	40

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

Steven A. Ballmer Chief Executive Officer

Christopher P. Liddell Senior Vice President, Finance and Administration; Chief Financial Officer

Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer

PAGE	41

 Part II

Item 7A

ITEM 7A.    QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS

We are exposed to economic risk from foreign currency exchange rates, interest rates, credit risk, equity prices, and commodity prices. A portion of these risks is hedged, but they may impact results of operations cash flows and financial condition.

Foreign Currency.    Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily and use hedges where practicable to offset the risks and maximize the economic effectiveness of our foreign currency positions. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar.

Interest Rate.    Our fixed-income portfolio is diversified across credit sectors and maturities, consisting primarily of investment-grade securities. The credit risk and average maturity of the fixed-income portfolio is managed to achieve economic returns that correlate to certain global and domestic fixed-income indices. In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency and mortgage-backed securities.

Equity.    Our equity portfolio consists of global, developed, and emerging market securities that are subject to market price risk. We manage the securities relative to certain global and domestic indices and expect their economic risk and return to correlate with these indices.

Commodity.    We use broad-based commodity exposures to enhance portfolio returns and facilitate portfolio diversification. Our investment portfolio has exposure to a variety of commodities, including precious metals, energy, and grain. We manage these exposures relative to global commodity indices and expect their economic risk and return to correlate with these indices.

VALUE-AT-RISK

We use a value-at-risk (“VaR”) model to estimate and quantify our market risks. VaR is the expected loss, for a given confidence level, in fair value of our portfolio due to adverse market movements over a defined time horizon. The VaR model is not intended to represent actual losses in fair value, including determinations of other-than-temporary losses in fair value in accordance with U.S. GAAP, but is used as a risk estimation and management tool. The distribution of the potential changes in total market value of all holdings is computed based on the historical volatilities and correlations among foreign currency exchange rates, interest rates, equity prices, and commodity prices, assuming normal market conditions.

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, and legal risk.

The following table sets forth the one-day VaR for substantially all of our positions as of June 30, 2009 and 2008 and for the year ended June 30, 2009:

(In millions)
			Year Ended June 30, 2009
Risk Categories	June 30, 2009	June 30, 2008	Average	High	Low

Foreign currency	$ 68	$100	$53	$ 99	$20
Interest rate	42	34	28	43	17
Equity	157	45	98	158	45
Commodity	16	7	10	16	6

Total one-day VaR for the combined risk categories was $211 million at June 30, 2009 and $123 million at June 30, 2008. The total VaR is 25% less at June 30, 2009, and 34% less at June 30, 2008, than the sum of the separate risk categories in the above table due to the diversification benefit of the overall portfolio.

PAGE	42

 Part II

Item 8

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2009	2008	2007

Revenue	$58,437	$60,420	$51,122
Operating expenses:
Cost of revenue	12,155	11,598	10,693
Research and development	9,010	8,164	7,121
Sales and marketing	12,879	13,260	11,541
General and administrative	3,700	5,127	3,329
Employee severance	330	–	–

Total operating expenses	38,074	38,149	32,684

Operating income	20,363	22,271	18,438
Other income (expense)	(542)	1,543	1,663

Income before income taxes	19,821	23,814	20,101
Provision for income taxes	5,252	6,133	6,036

Net income	$14,569	$17,681	$14,065

Earnings per share:
Basic	$1.63	$1.90	$1.44

Diluted	$1.62	$1.87	$1.42

Weighted average shares outstanding:
Basic	8,945	9,328	9,742
Diluted	8,996	9,470	9,886

Cash dividends declared per common share	$0.52	$0.44	$0.40

See accompanying notes.

PAGE	43

 Part II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2009	2008
Assets
Current assets:
Cash and cash equivalents	$6,076	$10,339
Short-term investments (including securities pledged as collateral of $1,540 and $2,491)	25,371	13,323

Total cash, cash equivalents, and short-term investments	31,447	23,662
Accounts receivable, net of allowance for doubtful accounts of $451 and $153	11,192	13,589
Inventories	717	985
Deferred income taxes	2,213	2,017
Other	3,711	2,989

Total current assets	49,280	43,242
Property and equipment, net of accumulated depreciation of $7,547 and $6,302	7,535	6,242
Equity and other investments	4,933	6,588
Goodwill	12,503	12,108
Intangible assets, net	1,759	1,973
Deferred income taxes	279	949
Other long-term assets	1,599	1,691

Total assets	$77,888	$72,793

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,324	$4,034
Short-term debt	2,000	–
Accrued compensation	3,156	2,934
Income taxes	725	3,248
Short-term unearned revenue	13,003	13,397
Securities lending payable	1,684	2,614
Other	3,142	3,659

Total current liabilities	27,034	29,886
Long-term debt	3,746	–
Long-term unearned revenue	1,281	1,900
Other long-term liabilities	6,269	4,721
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 8,908 and 9,151	62,382	62,849
Retained deficit, including accumulated other comprehensive income of $969 and $1,140	(22,824)	(26,563)

Total stockholders’ equity	39,558	36,286

Total liabilities and stockholders’ equity	$77,888	$72,793

See accompanying notes.

PAGE	44

 Part II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2009	2008	2007

Operations
Net income	$14,569	$17,681	$14,065
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other noncash items	2,562	2,056	1,440
Stock-based compensation	1,708	1,479	1,550
Net recognized losses (gains) on investments and derivatives	683	(572)	(292)
Excess tax benefits from stock-based compensation	(52)	(120)	(77)
Deferred income taxes	762	935	421
Deferral of unearned revenue	24,409	24,532	21,032
Recognition of unearned revenue	(25,426)	(21,944)	(19,382)
Changes in operating assets and liabilities:
Accounts receivable	2,215	(1,569)	(1,764)
Other current assets	(422)	153	232
Other long-term assets	(273)	(98)	(435)
Other current liabilities	(3,371)	(748)	(552)
Other long-term liabilities	1,673	(173)	1,558

Net cash from operations	19,037	21,612	17,796

Financing
Short-term borrowings, maturities of 90 days or less, net	1,178	–	–
Proceeds from issuance of debt, maturities longer than 90 days	4,796	–	–
Repayments of debt, maturities longer than 90 days	(228)	–	–
Common stock issued	579	3,494	6,782
Common stock repurchased	(9,353)	(12,533)	(27,575)
Common stock cash dividends	(4,468)	(4,015)	(3,805)
Excess tax benefits from stock-based compensation	52	120	77
Other	(19)	–	(23)

Net cash used in financing	(7,463)	(12,934)	(24,544)

Investing
Additions to property and equipment	(3,119)	(3,182)	(2,264)
Acquisition of companies, net of cash acquired	(868)	(8,053)	(1,150)
Purchases of investments	(36,850)	(20,954)	(36,308)
Maturities of investments	6,191	2,597	4,736
Sales of investments	19,806	25,132	41,451
Securities lending payable	(930)	(127)	(376)

Net cash from (used in) investing	(15,770)	(4,587)	6,089

Effect of exchange rates on cash and cash equivalents	(67)	137	56

Net change in cash and cash equivalents	(4,263)	4,228	(603)
Cash and cash equivalents, beginning of period	10,339	6,111	6,714

Cash and cash equivalents, end of period	$6,076	$10,339	$6,111

See accompanying notes.

PAGE	45

 Part II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30,	2009	2008	2007

Common stock and paid-in capital
Balance, beginning of period	$62,849	$60,557	$59,005
Common stock issued	567	3,504	6,783
Common stock repurchased	(2,611)	(3,022)	(6,162)
Stock-based compensation expense	1,708	1,479	1,550
Stock-based compensation income tax benefits (deficiencies)	(128)	253	(661)
Other, net	(3)	78	42

Balance, end of period	62,382	62,849	60,557

Retained deficit
Balance, beginning of period	(26,563)	(29,460)	(18,901)
Cumulative effect of a change in accounting principle – adoption of FIN 48	–	(395)	–
Cumulative effect of a change in accounting principle – adoption of EITF 06-2	–	(17)	–
Net income	14,569	17,681	14,065
Other comprehensive income:
Net unrealized gains on derivatives	302	18	14
Net unrealized gains (losses) on investments	(233)	(653)	326
Translation adjustments and other	(240)	121	85

Comprehensive income	14,398	17,167	14,490
Common stock cash dividends	(4,620)	(4,084)	(3,837)
Common stock repurchased	(6,039)	(9,774)	(21,212)

Balance, end of period	(22,824)	(26,563)	(29,460)

Total stockholders’ equity	$39,558	$36,286	$31,097

See accompanying notes.

PAGE	46

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

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Other Comprehensive Income (“OCI”).

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

Revenue for retail packaged products, products licensed to original equipment manufacturers (“OEMs”), and perpetual licenses for current products under our Open and Select volume licensing programs generally is recognized as products are shipped. A portion of the revenue related to Windows XP is recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the vendor-specific objective evidence of fair value for those elements using the residual method or relative fair value method. Unearned revenue due to undelivered elements is recognized

PAGE	47

 Part II

Item 8

ratably on a straight-line basis over the related products’ life cycles. Revenue related to Windows Vista is not subject to a similar deferral because there are no significant undelivered elements. However, Windows Vista revenue is subject to deferral as a result of the Windows 7 Upgrade Option program which started June 26, 2009. The program allows customers who purchase PCs from participating computer makers or retailers with certain versions of Windows Vista to receive an upgrade to the corresponding version of Windows 7 at minimal or no cost. In addition, purchasers of retail packaged Windows Vista may also qualify for a free or discounted upgrade to the equivalent Windows 7 product with participating retailers in participating markets when the product becomes generally available. Accordingly, estimated revenue related to the undelivered Windows 7 product is deferred until the product is delivered.

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

Revenue related to our Xbox 360 game console, games published by us, and other hardware components is generally recognized when ownership is transferred to the retailers. Revenue related to games published by third parties for use on the Xbox 360 platform is recognized when games are manufactured by the game publishers. Display advertising revenue is recognized as advertisements are displayed. Search advertising revenue is recognized when the ad appears in the search results or when the action necessary to earn the revenue has been completed. Consulting services revenue is recognized as services are rendered, generally based on the negotiated hourly rate in the consulting arrangement and the number of hours worked during the period. Consulting revenue for fixed-price services arrangements is recognized as services are provided.

Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Cost of Revenue

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to drive traffic to our website and/or acquire online advertising space (“traffic acquisitions costs”), costs incurred to support and maintain Internet-based products and services, warranty costs, inventory valuation adjustments, costs associated with the delivery of consulting services, and the amortization of capitalized research and development costs associated with software products that have reached technological feasibility. Capitalized research and development costs are amortized over the estimated lives of the products.

Product Warranty

We provide for the estimated costs of fulfilling our obligations under hardware and software warranties at the time the related revenue is recognized. For hardware warranties, we estimate the costs based on historical and projected product failure rates, historical and projected repair costs, and knowledge of specific product failures (if any). The specific hardware warranty terms and conditions vary depending upon the product sold and the country in which we do business, but generally include parts and labor over a period generally ranging from 90 days to three years. For software warranties, we estimate the costs to provide bug fixes, such as security patches, over the estimated life of the software.

Research and Development

Research and development expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. Such costs related to software development are included in research and development expense until

PAGE	48

 Part II

Item 8

the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, tradeshows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.4 billion, $1.2 billion, and $1.3 billion in fiscal years 2009, 2008, and 2007, respectively.

Employee Severance

We record employee severance when a specific plan has been approved by management, the plan has been communicated to employees, and it is unlikely that significant changes will be made to the plan.

Stock-Based Compensation

We account for stock-based compensation in accordance with SFAS No. 123(R), Share-Based Payment. Under the fair value recognition provisions of this statement, stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense over the applicable vesting period of the stock award (generally four to five years) using the straight-line method.

Income Taxes

Income tax expense includes U.S. and international income taxes, plus the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

Financial Instruments

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair value of these investments approximates their carrying value. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in market value, excluding other-than-temporary impairments, are reflected in OCI.

Equity and other investments classified as long-term include both debt and equity instruments. Debt and publicly-traded equity securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in market value, excluding other-than-temporary impairments, are reflected in OCI. Common and preferred stock and other investments that are restricted for more than one year or are not publicly traded are recorded at cost or using the equity method.

We lend certain fixed-income and equity securities to enhance investment income. The loaned securities continue to be carried as investments on our balance sheet. Collateral and/or security interests received (securities pledged as collateral) are determined based upon the underlying security lent and the creditworthiness of the borrower. Cash collateral is recorded as an asset with a corresponding liability.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. We employ a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to

PAGE	49

 Part II

Item 8

sell, the investment. For fixed income securities, we also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation. See Note 5 – Derivatives.

Our current financial liabilities, including our short-term debt, have fair values that approximate their carrying values. Our long-term financial liabilities consist of long-term debt which is recorded on the balance sheet at issuance price less unamortized discount.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In millions)	2009	2008	2007

Year Ended June 30,

Balance, beginning of period	$153	$117	$142
Charged to costs and other	360	88	64
Write-offs	(62)	(52)	(89)

Balance, end of period	$451	$153	$117

Inventories

Inventories are stated at the lower of cost or market, using the average cost method. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue.

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated life of the asset or the lease term, ranging from one to 15 years. Computer software developed or obtained for internal use is depreciated using the straight-line method over the estimated useful life of the software, generally three years.

Goodwill

Goodwill is tested for impairment on an annual basis and between annual tests if indicators of potential impairment exist, using a fair-value-based approach. During the second quarter of fiscal year 2009, we changed the date of our annual impairment test from July 1 to May 1. The change was made to more closely align the impairment testing date with our long-range planning and forecasting process. We believe the change in our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. See Note 10 – Goodwill.

PAGE	50

 Part II

Item 8

Intangible Assets

Intangible assets are amortized using the straight-line method over their estimated period of benefit, ranging from one to 10 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that may indicate the asset may be impaired. All of our intangible assets are subject to amortization. No material impairments of intangible assets have been identified during any of the periods presented.

Subsequent Events

We evaluated events occurring between the end of our most recent fiscal year and July 29, 2009, the date the financial statements were issued.

Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

On April 1, 2009, we adopted the Financial Accounting Standards Board (“FASB”) Staff Positions (“FSP”) FAS 157-4, FSP FAS 115-2 and FAS 124-2, and FSP FAS 107-1 and APB 28-1. These FSPs are intended to provide additional application guidance and enhance disclosures about fair value measurements and impairments of securities. FSP FAS 157-4 clarifies the objective and method of fair value measurement even when there has been a significant decrease in market activity for the asset being measured. FSP FAS 115-2 and FAS 124-2 establishes a new model for measuring other-than-temporary impairments for debt securities, including establishing criteria for when to recognize a write-down through earnings versus other comprehensive income. FSP FAS 107-1 and APB 28-1 expands the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments, to interim periods. Adoption of these FSPs did not have a significant impact on our accounting for financial instruments but did expand our associated disclosures.

On January 1, 2009, we adopted Statement of Financial Accounting Standards (“SFAS”) No. 161, Disclosures about Derivative Instruments and Hedging Activities, an amendment of FASB Statement No. 133. SFAS No. 161 requires additional disclosures about the Company’s objectives in using derivative instruments and hedging activities, the method of accounting for such instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, and its related interpretations, and tabular disclosures of the effects of such instruments and related hedged items on our financial position, financial performance, and cash flows. See Note 5 – Derivatives.

On July 1, 2008, we adopted SFAS No. 157, Fair Value Measurements, for all financial assets and liabilities and nonfinancial assets and liabilities that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). SFAS No. 157 defines fair value, establishes a framework for measuring fair value in generally accepted accounting principles, and expands disclosures about fair value measurements. This statement does not require any new fair value measurements, but provides guidance on how to measure fair value by providing a fair value hierarchy used to classify the source of the information. See Note 4 – Investments.

SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities-Including an amendment of FASB Statement No. 115, became effective for us on July 1, 2008. SFAS No. 159 gives us the irrevocable option to elect fair value for the initial and subsequent measurement for certain financial assets and liabilities on a contract-by-contract basis with the difference between the carrying value before election of the fair value option and the fair value recorded upon election as an adjustment to beginning retained deficit. As of June 30, 2009, we had not elected the fair value option for any eligible financial asset or liability.

Recent Accounting Pronouncements Not Yet Adopted

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R), which is effective for us beginning July 1, 2010. This Statement amends Financial Accounting Standards Board Interpretation (“FIN”) No. 46(R), Consolidation of Variable Interest Entities an interpretation of ARB No. 51, to require revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe the adoption of this pronouncement will not have a material impact on our financial statements.

In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for us to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except

PAGE	51

 Part II

Item 8

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

(In millions, except earnings per share)

Year Ended June 30,	2009	2008	2007

Net income available for common shareholders (A)	$14,569	$17,681	$14,065

Weighted average outstanding shares of common stock (B)	8,945	9,328	9,742
Dilutive effect of stock-based awards	51	142	144

Common stock and common stock equivalents (C)	8,996	9,470	9,886

Earnings per share:
Basic (A/B)	$1.63	$1.90	$1.44

Diluted (A/C)	$1.62	$1.87	$1.42

For the years ended June 30, 2009, 2008, and 2007, 342 million, 91 million, and 199 million shares, respectively, were attributable to outstanding stock-based awards and were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

PAGE	52

 Part II

Item 8

NOTE 3    OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)

Year Ended June 30,	2009	2008	2007

Dividends and interest	$706	$888	$1,319
Net recognized gains (losses) on investments	(125)	346	650
Net gains (losses) on derivatives	(558)	226	(358)
Net gains (losses) on foreign currency remeasurements	(509)	226	56
Other	(56)	(143)	(4)

Total	$(542)	$1,543	$1,663

Effective July 1, 2008, we began presenting gains and losses resulting from foreign currency remeasurements as a component of other income (expense). Prior to July 1, 2008, we included gains and losses resulting from foreign currency remeasurements as a component of sales and marketing expense. We changed our presentation because this better reflects how we manage these foreign currency exposures, as such gains and losses arising from the remeasurement of foreign currency transactions are incidental to our operations. For fiscal year 2009, $509 million of losses were reported as other income (expense). For fiscal years 2008 and 2007, $221 million and $86 million of gains, respectively, were previously recorded as a component of sales and marketing expense and have been recast as other income (expense).

Net recognized gains (losses) on investments included other-than-temporary impairments of $862 million, $312 million, and $25 million in fiscal years 2009, 2008, and 2007, respectively. Realized gains and losses from sales of available-for-sale securities (excluding other-than-temporary impairments) were $1.6 billion and $897 million, respectively, in fiscal year 2009, $751 million and $93 million, respectively, in fiscal year 2008, and $851 million and $176 million, respectively, in fiscal year 2007.

NOTE 4    INVESTMENTS

Investment Components, Including Associated Derivatives

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2009

Cash	$ 2,064	$ –	$ –	$2,064	$ 2,064	$ –	$ –
Mutual funds	1,007	–	(25)	982	900	82	–
Commercial paper	2,601	–	–	2,601	400	2,201	–
Certificates of deposit	555	–	–	555	275	280	–
U.S. Government and Agency securities	13,450	21	(5)	13,466	2,369	11,097	–
Foreign government bonds	3,450	71	(4)	3,517	–	3,517	–
Mortgage-backed securities	3,353	81	(16)	3,418	–	3,418	–
Corporate notes and bonds	4,361	287	(52)	4,596	–	4,596	–
Municipal securities	255	2	(1)	256	68	188	–
Common and preferred stock	4,015	627	(182)	4,460	–	–	4,460
Other investments	465	–	–	465	–	(8)	473

Total	$35,576	$1,089	$(285)	$36,380	$6,076	$25,371	$4,933

PAGE	53

 Part II

Item 8

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2008

Cash	$3,274	$–	$–	$3,274	$3,274	$–	$–
Mutual funds	1,044	15	(8)	1,051	835	136	80
Commercial paper	787	–	–	787	787	–	–
Certificates of deposit	1,580	–	–	1,580	1,373	207	–
U.S. Government and Agency securities	4,200	37	(4)	4,233	1,839	2,318	76
Foreign government bonds	3,466	15	(62)	3,419	–	3,419	–
Mortgage-backed securities	3,628	31	(25)	3,634	–	3,634	–
Corporate notes and bonds	5,013	91	(39)	5,065	2,122	2,943	–
Municipal securities	761	4	(4)	761	109	652	–
Common and preferred stock	4,815	1,224	(113)	5,926	–	–	5,926
Other investments	520	–	–	520	–	14	506

Total	$29,088	$1,417	$(255)	$30,250	$10,339	$13,323	$6,588

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater		Total
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Unrealized Losses

June 30, 2009

Mutual funds	$3	$(1)	$77	$(24)	$80	$(25)
U.S. Government and Agency securities	4,033	(5)	–	–	4,033	(5)
Foreign government bonds	1,444	(3)	669	(1)	2,113	(4)
Mortgage-backed securities	503	(16)	–	–	503	(16)
Corporate notes and bonds	713	(10)	504	(42)	1,217	(52)
Municipal securities	16	(1)	–	–	16	(1)
Common and preferred stock	1,154	(135)	120	(47)	1,274	(182)

Total	$7,866	$(171)	$1,370	$(114)	$9,236	$(285)

	Less than 12 Months		12 Months or Greater		Total
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value	Unrealized Losses

June 30, 2008

Mutual funds	$123	$(7)	$12	$(1)	$135	$(8)
U.S. Government and Agency securities	342	(4)	–	–	342	(4)
Foreign government bonds	2,241	(62)	–	–	2,241	(62)
Mortgage-backed securities	1,078	(25)	–	–	1,078	(25)
Corporate notes and bonds	807	(26)	925	(13)	1,732	(39)
Municipal securities	176	(3)	193	(1)	369	(4)
Common and preferred stock	598	(106)	28	(7)	626	(113)

Total	$5,365	$(233)	$1,158	$(22)	$6,523	$(255)

PAGE	54

 Part II

Item 8

At June 30, 2009, unrealized losses of $285 million consisted of: $79 million related to investment grade fixed-income securities, $24 million related to investments in high yield and emerging market fixed-income securities, $110 million related to domestic equity securities, and $72 million related to international equity securities. At June 30, 2008, unrealized losses of $255 million consisted of: $121 million related to investment grade fixed-income securities, $21 million related to investments in high yield and emerging market fixed-income securities, $99 million related to domestic equity securities, and $14 million related to international equity securities. Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2009.

At June 30, 2009, the recorded basis and estimated fair value of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded was $204 million. At June 30, 2008, the recorded basis and estimated fair value of these investments was $289 million. The estimate of fair value is based on publicly available market information or other estimates determined by management.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

Due in one year or less	$ 8,487	$ 6,750
Due after one year through five years	9,796	10,071
Due after five years through ten years	1,212	1,248
Due after ten years	2,759	2,819

Total	$22,254	$20,888

NOTE 5    DERIVATIVES

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Options and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of June 30, 2009, the total notional amount of such foreign exchange contracts was $7.2 billion. Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of June 30, 2009, the total notional amount of these foreign exchange contracts sold was $3.5 billion. Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of June 30, 2009, the total notional amounts of these foreign exchange contracts purchased and sold were $3.2 billion and $3.6 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price

PAGE	55

 Part II

Item 8

risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of June 30, 2009, the total notional amounts of designated and non-designated equity contracts purchased and sold were immaterial.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their various maturities. The average maturity of the fixed-income portfolio is managed to achieve economic returns which correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of June 30, 2009, the total notional amount of fixed-interest rate contracts purchased and sold were $2.7 billion and $456 million, respectively. In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency and mortgage-backed securities. These meet the definition of a derivative instrument under SFAS No. 133 in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of June 30, 2009, the total notional derivative amount of mortgage contracts purchased was $1.3 billion.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and facilitate portfolio diversification. We use credit default swaps as they are a low cost way of managing exposure to individual credit risks or groups of credit risks while continuing to improve liquidity. As of June 30, 2009, the total notional amounts of credit contracts purchased and sold were immaterial.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and facilitate portfolio diversification. We use swap and futures contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they are low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of June 30, 2009, the total notional amounts of commodity contracts purchased and sold were $543 million and $33 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, collateral will be required for posting, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2009, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral is required to be posted.

PAGE	56

 Part II

Item 8

Gross Fair Values of Derivative Instruments (Excluding FIN No. 39(a) Netting)

	June 30, 2009
(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

Assets
Derivatives not designated as hedging instruments
Short-term investments	$ 9	$78	$ 44	$ 21	$ 2	$ 154
Other current assets	48	–	–	–	–	48

Total	$ 57	$78	$ 44	$ 21	$ 2	$ 202
Derivatives designated as hedging instruments
Short-term investments	$ 12	$ –	$ –	$ –	$ –	$ 12
Other current assets	417	–	–	–	–	417
Equity and other investments	–	2	–	–	–	2

Total	$ 429	$ 2	$ –	$ –	$ –	$ 431

Total assets(b)	$ 486	$80	$ 44	$ 21	$ 2	$ 633

Liabilities
Derivatives not designated as hedging instruments
Other current liabilities	$(183)	$ (3)	$(20)	$(62)	$(6)	$(274)
Derivatives designated as hedging instruments
Other current liabilities	$ (75)	$ –	$ –	$ –	$ –	$ (75)

Total liabilities(b)	$(258)	$ (3)	$(20)	$(62)	$(6)	$(349)

(a)

FIN No. 39, Offsetting of Amounts Related to Certain Contracts – an interpretation of APB No. 10 and FASB Statement No. 105, permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists. These amounts include fair value adjustments related to our own credit risk and counterparty credit risk.

(b)	See Note 6 – Fair Value Measurements.

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

During fiscal year 2009, we recognized in other income (expense) the following gains (losses) on fair value hedged derivatives and their related hedged items:

(In millions)	Foreign Exchange Contracts	Equity Contracts

Derivatives	$121	$191
Hedged items	(120)	(211)

Total	$ 1	$ (20)

PAGE	57

 Part II

Item 8

Cash-Flow Hedges

For a derivative instrument designated as a cash-flow hedge, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income (“OCI”) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For options designated as cash-flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings. During fiscal year 2009, we recognized the following gains (losses) related to foreign exchange contracts:

(In millions)

Effective portion:
Gain recognized in OCI, net of tax effect of $472	$876
Gain reclassified from accumulated OCI into revenue	$884
Amount excluded from effectiveness assessment and ineffective portion:
Loss recognized in other income (expense)	$(314)

We estimate that $528 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2009.

Non-Designated Derivatives

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are recognized in other income (expense). Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) below are generally economically offset by unrealized gains (losses) in the underlying securities and are recorded as a component of OCI. The amounts recognized during fiscal year 2009 were as follows:

(In millions)

Foreign exchange contracts	$(234)
Equity contracts	(131)
Interest-rate contracts	5
Credit contracts	(18)
Commodity contracts	(126)

Total	$(504)

Gains (losses) for foreign exchange, equity, interest rate, credit, and commodity contracts presented in other income statement line items were immaterial for fiscal year 2009 and have been excluded from the table above.

NOTE 6    FAIR VALUE MEASUREMENTS

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

PAGE	58

 Part II

Item 8

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

Investments Other Than Derivatives

Investments other than derivatives primarily include U.S. Government and Agency securities, foreign government bonds, mortgage-backed securities, commercial paper, corporate notes and bonds, and common and preferred stock.

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 investments, such as domestic and international equities, U.S. treasuries, exchange-traded mutual funds, and agency securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. These investments are included in Level 2 and consist primarily of corporate notes and bonds, foreign government bonds, mortgage-backed securities, commercial paper, and certain agency securities. Our Level 3 assets primarily include investments in certain corporate bonds. We value the Level 3 corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair values of the investments.

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

PAGE	59

 Part II

Item 8

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following table presents our assets and liabilities at June 30, 2009, which are measured at fair value on a recurring basis:

(In millions)
	Level 1	Level 2	Level 3	Gross Fair Value	FIN No. 39 Netting(a)	Net Fair Value

Assets
Mutual funds	$ 982	$ –	$ –	$ 982	$ –	$ 982
Commercial paper	–	2,601	–	2,601	–	2,601
Certificates of deposit	–	555	–	555	–	555
U.S. Government and Agency securities	7,134	6,105	–	13,239	–	13,239
Foreign government bonds	501	3,022	–	3,523	–	3,523
Mortgage-backed securities	–	3,593	–	3,593	–	3,593
Corporate notes and bonds	–	4,073	253	4,326	–	4,326
Municipal securities	–	256	–	256	–	256
Common and preferred stock	4,218	28	5	4,251	–	4,251
Derivatives	5	623	5	633	(235)	398

Total	$12,840	$20,856	$263	$33,959	$(235)	$33,724

Liabilities
Derivatives	$ 5	$ 344	$ –	$ 349	$(231)	$ 118

(a)

FIN No. 39, Offsetting of Amounts Related to Certain Contracts – an interpretation of APB No. 10 and FASB Statement No. 105, permits the netting of derivative assets and derivative liabilities when a legally enforceable master netting agreement exists. These amounts include fair value adjustments related to our own credit risk and counterparty credit risk.

Changes in Level 3 Instruments Measured at Fair Value on a Recurring Basis

The majority of our Level 3 instruments consist of investment securities classified as available-for-sale with changes in fair value included in other comprehensive income. The following table presents the changes in Level 3 instruments measured on a recurring basis for the year ended June 30, 2009:

(In millions)
	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Balance, beginning of period	$138	$ 8	$ 71	$217
Total realized and unrealized gains (losses):
Included in other income (expense)	(6)	(6)	51	39
Included in other comprehensive income	111	–	–	111
Purchases, issuances, and settlements	–	5	(119)	(114)
Transfers in (out)	10	(2)	2	10

Balance, end of period	$253	$ 5	$ 5	$263

Change in unrealized gains (losses) included in other income (expense) related to assets held as of June 30, 2009	$ (7)	$ (5)	$ 4	$ (8)

PAGE	60

 Part II

Item 8

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis. These assets are recognized at fair value when they are deemed to be other-than-temporarily impaired. At June 30, 2009, the fair value of the common and preferred stock that we held that was required to be measured at fair value on a non-recurring basis was $164 million. This fair value was determined using models with significant unobservable inputs.

In accordance with the provisions of Accounting Principles Board Opinion No. 18, The Equity Method of Accounting for Investments in Common Stock, we review the carrying values of our investments when events and circumstances warrant, and we consider all available evidence in evaluating when declines in fair value are other than temporary. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections. An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other than temporary. During the fiscal year ended June 30, 2009, impairment charges of $86 million were recognized for certain investments measured at fair value on a nonrecurring basis as the decline in their respective fair values below their cost was determined to be other than temporary in all instances.

NOTE 7    INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2009	2008

Raw materials	$170	$417
Work in process	45	31
Finished goods	502	537

Total	$717	$985

NOTE 8 PROPERTY AND EQUIPMENT The components of property and equipment were as follows:
(In millions)

June 30,	2009	2008

Land	$ 526	$ 518
Buildings and improvements	5,886	4,302
Leasehold improvements	1,938	1,728
Computer equipment and software	4,989	4,475
Furniture and equipment	1,743	1,521

Total, at cost	15,082	12,544
Accumulated depreciation	(7,547)	(6,302)

Total, net	$ 7,535	$ 6,242

Property and equipment are stated at cost. Depreciation is computed principally on the straight-line method over the estimated useful lives of the assets. The useful lives for buildings range from five to 15 years, leasehold improvements generally range from two to 10 years (representing the applicable lease terms plus reasonably assured extensions), computer equipment and software range from two to three years, and furniture and equipment range from one to five years. Land is not depreciated.

PAGE	61

 Part II

Item 8

During fiscal years 2009, 2008, and 2007, depreciation expense was $1.7 billion, $1.4 billion, and $1.2 billion, respectively. The majority of depreciation expense in all years related to computer equipment.

NOTE 9    ACQUISITIONS

We acquired nine entities during fiscal year 2009 for total consideration of $925 million, substantially all of which was paid in cash. All of the entities have been consolidated into our results of operations since their respective acquisition dates. The purchase price allocations for these acquisitions are preliminary for up to 12 months after the acquisition dates and are subject to revision as more detailed analyses are completed and additional information about the fair values of assets and liabilities becomes available. Any change in the estimated fair value of the net assets of the acquired companies within this timeframe will change the amount of the purchase price allocable to goodwill. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.

NOTE 10    GOODWILL

Changes in the carrying amount of goodwill for fiscal years 2009 and 2008 by segment were as follows:

(In millions)
	Balance as of June 30, 2007	Acquisitions	Purchase Accounting Adjustments and Other	Balance as of June 30, 2008	Acquisitions	Purchase Accounting Adjustments and Other	Balance as of June 30, 2009

Client	$ 77	$ 77	$ (1)	$ 153	$ 1	$ (77)	$ 77
Server and Tools	580	90	68	738	233	67	1,038
Online Services Business	552	5,775	(53)	6,274	447	(64)	6,657
Microsoft Business Division	3,132	1,073	(14)	4,191	_	(264)	3,927
Entertainment and Devices Division	419	354	(21)	752	58	(6)	804

Total	$4,760	$7,369	$(21)	$12,108	$739	$(344)	$12,503

None of the amounts recorded as goodwill are expected to be deductible for tax purposes. The purchase price allocations for all of the acquisitions are preliminary for up to 12 months after the acquisition date and are subject to revision as more detailed analyses are completed and additional information about fair value of the assets and liabilities become available. Any change in the fair value of the net assets of the acquired company within this timeframe will change the amount of the purchase price allocable to goodwill. Changes in goodwill amounts resulting from foreign currency translations are included in “purchase accounting adjustments and other” in the above table.

We test goodwill for impairment annually at the reporting unit level using a fair value approach, in accordance with the provisions of SFAS No. 142, Goodwill and Other Intangible Assets. During the second quarter of fiscal year 2009, we changed the date of our annual impairment test from July 1 to May 1. The change was made to more closely align the impairment testing date with our long-range planning and forecasting process. We believe the change in our annual impairment testing date did not delay, accelerate, or avoid an impairment charge. We have determined that this change in accounting principle is preferable under the circumstances and does not result in adjustments to our financial statements when applied retrospectively. During fiscal year 2009, the annual impairment test was performed as of July 1, 2008 and was performed again as of May 1, 2009.

PAGE	62

 Part II

Item 8

NOTE 11    INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)

June 30,	2009			2008
	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Contract-based	$1,087	$ (855)	$ 232	$1,074	$ (796)	$ 278
Technology-based	2,033	(1,090)	943	1,677	(672)	1,005
Marketing-related	188	(97)	91	171	(65)	106
Customer-related	732	(239)	493	708	(124)	584

Total	$4,040	$(2,281)	$1,759	$3,630	$(1,657)	$1,973

During fiscal year 2009 and 2008, we recorded additions to intangible assets of $354 million and $1.6 billion, respectively. We estimate that we have no significant residual value related to our intangible assets.

The components of intangible assets acquired during fiscal years 2009 and 2008 were as follows:

(In millions)

Year Ended June 30,	2009		2008
	Amount	Weighted Average Life	Amount	Weighted Average Life

Contract-based	$ 26	4 years	$ 91	6 years
Technology-based	293	4 years	787	4 years
Marketing-related	7	5 years	116	5 years
Customer-related	28	2 years	589	6 years

Total	$354		$1,583

Acquired intangibles generally are amortized on a straight-line basis over their weighted average lives. Intangible assets amortization expense was $591 million for fiscal year 2009, $472 million for fiscal year 2008, and $236 million for fiscal year 2007. The following table outlines the estimated future amortization expense related to intangible assets as of June 30, 2009:

(In millions)

Year Ended June 30,	Amount

2010	$ 562
2011	511
2012	455
2013	191
2014 and thereafter	40

Total	$1,759

PAGE	63

 Part II

Item 8

NOTE 12    DEBT

Short-term Debt

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Pursuant to the authorization, we established a commercial paper program providing for the issuance and sale of up to $2.0 billion in short-term commercial paper. As of June 30, 2009, $2.0 billion of the commercial paper was issued and outstanding with a weighted average interest rate, including issuance costs, of 0.20% and maturities of 22 to 119 days. The estimated fair value of this commercial paper approximates its carrying value.

In September 2008, we also entered into a $2.0 billion six-month senior unsecured credit facility, principally to support the commercial paper program. In November 2008, we replaced the six-month credit facility with a $2.0 billion 364-day credit facility. This credit facility expires on November 6, 2009. In March 2009, we entered into an additional credit facility. This $1.0 billion 364-day credit facility expires on March 12, 2010. As of June 30, 2009, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against these credit facilities during the year ended June 30, 2009.

Long-term Debt

In November 2008, we filed a shelf registration statement with the U.S. Securities and Exchange Commission that allows us to issue debt securities from time to time pursuant to the September 2008 authorization for debt financings of up to $6.0 billion. In May 2009, we issued $3.75 billion of debt securities under that registration statement (“Notes”). Interest on the Notes will be payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2009, to holders of record on the preceding May 15 and November 15. The Notes are senior unsecured obligations and will rank equally with our other unsecured and unsubordinated debt outstanding.

The components of long-term debt as of June 30, 2009 were as follows:

(In millions)

2.95% Notes due on June 1, 2014	$2,000
4.20% Notes due on June 1, 2019	1,000
5.20% Notes due on June 1, 2039	750
Unamortized debt discount	(4)

Total	$3,746

Maturities of long-term debt for the next five years are as follows:

(In millions)

Year Ended June 30,	Amount

2010	$–
2011	–
2012	–
2013	–
2014	2,000
Thereafter	1,750

Total	$3,750

As of June 30, 2009, the total carrying value and estimated fair value of our long-term debt were $3.75 billion and $3.74 billion, respectively. The estimate of fair value is based on quoted prices for our publicly-traded debt as of June 30, 2009. The effective interest yields of the Notes due in 2014, 2019, and 2039 were 3.00%, 4.29%, and 5.22%, respectively, at June 30, 2009.

PAGE	64

 Part II

Item 8

NOTE 13    INCOME TAXES

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2009	2008	2007

Current taxes:
U.S. Federal	$3,159	$4,357	$4,593
U.S. State and Local	192	256	154
International	1,139	1,007	957

Current taxes	4,490	5,620	5,704
Deferred taxes	762	513	332

Provision for income taxes	$5,252	$6,133	$6,036

U.S. and international components of income before income taxes were as follows:
(In millions)

Year Ended June 30,	2009	2008	2007

U.S.	$ 5,529	$12,682	$12,902
International	14,292	11,132	7,199

Income before income taxes	$19,821	$23,814	$20,101

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

Year Ended June 30,	2009	2008	2007

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(9.3)%	(7.0)%	(5.1)%
Internal Revenue Service settlement	–%	(5.8)%	–%
European Commission fine	–%	2.1%	–%
Other reconciling items, net	0.8%	1.5%	0.1%

Effective rate	26.5%	25.8%	30.0%

In general, other reconciling items consist of interest, U.S. state income taxes, domestic production deductions, and research credits. In fiscal years 2009 and 2008, there were no individually significant other reconciling items. Other reconciling items in fiscal year 2007 included the impact of a $195 million reduction resulting from various changes in tax positions taken in prior periods, related primarily to favorable developments in an IRS position and multiple foreign audit assessments.

PAGE	65

 Part II

Item 8

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2009	2008

Deferred income tax assets:
Stock-based compensation expense	$2,004	$2,225
Other expense items	1,595	1,933
Unearned revenue	743	928
Impaired investments	236	331
Other revenue items	120	91

Deferred income tax assets	$4,698	$5,508

Deferred income tax liabilities:
International earnings	$(1,191)	$(1,300)
Unrealized gain on investments	(516)	(513)
Other	(499)	(729)

Deferred income tax liabilities	(2,206)	(2,542)

Net deferred income tax assets	$2,492	$2,966

Reported as:
Current deferred income tax assets	$2,213	$2,017
Long-term deferred income tax assets	279	949

Net deferred income tax assets	$2,492	$2,966

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $18.0 billion resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the United States. The unrecognized deferred tax liability associated with these temporary differences is approximately $5.4 billion.

Income taxes paid were $6.6 billion in fiscal year 2009, $5.4 billion in fiscal year 2008, and $5.2 billion in fiscal year 2007.

Uncertain Tax Positions

As of June 30, 2009, we had $5.4 billion of unrecognized tax benefits of which $4.4 billion, if recognized, would affect our effective tax rate. As of June 30, 2008, we had $3.2 billion of unrecognized tax benefits of which $2.3 billion, if recognized, would affect our effective tax rate.

Interest and penalties related to unrecognized tax benefits are included in income tax expense. Such interest totaled $230 million in fiscal year 2009 and $121 million in fiscal year 2008. As of June 30, 2009 and 2008, we had accrued interest related to uncertain tax positions of $554 million and $324 million, respectively, net of federal income tax benefits, on our balance sheets.

PAGE	66

 Part II

Item 8

The aggregate changes in the balance of unrecognized tax benefits were as follows:

(In millions)

Year Ended June 30,	2009	2008

Balance, beginning of year	$3,195	$7,076
Decreases related to settlements	(82)	(4,787)
Increases for tax positions related to the current year	2,203	934
Increases for tax positions related to prior years	239	66
Decreases for tax positions related to prior years	(132)	(80)
Reductions due to lapsed statute of limitations	(20)	(14)

Balance, end of year	$5,403	$3,195

During fiscal year 2008, we reached a settlement with the Internal Revenue Service (“IRS”) on its 2000-2003 examination. As a result, we reduced our unrecognized tax benefits by $4.8 billion and recognized a tax provision reduction of $1.2 billion. As a result of the 2000-2003 settlement and the related impact on subsequent years, we paid the IRS approximately $4.1 billion during fiscal year 2009.

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

NOTE 14    UNEARNED REVENUE

Unearned revenue is comprised of the following items:

Volume licensing programs

Represents customer billings for multi-year licensing arrangements, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period.

Undelivered elements

Represents the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis and free post-delivery telephone support. This revenue deferral is applicable for Windows XP and prior versions shipped as retail packaged products, products licensed to OEMs, and perpetual licenses for current products under our Open and Select volume licensing programs. The amount recorded as unearned is based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. Product life cycles are currently estimated at three and one-half years for Windows operating systems. Undelivered elements include $276 million of deferred revenue related to the Windows 7 Upgrade Option program.

Other

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

PAGE	67

 Part II

Item 8

The components of unearned revenue were as follows:

(In millions)

June 30,	2009	2008

Volume licensing programs	$11,350	$12,232
Undelivered elements	1,083	1,396
Other	1,851	1,669

Total	$14,284	$15,297

Unearned revenue by segment was as follows:

(In millions)

June 30,	2009	2008

Client	$2,345	$2,738
Server and Tools	4,732	5,007
Microsoft Business Division	6,508	7,101
Other segments	699	451

Total	$14,284	$15,297

NOTE 15    OTHER LONG-TERM LIABILITIES

(In millions)

June 30,	2009	2008

Tax contingencies and other tax liabilities	$5,515	$3,812
Legal contingencies	407	530
Product warranty	132	278
Other	215	101

Total	$6,269	$4,721

NOTE 16    COMMITMENTS AND GUARANTEES

We have committed $621 million for constructing new buildings as of June 30, 2009.

We have operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for operating leases was $475 million, $398 million, and $325 million, in fiscal years 2009, 2008, and 2007, respectively. Future minimum rental commitments under noncancellable operating leases in place as of June 30, 2009 are as follows:

(In millions)

Year Ended June 30,	Amount

2010	$457
2011	370
2012	309
2013	252
2014 and thereafter	997

$2,385

PAGE	68

 Part II

Item 8

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. We evaluate estimated losses for these indemnifications under SFAS No. 5, Accounting for Contingencies, as interpreted by FIN No. 45, Guarantor’s Accounting and Disclosure Requirements for Guarantees, including Indirect Guarantees of Indebtedness of Others. We consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered significant costs as a result of these obligations and have not accrued any liabilities related to these indemnifications in our financial statements.

Product Warranty

The changes in our aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on our balance sheets, were as follows:

(In millions)

Year Ended June 30,	2009	2008

Balance, beginning of year	$692	$850
Accruals for warranties issued	161	365
Adjustments to pre-existing warranties	–	36
Settlements of warranty claims	(511)	(559)

Balance, end of year	$342	$692

NOTE 17    CONTINGENCIES

Government Competition Law Matters

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

In January 2008, the Commission opened a competition law investigation relating to the inclusion of various capabilities in our Windows operating system software, including Web browsing software. The investigation was precipitated by a complaint filed with the Commission by Opera Software ASA, a firm that offers Web browsing software. On January 15, 2009, the European Commission issued a statement of objections expressing the Commission’s preliminary view that the inclusion of Internet Explorer in Windows since 1996 has violated European competition law. According to the statement of objections, other browsers are foreclosed from competing because Windows includes Internet Explorer. We filed our written response to the statement of objections in late April 2009. The European Commission will not make a final determination until after it assesses our response and considers submissions from others, a process that is now underway. The statement of objections seeks to impose a remedy that is different than the remedy imposed in the earlier proceeding concerning Windows Media Player. While computer users and OEMs are already free to run any Web browsing software on Windows, the Commission is considering ordering other changes to further promote the prospects of competing browser software. This may include ordering creation of a “ballot screen” from which computer users could choose from among a variety of browsers. The statement of objections also seeks to impose a significant fine based on worldwide sales of Windows operating systems. In January 2008, the Commission opened an additional competition law investigation that relates primarily to interoperability with respect to our Microsoft Office family of products. This investigation resulted from complaints filed with the Commission by a trade association of Microsoft’s competitors. On July 24, 2009 we submitted a proposal to the Commission to resolve the investigation concerning Internet Explorer. Under this proposal, European consumers who use Internet Explorer as their default browser would be shown a “ballot screen” from which they could, if they wished, easily install competing browsers from the Web. We also submitted a proposal regarding means

PAGE	69

 Part II

Item 8

of promoting greater interoperability between non-Microsoft products and our Windows and Office families of products. We made this proposal following extensive discussions with the Commission. In a statement issued on July 24, 2009, the Commission stated it welcomes our proposals. We understand the Commission will now consider them, which will likely entail seeking input from a range of industry participants.

We are subject to a Consent Decree and Final Judgment (“Final Judgments”) that resolved lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions. The Final Judgments imposed various constraints on our Windows operating system businesses. Originally, the Final Judgments were scheduled to expire in November 2007. In 2006, we voluntarily agreed to extend certain elements of the Final Judgments to November 2009. The U.S. Department of Justice and other states advised the Court that they would not seek any extension of the Final Judgments to which they are party. In January 2008, the court issued a decision granting the states’ motion to extend these additional provisions of the Final Judgments until November 2009. On April 16, 2009, we agreed with the Department of Justice and the states, respectively, to extend the Final Judgments to May 2011, and submitted to the U.S. District Court for the District of Columbia joint motions for this extension. In April 2009, the Court entered an order approving the extension.

In other ongoing investigations, various foreign governments and several state attorneys general have requested information from us concerning competition, privacy, and security issues.

Antitrust, Unfair Competition, and Overcharge Class Actions

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

The settlements in all states except Arizona have received final court approval. Cases in Canada have not been settled. We estimate the total cost to resolve all of the overcharge class action cases will range between $1.8 billion and $2.0 billion. The actual cost depends on factors such as the claim rate, the quantity and mix of products for which claims are made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims. At June 30, 2009, we have recorded a liability related to these claims of approximately $800 million, which reflects our estimated exposure of $1.8 billion less payments made to date of approximately $1.0 billion mostly for vouchers, legal fees, and administrative expenses.

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. filed a complaint in U.S. District Court, asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. This case was transferred to Maryland. In June 2005, the trial court granted our motion to dismiss four of nine claims of the complaint. Both parties appealed, and in October 2007, the court of appeals affirmed the decision of the trial court, and remanded the case to that court for further proceedings. Fact discovery has closed and summary judgment motions are expected to be filed in the fall.

Patent and Intellectual Property Claims

In 2003 we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents (although this action began before the merger of Alcatel and Lucent in 2006, for simplicity we refer to the post-merger entity of Alcatel-Lucent). In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a trial on a consolidated group of one video and three user interface patents. The jury concluded that we had infringed two user interface patents and awarded $367 million in damages. In June 2008, the trial judge increased the amount of damages to $512 million to include $145 million of interest. We have appealed that award to the Federal Circuit. In December 2008, we entered into a settlement agreement resolving all other litigation

PAGE	70

 Part II

Item 8

pending between Microsoft and Alcatel-Lucent, leaving approximately $500 million remaining in dispute. In April 2009, the U.S. Patent and Trademark Office, after a reexamination of the remaining patent in dispute, determined that the patent was invalid and Alcatel-Lucent has appealed that ruling.

In October 2003, Uniloc USA Inc., a subsidiary of a Singapore-based security technology company, filed a patent infringement suit in U.S. District Court in Rhode Island, claiming that product activation technology in Windows XP and certain other Microsoft programs violated a Uniloc patent. After we obtained a favorable summary judgment that we did not infringe any of the claims of this patent, the court of appeals vacated the trial court decision and remanded the case for trial. In April 2009, the jury returned a $388 million verdict against us, including a finding of willful infringement. We are seeking to overturn this verdict via post-trial motions and, if necessary, will appeal, based on evidence that our product activation technology does not infringe the patent, that the patent is invalid, and that the damages were unsupported. With pre-judgment interest, approximately $500 million is in dispute.

In March 2007, i4i Limited Partnership, based in Canada, sued Microsoft in U.S. District Court in the Eastern District of Texas, claiming that certain custom XML technology in Word 2003 and 2007 infringed i4i’s patent. In May 2009, a jury returned a verdict against us, finding damages of $200 million and that we willfully infringed the patent. Our defense of inequitable conduct has not yet been ruled upon, and we are also seeking to overturn the verdict via post-trial motions and, if necessary, via appeal. With pre-judgment interest, approximately $240 million is in dispute.

There are over 50 other patent infringement cases pending against Microsoft, 10 of which are set for trial in fiscal year 2010.

Other

We also are subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial position, our results of operations, or our cash flows, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

As of June 30, 2009, we had accrued aggregate liabilities of approximately $800 million in other current liabilities and approximately $400 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could be up to $2.2 billion in aggregate beyond recorded amounts. The foregoing amount does not include the January 15, 2009 European Commission statement of objections, the outcome and range of which is not reasonably estimable. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operations, and cash flows for the period in which the effects become reasonably estimable.

NOTE 18    STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2009	2008	2007

Balance, beginning of year	9,151	9,380	10,062
Issued	75	173	289
Repurchased	(318)	(402)	(971)

Balance, end of year	8,908	9,151	9,380

Share Repurchases

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 to buy back up to $40.0 billion of Microsoft common stock. On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program

PAGE	71

 Part II

Item 8

authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013. As of June 30, 2009, approximately $34.5 billion remained of the $40.0 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program may be suspended or discontinued at any time without prior notice.

We repurchased the following shares of common stock under the above-described repurchase plans:

(In millions)

Year Ended June 30,	2009(a)		2008(b)		2007(c)
	Shares	Amount	Shares	Amount	Shares	Amount

First quarter	223	$5,966	81	$ 2,348	285	$ 6,965
Second quarter	95	2,234	120	4,081	205	6,037
Third quarter	–	–	30	1,020	238	6,744
Fourth quarter	–	–	171	4,975	243	7,367

Total	318	$8,200	402	$12,424	971	$27,113

(a)

Of the 318 million shares of common stock repurchased in fiscal year 2009, 101 million shares were repurchased for $2.7 billion under the repurchase plan approved by our Board of Directors during the first quarter of fiscal year 2007. The remaining shares were repurchased under the repurchase plan approved by our Board of Directors on September 22, 2008.

(b)	All shares repurchased in fiscal year 2008 were repurchased under the repurchase plan approved by our Board of Directors on July 20, 2006.
(c)

Of the 971 million shares of common stock repurchased in fiscal year 2007, 155 million shares were repurchased for $3.8 billion under our tender offer in the first quarter of fiscal year 2007. The remaining shares were repurchased under the repurchase plan approved by our Board of Directors on July 20, 2006.

Dividends

In fiscal year 2009, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)		Payment Date

September 19, 2008	$0.13	November 20, 2008	$1,157		December 11, 2008
December 10, 2008	$0.13	February 19, 2009	$1,155		March 12, 2009
March 9, 2009	$0.13	May 21, 2009	$1,158		June 18, 2009
June 10, 2009	$0.13	August 20, 2009	$1,158	(a)	September 10, 2009

(a)	The dividend declared on June 10, 2009 will be paid after the filing date of this report on Form 10-K and was included in other current liabilities as of June 30, 2009.

In fiscal year 2008, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount (in millions)		Payment Date

September 12, 2007	$0.11	November 15, 2007	$1,034		December 13, 2007
December 19, 2007	$0.11	February 21, 2008	$1,023		March 13, 2008
March 17, 2008	$0.11	May 15, 2008	$1,020		June 12, 2008
June 11, 2008	$0.11	August 21, 2008	$ 998	(a)	September 11, 2008

(a)	The dividend declared on June 11, 2008 was included in other current liabilities as of June 30, 2008.

Other

On July 1, 2007, we adopted the provisions of FIN No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, which provides a financial statement recognition threshold and

PAGE	72

 Part II

Item 8

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

NOTE 19    OTHER COMPREHENSIVE INCOME

The activity in other comprehensive income and related income tax effects were as follows:

(In millions)

Year Ended June 30,	2009	2008	2007

Net unrealized gains on derivatives:
Unrealized gains, net of tax effects of $472, $46, and $66	$ 876	$ 86	$123
Reclassification adjustment for gains included in net income, net of tax effects of $(309), $(36), and $(59)	(574)	(68)	(109)

Net unrealized gains on derivatives	302	18	14

Net unrealized gains (losses) on investments:
Unrealized gains (losses), net of tax effects of $(142), $(234), and $393	(263)	(435)	730
Reclassification adjustment for losses (gains) included in net income, net of tax effects of $16, $(117), and $(217)	30	(218)	(404)

Net unrealized gains (losses) on investments	(233)	(653)	326

Translation adjustments and other	(240)	121	85

Other comprehensive income (loss)	$(171)	$(514)	$425

The components of accumulated other comprehensive income were as follows:
(In millions)

Year Ended June 30,	2009	2008	2007

Net unrealized gains on derivatives	$437	$ 135	$ 117
Net unrealized gains on investments	502	735	1,388
Translation adjustments and other	30	270	149

Accumulated other comprehensive income	$969	$1,140	$1,654

NOTE 20 EMPLOYEE STOCK AND SAVINGS PLANS Stock-based compensation expense and related income tax benefits were as follows:

(In millions)	2009	2008	2007

Year Ended June 30,

Total stock-based compensation expense	$1,708	$1,479	$1,550
Income tax benefits related to stock-based compensation	$ 598	$ 518	$ 542

PAGE	73

 Part II

Item 8

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

(Shares in millions)	2009	2008	2007

Year Ended June 30,

Shares purchased	24	18	17
Average price per share	$20.13	$26.78	$25.36

At June 30, 2009, 83 million shares were reserved for future issuance.

Savings Plan

We have a savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute up to 50% of their salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Matching contributions for all plans were $262 million, $238 million, and $218 million in fiscal years 2009, 2008, and 2007, respectively, and were expensed as contributed. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the U.S. plan include Microsoft common stock, but neither participant nor our matching contributions are required to be invested in Microsoft common stock.

Stock Plans

We have stock plans for directors and for officers, employees, consultants, and advisors. At June 30, 2009, an aggregate of 714 million shares were authorized for future grant under our stock plans, which cover stock options, stock awards, and shared performance stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares to satisfy stock option exercises.

Stock Awards

Stock awards (“SAs”) are grants that entitle the holder to shares of Microsoft common stock as the award vests. Our SAs generally vest over a five-year period.

Shared Performance Stock Awards

Shared performance stock awards (“SPSAs”) are a form of SA in which the number of shares ultimately received depends on our business performance against specified performance targets.

The Company granted SPSAs for fiscal years 2009, 2008, and 2007 with performance periods of July 1, 2008 through June 30, 2009, July 1, 2007 through June 30, 2008, and July 1, 2006 through June 30, 2007, respectively. At the end of each performance period, the number of shares of stock subject to the award is determined by multiplying the target award by a percentage ranging from 0% to 150%. The percentage is based on performance metrics for the performance period, as determined by the Compensation Committee of the Board of Directors in its sole discretion. An additional number of shares, approximately 12.2% of the total target SPSAs, are available as additional awards to participants based on individual performance. One-quarter of the shares of stock subject to each award vest following the end of the performance period, and an additional one-quarter of the shares vest on each of the following three anniversaries of the grant date. Following the end of the fiscal year 2008 and 2007 performance periods, the Compensation Committee of the Board of Directors determined that the number of shares of SPSAs to be issued were 18 million and 11 million respectively, based on the actual performance against metrics established for the performance period. The number of shares of SPSAs to be issued for the fiscal year 2009 performance period will be determined in the first quarter of fiscal year 2010.

PAGE	74

 Part II

Item 8

Executive Officer Incentive Plan

In fiscal year 2009, the Compensation Committee approved a new Executive Officer Incentive Plan (“EOIP”) for executive officers of the Company. The EOIP replaced the annual cash bonus opportunity and equity award plans for executive officers. Under the EOIP, the Compensation Committee makes awards of performance-based compensation for specified performance periods. For fiscal year 2009, executive officers were eligible to receive annual awards comprised of cash and SAs from an incentive pool funded based on the achievement of operating income targets. Following approval of the awards for fiscal year 2009, 20% of the award will be paid to the executive officers in cash, and the remaining 80% will be converted into an SA for shares of Microsoft common stock. The SA portion of the award will vest one-quarter immediately after the award is approved following fiscal year 2009, and one-quarter on August 31 of each of the following three years.

The Company will grant awards to the executive officers in September 2009 based on the performance period of July 1, 2008 through June 30, 2009, from an incentive pool equal to 0.35% of the Company’s fiscal year 2009 operating income. Each executive officer will receive a fixed percentage of the pool ranging between 0 and 150% of a target based on an assessment of the executive officer’s performance during fiscal year 2009. The number of shares subject to the SA portion of the award will be determined by dividing the value of the award by the closing price of Microsoft common stock on August 31, 2009.

Activity for All Stock Plans

We measure the fair value of SAs and SPSAs based upon the market price of the underlying common stock as of the date of grant, reduced by the present value of estimated future dividends. SAs and SPSAs EOIP are amortized over their applicable vesting period (generally four to five years) using the straight-line method. The fair value of each award grant is estimated on the date of grant using the following assumptions:

	2009	2008	2007

Year Ended June 30,

Dividends per share (quarterly amounts)	$0.11 - $0.13	$0.10 - $0.11	$0.09 - $0.10
Interest rates range	1.4% - 3.6%	2.5% - 4.9%	4.3% -5.3%

During fiscal year 2009, the following activity occurred under our existing plans:

	Shares (In millions)	Weighted Average Grant-Date Fair Value

Stock awards:
Nonvested balance, beginning of year	153	$26.12
Granted	91	$24.95
Vested	(43)	$25.56
Forfeited	(10)	$26.08

Nonvested balance, end of year	191	$25.69

Shared performance stock awards:
Nonvested balance, beginning of year	36	$26.14
Granted	10	$25.93
Vested	(18)	$25.07
Forfeited	–	–

Nonvested balance, end of year	28	$26.79

As of June 30, 2009, there was $3.8 billion and $551 million of total unrecognized compensation costs related to SAs and SPSAs, respectively. These costs are expected to be recognized over a weighted average period of 3.5 years and 2.5 years, respectively.

PAGE	75

 Part II

Item 8

During fiscal year 2008 and 2007, the following activity occurred under our plans:

(In millions, except fair values)	2008	2007

Stock awards granted	71	57
Weighted average grant-date fair value	$27.83	$25.15
Shared performance stock awards granted	19	11
Weighted average grant-date fair value	$27.82	$25.18

Stock Options

In fiscal year 2004, we began granting employees SAs rather than stock options as part of our equity compensation plans. Since then, stock options issued to employees have been issued primarily in conjunction with business acquisitions. Nonqualified stock options were granted to our directors under our non-employee director stock plan until 2004 when we began granting directors SAs. Nonqualified and incentive stock options were granted to certain officers and employees under our employee stock plans. Options granted between 1995 and 2001 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire 10 years from the date of grant. Options granted after 2001 vest over four and one-half years and expire 10 years from the date of grant. We granted one million, 10 million, and two million stock options, respectively, in conjunction with business acquisitions during fiscal years 2009, 2008, and 2007.

Employee stock options outstanding were as follows:

	Shares (In millions)	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term (Years)	Aggregate Intrinsic Value (In millions)

Balance, July 1, 2008	364	$28.12
Granted	1	$ 2.14
Exercised	(6)	$22.44
Canceled	(28)	$30.31
Forfeited	(1)	$10.50

Balance, June 30, 2009	330	$27.99	1.99	$318
Exercisable, June 30, 2009	327	$27.99	1.98	$271

Options outstanding as of June 30, 2009 include approximately eight million options that were granted in conjunction with business acquisitions. While these options are included in the options outstanding balance, they are excluded from the weighted average exercise price. These options have an exercise price range of $0.01 to $150.93 and a weighted average exercise price of $9.50.

During fiscal years 2009, 2008, and 2007, the following activity occurred under our plans:

(In millions)	2009	2008	2007

Total intrinsic value of stock options exercised	$48	$1,042	$818
Total fair value of stock awards vested	$1,126	$804	$566
Total fair value of shared performance stock awards vested	$450	$336	$292

Cash received and income tax benefits from stock option exercises were $88 million and $12 million, respectively, for fiscal year 2009.

PAGE	76

 Part II

Item 8

NOTE 21    EMPLOYEE SEVERANCE

In January 2009, we announced and implemented a resource management program to reduce discretionary operating expenses, employee headcount, and capital expenditures. As part of this program, we announced the elimination of up to 5,000 positions in research and development, marketing, sales, finance, legal, human resources, and information technology by June 30, 2010.

During the fiscal year ended June 30, 2009, we recorded charges of $330 million for the expected reduction in employee headcount which was recorded as corporate-level activity. During the year we had a net reduction of approximately 4,400 positions under the resource management program.

The changes in our employee severance liabilities were as follows:

(In millions)

Year Ended June 30, 2009

Balance, beginning of period	$–
Employee severance charges	330
Cash payments	(203)

Balance, end of period	$127

NOTE 22    SEGMENT INFORMATION AND GEOGRAPHIC DATA

Segment revenue and operating income (loss) was as follows:

(In millions)

Year Ended June 30,	2009	2008	2007

Revenue:
Client	$14,414	$16,472	$14,779
Server and Tools	14,135	13,121	11,117
Online Services Business	3,088	3,190	2,434
Microsoft Business Division	18,902	18,935	16,478
Entertainment and Devices Division	7,753	8,213	6,136
Unallocated and other	145	489	178

Consolidated	$58,437	$60,420	$51,122

(In millions)

Year Ended June 30,	2009	2008	2007

Operating Income (Loss):
Client	$10,435	$12,566	$11,295
Server and Tools	5,047	4,170	3,520
Online Services Business	(2,391)	(1,304)	(617)
Microsoft Business Division	11,940	12,169	10,757
Entertainment and Devices Division	5	325	(1,945)
Reconciling amounts	(4,673)	(5,655)	(4,572)

Consolidated	$20,363	$22,271	$18,438

PAGE	77

 Part II

Item 8

SFAS No. 131, Disclosures about Segments of an Enterprise and Related Information, establishes standards for reporting information about operating segments. This standard requires segmentation based on our internal organization and reporting of revenue and operating income (loss) based upon internal accounting methods. Our financial reporting systems present various data for management to operate the business, including internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segments are designed to allocate resources internally and provide a framework to determine management responsibility. Amounts for prior periods have been recast to conform to the current management view. Operating segments are defined as components of an enterprise about which separate financial information is available that is evaluated regularly by the chief operating decision maker, or decision making group, in deciding how to allocate resources and in assessing performance. Our chief operating decision maker is our Chief Executive Officer. Our five segments are Client; Server and Tools; Online Services Business; Microsoft Business Division; and Entertainment and Devices Division.

The types of products and services provided by each segment are summarized below:

Client – Windows Vista, including Home Basic, Home Premium, Ultimate, Business, Enterprise and Starter Edition; Windows XP, including Professional, Home, Media Center, and Tablet PC Edition; and other standard Windows operating systems.

Server and Tools – Windows Server operating system; Microsoft SQL Server; Visual Studio; Silverlight; System Center products; Forefront security products; Biz Talk Server; Microsoft Consulting Services; Premier product support services; and other products and services.

Online Services Business – Bing; Microsoft adCenter/adExpert; Microsoft Media Network (MMN); MSN portals, channels, and mobile services; Windows Live suite of applications and mobile services; Atlas online tools for advertisers and publishers; MSN Premium Web Services (consisting of MSN Internet Software Subscription, MSN Hotmail Plus, and MSN Software Services); and Razorfish media agency services.

Microsoft Business Division – Microsoft Office; Microsoft Office Project; Microsoft Office Visio; Microsoft Office SharePoint Server; FAST ESP; Microsoft Exchange Server; Microsoft Exchange Hosted Services; Microsoft Office Live Meeting; Microsoft Office Communications Server; Microsoft Office Communicator; Microsoft Tellme Service; Microsoft Dynamics ERP products including AX, NAV, GP, SL, Retail Management System, and Point of Sale; Microsoft Dynamics CRM; and Microsoft Dynamics CRM Online.

Entertainment and Devices Division – Xbox 360 console and games; Xbox Live; Zune; Mediaroom; numerous consumer software and hardware products (such as mice and keyboards); Windows Mobile software and services platform; Windows Embedded device operating system; Windows Automotive; and the Microsoft Surface computing platform.

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

PAGE	78

 Part II

Item 8

Significant reconciling items were as follows:

(In millions)

Year Ended June 30,	2009	2008	2007

Summary of reconciling amounts:
Corporate-level activity(a)	$(5,877)	$(7,017)	$(4,893)
Stock-based compensation expense	936	950	123
Revenue reconciling amounts	280	385	120
Other	(12)	27	78

Total	$(4,673)	$(5,655)	$(4,572)

(a) Corporate-level activity excludes stock-based compensation expense and revenue reconciling amounts presented separately in those line items.

No sales to an individual customer accounted for more than 10% of fiscal year 2009, 2008, or 2007 revenue.

Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)

Year Ended June 30,	2009	2008	2007

United States(a)	$33,052	$35,928	$31,346
Other countries	25,385	24,492	19,776

Total	$58,437	$60,420	$51,122

(a)    Includes shipments to customers in the United States and licensing to certain OEMs and multinational organizations.

Long-lived assets, excluding financial instruments and deferred taxes, classified by the location of the controlling statutory company, were as follows:

(In millions)

Year Ended June 30,		2009	2008

United States		$19,362	$19,129
Other countries		2,435	1,194

Total		$21,797	$20,323

PAGE	79

 Part II

Item 8

NOTE 23    QUARTERLY INFORMATION (Unaudited)

(In millions, except per share amounts)

Quarter Ended	Sep. 30	Dec. 31		Mar. 31		June 30		Total

Fiscal year 2009
Revenue	$15,061	$16,629		$13,648		$13,099	(a)	$58,437
Gross profit	12,213	12,722		10,834		10,513		46,282
Net income	4,373	4,174		2,977	(b)	3,045	(b)	14,569
Basic earnings per share	0.48	0.47		0.33		0.34		1.63
Diluted earnings per share	0.48	0.47		0.33		0.34		1.62

Fiscal year 2008
Revenue	$13,762	$16,367		$14,454		$15,837		$60,420
Gross profit	11,087	12,824		11,940		12,971		48,822
Net income	4,289	4,707	(c)	4,388	(d)	4,297		17,681
Basic earnings per share	0.46	0.50		0.47		0.46		1.90
Diluted earnings per share	0.45	0.50		0.47		0.46		1.87

Fiscal year 2007
Revenue	$10,811	$12,542	(e)	$14,398	(f)	$13,371		$51,122
Gross profit	9,115	8,922		12,258		10,134	(h)	40,429
Net income	3,478	2,626		4,926	(g)	3,035		14,065
Basic earnings per share	0.35	0.27		0.51		0.32		1.44
Diluted earnings per share	0.35	0.26		0.50		0.31		1.42

(a)	Reflects $276 million of revenue deferred to future periods relating to the Windows 7 Upgrade Option program.
(b)	Includes employee severance of $290 million and $40 million (pre-tax) in the third and fourth quarters of the year ended June 30, 2009, respectively.
(c)	Includes charges of $237 million (pre-tax) related to various legal matters.
(d)	Includes charge of $1.4 billion (€899 million) related to the fine imposed by the European Commission in February 2008.
(e)

Reflects $1.6 billion of revenue deferred to the third quarter of fiscal year 2007 for the Express Upgrade to Windows Vista and Microsoft Office Technology guarantee programs and pre-shipments of Windows Vista and the 2007 Microsoft Office system.

(f)	Includes $1.6 billion of revenue discussed above.
(g)	Includes charges of $296 million (pre-tax) related to various legal matters.
(h)	Includes $1.1 billion (pre-tax) charge related to the Xbox 360 warranty policy, inventory write-downs, and product returns.

NOTE 24    SUBSEQUENT EVENT

On July 29, 2009, Microsoft and Yahoo! announced a 10-year agreement under which Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo! Web sites. As part of the transaction, Microsoft will compensate Yahoo! through a revenue sharing agreement on traffic generated on the Yahoo! network owned and operated sites, and a guarantee of search revenue in certain countries. Additionally, Yahoo! will become the exclusive worldwide relationship sales force for both companies’ premium search advertisers. Self-serve advertising for both companies will be fulfilled by Microsoft’s adCenter platform, and prices for all search ads will continue to be set by adCenter’s automated auction process. Microsoft will also acquire an exclusive 10-year license to Yahoo!’s core search technology and will have the ability to integrate Yahoo! search technology into its existing Web search platform.

The agreement does not cover either company’s Web properties and products, email, instant messaging, display advertising, or any other aspect of the companies’ businesses, and the companies will continue to compete in those areas. The transaction will be subject to regulatory review. The agreement entered into on July 29 anticipates that the parties will enter into more detailed definitive agreements prior to closing the transaction. The companies are hopeful that closing can occur in early calendar year 2010.

PAGE	80

 Part II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2009 and 2008, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2009. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2009 and 2008, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

As discussed in Note 18 to the financial statements, on July 1, 2007 the Company adopted the provisions of Financial Accounting Standards Board Interpretation No. 48, Accounting for Uncertainty in Income Taxes – an interpretation of FASB Statement No. 109, and Emerging Issues Task Force Issue No. 06-2, Accounting for Sabbatical Leave and Other Similar Benefits Pursuant to FASB Statement No. 43.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 29, 2009, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 29, 2009

PAGE	81

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2009. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2009; their report is included in Item 9A.

PAGE	82

 Part II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2009, based on the criteria established in Internal Control–Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2009, of the Company and our report dated July 29, 2009, expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 29, 2009

PAGE	83

 Part II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B.    OTHER INFORMATION

Not applicable.

PART III

ITEM 10.    DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this report. Information about our directors may be found under the caption “Nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 19, 2009 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the Microsoft Finance Code of Professional Conduct (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, and other finance organization employees. The finance code of ethics is publicly available on our Website at www.microsoft.com/about/companyinformation/corporategovernance/financecode.mspx. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer and Corporate Controller, we will disclose the nature of the amendment or waiver on that Web site or in a report on Form 8-K.

ITEM 11.    EXECUTIVE COMPENSATION

The information in the Proxy Statement set forth under the captions “Director Compensation,” “Named Executive Officer Compensation,” “Compensation Committee Report,” and “Compensation Committee Interlocks and Insider Participation” is incorporated herein by reference.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Information Regarding Beneficial Ownership of Principal Shareholders, Directors, and Management” and “Equity Compensation Plan Information” is incorporated herein by reference.

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

PAGE	84

 Part IV

Item 15

PART IV

ITEM 15.    EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(a) Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Annual Report on Form 10-K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b)	Exhibit Listing

		Filed Herewith	Incorporated by Reference
Exhibit Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		10-Q	12/31/02	3.1	1/31/03

3.2	Bylaws of Microsoft Corporation		8-K		3.2	9/25/08

4.1	Form of Indenture between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		3-ASR		4.1	11/20/08

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/09

10.1*	Microsoft Corporation 2001 Stock Plan		8-K		99.2	7/20/06

10.2*	Microsoft Corporation 1991 Stock Option Plan		8-K		99.1	7/20/06

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		8-K		10.3	11/15/04

10.4*	Microsoft Corporation 2003 Employee Stock Purchase Plan		10-K	6/30/04	10.6	9/1/04

PAGE	85

 Part IV

Item 15

		Filed Herewith	Incorporated by Reference
Exhibit Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date

10.5*	Microsoft Corporation Deferred Compensation Plan		S-8		99.1	2/28/06

10.6*	Form of Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-K		10.8	8/25/06

10.7*	Form of Stock Award Agreement for Non-Employee Directors under the Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.9	9/1/04

10.8*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the January 1, 2004 to June 30, 2006 performance period		10-K	6/30/04	10.10	9/1/04

10.9*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the July 1, 2003 to June 30, 2006 performance period		10-K	6/30/04	10.11	9/1/04

10.10*	Form of Stock Option Agreement under the Microsoft Corporation 2001 Stock Plan		10-K	6/30/04	10.12	9/1/04

10.11*	Form of Stock Option Agreement for Non-Employee Directors under the 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.13	9/1/04

10.12	Trust Agreement dated June 1, 1993 between Microsoft Corporation and BNY Western Trust Company as trustee (formerly with First Interstate Bank of Washington as trustee)		10-K	6/30/02	10.8	9/6/02

10.13	Trust Agreement dated June 30, 2003 between Microsoft Corporation and BNY Western Trust Company as trustee		10-K	6/30/03	10.8	9/5/03

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		S-8		99.2	2/28/06

10.15*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the fiscal year 2007 performance period		10-K	6/30/07	10.17	8/3/07

10.16*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the fiscal year 2008 performance period		10-Q	12/31/07	10.18	1/24/08

PAGE	86

 Part IV

Item 15

		Filed Herewith	Incorporated by Reference
Exhibit Number	Exhibit Description		Form	Period Ending	Exhibit	Filing Date

10.17*	Executive Officer Incentive Plan		10-Q	9/30/08	10.17	10/23/08

10.18*	Form of Executive Officer Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/08	10.18	10/23/08

10.19*	Annual Performance Bonus Plan for Executive Officers		10-Q	12/31/08	10.19	1/22/09

12	Computation of Ratio of Earnings to Fixed Charges	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

*	Indicates a management contract or compensatory plan or arrangement

PAGE	87

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 29, 2009.

MICROSOFT CORPORATION

By:	/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 29, 2009.

Signature	Title

/s/ WILLIAM H. GATES III William H. Gates III	Chairman

/s/ STEVEN A. BALLMER Steven A. Ballmer	Director and Chief Executive Officer

/s/ JAMES I. CASH, JR. James I. Cash, Jr.	Director

/s/ DINA DUBLON Dina Dublon	Director

/s/ RAYMOND V. GILMARTIN Raymond V. Gilmartin	Director

/s/ REED HASTINGS Reed Hastings	Director

/s/ MARIA KLAWE Maria Klawe	Director

/s/ DAVID F. MARQUARDT David F. Marquardt	Director

/s/ CHARLES H. NOSKI Charles H. Noski	Director

/s/ HELMUT PANKE Helmut Panke	Director

/s/ CHRISTOPHER P. LIDDELL Christopher P. Liddell	Senior Vice President; Chief Financial Officer (Principal Financial Officer)

/s/ FRANK H. BROD Frank H. Brod	Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

PAGE	88