Form 10-Q
period 2009-09-30
MICROSOFT CORP
filed 2009-10-23
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 19, 2009

Common Stock, $0.00000625 par value per share	8,879,121,378 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2009

PAGE	2

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2009	2008

Revenue	$12,920	$15,061
Operating expenses:
Cost of revenue	2,842	2,848
Research and development	2,065	2,283
Sales and marketing	2,790	3,044
General and administrative	741	887
Employee severance	—	—

Total operating expenses	8,438	9,062

Operating income	4,482	5,999
Other income (expense)	283	(8)

Income before income taxes	4,765	5,991
Provision for income taxes	1,191	1,618

Net income	$3,574	$4,373

Earnings per share:
Basic	$0.40	$0.48
Diluted	$0.40	$0.48

Weighted average shares outstanding:
Basic	8,914	9,084
Diluted	8,983	9,183

Cash dividends declared per common share	$0.13	$0.13

See accompanying notes.

PAGE	3

PART I

Item 1

BALANCE SHEETS

(In millions)

September 30, 2009		June 30, 2009	(1)
(Unaudited)

Assets
Current assets:
Cash and cash equivalents	$8,823	$6,076
Short-term investments (including securities pledged as collateral of $3,261 and $1,540)	27,905	25,371

Total cash, cash equivalents, and short-term investments	36,728	31,447
Accounts receivable, net of allowance for doubtful accounts of $436 and $451	8,587	11,192
Inventories	1,150	717
Deferred income taxes	2,441	2,213
Other	3,325	3,711

Total current assets	52,231	49,280
Property and equipment, net of accumulated depreciation of $7,853 and $7,547	7,512	7,535
Equity and other investments	6,006	4,933
Goodwill	12,582	12,503
Intangible assets, net	1,653	1,759
Deferred income taxes	—	279
Other long-term assets	1,628	1,599

Total assets	$81,612	$77,888

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,287	$3,324
Short-term debt	2,250	2,000
Accrued compensation	2,224	3,156
Income taxes	847	725
Short-term unearned revenue	13,567	13,003
Securities lending payable	3,534	1,684
Other	3,052	3,142

Total current liabilities	28,761	27,034
Long-term debt	3,746	3,746
Long-term unearned revenue	1,201	1,281
Deferred income taxes	155	—
Other long-term liabilities	6,537	6,269
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,900 and 8,908	62,293	62,382
Retained deficit, including accumulated other comprehensive income of $1,334 and $969	(21,081)	(22,824)

Total stockholders’ equity	41,212	39,558

Total liabilities and stockholders’ equity	$81,612	$77,888

(1)	Derived from audited financial statements.

See accompanying notes.

PAGE	4

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2009	2008

Operations
Net income	$3,574	$4,373
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other noncash items	646	585
Stock-based compensation	443	443
Net recognized losses (gains) on investments and derivatives	(66)	36
Excess tax benefits from stock-based compensation	(9)	(44)
Deferred income taxes	(46)	376
Deferral of unearned revenue	6,679	4,186
Recognition of unearned revenue	(6,237)	(6,044)
Changes in operating assets and liabilities:
Accounts receivable	2,748	3,985
Other current assets	(654)	(558)
Other long-term assets	(78)	(116)
Other current liabilities	(1,239)	(4,552)
Other long-term liabilities	346	700

Net cash from operations	6,107	3,370

Financing
Short-term borrowings, maturities of 90 days or less, net	378	1,975
Proceeds from issuance of debt, maturities longer than 90 days	695	—
Repayments of debt, maturities longer than 90 days	(823)	—
Common stock issued	248	228
Common stock repurchased	(1,540)	(6,493)
Common stock cash dividends	(1,157)	(998)
Excess tax benefits from stock-based compensation	9	44

Net cash used in financing	(2,190)	(5,244)

Investing
Additions to property and equipment	(435)	(778)
Acquisition of companies, net of cash acquired	(39)	(377)
Purchases of investments	(10,490)	(4,246)
Maturities of investments	3,498	464
Sales of investments	4,417	7,075
Securities lending payable	1,850	(1,543)

Net cash from (used in) investing	(1,199)	595

Effect of exchange rates on cash and cash equivalents	29	(56)

Net change in cash and cash equivalents	2,747	(1,335)
Cash and cash equivalents, beginning of period	6,076	10,339

Cash and cash equivalents, end of period	$8,823	$9,004

See accompanying notes.

PAGE	5

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2009	2008

Common stock and paid-in capital
Balance, beginning of period	$62,382	$62,849
Common stock issued	248	226
Common stock repurchased	(733)	(1,897)
Stock-based compensation	443	443
Stock-based compensation income tax benefits (deficiencies)	(46)	33
Other, net	(1)	1

Balance, end of period	62,293	61,655

Retained deficit
Balance, beginning of period	(22,824)	(26,563)
Net income	3,574	4,373
Other comprehensive income:
Net unrealized gains (losses) on derivatives	(319)	293
Net unrealized gains (losses) on investments	588	(398)
Translation adjustments and other	96	(158)

Comprehensive income	3,939	4,110
Common stock cash dividends	(1,157)	(1,157)
Common stock repurchased	(1,039)	(4,451)

Balance, end of period	(21,081)	(28,061)

Total stockholders’ equity	$41,212	$33,594

See accompanying notes.

PAGE	6

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1    ACCOUNTING POLICIES

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2009 Form 10-K filed on July 30, 2009 with the U.S. Securities and Exchange Commission.

Principles of Consolidation

The financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments through which we exercise significant influence but do not exercise control and are not the primary beneficiary are accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

Subsequent Events

We evaluated events occurring between the end of our fiscal quarter, September 30, 2009 and October 23, 2009 when the financial statements were issued.

Recently Adopted Accounting Guidance

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

PAGE	7

PART I

Item 1

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

(In millions, except earnings per share)

Three Months Ended September 30,	2009	2008

Net income available for common shareholders (A)	$3,574	$4,373

Weighted average shares of common stock outstanding (B)	8,914	9,084
Dilutive effect of stock-based awards	69	99

Common stock and common stock equivalents (C)	8,983	9,183

Earnings per share:
Basic (A/B)	$0.40	$0.48
Diluted (A/C)	$0.40	$0.48

We excluded 224 million shares and 136 million shares underlying stock-based awards from the calculations of diluted earnings per share for the three months ended September 30, 2009 and September 30, 2008, respectively, because their inclusion would have been anti-dilutive.

NOTE 3    OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)

Three Months Ended September 30,	2009	2008

Dividends and interest	$165	$207
Net recognized gains on investments	70	129
Net losses on derivatives	(4)	(165)
Net gains (losses) on foreign currency remeasurements	55	(179)
Other	(3)	—

Total	$283	$(8)

PAGE	8

PART I

Item 1

Net recognized gains on investments included other-than-temporary impairments of $18 million during the first quarter of fiscal year 2010 as compared with $72 million during the first quarter of fiscal year 2009.

NOTE 4    INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

September 30, 2009

Cash	$2,104	$—	$—	$2,104	$2,104	$—	$—
Mutual funds	1,325	1	(6)	1,320	1,224	96	—
Commercial paper	1,726	—	—	1,726	898	828	—
Certificates of deposit	1,926	—	—	1,926	1,771	155	—
U.S. government and agency securities	15,421	73	(1)	15,493	2,432	13,061	—
Foreign government bonds	3,599	95	(1)	3,693	—	3,693	—
Mortgage-backed securities	4,283	107	(4)	4,386	—	4,386	—
Corporate notes and bonds	5,344	304	(17)	5,631	201	5,430	—
Municipal securities	436	4	—	440	193	247	—
Common and preferred stock	4,373	1,233	(81)	5,525	—	—	5,525
Other investments	490	—	—	490	—	9	481

Total	$41,027	$1,817	$(110)	$42,734	$8,823	$27,905	$6,006

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2009

Cash	$2,064	$—	$—	$2,064	$2,064	$—	$—
Mutual funds	1,007	—	(25)	982	900	82	—
Commercial paper	2,601	—	—	2,601	400	2,201	—
Certificates of deposit	555	—	—	555	275	280	—
U.S. government and agency securities	13,450	21	(5)	13,466	2,369	11,097	—
Foreign government bonds	3,450	71	(4)	3,517	—	3,517	—
Mortgage-backed securities	3,353	81	(16)	3,418	—	3,418	—
Corporate notes and bonds	4,361	287	(52)	4,596	—	4,596	—
Municipal securities	255	2	(1)	256	68	188	—
Common and preferred stock	4,015	627	(182)	4,460	—	—	4,460
Other investments	465	—	—	465	—	(8)	473

Total	$35,576	$1,089	$(285)	$36,380	$6,076	$25,371	$4,933

PAGE	9

PART I

Item 1

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2009

Mutual funds	$—	$—	$40	$(6)	$40	$(6)
U.S. government and agency securities	252	(1)	—	—	252	(1)
Foreign government bonds	—	—	667	(1)	667	(1)
Mortgage-backed securities	744	(4)	—	—	744	(4)
Corporate notes and bonds	299	(2)	262	(15)	561	(17)
Common and preferred stock	579	(42)	176	(39)	755	(81)

Total	$1,874	$(49)	$1,145	$(61)	$3,019	$(110)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2009

Mutual funds	$3	$(1)	$77	$(24)	$80	$(25)
U.S. government and agency securities	4,033	(5)	—	—	4,033	(5)
Foreign government bonds	1,444	(3)	669	(1)	2,113	(4)
Mortgage-backed securities	503	(16)	—	—	503	(16)
Corporate notes and bonds	713	(10)	504	(42)	1,217	(52)
Municipal securities	16	(1)	—	—	16	(1)
Common and preferred stock	1,154	(135)	120	(47)	1,274	(182)

Total	$7,866	$(171)	$1,370	$(114)	$9,236	$(285)

At September 30, 2009 and June 30, 2009, the recorded bases and estimated fair values of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $205 million and $204 million, respectively. The estimated fair values are based on publicly available market information or other estimates determined by management. Unrealized losses on fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses on domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2009.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

Due in one year or less	$5,854	$5,867
Due after one year through five years	16,135	16,456
Due after five years through 10 years	2,637	2,755
Due after 10 years	4,493	4,602

Total	$29,119	$29,680

NOTE 5    DERIVATIVES

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; to enhance investment returns; and to facilitate portfolio diversification. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Our derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment. All notional amounts presented below are measured in U.S. currency equivalents.

PAGE	10

PART I

Item 1

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Options and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of September 30, 2009, the total notional amount of such foreign exchange contracts was $8.7 billion. Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of September 30, 2009, the total notional amount of these foreign exchange contracts sold was $3.7 billion. Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of September 30, 2009, the total notional amounts of these foreign exchange contracts purchased and sold were $2.6 billion and $2.2 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of September 30, 2009, the total notional amounts of designated and non-designated equity contracts purchased and sold were immaterial.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of September 30, 2009, the total notional amount of fixed-interest rate contracts purchased and sold were $1.6 billion and $946 million, respectively. In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of September 30, 2009, the total notional derivative amount of mortgage contracts purchased was $1.0 billion.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low cost method of managing exposure to individual credit risks or groups of credit risks. As of September 30, 2009, the total notional amounts of credit contracts purchased and sold were immaterial.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap and futures contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they are low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of September 30, 2009, the total notional amounts of commodity contracts purchased and sold were $567 million and $27 million, respectively.

PAGE	11

PART I

Item 1

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2009, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral is required to be posted.

Fair Values of Derivative Instruments

Following are the gross fair values of derivative instruments held at September 30, 2009, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk:

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

Assets
Derivatives not designated as hedging instruments:
Short-term investments	$10	$101	$41	$12	$7	$171
Other current assets	81	—	—	—	—	81

Total	$91	$101	$41	$12	$7	$252
Derivatives designated as hedging instruments:
Short-term investments	$6	$—	$—	$—	$—	$6
Other current assets	258	—	—	—	—	258
Equity and other investments	—	—	—	—	—	—

Total	$264	$—	$—	$—	$—	$264

Total assets	$355	$101	$41	$12	$7	$516

Liabilities
Derivatives not designated as hedging instruments:
Other current liabilities	$(79)	$(2)	$(25)	$(49)	$(5)	$(160)
Derivatives designated as hedging instruments:
Other current liabilities	$(251)	$—	$—	$—	$—	$(251)

Total liabilities	$(330)	$(2)	$(25)	$(49)	$(5)	$(411)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

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

PAGE	12

PART I

Item 1

During the three months ended September 30, 2009, we recognized in other income (expense) the following gains (losses) on foreign exchange contracts designated as fair value hedges (our only fair value hedges during the period) and their related hedged items:

(In millions)

Derivatives	$(193)
Hedged items	188

Total	$(5)

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

During the three months ended September 30, 2009, we recognized the following gains (losses) related to foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the period):

(In millions)

Effective portion
Loss recognized in OCI, net of tax effect of $(112)	$(209)
Gain reclassified from accumulated OCI into revenue	$169
Amount excluded from effectiveness assessment and ineffective portion
Loss recognized in other income (expense)	$(40)

We estimate that $169 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended September 30, 2009.

Non-Designated Derivatives

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are recognized in other income (expense). Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) below are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities, which are recorded as a component of OCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from OCI into other income (expense).

During the three months ended September 30, 2009, we recognized the following gains related to derivatives that are not designated as hedges:

(In millions)

Foreign exchange contracts	$43
Equity contracts	9
Interest-rate contracts	3
Credit contracts	9
Commodity contracts	15

Total	$79

Gains (losses) on derivatives presented in income statement line items other than other income (expense) were immaterial for the three months ended September 30, 2009, and have been excluded from the table above.

PAGE	13

PART I

Item 1

NOTE 6    FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. Our Level 1 non-derivative investments primarily include domestic and international equities, U.S. treasuries, exchange-traded mutual funds, and agency securities. Our Level 1 derivative assets and liabilities include those traded on exchanges.

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, foreign government bonds, mortgage-backed securities, commercial paper, and certain agency securities. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter options, futures, and swap contracts.

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in certain corporate bonds. We value these corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. Unobservable inputs used in these models are significant to the fair values of the investments. Our Level 3 derivative assets and liabilities primarily comprise derivatives for foreign equities. In certain cases, market-based observable inputs are not available and we use management judgment to develop assumptions to determine fair value for these derivatives.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair values of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value

September 30, 2009

Assets
Mutual funds	$1,320	$—	$—	$1,320	$—	$1,320
Commercial paper	—	1,721	—	1,721	—	1,721
Certificates of deposit	—	1,926	—	1,926	—	1,926
U.S. government and agency securities	9,575	5,932	—	15,507	—	15,507
Foreign government bonds	468	3,269	—	3,737	—	3,737
Mortgage-backed securities	—	4,381	—	4,381	—	4,381
Corporate notes and bonds	—	5,288	180	5,468	—	5,468
Municipal securities	—	440	—	440	—	440
Common and preferred stock	5,275	39	5	5,319	—	5,319
Derivatives	13	500	3	516	(329)	187

Total	$16,651	$23,496	$188	$40,335	$(329)	$40,006

Liabilities
Derivatives	$12	$399	$—	$411	$(328)	$83

PAGE	14

PART I

Item 1

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value

June 30, 2009

Assets
Mutual funds	$982	$—	$—	$982	$—	$982
Commercial paper	—	2,601	—	2,601	—	2,601
Certificates of deposit	—	555	—	555	—	555
U.S. government and agency securities	7,134	6,105	—	13,239	—	13,239
Foreign government bonds	501	3,022	—	3,523	—	3,523
Mortgage-backed securities	—	3,593	—	3,593	—	3,593
Corporate notes and bonds	—	4,073	253	4,326	—	4,326
Municipal securities	—	256	—	256	—	256
Common and preferred stock	4,218	28	5	4,251	—	4,251
Derivatives	5	623	5	633	(235)	398

Total	$12,840	$20,856	$263	$33,959	$(235)	$33,724

Liabilities
Derivatives	$5	$344	$—	$349	$(231)	$118

(1)

This table includes the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists. These amounts also include fair value adjustments related to our own credit risk and counterparty credit risk.

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three months ended September 30, 2009 and 2008 in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in other comprehensive income.

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months Ended September 30, 2009

Balance, beginning of period	$253	$5	$5	$263
Total realized and unrealized gains (losses):
Included in other income (expense)	1	—	(2)	(1)
Included in other comprehensive income	(74)	—	—	(74)
Purchases, issuances, and settlements	—	—	—	—
Transfers in and out of Level 3	—	—	—	—

Balance, end of period	$180	$5	$3	$188

Change in unrealized gains (losses) included in other income (expense) related to assets held as of September 30, 2009	$1	$—	$(2)	$(1)

PAGE	15

PART I

Item 1

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months Ended September 30, 2008

Balance, beginning of period	$138	$8	$71	$217
Total realized and unrealized gains (losses):
Included in other income (expense)	(9)	(4)	48	35
Included in other comprehensive income	(29)	—	—	(29)
Purchases, issuances, and settlements	—	—	(104)	(104)
Transfers in and out of Level 3	11	—	—	11

Balance, end of period	$111	$4	$15	$130

Change in unrealized gains (losses) included in other income (expense) related to assets held as of September 30, 2008	$(9)	$(3)	$1	$(11)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of our investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the three months ended September 30, 2009 and 2008, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

NOTE 7    INVENTORIES

The components of inventories were as follows:

(In millions)

September 30, 2009		June 30, 2009

Raw materials	$165	$170
Work in process	30	45
Finished goods	955	502

Total	$1,150	$717

NOTE 8    ACQUISITIONS

We acquired two entities during the three months ended September 30, 2009, for total consideration of $46 million, substantially all of which was paid in cash. These entities have been consolidated into our results of operations since their respective acquisition dates. Pro forma results of operations have not been presented because the effects of these acquisitions, individually and in the aggregate, were not material to our consolidated results of operations.

PAGE	16

PART I

Item 1

NOTE 9  GOODWILL

Following are details of the changes in our goodwill balances during the three months ended September 30, 2009:

(In millions)	Balance	Acquisitions	Purchase Accounting Adjustments and Other	Balance

June 30, 2009		September 30, 2009

Windows & Windows Live Division	$77	$—	$—	$77
Server and Tools	1,038	33	(1)	1,070
Online Services Division	6,657	—	(24)	6,633
Microsoft Business Division	3,927	3	68	3,998
Entertainment and Devices Division	804	—	—	804

Total	$12,503	$36	$43	$12,582

None of the amounts recorded as goodwill are expected to be deductible for tax purposes. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but does not exceed 12 months. Any change in the fair value of the net assets of the acquired companies changes the amount of the purchase price allocable to goodwill. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred. Any change in the goodwill amounts resulting from foreign currency translations are presented as “other” in the table above.

In connection with the planned disposal of Razorfish, we performed an interim impairment analysis of our Online Services Division goodwill balance during the first quarter of fiscal year 2010. No impairment of goodwill was identified.

NOTE 10    INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

September 30, 2009				June 30, 2009

Contract-based	$1,087	$(869)	$218	$1,087	$(855)	$232
Technology-based	2,091	(1,188)	903	2,033	(1,090)	943
Marketing-related	184	(105)	79	188	(97)	91
Customer-related	721	(268)	453	732	(239)	493

Total	$4,083	$(2,430)	$1,653	$4,040	$(2,281)	$1,759

We generally amortize acquired intangibles on a straight-line basis over their estimated weighted average lives. Intangible assets amortization expense was $149 million for the three months ended September 30, 2009 as compared with $140 million for the three months ended September 30, 2008. The following table outlines the estimated future amortization expense related to intangible assets held at September 30, 2009:

(In millions)

Year Ending June 30,

2010 (excluding the three months ended September 30, 2009)	$435
2011	515
2012	459
2013	192
2014 and thereafter	52

Total	$1,653

PAGE	17

PART I

Item 1

NOTE 11    DEBT

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Our initial commercial paper program provided for the issuance and sale of up to $2.0 billion. Subsequent to the issuance of our long-term debt in May 2009, we increased the commercial paper program and, during the current quarter, issued an additional $250 million of commercial paper. As of September 30, 2009, we had $2.25 billion of commercial paper and $3.75 billion of long-term debt issued and outstanding.

Short-term Debt

As of September 30, 2009, our $2.25 billion of commercial paper issued and outstanding had a weighted average interest rate, including issuance costs, of 0.18% and maturities of 49 to 127 days. The estimated fair value of this commercial paper approximates its carrying value.

We also had two credit facilities aggregating $3.0 billion with no amounts drawn against them as of September 30, 2009. These facilities serve as a back-up for our commercial paper program. Our $2.0 billion and $1.0 billion credit facilities expire on November 6, 2009 and March 12, 2010, respectively. As of September 30, 2009, we were in compliance with the financial covenant in both credit agreements, which requires a coverage ratio maintained of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense.

Long-term Debt

As of September 30, 2009, the total carrying value and estimated fair value of our long-term debt were $3.75 billion and $3.81 billion, respectively. The estimated fair value is based on quoted prices for our publicly-traded debt as of September 30, 2009.

NOTE 12    INCOME TAXES

Our effective tax rates were 25% and 27% for the three months ended September 30, 2009 and 2008, respectively. The fiscal year 2010 rate reflects a higher mix of foreign earnings taxed at lower rates.

Tax contingencies and other tax liabilities were $5.8 billion as of September 30, 2009 and $5.5 billion as of June 30, 2009, and were included in other long-term liabilities.

NOTE 13    UNEARNED REVENUE

The components of unearned revenue were as follows:

(In millions)

September 30, 2009		June 30, 2009

Volume licensing programs	$10,527	$11,350
Undelivered elements	2,452	1,083
Other	1,789	1,851

Total	$14,768	$14,284

Unearned revenue by segment was as follows:

(In millions)

September 30, 2009		June 30, 2009

Windows & Windows Live Division	$3,638	$2,345
Server and Tools	4,424	4,732
Microsoft Business Division	5,920	6,508
Other segments	786	699

Total	$14,768	$14,284

PAGE	18

PART I

Item 1

NOTE 14    PRODUCT WARRANTIES

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

Our aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on our balance sheets, changed during the three months ended September 30, 2009 as follows:

(In millions)

Balance, beginning of period	$342
Accrual for warranties issued	33
Settlements of warranty claims	(86)

Balance, end of period	$289

NOTE 15    CONTINGENCIES

Government Competition Law Matters

In March 2004, the European Commission issued a competition law decision that, among other things, ordered us to license certain Windows server protocol technology to our competitors. In March 2007, the European Commission issued a statement of objections claiming that the pricing terms we proposed for licensing the technology as required by the March 2004 decision were “not reasonable.” Following additional steps we took to address these concerns, the Commission announced on October 22, 2007 that we were in compliance with the March 2004 decision and that no further penalty should accrue after that date. On February 27, 2008, the Commission issued a fine of $1.4 billion (€899 million) relating to the period prior to October 22, 2007. In May 2008, we filed an application with the European Court of First Instance to annul the February 2008 fine. We paid the $1.4 billion (€899 million) fine in June 2008, pending the outcome of the appeal.

In January 2008 the Commission opened a competition law investigation relating to the inclusion of various capabilities in our Windows operating system software, including Web browsing software. The investigation was precipitated by a complaint filed with the Commission by Opera Software ASA, a firm that offers Web browsing software. On January 15, 2009, the European Commission issued a statement of objections expressing the Commission’s preliminary view that the inclusion of Internet Explorer in Windows since 1996 has violated European competition law. According to the statement of objections, other browsers are foreclosed from competing because Windows includes Internet Explorer. On October 7, 2009, the Commission announced its preliminary view that a set of commitments offered by Microsoft would resolve the Commission’s competition law concerns. These commitments broadly ensure that computer manufacturers will remain free to install any browser on the PCs they ship and they provide for a Web browser ballot mechanism so that end users throughout Europe are offered a choice of browsers. The Commission stated that it intends to issue a decision making these commitments legally binding, subject to the results of a of a 30-day public comment period.

In January 2008 the Commission also opened a competition law investigation that relates primarily to interoperability with respect to our Microsoft Office family of products. This investigation resulted from complaints filed with the Commission by a trade association of Microsoft’s competitors. Microsoft has made a number of proposals to address the Commission’s competition law concerns in this area. The Commission also indicated in its October 7, 2009 statement that it may consider the commitments described above to provide a sufficient basis to resolve these competition law concerns.

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

PAGE	19

PART I

Item 1

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

Antitrust, Unfair Competition, and Overcharge Class Actions

A large number of antitrust and unfair competition class action lawsuits were filed against us in various state, federal, and Canadian courts on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products. We obtained dismissals of damages claims of indirect purchasers under federal law and in 15 states. Courts refused to certify classes in two additional states. We have reached agreements to settle all claims that have been made to date in 19 states and the District of Columbia.

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

The settlements in all states except Arizona have received final court approval. Cases in Canada have not been settled. We estimate the total cost to resolve all of the overcharge class action cases will range between $1.8 billion and $2.1 billion. The actual cost depends on factors such as the claim rate, the quantity and mix of products for which claims are made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims. At September 30, 2009, we have recorded a liability related to these claims of approximately $800 million, which reflects our estimated exposure of $1.8 billion less payments made to date of approximately $1.0 billion mostly for vouchers, legal fees, and administrative expenses.

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. filed a complaint in U.S. District Court, asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. This case was transferred to Maryland. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. Both parties appealed, and in October 2007, the court of appeals affirmed the decision of the trial court, and remanded the case to that court for further proceedings. Fact discovery has closed and summary judgment motions were filed in October 2009.

Patent and Intellectual Property Claims

In 2003 we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents (although this action began before the merger of Alcatel and Lucent in 2006, for simplicity we refer to the post-merger entity of Alcatel-Lucent). In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a trial on a consolidated group of one video and three user interface patents. The jury concluded that we had infringed two user interface patents and awarded $367 million in damages. In June 2008, the trial judge increased the amount of damages to $512 million to include $145 million of interest. We appealed that award to the Federal Circuit. In December 2008, we entered into a settlement agreement resolving all other litigation pending between Microsoft and Alcatel-Lucent, leaving approximately $500 million remaining in dispute. In April 2009, the U.S. Patent and Trademark Office, after a reexamination of the remaining patent in dispute, determined that the patent was invalid and Alcatel-Lucent has appealed that ruling. On September 11, 2009, the United States Court of Appeals for the Federal Circuit affirmed the liability award but vacated the verdict and remanded the case to the trial court for a re-trial of the damages ruling, indicating the damages previously awarded were too high.

PAGE	20

PART I

Item 1

In October 2003, Uniloc USA Inc., a subsidiary of a Singapore-based security technology company, filed a patent infringement suit in U.S. District Court in Rhode Island, claiming that product activation technology in Windows XP and certain other Microsoft programs violated a Uniloc patent. After we obtained a favorable summary judgment that we did not infringe any of the claims of this patent, the court of appeals vacated the trial court decision and remanded the case for trial. In April 2009, the jury returned a $388 million verdict against us, including a finding of willful infringement. On September 29, 2009, the district court judge overturned the jury verdict, ruling that the evidence did not support the jury’s finding that Microsoft infringed the patent.

In March 2007, i4i Limited Partnership, based in Canada, sued Microsoft in U.S. District Court in Texas, claiming that certain custom XML technology in Word 2003 and 2007 infringed i4i’s patent. In May 2009, a jury returned a verdict against us, finding damages of $200 million and that we willfully infringed the patent. In August 2009, the court denied our post-trial motions and also awarded enhanced damages of $40 million, prejudgment interest of $37 million and issued a permanent injunction prohibiting additional distribution of the allegedly infringing technology. The appellate court stayed the injunction pending our appeal.

There are over 50 other patent infringement cases pending against Microsoft, 10 of which are set for trial in fiscal year 2010. These include a lawsuit filed by JuxtaComm Technologies, Inc. against us and other defendants in U.S. District Court in Texas. JuxtaComm claims that technologies in several Microsoft products including SQL Server, Visual Studio, Visio, and .Net Framework infringe a JuxtaComm patent relating to data integration. Trial has been scheduled for November 2009. Another lawsuit was filed against Microsoft by VirnetX Inc. in U.S. District Court in Texas in which VirnetX asserts that various Microsoft products including Windows client and server operating systems software and communications software infringe patents relating to certain secure Internet communications. Trial is scheduled for March 2010.

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

As of September 30, 2009, we had accrued aggregate liabilities of approximately $700 million in other current liabilities and approximately $400 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could be up to $1.9 billion in aggregate beyond recorded amounts. The foregoing amount does not include the January 15, 2009 European Commission statement of objections, the outcome and range of which is not reasonably estimable. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial position, results of operations, and cash flows for the period in which the effects become reasonably estimable.

NOTE 16    EMPLOYEE SEVERANCE

In January 2009, we announced and implemented a resource management program to reduce discretionary operating expenses, employee headcount, and capital expenditures. As part of this program, we announced the elimination of up to 5,000 positions in research and development, marketing, sales, finance, legal, human resources, and information technology by June 30, 2010. We have now completed this program and reduced our overall number of positions by approximately 5,000 and headcount by approximately 4,600. The balance of the costs are associated with severance packages primarily for international employees that have yet to be paid out due to specific country policies and regulations.

The changes in our employee severance liabilities related to the resource management program during the three months ended September 30, 2009 were as follows:

(In millions)

Balance, beginning of period	$127
Cash payments	(85)

Balance, end of period	$42

PAGE	21

PART I

Item 1

NOTE 17    STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock during the periods presented:

(In millions)

Three Months Ended September 30,	2009	2008

Shares of common stock repurchased	58	223
Value of common stock repurchased	$1,445	$5,966

We repurchased all shares with cash resources. As of September 30, 2009, approximately $33.1 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date

			(in millions)

September 18, 2009	$0.13	November 19, 2009	$ 1,157	December 10, 2009
September 19, 2008	$0.13	November 20, 2008	$ 1,157	December 11, 2008

The estimate of the amount to be paid as a result of the September 18, 2009 declaration was included in other current liabilities as of September 30, 2009.

NOTE 18    SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Our five segments are: Windows & Windows Live Division; Server and Tools; Online Services Division; Microsoft Business Division; and Entertainment and Devices Division. We have recast certain prior period amounts within this note to conform to the way we internally managed and monitored segment performance during the current period, including moving Windows Live from Online Services Division to Windows & Windows Live Division, Mobile Services from Online Services Division to Entertainment and Devices Division, and Razorfish from Online Services Division to Corporate.

PAGE	22

PART I

Item 1

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2009	2008

Revenue
Windows & Windows Live Division	$3,981	$4,116
Server and Tools	3,437	3,438
Online Services Division	490	510
Microsoft Business Division	4,406	4,918
Entertainment and Devices Division	1,891	1,893
Unallocated and other	(1,285)	186

Consolidated	$12,920	$15,061

Operating income (loss)
Windows & Windows Live Division	$2,811	$2,869
Server and Tools	1,244	1,010
Online Services Division	(490)	(332)
Microsoft Business Division	2,840	3,112
Entertainment and Devices Division	294	134
Reconciling amounts	(2,217)	(794)

Consolidated	$4,482	$5,999

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

Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and accelerated depreciation and amortization of stock-based awards. In addition, certain revenue and expenses are excluded from segments or included in corporate-level activity, including certain legal settlements, accruals for legal contingencies, and accruals for employee severance. For the three months ended September 30, 2009, reconciling amounts include revenue deferrals related to the Windows 7 Upgrade Option and sales of Windows 7 to original equipment manufacturers and retailers before general availability.

Significant reconciling items were as follows:

(In millions)

Three Months Ended September 30,	2009	2008

Corporate-level activity (1)	$(959)	$(1,127)
Stock-based compensation	120	180
Revenue reconciling amounts	(1,366)	187
Other	(12)	(34)

Total	$(2,217)	$(794)

(1)	Corporate-level activity excludes stock-based compensation and revenue reconciling amounts presented separately in those line items.

PAGE	23

PART I

Item 1

NOTE 19    SUBSEQUENT EVENT

On October 13, 2009, we closed the sale of Razorfish. This disposal will not materially affect our consolidated results of operations, financial position, or cash flows.

PAGE	24

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of September 30, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month periods ended September 30, 2009 and 2008. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the year then ended (not presented herein); and in our report dated July 29, 2009 we expressed an unqualified opinion on those consolidated financial statements (which report includes an explanatory paragraph regarding the adoption of new accounting standards). In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2009 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

October 23, 2009

PAGE	25

PART I

Item 2

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

OVERVIEW

The following MD&A is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2009 and the Consolidated Financial Statements and accompanying notes (“Notes”) included in this Form 10-Q.

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

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Entertainment and Devices Division has generated over 40% of its yearly segment revenues in our second fiscal quarter. In addition, quarterly revenues may be impacted by the deferral of revenue. See the discussion below regarding the deferral of revenue related to Windows 7, which negatively impacted revenue for the first quarter of fiscal year 2010 and will positively impact revenue for the second quarter of fiscal year 2010.

All growth and percentage comparisons refer to the three months ended September 30, 2009, as compared with the three months ended September 30, 2008, unless otherwise noted.

PAGE	26

PART I

Item 2

Summary

(In millions, except per share amounts and percentages)	Three Months Ended September 30,		Percentage Change

	2009	2008

Revenue	$12,920	$15,061	(14)%
Operating income	$4,482	$5,999	(25)%
Diluted earnings per share	$0.40	$0.48	(17)%

Revenue declined across most segments, with the following primary contributing factors:

•

The Windows & Windows Live Division deferred approximately $1.5 billion of revenue (the “Windows 7 Deferral”) associated with sales of Windows Vista with a guarantee to be upgraded to Windows 7 at minimal or no cost (the “Windows 7 Upgrade Option”) and with sales of Windows 7 to original equipment manufacturers (“OEMs”) and retailers before general availability in the second quarter of fiscal year 2010.

•	Revenue from the Microsoft Business Division declined primarily as a result of 2007 Microsoft Office system licensing activity.

•	Changes in foreign currency exchange rates accounted for a $233 million or 2 percentage point decrease in revenue.

Operating income decreased primarily reflecting decreased revenue, offset in part by decreased operating expenses in all categories.

•

Sales and marketing expenses decreased $254 million or 8%, due mainly to an 8% decrease in headcount-related expenses and decreased corporate marketing and advertising campaigns. The decrease in headcount-related expenses was driven by reductions in employee headcount as a result of the resource management program implemented in early calendar year 2009.

•	Research and development decreased $218 million or 10%, primarily reflecting a 6% decrease in headcount-related expenses and capitalization of certain costs relating to development of Windows 7.

•	General and administrative expenses decreased $146 million or 16%, primarily due to a 16% decrease in headcount-related expenses and decreased legal expenses.

Diluted earnings per share declined primarily reflecting decreased net income, offset in part by share repurchases during the past 12 months. We repurchased 152 million shares during the 12 months ended September 30, 2009.

Global macroeconomic factors have a strong correlation to demand for our software, services, hardware, and online offerings. While we see the potential for improvement in calendar year 2010, the timing is uncertain. In the meantime, we are positive about our relative market position and our product delivery plans. In addition, we remain focused on executing in the areas we can control by continuing to provide high value products at the lowest total cost of ownership while managing our expenses.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

The revenue and operating income (loss) amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 18 – Segment Information of the Notes to Financial Statements (Part I, Item I) is presented on a basis consistent with our current internal management reporting. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately. We have recast certain prior period amounts within this section to conform to the way we internally managed and monitored segment performance during the current period, including moving Windows Live from Online Services Division to Windows & Windows Live Division, Mobile Services from Online Services Division to Entertainment and Devices Division, and Razorfish from Online Services Division to Corporate.

PAGE	27

PART I

Item 2

Windows & Windows Live Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2009	2008

Revenue	$2,620	$4,278	(39)%
Operating income	$1,463	$3,059	(52)%

Windows & Windows Live (“Windows”) Division offerings consist of premium and standard edition Windows operating systems and online software and services through Windows Live. Premium Windows operating systems are those that include additional functionality and are sold at a price above our standard editions. Premium editions include Windows 7 Home Premium, Windows 7 Professional, Windows 7 Ultimate, Windows 7 Enterprise, Windows Vista Business, Windows Vista Home Premium, Windows Vista Ultimate, Windows Vista Enterprise, Windows XP Professional, Windows XP Media Center, and Windows XP Tablet PC. Standard editions include Windows 7 Starter, Windows 7 Home Basic, Windows Vista Home Basic and Windows XP Home.

Windows Division revenue growth is directly impacted by growth of PC purchases from OEMs that pre-install versions of Windows operating systems because the OEM channel accounts for approximately 80% of total Windows Division revenue, including the revenue deferred through the Windows 7 Deferral. The differences between unit growth rates and revenue growth rates from year to year primarily result from changes in the mix of OEM Windows premium edition operating systems licensed as a percentage of total OEM Windows operating systems licensed (“OEM premium mix”). Additional differences in growth rates result from the impact of lower cost netbook PCs, which are sold with a lower cost version of Windows, changes in geographic mix, and changes in the channel mix of products sold by large, multi-national OEMs versus those sold by local and regional system builders. Windows Live primarily generates revenue from online advertising.

Windows Division revenue decreased primarily as a result of the deferral of approximately $1.5 billion of revenue related to the Windows 7 Upgrade Option and sales of Windows 7 to OEMs and retailers before general availability in the second quarter of fiscal year 2010. Including revenue and units associated with the Windows 7 Deferral, OEM revenue decreased $207 million or 6%, while OEM license units increased 6%. The decline in OEM revenue reflected the 8 percentage point decrease in the OEM premium mix to 63%, primarily driven by growth of licenses related to sales of netbook PCs, a decline in premium editions sold to business customers, and changes in geographic mix. Based on our estimates, total worldwide PC shipments from all sources grew approximately 0% to 2% through growth in both emerging and developed markets.

Windows Division operating income decreased as a result of decreased revenue and increased cost of revenue, while other operating expenses declined year over year. Cost of revenue increased $40 million or 13%, primarily driven by increased traffic acquisition costs and other product costs. Research and development expenses decreased $47 million or 14%, primarily as a result of capitalization of certain Windows 7 software development costs and completion of product development of Windows 7. Sales and marketing expenses decreased $41 million or 8%, primarily reflecting decreased advertising and marketing campaigns.

Server and Tools

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2009	2008

Revenue	$3,434	$3,417	—%
Operating income	$1,283	$1,044	23%

Server and Tools licenses products, applications, tools, content, and services that are designed to make information technology professionals and developers more productive and efficient. Server and Tools offerings consist of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, and other server products. We also offer developer tools, training, certification, Microsoft Press, Premier product support services, and Microsoft Consulting Services. Server products can be run on-site, in a partner-hosted environment, or in a Microsoft-hosted environment. We use multiple channels for licensing, including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. Approximately 55% of Server and Tools revenue comes from multi-

PAGE	28

PART I

Item 2

year licensing agreements, approximately 25% is purchased through transactional volume licensing programs, fully packaged product and licenses sold to OEMs, and the remainder comes from consulting and product and solution support services.

Server and Tools revenue was flat, reflecting growth in product revenue offset by a decline in services revenue. Product revenue, which includes server and server application revenue (including CAL) and developer tools revenue, increased $29 million or 1%, primarily driven by growth in Enterprise CAL Suites and System Center revenue, partially offset by declines in Windows Server and developer tools revenue. The growth in product revenue reflects increased revenue from multi-year volume licensing agreements and continued adoption of Windows platform applications. Consulting and Premier product support services revenue declined $12 million or 2%, primarily due to decreased revenue from consulting services. Foreign currency exchange rates accounted for an $81 million or two percentage point decrease in revenue.

Server and Tools operating income increased primarily due to decreases in all operating expense categories. Sales and marketing expenses decreased $106 million or 11%, primarily due to decreased headcount-related expenses of corporate sales force and outbound marketing spend. Cost of revenue decreased $69 million or 9%, reflecting the decline in demand for consulting services. Research and development expenses decreased $30 million or 6%, primarily driven by decreased vendor and headcount-related expenses. General and administrative expenses decreased $18 million or 18%, due to decreased headcount-related expenses.

Online Services Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2009	2008

Revenue	$490	$520	(6)%
Operating loss	$(480)	$(321)	(50)%

Online Services Division (“OSD”) consists of an online advertising platform with offerings for both publishers and advertisers, online information offerings, such as Bing, and the MSN portals and channels around the world. We earn revenue primarily from online advertising, including search, display, and advertiser and publisher tools. Revenue is also generated through subscriptions and transactions generated from online paid services and from MSN narrowband Internet access subscribers (“Access”).

OSD revenue decreased as a result of decreased Access and online advertising revenue. Access revenue decreased $14 million or 28%, reflecting continued migration of subscribers to broadband or other competitively-priced service providers. Online advertising revenue decreased $14 million or 3%, to $421 million, primarily reflecting a decrease in advertiser and publisher tools revenue.

OSD operating loss increased mainly due to increased cost of revenue and decreased revenue, offset in part by decreased research and development expenses. Cost of revenue increased $177 million or 59%, primarily driven by increased online traffic acquisition costs. Research and development expenses decreased $39 million or 15%, primarily due to decreased vendor expenses.

Microsoft Business Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2009	2008

Revenue	$4,404	$4,954	(11)%
Operating income	$2,863	$3,185	(10)%

Microsoft Business Division (“MBD”) offerings consist of the Microsoft Office system and Microsoft Dynamics business solutions. Microsoft Office system products are designed to increase personal, team, and organization productivity through a range of programs, services, and software solutions. Microsoft Office system offerings generate over 90% of MBD revenue. Microsoft Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications for small

PAGE	29

PART I

Item 2

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

MBD revenue decreased reflecting decreased consumer and business revenue, and included an unfavorable impact from foreign currency exchange rates of $88 million or two percentage points. Consumer revenue decreased $390 million or 34%, primarily as a result of pricing promotions in the first quarter of fiscal year 2009 that drove increased licensing in that period, a shift to lower-priced products, and a decline in licensing the 2007 Microsoft Office system. Business revenue decreased $161 million or 4%, primarily reflecting a decline in licensing the 2007 Microsoft Office system to transactional business customers and a 6% decrease in Microsoft Dynamics revenue, offset in part by growth in multi-year volume licensing agreement revenue. The growth in multi-year volume licensing agreement revenue primarily reflects recognition of deferred revenue from previously signed agreements.

MBD operating income decreased due mainly to decreased revenue, offset in part by decreased sales and marketing expenses. Sales and marketing expenses decreased $181 million or 18%, primarily driven by a decrease in corporate marketing activities and headcount-related costs associated with our corporate sales force.

Entertainment and Devices Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2009	2008

Revenue	$1,891	$1,893	—%
Operating income	$312	$159	96%

Entertainment and Devices Division (“EDD”) offerings include the Xbox 360 platform (which includes the Microsoft Xbox 360 video game console system, Xbox 360 video games, Xbox Live, and Xbox 360 accessories), the Zune digital music and entertainment platform, PC software games, online games and services, Mediaroom (our Internet protocol television software), the Microsoft Surface computing platform, Windows Mobile and embedded device platforms, and other devices. EDD leads the development efforts for our line of consumer software and hardware products including application software for Apple’s Macintosh computers and Microsoft PC hardware products, and is responsible for all retail sales and marketing for Microsoft Office and Windows operating systems.

EDD revenue was flat with growth in Xbox 360 platform and PC game revenue offset by decreased revenue from the non-gaming portion of the business. Xbox 360 platform and PC game revenue increased by $96 million or 8% due mainly to increased revenue from Xbox Live and Xbox 360 video games, offset in part by decreased revenue per console resulting from price reductions during the past 12 months. We shipped 2.1 million Xbox 360 consoles during the first quarter of fiscal year 2010, compared with 2.2 million Xbox 360 consoles during the first quarter of fiscal year 2009. Non-gaming revenue decreased $98 million or 14%, primarily reflecting decreased sales of PC hardware products, Zune digital music and entertainment devices and services, and embedded device platforms. Foreign currency exchange rates accounted for a $35 million or two percentage point decrease in revenue.

EDD operating income increased primarily due to decreased operating expenses. Cost of revenue decreased $103 million or 10%, primarily due to decreased Xbox 360 platform costs, offset in part by increased royalties to partners related to increased Xbox Live transactions. Other operating expenses decreased $51 million or 7%, primarily reflecting decreased headcount-related and outsourced expenses associated with research and development.

Corporate-Level Activity

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2009	2008

Corporate-level activity	$(959)	$(1,127)	15%

Certain corporate-level activity is not allocated to our segments. Those results include expenses such as broad-based sales and marketing, product support services, human resources, legal, finance, information technology,

PAGE	30

PART I

Item 2

corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies. Corporate-level expenses decreased, primarily reflecting a decrease in legal expenses and partner payments.

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2009	2008

Cost of revenue	$2,842	$2,848	—%
As a percent of revenue	22%	19%	3ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to drive traffic to our websites and/or acquire online advertising space (“traffic acquisition costs”), costs incurred to support and maintain Internet-based products and services, warranty costs, inventory valuation adjustments, costs associated with the delivery of consulting services, and the amortization of capitalized research and development costs associated with software products that have reached technological feasibility. Cost of revenue was flat, reflecting increased online costs, including traffic acquisition costs, offset in part by decreased Xbox 360 platform costs.

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2009	2008

Research and development	$2,065	$2,283	(10)%
As a percent of revenue	16%	15%	1ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. The decrease in research and development expenses was primarily driven by a 6% decrease in headcount-related expenses, as well as by capitalization of certain Windows 7 software development costs and completion of product development of Windows 7.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2009	2008

Sales and marketing	$2,790	$3,044	(8)%
As a percent of revenue	22%	20%	2ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses decreased primarily as a result of an 8% decrease in headcount-related expenses and decreased corporate marketing and advertising campaigns.

PAGE	31

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2009	2008

General and administrative	$741	$887	(16)%
As a percent of revenue	6%	6%	-ppt

General and administrative costs include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative headcount, and legal and other administrative fees. General and administrative expenses decreased primarily driven by a 16% decrease in headcount-related expenses and decreased legal expenses.

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2009	2008

Dividends and interest	$165	$207	(20)%
Net recognized gains on investments	70	129	(46)%
Net losses on derivatives	(4)	(165)	(98)%
Net gains (losses) on foreign currency remeasurements	55	(179)	*
Other	(3)	—	*

Total	$283	$(8)	*

*	Not meaningful

Dividends and interest income decreased primarily reflecting lower interest rates on our fixed-income investments. Net recognized gains on investments decreased as fewer securities in a gain position were sold in the current period. Other-than-temporary impairments were $18 million during the three months ended September 30, 2009, as compared with $72 million during the three months ended September 30, 2008 and decreased primarily due to improvements in market conditions. Net losses on derivatives decreased primarily due to gains on interest rate, commodity, and equity derivatives in the current period as compared with losses in the prior period. Net gains from foreign currency remeasurements compared to net losses in the prior period were due to a weakening U.S. dollar.

Income Taxes

Our effective tax rates were 25% and 27% for the three months ended September 30, 2009 and 2008, respectively. The fiscal year 2010 rate reflects a higher mix of foreign earnings taxed at lower rates.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $36.7 billion as of September 30, 2009, compared with $31.4 billion as of June 30, 2009. Equity and other investments were $6.0 billion as of September 30, 2009, compared with $4.9 billion as of June 30, 2009. Our investments consist primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar-denominated securities, but also includes foreign-denominated securities in order to diversify risk. We invest primarily in short-term securities to facilitate liquidity and for capital preservation.

PAGE	32

PART I

Item 2

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

While we own certain mortgage- and asset-backed fixed-income securities, our portfolio as of September 30, 2009 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of the mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

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

Debt

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Our initial commercial paper program provided for the issuance and sale of up to $2.0 billion. Subsequent to the issuance of our long-term debt in May 2009, we increased the commercial paper program and, during the current quarter, issued an additional $250 million of commercial paper. As of September 30, 2009, we had $2.25 billion of commercial paper and $3.75 billion of long-term debt issued and outstanding.

Short-term Debt

As of September 30, 2009, our $2.25 billion of commercial paper issued and outstanding had a weighted average interest rate, including issuance costs, of 0.18% and maturities of 49 to 127 days. We also had two credit facilities aggregating $3.0 billion with no amounts drawn against them as of September 30, 2009. These facilities serve as a back-up for our commercial paper program. Our $2.0 billion and $1.0 billion credit facilities expire on November 6, 2009 and March 12, 2010, respectively. As of September 30, 2009, we were in compliance with the financial covenant in both credit agreements, which requires a coverage ratio maintained of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense.

Long-term Debt

As of September 30, 2009, we had issued and outstanding $3.75 billion of debt securities as follows: $2.0 billion aggregate principal amount of 2.95% notes due 2014, $1.0 billion aggregate principal amount of 4.20% notes due 2019, and $750 million aggregate principal amount of 5.20% notes due 2039 (collectively “the Notes”). Interest on the Notes will be payable semi-annually on June 1 and December 1 of each year, commencing on December 1, 2009, to holders of record on the preceding May 15 and November 15. The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

PAGE	33

PART I

Item 2

We are using the net proceeds from sales of the debt securities for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of our capital stock, and acquisitions.

Unearned Revenue

Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. For certain other licensing arrangements, revenue attributable to undelivered elements is recorded as unearned based on the sales price of those elements when sold separately and is recognized ratably on a straight-line basis over the related product’s life cycle. Undelivered elements include deferred revenue related to the Windows 7 Upgrade Option program and sales of Windows 7 to OEMs and retailers before general availability, unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP and prior versions, and free post-delivery telephone support. The cumulative Windows 7 deferral was $1.7 billion as of September 30, 2009. Other unearned revenue represents payments for post-delivery support and consulting services to be performed in the future, online advertising for which the advertisement has yet to be displayed, Microsoft Dynamics business solutions products, Xbox Live subscriptions, Mediaroom, and other offerings for which we have been paid upfront and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of September 30, 2009:

(In millions)

Three Months Ending,

December 31, 2009	$6,760
March 31, 2010	3,816
June 30, 2010	2,227
September 30, 2010	764
Thereafter	1,201

Total	$14,768

See Note 13 – Unearned Revenue of the Notes to Financial Statements (Part I, Item 1).

Retained Deficit

As a result of the special dividend paid in the second quarter of fiscal year 2005 and common stock repurchased, our retained deficit, including accumulated other comprehensive income, was $21.1 billion at September 30, 2009. Our retained deficit is not expected to affect our future ability to operate, pay dividends, or repay our debt given our continuing profitability and strong cash and financial position.

Cash Flows

Cash flow from operations increased $2.7 billion to $6.1 billion due mainly to payment of approximately $3.1 billion to the Internal Revenue Service in the prior year as a result of our settlement of the 2000-2003 audit examination, offset in part by a decrease in cash received from customers in the current year.

Cash used in financing decreased $3.1 billion to $2.2 billion due mainly to a $5.0 billion decrease in common stock repurchases year over year. This decrease in cash used was offset in part by a $1.6 billion decrease in net proceeds from short-term borrowings with maturities of 90 days or less.

Cash used in investing was $1.2 billion in the first three months of fiscal year 2010, as compared with cash from investing of $595 million in the first three months of fiscal year 2009, a change of $1.8 billion. This change reflected a net $5.9 billion decrease in cash from combined investment purchases, sales, and maturities, offset in part by a $3.4 billion increase in cash from securities lending payable activity.

PAGE	34

PART I

Item 2

Share Repurchases

During the three months ended September 30, 2009, we repurchased 58 million shares of Microsoft common stock for $1.4 billion under the repurchase plan we announced on September 22, 2008. As of September 30, 2009, approximately $33.1 billion remained of the $40.0 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date

			(in millions)

September 18, 2009	$0.13	November 19, 2009	$1,157	December 10, 2009
September 19, 2008	$0.13	November 20, 2008	$1,157	December 11, 2008

Other Planned Uses of Capital

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

We believe existing cash, cash equivalents and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements, regular quarterly dividends, debt repayment schedules, and share repurchases. Our philosophy regarding the maintenance of a balance sheet with a large component of cash and cash equivalents, short-term investments, and equity and other investments, reflects our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to our business model. We regularly assess our investment management approach in view of our current and potential future needs.

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and amount to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. In evaluating estimated losses on these indemnifications, we consider factors such as the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. To date, we have not encountered significant costs as a result of these obligations and have not accrued any liabilities related to these indemnifications in our financial statements.

RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

On July 1, 2009, we adopted authoritative guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted the authoritative guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate

PAGE	35

PART I

Item 2

from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the authoritative guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In October 2009, the FASB issued authoritative guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued authoritative guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued authoritative guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

Revenue Recognition

Software revenue recognition requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements.

A portion of the revenue related to Windows XP is recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the VSOE of fair value for those elements using the residual method or relative fair value method. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ life cycles. Revenue related to Windows Vista is not subject to a similar deferral because there are no significant undelivered elements. However, Windows Vista revenue is subject to deferral as a result of the Windows 7 Upgrade Option program which started June 26, 2009. The program allows customers who purchase certain versions of Windows Vista to receive an upgrade to the corresponding version of Windows 7 at minimal or no cost. In addition, purchasers of retail packaged Windows Vista from participating retailers in participating markets may qualify for a free or discounted upgrade to the equivalent Windows 7 product when the product becomes generally available in the second quarter of fiscal year 2010. Accordingly, estimated revenue related to the undelivered Windows 7 product is deferred until the product is delivered.

PAGE	36

PART I

Item 2

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

Goodwill

Goodwill is tested for impairment at the reporting unit level (operating segment or one level below an operating segment) on an annual basis (May 1 for us) and between annual tests if an event occurs or circumstances change that would more likely than not reduce the fair value of a reporting unit below its carrying value. These events or circumstances could include a significant change in the business climate, legal factors, operating performance indicators, competition, or sale or disposition of a significant portion of a reporting unit. Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit. We allocate goodwill to reporting units based on the reporting unit expected to benefit from the business combination. We evaluate our reporting units on an annual basis and, if necessary, reassign goodwill using a relative fair value allocation approach.

In connection with the planned disposal of Razorfish, we performed an interim impairment analysis of our Online Services Division goodwill balance during the first quarter of fiscal year 2010. No impairment of goodwill was identified.

Research and Development Costs

Costs incurred internally in researching and developing a computer software product are charged to expense until technological feasibility has been established for the product. Once technological feasibility is established, all software costs are capitalized until the product is available for general release to customers. Judgment is required in determining when technological feasibility of a product is established. We have determined that technological feasibility for our software products is reached after all high-risk development issues have been resolved through coding and testing. Generally, this occurs shortly before the products are released to manufacturing. The amortization of these costs is included in cost of revenue over the estimated life of the products.

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our results of operations, financial position, or our cash flows.

PAGE	37

PART I

Item 2, 3

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial position, results of operations, or cash flows.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS

We are exposed to economic risk from foreign currency exchange rates, interest rates, credit risk, equity prices, and commodity prices. A portion of these risks is hedged, but they may impact our results of operations, cash flows, and financial condition.

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily and use hedges where practicable to offset the risks and maximize the economic effectiveness of our foreign currency positions. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar.

Interest Rate

Our fixed-income portfolio is diversified across credit sectors and maturities, consisting primarily of investment-grade securities. The credit risk and average maturity of the fixed-income portfolio is managed to achieve economic returns that correlate to certain global and domestic fixed-income indices. In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities.

PAGE	38

PART I

Item 3, 4

Equity

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

VALUE-AT-RISK

We use a value-at-risk (“VaR”) model to estimate and quantify our market risks. VaR is the expected loss, for a given confidence level, in the fair value of our portfolio due to adverse market movements over a defined time horizon. The VaR model is not intended to represent actual losses in fair value, including determinations of other-than-temporary losses in fair value in accordance with U.S. GAAP, but is used as a risk estimation and management tool. The distribution of the potential changes in total market value of all holdings is computed based on the historical volatilities and correlations among foreign currency exchange rates, interest rates, equity prices, and commodity prices, assuming normal market conditions.

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, and legal risk.

The following table sets forth the one-day VaR for substantially all of our positions as of September 30, 2009 and June 30, 2009 and for the three months ended September 30, 2009:

(In millions)

	September 30, 2009	June 30, 2009	Three Months Ended September 30, 2009

Risk Categories			Average	High	Low

Foreign currency	$ 73	$ 68	$ 58	$ 78	$ 25
Interest rate	$ 51	$ 42	$ 50	$ 55	$ 43
Equity	$ 178	$ 157	$ 168	$ 178	$ 142
Commodity	$ 16	$ 16	$ 16	$ 17	$ 14

Total one-day VaR for the combined risk categories was $231 million at September 30, 2009 and $211 million at June 30, 2009. The total VaR is 27% less at September 30, 2009, and 25% less at June 30, 2009, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PAGE	39

PART II

Item 1, 1A

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

In January 2008, the Commission opened a competition law investigation relating to the inclusion of various capabilities in our Windows operating system software, including Web browsing software. The investigation was precipitated by a complaint filed with the Commission by Opera Software ASA, a firm that offers Web browsing software. On January 15, 2009, the European Commission issued a statement of objections expressing the Commission’s preliminary view that the inclusion of Internet Explorer in Windows since 1996 has violated European competition law. According to the statement of objections, other browsers are foreclosed from competing because Windows includes Internet Explorer. On October 7, 2009, the Commission announced its preliminary view that a set of commitments offered by Microsoft would resolve the Commission’s competition law concerns. These commitments broadly ensure that computer manufacturers will remain free to install any browser on the PCs they ship and they provide for a Web browser ballot mechanism so that end users throughout Europe are offered a choice of browsers. The Commission stated that it intends to issue a decision making these commitments legally binding, subject to the results of a of a 30-day public comment period.

In January 2008 the Commission also opened a competition law investigation that relates primarily to interoperability with respect to our Microsoft Office family of products. This investigation resulted from complaints filed with the Commission by a trade association of Microsoft’s competitors. Microsoft has made a number of proposals to address the Commission’s competition law concerns in this area. The Commission also indicated in its October 7, 2009 statement that it may consider the commitments described above to provide a sufficient basis to resolve these competition law concerns.

See Note 15 – Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding other legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Challenges to our business model may reduce our revenues and operating margins.    Our business model has been based upon customers paying a fee to license software that we develop and distribute. Under this license-based software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. Certain “open source” software business models challenge our license-based software model. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. A number of commercial firms compete with us using an open source business model by modifying and then distributing open source software to end users at nominal cost and earning revenue on complementary services and products. These firms do not bear the full costs of research and development for the software. Some of these firms may build on Microsoft ideas that we provide to them free or at low royalties in connection with our interoperability initiatives. To the extent open source software gains increasing market acceptance, our sales, revenue, and operating margins may decline.

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

PAGE	40

PART II

Item 1A

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

Security vulnerabilities in our products could lead to reduced revenues or to liability claims.    Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products. Although this is an industry-wide problem that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to address security vulnerabilities through:

•	engineering more secure products;

•	enhancing security and reliability features in our products;

•	helping our customers make the best use of our products and services to protect against computer viruses and other attacks;

•	improving the deployment of software updates to address security vulnerabilities;

PAGE	41

PART II

Item 1A

•	investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed; and

•	providing customers online automated security tools, published security guidance, and security software such as firewalls and anti-virus software.

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

PAGE	42

PART II

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

PAGE	43

PART II

Item 1A

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

Improper disclosure of personal data could result in liability and harm our reputation.    We store and process large amounts of personally identifiable information. It is possible that our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Disclosure of this information could harm our reputation and subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers to store and process personal data. Perceptions that our products or services do not adequately protect the privacy of personal information could inhibit sales of our products.

PAGE	44

PART II

Item 1A, 2

We may experience outages and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic and complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our Web sites and to introduce new products and services and support existing services such as Exchange Online, Sharepoint Online, Xbox Live, Windows Live, and Office Live. We are also growing our business of providing a platform and back-end hosting for services provided by third-party businesses to their end customers. Maintaining and expanding this infrastructure is expensive, complex, and could result in inefficiencies or operational failures, which could diminish the quality of our products, services, and user experience, resulting in contractual liability, claims by third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value of Shares) that May Yet be Purchased under the Plans or Programs

				(in millions)

August 1, 2009 – August 31, 2009	19,415,809	$ 23.89	19,415,809	$ 34,050
September 1, 2009 – September 30, 2009	38,440,191	$ 25.52	38,440,191	$ 33,069

	57,856,000		57,856,000

During the first quarter of fiscal year 2010, we repurchased 57.9 million shares of Microsoft common stock for $1.4 billion using cash resources. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2009, approximately $33.1 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

PAGE	45

PART II

Item 6

ITEM 6. EXHIBITS

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished, not filed.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Items 3, 4, and 5 are not applicable and have been omitted.

PAGE	46

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Duly Authorized Officer)

October 23, 2009

PAGE	47