Form 10-Q
period 2009-12-31
MICROSOFT CORP
filed 2010-01-28
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2009

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 25, 2010

Common Stock, $0.00000625 par value per share	8,770,460,922 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2009

PAGE	2

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Revenue	$19,022	$16,629	$31,942	$31,690
Operating expenses:
Cost of revenue	3,628	3,907	6,470	6,755
Research and development	2,079	2,290	4,144	4,573
Sales and marketing	3,619	3,662	6,409	6,706
General and administrative	1,124	831	1,865	1,718
Employee severance	59	—	59	—

Total operating expenses	10,509	10,690	18,947	19,752

Operating income	8,513	5,939	12,995	11,938
Other income (expense)	370	(301)	653	(309)

Income before income taxes	8,883	5,638	13,648	11,629
Provision for income taxes	2,221	1,464	3,412	3,082

Net income	$6,662	$4,174	$10,236	$8,547

Earnings per share:
Basic	$0.75	$0.47	$1.15	$0.95
Diluted	$0.74	$0.47	$1.14	$0.94

Weighted average shares outstanding:
Basic	8,856	8,903	8,885	8,994
Diluted	8,951	8,914	8,975	9,052

Cash dividends declared per common share	$0.13	$0.13	$0.26	$0.26

See accompanying notes.

PAGE	3

PART I

Item 1

BALANCE SHEETS

(In millions)	December 31,	June 30,

2009		2009	(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$9,422	$6,076
Short-term investments (including securities loaned of $2,654 and $1,540)	26,677	25,371

Total cash, cash equivalents, and short-term investments	36,099	31,447
Accounts receivable, net of allowance for doubtful accounts of $506 and $451	11,196	11,192
Inventories	589	717
Deferred income taxes	2,056	2,213
Other	2,547	3,711

Total current assets	52,487	49,280
Property and equipment, net of accumulated depreciation of $8,170 and $7,547	7,402	7,535
Equity and other investments	6,976	4,933
Goodwill	12,368	12,503
Intangible assets, net	1,346	1,759
Deferred income taxes	—	279
Other long-term assets	1,517	1,599

Total assets	$82,096	$77,888

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,171	$3,324
Short-term debt	2,249	2,000
Accrued compensation	2,417	3,156
Income taxes	721	725
Short-term unearned revenue	11,361	13,003
Securities lending payable	2,911	1,684
Other	2,885	3,142

Total current liabilities	25,715	27,034
Long-term debt	3,746	3,746
Long-term unearned revenue	1,167	1,281
Deferred income taxes	377	—
Other long-term liabilities	6,808	6,269
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,811 and 8,908	62,566	62,382
Retained deficit, including accumulated other comprehensive income of $1,322 and $969	(18,283)	(22,824)

Total stockholders’ equity	44,283	39,558

Total liabilities and stockholders’ equity	$82,096	$77,888

(1)	Derived from audited financial statements.

See accompanying notes.

PAGE	4

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Operations
Net income	$6,662	$4,174	$10,236	$8,547
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other noncash items	615	632	1,261	1,217
Stock-based compensation	485	417	928	860
Net recognized losses (gains) on investments and derivatives	(188)	139	(254)	175
Excess tax benefits from stock-based compensation	(15)	(2)	(24)	(46)
Deferred income taxes	550	454	504	830
Deferral of unearned revenue	6,926	5,969	13,605	10,155
Recognition of unearned revenue	(9,126)	(6,364)	(15,363)	(12,408)
Changes in operating assets and liabilities:
Accounts receivable	(2,789)	(1,647)	(41)	2,338
Other current assets	1,244	797	590	239
Other long-term assets	16	(69)	(62)	(185)
Other current liabilities	285	614	(954)	(3,938)
Other long-term liabilities	304	668	650	1,368

Net cash from operations	4,969	5,782	11,076	9,152

Financing
Short-term borrowings (repayments), maturities of 90 days or less, net	(475)	21	(97)	1,996
Proceeds from issuance of debt, maturities longer than 90 days	1,046	—	1,741	—
Repayments of debt, maturities longer than 90 days	(573)	—	(1,396)	—
Common stock issued	729	96	977	324
Common stock repurchased	(3,867)	(2,820)	(5,407)	(9,313)
Common stock cash dividends	(1,152)	(1,157)	(2,309)	(2,155)
Excess tax benefits from stock-based compensation	15	2	24	46

Net cash used in financing	(4,277)	(3,858)	(6,467)	(9,102)

Investing
Additions to property and equipment	(376)	(842)	(811)	(1,620)
Acquisition of companies, net of cash acquired	(63)	(450)	(102)	(827)
Purchases of investments	(4,287)	(6,596)	(14,777)	(10,842)
Maturities of investments	1,896	290	5,394	754
Sales of investments	3,361	5,700	7,778	12,775
Securities lending payable	(623)	(601)	1,227	(2,144)

Net cash used in investing	(92)	(2,499)	(1,291)	(1,904)
Effect of exchange rates on cash and cash equivalents	(1)	(83)	28	(139)

Net change in cash and cash equivalents	599	(658)	3,346	(1,993)
Cash and cash equivalents, beginning of period	8,823	9,004	6,076	10,339

Cash and cash equivalents, end of period	$9,422	$8,346	$9,422	$8,346

See accompanying notes.

PAGE	5

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Common stock and paid-in capital
Balance, beginning of period	$62,293	$61,655	$62,382	$62,849
Common stock issued	779	86	1,027	312
Common stock repurchased	(923)	(674)	(1,656)	(2,571)
Stock-based compensation	485	417	928	860
Stock-based compensation income tax deficiencies	(68)	(91)	(114)	(58)
Other, net	—	(1)	(1)	—

Balance, end of period	62,566	61,392	62,566	61,392

Retained deficit
Balance, beginning of period	(21,081)	(28,061)	(22,824)	(26,563)
Net income	6,662	4,174	10,236	8,547
Other comprehensive income:
Net unrealized gains (losses) on derivatives	(42)	473	(361)	766
Net unrealized gains (losses) on investments	65	(514)	653	(912)
Translation adjustments and other	(35)	(251)	61	(409)

Comprehensive income	6,650	3,882	10,589	7,992
Common stock cash dividends	(1,140)	(1,147)	(2,297)	(2,304)
Common stock repurchased	(2,712)	(1,588)	(3,751)	(6,039)

Balance, end of period	(18,283)	(26,914)	(18,283)	(26,914)

Total stockholders’ equity	$44,283	$34,478	$44,283	$34,478

See accompanying notes.

PAGE	6

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

Subsequent Events

We evaluated events occurring between the end of our fiscal quarter, December 31, 2009 and January 28, 2010 when the financial statements were issued.

Recently Adopted Accounting Guidance

On July 1, 2009, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted the guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

PAGE	7

PART I

Item 1

Recent Accounting Guidance Not Yet Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

(In millions, except earnings per share)	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Net income available for common shareholders (A)	$6,662	$4,174	$10,236	$8,547

Weighted average shares of common stock outstanding (B)	8,856	8,903	8,885	8,994
Dilutive effect of stock-based awards	95	11	90	58

Common stock and common stock equivalents (C)	8,951	8,914	8,975	9,052

Earnings per share:
Basic (A/B)	$0.75	$0.47	$1.15	$0.95
Diluted (A/C)	$0.74	$0.47	$1.14	$0.94

We excluded the following shares underlying stock-based awards from the calculations of diluted earnings per share because their inclusion would have been anti-dilutive:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Shares excluded from calculations of diluted EPS	101	517	155	326

PAGE	8

PART I

Item 1

NOTE 3    OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Dividends and interest	$159	$175	$324	$382
Net recognized gains on investments	92	270	162	399
Net gains (losses) on derivatives	96	(409)	92	(574)
Net gains (losses) on foreign currency remeasurements	(23)	(350)	32	(529)
Other	46	13	43	13

Total	$370	$(301)	$653	$(309)

Other-than-temporary impairments included in net recognized gains on investments were $6 million and $24 million for the three months and six months ended December 31, 2009, respectively, as compared with $262 million and $334 million during the three months and six months ended December 31, 2008, respectively.

NOTE 4    INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

December 31, 2009

Cash	$2,151	$—	$—	$2,151	$2,151	$—	$—
Mutual funds	1,713	—	—	1,713	1,662	51	—
Commercial paper	2,440	—	—	2,440	1,816	624	—
Certificates of deposit	3,292	—	—	3,292	3,058	234	—
U.S. government and agency securities	12,542	50	(9)	12,583	415	12,168	—
Foreign government bonds	3,530	84	(3)	3,611	—	3,611	—
Mortgage-backed securities	3,981	91	(4)	4,068	—	4,068	—
Corporate notes and bonds	5,411	288	(14)	5,685	200	5,485	—
Municipal securities	539	1	(2)	538	120	418	—
Common and preferred stock	5,171	1,432	(116)	6,487	—	—	6,487
Other investments	507	—	—	507	—	18	489

Total	$41,277	$1,946	$(148)	$43,075	$9,422	$26,677	$6,976

PAGE	9

PART I

Item 1

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2009

Cash	$2,064	$—	$—	$2,064	$2,064	$—	$—
Mutual funds	1,007	—	(25)	982	900	82	—
Commercial paper	2,601	—	—	2,601	400	2,201	—
Certificates of deposit	555	—	—	555	275	280	—
U.S. government and agency securities	13,450	21	(5)	13,466	2,369	11,097	—
Foreign government bonds	3,450	71	(4)	3,517	—	3,517	—
Mortgage-backed securities	3,353	81	(16)	3,418	—	3,418	—
Corporate notes and bonds	4,361	287	(52)	4,596	—	4,596	—
Municipal securities	255	2	(1)	256	68	188	—
Common and preferred stock	4,015	627	(182)	4,460	—	—	4,460
Other investments	465	—	—	465	—	(8)	473

Total	$35,576	$1,089	$(285)	$36,380	$6,076	$25,371	$4,933

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2009

U.S. government and agency securities	$568	$(9)	$—	$—	$568	$(9)
Foreign government bonds	1,395	(1)	491	(2)	1,886	(3)
Mortgage-backed securities	391	(2)	20	(2)	411	(4)
Corporate notes and bonds	397	(5)	183	(9)	580	(14)
Municipal securities	110	(2)	—	—	110	(2)
Common and preferred stock	887	(58)	243	(58)	1,130	(116)

Total	$3,748	$(77)	$937	$(71)	$4,685	$(148)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2009

Mutual funds	$3	$(1)	$77	$(24)	$80	$(25)
U.S. government and agency securities	4,033	(5)	—	—	4,033	(5)
Foreign government bonds	1,444	(3)	669	(1)	2,113	(4)
Mortgage-backed securities	503	(16)	—	—	503	(16)
Corporate notes and bonds	713	(10)	504	(42)	1,217	(52)
Municipal securities	16	(1)	—	—	16	(1)
Common and preferred stock	1,154	(135)	120	(47)	1,274	(182)

Total	$7,866	$(171)	$1,370	$(114)	$9,236	$(285)

At December 31, 2009 and June 30, 2009, the recorded bases and estimated fair values of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $209 million and $204 million, respectively. The estimated fair values are based on publicly available market information or other estimates determined by management. Unrealized losses on fixed-income securities are primarily attributable to

PAGE	10

PART I

Item 1

changes in interest rates. Unrealized losses on domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2009.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

Due in one year or less	$9,837	$9,845
Due after one year through five years	14,945	15,240
Due after five years through 10 years	2,617	2,708
Due after 10 years	4,337	4,423

Total	$31,736	$32,216

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Options and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of December 31, 2009, the total notional amount of such foreign exchange contracts sold was $9.1 billion. Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of December 31, 2009, the total notional amount of these foreign exchange contracts sold was $3.7 billion. Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of December 31, 2009, the total notional amounts of these foreign exchange contracts purchased and sold were $4.5 billion and $4.6 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of December 31, 2009, the total notional amounts of designated and non-designated equity contracts purchased and sold were immaterial.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of December 31, 2009, the total notional amount of fixed-interest rate contracts purchased and sold were $1.7 billion and $653 million, respectively. In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of December 31, 2009, the total notional derivative amount of mortgage contracts purchased was $858 million.

PAGE	11

PART I

Item 1

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low cost method of managing exposure to individual credit risks or groups of credit risks. As of December 31, 2009, the total notional amounts of credit contracts purchased and sold were immaterial.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap and futures contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they are low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of December 31, 2009, the total notional amounts of commodity contracts purchased and sold were $692 million and $22 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2009, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral is required to be posted.

Fair Values of Derivative Instruments

Following are the gross fair values of derivative instruments held at December 31, 2009, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk:

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

Assets
Derivatives not designated as hedging instruments:
Short-term investments	$13	$112	$5	$7	$26	$163
Other current assets	80	—	—	—	—	80

Total	$93	$112	$5	$7	$26	$243
Derivatives designated as hedging instruments:
Short-term investments	$87	$—	$—	$—	$—	$87
Other current assets	284	—	—	—	—	284

Total	$371	$—	$—	$—	$—	$371

Total assets	$464	$112	$5	$7	$26	$614

PAGE	12

PART I

Item 1

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

Liabilities
Derivatives not designated as hedging instruments:
Other current liabilities	$(39)	$(5)	$(6)	$(42)	$(9)	$(101)
Derivatives designated as hedging instruments:
Other current liabilities	$(103)	$—	$—	$—	$—	$(103)

Total liabilities	$(142)	$(5)	$(6)	$(42)	$(9)	$(204)

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

We recognized in other income (expense) the following gains (losses) on foreign exchange contracts designated as fair value hedges (our only fair value hedges during the period) and their related hedged items:

(In millions)	Three Months Ended December 31,	Six Months Ended December 31,

	2009	2009

Derivatives	$89	$(104)
Hedged items	(85)	103

Total	$4	$(1)

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

We recognized the following gains (losses) related to foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the period):

(In millions)	Three Months Ended December 31,	Six Months Ended December 31,

	2009	2009

Effective portion
Gain (loss) recognized in OCI, net of tax effect of $1 and $(111)	$2	$(207)
Gain reclassified from accumulated OCI into revenue	$68	$237

Amount excluded from effectiveness assessment and ineffective portion
Gain (loss) recognized in other income (expense)	$26	$(14)

PAGE	13

PART I

Item 1

We estimate that $92 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months and six months ended December 31, 2009.

Non-Designated Derivatives

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense). These amounts are shown in the table below, with the exception of gains (losses) on derivatives presented in income statement line items other than other income (expense), which were immaterial for the three months and six months ended December 31, 2009. Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) below are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities, which are recorded as a component of OCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from OCI into other income (expense).

(In millions)	Three Months Ended December 31,	Six Months Ended December 31,

	2009	2009

Foreign exchange contracts	$47	$90
Equity contracts	7	16
Interest-rate contracts	9	12
Credit contracts	2	11
Commodity contracts	54	69

Total	$119	$198

NOTE 6    FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. Our Level 1 non-derivative investments primarily include domestic and international equities, U.S. treasuries and agency securities, and exchange-traded mutual funds. Our Level 1 derivative assets and liabilities include those traded on exchanges.

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, mortgage-backed securities, certificates of deposit, certain agency securities, foreign government bonds, and commercial paper. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter options, futures, and swap contracts.

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

PAGE	14

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair values of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value

December 31, 2009

Assets
Mutual funds	$1,713	$—	$—	$1,713	$—	$1,713
Commercial paper	—	2,450	—	2,450	—	2,450
Certificates of deposit	—	3,292	—	3,292	—	3,292
U.S. government and agency securities	9,321	3,246	—	12,567	—	12,567
Foreign government bonds	472	3,050	—	3,522	—	3,522
Mortgage-backed securities	—	4,083	—	4,083	—	4,083
Corporate notes and bonds	—	5,381	192	5,573	—	5,573
Municipal securities	—	538	—	538	—	538
Common and preferred stock	6,233	39	5	6,277	—	6,277
Derivatives	22	588	4	614	(149)	465

Total	$17,761	$22,667	$201	$40,629	$(149)	$40,480

Liabilities
Derivatives	$7	$197	$—	$204	$(147)	$57

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value

June 30, 2009

Assets
Mutual funds	$982	$—	$—	$982	$—	$982
Commercial paper	—	2,601	—	2,601	—	2,601
Certificates of deposit	—	555	—	555	—	555
U.S. government and agency securities	7,134	6,105	—	13,239	—	13,239
Foreign government bonds	501	3,022	—	3,523	—	3,523
Mortgage-backed securities	—	3,593	—	3,593	—	3,593
Corporate notes and bonds	—	4,073	253	4,326	—	4,326
Municipal securities	—	256	—	256	—	256
Common and preferred stock	4,218	28	5	4,251	—	4,251
Derivatives	5	623	5	633	(235)	398

Total	$12,840	$20,856	$263	$33,959	$(235)	$33,724

Liabilities
Derivatives	$5	$344	$—	$349	$(231)	$118

(1)

This table includes the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists. These amounts also include fair value adjustments related to our own credit risk and counterparty credit risk.

PAGE	15

PART I

Item 1

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three months and six months ended December 31, 2009 and 2008 in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in other comprehensive income.

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months and Six Months Ended December 31, 2009

Balance as of June 30, 2009	$253	$5	$5	$263
Total realized and unrealized gains (losses):
Included in other income (expense)	1	—	(2)	(1)
Included in other comprehensive income	(74)	—	—	(74)

Balance as of September 30, 2009	$180	$5	$3	$188
Total realized and unrealized gains:
Included in other income (expense)	1	—	1	2
Included in other comprehensive income	11	—	—	11

Balance as of December 31, 2009	$192	$5	$4	$201

Change in unrealized gains (losses) included in other income (expense) for the three months ended December 31, 2009 related to assets held as of December 31, 2009	$1	$—	$1	$2
Change in unrealized gains (losses) included in other income (expense) for the six months ended December 31, 2009 related to assets held as of December 31, 2009	$2	$—	$(1)	$1

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months and Six Months Ended December 31, 2008

Balance as of June 30, 2008	$138	$8	$71	$217
Total realized and unrealized gains (losses):
Included in other income (expense)	(9)	(4)	48	35
Included in other comprehensive income	(29)	—	—	(29)
Purchases, issuances, and settlements	—	—	(104)	(104)
Transfers in and out of Level 3	11	—	—	11

Balance as of September 30, 2008	$111	$4	$15	$130
Total realized and unrealized gains (losses):
Included in other income (expense)	1	(2)	—	(1)
Included in other comprehensive income	10	—	—	10
Purchases, issuances, and settlements	—	—	(15)	(15)
Transfers in and out of Level 3	(1)	—	—	(1)

Balance as of December 31, 2008	$121	$2	$—	$123

Change in unrealized gains (losses) included in other income (expense) for the three months ended December 31, 2008 related to assets held as of December 31, 2008	$—	$(2)	$—	$(2)
Change in unrealized gains (losses) included in other income (expense) for the six months ended December 31, 2008 related to assets held as of December 31, 2008	$(9)	$(5)	$1	$(13)

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

PAGE	16

PART I

Item 1

An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the three months and six months ended December 31, 2009, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis. The following table presents prior period balances for those assets required to be measured at fair value on a nonrecurring basis and the associated losses recognized during the three months and six months ended December 31, 2008:

(In millions)	December 31, 2008	Level 1	Level 2	Level 3	Total Losses

Assets
Common and preferred stock	$164	$—	$—	$164	$(85)

Total	$164	$—	$—	$164	$(85)

NOTE 7    INVENTORIES

The components of inventories were as follows:

(In millions)	December 31,	June 30,

2009		2009

Raw materials	$100	$170
Work in process	11	45
Finished goods	478	502

Total	$589	$717

NOTE 8    BUSINESS COMBINATIONS

During the six months ended December 31, 2009, we acquired four entities for total consideration of $110 million, substantially all of which was paid in cash. During this period, we also sold three entities for total consideration of $602 million, including Razorfish in the second quarter of fiscal year 2010. These entities have been included in or removed from our consolidated results of operations since their acquisition or sale dates, respectively. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to our consolidated results of operations.

NOTE 9    GOODWILL

Following are details of the changes in our goodwill balances during the three months and six months ended December 31, 2009:

(In millions)	Balance	Acquisitions	Purchase Accounting Adjustments and Other	Balance

September 30, 2009		December 31, 2009

Windows & Windows Live Division	$77	$—	$—	$77
Server and Tools	1,070	49	—	1,119
Online Services Division	6,633	—	(261)	6,372
Microsoft Business Division	3,998	—	(2)	3,996
Entertainment and Devices Division	804	—	—	804

Total	$12,582	$49	$(263)	$12,368

PAGE	17

PART I

Item 1

(In millions)	Balance	Acquisitions	Purchase Accounting Adjustments and Other	Balance

	June 30, 2009	December 31, 2009

Windows & Windows Live Division	$77	$—	$—	$77
Server and Tools	1,038	82	(1)	1,119
Online Services Division	6,657	—	(285)	6,372
Microsoft Business Division	3,927	3	66	3,996
Entertainment and Devices Division	804	—	—	804

Total	$12,503	$85	$(220)	$12,368

None of the amounts recorded as goodwill are expected to be deductible for tax purposes. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but will not exceed 12 months. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred. Any change in the goodwill amounts resulting from foreign currency translations are presented as “other” in the table above. Also included within “other” is $263 million for the three months ended December 31, 2009 and $286 million for the six months ended December 31, 2009 of goodwill associated with business dispositions. See also Note 8.

In connection with the disposal of Razorfish, we performed an interim impairment analysis of our Online Services Division goodwill balance during the first quarter of fiscal year 2010. No impairment of goodwill was identified.

NOTE 10    INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2009			June 30, 2009

Contract-based	$1,087	$(884)	$203	$1,087	$(855)	$232
Technology-based	2,158	(1,284)	874	2,033	(1,090)	943
Marketing-related	117	(78)	39	188	(97)	91
Customer-related	445	(215)	230	732	(239)	493

Total	$3,807	$(2,461)	$1,346	$4,040	$(2,281)	$1,759

We generally amortize acquired intangibles on a straight-line basis over their estimated weighted average lives. Intangible assets amortization expense was $169 million for the three months and $318 million for the six months ended December 31, 2009 as compared with $145 million for the three months and $285 million for the six months ended December 31, 2008. The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2009:

(In millions)

Year Ending June 30,

2010 (excluding the six months ended December 31, 2009)	$264
2011	509
2012	346
2013	205
2014 and thereafter	22

Total	$1,346

PAGE	18

PART I

Item 1

NOTE 11    DEBT

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Our initial commercial paper program provided for the issuance and sale of up to $2.0 billion. Following the issuance of our long-term debt in May 2009, we increased the commercial paper program and issued an additional $250 million of commercial paper during the six months ended December 31, 2009. As of December 31, 2009, we had $2.25 billion of commercial paper and $3.75 billion of long-term debt issued and outstanding.

Short-term Debt

As of December 31, 2009, our $2.25 billion of commercial paper issued and outstanding had a weighted average interest rate, including issuance costs, of 0.14% and maturities of 16 to 210 days. The estimated fair value of this commercial paper approximates its carrying value.

In November 2009, we replaced our $2.0 billion and $1.0 billion credit facilities with a $2.25 billion 364-day credit facility, which expires on November 5, 2010. This facility serves as a back-up for our commercial paper program. As of December 31, 2009, we were in compliance with the financial covenant in the credit facility, which requires a coverage ratio be maintained of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against the credit facilities during the six months ended December 31, 2009.

Long-term Debt

As of December 31, 2009, we had issued and outstanding $3.75 billion of debt securities as follows: $2.0 billion aggregate principal amount of 2.95% notes due 2014, $1.0 billion aggregate principal amount of 4.20% notes due 2019, and $750 million aggregate principal amount of 5.20% notes due 2039 (collectively “the Notes”). Interest on the Notes is payable semi-annually on June 1 and December 1 of each year to holders of record on the preceding May 15 and November 15. The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

As of December 31, 2009, the total carrying value and estimated fair value of our long-term debt were $3.75 billion and $3.77 billion, respectively. The estimated fair value is based on quoted prices for our publicly-traded debt as of December 31, 2009.

NOTE 12    INCOME TAXES

Our effective tax rate was 25% for both the three months and six months ended December 31, 2009, as compared with 26% for the three months and 27% for the six months ended December 31, 2008. The fiscal year 2010 rate reflects a higher mix of foreign earnings taxed at lower rates.

Tax contingencies and other tax liabilities were $6.1 billion as of December 31, 2009 and $5.5 billion as of June 30, 2009, and were included in other long-term liabilities.

NOTE 13    UNEARNED REVENUE

The components of unearned revenue were as follows:

(In millions)	December 31,	June 30,

	2009	2009

Volume licensing programs	$10,058	$11,350
Undelivered elements	600	1,083
Other	1,870	1,851

Total	$12,528	$14,284

PAGE	19

PART I

Item 1

Unearned revenue by segment was as follows:

(In millions)	December 31,	June 30,

2009		2009

Windows & Windows Live Division	$1,736	$2,345
Server and Tools	4,227	4,732
Microsoft Business Division	5,680	6,508
Other segments	885	699

Total	$12,528	$14,284

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

Our aggregate product warranty liabilities, which are included in other current liabilities and other long-term liabilities on our balance sheets, changed during the three months and six months ended December 31, 2009 as follows:

(In millions)	Three Months Ended December 31,	Six Months Ended December 31,

	2009	2009

Balance, beginning of period	$289	$342
Accrual for warranties issued	61	94
Adjustments to pre-existing warranties	(2)	(2)
Settlements of warranty claims	(40)	(126)

Balance, end of period	$308	$308

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

On December 16, 2009, the European Commission announced that it had adopted a decision that renders legally binding commitments offered by Microsoft to address the Commission’s concerns regarding competition in Web browsing software. This decision ends the Commission’s investigation. It does not address whether a violation of European Commission competition law occurred. The commitments offered by Microsoft broadly ensure that computer manufacturers will remain free to install any browser on the PCs they ship, and they provide for a Web browser “choice screen” to be offered to end users throughout Europe. The Commission had opened its investigation in January 2008 following a complaint filed with the Commission by Opera Software ASA.

PAGE	20

PART I

Item 1

In January 2008, the Commission also opened a competition law investigation that relates primarily to interoperability with respect to our Microsoft Office family of products. This investigation resulted from complaints filed with the Commission by a trade association of Microsoft’s competitors. Microsoft has made a number of proposals to address the Commission’s competition law concerns in this area. The Commission announced on December 16, 2009 that it welcomed these proposals and that it will take them into account in assessing this matter.

We are also subject to a Consent Decree and Final Judgment (“Final Judgments”) that resolved lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions. The Final Judgments imposed various constraints on our Windows operating system businesses. The Final Judgments are scheduled to expire in May 2011.

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

The settlements in all states have received final court approval. Cases in Canada have not been settled. We estimate the total cost to resolve all of the overcharge class action cases will range between $1.8 billion and $2.0 billion. The actual cost depends on factors such as the claim rate, the quantity and mix of products for which claims are made, the number of eligible class members who ultimately use the vouchers, the nature of hardware and software that is acquired using the vouchers, and the cost of administering the claims. At December 31, 2009, we have recorded a liability related to these claims of approximately $700 million, which reflects our estimated exposure of $1.8 billion less payments made to date of approximately $1.1 billion mostly for vouchers, legal fees, and administrative expenses.

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. filed a complaint in U.S. District Court for the District of Utah, asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. This case was transferred to the District of Maryland. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. Both parties appealed, and in October 2007, the court of appeals affirmed the decision of the trial court, and remanded the case to that court for further proceedings. Summary judgment motions were filed in October 2009, and will be heard in March 2010. If any claims survive those motions, the case will be transferred back to Utah for trial.

Patent and Intellectual Property Claims

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

PAGE	21

PART I

Item 1

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

In October 2003, Uniloc USA Inc., a subsidiary of a Singapore-based security technology company, filed a patent infringement suit in U.S. District Court in Rhode Island, claiming that product activation technology in Windows XP and certain other Microsoft programs violated a Uniloc patent. After we obtained a favorable summary judgment that we did not infringe any of the claims of this patent, the court of appeals vacated the trial court decision and remanded the case for trial. In April 2009, the jury returned a $388 million verdict against us, including a finding of willful infringement. On September 29, 2009, the district court judge overturned the jury verdict, ruling that the evidence did not support the jury’s finding that Microsoft infringed the patent. Uniloc has appealed.

In March 2007, i4i Limited Partnership sued Microsoft in U.S. District Court in Texas claiming that certain custom XML technology in Word 2003 and 2007 infringed i4i’s patent. In May 2009, a jury returned a verdict against us, finding damages of $200 million and that we willfully infringed the patent. In August 2009, the court denied our post-trial motions and awarded enhanced damages of $40 million and prejudgment interest of $37 million. The court also issued a permanent injunction prohibiting additional distribution of the allegedly infringing technology. We appealed and the appellate court stayed the injunction pending our appeal. On December 22, 2009, the court of appeals rejected our appeal and affirmed the trial court’s judgment and injunction, except that the court of appeals modified the effective date of the injunction to January 11, 2010. We are seeking a rehearing before the court of appeals.

There are over 50 other patent infringement cases pending against Microsoft, 10 of which are set for trial in fiscal year 2010. These cases include a lawsuit filed against Microsoft by VirnetX Inc. in U.S. District Court in Texas in which VirnetX asserts that various Microsoft products including Windows client and server operating systems software and communications software infringe patents relating to certain secure Internet communications. Trial is scheduled for March 2010.

Other

We also are subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

As of December 31, 2009, we had accrued aggregate liabilities of approximately $900 million in other current liabilities and approximately $400 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could be up to $1.0 billion in aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

NOTE 16    EMPLOYEE SEVERANCE

In January 2009, we announced and implemented a resource management program to reduce discretionary operating expenses, employee headcount, and capital expenditures. As part of this program, we announced the elimination of 5,000 positions in research and development, marketing, sales, finance, legal, human resources, and information technology by June 30, 2010. As of September 30, 2009, we had reduced our overall number of positions by approximately 5,000 and headcount by approximately 4,600.

In November 2009, we identified an additional 800 positions for elimination based on our efforts to manage our expenses. Severance expense of approximately $52 million associated with these additional eliminations was reflected in our second quarter financial statements. To date, we have had a headcount reduction of approximately 5,300 under our resource management efforts.

PAGE	22

PART I

Item 1

The changes in our employee severance liabilities related to our resource management efforts during the three months and six months ended December 31, 2009 were as follows:

(In millions)	Three Months Ended December 31,	Six Months Ended December 31,

	2009	2009

Balance, beginning of period	$42	$127
Additional accruals	52	52
Adjustments	7	7
Cash payments	(70)	(155)

Balance, end of period	$31	$31

NOTE 17    STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Shares of common stock repurchased	125	94	183	318
Value of common stock repurchased	$3,583	$2,234	$5,028	$8,200

We repurchased all shares with cash resources. As of December 31, 2009, approximately $29.5 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date

			(in millions)
Fiscal year 2010
September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009
December 9, 2009	$0.13	February 18, 2010	$1,145	March 11, 2010

Fiscal year 2009
September 19, 2008	$0.13	November 20, 2008	$1,157	December 11, 2008
December 10, 2008	$0.13	February 19, 2009	$1,155	March 12, 2009

The estimate of the amount to be paid as a result of the December 9, 2009 declaration was included in other current liabilities as of December 31, 2009.

NOTE 18    SEGMENT INFORMATION

In its operation of the business, management reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. Our five segments are: Windows & Windows Live Division; Server and Tools; Online Services Division; Microsoft Business Division; and Entertainment and Devices Division. We have recast certain prior period amounts within this note to conform to the way we internally managed and monitored segment performance during the current fiscal year, including moving Windows Live from Online Services Division to Windows & Windows Live Division, Mobile Services from Online Services Division to Entertainment and Devices Division, and Razorfish from Online Services Division to Corporate. Razorfish was disposed of during the second quarter of fiscal year 2010.

PAGE	23

PART I

Item 1

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Revenue
Windows & Windows Live Division	$5,073	$3,930	$9,058	$8,041
Server and Tools	3,848	3,775	7,285	7,214
Online Services Division	581	595	1,067	1,108
Microsoft Business Division	4,749	4,893	9,155	9,810
Entertainment and Devices Division	2,938	3,256	4,829	5,149
Unallocated and other	1,833	180	548	368

Consolidated	$19,022	$16,629	$31,942	$31,690

Operating income (loss)
Windows & Windows Live Division	$3,516	$2,550	$6,324	$5,409
Server and Tools	1,370	1,336	2,606	2,336
Online Services Division	(478)	(378)	(972)	(704)
Microsoft Business Division	2,914	2,991	5,747	6,096
Entertainment and Devices Division	361	103	654	237
Reconciling amounts	830	(663)	(1,364)	(1,436)

Consolidated	$8,513	$5,939	$12,995	$11,938

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

Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and accelerated depreciation and amortization of stock-based awards. In addition, certain revenue and expenses are excluded from segments or included in corporate-level activity, including certain legal settlements, accruals for legal contingencies, and accruals for employee severance. For the three months ended December 31, 2009, reconciling amounts include the recognition of previously deferred revenue related to sales of Windows Vista with a guarantee to be upgraded to Windows 7 at minimal or no cost and sales of Windows 7 to original equipment manufacturers and retailers before general availability.

PAGE	24

PART I

Item 1

Significant reconciling items were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2009	2008	2009	2008

Corporate-level activity (1)	$(1,291)	$(979)	$(2,229)	$(2,086)
Stock-based compensation	109	191	229	371
Revenue reconciling amounts	1,787	116	421	303
Other	225	9	215	(24)

Total	$830	$(663)	$(1,364)	$(1,436)

(1)	Corporate-level activity excludes stock-based compensation and revenue reconciling amounts presented separately in those line items.

PAGE	25

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of December 31, 2009, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and six-month periods ended December 31, 2009 and 2008. These interim financial statements are the responsibility of the Corporation’s management.

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

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

January 28, 2010

PAGE	26

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

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products and services for many different types of computing devices. Our software products and services include operating systems for personal computers, servers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; high-performance computing applications; software development tools; and video games. We provide consulting and product and solution support services, and we train and certify computer system integrators and developers. We also design and sell hardware, including the Xbox 360 video game console, the Zune digital music and entertainment device, and peripherals. Online offerings and information are delivered through Bing, Windows Live, Office Live, Xbox LIVE, our MSN portals and channels, and the Microsoft Online Services platform, which includes offerings for businesses, such as Microsoft Dynamics CRM Online, Exchange Hosted Services, Exchange Online, and SharePoint Online. We enable the delivery of online advertising across our broad range of digital media properties and on Bing through our proprietary adCenter platform.

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Entertainment and Devices Division has generated approximately 40% of its yearly segment revenues in our second fiscal quarter. In addition, quarterly revenues may be impacted by the deferral of revenue. See the discussion below regarding the deferral of revenue related to Windows 7, which negatively impacted revenue for the first quarter of fiscal year 2010 and positively impacted revenue for the second quarter of fiscal year 2010.

All growth and percentage comparisons refer to the three months and six months ended December 31, 2009, as compared with the three months and six months ended December 31, 2008, unless otherwise noted.

Summary

(In millions, except per share amounts and percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2009	2008		2009	2008

Revenue	$19,022	$16,629	14%	$31,942	$31,690	1%
Operating income	$8,513	$5,939	43%	$12,995	$11,938	9%
Diluted earnings per share	$0.74	$0.47	57%	$1.14	$0.94	21%

PAGE	27

PART I

Item 2

Three months ended December 31, 2009 compared with three months ended December 31, 2008

Revenue increased mainly due to the launch of Windows 7 on October 22, 2009. Operating income increased reflecting increased revenue and decreased operating expenses in most categories.

•	Cost of revenue decreased $279 million or 7%, primarily reflecting decreased Xbox 360 console costs and cost controls, offset in part by increased online costs, mainly traffic acquisition costs.

•

Research and development expenses decreased $211 million or 9%, primarily reflecting a decrease in third-party development and programming costs, a decrease in headcount, and the capitalization of certain software development costs.

•	General and administrative expenses increased $293 million or 35%, primarily due to increased legal charges.

Diluted earnings per share increased primarily reflecting increased net income and share repurchases during the past 12 months. We repurchased 183 million shares during the 12 months ended December 31, 2009.

Six months ended December 31, 2009 compared with six months ended December 31, 2008

Revenue increased mainly due to the launch of Windows 7 on October 22, 2009. Operating income increased reflecting increased revenue and decreased operating expenses in most categories.

•

Research and development expenses decreased $429 million or 9%, primarily reflecting a decrease in third-party development and programming costs, a decrease in headcount, and the capitalization of certain software development costs.

•	Sales and marketing expenses decreased $297 million or 4%, due mainly to cost controls and decreased corporate marketing and advertising spending.

•	Cost of revenue decreased $285 million or 4%, primarily reflecting decreased Xbox 360 console costs and cost controls, offset in part by increased online costs, mainly traffic acquisition costs.

•	General and administrative expenses increased $147 million or 9%, primarily due to increased legal charges, offset in part by cost controls.

Diluted earnings per share increased primarily reflecting increased net income and share repurchases during the past 12 months.

Demand for our software, services, hardware, and online offerings has a strong correlation to global macroeconomic factors. While we see the potential for improvement in calendar year 2010, the timing is uncertain. In the meantime, we are positive about our relative market position and our product delivery plans. In addition, we remain focused on executing in the areas we can control by continuing to provide high value products at the lowest total cost of ownership while managing our expenses.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

The revenue and operating income (loss) amounts in this section are presented on a basis consistent with accounting principles generally accepted in the United States of America (“U.S. GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 18 – Segment Information of the Notes to Financial Statements (Part I, Item I) is presented on a basis consistent with our current internal management reporting. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately. We have recast certain prior period amounts within this section to conform to the way we internally managed and monitored segment performance during fiscal year 2010, including moving Windows Live from Online Services Division to Windows & Windows Live Division, Mobile Services from Online Services Division to Entertainment and Devices Division, and Razorfish from Online Services Division to Corporate. Razorfish was disposed of in the second quarter of fiscal year 2010.

PAGE	28

PART I

Item 2

Windows & Windows Live Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2009	2008		2009	2008

Revenue	$6,904	$4,064	70%	$9,528	$8,337	14%
Operating income	$5,394	$2,712	99%	$6,854	$5,761	19%

Windows & Windows Live (“Windows”) Division offerings consist of premium and standard edition Windows operating systems and online software and services through Windows Live. Premium Windows operating systems are those that include additional functionality and are sold at a price above our standard editions. Premium editions include Windows 7 Home Premium, Windows 7 Professional, Windows 7 Ultimate, Windows 7 Enterprise, Windows Vista Business, Windows Vista Home Premium, Windows Vista Ultimate, and Windows Vista Enterprise. Standard editions include Windows 7 Starter, Windows 7 Home Basic, Windows Vista Home Basic, and Windows XP Home. Windows Live primarily generates revenue from online advertising.

Windows Division revenue growth is directly impacted by growth of PC purchases from original equipment manufacturers (“OEMs”) that pre-install versions of Windows operating systems because the OEM channel accounts for approximately 80% of total Windows Division revenue. The remaining approximately 20% of Windows Division revenue (“other revenue”) is generated by commercial and retail sales of Windows and online advertising from Windows Live. In the first quarter of fiscal year 2010, we deferred revenue (the “Windows 7 Deferral”) associated with sales of Windows Vista with a guarantee to be upgraded to Windows 7 at minimal or no cost and with sales of Windows 7 to retailers before general availability. We recognized the majority of this deferred revenue in the second quarter after launching Windows 7 on October 22, 2009.

Three months ended December 31, 2009 compared with three months ended December 31, 2008

Windows Division revenue increased due to strong sales of Windows 7 and PC market improvement. We estimate total worldwide PC shipments from all sources grew approximately 15% to 17%. OEM revenue increased $2.3 billion or 72%. Excluding $1.7 billion of revenue recognized related to the Windows 7 Deferral, OEM revenue increased $664 million or 21%, while OEM license units increased 22%. The OEM revenue increase was primarily driven by PC market growth, higher Windows attach rates across all regions, channels, and types of PCs and the restoration of normal OEM inventory levels, offset in part by PC market changes, including stronger growth of consumer PCs versus business PCs and of emerging markets versus developed markets. Other revenue increased $511 million or 60% driven primarily by strong Windows 7 retail sales.

Windows Division operating income increased as a result of increased revenue, offset in part by increased operating expenses. Cost of revenue increased $81 million or 25%, primarily driven by increased retail product costs, traffic acquisition costs and royalties. Sales and marketing expenses increased $113 million or 18% reflecting increased advertising and marketing campaigns for the launch of Windows 7.

Six months ended December 31, 2009 compared with six months ended December 31, 2008

Windows Division revenue increased primarily as a result of strong sales of Windows 7 and PC market improvement. We estimate total worldwide PC shipments from all sources grew approximately 8% to 10%. OEM revenue increased $708 million or 11%. Excluding the recognition of $248 million of revenue associated with the Windows 7 Deferral, OEM revenue increased $460 million or 7%, while OEM license units increased 14%. The OEM revenue increase was primarily driven by PC market growth, higher Windows attach rates across all regions, channels, and types of PCs and the restoration of normal OEM inventory levels, offset in part by PC market changes, including stronger growth of consumer PCs versus business PCs and of emerging markets versus developed markets. Other revenue increased $483 million or 29% driven primarily by strong Windows 7 retail sales.

PAGE	29

PART I

Item 2

Windows Division operating income increased as a result of increased revenue, offset in part by increased operating expenses. Cost of revenue increased $122 million or 19%, primarily driven by increased retail product costs, traffic acquisition costs, and royalties. Research and development expenses decreased $76 million or 11%, primarily as a result of capitalization of certain software development costs and completion of Windows 7 product development. Sales and marketing expenses increased $74 million or 6%.

Server and Tools

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2009	2008		2009	2008

Revenue	$3,844	$3,755	2%	$7,278	$7,172	1%
Operating income	$1,491	$1,375	8%	$2,767	$2,409	15%

Server and Tools licenses products, applications, tools, content, and services that are designed to make information technology professionals and developers more productive and efficient. Server and Tools product offerings consist of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, and other server products. We also offer developer tools, training and certification. Our services offerings include Premier product support services and Microsoft Consulting Services. Server products can be run on-site, in a partner-hosted environment, or in a Microsoft-hosted environment. We use multiple channels for licensing, including pre-installed OEM versions, licenses through partners, and licenses directly to end customers. Approximately 50% of Server and Tools revenue comes from annuity volume licensing agreements, approximately 30% is purchased through transactional volume licensing programs, fully packaged product and licenses sold to OEMs, and the remainder comes from services.

Three months ended December 31, 2009 compared with three months ended December 31, 2008

Server and Tools revenue increased reflecting growth in product revenue, offset in part by a decline in services revenue. Product revenue increased $103 million or 3%, primarily driven by growth in Windows Server, Enterprise CAL Suites and System Center revenue. The growth in product revenue reflects continued adoption of Windows platform applications. Services revenue declined $14 million or 2%, primarily due to decreased revenue from consulting services.

Server and Tools operating income increased primarily due to product revenue growth and a decrease in research and development expenses. Research and development expenses decreased $41 million or 7%, primarily driven by decreased headcount-related expenses and third-party development and programming costs.

Six months ended December 31, 2009 compared with six months ended December 31, 2008

Server and Tools revenue increased reflecting growth in product revenue, offset in part by a decline in services revenue. Product revenue increased $138 million or 2%, primarily driven by growth in Enterprise CAL Suites, System Center and SQL Server revenue. The growth in product revenue reflects increased revenue from annuity volume licensing agreements and continued adoption of Windows platform applications. Services revenue declined $32 million or 2%, primarily due to decreased revenue from consulting services.

Server and Tools operating income increased primarily due to product revenue growth and decreases in all operating expense categories. Sales and marketing expenses decreased $87 million or 4%, primarily due to a decrease in headcount-related expenses and corporate marketing expenses. Research and development expenses decreased $70 million or 6%, primarily driven by reduced third-party development and programming costs and headcount-related expenses. Cost of revenue decreased $66 million or 5%, reflecting the decline in demand for consulting services. General and administrative expenses decreased $27 million or 14%, due to decreased headcount-related expenses.

PAGE	30

PART I

Item 2

Online Services Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2009	2008		2009	2008

Revenue	$581	$609	(5)%	$1,067	$1,132	(6)%
Operating loss	$(466)	$(320)	(46)%	$(950)	$(635)	(50)%

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

Three months ended December 31, 2009 compared with three months ended December 31, 2008

OSD revenue decreased as a result of lower Access and online advertising revenue. Access revenue decreased $14 million or 29%, reflecting continued migration of subscribers to broadband or other competitively-priced service providers. Online advertising revenue decreased $11 million or 2%, to $516 million, reflecting a decrease in display advertising and advertiser and publisher tools revenue, offset in part by an increase in search revenue. Foreign currency exchange rates accounted for a $13 million or two percentage point increase in revenue.

OSD operating loss increased mainly due to increased cost of revenue and decreased revenue, offset in part by decreased research and development expenses. Cost of revenue increased $171 million or 50%, primarily driven by higher online traffic acquisition costs. Research and development expenses decreased $49 million or 17%, primarily due to decreased third-party development and programming costs and headcount-related expenses.

Six months ended December 31, 2009 compared with six months ended December 31, 2008

OSD revenue decreased primarily as a result of lower online advertising and Access revenue. Online advertising revenue decreased $32 million or 3%, to $934 million, primarily reflecting a decrease in display advertising and advertiser and publisher tools revenue. Access revenue decreased $28 million or 29%, reflecting continued migration of subscribers to broadband or other competitively-priced service providers.

OSD operating loss increased mainly due to increased cost of revenue and decreased revenue, offset in part by decreased research and development expenses. Cost of revenue increased $347 million or 54%, primarily driven by higher online traffic acquisition costs. Research and development expenses decreased $88 million or 16%, primarily due to decreased third-party development and programming costs.

Yahoo! Commercial Agreement

On December 4, 2009, we entered into a definitive 10-year agreement with Yahoo! Inc. (“Yahoo”) whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo websites. We believe this agreement will allow us over time to improve the effectiveness and increase the value of our search offering through greater scale in search queries and an expanded and more competitive search and advertising marketplace. The transaction is subject to regulatory review; we expect to close the transaction in fiscal year 2010.

Microsoft Business Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2009	2008		2009	2008

Revenue	$4,745	$4,881	(3)%	$9,149	$9,835	(7)%
Operating income	$3,010	$3,021	—%	$5,867	$6,199	(5)%

PAGE	31

PART I

Item 2

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

Three months ended December 31, 2009 compared with three months ended December 31, 2008

MBD revenue decreased reflecting decreased business revenue partially offset by increased consumer revenue. Business revenue decreased $231 million or 6%, primarily reflecting a decline in licensing the 2007 Microsoft Office system to transactional business customers, offset in part by a 1% increase in Microsoft Dynamics revenue. Consumer revenue increased $95 million or 12%, primarily as a result of growth in the PC market.

MBD operating income was flat reflecting decreased revenue, offset by decreased sales and marketing and research and development expenses. Sales and marketing expenses decreased $81 million or 7%, primarily driven by a decrease in corporate marketing activities and headcount-related costs associated with our corporate sales force. Research and development expenses decreased $64 million or 15%, primarily as a result of capitalization of certain Microsoft Office system software development costs.

Six months ended December 31, 2009 compared with six months ended December 31, 2008

MBD revenue decreased reflecting decreased business and consumer revenue. Business revenue decreased $392 million or 5%, primarily reflecting a decline in licensing the 2007 Microsoft Office system to transactional business customers and a 2% decrease in Microsoft Dynamics revenue, offset in part by growth in multi-year volume licensing agreement revenue. The growth in multi-year volume licensing agreement revenue primarily reflects recognition of deferred revenue from previously signed agreements. Consumer revenue decreased $295 million or 15%, primarily as a result of pricing promotions in the first half of fiscal year 2009 that drove increased licensing in that period, a shift to lower-priced products, and a decline in licensing the 2007 Microsoft Office system.

MBD operating income decreased due mainly to decreased revenue, offset in part by decreased sales and marketing and research and development expenses. Sales and marketing expenses decreased $262 million or 12%, primarily driven by a decrease in corporate marketing activities and headcount-related costs associated with our corporate sales force. Research and development expenses decreased $95 million or 11%, primarily as a result of capitalization of certain Microsoft Office system software development costs and lower headcount-related expenses.

Entertainment and Devices Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2009	2008		2009	2008

Revenue	$2,902	$3,256	(11)%	$4,793	$5,149	(7)%
Operating income	$375	$130	188%	$686	$290	137%

Entertainment and Devices Division (“EDD”) offerings include the Xbox 360 platform (which includes the Microsoft Xbox 360 video game console system, Xbox 360 video games, Xbox LIVE, and Xbox 360 accessories), the Zune digital music and entertainment platform (including Zune HD, which was released in September 2009), PC software games, online games and services, Mediaroom (our Internet protocol television software), the Microsoft Surface computing platform, Windows Mobile and embedded device platforms, and other devices. EDD leads the development efforts for our line of consumer software and hardware products including application software for Apple’s Macintosh computers and Microsoft PC hardware products, and is responsible for all retail sales and marketing for Microsoft Office and Windows operating systems.

PAGE	32

PART I

Item 2

Three months ended December 31, 2009 compared with three months ended December 31, 2008

EDD revenue decreased reflecting a $295 million or 12% decline in Xbox 360 platform and PC game revenue. This decrease was due mainly to decreased revenue from Xbox 360 video games, decreased Xbox 360 consoles sold, and decreased revenue per console, offset in part by increased Xbox LIVE revenue. The decreased revenue from Xbox 360 video games was due primarily to the release of two significant games in the second quarter of the prior year. We shipped 5.2 million Xbox 360 consoles during the second quarter of fiscal year 2010, compared with 6.0 million Xbox 360 consoles during the second quarter of fiscal year 2009. The decreased revenue per console resulted from price reductions during the past 12 months. Non-gaming revenue decreased $59 million or 8%, primarily reflecting decreased sales of Zune digital music and entertainment devices and Windows Mobile device platforms. Foreign currency exchange rates accounted for a $49 million or two percentage point increase in revenue.

EDD operating income increased due to reduced operating expenses. Cost of revenue decreased $478 million or 23%, primarily due to lower Xbox 360 console costs, offset in part by increased royalties to partners related to increased Xbox LIVE transactions. Sales and marketing expenses decreased $75 million or 15%, primarily due to decreased marketing for the Xbox 360 platform. Research and development expenses decreased $50 million or 10%, primarily reflecting decreased headcount-related expenses and third-party development and programming costs.

Six months ended December 31, 2009 compared with six months ended December 31, 2008

EDD revenue decreased reflecting decreases in Xbox 360 platform and PC game revenue, as well as decreased revenue from the non-gaming portion of the business. Xbox 360 platform and PC game revenue decreased by $199 million or 5% due mainly to decreased Xbox 360 consoles sold, decreased revenue per console, and decreased revenue from Xbox 360 games, offset in part by increased Xbox LIVE revenue. We shipped 7.3 million Xbox 360 consoles during the first half of fiscal year 2010, compared with 8.3 million Xbox 360 consoles during the first half of fiscal year 2009. The decreased revenue per console resulted from price reductions during the past 12 months. The decreased revenue from Xbox 360 video games was due primarily to the release of two significant games in the second quarter of the prior year. Non-gaming revenue decreased $157 million or 11%, primarily reflecting decreased sales of Zune digital music and entertainment devices and Window Mobile device platforms.

EDD operating income increased due to reduced operating expenses. Cost of revenue decreased $581 million or 19%, primarily due to lower Xbox 360 console costs, offset in part by increased royalties to partners related to increased Xbox LIVE transactions. Sales and marketing expenses decreased by $59 million or 8%, primarily due to decreased marketing for the Xbox 360 platform. Research and development expenses decreased $113 million or 12%, primarily reflecting decreased headcount-related expenses and third-party development and programming costs.

Corporate-Level Activity

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2009	2008		2009	2008

Corporate-level activity	$(1,291)	$(979)	(32)%	$(2,229)	$(2,086)	(7)%

Certain corporate-level activity is not allocated to our segments. Those results include expenses such as broad-based sales and marketing, product support services, human resources, legal, finance, information technology, corporate development and procurement activities, research and development and other costs, and legal settlements and contingencies. Corporate-level expenses increased, primarily reflecting an increase in legal charges, offset in part by cost controls and for the six months ended December 31, 2009, by decreased partner payments. Legal charges were approximately $290 million during the three months ended December 31, 2009.

PAGE	33

PART I

Item 2

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2009	2008		2009	2008

Cost of revenue	$3,628	$3,907	(7)%	$6,470	$6,755	(4)%
As a percent of revenue	19%	23%	(4)ppt	20%	21%	(1)ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to drive traffic to our websites and/or acquire online advertising space (“traffic acquisition costs”), costs incurred to support and maintain Internet-based products and services, warranty costs, inventory valuation adjustments, costs associated with the delivery of consulting services, and the amortization of capitalized research and development costs associated with software products that have reached technological feasibility. Cost of revenue decreased reflecting decreased Xbox 360 platform costs and cost controls, offset in part by increased online costs, including traffic acquisition costs.

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2009	2008		2009	2008

Research and development	$2,079	$2,290	(9)%	$4,144	$4,573	(9)%
As a percent of revenue	11%	14%	(3)ppt	13%	14%	(1)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. The decrease in research and development expenses during the three months and six months ended December 31, 2009 was primarily driven by a decrease in third-party development and programming costs, a 3% reduction in headcount-related expenses, and the capitalization of certain software development costs.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2009	2008		2009	2008

Sales and marketing	$3,619	$3,662	(1)%	$6,409	$6,706	(4)%
As a percent of revenue	19%	22%	(3)ppt	20%	21%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses decreased primarily as a result of decreased corporate marketing and advertising campaigns, and for the six months ended December 31, 2009, a 3% reduction in headcount-related expenses.

PAGE	34

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2009	2008		2009	2008

General and administrative	$1,124	$831	35%	$1,865	$1,718	9%
As a percent of revenue	6%	5%	1ppt	6%	5%	1ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative headcount, and legal and other administrative fees. General and administrative expenses increased during the three months and six months ended December 31, 2009 primarily driven by increased legal charges, offset in part by an 8% decrease in headcount-related expenses for the six months ended December 31, 2009.

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2009	2008		2009	2008

Dividends and interest	$159	$175	(9)%	$324	$382	(15)%
Net recognized gains on investments	92	270	(66)%	162	399	(59)%
Net gains (losses) on derivatives	96	(409)	*	92	(574)	*
Net gains (losses) on foreign currency remeasurements	(23)	(350)	(93)%	32	(529)	*
Other	46	13	254%	43	13	231%

Total	$370	$(301)	*	$653	$(309)	*

*	Not meaningful

Three months ended December 31, 2009 compared with three months ended December 31, 2008

Dividends and interest decreased primarily due to increased interest expense on our long-term debt and lower interest rates on our fixed-income investments, offset in part by higher average investment portfolio balances. Net recognized gains on investments decreased primarily due to sales of certain equity investments held in our strategic investments portfolio in the prior period, offset in part by lower other-than-temporary impairments. Other-than-temporary impairments were $6 million during the three months ended December 31, 2009, as compared with $262 million during the three months ended December 31, 2008 and decreased primarily due to improvements in market conditions. Net gains on derivatives increased across all asset classes in the current period as compared with losses in the prior period. Net losses from foreign currency remeasurements declined due to a weakening U.S. dollar. Other includes a gain on the divestiture of Razorfish.

Six months ended December 31, 2009 compared with six months ended December 31, 2008

Dividends and interest decreased primarily due to increased interest expense on our long-term debt and lower interest rates on our fixed-income investments, offset in part by higher average investment portfolio balances. Net recognized gains on investments decreased primarily due to sales of certain equity investments held in our strategic investments portfolio in the prior period, offset in part by lower other-than-temporary impairments. Other-than-temporary impairments were $24 million during the six months ended December 31, 2009, as compared with $334 million during the six months ended December 31, 2008 and decreased primarily due to improvements in market conditions. Net gains on derivatives increased across all asset classes as compared to the prior period. Net gains from foreign currency remeasurements compared to net losses in the prior period were due to a weakening U.S. dollar. Other includes a gain on the divestiture of Razorfish.

PAGE	35

PART I

Item 2

Income Taxes

Our effective tax rate was 25% for both the three months and six months ended December 31, 2009, as compared with 26% for the three months and 27% for the six months ended December 31, 2008. The fiscal year 2010 rate reflects a higher mix of foreign earnings taxed at lower rates.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $36.1 billion as of December 31, 2009, compared with $31.4 billion as of June 30, 2009. Equity and other investments were $7.0 billion as of December 31, 2009, compared with $4.9 billion as of June 30, 2009. Our investments consist primarily of fixed-income securities, diversified among industries and individual issuers. Our investments are generally liquid and investment grade. The portfolio is invested predominantly in U.S. dollar-denominated securities, but also includes foreign currency-denominated securities in order to diversify risk. We invest primarily in short-term securities to facilitate liquidity and for capital preservation.

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

While we own certain mortgage- and asset-backed fixed-income securities, our portfolio as of December 31, 2009 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of the mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability.

Debt

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Our initial commercial paper program provided for the issuance and sale of up to $2.0 billion. Following the issuance of our long-term debt in May 2009, we increased the commercial paper program and issued an additional $250 million of commercial paper during the six months ended December 31, 2009. As of December 31, 2009, we had $2.25 billion of commercial paper and $3.75 billion of long-term debt issued and outstanding.

PAGE	36

PART I

Item 2

Short-term Debt

As of December 31, 2009, our $2.25 billion of commercial paper issued and outstanding had a weighted average interest rate, including issuance costs, of 0.14% and maturities of 16 to 210 days. In November 2009, we replaced our $2.0 billion and $1.0 billion credit facilities with a $2.25 billion 364-day credit facility, which expires on November 5, 2010. This facility serves as a back-up for our commercial paper program. As of December 31, 2009, we were in compliance with the financial covenant in the credit facility, which requires a coverage ratio maintained of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against the credit facilities during the six months ended December 31, 2009.

Long-term Debt

As of December 31, 2009, we had issued and outstanding $3.75 billion of debt securities as follows: $2.0 billion aggregate principal amount of 2.95% notes due 2014, $1.0 billion aggregate principal amount of 4.20% notes due 2019, and $750 million aggregate principal amount of 5.20% notes due 2039 (collectively “the Notes”). Interest on the Notes is payable semi-annually on June 1 and December 1 of each year to holders of record on the preceding May 15 and November 15. The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

We are using the net proceeds from sales of the debt securities for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of our capital stock, and acquisitions.

Unearned Revenue

Unearned revenue at December 31, 2009 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at December 31, 2009 also included payments for: unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP; post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions; Microsoft Dynamics business solutions products; unspecified enhancements for Zune HD; the Windows 7 Upgrade Option program; online advertising for which the advertisement has yet to be displayed; Mediaroom; and other offerings for which we have been paid upfront and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of December 31, 2009:

(In millions)

Three Months Ending,

March 31, 2010	$4,975
June 30, 2010	3,384
September 30, 2010	1,924
December 31, 2010	1,078
Thereafter	1,167

Total	$12,528

See Note 13 – Unearned Revenue of the Notes to Financial Statements (Part I, Item 1).

Retained Deficit

As a result of the special dividend paid in the second quarter of fiscal year 2005 and common stock repurchased, our retained deficit, including accumulated other comprehensive income, was $18.3 billion at December 31, 2009. Our retained deficit is not expected to affect our future ability to operate, pay dividends, or repay our debt given our continuing profitability and strong cash and financial position.

PAGE	37

PART I

Item 2

Cash Flows

Cash flow from operations increased $1.9 billion to $11.1 billion for the six months ended December 31, 2009. This increase was due mainly to payment of approximately $3.1 billion to the Internal Revenue Service in the prior year as a result of our settlement of the 2000-2003 audit examination, offset in part by a decrease in cash received from customers in the current year.

Cash used for financing was $6.5 billion for the six months ended December 31, 2009, a decrease of $2.6 billion from the corresponding period of the prior year. This decrease was due mainly to a $3.9 billion decrease in common stock repurchases, offset in part by a $1.7 billion decrease in net proceeds from debt and short-term borrowings.

Cash used in investing was $1.3 billion for the six months ended December 31, 2009, a decrease of $613 million from the corresponding period of the prior year. This decrease reflects lower additions to property and equipment.

Share Repurchases

During the three months and six months ended December 31, 2009, we repurchased 125 million and 183 million shares of Microsoft common stock for $3.6 billion and $5.0 billion, respectively, under the repurchase plan we announced on September 22, 2008. As of December 31, 2009, approximately $29.5 billion remained of the $40.0 billion approved repurchase amount. All repurchases were made using cash resources. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal year 2010
September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009
December 9, 2009	$0.13	February 18, 2010	$1,145	March 11, 2010

Fiscal year 2009
September 19, 2008	$0.13	November 20, 2008	$1,157	December 11, 2008
December 10, 2008	$0.13	February 19, 2009	$1,155	March 12, 2009

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

PAGE	38

PART I

Item 2

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

RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

On July 1, 2009, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted the guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted the guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance will not have a material impact on our financial statements.

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010, with earlier adoption permitted. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

In June 2009, the FASB issued guidance on the consolidation of variable interest entities, which is effective for us beginning July 1, 2010. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

PAGE	39

PART I

Item 2

Revenue Recognition

Software revenue recognition requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements.

A portion of the revenue related to Windows XP is recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the VSOE of fair value for those elements using the residual method or relative fair value method. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ life cycles. Revenue related to Windows Vista is not subject to a similar deferral because there are no significant undelivered elements. However, Windows Vista revenue is subject to deferral as a result of the Windows 7 Upgrade Option program which started June 26, 2009. The program allowed customers who purchased certain versions of Windows Vista to receive an upgrade to the corresponding version of Windows 7 at minimal or no cost. In addition, purchasers of retail packaged Windows Vista from participating retailers in participating markets may have qualified for a free or discounted upgrade to the equivalent Windows 7 product when the product became generally available in the second quarter of fiscal year 2010. Accordingly, previously deferred revenue related to the undelivered Windows 7 product sold was recognized in the second quarter of fiscal year 2010 once the product had been delivered.

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

PAGE	40

PART I

Item 2

In connection with the disposal of Razorfish, we performed an interim impairment analysis of our Online Services Division goodwill balance during the first quarter of fiscal year 2010. No impairment of goodwill was identified.

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. Disclosure of a contingency is required if there is at least a reasonable possibility that a loss has been incurred. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our financial statements.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial statements.

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

PAGE	41

PART I

Item 3

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

PAGE	42

PART I,II

Item 3,4,1

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, and legal risk.

The following table sets forth the one-day VaR for substantially all of our positions as of December 31, 2009 and June 30, 2009 and for the three months ended December 31, 2009:

(In millions)

	December 31, 2009	June 30, 2009	Three Months Ended December 31, 2009

Risk Categories			Average	High	Low

Foreign currency	$ 37	$68	$50	$67	$37
Interest rate	$ 49	$42	$48	$51	$45
Equity	$ 194	$157	$186	$194	$172
Commodity	$ 19	$16	$17	$19	$15

Total one-day VaR for the combined risk categories was $228 million at December 31, 2009 and $211 million at June 30, 2009. The total VaR is 24% less at December 31, 2009, and 25% less at June 30, 2009, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

On December 16, 2009, the European Commission announced it had adopted a decision that makes legally binding commitments offered by Microsoft to address the Commission’s concerns regarding competition in Web browsing software. This decision ends the Commission’s investigation. It does not address whether a violation of European Commission competition law occurred. The commitments we offered broadly ensure that computer manufacturers will remain free to install any browser on the PCs they ship, and they provide for a Web browser “choice screen” to be offered to end users throughout Europe. The Commission had opened its investigation in January 2008 following a complaint filed with the Commission by Opera Software ASA.

In January 2008, the Commission also opened a competition law investigation that relates primarily to interoperability with respect to our Microsoft Office family of products. This investigation resulted from complaints filed with the Commission by a trade association of Microsoft’s competitors. We made a number of proposals to address the Commission’s competition law concerns. The Commission announced on December 16, 2009 that it welcomed and would consider these proposals.

See Note 15 – Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding other legal proceedings in which we are involved.

PAGE	43

PART II

Item 1A

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

Challenges to our business model may reduce our revenues and operating margins.    Our business model has been based upon customers paying a fee to license software that we develop and distribute. Under this license-based software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. Certain “open source” software business models challenge our license-based software model. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. A number of commercial firms compete with us using an open source business model by modifying and then distributing open source software to end users at nominal cost and earning revenue on complementary services and products. These firms do not bear the full costs of research and development for the software. In some cases, their products may infringe patents granted to Microsoft for our inventions. In addition, some of these products may build on Microsoft ideas that we provide to them free or at low royalties in connection with our interoperability initiatives. To the extent open source software gains increasing market acceptance, our sales, revenue, and operating margins may decline.

Another development is the business model under which companies provide software and content over the Internet in exchange for revenues primarily from advertising or subscriptions. An example of an advertising-funded business model is Internet search, where providing a robust alternative is particularly important and challenging due to the scale effects enjoyed by a single market dominant competitor. Advances in computing and communications technologies have made this model viable and enabled the rapid growth of some of our competitors. We are devoting significant resources to develop our own competing software plus services strategies. For users, this includes improvements to our Windows Live service and creation of online companion applications to certain Microsoft Office products. For developers, this includes our recent commercial release of the Windows Azure Platform, our hosted computing platform that is designed to facilitate rapid, flexible and scalable development of cloud-based services. It is uncertain whether these strategies will be successful.

An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A competing vertically-integrated model, in which a single firm controls both the software and hardware elements of a product has been successful with certain consumer products such as personal computers, mobile phones, and digital music players. We also offer vertically-integrated hardware and software products; however, efforts to compete with the vertically integrated model may increase our cost of sales and reduce our operating margins.

We face intense competition.    We continue to experience intense competition across all markets for our products and services. Our competitors range in size from Fortune 100 companies to small, specialized single-product businesses and open source community-based projects. Although we believe the breadth of our businesses and product portfolio is a competitive advantage, our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low and products, once developed, can be distributed broadly and quickly at relatively low cost. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our products, in some cases in violation of our intellectual property rights or on the basis of technical specifications for Microsoft technologies that we make available at little or no cost. In response to competition, we are developing versions of our products with basic functionality that are sold at lower prices than the standard versions. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income.

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

PAGE	44

PART II

Item 1A

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

PAGE	45

PART II

Item 1A

The European Commission closely scrutinizes the design of high-volume Microsoft products and the terms on which we make certain technologies used in these products, such as file formats, programming interfaces, and protocols, available to other companies. In 2004, the Commission ordered us to create new versions of Windows that do not include certain multimedia technologies and to provide our competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. In 2009, the Commission accepted a set of commitments offered by Microsoft to address the Commission’s concerns relating to competition in Web browsing software. The Commission’s impact on product design may limit our ability to innovate in Windows or other products in the future, diminish the developer appeal of the Windows platform, and increase our product development costs. The availability of licenses related to protocols and file formats may enable competitors to develop software products that better mimic the functionality of our own products which could result in decreased sales of our products.

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

Our software and services online offerings are subject to government regulation of the Internet domestically and internationally in many areas, including user privacy, telecommunications, data protection, and online content. The application of these laws and regulations to our business is often unclear and sometimes may conflict. Compliance with these regulations may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity.

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

PAGE	46

PART II

Item 1A

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

We have claims and lawsuits against us that may result in adverse outcomes.    We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. Although management currently believes resolving all of these matters, individually or in the aggregate, will not have a material adverse impact on our financial statements, the litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our financial statements also could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

We may have additional tax liabilities.    We are subject to income taxes in the United States and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made. In addition, there have been proposals to reform U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. We earn a substantial portion of our income in foreign countries. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

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

PAGE	47

PART II

Item 1A

corrupt payments. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor, or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also adversely affect our operations or financial results. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenues.

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

Improper disclosure of personal data could result in liability and harm our reputation.    We store and process large amounts of personally identifiable information. It is possible that our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers to store and process personal data. Perceptions that our products or services do not adequately protect the privacy of personal information could inhibit sales of our products or services.

We may experience outages, data loss and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic and complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our Web sites and to introduce new products and services and support existing services such as Exchange Online, Sharepoint Online, Xbox LIVE, Windows Live, and Office Live. We also are growing our business of providing a platform and back-end hosting for services provided by third-party businesses to their end customers. Maintaining and expanding this infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

PAGE	48

PART II

Item 2,4

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value of Shares) that May Yet be Purchased under the Plans or Programs

				(in millions)

October 1, 2009 – October 31, 2009	28,643,300	$ 25.62	28,643,300	$ 32,335
November 1, 2009 – November 30, 2009	41,038,704	$ 29.37	41,038,704	$ 31,129
December 1, 2009 – December 31, 2009	54,942,038	$ 29.92	54,942,038	$ 29,485

	124,624,042		124,624,042

During the second quarter of fiscal year 2010, we repurchased 124.6 million shares of Microsoft common stock for $3.6 billion using cash resources. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2009, approximately $29.5 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

The Annual Meeting of Shareholders was held on November 19, 2009.

The following proposals were adopted by the margins indicated:

1.	To elect a Board of Directors to hold office until the next annual meeting of shareholders and until their successors are elected and qualified.

		Number of Shares

	For	Against	Abstain	Broker non-vote

William H. Gates III	7,552,484,807	94,511,488	9,260,956	147
Steven A. Ballmer	7,566,955,125	77,856,616	11,445,506	150
Dina Dublon	7,567,954,251	72,575,214	15,727,575	357
Raymond V. Gilmartin	7,533,959,553	105,550,574	16,746,221	1,049
Reed Hastings	7,569,376,630	70,444,899	16,435,516	353
Maria Klawe	7,571,087,643	69,093,173	16,076,234	348
David F. Marquardt	7,557,831,460	82,232,928	16,192,660	349
Charles H. Noski	7,564,445,736	75,178,398	16,632,907	357
Helmut Panke	7,566,091,453	72,672,449	17,493,146	350

2.	To ratify selection of Deloitte & Touche LLP as Microsoft Corporation’s independent auditor for fiscal year 2010.

For	7,564,844,143
Against	77,903,886
Abstain	13,509,349
Broker non-vote	20

PAGE	49

PART II

Item 4

3.	To approve amendments to Amended and Restated Articles of Incorporation.

For	7,592,530,300
Against	40,364,220
Abstain	23,362,606
Broker non-vote	272

4.	Advisory vote on Executive Compensation.

For	7,526,160,375
Against	80,999,808
Abstain	49,095,442
Broker non-vote	1,772

The following proposals were not adopted by the margins indicated:

5.	Shareholder proposal to adopt healthcare reform principles.

For	192,678,109
Against	5,227,471,937
Abstain	917,923,497
Broker non-vote	1,318,183,855

6.	Shareholder proposal to disclose charitable contributions.

For	247,760,136
Against	5,336,657,314
Abstain	753,651,391
Broker non-vote	1,318,188,557

PAGE	50

PART II

Item 6

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation

3.2	Bylaws of Microsoft Corporation

10.20	Resignation Agreement between Christopher Liddell and Microsoft Corporation dated December 1, 2009

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished, not filed.

**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

Items 3 and 5 are not applicable and have been omitted.

PAGE	51

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Duly Authorized Officer)

January 28, 2010

PAGE	52