Form 10-Q
period 2010-03-31
MICROSOFT CORP
filed 2010-04-22
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No  ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 19, 2010

Common Stock, $0.00000625 par value per share	8,763,839,329 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2010

PAGE	2

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Revenue	$14,503	$13,648	$46,445	$45,338
Operating expenses:
Cost of revenue	2,755	2,814	9,225	9,569
Research and development	2,220	2,212	6,364	6,785
Sales and marketing	3,203	2,981	9,612	9,687
General and administrative	1,152	913	3,017	2,631
Employee severance	0	290	59	290

Total operating expenses	9,330	9,210	28,277	28,962

Operating income	5,173	4,438	18,168	16,376
Other income (expense)	168	(388)	821	(697)

Income before income taxes	5,341	4,050	18,989	15,679
Provision for income taxes	1,335	1,073	4,747	4,155

Net income	$4,006	$2,977	$14,242	$11,524

Earnings per share:
Basic	$0.46	$0.33	$1.61	$1.29
Diluted	$0.45	$0.33	$1.59	$1.28

Weighted average shares outstanding:
Basic	8,767	8,891	8,846	8,960
Diluted	8,876	8,904	8,955	9,008

Cash dividends declared per common share	$0.13	$0.13	$0.39	$0.39

See accompanying notes.

PAGE	3

PART I

Item 1

BALANCE SHEETS

(In millions)	March 31,	June 30,

2010		2009	(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,155	$6,076
Short-term investments (including securities loaned of $2,480 and $1,540)	31,511	25,371

Total cash, cash equivalents, and short-term investments	39,666	31,447
Accounts receivable, net of allowance for doubtful accounts of $381 and $451	9,137	11,192
Inventories	501	717
Deferred income taxes	2,222	2,213
Other	2,992	3,711

Total current assets	54,518	49,280
Property and equipment, net of accumulated depreciation of $8,393 and $7,547	7,372	7,535
Equity and other investments	7,797	4,933
Goodwill	12,463	12,503
Intangible assets, net	1,282	1,759
Deferred income taxes	0	279
Other long-term assets	1,478	1,599

Total assets	$84,910	$77,888

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,279	$3,324
Short-term debt	2,249	2,000
Accrued compensation	2,885	3,156
Income taxes	901	725
Short-term unearned revenue	11,171	13,003
Securities lending payable	2,794	1,684
Other	3,145	3,142

Total current liabilities	26,424	27,034
Long-term debt	3,746	3,746
Long-term unearned revenue	1,089	1,281
Deferred income taxes	828	0
Other long-term liabilities	7,113	6,269
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,762 and 8,908	62,517	62,382
Retained deficit, including accumulated other comprehensive income of $1,453 and $969	(16,807)	(22,824)

Total stockholders’ equity	45,710	39,558

Total liabilities and stockholders’ equity	$84,910	$77,888

(1)	Derived from audited financial statements.

See accompanying notes.

PAGE	4

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Operations
Net income	$4,006	$2,977	$14,242	$11,524
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other noncash items	694	664	1,955	1,881
Stock-based compensation	481	432	1,409	1,292
Net recognized losses (gains) on investments and derivatives	(68)	507	(322)	682
Excess tax benefits from stock-based compensation	(14)	(2)	(38)	(48)
Deferred income taxes	(241)	(368)	263	462
Deferral of unearned revenue	6,087	5,899	19,692	16,054
Recognition of unearned revenue	(6,395)	(6,670)	(21,758)	(19,078)
Changes in operating assets and liabilities:
Accounts receivable	1,947	1,697	1,906	4,035
Other current assets	(284)	106	306	345
Other long-term assets	(81)	26	(143)	(159)
Other current liabilities	897	114	(57)	(3,824)
Other long-term liabilities	364	662	1,014	2,030

Net cash from operations	7,393	6,044	18,469	15,196

Financing
Short-term borrowings (repayments), maturities of 90 days or less, net	(349)	(329)	(446)	1,667
Proceeds from issuance of debt, maturities longer than 90 days	851	328	2,592	328
Repayments of debt, maturities longer than 90 days	(502)	0	(1,898)	0
Common stock issued	422	112	1,399	436
Common stock repurchased	(2,023)	(18)	(7,430)	(9,331)
Common stock cash dividends	(1,139)	(1,155)	(3,448)	(3,310)
Excess tax benefits from stock-based compensation	14	2	38	48

Net cash used in financing	(2,726)	(1,060)	(9,193)	(10,162)

Investing
Additions to property and equipment	(408)	(632)	(1,219)	(2,252)
Acquisition of companies, net of cash acquired	(143)	0	(245)	(827)
Purchases of investments	(11,217)	(10,683)	(25,994)	(21,525)
Maturities of investments	1,054	915	6,448	1,669
Sales of investments	4,927	3,327	12,705	16,102
Securities lending payable	(117)	1,064	1,110	(1,080)

Net cash used in investing	(5,904)	(6,009)	(7,195)	(7,913)
Effect of exchange rates on cash and cash equivalents	(30)	(36)	(2)	(175)

Net change in cash and cash equivalents	(1,267)	(1,061)	2,079	(3,054)
Cash and cash equivalents, beginning of period	9,422	8,346	6,076	10,339

Cash and cash equivalents, end of period	$8,155	$7,285	$8,155	$7,285

See accompanying notes.

PAGE	5

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Common stock and paid-in capital
Balance, beginning of period	$62,566	$61,392	$62,382	$62,849
Common stock issued	372	112	1,399	424
Common stock repurchased	(495)	(18)	(2,151)	(2,589)
Stock-based compensation	481	432	1,409	1,292
Stock-based compensation income tax deficiencies	(410)	(21)	(524)	(79)
Other, net	3	(1)	2	(1)

Balance, end of period	62,517	61,896	62,517	61,896

Retained deficit
Balance, beginning of period	(18,283)	(26,914)	(22,824)	(26,563)
Net income	4,006	2,977	14,242	11,524
Other comprehensive income:
Net unrealized gains (losses) on derivatives	103	36	(258)	802
Net unrealized gains (losses) on investments	124	67	777	(845)
Translation adjustments and other	(97)	38	(36)	(371)

Comprehensive income	4,136	3,118	14,725	11,110
Common stock cash dividends	(1,132)	(1,157)	(3,429)	(3,461)
Common stock repurchased	(1,528)	0	(5,279)	(6,039)

Balance, end of period	(16,807)	(24,953)	(16,807)	(24,953)

Total stockholders’ equity	$45,710	$36,943	$45,710	$36,943

See accompanying notes.

PAGE	6

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

Recently Adopted Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements. See Note 6 – Fair Value Measurements.

On July 1, 2009, we adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s equity, and purchases or sales of equity interests that do not result in a change in control are to be accounted for as equity transactions. In addition, net income attributable to a non-controlling interest is to be included in net income and, upon a loss of control, the interest sold, as well as any interest retained, is to be recorded at fair value with any gain or loss recognized in net income. Adoption of the new guidance did not have a material impact on our financial statements.

PAGE	7

PART I

Item 1

On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

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

(In millions, except earnings per share)	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Net income available for common shareholders (A)	$4,006	$2,977	$14,242	$11,524

Weighted average shares of common stock outstanding (B)	8,767	8,891	8,846	8,960
Dilutive effect of stock-based awards	109	13	109	48

Common stock and common stock equivalents (C)	8,876	8,904	8,955	9,008

Earnings per share:
Basic (A/B)	$0.46	$0.33	$1.61	$1.29
Diluted (A/C)	$0.45	$0.33	$1.59	$1.28

We excluded the following shares underlying stock-based awards from the calculations of diluted earnings per share because their inclusion would have been anti-dilutive:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Shares excluded from calculations of diluted EPS	41	518	49	352

PAGE	8

PART I

Item 1

NOTE 3    OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Dividends and interest	$166	$164	$490	$546
Net recognized gains (losses) on investments	137	(452)	299	(53)
Net gains (losses) on derivatives	(69)	(55)	23	(629)
Net losses on foreign currency remeasurements	(56)	(26)	(24)	(555)
Other	(10)	(19)	33	(6)

Total	$168	$(388)	$821	$(697)

Other-than-temporary impairments included in Net recognized gains (losses) on investments were $12 million and $36 million for the three months and nine months ended March 31, 2010, respectively, as compared with $420 million and $754 million during the three months and nine months ended March 31, 2009, respectively.

NOTE 4    INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

March 31, 2010

Cash	$1,845	$—	$—	$1,845	$1,845	$—	$—
Mutual funds	1,277	—	—	1,277	1,277	—	—
Commercial paper	1,603	—	—	1,603	1,429	174	—
Certificates of deposit	2,884	—	—	2,884	2,649	235	—
U.S. government and agency securities	19,902	88	(11)	19,979	485	19,494	—
Foreign government bonds	606	11	(1)	616	—	616	—
Mortgage-backed securities	3,522	96	(6)	3,612	—	3,612	—
Corporate notes and bonds	6,837	296	(18)	7,115	350	6,765	—
Municipal securities	734	4	(3)	735	120	615	—
Common and preferred stock	5,764	1,645	(103)	7,306	—	—	7,306
Other investments	491	—	—	491	—	—	491

Total	$45,465	$2,140	$(142)	$47,463	$8,155	$31,511	$7,797

PAGE	9

PART I

Item 1

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2009

Cash	$2,064	$—	$—	$2,064	$2,064	$—	$—
Mutual funds	1,007	—	(25)	982	900	82	—
Commercial paper	2,601	—	—	2,601	400	2,201	—
Certificates of deposit	555	—	—	555	275	280	—
U.S. government and agency securities	13,450	21	(5)	13,466	2,369	11,097	—
Foreign government bonds	3,450	71	(4)	3,517	—	3,517	—
Mortgage-backed securities	3,353	81	(16)	3,418	—	3,418	—
Corporate notes and bonds	4,361	287	(52)	4,596	—	4,596	—
Municipal securities	255	2	(1)	256	68	188	—
Common and preferred stock	4,015	627	(182)	4,460	—	—	4,460
Other investments	465	—	—	465	—	(8)	473

Total	$35,576	$1,089	$(285)	$36,380	$6,076	$25,371	$4,933

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2010

U.S. government and agency securities	$1,164	$(11)	$—	$—	$1,164	$(11)
Foreign government bonds	380	(1)	—	—	380	(1)
Mortgage-backed securities	233	(5)	19	(1)	252	(6)
Corporate notes and bonds	1,044	(10)	117	(8)	1,161	(18)
Municipal securities	115	(3)	—	—	115	(3)
Common and preferred stock	666	(45)	229	(58)	895	(103)

Total	$3,602	$(75)	$365	$(67)	$3,967	$(142)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2009

Mutual funds	$3	$(1)	$77	$(24)	$80	$(25)
U.S. government and agency securities	4,033	(5)	—	—	4,033	(5)
Foreign government bonds	1,444	(3)	669	(1)	2,113	(4)
Mortgage-backed securities	503	(16)	—	—	503	(16)
Corporate notes and bonds	713	(10)	504	(42)	1,217	(52)
Municipal securities	16	(1)	—	—	16	(1)
Common and preferred stock	1,154	(135)	120	(47)	1,274	(182)

Total	$7,866	$(171)	$1,370	$(114)	$9,236	$(285)

At March 31, 2010 and June 30, 2009, the recorded bases and estimated fair values of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $215 million and $204 million, respectively. The estimated fair values are based on publicly available market information or other estimates determined by management. Unrealized losses on fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses on domestic and international equities are due to market price

PAGE	10

PART I

Item 1

movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2010.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

Due in one year or less	$10,986	$10,999
Due after one year through five years	19,079	19,365
Due after five years through 10 years	2,016	2,082
Due after 10 years	4,008	4,100

Total	$36,089	$36,546

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of March 31, 2010 and June 30, 2009, the total notional amounts of these foreign exchange contracts sold were $10.6 billion and $7.2 billion, respectively. Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of March 31, 2010 and June 30, 2009, the total notional amounts of these foreign exchange contracts sold were $586 million and $3.5 billion, respectively. Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of March 31, 2010, the total notional amounts of these foreign exchange contracts purchased and sold were $3.5 billion and $3.5 billion, respectively. As of June 30, 2009, the total notional amounts of these foreign exchange contracts purchased and sold were $3.2 billion and $3.6 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of March 31, 2010, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.0 billion and $535 million, respectively. As of June 30, 2009, the total notional amounts of designated and non-designated equity contracts purchased and sold were immaterial.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of March 31, 2010, the total notional amount of fixed-interest rate contracts purchased and sold were $2.8 billion and $2.1 billion, respectively. As of June 30, 2009, the total notional amounts of fixed-interest rate contracts purchased and sold were $2.7 billion and $456 million, respectively. In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument

PAGE	11

PART I

Item 1

in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of March 31, 2010, the total notional derivative amount of mortgage contracts purchased was immaterial. As of June 30, 2009, the total notional derivative amount of mortgage contracts purchased was $1.3 billion.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low cost method of managing exposure to individual credit risks or groups of credit risks. As of March 31, 2010 and June 30, 2009, the total notional amounts of credit contracts purchased and sold were immaterial.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap, futures and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of March 31, 2010, the total notional amounts of commodity contracts purchased and sold were $1.0 billion and $335 million, respectively. As of June 30, 2009, the total notional amounts of commodity contracts purchased and sold were $543 million and $33 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2010, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral is required to be posted.

Fair Values of Derivative Instruments

Following are the gross fair values of derivative instruments held at March 31, 2010 and June 30, 2009, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk:

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

March 31, 2010

Assets
Derivatives not designated as hedging instruments:
Short-term investments	$14	$131	$8	$7	$7	$167
Other current assets	54	—	—	—	—	54

Total	$68	$131	$8	$7	$7	$221
Derivatives designated as hedging instruments:
Short-term investments	$1	$—	$—	$—	$—	$1
Other current assets	421	—	—	—	—	421

Total	$422	$—	$—	$—	$—	$422

Total assets	$490	$131	$8	$7	$7	$643

PAGE	12

PART I

Item 1

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

Liabilities
Derivatives not designated as hedging instruments:
Other current liabilities	$(67)	$(9)	$(6)	$(42)	$(12)	$(136)
Derivatives designated as hedging instruments:
Other current liabilities	$(93)	$—	$—	$—	$—	$(93)

Total liabilities	$(160)	$(9)	$(6)	$(42)	$(12)	$(229)

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2009

Assets
Derivatives not designated as hedging instruments:
Short-term investments	$9	$78	$44	$21	$2	$154
Other current assets	48	—	—	—	—	48

Total	$57	$78	$44	$21	$2	$202
Derivatives designated as hedging instruments:
Short-term investments	$12	$—	$—	$—	$—	$12
Other current assets	417	—	—	—	—	417
Equity and other investments	—	2	—	—	—	2

Total	$429	$2	$—	$—	$—	$431

Total assets	$486	$80	$44	$21	$2	$633

Liabilities
Derivatives not designated as hedging instruments:
Other current liabilities	$(183)	$(3)	$(20)	$(62)	$(6)	$(274)
Derivatives designated as hedging instruments:
Other current liabilities	$(75)	$—	$—	$—	$—	$(75)

Total liabilities	$(258)	$(3)	$(20)	$(62)	$(6)	$(349)

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

PAGE	13

PART I

Item 1

We recognized in other income (expense) the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Foreign exchange contracts
Derivatives	$(2)	$195	$(106)	$280
Hedged items	4	(190)	107	(276)

Total	$2	$5	$1	$4

Equity contracts
Derivatives	$—	$—	$—	$191
Hedged items	—	—	—	(211)

Total	$—	$—	$—	$(20)

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

We recognized the following gains (losses) related to foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the period):

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Effective portion
Gain (loss) recognized in OCI, net of tax effect of $85 for the three months ended and $(26) for the nine months ended March 31, 2010, and $111 for the three months and $640 for the nine months ended March 31, 2009	$159	$206	$(48)	$1,188
Gain reclassified from accumulated OCI into revenue	85	261	322	594

Amount excluded from effectiveness assessment and ineffective portion
Loss recognized in other income (expense)	(62)	(100)	(76)	(294)

We estimate that $197 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months and nine months ended March 31, 2010 and 2009.

Non-Designated Derivatives

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense). These amounts are shown in the table below, with the exception of gains (losses) on derivatives presented in income statement line items other than other income (expense), which were immaterial for the three months and nine months ended March 31, 2010 and 2009. Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) below are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities, which are recorded as a component of OCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from OCI into other income (expense).

PAGE	14

PART I

Item 1

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Foreign exchange contracts	$1	$11	$91	$(139)
Equity contracts	8	(11)	24	(160)
Interest-rate contracts	8	47	20	(7)
Credit contracts	7	9	18	(26)
Commodity contracts	(35)	(8)	34	(188)

Total	$(11)	$48	$187	$(520)

NOTE 6    FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. Our Level 1 non-derivative investments primarily include U.S. treasuries and agency securities, domestic and international equities, and exchange-traded mutual funds. Our Level 1 derivative assets and liabilities include those traded on exchanges.

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, mortgage-backed securities, certain agency securities, certificates of deposit, and commercial paper. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option, futures, and swap contracts.

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

PAGE	15

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair values of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (1)	Net Fair Value

March 31, 2010

Assets
Mutual funds	$1,277	$—	$—	$1,277	$—	$1,277
Commercial paper	—	1,607	—	1,607	—	1,607
Certificates of deposit	—	2,884	—	2,884	—	2,884
U.S. government and agency securities	16,535	3,443	—	19,978	—	19,978
Foreign government bonds	232	387	—	619	—	619
Mortgage-backed securities	—	3,613	—	3,613	—	3,613
Corporate notes and bonds	—	6,796	194	6,990	—	6,990
Municipal securities	—	735	—	735	—	735
Common and preferred stock	7,043	43	5	7,091	—	7,091
Derivatives	14	623	6	643	(183)	460

Total	$25,101	$20,131	$205	$45,437	$(183)	$45,254

Liabilities
Derivatives	$11	$218	$—	$229	$(182)	$47

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

PAGE	16

PART I

Item 1

The table below reconciles the total Net Fair Value of assets above to the balance sheet presentation in Note 4 for March 31, 2010 and June 30, 2009.

(In millions)	March 31,	June 30,

	2010	2009

Net fair value of assets measured at fair value on a recurring basis	$45,254	$33,724
Cash	1,845	2,064
Common and preferred stock measured at fair value on a nonrecurring basis	215	204
Other investments measured at fair value on a nonrecurring basis	491	465
Derivative assets classified as other current assets	(475)	(465)
Derivative liabilities classified as other current assets	148	231
Other	(15)	157

Recorded basis of investment components	$47,463	$36,380

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three months and nine months ended March 31, 2010 and 2009 in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in other comprehensive income.

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months and Nine Months Ended March 31, 2010

Balance as of June 30, 2009	$253	$5	$5	$263
Total realized and unrealized gains (losses):
Included in other income (expense)	1	—	(2)	(1)
Included in other comprehensive income	(74)	—	—	(74)

Balance as of September 30, 2009	$180	$5	$3	$188
Total realized and unrealized gains:
Included in other income (expense)	1	—	1	2
Included in other comprehensive income	11	—	—	11

Balance as of December 31, 2009	$192	$5	$4	$201
Total realized and unrealized gains:
Included in other income (expense)	2	—	2	4
Included in other comprehensive income	—	—	—	—

Balance as of March 31, 2010	$194	$5	$6	$205

Change in unrealized gains included in other income (expense) for the three months ended March 31, 2010 related to assets held as of March 31, 2010	$2	$—	$2	$4
Change in unrealized gains included in other income (expense) for the nine months ended March 31, 2010 related to assets held as of March 31, 2010	$4	$—	$1	$5

PAGE	17

PART I

Item 1

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months and Nine Months Ended March 31, 2009

Balance as of June 30, 2008	$138	$8	$71	$217
Total realized and unrealized gains (losses):
Included in other income (expense)	(9)	(4)	48	35
Included in other comprehensive income	(29)	—	—	(29)
Purchases, issuances, and settlements	—	—	(104)	(104)
Transfers in and out of Level 3	11	—	—	11

Balance as of September 30, 2008	$111	$4	$15	$130
Total realized and unrealized gains (losses):
Included in other income (expense)	1	(2)	—	(1)
Included in other comprehensive income	10	—	—	10
Purchases, issuances, and settlements	—	—	(15)	(15)
Transfers in and out of Level 3	(1)	—	—	(1)

Balance as of December 31, 2008	$121	$2	$—	$123
Total realized and unrealized gains (losses):
Included in other income (expense)	1	—	—	1
Included in other comprehensive income	31	—	—	31
Transfers in and out of Level 3	—	(2)	2	—

Balance as of March 31, 2009	$153	$—	$2	$155

Change in unrealized gains included in other income (expense) for the three months ended March 31, 2009 related to assets held as of March 31, 2009	$1	$—	$—	$1
Change in unrealized gains (losses) included in other income (expense) for the nine months ended March 31, 2009 related to assets held as of March 31, 2009	$(8)	$(5)	$1	$(12)

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

An impairment charge is recorded when the cost of the investment exceeds its fair value and this condition is determined to be other-than-temporary. During the three months and nine months ended March 31, 2010, and during the three months ended March 31, 2009, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis. The following table presents prior period balances for those assets required to be measured at fair value on a nonrecurring basis and the associated losses recognized during the nine months ended March 31, 2009:

(In millions)	March 31, 2009	Level 1	Level 2	Level 3	Total Losses

Assets
Common and preferred stock	$164	$—	$—	$164	$(85)

Total	$164	$—	$—	$164	$(85)

PAGE	18

PART I

Item 1

NOTE 7    INVENTORIES

The components of inventories were as follows:

(In millions)	March 31,	June 30,

2010		2009

Raw materials	$120	$170
Work in process	4	45
Finished goods	377	502

Total	$501	$717

NOTE 8    BUSINESS COMBINATIONS

During the nine months ended March 31, 2010, we acquired five entities for total consideration of $267 million, substantially all of which was paid in cash. During this period, we also sold three entities for total consideration of $600 million, including Razorfish in the second quarter of fiscal year 2010. These entities have been included in or removed from our consolidated results of operations since their acquisition or sale dates, respectively. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to our consolidated results of operations.

NOTE 9    GOODWILL

Following are details of the changes in our goodwill balances during the three months and nine months ended March 31, 2010:

(In millions)	Balance	Acquisitions	Purchase Accounting Adjustments and Other	Balance

December 31, 2009		March 31, 2010

Windows & Windows Live Division	$77	$—	$—	$77
Server and Tools	1,119	—	—	1,119
Online Services Division	6,372	—	—	6,372
Microsoft Business Division	3,996	113	(17)	4,092
Entertainment and Devices Division	804	—	(1)	803

Total	$12,368	$113	$(18)	$12,463

(In millions)	Balance	Acquisitions	Purchase Accounting Adjustments and Other	Balance

	June 30, 2009	March 31, 2010

Windows & Windows Live Division	$77	$—	$—	$77
Server and Tools	1,038	82	(1)	1,119
Online Services Division	6,657	—	(285)	6,372
Microsoft Business Division	3,927	116	49	4,092
Entertainment and Devices Division	804	—	(1)	803

Total	$12,503	$198	$(238)	$12,463

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

PAGE	19

PART I

Item 1

resulting from foreign currency translations are presented as “other” in the table above. Also included within “other” is $286 million for the nine months ended March 31, 2010 of goodwill associated with business dispositions. See also Note 8 – Business Combinations.

In connection with the disposal of Razorfish, we performed an interim impairment analysis of our Online Services Division goodwill balance during the first quarter of fiscal year 2010. No impairment of goodwill was identified.

NOTE 10    INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2010			June 30, 2009

Contract-based	$1,081	$(905)	$176	$1,087	$(855)	$232
Technology-based	2,284	(1,410)	874	2,033	(1,090)	943
Marketing-related	117	(85)	32	188	(97)	91
Customer-related	458	(258)	200	732	(239)	493

Total	$3,940	$(2,658)	$1,282	$4,040	$(2,281)	$1,759

We generally amortize acquired intangibles on a straight-line basis over their estimated weighted average lives. Intangible assets amortization expense was $198 million for the three months and $516 million for the nine months ended March 31, 2010 as compared with $156 million for the three months and $441 million for the nine months ended March 31, 2009. The following table outlines the estimated future amortization expense related to intangible assets held at March 31, 2010:

(In millions)

Year Ending June 30,

2010 (excluding the nine months ended March 31, 2010)	$132
2011	498
2012	381
2013	242
2014 and thereafter	29

Total	$1,282

NOTE 11    DEBT

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Our initial commercial paper program provided for the issuance and sale of up to $2.0 billion. Following the issuance of our long-term debt in May 2009, we increased the commercial paper program and issued an additional $250 million of commercial paper during the nine months ended March 31, 2010. As of March 31, 2010, we had $2.25 billion of commercial paper and $3.75 billion of long-term debt issued and outstanding.

Short-term Debt

As of March 31, 2010, our $2.25 billion of commercial paper issued and outstanding had a weighted average interest rate, including issuance costs, of 0.17% and maturities of 35 to 216 days. The estimated fair value of this commercial paper approximates its carrying value.

In November 2009, we replaced our $2.0 billion and $1.0 billion credit facilities with a $2.25 billion 364-day credit facility, which expires on November 5, 2010. This facility serves as a back-up for our commercial paper program. As of March 31, 2010, we were in compliance with the financial covenant in the credit facility, which requires a coverage ratio be maintained of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against the credit facilities during the nine months ended March 31, 2010.

PAGE	20

PART I

Item 1

Long-term Debt

As of March 31, 2010, we had issued and outstanding $3.75 billion of debt securities as follows: $2.0 billion aggregate principal amount of 2.95% notes due 2014, $1.0 billion aggregate principal amount of 4.20% notes due 2019, and $750 million aggregate principal amount of 5.20% notes due 2039 (collectively “the Notes”). Interest on the Notes is payable semi-annually on June 1 and December 1 of each year to holders of record on the preceding May 15 and November 15. The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

As of March 31, 2010, the total carrying value and estimated fair value of our long-term debt were $3.75 billion and $3.79 billion, respectively. The estimated fair value is based on quoted prices for our publicly-traded debt as of March 31, 2010.

NOTE 12    INCOME TAXES

Our effective tax rate was 25% for both the three months and nine months ended March 31, 2010, as compared with 27% for both the three months and nine months ended March 31, 2009. The fiscal year 2010 rate reflects a higher mix of foreign earnings taxed at lower rates.

Tax contingencies and other tax liabilities were $6.5 billion as of March 31, 2010 and $5.5 billion as of June 30, 2009, and were included in other long-term liabilities.

NOTE 13    UNEARNED REVENUE

The components of unearned revenue were as follows:

(In millions)	March 31,	June 30,

	2010	2009

Volume licensing programs	$9,576	$11,350
Undelivered elements	764	1,083
Other	1,920	1,851

Total	$12,260	$14,284

Unearned revenue by segment was as follows:

(In millions)	March 31,	June 30,

	2010	2009

Windows & Windows Live Division	$1,498	$2,345
Server and Tools	4,242	4,732
Microsoft Business Division	5,657	6,508
Other segments	863	699

Total	$12,260	$14,284

NOTE 14    COMMITMENTS AND GUARANTEES

Yahoo! Commercial Agreement

On December 4, 2009, we entered into a definitive agreement with Yahoo! Inc. (“Yahoo”) whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo websites. The transaction received clearance, without restrictions, from both the U.S. Department of Justice and the European Commission during the third fiscal quarter of 2010. The term of the agreement is 10 years subject to termination provisions after five years based on performance.

PAGE	21

PART I

Item 1

Microsoft provided Yahoo country level revenue per search guarantees for a period of 18 months after migration. These guarantees are calculated, paid, and trued-up in three six-month periods starting at transition date, and are intended to insure Yahoo against any persistent drop in search yield from pre-migration levels. This is a rate guarantee not a guarantee of search volume. No amount has been recorded for the revenue per search guarantees as we do not believe that such liability, if any, is probable at this time.

Microsoft also agreed to reimburse Yahoo for certain transition expenses incurred both before and after the effective date of the agreement.

Finally, Microsoft also agreed to reimburse Yahoo for certain costs of running algorithmic and paid search services prior to migration to Microsoft’s platform.

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

Our aggregate product warranty liabilities, which are included in other current liabilities and other long-term liabilities on our balance sheets, changed during the three months and nine months ended March 31, 2010 as follows:

(In millions)	Three Months Ended March 31,	Nine Months Ended March 31,

	2010	2010

Balance, beginning of period	$308	$342
Accrual for warranties issued	27	121
Adjustments to pre-existing warranties	—	(2)
Settlements of warranty claims	(77)	(203)

Balance, end of period	$258	$258

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

In January 2008, the Commission opened a competition law investigation that relates primarily to interoperability with respect to our Microsoft Office family of products. This investigation resulted from complaints filed with the Commission by a trade association of Microsoft’s competitors. Microsoft has made a number of proposals to address the Commission’s competition law concerns in this area. The Commission announced on December 16, 2009 that it welcomed these proposals and that it will take them into account in assessing this matter.

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

PAGE	22

PART I

Item 1

The settlements in all states have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.8 billion and $2.0 billion. At March 31, 2010, we have recorded a liability related to these claims of approximately $675 million, which reflects our estimated exposure of $1.8 billion less payments made to date of approximately $1.2 billion mostly for vouchers, legal fees, and administrative expenses.

The three cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. We have appealed this ruling. The other two actions have been stayed.

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. filed a complaint in U.S. District Court for the District of Utah, asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. This case was transferred to the District of Maryland. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. Both parties appealed, and in October 2007, the court of appeals affirmed the decision of the trial court and remanded the case to the trial court for further proceedings. On March 30, 2010, the trial court granted summary judgment in favor of Microsoft. Novell has indicated it will appeal.

Patent and Intellectual Property Claims

In 2003, we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents (although this action began before the merger of Alcatel and Lucent in 2006, for simplicity we refer to the post-merger entity of Alcatel-Lucent). In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a trial on a consolidated group of one video and three user interface patents. The jury concluded that we had infringed two user interface patents and awarded $367 million in damages. In June 2008, the trial judge increased the amount of damages to $512 million to include $145 million of interest. We appealed that award to the Federal Circuit. In December 2008, we entered into a settlement agreement resolving all other litigation pending between Microsoft and Alcatel-Lucent, leaving approximately $500 million remaining in dispute. In September 2009, the United States Court of Appeals for the Federal Circuit affirmed the liability award but vacated the verdict and remanded the case to the trial court for a re-trial of the damages ruling, indicating the damages previously awarded were too high. Trial on the remanded damages claim has been set for the first week of December 2010.

In October 2003, Uniloc USA Inc., a subsidiary of a Singapore-based security technology company, filed a patent infringement suit in U.S. District Court in Rhode Island, claiming that product activation technology in Windows XP and certain other Microsoft programs violated a Uniloc patent. After we obtained a favorable summary judgment that we did not infringe any of the claims of this patent, the court of appeals vacated the trial court decision and remanded the case for trial. In April 2009, the jury returned a $388 million verdict against us, including a finding of willful infringement. In September 2009, the district court judge overturned the jury verdict, ruling that the evidence did not support the jury’s finding that Microsoft infringed the patent. Uniloc has appealed.

In March 2007, i4i Limited Partnership sued Microsoft in U.S. District Court in Texas claiming that certain custom XML technology in Word 2003 and 2007 infringed i4i’s patent. In May 2009, a jury returned a verdict against us, finding damages of $200 million and that we willfully infringed the patent. In August 2009, the court denied our post-trial motions and awarded enhanced damages of $40 million and prejudgment interest of $37 million. The court also issued a permanent injunction prohibiting additional distribution of the allegedly infringing technology. We appealed and the appellate court stayed the injunction pending our appeal. On December 22, 2009, the court of appeals rejected our appeal and affirmed the trial court’s judgment and injunction, except that the court of appeals modified the effective date of the injunction to January 11, 2010. On April 1, 2010, the court of appeals denied our request for a rehearing. We are considering whether to appeal further.

In 2007, VirnetX Inc. brought suit in U.S. District Court in Texas claiming that various Microsoft products including Windows client and server operating systems software and communications software infringe two patents related to

PAGE	23

PART I

Item 1

technology for securely communicating over the Internet. This case was tried to a jury in March 2010. The jury returned a verdict that Microsoft willfully infringed both patents, and found damages of approximately $106 million. VirnetX is also seeking injunctive relief, and has indicated that it may also seek a future royalty if injunctive relief is denied. VirnetX will also likely ask the Court to enhance damages based on the jury’s finding of willful infringement. In post-trial proceedings, Microsoft will ask the court to overturn the jury verdict. We will also argue that injunctive relief and enhanced damages are not proper. On March 17, 2010, VirnetX filed a new lawsuit in the Eastern District of Texas alleging that additional Microsoft products and services including Windows 7 and Windows Server 2008 R2 infringe the same two patents.

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

As of March 31, 2010, we had accrued aggregate liabilities of approximately $1.1 billion in other current liabilities and approximately $295 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could be up to $1.1 billion in aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

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

In November 2009, we identified an additional 800 positions for elimination based on our efforts to manage our expenses. Severance expense of approximately $52 million associated with these additional eliminations was reflected in our second fiscal quarter financial statements. We have now completed this program and reduced our overall headcount by approximately 5,300. The balance of the costs are associated with severance packages primarily for international employees that have yet to be paid out due to specific country policies and regulations.

The changes in our employee severance liabilities related to our resource management efforts during the three months and nine months ended March 31, 2010 were as follows:

(In millions)	Three Months Ended March 31,	Nine Months Ended March 31,

	2010	2010

Balance, beginning of period	$31	$127
Additional accruals	—	52
Adjustments	—	7
Cash payments	(19)	(174)

Balance, end of period	$12	$12

PAGE	24

PART I

Item 1

NOTE 17    STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Shares of common stock repurchased	67	—	250	318
Value of common stock repurchased	$2,000	$—	$7,028	$8,200

We repurchased all shares with cash resources. As of March 31, 2010, approximately $27.5 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal year 2010
September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009
December 9, 2009	$0.13	February 18, 2010	$1,139	March 11, 2010
March 8, 2010	$0.13	May 20, 2010	$1,139	June 10, 2010

Fiscal year 2009
September 19, 2008	$0.13	November 20, 2008	$1,157	December 11, 2008
December 10, 2008	$0.13	February 19, 2009	$1,155	March 12, 2009
March 9, 2009	$0.13	May 21, 2009	$1,158	June 18, 2009

The estimate of the amount to be paid as a result of the March 8, 2010 declaration was included in other current liabilities as of March 31, 2010.

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

PAGE	25

PART I

Item 1

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Revenue
Windows & Windows Live Division	$4,273	$3,354	$13,328	$11,393
Server and Tools	3,578	3,501	10,862	10,714
Online Services Division	566	506	1,632	1,613
Microsoft Business Division	4,551	4,504	13,706	14,315
Entertainment and Devices Division	1,670	1,629	6,499	6,778
Unallocated and other	(135)	154	418	525

Consolidated	$14,503	$13,648	$46,445	$45,338

Operating income (loss)
Windows & Windows Live Division	$2,872	$2,141	$9,192	$7,546
Server and Tools	1,119	1,181	3,647	3,476
Online Services Division	(738)	(434)	(1,707)	(1,140)
Microsoft Business Division	2,825	2,716	8,575	8,815
Entertainment and Devices Division	138	(67)	791	170
Reconciling amounts	(1,043)	(1,099)	(2,330)	(2,491)

Consolidated	$5,173	$4,438	$18,168	$16,376

Due to the integrated structure of our business, certain costs incurred by one segment may benefit other segments. The costs that are identifiable are allocated to the segments that benefit to incent cross-collaboration among our segments so that one segment is not solely burdened by the cost of a mutually beneficial activity. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. These cost allocations were not material in any period presented.

In addition, certain costs incurred at a corporate level that are identifiable and that benefit our segments are allocated to them. These allocated costs include costs of: field selling; employee benefits; shared facilities services; and customer service and support. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Certain other corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; legal settlements and contingencies; and employee severance.

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Reconciling amounts include adjustments to conform with U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and accelerated depreciation and amortization of stock-based awards. For the three months and nine months ended March 31, 2010, reconciling amounts include the deferral of revenue related to sales of the 2007 Microsoft Office system with a guarantee to be upgraded to the 2010 Microsoft Office system at minimal or no cost.

PAGE	26

PART I

Item 1

Significant reconciling items were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2010	2009	2010	2009

Corporate-level activity (1)	$(1,217)	$(1,363)	$(3,375)	$(3,414)
Stock-based compensation	139	189	368	563
Revenue reconciling amounts	(174)	89	254	396
Other	209	(14)	423	(36)

Total	$(1,043)	$(1,099)	$(2,330)	$(2,491)

(1)	Corporate-level activity excludes stock-based compensation and revenue reconciling amounts presented separately in those line items.

PAGE	27

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries as of March 31, 2010, and the related consolidated statements of income, stockholders’ equity, and cash flows for the three-month and nine-month periods ended March 31, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

April 22, 2010

PAGE	28

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

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products and services for many different types of computing devices. Our software products and services include operating systems for personal computers, servers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; high-performance computing applications; software development tools; and video games. We provide consulting and product and solution support services, and we train and certify computer system integrators and developers. We also design and sell hardware, including the Xbox 360 video game console, the Zune digital music and entertainment device, and peripherals. Online offerings and information are delivered to consumers through Bing, Windows Live, Office Live, Xbox LIVE, our MSN portals and channels, and to businesses through Microsoft Online Services offerings, such as Microsoft Dynamics CRM Online, Exchange Online, Windows Azure, and SharePoint Online. We enable the delivery of online advertising across our broad range of digital media properties and on Bing through our proprietary adCenter platform.

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Entertainment and Devices Division has generated approximately 40% of its yearly segment revenues in our second fiscal quarter. In addition, quarterly revenues may be impacted by the deferral of revenue. See the discussions below regarding the deferral of revenue related to sales of the 2007 Microsoft Office system with a guarantee to be upgraded to the 2010 Microsoft Office system at minimal or no cost (the “Office 2010 Deferral”) and sales of Windows Vista with a guarantee to be upgraded to Windows 7 at minimal or no cost and of Windows 7 to retailers before general availability (the “Windows 7 Deferral”).

All growth and percentage comparisons refer to the three months and nine months ended March 31, 2010, as compared with the three months and nine months ended March 31, 2009, unless otherwise noted.

PAGE	29

PART I

Item 2

Summary

(In millions, except per share amounts and percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2010	2009		2010	2009

Revenue	$14,503	$13,648	6%	$46,445	$45,338	2%
Operating income	$5,173	$4,438	17%	$18,168	$16,376	11%
Diluted earnings per share	$0.45	$0.33	36%	$1.59	$1.28	24%

Three months ended March 31, 2010 compared with three months ended March 31, 2009

Revenue increased mainly due to strong sales of Windows 7 and PC market improvement, offset in part by the deferral of $305 million of revenue for the Office 2010 Deferral. Operating income increased reflecting increased revenue offset by an overall modest increase in operating expenses.

•

General and administrative expenses increased $239 million or 26%, primarily due to increased legal charges and transition expenses associated with the inception of the Yahoo! Commercial Agreement, offset in part by a reduction in headcount-related expenses.

•	Sales and marketing expenses increased $222 million or 7%, primarily reflecting increased advertising and marketing of Windows 7 and increased sales force expenses related to Windows 7.

•	Cost of revenue decreased $59 million or 2%, primarily reflecting decreased Xbox 360 console costs and cost controls, offset in part by increased online costs, mainly traffic acquisition costs.

Diluted earnings per share increased primarily reflecting increased net income and share repurchases during the past 12 months. We repurchased 250 million shares during the 12 months ended March 31, 2010.

Nine months ended March 31, 2010 compared with nine months ended March 31, 2009

Revenue increased mainly due to strong sales of Windows 7 and PC market improvement, offset in part by the deferral of $305 million of revenue for the Office 2010 Deferral. Operating income increased reflecting increased revenue and decreased expenses in nearly all operating expense categories.

•

Research and development expenses decreased $421 million or 6%, primarily reflecting a decrease in third-party development and programming costs and the capitalization of certain software development costs.

•

General and administrative expenses increased $386 million or 15%, primarily due to increased legal charges and transition expenses associated with the inception of the Yahoo! Commercial Agreement, offset in part by a reduction in headcount-related expenses.

•	Cost of revenue decreased $344 million or 4%, primarily reflecting decreased Xbox 360 console costs and cost controls, offset in part by increased online costs, mainly traffic acquisition costs.

Diluted earnings per share increased primarily reflecting increased net income and share repurchases during the past 12 months. We repurchased 250 million shares during the 12 months ended March 31, 2010.

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

PAGE	30

PART I

Item 2

from Online Services Division to Windows & Windows Live Division, Mobile Services from Online Services Division to Entertainment and Devices Division, and Razorfish from Online Services Division to Corporate. Razorfish was disposed of in the second quarter of fiscal year 2010.

Windows & Windows Live Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2010	2009		2010	2009

Revenue	$4,415	$3,448	28%	$13,943	$11,805	18%
Operating income	$3,061	$2,273	35%	$9,914	$8,053	23%

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

Three months ended March 31, 2010 compared with three months ended March 31, 2009

Windows Division revenue increased due to strong sales of Windows 7 and PC market improvement. We estimate total worldwide PC shipments from all sources grew approximately 25% to 27%. OEM revenue increased $781 million or 29%, while OEM license units increased 30%. The OEM revenue increase was primarily driven by PC market growth and higher Windows attach rates across consumer and business segments, partially offset by PC market strength in emerging markets versus developed markets. Other revenue increased $186 million or 26% driven primarily by strong Windows 7 retail sales.

Windows Division operating income increased as a result of increased revenue, offset in part by increased operating expenses. Sales and marketing expenses increased $105 million or 23% reflecting increased advertising and marketing of Windows 7 and increased sales force expenses related to Windows 7. Cost of revenue increased $91 million or 27%, primarily driven by increased traffic acquisition costs and royalties. These increases were offset in part by a $20 million or 6% reduction in research and development expenses, primarily driven by third-party development and programming costs.

Nine months ended March 31, 2010 compared with nine months ended March 31, 2009

Windows Division revenue increased primarily as a result of strong sales of Windows 7 and PC market improvement. We estimate total worldwide PC shipments from all sources grew approximately 13% to 15%. OEM revenue increased $1.5 billion or 16%. Excluding the recognition of $273 million of revenue associated with the Windows 7 Deferral, OEM revenue increased $1.2 billion or 13%, while OEM license units increased 19%. The OEM revenue increase was primarily driven by PC market growth, higher Windows attach rates across consumer and business segments and the restoration of normal OEM inventory levels, offset in part by PC market changes, including stronger growth of emerging markets versus developed markets and of consumer PCs versus business PCs. Other revenue increased $649 million or 27% driven primarily by strong Windows 7 retail sales.

PAGE	31

PART I

Item 2

Windows Division operating income increased as a result of increased revenue, offset in part by increased operating expenses. Cost of revenue increased $213 million or 22%, primarily driven by increased traffic acquisition costs, royalties, and other product costs. Sales and marketing expenses increased $179 million or 11% reflecting increased advertising and marketing of Windows 7. These operating expense increases were offset in part by a $96 million or 10% decrease in research and development expenses, which resulted primarily from capitalization of certain software development costs and completion of Windows 7 product development.

Server and Tools

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2010	2009		2010	2009

Revenue	$3,575	$3,491	2%	$10,854	$10,663	2%
Operating income	$1,255	$1,224	3%	$3,945	$3,597	10%

Server and Tools licenses products, applications, tools, content, and Enterprise Services that are designed to make information technology professionals and developers more productive and efficient. Server and Tools product offerings consist of server software licenses and client access licenses (“CAL”) for Windows Server, Microsoft SQL Server, Windows Azure and other server products. We also offer developer tools, training and certification. Enterprise Services comprise Premier product support services and Microsoft Consulting Services. Server product offerings can be run on-site, in a partner-hosted environment, or in a Microsoft-hosted environment. We use multiple sales channels, including pre-installed OEM versions, sales through partners and sales directly to end customers. Approximately 50% of Server and Tools revenue comes from annuity volume licensing agreements, approximately 30% is purchased through transactional volume licensing programs, fully packaged product and licenses sold to OEMs, and the remainder comes from Enterprise Services.

Three months ended March 31, 2010 compared with three months ended March 31, 2009

Server and Tools revenue increased reflecting growth in product revenue and Enterprise Services revenue. Product revenue increased $50 million or 2%, driven primarily by growth in Windows Server and Enterprise CAL Suites revenue, reflecting continued adoption of Windows platform applications, offset in part by a decline in developer tools revenue. Enterprise Services revenue grew $34 million or 5%, primarily due to growth in Premier product support services, offset in part by decreased consulting services.

Server and Tools revenue for the three months ended March 31, 2010 included a favorable foreign currency exchange impact of $55 million.

Server and Tools operating income increased primarily due to revenue growth, offset in part by increased research and development and sales and marketing expenses. Research and development expenses increased $23 million or 4%, primarily driven by increased hosting and localization costs. Sales and marketing expenses increased $19 million or 2%, primarily due to increased corporate marketing expenses.

Nine months ended March 31, 2010 compared with nine months ended March 31, 2009

Server and Tools revenue increased mainly reflecting growth in product revenue. Product revenue increased $189 million or 2%, driven primarily by growth in Enterprise CAL Suites, System Center and SQL Server revenue, reflecting increased revenue from annuity volume licensing agreements and continued adoption of Windows platform applications, offset in part by a decline in developer tools revenue. Enterprise Services revenue was relatively flat, with growth in Premier product support services nearly offset by decreased consulting services.

Server and Tools operating income increased due to revenue growth and reduced operating expenses. Sales and marketing expenses decreased $60 million or 2%, primarily due to a decrease in headcount-related expenses and corporate marketing expenses. Cost of revenue decreased $47 million or 2%, reflecting a decline in demand for consulting services, offset in part by increased online costs. Research and development expenses decreased $25 million or 2%, primarily driven by reduced third-party development and programming costs and headcount-related expenses, offset in part by increased lab and hosting costs. General and administrative expenses decreased $25 million or 9%, due to decreased headcount-related expenses.

PAGE	32

PART I

Item 2

Online Services Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2010	2009		2010	2009

Revenue	$566	$507	12%	$1,634	$1,620	1%
Operating loss	$(713)	$(411)	(73)%	$(1,659)	$(1,067)	(55)%

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

Yahoo! Commercial Agreement

On December 4, 2009, we entered into a definitive agreement with Yahoo! Inc. (“Yahoo”) whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo websites. We believe this agreement will allow us over time to improve the effectiveness and increase the value of our search offering through greater scale in search queries and an expanded and more competitive search and advertising marketplace. See Note 14 – Commitments and Guarantees in the Notes to Financial Statements (Part I, Item I) for additional information about the agreement.

Three months ended March 31, 2010 compared with three months ended March 31, 2009

OSD revenue increased primarily as a result of increased online advertising revenue, offset in part by decreased Access revenue. Online advertising revenue increased $81 million or 19%, to $502 million, reflecting an increase in search and display advertising revenue, offset in part by decreased advertiser and publisher tools revenue. Access revenue decreased $14 million or 33%, reflecting continued migration of subscribers to broadband or other competitively-priced service providers.

OSD revenue for the three months ended March 31, 2010 included a favorable foreign currency exchange impact of $13 million.

OSD operating loss increased due to increased operating expenses, offset in part by increased revenue. General and administrative expenses increased $154 million due mainly to transition expenses associated with the inception of the Yahoo! Commercial Agreement. Research and development expenses increased $74 million or 33%, primarily due to increased headcount-related expenses and reimbursement to Yahoo for certain of their costs incurred prior to migration to the Microsoft platform. Sales and marketing expenses increased $69 million or 30% due to increased marketing activities. Cost of revenue increased $64 million or 15%, primarily driven by higher online traffic acquisition costs.

Nine months ended March 31, 2010 compared with nine months ended March 31, 2009

OSD revenue was nearly flat, reflecting increased online advertising revenue, offset in part by decreased Access revenue. Online advertising revenue increased $68 million or 5%, to $1.4 billion, reflecting an increase in search and display advertising revenue, offset in part by decreased advertiser and publisher tools revenue. Access revenue decreased $43 million or 31%, reflecting continued migration of subscribers to broadband or other competitively-priced service providers.

OSD operating loss increased due to increased operating expenses, offset in part by increased revenue. Cost of revenue increased $408 million or 38%, primarily driven by higher online traffic acquisition costs. General and administrative expenses increased $140 million due mainly to the transition expenses associated with the inception of the Yahoo! Commercial Agreement. Sales and marketing expenses increased $72 million or 10% due to increased marketing activities. Research and development expenses decreased $14 million or 2%, primarily due to decreased third-party development and programming costs, offset in part by increased headcount-related expenses and reimbursement to Yahoo for certain of their costs incurred prior to migration to the Microsoft platform.

PAGE	33

PART I

Item 2

Microsoft Business Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2010	2009		2010	2009

Revenue	$4,243	$4,508	(6)%	$13,392	$14,343	(7)%
Operating income	$2,622	$2,756	(5)%	$8,492	$8,958	(5)%

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

Three months ended March 31, 2010 compared with three months ended March 31, 2009

MBD revenue decreased primarily as a result of the deferral of $305 million of revenue for the Office 2010 Deferral. Business revenue decreased $37 million or 1%, primarily reflecting a decline in licensing the 2007 Microsoft Office system to transactional business customers, offset in part by a 3% increase in Microsoft Dynamics revenue. Consumer revenue decreased $228 million or 32%. Including the revenue associated with the Office 2010 Deferral, consumer revenue increased $77 million or 11% due mainly to growth in the PC market.

MBD revenue for the three months ended March 31, 2010 included a favorable foreign currency exchange impact of $69 million.

MBD operating income decreased due mainly to decreased revenue, offset in part by decreased operating expenses. Sales and marketing expenses decreased $71 million or 7%, primarily driven by a decrease in corporate marketing activities. Research and development expenses decreased $70 million or 17%, primarily as a result of capitalization of certain Microsoft Office system software development costs. General and administrative expenses decreased $22 million or 28% primarily due to expenses in the prior year associated with the acquisition of FAST Search & Transfer ASA (“FAST”), which we acquired in April 2008. These decreases were offset in part by a $32 million or 12% increase in cost of revenue, primarily driven by increased traffic acquisition costs and increased costs of providing services.

Nine months ended March 31, 2010 compared with nine months ended March 31, 2009

MBD revenue decreased primarily as a result of the deferral of $305 million of revenue for the Office 2010 Deferral. Business revenue decreased $428 million or 4%, primarily reflecting a decline in licensing the 2007 Microsoft Office system to transactional business customers and a 1% decrease in Microsoft Dynamics revenue, offset in part by growth in multi-year volume licensing agreement revenue. The growth in multi-year volume licensing agreement revenue primarily reflects recognition of deferred revenue from previously signed agreements. Consumer revenue decreased $523 million or 20%. Including the revenue associated with the Office 2010 Deferral, consumer revenue decreased $218 million or 8%, primarily as a result of pricing promotions in the first half of fiscal year 2009 that drove increased licensing in that period, a shift to lower-priced products, and a decline in licensing the 2007 Microsoft Office system.

MBD operating income decreased due mainly to decreased revenue, offset in part by decreased operating expenses. Sales and marketing expenses decreased $333 million or 11%, primarily driven by a decrease in corporate marketing activities. Research and development expenses decreased $165 million or 13%, primarily as a result of capitalization of certain Microsoft Office system software development costs and lower headcount-related expenses. General and administrative expenses decreased $50 million or 22% primarily due to expenses in the prior year associated with the acquisition of FAST. These decreases were offset in part by a $63 million or 8% increase in cost of revenue, primarily driven by increased traffic acquisition costs and increased costs of providing services.

PAGE	34

PART I

Item 2

Entertainment and Devices Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2010	2009		2010	2009

Revenue	$1,665	$1,629	2%	$6,458	$6,778	(5)%
Operating income (loss)	$165	$(41)	*	$851	$249	242%

*	Not meaningful

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

Three months ended March 31, 2010 compared with three months ended March 31, 2009

EDD revenue increased primarily reflecting an increase in Xbox LIVE revenue and non-gaming revenue, offset in part by decreased revenue from Xbox 360 video games and decreased Xbox 360 consoles sold. Non-gaming revenue increased $77 million or 14%, primarily reflecting increased sales of Windows embedded device platforms and PC hardware products. The decreased revenue from Xbox 360 video games was due primarily to the launch of Halo Wars in the third quarter of the prior year. We shipped 1.5 million Xbox 360 consoles during the third quarter of fiscal year 2010, compared with 1.7 million Xbox 360 consoles during the third quarter of fiscal year 2009.

EDD revenue for the three months ended March 31, 2010 included a favorable foreign currency exchange impact of $62 million.

EDD operating income increased due mainly to a $199 million or 22% decrease in cost of revenue resulting primarily from lower Xbox 360 console costs, offset in part by increased online costs resulting from increased Xbox LIVE activity. Research and development expenses increased $31 million or 7%, primarily reflecting increased headcount-related expenses, partially offset by decreased third-party development and programming costs.

Nine months ended March 31, 2010 compared with nine months ended March 31, 2009

EDD revenue decreased reflecting decreases in Xbox 360 platform and PC game revenue, as well as decreased revenue from the non-gaming portion of the business. Xbox 360 platform and PC game revenue decreased $240 million or 5% due mainly to decreased Xbox 360 consoles sold, decreased revenue per console, and decreased revenue from Xbox 360 video games, offset in part by increased Xbox LIVE revenue. We shipped 8.8 million Xbox 360 consoles during the first nine months of fiscal year 2010, compared with 10 million Xbox 360 consoles during the first nine months of fiscal year 2009. The decreased revenue per console resulted from price reductions during the past 12 months. The decreased revenue from Xbox 360 video games was due primarily to the release of three significant games in the prior year compared to two significant games in the current year. Non-gaming revenue decreased $80 million or 4%, primarily reflecting decreased sales of Window Mobile device platforms and Zune digital music and entertainment devices.

EDD operating income increased due to reduced operating expenses, offset in part by decreased revenue. Cost of revenue decreased $779 million or 19%, primarily due to lower Xbox 360 console costs, offset in part by increased online costs resulting from increased Xbox LIVE activity. Research and development expenses decreased $82 million or 6%, primarily reflecting decreased third-party development and programming costs. Sales and marketing expenses decreased by $60 million or 6%, primarily due to decreased marketing for the Xbox 360 platform.

PAGE	35

PART I

Item 2

Corporate-Level Activity

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2010	2009		2010	2009

Corporate-level activity	$(1,217)	$(1,363)	11%	$(3,375)	$(3,414)	1%

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; legal settlements and contingencies; and employee severance. Corporate-level expenses decreased due mainly to employee severance charges of $290 million incurred in the third quarter of the prior year and cost controls, and for the nine months ended March 31, 2010, due also to decreased partner payments. These decreases in expenses were offset in part by an increase in legal charges and costs associated with broad-based sales and marketing activities. Legal charges were approximately $187 million and $436 million during the three and nine months ended March 31, 2010, respectively. This is compared to legal charges of $57 million and $90 million for the three and nine months ended March 31, 2009, respectively.

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2010	2009		2010	2009

Cost of revenue	$2,755	$2,814	(2)%	$9,225	$9,569	(4)%
As a percent of revenue	19%	21%	(2)ppt	20%	21%	(1)ppt

Cost of revenue includes manufacturing and distribution costs for products sold and programs licensed, operating costs related to product support service centers and product distribution centers, costs incurred to drive traffic to our websites and/or acquire online advertising space (“traffic acquisition costs”), costs incurred to support and maintain Internet-based products and services, warranty costs, inventory valuation adjustments, costs associated with the delivery of consulting services, and the amortization of capitalized research and development costs associated with software products that have reached technological feasibility. Cost of revenue decreased reflecting decreased Xbox 360 console costs and cost controls, offset in part by increased online costs, mainly traffic acquisition costs.

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2010	2009		2010	2009

Research and development	$2,220	$2,212	—%	$6,364	$6,785	(6)%
As a percent of revenue	15%	16%	(1)ppt	14%	15%	(1)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, the amortization of purchased software code and services content, and in-process research and development. The decrease in research and development expenses was primarily driven by a decrease in third-party development and programming costs and the capitalization of certain software development costs, offset in part for the three months ended March 31, 2010 by a 4% increase in headcount-related expenses.

PAGE	36

PART I

Item 2

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2010	2009		2010	2009

Sales and marketing	$3,203	$2,981	7%	$9,612	$9,687	(1)%
As a percent of revenue	22%	22%	—ppt	21%	21%	—ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased for the three months ended March 31, 2010 primarily due to increased advertising and marketing of Windows 7 and increased sales force expenses related to Windows 7. For the nine months ended March 31, 2010, these increases were offset by a decrease in corporate marketing activities.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2010	2009		2010	2009

General and administrative	$1,152	$913	26%	$3,017	$2,631	15%
As a percent of revenue	8%	7%	1ppt	6%	6%	—ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative headcount, and legal and other administrative fees. General and administrative expenses increased during the three months and nine months ended March 31, 2010 primarily driven by increased legal charges, as discussed above within Corporate-Level Activity, and the transition expenses associated with the inception of the Yahoo! Commercial Agreement. These increases were offset in part by a 3% and 7% reduction in headcount-related expenses during the three months and nine months ended March 31, 2010, respectively.

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2010	2009		2010	2009

Dividends and interest	$166	$164	1%	$490	$546	(10)%
Net recognized gains (losses) on investments	137	(452)	*	299	(53)	*
Net gains (losses) on derivatives	(69)	(55)	(25)%	23	(629)	*
Net losses on foreign currency remeasurements	(56)	(26)	(115)%	(24)	(555)	96%
Other	(10)	(19)	47%	33	(6)	*

Total	$168	$(388)	*	$821	$(697)	*

*	Not meaningful

Three months ended March 31, 2010 compared with three months ended March 31, 2009

Net recognized gains on investments increased primarily due to lower other-than-temporary impairments and gains on sales of investments in the current period as compared to losses in the prior period. Other-than-temporary impairments were $12 million during the three months ended March 31, 2010, as compared with $420 million during

PAGE	37

PART I

Item 2

the three months ended March 31, 2009 and decreased primarily due to improvements in market conditions. Net losses on derivatives increased primarily due to lower gains on interest rate derivatives and higher losses on commodity derivatives as compared to the prior period. Net losses from foreign currency remeasurements increased due to a strengthening U.S. dollar.

Nine months ended March 31, 2010 compared with nine months ended March 31, 2009

Dividends and interest decreased primarily due to increased interest expense on our long-term debt and lower interest rates on our fixed-income investments, offset in part by higher average investment portfolio balances. Net recognized gains on investments increased primarily due to lower other-than-temporary impairments, offset in part by lower gains on sales of investments in the current period due to sales of certain equity investments held in our strategic investments portfolio in the prior period. Other-than-temporary impairments were $36 million during the nine months ended March 31, 2010, as compared with $754 million during the nine months ended March 31, 2009 and decreased primarily due to improvements in market conditions. Net gains on derivatives increased due to gains on commodity, equity and interest rate derivatives as compared to losses in the prior period in addition to lower losses on foreign exchange contracts in the current period. Net losses from foreign currency remeasurements decreased due to a weakening U.S. dollar. For the nine months ended March 31, 2010, other includes a gain on the divestiture of Razorfish.

Income Taxes

Our effective tax rate was 25% for both the three months and nine months ended March 31, 2010, as compared with 27% for both the three months and nine months ended March 31, 2009. The fiscal year 2010 rate reflects a higher mix of foreign earnings taxed at lower rates.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $39.7 billion as of March 31, 2010, compared with $31.4 billion as of June 30, 2009. Equity and other investments were $7.8 billion as of March 31, 2010, compared with $4.9 billion as of June 30, 2009. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk.

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

While we own certain mortgage- and asset-backed fixed-income securities, our portfolio as of March 31, 2010 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of the mortgage-backed securities are collateralized by prime residential mortgages and

PAGE	38

PART I

Item 2

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

Debt

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. Our initial commercial paper program provided for the issuance and sale of up to $2.0 billion. Following the issuance of our long-term debt in May 2009, we increased the commercial paper program and issued an additional $250 million of commercial paper during the nine months ended March 31, 2010. As of March 31, 2010, we had $2.25 billion of commercial paper and $3.75 billion of long-term debt issued and outstanding.

Short-term Debt

As of March 31, 2010, our $2.25 billion of commercial paper issued and outstanding had a weighted average interest rate, including issuance costs, of 0.17% and maturities of 35 to 216 days. In November 2009, we replaced our $2.0 billion and $1.0 billion credit facilities with a $2.25 billion 364-day credit facility, which expires on November 5, 2010. This facility serves as a back-up for our commercial paper program. As of March 31, 2010, we were in compliance with the financial covenant in the credit facility, which requires a coverage ratio maintained of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against the credit facilities during the nine months ended March 31, 2010.

Long-term Debt

As of March 31, 2010, we had issued and outstanding $3.75 billion of debt securities as follows: $2.0 billion aggregate principal amount of 2.95% notes due 2014, $1.0 billion aggregate principal amount of 4.20% notes due 2019, and $750 million aggregate principal amount of 5.20% notes due 2039 (collectively “the Notes”). Interest on the Notes is payable semi-annually on June 1 and December 1 of each year to holders of record on the preceding May 15 and November 15. The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

We are using the net proceeds from sales of the debt securities for general corporate purposes, which may include funding for working capital, capital expenditures, repurchases of our capital stock, and acquisitions.

Unearned Revenue

Unearned revenue at March 31, 2010 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements, paid either upfront or annually at the beginning of each billing coverage period, which are accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at March 31, 2010 also included payments for: unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP; post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions; Microsoft Dynamics business solutions products; unspecified enhancements for Zune HD; the 2010 Microsoft Office system technology guarantee program; online advertising for which the advertisement has yet to be displayed; Mediaroom; and other offerings for which we have been paid upfront and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

PAGE	39

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of March 31, 2010:

(In millions)

Three Months Ending,

June 30, 2010	$4,877
September 30, 2010	3,123
December 31, 2010	2,245
March 31, 2011	926
Thereafter	1,089

Total	$12,260

See Note 13 – Unearned Revenue of the Notes to Financial Statements (Part I, Item 1).

Retained Deficit

As a result of the special dividend paid in the second quarter of fiscal year 2005 and common stock repurchased, our retained deficit, including accumulated other comprehensive income, was $16.8 billion at March 31, 2010. Our retained deficit is not expected to affect our future ability to operate, pay dividends, or repay our debt given our continuing profitability and strong cash and financial position.

Cash Flows

Cash flow from operations increased $3.3 billion to $18.5 billion for the nine months ended March 31, 2010. This increase was due mainly to payment of approximately $3.1 billion to the Internal Revenue Service in the prior year as a result of our settlement of the 2000-2003 audit examination.

Cash used for financing was $9.2 billion for the nine months ended March 31, 2010, a decrease of $969 million from the corresponding period of the prior year. This decrease reflects a $1.9 billion decrease in cash used for common stock repurchases and a $1.0 billion increase in cash from issuance of common stock, offset in part by a $1.7 billion decrease in net proceeds from debt and short-term borrowings.

Cash used in investing was $7.2 billion for the nine months ended March 31, 2010, a decrease of $718 million from the corresponding period of the prior year. This decrease reflects lower additions to property and equipment.

Share Repurchases

During the three months and nine months ended March 31, 2010, we repurchased approximately 67 million and 250 million shares of Microsoft common stock for $2.0 billion and $7.0 billion, respectively, under the repurchase plan we announced on September 22, 2008. All repurchases were made using cash resources. As of March 31, 2010, approximately $27.5 billion remained of the $40.0 billion approved repurchase amount. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal year 2010
September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009
December 9, 2009	$0.13	February 18, 2010	$1,139	March 11, 2010
March 8, 2010	$0.13	May 20, 2010	$1,139	June 10, 2010

Fiscal year 2009
September 19, 2008	$0.13	November 20, 2008	$1,157	December 11, 2008
December 10, 2008	$0.13	February 19, 2009	$1,155	March 12, 2009
March 9, 2009	$0.13	May 21, 2009	$1,158	June 18, 2009

PAGE	40

PART I

Item 2

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

RECENT LEGISLATION

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation will largely be funded through tax increases to both insurers and the insured. We do not expect any short term impact on our financial results as a result of the legislation. One provision that will impact certain companies significantly is the elimination of the tax deductibility of the Medicare Part D subsidy. This provision does not affect us as we do not provide retiree health benefits.

RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

In January 2010, the Financial Accounting Standards Board (“FASB”) issued guidance to amend the disclosure requirements related to recurring and nonrecurring fair value measurements. The guidance requires new disclosures on the transfers of assets and liabilities between Level 1 (quoted prices in active market for identical assets or liabilities) and Level 2 (significant other observable inputs) of the fair value measurement hierarchy, including the reasons and the timing of the transfers. Additionally, the guidance requires a roll forward of activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance became effective for us with the reporting period beginning January 1, 2010, except for the disclosure on the roll forward activities for Level 3 fair value measurements, which will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, adoption of this new guidance did not have a material impact on our financial statements.

On July 1, 2009, we adopted guidance issued by the FASB on business combinations. The guidance retains the fundamental requirements that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized and measured as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. We have applied this guidance to business combinations completed since July 1, 2009.

On July 1, 2009, we adopted guidance issued by the FASB that changes the accounting and reporting for non-controlling interests. Non-controlling interests are to be reported as a component of equity separate from the parent’s

PAGE	41

PART I

Item 2

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

On July 1, 2009, we adopted guidance on fair value measurement for nonfinancial assets and liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). Adoption of the new guidance did not have a material impact on our financial statements.

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

A portion of the revenue related to Windows XP is recorded as unearned due to undelivered elements including, in some cases, free post-delivery telephone support and the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The amount of revenue allocated to undelivered elements is based on the VSOE of fair value for those elements using the residual method or relative fair value method. Unearned revenue due to undelivered elements is recognized ratably on a straight-line basis over the related products’ life cycles. Revenue related to Windows Vista and Windows 7 is not subject to a similar deferral because there are no significant undelivered elements. 2007 Microsoft Office system revenue is subject to deferral as a result of the 2010 Microsoft Office system technology guarantee program, which started March 5, 2010. This program allows customers who purchased certain versions of the 2007 Microsoft Office system to receive an upgrade to the corresponding version of the 2010 Microsoft Office system at minimal or no cost when the product becomes generally available. Accordingly, estimated revenue related to the undelivered 2010 Microsoft Office system is deferred until the product is delivered.

Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of

PAGE	42

PART I

Item 2

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

PAGE	43

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

PAGE	44

PART I

Item 3, 4

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

The following table sets forth the one-day VaR for substantially all of our positions as of March 31, 2010 and June 30, 2009 and for the three months ended March 31, 2010:

(In millions)

	March 31, 2010	June 30, 2009	Three Months Ended March 31, 2010

Risk Categories			Average	High	Low

Foreign currency	$ 23	$ 68	$ 32	$ 43	$ 20
Interest rate	$ 58	$ 42	$ 54	$ 58	$ 47
Equity	$ 206	$ 157	$ 195	$ 206	$ 183
Commodity	$ 18	$ 16	$ 18	$ 20	$ 17

Total one-day VaR for the combined risk categories was $234 million at March 31, 2010 and $211 million at June 30, 2009. The total VaR is 23% less at March 31, 2010, and 25% less at June 30, 2009, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PAGE	45

PART II

Item 1, 1A

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 – Contingencies of the Notes to Financial Statements (Part I, Item 1) for information regarding certain legal proceedings in which we are involved.

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

PAGE	46

PART II

Item 1A

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

PAGE	47

PART II

Item 1A

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

PAGE	48

PART II

Item 1A

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

PAGE	49

PART II

Item 1A

requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor, or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also adversely affect our operations or financial results. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenues.

Catastrophic events or geo-political conditions may disrupt our business.    A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers. The long-term effects of climate change on the global economy in general or the information technology industry in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services. New regulations may require us to find alternative compliant and cost-effective methods of distributing our products and services.

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

PAGE	50

PART II

Item 2, 6

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Maximum Number of Shares (or Approximate Dollar Value of Shares) that May Yet be Purchased under the Plans or Programs

				(in millions)

January 1, 2010 – January 31, 2010	52,435,400	$ 30.24	52,435,400	$ 27,900
February 1, 2010 – February 28, 2010	8,981,665	$ 28.22	8,981,665	$ 27,646
March 1, 2010 – March 31, 2010	5,522,183	$ 29.11	5,522,183	$ 27,485

	66,939,248		66,939,248

During the third quarter of fiscal year 2010, we repurchased 66.9 million shares of Microsoft common stock for $2.0 billion using cash resources. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2010, approximately $27.5 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

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

Items 3, 4 and 5 are not applicable and have been omitted.

PAGE	51

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Duly Authorized Officer)

April 22, 2010

PAGE	52