Form 10-K
period 2010-06-30
MICROSOFT CORP
filed 2010-07-30
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2010

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission File Number 0-14278

MICROSOFT CORPORATION

WASHINGTON	91-1144442
(STATE OF INCORPORATION)	(I.R.S. ID)

ONE MICROSOFT WAY, REDMOND, WASHINGTON 98052-6399

(425) 882-8080

www.microsoft.com/investor

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No  ☒

As of December 31, 2009, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $235,244,858,633 based on the closing sale price as reported on the NASDAQ National Market System. As of July 20, 2010, there were 8,653,567,331 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 16, 2010 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For The Fiscal Year Ended June 30, 2010

PART I

Item 1

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business”, “Management’s Discussion and Analysis”, and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Part I, Item 1A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

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

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products and services for many different types of computing devices. Our software products and services include operating systems for personal computers, servers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; high-performance computing applications; software development tools; and video games. We provide consulting and product and solution support services, and we train and certify computer system integrators and developers. We also design and sell hardware including the Xbox 360 gaming and entertainment console and accessories, the Zune digital music and entertainment device and accessories, and Microsoft personal computer (“PC”) hardware products. In addition to selling individual products and services, we offer suites of products and services, including those discussed below and the enterprise client access license (“eCAL”) suite, which licenses access to Microsoft server software products.

We earn revenues from customers paying a fee to license software; that will continue to be an important part of our business, even as we develop and deliver “cloud-based” computing services. Cloud-based computing involves providing software, services and content over the Internet by way of shared computing resources located in centralized data centers. Consumers and business customers access these resources from a variety of devices. Revenues are earned primarily from usage fees and advertising.

Microsoft’s “software plus services” vision reflects our belief that what is most powerful for end users is a computing or communication device running sophisticated software, interacting with cloud-based resources. Examples of consumer-oriented cloud-based computing services we offer currently include:

•	Bing, our Internet search service;

•	Windows Live Essentials suite, which allows users to upload and organize photos, make movies, communicate via email and messaging and enhance online safety; and

•	Xbox LIVE service, which enables online gaming, social networking, and content access.

PART I

Item 1

Our current cloud-based services for business users include:

•	Microsoft Office Web Apps, which are the online companions to Microsoft Word, Excel, PowerPoint, and OneNote;

•	our Business Productivity Online Suite, offering communications and collaboration solutions with high availability and simplified enterprise IT management;

•	Microsoft Dynamics Online family of customer relationship management (“CRM”) and enterprise resources planning services; and

•

our Azure family of services, including a scalable operating system with compute, storage, hosting and management capabilities, a relational database, and a platform that helps developers connect applications and services in the cloud or on premise.

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

OPERATING SEGMENTS

We operate our business in five segments: Windows & Windows Live Division, Server and Tools, Online Services Division, Microsoft Business Division, and Entertainment and Devices Division. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives across the development, sales, marketing, and services organizations, and they provide a framework for timely and rational allocation of development, sales, marketing, and services resources within businesses.

Windows & Windows Live Division

Windows & Windows Live Division (“Windows Division”) has overall responsibility for development and marketing of the Windows operating system, Windows Live and Internet Explorer. Windows Division revenue growth is largely correlated to the growth of the PC market, as the original equipment manufacturer (“OEM”) distribution channel accounts for approximately 80% of total Windows Division revenue. In addition to PC market changes, Windows OEM revenue is impacted by:

•	hardware market changes driven by shifts between emerging markets and developed market, consumer PCs and business PCs, and the impact of lower cost netbook PCs;

•	the attachment of Windows to PCs shipped and changes in inventory levels within the OEM channel; and

•	pricing changes and promotions, the pricing variation associated with OEM channel shifts from local and regional system builders to large, multinational OEMs, and other pricing factors.

Windows Division offerings consist of premium and standard edition Windows operating systems and online software and services through Windows Live. Premium Windows operating systems are those that include additional functionality and are sold at a price above our standard editions.

Products and Services:    Windows operating system: Windows 7, including Home Basic, Home Premium, Professional, Ultimate, Enterprise, and Starter Edition; Windows Vista, including Home Basic, Home Premium, Ultimate, Business, Enterprise and Starter Edition; and Windows XP Home. Windows Live suite of applications and web services.

PART I

Item 1

Competition

The Windows operating system faces competition from various commercial software products offered by well-established companies, including Apple and Google, and from the Linux operating system. Linux is derived from Unix and is available without payment under a General Public License. Partners such as Hewlett-Packard and Intel have been actively working with alternative Linux-based operating systems.

The Windows operating system also faces competition from alternative platforms and new devices that may reduce consumer demand for PCs. User and usage volumes on mobile devices are increasing around the world relative to the PC. Competitors such as Apple, Google, Mozilla, and Opera Software Company offer software that competes with the Web browsing capabilities of Internet Explorer, a component of the Windows operating system. Our operating system products compete effectively by delivering innovative software, giving customers choice and flexibility, a familiar, easy-to-use interface, compatibility with a broad range of hardware and software applications, and the largest support network for any operating system.

Windows Live software and services compete with Google, Yahoo!, and a wide array of Web sites and portals that provide communication and sharing tools and services.

Server and Tools

Server and Tools develops and markets server software, software developer tools, services, and solutions that are designed to make information technology professionals and developers and their systems more productive and efficient. Server software is integrated server infrastructure and middleware designed to support software applications built on the Windows Server operating system and includes the server platform, database, storage, management and operations, service-oriented architecture platform, security and identity software. Server and Tools also builds standalone and software development lifecycle tools for software architects, developers, testers, and project managers. Server offerings can be run on-site, in a partner-hosted environment, or in a Microsoft-hosted environment. Our cloud-based services comprise a scalable operating system with compute, storage, and management capabilities and a relational database, both of which allow customers to run enterprise workloads and web applications in the cloud, as well as a platform that helps developers connect applications and services in the cloud or on premise.

Server and Tools offers a broad range of enterprise consulting and product support services (“Enterprise Services”) that assist customers in developing, deploying, and managing Microsoft server and desktop solutions. Server and Tools also provides training and certification to developers and information technology professionals for our Server and Tools, Microsoft Business Division, and Windows & Windows Live Division products and services.

Approximately 50% of Server and Tools revenue comes from annuity volume licensing agreements, approximately 30% is purchased through transactional volume licensing programs, retail packaged product and licenses sold to OEMs, and the remainder comes from Enterprise Services.

Products and Services:    Windows Server operating system; Windows Azure; Microsoft SQL Server; SQL Azure; Visual Studio; Silverlight; System Center products; Biz Talk Server; Microsoft Consulting Services; Premier product support services; and other products and services.

Competition

Our server operating system products face competition from a wide variety of server operating systems and server applications, offered by companies with a variety of market approaches. Vertically integrated computer manufacturers such as Hewlett-Packard, IBM, and Oracle offer their own versions of the Unix operating system preinstalled on server hardware. Nearly all computer manufacturers offer server hardware for the Linux operating system and many contribute to Linux operating system development. The competitive position of Linux has also benefited from the large number of compatible applications now produced by many leading commercial and non-commercial software developers. A number of companies supply versions of Linux, including Novell and Red Hat.

PART I

Item 1

We have entered into business and technical collaboration agreements with Novell and other Linux providers to build, market, and support a series of solutions to enhance the interoperability of our products with their virtualization, management, and network security solutions, and to provide each other’s customers with patent coverage for their respective products.

We compete to provide enterprise-wide computing solutions with several companies that offer solutions and middleware technology platforms. IBM and Oracle lead a group of companies focused on the Java Platform Enterprise Edition. Commercial software developers that provide competing server applications for PC-based distributed client/server environments include CA Technologies, IBM, and Oracle. Our Web application platform software competes with open source software such as Apache, Linux, MySQL, and PHP, and we compete against Java middleware such as Geronimo, JBoss, and Spring Framework.

Numerous commercial software vendors offer competing software applications for connectivity (both Internet and intranet), security, hosting, database, and e-business servers. System Center competes with server management and server virtualization platform providers, such as BMC, CA Technologies, Hewlett-Packard, IBM, and VMWare in the management of information technology infrastructures. Forefront products compete with CA Technologies, IBM, McAfee, Oracle, Symantec, and Trend Micro in protecting both client and server applications. SQL Server competes with products from IBM, Oracle, Sybase, and other companies in providing database, business intelligence and data warehousing solutions. Our products for software developers compete against offerings from Adobe, Borland, IBM, Oracle, other companies, and open-source projects. Competing open source projects include Eclipse (sponsored by CA Technologies, IBM, Oracle, and SAP), PHP, and Ruby on Rails, among others.

Our cloud-based services offerings also have many competitors. Windows Azure faces competition from Google, Salesforce.com, and VMWare. SQL Azure faces competition from IBM and Oracle.

We believe that our server products, cloud-based services and Enterprise Services provide customers with advantages in innovation, performance, total costs of ownership, and productivity by delivering superior applications, development tools, and compatibility with a broad base of hardware and software applications, security, and manageability.

Online Services Division

The Online Services Division (“OSD”) consists of online information offerings such as Bing, MSN portals and channels, as well as an online advertising platform with offerings for both publishers and advertisers. We earn revenue primarily from online advertising, including search, display, and advertiser and publisher tools. We continue to launch updated and new online offerings and expect to continue to do so in the future. During fiscal year 2010, we launched new releases of Bing, MSN and Advertising Platforms. In addition, on December 4, 2009, we entered into a definitive agreement with Yahoo! whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo! Web sites. We believe this agreement will allow us over time to improve the effectiveness and increase the value of our search offering through greater scale in search queries and an expanded and more competitive search and advertising marketplace.

Products and Services:    Bing; Microsoft adCenter; MSN; and Atlas online tools for advertisers and publishers.

Competition

OSD competes with Google, Yahoo!, and a wide array of Web sites and portals that provide content and online offerings to end users. We compete with these organizations to provide advertising opportunities for merchants. Competitors are continuously developing Internet offerings that seek to provide more effective ways of connecting advertisers with audiences. We believe our search engine, Bing, helps users make faster, more informed decisions by providing relevant search results, expanded search services, and a broad selection of content. We have also enhanced the user interface to bring a richer search experience. We also invest in improving the scale of our advertising platform to serve both owned and operated, as well as third-party online properties. We will continue to introduce new products and services to improve the user online experience. We believe that we can compete

PART I

Item 1

effectively by attracting new users, understanding their intent, and matching their intent with relevant content, advertiser offerings and software services. We will also attract advertisers by providing them access to targeted end-users on a high traffic network.

Microsoft Business Division

Microsoft Business Division (“MBD”) offerings consist of the Microsoft Office system and Microsoft Dynamics business solutions. Microsoft Office system products are designed to increase personal, team, and organization productivity through a range of programs, services, and software solutions. Growth of revenue from the Microsoft Office system offerings, which generate over 90% of MBD revenue, depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other information worker areas such as content management, enterprise search, collaboration, unified communications, and business intelligence. Microsoft Dynamics products provide business solutions for financial management, customer relationship management (“CRM”), supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises.

Approximately 80% of MBD revenue is generated from sales to businesses, which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue. Revenue from this category generally depends upon the number of information workers in a licensed enterprise and is therefore relatively independent of the number of PCs sold in a given year. Approximately 20% of MBD revenue is derived from sales to consumers, which includes revenue from retail packaged product sales and OEM revenue. This revenue is generally affected by the level of PC shipments and product launches.

Products and Services:    Microsoft Office; Microsoft SharePoint; and Microsoft Dynamics ERP and CRM, as well as Microsoft Office Web Apps, which are the online companions to Microsoft Word, Excel, PowerPoint and OneNote.

Competition

Competitors to the Microsoft Office system include many software application vendors such as Adobe, Apple, Corel, Google, IBM, Novell, Oracle, Red Hat, Zoho, and local application developers in Asia and Europe. Apple may distribute certain versions of its application software products with various models of its PCs and through its mobile devices. Corel and IBM have measurable installed bases with their office productivity products. Corel’s suites, and many local software suites around the world, are aggressively priced for OEMs to preinstall them on low-priced PCs. Google provides a hosted messaging and productivity suite that competes with Microsoft Office, Microsoft Exchange, and Microsoft SharePoint, including its FAST enterprise search technology. The OpenOffice.org project provides a freely downloadable cross-platform application that also has been adapted by various commercial software vendors to sell under their brands, including IBM, Novell, Oracle, and Red Hat. Web-based offerings such as 37Signals, Adobe, AjaxWrite, gOffice, ShareOffice, Socialtext, ThinkFree, Zoho, or other small projects competing with individual applications, can also position themselves as alternatives to Microsoft Office system products.

Our Microsoft Dynamics products compete with well-known vendors such as Infor and Sage in the market focused on providing business solutions for small and mid-sized businesses. The market for large organizations and divisions of global enterprises is intensely competitive with a small number of primary vendors including Oracle and SAP. Additionally, Salesforce.com’s on-demand customer relationship management offerings compete directly with Microsoft Dynamics CRM Online and Microsoft Dynamics CRM’s on-premise offerings.

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

PART I

Item 1

Entertainment and Devices Division

The Entertainment and Devices Division (“EDD”) is responsible for developing, producing, and marketing: the Xbox 360 platform, including the Xbox 360 gaming and entertainment console and accessories, third-party games, games published under the Microsoft brand, and Xbox LIVE services, as well as research, sales, and support of those products and services; PC software games; online games and services; Mediaroom (our Internet protocol television software); Windows Phone and Windows Embedded device platforms; the Zune digital music and entertainment platform; application software for Apple’s Macintosh computers, Microsoft PC hardware products and other devices. EDD is also responsible for all retail sales and marketing for retail packaged versions of the Microsoft Office system and the Windows operating systems.

Products and Services:    Xbox 360 console and games; Xbox LIVE; Windows Phone; Windows Embedded device operating system; Zune; Mediaroom; and numerous consumer software and hardware products (such as Mac Office, mice, and keyboards); and Windows Automotive.

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

Our Xbox gaming and entertainment business competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. The lifecycle for gaming and entertainment consoles averages five to 10 years. We released Xbox 360, our second generation console, in November 2005. Nintendo and Sony released new versions of their game consoles in late 2006. We believe the success of gaming and entertainment consoles is determined by the availability of games for the console, providing exclusive game content that gamers seek, the computational power and reliability of the console, and the ability to create new experiences via online services, downloadable content, and peripherals. We think the Xbox 360 is positioned well against competitive console products based on significant innovation in hardware architecture, new developer tools, online gaming services, and continued strong exclusive content from our own game franchises. In addition to competing against software published for non-Xbox platforms, our games business also competes with numerous companies that we have licensed to develop and publish software for the Xbox consoles.

Windows Phone faces competition from Apple, Google, Nokia, Openwave Systems, Palm, QUALCOMM, Research In Motion, and Symbian. The embedded operating system business is highly fragmented with many competitive offerings. Key competitors include IBM, Intel, and versions of embeddable Linux from commercial Linux vendors such as Metrowerks and MontaVista Software.

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

Additional information on our operating segments and geographic and product information is contained in Note 22 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

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

We contract most of our manufacturing activities for Xbox 360 and related games, Zune, various retail software packaged products, and Microsoft hardware to third parties. Our products may include some components that are available from only one or limited sources. Our Xbox 360 console includes certain key components that are supplied by a single source. The integrated central processing unit/graphics processing unit is purchased from IBM and the supporting embedded dynamic random access memory chips are purchased from Taiwan Semiconductor Manufacturing Company. Although we have chosen to initially source these key Xbox 360 components from a single supplier, we are under no obligation to exclusively source components from these vendors in the future. Beyond the exceptions noted, we generally have the ability to use other custom manufacturers if the current vendor becomes unavailable. We generally have multiple sources for raw materials, supplies, and components, and are often able to acquire component parts and materials on a volume discount basis.

RESEARCH AND DEVELOPMENT

During fiscal years 2010, 2009, and 2008, research and development expense was $8.7 billion, $9.0 billion, and $8.2 billion, respectively. These amounts represented 14%, 15%, and 14%, respectively, of revenue in each of those years. We plan to continue to make significant investments in a broad range of research and product development efforts.

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

PART I

Item 1

Increasingly, we are taking a global approach to innovation. While our main research and development facilities are located in the United States, in Redmond, Washington, we also operate research and development facilities in other parts of the United States and around the world, including Canada, China, Denmark, England, India, Ireland, and Israel. This global approach will help us remain competitive in local markets and enable us to continue to attract top talent from across the world.

We invest in innovation by focusing on the emerging technology trends and breakthroughs that we believe offer significant opportunities to deliver value to our customers and growth for the company. Microsoft Research is one of the world’s largest computer science research organizations, and works in close collaboration with top universities around the world to advance the state-of-the-art in computer science, providing us a unique perspective on future technology trends.

Based on our assessment of key technology trends and our broad focus on long-term research and development of new products and services, areas where we see significant opportunities to drive future growth include:

Cloud computing and software plus services

The ability to combine the power of desktop and server software with the reach of the Internet is creating important opportunities for growth in almost every one of our businesses. Accordingly, we are focused on innovation and broadening our platform to develop a cloud computing ecosystem that positions us for success in areas including virtualization, management, and security identity. We are also focused on delivering end-to-end experiences that connect users to information, communications, entertainment, and people in new ways across their lives at home, at work, and the broadest possible range of mobile scenarios through investments in datacenters; new versions of Windows and Office that are designed to support a wide range of connected scenarios; solutions for businesses that can be deployed by a customer, by a service provider like Microsoft, or by a Microsoft partner; tools for developers and Web designers; and consumer products and services including Xbox 360, Xbox LIVE, Windows Live services and Zune.

Natural user interfaces

The next few years will also see dramatic changes in the way people interact with technology as touch, gestures, handwriting, and speech recognition become a normal part of how we control devices. This will make technology more accessible and simpler to use and will create opportunities to reach new markets and deliver new kinds of computing experiences. Our long-term investments in natural user interfaces can be seen in products like Windows 7, the Microsoft Auto software platform and Kinect for Xbox 360. We believe sensory input is just one aspect of Natural User Interface technology, and we are researching the impact of several “interaction paradigms” such as contextual awareness and environmental awareness.

New scenario innovation in key industries

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

DISTRIBUTION, SALES, AND MARKETING

We market and distribute our products and services primarily through the following channels: OEM; distributors and resellers; and online.

OEM

We license our software to OEMs for distribution as pre-installed software on new PCs. The most significant part of the OEM business for us is licensing of the Windows operating system. We also license to OEMs certain server operating systems and desktop applications such as our Microsoft Office system and consumer software products. In addition to licensing them software, we market through OEMs hardware devices and software as services, including our Windows Live Essentials suite. We have OEM agreements covering one or more of our products with virtually all of the multinational OEMs, including Acer, ASUSTek, Dell, Fujitsu, Hewlett-Packard, Lenovo, NEC, Samsung, Sony, and Toshiba, and the regional OEMs, including Medion, MSI, and Positivo. In addition, a portion of the OEM business is also conducted with system builders, which are low-volume, customized PC vendors operating in local markets.

Distributors and Resellers

We license software to organizations under arrangements that allow the end-user customer to acquire multiple licenses of products and services. Organizations license our products and services primarily through large account resellers (“LARs”), distributors, value-added resellers (“VARs”), OEMs, system builder channels and retailers. Additionally, solution integrators, independent software vendors, web agencies and developers advise organizations on the acquisition of licenses of our products and services. Many organizations that license products through enterprise agreements transact directly with us, with sales support from our Enterprise Software Advisor channel partners. These Enterprise Software Advisors typically are also authorized as LARs and operate as resellers for our other licensing programs. Although each type of reselling partner reaches organizations of all sizes, LARs are primarily engaged with large organizations. Distributors resell primarily to VARs and VARs typically reach the small-sized and medium-sized organizations. Some of our distributors include Ingram Micro and Tech Data, and some of our largest resellers include CDW, Dell, Insight Enterprises, and Software House International. Our Microsoft Dynamics software offerings are licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services. We distribute our retail packaged products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Individual consumers obtain our products primarily through retail outlets, including Best Buy, Target, and Wal-Mart. We have a network of field sales representatives and field support personnel that solicits orders from distributors and resellers, and provides product training and sales support.

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

PART I

Item 1

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

Select licensing

Designed primarily for medium-to-large organizations (greater than 250 licenses), this program allows customers to acquire perpetual licenses and, at the customer’s election, software assurance over a specified time period (generally three years or less). Similar to the Open program, the Select program allows customers to acquire licenses only, acquire licenses with software assurance, or renew software assurance upon the expiration of existing volume licensing agreements.

Enterprise agreement licensing

Enterprise agreements are targeted at medium and large organizations (greater than 250 licenses) that want to acquire licenses to software products, along with software assurance, for all or substantial parts of their enterprise. Enterprises can elect to either acquire perpetual licenses or, under the Enterprise Subscription program, can acquire non-perpetual, subscription agreements for a specified time period (generally three years). Online services are also available for purchase through the Enterprise agreement and subscriptions are generally structured with three year terms.

Online

Although client-based software will continue to be an important part of our business, increasingly we are delivering greater value to customers through cloud-based services. We have an expanding portfolio of products, services, and solutions that we market and distribute online. We provide online content and services to consumers through Bing, Windows Live Essentials suite, Microsoft Office Web Apps, our MSN portals and channels, and Xbox LIVE. We provide content and services to business users through the Microsoft Online Services platform, which includes cloud-based services such as Windows Azure, SQL Azure, Microsoft Dynamics CRM Online, SharePoint Online, Exchange Online, and Office Communications. Other services delivered online include our online advertising platform with offerings for both publishers and advertisers, as well as Microsoft Developer Networks subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling our products and solutions.

CUSTOMERS

Our customers include individual consumers, small-sized and medium-sized organizations, enterprises, governmental institutions, educational institutions, Internet service providers, application developers, and OEMs. Consumers and small-sized and medium-sized organizations obtain our products primarily through distributors, resellers and OEMs. No sales to an individual customer accounted for more than 10% of fiscal year 2010, 2009, or 2008 revenue. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

PART I

Item 1

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of July 30, 2010 were as follows:

Name	Age	Position with the Company

Steven A. Ballmer	54	Chief Executive Officer
Lisa E. Brummel	50	Senior Vice President, Human Resources
Stephen A. Elop	46	President, Microsoft Business Division
Peter S. Klein	47	Chief Financial Officer
Robert L. Muglia	50	President, Server and Tools
Craig J. Mundie	61	Chief Research and Strategy Officer
Steven Sinofsky	44	President, Windows & Windows Live Division
Bradford L. Smith	51	Senior Vice President; General Counsel; Secretary
B. Kevin Turner	45	Chief Operating Officer

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

Mr. Klein was named Chief Financial Officer in November 2009. He served as Corporate Vice President, Chief Financial Officer, Microsoft Business Division since February 2006 and Chief Financial Officer of the Server and Tools Business Group from July 2003 to February 2006. Mr. Klein joined Microsoft in 2002.

Mr. Muglia was named President, Server and Tools in January 2009. He had been Senior Vice President, Server and Tools since October 2005. Before holding that position, he had a number of leadership positions at Microsoft, including Senior Vice President, Enterprise Storage Division since November 2001, Group Vice President, Personal Services Group since August 2000, Group Vice President, Business Productivity since December 1999, Senior Vice President, Business Productivity since March 1999, Senior Vice President, Applications and Tools since February 1998, and Corporate Vice President, Server Applications since 1997. Mr. Muglia joined Microsoft in 1988.

Mr. Mundie was named Chief Research and Strategy Officer in June 2006. He had been Senior Vice President and Chief Technical Officer, Advanced Strategies and Policy since August 2001. He was named Senior Vice President, Consumer Platforms in February 1996. Mr. Mundie joined Microsoft in 1992.

Mr. Sinofsky was named President, Windows & Windows Live Division in July 2009. He served as Senior Vice President of the Windows and Windows Live Engineering Group since December 2006 and Senior Vice President, Office from December 1999 to December 2006. He had been Vice President, Office since December 1998. Mr. Sinofsky joined the Office team in 1994, increasing his responsibility with each subsequent release of the desktop suite. Mr. Sinofsky joined Microsoft in 1989.

PART I

Item 1

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

EMPLOYEES

As of June 30, 2010, we employed approximately 89,000 people on a full-time basis, 54,000 in the United States and 35,000 internationally. Of the total, 35,000 were in product research and development, 25,000 in sales and marketing, 15,000 in product support and consulting services, 5,000 in manufacturing and distribution, and 9,000 in general and administration. Our success is highly dependent on our ability to attract and retain qualified employees. None of our employees are subject to collective bargaining agreements.

AVAILABLE INFORMATION

Our Company Internet address is www.microsoft.com. At our Investor Relations Web site, www.microsoft.com/investor, we make available free of charge a variety of information for investors. Our goal is to maintain the Investor Relations Web site as a portal through which investors can easily find or navigate to pertinent information about us, including:

•

our annual report on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K, and any amendments to those reports, as soon as reasonably practicable after we electronically file that material with or furnish it to the Securities and Exchange Commission (“SEC”);

•	information on our business strategies, financial results, and key performance indicators;

•	announcements of investor conferences, speeches, and events at which our executives talk about our product, service, and competitive strategies. Archives of these events are also available;

•	press releases on quarterly earnings, product and service announcements, legal developments, and international news;

•

corporate governance information including our articles, bylaws, governance guidelines, committee charters, codes of conduct and ethics, global corporate citizenship initiatives, and other governance-related policies;

•	other news and announcements that we may post from time to time that investors might find useful or interesting; and

•	opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.

The information found on our Web site is not part of this or any other report we file with or furnish to the SEC.

PART I

Item 1A

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

The cloud-based computing model presents execution and competitive risks.    We are transitioning to a computing environment characterized by cloud-based services used with smart client devices. Our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud. We are devoting significant resources to develop our own competing cloud-based software plus services strategies. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

•	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing traffic and market share;

•

maintaining the utility, compatibility and performance of our cloud-based services on the growing array of computing devices, including smartphones, handheld computers, netbooks, tablets and television set top devices; and

•	continuing to enhance the attractiveness of our cloud platforms to third-party developers.

Challenges to our business models may reduce our revenues or operating margins.    Whether our software runs in the cloud or on a device, we continue to face challenges from alternative means of developing and licensing software. Under our license-based software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. Certain “open source” software business models challenge our license-based software model. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. A number of commercial firms compete with us using an open source business model by modifying and then distributing open source software to end users at nominal cost and earning revenue on complementary services and products. These firms do not bear the full costs of research and development for the software. In some cases, their products may infringe patents granted to Microsoft for our inventions. To the extent open source software gains increasing market acceptance, our sales, revenue, and operating margins may decline.

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

We face intense competition.    We continue to experience intense competition across all markets for our products and services. Our competitors range in size from Fortune 100 companies to small, specialized single-product businesses and open source community-based projects. Although we believe the breadth of our businesses and product portfolio is a competitive advantage, our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low and products, once developed, can be distributed broadly and quickly at relatively low cost. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our products, in some cases in violation of our intellectual property rights or on the basis of technical specifications for Microsoft technologies that we make available at little or no cost in

PART I

Item 1A

connection with our interoperability initiatives. In response to competition, we continue to develop versions of our products with basic functionality that are sold at lower prices than the standard versions. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income.

We may not be able to adequately protect our intellectual property rights.    Protecting our global intellectual property rights and combating unlicensed copying and use of software and other intellectual property is difficult. While piracy adversely affects U.S. revenue, the impact on revenue from outside the U.S. is more significant, particularly in countries where laws are less protective of intellectual property rights. As a result, our revenue in these markets likely will grow slower than the underlying PC market. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Throughout the world, we actively educate consumers about the benefits of licensing genuine products and obtaining indemnification benefits for intellectual property risks, and we educate lawmakers about the advantages of a business climate where intellectual property rights are protected. However, continued educational and enforcement efforts may fail to enhance revenue. Reductions in the legal protection for software intellectual property rights could adversely affect revenue.

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

Security vulnerabilities in our products and services could lead to reduced revenues or to liability claims.    Maintaining the security of computers and computer networks is a critical issue for us and our customers. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products and gain access to our networks and data centers. Although this is an industry-wide problem that affects computers across all platforms, it affects our products in particular because hackers tend to focus their efforts on the most popular operating systems and programs and we expect them to continue to do so. We devote significant resources to address security vulnerabilities through:

•	engineering more secure products and services;

•	enhancing security and reliability features in our products and services;

•	helping our customers make the best use of our products and services to protect against computer viruses and other attacks;

•	improving the deployment of software updates to address security vulnerabilities;

•	investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed; and

•	providing customers online automated security tools, published security guidance, and security software such as firewalls and anti-virus software.

The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products could lead some customers to seek to return products, to reduce or delay future

PART I

Item 1A

purchases, or to use competing products. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue. In addition, if third parties gain access to our networks or data centers they could obtain and exploit confidential business information and harm our competitive position. Finally, actual or perceived vulnerabilities may lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand all legal challenges.

Improper disclosure of personal data could result in liability and harm our reputation.    We store and process large amounts of personally identifiable information as we sell software, provide support and offer cloud-based services to customers. It is possible that our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers to store and process personal data. Perceptions that our products or services do not adequately protect the privacy of personal information could inhibit sales of our products or services.

We may experience outages, data loss and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic and complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our Web sites and in our data centers, and to introduce new products and services and support existing services such as Bing, Exchange Online, SharePoint Online, Xbox LIVE, Windows Live, and Microsoft Office Web Apps. We also are growing our business of providing a platform and back-end hosting for services provided by third-party businesses to their end customers. Maintaining and expanding this infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

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

PART I

Item 1A

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

Delays in product development schedules may adversely affect our revenues.    The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our increasing focus on cloud-based software plus services also presents new and complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our revenue.

We make significant investments in new products and services that may not be profitable.    Our growth depends on our ability to innovate by offering new, and adding value to our existing, software and service offerings. We will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including the Windows PC operating system, the Microsoft Office system, Xbox 360, Bing, Windows Server, Zune, Windows Live, the Windows Azure Services platform, and other cloud-based services offerings. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. Our degree of success with Windows Phone, for example, will impact our ability to grow share of the smartphone operating system market. It will also be an important factor in supporting our strategy of delivering value to end users seamlessly over PC, phone, and TV device classes. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

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

PART I

Item 1A

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

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation will pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

Our vertically-integrated hardware and software products may experience quality or supply problems.    Our hardware products such as the Xbox 360 console are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. We obtain some components of our hardware devices from sole suppliers. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Either component shortages or excess or obsolete inventory may increase our cost of revenue. Xbox 360 consoles are assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenues and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.    Under accounting principles generally accepted in the United States (“U.S. GAAP”), we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. Goodwill is tested for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations.

We operate a global business that exposes us to additional risks.    We operate in over 100 countries and a significant part of our revenue comes from international sales. Pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the United States and other countries. Operations outside

PART I

Item 1A, 1B, 2

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2010 that remain unresolved.

ITEM 2. PROPERTIES

Our corporate offices consist of approximately 15 million square feet of office space located in King County, Washington: ten million square feet of owned space situated on approximately 500 acres of land we own at our corporate campus in Redmond, Washington and approximately five million square feet of space we lease. We own approximately two million additional square feet of office and datacenter space domestically (outside of the Puget Sound corporate campus) and lease many sites domestically totaling approximately four million square feet of office and datacenter space. We occupy many sites internationally, totaling approximately two million square feet that is owned and approximately nine million square feet that is leased. International facilities that we own include our India Development Center in Hyderabad, India; the European Operations Center in Dublin, Ireland; a Research and Development Campus in Shaghai, China; and facilities in Reading and Atherstone, UK. The largest leased office spaces include the following locations: Beijing and Shanghai, China; Tokyo, Japan; Unterschleissheim, Germany; Paris, France; Dublin, Ireland; Bangalore, India; Reading, UK; Vedbaek, Denmark; and Mississauga, Canada. In addition to the above locations, we have a disk duplication and digital distribution facility in Humacao, Puerto Rico, a facility in Singapore for our Asia Pacific Operations Center and Regional headquarters, and various product development facilities, both domestically and internationally, as described in the “Research and Development” section of Item 1 of this Form 10-K.

PART I, II

Item 2, 3, 5, 6

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

ITEM 3. LEGAL PROCEEDINGS

See Note 17 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 20, 2010, there were 138,568 registered holders of record of our common stock. The high and low common stock sales prices per share were as follows:

Quarter Ended	September 30	December 31	March 31	June 30	Fiscal Year

Fiscal Year 2010

High	$26.25	$31.50	$31.24	$31.58	$31.58
Low	$22.00	$24.43	$27.57	$22.95	$22.00

Fiscal Year 2009

High	$28.50	$27.47	$21.00	$24.34	$28.50
Low	$23.50	$17.50	$14.87	$18.18	$14.87

DIVIDENDS AND SHARE REPURCHASES

See Note 18 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding dividends and share repurchases.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Year Ended June 30,	2010		2009		2008		2007	2006

Revenue	$62,484		$58,437		$60,420		$51,122	$44,282
Operating income	$24,098		$20,363		$22,271	(c)	$18,438	$16,380
Net income	$18,760		$14,569		$17,681	(c)	$14,065	$12,599
Diluted earnings per share	$2.10		$1.62		$1.87		$1.42	$1.20
Cash dividends declared per share	$0.52		$0.52		$0.44		$0.40	$0.35
Cash and cash equivalents and short-term investments	$36,788		$31,447		$23,662		$23,411	$34,161
Total assets	$86,113		$77,888		$72,793		$63,171	$69,597
Long-term obligations	$13,791	(a)	$11,296	(b)	$6,621		$8,320	$7,051
Stockholders’ equity	$46,175		$39,558		$36,286		$31,097	$40,104

(a)

Includes $1.25 billion of convertible debt securities issued in June 2010 and $3.75 billion of debt securities issued in May 2009. See Note 12 – Debt in the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

(b)	Includes $3.75 billion of debt securities issued in May 2009. See Note 12 – Debt in the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(c)	Includes charge of $1.4 billion (€899 million) related to the fine imposed by the European Commission in February 2008.

PART II

Item 7

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

OVERVIEW AND OUTLOOK

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying notes to the financial statements (“Notes”). We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products and services for many different types of computing devices. Our software products and services include operating systems for personal computers, servers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; high-performance computing applications; software development tools; and video games. We provide consulting and product and solution support services, and we train and certify computer system integrators and developers. We also design and sell hardware, including the Xbox 360 gaming and entertainment console and accessories, the Zune digital music and entertainment device and accessories, and Microsoft PC hardware products. Online offerings and information are delivered to consumers through Bing, Windows Live, Microsoft Office Web Apps, our MSN portals and channels, and to businesses through Microsoft Online Services offerings, such as Microsoft Dynamics CRM Online, Exchange Online, Windows Azure, SQL Azure and SharePoint Online. We enable the delivery of online advertising across our broad range of digital media properties and on Bing through our proprietary adCenter platform.

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Entertainment and Devices Division has generated approximately 40% of its annual segment revenues in our second fiscal quarter. In addition, quarterly revenues may be impacted by the deferral of revenue. See the discussions below regarding the deferral of revenue related to eligible sales of the 2007 Microsoft Office system with a guarantee to be upgraded to the 2010 Microsoft Office system at minimal or no cost (the “Office 2010 Deferral”) and sales of Windows Vista with a guarantee to be upgraded to Windows 7 at minimal or no cost and of Windows 7 to original equipment manufacturers and retailers before general availability (the “Windows 7 Deferral”).

Global macroeconomic factors have a strong correlation to demand for our software, services, hardware, and online offerings. The unfavorable global economic environment adversely affected our business in fiscal year 2009 as consumers and businesses cut back on spending, which reduced PC shipments and IT investments. During fiscal year 2010, the environment began to improve. However, the current macroeconomic factors remain dynamic and uncertain and are likely to remain so into 2011. Irrespective of global economic conditions, we are positive about our relative market position, our current product portfolio and future product pipeline. Because we offer a wide range of products and services that enable companies to improve productivity and reduce costs, including cloud-based services, we believe that Microsoft is well-positioned to create new opportunities to increase revenue as the global economy improves. We remain focused on executing in the areas we can control by continuing to provide high value products at the lowest total cost of ownership while managing our expenses.

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

PART II

Item 7

In addition, we continue to invest in research and development in existing and new lines of business, including cloud computing, search, online solutions, business solutions, mobile computing, communication, entertainment, and other areas that we believe may contribute to our long-term growth. We also invest in research and development of advanced technologies for future software products. We believe that delivering innovative and high-value solutions through our integrated platform is the key to meeting customer needs and to our future growth.

This long-term focus on investment in research and development has enabled us to lay a foundation for future growth by delivering innovative products, creating opportunities for partners, and improving customer satisfaction. Our focus in fiscal year 2011 is to build on this foundation and to continue to execute well in key areas through ongoing innovation on our integrated software platform, by responding effectively to customer and partner needs, and by focusing internally on product excellence, business efficacy, and accountability across the company.

Summary of Results for Fiscal Years 2010, 2009, and 2008

(In millions, except percentages and per share amounts)	2010	2009	2008	Percentage Change 2010 Versus 2009	Percentage Change 2009 Versus 2008

Revenue	$62,484	$58,437	$60,420	7%	(3)%
Operating income	$24,098	$20,363	$22,271	18%	(9)%
Diluted earnings per share	$2.10	$1.62	$1.87	30%	(13)%

Fiscal year 2010 compared with fiscal year 2009

Revenue increased mainly due to strong sales of Windows 7, which was released during fiscal year 2010, and PC market improvement. Operating income increased reflecting the change in revenue, offset in part by higher operating expenses.

•	Sales and marketing expenses increased $335 million or 3%, primarily reflecting increased advertising and marketing of Windows 7 and Bing and increased sales force expenses related to Windows 7.

•

General and administrative expenses increased $304 million or 8% due mainly to increased legal charges and transition expenses associated with the inception of the Yahoo! Commercial Agreement, offset in part by a reduction in headcount-related expenses.

•

Cost of revenue increased $240 million or 2%, primarily reflecting increased online costs and charges resulting from the discontinuation of the KIN phone, offset in part by decreased Xbox 360 console costs and reductions in other costs due to resource management efforts.

•

Research and development expenses decreased $296 million or 3%, primarily reflecting a decrease in third-party development and programming costs and increased capitalization of certain software development costs.

Diluted earnings per share increased reflecting increased net income and the repurchase of 380 million shares during fiscal year 2010.

Fiscal year 2009 compared with fiscal year 2008

Revenue declined across most segments primarily driven by weakness in the global PC market and the unfavorable economic environment. Primary factors contributing to the decline include the following:

•	Revenue from Windows operating systems declined reflecting PC market weakness, especially PCs sold to businesses.

•

Revenue from our Entertainment and Devices Division decreased across most lines of business including Xbox 360 platform and PC game revenue which declined primarily as a result of decreased revenue per console due to price reductions during the prior 12 months, partially offset by increased console sales and Xbox LIVE revenue.

PART II

Item 7

The above declines were partially offset by increased server and server application revenue, reflecting recognition of deferred revenue from previously signed agreements and continued adoption of the Windows Server Platform and applications through SQL Server, Enterprise CAL Suites, and System Center products. Foreign currency exchange rates had a favorable impact of $486 million on revenue.

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

In January 2009, we announced and implemented a resource management program to reduce discretionary operating expenses, employee headcount, and capital expenditures. As part of this program, we announced the elimination of up to 5,000 positions in research and development, marketing, sales, finance, legal, human resources, and information technology by June 30, 2010. During fiscal year 2009, we recorded employee severance charges of $330 million for the expected reduction in employee headcount.

Diluted earnings per share declined primarily reflecting decreased net income, partially offset by share repurchases during the prior 12 months. We repurchased 318 million shares during fiscal year 2009.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

The revenue and operating income (loss) amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 22 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) is presented on a basis consistent with our current internal management reporting. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately. We have recast certain prior period amounts within this MD&A to conform to the way we internally managed and monitored segment performance during the current fiscal year, including moving Windows Live from Online Services Division to Windows & Windows Live Division, and Razorfish from Online Services Division to Corporate. Razorfish was sold during the second quarter of fiscal year 2010.

Windows & Windows Live Division

(In millions, except percentages)	2010	2009	2008	Percentage Change 2010 Versus 2009	Percentage Change 2009 Versus 2008

Revenue	$18,491	$14,974	$17,211	23%	(13)%
Operating income	$12,977	$9,982	$12,422	30%	(20)%

PART II

Item 7

Windows & Windows Live Division (“Windows Division”) offerings consist of premium and standard edition Windows operating systems and online software and services through Windows Live. Premium Windows operating systems are those that include additional functionality and are sold at a price above our standard editions. Premium editions include Windows 7 Home Premium, Windows 7 Professional, Windows 7 Ultimate, Windows 7 Enterprise, Windows Vista Business, Windows Vista Home Premium, Windows Vista Ultimate, and Windows Vista Enterprise. Standard editions include Windows 7 Starter, Windows 7 Home Basic, Windows Vista Starter, Windows Vista Home Basic, and Windows XP Home. Windows Live primarily generates revenue from online advertising.

Windows Division revenue growth is largely correlated to the growth of PC purchases from original equipment manufacturers (“OEMs”) that pre-install versions of Windows operating systems because the OEM channel accounts for approximately 80% of total Windows Division revenue. The remaining approximately 20% of Windows Division revenue (“other revenue”) is generated by commercial and retail sales of Windows and online advertising from Windows Live.

Fiscal year 2010 compared with fiscal year 2009

Windows Division revenue increased primarily as a result of strong sales of Windows 7 and PC market improvement. We estimate total PC shipments from all sources grew approximately 16% to 18%. OEM revenue increased $2.6 billion or 22%, while OEM license units increased 21%. The OEM revenue increase was driven by PC market growth, higher Windows attach rates across consumer and business segments, the restoration of normal OEM inventory levels, and the mix of versions of Windows licensed, offset in part by PC market changes, including stronger growth of emerging markets versus developed markets and of consumer PCs versus business PCs. Fiscal year 2009 OEM revenue reflects a $273 million Windows 7 Deferral, as discussed under Overview and Outlook above. This amount was subsequently recognized in fiscal year 2010. Other revenue increased $912 million or 29% driven primarily by Windows 7 retail sales.

Windows Division operating income increased as a result of increased revenue, offset in part by higher operating expenses. Cost of revenue increased $296 million or 22%, primarily driven by royalties and other product costs. Sales and marketing expenses increased $256 million or 11% reflecting increased advertising and marketing of Windows 7.

Fiscal year 2009 compared with fiscal year 2008

Windows Division revenue decreased primarily as a result of PC market weakness, especially PCs sold to businesses. OEM revenue decreased $2.3 billion or 16% while OEM license units declined 2%. Based on our estimates, total worldwide PC shipments from all sources experienced a decline of approximately 1% to growth of approximately 2%, driven by changes in demand in emerging and developed markets.

Windows Division operating income decreased primarily reflecting decreased revenue and increased sales and marketing expenses. Sales and marketing expenses increased $100 million or 5%, primarily reflecting increased advertising and marketing.

Server and Tools

(In millions, except percentages)	2010	2009	2008	Percentage Change 2010 Versus 2009	Percentage Change 2009 Versus 2008

Revenue	$14,866	$14,191	$13,195	5%	8%
Operating income	$5,491	$4,803	$4,149	14%	16%

Server and Tools licenses products, applications, tools, content, and delivers Enterprise Services, all of which are designed to make information technology professionals, developers and their systems more productive and efficient. Server and Tools product and service offerings consist of Windows Server, Microsoft SQL Server, Windows Azure

PART II

Item 7

and other cloud and server offerings. We also offer developer tools, training and certification. Enterprise Services comprise Premier product support services and Microsoft Consulting Services. Server product offerings can be run on-site, in a partner-hosted environment, or in a Microsoft-hosted environment. We use multiple sales channels, including pre-installed OEM versions, sales through partners and sales directly to end customers. Approximately 50% of Server and Tools revenue comes from annuity volume licensing agreements, approximately 30% is purchased through transactional volume licensing programs, retail packaged product and licenses sold to OEMs, and the remainder comes from Enterprise Services.

Fiscal year 2010 compared with fiscal year 2009

Server and Tools revenue increased mainly reflecting growth in product revenue. Product revenue increased $652 million or 6%, driven primarily by growth in Windows Server, SQL Server and Enterprise CAL Suites revenue, reflecting increased revenue from annuity volume licensing agreements and continued adoption of Windows platform applications, offset in part by a decline in developer tools revenue. Enterprise Services revenue was relatively flat, with growth in Premier product support services nearly offset by decreased consulting services.

Server and Tools operating income increased due mainly to revenue growth and reduced research and development expenses, offset in part by increased cost of revenue. Research and development expenses decreased $38 million or 2%, primarily driven by reduced third-party development and programming costs and headcount-related expenses, offset in part by increased hosting, localization and lab costs. Cost of revenue increased $25 million.

Fiscal year 2009 compared with fiscal year 2008

Server and Tools revenue increased reflecting growth in both product and services revenue. Product revenue increased $741 million or 7%, primarily driven by growth in SQL Server, Enterprise CAL Suites, and System Center revenue. This growth reflects recognition of deferred revenue from previously signed agreements and continued adoption of the Windows Server Platform and applications. Enterprise Services revenue increased $255 million or 10%, primarily due to revenue from annuity support agreements.

Server and Tools revenue included a favorable foreign currency exchange impact of $140 million.

Server and Tools operating income increased primarily due to growth in product revenue, partially offset by increased research and development expenses and cost of revenue. Research and development expenses increased $242 million or 12%, primarily driven by increased headcount-related expenses. Cost of revenue increased $82 million or 3%, reflecting the growth in support, online, and consulting services.

Online Services Division

(In millions, except percentages)	2010	2009	2008	Percentage Change 2010 Versus 2009	Percentage Change 2009 Versus 2008

Revenue	$2,199	$2,121	$2,198	4%	(4)%
Operating loss	$(2,355)	$(1,652)	$(578)	(43)%	(186)%

Online Services Division (“OSD”) offerings include Bing, MSN, and advertiser and publisher tools.

Yahoo! Commercial Agreement

On December 4, 2009, we entered into a definitive agreement with Yahoo! whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo! Web sites. We believe this agreement will allow us over time to improve the effectiveness and increase the value of our search offering through greater scale in search

PART II

Item 7

queries and an expanded and more competitive search and advertising marketplace. See Note 16 – Commitments and Guarantees in the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for additional information about the agreement.

Fiscal year 2010 compared with fiscal year 2009

OSD revenue increased reflecting increased online advertising revenue, offset in part by decreased Access revenue. Online advertising revenue increased $146 million or 8% to $1.9 billion, reflecting higher search and display advertising revenue, offset in part by decreased advertiser and publisher tools revenue. Access revenue decreased $57 million or 31%, reflecting continued migration of subscribers to broadband or other competitively-priced service providers.

OSD operating loss increased due to increased operating expenses, offset in part by increased revenue. Cost of revenue increased $565 million, primarily driven by higher online traffic acquisition costs and Yahoo! reimbursement and implementation costs. General and administrative expenses increased $136 million. Sales and marketing expenses increased $56 million or 5% due mainly to increased marketing of Bing, offset in part by decreased headcount-related expenses.

Fiscal year 2009 compared with fiscal year 2008

OSD revenue decreased primarily as a result of decreased Access revenue, partially offset by increased online advertising revenue. Access revenue decreased $72 million or 28%, reflecting continued migration of subscribers to broadband or other competitively-priced service providers. Online advertising revenue increased $6 million to $1.8 billion, reflecting an increase in search revenue, partially offset by a decrease in display advertising revenue.

OSD revenue included an unfavorable foreign currency exchange impact of $28 million.

OSD operating loss increased due to increased cost of revenue and research and development expenses, and decreased revenue. Cost of revenue increased $700 million or 82%, primarily driven by increased online traffic acquisition, data center and equipment, and headcount-related costs. Research and development expenses increased $153 million or 17%, primarily due to increased headcount-related expenses.

Microsoft Business Division

(In millions, except percentages)	2010	2009	2008	Percentage Change 2010 Versus 2009	Percentage Change 2009 Versus 2008

Revenue	$18,642	$18,910	$18,899	(1)%	0%
Operating income	$11,776	$11,664	$11,859	1%	(2)%

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

PART II

Item 7

Fiscal year 2010 compared with fiscal year 2009

MBD revenue decreased primarily as a result of the net deferral of $254 million of revenue related to eligible sales of the 2007 Microsoft Office system with a guarantee to be upgraded to the 2010 Microsoft Office system at minimal or no cost (the “Office 2010 Deferral”). Consumer revenue decreased $166 million or 5%, primarily due to the Office 2010 Deferral, offset in part by growth in the PC market and sales of the 2010 Microsoft Office system, which was launched during the fourth quarter. Business revenue decreased $102 million or 1%, primarily reflecting a decline in licensing of the 2007 Microsoft Office system to transactional business customers, offset in part by growth in multi-year volume licensing agreement revenue and licensing of the 2010 Microsoft Office system to transactional business customers. Microsoft Dynamics revenue was flat.

MBD operating income increased due mainly to decreased operating expenses, offset in part by decreased revenue. Sales and marketing expenses decreased $266 million or 6%, primarily driven by a decrease in corporate marketing activities. Research and development expenses decreased $187 million or 11%, primarily as a result of capitalization of certain Microsoft Office system software development costs and lower headcount-related expenses. General and administrative expenses decreased $53 million or 18% primarily due to expenses in the prior year associated with the acquisition of Fast Search & Transfer ASA (“FAST”) and lower headcount-related expenses. These decreases were offset in part by a $126 million or 11% increase in cost of revenue, primarily driven by increased traffic acquisition costs and increased costs of providing services.

Fiscal year 2009 compared with fiscal year 2008

MBD revenue was flat reflecting increased business revenue offset by decreased consumer revenue. Business revenue increased $458 million or 3%, primarily reflecting growth in volume licensing agreement revenue and included a 7% decrease in Microsoft Dynamics customer billings. The growth in volume licensing agreement revenue primarily reflects recognition of deferred revenue from previously signed agreements. Consumer revenue decreased $447 million or 12%, primarily as a result of PC market weakness, a shift to lower-priced products, and pricing promotions on the 2007 Microsoft Office system.

MBD revenue included a favorable foreign currency exchange impact of $378 million.

MBD operating income decreased reflecting increased cost of revenue and research and development expenses, partially offset by decreased sales and marketing expenses. Cost of revenue increased $134 million or 14% primarily driven by expenses associated with FAST, which we acquired in April 2008, as well as online services infrastructure costs. Research and development expenses increased $118 million or 8%, primarily driven by an increase in headcount-related expenses associated with FAST. Sales and marketing expenses decreased $79 million or 2%, primarily driven by a decrease in corporate marketing activities and headcount-related costs associated with our corporate sales force.

Entertainment and Devices Division

(In millions, except percentages)	2010	2009	2008	Percentage Change 2010 Versus 2009	Percentage Change 2009 Versus 2008

Revenue	$8,058	$8,035	$8,495	0%	(5)%
Operating income	$679	$108	$445	529%	(76)%

Entertainment and Devices Division (“EDD”) offerings include the Xbox 360 platform (which includes the Xbox 360 gaming and entertainment console, Xbox 360 video games, Xbox LIVE, and Xbox 360 accessories), the Zune digital music and entertainment platform (“Zune”), PC software games, online games and services, Mediaroom (our Internet protocol television software), Windows Phone and Windows Embedded device platforms, application software for Apple’s Macintosh computers, Microsoft PC hardware products, and other devices. EDD is also responsible for all retail sales and marketing for Microsoft Office and Windows operating systems.

PART II

Item 7

Fiscal year 2010 compared with fiscal year 2009

EDD revenue was nearly flat reflecting increased revenue from the non-gaming portion of the business, partially offset by decreased revenue from Xbox 360 platform and PC games. Non-gaming revenue increased $35 million or 1% primarily reflecting increased sales of Windows Embedded device platforms, offset in part by decreased Zune and Windows Phone revenue. Xbox 360 platform and PC game revenue decreased $12 million, primarily reflecting a reduction in Xbox 360 consoles sold and revenue per console, offset in part by increased Xbox LIVE revenue. We shipped 10.3 million Xbox 360 consoles during the fiscal year 2010, compared with 11.2 million Xbox 360 consoles during fiscal year 2009.

EDD operating income increased due to reduced operating expenses. Cost of revenue decreased $528 million or 11%, primarily due to lower Xbox 360 console costs, offset in part by increased royalty costs resulting from increased Xbox LIVE digital marketplace third-party content sales and charges resulting from the discontinuation of the KIN phone. Research and development expenses decreased $34 million or 2%, primarily reflecting decreased third-party development and programming costs.

Fiscal year 2009 compared with fiscal year 2008

EDD revenue decreased across most lines of business. Revenue from our non-gaming business decreased $300 million or 11%, primarily reflecting decreased Zune and PC hardware product revenue. Xbox 360 platform and PC game revenue decreased $160 million or 3%, primarily as a result of decreased revenue per Xbox 360 console due to price reductions during the past 12 months, partially offset by increased Xbox 360 console sales and increased Xbox LIVE revenue. We shipped 11.2 million Xbox 360 consoles during fiscal year 2009, compared with 8.7 million Xbox 360 consoles during fiscal year 2008.

EDD revenue included an unfavorable foreign currency exchange impact of $74 million.

EDD operating income decreased primarily due to decreased revenue and increased research and development expenses, partially offset by decreased cost of revenue. Research and development expenses increased $275 million or 17%, primarily reflecting increased headcount-related expenses associated with the Windows Phone device platform, driven by recent acquisitions. Cost of revenue decreased $344 million or 7%, primarily due to decreased Xbox 360 platform costs.

Corporate-Level Activity

(In millions, except percentages)	2010	2009	2008	Percentage Change 2010 Versus 2009	Percentage Change 2009 Versus 2008

Corporate-level activity	$(4,470)	$(4,542)	$(6,026)	2%	25%

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; legal settlements and contingencies; and employee severance.

Fiscal year 2010 compared with fiscal year 2009

Corporate-level expenses decreased due mainly to employee severance charges of $330 million incurred in the prior year, decreased partner payments, and reductions in other costs due to resource management efforts. These decreases in expenses were offset in part by an increase in legal charges and costs associated with broad-based sales and marketing activities. Legal charges were approximately $533 million compared to $283 million in the prior year.

PART II

Item 7

Fiscal year 2009 compared with fiscal year 2008

Corporate-level expenses decreased during fiscal year 2009, primarily reflecting decreased general and administrative and sales and marketing expenses, partially offset by employee severance charges of $330 million. General and administrative expenses decreased $1.4 billion or 36%, primarily due to decreased costs for legal settlements and contingencies. We incurred $283 million of legal charges during fiscal year 2009 as compared to $1.8 billion during fiscal year 2008. The prior year costs were primarily related to the European Commission fine of $1.4 billion (€899 million). Sales and marketing expenses decreased $513 million or 82%, reflecting the resource management program implemented in January 2009.

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	2010	2009	2008	Percentage Change 2010 Versus 2009	Percentage Change 2009 Versus 2008

Cost of revenue	$12,395	$12,155	$11,598	2%	5%
As a percent of revenue	20%	21%	19%	(1)ppt	2ppt

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our Web sites and to acquire online advertising space (“traffic acquisition costs”); costs incurred to support and maintain Internet-based products and services; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs.

Fiscal year 2010 compared with fiscal year 2009

Cost of revenue increased reflecting higher online costs, mainly Yahoo! reimbursement and implementation costs and traffic acquisition costs, as well as increased royalty costs resulting from increased Xbox LIVE digital marketplace third-party content sales and charges resulting from the discontinuation of the KIN phone. For the current fiscal year, these costs were offset in part by lower Xbox 360 console costs and reductions in other costs due to resource management efforts.

Fiscal year 2009 compared with fiscal year 2008

Cost of revenue increased during fiscal year 2009, primarily reflecting increased online costs, including traffic acquisition, data center and equipment, and headcount costs, partially offset by decreased Xbox 360 platform costs.

Research and Development

(In millions, except percentages)	2010	2009	2008	Percentage Change 2010 Versus 2009	Percentage Change 2009 Versus 2008

Research and development	$8,714	$9,010	$8,164	(3)%	10%
As a percent of revenue	14%	15%	14%	(1)ppt	1ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets and the amortization of purchased software code and services content.

PART II

Item 7

Fiscal year 2010 compared with fiscal year 2009

Research and development expenses decreased, primarily reflecting decreased third-party development and programming costs and the capitalization of certain Microsoft Office system software development costs. These decreases were offset in part by the capitalization of certain software and development costs related to Windows 7 product development in the prior year.

Fiscal year 2009 compared with fiscal year 2008

Research and development expenses increased during fiscal year 2009, primarily reflecting a 13% increase in headcount-related costs.

Sales and Marketing

(In millions, except percentages)	2010	2009	2008	Percentage Change 2010 Versus 2009	Percentage Change 2009 Versus 2008

Sales and marketing	$13,214	$12,879	$13,260	3%	(3)%
As a percent of revenue	21%	22%	22%	(1)ppt	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal year 2010 compared with fiscal year 2009

Sales and marketing expenses increased, primarily reflecting increased advertising and marketing of Windows 7 and Bing and increased sales force expenses related to Windows 7.

Fiscal year 2009 compared with fiscal year 2008

Sales and marketing expenses decreased, primarily driven by the resource management program implemented in January 2009.

General and Administrative

(In millions, except percentages)	2010	2009	2008	Percentage Change 2010 Versus 2009	Percentage Change 2009 Versus 2008

General and administrative	$4,004	$3,700	$5,127	8%	(28)%
As a percent of revenue	6%	6%	8%	0ppt	(2)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative headcount, and legal and other administrative fees.

Fiscal year 2010 compared with fiscal year 2009

General and administrative expenses increased due to increased legal charges, as discussed above within Corporate-Level Activity, and transition expenses associated with the inception of the Yahoo! Commercial Agreement. These increases were offset in part by a 6% reduction in headcount-related expenses.

PART II

Item 7

Fiscal year 2009 compared with fiscal year 2008

General and administrative expenses decreased primarily reflecting decreased costs for legal settlements and legal contingencies. We incurred legal charges of $283 million in fiscal year 2009, as compared with $1.8 billion during fiscal year 2008. The fiscal year 2008 legal costs were primarily related to the European Commission fine of $1.4 billion (€899 million).

Employee Severance

In January 2009, we announced and implemented a resource management program to reduce employee headcount. We completed this program in fiscal year 2010, reducing our overall headcount by approximately 5,300 in various functions, including research and development, marketing, sales, finance, legal, human resources, and information technology. During fiscal years 2010 and 2009, we recorded employee severance expense of $59 million and $330 million, respectively.

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions, except percentages)	2010	2009	2008	Percentage Change 2010 Versus 2009	Percentage Change 2009 Versus 2008

Dividends and interest income	$843	$744	$994	13%	(25)%
Interest expense	(151)	(38)	(106)	(297)%	64%
Net recognized gains (losses) on investments	348	(125)	346	*	*
Net gains (losses) on derivatives	(140)	(558)	226	75%	*
Net gains (losses) on foreign currency remeasurements	1	(509)	226	*	*
Other	14	(56)	(143)	*	61%

Total	$915	$(542)	$1,543	*	*

*	Not meaningful

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

Fiscal year 2010 compared with fiscal year 2009

Dividends and interest income increased primarily due to higher average portfolio investment balances, offset in part by lower yields on our fixed-income investments. Interest expense increased due to our issuance of long term debt in May 2009. Net recognized gains on investments increased primarily due to lower other-than-temporary impairments, offset in part by lower gains on sales of investments in the current period. Other-than-temporary impairments were $69 million during fiscal year 2010, as compared with $862 million during fiscal year 2009 and decreased primarily due to improvements in market conditions. Net losses on derivatives decreased due to gains on equity and interest rate derivatives as compared to losses in the prior period and lower losses on commodity and foreign currency contracts in the current period. Net gains from foreign currency remeasurements were insignificant in fiscal year 2010 compared to net losses of $509 million in the prior year, which had resulted from the strengthening of the U.S. dollar in the prior year. For fiscal year 2010, other includes a gain on the divestiture of Razorfish.

PART II

Item 7

Fiscal year 2009 compared with fiscal year 2008

Dividends and interest income decreased primarily reflecting lower interest rates on our fixed-income investments. Interest expense decreased due to lower average collateral balances on loaned securities and related rates. Net recognized losses on investments increased primarily due to higher other-than-temporary impairments that were partially offset by gains on sales of certain equity investments held in our strategic investments portfolio. Other-than- temporary impairments were $862 million during fiscal year 2009, as compared with $312 million during fiscal year 2008 and increased primarily due to declines in equity values as a result of deterioration in equity markets. Net losses on derivatives increased primarily due to losses on equity, commodity, and interest rate derivatives in fiscal year 2009 as compared with gains in the prior period. Net losses on foreign currency remeasurements increased due to the strengthening of the U.S. dollar, particularly in the first half of the fiscal year 2009.

Income Taxes

Fiscal year 2010 compared with fiscal year 2009

Our effective tax rates in fiscal years 2010 and 2009 were 25% and 27%, respectively. The fiscal year 2010 rate reflects a higher mix of foreign earnings taxed at lower rates.

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

FINANCIAL CONDITION

Cash, cash equivalents, and short-term investments totaled $36.8 billion as of June 30, 2010, compared with $31.4 billion as of June 30, 2009. Equity and other investments were $7.8 billion as of June 30, 2010, compared with $4.9 billion as of June 30, 2009. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk.

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine fair value. This pricing methodology applies to our Level 1 investments, such as exchange-traded mutual funds, domestic and international equities, and U.S. treasuries. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments such as corporate notes and bonds, foreign government bonds, mortgage-backed securities, and agency securities. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured using unobservable inputs are an immaterial portion of our portfolio.

A majority of our investments are priced by pricing vendors and are generally Level 1 or Level 2 investments as these vendors either provide a quoted market price in an active market or use observable inputs for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by our pricing vendors, or when a broker price is more reflective of fair values in the market in which the investment trades. Our broker-priced investments are generally labeled as Level 2 investments because the broker prices these investments based on similar assets without applying significant adjustments. In addition, all

PART II

Item 7

of our broker-priced investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments. Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. These controls include model validation, review of key model inputs, analysis of period-over-period fluctuations, and independent recalculation of prices where appropriate.

While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of June 30, 2010 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of the mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

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

Debt

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. As of June 30, 2010, we had $6.0 billion of issued and outstanding debt comprised of $1.0 billion of commercial paper and $5.0 billion of long-term debt including $1.25 billion of convertible debt.

Short-term Debt

As of June 30, 2010, our $1.0 billion of commercial paper issued and outstanding had a weighted average interest rate, including issuance costs, of 0.20% and maturities of 22 to 216 days. In November 2009, we replaced our $2.0 billion and $1.0 billion credit facilities with a $2.25 billion 364-day credit facility, which expires on November 5, 2010. This facility serves as a back-up for our commercial paper program. In June 2010, we reduced the size of our credit facility from $2.25 billion to $1.0 billion due to the reduction in commercial paper outstanding. As of June 30, 2010, we were in compliance with the financial covenant in the credit facility agreement, which requires a coverage ratio be maintained of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against the credit facility during any of the periods presented.

Long-term Debt

Notes

As of June 30, 2010, we had issued and outstanding $3.75 billion of debt securities as follows: $2.0 billion aggregate principal amount of 2.95% notes due 2014, $1.0 billion aggregate principal amount of 4.20% notes due 2019, and $750 million aggregate principal amount of 5.20% notes due 2039 (collectively “the Notes”). Interest on the Notes is payable semi-annually on June 1 and December 1 of each year to holders of record on the preceding May 15 and November 15. The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses which were capitalized. The majority of the proceeds were used to repay outstanding commercial paper, leaving $1.0 billion of commercial paper outstanding as of June 30, 2010. Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share.

PART II

Item 7

Prior to March 15, 2013, the notes will be convertible, only in certain circumstances, into cash and, if applicable, cash, shares of Microsoft’s common stock or a combination thereof, at our election. On or after March 15, 2013, the notes will be convertible at any time. Upon conversion, we will pay cash up to the aggregate principal amount of the notes and pay or deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

Because the convertible debt may be wholly or partially settled in cash, we are required to separately account for the liability and equity components of the notes in a manner that reflects our nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The net proceeds of $1.24 billion were allocated between debt for $1.18 billion and stockholders’ equity for $58 million, with the portion in stockholders’ equity representing the fair value of the option to convert the debt.

In connection with the issuance of the notes, we entered into capped call transactions with certain option counterparties who are initial purchasers of the notes or their affiliates. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the notes. Under the capped call transactions, we purchased from the option counterparties capped call options that in the aggregate relate to the total number of shares of our common stock underlying the notes, with a strike price equal to the conversion price of the notes and with a cap price initially equal to $37.16. The purchased capped calls were valued at $40 million and were charged to stockholders’ equity.

Unearned Revenue

Unearned revenue at June 30, 2010 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at June 30, 2010 also included payments for: post-delivery support and consulting services to be performed in the future, Xbox LIVE subscriptions; unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP; Microsoft Dynamics business solutions products; technology guarantee programs, including the 2010 Microsoft Office technology guarantee program; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of June 30, 2010:

(In millions)

Three Months Ending,

September 30, 2010	$5,150
December 31, 2010	4,239
March 31, 2011	2,815
June 30, 2011	1,448
Thereafter	1,178

Total	$14,830

Cash Flows

Fiscal year 2010 compared with fiscal year 2009

Cash flow from operations increased $5.0 billion, primarily due to payment of $4.1 billion to the Internal Revenue Service in the prior year as a result of our settlement of the 2000-2003 audit examination along with increased cash received from customers in the current year. Cash used for financing increased $5.8 billion, primarily due to a $5.6 billion decrease in net cash proceeds from issuance and repayments of short-term and long-term debt. Financing activities also included a $1.9 billion increase in cash used for common stock repurchases, which was offset in part

PART II

Item 7

by a $1.7 billion increase in cash received from common stock issued. Cash used for investing decreased $4.5 billion due to a $3.3 billion decrease in cash used for combined investment purchases, sales, and maturities along with a $1.1 billion decrease in additions to property and equipment.

Fiscal year 2009 compared with fiscal year 2008

Cash flow from operations decreased $2.6 billion due to payment of approximately $4.1 billion to the IRS in connection with our settlement of the 2000-2003 audit examination. This impact was partially offset by the fiscal year 2008 payment of the $1.4 billion (€899 million) European Commission fine. Cash used for financing decreased $5.5 billion primarily due to $5.7 billion of net cash proceeds from issuance of short-term and long-term debt in fiscal year 2009. Financing activities also included a $3.2 billion decrease in common stock repurchased, which was offset by a $2.9 billion decline in common stock issued. Cash used for investing increased $11.2 billion due to a $15.9 billion rise in purchases of investments along with a $1.7 billion decrease in cash from investment sales and maturities. These impacts were partially offset by a $7.2 billion decrease in cash paid for acquisition of companies, including the purchase of aQuantive in fiscal year 2008.

Share Repurchases

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 (the “2007 Programs”) to buy back up to $40.0 billion of Microsoft common stock. On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013 (the “2008 Program”). As of June 30, 2010, approximately $23.7 billion remained of the $40.0 billion approved repurchase amount. The repurchase program may be suspended or discontinued at any time without notice.

During the periods reported, we repurchased with cash resources: 380 million shares for $10.8 billion during fiscal year 2010; 318 million shares for $8.2 billion during fiscal year 2009; and 402 million shares for $12.4 billion during fiscal year 2008. All shares repurchased in fiscal year 2010 were repurchased under the 2008 Program, while all shares repurchased in fiscal year 2008 were repurchased under the 2007 Programs. Of the shares repurchased in fiscal year 2009, 101 million shares were repurchased for $2.7 billion under the 2007 Programs, while the remainder were repurchased under the 2008 Program.

Dividends

During fiscal years 2010 and 2009, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

Fiscal Year 2010

September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009
December 9, 2009	$0.13	February 18, 2010	$1,139	March 11, 2010
March 8, 2010	$0.13	May 20, 2010	$1,130	June 10, 2010
June 16, 2010	$0.13	August 19, 2010	$1,127	September 9, 2010

Fiscal Year 2009

September 19, 2008	$0.13	November 20, 2008	$1,157	December 11, 2008
December 10, 2008	$0.13	February 19, 2009	$1,155	March 12, 2009
March 9, 2009	$0.13	May 21, 2009	$1,158	June 18, 2009
June 10, 2009	$0.13	August 20, 2009	$1,157	September 10, 2009

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. In evaluating

PART II

Item 7

estimated losses on these indemnifications, we consider factors such as the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. To date, we have not encountered significant costs as a result of these obligations and have not accrued any liabilities related to these indemnifications in our financial statements.

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2010. We expect to fund these commitments with existing cash and cash equivalents, short-term investments and cash flows from operations.

(In millions)	2011	2012-2014	2015-2017	2018 and Thereafter	Total

Long-term debt: (a)
Principal payments	$0	$3,250	$0	$1,750	$5,000
Interest payments	140	420	243	942	1,745
Construction commitments (b)	347	0	0	0	347
Operating leases (c)	437	784	407	270	1,898
Purchase commitments (d)	3,994	184	0	0	4,178
Other long-term liabilities (e)	0	72	9	1	82

Total contractual obligations	$4,918	$4,710	$659	$2,963	$13,250

(a)	See Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K)
(b)	These amounts represent commitments for the construction of buildings, building improvements and leasehold improvements.
(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable facilities leases.
(d)	These amounts represent purchase commitments, including all open purchase orders and all contracts that are take-or-pay contracts that are not presented as construction commitments above.
(e)

We have excluded long-term tax contingencies and other tax liabilities of $7.1 billion and other long-term contingent liabilities of $236 million (related to the antitrust and unfair competition class action lawsuits) from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded unearned revenue of $1.2 billion and non-cash items of $240 million.

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

PART II

Item 7

As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $16.7 billion at June 30, 2010. Our retained deficit is not expected to affect our future ability to operate, pay dividends, or repay our debt given our continuing profitability and strong cash and financial position.

RECENT LEGISLATION

In March 2010, the Patient Protection and Affordable Care Act and the Health Care and Education Reconciliation Act of 2010 were signed into law in the United States. This legislation expands health care coverage to many uninsured individuals and expands coverage to those already insured. The changes required by this legislation will largely be funded through tax increases to both insurers and the insured. We do not expect any near term impact on our financial results as a result of the legislation. One provision that will impact certain companies significantly is the elimination of the tax deductibility of the Medicare Part D subsidy. This provision does not affect us because we do not provide retiree health benefits.

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope

PART II

Item 7

of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of investment securities, goodwill, research and development costs, contingencies, income taxes, stock-based compensation, and product warranties.

Revenue Recognition

Software revenue recognition requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. A portion of revenue may be recorded as unearned due to undelivered elements. The amount of revenue allocated to undelivered elements is based on the VSOE of fair value for those elements using the residual method or relative fair value method, and the deferred revenue is recognized as the elements are delivered. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, the fair value of the respective elements, and changes to a product’s estimated life cycle could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

A portion of the revenue related to Windows XP is recorded as unearned due to the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. Revenue related to Windows Vista and Windows 7 is not subject to a similar deferral because there are no significant undelivered elements. 2007 Microsoft Office system revenue is subject to deferral as a result of the 2010 Microsoft Office system technology guarantee program, which started March 5, 2010. This program allows customers who purchased certain versions of the 2007 Microsoft Office system to receive an upgrade to the corresponding version of the 2010 Microsoft Office system at minimal or no cost when the product becomes generally available. Accordingly, estimated revenue related to the undelivered 2010 Microsoft Office system is deferred until the product is delivered.

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

PART II

Item 7

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

In addition to the impairment test performed on May 1, 2010, we performed an interim impairment analysis of our Online Services Division goodwill balance during the first quarter of fiscal year 2010 in connection with the disposal of Razorfish. No impairment of goodwill was identified.

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

PART II

Item 7

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

Peter S. Klein
Chief Financial Officer

Frank H. Brod Corporate Vice President, Finance and Administration; Chief Accounting Officer

PART II

Item 7A

ITEM 7A. QUANTATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS

We are exposed to economic risk from foreign currency exchange rates, interest rates, credit risk, equity prices, and commodity prices. A portion of these risks is hedged, but they may impact our financial statements.

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

VALUE-AT-RISK

We use a value-at-risk (“VaR”) model to estimate and quantify our market risks. VaR is the expected loss, for a given confidence level, in the fair value of our portfolio due to adverse market movements over a defined time horizon. The VaR model is not intended to represent actual losses in fair value, including determinations of other-than-temporary losses in fair value in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”), but is used as a risk estimation and management tool. The distribution of the potential changes in total market value of all holdings is computed based on the historical volatilities and correlations among foreign currency exchange rates, interest rates, equity prices, and commodity prices, assuming normal market conditions.

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, and legal risk.

The following table sets forth the one-day VaR for substantially all of our positions as of June 30, 2010 and 2009 and for the year ended June 30, 2010:

(In millions)

	June 30, 2010	June 30, 2009	Year Ended June 30, 2010

Risk Categories			Average	High	Low

Foreign currency	$57	$68	$53	$86	$20
Interest rate	$58	$42	$54	$69	$43
Equity	$183	$157	$184	$206	$142
Commodity	$19	$16	$17	$20	$14

Total one-day VaR for the combined risk categories was $235 million at June 30, 2010 and $211 million at June 30, 2009. The total VaR is 26% less at June 30, 2010, and 25% less at June 30, 2009, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2010	2009	2008

Revenue	$62,484	$58,437	$60,420
Operating expenses:
Cost of revenue	12,395	12,155	11,598
Research and development	8,714	9,010	8,164
Sales and marketing	13,214	12,879	13,260
General and administrative	4,004	3,700	5,127
Employee severance	59	330	0

Total operating expenses	38,386	38,074	38,149

Operating income	24,098	20,363	22,271
Other income (expense)	915	(542)	1,543

Income before income taxes	25,013	19,821	23,814
Provision for income taxes	6,253	5,252	6,133

Net income	$18,760	$14,569	$17,681

Earnings per share:
Basic	$2.13	$1.63	$1.90
Diluted	$2.10	$1.62	$1.87

Weighted average shares outstanding:
Basic	8,813	8,945	9,328
Diluted	8,927	8,996	9,470

Cash dividends declared per common share	$0.52	$0.52	$0.44

See accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2010	2009

Assets
Current assets:
Cash and cash equivalents	$5,505	$6,076
Short-term investments (including securities loaned of $62 and $1,540)	31,283	25,371

Total cash, cash equivalents, and short-term investments	36,788	31,447
Accounts receivable, net of allowance for doubtful accounts of $375 and $451	13,014	11,192
Inventories	740	717
Deferred income taxes	2,184	2,213
Other	2,950	3,711

Total current assets	55,676	49,280
Property and equipment, net of accumulated depreciation of $8,629 and $7,547	7,630	7,535
Equity and other investments	7,754	4,933
Goodwill	12,394	12,503
Intangible assets, net	1,158	1,759
Deferred income taxes	0	279
Other long-term assets	1,501	1,599

Total assets	$86,113	$77,888

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,025	$3,324
Short-term debt	1,000	2,000
Accrued compensation	3,283	3,156
Income taxes	1,074	725
Short-term unearned revenue	13,652	13,003
Securities lending payable	182	1,684
Other	2,931	3,142

Total current liabilities	26,147	27,034
Long-term debt	4,939	3,746
Long-term unearned revenue	1,178	1,281
Deferred income taxes	229	0
Other long-term liabilities	7,445	6,269
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 8,668 and 8,908	62,856	62,382
Retained deficit, including accumulated other comprehensive income of $1,055 and $969	(16,681)	(22,824)

Total stockholders’ equity	46,175	39,558

Total liabilities and stockholders’ equity	$86,113	$77,888

See accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2010	2009	2008

Operations
Net income	$18,760	$14,569	$17,681
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other noncash items	2,673	2,562	2,056
Stock-based compensation	1,891	1,708	1,479
Net recognized losses (gains) on investments and derivatives	(208)	683	(572)
Excess tax benefits from stock-based compensation	(45)	(52)	(120)
Deferred income taxes	(220)	762	935
Deferral of unearned revenue	29,374	24,409	24,532
Recognition of unearned revenue	(28,813)	(25,426)	(21,944)
Changes in operating assets and liabilities:
Accounts receivable	(2,238)	2,215	(1,569)
Other current assets	420	(422)	153
Other long-term assets	(223)	(273)	(98)
Other current liabilities	1,295	(3,371)	(748)
Other long-term liabilities	1,407	1,673	(173)

Net cash from operations	24,073	19,037	21,612

Financing
Short-term borrowings (repayments), maturities of 90 days or less, net	(991)	1,178	0
Proceeds from issuance of debt, maturities longer than 90 days	4,167	4,796	0
Repayments of debt, maturities longer than 90 days	(2,986)	(228)	0
Common stock issued	2,311	579	3,494
Common stock repurchased	(11,269)	(9,353)	(12,533)
Common stock cash dividends paid	(4,578)	(4,468)	(4,015)
Excess tax benefits from stock-based compensation	45	52	120
Other	10	(19)	0

Net cash used in financing	(13,291)	(7,463)	(12,934)

Investing
Additions to property and equipment	(1,977)	(3,119)	(3,182)
Acquisition of companies, net of cash acquired	(245)	(868)	(8,053)
Purchases of investments	(30,168)	(36,850)	(20,954)
Maturities of investments	7,453	6,191	2,597
Sales of investments	15,125	19,806	25,132
Securities lending payable	(1,502)	(930)	(127)

Net cash used in investing	(11,314)	(15,770)	(4,587)

Effect of exchange rates on cash and cash equivalents	(39)	(67)	137

Net change in cash and cash equivalents	(571)	(4,263)	4,228
Cash and cash equivalents, beginning of period	6,076	10,339	6,111

Cash and cash equivalents, end of period	$5,505	$6,076	$10,339

See accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30,	2010	2009	2008

Common stock and paid-in capital
Balance, beginning of period	$62,382	$62,849	$60,557
Common stock issued	2,311	567	3,504
Common stock repurchased	(3,113)	(2,611)	(3,022)
Stock-based compensation expense	1,891	1,708	1,479
Stock-based compensation income tax benefits (deficiencies)	(647)	(128)	253
Other, net	32	(3)	78

Balance, end of period	62,856	62,382	62,849

Retained deficit
Balance, beginning of period	(22,824)	(26,563)	(29,460)
Cumulative effect of a change in accounting principle relating to uncertain tax positions	0	0	(395)
Cumulative effect of a change in accounting principle relating to costs of certain compensated absences	0	0	(17)
Net income	18,760	14,569	17,681
Other comprehensive income:
Net unrealized gains on derivatives	27	302	18
Net unrealized gains (losses) on investments	265	(233)	(653)
Translation adjustments and other	(206)	(240)	121

Comprehensive income	18,846	14,398	17,167
Common stock cash dividends	(4,547)	(4,620)	(4,084)
Common stock repurchased	(8,156)	(6,039)	(9,774)

Balance, end of period	(16,681)	(22,824)	(26,563)

Total stockholders’ equity	$46,175	$39,558	$36,286

See accompanying notes.

PART II

Item 8

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America.

Principles of Consolidation

The financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments through which we exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

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

Revenue for retail packaged products, products licensed to original equipment manufacturers (“OEMs”), and perpetual licenses under certain volume licensing programs generally is recognized as products are shipped or made available. A portion of the revenue related to Windows XP is deferred due to the right to receive unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis. The amount of revenue allocated to the unspecified upgrade/enhancement rights for Microsoft Internet Explorer is based on the vendor-specific objective evidence of fair value for those elements using the residual method or relative fair value method and the deferred revenue is recognized ratably on a straight-line basis over the Windows XP life cycle. Revenue related to Windows Vista and Windows 7 is not subject to a similar deferral because there are no significant undelivered elements. Revenue for products under the technology guarantee programs, which provide free or significantly discounted rights to use upcoming new versions of a software product if an end user licenses existing versions of the product during the eligibility period, is allocated between existing product and the new product, and revenue allocated to the new product is deferred until that version is delivered. The revenue allocation is based on vendor-specific objective evidence of fair value of both products.

PART II

Item 8

Certain multi-year licensing arrangements include a perpetual license for current products combined with rights to receive future versions of software products on a when-and-if-available basis (“Software Assurance”) and are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Revenue from certain arrangements that allow for the use of a product or service over a period of time without taking possession of software are also accounted for as subscriptions.

Revenue related to our Xbox 360 gaming and entertainment console, games published by us, and other hardware components is generally recognized when ownership is transferred to the retailers. Revenue related to games published by third parties for use on the Xbox 360 platform is recognized when games are manufactured by the game publishers. Display advertising revenue is recognized as advertisements are displayed. Search advertising revenue is recognized when the ad appears in the search results or when the action necessary to earn the revenue has been completed. Consulting services revenue is recognized as services are rendered, generally based on the negotiated hourly rate in the consulting arrangement and the number of hours worked during the period. Consulting revenue for fixed-price services arrangements is recognized as services are provided.

Revenue generally is recognized net of any taxes collected from customers and subsequently remitted to governmental authorities.

Cost of Revenue

Cost of revenue includes; manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our Web sites and to acquire online advertising space (“traffic acquisition costs”); costs incurred to support and maintain Internet-based products and services; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs. Capitalized research and development costs are amortized over the estimated lives of the products.

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

Research and Development

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Such costs related to software development are included in research and development expense until the point that technological feasibility is reached, which for our software products, is generally shortly before the products are released to manufacturing. Once technological feasibility is reached, such costs are capitalized and amortized to cost of revenue over the estimated lives of the products.

PART II

Item 8

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.6 billion, $1.4 billion, and $1.2 billion in fiscal years 2010, 2009, and 2008, respectively.

Employee Severance

We record employee severance when a specific plan has been approved by management, the plan has been communicated to employees, and it is unlikely that significant changes will be made to the plan.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the applicable vesting period of the stock award (generally four to five years) using the straight-line method.

Employee Stock Purchase Plan

Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value of the stock on the last day of each three-month period. Compensation expense for the employee stock purchase plan is measured as the discount the employee is entitled to upon purchase and is recognized in the period of purchase.

Income Taxes

Income tax expense includes U.S. and international income taxes, the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes.

Fair Value Measurements

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. Our Level 1 non-derivative investments primarily include U.S. treasuries, domestic and international equities, and actively traded mutual funds. Our Level 1 derivative assets and liabilities include those actively traded on exchanges.

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where

PART II

Item 8

applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, mortgage-backed securities, agency securities, certificates of deposit, and commercial paper. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

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

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined based on valuation techniques using the best information available, and may include quoted market prices, market comparables, and discounted cash flow projections.

Our current financial liabilities, including our short-term debt, have fair values that approximate their carrying values. Our long-term financial liabilities consist of long-term debt which is recorded on the balance sheet at issuance price less unamortized discount.

Financial Instruments

We consider all highly liquid interest-earning investments with a maturity of three months or less at the date of purchase to be cash equivalents. The fair values of these investments approximate their carrying values. In general, investments with original maturities of greater than three months and remaining maturities of less than one year are classified as short-term investments. Investments with maturities beyond one year may be classified as short-term based on their highly liquid nature and because such marketable securities represent the investment of cash that is available for current operations. All cash equivalents and short-term investments are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in market value, excluding other-than-temporary impairments, are reflected in OCI.

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

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loan securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability.

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. We employ a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to sell,

PART II

Item 8

the investment. For fixed income securities, we also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.

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

For derivative instruments designated as cash-flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of OCI and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For options designated as cash-flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings.

For derivative instruments that are not designated as hedges, gains (losses) from changes in fair values are primarily recognized in other income (expense). Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities, which are recorded as a component of OCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are moved from OCI into other income (expense).

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2010	2009	2008

Balance, beginning of period	$451	$153	$117
Charged to costs and other	45	360	88
Write-offs	(121)	(62)	(52)

Balance, end of period	$375	$451	$153

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

PART II

Item 8

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three years; computer equipment, two to three years; buildings and improvements, five to 15 years; leasehold improvements, two to 10 years; and furniture and equipment, one to five years. Land is not depreciated.

Goodwill

Goodwill is tested for impairment using a fair-value-based approach on an annual basis (May 1 for us) and between annual tests if indicators of potential impairment exist.

Intangible Assets

All of our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit, ranging from one to 10 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Recently Issued Accounting Standards

Recently Adopted Accounting Pronouncements

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

PART II

Item 8

Recent Accounting Pronouncements Not Yet Adopted

In October 2009, the FASB issued guidance on revenue recognition that will become effective for us beginning July 1, 2010. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product will no longer be within the scope of the software revenue recognition guidance, and software-enabled products will now be subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. We believe adoption of this new guidance will not have a material impact on our financial statements.

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

NOTE 2 — EARNINGS PER SHARE

Basic earnings per share is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted earnings per share is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, stock awards, and shared performance stock awards. The components of basic and diluted earnings per share are as follows:

(In millions, except earnings per share)

Year Ended June 30,	2010	2009	2008

Net income available for common shareholders (A)	$18,760	$14,569	$17,681

Weighted average outstanding shares of common stock (B)	8,813	8,945	9,328
Dilutive effect of stock-based awards	114	51	142

Common stock and common stock equivalents (C)	8,927	8,996	9,470

Earnings Per Share

Basic (A/B)	$2.13	$1.63	$1.90
Diluted (A/C)	$2.10	$1.62	$1.87

For fiscal years 2010, 2009, and 2008, 28 million, 342 million, and 91 million shares, respectively, were attributable to outstanding stock-based awards and were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive.

In June 2010, we issued $1.25 billion of zero-coupon debt securities that are convertible into shares of our common stock if certain conditions are met. Shares of common stock into which the debt could convert were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. See also Note 12 – Debt.

PART II

Item 8

NOTE 3 — OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)

Year Ended June 30,	2010	2009	2008

Dividends and interest income	$843	$744	$994
Interest expense	(151)	(38)	(106)
Net recognized gains (losses) on investments	348	(125)	346
Net gains (losses) on derivatives	(140)	(558)	226
Net gains (losses) on foreign currency remeasurements	1	(509)	226
Other	14	(56)	(143)

Total	$915	$(542)	$1,543

Other-than-temporary impairments, which are included in net recognized gains (losses) on investments in the table above, were $69 million, $862 million, and $312 million in fiscal years 2010, 2009, and 2008, respectively. Realized gains and losses from sales of available-for-sale securities (excluding other-than-temporary impairments) were $605 million and $188 million, respectively, in fiscal year 2010, $1.6 billion and $897 million, respectively, in fiscal year 2009, and $751 million and $93 million, respectively, in fiscal year 2008.

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2010

Cash	$1,661	$0	$0	$1,661	$1,661	$0	$0
Mutual funds	1,120	0	0	1,120	1,120	0	0
Commercial paper	188	0	0	188	13	175	0
Certificates of deposit	348	0	0	348	68	280	0
U.S. Government and Agency securities	21,036	167	(1)	21,202	1,822	19,380	0
Foreign government bonds	518	13	0	531	0	531	0
Mortgage-backed securities	3,137	135	(7)	3,265	0	3,265	0
Corporate notes and bonds	7,450	289	(18)	7,721	701	7,020	0
Municipal securities	726	22	(1)	747	120	627	0
Common and preferred stock	6,640	1,030	(418)	7,252	0	0	7,252
Other investments	507	0	0	507	0	5	502

Total	$43,331	$1,656	$(445)	$44,542	$5,505	$31,283	$7,754

PART II

Item 8

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2009

Cash	$2,064	$0	$0	$2,064	$2,064	$0	$0
Mutual funds	1,007	0	(25)	982	900	82	0
Commercial paper	2,601	0	0	2,601	400	2,201	0
Certificates of deposit	555	0	0	555	275	280	0
U.S. Government and Agency securities	13,450	21	(5)	13,466	2,369	11,097	0
Foreign government bonds	3,450	71	(4)	3,517	0	3,517	0
Mortgage-backed securities	3,353	81	(16)	3,418	0	3,418	0
Corporate notes and bonds	4,361	287	(52)	4,596	0	4,596	0
Municipal securities	255	2	(1)	256	68	188	0
Common and preferred stock	4,015	627	(182)	4,460	0	0	4,460
Other investments	465	0	0	465	0	(8)	473

Total	$35,576	$1,089	$(285)	$36,380	$6,076	$25,371	$4,933

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2010

U.S. Government and Agency securities	$216	$(1)	$0	$0	$216	$(1)
Mortgage-backed securities	105	(6)	18	(1)	123	(7)
Corporate notes and bonds	1,124	(13)	89	(5)	1,213	(18)
Municipal securities	66	(1)	0	0	66	(1)
Common and preferred stock	2,102	(339)	190	(79)	2,292	(418)

Total	$3,613	$(360)	$297	$(85)	$3,910	$(445)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2009

Mutual funds	$3	$(1)	$77	$(24)	$80	$(25)
U.S. Government and Agency securities	4,033	(5)	0	0	4,033	(5)
Foreign government bonds	1,444	(3)	669	(1)	2,113	(4)
Mortgage-backed securities	503	(16)	0	0	503	(16)
Corporate notes and bonds	713	(10)	504	(42)	1,217	(52)
Municipal securities	16	(1)	0	0	16	(1)
Common and preferred stock	1,154	(135)	120	(47)	1,274	(182)

Total	$7,866	$(171)	$1,370	$(114)	$9,236	$(285)

PART II

Item 8

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2010.

At June 30, 2010 and 2009, the recorded bases and estimated fair values of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $216 million and $204 million, respectively.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

June 30, 2010

Due in one year or less	$12,489	$12,526
Due after one year through five years	14,987	15,283
Due after five years through 10 years	2,137	2,242
Due after 10 years	3,791	3,952

Total	$33,404	$34,003

NOTE 5 — DERIVATIVES

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of June 30, 2010 and 2009, the total notional amounts of these foreign exchange contracts sold were $9.3 billion and $7.2 billion, respectively. Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of June 30, 2010 and 2009, the total notional amounts of these foreign exchange contracts sold were $523 million and $3.5 billion, respectively. Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of June 30, 2010, the total notional amounts of these foreign exchange contracts purchased and sold were $7.8 billion and $5.3 billion, respectively. As of June 30, 2009, the total notional amounts of these foreign exchange contracts purchased and sold were $3.2 billion and $3.6 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of June 30, 2010, the total notional amounts of designated and non-designated equity contracts purchased and sold were $918 million and $472 million, respectively. As of June 30, 2009, the total notional amounts of designated and non-designated equity contracts purchased and sold were immaterial.

PART II

Item 8

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of June 30, 2010, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.1 billion and $1.8 billion, respectively. As of June 30, 2009, the total notional amounts of fixed-interest rate contracts purchased and sold were $2.7 billion and $456 million, respectively. In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of June 30, 2010 and 2009, the total notional derivative amount of mortgage contracts purchased were immaterial and $1.3 billion, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low cost method of managing exposure to individual credit risks or groups of credit risks. As of June 30, 2010 and 2009, the total notional amounts of credit contracts purchased and sold were immaterial.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap, futures and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of June 30, 2010, the total notional amounts of commodity contracts purchased and sold were $1.1 billion and $376 million, respectively. As of June 30, 2009, the total notional amounts of commodity contracts purchased and sold were $543 million and $33 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2010, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral is required to be posted.

PART II

Item 8

Fair Values of Derivative Instruments

Following are the gross fair values of derivative instruments held at June 30, 2010 and 2009, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk:

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2010

Assets

Derivatives not designated as hedging instruments:
Short-term investments	$15	$134	$12	$7	$8	$176
Other current assets	34	0	0	0	0	34

Total	$49	$134	$12	$7	$8	$210
Derivatives designated as hedging instruments:
Short-term investments	$3	$0	$0	$0	$0	$3
Other current assets	563	0	0	0	0	563

Total	$566	$0	$0	$0	$0	$566

Total assets	$615	$134	$12	$7	$8	$776

Liabilities

Derivatives not designated as hedging instruments:
Other current liabilities	$(60)	$(17)	$(33)	$(41)	$(5)	$(156)
Derivatives designated as hedging instruments:
Other current liabilities	$(9)	$0	$0	$0	$0	$(9)

Total liabilities	$(69)	$(17)	$(33)	$(41)	$(5)	$(165)

PART II

Item 8

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2009

Assets

Derivatives not designated as hedging instruments:
Short-term investments	$9	$78	$44	$21	$2	$154
Other current assets	48	0	0	0	0	48

Total	$57	$78	$44	$21	$2	$202
Derivatives designated as hedging instruments:
Short-term investments	$12	$0	$0	$0	$0	$12
Other current assets	417	0	0	0	0	417
Equity and other investments	0	2	0	0	0	2

Total	$429	$2	$0	$0	$0	$431

Total assets	$486	$80	$44	$21	$2	$633

Liabilities

Derivatives not designated as hedging instruments:
Other current liabilities	$(183)	$(3)	$(20)	$(62)	$(6)	$(274)
Derivatives designated as hedging instruments:
Other current liabilities	$(75)	$0	$0	$0	$0	$(75)

Total liabilities	$(258)	$(3)	$(20)	$(62)	$(6)	$(349)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

Fair-Value Hedges

We recognized in other income (expense) the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Year Ended June 30,	2010	2009

Foreign Exchange Contracts

Derivatives	$(57)	$121
Hedged items	60	(120)

Total	$3	$1

Equity Contracts

Derivatives	$0	$191
Hedged items	0	(211)

Total	$0	$(20)

PART II

Item 8

Cash-Flow Hedges

We recognized the following gains (losses) related to foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the period):

(In millions)

Year Ended June 30,	2010	2009

Effective Portion

Gain recognized in OCI, net of tax effect of $188 and $472	$349	$876
Gain reclassified from OCI into revenue	$495	$884

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Loss recognized in other income (expense)	$(174)	$(314)

We estimate that $496 million of net derivative gains included in OCI will be reclassified into earnings within the next 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2010.

Non-Designated Derivatives

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense). These amounts are shown in the table below, with the exception of gains (losses) on derivatives presented in income statement line items other than other income (expense), which were immaterial for the fiscal years 2010 and 2009. Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) below are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities.

(In millions)

Year Ended June 30,	2010	2009

Foreign exchange contracts	$106	$(234)
Equity contracts	12	(131)
Interest-rate contracts	(4)	5
Credit contracts	22	(18)
Commodity contracts	(1)	(126)

Total	$135	$(504)

PART II

Item 8

NOTE 6 — FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2010

Assets

Mutual funds	$1,120	$0	$0	$1,120	$0	$1,120
Commercial paper	0	172	0	172	0	172
Certificates of deposit	0	348	0	348	0	348
U.S. Government and Agency securities	16,473	4,756	0	21,229	0	21,229
Foreign government bonds	239	294	0	533	0	533
Mortgage-backed securities	0	3,264	0	3,264	0	3,264
Corporate notes and bonds	0	7,460	167	7,627	0	7,627
Municipal securities	0	747	0	747	0	747
Common and preferred stock	6,988	43	5	7,036	0	7,036
Derivatives	22	745	9	776	(207)	569

Total	$24,842	$17,829	$181	$42,852	$(207)	$42,645

Liabilities

Derivatives and other	$85	$137	$0	$222	$(205)	$17

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2009

Assets

Mutual funds	$982	$0	$0	$982	$0	$982
Commercial paper	0	2,601	0	2,601	0	2,601
Certificates of deposit	0	555	0	555	0	555
U.S. Government and Agency securities	7,134	6,105	0	13,239	0	13,239
Foreign government bonds	501	3,022	0	3,523	0	3,523
Mortgage-backed securities	0	3,593	0	3,593	0	3,593
Corporate notes and bonds	0	4,073	253	4,326	0	4,326
Municipal securities	0	256	0	256	0	256
Common and preferred stock	4,218	28	5	4,251	0	4,251
Derivatives	5	623	5	633	(235)	398

Total	$12,840	$20,856	$263	$33,959	$(235)	$33,724

Liabilities

Derivatives and other	$5	$344	$0	$349	$(231)	$118

(a)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

PART II

Item 8

The table below reconciles the total Net Fair Value of assets above to the balance sheet presentation of these same assets in Note 4 – Investments for June 30, 2010 and 2009.

(In millions)

June 30,	2010	2009

Net fair value of assets measured at fair value on a recurring basis	$42,645	$33,724
Cash	1,661	2,064
Common and preferred stock measured at fair value on a nonrecurring basis	216	204
Other investments measured at fair value on a nonrecurring basis	502	465
Derivative assets classified as other current assets	(597)	(465)
Derivative liabilities under master netting agreements classified as other current assets	53	231
Other	62	157

Recorded basis of investment components	$44,542	$36,380

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the fiscal years 2010 and 2009 in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in OCI.

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Year Ended June 30, 2010

Balance, beginning of period	$253	$5	$5	$263
Total realized and unrealized gains (losses):
Included in other income (expense)	6	0	4	10
Included in other comprehensive income	(92)	0	0	(92)

Balance, end of period	$167	$5	$9	$181

Change in unrealized gains (losses) included in other income (expense) related to assets held as of June 30, 2010	$6	$0	$4	$10

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Year Ended June 30, 2009

Balance, beginning of period	$138	$8	$71	$217
Total realized and unrealized gains (losses):
Included in other income (expense)	(6)	(6)	51	39
Included in other comprehensive income	111	0	0	111
Purchases, issuances, and settlements	0	5	(119)	(114)
Transfers in (out)	10	(2)	2	10

Balance, end of period	$253	$5	$5	$263

Change in unrealized gains (losses) included in other income (expense) related to assets held as of June 30, 2009	$(7)	$(5)	$4	$(8)

PART II

Item 8

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal years 2010 and 2009, impairment charges of $5 million and $86 million, respectively, were recognized for certain investments measured at fair value on a nonrecurring basis, as the decline in their respective fair values below their cost was determined to be other than temporary in all instances. At June 30, 2010 and 2009, the fair values of the common and preferred stocks that we held that were required to be measured at fair value on a non-recurring basis were $0 and $164 million, respectively.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2010	2009

Raw materials	$172	$170
Work in process	16	45
Finished goods	552	502

Total	$740	$717

NOTE 8 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2010	2009

Land	$526	$526
Buildings and improvements	6,087	5,886
Leasehold improvements	2,100	1,938
Computer equipment and software	5,673	4,989
Furniture and equipment	1,873	1,743

Total, at cost	16,259	15,082
Accumulated depreciation	(8,629)	(7,547)

Total, net	$7,630	$7,535

During fiscal years 2010, 2009, and 2008, depreciation expense was $1.8 billion, $1.7 billion, and $1.4 billion, respectively.

NOTE 9 — BUSINESS COMBINATIONS

During fiscal year 2010, we acquired five entities for total consideration of $267 million, substantially all of which was paid in cash. During this period, we also sold three entities for total consideration of $600 million, including Razorfish in the second quarter of fiscal year 2010. These entities have been included in or removed from our consolidated results of operations since their acquisition or sale dates, respectively. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to our consolidated results of operations.

PART II

Item 8

NOTE 10 — GOODWILL

Changes in the carrying amount of goodwill for fiscal years 2010 and 2009 by segment were as follows:

	Balance as of June 30, 2008	Acquisitions	Purchase Accounting Adjustments and Other	Balance as of June 30, 2009	Acquisitions	Purchase Accounting Adjustments and Other	Balance as of June 30, 2010

(In millions)

Windows & Windows Live Division	$153	$1	$(77)	$77	$0	$0	$77
Server and Tools	738	233	67	1,038	82	(2)	1,118
Online Services Division	6,274	447	(64)	6,657	0	(284)	6,373
Microsoft Business Division	4,191	0	(264)	3,927	116	(19)	4,024
Entertainment and Devices Division	752	58	(6)	804	0	(2)	802

Total	$12,108	$739	$(344)	$12,503	$198	$(307)	$12,394

None of the amounts recorded as goodwill are expected to be deductible for tax purposes. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but will not exceed 12 months. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred. Any change in the goodwill amounts resulting from foreign currency translations are presented as “other” in the above table. Also included within “other” for fiscal year 2010 is $285 million of goodwill associated with business dispositions. See also Note 9 – Business Combinations.

We test goodwill for impairment annually on May 1 at the reporting unit level using a fair value approach. No impairment of goodwill was identified as of May 1, 2010. In connection with the disposal of Razorfish, we performed an interim impairment analysis of our Online Services Division goodwill balance during the first quarter of fiscal year 2010. No impairment of goodwill was identified.

NOTE 11 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Year Ended June 30,			2010			2009

Contract-based	$1,075	$(914)	$161	$1,087	$(855)	$232
Technology-based	2,308	(1,521)	787	2,033	(1,090)	943
Marketing-related	114	(86)	28	188	(97)	91
Customer-related	390	(208)	182	732	(239)	493

Total	$3,887	$(2,729)	$1,158	$4,040	$(2,281)	$1,759

We estimate that we have no significant residual value related to our intangible assets. No material impairments of intangible assets were identified during any of the periods presented.

PART II

Item 8

The components of intangible assets acquired during fiscal years 2010 and 2009 were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2010		2009

Contract-based	$3	2 years	$26	4 years
Technology-based	322	4 years	293	4 years
Marketing-related	0		7	5 years
Customer-related	18	5 years	28	2 years

Total	$343		$354

Intangible assets amortization expense was $707 million, $591 million, and $472 million for fiscal years 2010, 2009, and 2008, respectively. The following table outlines the estimated future amortization expense related to intangible assets held at June 30, 2010:

(In millions)

Year Ending June 30,

2011	$486
2012	365
2013	235
2014	36
2015 and thereafter	36

Total	$1,158

NOTE 12 — DEBT

In September 2008, our Board of Directors authorized debt financings of up to $6.0 billion. As of June 30, 2010, we had $6.0 billion of issued and outstanding debt comprised of $1.0 billion of commercial paper and $5.0 billion of long-term debt, including $1.25 billion of convertible debt. Cash paid for interest on our debt for fiscal year 2010 was $145 million. No cash was paid for interest on our debt for fiscal years 2009 and 2008.

Short-term Debt

As of June 30, 2010, our $1.0 billion of commercial paper issued and outstanding had a weighted average interest rate, including issuance costs, of 0.20% and maturities of 22 to 216 days. The estimated fair value of this commercial paper approximates its carrying value.

In November 2009, we replaced our $2.0 billion and $1.0 billion credit facilities with a $2.25 billion 364-day credit facility, which expires on November 5, 2010. This facility serves as a back-up for our commercial paper program. In June 2010, we reduced the size of our credit facility from $2.25 billion to $1.0 billion due to the reduction in commercial paper outstanding. As of June 30, 2010, we were in compliance with the financial covenant in the credit facility agreement, which requires a coverage ratio be maintained of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against the credit facility during any of the periods presented.

Long-term Debt

Notes

As of June 30, 2010, we had issued and outstanding $3.75 billion of debt securities as illustrated in the table below (collectively “the Notes”). Interest on the Notes is payable semi-annually on June 1 and December 1 of each year, to holders of record on the preceding May 15 and November 15. The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

PART II

Item 8

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses which were capitalized. The majority of the proceeds were used to repay outstanding commercial paper, leaving $1.0 billion of commercial paper outstanding as of June 30, 2010. Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share.

Prior to March 15, 2013, the notes will be convertible, only in certain circumstances, into cash and, if applicable, cash, shares of Microsoft’s common stock or a combination thereof, at our election. On or after March 15, 2013, the notes will be convertible at any time. Upon conversion, we will pay cash up to the aggregate principal amount of the notes and pay or deliver cash, shares of our common stock or a combination of cash and shares of our common stock, at our election.

Because the convertible debt may be wholly or partially settled in cash, we are required to separately account for the liability and equity components of the notes in a manner that reflects our nonconvertible debt borrowing rate when interest costs are recognized in subsequent periods. The net proceeds of $1.24 billion were allocated between debt for $1.18 billion and stockholders’ equity for $58 million with the portion in stockholders’ equity representing the fair value of the option to convert the debt.

In connection with the issuance of the notes, we entered into capped call transactions with certain option counterparties who are initial purchasers of the notes or their affiliates. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the notes. Under the capped call transactions, we purchased from the option counterparties capped call options that in the aggregate relate to the total number of shares of our common stock underlying the notes, with a strike price equal to the conversion price of the notes and with a cap price equal to $37.16. The purchased capped calls were valued at $40 million and recorded to stockholders’ equity.

As of June 30, 2010, the total carrying value and estimated fair value of our long-term debt, including convertible debt, were $4.94 billion and $5.21 billion, respectively. The estimate of fair value is based on quoted prices for our publicly-traded debt as of June 30, 2010, as applicable. The effective interest yields of the Notes due in 2014, 2019, and 2039 were 3.00%, 4.29%, and 5.22%, respectively, at June 30, 2010. The effective interest yield of the convertible debt due in 2013 is 1.85% at June 30, 2010 and the coupon interest rate is zero percent.

The components of long-term debt as of June 30, 2010 were as follows:

(In millions)

Zero coupon convertible notes due on June 15, 2013	$1,250
2.95% Notes due on June 1, 2014	2,000
4.20% Notes due on June 1, 2019	1,000
5.20% Notes due on June 1, 2039	750
Unamortized discount for Notes above	(61)

Total	$4,939

Maturities of long-term debt for the next five years are as follows:

(In millions)

Year Ending June 30,

2011	$0
2012	0
2013	1,250
2014	2,000
2015	0
Thereafter	1,750

Total	$5,000

PART II

Item 8

NOTE 13 — INCOME TAXES

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2010	2009	2008

Current Taxes

U.S. federal	$4,415	$3,159	$4,357
U.S. state and local	357	192	256
International	1,701	1,139	1,007

Current taxes	6,473	4,490	5,620

Deferred Taxes

Deferred taxes	(220)	762	513

Provision for income taxes	$6,253	$5,252	$6,133

U.S. and international components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2010	2009	2008

U.S.	$9,575	$5,529	$12,682
International	15,438	14,292	11,132

Income before income taxes	$25,013	$19,821	$23,814

The items accounting for the difference between income taxes computed at the federal statutory rate and the provision for income taxes were as follows:

Year Ended June 30,	2010	2009	2008

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(12.1)%	(9.3)%	(7.0)%
Internal Revenue Service settlement	0%	0%	(5.8)%
European Commission fine	0%	0%	2.1%
Other reconciling items, net	2.1%	0.8%	1.5%

Effective rate	25.0%	26.5%	25.8%

In general, other reconciling items consist of interest, U.S. state income taxes, domestic production deductions, and research credits. In fiscal years 2010, 2009 and 2008, there were no individually significant other reconciling items.

PART II

Item 8

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2010	2009

Deferred Income Tax Assets

Stock-based compensation expense	$1,329	$2,004
Other expense items	1,696	1,595
Unearned revenue	556	743
Impaired investments	289	236
Other revenue items	80	120

Deferred income tax assets	$3,950	$4,698

Deferred Income Tax Liabilities

International earnings	$(1,056)	$(1,191)
Unrealized gain on investments	(674)	(516)
Other	(265)	(499)

Deferred income tax liabilities	(1,995)	(2,206)

Net deferred income tax assets	$1,955	$2,492

Reported As

Current deferred income tax assets	$2,184	$2,213
Long-term deferred income tax assets (liabilities)	(229)	279

Net deferred income tax assets	$1,955	$2,492

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $29.5 billion resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences is approximately $9.2 billion.

Income taxes paid were $4.1 billion, $6.6 billion, and $5.4 billion in fiscal years 2010, 2009, and 2008, respectively.

Uncertain Tax Positions

As of June 30, 2010, we had $6.5 billion of unrecognized tax benefits of which $5.6 billion, if recognized, would affect our effective tax rate. As of June 30, 2009, we had $5.4 billion of unrecognized tax benefits of which $4.4 billion, if recognized, would affect our effective tax rate.

Interest on unrecognized tax benefits was $193 million, $230 million, and $121 million in fiscal years 2010, 2009 and 2008, respectively. As of June 30, 2010, 2009 and 2008, we had accrued interest related to uncertain tax positions of $747 million, $554 million, and $324 million, respectively, net of federal income tax benefits.

PART II

Item 8

The aggregate changes in the balance of unrecognized tax benefits were as follows:

(In millions)

Year Ended June 30,	2010	2009	2008

Balance, beginning of year	$5,403	$3,195	$7,076
Decreases related to settlements	(57)	(82)	(4,787)
Increases for tax positions related to the current year	1,012	2,203	934
Increases for tax positions related to prior years	364	239	66
Decreases for tax positions related to prior years	(166)	(132)	(80)
Reductions due to lapsed statute of limitations	(14)	(20)	(14)

Balance, end of year	$6,542	$5,403	$3,195

We are under audit by the IRS for the tax years 2004-2006. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months as we do not believe the examination will be concluded within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S., and certain jurisdictions are under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

NOTE 14 — UNEARNED REVENUE

Unearned revenue comprises mainly unearned revenue from volume licensing programs, as well as payments for undelivered elements and for other offerings for which we earn the revenue when we provide the service or software or otherwise meet the revenue recognition criteria.

Volume Licensing Programs

Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period.

Undelivered Elements

Undelivered elements consist mainly of payments for unspecified upgrades or enhancements of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP, and technology guarantee programs.

Other

Also included in unearned revenue are payments for post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions; Microsoft Dynamics business solutions products; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The components of unearned revenue were as follows:

(In millions)

June 30,	2010	2009

Volume licensing programs	$12,180	$11,350
Undelivered elements	624	1,083
Other	2,026	1,851

Total	$14,830	$14,284

PART II

Item 8

Unearned revenue by segment was as follows:

(In millions)

June 30,	2010	2009

Windows & Windows Live Division	$1,701	$2,345
Server and Tools	5,282	4,732
Microsoft Business Division	7,004	6,508
Other segments	843	699

Total	$14,830	$14,284

NOTE 15 — OTHER LONG-TERM LIABILITIES

(In millions)

June 30,	2010	2009

Tax contingencies and other tax liabilities	$6,887	$5,515
Legal contingencies	236	407
Product warranty	69	132
Other	253	215

Total	$7,445	$6,269

NOTE 16 — COMMITMENTS AND GUARANTEES

Construction and Operating Leases

We have committed $347 million for constructing new buildings, building improvements and leasehold improvements as of June 30, 2010.

We have operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for facilities operating leases was $530 million, $475 million, and $398 million, in fiscal years 2010, 2009, and 2008, respectively. Future minimum rental commitments under noncancellable facilities operating leases in place as of June 30, 2010 are as follows:

(In millions)

Year Ending June 30,

2011	$437
2012	322
2013	256
2014	206
2015 and thereafter	677

Total	$1,898

Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. We evaluate estimated losses for these indemnifications, and we consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered significant costs as a result of these obligations and have not accrued any liabilities related to these indemnifications in our financial statements.

PART II

Item 8

Yahoo! Commercial Agreement

On December 4, 2009, we entered into a definitive agreement with Yahoo! whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo! Web sites. The transaction received clearance, without restrictions, from both the U.S. Department of Justice and the European Commission during the third fiscal quarter of 2010. The term of the agreement is 10 years subject to termination provisions after five years based on performance.

Microsoft provided Yahoo! country level revenue per search guarantees for a period of 18 months after implementation of the Bing search platform. These guarantees are calculated, paid, and trued-up in three six-month periods thereafter, and are intended to insure Yahoo! against any persistent drop in revenue per search from pre-implementation levels. This is a rate guarantee not a guarantee of search volume. We estimate the total cost of the revenue per search guarantees during the guarantee period could range between zero and $150 million; however, no amount has been recorded for the revenue per search guarantees as we do not believe that such liability exists at this time.

Microsoft also agreed to reimburse Yahoo! for certain transition expenses incurred both before and after the effective date of the agreement.

Finally, Microsoft also agreed to reimburse Yahoo! for certain costs of running algorithmic and paid search services prior to migration to Microsoft’s platform.

Product Warranty

The changes in our aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on our balance sheets, were as follows:

(In millions)

Year Ended June 30,	2010	2009

Balance, beginning of year	$342	$692
Accruals for warranties issued	144	161
Adjustments to pre-existing warranties	(2)	0
Settlements of warranty claims	(244)	(511)

Balance, end of year	$240	$342

NOTE 17 — CONTINGENCIES

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

In January 2008, the Commission opened a competition law investigation that relates primarily to interoperability with respect to our Microsoft Office family of products. This investigation resulted from complaints filed with the Commission by a trade association of Microsoft’s competitors. Microsoft has made a number of proposals to address the Commission’s competition law concerns in this area. The Commission announced on December 16, 2009 that it welcomed these proposals and that it will take them into account in assessing this matter. During the fourth quarter of fiscal year 2010, the trade association withdrew its complaint that was the basis of the investigation.

PART II

Item 8

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

The settlements in all states have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.9 billion and $2.0 billion. At June 30, 2010, we have recorded a liability related to these claims of approximately $651 million, which reflects our estimated exposure of $1.9 billion less payments made to date of approximately $1.2 billion mostly for vouchers, legal fees, and administrative expenses.

The three cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. We have appealed this ruling. The other two actions have been stayed.

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. On March 30, 2010, the trial court granted summary judgment in favor of Microsoft as to all remaining claims. Novell has appealed that ruling.

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

PART II

Item 8

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

In March 2007, i4i Limited Partnership sued Microsoft in U.S. District Court in Texas claiming that certain custom XML technology in Word 2003 and 2007 infringed i4i’s patent. In May 2009, a jury returned a verdict against us, finding damages of $200 million and that we willfully infringed the patent. In August 2009, the court denied our post-trial motions and awarded enhanced damages of $40 million and prejudgment interest of $37 million. The court also issued a permanent injunction prohibiting additional distribution of the allegedly infringing technology. We appealed and the appellate court stayed the injunction pending our appeal. On December 22, 2009, the court of appeals rejected our appeal and affirmed the trial court’s judgment and injunction, except that the court of appeals modified the effective date of the injunction to January 11, 2010. On April 1, 2010, the court of appeals denied our request for a rehearing. We intend to seek review by the U.S. Supreme Court.

In 2007, VirnetX Inc. brought suit in U.S. District Court in Texas claiming that various Microsoft products including Windows client and server operating systems software and communications software infringe two patents related to technology for securely communicating over the Internet. This case was tried by a jury in March 2010. The jury returned a verdict that Microsoft willfully infringed both patents, and found damages of approximately $106 million. In March 2010, VirnetX filed a new lawsuit in the Eastern District of Texas alleging that additional Microsoft products and services including Windows 7 and Windows Server 2008 R2 infringe the same two patents. The parties have reached an agreement to settle both lawsuits.

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

As of June 30, 2010, we had accrued aggregate liabilities of approximately $1.0 billion in other current liabilities and approximately $236 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could reach approximately $800 million in aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

NOTE 18 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2010	2009	2008

Balance, beginning of year	8,908	9,151	9,380
Issued	140	75	173
Repurchased	(380)	(318)	(402)

Balance, end of year	8,668	8,908	9,151

PART II

Item 8

Share Repurchases

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 to buy back up to $40.0 billion of Microsoft common stock. On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013. As of June 30, 2010, approximately $23.7 billion remained of the $40.0 billion approved repurchase amount. The repurchase program may be suspended or discontinued at any time without prior notice.

We repurchased the following shares of common stock under the above-described repurchase plans using cash resources:

(In millions)	Shares	Amount		Shares	Amount		Shares	Amount

Year Ended June 30,		2010	(a)		2009	(b)		2008	(c)

First quarter	58	$1,445		223	$5,966		81	$2,348
Second quarter	125	3,583		95	2,234		120	4,081
Third quarter	67	2,000		0	0		30	1,020
Fourth quarter	130	3,808		0	0		171	4,975

Total	380	$10,836		318	$8,200		402	$12,424

(a)	All shares repurchased in fiscal year 2010 were repurchased under the plan approved by our Board of Directors on September 22, 2008.
(b)

Of the 318 million shares of common stock repurchased in fiscal year 2009, 101 million shares were repurchased for $2.7 billion under the plan approved by our Board of Directors during the first quarter of fiscal year 2007. The remaining shares were repurchased under the plan approved by our Board of Directors on September 22, 2008.

(c)	All shares repurchased in fiscal year 2008 were repurchased under the plan approved by our Board of Directors during the first quarter of fiscal year 2007.

Dividends

In fiscal year 2010, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009
December 9, 2009	$0.13	February 18, 2010	$1,139	March 11, 2010
March 8, 2010	$0.13	May 20, 2010	$1,130	June 10, 2010
June 16, 2010	$0.13	August 19, 2010	$1,127	September 9, 2010

The dividend declared on June 16, 2010 will be paid after the filing date of this report on Form 10-K and was included in other current liabilities as of June 30, 2010.

In fiscal year 2009, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

September 19, 2008	$0.13	November 20, 2008	$1,157	December 11, 2008
December 10, 2008	$0.13	February 19, 2009	$1,155	March 12, 2009
March 9, 2009	$0.13	May 21, 2009	$1,158	June 18, 2009
June 10, 2009	$0.13	August 20, 2009	$1,157	September 10, 2009

The dividend declared on June 10, 2009 was included in other current liabilities as of June 30, 2009.

PART II

Item 8

Cumulative Effects of Changes in Accounting Principle

On July 1, 2007, we adopted guidance on accounting for uncertainty in income taxes, which provides a financial statement recognition threshold and measurement attribute for a tax position taken or expected to be taken in a tax return. Upon adoption, we recognized a $395 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle.

On July 1, 2007, we adopted accounting guidance which requires companies to accrue the costs of compensated absences under a sabbatical or similar benefit arrangement over the requisite service period. Upon adoption, we recognized a $17 million charge to our beginning retained deficit as a cumulative effect of a change in accounting principle.

NOTE 19 — OTHER COMPREHENSIVE INCOME

The activity in other comprehensive income and related income tax effects were as follows:

(In millions)

Year Ended June 30,	2010	2009	2008

Net Unrealized Gains on Derivatives

Unrealized gains, net of tax effects of $188, $472, and $46	$349	$876	$86
Reclassification adjustment for gains included in net income, net of tax effects of $(173), $(309), and $(36)	(322)	(574)	(68)

Net unrealized gains on derivatives	$27	$302	$18

Net Unrealized Gains (Losses) on Investments

Unrealized gains (losses), net of tax effects of $263, $(142), and $(234)	$488	$(263)	$(435)
Reclassification adjustment for losses (gains) included in net income, net of tax effects of $(120), $16, and $(117)	(223)	30	(218)

Net unrealized gains (losses) on investments	265	(233)	(653)

Translation adjustments and other, net of tax effects of $(103), $(133), and $69	(206)	(240)	121

Other comprehensive income (loss)	$86	$(171)	$(514)

The components of accumulated other comprehensive income were as follows:

(In millions)

Year Ended June 30,	2010	2009	2008

Net unrealized gains on derivatives	$464	$437	$135
Net unrealized gains on investments	767	502	735
Translation adjustments and other	(176)	30	270

Accumulated other comprehensive income	$1,055	$969	$1,140

NOTE 20 — EMPLOYEE STOCK AND SAVINGS PLANS

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2010	2009	2008

Total stock-based compensation expense	$1,891	$1,708	$1,479
Income tax benefits related to stock-based compensation	$662	$598	$518

PART II

Item 8

Employee Stock Purchase Plan

We have an employee stock purchase plan for all eligible employees. Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. Employees purchased the following shares during the periods presented:

(Shares in millions)

Year Ended June 30,	2010	2009	2008

Shares purchased	20	24	18
Average price per share	$23.73	$20.13	$26.78

At June 30, 2010, 64 million shares of our common stock were reserved for future issuance through the employee stock purchase plan.

Stock Plans

We have stock plans for directors and for officers, employees, consultants, and advisors. At June 30, 2010, an aggregate of 690 million shares were authorized for future grant under our stock plans, which cover stock options, stock awards, and shared performance stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares to satisfy exercises and vestings of awards granted under all of our stock plans.

Stock Awards

Stock awards (“SAs”) are grants that entitle the holder to shares of Microsoft common stock as the award vests. Our SAs generally vest over a five-year period.

Shared Performance Stock Awards

Shared performance stock awards (“SPSAs”) are a form of SA in which the number of shares ultimately received depends on our business performance against specified performance targets.

We granted SPSAs for fiscal years 2010, 2009, and 2008 with performance periods of July 1, 2009 through June 30, 2010, July 1, 2008 through June 30, 2009, and July 1, 2007 through June 30, 2008, respectively. In September following the end of each performance period, the number of shares of stock subject to the award is determined by multiplying the target award by a percentage ranging from 0% to 150%. The percentage is based on performance metrics for the performance period, as determined by the Compensation Committee of the Board of Directors in its sole discretion. An additional number of shares, approximately 12% of the total target SPSAs, are available as additional awards to participants based on individual performance. One-quarter of the shares of stock subject to each award vest following the end of the performance period, and an additional one-quarter of the shares vest on each of the following three anniversaries of the grant date.

Executive Officer Incentive Plan

In fiscal year 2009, the Compensation Committee approved a new Executive Officer Incentive Plan (“EOIP”) for executive officers of the Company. The EOIP replaced the annual cash bonus opportunity and equity award plans for executive officers. Under the EOIP, the Compensation Committee makes awards of performance-based compensation for specified performance periods. For fiscal years 2010 and 2009, executive officers were eligible to receive annual awards comprised of cash and SAs from an incentive pool equal to a percentage of the Company’s operating income. For fiscal year 2010 it was 0.45% of operating income, and for fiscal year 2009 it was 0.35% of operating income. Following approval of the awards, 20% of the award is payable to the executive officers in cash, and the remaining 80% is converted into an SA for shares of Microsoft common stock. The SA portion of the award vests one-quarter immediately after the award is approved following fiscal year-end, and one-quarter on August 31 of each of the following three years.

PART II

Item 8

We grant awards from the incentive pool to the executive officers in September following the end of the fiscal year based on the officer’s performance during the prior fiscal year period. Each executive officer receives a fixed percentage of the pool ranging between 0% and 150% of a target based on an assessment of the executive officer’s performance during the fiscal year. The number of shares subject to the SA portion of the award is determined by dividing the value of the award by the closing price of Microsoft common stock on August 31 of each year.

Activity for All Stock Plans

The fair value of each award is estimated on the date of grant using the following assumptions:

Year Ended June 30,	2010	2009	2008

Dividends per share (quarterly amounts)	$ 0.13	$ 0.11 - $ 0.13	$ 0.10 - $ 0.11
Interest rates range	2.1% - 2.9%	1.4% - 3.6%	2.5% - 4.9%

During fiscal year 2010, the following activity occurred under our existing plans:

	Shares	Weighted Average Grant-Date Fair Value

	(In millions)

Stock Awards

Nonvested balance, beginning of year	191	$25.69
Granted	100	$23.43
Vested	(52)	$25.50
Forfeited	(16)	$25.19

Nonvested balance, end of year	223	$24.76

Shared Performance Stock Awards

Nonvested balance, beginning of year	28	$26.79
Granted	12	$24.57
Vested	(7)	$26.65
Forfeited	(3)	$25.74

Nonvested balance, end of year	30	$25.32

As of June 30, 2010, there was $4.2 billion and $482 million of total unrecognized compensation costs related to SAs and SPSAs, respectively. These costs are expected to be recognized over a weighted average period of 3.4 years and 2.4 years, respectively.

During fiscal year 2009 and 2008, the following activity occurred under our stock plans:

(In millions, except fair values)	2009	2008

Stock Awards

Awards granted	91	71
Weighted average grant-date fair value	$24.95	$27.83

Shared Performance Stock Awards

Awards granted	10	19
Weighted average grant-date fair value	$25.93	$27.82

PART II

Item 8

Stock Options

In fiscal year 2004, we began granting employees and non-employee directors SAs rather than non-qualified and incentive stock options as part of our equity compensation plans. Since then, stock options issued to employees have been issued primarily in conjunction with business acquisitions. Options granted between 1995 and 2001 generally vest over four and one-half years and expire seven years from the date of grant, while certain options vest either over four and one-half years or over seven and one-half years and expire 10 years from the date of grant. Options granted after 2001 vest over four and one-half years and expire 10 years from the date of grant. We granted one million, one million, and 10 million stock options in conjunction with business acquisitions during fiscal years 2010, 2009, and 2008, respectively.

Employee stock options activity was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions)		(Years)	(In millions)

Balance, July 1, 2009	330	$27.99
Granted	1	$3.20
Exercised	(74)	$25.86
Canceled	(69)	$39.00
Forfeited	(1)	$12.94

Balance, June 30, 2010	187	$24.68	1.46	$143
Exercisable, June 30, 2010	186	$24.68	1.43	$130

Options outstanding as of June 30, 2010 include approximately three million options that were granted in conjunction with business acquisitions. While these options are included in the options outstanding balance, they are excluded from the weighted average exercise price. These options have an exercise price range of $0.01 to $150.93 and a weighted average exercise price of $7.49.

During fiscal years 2010, 2009, and 2008, the following activity occurred under our stock plans:

(In millions)

	2010	2009	2008

Total intrinsic value of stock options exercised	$365	$48	$1,042
Total vest-date fair value of stock awards vested	$1,358	$1,137	$955
Total vest-date fair value of shared performance stock awards vested	$227	$485	$401

Cash received from option exercises for fiscal years 2010, 2009, and 2008, was $1.8 billion, $88 million, and $3.0 billion, respectively. The actual tax benefit realized for the tax deductions from option exercises totaled $126 million, $12 million, and $365 million for fiscal years 2010, 2009, and 2008, respectively.

Savings Plan

We have a savings plan in the United States that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute up to 50% of their salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Matching contributions for all plans were $275 million, $262 million, and $238 million in fiscal years 2010, 2009, and 2008, respectively, and were expensed as contributed. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the U.S. plan include Microsoft common stock, but neither participant nor our matching contributions are required to be invested in Microsoft common stock.

PART II

Item 8

NOTE 21 — EMPLOYEE SEVERANCE

In January 2009, we announced and implemented a resource management program to reduce discretionary operating expenses, employee headcount, and capital expenditures. As part of this program, we announced the elimination of 5,000 positions in research and development, marketing, sales, finance, legal, human resources, and information technology. As of September 30, 2009, we had reduced our overall number of positions by approximately 5,000 and headcount by approximately 4,600.

In November 2009, we identified an additional 800 positions for elimination based on our efforts to manage our expenses. Severance expense of approximately $52 million associated with these additional eliminations was reflected in our financial statements. We have now completed this program and reduced our overall headcount by approximately 5,300.

The changes in our employee severance liabilities related to our resource management efforts were as follows:

(In millions)

Year Ended June 30,	2010	2009

Balance, beginning of period	$127	$0
Employee severance charges	52	330
Adjustments	7	0
Cash payments	(186)	(203)

Balance, end of period	$0	$127

NOTE 22 — SEGMENT INFORMATION AND GEOGRAPHIC DATA

In its operation of the business, management, including our chief operating decision maker, the Company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with accounting principles generally accepted in the U.S. (“U.S. GAAP”). Our five segments are Windows & Windows Live Division; Server and Tools; Online Services Division; Microsoft Business Division; and Entertainment and Devices Division. We have recast certain prior period amounts within this note to conform to the way we internally managed and monitored segment performance during the current fiscal year, including moving Windows Live from Online Services Division to Windows & Windows Live Division and Razorfish from Online Services Division to Corporate. Razorfish was sold during the second quarter of fiscal year 2010.

Segment revenue and operating income (loss) were as follows:

(In millions)

Year Ended June 30,	2010	2009	2008

Revenue

Windows & Windows Live Division	$17,788	$14,690	$16,815
Server and Tools	14,878	14,276	13,217
Online Services Division	2,198	2,110	2,164
Microsoft Business Division	18,909	18,864	18,904
Entertainment and Devices Division	8,114	8,035	8,502
Unallocated and other	597	462	818

Consolidated	$62,484	$58,437	$60,420

PART II

Item 8

(In millions)

Year Ended June 30,	2010	2009	2008

Operating Income (Loss)

Windows & Windows Live Division	$12,089	$9,569	$11,876
Server and Tools	4,990	4,638	3,845
Online Services Division	(2,436)	(1,760)	(619)
Microsoft Business Division	11,664	11,454	11,681
Entertainment and Devices Division	589	(3)	314
Reconciling amounts	(2,798)	(3,535)	(4,826)

Consolidated	$24,098	$20,363	$22,271

The types of products and services provided by each segment are summarized below:

Windows & Windows Live Division – Windows & Windows Live Division offerings consist of Windows operating systems, including Windows 7, and online software and services through Windows Live. Windows Live primarily generates revenue from online advertising.

Server and Tools – Server and Tools product and service offerings consist of Windows Server, Microsoft SQL Server, Windows Azure and other cloud and server offerings. Server and Tools also offers Enterprise Services, which comprise Premier product support services and Microsoft Consulting Services.

Online Services Division – Online Services Division consists of an online advertising platform with offerings for both publishers and advertisers, online information offerings, such as Bing, and the MSN portals and channels around the world.

Microsoft Business Division – Microsoft Business Division offerings include Microsoft Office, SharePoint, and Microsoft Dynamics business solutions.

Entertainment and Devices Division – Entertainment and Devices Division offerings include the Xbox 360 platform, the Zune digital music and entertainment platform, PC software games, online games and services, Mediaroom (our Internet protocol television software), Windows Phone, Windows Embedded device platforms, application software for Apple’s Macintosh computers, and Microsoft PC hardware products.

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

PART II

Item 8

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

Reconciling amounts in the tables above and below include adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, depreciation, and amortization of stock-based awards.

Significant reconciling items were as follows:

(In millions)

Year Ended June 30,	2010	2009	2008

Corporate-level activity (a)	$(4,470)	$(4,542)	$(6,026)
Stock-based compensation expense	571	770	790
Revenue reconciling amounts	369	256	396
Other	732	(19)	14

Total	$(2,798)	$(3,535)	$(4,826)

(a)	Corporate-level activity excludes stock-based compensation expense and revenue reconciling amounts presented separately in those line items.

No sales to an individual customer accounted for more than 10% of fiscal year 2010, 2009, or 2008 revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)

Year Ended June 30,	2010	2009	2008

United States (a)	$36,173	$33,052	$35,928
Other countries	26,311	25,385	24,492

Total	$62,484	$58,437	$60,420

(a)	Includes shipments to customers in the United States and licensing to certain OEMs and multinational organizations.

Revenues from external customers, classified by significant product and service offerings were as follows:

(In millions)

Year Ended June 30,	2010	2009	2008

Microsoft Office system	$17,754	$17,998	$18,083
Windows PC operating systems	18,225	14,653	16,838
Server products and tools	12,007	11,344	10,611
Xbox 360 platform	5,456	5,475	5,598
Consulting and product support services	3,036	3,024	2,743
Advertising	2,528	2,345	2,425
Other	3,478	3,598	4,122

Total	$62,484	$58,437	$60,420

PART II

Item 8

Long-lived assets, excluding financial instruments and deferred taxes, classified by the location of the controlling statutory company, were as follows:

(In millions)

June 30,	2010	2009	2008

United States	$18,716	$19,362	$19,129
Other countries	2,466	2,435	1,194

Total	$21,182	$21,797	$20,323

NOTE 23 — QUARTERLY INFORMATION (Unaudited)

(In millions, except per share amounts)

Quarter Ended	September 30		December 31		March 31		June 30		Total

Fiscal Year 2010

Revenue	$12,920	(b)	$19,022	(a)	$14,503		$16,039		$62,484
Gross profit	10,078		15,394		11,748		12,869		50,089
Net income	3,574		6,662		4,006		4,518		18,760
Basic earnings per share	0.40		0.75		0.46		0.52		2.13
Diluted earnings per share	0.40		0.74		0.45		0.51		2.10

Fiscal Year 2009

Revenue	$15,061		$16,629		$13,648		$13,099	(c)	$58,437
Gross profit	12,213		12,722		10,834		10,513		46,282
Net income	4,373		4,174		2,977	(d)	3,045	(d)	14,569
Basic earnings per share	0.48		0.47		0.33		0.34		1.63
Diluted earnings per share	0.48		0.47		0.33		0.34		1.62

Fiscal Year 2008

Revenue	$13,762		$16,367		$14,454		$15,837		$60,420
Gross profit	11,087		12,824		11,940		12,971		48,822
Net income	4,289		4,707		4,388	(e)	4,297		17,681
Basic earnings per share	0.46		0.50		0.47		0.46		1.90
Diluted earnings per share	0.45		0.50		0.47		0.46		1.87

(a)

Reflects $1.7 billion of revenue recognized for sales of Windows Vista with a guarantee to be upgraded to Windows 7 at minimal or no cost and of Windows 7 to original equipment manufacturers and retailers before general availability (the “Windows 7 Deferral”).

(b)	Reflects $1.5 billion of revenue deferred to future periods relating to the Windows 7 Deferral.
(c)	Reflects $276 million of revenue deferred to future periods relating to the Windows 7 Deferral.
(d)	Includes employee severance of $290 million and $40 million (pre-tax) in the third and fourth quarters of the year ended June 30, 2009, respectively.
(e)	Includes charge of $1.4 billion (€899 million) related to the fine imposed by the European Commission in February 2008.

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2010. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2010 and 2009, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2010, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2010, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 30, 2010

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2010. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2010; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2010, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2010, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2010, of the Company and our report dated July 30, 2010, expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 30, 2010

PART II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 16, 2010 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the Microsoft Finance Code of Professional Conduct (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, and other finance organization employees. The finance code of ethics is publicly available on our Web site at www.microsoft.com/investor/CorporateGovernance/BoardofDirectors/Contacts/MSFinanceCode.aspx. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer and Corporate Controller, we will disclose the nature of the amendment or waiver on that Web site or in a report on Form 8-K.

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

The financial statements are set forth under Item 8 of this Form 10-K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		10-Q	12/31/09	3.1	1/28/10

3.2	Bylaws of Microsoft Corporation		10-Q	12/31/09	3.2	1/28/10

4.1	Form of Indenture between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		3-ASR		4.1	11/20/08

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/09

4.3	Indenture, dated as of June 14, 2010, between Microsoft Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	6/18/10

4.4	Form of Global Note representing the Zero Coupon Convertible Senior Notes due 2013		8-K		4.2	6/18/10

10.1*	Microsoft Corporation 2001 Stock Plan		8-K		99.2	7/20/06

10.2*	Microsoft Corporation 1991 Stock Option Plan		8-K		99.1	7/20/06

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		8-K		10.3	11/15/04

10.4*	Microsoft Corporation 2003 Employee Stock Purchase Plan		10-K	6/30/04	10.6	9/1/04

10.5*	Microsoft Corporation Deferred Compensation Plan		S-8		99.1	2/28/06

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.6*	Form of Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-K		10.8	8/25/06

10.7*	Form of Stock Award Agreement for Non-Employee Directors under the Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.9	9/1/04

10.8*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the January 1, 2004 to June 30, 2006 performance period		10-K	6/30/04	10.10	9/1/04

10.9*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the July 1, 2003 to June 30, 2006 performance period		10-K	6/30/04	10.11	9/1/04

10.10*	Form of Stock Option Agreement under the Microsoft Corporation 2001 Stock Plan		10-K	6/30/04	10.12	9/1/04

10.11*	Form of Stock Option Agreement for Non-Employee Directors under the 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.13	9/1/04

10.12	2009 Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee	X

10.13	Amended and Restated 2003 Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee	X

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		S-8		99.2	2/28/06

10.15*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the fiscal year 2007 performance period		10-K	6/30/07	10.17	8/3/07

10.16*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the fiscal year 2008 performance period		10-Q	12/31/07	10.18	1/24/08

10.17*	Executive Officer Incentive Plan		10-Q	9/30/08	10.17	10/23/08

10.18*	Form of Executive Officer Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/08	10.18	10/23/08

10.19*	Annual Performance Bonus Plan for Executive Officers		10-Q		10.19	1/22/09

12	Computation of Ratio of Earnings to Fixed Charges	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

PART IV

Item 15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

*	Indicates a management contract or compensatory plan or arrangement
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 30, 2010.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 30, 2010.

Signature	Title

/S/ WILLIAM H. GATES III William H. Gates III	Chairman

/S/ STEVEN A. BALLMER Steven A. Ballmer	Director and Chief Executive Officer

/S/ DINA DUBLON Dina Dublon	Director

/S/ RAYMOND V. GILMARTIN Raymond V. Gilmartin	Director

/S/ REED HASTINGS Reed Hastings	Director

/S/ MARIA KLAWE Maria Klawe	Director

/S/ DAVID F. MARQUARDT David F. Marquardt	Director

/S/ CHARLES H. NOSKI Charles H. Noski	Director

/S/ HELMUT PANKE Helmut Panke	Director

/S/ PETER S. KLEIN Peter S. Klein	Chief Financial Officer (Principal Financial Officer)

/S/ FRANK H. BROD Frank H. Brod	Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)