Form 10-Q
period 2010-09-30
MICROSOFT CORP
filed 2010-10-28
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 22, 2010

Common Stock, $0.00000625 par value per share	8,555,523,242 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2010

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2010	2009

Revenue	$16,195	$12,920
Operating expenses:
Cost of revenue	3,139	2,842
Research and development	2,196	2,065
Sales and marketing	2,806	2,790
General and administrative	938	741

Total operating expenses	9,079	8,438

Operating income	7,116	4,482
Other income	114	283

Income before income taxes	7,230	4,765
Provision for income taxes	1,820	1,191

Net income	$5,410	$3,574

Earnings per share:
Basic	$0.63	$0.40
Diluted	$0.62	$0.40

Weighted average shares outstanding:
Basic	8,614	8,914
Diluted	8,695	8,983

Cash dividends declared per common share	$0.16	$0.13

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions)

September 30, 2010		June 30, 2010	(1)
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$8,161	$5,505
Short-term investments (including securities loaned of $683 and $62)	36,012	31,283

Total cash, cash equivalents, and short-term investments	44,173	36,788
Accounts receivable, net of allowance for doubtful accounts of $312 and $375	9,646	13,014
Inventories	1,242	740
Deferred income taxes	2,344	2,184
Other	2,176	2,950

Total current assets	59,581	55,676
Property and equipment, net of accumulated depreciation of $8,942 and $8,629	7,771	7,630
Equity and other investments	9,211	7,754
Goodwill	12,471	12,394
Intangible assets, net	1,077	1,158
Other long-term assets	1,429	1,501

Total assets	$91,540	$86,113

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,654	$4,025
Short-term debt	1,000	1,000
Accrued compensation	2,252	3,283
Income taxes	2,136	1,074
Short-term unearned revenue	12,767	13,652
Securities lending payable	909	182
Other	3,139	2,931

Total current liabilities	25,857	26,147
Long-term debt	9,665	4,939
Long-term unearned revenue	1,152	1,178
Deferred income taxes	540	229
Other long-term liabilities	7,384	7,445

Total liabilities	44,598	39,938
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,562 and 8,668	61,935	62,856
Retained deficit, including accumulated other comprehensive income of $1,519 and $1,055	(14,993)	(16,681)

Total stockholders’ equity	46,942	46,175

Total liabilities and stockholders’ equity	$91,540	$86,113

(1)	Derived from audited financial statements.

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2010	2009

Operations
Net income	$5,410	$3,574
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other noncash items	694	646
Stock-based compensation expense	528	443
Net recognized gains on investments and derivatives	(29)	(66)
Excess tax benefits from stock-based compensation	(5)	(9)
Deferred income taxes	(148)	(46)
Deferral of unearned revenue	5,881	6,679
Recognition of unearned revenue	(6,862)	(6,237)
Changes in operating assets and liabilities:
Accounts receivable	3,674	2,748
Inventories	(468)	(419)
Other current assets	208	(235)
Other long-term assets	62	(78)
Accounts payable	(400)	(36)
Other current liabilities	(911)	(1,203)
Other long-term liabilities	560	346

Net cash from operations	8,194	6,107

Financing
Short-term borrowings, maturities of 90 days or less, net	814	378
Proceeds from issuance of debt, maturities longer than 90 days	4,721	695
Repayments of debt, maturities longer than 90 days	(814)	(823)
Common stock issued	177	248
Common stock repurchased	(4,399)	(1,540)
Common stock cash dividends paid	(1,118)	(1,157)
Excess tax benefits from stock-based compensation	5	9
Other	(25)	0

Net cash used in financing	(639)	(2,190)

Investing
Additions to property and equipment	(564)	(435)
Acquisition of companies, net of cash acquired	0	(39)
Purchases of investments	(7,417)	(10,490)
Maturities of investments	870	3,498
Sales of investments	1,427	4,417
Securities lending payable	727	1,850

Net cash used in investing	(4,957)	(1,199)

Effect of exchange rates on cash and cash equivalents	58	29

Net change in cash and cash equivalents	2,656	2,747
Cash and cash equivalents, beginning of period	5,505	6,076

Cash and cash equivalents, end of period	$8,161	$8,823

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2010	2009

Common stock and paid-in capital
Balance, beginning of period	$62,856	$62,382
Common stock issued	177	248
Common stock repurchased	(1,575)	(733)
Stock-based compensation	528	443
Stock-based compensation income tax deficiencies	(52)	(46)
Other, net	1	(1)

Balance, end of period	61,935	62,293

Retained deficit
Balance, beginning of period	(16,681)	(22,824)
Net income	5,410	3,574
Other comprehensive income:
Net unrealized losses on derivatives	(506)	(319)
Net unrealized gains on investments	732	588
Translation adjustments and other	238	96

Comprehensive income	5,874	3,939
Common stock cash dividends	(1,362)	(1,157)
Common stock repurchased	(2,824)	(1,039)

Balance, end of period	(14,993)	(21,081)

Total stockholders’ equity	$46,942	$41,212

See accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1    ACCOUNTING POLICIES

Basis of Presentation and Use of Estimates

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

Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2010 Form 10-K filed on July 30, 2010 with the U.S. Securities and Exchange Commission.

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

Recently Adopted Accounting Guidance

On July 1, 2010, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product are no longer within the scope of the software revenue recognition guidance, and software-enabled products are now subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2010, we also adopted guidance issued by the FASB on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our financial statements.

PART I

Item 1

NOTE 2    EARNINGS PER SHARE

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

(In millions, except earnings per share)

Three Months Ended September 30,	2010	2009

Net income available for common shareholders (A)	$5,410	$3,574

Weighted average shares of common stock (B)	8,614	8,914
Dilutive effect of stock-based awards	81	69

Common stock and common stock equivalents (C)	8,695	8,983

Earnings Per Share
Basic (A/B)	$0.63	$0.40
Diluted (A/C)	$0.62	$0.40

We excluded 104 million shares and 224 million shares underlying stock-based awards from the calculations of diluted earnings per share for the three months ended September 30, 2010 and 2009, respectively, because their inclusion would have been anti-dilutive.

In June 2010, we issued $1.25 billion of zero-coupon debt securities that are convertible into shares of our common stock if certain conditions are met. Shares of common stock into which the debt could convert were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. See also Note 10 – Debt.

NOTE 3    OTHER INCOME

The components of other income were as follows:

(In millions)

Three Months Ended September 30,	2010	2009

Dividends and interest income	$210	$203
Interest expense	(45)	(38)
Net recognized gains on investments	34	70
Net losses on derivatives	(5)	(4)
Net gains (losses) on foreign currency remeasurements	(42)	55
Other	(38)	(3)

Total	$114	$283

PART I

Item 1

NOTE 4    INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

September 30, 2010

Cash	$1,911	$0	$0	$1,911	$1,911	$0	$0
Mutual funds	1,487	0	0	1,487	1,487	0	0
Commercial paper	54	0	0	54	5	49	0
Certificates of deposit	636	0	0	636	410	226	0
U.S. Government and Agency securities	27,470	198	(1)	27,667	3,398	24,269	0
Foreign government bonds	532	15	0	547	0	547	0
Mortgage-backed securities	2,838	132	0	2,970	0	2,970	0
Corporate notes and bonds	7,897	403	(22)	8,278	950	7,328	0
Municipal securities	559	29	0	588	0	588	0
Common and preferred stock	7,112	1,772	(188)	8,696	0	0	8,696
Other investments	550	0	0	550	0	35	515

Total	$51,046	$2,549	$(211)	$53,384	$8,161	$36,012	$9,211

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2010

Cash	$1,661	$0	$0	$1,661	$1,661	$0	$0
Mutual funds	1,120	0	0	1,120	1,120	0	0
Commercial paper	188	0	0	188	13	175	0
Certificates of deposit	348	0	0	348	68	280	0
U.S. Government and Agency securities	21,036	167	(1)	21,202	1,822	19,380	0
Foreign government bonds	518	13	0	531	0	531	0
Mortgage-backed securities	3,137	135	(7)	3,265	0	3,265	0
Corporate notes and bonds	7,450	289	(18)	7,721	701	7,020	0
Municipal securities	726	22	(1)	747	120	627	0
Common and preferred stock	6,640	1,030	(418)	7,252	0	0	7,252
Other investments	507	0	0	507	0	5	502

Total	$43,331	$1,656	$(445)	$44,542	$5,505	$31,283	$7,754

PART I

Item 1

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2010

U.S. Government and Agency securities	$4,975	$(1)	$0	$0	$4,975	$(1)
Corporate notes and bonds	139	(20)	78	(2)	217	(22)
Common and preferred stock	1,330	(145)	213	(43)	1,543	(188)

Total	$6,444	$(166)	$291	$(45)	$6,735	$(211)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2010

U.S. Government and Agency securities	$216	$(1)	$0	$0	$216	$(1)
Mortgage-backed securities	105	(6)	18	(1)	123	(7)
Corporate notes and bonds	1,124	(13)	89	(5)	1,213	(18)
Municipal securities	66	(1)	0	0	66	(1)
Common and preferred stock	2,102	(339)	190	(79)	2,292	(418)

Total	$3,613	$(360)	$297	$(85)	$3,910	$(445)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2010.

At September 30, 2010 and June 30, 2010, the recorded bases and estimated fair values of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $242 million and $216 million, respectively.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

September 30, 2010

Due in one year or less	$20,397	$20,448
Due after one year through five years	13,779	14,121
Due after five years through 10 years	2,364	2,547
Due after 10 years	3,446	3,624

Total	$39,986	$40,740

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

PART I

Item 1

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of September 30, 2010 and June 30, 2010, the total notional amounts of these foreign exchange contracts sold were $13.7 billion and $9.3 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of September 30, 2010 and June 30, 2010, the total notional amounts of these foreign exchange contracts sold were $534 million and $523 million, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of September 30, 2010, the total notional amounts of these foreign exchange contracts purchased and sold were $4.3 billion and $4.0 billion, respectively. As of June 30, 2010, the total notional amounts of these foreign exchange contracts purchased and sold were $7.8 billion and $5.3 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of September 30, 2010, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.4 billion and $659 million, respectively. As of June 30, 2010, the total notional amounts of designated and non-designated equity contracts purchased and sold were $918 million and $472 million, respectively.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of September 30, 2010, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.8 billion and $2.0 billion, respectively. As of June 30, 2010, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.1 billion and $1.8 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of September 30, 2010 and June 30, 2010, the total notional derivative amount of mortgage contracts purchased were $516 million and $305 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low cost method of managing exposure to individual credit risks or groups of credit risks. As of September 30, 2010 and June 30, 2010, the total notional amounts of credit contracts purchased and sold were immaterial.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap, futures and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the

PART I

Item 1

purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of September 30, 2010, the total notional amounts of commodity contracts purchased and sold were $1.2 billion and $458 million, respectively. As of June 30, 2010, the total notional amounts of commodity contracts purchased and sold were $1.1 billion and $376 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2010, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral is required to be posted.

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

Following are the gross fair values of derivative instruments held at September 30, 2010 and June 30, 2010, excluding the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk:

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

September 30, 2010

Assets
Derivatives not designated as hedging instruments:
Short-term investments	$6	$170	$14	$6	$55	$251
Other current assets	107	0	0	0	0	107

Total	$113	$170	$14	$6	$55	$358
Derivatives designated as hedging instruments:
Short-term investments	$0	$0	$0	$0	$0	$0
Other current assets	142	0	0	0	0	142

Total	$142	$0	$0	$0	$0	$142

Total assets	$255	$170	$14	$6	$55	$500

Liabilities
Derivatives not designated as hedging instruments:
Other current liabilities	$(83)	$(12)	$(14)	$(20)	$(16)	$(145)
Derivatives designated as hedging instruments:
Other current liabilities	$(374)	$0	$0	$0	$0	$(374)

Total liabilities	$(457)	$(12)	$(14)	$(20)	$(16)	$(519)

PART I

Item 1

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2010

Assets
Derivatives not designated as hedging instruments:
Short-term investments	$15	$134	$12	$7	$8	$176
Other current assets	34	0	0	0	0	34

Total	$49	$134	$12	$7	$8	$210
Derivatives designated as hedging instruments:
Short-term investments	$3	$0	$0	$0	$0	$3
Other current assets	563	0	0	0	0	563

Total	$566	$0	$0	$0	$0	$566

Total assets	$615	$134	$12	$7	$8	$776

Liabilities
Derivatives not designated as hedging instruments:
Other current liabilities	$(60)	$(17)	$(33)	$(41)	$(5)	$(156)
Derivatives designated as hedging instruments:
Other current liabilities	$(9)	$0	$0	$0	$0	$(9)

Total liabilities	$(69)	$(17)	$(33)	$(41)	$(5)	$(165)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

Fair-Value Hedges

We recognized in other income the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Three Months Ended September 30,	2010	2009

Foreign Exchange Contracts
Derivatives	$(52)	$(193)
Hedged items	50	188

Total	$(2)	$(5)

PART I

Item 1

Cash-Flow Hedges

We recognized the following gains (losses) related to foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the period):

(In millions)

Three Months Ended September 30,	2010	2009

Effective Portion
Losses recognized in OCI, net of tax effect of $(243) and $(112)	$(452)	$(209)
Gain reclassified from OCI into revenue	$84	$169
Amount Excluded from Effectiveness Assessment and Ineffective Portion
Loss recognized in other income	$(87)	$(40)

We estimate that $3 million of net derivative losses included in OCI will be reclassified into earnings within the next 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended September 30, 2010.

Non-Designated Derivatives

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense). These amounts are shown in the table below, with the exception of gains (losses) on derivatives presented in income statement line items other than other income (expense), which were immaterial for the three months ended September 30, 2010 and 2009. Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) below are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities.

(In millions)

Three Months Ended September 30,	2010	2009

Foreign exchange contracts	$(60)	$43
Equity contracts	33	9
Interest-rate contracts	(12)	3
Credit contracts	18	9
Commodity contracts	65	15

Total	$44	$79

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

September 30, 2010

Assets
Mutual funds	$1,487	$0	$0	$1,487	$0	$1,487
Commercial paper	0	53	0	53	0	53
Certificates of deposit	0	636	0	636	0	636
U.S. Government and Agency securities	20,249	7,429	0	27,678	0	27,678
Foreign government bonds	263	318	0	581	0	581
Mortgage-backed securities	0	2,970	0	2,970	0	2,970
Corporate notes and bonds	0	7,939	167	8,106	0	8,106
Municipal securities	0	588	0	588	0	588
Common and preferred stock	8,396	54	5	8,455	0	8,455
Derivatives	24	460	16	500	(366)	134

Total	$30,419	$20,447	$188	$51,054	$(366)	$50,688

Liabilities
Derivatives and other	$80	$499	$0	$579	$(366)	$213

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2010

Assets
Mutual funds	$1,120	$0	$0	$1,120	$0	$1,120
Commercial paper	0	172	0	172	0	172
Certificates of deposit	0	348	0	348	0	348
U.S. Government and Agency securities	16,473	4,756	0	21,229	0	21,229
Foreign government bonds	239	294	0	533	0	533
Mortgage-backed securities	0	3,264	0	3,264	0	3,264
Corporate notes and bonds	0	7,460	167	7,627	0	7,627
Municipal securities	0	747	0	747	0	747
Common and preferred stock	6,988	43	5	7,036	0	7,036
Derivatives	22	745	9	776	(207)	569

Total	$24,842	$17,829	$181	$42,852	$(207)	$42,645

Liabilities
Derivatives and other	$85	$137	$0	$222	$(205)	$17

(a)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

PART I

Item 1

The table below reconciles the total Net Fair Value of assets above to the balance sheet presentation of these same assets in Note 4 – Investments for September 30, 2010 and June 30, 2010.

(In millions)

	September 30, 2010	June 30, 2010

Net fair value of assets measured at fair value on a recurring basis	$50,688	$42,645
Cash	1,911	1,661
Common and preferred stock measured at fair value on a nonrecurring basis	242	216
Other investments measured at fair value on a nonrecurring basis	515	502
Less derivative assets classified as other current assets	(32)	(544)
Other	60	62

Recorded basis of investment components	$53,384	$44,542

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three months ended September 30, 2010 and 2009 in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in OCI.

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months Ended September 30, 2010

Balance, beginning of period	$167	$5	$9	$181
Total realized and unrealized gains (losses):
Included in other income	2	0	7	9
Included in other comprehensive income	(2)	0	0	(2)

Balance, end of period	$167	$5	$16	$188

Change in unrealized gains (losses) included in other income related to assets held as of September 30, 2010	$2	$0	$7	$9

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months Ended September 30, 2009

Balance, beginning of period	$253	$5	$5	$263
Total realized and unrealized gains (losses):
Included in other income	1	0	(2)	(1)
Included in other comprehensive income	(74)	0	0	(74)

Balance, end of period	$180	$5	$3	$188

Change in unrealized gains (losses) included in other income related to assets held as of September 30, 2009	$1	$0	$(2)	$(1)

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended September 30, 2010 and 2009, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

PART I

Item 1

NOTE 7    INVENTORIES

The components of inventories were as follows:

(In millions)

September 30, 2010		June 30, 2010

Raw materials	$189	$172
Work in process	10	16
Finished goods	1,043	552

Total	$1,242	$740

NOTE 8    GOODWILL

Changes in our goodwill balances during the three months ended September 30, 2010 were as follows:

(In millions)	Balance	Acquisitions	Purchase Accounting Adjustments and Other	Balance

June 30, 2010		September 30, 2010

Windows & Windows Live Division	$77	$0	$12	$89
Server and Tools	1,118	0	7	1,125
Online Services Division	6,373	0	0	6,373
Microsoft Business Division	4,024	0	78	4,102
Entertainment and Devices Division	802	0	(20)	782

Total	$12,394	$0	$77	$12,471

We do not expect any of the amounts recorded as goodwill to be deductible for tax purposes. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but will not exceed 12 months. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred. Any change in the goodwill amounts resulting from foreign currency translations are presented as “other” in the above table. Also included within “other” are transfers between business segments due to reorganizations.

PART I

Item 1

NOTE 9    INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2010			June 30, 2010

Contract-based	$1,067	$(921)	$146	$1,075	$(914)	$161
Technology-based	2,283	(1,544)	739	2,308	(1,521)	787
Marketing-related	112	(87)	25	114	(86)	28
Customer-related	390	(223)	167	390	(208)	182

Total	$3,852	$(2,775)	$1,077	$3,887	$(2,729)	$1,158

Intangible assets amortization expense was $124 million and $149 million for the three months ended September 30, 2010 and 2009, respectively. The following table outlines the estimated future amortization expense related to intangible assets held at September 30, 2010:

(In millions)

Year Ending June 30,

2011 (excluding the three months ended September 30, 2010)	$374
2012	383
2013	244
2014	49
2015	11
2016 and thereafter	16

Total	$1,077

NOTE 10    DEBT

In September 2010, we issued $4.75 billion of debt securities. See further discussion of these securities under “Notes” below. As of September 30, 2010, we had $10.7 billion of issued and outstanding debt comprising $1.0 billion of commercial paper and $9.7 billion of long-term debt, including $1.3 billion of convertible debt.

Short-term Debt

As of September 30, 2010, our $1.0 billion of commercial paper issued and outstanding had a weighted average interest rate, including issuance costs, of 0.19% and maturities of 29 to 42 days. The estimated fair value of this commercial paper approximates its carrying value.

We have a $1.0 billion 364-day credit facility, which expires on November 5, 2010, and which serves as a back-up for our commercial paper program. As of September 30, 2010, we were in compliance with the financial covenant in the credit facility agreement, which requires a coverage ratio be maintained of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against the credit facility during any of the periods presented.

PART I

Item 1

Long-term Debt

Notes

As of September 30, 2010, we had issued and outstanding $8.5 billion of debt securities as illustrated in the table below (collectively “the Notes”), including $4.75 billion of debt securities issued in September 2010. The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share.

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

As of September 30, 2010, the total carrying value and estimated fair value of our long-term debt, including convertible debt, were $9.7 billion and $10.1 billion, respectively. The estimated fair value is based on quoted prices for our publicly-traded debt as of September 30, 2010, as applicable.

The components of long-term debt as of September 30, 2010 were as follows:

(In millions)

Zero coupon convertible notes due on June 15, 2013	$1,250
0.875% Notes due on September 27, 2013	1,000
2.95% Notes due on June 1, 2014	2,000
1.625% Notes due on September 25, 2015	1,750
4.20% Notes due on June 1, 2019	1,000
3.0% Notes due on October 1, 2020	1,000
5.20% Notes due on June 1, 2039	750
4.5% Notes due on October 1, 2040	1,000
Unamortized discount	(85)

Total	$9,665

Interest on the 2013 Notes is payable semi-annually on March 27 and September 27 of each year to holders of record on the preceding March 15 and September 15. Interest on the 2014, 2019 and 2039 Notes is payable semi-annually on June 1 and December 1 of each year to holders of record on the preceding May 15 and November 15. Interest on the 2015 Notes is payable semi-annually on March 25 and September 25 of each year to holders of record on the preceding March 15 and September 15. Interest on the 2020 and 2040 Notes is payable semi-annually on April 1 and October 1 of each year to holders of record on the preceding March 15 and September 15.

PART I

Item 1

NOTE 11    INCOME TAXES

Our effective tax rates were approximately 25% for the three months ended September 30, 2010 and 2009. Tax contingencies and other tax liabilities were $6.7 billion as of September 30, 2010 and $6.9 billion as of June 30, 2010, and were included in other long-term liabilities.

NOTE 12    UNEARNED REVENUE

The components of unearned revenue were as follows:

(In millions)

September 30, 2010		June 30, 2010

Volume licensing programs	$11,380	$12,180
Undelivered elements	514	624
Other	2,025	2,026

Total	$13,919	$14,830

Unearned revenue by segment was as follows:

(In millions)

September 30, 2010		June 30, 2010

Windows & Windows Live Division	$1,570	$1,701
Server and Tools	4,987	5,282
Microsoft Business Division	6,573	7,004
Other segments	789	843

Total	$13,919	$14,830

NOTE 13    COMMITMENTS AND GUARANTEES

Yahoo! Commercial Agreement

On December 4, 2009, we entered into a definitive agreement with Yahoo! whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo! Web sites. The term of the agreement is 10 years subject to termination provisions after five years based on performance.

Microsoft provided Yahoo! with revenue per search guarantees for a period of 18 months after implementation of the Microsoft search ads platform in each country. These guarantees are calculated, paid and trued-up periodically based on the cumulative reduction in revenue per search, if any, during the 18 month period from pre-implementation levels, except in the case of the U.S. and Canada where performance during each of the first two calendar quarters after implementation is independent and not cumulative. This is a rate guarantee and not a guarantee of search volume. We estimate the total cost of the revenue per search guarantees during the guarantee period could range between zero and $150 million; however, no amount has been recorded for the revenue per search guarantees as we do not believe that such liability exists at this time.

Microsoft also agreed to reimburse Yahoo! for certain transition expenses incurred both before and after the effective date of the agreement.

Finally, Microsoft also agreed to reimburse Yahoo! for certain costs of running algorithmic and paid search services prior to migration to Microsoft’s platform.

PART I

Item 1

Product Warranty

Our aggregate product warranty liabilities, which are included in other current liabilities and other long-term liabilities, changed during the three months ended September 30, 2010 as follows:

(In millions)

Balance, beginning of period	$240
Accrual for warranties issued	13
Settlements of warranty claims	(39)

Balance, end of period	$214

NOTE 14    CONTINGENCIES

Government Competition Law Matters

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

The settlements in all states have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.9 billion and $2.0 billion. At September 30, 2010, we have recorded a liability related to these claims of approximately $621 million, which reflects our estimated exposure of $1.9 billion less payments made to date of approximately $1.2 billion mostly for vouchers, legal fees, and administrative expenses.

The three cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. We have appealed this ruling. The other two actions have been stayed.

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. In March 2010 the trial court granted summary judgment in favor of Microsoft as to all remaining claims. Novell has appealed that ruling.

PART I

Item 1

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

In March 2007, i4i Limited Partnership sued Microsoft in U.S. District Court in Texas claiming that certain custom XML technology in Word 2003 and 2007 infringed i4i’s patent. In May 2009, a jury returned a verdict against us, finding damages of $200 million and that we willfully infringed the patent. In August 2009, the court denied our post-trial motions and awarded enhanced damages of $40 million and prejudgment interest of $37 million. The court also issued a permanent injunction prohibiting additional distribution of the allegedly infringing technology. We appealed and the appellate court stayed the injunction pending our appeal. In December 2009, the court of appeals rejected our appeal and affirmed the trial court’s judgment and injunction, except that the court of appeals modified the effective date of the injunction to January 11, 2010. In April 2010, the court of appeals denied our request for a rehearing. In August, 2010, we filed a petition seeking review by the U.S. Supreme Court.

In addition to these cases, there are approximately 40 other patent infringement cases pending against Microsoft.

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

As of September 30, 2010, we had accrued aggregate liabilities of $870 million in other current liabilities and $375 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could reach approximately $1.0 billion in aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

NOTE 15    STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock during the periods presented:

(In millions)

Three Months Ended September 30,	2010	2009

Shares of common stock repurchased	163	58
Value of common stock repurchased	$4,000	$1,445

PART I

Item 1

We repurchased all shares with cash resources. As of September 30, 2010, approximately $19.7 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date

			(in millions)

September 21, 2010	$0.16	November 18, 2010	$1,370	December 9, 2010
September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009

The estimate of the amount to be paid as a result of the September 21, 2010 declaration was included in other current liabilities as of September 30, 2010.

NOTE 16    SEGMENT INFORMATION

In its operation of the business, management, including our chief operating decision maker, the Company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segment information within this note is reported on that basis. Our five segments are Windows & Windows Live Division; Server and Tools; Online Services Division; Microsoft Business Division; and Entertainment and Devices Division.

Due to the integrated structure of our business, certain revenue earned and costs incurred by one segment may benefit other segments. Revenue on certain contracts may be allocated among the segments based on the relative value of the underlying products and services. Costs that are identifiable are allocated to the segments that benefit to incent cross-collaboration among our segments so that one segment is not solely burdened by the cost of a mutually beneficial activity. Allocated costs may include those relating to development and marketing of products and services from which multiple segments benefit, or those costs relating to services performed by one segment on behalf of other segments. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated.

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

We have recast certain prior period amounts within this note to conform to the way we internally managed and monitored segment performance during the current fiscal year.

PART I

Item 1

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2010	2009

Revenue
Windows & Windows Live Division	$4,705	$4,240
Server and Tools	3,961	3,552
Online Services Division	527	487
Microsoft Business Division	5,097	4,517
Entertainment and Devices Division	1,769	1,412
Unallocated and other	136	(1,288)

Consolidated	$16,195	$12,920

Operating income (loss)
Windows & Windows Live Division	$3,206	$2,822
Server and Tools	1,584	1,180
Online Services Division	(579)	(496)
Microsoft Business Division	3,321	2,792
Entertainment and Devices Division	360	245
Reconciling amounts	(776)	(2,061)

Consolidated	$7,116	$4,482

Reconciling amounts in the tables above and below include adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, depreciation, and amortization of stock-based awards.

Significant reconciling items were as follows:

(In millions)

Three Months Ended September 30,	2010	2009

Corporate-level activity (a)	$(1,047)	$(848)
Stock-based compensation	179	160
Revenue reconciling amounts	133	(1,365)
Other	(41)	(8)

Total	$(776)	$(2,061)

(a)	Corporate-level activity excludes stock-based compensation and revenue reconciling amounts presented separately in those line items.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of September 30, 2010, and the related consolidated statements of income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2010, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 30, 2010 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2010 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

October 28, 2010

PART I

Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business”, “Management’s Discussion and Analysis”, and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (refer to Part II, Item 1A of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

OVERVIEW

Management’s discussion and analysis is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. The following discussion should be read in conjunction with our Annual Report on Form 10-K for the year ended June 30, 2010 and the Consolidated Financial Statements and accompanying notes (“Notes”) included in this Form 10-Q.

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

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Entertainment and Devices Division has generated approximately 40% of its yearly segment revenues in our second fiscal quarter. In addition, quarterly revenues may be impacted by the deferral of revenue. See the discussions below regarding the deferral of revenue related to sales of Windows Vista with a guarantee to be upgraded to Windows 7 at minimal or no cost and of Windows 7 to retailers before general availability (the “Windows 7 Deferral”).

All growth and percentage comparisons refer to the three months ended September 30, 2010, as compared with the three months ended September 30, 2009, unless otherwise noted.

PART I

Item 2

Summary

(In millions, except per share amounts and percentages)	Three Months Ended September 30,		Percentage Change

	2010	2009

Revenue	$16,195	$12,920	25%
Operating income	$7,116	$4,482	59%
Diluted earnings per share	$0.62	$0.40	55%

Revenue increased primarily due to strong sales of Windows 7, the 2010 Microsoft Office system, Server and Tools products, and the Xbox 360 console and video games. Revenue also increased due to the deferral in the prior year of approximately $1.5 billion of revenue related to the Windows 7 Deferral. Changes in foreign currency exchange rates had an insignificant impact on revenue.

Operating income increased reflecting the change in revenue, offset in part by higher operating expenses. Key changes in operating expenses were:

•	Cost of revenue increased $297 million or 10%, primarily reflecting higher online costs and increased volumes of Xbox 360 consoles sold.

•	General and administrative expenses increased $197 million or 27%, due mainly to increased legal charges and headcount-related expenses.

•	Research and development expenses increased $131 million or 6%, due mainly to higher headcount-related expenses and third-party development and programming costs.

Diluted earnings per share increased reflecting increased net income and the repurchase of 485 million shares during the 12 months ended September 30, 2010.

Global macroeconomic factors have a strong correlation to demand for our software, services, hardware, and online offerings. The current macroeconomic factors remain dynamic and uncertain. Irrespective of global economic conditions, we are positive about our relative market position, our current product portfolio, and future product pipeline. Because we offer a wide range of products and services that enable companies to improve productivity and reduce costs, including cloud-based services, we believe that Microsoft is well-positioned to create new opportunities to increase revenue as the global economy improves. We remain focused on executing in the areas we can control by continuing to provide high value products at the lowest total cost of ownership while managing our expenses.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

The revenue and operating income (loss) amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 16 – Segment Information of the Notes to Financial Statements (Part I, Item I of this Form 10-Q) is presented on a basis consistent with our current internal management reporting. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately. We have recast certain prior period amounts within this MD&A to conform to the way we internally managed and monitored segment performance during the current fiscal year.

PART I

Item 2

Windows & Windows Live Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2010	2009

Revenue	$4,785	$2,880	66%
Operating income	$3,323	$1,483	124%

Windows & Windows Live Division (“Windows Division”) offerings consist of premium and standard edition Windows operating systems, and online software and services through Windows Live. Premium Windows operating systems are those that include additional functionality and are sold at a price above our standard editions. Premium editions include Windows 7 Home Premium, Professional, Ultimate, and Enterprise, as well as Windows Vista Business, Home Premium, Ultimate, and Enterprise. Standard editions include Windows 7 Starter and Home Basic, Windows Vista Starter and Home Basic, and Windows XP Home. Windows Live primarily generates revenue from online advertising.

Windows Division revenue growth is largely correlated to the growth of PC purchases from original equipment manufacturers (“OEMs”) that pre-install versions of Windows operating systems because the OEM channel accounts for approximately 75% of total Windows Division revenue. The remaining approximately 25% of Windows Division revenue (“other revenue”) is generated by commercial and retail sales of Windows and online advertising from Windows Live.

Windows Division revenue increased due to strong sales of Windows 7 and PC market growth. We estimate total worldwide PC shipments from all sources grew approximately 9% to 11%. OEM revenue increased $1.8 billion or 93%. Including revenue and units associated with the Windows 7 Deferral in the prior year, OEM revenue increased $364 million or 11%, while OEM license units increased 5%. The OEM revenue increase was driven by PC market growth, PC market strength among business customers, and the mix of versions of Windows licensed, partially offset by lower Windows attach rates in China and year-over-year changes in inventory in our distribution channels. Other revenue increased $125 million or 13%, driven primarily by commercial and retail sales of Windows 7.

Windows Division operating income grew as a result of increased revenue, offset in part by higher operating expenses. Cost of revenue increased $22 million or 5%, primarily driven by higher traffic acquisition and royalty costs. Sales and marketing expenses increased $22 million or 4% reflecting advertising and marketing of Windows and Windows Live.

Server and Tools

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2010	2009

Revenue	$3,959	$3,550	12%
Operating income	$1,630	$1,237	32%

Server and Tools licenses products, applications, tools, content, and delivers Enterprise Services, all of which are designed to make information technology professionals, developers and their systems more productive and efficient. Server and Tools product and service offerings consist of Windows Server, Microsoft SQL Server, Windows Azure and other cloud and server offerings, and Windows Embedded device platforms. We also offer developer tools, training and certification. Enterprise Services comprise Premier product support services and Microsoft Consulting Services. Server product offerings can be run on-site, in a partner-hosted environment, or in a Microsoft-hosted environment. We use multiple sales channels, including pre-installed OEM versions, sales through partners and sales directly to end customers. Approximately 50% of Server and Tools revenue comes from annuity volume licensing agreements, approximately 30% is purchased through transactional volume licensing programs, retail packaged product and licenses sold to OEMs, and the remainder comes from Enterprise Services.

Server and Tools revenue increased reflecting growth in product revenue and Enterprise Services revenue. Product revenue increased $343 million or 12%, driven primarily by growth in Windows Server, SQL Server, Enterprise CAL Suites and Windows Embedded revenue, reflecting continued adoption of Windows platform applications. Enterprise Services revenue grew $66 million or 9%, due to growth in both Premier product support services and consulting services.

PART I

Item 2

Server and Tools operating income increased primarily due to revenue growth, offset in part by a slight increase in operating expenses. Cost of revenue increased $55 million or 8%, reflecting higher costs associated with the delivery of services and online costs. Sales and marketing expenses decreased $38 million or 4%, primarily due to lower corporate marketing and advertising expenses.

Online Services Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2010	2009

Revenue	$527	$487	8%
Operating loss	$(560)	$(477)	(17)%

Online Services Division (“OSD”) offerings include Bing, MSN, and advertiser and publisher tools.

OSD revenue increased primarily as a result of growth in online advertising revenue. Online advertising revenue grew $55 million or 13% to $473 million, reflecting higher search and owned and operated display advertising revenue, offset in part by decreased third party advertising revenue.

OSD operating loss increased due to higher cost of revenue and research and development expenses, offset in part by increased revenue. Cost of revenue grew $74 million driven by costs associated with the Yahoo! search agreement, partially offset by decreased online traffic acquisition costs. Research and development expenses increased $61 million or 27%, primarily due to headcount-related expenses related to the search portion of the business.

Microsoft Business Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2010	2009

Revenue	$5,126	$4,514	14%
Operating income	$3,388	$2,827	20%

Microsoft Business Division (“MBD”) offerings include the Microsoft Office system and Microsoft Dynamics business solutions. Microsoft Office system products are designed to increase personal, team, and organization productivity through a range of programs, services, and software solutions. Microsoft Office system offerings generate over 90% of MBD revenue. Microsoft Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications. We evaluate our results based upon the nature of the end user in two primary parts: business revenue, which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue; and consumer revenue, which includes revenue from retail packaged product sales and OEM revenue.

MBD revenue increased primarily reflecting sales of the 2010 Microsoft Office system, which was released during the fourth quarter of fiscal year 2010. Business revenue increased $396 million or 11%, primarily reflecting licensing of the 2010 Microsoft Office system to transactional business customers, growth in multi-year licensing revenue, and a 4% increase in Microsoft Dynamics revenue. Consumer revenue increased $216 million or 26% due to sales of the 2010 Microsoft Office system and growth in the PC market.

MBD operating income increased due mainly to revenue growth, offset in part by higher cost of revenue. Cost of revenue increased $81 million or 30%, primarily driven by higher costs of providing services and increased traffic acquisition costs.

PART I

Item 2

Entertainment and Devices Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2010	2009

Revenue	$1,795	$1,412	27%
Operating income	$382	$260	47%

Entertainment and Devices Division (“EDD”) offerings include the Xbox 360 platform (which includes the Xbox 360 gaming and entertainment console, Xbox 360 video games, Xbox LIVE, and Xbox 360 accessories, including Kinect for Xbox 360 launching in November 2010), the Zune digital music and entertainment platform, PC game software, online games and services, Mediaroom (our Internet protocol television software), and Windows Phone.

EDD revenue increased primarily reflecting higher Xbox 360 platform revenue. Xbox 360 platform revenue grew $409 million or 33%, primarily reflecting increased volumes of Xbox 360 consoles sold and higher Xbox 360 video game revenue led by Halo Reach. We shipped 2.8 million Xbox 360 consoles during the first quarter of fiscal year 2011, compared with 2.1 million Xbox 360 consoles during the first quarter of fiscal year 2010. Halo Reach launched in September 2010 generating approximately $350 million of revenue during the quarter.

EDD operating income increased primarily reflecting revenue growth, offset in part by higher operating expenses. Cost of revenue increased $152 million or 19% primarily due to higher volumes of Xbox 360 consoles sold. Research and development expenses increased $65 million or 30%, primarily reflecting higher headcount-related expenses. Sales and marketing expenses increased $39 million or 27% due mainly to increased Xbox 360 platform marketing activities.

Corporate-Level Activity

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2010	2009

Corporate-level activity	$(1,047)	$(848)	(23)%

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; and legal settlements and contingencies. Corporate-level expenses increased due mainly to a $113 million increase in legal charges and a 6% increase in headcount-related expenses.

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2010	2009

Cost of revenue	$3,139	$2,842	10%
As a percent of revenue	19%	22%	(3)ppt

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our Web sites and to acquire online advertising space (“traffic acquisition costs”); costs incurred to support and maintain Internet-based products and services; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs. Cost of revenue increased primarily due to higher online costs and increased volumes of Xbox 360 consoles sold.

PART I

Item 2

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2010	2009

Research and development	$2,196	$2,065	6%
As a percent of revenue	14%	16%	(2)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. Research and development expenses increased, primarily reflecting a 5% increase in headcount-related expenses and higher third-party development and programming costs.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2010	2009

Sales and marketing	$2,806	$2,790	1%
As a percent of revenue	17%	22%	(5)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased slightly, primarily reflecting increased advertising and marketing of Windows and Windows Live and the Xbox 360 platform, offset in part by decreased corporate marketing and advertising expenses.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2010	2009

General and administrative	$938	$741	27%
As a percent of revenue	6%	6%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative headcount, and legal and other administrative fees. General and administrative expenses increased primarily due to increased legal charges, as discussed under Corporate-Level Activity above, and an increase in headcount-related expenses.

PART I

Item 2

OTHER INCOME AND INCOME TAXES

Other Income

The components of other income were as follows:

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2010	2009

Dividends and interest income	$210	$203	3%
Interest expense	(45)	(38)	(18)%
Net recognized gains on investments	34	70	(51)%
Net losses on derivatives	(5)	(4)	(25)%
Net gains (losses) on foreign currency remeasurements	(42)	55	*
Other	(38)	(3)	*

Total	$114	$283	(60)%

*	Not meaningful

Dividends and interest income increased slightly due to higher average portfolio investment balances, offset in part by lower yields on our fixed-income investments. Interest expense increased due to our increased issuance of debt. Net recognized gains on investments decreased primarily due to fewer gains on sales of investments in the current period as compared to the prior period. Net losses on foreign currency remeasurements increased primarily due to currency movements net of our hedging activities.

Income Taxes

Our effective tax rates were approximately 25% for the three months ended September 30, 2010 and 2009.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $44.2 billion as of September 30, 2010, compared with $36.8 billion as of June 30, 2010. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Equity and other investments were $9.2 billion as of September 30, 2010, compared with $7.8 billion as of June 30, 2010.

While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of September 30, 2010 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $909 million as of September 30, 2010. Our average and maximum securities lending payable balances for the three months ended September 30, 2010 were $1.7 billion and $2.6 billion, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments,

PART I

Item 2

such as exchange-traded mutual funds, domestic and international equities, and U.S. treasuries. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments such as corporate notes and bonds, foreign government bonds, mortgage-backed securities, and agency securities. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured using unobservable inputs are an immaterial portion of our portfolio.

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

Debt

In September 2010, we issued $4.75 billion of debt securities. See further discussion of these securities under “Notes” below. As of September 30, 2010, we had $10.7 billion of issued and outstanding debt comprising $1.0 billion of commercial paper and $9.7 billion of long-term debt, including $1.3 billion of convertible debt.

Short-term Debt

As of September 30, 2010, our $1.0 billion of commercial paper issued and outstanding had a weighted average interest rate, including issuance costs, of 0.19% and maturities of 29 to 42 days. The estimated fair value of this commercial paper approximates its carrying value.

We have a $1.0 billion 364-day credit facility, which expires on November 5, 2010, and which serves as a back-up for our commercial paper program. As of September 30, 2010, we were in compliance with the financial covenant in the credit facility agreement, which requires a coverage ratio be maintained of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense. No amounts were drawn against the credit facility during any of the periods presented.

Long-term Debt

Notes

As of September 30, 2010, we had issued and outstanding $8.5 billion of debt securities as follows: $1.0 billion aggregate principal amount of 0.875% notes due 2013, $2.0 billion aggregate principal amount of 2.95% notes due 2014, $1.75 billion aggregate principal amount of 1.625% notes due 2015, $1.0 billion aggregate principal amount of 4.20% notes due 2019, $1.0 billion aggregate principal amount of 3.0% notes due 2020, $750 million aggregate principal amount of 5.20% notes due 2039, and $1.0 billion aggregate principal amount of 4.5% notes due 2040, (collectively “the Notes”). The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share.

PART I

Item 2

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

Unearned Revenue

Unearned revenue at September 30, 2010 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at September 30, 2010 also included payments for: post-delivery support and consulting services to be performed in the future, Xbox LIVE subscriptions; Microsoft Dynamics business solutions products; unspecified upgrades/enhancements of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP; technology guarantee programs, including the 2010 Microsoft Office technology guarantee program; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of September 30, 2010:

(In millions)

Three Months Ending,

December 31, 2010	$5,694
March 31, 2011	3,939
June 30, 2011	2,347
September 30, 2011	787
Thereafter	1,152

Total	$13,919

Cash Flows

Cash flows from operations increased $2.1 billion to $8.2 billion due mainly to increased revenue and cash collections, partially offset by a decrease in unearned revenue. Cash used in financing decreased $1.6 billion to $639 million due mainly to $4.7 billion of proceeds from issuances of long-term debt in the current quarter, partially offset by a $2.9 billion increase in common stock repurchases. Cash used in investing increased $3.8 billion to $5.0 billion due mainly to a $2.5 billion increase in cash used for combined investment purchases, sales, and maturities and a $1.1 billion decrease in cash from securities lending.

Share Repurchases

During the three months ended September 30, 2010, we repurchased approximately 163 million shares of Microsoft common stock for $4.0 billion under the repurchase plan we announced on September 22, 2008. All repurchases

PART I

Item 2

were made using cash resources. As of September 30, 2010, approximately $19.7 billion remained of the $40.0 billion approved repurchase amount. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date

			(in millions)

September 21, 2010	$0.16	November 18, 2010	$1,370	December 9, 2010
September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009

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

We believe existing cash, cash equivalents and short-term investments, together with funds generated from operations, should be sufficient to meet operating requirements, regular quarterly dividends, debt repayment schedules, and share repurchases. Our philosophy regarding the maintenance of a balance sheet with a large component of cash and cash equivalents, short-term investments, and equity and other investments, reflects our views on potential future capital requirements relating to research and development, creation and expansion of sales distribution channels, investments and acquisitions, share dilution management, legal risks, and challenges to our business model. We regularly assess our investment management approach in view of our current and potential future needs. We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. While we currently do not foresee a need to repatriate funds, should we require more capital in the U.S. than is generated by our operations locally, we could elect to repatriate funds held in foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates or increased interest expense.

As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $15.0 billion at September 30, 2010. Our retained deficit is not expected to affect our future ability to operate, pay dividends, or repay our debt given our continuing profitability and strong cash and financial position.

RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

On July 1, 2010, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on revenue recognition. Under the new guidance on arrangements that include software elements, tangible products that have software components that are essential to the functionality of the tangible product are no longer within the scope of

PART I

Item 2

the software revenue recognition guidance, and software-enabled products are now subject to other relevant revenue recognition guidance. Additionally, the FASB issued guidance on revenue arrangements with multiple deliverables that are outside the scope of the software revenue recognition guidance. Under the new guidance, when vendor specific objective evidence or third party evidence for deliverables in an arrangement cannot be determined, a best estimate of the selling price is required to separate deliverables and allocate arrangement consideration using the relative selling price method. The new guidance includes new disclosure requirements on how the application of the relative selling price method affects the timing and amount of revenue recognition. Adoption of the new guidance did not have a material impact on our financial statements.

On July 1, 2010, we adopted new guidance issued by the FASB on the consolidation of variable interest entities. The new guidance requires revised evaluations of whether entities represent variable interest entities, ongoing assessments of control over such entities, and additional disclosures for variable interests. Adoption of the new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In January 2010, the FASB issued guidance to amend the disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). The guidance will become effective for us with the reporting period beginning July 1, 2011. Other than requiring additional disclosures, the adoption of this new guidance will not have a material impact on our financial statements.

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

PART I

Item 2

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

PART I

Item 2, 3

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

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured

PART I,II

Item 3, 4, 1, 1A

in the model, including liquidity risk, operational risk, and legal risk. The following table sets forth the one-day VaR for substantially all of our positions as of September 30, 2010 and June 30, 2010 and for the three months ended September 30, 2010:

(In millions)

	September 30, 2010	June 30, 2010	Three Months Ended September 30, 2010

Risk Categories			Average	High	Low

Foreign currency	$ 51	$57	$58	$75	$46
Interest rate	$ 53	$58	$53	$58	$50
Equity	$ 212	$183	$197	$212	$184
Commodity	$ 19	$19	$19	$22	$18

Total one-day VaR for the combined risk categories was $253 million at September 30, 2010 and $235 million at June 30, 2010. The total VaR is 25% less at September 30, 2010, and 26% less at June 30, 2010, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 – Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding certain legal proceedings in which we are involved.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

The cloud-based computing model presents execution and competitive risks.    We are transitioning to a computing environment characterized by cloud-based services used with smart client devices. Our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud. We are devoting significant resources to develop and deploy our own competing cloud-based software plus services strategies. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

•	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing traffic and market share;

•

maintaining the utility, compatibility and performance of our cloud-based services on the growing array of computing devices, including smartphones, handheld computers, netbooks, tablets and television set top devices; and

PART II

Item 1A

•	continuing to enhance the attractiveness of our cloud platforms to third-party developers.

Challenges to our business models may reduce our revenues or operating margins.    Whether our software runs in the cloud or on a device, we continue to face challenges from alternative means of developing and licensing software. Under our license-based software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. Certain “open source” software business models challenge our license-based software model. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. A number of commercial firms compete with us using an open source business model by modifying and then distributing open source software to end users at nominal cost and earning revenue on complementary services and products. These firms do not bear the full costs of research and development for the software. In some cases, their products may infringe patents granted to Microsoft for our inventions. In addition, advertising-based business models seek revenue by delivering third party advertisements to end customers who receive the software and services at no direct costs. Gains in market acceptance of open source or advertising based software may adversely affect our sales, revenue, and operating margins.

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

We derive substantial revenue from licenses of Windows operating systems on personal computers. It is uncertain to what extent alternative devices and form factors will increase the number of computing devices that users own or will substitute for users’ personal computer purchases. Alternative devices also run operating systems and applications developed by our competitors. These factors could impact our revenues and margins.

We face intense competition.    We continue to experience intense competition across all markets for our products and services. Our competitors range in size from Fortune 100 companies to small, specialized single-product businesses and open source community-based projects. Although we believe the breadth of our businesses and product portfolio is a competitive advantage, our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low and products, once developed, can be distributed broadly and quickly at relatively low cost. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our products, in some cases in violation of our intellectual property rights or on the basis of technical specifications for Microsoft technologies that we make available at little or no cost in connection with our interoperability initiatives. In response to competition, we continue to develop versions of our products with basic functionality that are sold at lower prices than the standard versions. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income.

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

PART II

Item 1A

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

PART II

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

PART II

Item 1A

We make significant investments in new products and services that may not be profitable.    Our growth depends on our ability to innovate by offering new, and adding value to our existing, software and service offerings. We will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including the Windows PC operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, Zune, Windows Live, the Windows Azure Services platform, and other cloud-based services offerings, and Xbox 360. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. Our degree of success with Windows Phone, for example, will impact our ability to grow share of the smartphone operating system market. It will also be an important factor in supporting our strategy of delivering value to end users seamlessly over PC, phone, and TV device classes. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

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

PART II

Item 1A

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

PART II

Item 1A, 2

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

July 1, 2010 – July 31, 2010	28,792,419	$ 24.73	28,792,419	$ 22,966
August 1, 2010 – August 31, 2010	85,098,132	$ 24.56	85,098,132	$ 20,876
September 1, 2010 – September 30, 2010	48,984,901	$ 24.45	48,984,901	$ 19,678

	162,875,452		162,875,452

During the first quarter of fiscal year 2011, we repurchased 162.9 million shares of Microsoft common stock for $4.0 billion using cash resources. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2010, approximately $19.7 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

PART II

Item 6

ITEM 6. EXHIBITS

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (Incorporated by reference to Current Report on Form 8-K dated September 27, 2010)

10.18	Form of Executive Officer Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished, not filed.

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

October 28, 2010