Form 10-Q
period 2010-12-31
MICROSOFT CORP
filed 2011-01-27
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2010

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 21, 2011

Common Stock, $0.00000625 par value per share	8,402,382,031 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2010

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Revenue	$19,953	$19,022	$36,148	$31,942
Operating expenses:
Cost of revenue	4,833	3,628	7,972	6,470
Research and development	2,185	2,079	4,381	4,144
Sales and marketing	3,825	3,619	6,631	6,409
General and administrative	945	1,183	1,883	1,924

Total operating expenses	11,788	10,509	20,867	18,947

Operating income	8,165	8,513	15,281	12,995
Other income	332	370	446	653

Income before income taxes	8,497	8,883	15,727	13,648
Provision for income taxes	1,863	2,221	3,683	3,412

Net income	$6,634	$6,662	$12,044	$10,236

Earnings per share:
Basic	$0.78	$0.75	$1.41	$1.15
Diluted	$0.77	$0.74	$1.39	$1.14

Weighted average shares outstanding:
Basic	8,497	8,856	8,555	8,885
Diluted	8,570	8,951	8,646	8,975

Cash dividends declared per common share	$0.16	$0.13	$0.32	$0.26

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions)

December 31, 2010		June 30, 2010	(1)
(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$4,023	$5,505
Short-term investments (including securities loaned of $982 and $62)	37,229	31,283

Total cash, cash equivalents, and short-term investments	41,252	36,788
Accounts receivable, net of allowance for doubtful accounts of $317 and $375	12,874	13,014
Inventories	861	740
Deferred income taxes	2,548	2,184
Other	2,149	2,950

Total current assets	59,684	55,676
Property and equipment, net of accumulated depreciation of $9,279 and $8,629	7,799	7,630
Equity and other investments	10,022	7,754
Goodwill	12,502	12,394
Intangible assets, net	992	1,158
Other long-term assets	1,307	1,501

Total assets	$92,306	$86,113

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,863	$4,025
Short-term debt	0	1,000
Accrued compensation	2,402	3,283
Income taxes	1,439	1,074
Short-term unearned revenue	12,063	13,652
Securities lending payable	1,355	182
Other	3,190	2,931

Total current liabilities	24,312	26,147
Long-term debt	9,671	4,939
Long-term unearned revenue	1,354	1,178
Deferred income taxes	826	229
Other long-term liabilities	7,662	7,445

Total liabilities	43,825	39,938
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,403 and 8,668	61,646	62,856
Retained deficit, including accumulated other comprehensive income of $1,697 and $1,055	(13,165)	(16,681)

Total stockholders’ equity	48,481	46,175

Total liabilities and stockholders’ equity	$92,306	$86,113

(1)	Derived from audited financial statements.

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Operations
Net income	$6,634	$6,662	$12,044	$10,236
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	663	615	1,357	1,261
Stock-based compensation expense	553	485	1,081	928
Net recognized gains on investments and derivatives	(226)	(188)	(255)	(254)
Excess tax benefits from stock-based compensation	(4)	(15)	(9)	(24)
Deferred income taxes	(117)	550	(265)	504
Deferral of unearned revenue	6,834	6,926	12,715	13,605
Recognition of unearned revenue	(7,301)	(9,126)	(14,163)	(15,363)
Changes in operating assets and liabilities:
Accounts receivable	(3,270)	(2,789)	404	(41)
Inventories	380	558	(88)	139
Other current assets	(77)	686	131	451
Other long-term assets	118	16	180	(62)
Accounts payable	216	3	(184)	(33)
Other current liabilities	(500)	282	(1,411)	(921)
Other long-term liabilities	283	304	843	650

Net cash from operations	4,186	4,969	12,380	11,076

Financing
Short-term debt repayments, maturities of 90 days or less, net	(1,000)	(475)	(186)	(97)
Proceeds from issuance of debt, maturities longer than 90 days	0	1,046	4,721	1,741
Repayments of debt, maturities longer than 90 days	0	(573)	(814)	(1,396)
Common stock issued	660	729	837	977
Common stock repurchased	(5,052)	(3,867)	(9,451)	(5,407)
Common stock cash dividends paid	(1,363)	(1,152)	(2,481)	(2,309)
Excess tax benefits from stock-based compensation	4	15	9	24
Other	0	0	(25)	0

Net cash used in financing	(6,751)	(4,277)	(7,390)	(6,467)

Investing
Additions to property and equipment	(491)	(376)	(1,055)	(811)
Acquisition of companies, net of cash acquired	(69)	(63)	(69)	(102)
Purchases of investments	(5,896)	(4,287)	(13,313)	(14,777)
Maturities of investments	1,836	1,896	2,706	5,394
Sales of investments	2,603	3,361	4,030	7,778
Securities lending payable	447	(623)	1,174	1,227

Net cash used in investing	(1,570)	(92)	(6,527)	(1,291)

Effect of exchange rates on cash and cash equivalents	(3)	(1)	55	28

Net change in cash and cash equivalents	(4,138)	599	(1,482)	3,346
Cash and cash equivalents, beginning of period	8,161	8,823	5,505	6,076

Cash and cash equivalents, end of period	$4,023	$9,422	$4,023	$9,422

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Common stock and paid-in capital
Balance, beginning of period	$61,935	$62,293	$62,856	$62,382
Common stock issued	660	779	837	1,027
Common stock repurchased	(1,405)	(923)	(2,980)	(1,656)
Stock-based compensation	553	485	1,081	928
Stock-based compensation income tax deficiencies	(97)	(68)	(148)	(115)

Balance, end of period	61,646	62,566	61,646	62,566

Retained deficit
Balance, beginning of period	(14,993)	(21,081)	(16,681)	(22,824)
Net income	6,634	6,662	12,044	10,236
Other comprehensive income:
Net unrealized losses on derivatives	(80)	(42)	(586)	(361)
Net unrealized gains on investments	284	65	1,016	653
Translation adjustments and other	(26)	(35)	212	61

Comprehensive income	6,812	6,650	12,686	10,589
Common stock cash dividends	(1,337)	(1,140)	(2,699)	(2,297)
Common stock repurchased	(3,647)	(2,712)	(6,471)	(3,751)

Balance, end of period	(13,165)	(18,283)	(13,165)	(18,283)

Total stockholders’ equity	$48,481	$44,283	$48,481	$44,283

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

(In millions, except earnings per share)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Net income available for common shareholders (A)	$6,634	$6,662	$12,044	$10,236

Weighted average shares of common stock (B)	8,497	8,856	8,555	8,885
Dilutive effect of stock-based awards	73	95	91	90

Common stock and common stock equivalents (C)	8,570	8,951	8,646	8,975

Earnings Per Share:
Basic (A/B)	$0.78	$0.75	$1.41	$1.15
Diluted (A/C)	$0.77	$0.74	$1.39	$1.14

We excluded the following shares underlying stock-based awards from the calculations of diluted earnings per share because their inclusion would have been anti-dilutive:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Shares excluded from calculations of diluted EPS	56	101	57	155

The decrease in anti-dilutive shares is due mainly to the decrease in employee stock options outstanding.

In June 2010, we issued $1.25 billion of zero-coupon debt securities that are convertible into shares of our common stock if certain conditions are met. Shares of common stock into which the debt could convert were excluded from the calculation of diluted earnings per share because their inclusion would have been anti-dilutive. See also Note 10 – Debt.

NOTE 3    OTHER INCOME

The components of other income were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Dividends and interest income	$205	$197	$415	$400
Interest expense	(72)	(38)	(117)	(76)
Net recognized gains on investments	118	92	152	162
Net gains on derivatives	108	96	103	92
Net gains (losses) on foreign currency remeasurements	(27)	(23)	(69)	32
Other	0	46	(38)	43

Total	$332	$370	$446	$653

PART I

Item 1

NOTE 4    INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

December 31, 2010
Cash	$1,811	$0	$0	$1,811	$1,811	$0	$0
Mutual funds	367	0	0	367	367	0	0
Certificates of deposit	1,100	0	0	1,100	742	358	0
U.S. Government and Agency securities	26,535	137	(7)	26,665	1,103	25,562	0
Foreign government bonds	553	13	0	566	0	566	0
Mortgage-backed securities	2,629	112	(6)	2,735	0	2,735	0
Corporate notes and bonds	7,118	311	(14)	7,415	0	7,415	0
Municipal securities	527	4	(5)	526	0	526	0
Common and preferred stock	7,197	2,337	(107)	9,427	0	0	9,427
Other investments	662	0	0	662	0	67	595

Total	$48,499	$2,914	$(139)	$51,274	$4,023	$37,229	$10,022

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2010
Cash	$1,661	$0	$0	$1,661	$1,661	$0	$0
Mutual funds	1,120	0	0	1,120	1,120	0	0
Commercial paper	188	0	0	188	13	175	0
Certificates of deposit	348	0	0	348	68	280	0
U.S. Government and Agency securities	21,036	167	(1)	21,202	1,822	19,380	0
Foreign government bonds	518	13	0	531	0	531	0
Mortgage-backed securities	3,137	135	(7)	3,265	0	3,265	0
Corporate notes and bonds	7,450	289	(18)	7,721	701	7,020	0
Municipal securities	726	22	(1)	747	120	627	0
Common and preferred stock	6,640	1,030	(418)	7,252	0	0	7,252
Other investments	507	0	0	507	0	5	502

Total	$43,331	$1,656	$(445)	$44,542	$5,505	$31,283	$7,754

PART I

Item 1

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2010

U.S. Government and Agency securities	$2,013	$(7)	$0	$0	$2,013	$(7)
Mortgage-backed securities	79	(5)	16	(1)	95	(6)
Corporate notes and bonds	635	(13)	70	(1)	705	(14)
Municipal securities	255	(5)	0	0	255	(5)
Common and preferred stock	951	(80)	193	(27)	1,144	(107)

Total	$3,933	$(110)	$279	$(29)	$4,212	$(139)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2010

U.S. Government and Agency securities	$216	$(1)	$0	$0	$216	$(1)
Mortgage-backed securities	105	(6)	18	(1)	123	(7)
Corporate notes and bonds	1,124	(13)	89	(5)	1,213	(18)
Municipal securities	66	(1)	0	0	66	(1)
Common and preferred stock	2,102	(339)	190	(79)	2,292	(418)

Total	$3,613	$(360)	$297	$(85)	$3,910	$(445)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2010.

At December 31, 2010 and June 30, 2010, the recorded bases and estimated fair values of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $279 million and $216 million, respectively.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

December 31, 2010

Due in one year or less	$21,169	$21,273
Due after one year through five years	11,677	11,887
Due after five years through 10 years	2,397	2,513
Due after 10 years	3,219	3,334

Total	$38,462	$39,007

PART I

Item 1

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of December 31, 2010 and June 30, 2010, the total notional amounts of these foreign exchange contracts sold were $11.6 billion and $9.3 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of December 31, 2010 and June 30, 2010, the total notional amounts of these foreign exchange contracts sold were $543 million and $523 million, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of December 31, 2010, the total notional amounts of these foreign exchange contracts purchased and sold were $4.5 billion and $6.1 billion, respectively. As of June 30, 2010, the total notional amounts of these foreign exchange contracts purchased and sold were $7.8 billion and $5.3 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of December 31, 2010, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.5 billion and $1.1 billion, respectively. As of June 30, 2010, the total notional amounts of designated and non-designated equity contracts purchased and sold were $918 million and $472 million, respectively.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of December 31, 2010, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.0 billion and $433 million, respectively. As of June 30, 2010, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.1 billion and $1.8 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of December 31, 2010 and June 30, 2010, the total notional derivative amount of mortgage contracts purchased were $645 million and $305 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low cost method of managing exposure to individual credit risks or groups of credit risks. As of December 31, 2010 and June 30, 2010, the total notional amounts of credit contracts purchased and sold were immaterial.

PART I

Item 1

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap, futures and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of December 31, 2010, the total notional amounts of commodity contracts purchased and sold were $1.4 billion and $456 million, respectively. As of June 30, 2010, the total notional amounts of commodity contracts purchased and sold were $1.1 billion and $376 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2010, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

Fair Values of Derivative Instruments

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For a derivative instrument designated as a fair value hedge, the gain (loss) is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged item attributed to the risk being hedged. For options designated as fair value hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

For derivative instruments designated as cash flow hedges, the effective portion of the derivative’s gain (loss) is initially reported as a component of other comprehensive income (“OCI”) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings.

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

Following are the gross fair values of derivative instruments designated as hedging instruments (“designated hedge derivatives”) and not designated as hedging instruments (“non-designated hedge derivatives”) that were held at December 31, 2010 and June 30, 2010. The fair values exclude the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

PART I

Item 1

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

December 31, 2010

Assets
Non-designated hedge derivatives:
Short-term investments	$12	$173	$18	$11	$96	$310
Other current assets	46	0	0	0	0	46

Total	$58	$173	$18	$11	$96	$356
Designated hedge derivatives:
Short-term investments	$2	$0	$0	$0	$0	$2
Other current assets	142	0	0	0	0	142

Total	$144	$0	$0	$0	$0	$144

Total assets	$202	$173	$18	$11	$96	$500

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(48)	$(11)	$(6)	$(13)	$(34)	$(112)
Designated hedge derivatives:
Other current liabilities	$(358)	$0	$0	$0	$0	$(358)

Total liabilities	$(406)	$(11)	$(6)	$(13)	$(34)	$(470)

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2010

Assets
Non-designated hedge derivatives:
Short-term investments	$15	$134	$12	$7	$8	$176
Other current assets	34	0	0	0	0	34

Total	$49	$134	$12	$7	$8	$210
Designated hedge derivatives:
Short-term investments	$3	$0	$0	$0	$0	$3
Other current assets	563	0	0	0	0	563

Total	$566	$0	$0	$0	$0	$566

Total assets	$615	$134	$12	$7	$8	$776

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(60)	$(17)	$(33)	$(41)	$(5)	$(156)
Designated hedge derivatives:
Other current liabilities	$(9)	$0	$0	$0	$0	$(9)

Total liabilities	$(69)	$(17)	$(33)	$(41)	$(5)	$(165)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair Value Hedges

We recognized in other income the following gains (losses) related to foreign exchange contracts designated as fair value hedges (our only fair value hedges during the periods presented) and their related hedged items:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Derivatives	$2	$89	$(50)	$(104)
Hedged items	(2)	(85)	48	103

Total	$0	$4	$(2)	$(1)

Cash Flow Hedges

We recognized the following gains (losses) related to foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Effective Portion
Gain (loss) recognized in OCI, net of tax effect of $(24) for the three months ended and $(267) for the six months ended December 31, 2010, and $1 for the three months and $(111) for the six months ended December 31, 2009	$(45)	$2	$(497)	$(207)
Gain reclassified from OCI into revenue	55	68	139	237

Amount Excluded from Effectiveness Assessment and Ineffective Portion
Gain (loss) recognized in other income	(16)	26	(103)	(14)

We estimate that $104 million of net derivative losses included in OCI will be reclassified into earnings within the next 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months and six months ended December 31, 2010 and 2009.

Non-Designated Derivatives

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense). These amounts are shown in the table below, with the exception of gains (losses) on derivatives presented in income statement line items other than other income (expense), which were immaterial for the three months and six months ended December 31, 2010 and 2009. Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) below are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities.

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Foreign exchange contracts	$(25)	$47	$(85)	$90
Equity contracts	(2)	7	31	16
Interest-rate contracts	24	9	12	12
Credit contracts	10	2	28	11
Commodity contracts	93	54	158	69

Total	$100	$119	$144	$198

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

December 31, 2010

Assets
Mutual funds	$367	$0	$0	$367	$0	$367
Certificates of deposit	0	1,100	0	1,100	0	1,100
U.S. Government and Agency securities	20,722	5,942	0	26,664	0	26,664
Foreign government bonds	257	316	0	573	0	573
Mortgage-backed securities	0	2,736	0	2,736	0	2,736
Corporate notes and bonds	0	7,067	171	7,238	0	7,238
Municipal securities	0	526	0	526	0	526
Common and preferred stock	9,085	58	5	9,148	0	9,148
Derivatives	17	468	15	500	(325)	175

Total	$30,448	$18,213	$191	$48,852	$(325)	$48,527

Liabilities
Derivatives and other	$93	$456	$0	$549	$(325)	$224

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2010

Assets
Mutual funds	$1,120	$0	$0	$1,120	$0	$1,120
Commercial paper	0	172	0	172	0	172
Certificates of deposit	0	348	0	348	0	348
U.S. Government and Agency securities	16,473	4,756	0	21,229	0	21,229
Foreign government bonds	239	294	0	533	0	533
Mortgage-backed securities	0	3,264	0	3,264	0	3,264
Corporate notes and bonds	0	7,460	167	7,627	0	7,627
Municipal securities	0	747	0	747	0	747
Common and preferred stock	6,988	43	5	7,036	0	7,036
Derivatives	22	745	9	776	(207)	569

Total	$24,842	$17,829	$181	$42,852	$(207)	$42,645

Liabilities
Derivatives and other	$85	$137	$0	$222	$(205)	$17

(a)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

PART I

Item 1

The table below reconciles the total Net Fair Value of assets above to the balance sheet presentation of these same assets in Note 4 – Investments for December 31, 2010 and June 30, 2010.

(In millions)

	December 31, 2010	June 30, 2010

Net fair value of assets measured at fair value on a recurring basis	$48,527	$42,645
Cash	1,811	1,661
Common and preferred stock measured at fair value on a nonrecurring basis	279	216
Other investments measured at fair value on a nonrecurring basis	596	502
Less derivative assets classified as other current assets	(16)	(544)
Other	77	62

Recorded basis of investment components	$51,274	$44,542

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three months and six months ended December 31, 2010 and 2009 in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in OCI.

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months and Six Months Ended December 31, 2010

Balance as of June 30, 2010	$167	$5	$9	$181
Total realized and unrealized gains (losses):
Included in other income (expense)	2	0	7	9
Included in other comprehensive income	(2)	0	0	(2)

Balance as of September 30, 2010	$167	$5	$16	$188
Total realized and unrealized gains:
Included in other income (expense)	2	0	(1)	1
Included in other comprehensive income	2	0	0	2

Balance as of December 31, 2010	$171	$5	$15	$191

Change in unrealized gains (losses) included in other income (expense) for the three months ended December 31, 2010 related to assets held as of December 31, 2010	$2	$0	$(1)	$1
Change in unrealized gains (losses) included in other income (expense) for the six months ended December 31, 2010 related to assets held as of December 31, 2010	$4	$0	$6	$10

PART I

Item 1

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months and Six Months Ended December 31, 2009

Balance as of June 30, 2009	$253	$5	$5	$263
Total realized and unrealized gains (losses):
Included in other income (expense)	1	0	(2)	(1)
Included in other comprehensive income	(74)	0	0	(74)

Balance as of September 30, 2009	$180	$5	$3	$188
Total realized and unrealized gains:
Included in other income (expense)	1	0	1	2
Included in other comprehensive income	11	0	0	11

Balance as of December 31, 2009	$192	$5	$4	$201

Change in unrealized gains (losses) included in other income (expense) for the three months ended December 31, 2009 related to assets held as of December 31,2009	$1	$0	$1	$2
Change in unrealized gains (losses) included in other income (expense) for the six months ended December 31, 2009 related to assets held as of December 31, 2009	$2	$0	$(1)	$1

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months and six months ended December 31, 2010 and 2009, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a non-recurring basis.

NOTE 7    INVENTORIES

The components of inventories were as follows:

(In millions)

December 31, 2010		June 30, 2010

Raw materials	$151	$172
Work in process	54	16
Finished goods	656	552

Total	$861	$740

PART I

Item 1

NOTE 8    GOODWILL

Changes in our goodwill balances during the three months and six months ended December 31, 2010 were as follows:

(In millions)	Balance	Acquisitions	Purchase Accounting Adjustments and Other	Balance

September 30, 2010		December 31, 2010

Windows & Windows Live Division	$89	$0	$0	$89
Server and Tools	1,125	13	0	1,138
Online Services Division	6,373	0	0	6,373
Microsoft Business Division	4,102	0	(11)	4,091
Entertainment and Devices Division	782	30	(1)	811

Total	$12,471	$43	$(12)	$12,502

(In millions)	Balance	Acquisitions	Purchase Accounting Adjustments and Other	Balance

June 30, 2010		December 31, 2010

Windows & Windows Live Division	$77	$0	$12	$89
Server and Tools	1,118	13	7	1,138
Online Services Division	6,373	0	0	6,373
Microsoft Business Division	4,024	0	67	4,091
Entertainment and Devices Division	802	30	(21)	811

Total	$12,394	$43	$65	$12,502

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

NOTE 9    INTANGIBLE ASSETS

The components of intangible assets were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2010			June 30, 2010

Contract-based	$1,067	$(935)	$132	$1,075	$(914)	$161
Technology-based	2,321	(1,639)	682	2,308	(1,521)	787
Marketing-related	113	(91)	22	114	(86)	28
Customer-related	392	(236)	156	390	(208)	182

Total	$3,893	$(2,901)	$992	$3,887	$(2,729)	$1,158

PART I

Item 1

Intangible assets amortization expense was $126 million for the three months and $250 million for the six months ended December 31, 2010 as compared with $169 million for the three months and $318 million for the six months ended December 31, 2009. The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2010:

(In millions)

Year Ending June 30,

2011 (excluding the six months ended December 31, 2010)	$252
2012	392
2013	251
2014	57
2015	16
2016 and thereafter	24

Total	$992

NOTE 10    DEBT

Short-term Debt

During the three months ended December 31, 2010, we repaid $1.0 billion of commercial paper, leaving zero outstanding.

On November 5, 2010, our $1.0 billion 364-day credit facility expired. This facility served as a back-up for our commercial paper program. No amounts were drawn against the credit facility during any of the periods presented.

Long-term Debt

As of December 31, 2010, the total carrying value and estimated fair value of our long-term debt, including convertible debt, were $9.7 billion and $9.8 billion, respectively. The estimated fair value is based on quoted prices for our publicly-traded debt as of December 31, 2010, as applicable.

The components of long-term debt and the associated interest rates and semi-annual interest record and payment dates were as follows as of December 31, 2010:

Due Date	Face Value	Interest Rate	Record Date	Pay Date	Record Date	Pay Date

Notes	(In millions)

September 27, 2013	$1,000	0.875%	March 15	March 27	September 15	September 27
June 1, 2014	2,000	2.950%	May 15	June 1	November 15	December 1
September 25, 2015	1,750	1.625%	March 15	March 25	September 15	September 25
June 1, 2019	1,000	4.200%	May 15	June 1	November 15	December 1
October 1, 2020	1,000	3.000%	March 15	April 1	September 15	October 1
June 1, 2039	750	5.200%	May 15	June 1	November 15	December 1
October 1, 2040	1,000	4.500%	March 15	April 1	September 15	October 1

Convertible Debt

June 15, 2013	1,250	0.000%

Total unamortized discount	(79)

Total	$9,671

Notes

As of December 31, 2010, we had issued and outstanding $8.5 billion of debt securities as illustrated in the table above (collectively “the Notes”), including $4.75 billion of debt securities issued in September 2010. The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

PART I

Item 1

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

NOTE 11    INCOME TAXES

Our effective tax rates were approximately 22% and 25% for the three months ended December 31, 2010 and 2009, respectively, and 23% and 25% for the six months ended December 31, 2010 and 2009, respectively. The reduction in the rate was due to a higher mix of earnings taxed at lower rates in foreign jurisdictions, and the retroactive extension of the research and development tax credit in the United States. Tax contingencies and other tax liabilities were $6.9 billion as of December 31, 2010 and June 30, 2010, and were included in other long-term liabilities.

NOTE 12    UNEARNED REVENUE

The components of unearned revenue were as follows:

(In millions)

December 31, 2010		June 30, 2010

Volume licensing programs	$11,119	$12,180
Undelivered elements	221	624
Other	2,077	2,026

Total	$13,417	$14,830

Unearned revenue by segment was as follows:

(In millions)

December 31, 2010		June 30, 2010

Windows & Windows Live Division	$1,467	$1,701
Server and Tools	4,938	5,282
Microsoft Business Division	6,171	7,004
Other segments	841	843

Total	$13,417	$14,830

PART I

Item 1

NOTE 13    COMMITMENTS AND GUARANTEES

Yahoo! Commercial Agreement

On December 4, 2009, we entered into a definitive agreement with Yahoo! whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo! Web sites. The term of the agreement is 10 years subject to termination provisions after five years based on performance.

Microsoft provided Yahoo! with revenue per search guarantees for a period of 18 months after implementation of the Microsoft search ads platform in each country. These guarantees are calculated, paid and trued-up periodically based on the cumulative reduction in revenue per search, if any, during the 18 month period from pre-implementation levels, except in the case of the U.S. and Canada where performance during each of the first two calendar quarters after implementation is independent and not cumulative. This is a rate guarantee and not a guarantee of search volume. We estimate the total cost of the revenue per search guarantees during the guarantee period could range up to $150 million.

Microsoft also agreed to reimburse Yahoo! for certain transition expenses incurred both before and after the effective date of the agreement.

Finally, Microsoft also agreed to reimburse Yahoo! for certain costs of running algorithmic and paid search services prior to migration to Microsoft’s platform.

Product Warranty

Our aggregate product warranty liabilities, which are included in other current liabilities and other long-term liabilities, changed during the three months and six months ended December 31, 2010 as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Balance, beginning of period	$214	$289	$240	$342
Accrual for warranties issued	19	61	32	94
Adjustments to pre-existing warranties	0	(2)	0	(2)
Settlements of warranty claims	(31)	(40)	(70)	(126)

Balance, end of period	$202	$308	$202	$308

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

The settlements in all states have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make

PART I

Item 1

claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.9 billion and $2.0 billion. At December 31, 2010, we have recorded a liability related to these claims of approximately $593 million, which reflects our estimated exposure of $1.9 billion less payments made to date of approximately $1.3 billion mostly for vouchers, legal fees, and administrative expenses.

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

Patent and Intellectual Property Claims

In 2003, we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents (although this action began before the merger of Alcatel and Lucent in 2006, for simplicity we refer to the post-merger entity of Alcatel-Lucent). In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a trial on a consolidated group of one video and three user interface patents. The jury concluded that we had infringed two user interface patents and awarded $367 million in damages. In June 2008, the trial judge increased the amount of damages to $512 million to include $145 million of interest. We appealed that award to the Federal Circuit. In December 2008, we entered into a settlement agreement resolving all other litigation pending between Microsoft and Alcatel-Lucent, leaving approximately $500 million remaining in dispute. In September 2009, the United States Court of Appeals for the Federal Circuit affirmed the liability award but vacated the verdict and remanded the case to the trial court for a re-trial of the damages ruling, indicating the damages previously awarded were too high. Trial on the remanded damages claim is set to begin in July 2011.

In October 2003, Uniloc USA Inc., a subsidiary of a Singapore-based company, filed a patent infringement suit in U.S. District Court in Rhode Island, claiming that product activation technology supporting Windows XP and certain other Microsoft programs violated a Uniloc patent. After we obtained a favorable summary judgment that we did not infringe any of the claims of this patent, the court of appeals vacated the trial court decision and remanded the case for trial. In April 2009, the jury returned a $388 million verdict against us, including a finding of willful infringement. In September 2009, the district court judge overturned the jury verdict, ruling that the evidence did not support the jury’s findings either that Microsoft infringed the patent or was willful. Uniloc appealed, and in January 2011, the court of appeals reversed the district court’s finding of non-infringement (thus reinstating the jury verdict of infringement) but affirmed the district court’s ruling that Microsoft was not willful and affirmed the district court’s grant of a new trial on damages. We are exploring our options for further appellate review.

In March 2007, i4i Limited Partnership sued Microsoft in U.S. District Court in Texas claiming that certain custom XML technology in Word 2003 and 2007 infringed i4i’s patent. In May 2009, a jury returned a verdict against us, finding damages of $200 million and that we willfully infringed the patent. In August 2009, the court denied our post-trial motions and awarded enhanced damages of $40 million and prejudgment interest of $37 million. The court also issued a permanent injunction prohibiting additional distribution of the allegedly infringing technology. We appealed and the appellate court stayed the injunction pending our appeal. In December 2009, the court of appeals rejected our appeal and affirmed the trial court’s judgment and injunction, except that the court of appeals modified the effective date of the injunction to January 11, 2010. In November 2010, the U.S. Supreme Court granted our petition seeking review of the case; we expect oral argument in April 2011 and a decision in June 2011.

In October 2010, we filed suit against Motorola with the International Trade Commission and in U.S. District Court in Washington for infringement of nine Microsoft patents by Motorola’s Android-based smartphones. In addition, in November 2010, we filed suit against Motorola in U.S. District Court in Washington for breach of Motorola’s contractual commitments to the Institute of Electrical and Electronics Engineers (IEEE) and International Telecommunications Union (ITU) to license identified patents related to wireless and video coding technologies under reasonable and non-discriminatory terms and conditions. In November 2010, Motorola filed two patent infringement actions against us in U.S. District Court in Wisconsin and one in U.S. District Court in Florida on a total of sixteen patents asserted variously against Windows, Windows Phone 7, Windows Mobile 6.5, Xbox, Bing Maps, Hotmail, Messenger and Exchange Server.

PART I

Item 1

In addition to these cases, there are approximately 45 other patent infringement cases pending against Microsoft.

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

As of December 31, 2010, we had accrued aggregate liabilities of $877 million in other current liabilities and $336 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could reach approximately $950 million in aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

NOTE 15    STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Shares of common stock repurchased	188	125	351	183
Value of common stock repurchased	$5,000	$3,583	$9,000	$5,028

We repurchased all shares with cash resources. As of December 31, 2010, approximately $14.7 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal year 2011
September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010
December 15, 2010	$0.16	February 17, 2011	$1,344	March 10, 2011

Fiscal year 2010
September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009
December 9, 2009	$0.13	February 18, 2010	$1,139	March 11, 2010

The estimate of the amount to be paid as a result of the December 15, 2010 declaration was included in other current liabilities as of December 31, 2010.

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

PART I

Item 1

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

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Revenue
Windows & Windows Live Division	$4,985	$5,361	$9,690	$9,590
Server and Tools	4,392	3,980	8,354	7,528
Online Services Division	691	578	1,218	1,065
Microsoft Business Division	5,811	4,868	10,908	9,367
Entertainment and Devices Division	3,653	2,417	5,422	3,850
Unallocated and other	421	1,818	556	542

Consolidated	$19,953	$19,022	$36,148	$31,942

Operating income (loss)
Windows & Windows Live Division	$3,189	$3,575	$6,393	$6,392
Server and Tools	1,758	1,421	3,352	2,610
Online Services Division	(562)	(477)	(1,140)	(973)
Microsoft Business Division	3,731	2,924	7,038	5,687
Entertainment and Devices Division	636	363	1,002	623
Reconciling amounts	(587)	707	(1,364)	(1,344)

Consolidated	$8,165	$8,513	$15,281	$12,995

Reconciling amounts in the tables above and below include adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, depreciation, and amortization of stock-based awards.

PART I

Item 1

Significant reconciling items were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Corporate-level activity (a)	$(963)	$(1,217)	$(2,011)	$(2,052)
Stock-based compensation	65	108	244	268
Revenue reconciling amounts (b)	333	1,791	464	428
Other	(22)	25	(61)	12

Total	$(587)	$707	$(1,364)	$(1,344)

(a)	Corporate-level activity excludes stock-based compensation and revenue reconciling amounts presented separately in those line items.

(b)

For the three months ended December 31, 2009, revenue reconciling amounts include the recognition of previously deferred revenue related to sales of Windows Vista with a guarantee to be upgraded to Windows 7 at minimal or no cost and sales of Windows 7 to original equipment manufacturers and retailers before general availability.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of December 31, 2010, and the related consolidated statements of income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2010 and 2009. These interim financial statements are the responsibility of the Corporation’s management.

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

January 27, 2011

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

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products and services for many different types of computing devices. Our software products and services include operating systems for personal computers, servers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; high-performance computing applications; software development tools; and video games. We provide consulting and product and solution support services, and we train and certify computer system integrators and developers. We also design and sell hardware, including the Xbox 360 gaming and entertainment console and accessories, and Microsoft PC hardware products. Online offerings and information are delivered to consumers through Bing, Windows Live, Xbox LIVE, Microsoft Office Web Apps, our MSN portals and channels, and to businesses through Microsoft Online Services offerings, such as Microsoft Dynamics CRM Online, Exchange Online, and SharePoint Online, and through Windows Azure and SQL Azure. We enable the delivery of online advertising across our broad range of digital media properties and on Bing through our proprietary adCenter platform.

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Entertainment and Devices Division has generated approximately 40% of its yearly segment revenues in our second fiscal quarter. In addition, quarterly revenues may be impacted by the deferral of revenue. See the discussions below regarding the deferral of revenue related to sales of Windows Vista with a guarantee to be upgraded to Windows 7 at minimal or no cost and of Windows 7 to retailers before general availability (the “Windows 7 Deferral”) and sales of earlier versions of the Microsoft Office system with a guarantee to be upgraded to the newest version of the Microsoft Office system at minimal or no cost (the “Office Deferral”).

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

PART I

Item 2

All growth and percentage comparisons refer to the three months and six months ended December 31, 2010, as compared with the three months and six months ended December 31, 2009, unless otherwise noted.

RESULTS OF OPERATIONS

Summary

(In millions, except per share amounts and percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2010	2009		2010	2009

Revenue	$19,953	$19,022	5%	$36,148	$31,942	13%
Operating income	$8,165	$8,513	(4)%	$15,281	$12,995	18%
Diluted earnings per share	$0.77	$0.74	4%	$1.39	$1.14	22%

Three months ended December 31, 2010 compared with three months ended December 31, 2009

Revenue increased primarily due to strong sales of the Xbox 360 console and accessories, including Kinect, the 2010 Microsoft Office system, and Server and Tools products. This increase was offset in part by the recognition in the prior year of approximately $1.7 billion of revenue related to the Windows 7 Deferral. Changes in foreign currency exchange rates had an insignificant impact on revenue.

Operating income decreased reflecting higher operating expenses, offset in part by the change in revenue. Key changes in operating expenses were:

•	Cost of revenue increased $1.2 billion or 33%, primarily reflecting increased volumes of Xbox 360 consoles and accessories sold and higher costs associated with our online offerings.

•	General and administrative expenses decreased $238 million or 20%, due mainly to a decrease in legal charges and employee severance, offset in part by higher headcount-related expenses.

•	Sales and marketing expenses increased $206 million or 6%, primarily reflecting increased advertising and marketing of the Xbox 360 platform, Windows Phone, and Windows and Windows Live.

•	Research and development expenses increased $106 million or 5%, due mainly to higher headcount-related expenses.

Six months ended December 31, 2010 compared with six months ended December 31, 2009

Revenue increased primarily due to strong sales of the Xbox 360 console, accessories and video games, the 2010 Microsoft Office system, and Server and Tools products. Changes in foreign currency exchange rates had an insignificant impact on revenue.

Operating income increased reflecting the change in revenue, offset in part by higher operating expenses. Key changes in operating expenses were:

•	Cost of revenue increased $1.5 billion or 23%, primarily reflecting increased volumes of Xbox 360 consoles and accessories sold and higher costs associated with our online offerings.

•	Research and development expenses increased $237 million or 6%, due mainly to higher headcount-related expenses and third-party development and programming costs.

•

Sales and marketing expenses increased $222 million or 3%, primarily reflecting increased advertising and marketing of the Xbox 360 platform, Windows Phone, and Windows and Windows Live, and higher headcount-related expenses.

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

PART I

Item 2

reporting. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately. We have recast certain prior period amounts within this MD&A to conform to the way we internally managed and monitored segment performance during the current fiscal year.

Windows & Windows Live Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2010	2009		2010	2009

Revenue	$5,054	$7,193	(30)%	$9,839	$10,063	(2)%
Operating income	$3,251	$5,417	(40)%	$6,573	$6,894	(5)%

Windows & Windows Live Division (“Windows Division”) develops and markets PC operating systems and related software and online services. The Windows Division offerings consist of multiple editions of the Windows operating system, software and services through Windows Live, and Microsoft PC hardware products.

Windows Division revenue growth is largely correlated to the growth of the PC market worldwide as approximately 75% of total Windows Division revenue comes from pre-installed versions of the Windows operating system purchased by original equipment manufacturers (“OEMs”). The remaining approximately 25% of Windows Division revenue (“other revenue”) is generated by commercial and retail sales of Windows and PC hardware products and online advertising from Windows Live.

Three months ended December 31, 2010 compared with three months ended December 31, 2009

Windows Division revenue decreased primarily due to the prior year launch of Windows 7, including recognition of approximately $1.7 billion of revenue in the prior year related to the Windows 7 Deferral. OEM revenue decreased $1.8 billion or 32%. This decrease was driven by the prior year launch of Windows 7, reflecting a decrease in inventory in our distribution channels, and lower Windows attach rates in China, partially offset by PC market growth. Other revenue decreased $314 million or 20%, driven primarily by the prior year launch of Windows 7. Considering the impact of the Windows 7 launch in the prior year, we estimate Windows Division revenue growth was in line with PC market growth. We estimate total worldwide PC shipments from all sources grew approximately 2% to 4%.

Windows Division operating income decreased primarily as a result of decreased revenue. In addition, sales and marketing expenses increased $22 million or 3% reflecting increased advertising of Windows and Windows Live.

Six months ended December 31, 2010 compared with six months ended December 31, 2009

Windows Division revenue decreased due to the prior year launch of Windows 7, partially offset by PC market growth. OEM revenue decreased $43 million or 1%. This decrease was driven by the prior year launch of Windows 7, reflecting a decrease in inventory in our distribution channels, and lower Windows attach rates in China, partially offset by PC market growth. Other revenue decreased $181 million or 7%, driven primarily by the prior year launch of Windows 7. Considering the impact of the Windows 7 launch in the prior year, we estimate Windows Division revenue growth was in line with PC market growth. We estimate total worldwide PC shipments from all sources grew approximately 6% to 8%.

Windows Division operating income decreased as a result of decreased revenue and higher operating expenses. Sales and marketing expenses increased $46 million or 3% reflecting increased advertising of Windows and Windows Live. Cost of revenue increased $31 million or 3%, primarily driven by higher traffic acquisition costs, partially offset by decreased product and services costs.

PART I

Item 2

Server and Tools

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2010	2009		2010	2009

Revenue	$4,390	$3,978	10%	$8,349	$7,523	11%
Operating income	$1,776	$1,464	21%	$3,415	$2,709	26%

Server and Tools develops and markets technology and related services that enable information technology professionals and their systems to be more productive and efficient. Server and Tools product and service offerings include Windows Server, Microsoft SQL Server, Windows Azure, Windows Embedded device platforms and Enterprise Services. Enterprise Services comprise Premier product support services and Microsoft Consulting Services. We also offer developer tools, training and certification. Approximately 50% of Server and Tools revenue comes primarily from multi-year volume licensing agreements, approximately 30% is purchased through transactional volume licensing programs, retail packaged product and licenses sold to OEMs, and the remainder comes from Enterprise Services.

Three months ended December 31, 2010 compared with three months ended December 31, 2009

Server and Tools revenue increased reflecting growth in both product and Enterprise Services. Product revenue increased $343 million or 11%, driven primarily by growth in Windows Server, SQL Server, Enterprise Client Access License (“CAL”) Suites, and developer tools, reflecting continued adoption of Windows platform applications. Enterprise Services revenue grew $69 million or 9%, due to growth in both Premier product support and consulting services.

Server and Tools operating income increased primarily due to revenue growth, offset in part by higher cost of revenue. Cost of revenue increased $62 million or 9%, reflecting higher expenses from providing services and online offerings.

Six months ended December 31, 2010 compared with six months ended December 31, 2009

Server and Tools revenue increased reflecting growth in both product and Enterprise Services. Product revenue increased $690 million or 11%, driven primarily by growth in Windows Server, SQL Server, Enterprise CAL Suites, and Windows Embedded, reflecting continued adoption of Windows platform applications. Enterprise Services revenue grew $136 million or 9%, due to growth in both Premier product support and consulting services.

Server and Tools operating income increased primarily due to revenue growth, offset in part by an increase in cost of revenue. Cost of revenue increased $117 million or 8%, reflecting higher expenses from providing services and online offerings.

Online Services Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2010	2009		2010	2009

Revenue	$691	$579	19%	$1,218	$1,067	14%
Operating loss	$(543)	$(463)	(17)%	$(1,103)	$(940)	(17)%

Online Services Division (“OSD”) develops and markets information and communication services that help people find what they want online and that help advertisers connect with audiences. OSD offerings include Bing, MSN, and advertiser and publisher tools. Bing and MSN generate revenue through the sale of search and display advertising.

Three months ended December 31, 2010 compared with three months ended December 31, 2009

OSD revenue increased primarily as a result of growth in online advertising revenue. Online advertising revenue grew $117 million or 23% to $632 million, reflecting continued growth in Bing, offset in part by decreased third party advertising revenue.

PART I

Item 2

OSD operating loss increased due to higher cost of revenue and research and development expenses, offset in part by increased revenue. Cost of revenue grew $110 million driven by costs associated with the Yahoo! search agreement. Research and development expenses grew $68 million or 28%, primarily due to headcount-related expenses associated with the search portion of the business.

Six months ended December 31, 2010 compared with six months ended December 31, 2009

OSD revenue increased primarily as a result of growth in online advertising revenue. Online advertising revenue grew $171 million or 18% to $1.1 billion, reflecting continued growth in Bing, offset in part by decreased third party advertising revenue.

OSD operating loss increased due to higher cost of revenue and research and development expenses, offset in part by increased revenue. Cost of revenue grew $184 million driven by costs associated with the Yahoo! search agreement. Research and development expenses grew $129 million or 28%, primarily due to headcount-related expenses associated with the search portion of the business.

Microsoft Business Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2010	2009		2010	2009

Revenue	$6,032	$4,864	24%	$11,157	$9,360	19%
Operating income	$3,965	$2,947	35%	$7,340	$5,744	28%

Microsoft Business Division (“MBD”) develops and markets software and services designed to increase personal, team, and organization productivity. MBD offerings include the Microsoft Office system (comprising mainly Office, SharePoint, Exchange and Lync), which generates over 90% of MBD revenue, and Microsoft Dynamics business solutions. We evaluate MBD results based upon the nature of the end user in two primary parts: business revenue, which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue; and consumer revenue, which includes revenue from retail packaged product sales and OEM revenue.

Three months ended December 31, 2010 compared with three months ended December 31, 2009

MBD revenue increased primarily reflecting sales of the 2010 Microsoft Office system, which was released primarily during the fourth quarter of fiscal year 2010. Business revenue increased $697 million or 18%, primarily reflecting licensing of the 2010 Microsoft Office system to transactional business customers, growth in multi-year volume licensing revenue, and a 7% increase in Microsoft Dynamics revenue. Consumer revenue increased $471 million or 49% due to sales of the 2010 Microsoft Office system. The growth in consumer revenue includes the recognition of $224 million of revenue associated with the Office Deferral.

MBD operating income increased due mainly to revenue growth, offset in part by higher cost of revenue and research and development costs. Cost of revenue increased $94 million or 30%, primarily driven by higher online costs and costs of providing services. Research and development costs increased $33 million or 7%, primarily as a result of capitalization of certain Microsoft Office system software development costs in the prior year.

Six months ended December 31, 2010 compared with six months ended December 31, 2009

MBD revenue increased primarily reflecting sales of the 2010 Microsoft Office system. Business revenue increased $1.1 billion or 15%, primarily reflecting licensing of the 2010 Microsoft Office system to transactional business customers, growth in multi-year volume licensing revenue, and a 6% increase in Microsoft Dynamics revenue. Consumer revenue increased $697 million or 39% due to sales of the 2010 Microsoft Office system and growth in the PC market. The growth in consumer revenue includes the recognition of $254 million of revenue associated with the Office Deferral.

MBD operating income increased due mainly to revenue growth, offset in part by higher cost of revenue. Cost of revenue increased $174 million or 30%, primarily driven by higher online costs and costs of providing services.

PART I

Item 2

Entertainment and Devices Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2010	2009		2010	2009

Revenue	$3,698	$2,381	55%	$5,493	$3,815	44%
Operating income	$679	$365	86%	$1,067	$640	67%

Entertainment and Devices Division (“EDD”) develops and markets products and services designed to entertain and connect people. EDD offerings include the Xbox 360 platform (which includes the Xbox 360 gaming and entertainment console, Xbox 360 video games, Xbox LIVE, and Xbox 360 accessories, including Kinect for Xbox 360), Mediaroom (our Internet protocol television software), and Windows Phone. In November 2010, we released Kinect for Xbox 360 and the latest version of Windows Phone. Windows Phone revenue is recognized on a straight-line basis over the estimated economic life of the software.

Three months ended December 31, 2010 compared with three months ended December 31, 2009

EDD revenue increased primarily reflecting higher Xbox 360 platform revenue. Xbox 360 platform revenue grew $1.3 billion or 56%, led by sales of Kinect sensors, increased volumes of Xbox 360 consoles and video games sold, and Xbox LIVE. We shipped 6.3 million Xbox 360 consoles and 8 million Kinect sensors (including those sold with consoles) during the second quarter of fiscal year 2011, compared with 5.2 million Xbox 360 consoles during the second quarter of fiscal year 2010. Xbox 360 video game revenue increased primarily reflecting sales of Kinect game titles.

EDD operating income increased primarily reflecting revenue growth, offset in part by higher operating expenses. Cost of revenue increased $906 million or 61% primarily reflecting higher volumes of Xbox 360 consoles and Kinect sensors sold, and increased royalty costs resulting from increased Xbox LIVE digital content sold. Sales and marketing expenses grew $57 million or 20% primarily reflecting increased Xbox 360 platform marketing activities. Research and development expenses increased $35 million or 15%, primarily reflecting higher headcount-related expenses.

Six months ended December 31, 2010 compared with six months ended December 31, 2009

EDD revenue increased primarily reflecting higher Xbox 360 platform revenue. Xbox 360 platform revenue grew $1.7 billion or 47%, led by sales of Kinect sensors, increased volumes of Xbox 360 consoles and video games sold, and Xbox LIVE. We shipped 9.2 million Xbox 360 consoles and 8 million Kinect sensors (including those sold with consoles) during the first half of fiscal year 2011, compared with 7.3 million Xbox 360 consoles during the first half of fiscal year 2010. Xbox 360 video game revenue increased primarily reflecting sales of Halo Reach and Kinect game titles.

EDD operating income increased primarily reflecting revenue growth, offset in part by higher operating expenses. Cost of revenue increased $1.1 billion or 46% primarily reflecting higher volumes of Xbox 360 consoles and Kinect sensors sold. Research and development expenses increased $103 million or 23%, primarily reflecting higher headcount-related expenses. Sales and marketing expenses grew $85 million or 20% primarily reflecting increased Xbox 360 platform marketing activities.

Corporate-Level Activity

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2010	2009		2010	2009

Corporate-level activity	$(963)	$(1,217)	21%	$(2,011)	$(2,052)	2%

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; and legal settlements and contingencies. For the three months ended December 31, 2010, corporate-level expenses decreased due mainly to a $225 million decrease in legal

PART I

Item 2

charges and a 2% decrease in headcount-related expenses. For the six months ended December 31, 2010, corporate-level expenses decreased due mainly to a $112 million decrease in legal charges, offset in part by a 2% increase in headcount-related expenses.

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2010	2009		2010	2009

Cost of revenue	$4,833	$3,628	33%	$7,972	$6,470	23%
As a percent of revenue	24%	19%	5ppt	22%	20%	2ppt

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our Web sites and to acquire online advertising space (“traffic acquisition costs”); costs incurred to support and maintain Internet-based products and services; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs. Cost of revenue increased primarily due to increased volumes of Xbox 360 consoles and accessories sold and higher costs associated with our online offerings.

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2010	2009		2010	2009

Research and development	$2,185	$2,079	5%	$4,381	$4,144	6%
As a percent of revenue	11%	11%	0ppt	12%	13%	(1)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. The increase in research and development expenses was primarily driven by a 4% increase in headcount-related expenses, the capitalization of certain software development costs in the prior year, and higher third-party development and programming costs, partially offset by a decrease in localization and lab costs.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2010	2009		2010	2009

Sales and marketing	$3,825	$3,619	6%	$6,631	$6,409	3%
As a percent of revenue	19%	19%	0ppt	18%	20%	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased primarily as a result of increased advertising and marketing of the Xbox 360 platform, Windows Phone, and Windows and Windows Live, and a 2% increase in headcount-related expenses.

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2010	2009		2010	2009

General and administrative	$945	$1,183	(20)%	$1,883	$1,924	(2)%
As a percent of revenue	5%	6%	(1)ppt	5%	6%	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative headcount, and legal and other administrative fees. General and administrative expenses decreased primarily due to a reduction in legal charges, as discussed under Corporate-Level Activity above, and employee severance, partially offset by an increase in headcount-related expenses.

OTHER INCOME AND INCOME TAXES

Other Income

The components of other income were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2010	2009	2010	2009

Dividends and interest income	$205	$197	$415	$400
Interest expense	(72)	(38)	(117)	(76)
Net recognized gains on investments	118	92	152	162
Net gains on derivatives	108	96	103	92
Net gains (losses) on foreign currency remeasurements	(27)	(23)	(69)	32
Other	0	46	(38)	43

Total	$332	$370	$446	$653

Dividends and interest income increased slightly due to higher average portfolio investment balances, offset in part by lower yields on our fixed-income investments. Interest expense increased due to our increased issuance of debt. Net recognized gains on investments increased in the three months ended December 31, 2010 due primarily to higher gains on sales of equity securities and were relatively consistent in the six months ended December 31, 2010 as compared to the prior period. Net gains on derivatives increased in both the three months and six months ended December 31, 2010 due primarily to higher gains on commodity and interest rate derivatives offset in part by higher losses on currency contracts used to hedge foreign currency revenues. Year-over-year changes in foreign currency remeasurements were primarily due to currency movements net of our hedging activities. Other includes a gain on the divestiture of Razorfish in the prior year periods.

Income Taxes

Our effective tax rates were approximately 22% and 25% for the three months ended December 31, 2010 and 2009, respectively, as compared to 23% and 25% for the six months ended December 31, 2010 and 2009, respectively. The reduction in the tax rate was due to the higher mix of earnings taxed at lower rates in foreign jurisdictions and from the retroactive extension of the research and development tax credit in the United States.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $41.3 billion as of December 31, 2010, compared with $36.8 billion as of June 30, 2010. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Equity and other investments were $10.0 billion as of December 31, 2010, compared with $7.8 billion as of June 30, 2010.

PART I

Item 2

While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of December 31, 2010 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $1.4 billion as of December 31, 2010. Our average and maximum securities lending payable balances for the three months ended December 31, 2010 were $2.1 billion and $3.3 billion, respectively. Our average and maximum securities lending payable balances for the six months ended December 31, 2010 were $1.9 billion and $3.3 billion, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

Debt

Short-term Debt

During the three months ended December 31, 2010, we repaid $1.0 billion of commercial paper, leaving zero outstanding.

On November 5, 2010, our $1.0 billion 364-day credit facility expired. This facility served as a back-up for our commercial paper program. No amounts were drawn against the credit facility during any of the periods presented.

Long-term Debt

Notes

As of December 31, 2010, we had issued and outstanding $8.5 billion of debt securities as follows: $1.0 billion aggregate principal amount of 0.875% notes due 2013, $2.0 billion aggregate principal amount of 2.95% notes due 2014, $1.75 billion aggregate principal amount of 1.625% notes due 2015, $1.0 billion aggregate principal amount of

PART I

Item 2

4.20% notes due 2019, $1.0 billion aggregate principal amount of 3.0% notes due 2020, $750 million aggregate principal amount of 5.20% notes due 2039, and $1.0 billion aggregate principal amount of 4.5% notes due 2040, (collectively “the Notes”). The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

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

Unearned Revenue

Unearned revenue at December 31, 2010 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at December 31, 2010 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions; Microsoft Dynamics business solutions products; unspecified upgrades/enhancements of Windows Phone and Microsoft Internet Explorer on a when-and-if-available basis for Windows XP; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of December 31, 2010:

(In millions)

Three Months Ending,

March 31, 2011	$5,453
June 30, 2011	3,680
September 30, 2011	1,907
December 31, 2011	1,023
Thereafter	1,354

Total	$13,417

PART I

Item 2

Cash Flows

Cash flows from operations increased $1.3 billion to $12.4 billion for the six months ended December 31, 2010 due mainly to increased revenue and cash collections. Cash used for financing increased $923 million to $7.4 billion due mainly to a $4.0 billion increase in cash used for common stock repurchases, offset in part by a $3.0 billion increase in proceeds from issuances of debt. Cash used in investing increased $5.2 billion to $6.5 billion due mainly to a $6.4 billion decrease in sales and maturities of investments, partially offset by a $1.4 billion decrease in purchases of investments.

Share Repurchases

During the three months and six months ended December 31, 2010, we repurchased approximately 188 million and 351 million shares of Microsoft common stock for $5.0 billion and $9.0 billion, respectively, under the repurchase plan we announced on September 22, 2008. All repurchases were made using cash resources. As of December 31, 2010, approximately $14.7 billion remained of the $40.0 billion approved repurchase amount. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal year 2011
September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010
December 15, 2010	$0.16	February 17, 2011	$1,344	March 10, 2011

Fiscal year 2010
September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009
December 9, 2009	$0.13	February 18, 2010	$1,139	March 11, 2010

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

PART I

Item 2

As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $13.2 billion at December 31, 2010. Our retained deficit is not expected to affect our future ability to operate, pay dividends, or repay our debt given our continuing profitability and strong cash and financial position.

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

PART I

Item 2

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

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a

PART I

Item 2,3

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

PART I, II

Item 3, 4, 1

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

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, and legal risk. The following table sets forth the one-day VaR for substantially all of our positions as of December 31, 2010 and June 30, 2010 and for the three months ended December 31, 2010:

(In millions)

	December 31, 2010	June 30, 2010	Three Months Ended December 31, 2010

Risk Categories			Average	High	Low

Foreign currency	$ 46	$57	$50	$57	$41
Interest rate	$ 53	$58	$54	$57	$51
Equity	$ 215	$183	$211	$216	$204
Commodity	$ 21	$19	$20	$21	$18

Total one-day VaR for the combined risk categories was $266 million at December 31, 2010 and $235 million at June 30, 2010. The total VaR is 21% less at December 31, 2010, and 26% less at June 30, 2010, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1A

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

PART II

Item 1A

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

PART II

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

PART II

Item 1A

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

Catastrophic events or geo-political conditions may disrupt our business.    A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability

PART II

Item 1A, 2

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

October 1, 2010 – October 31, 2010	8,379,000	$ 23.89	8,379,000	$ 19,478
November 1, 2010 – November 30, 2010	95,054,845	$ 26.09	95,054,845	$ 16,998
December 1, 2010 – December 31, 2010	84,722,465	$ 27.39	84,722,465	$ 14,678

	188,156,310		188,156,310

During the second quarter of fiscal year 2011, we repurchased 188.2 million shares of Microsoft common stock for $5.0 billion using cash resources. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2010, approximately $14.7 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

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

January 27, 2011