Form 10-Q
period 2011-03-31
MICROSOFT CORP
filed 2011-04-28
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2011

Common Stock, $0.00000625 par value per share	8,432,767,307 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2011

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Revenue	$16,428	$14,503	$52,576	$46,445
Operating expenses:
Cost of revenue	3,897	2,755	11,869	9,225
Research and development	2,269	2,220	6,650	6,364
Sales and marketing	3,393	3,203	10,024	9,612
General and administrative	1,160	1,152	3,043	3,076

Total operating expenses	10,719	9,330	31,586	28,277

Operating income	5,709	5,173	20,990	18,168
Other income	316	168	762	821

Income before income taxes	6,025	5,341	21,752	18,989
Provision for income taxes	793	1,335	4,476	4,747

Net income	$5,232	$4,006	$17,276	$14,242

Earnings per share:
Basic	$0.62	$0.46	$2.03	$1.61
Diluted	$0.61	$0.45	$2.01	$1.59

Weighted average shares outstanding:
Basic	8,420	8,767	8,511	8,846
Diluted	8,510	8,876	8,609	8,955

Cash dividends declared per common share	$0.16	$0.13	$0.48	$0.39

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions)

March 31, 2011		June 30, 2010	(1)
	(Unaudited)
Assets
Current assets:
Cash and cash equivalents	$7,021	$5,505
Short-term investments (including securities loaned of $1,171 and $62)	43,129	31,283

Total cash, cash equivalents, and short-term investments	50,150	36,788
Accounts receivable, net of allowance for doubtful accounts of $304 and $375	10,033	13,014
Inventories	1,056	740
Deferred income taxes	2,586	2,184
Other	2,438	2,950

Total current assets	66,263	55,676
Property and equipment, net of accumulated depreciation of $9,564 and $8,629	7,969	7,630
Equity and other investments	10,748	7,754
Goodwill	12,554	12,394
Intangible assets, net	840	1,158
Other long-term assets	1,353	1,501

Total assets	$99,727	$86,113

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,829	$4,025
Short-term debt	0	1,000
Accrued compensation	2,917	3,283
Income taxes	839	1,074
Short-term unearned revenue	11,887	13,652
Securities lending payable	1,245	182
Other	3,325	2,931

Total current liabilities	24,042	26,147
Long-term debt	11,915	4,939
Long-term unearned revenue	1,132	1,178
Deferred income taxes	1,185	229
Other long-term liabilities	8,001	7,445

Total liabilities	46,275	39,938
Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,431 and 8,668	63,234	62,856
Retained deficit, including accumulated other comprehensive income of $1,810 and $1,055	(9,782)	(16,681)

Total stockholders’ equity	53,452	46,175

Total liabilities and stockholders’ equity	$99,727	$86,113

(1)	Derived from audited financial statements.

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Operations
Net income	$5,232	$4,006	$17,276	$14,242
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	720	694	2,077	1,955
Stock-based compensation expense	541	481	1,622	1,409
Net recognized gains on investments and derivatives	(122)	(68)	(377)	(322)
Excess tax benefits from stock-based compensation	(5)	(14)	(14)	(38)
Deferred income taxes	(59)	(241)	(324)	263
Deferral of unearned revenue	6,616	6,087	19,331	19,692
Recognition of unearned revenue	(7,026)	(6,395)	(21,189)	(21,758)
Changes in operating assets and liabilities:
Accounts receivable	3,031	1,947	3,435	1,906
Inventories	(170)	77	(258)	216
Other current assets	(618)	(361)	(487)	90
Other long-term assets	(8)	(81)	172	(143)
Accounts payable	(51)	122	(235)	89
Other current liabilities	237	775	(1,174)	(146)
Other long-term liabilities	354	364	1,197	1,014

Net cash from operations	8,672	7,393	21,052	18,469

Financing
Short-term debt repayments, maturities of 90 days or less, net	0	(349)	(186)	(446)
Proceeds from issuance of debt, maturities longer than 90 days	2,239	851	6,960	2,592
Repayments of debt, maturities longer than 90 days	0	(502)	(814)	(1,898)
Common stock issued	1,405	422	2,242	1,399
Common stock repurchased	(848)	(2,023)	(10,299)	(7,430)
Common stock cash dividends paid	(1,349)	(1,139)	(3,830)	(3,448)
Excess tax benefits from stock-based compensation	5	14	14	38
Other	(15)	0	(40)	0

Net cash from (used in) financing	1,437	(2,726)	(5,953)	(9,193)

Investing
Additions to property and equipment	(658)	(408)	(1,713)	(1,219)
Acquisition of companies, net of cash acquired	0	(143)	(69)	(245)
Purchases of investments	(14,394)	(11,217)	(27,707)	(25,994)
Maturities of investments	2,286	1,054	4,992	6,448
Sales of investments	5,738	4,927	9,768	12,705
Securities lending payable	(111)	(117)	1,063	1,110

Net cash used in investing	(7,139)	(5,904)	(13,666)	(7,195)

Effect of exchange rates on cash and cash equivalents	28	(30)	83	(2)

Net change in cash and cash equivalents	2,998	(1,267)	1,516	2,079
Cash and cash equivalents, beginning of period	4,023	9,422	5,505	6,076

Cash and cash equivalents, end of period	$7,021	$8,155	$7,021	$8,155

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Common stock and paid-in capital
Balance, beginning of period	$61,646	$62,566	$62,856	$62,382
Common stock issued	1,405	372	2,242	1,399
Common stock repurchased	(240)	(495)	(3,220)	(2,151)
Stock-based compensation	541	481	1,622	1,409
Stock-based compensation income tax deficiencies	(118)	(407)	(266)	(522)

Balance, end of period	63,234	62,517	63,234	62,517

Retained deficit
Balance, beginning of period	(13,165)	(18,283)	(16,681)	(22,824)
Net income	5,232	4,006	17,276	14,242
Other comprehensive income:
Net unrealized gains (losses) on derivatives	(70)	103	(656)	(258)
Net unrealized gains on investments	83	124	1,099	777
Translation adjustments and other	99	(97)	311	(36)

Comprehensive income	5,344	4,136	18,030	14,725
Common stock cash dividends	(1,353)	(1,132)	(4,052)	(3,429)
Common stock repurchased	(608)	(1,528)	(7,079)	(5,279)

Balance, end of period	(9,782)	(16,807)	(9,782)	(16,807)

Total stockholders’ equity	$53,452	$45,710	$53,452	$45,710

See accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1    ACCOUNTING POLICIES

Accounting Principles

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

(In millions, except earnings per share)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Net income available for common shareholders (A)	$5,232	$4,006	$17,276	$14,242

Weighted average shares of common stock (B)	8,420	8,767	8,511	8,846
Dilutive effect of stock-based awards	90	109	98	109

Common stock and common stock equivalents (C)	8,510	8,876	8,609	8,955

Earnings per share:
Basic (A/B)	$0.62	$0.46	$2.03	$1.61
Diluted (A/C)	$0.61	$0.45	$2.01	$1.59

We excluded the following shares underlying stock-based awards from the calculations of diluted earnings per share because their inclusion would have been anti-dilutive:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Shares excluded from calculations of diluted EPS	18	41	22	49

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

NOTE 3    OTHER INCOME

The components of other income were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Dividends and interest income	$216	$204	$631	$604
Interest expense	(84)	(38)	(201)	(114)
Net recognized gains on investments	187	137	339	299
Net gains (losses) on derivatives	(65)	(69)	38	23
Net gains (losses) on foreign currency remeasurements	55	(56)	(14)	(24)
Other	7	(10)	(31)	33

Total	$316	$168	$762	$821

PART I

Item 1

NOTE 4    INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

March 31, 2011

Cash	$1,829	$0	$0	$1,829	$1,829	$0	$0
Mutual funds	1,649	0	0	1,649	1,649	0	0
Certificates of deposit	1,248	0	0	1,248	970	278	0
U.S. government and agency securities	32,625	123	(7)	32,741	874	31,867	0
Foreign government bonds	547	9	(1)	555	0	555	0
Mortgage-backed securities	2,417	103	(4)	2,516	0	2,516	0
Corporate notes and bonds	8,926	245	(13)	9,158	1,699	7,459	0
Municipal securities	441	3	(5)	439	0	439	0
Common and preferred stock	7,666	2,573	(125)	10,114	0	0	10,114
Other investments	649	0	0	649	0	15	634

Total	$57,997	$3,056	$(155)	$60,898	$7,021	$43,129	$10,748

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2010

Cash	$1,661	$0	$0	$1,661	$1,661	$0	$0
Mutual funds	1,120	0	0	1,120	1,120	0	0
Commercial paper	188	0	0	188	13	175	0
Certificates of deposit	348	0	0	348	68	280	0
U.S. government and agency securities	21,036	167	(1)	21,202	1,822	19,380	0
Foreign government bonds	518	13	0	531	0	531	0
Mortgage-backed securities	3,137	135	(7)	3,265	0	3,265	0
Corporate notes and bonds	7,450	289	(18)	7,721	701	7,020	0
Municipal securities	726	22	(1)	747	120	627	0
Common and preferred stock	6,640	1,030	(418)	7,252	0	0	7,252
Other investments	507	0	0	507	0	5	502

Total	$43,331	$1,656	$(445)	$44,542	$5,505	$31,283	$7,754

PART I

Item 1

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2011

U.S. government and agency securities	$286	$(7)	$0	$0	$286	$(7)
Foreign government bonds	293	(1)	0	0	293	(1)
Mortgage-backed securities	75	(3)	15	(1)	90	(4)
Corporate notes and bonds	496	(12)	25	(1)	521	(13)
Municipal securities	174	(5)	0	0	174	(5)
Common and preferred stock	945	(99)	160	(26)	1,105	(125)

Total	$2,269	$(127)	$200	$(28)	$2,469	$(155)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2010

U.S. government and agency securities	$216	$(1)	$0	$0	$216	$(1)
Mortgage-backed securities	105	(6)	18	(1)	123	(7)
Corporate notes and bonds	1,124	(13)	89	(5)	1,213	(18)
Municipal securities	66	(1)	0	0	66	(1)
Common and preferred stock	2,102	(339)	190	(79)	2,292	(418)

Total	$3,613	$(360)	$297	$(85)	$3,910	$(445)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2011.

At March 31, 2011 and June 30, 2010, the recorded bases and estimated fair values of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $319 million and $216 million, respectively.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

March 31, 2011

Due in one year or less	$21,223	$21,294
Due after one year through five years	19,550	19,723
Due after five years through 10 years	2,450	2,556
Due after 10 years	2,981	3,084

Total	$46,204	$46,657

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of March 31, 2011 and June 30, 2010, the total notional amounts of these foreign exchange contracts sold were $10.9 billion and $9.3 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of March 31, 2011 and June 30, 2010, the total notional amounts of these foreign exchange contracts sold were $536 million and $523 million, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of March 31, 2011, the total notional amounts of these foreign exchange contracts purchased and sold were $5.8 billion and $4.6 billion, respectively. As of June 30, 2010, the total notional amounts of these foreign exchange contracts purchased and sold were $7.8 billion and $5.3 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of March 31, 2011, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.7 billion and $1.4 billion, respectively. As of June 30, 2010, the total notional amounts of designated and non-designated equity contracts purchased and sold were $918 million and $472 million, respectively.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of March 31, 2011, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.4 billion and $1.4 billion, respectively. As of June 30, 2010, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.1 billion and $1.8 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of March 31, 2011 and June 30, 2010, the total notional derivative amount of mortgage contracts purchased were $828 million and $305 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low cost method of managing exposure to individual credit risks or groups of credit risks. As of March 31, 2011 and June 30, 2010, the total notional amounts of credit contracts purchased and sold were immaterial.

PART I

Item 1

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of March 31, 2011, the total notional amounts of commodity contracts purchased and sold were $1.5 billion and $520 million, respectively. As of June 30, 2010, the total notional amounts of commodity contracts purchased and sold were $1.1 billion and $376 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2011, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

Following are the gross fair values of derivative instruments designated as hedging instruments (“designated hedge derivatives”) and not designated as hedging instruments (“non-designated hedge derivatives”) that were held at March 31, 2011 and June 30, 2010. The fair values exclude the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

PART I

Item 1

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

March 31, 2011

Assets
Non-designated hedge derivatives:
Short-term investments	$20	$197	$19	$15	$30	$281
Other current assets	76	0	0	0	0	76

Total	$96	$197	$19	$15	$30	$357
Designated hedge derivatives:
Short-term investments	$0	$0	$0	$0	$0	$0
Other current assets	104	0	0	0	0	104

Total	$104	$0	$0	$0	$0	$104

Total assets	$200	$197	$19	$15	$30	$461

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(74)	$(12)	$(5)	$(14)	$(26)	$(131)
Designated hedge derivatives:
Other current liabilities	$(229)	$0	$0	$0	$0	$(229)

Total liabilities	$(303)	$(12)	$(5)	$(14)	$(26)	$(360)

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2010

Assets
Non-designated hedge derivatives:
Short-term investments	$15	$134	$12	$7	$8	$176
Other current assets	34	0	0	0	0	34

Total	$49	$134	$12	$7	$8	$210
Designated hedge derivatives:
Short-term investments	$3	$0	$0	$0	$0	$3
Other current assets	563	0	0	0	0	563

Total	$566	$0	$0	$0	$0	$566

Total assets	$615	$134	$12	$7	$8	$776

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(60)	$(17)	$(33)	$(41)	$(5)	$(156)
Designated hedge derivatives:
Other current liabilities	$(9)	$0	$0	$0	$0	$(9)

Total liabilities	$(69)	$(17)	$(33)	$(41)	$(5)	$(165)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair Value Hedges

We recognized in other income the following gains (losses) related to foreign exchange contracts designated as fair value hedges (our only fair value hedges during the periods presented) and their related hedged items:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Derivatives	$(28)	$(2)	$(78)	$(106)
Hedged items	26	4	74	107

Total	$(2)	$2	$(4)	$1

Cash Flow Hedges

We recognized the following gains (losses) related to foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Effective portion
Gain (loss) recognized in OCI, net of tax effect of $(48) for the three months ended and $(315) for the nine months ended March 31, 2011, and $85 for the three months and $(26) for the nine months ended March 31, 2010	$(90)	$159	$(587)	$(48)
Gain (loss) reclassified from OCI into revenue	(30)	85	109	322

Amount excluded from effectiveness assessment and ineffective portion
Loss recognized in other income	(123)	(62)	(226)	(76)

We estimate that $214 million of net derivative losses included in OCI will be reclassified into earnings within the next 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months and nine months ended March 31, 2011 and 2010.

Non-Designated Derivatives

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense). These amounts are shown in the table below, with the exception of gains (losses) on derivatives presented in income statement line items other than other income (expense), which were immaterial for the three months and nine months ended March 31, 2011 and 2010. Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) below are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities.

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Foreign exchange contracts	$51	$1	$(34)	$91
Equity contracts	8	8	39	24
Interest-rate contracts	8	8	20	20
Credit contracts	(3)	7	25	18
Commodity contracts	48	(35)	206	34

Total	$112	$(11)	$256	$187

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

March 31, 2011

Assets
Mutual funds	$1,649	$0	$0	$1,649	$0	$1,649
Certificates of deposit	0	1,248	0	1,248	0	1,248
U.S. government and agency securities	24,834	7,907	0	32,741	0	32,741
Foreign government bonds	127	440	0	567	0	567
Mortgage-backed securities	0	2,515	0	2,515	0	2,515
Corporate notes and bonds	0	8,898	65	8,963	0	8,963
Municipal securities	0	439	0	439	0	439
Common and preferred stock	9,737	51	5	9,793	0	9,793
Derivatives	29	418	14	461	(232)	229

Total	$36,376	$21,916	$84	$58,376	$(232)	$58,144

Liabilities
Derivatives and other	$124	$342	$0	$466	$(232)	$234

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2010

Assets
Mutual funds	$1,120	$0	$0	$1,120	$0	$1,120
Commercial paper	0	172	0	172	0	172
Certificates of deposit	0	348	0	348	0	348
U.S. government and agency securities	16,473	4,756	0	21,229	0	21,229
Foreign government bonds	239	294	0	533	0	533
Mortgage-backed securities	0	3,264	0	3,264	0	3,264
Corporate notes and bonds	0	7,460	167	7,627	0	7,627
Municipal securities	0	747	0	747	0	747
Common and preferred stock	6,988	43	5	7,036	0	7,036
Derivatives	22	745	9	776	(207)	569

Total	$24,842	$17,829	$181	$42,852	$(207)	$42,645

Liabilities
Derivatives and other	$85	$137	$0	$222	$(205)	$17

(a)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

PART I

Item 1

The table below reconciles the total Net Fair Value of assets above to the balance sheet presentation of these same assets in Note 4 – Investments for March 31, 2011 and June 30, 2010.

(In millions)

	March 31, 2011	June 30, 2010

Net fair value of assets measured at fair value on a recurring basis	$58,144	$42,645
Cash	1,829	1,661
Common and preferred stock measured at fair value on a nonrecurring basis	319	216
Other investments measured at fair value on a nonrecurring basis	634	502
Less derivative assets classified as other current assets	(29)	(544)
Other	1	62

Recorded basis of investment components	$60,898	$44,542

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the three months and nine months ended March 31, 2011 and 2010 in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in OCI.

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months and Nine Months Ended March 31, 2011

Balance as of June 30, 2010	$167	$5	$9	$181
Total realized and unrealized gains (losses):
Included in other income (expense)	2	0	7	9
Included in other comprehensive income	(2)	0	0	(2)

Balance as of September 30, 2010	$167	$5	$16	$188
Total realized and unrealized gains (losses):
Included in other income (expense)	2	0	(1)	1
Included in other comprehensive income	2	0	0	2

Balance as of December 31, 2010	$171	$5	$15	$191
Total realized and unrealized gains (losses):
Included in other income (expense)	34	0	(1)	33
Included in other comprehensive income	(55)	0	0	(55)
Purchases, issuances and settlements	(85)	0	0	(85)

Balance as of March 31, 2011	$65	$5	$14	$84

Change in unrealized gains (losses) included in other income (expense) for the three months ended March 31, 2011 related to assets held as of March 31, 2011	$1	$0	$(1)	$0
Change in unrealized gains (losses) included in other income (expense) for the nine months ended March 31, 2011 related to assets held as of March 31, 2011	$5	$0	$5	$10

PART I

Item 1

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months and Nine Months Ended March 31, 2010

Balance as of June 30, 2009	$253	$5	$5	$263
Total realized and unrealized gains (losses):
Included in other income (expense)	1	0	(2)	(1)
Included in other comprehensive income	(74)	0	0	(74)

Balance as of September 30, 2009	$180	$5	$3	$188
Total realized and unrealized gains:
Included in other income (expense)	1	0	1	2
Included in other comprehensive income	11	0	0	11

Balance as of December 31, 2009	$192	$5	$4	$201
Total realized and unrealized gains:
Included in other income (expense)	2	0	2	4
Included in other comprehensive income	0	0	0	0

Balance as of March 31, 2010	$194	$5	$6	$205

Change in unrealized gains (losses) included in other income (expense) for the three months ended March 31, 2010 related to assets held as of March 31, 2010	$2	$0	$2	$4
Change in unrealized gains (losses) included in other income (expense) for the nine months ended March 31, 2010 related to assets held as of March 31, 2010	$4	$0	$1	$5

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months and nine months ended March 31, 2011 and 2010, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

NOTE 7    INVENTORIES

The components of inventories were as follows:

(In millions)

March 31, 2011		June 30, 2010

Raw materials	$175	$172
Work in process	54	16
Finished goods	827	552

Total	$1,056	$740

PART I

Item 1

NOTE 8    GOODWILL

Changes in our goodwill balances during the three months and nine months ended March 31, 2011 were as follows:

(In millions)	Balance	Acquisitions	Purchase Accounting Adjustments and Other	Balance

December 31, 2010		March 31, 2011

Windows & Windows Live Division	$89	$0	$0	$89
Server and Tools	1,138	0	1	1,139
Online Services Division	6,373	0	0	6,373
Microsoft Business Division	4,091	0	49	4,140
Entertainment and Devices Division	811	0	2	813

Total	$12,502	$0	$52	$12,554

(In millions)	Balance	Acquisitions	Purchase Accounting Adjustments and Other	Balance

June 30, 2010		March 31, 2011

Windows & Windows Live Division	$77	$0	$12	$89
Server and Tools	1,118	13	8	1,139
Online Services Division	6,373	0	0	6,373
Microsoft Business Division	4,024	0	116	4,140
Entertainment and Devices Division	802	30	(19)	813

Total	$12,394	$43	$117	$12,554

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

NOTE 9    INTANGIBLE ASSETS

The components of intangible assets were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2011			June 30, 2010

Contract-based	$1,067	$(950)	$117	$1,075	$(914)	$161
Technology-based	2,328	(1,736)	592	2,308	(1,521)	787
Marketing-related	113	(95)	18	114	(86)	28
Customer-related	392	(279)	113	390	(208)	182

Total	$3,900	$(3,060)	$840	$3,887	$(2,729)	$1,158

Intangible assets amortization expense was $162 million for the three months and $412 million for the nine months ended March 31, 2011 as compared with $198 million for the three months and $516 million for the nine months

PART I

Item 1

ended March 31, 2010. The following table outlines the estimated future amortization expense related to intangible assets held at March 31, 2011:

(In millions)

Year Ending June 30,

2011 (excluding the nine months ended March 31, 2011)	$128
2012	391
2013	245
2014	45
2015	19
2016 and thereafter	12

Total	$840

NOTE 10    DEBT

Short-term Debt

During the nine months ended March 31, 2011, we repaid $1.0 billion of commercial paper, leaving zero outstanding.

On November 5, 2010, our $1.0 billion 364-day credit facility expired. This facility served as a back-up for our commercial paper program. No amounts were drawn against the credit facility during any of the periods presented.

Long-term Debt

As of March 31, 2011, both the total carrying value and estimated fair value of our long-term debt, including convertible debt, were $11.9 billion. The estimated fair value is based on quoted prices for our publicly-traded debt as of March 31, 2011, as applicable.

The components of long-term debt, the associated interest rates, and the semi-annual interest record and payment dates were as follows as of March 31, 2011:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions)

Notes
September 27, 2013	$1,000	0.875%	1.000%	March 15	March 27	September 15	September 27
June 1, 2014	2,000	2.950%	3.049%	May 15	June 1	November 15	December 1
September 25, 2015	1,750	1.625%	1.795%	March 15	March 25	September 15	September 25
February 8, 2016	750	2.500%	2.642%	February 1	February 8	August 1	August 8
June 1, 2019	1,000	4.200%	4.379%	May 15	June 1	November 15	December 1
October 1, 2020	1,000	3.000%	3.137%	March 15	April 1	September 15	October 1
February 8, 2021	500	4.000%	4.082%	February 1	February 8	August 1	August 8
June 1, 2039	750	5.200%	5.240%	May 15	June 1	November 15	December 1
October 1, 2040	1,000	4.500%	4.567%	March 15	April 1	September 15	October 1
February 8, 2041	1,000	5.300%	5.361%	February 1	February 8	August 1	August 8

Total	10,750

Convertible debt
June 15, 2013	1,250	0.000%	1.849%

Total unamortized discount	(85)

Total	$11,915

PART I

Item 1

Notes

As of March 31, 2011, we had issued and outstanding $10.8 billion of debt securities as illustrated in the table above (collectively “the Notes”), including $4.75 billion issued in September 2010 and $2.25 billion issued in February 2011. The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share.

Prior to March 15, 2013, the notes will be convertible, only in certain circumstances, into cash and, if applicable, cash, shares of Microsoft’s common stock, or a combination thereof, at our election. On or after March 15, 2013, the notes will be convertible at any time. Upon conversion, we will pay cash up to the aggregate principal amount of the notes and pay or deliver cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.

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

NOTE 11    INCOME TAXES

Our effective tax rates were approximately 13% and 25% for the three months ended March 31, 2011 and 2010, respectively, and 21% and 25% for the nine months ended March 31, 2011 and 2010, respectively. Our rates decreased and were lower than the U.S. federal statutory rate primarily due to the settlement of a portion of a U.S. Internal Revenue Service (“I.R.S.”) audit of tax years 2004 to 2006, which reduced our income tax expense for the third quarter by $461 million, and a higher mix of earnings taxed at lower rates in foreign jurisdictions resulting from continued emphasis on producing and distributing our products and services through our foreign regional operational centers in Ireland, Singapore and Puerto Rico, which are subject to lower income tax rates.

Tax contingencies and other tax liabilities were $7.2 billion and $6.9 billion as of March 31, 2011 and June 30, 2010, respectively, and were included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006, we remain under audit for these years. Subsequent to quarter end, the I.R.S. issued proposed adjustments for tax years 2004 to 2006 that we have not agreed to and intend to contest through the administrative process. The impact of these proposed adjustments on years currently open to examination could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the audit will be concluded within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2010.

PART I

Item 1

NOTE 12    UNEARNED REVENUE

The components of unearned revenue were as follows:

(In millions)

March 31, 2011		June 30, 2010

Volume licensing programs	$10,634	$12,180
Undelivered elements	165	624
Other	2,220	2,026

Total	$13,019	$14,830

Unearned revenue by segment was as follows:

(In millions)

March 31, 2011		June 30, 2010

Windows & Windows Live Division	$1,370	$1,701
Server and Tools	4,883	5,282
Microsoft Business Division	5,836	7,004
Other segments	930	843

Total	$13,019	$14,830

NOTE 13    COMMITMENTS AND GUARANTEES

Yahoo! Commercial Agreement

On December 4, 2009, we entered into a definitive agreement with Yahoo! whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo! Web sites. The term of the agreement is 10 years subject to termination provisions after five years based on performance.

Microsoft provided Yahoo! with revenue per search guarantees for a period of 18 months after implementation of the Microsoft search ads platform in each country. These guarantees are calculated, paid and trued-up periodically based on the cumulative reduction in revenue per search, if any, during the 18-month period from pre-implementation levels, except in the case of the U.S. and Canada where performance during each of the first two calendar quarters after implementation is independent and not cumulative. This is a rate guarantee and not a guarantee of search volume. We estimate the total cost of the revenue per search guarantees during the guarantee period could range up to $150 million.

Microsoft also agreed to reimburse Yahoo! for certain transition expenses incurred both before and after the effective date of the agreement.

Finally, Microsoft also agreed to reimburse Yahoo! for certain costs of running algorithmic and paid search services prior to migration to Microsoft’s platform.

PART I

Item 1

Product Warranty

Our aggregate product warranty liabilities, which are included in other current liabilities and other long-term liabilities, changed during the three months and nine months ended March 31, 2011 as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Balance, beginning of period	$202	$308	$240	$342
Accrual for warranties issued	14	27	46	121
Adjustments to pre-existing warranties	0	0	0	(2)
Settlements of warranty claims	(31)	(77)	(101)	(203)

Balance, end of period	$185	$258	$185	$258

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

The settlements in all states have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.9 billion and $2.0 billion. At March 31, 2011, we have recorded a liability related to these claims of approximately $585 million, which reflects our estimated exposure of $1.9 billion less payments made to date of approximately $1.3 billion mostly for vouchers, legal fees, and administrative expenses.

The three cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. On April 15, 2011, the British Columbia Court of Appeal reversed the class certification ruling and dismissed the case, holding that indirect purchasers do not have a claim. We expect the plaintiffs will seek review by the Canadian Supreme Court. The other two actions have been stayed.

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership

PART I

Item 1

of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. In March 2010 the trial court granted summary judgment in favor of Microsoft as to all remaining claims. Novell has appealed that ruling. The appeal was argued in March 2011 and we are awaiting a ruling.

Patent and Intellectual Property Claims

In 2003, we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents (although this action began before the merger of Alcatel and Lucent in 2006, for simplicity we refer to the post-merger entity of Alcatel-Lucent). In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a trial on a consolidated group of one video and three user interface patents. The jury concluded that we had infringed two user interface patents and awarded $367 million in damages. In June 2008, the trial judge increased the amount of damages to $512 million to include $145 million of interest. We appealed that award. In December 2008, we entered into a settlement agreement resolving all other litigation pending between Microsoft and Alcatel-Lucent, leaving approximately $500 million remaining in dispute. In September 2009, the court of appeals affirmed the liability award but vacated the verdict and remanded the case to the trial court for a re-trial of the damages ruling, indicating the damages previously awarded were too high. Trial on the remanded damages claim is set to begin in July 2011.

In October 2003, Uniloc USA Inc., a subsidiary of a Singapore-based company, filed a patent infringement suit in U.S. District Court in Rhode Island, claiming that product activation technology supporting Windows XP and certain other Microsoft programs violated a Uniloc patent. After we obtained a favorable summary judgment that we did not infringe any of the claims of this patent, the court of appeals vacated the trial court decision and remanded the case for trial. In April 2009, the jury returned a $388 million verdict against us, including a finding of willful infringement. In September 2009, the district court judge overturned the jury verdict, ruling that the evidence did not support the jury’s findings either that Microsoft infringed the patent or was willful. Uniloc appealed, and in January 2011 the court of appeals reversed the district court’s finding of non-infringement (thus reinstating the jury verdict of infringement) but affirmed the district court’s ruling that Microsoft was not willful and affirmed the district court’s grant of a new trial on damages. Uniloc has filed a petition seeking a rehearing of the appellate court’s decision as to damages.

In March 2007, i4i Limited Partnership sued Microsoft in U.S. District Court in Texas claiming that certain custom XML technology in Word 2003 and 2007 infringed i4i’s patent. In May 2009, a jury returned a verdict against us, finding damages of $200 million and that we willfully infringed the patent. In August 2009, the court denied our post-trial motions and awarded enhanced damages of $40 million and prejudgment interest of $37 million. The court also issued a permanent injunction prohibiting additional distribution of the allegedly infringing technology. We appealed and the appellate court stayed the injunction pending our appeal. In December 2009, the court of appeals rejected our appeal and affirmed the trial court’s judgment and injunction, except that the court of appeals modified the effective date of the injunction to January 11, 2010. In November 2010, the U.S. Supreme Court granted our petition seeking review of the case. Oral argument was heard April 18, 2011. We expect a decision by the end of June 2011.

In October 2010, we filed suit against Motorola with the International Trade Commission and in U.S. District Court in Washington for infringement of nine Microsoft patents by Motorola’s Android-based smartphones. In addition, in November 2010, we filed suit against Motorola in U.S. District Court in Washington for breach of Motorola’s contractual commitments to the Institute of Electrical and Electronics Engineers (IEEE) and International Telecommunications Union (ITU) to license identified patents related to wireless and video coding technologies under reasonable and non-discriminatory terms and conditions. In November 2010, Motorola filed two patent infringement actions against us in U.S. District Court in Wisconsin and one in U.S. District Court in Florida on a total of sixteen patents asserted variously against Windows, Windows Phone 7, Windows Mobile 6.5, Xbox, Bing Maps, Hotmail, Messenger, and Exchange Server.

In addition to these cases, there are approximately 50 other patent infringement cases pending against Microsoft.

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

PART I

Item 1

As of March 31, 2011, we had accrued aggregate liabilities of $1.0 billion in other current liabilities and $301 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could reach approximately $720 million in aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

NOTE 15    STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Shares of common stock repurchased	30	67	381	250
Value of common stock repurchased	$827	$2,000	$9,827	$7,028

We repurchased all shares with cash resources. As of March 31, 2011, approximately $13.9 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2011

September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010
December 15, 2010	$0.16	February 17, 2011	$1,349	March 10, 2011
March 14, 2011	$0.16	May 19, 2011	$1,349	June 9, 2011

Fiscal Year 2010

September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009
December 9, 2009	$0.13	February 18, 2010	$1,139	March 11, 2010
March 8, 2010	$0.13	May 20, 2010	$1,130	June 10, 2010

The estimate of the amount to be paid as a result of the March 14, 2011 declaration was included in other current liabilities as of March 31, 2011.

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

PART I

Item 1

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

We have recast certain prior period amounts within this note to conform to the way we internally managed and monitored segment performance during the current fiscal year, including moving Microsoft’s PC hardware business from Entertainment and Devices Division to Windows & Windows Live Division, Windows Embedded from Entertainment and Devices Division to Server and Tools, and Office for Mac from Entertainment and Devices Division to Microsoft Business Division, as well as implementing intersegment cost allocations between all segments related to the collaborative investment in mobile platform development.

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Revenue
Windows & Windows Live Division	$4,393	$4,508	$14,083	$14,098
Server and Tools	4,107	3,709	12,461	11,237
Online Services Division	648	566	1,866	1,631
Microsoft Business Division	5,266	4,649	16,174	14,016
Entertainment and Devices Division	1,898	1,215	7,320	5,065
Unallocated and other	116	(144)	672	398

Consolidated	$16,428	$14,503	$52,576	$46,445

Operating income (loss)
Windows & Windows Live Division	$2,708	$2,919	$9,102	$9,312
Server and Tools	1,385	1,227	4,737	3,837
Online Services Division	(743)	(729)	(1,883)	(1,698)
Microsoft Business Division	3,164	2,826	10,203	8,511
Entertainment and Devices Division	187	135	1,188	755
Reconciling amounts	(992)	(1,205)	(2,357)	(2,549)

Consolidated	$5,709	$5,173	$20,990	$18,168

Reconciling amounts in the tables above and below include adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, depreciation, and amortization of stock-based awards.

PART I

Item 1

Significant reconciling items were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Corporate-level activity (a)	$(1,138)	$(1,153)	$(3,151)	$(3,205)
Stock-based compensation	129	121	373	389
Revenue reconciling amounts	72	(174)	536	253
Other	(55)	1	(115)	14

Total	$(992)	$(1,205)	$(2,357)	$(2,549)

(a)	Corporate-level activity excludes stock-based compensation and revenue reconciling amounts presented separately in those line items.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of March 31, 2011, and the related consolidated statements of income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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

April 28, 2011

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

We generate revenue by developing, manufacturing, licensing, and supporting a wide range of software products and services for many different types of computing devices. Our software products and services include operating systems for personal computers, servers, and intelligent devices; server applications for distributed computing environments; information worker productivity applications; business solutions applications; high-performance computing applications; software development tools; and video games. We provide consulting and product and solution support services, and we train and certify computer system integrators and developers. We also design and sell hardware, including the Xbox 360 console, the Kinect for Xbox 360, and accessories, and Microsoft PC hardware products. Online offerings and information are delivered to consumers through Bing, Windows Live, Xbox LIVE, Microsoft Office Web Apps, our MSN portals and channels, and to businesses through Microsoft Online Services offerings, such as Microsoft Dynamics CRM Online, Exchange Online, and SharePoint Online, and through Windows Azure and SQL Azure. We enable the delivery of online advertising across our broad range of digital media properties and on Bing through our proprietary adCenter platform.

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Entertainment and Devices Division has generated approximately 40% of its yearly segment revenues in our second fiscal quarter. In addition, quarterly revenues may be impacted by the deferral of revenue. See the discussions below regarding sales of earlier versions of the Microsoft Office system with a guarantee to be upgraded to the newest version of the Microsoft Office system at minimal or no cost (the “Office Deferral”).

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

PART I

Item 2

All growth and percentage comparisons refer to the three months and nine months ended March 31, 2011, as compared with the three months and nine months ended March 31, 2010, unless otherwise noted.

RESULTS OF OPERATIONS

Summary

(In millions, except per share amounts and percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2011	2010		2011	2010

Revenue	$16,428	$14,503	13%	$52,576	$46,445	13%
Operating income	$5,709	$5,173	10%	$20,990	$18,168	16%
Diluted earnings per share	$0.61	$0.45	36%	$2.01	$1.59	26%

Three months ended March 31, 2011 compared with three months ended March 31, 2010

Revenue increased primarily due to strong sales of the Xbox 360 console, Kinect for Xbox 360, the 2010 Microsoft Office system, and Server and Tools products, offset in part by lower sales of Windows 7. Revenue also increased due to the $305 million Office Deferral during the three months ended March 31, 2010. Changes in foreign currency exchange rates had an insignificant impact on revenue.

Operating income increased reflecting an increase in revenue, offset in part by higher operating expenses. Key changes in operating expenses were:

•

Cost of revenue increased $1.1 billion or 41%, due to increased volumes of Xbox 360 consoles and Kinect sensors sold and higher costs associated with our online offerings, including traffic acquisition costs and royalty costs relating to Xbox LIVE digital content sold, as well as due to higher expenses from providing Enterprise Services.

•

Sales and marketing expenses increased $190 million or 6%, primarily reflecting increased advertising and marketing of the Xbox 360 platform, Windows Phone, and Windows and Windows Live, and higher headcount-related expenses.

•	Research and development expenses increased $49 million or 2%, due mainly to higher headcount-related expenses.

Diluted earnings per share increased reflecting higher revenue, repurchases of common stock, and a partial settlement with the U.S. Internal Revenue Service (“I.R.S.”), which added $0.05 to our diluted earnings per share, offset in part by higher operating expenses.

Nine months ended March 31, 2011 compared with nine months ended March 31, 2010

Revenue increased primarily due to strong sales of the Xbox 360 console, Kinect for Xbox 360, and video games, the 2010 Microsoft Office system, and Server and Tools products, offset in part by lower sales of Windows 7. Revenue also increased due to the $305 million Office Deferral during the nine months ended March 31, 2010 and the recognition of $254 million of revenue associated with the Office Deferral during the nine months ended March 31, 2011. Changes in foreign currency exchange rates had an insignificant impact on revenue.

Operating income increased reflecting the change in revenue, offset in part by higher operating expenses. Key changes in operating expenses were:

•

Cost of revenue increased $2.6 billion or 29%, due to increased volumes of Xbox 360 consoles and Kinect sensors sold and higher costs associated with our online offerings, including traffic acquisition costs and royalty costs relating to Xbox LIVE digital content sold, as well as due to higher expenses from providing Enterprise Services.

•

Sales and marketing expenses increased $412 million or 4%, primarily reflecting increased advertising and marketing of the Xbox 360 platform, Windows Phone, and Windows and Windows Live, and higher headcount-related expenses.

•	Research and development expenses increased $286 million or 4%, due mainly to higher headcount-related expenses and third-party development and programming costs.

Diluted earnings per share increased reflecting higher revenue, repurchases of common stock, and a partial settlement with the I.R.S., which added $0.05 to our diluted earnings per share, offset in part by higher operating expenses.

PART I

Item 2

SEGMENT PRODUCT REVENUE AND OPERATING INCOME (LOSS)

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

We have recast certain prior period amounts within this MD&A to conform to the way we internally managed and monitored segment performance during the current fiscal year, including moving Microsoft’s PC hardware business from Entertainment and Devices Division to Windows & Windows Live Division, Windows Embedded from Entertainment and Devices Division to Server and Tools, and Office for Mac from Entertainment and Devices Division to Microsoft Business Division, as well as implementing intersegment cost allocations between all segments related to the collaborative investment in mobile platform development.

Windows & Windows Live Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2011	2010		2011	2010

Revenue	$4,445	$4,650	(4)%	$14,284	$14,713	(3)%
Operating income	$2,764	$3,073	(10)%	$9,338	$9,968	(6)%

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

Three months ended March 31, 2011 compared with three months ended March 31, 2010

Windows Division revenue was driven primarily by growth in PC market segments. We estimate that sales of PCs to businesses grew approximately 9% this quarter and that sales of PCs to consumers declined approximately 8%. The decline in consumer PC sales included an approximately 40% decline in the sales of Netbooks. Taken together the total PC market declined an estimated 1% to 3%. Considering the impact of the Windows 7 launch in the prior year, we estimate Windows Division revenue and OEM licenses were in line with the PC market. Revenue was also driven by growth in sales of multi-year licensing agreements to businesses and somewhat higher inventory and attach rates offset by higher relative growth in emerging markets.

Windows Division operating income decreased as a result of decreased revenue and higher sales and marketing expenses. Sales and marketing expenses increased $127 million or 21% reflecting increased corporate marketing activities and increased advertising of Windows and Windows Live.

Nine months ended March 31, 2011 compared with nine months ended March 31, 2010

Windows Division revenue was driven primarily by growth in PC market segments. We estimate that sales of PCs to businesses grew approximately 12% fiscal year to date and that sales of PCs to consumers declined approximately 1%. The decline in consumer PC sales included an approximately 30% decline in the sales of Netbooks. Taken together the total PC market increased an estimated 3% to 5%. Considering the impact of the Windows 7 launch in the prior year, we estimate Windows Division revenue was in line with the PC market. Revenue was also driven by growth in sales of multi-year licensing agreements to businesses offset by higher relative growth in emerging markets.

PART I

Item 2

Windows Division operating income decreased as a result of decreased revenue and higher sales and marketing expenses. Sales and marketing expenses increased $172 million or 9% reflecting increased advertising of Windows and Windows Live. Cost of revenue increased $17 million or 1%, primarily driven by higher traffic acquisition costs, partially offset by decreased product and services costs.

Server and Tools

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2011	2010		2011	2010

Revenue	$4,104	$3,706	11%	$12,453	$11,229	11%
Operating income	$1,419	$1,270	12%	$4,834	$3,979	21%

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

Three months ended March 31, 2011 compared with three months ended March 31, 2010

Server and Tools revenue increased reflecting growth in both product and Enterprise Services. Product revenue increased $308 million or 10%, driven primarily by growth in Windows Server, SQL Server, and Enterprise Client Access License (“CAL”) Suites, reflecting continued adoption of Windows platform applications. Enterprise Services revenue grew $90 million or 12%, due to growth in both Premier product support and consulting services.

Server and Tools operating income increased primarily due to revenue growth, offset in part by higher operating expenses. Sales and marketing expenses increased $137 million or 13% reflecting increased corporate marketing activities and fees paid to third party enterprise software advisors. Cost of revenue increased $115 million or 17% reflecting higher expenses from providing Enterprise Services and online offerings.

Nine months ended March 31, 2011 compared with nine months ended March 31, 2010

Server and Tools revenue increased reflecting growth in both product and Enterprise Services. Product revenue increased $998 million or 11%, driven primarily by growth in Windows Server, SQL Server, Enterprise CAL Suites, and Windows Embedded, reflecting continued adoption of Windows platform applications. Enterprise Services revenue grew $226 million or 10%, due to growth in both Premier product support and consulting services.

Server and Tools operating income increased primarily due to revenue growth, offset in part by higher operating expenses. Cost of revenue increased $233 million or 11%, reflecting higher expenses from providing Enterprise Services and online offerings. Sales and marketing expenses increased $117 million or 4% reflecting increased fees paid to third party enterprise software advisors and headcount-related expenses.

Online Services Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2011	2010		2011	2010

Revenue	$648	$566	14%	$1,866	$1,633	14%
Operating loss	$(726)	$(709)	(2)%	$(1,829)	$(1,649)	(11)%

PART I

Item 2

Online Services Division (“OSD”) develops and markets information and content that help people simplify tasks and make more informed decisions online, and that help advertisers connect with audiences. OSD offerings include Bing, MSN, and advertiser and publisher tools. Bing and MSN generate revenue through the sale of search and display advertising.

Three months ended March 31, 2011 compared with three months ended March 31, 2010

OSD revenue increased primarily as a result of growth in online advertising revenue. Online advertising revenue grew $84 million or 17% to $586 million, reflecting continued growth in search and display revenue, offset in part by decreased third party advertising revenue. Search revenue grew due to increased volumes reflecting general market growth and relative share gains in the U.S., offset in part by decreased revenue per search primarily related to challenges associated with optimizing the adCenter platform for the new mix and volume of traffic from the combined Yahoo! and Bing properties. Bing’s estimated U.S. market share increased approximately 25%.

OSD operating loss increased due to higher operating expenses, offset in part by increased revenue. Cost of revenue grew $292 million driven by costs associated with the Yahoo! search agreement and increased traffic acquisition costs. General and administrative expenses decreased $154 million due mainly to transition expenses in the prior year associated with the inception of the Yahoo! Commercial Agreement. Sales and marketing expenses decreased $39 million or 13% primarily due to lower amortization of intangible assets.

Nine months ended March 31, 2011 compared with nine months ended March 31, 2010

OSD revenue increased primarily as a result of growth in online advertising revenue. Online advertising revenue grew $255 million or 18% to $1.7 billion, reflecting continued growth in search and display revenue, offset in part by decreased third party advertising revenue. Search revenue grew due to increased volumes reflecting general market growth and relative share gains in the U.S., offset in part by decreased revenue per search primarily related to challenges associated with optimizing the adCenter platform for the new mix and volume of traffic from the combined Yahoo! and Bing properties. Bing’s estimated U.S. market share increased approximately 25%.

OSD operating loss increased due to higher operating expenses, offset in part by increased revenue. Cost of revenue grew $476 million driven by costs associated with the Yahoo! search agreement and traffic acquisition costs. Research and development expenses grew $128 million or 17%, primarily due to headcount-related expenses associated with the search portion of the business. General and administrative expenses decreased $157 million due mainly to transition expenses in the prior year associated with the inception of the Yahoo! Commercial Agreement.

Microsoft Business Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2011	2010		2011	2010

Revenue	$5,252	$4,341	21%	$16,409	$13,701	20%
Operating income	$3,165	$2,542	25%	$10,506	$8,285	27%

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

Three months ended March 31, 2011 compared with three months ended March 31, 2010

MBD revenue increased reflecting sales of the 2010 Microsoft Office system, which was released primarily during the fourth quarter of fiscal year 2010, as well as the $305 million Office Deferral during the three months ended March 31, 2010. Consumer revenue increased $525 million or 95%. Excluding the impact associated with the Office Deferral, consumer revenue increased $220 million or 26% due to sales of the 2010 Microsoft Office system. Business revenue increased $386 million or 10%, primarily reflecting licensing of the 2010 Microsoft Office system to transactional business customers, growth in multi-year volume licensing revenue, and a 10% increase in Microsoft Dynamics revenue.

PART I

Item 2

MBD operating income increased due mainly to revenue growth, offset in part by higher operating expenses. Sales and marketing expenses increased $150 million or 16%, due mainly to increased corporate and cross-platform marketing activities and charges related to intangible assets. Cost of revenue increased $80 million or 24%, primarily driven by higher online costs, costs of providing services, and increased amortization of capitalized software development costs. Research and development costs increased $58 million or 13%, primarily as a result of capitalization of certain Microsoft Office system software development costs in the prior year.

Nine months ended March 31, 2011 compared with nine months ended March 31, 2010

MBD revenue increased primarily reflecting sales of the 2010 Microsoft Office system, the $305 million Office Deferral during the third quarter of fiscal year 2010, and the recognition of $254 million of revenue associated with the Office Deferral during the nine months ended March 31, 2011. Business revenue increased $1.5 billion or 13%, reflecting licensing of the 2010 Microsoft Office system to transactional business customers, growth in multi-year volume licensing revenue, and a 7% increase in Microsoft Dynamics revenue. Consumer revenue increased $1.2 billion or 52%. The growth in consumer revenue includes the $305 million Office Deferral and recognition of $254 million of revenue associated with the Office Deferral. Excluding the impact associated with the Office Deferral, consumer revenue increased $663 million or 25% due to sales of the 2010 Microsoft Office system.

MBD operating income increased due mainly to revenue growth, offset in part by higher operating expenses. Cost of revenue increased $253 million or 28%, primarily driven by higher online costs and costs of providing services. Sales and marketing expenses increased $171 million or 6%, due mainly to increased corporate and cross-platform marketing activities and charges related to intangible assets. Research and development costs increased $73 million or 5%, primarily as a result of capitalization of certain Microsoft Office system software development costs in the prior year.

Entertainment and Devices Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2011	2010		2011	2010

Revenue	$1,935	$1,210	60%	$7,428	$5,024	48%
Operating income	$225	$150	50%	$1,292	$790	64%

Entertainment and Devices Division (“EDD”) develops and markets products and services designed to entertain and connect people. EDD offerings include the Xbox 360 platform (which includes the Xbox 360 gaming and entertainment console, Kinect for Xbox 360, Xbox 360 video games, Xbox LIVE, and Xbox 360 accessories), Mediaroom (our Internet protocol television software), and Windows Phone. In November 2010, we released Kinect for Xbox 360 and the latest version of Windows Phone. Windows Phone revenue is recognized on a straight-line basis over the estimated economic life of the software.

Three months ended March 31, 2011 compared with three months ended March 31, 2010

EDD revenue increased primarily reflecting higher Xbox 360 platform revenue. Xbox 360 platform revenue grew $712 million or 69%, led by sales of Kinect sensors, increased volumes of Xbox 360 consoles, and higher Xbox LIVE revenues. We shipped 2.7 million Xbox 360 consoles and 2.4 million Kinect sensors (including those sold with consoles) during the third quarter of fiscal year 2011, compared with 1.5 million Xbox 360 consoles during the third quarter of fiscal year 2010. On April 21, 2011, we entered into definitive agreements to formalize an alliance with Nokia to enhance our Windows Phone opportunities and strategies for smartphones, productivity tools, mobile marketplace, and services.

EDD operating income increased primarily reflecting revenue growth, offset in part by higher cost of revenue. Cost of revenue increased $640 million or 104% primarily reflecting higher volumes of Xbox 360 consoles and Kinect sensors sold, and increased royalty costs resulting from increased Xbox LIVE digital content sold.

Nine months ended March 31, 2011 compared with nine months ended March 31, 2010

EDD revenue increased primarily reflecting higher Xbox 360 platform revenue. Xbox 360 platform revenue grew $2.4 billion or 52%, led by sales of Kinect sensors, increased volumes of Xbox 360 consoles and video games sold, and higher Xbox LIVE revenue. We shipped 11.9 million Xbox 360 consoles and 10.4 million Kinect sensors (including those sold with consoles) during the first nine months of fiscal year 2011, compared with 8.8 million Xbox 360 consoles during the first nine months of fiscal year 2010. Xbox 360 video game revenue increased primarily reflecting sales of Halo Reach and Kinect game titles.

PART I

Item 2

EDD operating income increased primarily reflecting revenue growth, offset in part by higher operating expenses. Cost of revenue increased $1.7 billion or 58% primarily reflecting higher volumes of Xbox 360 consoles and Kinect sensors sold, and increased royalty costs resulting from increased Xbox LIVE digital content sold. Research and development expenses increased $100 million or 14%, primarily reflecting higher headcount-related costs. Sales and marketing expenses grew $93 million or 16% primarily reflecting increased Xbox 360 platform marketing activities.

Nokia Strategic Alliance

On February 11, 2011, Microsoft and Nokia announced a strategic alliance to jointly create new mobile products and services and to extend established products and services to new markets. On April 21, 2011, the parties entered into definitive agreements to formalize this alliance.

Microsoft will license to Nokia and Nokia will adopt Windows Phone as Nokia’s primary smartphone platform. Microsoft will receive a running royalty at a competitive rate from Nokia for the Windows Phone platform, with minimum commitments reflecting the large volumes Nokia expects to ship. We will also provide Nokia with developer tools to accelerate developer support for Windows and Windows-related platforms. Microsoft and Nokia will collaborate on joint developer outreach and application sourcing. Microsoft’s Windows Marketplace infrastructure will support a new Nokia-branded application store. Participants in the Windows Phone ecosystem will be able to take advantage of Nokia’s billing agreements with operators in markets worldwide.

Nokia will deliver mapping, navigation, and location-based services to the Windows Phone ecosystem and will deliver a core set of mapping services for a broader set of Microsoft’s map-based offerings. Microsoft’s Bing and adCenter will power search and advertising on Nokia’s devices and services. Nokia will innovate and customize on the Windows Phone platform, contributing its expertise on hardware, design, and language support and will help bring Windows Phone to a broader range of price points, market segments and geographies. Microsoft will make annual payments to Nokia, in recognition of the unique nature of Nokia’s agreement with Microsoft and the contributions that Nokia is providing.

The agreements recognize the value of intellectual property portfolios and put in place mechanisms for exchanging rights to intellectual property. As part of these arrangements, Nokia will receive payments including consideration to be paid as part of a mutual release.

Corporate-Level Activity

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2011	2010		2011	2010

Corporate-level activity	$(1,138)	$(1,153)	1%	$(3,151)	$(3,205)	2%

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; and legal settlements and contingencies. For the three months ended March 31, 2011, corporate-level expenses decreased due mainly to lower sales and marketing costs retained in corporate, offset in part by newly legislated Puerto Rican excise taxes and a 7% increase in headcount-related expenses. For the nine months ended March 31, 2011, corporate-level expenses decreased due mainly to lower sales and marketing costs retained in corporate, offset in part by newly legislated Puerto Rican excise taxes and a 4% increase in headcount-related expenses.

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2011	2010		2011	2010

Cost of revenue	$3,897	$2,755	41%	$11,869	$9,225	29%
As a percent of revenue	24%	19%	5ppt	23%	20%	3ppt

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our Web sites and to acquire online advertising space (“traffic acquisition costs”); costs incurred to support and maintain Internet-based products and services; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs. Cost of revenue increased primarily due to increased volumes of Xbox 360 consoles and Kinect sensors sold and higher costs associated with our online offerings, including traffic acquisition costs and royalty costs relating to Xbox LIVE digital content sold, as well as due to higher expenses from providing Enterprise Services.

PART I

Item 2

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2011	2010		2011	2010

Research and development	$2,269	$2,220	2%	$6,650	$6,364	4%
As a percent of revenue	14%	15%	(1)ppt	13%	14%	(1)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code and services content. For the three months ended March 31, 2011, the increase in research and development expenses was primarily driven by a 2% increase in headcount-related expenses and the capitalization of certain software development costs in the prior year. For the nine months ended March 31, 2011, the increase in research and development expenses was primarily driven by a 4% increase in headcount-related expenses and the capitalization of certain software development costs in the prior year.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2011	2010		2011	2010

Sales and marketing	$3,393	$3,203	6%	$10,024	$9,612	4%
As a percent of revenue	21%	22%	(1)ppt	19%	21%	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs. Sales and marketing expenses increased primarily as a result of increased advertising and marketing of the Xbox 360 platform, Windows Phone, and Windows and Windows Live, and a 5% and 3% increase in headcount-related expenses for the three and nine months ended March 31, 2011, respectively.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2011	2010		2011	2010

General and administrative	$1,160	$1,152	1%	$3,043	$3,076	(1)%
As a percent of revenue	7%	8%	(1)ppt	6%	7%	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, employee severance, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative headcount, and legal and other administrative fees. The increase in general and administrative expenses was primarily due to newly legislated Puerto Rican excise taxes and an increase in headcount-related expenses, partially offset by transition expenses in the prior year associated with the inception of the Yahoo! Commercial Agreement and employee severance expenses in the prior year.

PART I

Item 2

OTHER INCOME AND INCOME TAXES

Other Income

The components of other income were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2011	2010	2011	2010

Dividends and interest income	$216	$204	$631	$604
Interest expense	(84)	(38)	(201)	(114)
Net recognized gains on investments	187	137	339	299
Net gains (losses) on derivatives	(65)	(69)	38	23
Net gains (losses) on foreign currency remeasurements	55	(56)	(14)	(24)
Other	7	(10)	(31)	33

Total	$316	$168	$762	$821

Dividends and interest income increased slightly due to higher average portfolio investment balances, offset in part by lower yields on our fixed-income investments. Interest expense increased due to our increased issuance of debt. Net recognized gains on investments increased in the three and nine months ended March 31, 2011 due primarily to higher gains on sales of equity securities. Net losses on derivatives in the three months ended March 31, 2011 were similar to the comparable period as losses on currency contracts used to hedge foreign currency revenues were offset in part by gains on commodity derivatives. Derivative gains increased in the nine months ended March 31, 2011 due primarily to higher gains on commodity derivatives offset in part by losses on currency contracts used to hedge foreign currency revenues. Changes in foreign currency remeasurements for the three months ended March 31, 2011 were primarily due to currency movements net of our hedging activities. Other includes a gain on the divestiture of Razorfish in the nine month period ending March 31, 2010.

Income Taxes

Our effective tax rates were approximately 13% and 25% for the three months ended March 31, 2011 and 2010, respectively, and 21% and 25% for the nine months ended March 31, 2011 and 2010, respectively. Our rates decreased and were lower than the U.S. federal statutory rate primarily due to the settlement of a portion of an I.R.S. audit of tax years 2004 to 2006, which reduced our income tax expense for the third quarter by $461 million, and a higher mix of earnings taxed at lower rates in foreign jurisdictions resulting from continued emphasis on producing and distributing our products and services through our foreign regional operational centers in Ireland, Singapore and Puerto Rico, which are subject to lower income tax rates.

Tax contingencies and other tax liabilities were $7.2 billion and $6.9 billion as of March 31, 2011 and June 30, 2010, respectively, and were included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006, we remain under audit for these years. Subsequent to quarter end, the I.R.S. issued proposed adjustments for tax years 2004 to 2006 that we have not agreed to and intend to contest through the administrative process. The impact of these proposed adjustments on years currently open to examination could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the audit will be concluded within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2010.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $50.2 billion as of March 31, 2011, compared with $36.8 billion as of June 30, 2010. Equity and other investments were $10.7 billion as of March 31, 2011, compared with $7.8 billion as of June 30, 2010. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to

PART I

Item 2

achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities. While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of March 31, 2011 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

Of the cash, cash equivalents, and short-term investments at March 31, 2011, approximately $42 billion was held by our foreign subsidiaries and were subject to material repatriation tax effects. The amount of cash and investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was approximately $267 million. As of March 31, 2011, approximately 70% of the short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 11% were invested in corporate notes and bonds of U.S. companies, and 6% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

Securities Lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $1.2 billion as of March 31, 2011. Our average and maximum securities lending payable balances for the three months ended March 31, 2011 were $1.3 billion and $1.4 billion, respectively. Our average and maximum securities lending payable balances for the nine months ended March 31, 2011 were $1.7 billion and $3.3 billion, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

Cash Flows

Cash flows from operations increased $2.6 billion to $21.1 billion for the nine months ended March 31, 2011 due mainly to increased revenue and cash collections. Cash used in financing decreased $3.2 billion to $6.0 billion due mainly to a $5.7 billion increase in proceeds from issuance of debt, net of repayments, offset in part by a $2.9 billion increase in cash used for common stock repurchases. Cash used in investing increased $6.5 billion to $13.7 billion due mainly to a $4.4 billion decrease in sales and maturities of investments, along with a $1.7 billion increase in purchases of investments.

PART I

Item 2

Debt

Short-term Debt

During the nine months ended March 31, 2011, we repaid $1.0 billion of commercial paper, leaving zero outstanding.

On November 5, 2010, our $1.0 billion 364-day credit facility expired. This facility served as a back-up for our commercial paper program. No amounts were drawn against the credit facility during any of the periods presented.

Long-term Debt

Notes

We issued debt during the periods presented to take advantage of favorable pricing and liquidity in the debt markets, reflecting our superior credit rating and the low interest rate environment. The proceeds of these issuances were used to partially fund discretionary business acquisitions and share repurchases.

As of March 31, 2011, both the total carrying value and estimated fair value of our long-term debt, including convertible debt, were $11.9 billion. The estimated fair value is based on quoted prices for our publicly-traded debt as of March 31, 2011, as applicable.

The components of long-term debt, the associated interest rates, and the semi-annual interest record and payment dates were as follows as of March 31, 2011:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions)
Notes
September 27, 2013	$1,000	0.875%	1.000%	March 15	March 27	September 15	September 27
June 1, 2014	2,000	2.950%	3.049%	May 15	June 1	November 15	December 1
September 25, 2015	1,750	1.625%	1.795%	March 15	March 25	September 15	September 25
February 8, 2016	750	2.500%	2.642%	February 1	February 8	August 1	August 8
June 1, 2019	1,000	4.200%	4.379%	May 15	June 1	November 15	December 1
October 1, 2020	1,000	3.000%	3.137%	March 15	April 1	September 15	October 1
February 8, 2021	500	4.000%	4.082%	February 1	February 8	August 1	August 8
June 1, 2039	750	5.200%	5.240%	May 15	June 1	November 15	December 1
October 1, 2040	1,000	4.500%	4.567%	March 15	April 1	September 15	October 1
February 8, 2041	1,000	5.300%	5.361%	February 1	February 8	August 1	August 8

Total	10,750

Convertible debt
June 15, 2013	1,250	0.000%	1.849%

Total unamortized discount	(85)

Total	$11,915

As of March 31, 2011, we had issued and outstanding $10.8 billion of debt securities as illustrated in the table above (collectively “the Notes”), including $4.75 billion issued in September 2010 and $2.25 billion issued in February 2011. The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share.

PART I

Item 2

Prior to March 15, 2013, the notes will be convertible, only in certain circumstances, into cash and, if applicable, cash, shares of Microsoft’s common stock, or a combination thereof, at our election. On or after March 15, 2013, the notes will be convertible at any time. Upon conversion, we will pay cash up to the aggregate principal amount of the notes and pay or deliver cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.

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

Unearned Revenue

Unearned revenue at March 31, 2011 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at March 31, 2011 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions; Microsoft Dynamics business solutions products; unspecified upgrades/enhancements of Windows Phone and Microsoft Internet Explorer on a when-and-if-available basis for Windows XP; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of March 31, 2011:

(In millions)

Three Months Ending,

June 30, 2011	$5,043
September 30, 2011	3,342
December 31, 2011	2,473
March 31, 2012	1,029
Thereafter	1,132

Total	$13,019

Share Repurchases

During the three months and nine months ended March 31, 2011, we repurchased approximately 30 million and 381 million shares of Microsoft common stock for $827 million and $9.8 billion, respectively, under the repurchase plan we announced on September 22, 2008. All repurchases were made using cash resources. As of March 31, 2011, approximately $13.9 billion remained of the $40.0 billion approved repurchase amount. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

PART I

Item 2

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Per Share Dividend	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2011

September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010
December 15, 2010	$0.16	February 17, 2011	$1,349	March 10, 2011
March 14, 2011	$0.16	May 19, 2011	$1,349	June 9, 2011

Fiscal Year 2010

September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009
December 9, 2009	$0.13	February 18, 2010	$1,139	March 11, 2010
March 8, 2010	$0.13	May 20, 2010	$1,130	June 10, 2010

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. In evaluating estimated losses on these indemnifications, we consider factors such as the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. To date, we have not encountered significant costs as a result of these obligations and have not accrued in our financial statements any liabilities related to these indemnifications.

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

Liquidity

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. As a result, as discussed above under Cash, Cash Equivalents, and Investments, the majority of our cash, cash equivalents, and short-term investments are held by foreign subsidiaries. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as acquisitions of businesses and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings. We have borrowed funds domestically and continue to have the ability to borrow funds domestically at reasonable interest rates.

As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $9.8 billion at March 31, 2011. Our retained deficit is not expected to affect our future ability to operate, pay dividends, or repay our debt given our continuing profitability and strong financial position.

PART I

Item 2

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

PART I

Item 2

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Among our reporting units, the fair value of OSD has been the closest to its carrying value. The carrying value of OSD’s goodwill was $6.4 billion as of March 31, 2011.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results and market conditions. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

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

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position should be measured based on the largest benefit that has a greater than 50% likelihood of being realized

PART I

Item 2, 3

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

Item 3, 4, 1, 1A

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

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, and legal risk. The following table sets forth the one-day VaR for substantially all of our positions as of March 31, 2011 and June 30, 2010 and for the three months ended March 31, 2011:

(In millions)

	March 31, 2011	June 30, 2010	Three Months Ended March 31, 2011

Risk categories			Average	High	Low

Foreign currency	$62	$57	$48	$66	$40
Interest rate	$56	$58	$57	$62	$53
Equity	$222	$183	$217	$223	$207
Commodity	$25	$19	$24	$26	$22

Total one-day VaR for the combined risk categories was $285 million at March 31, 2011 and $235 million at June 30, 2010. The total VaR is 22% less at March 31, 2011, and 26% less at June 30, 2010, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1A

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

•

maintaining the utility, compatibility, and performance of our cloud-based services on the growing array of computing devices, including smartphones, handheld computers, netbooks, tablets, and television set top devices; and

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

PART II

Item 1A

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

PART II

Item 1A

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

Lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions were resolved through a Consent Decree that took effect in 2001 and a Final Judgment entered in 2002. These proceedings imposed various constraints on our Windows operating system businesses. These constraints include limits on certain contracting practices, mandated disclosure of certain software program interfaces and protocols, and rights for computer manufacturers to limit the visibility of certain Windows features in new PCs. We believe we are in full compliance with these rules. We anticipate that the Consent Decree and Final Judgment will expire in May 2011, but we expect that federal and state antitrust authorities will continue to closely scrutinize our business.

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

PART II

Item 1A

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

We make significant investments in new products and services that may not be profitable.    Our growth depends on our ability to innovate by offering new, and adding value to our existing, software and service offerings. We will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including the Windows PC operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, Zune, Windows Live, the Windows Azure Services platform and other cloud-based services offerings, and Xbox 360. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. Our degree of success with Windows Phone, for example, will impact our ability to grow our share of the smartphone operating system market. It will also be an important factor in supporting our strategy of delivering value to end users seamlessly over PC, phone, and TV device classes. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

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

We may have additional tax liabilities.    We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We

PART II

Item 1A

regularly are under audit by tax authorities. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form this proposed legislation may pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

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

We operate a global business that exposes us to additional risks.    We operate in over 100 countries and a significant part of our revenue comes from international sales. Pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the U.S. and other countries. Operations outside the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor, or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also adversely affect our operations or financial results. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenues.

Catastrophic events or geo-political conditions may disrupt our business.    A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations and our operating results. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers, and may result in supply chain disruptions for hardware manufacturers, either of which may adversely affect our revenues. The long-term effects of climate change on the global economy in general or the information technology industry in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services. New regulations may require us to find alternative compliant and cost-effective methods of distributing our products and services.

PART II

Item 1A, 2, 6

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

January 1, 2011 – January 31, 2011	17,681,031	$ 28.28	17,681,031	$ 14,178
February 1, 2011 – February 28, 2011	0	$ 0	0	$ 14,178
March 1, 2011 – March 31, 2011	12,496,953	$ 26.16	12,496,953	$ 13,851

	30,177,984		30,177,984

During the third quarter of fiscal year 2011, we repurchased 30.2 million shares of Microsoft common stock for $827 million using cash resources. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2011, approximately $13.9 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

ITEM 6. EXHIBITS

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Current Report on Form 8-K dated February 8, 2011)

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase

PART II

Item 6

101.DEF**	XBRL Taxonomy Extension Definition Linkbase

101.LAB**	XBRL Taxonomy Extension Label Linkbase

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished, not filed.

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

April 28, 2011