Form 10-K
period 2011-06-30
MICROSOFT CORP
filed 2011-07-28
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2011

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

COMMON STOCK, $0.00000625 par value per share                                          NASDAQ

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of December 31, 2010, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $208,370,414,170 based on the closing sale price as reported on the NASDAQ National Market System. As of July 20, 2011, there were 8,378,265,782 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 15, 2011 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For The Fiscal Year Ended June 30, 2011

PART I

Item 1

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Business,” “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part I, Item 1A of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether as a result of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

Microsoft was founded in 1975. Our mission is to enable people and businesses throughout the world to realize their full potential. We work to achieve this mission by creating technology that transforms the way people work, play, and communicate. We develop and market software, services, and hardware that deliver new opportunities, greater convenience, and enhanced value to people’s lives. We do business worldwide and have offices in more than 100 countries.

We generate revenue by developing, licensing, and supporting a wide range of software products and services, by designing and selling hardware, and by delivering relevant online advertising to a global customer audience. In addition to selling individual products and services, we offer suites of products and services.

Our products include operating systems for personal computers (“PCs”), servers, phones, and other intelligent devices; server applications for distributed computing environments; productivity applications; business solution applications; desktop and server management tools; software development tools; video games; and online advertising. We also design and sell hardware including the Xbox 360 gaming and entertainment console, Kinect for Xbox 360, Xbox 360 accessories, and Microsoft PC hardware products.

We provide consulting and product and solution support services, and we train and certify computer system integrators and developers. We also offer cloud-based solutions that provide customers with software, services and content over the Internet by way of shared computing resources located in centralized data centers. Cloud revenue is earned primarily from usage fees and advertising.

Examples of cloud-based computing services we offer include:

•	Bing, our Internet search engine that finds and organizes the answers people need so they can make faster, more informed decisions;

•	Windows Live Essentials suite, which allows users to upload, organize and store photos, make movies, communicate via video, email, and messaging, and enhance online safety;

•	Xbox LIVE service, which enables online gaming, social networking, and access to a wide range of video, gaming, and entertainment content;

•

Microsoft Office 365, an online suite that enables people to work from virtually anywhere, anytime, and on any device with simple, familiar collaboration and communication solutions, including Microsoft Office, Exchange, SharePoint, and Lync;

PART I

Item 1

•	Microsoft Dynamics CRM Online customer relationship management services for sales, service and marketing professionals provided through a familiar Microsoft Outlook interface; and

•

the Azure family of platform and database services that helps developers connect applications and services in the cloud or on premise. These services include Windows Azure, a scalable operating system with computing, storage, hosting and management capabilities, and Microsoft SQL Azure, a relational database.

We also conduct research and develop advanced technologies for future software products and services. We believe that delivering innovative, high-value solutions through our integrated software and services platforms is the key to meeting our customers’ needs and to our future growth. We believe that we will continue to grow by delivering compelling new products and services, creating new opportunities for partners, improving customer satisfaction, and improving our service excellence, business efficacy, and internal processes.

OPERATING SEGMENTS

We operate our business in five segments: Windows & Windows Live Division, Server and Tools, Online Services Division, Microsoft Business Division, and Entertainment and Devices Division. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives across the development, sales, marketing, and services organizations, and they provide a framework for timely and rational allocation of development, sales, marketing, and services resources within businesses. Additional information on our operating segments and geographic and product information is contained in Note 21 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

Windows & Windows Live Division

Windows & Windows Live Division (“Windows Division”) develops and markets PC operating systems, related software and online services, and PC hardware products. This collection of software, hardware, and services is designed to simplify everyday tasks through efficient Web browsing and seamless operations across the user’s hardware and software. Windows Division revenue growth is largely correlated to the growth of the PC market worldwide, as approximately 75% of total Windows Division revenue comes from Windows operating system software purchased by original equipment manufacturers (“OEMs”), which they pre-install on equipment they sell. In addition to PC market changes, Windows revenue is impacted by:

•	hardware market changes driven by shifts between developed markets and emerging markets, consumer PCs and business PCs, and among varying forms of computing devices;

•	the attachment of Windows to PCs shipped and changes in inventory levels within the OEM channel; and

•

pricing changes and promotions, pricing variation associated with OEM channel shifts from local and regional system builders to large, multinational OEMs, and different pricing of Windows versions licensed.

Principal Products and Services:    Windows 7 and prior versions of the Windows operating system; Windows Live suite of applications and web services; and Microsoft PC hardware products.

Competition

The Windows operating system faces competition from various commercial software products offered by well-established companies, mainly Apple and Google. The Windows operating system also faces competition from alternative platforms and devices that may reduce demand for PCs. User and usage volumes on mobile devices are increasing worldwide relative to the PC. We believe Windows competes effectively by giving customers choice, flexibility, security, a familiar and easy-to-use interface, compatibility with a broad range of hardware and software applications, and the largest support network for any operating system.

PART I

Item 1

Windows Live software and services compete with Apple, Google, Yahoo!, and a wide array of Web sites and portals that provide communication and sharing tools and services. Our PC hardware products face competition from computer and other hardware manufacturers, many of which are also current or potential partners.

Server and Tools

Server and Tools develops and markets server software, software developer tools, services, and solutions that are designed to make information technology professionals and developers and their systems more productive and efficient. Server software is integrated server infrastructure and middleware designed to support software applications built on the Windows Server operating system. This includes the server platform, database, storage, management and operations, service-oriented architecture platform, security and identity software. Server and Tools also builds standalone and software development lifecycle tools for software architects, developers, testers, and project managers. Server offerings can be run on-site, in a partner-hosted environment, or in a Microsoft-hosted environment.

Our cloud-based services comprise a scalable operating system with computing, storage, and management capabilities and a relational database, which allow customers to run enterprise workloads and web applications in the cloud. These services also include a platform that helps developers connect applications and services in the cloud or on premise. Our goal is to enable customers to devote more resources to development and use of applications that benefit their business, rather than to the management of on-premise hardware and software.

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

Principal Products and Services:    Windows Server operating systems; Windows Azure; Microsoft SQL Server; SQL Azure; Windows Intune; Windows Embedded; Visual Studio; Silverlight; System Center products; Microsoft Consulting Services; and Premier product support services.

Competition

Our server operating system products face competition from a wide variety of server operating systems and applications offered by companies with a range of market approaches. Vertically integrated computer manufacturers such as Hewlett-Packard, IBM, and Oracle offer their own versions of the Unix operating system preinstalled on server hardware. Nearly all computer manufacturers offer server hardware for the Linux operating system and many contribute to Linux operating system development. The competitive position of Linux has also benefited from the large number of compatible applications now produced by many commercial and non-commercial software developers. A number of companies, such as Red Hat, supply versions of Linux.

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

Numerous commercial software vendors offer competing software applications for connectivity (both Internet and intranet), security, hosting, database, and e-business servers. System Center competes with server management and server virtualization platform providers, such as BMC, CA Technologies, Hewlett-Packard, IBM, and VMWare in

PART I

Item 1

the management of information technology infrastructures. SQL Server competes with products from IBM, Oracle, Sybase, and other companies in providing database, business intelligence and data warehousing solutions. Our products for software developers compete against offerings from Adobe, IBM, Oracle, other companies, and open-source projects. Competing open source projects include Eclipse (sponsored by CA Technologies, IBM, Oracle, and SAP), PHP, and Ruby on Rails, among others.

The embedded operating system business is highly fragmented with many competitive offerings. Key competitors include IBM, Intel, and versions of embeddable Linux from commercial Linux vendors such as Metrowerks and MontaVista Software.

Our cloud-based services offerings also have many competitors. Windows Azure faces competition from Amazon, Google, Salesforce.com, and VMWare. SQL Azure faces competition from IBM, Oracle, and other open source offerings. For Enterprise Services, we compete with a large group of diverse companies, including multinational consulting firms and small niche businesses focused on specific technologies.

We believe our server products, cloud-based services and Enterprise Services provide customers with advantages in innovation, performance, total costs of ownership, and productivity by delivering superior applications, development tools, and compatibility with a broad base of hardware and software applications, security, and manageability.

Online Services Division

Online Services Division (“OSD”) develops and markets information and content designed to help people simplify tasks and make more informed decisions online, and that help advertisers connect with audiences. OSD offerings include Bing, MSN, adCenter, and advertiser tools. Bing and MSN generate revenue through the sale of search and display advertising. Search and display advertising generally accounts for nearly all of OSD’s annual revenue.

We provide updated and new online offerings on a frequent basis. In December 2009, we entered into a definitive agreement with Yahoo! whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo! Web sites worldwide. We completed the algorithmic transition in the U.S. and Canada in July 2010 and the paid search transition in October 2010 and have begun transitioning algorithmic search in international markets. We believe this agreement will allow us to improve the effectiveness and increase the value of our search offering through greater scale in search queries and an expanded and more competitive search and advertising marketplace.

Principal Products and Services:    Bing; Microsoft adCenter; MSN; and Atlas online tools for advertisers.

Competition

OSD competes with Google, Yahoo!, and a wide array of Web sites and portals that provide content and online offerings to end users. We compete with these organizations to provide advertising opportunities for merchants. Competitors are continuously developing Internet offerings that seek to provide more effective ways of connecting advertisers with audiences. We believe our search engine, Bing, helps users make faster, more informed decisions by providing relevant search results, expanded search services, social recommendations, and a broad selection of content. We have enhanced the user interface to bring a richer search experience. We also invest in improving the scale of our advertising platform to serve both owned and operated and third-party online properties. We will continue to introduce new products and services to improve the user online experience. We believe that we can compete effectively by attracting new users, understanding their intent, and matching their intent with relevant content, advertiser offerings, and software services.

Microsoft Business Division

Microsoft Business Division (“MBD”) offerings consist of the Microsoft Office system (comprising mainly Office, SharePoint, Exchange and Lync) and Microsoft Dynamics business solutions. Microsoft Office system products are designed to increase personal, team, and organization productivity through a range of programs, services, and

PART I

Item 1

software solutions, which may be delivered either on premise or as a cloud-based service. Growth of revenue from the Microsoft Office system offerings, which generate over 90% of MBD revenue, depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other areas such as content management, enterprise search, collaboration, unified communications, and business intelligence. Microsoft Dynamics products provide business solutions for financial management, customer relationship management (“CRM”), supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises.

Approximately 80% of MBD revenue is generated from sales to businesses, which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue. Revenue from this category generally depends upon the number of information workers in a licensed enterprise and is therefore relatively independent of the number of PCs sold in a given year. Approximately 20% of MBD revenue is derived from sales to consumers, which includes revenue from retail packaged product sales and OEM revenue. This revenue generally is affected by the level of PC shipments and by product launches.

Principal Products and Services:    Microsoft Office; Microsoft Exchange; Microsoft SharePoint; Microsoft Lync; Microsoft Dynamics ERP and Dynamics CRM; and Microsoft Office Web Apps, which are the online companions to Microsoft Word, Excel, PowerPoint, and OneNote. In June 2011, MBD launched Office 365, which is an online services offering of Microsoft Office, Exchange, SharePoint, and Lync.

Competition

Competitors to the Microsoft Office system include software application vendors such as Adobe, Apple, Corel, Google, IBM, Oracle, and numerous Web-based competitors as well as local application developers in Asia and Europe. Apple may distribute certain versions of its application software products with various models of its PCs and through its mobile devices. Corel and IBM have measurable installed bases with their office productivity products. Google provides a hosted messaging and productivity suite that competes with Microsoft Office, Microsoft Exchange, and Microsoft SharePoint, including its FAST enterprise search technology. The OpenOffice.org project provides a freely downloadable cross-platform application that also has been adapted by various commercial software vendors to sell under their brands. Web-based offerings competing with individual applications can also position themselves as alternatives to Microsoft Office system products.

Our Microsoft Dynamics products compete with vendors such as Infor and Sage in the market focused on providing business solutions for small and mid-sized businesses. The market for large organizations and divisions of global enterprises is intensely competitive with a small number of primary vendors including Oracle and SAP. Additionally, Salesforce.com’s on-demand CRM offerings compete directly with Microsoft Dynamics CRM Online and Microsoft Dynamics CRM’s on-premise offerings.

As we continue to create additional functionality and products, we compete with additional vendors, most notably in content management and enterprise search, collaboration tools, unified communications, and business intelligence. These competitors include Cisco, Google, IBM, Oracle, and SAP. We believe our products compete effectively based on our strategy of providing flexible, easy to use solutions that work well with technologies our customers already have.

Entertainment and Devices Division

Entertainment and Devices Division (“EDD”) develops and markets products and services designed to entertain and connect people. The Xbox 360 entertainment platform, including Kinect, is designed to provide a unique variety of entertainment choices for individuals and families through the use of our devices, peripherals, content, and online services. Mediaroom is designed to provide live, recorded, and on-demand television programming regardless of your location or device. Windows Phone is designed to bring users closer to the people, applications, and content they need, while providing unique capabilities such as Microsoft Office and Xbox LIVE functionality.

PART I

Item 1

Nokia strategic alliance

On April 21, 2011, Microsoft and Nokia entered into definitive agreements to form a strategic alliance to jointly create new mobile products and services and to extend established products and services to new markets.

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

Principal Products and Services:    Xbox 360 gaming and entertainment console, Kinect for Xbox 360, Xbox 360 video games, Xbox 360 accessories; Xbox LIVE; Mediaroom; and Windows Phone.

Competition

Entertainment and devices businesses are highly competitive, characterized by rapid product life cycles, frequent introductions of new products and game titles, and the development of new technologies. The markets for our products are characterized by significant price competition, and we anticipate continued pricing pressure from our competitors. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with substantial financial and marketing resources. We compete primarily on the basis of product innovation, quality and variety, timing of product releases, and effectiveness of distribution and marketing.

Our Xbox gaming and entertainment business competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. The lifecycle for gaming and entertainment consoles averages five to 10 years. We released Xbox 360, our second generation console, in November 2005. Nintendo and Sony released new versions of their game consoles in late 2006. We believe the success of gaming and entertainment consoles is determined by the availability of games for the console, providing exclusive game content that gamers seek, the computational power and reliability of the console, and the ability to create new experiences via online services, downloadable content, and peripherals. In addition to Nintendo and Sony, our businesses compete with both Apple and Google in offering content products and services to the consumer. We believe the Xbox 360 entertainment platform is positioned well against competitive products and services based on significant innovation in hardware architecture, new developer tools, online gaming and entertainment services, and continued strong exclusive content from our own game franchises as well as other digital content offerings.

Windows Phone faces competition primarily from Apple, Google, and Research In Motion. Mediaroom faces competition primarily from a variety of competitors that provide elements of an Internet protocol television delivery platform, but that do not provide end-to-end solutions for the network operator.

PART I

Item 1

OPERATIONS

We have operations centers that support all operations in their regions, including customer contract and order processing, credit and collections, information processing, and vendor management and logistics. The regional center in Ireland supports the European, Middle Eastern, and African region; the center in Singapore supports the Japan, Greater China, and Asia-Pacific region; and the centers in Fargo, North Dakota, Fort Lauderdale, Florida, Puerto Rico, Redmond, Washington, and Reno, Nevada support Latin America and North America. In addition to the operations centers, we also operate data centers throughout the U.S. and in Europe.

To serve the needs of customers around the world and to improve the quality and usability of products in international markets, we localize many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes, and translating text.

We contract most of our manufacturing activities for Xbox 360 and related games, Kinect for Xbox 360, various retail software packaged products, and Microsoft hardware to third parties. Our products may include some components that are available from only one or limited sources. Our Xbox 360 console and Kinect for Xbox 360 include key components that are supplied by a single source. The integrated central processing unit/graphics processing unit is purchased from IBM, and the supporting embedded dynamic random access memory chips are purchased from Taiwan Semiconductor Manufacturing Company. Although we have chosen to initially source these components from a single supplier, we are under no obligation to exclusively source the components from these vendors in the future. We generally have the ability to use other manufacturers if the current vendor becomes unavailable. We generally have multiple sources for raw materials, supplies, and components, and are often able to acquire component parts and materials on a volume discount basis.

RESEARCH AND DEVELOPMENT

During fiscal years 2011, 2010, and 2009, research and development expense was $9.0 billion, $8.7 billion, and $9.0 billion, respectively. These amounts represented 13%, 14%, and 15%, respectively, of revenue in each of those years. We plan to continue to make significant investments in a broad range of research and product development efforts.

Product Development and Intellectual Property

Most of our software products and services are developed internally. Internal development allows us to maintain competitive advantages that come from closer technical control over our products and services. It also gives us the freedom to decide which modifications and enhancements are most important and when they should be implemented. We strive to obtain information as early as possible about changing usage patterns and hardware advances that may affect software design. Before releasing new software platforms, we provide application vendors with a range of resources and guidelines for development, training, and testing. Generally, we also create product documentation internally.

We protect our investments in innovation in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 26,000 U.S. and international patents issued and over 36,000 pending. While we employ many of our innovations exclusively in Microsoft products and services, we also engage in outbound and inbound licensing of specific patented technologies that are incorporated into licensees’ or Microsoft’s products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. From time to time, we purchase or license technology that we incorporate in our products or services.

While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, we believe, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms. We believe our continuing innovation and product development are not materially dependent on any single license or other agreement with a third party relating to the development of our products.

PART I

Item 1

Investing in Innovation

Innovation is the foundation for Microsoft’s success. Our model for growth is based on our ability to initiate and embrace disruptive technology trends, to enter new markets, both in terms of geographies and product areas, and to drive broad adoption of the products and services we develop and market. Our innovation investments focus on the emerging technology trends and breakthroughs that we believe offer significant opportunities to deliver value to our customers and growth for the company. We maintain our long-term commitment to research and development across a wide spectrum of technologies, tools, and platforms spanning communication and collaboration; information access and organization; entertainment; business and e-commerce; advertising; and devices.

While our main research and development facilities are located in Redmond, Washington, we also operate research and development facilities in other parts of the U.S. and around the world, including Canada, China, Denmark, England, India, Ireland, and Israel. This global approach will help us remain competitive in local markets and enable us to continue to attract top talent from across the world. We generally fund research at the corporate level to ensure that we are looking beyond immediate product considerations to opportunities further in the future. We also fund research and development activities at the business segment level. Many of the innovations created by our business segments are coordinated with other segments and leveraged across the company.

In addition to our main research and development operations, we also operate Microsoft Research. Microsoft Research is one of the world’s largest computer science research organizations, and works in close collaboration with top universities around the world to advance the state-of-the-art in computer science, providing us a unique perspective on future technology trends.

Based on our assessment of key technology trends and our broad focus on long-term research and development of new products and services, areas where we see significant opportunities to drive future growth include smart connected devices, cloud computing, entertainment, search, communications, and productivity.

DISTRIBUTION, SALES, AND MARKETING

We market and distribute our products and services primarily through the following channels: OEM; distributors and resellers; and online.

OEM

We distribute software through OEMs that pre-install our software on new PCs, servers, smartphones, and other intelligent devices that they sell to end customers. The largest component of the OEM business is the Windows operating system pre-installed on PCs. OEMs also sell hardware pre-installed with other Microsoft products, including server operating systems and application products and desktop applications such as our Microsoft Office suite. In addition to these products, we also market through OEMs software services such as our Windows Live Essentials suite.

There are two broad categories of OEMs. The largest OEMs, many of which operate globally, are referred to as “Direct OEMs,” as our relationship with them is managed through a direct agreement between Microsoft and the manufacturer. We have distribution agreements covering one or more of our products with virtually all of the multinational OEMs, including Acer, ASUSTek, Dell, Fujitsu, HTC, Hewlett-Packard, LG, Lenovo, NEC, Nokia, Samsung, Sony, Toshiba, and with many regional and local OEMs, including Medion, MSI, and Positivo. The second broad category of OEMs consists of lower-volume PC manufacturers (also called “System Builders”), which source their Microsoft software for pre-installation and local redistribution primarily through the Microsoft distributor channel rather than through a direct agreement or relationship with Microsoft. Some of the distributors in the Microsoft distributor channel are global, such as Ingram Micro and Tech Data, but most operate at a local or regional level.

PART I

Item 1

Distributors and Resellers

Many organizations that license our products and services through enterprise agreements transact directly with us, with sales support from solution integrators, independent software vendors, web agencies, and developers that advise organizations on licensing our products and services (“Enterprise Software Advisors”). Organizations also license our products and services indirectly, primarily through large account resellers (“LARs”), distributors, value-added resellers (“VARs”), OEMs, system builder channels and retailers. Although each type of reselling partner reaches organizations of all sizes, LARs are primarily engaged with large organizations, distributors resell primarily to VARs, and VARs typically reach small-sized and medium-sized organizations. Enterprise Software Advisors typically are also authorized as LARs and operate as resellers for our other licensing programs, such as the Select and Open licensing programs discussed under “Licensing Options” below. Some of our distributors include Ingram Micro and Tech Data, and some of our largest resellers include CDW, Dell, Insight Enterprises, and Software House International. Our Microsoft Dynamics software offerings are licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services. We distribute our retail packaged products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Individual consumers obtain these products primarily through retail outlets, such as Wal-Mart and Dixons. We have a network of field sales representatives and field support personnel that solicits orders from distributors and resellers, and provides product training and sales support.

Online

Although client-based software will continue to be an important part of our business, increasingly we are delivering additional value to customers through cloud-based services. We provide online content and services to consumers through Bing, MSN portals and channels, Microsoft Office Web Apps, Microsoft Security Essentials, Windows Live Essentials suite, Windows Phone Marketplace, Xbox LIVE, and Zune Marketplace. We provide content and services to business users through the Microsoft Online Services platform, which includes cloud-based services such as Business Productivity Online Standard Suite, Exchange Online, Microsoft Dynamics CRM Online, Microsoft Lync, Microsoft Office 365, Microsoft Office Communications Online, Microsoft Office Live Meeting, SQL Azure, SharePoint Online, Windows Azure, and Windows Intune. Other services delivered online include our online advertising platform with offerings for advertisers, as well as Microsoft Developer Networks subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling our products and solutions.

LICENSING OPTIONS

We license software to organizations under arrangements that allow the end-user customer to acquire multiple licenses of products and services. Our arrangements for organizations to acquire multiple licenses of products and services are designed to provide them with a means of doing so without having to acquire separate packaged product through retail channels. In delivering organizational licensing arrangements to the market, we use different programs designed to provide flexibility for organizations of various sizes. While these programs may differ in various parts of the world, generally they include those discussed below.

Open Licensing

Designed primarily for small-to-medium organizations (5 to over 250 licenses), Open licensing programs allow customers to acquire perpetual or subscription licenses and, at the customer’s election, rights to future versions of software products over a specified time period (two or three years depending on the Open program used). The offering that conveys rights to future versions of certain software products over the contract period is called software assurance. Software assurance also provides support, tools, and training to help customers deploy and use software efficiently. Under the Open program, customers can acquire licenses only, or licenses with software assurance. They can also renew software assurance upon the expiration of existing volume licensing agreements.

PART I

Item 1

Select Licensing

Designed primarily for medium-to-large organizations (greater than 250 licenses), the Select program allows customers to acquire perpetual licenses and, at the customer’s election, software assurance over a specified time period (generally three years or less). Similar to the Open program, the Select program allows customers to acquire licenses only, acquire licenses with software assurance, or renew software assurance upon the expiration of existing volume licensing agreements. Online services are also available for purchase through the Select program, and subscriptions are generally structured with terms between one and three years.

Services Provider Licensing

The Microsoft Services Provider License Agreement (“SPLA”) is a program targeted to service providers and Independent Software Vendors (“ISVs”) allowing these partners to provide software services and hosted applications to their end customers. Agreements are generally structured with a three-year term, and partners are billed monthly based upon consumption.

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

CUSTOMERS

Our customers include individual consumers, small- and medium-sized organizations, enterprises, governmental institutions, educational institutions, Internet service providers, application developers, and OEMs. Consumers and small- and medium-sized organizations obtain our products primarily through distributors, resellers, and OEMs. No sales to an individual customer accounted for more than 10% of fiscal year 2011, 2010, or 2009 revenue. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of July 28, 2011 were as follows:

Name	Age	Position with the Company

Steven A. Ballmer	55	Chief Executive Officer
Lisa E. Brummel	51	Senior Vice President, Human Resources
Kurt D. DelBene	51	President, Microsoft Office Division
Peter S. Klein	48	Chief Financial Officer
Craig J. Mundie	62	Chief Research and Strategy Officer
Satya Nadella	43	President, Server and Tools
Steven Sinofsky	45	President, Windows & Windows Live Division
Bradford L. Smith	52	Senior Vice President; General Counsel; Secretary
B. Kevin Turner	46	Chief Operating Officer

Mr. Ballmer was appointed Chief Executive Officer in January 2000. He served as President from July 1998 to February 2001. Previously, he had served as Executive Vice President, Sales and Support since February 1992. Mr. Ballmer joined Microsoft in 1980.

PART I

Item 1

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

Mr. DelBene was named President, Microsoft Office Division in September 2010. He served as Senior Vice President for the Microsoft Business Division since 2006. Since joining Microsoft in 1992, Mr. DelBene has served in several roles in Microsoft’s product development teams, including Vice President of Authoring and Collaboration Services, General Manager of Microsoft Outlook, Group Program Manager for Microsoft Exchange, and Group Manager in Microsoft’s Systems Division.

Mr. Klein was named Chief Financial Officer in November 2009. He served as Corporate Vice President, Chief Financial Officer, Microsoft Business Division from February 2006 to November 2009 and Chief Financial Officer of Server and Tools from July 2003 to February 2006. Mr. Klein joined Microsoft in 2002.

Mr. Mundie was named Chief Research and Strategy Officer in June 2006. He had been Senior Vice President and Chief Technical Officer, Advanced Strategies and Policy since August 2001. He was named Senior Vice President, Consumer Platforms in February 1996. Mr. Mundie joined Microsoft in 1992.

Mr. Nadella was named President, Server and Tools in February 2011. Before holding that position, he had a number of leadership positions at Microsoft, including Senior Vice President Research and Development for the Online Services Division since 2008 and Corporate Vice President, Research and Development for the Advertising Platform since 2007. From 2000 to 2007, Mr. Nadella led Microsoft Business Solutions. Prior to that, he spent several years leading engineering efforts in Microsoft’s Server group. Mr. Nadella joined Microsoft in 1992.

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

EMPLOYEES

As of June 30, 2011, we employed approximately 90,000 people on a full-time basis, 54,000 in the U.S. and 36,000 internationally. Of the total, 35,000 were in product research and development, 25,000 in sales and marketing, 16,000 in product support and consulting services, 5,000 in manufacturing and distribution, and 9,000 in general and administration. Our success is highly dependent on our ability to attract and retain qualified employees. None of our employees are subject to collective bargaining agreements.

PART I

Item 1, 1A

AVAILABLE INFORMATION

Our Internet address is www.microsoft.com. At our Investor Relations Web site, www.microsoft.com/investor, we make available free of charge a variety of information for investors. Our goal is to maintain the Investor Relations Web site as a portal through which investors can easily find or navigate to pertinent information about us, including:

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

The information found on our Web site is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

The cloud-based computing model presents execution and competitive risks.    We are transitioning our strategy to a computing environment characterized by cloud-based services used with smart client devices. Our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud. We are devoting significant resources to develop and deploy our own competing cloud-based software plus services strategies. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provides us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

•	continuing to innovate and bring to market compelling cloud-based experiences that generate increasing traffic and market share;

•

maintaining the utility, compatibility, and performance of our cloud-based services on the growing array of computing devices, including smartphones, handheld computers, netbooks, tablets, and television set top devices;

•	continuing to enhance the attractiveness of our cloud platforms to third-party developers; and

•	ensuring that our cloud services meet the reliability expectations of our customers and maintain the security of their data.

PART I

Item 1A

Challenges to our business models may reduce our revenue or operating margins.    Whether our software runs in the cloud or on a device, we continue to face challenges from alternative means of developing and licensing software. Under our license-based software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from the distribution of their products. Certain “open source” software business models challenge our license-based software model. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. Some companies compete with us using an open source business model by modifying and then distributing open source software to end users at nominal cost and earning revenue on complementary services and products. These firms do not bear the full costs of research and development for the software. In some cases, their products may infringe our patents. In addition, advertising-based business models seek revenue by delivering third party advertisements to end customers who receive the software and services at no direct costs. Gains in market acceptance of open source or advertising based software may adversely affect our sales, revenue, and operating margins.

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

We derive substantial revenue from licenses of Windows operating systems on personal computers. The proliferation of alternative devices and form factors creates challenges from competing software platforms. It is uncertain to what extent alternative devices will increase the number of computing devices that users own, or will substitute for users’ personal computer purchases. Alternative devices also run operating systems and applications developed by our competitors. These factors could impact our revenue and margins.

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

Third parties may claim we infringe their intellectual property rights.    From time to time, we receive notices from others claiming we infringe their intellectual property rights. Because of constant technological change in the

PART I

Item 1A

segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible the number of these claims may grow. To resolve these claims we may enter into royalty and licensing agreements on less favorable terms, stop selling or redesign affected products, or pay damages to satisfy indemnification commitments with our customers. Such agreements may cause operating margins to decline. We have made and expect to continue making significant expenditures to settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

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

Security vulnerabilities could lead to reduced revenue, liability claims, or competitive harm.    Maintaining the security of computers and computer networks is paramount for us and our customers. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products and services and gain access to our networks and data centers. Although this is an industry-wide problem that affects computers across all platforms, it affects our products and services in particular because hackers tend to focus their efforts on the most popular operating systems, programs, and services, and we expect them to continue to do so. Groups of hackers may also act in a coordinated manner to launch distributed denial of service attacks, or other coordinated attacks, that may cause service outages or other interruptions. We devote significant resources to address security vulnerabilities through:

•	engineering more secure products and services;

•	enhancing security and reliability features in our products and services, and continuously evaluating and updating those security and reliability features;

•	helping our customers make the best use of our products and services to protect against computer viruses and other attacks;

•	improving the deployment of software updates to address security vulnerabilities;

•	investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed; and

•	providing customers online automated security tools, published security guidance, and security software such as firewalls and anti-virus software.

The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products and services could cause significant reputational harm and lead some customers to seek to return products, to reduce or delay future purchases or adoption of services, or to use competing products. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue. Actual or perceived vulnerabilities may lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand all legal challenges.

In addition, our internal information technology environment continues to evolve. We are often early adopters of new devices and technologies. We embrace new ways of sharing data and communicating with partners and customers using methods such as social networking. These practices can enhance efficiency and business insight, but they also present risks that our business policies and internal security controls may not keep pace with the speed of these changes. If third parties gain access to our networks or data centers, they could obtain and exploit confidential business information and harm our competitive position.

PART I

Item 1A

Improper disclosure of personal data could result in liability and harm our reputation.    As we continue to execute our strategy of increasing the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable information of our customers. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies. Despite these efforts, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers to store and process personal data on premises or, increasingly, in a cloud-based environment we host. We believe consumers using our email, messaging, storage, sharing, and social networking services will increasingly want efficient, centralized methods of choosing their privacy preferences and controlling their data. Perceptions that our products or services do not adequately protect the privacy of personal information could inhibit sales of our products or services, and could constrain consumer and business adoption of cloud-based solutions.

We may experience outages, data loss and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic and complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our Web sites and in our data centers, and to introduce new products and services and support existing services such as Bing, Exchange Online, Office 365, SharePoint Online, Xbox LIVE, Windows Azure, Windows Live, and Microsoft Office Web Apps. We also are growing our business of providing a platform and back-end hosting for services provided by third-party businesses to their end customers. Maintaining and expanding this infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

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

Lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions were resolved through a Consent Decree that took effect in 2001 and a Final Judgment entered in 2002. These proceedings imposed various constraints on our Windows operating system businesses. These constraints included limits on certain contracting practices, mandated disclosure of certain software program interfaces and protocols, and rights for computer manufacturers to limit the visibility of certain Windows features in new PCs. Although the Consent Decree and Final Judgment expired in May 2011, we expect that federal and state antitrust authorities will continue to closely scrutinize our business.

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

PART I

Item 1A

Government regulatory actions and court decisions such as these may hinder our ability to provide the benefits of our software to consumers and businesses, thereby reducing the attractiveness of our products and the revenue that come from them. New actions could be initiated at any time, either by these or other governments or private claimants, including with respect to new versions of Windows or other Microsoft products. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

•

We may have to choose between withdrawing products from certain geographies to avoid fines or designing and developing alternative versions of those products to comply with government rulings, which may entail a delay in a product release and removing functionality that customers want or on which developers rely.

•	We may be required to make available licenses to our proprietary technologies on terms that do not reflect their fair market value or do not protect our associated intellectual property.

•	The rulings described above may be used as precedent in other competition law proceedings.

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

Delays in product development schedules may adversely affect our revenue.    The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our increasing focus on cloud-based software plus services also presents new and complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our revenue.

We make significant investments in new products and services that may not be profitable.    Our growth depends on our ability to innovate by offering new, and adding value to our existing, software and service offerings. We will continue to make significant investments in research, development, and marketing for new products, services, and technologies, including the Windows PC operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, Windows Live, the Windows Azure Services platform and other cloud-based services offerings, and the Xbox 360 entertainment platform. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. Our degree of success with Windows Phone, for example, will impact our ability to grow our share of the smartphone operating system market. It will also be an important factor in supporting our strategy of delivering value to end users seamlessly over PC, phone, and TV device classes. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Adverse economic conditions may harm our business.    Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions, may result in lower information technology spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or

PART I

Item 1A

business spending for those products declines, our revenue will be adversely affected. Our product distribution system also relies on an extensive partner network. The impact of economic conditions on our partners, such as the bankruptcy of a major distributor, could result in sales channel disruption. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that have affected global financial markets. A significant part of our investment portfolio consists of U.S. government securities. If global credit and equity markets experience prolonged periods of decline, or if the U.S. federal government budget process results in a default or downgrade of its debt, our investment portfolio may be adversely impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely impact our financial results.

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

Our vertically-integrated hardware and software products may experience quality or supply problems.    Our hardware products such as the Xbox 360 console are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. We obtain some components of our hardware devices from sole suppliers. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Either component shortages or excess or obsolete inventory may increase our cost of revenue. Xbox 360 consoles are assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

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

PART I

Item 1A, 1B, 2

We operate a global business that exposes us to additional risks.    We operate in over 100 countries and a significant part of our revenue comes from international sales. Pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the U.S. and other countries. Operations outside the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor, or economic conditions in a specific country or region and difficulties in staffing and managing foreign operations may also adversely affect our operations or financial results. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenue.

Catastrophic events or geo-political conditions may disrupt our business.    A disruption or failure of our systems or operations in the event of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations. Our move toward providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans, and magnifies the potential impact of prolonged outages on our operating results. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers, and may result in supply chain disruptions for hardware manufacturers, either of which may adversely affect our revenue. The long-term effects of climate change on the global economy in general or the information technology industry in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services. New regulations may require us to find alternative compliant and cost-effective methods of distributing our products and services.

Acquisitions, joint ventures and strategic alliances may have an adverse effect on our business.    We expect to continue making acquisitions or entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty integrating new employees, business systems, and technology, or diversion of management’s attention from our other businesses. It may take longer than expected to realize the full benefits, such as increased revenue, enhanced efficiencies, or market share, or those benefits may ultimately be smaller than anticipated, or may not be realized. These events could harm our operating results or financial condition.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2011 that remain unresolved.

ITEM 2. PROPERTIES

Our corporate offices consist of approximately 15 million square feet of office space located in King County, Washington: 10 million square feet of owned space situated on approximately 500 acres of land we own at our corporate campus in Redmond, Washington and approximately five million square feet of space we lease. We own approximately three million additional square feet of office and data center space domestically (outside of the Puget Sound corporate campus) and lease many sites domestically totaling approximately four million square feet of office and data center space.

PART I, II

Item 2, 3, 5

We occupy many sites internationally, totaling approximately three million square feet that is owned and approximately nine million square feet that is leased. International facilities that we own include our development center in Hyderabad, India; our European operations center in Dublin, Ireland; a research and development campus in Beijing, China; and facilities in Reading, UK. The largest leased office spaces include the following locations: Beijing and Shanghai, China; Tokyo, Japan; Unterschleissheim, Germany; Paris, France; Dublin, Ireland; Bangalore, India; Reading, UK; Vedbaek, Denmark; and Mississauga, Canada. In addition to the above locations, we have a disk duplication and digital distribution facility in Humacao, Puerto Rico, a facility in Singapore for our Asia Pacific operations center and regional headquarters, and various product development facilities, both domestically and internationally, as described in the “Research and Development” section of Item 1 of this Form 10-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 20, 2011, there were 134,854 registered holders of record of our common stock. The high and low common stock sales prices per share were as follows:

Quarter Ended	September 30	December 31	March 31	June 30	Fiscal Year

Fiscal Year 2011

High	$26.41	$28.87	$29.46	$26.87	$29.46
Low	$22.73	$23.78	$24.68	$23.65	$22.73

Fiscal Year 2010

High	$26.25	$31.50	$31.24	$31.58	$31.58
Low	$22.00	$24.43	$27.57	$22.95	$22.00

PART II

Item 5, 6, 7

DIVIDENDS AND SHARE REPURCHASES

See Note 18 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding dividends and share repurchases by quarter. Following are our monthly stock repurchases for the fourth quarter of fiscal year 2011:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

April 1, 2011 – April 30, 2011	0	$0	0	$13,851
May 1, 2011 – May 31, 2011	0	$0	0	$13,851
June 1, 2011 – June 30, 2011	65,839,984	$24.77	65,839,984	$12,221

	65,839,984		65,839,984

The repurchases were made using cash resources and occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Year Ended June 30,	2011	2010	2009	2008		2007

Revenue	$69,943	$62,484	$58,437	$60,420		$51,122
Operating income	$27,161	$24,098	$20,363	$22,271	(a)	$18,438
Net income	$23,150	$18,760	$14,569	$17,681	(a)	$14,065
Diluted earnings per share	$2.69	$2.10	$1.62	$1.87		$1.42
Cash dividends declared per share	$0.64	$0.52	$0.52	$0.44		$0.40
Cash and cash equivalents and short-term investments	$52,772	$36,788	$31,447	$23,662		$23,411
Total assets	$108,704	$86,113	$77,888	$72,793		$63,171
Long-term obligations	$22,847	$13,791	$11,296	$6,621		$8,320
Stockholders’ equity	$57,083	$46,175	$39,558	$36,286		$31,097

(a)	Includes a charge of $1.4 billion (€899 million) related to the fine imposed by the European Commission in February 2008.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our financial statements and the accompanying Notes to Financial Statements.

OVERVIEW AND OUTLOOK

Microsoft is a technology leader focused on helping people and businesses throughout the world realize their full potential. We create technology that transforms the way people work, play and communicate across a wide range of computing devices.

We generate revenue by developing, licensing, and supporting a wide range of software products and services, by designing and selling hardware, and by delivering relevant online advertising to a global customer audience. Our most significant expenses are related to compensating employees, designing, manufacturing, marketing and selling our products and services, and income taxes.

PART II

Item 7

Industry Trends

Our industry is dynamic and highly competitive, with frequent changes in both technologies and business models. Each industry shift is an opportunity to conceive new products, new technologies, or new ideas which can further transform the industry and our business. At Microsoft, we push the boundaries of what is possible through a broad set of research and technology innovations that seek to anticipate the changing demands of customers, industry trends, and competitive forces.

Key Opportunities and Investments

Based on our assessment of key technology trends and our broad focus on long-term research and development of new products and services, we see significant opportunities to drive future growth.

Smart connected devices

The price per unit of processing, storage, and networks continues to decline while at the same time devices increase in capability. This ongoing trend is increasing the capabilities of PCs, mobile, and other devices powered by rich software platforms and applications. At the same time, the information and services people use increasingly span multiple devices. User experiences will be transformed by the adoption of cloud computing when brought together with the richness of smart, connected devices. Microsoft is delivering experiences that seamlessly connect PCs and mobile and other devices through the cloud. We are devoting significant resources to consumer cloud offerings like Bing, Windows Live, and Xbox LIVE. Our software and hardware platform investments can be seen in products like Kinect, Windows, Windows Azure, Windows Phone, Windows Server, and Xbox.

Cloud computing transforming the data center and information technology

Cloud-based solutions provide customers with software, services and content over the Internet by way of shared computing resources located in centralized data centers. Computing is undergoing a long-term shift from client/server to the cloud, a shift similar in importance and impact to the transition from mainframe to client/server. The shift to the cloud is driven by three important economies of scale: larger data centers can deploy computational resources at significantly lower cost than smaller ones; larger data centers include diverse customer, geographic, and application demand patterns which improve the utilization of computing, storage, and network resources; and multi-tenancy lowers application maintenance labor costs for large public clouds. As a result of the improved economics, the cloud offers unique levels of elasticity and agility that will enable new solutions and applications. For businesses of all sizes, the cloud creates the opportunity to focus more on innovation while leaving non-differentiating activities to reliable and cost-effective providers. For most businesses, the first step in achieving cloud economics is the adoption of virtualization in their data center. We are devoting significant resources to developing cloud infrastructure, platforms, and applications including offerings such as Microsoft Dynamics Online, Microsoft SQL Azure, Office 365, Windows Azure, Windows Intune, and Windows Server.

Entertainment

The evolution of hardware, software, services, and the cloud are enhancing the delivery and quality of unified entertainment experiences across many devices. These rich media experiences include games, movies, music, television, and social interactions with family, friends, and colleagues. At Microsoft, our approach is to simplify and increase the accessibility of these entertainment experiences to broaden market penetration of our software and services. We invest significant resources in partnerships, content, Windows Phone, Xbox, and Xbox LIVE.

Search

Over the last two decades, web content and social connections have increased dramatically as people spend more time online, while discoverability and accessibility has been transforming from direct navigation and document links. There is significant opportunity to deliver differentiated products that helps users make better decisions and

PART II

Item 7

complete tasks more simply when using PC, mobile, and other devices. Our approach is to use machine learning to try to understand user intent, and differentiate our product by focusing on the integration of visual, social, and other elements which simplifies people’s interaction with the Internet. We invest significant resources in Bing, SharePoint, Windows, and Windows Phone.

Communications and productivity

Personal and business productivity has been transformed by the ubiquity of computing and software tools. Over the last decade, Microsoft redefined software productivity beyond the rich Office client on the PC. Productivity scenarios now encompass unified communications, business intelligence, collaboration, content management, and relationship management, which are increasingly powered by server-side applications. These server applications can be hosted by the customer, a partner, or by Microsoft in the cloud. There are significant opportunities to provide productivity and communication scenarios across PCs, mobile devices, and other devices that connect to services. We invest significant resources in Dynamics, Exchange, Lync, Office, Office 365, SharePoint, and Windows Live.

Economic Conditions, Challenges and Risks

As discussed above, our industry is dynamic and highly competitive. We must anticipate changes in technology and business models. Our model for growth is based on our ability to initiate and embrace disruptive technology trends, to enter new markets, both in terms of geographies and product areas, and to drive broad adoption of the products and services we develop and market.

At Microsoft, we prioritize our investments among the highest long-term growth opportunities. These investments require significant resources and are multi-year in nature. The products and services we bring to market can be built internally, brought to market as part of a partnership or alliance, or through acquisition.

Our success is highly dependent on our ability to attract and retain qualified employees. We rely on hiring from a mix of university and industry talent worldwide. Microsoft competes for talented individuals worldwide by offering broad customer reach, scale in resources, and competitive compensation.

Demand for our software, services, and hardware has a strong correlation to global macroeconomic factors. The current macroeconomic factors remain dynamic. See a discussion of these factors and other risks under Risk Factors (Part 1, Item 1a. of this Form 10-K).

Seasonality

Our revenue historically has fluctuated quarterly and has generally been the highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Entertainment and Devices Division has generated approximately 40% of its yearly segment revenue in our second fiscal quarter. In addition, quarterly revenue may be impacted by the deferral of revenue. See the discussions below regarding sales of earlier versions of the Microsoft Office system with a guarantee to be upgraded to the newest version of the Microsoft Office system at minimal or no cost (the “Office Deferral”) and sales of Windows Vista with a guarantee to be upgraded to Windows 7 at minimal or no cost and of Windows 7 to retailers before general availability (the “Windows 7 Deferral”).

PART II

Item 7

RESULTS OF OPERATIONS

Summary of Results for Fiscal Years 2011, 2010, and 2009

(In millions, except percentages and per share amounts)	2011	2010	2009	Percentage Change 2011 Versus 2010	Percentage Change 2010 Versus 2009

Revenue	$69,943	$62,484	$58,437	12%	7%
Operating income	$27,161	$24,098	$20,363	13%	18%
Diluted earnings per share	$2.69	$2.10	$1.62	28%	30%

Fiscal year 2011 compared with fiscal year 2010

Revenue increased primarily due to strong sales of the Xbox 360 entertainment platform, the 2010 Microsoft Office system, and Server and Tools products, offset in part by lower Windows revenue. Revenue also increased due to the $254 million Office Deferral in fiscal year 2010 and the subsequent recognition of the Office Deferral during fiscal year 2011. Changes in foreign currency exchange rates had an insignificant impact on revenue.

Operating income increased reflecting the change in revenue, offset in part by higher operating expenses. Key changes in operating expenses were:

•

Cost of revenue increased $3.2 billion or 26%, due to higher costs associated with our online offerings, including traffic acquisition costs, and increased volumes of Xbox 360 consoles and Kinect sensors sold.

•

Sales and marketing expenses increased $726 million or 5%, primarily reflecting increased advertising and marketing of the Xbox 360 platform, Windows Phone, and Windows and Windows Live, higher headcount-related expenses and increased fees paid to third party enterprise software advisors.

•	Research and development expenses increased $329 million or 4%, due mainly to higher headcount-related expenses.

•

General and administrative expenses increased $159 million or 4%, due mainly to higher headcount-related expenses and new Puerto Rican excise taxes, partially offset by prior year transition expenses associated with the inception of the Yahoo! Commercial Agreement.

Diluted earnings per share increased reflecting higher revenue, repurchases of common stock, and lower income tax expense, offset in part by higher operating expenses.

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

•

General and administrative expenses increased $33 million or 1% due mainly to increased legal charges and transition expenses associated with the inception of the Yahoo! Commercial Agreement, offset in part by a reduction in headcount-related expenses.

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

PART II

Item 7

Diluted earnings per share increased reflecting increased net income and the repurchase of 380 million shares during fiscal year 2010.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

The revenue and operating income (loss) amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 21 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) is presented on a basis consistent with our current internal management reporting. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately.

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

Windows & Windows Live Division

(In millions, except percentages)	2011	2010	2009	Percentage Change 2011 Versus 2010	Percentage Change 2010 Versus 2009

Revenue	$19,024	$19,494	$15,847	(2)%	23%
Operating income	$12,281	$13,034	$9,790	(6)%	33%

Windows & Windows Live Division (“Windows Division”) develops and markets PC operating systems, related software and online services, and PC hardware products. This collection of software, hardware, and services is designed to simplify everyday tasks through efficient browsing capabilities and seamless operations across the user’s hardware and software. Windows Division offerings consist of multiple editions of the Windows operating system, software and services through Windows Live, and Microsoft PC hardware products.

Windows Division revenue is largely correlated to the PC market worldwide, as approximately 75% of total Windows Division revenue comes from Windows operating system software purchased by original equipment manufacturers (“OEMs”) which they pre-install on equipment they sell. The remaining approximately 25% of Windows Division revenue (“other revenue”) is generated by commercial and retail sales of Windows and PC hardware products and online advertising from Windows Live.

Fiscal year 2011 compared with fiscal year 2010

Windows Division revenue reflected relative performance in PC market segments. We estimate that sales of PCs to businesses grew approximately 11% this year and sales of PCs to consumers declined approximately 1%. The decline in consumer PC sales included an approximately 32% decline in the sales of netbooks. Taken together, the total PC market increased an estimated 2% to 4%. Revenue was negatively impacted by the effect of higher growth in emerging markets, where average selling prices are lower, relative to developed markets, and by lower recognition of previously deferred Windows XP revenue. Considering the impact of Windows 7 launch in the prior year, including $273 million of revenue recognized related to the Windows 7 Deferral, we estimate that Windows Division revenue was in line with the PC market.

Windows Division operating income decreased as a result of decreased revenue and higher sales and marketing expenses. Sales and marketing expenses increased $224 million or 8% reflecting increased advertising of Windows and Windows Live.

PART II

Item 7

Fiscal year 2010 compared with fiscal year 2009

Windows Division revenue increased primarily as a result of strong sales of Windows 7 and PC market improvement. We estimate total PC shipments from all sources grew approximately 16% to 18%. OEM revenue increased $2.6 billion or 22%, while OEM license units increased 21%. The OEM revenue increase was driven by PC market growth, higher Windows attach rates across consumer and business segments, the restoration of normal OEM inventory levels, and the mix of versions of Windows licensed, offset in part by PC market changes, including stronger growth of emerging markets versus developed markets and of consumer PCs versus business PCs. Fiscal year 2009 OEM revenue reflects a $273 million Windows 7 Deferral. This amount was subsequently recognized in fiscal year 2010. Other revenue increased $970 million or 26% driven primarily by Windows 7 retail sales.

Windows Division operating income increased as a result of increased revenue, offset in part by higher operating expenses. Sales and marketing expenses increased $258 million or 11% reflecting increased advertising and marketing of Windows 7. Cost of revenue increased $251 million or 14%, primarily driven by traffic acquisition costs and royalties.

Server and Tools

(In millions, except percentages)	2011	2010	2009	Percentage Change 2011 Versus 2010	Percentage Change 2010 Versus 2009

Revenue	$17,096	$15,378	$14,601	11%	5%
Operating income	$6,608	$5,539	$4,816	19%	15%

Server and Tools develops and markets technology and related services that enable information technology professionals and their systems to be more productive and efficient. Server and Tools product and service offerings include Windows Server, Microsoft SQL Server, Windows Azure, Visual Studio, System Center products, Windows Embedded device platforms, and Enterprise Services. Enterprise Services comprise Premier product support services and Microsoft Consulting Services. We also offer developer tools, training and certification. Approximately 50% of Server and Tools revenue comes primarily from multi-year volume licensing agreements, approximately 30% is purchased through transactional volume licensing programs, retail packaged product and licenses sold to OEMs, and the remainder comes from Enterprise Services.

Fiscal year 2011 compared with fiscal year 2010

Server and Tools revenue increased reflecting growth in both product sales and Enterprise Services. Product revenue increased $1.4 billion or 11%, driven primarily by growth in Windows Server, SQL Server, Enterprise CAL Suites, and Windows Embedded, reflecting continued adoption of Windows platform applications. Enterprise Services revenue grew $337 million or 11%, due to growth in both Premier product support and consulting services.

Server and Tools operating income increased due to revenue growth, offset in part by higher operating expenses. Cost of revenue increased $366 million or 13%, primarily reflecting a $323 million increase in expenses from providing Enterprise Services. Sales and marketing expenses increased $264 million or 6% reflecting increased fees paid to third party enterprise software advisors and increased corporate marketing activities.

Fiscal year 2010 compared with fiscal year 2009

Server and Tools revenue increased mainly reflecting growth in product revenue. Product revenue increased $784 million or 7%, driven primarily by growth in Windows Server, SQL Server and Enterprise CAL Suites revenue, reflecting increased revenue from annuity volume licensing agreements and continued adoption of Windows platform applications, offset in part by a decline in developer tools revenue. Enterprise Services revenue was relatively flat, with growth in Premier product support services nearly offset by decreased consulting services.

PART II

Item 7

Server and Tools operating income increased due mainly to revenue growth, offset in part by increased cost of revenue. Cost of revenue increased $65 million or 2%, reflecting increased headcount-related expenses and hosting costs.

Online Services Division

(In millions, except percentages)	2011	2010	2009	Percentage Change 2011 Versus 2010	Percentage Change 2010 Versus 2009

Revenue	$2,528	$2,201	$2,121	15%	4%
Operating loss	$(2,557)	$(2,337)	$(1,641)	(9)%	(42)%

Online Services Division (“OSD”) develops and markets information and content designed to help people simplify tasks and make more informed decisions online, and that help advertisers connect with audiences. OSD offerings include Bing, MSN, adCenter, and advertiser tools. Bing and MSN generate revenue through the sale of search and display advertising. Search and display advertising generally accounts for nearly all of OSD’s annual revenue.

Fiscal year 2011 compared with fiscal year 2010

OSD revenue increased primarily as a result of growth in online advertising revenue. Online advertising revenue grew $358 million or 19% to $2.3 billion, reflecting continued growth in search and display advertising revenue, offset in part by decreased third party advertising revenue. Search revenue grew due to increased volumes reflecting general market growth, relative share gains in the U.S., and our Yahoo! alliance, offset in part by decreased revenue per search primarily related to challenges associated with optimizing the adCenter platform for the new mix and volume of traffic from the combined Yahoo! and Bing properties. As of June 30, 2011, according to third-party sources, Bing organic U.S. market share grew over 31% to approximately 14%, while Bing-powered U.S. market share, including Yahoo! properties, was approximately 27%.

OSD operating loss increased due to higher operating expenses, offset in part by increased revenue. Cost of revenue grew $641 million driven by costs associated with the Yahoo! search agreement and increased traffic acquisition costs. General and administrative expenses decreased $157 million or 60% due mainly to transition expenses in the prior year associated with the inception of the Yahoo! Commercial Agreement. Research and development increased $117 million or 11% due to increased headcount-related costs.

Fiscal year 2010 compared with fiscal year 2009

OSD revenue increased reflecting increased online advertising revenue, offset in part by decreased Access (dial-up internet) revenue. Online advertising revenue increased $146 million or 8% to $1.9 billion, reflecting higher search and display advertising revenue, offset in part by decreased advertiser and publisher tools revenue. Access revenue decreased $57 million or 31%, reflecting continued migration of subscribers to broadband or other competitively-priced service providers.

OSD operating loss increased due to increased operating expenses, offset in part by increased revenue. Cost of revenue increased $567 million, primarily driven by higher online traffic acquisition costs and Yahoo! reimbursement and implementation costs. General and administrative expenses increased $135 million. Sales and marketing expenses increased $51 million or 5% due mainly to increased marketing of Bing, offset in part by decreased headcount-related expenses.

Microsoft Business Division

(In millions, except percentages)	2011	2010	2009	Percentage Change 2011 Versus 2010	Percentage Change 2010 Versus 2009

Revenue	$22,186	$19,076	$19,257	16%	(1)%
Operating income	$14,124	$11,504	$11,365	23%	1%

PART II

Item 7

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

Fiscal year 2011 compared with fiscal year 2010

MBD revenue increased primarily reflecting sales of the 2010 Microsoft Office system, the $254 million Office Deferral during fiscal year 2010, and the subsequent recognition of the Office Deferral during fiscal year 2011. Business revenue increased $2.0 billion or 13%, reflecting licensing of the 2010 Microsoft Office system to transactional business customers, growth in multi-year volume licensing revenue, and a 10% increase in Microsoft Dynamics revenue. Consumer revenue increased $1.1 billion or 33%, approximately half of which was attributable to the launch of Office 2010 and half of which was attributable to the Office Deferral during fiscal year 2010 and subsequent recognition of the Office Deferral during fiscal year 2011. Excluding the impact associated with the Office Deferral, consumer revenue increased $620 million or 17% due to sales of the 2010 Microsoft Office system.

MBD operating income increased due mainly to revenue growth, offset in part by higher operating expenses. Cost of revenue increased $335 million or 26%, primarily driven by higher online costs and services. Sales and marketing expenses increased $97 million or 2%, primarily driven by an increase in corporate and cross-platform marketing activities. Research and development costs increased $79 million or 4%, primarily as a result of capitalization of certain Microsoft Office system software development costs in the prior year.

Fiscal year 2010 compared with fiscal year 2009

MBD revenue decreased primarily as a result of the net deferral of $254 million of revenue related to the Office 2010 Deferral. Consumer revenue decreased $142 million or 4%, primarily due to the Office 2010 Deferral, offset in part by growth in the PC market and sales of the 2010 Microsoft Office system, which was launched during the fourth quarter of fiscal year 2010. Business revenue decreased $39 million, primarily reflecting a decline in licensing of the 2007 Microsoft Office system to transactional business customers, offset in part by growth in multi-year volume licensing agreement revenue and licensing of the 2010 Microsoft Office system to transactional business customers. Microsoft Dynamics revenue was flat.

MBD operating income increased due mainly to decreased operating expenses, offset in part by decreased revenue. Sales and marketing expenses decreased $203 million or 5%, primarily driven by a decrease in corporate marketing activities. Research and development expenses decreased $202 million or 9%, primarily as a result of capitalization of certain Microsoft Office system software development costs and lower headcount-related expenses. General and administrative expenses decreased $50 million or 17% primarily due to expenses in the prior year associated with the acquisition of Fast Search & Transfer ASA (“FAST”) and lower headcount-related expenses. These decreases were offset in part by a $135 million or 12% increase in cost of revenue, primarily driven by increased traffic acquisition costs and increased costs of providing services.

Entertainment and Devices Division

(In millions, except percentages)	2011	2010	2009	Percentage Change 2011 Versus 2010	Percentage Change 2010 Versus 2009

Revenue	$8,913	$6,168	$6,416	45%	(4)%
Operating income	$1,324	$618	$351	114%	76%

PART II

Item 7

Entertainment and Devices Division (“EDD”) develops and markets products and services designed to entertain and connect people. EDD offerings include the Xbox 360 entertainment platform (which includes the Xbox 360 gaming and entertainment console, Kinect for Xbox 360, Xbox 360 video games, Xbox LIVE, and Xbox 360 accessories), Mediaroom (our Internet protocol television software), and Windows Phone. In November 2010, we released Kinect for Xbox 360 and the latest version of Windows Phone.

Fiscal year 2011 compared with fiscal year 2010

EDD revenue increased primarily reflecting higher Xbox 360 platform revenue. Xbox 360 platform revenue grew $2.7 billion or 48%, led by increased volumes of Xbox 360 consoles, sales of Kinect sensors, and higher Xbox LIVE revenue. We shipped 13.7 million Xbox 360 consoles during fiscal year 2011, compared with 10.3 million Xbox 360 consoles during fiscal year 2010.

EDD operating income increased primarily reflecting revenue growth, offset in part by higher cost of revenue. Cost of revenue increased $1.8 billion or 49% primarily reflecting higher volumes of Xbox 360 consoles and Kinect sensors sold, and increased royalty costs resulting from increased sales of Xbox LIVE digital content. Research and development expenses increased $119 million or 12%, primarily reflecting higher headcount-related costs. Sales and marketing expenses grew $90 million or 12% primarily reflecting increased Xbox 360 platform marketing activities.

Fiscal year 2010 compared with fiscal year 2009

EDD revenue decreased reflecting decreased revenue from Xbox 360 platform and PC games. Xbox 360 platform and PC game revenue decreased $12 million, primarily reflecting a reduction in Xbox 360 consoles sold and revenue per console, offset in part by increased Xbox LIVE revenue. We shipped 10.3 million Xbox 360 consoles during fiscal year 2010, compared with 11.2 million Xbox 360 consoles during fiscal year 2009. Non-gaming revenue decreased $197 million or 25% primarily reflecting decreased Zune and Windows Phone revenue.

EDD operating income increased due to reduced operating expenses. Cost of revenue decreased $496 million or 12%, primarily due to lower Xbox 360 console costs, offset in part by increased royalty costs resulting from increased Xbox LIVE digital marketplace third-party content sales and charges resulting from the discontinuation of the KIN phone. Sales and marketing costs decreased $75 million or 9%, primarily due to decreased Xbox 360 platform marketing activities. Research and development expenses increased $54 million or 6%, primarily reflecting increased headcount-related expenses, offset in part by decreased third-party development and programming costs.

Corporate-Level Activity

(In millions, except percentages)	2011	2010	2009	Percentage Change 2011 Versus 2010	Percentage Change 2010 Versus 2009

Corporate-level activity	$(4,619)	$(4,260)	$(4,318)	(8)%	1%

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; and legal settlements and contingencies.

Fiscal year 2011 compared with fiscal year 2010

Corporate-level expenses increased due mainly to new Puerto Rican excise taxes, certain revenue related sales and marketing expenses, and increased headcount-related expenses. These increases were offset in part by lower legal charges, which were $332 million in fiscal year 2011 compared to $533 million in fiscal year 2010.

PART II

Item 7

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

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	2011	2010	2009	Percentage Change 2011 Versus 2010	Percentage Change 2010 Versus 2009

Cost of revenue	$15,577	$12,395	$12,155	26%	2%
As a percent of revenue	22%	20%	21%	2ppt	(1)ppt

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our Web sites, and to acquire online advertising space (“traffic acquisition costs”); costs incurred to support and maintain Internet-based products and services, including royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs.

Fiscal year 2011 compared with fiscal year 2010

Cost of revenue increased primarily due to increased volumes of Xbox 360 consoles and Kinect sensors sold, higher costs associated with our online offerings, including traffic acquisition costs, and higher expenses from providing Enterprise Services, as well as royalty costs relating to Xbox LIVE digital content sold.

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

Research and Development

(In millions, except percentages)	2011	2010	2009	Percentage Change 2011 Versus 2010	Percentage Change 2010 Versus 2009

Research and development	$9,043	$8,714	$9,010	4%	(3)%
As a percent of revenue	13%	14%	15%	(1)ppt	(1)ppt

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

Fiscal year 2011 compared with fiscal year 2010

Research and development expenses increased primarily due to a 5% increase in headcount-related expenses and the capitalization of certain software development costs in the prior year.

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

Sales and Marketing

(In millions, except percentages)	2011	2010	2009	Percentage Change 2011 Versus 2010	Percentage Change 2010 Versus 2009

Sales and marketing	$13,940	$13,214	$12,879	5%	3%
As a percent of revenue	20%	21%	22%	(1)ppt	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal year 2011 compared with fiscal year 2010

Sales and marketing expenses increased primarily as a result of increased advertising and marketing of the Xbox 360 platform, Windows Phone, and Windows and Windows Live, a 5% increase in headcount-related expenses, and increased fees paid to third party enterprise software advisors.

Fiscal year 2010 compared with fiscal year 2009

Sales and marketing expenses increased, primarily reflecting increased advertising and marketing of Windows 7 and Bing and increased sales force expenses related to Windows 7.

General and Administrative

(In millions, except percentages)	2011	2010	2009	Percentage Change 2011 Versus 2010	Percentage Change 2010 Versus 2009

General and administrative	$4,222	$4,063	$4,030	4%	1%
As a percent of revenue	6%	7%	7%	(1)ppt	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Fiscal year 2011 compared with fiscal year 2010

General and administrative expenses increased primarily due to a 12% increase in headcount-related expenses and new Puerto Rican excise taxes, partially offset by prior year transition expenses associated with the inception of the Yahoo! Commercial Agreement.

Fiscal year 2010 compared with fiscal year 2009

General and administrative expenses increased due to increased legal charges, as discussed above within Corporate-Level Activity, and transition expenses associated with the inception of the Yahoo! Commercial Agreement. These increases were offset in part by a 6% reduction in headcount-related expenses and lower severance costs. During fiscal years 2010 and 2009, general and administrative expenses included employee severance expense of $59 million and $330 million, respectively, associated with a resource management program that was announced in January 2009 and completed in fiscal year 2010.

PART II

Item 7

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions)

Year Ended June 30,	2011	2010	2009

Dividends and interest income	$900	$843	$744
Interest expense	(295)	(151)	(38)
Net recognized gains (losses) on investments	439	348	(125)
Net losses on derivatives	(77)	(140)	(558)
Net gains (losses) on foreign currency remeasurements	(26)	1	(509)
Other	(31)	14	(56)

Total	$910	$915	$(542)

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

Fiscal year 2011 compared with fiscal year 2010

Dividends and interest income increased due to higher average portfolio investment balances, offset in part by lower yields on our fixed-income investments. Interest expense increased due to our increased issuance of debt. Net recognized gains on investments increased due primarily to higher gains on sales of equity securities, offset in part by fewer gains on sales of fixed-income securities. Derivative losses decreased due primarily to higher gains on commodity derivatives offset in part by higher losses on currency contracts used to hedge foreign currency revenue.

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

Income Taxes

Fiscal year 2011 compared with fiscal year 2010

Our effective tax rates for fiscal years 2011 and 2010 were approximately 18% and 25%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate and our prior year effective rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which are subject to

PART II

Item 7

lower income tax rates. In fiscal years 2011 and 2010, our U.S. income before income taxes was $8.9 billion and $9.6 billion, respectively, and comprised 32% and 38%, respectively, of our income before income taxes. In fiscal years 2011 and 2010, the foreign income before income taxes was $19.2 billion and $15.4 billion, respectively, and comprised 68% and 62%, respectively, of our income before income taxes. In fiscal years 2011 and 2010, the reduction of the U.S. federal statutory rate as a result of foreign earnings taxed at lower rates was 16% and 12%, respectively.

In addition, our effective tax rate was lower than in the prior year due to a partial settlement with the I.R.S. in the third quarter of fiscal year 2011 relating to the audit of tax years 2004 to 2006. This partial settlement reduced our income tax expense for fiscal year 2011 by $461 million.

Tax contingencies and other tax liabilities were $7.4 billion and $6.9 billion as of June 30, 2011 and 2010, respectively, and are included in other long-term liabilities. We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $44.8 billion resulting from earnings for certain non-U.S. subsidiaries because they are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was approximately $14.2 billion as of June 30, 2011.

While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. During the fourth quarter of fiscal year 2011, the I.R.S. completed its examination and issued a Revenue Agent’s Report (“RAR”) for the remaining unresolved items. We do not agree with the adjustments in the RAR, and we have filed a protest to initiate the administrative appeals process. The proposed adjustments are primarily related to transfer pricing and could have a significant impact on our financial statements if not resolved favorably; however, we believe our existing reserves are adequate. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the appeals process will be concluded within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2010.

Fiscal year 2010 compared with fiscal year 2009

Our effective tax rates in fiscal years 2010 and 2009 were approximately 25% and 27%, respectively. In fiscal years 2010 and 2009, the reduction to the U.S. federal statutory rate as a result of foreign earnings taxed at lower rates was 12% and 9%, respectively, reflecting the mix of U.S. and international income before income taxes and the impact of changes in unrecognized tax benefits related to international income. In fiscal years 2010 and 2009, foreign income before income taxes was $15.4 billion and $14.3 billion, respectively.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $52.8 billion as of June 30, 2011, compared with $36.8 billion as of June 30, 2010. Equity and other investments were $10.9 billion as of June 30, 2011, compared with $7.8 billion as of June 30, 2010. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities. While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of June 30, 2011 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

PART II

Item 7

Of the cash, cash equivalents, and short-term investments at June 30, 2011, approximately $45 billion was held by our foreign subsidiaries and were subject to material repatriation tax effects. The amount of cash and investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was approximately $379 million. As of June 30, 2011, approximately 68% of the short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 12% were invested in corporate notes and bonds of U.S. companies, and 5% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $1.2 billion as of June 30, 2011. Our average and maximum securities lending payable balances for the fiscal year were $1.6 billion and $3.3 billion, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

Cash Flows

Fiscal year 2011 compared with fiscal year 2010

Cash flows from operations increased $2.9 billion during the current fiscal year to $27.0 billion due mainly to increased revenue and cash collections from customers. Cash used in financing decreased $4.9 billion to $8.4 billion due mainly to a $5.8 billion increase in proceeds from issuance of debt, net of repayments, offset in part by a $602 million increase in cash paid for dividends. Cash used in investing increased $3.3 billion to $14.6 billion due to a $5.8 billion increase in purchases of investments, offset in part by a $2.5 billion increase in cash from securities lending.

Fiscal year 2010 compared with fiscal year 2009

Cash flow from operations increased $5.0 billion, primarily due to payment of $4.1 billion to the Internal Revenue Service in the prior year as a result of our settlement of the 2000-2003 audit examination along with increased cash received from customers in the current year. Cash used for financing increased $5.8 billion, primarily due to a $5.6

PART II

Item 7

billion decrease in net cash proceeds from issuance and repayments of short-term and long-term debt. Financing activities also included a $1.9 billion increase in cash used for common stock repurchases, which was offset in part by a $1.7 billion increase in cash received from common stock issued. Cash used for investing decreased $4.5 billion due to a $3.3 billion decrease in cash used for combined investment purchases, sales, and maturities along with a $1.1 billion decrease in additions to property and equipment.

Debt

Short-term debt

During fiscal year 2011, we repaid $1.0 billion of commercial paper, leaving zero outstanding.

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

As of June 30, 2011, the total carrying value and estimated fair value of our long-term debt, including convertible debt, were $11.9 billion and $12.1 billion, respectively. This is compared to a carrying value and estimated fair value of $4.9 billion and $5.2 billion, respectively, as of June 30, 2010. The estimated fair value is based on quoted prices for our publicly-traded debt as of June 30, 2011 and 2010, as applicable.

The components of long-term debt, the associated interest rates, and the semi-annual interest record and payment dates were as follows as of June 30, 2011:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions)

Notes

September 27, 2013	$1,000	0.875%	1.000%	March 15	March 27	September 15	September 27
June 1, 2014	2,000	2.950%	3.049%	May 15	June 1	November 15	December 1
September 25, 2015	1,750	1.625%	1.795%	March 15	March 25	September 15	September 25
February 8, 2016	750	2.500%	2.642%	February 1	February 8	August 1	August 8
June 1, 2019	1,000	4.200%	4.379%	May 15	June 1	November 15	December 1
October 1, 2020	1,000	3.000%	3.137%	March 15	April 1	September 15	October 1
February 8, 2021	500	4.000%	4.082%	February 1	February 8	August 1	August 8
June 1, 2039	750	5.200%	5.240%	May 15	June 1	November 15	December 1
October 1, 2040	1,000	4.500%	4.567%	March 15	April 1	September 15	October 1
February 8, 2041	1,000	5.300%	5.361%	February 1	February 8	August 1	August 8

Total	10,750

Convertible Debt
June 15, 2013	1,250	0.000%	1.849%
Total unamortized discount	(79)

Total	$11,921

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

PART II

Item 7

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. As of June 30, 2011, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $38 million.

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

Unearned Revenue

Unearned revenue at June 30, 2011 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at June 30, 2011 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions and prepaid points; Microsoft Dynamics business solutions products; OEM minimum commitments; unspecified upgrades/enhancements of Windows Phone and Microsoft Internet Explorer on a when-and-if-available basis for Windows XP; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of June 30, 2011:

(In millions)

Three Months Ending,

September 30, 2011	$5,979
December 31, 2011	4,914
March 31, 2012	3,207
June 30, 2012	1,622
Thereafter	1,398

Total	$17,120

PART II

Item 7

Share Repurchases

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 (the “2007 Programs”) to buy back up to $40.0 billion of Microsoft common stock. On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013 (the “2008 Program”). As of June 30, 2011, approximately $12.2 billion remained of the $40.0 billion approved repurchase amount. The repurchase program may be suspended or discontinued at any time without notice.

During the periods reported, we repurchased with cash resources: 447 million shares for $11.5 billion during fiscal year 2011; 380 million shares for $10.8 billion during fiscal year 2010; and 318 million shares for $8.2 billion during fiscal year 2009. All shares repurchased in fiscal years 2011 and 2010 were repurchased under the 2008 Program. Of the shares repurchased in fiscal year 2009, 101 million shares were repurchased for $2.7 billion under the 2007 Programs, while the remainder was repurchased under the 2008 Program.

Dividends

During fiscal years 2011 and 2010, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

Fiscal Year 2011

September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010
December 15, 2010	$0.16	February 17, 2011	$1,349	March 10, 2011
March 14, 2011	$0.16	May 19, 2011	$1,350	June 9, 2011
June 15, 2011	$0.16	August 18, 2011	$1,340	September 8, 2011

Fiscal Year 2010

September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009
December 9, 2009	$0.13	February 18, 2010	$1,139	March 11, 2010
March 8, 2010	$0.13	May 20, 2010	$1,130	June 10, 2010
June 16, 2010	$0.13	August 19, 2010	$1,118	September 9, 2010

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

PART II

Item 7

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2011.

(In millions)	2012	2013-2015	2016-2018	2019 and Thereafter	Total

Long-term debt: (a)
Principal payments	$0	$4,250	$2,500	$5,250	$12,000
Interest payments	344	959	720	3,228	5,251
Construction commitments (b)	263	0	0	0	263
Operating leases (c)	481	964	380	127	1,952
Purchase commitments (d)	5,580	355	0	0	5,935
Other long-term liabilities (e)	0	92	22	22	136

Total contractual obligations	$6,668	$6,620	$3,622	$8,627	$25,537

(a)	See Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K)
(b)	These amounts represent commitments for the construction of buildings, building improvements and leasehold improvements.
(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable facilities leases.
(d)	These amounts represent purchase commitments, including all open purchase orders and all contracts that are take-or-pay contracts that are not presented as construction commitments above.
(e)

We have excluded long-term tax contingencies, other tax liabilities, and deferred income taxes of $8.8 billion and other long-term contingent liabilities of $276 million (related to the antitrust and unfair competition class action lawsuits) from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded unearned revenue of $1.4 billion and non-cash items of $279 million.

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

Definitive Agreement with Skype

On May 10, 2011, we announced that we had entered into a definitive agreement with Skype Global S.à.r.l. (“Skype”) under which we would acquire Skype, a leading internet communications company, for $8.5 billion in cash. We anticipate the acquisition will extend Skype’s brand and reach of its network platform, while enhancing our existing portfolio of real-time communications products and services. The acquisition is subject to regulatory approvals and other customary closing conditions. We obtained regulatory approval in the U.S. and expect to obtain all remaining required regulatory approvals during calendar year 2011.

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

PART II

Item 7

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

As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $6.3 billion at June 30, 2011. Our retained deficit is not expected to affect our future ability to operate, pay dividends, or repay our debt given our continuing profitability and strong financial position.

RECENTLY ISSUED ACCOUNTING STANDARDS

Recently Adopted Accounting Pronouncements

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

Recent Accounting Pronouncements Not Yet Adopted

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have presentation changes only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance

PART II

Item 7

expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States (“U.S. GAAP”). Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of investment securities, goodwill, research and development costs, contingencies, income taxes, and stock-based compensation.

Revenue Recognition

Software revenue recognition requires judgment, including whether a software arrangement includes multiple elements, and if so, whether vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. A portion of revenue may be recorded as unearned due to undelivered elements. Changes to the elements in a software arrangement, the ability to identify VSOE for those elements, and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products.

Impairment of Investment Securities

Investments are reviewed quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to sell, the investment. For fixed-income securities, we also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

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

PART II

Item 7

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Among our reporting units, the fair value of OSD has been the closest to its carrying value. The carrying value of OSD’s goodwill was $6.4 billion as of June 30, 2011.

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

PART II

Item 7A

The following table sets forth the one-day VaR for substantially all of our positions as of June 30, 2011 and 2010 and for the year ended June 30, 2011:

(In millions)

	June 30, 2011	June 30, 2010	Year Ended June 30, 2011

Risk Categories			Average	High	Low

Foreign currency	$86	$57	$67	$121	$40
Interest rate	$58	$58	$56	$65	$50
Equity	$212	$183	$211	$230	$184
Commodity	$28	$19	$22	$30	$18

Total one-day VaR for the combined risk categories was $290 million at June 30, 2011 and $235 million at June 30, 2010. The total VaR is 25% less at June 30, 2011, and 26% less at June 30, 2010, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2011	2010	2009

Revenue	$69,943	$62,484	$58,437
Operating expenses:
Cost of revenue	15,577	12,395	12,155
Research and development	9,043	8,714	9,010
Sales and marketing	13,940	13,214	12,879
General and administrative	4,222	4,063	4,030

Total operating expenses	42,782	38,386	38,074

Operating income	27,161	24,098	20,363
Other income (expense)	910	915	(542)

Income before income taxes	28,071	25,013	19,821
Provision for income taxes	4,921	6,253	5,252

Net income	$23,150	$18,760	$14,569

Earnings per share:
Basic	$2.73	$2.13	$1.63
Diluted	$2.69	$2.10	$1.62

Weighted average shares outstanding:
Basic	8,490	8,813	8,945
Diluted	8,593	8,927	8,996

Cash dividends declared per common share	$0.64	$0.52	$0.52

See accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2011	2010

Assets
Current assets:
Cash and cash equivalents	$9,610	$5,505
Short-term investments (including securities loaned of $1,181 and $62)	43,162	31,283

Total cash, cash equivalents, and short-term investments	52,772	36,788
Accounts receivable, net of allowance for doubtful accounts of $333 and $375	14,987	13,014
Inventories	1,372	740
Deferred income taxes	2,467	2,184
Other	3,320	2,950

Total current assets	74,918	55,676
Property and equipment, net of accumulated depreciation of $9,829 and $8,629	8,162	7,630
Equity and other investments	10,865	7,754
Goodwill	12,581	12,394
Intangible assets, net	744	1,158
Other long-term assets	1,434	1,501

Total assets	$108,704	$86,113

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,197	$4,025
Short-term debt	0	1,000
Accrued compensation	3,575	3,283
Income taxes	580	1,074
Short-term unearned revenue	15,722	13,652
Securities lending payable	1,208	182
Other	3,492	2,931

Total current liabilities	28,774	26,147
Long-term debt	11,921	4,939
Long-term unearned revenue	1,398	1,178
Deferred income taxes	1,456	229
Other long-term liabilities	8,072	7,445

Total liabilities	51,621	39,938

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 8,376 and 8,668	63,415	62,856
Retained deficit, including accumulated other comprehensive income of $1,863 and $1,055	(6,332)	(16,681)

Total stockholders’ equity	57,083	46,175

Total liabilities and stockholders’ equity	$108,704	$86,113

See accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2011	2010	2009

Operations
Net income	$23,150	$18,760	$14,569
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	2,766	2,673	2,562
Stock-based compensation expense	2,166	1,891	1,708
Net recognized losses (gains) on investments and derivatives	(362)	(208)	683
Excess tax benefits from stock-based compensation	(17)	(45)	(52)
Deferred income taxes	2	(220)	762
Deferral of unearned revenue	31,227	29,374	24,409
Recognition of unearned revenue	(28,935)	(28,813)	(25,426)
Changes in operating assets and liabilities:
Accounts receivable	(1,451)	(2,238)	2,215
Inventories	(561)	(44)	255
Other current assets	(1,259)	464	(677)
Other long-term assets	62	(223)	(273)
Accounts payable	58	844	(671)
Other current liabilities	(1,146)	451	(2,700)
Other long-term liabilities	1,294	1,407	1,673

Net cash from operations	26,994	24,073	19,037

Financing
Short-term debt borrowings (repayments), maturities of 90 days or less, net	(186)	(991)	1,178
Proceeds from issuance of debt, maturities longer than 90 days	6,960	4,167	4,796
Repayments of debt, maturities longer than 90 days	(814)	(2,986)	(228)
Common stock issued	2,422	2,311	579
Common stock repurchased	(11,555)	(11,269)	(9,353)
Common stock cash dividends paid	(5,180)	(4,578)	(4,468)
Excess tax benefits from stock-based compensation	17	45	52
Other	(40)	10	(19)

Net cash used in financing	(8,376)	(13,291)	(7,463)

Investing
Additions to property and equipment	(2,355)	(1,977)	(3,119)
Acquisition of companies, net of cash acquired	(71)	(245)	(868)
Purchases of investments	(35,993)	(30,168)	(36,850)
Maturities of investments	6,897	7,453	6,191
Sales of investments	15,880	15,125	19,806
Securities lending payable	1,026	(1,502)	(930)

Net cash used in investing	(14,616)	(11,314)	(15,770)

Effect of exchange rates on cash and cash equivalents	103	(39)	(67)

Net change in cash and cash equivalents	4,105	(571)	(4,263)
Cash and cash equivalents, beginning of period	5,505	6,076	10,339

Cash and cash equivalents, end of period	$9,610	$5,505	$6,076

See accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30,	2011	2010	2009

Common stock and paid-in capital
Balance, beginning of period	$62,856	$62,382	$62,849
Common stock issued	2,422	2,311	567
Common stock repurchased	(3,738)	(3,113)	(2,611)
Stock-based compensation expense	2,166	1,891	1,708
Stock-based compensation income tax deficiencies	(292)	(647)	(128)
Other, net	1	32	(3)

Balance, end of period	63,415	62,856	62,382

Retained deficit
Balance, beginning of period	(16,681)	(22,824)	(26,563)
Net income	23,150	18,760	14,569
Other comprehensive income:
Net unrealized gains (losses) on derivatives	(627)	27	302
Net unrealized gains (losses) on investments	1,054	265	(233)
Translation adjustments and other	381	(206)	(240)

Comprehensive income	23,958	18,846	14,398
Common stock cash dividends	(5,394)	(4,547)	(4,620)
Common stock repurchased	(8,215)	(8,156)	(6,039)

Balance, end of period	(6,332)	(16,681)	(22,824)

Total stockholders’ equity	$57,083	$46,175	$39,558

See accompanying notes.

PART II

Item 8

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

The financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

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

Revenue for retail packaged products, products licensed to original equipment manufacturers (“OEMs”), and perpetual licenses under certain volume licensing programs generally is recognized as products are shipped or made available. Revenue for products under technology guarantee programs, which provide free or significantly discounted rights to use upcoming new versions of a software product if an end user licenses existing versions of the product during the eligibility period, is allocated between existing product and the new product, and revenue allocated to the new product is deferred until that version is delivered. The revenue allocation is based on vendor-specific objective evidence of fair value of the products.

Certain multi-year licensing arrangements include a perpetual license for current products combined with rights to receive future versions of software products on a when-and-if-available basis (“Software Assurance”) and are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the billing coverage period. Revenue from certain arrangements that allow for the use of a product or service over a

PART II

Item 8

period of time without taking possession of software are also accounted for as subscriptions. Revenue for software products where customers have the right to receive unspecified upgrades/enhancements on a when-and-if-available basis and for which vendor-specific objective evidence of fair value does not exist for the upgrades/enhancements is recognized on a straight-line basis over the estimated life of the software.

Revenue related to our Xbox 360 gaming and entertainment console, Kinect for Xbox 360, games published by us, and other hardware components is generally recognized when ownership is transferred to the resellers. Revenue related to games published by third parties for use on the Xbox 360 platform is recognized when games are manufactured by the game publishers.

Display advertising revenue is recognized as advertisements are displayed. Search advertising revenue is recognized when the ad appears in the search results or when the action necessary to earn the revenue has been completed. Consulting services revenue is recognized as services are rendered, generally based on the negotiated hourly rate in the consulting arrangement and the number of hours worked during the period. Consulting revenue for fixed-price services arrangements is recognized as services are provided. Revenue from prepaid points redeemable for the purchase of software or services is recognized upon redemption of the points and delivery of the software or services.

Cost of Revenue

Cost of revenue includes; manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our Web sites, and to acquire online advertising space (“traffic acquisition costs”); costs incurred to support and maintain Internet-based products and services, including royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs. Capitalized research and development costs are amortized over the estimated lives of the products.

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

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.9 billion, $1.6 billion, and $1.4 billion in fiscal years 2011, 2010, and 2009, respectively.

PART II

Item 8

Employee Severance

We record employee severance when a specific plan has been approved by management, the plan has been communicated to employees, and it is unlikely that significant changes will be made to the plan. In January 2009, we announced and implemented a resource management program to reduce discretionary operating expenses, employee headcount, and capital expenditures. Severance expenses associated with this program were $59 million and $330 million in fiscal years 2010 and 2009, respectively, and are included in general and administrative expenses.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense over the vesting or service period, as applicable, of the stock award (generally four to five years) using the straight-line method.

Employee Stock Purchase Plan

Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value of the stock on the last day of each three-month period. Compensation expense for the employee stock purchase plan is measured as the discount the employee is entitled to upon purchase and is recognized in the period of purchase.

Income Taxes

Income tax expense includes U.S. and international income taxes, the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested, and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. The deferred income taxes are classified as current or long-term based on the classification of the related asset or liability.

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

PART II

Item 8

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

Our current financial liabilities have fair values that approximate their carrying values. Our long-term financial liabilities consist of long-term debt which is recorded on the balance sheet at issuance price less unamortized discount.

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

Investments are considered to be impaired when a decline in fair value is judged to be other-than-temporary. Fair value is calculated based on publicly available market information or other estimates determined by management. We employ a systematic methodology on a quarterly basis that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to sell, the investment. For fixed-income securities, we also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established.

PART II

Item 8

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2011	2010	2009

Balance, beginning of period	$375	$451	$153
Charged to costs and other	14	45	360
Write-offs	(56)	(121)	(62)

Balance, end of period	$333	$375	$451

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

PART II

Item 8

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

Recent accounting pronouncements not yet adopted

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have presentation changes only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the new guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. The new guidance will be effective for us beginning January 1, 2012. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

PART II

Item 8

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

NOTE 2 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options, stock awards, and shared performance stock awards. The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)

Year Ended June 30,	2011	2010	2009

Net income available for common shareholders (A)	$23,150	$18,760	$14,569

Weighted average outstanding shares of common stock (B)	8,490	8,813	8,945
Dilutive effect of stock-based awards	103	114	51

Common stock and common stock equivalents (C)	8,593	8,927	8,996

Earnings Per Share

Basic (A/B)	$2.73	$2.13	$1.63
Diluted (A/C)	$2.69	$2.10	$1.62

We excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive:

(In millions)

Year Ended June 30,	2011	2010	2009

Shares excluded from calculations of diluted EPS	21	28	342

The decrease in anti-dilutive shares from fiscal year 2009 to 2010 was due mainly to the decrease in employee stock options outstanding.

In June 2010, we issued $1.25 billion of zero-coupon debt securities that are convertible into shares of our common stock if certain conditions are met. As of June 30, 2011, none of these securities had met price or other conditions that would make them eligible for issuance and therefore were excluded from the calculation of either the basic or diluted EPS. See Note 12 – Debt for additional information.

NOTE 3 — OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)

Year Ended June 30,	2011	2010	2009

Dividends and interest income	$900	$843	$744
Interest expense	(295)	(151)	(38)
Net recognized gains (losses) on investments	439	348	(125)
Net losses on derivatives	(77)	(140)	(558)
Net gains (losses) on foreign currency remeasurements	(26)	1	(509)
Other	(31)	14	(56)

Total	$910	$915	$(542)

PART II

Item 8

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)

Year Ended June 30,	2011	2010	2009

Other-than-temporary impairments of investments	$(80)	$(69)	$(862)
Realized gains from sales of available-for-sale securities	734	605	1,634
Realized losses from sales of available-for-sale securities	(215)	(188)	(897)

Total	$439	$348	$(125)

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2011

Cash	$1,648	$0	$0	$1,648	$1,648	$0	$0
Mutual funds	1,752	0	0	1,752	1,752	0	0
Commercial paper	639	0	0	639	414	225	0
Certificates of deposit	598	0	0	598	372	226	0
U.S. government and agency securities	33,607	162	(7)	33,762	2,049	31,713	0
Foreign government bonds	658	11	(2)	667	0	667	0
Mortgage-backed securities	2,307	121	(4)	2,424	0	2,424	0
Corporate notes and bonds	10,575	260	(11)	10,824	3,375	7,449	0
Municipal securities	441	15	(2)	454	0	454	0
Common and preferred stock	7,925	2,483	(193)	10,215	0	0	10,215
Other investments	654	0	0	654	0	4	650

Total	$60,804	$3,052	$(219)	$63,637	$9,610	$43,162	$10,865

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2010

Cash	$1,661	$0	$0	$1,661	$1,661	$0	$0
Mutual funds	1,120	0	0	1,120	1,120	0	0
Commercial paper	188	0	0	188	13	175	0
Certificates of deposit	348	0	0	348	68	280	0
U.S. government and agency securities	21,036	167	(1)	21,202	1,822	19,380	0
Foreign government bonds	518	13	0	531	0	531	0
Mortgage-backed securities	3,137	135	(7)	3,265	0	3,265	0
Corporate notes and bonds	7,450	289	(18)	7,721	701	7,020	0
Municipal securities	726	22	(1)	747	120	627	0
Common and preferred stock	6,640	1,030	(418)	7,252	0	0	7,252
Other investments	507	0	0	507	0	5	502

Total	$43,331	$1,656	$(445)	$44,542	$5,505	$31,283	$7,754

PART II

Item 8

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater		Total Fair Value	Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2011

U.S. government and agency securities	$484	$(7)	$0	$0	$484	$(7)
Foreign government bonds	365	(2)	0	0	365	(2)
Mortgage-backed securities	63	(3)	14	(1)	77	(4)
Corporate notes and bonds	750	(10)	25	(1)	775	(11)
Municipal securities	79	(2)	0	0	79	(2)
Common and preferred stock	1,377	(146)	206	(47)	1,583	(193)

Total	$3,118	$(170)	$245	$(49)	$3,363	$(219)

	Less than 12 Months		12 Months or Greater		Total Fair Value	Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2010

U.S. government and agency securities	$216	$(1)	$0	$0	$216	$(1)
Mortgage-backed securities	105	(6)	18	(1)	123	(7)
Corporate notes and bonds	1,124	(13)	89	(5)	1,213	(18)
Municipal securities	66	(1)	0	0	66	(1)
Common and preferred stock	2,102	(339)	190	(79)	2,292	(418)

Total	$3,613	$(360)	$297	$(85)	$3,910	$(445)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2011.

At June 30, 2011 and 2010, the recorded bases and estimated fair values of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $334 million and $216 million, respectively.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

June 30, 2011

Due in one year or less	$23,982	$24,053
Due after one year through five years	19,516	19,733
Due after five years through 10 years	2,516	2,637
Due after 10 years	2,811	2,945

Total	$48,825	$49,368

PART II

Item 8

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of June 30, 2011 and 2010, the total notional amounts of these foreign exchange contracts sold were $10.6 billion and $9.3 billion, respectively. Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of June 30, 2011 and 2010, the total notional amounts of these foreign exchange contracts sold were $572 million and $523 million, respectively. Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of June 30, 2011, the total notional amounts of these foreign exchange contracts purchased and sold were $3.9 billion and $7.3 billion, respectively. As of June 30, 2010, the total notional amounts of these foreign exchange contracts purchased and sold were $7.8 billion and $5.3 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of June 30, 2011, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.4 billion and $935 million, respectively. As of June 30, 2010, the total notional amounts of designated and non-designated equity contracts purchased and sold were $918 million and $472 million, respectively.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of June 30, 2011, the total notional amounts of fixed-interest rate contracts purchased and sold were $2.3 billion and $2.2 billion, respectively. As of June 30, 2010, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.1 billion and $1.8 billion, respectively. In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of June 30, 2011 and 2010, the total notional derivative amount of mortgage contracts purchased were $868 million and $305 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low cost method of managing

PART II

Item 8

exposure to individual credit risks or groups of credit risks. As of June 30, 2011, the total notional amounts of credit contracts purchased and sold were $532 million and $277 million, respectively. As of June 30, 2010, the total notional amounts of credit contracts purchased and sold were $371 million and $199 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap, futures and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of June 30, 2011, the total notional amounts of commodity contracts purchased and sold were $1.9 billion and $502 million, respectively. As of June 30, 2010, the total notional amounts of commodity contracts purchased and sold were $1.1 billion and $376 million, respectively.

Credit Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2011, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

Fair Values of Derivative Instruments

Following are the gross fair values of derivative instruments designated as hedging instruments (“designated hedge derivatives”) and not designated as hedging instruments (“non-designated hedge derivatives”) that were held at June 30, 2011 and 2010. The fair values exclude the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2011

Assets

Non-designated hedge derivatives:
Short-term investments	$14	$179	$0	$17	$4	$214
Other current assets	73	0	0	0	0	73

Total	$87	$179	$0	$17	$4	$287
Designated hedge derivatives:
Short-term investments	$6	$0	$0	$0	$0	$6
Other current assets	123	0	0	0	0	123

Total	$129	$0	$0	$0	$0	$129

Total assets	$216	$179	$0	$17	$4	$416

Liabilities

Non-designated hedge derivatives:
Other current liabilities	$(91)	$(12)	$(9)	$(19)	$(4)	$(135)
Designated hedge derivatives:
Other current liabilities	$(128)	$0	$0	$0	$0	$(128)

Total liabilities	$(219)	$(12)	$(9)	$(19)	$(4)	$(263)

PART II

Item 8

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2010

Assets

Non-designated hedge derivatives:
Short-term investments	$15	$134	$12	$7	$8	$176
Other current assets	34	0	0	0	0	34

Total	$49	$134	$12	$7	$8	$210
Designated hedge derivatives:
Short-term investments	$3	$0	$0	$0	$0	$3
Other current assets	563	0	0	0	0	563

Total	$566	$0	$0	$0	$0	$566

Total assets	$615	$134	$12	$7	$8	$776

Liabilities

Non-designated hedge derivatives:
Other current liabilities	$(60)	$(17)	$(33)	$(41)	$(5)	$(156)
Designated hedge derivatives:
Other current liabilities	$(9)	$0	$0	$0	$0	$(9)

Total liabilities	$(69)	$(17)	$(33)	$(41)	$(5)	$(165)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

Fair Value Hedge Gains (Losses)

We recognized in other income (expense) the following gains (losses) related to fair value hedges and their related hedged items:

(In millions)

Year Ended June 30,	2011	2010	2009

Foreign Exchange Contracts

Derivatives	$(92)	$(57)	$121
Hedged items	85	60	(120)

Total	$(7)	$3	$1

Equity Contracts

Derivatives	$0	$0	$191
Hedged items	0	0	(211)

Total	$0	$0	$(20)

PART II

Item 8

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) related to foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods reported):

(In millions)

Year Ended June 30,	2011	2010	2009

Effective Portion

Gain (loss) recognized in OCI, net of tax effect of $(340), $188 and $472	$(632)	$349	$876
Gain (loss) reclassified from OCI into revenue	$(7)	$495	$884

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Loss recognized in other income (expense)	$(276)	$(174)	$(314)

We estimate that $186 million of net derivative losses included in OCI at June 30, 2011 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2011.

Non-Designated Derivative Gains (Losses)

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense). These amounts are shown in the table below, with the exception of gains (losses) on derivatives presented in income statement line items other than other income (expense), which were immaterial for all periods presented. Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) below are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities.

(In millions)

Year Ended June 30,	2011	2010	2009

Foreign exchange contracts	$(27)	$106	$(234)
Equity contracts	35	12	(131)
Interest-rate contracts	19	(4)	5
Credit contracts	24	22	(18)
Commodity contracts	148	(1)	(126)

Total	$199	$135	$(504)

PART II

Item 8

NOTE 6 — FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2011

Assets

Mutual funds	$1,752	$0	$0	$1,752	$0	$1,752
Commercial paper	0	639	0	639	0	639
Certificates of deposit	0	598	0	598	0	598
U.S. government and agency securities	23,591	10,175	0	33,766	0	33,766
Foreign government bonds	303	367	0	670	0	670
Mortgage-backed securities	0	2,428	0	2,428	0	2,428
Corporate notes and bonds	0	10,600	58	10,658	0	10,658
Municipal securities	0	454	0	454	0	454
Common and preferred stock	9,821	55	5	9,881	0	9,881
Derivatives	8	388	20	416	(204)	212

Total	$35,475	$25,704	$83	$61,262	$(204)	$61,058

Liabilities

Derivatives and other	$109	$257	$0	$366	$(203)	$163

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2010

Assets

Mutual funds	$1,120	$0	$0	$1,120	$0	$1,120
Commercial paper	0	172	0	172	0	172
Certificates of deposit	0	348	0	348	0	348
U.S. government and agency securities	16,473	4,756	0	21,229	0	21,229
Foreign government bonds	239	294	0	533	0	533
Mortgage-backed securities	0	3,264	0	3,264	0	3,264
Corporate notes and bonds	0	7,460	167	7,627	0	7,627
Municipal securities	0	747	0	747	0	747
Common and preferred stock	6,988	43	5	7,036	0	7,036
Derivatives	22	745	9	776	(207)	569

Total	$24,842	$17,829	$181	$42,852	$(207)	$42,645

Liabilities

Derivatives and other	$85	$137	$0	$222	$(205)	$17

(a)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

PART II

Item 8

The table below reconciles the total Net Fair Value of assets above to the balance sheet presentation of these same assets in Note 4 – Investments for June 30, 2011 and 2010.

(In millions)

June 30,	2011	2010

Net fair value of assets measured at fair value on a recurring basis	$61,058	$42,645
Cash	1,648	1,661
Common and preferred stock measured at fair value on a nonrecurring basis	334	216
Other investments measured at fair value on a nonrecurring basis	650	502
Less derivative assets classified as other current assets	(54)	(544)
Other	1	62

Recorded basis of investment components	$63,637	$44,542

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the fiscal years 2011 and 2010 in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in OCI.

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Year Ended June 30, 2011

Balance, beginning of period	$167	$5	$9	$181
Total realized and unrealized gains (losses):
Included in other income (expense)	39	0	11	50
Included in other comprehensive income	(63)	0	0	(63)
Purchases, issuances and settlements	(85)	0	0	(85)

Balance, end of period	$58	$5	$20	$83

Change in unrealized gains (losses) included in other income (expense) related to assets held as of June 30, 2011	$6	$0	$11	$17

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Year Ended June 30, 2010

Balance, beginning of period	$253	$5	$5	$263
Total realized and unrealized gains (losses):
Included in other income (expense)	6	0	4	10
Included in other comprehensive income	(92)	0	0	(92)

Balance, end of period	$167	$5	$9	$181

Change in unrealized gains (losses) included in other income (expense) related to assets held as of June 30, 2010	$6	$0	$4	$10

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal years 2011 and 2010, impairment charges of $2 million and $5 million, respectively, were recognized for certain investments measured at fair value on a nonrecurring basis, as the decline in their respective fair values below their cost was determined to be other than temporary in all instances. At June 30, 2011 and 2010, we held no common and preferred stocks that were required to be measured at fair value on a nonrecurring basis.

PART II

Item 8

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2011	2010

Raw materials	$232	$172
Work in process	56	16
Finished goods	1,084	552

Total	$1,372	$740

NOTE 8 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2011	2010

Land	$533	$526
Buildings and improvements	6,521	6,087
Leasehold improvements	2,345	2,100
Computer equipment and software	6,601	5,673
Furniture and equipment	1,991	1,873

Total, at cost	17,991	16,259
Accumulated depreciation	(9,829)	(8,629)

Total, net	$8,162	$7,630

During fiscal years 2011, 2010, and 2009, depreciation expense was $2.0 billion, $1.8 billion, and $1.7 billion, respectively.

NOTE 9 — BUSINESS COMBINATIONS

During fiscal year 2011, we acquired three entities for total consideration of $75 million, substantially all of which was paid in cash. During fiscal year 2010, we acquired five entities for total consideration of $267 million, substantially all of which was paid in cash. During fiscal year 2010, we also sold three entities for total consideration of $600 million, including Razorfish in the second quarter of fiscal year 2010. During fiscal year 2009, we acquired nine entities for total consideration of $925 million, substantially all of which was paid in cash. These entities have been included in or removed from our consolidated results of operations since their acquisition or sale dates, respectively. Pro forma results of operations have not been presented because the effects of these business combinations, individually and in the aggregate, were not material to our consolidated results of operations.

Definitive Agreement with Skype

On May 10, 2011, we announced that we had entered into a definitive agreement with Skype Global S.à.r.l. (“Skype”) under which we would acquire Skype, a leading internet communications company, for $8.5 billion in cash. The acquisition will extend Skype’s brand and reach of its network platform, while enhancing our existing portfolio of real-time communications products and services. The acquisition is subject to regulatory approvals and other customary closing conditions. We obtained regulatory approval in the U.S. and expect to obtain all remaining required regulatory approvals during calendar year 2011.

PART II

Item 8

NOTE 10 — GOODWILL

Changes in the carrying amount of goodwill for fiscal years 2011 and 2010 by segment were as follows:

	Balance as of June 30, 2009	Acquisitions	Purchase Accounting Adjustments and Other	Balance as of June 30, 2010	Acquisitions	Purchase Accounting Adjustments and Other	Balance as of June 30, 2011

(In millions)

Windows & Windows Live Division	$77	$0	$0	$77	$0	$12	$89
Server and Tools	1,038	82	(2)	1,118	13	8	1,139
Online Services Division	6,657	0	(284)	6,373	0	0	6,373
Microsoft Business Division	3,927	116	(19)	4,024	4	139	4,167
Entertainment and Devices Division	804	0	(2)	802	30	(19)	813

Total	$12,503	$198	$(307)	$12,394	$47	$140	$12,581

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

We test goodwill for impairment annually on May 1 at the reporting unit level using a fair value approach. No impairment of goodwill was identified as of May 1, 2011.

NOTE 11 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Year Ended June 30,			2011			2010

Contract-based	$1,068	$(966)	$102	$1,075	$(914)	$161
Technology-based (a)	2,356	(1,831)	525	2,308	(1,521)	787
Marketing-related	113	(98)	15	114	(86)	28
Customer-related	326	(224)	102	390	(208)	182

Total	$3,863	$(3,119)	$744	$3,887	$(2,729)	$1,158

(a)	Technology-based intangible assets included $179 million and $249 million as of June 30, 2011 and 2010, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

We estimate that we have no significant residual value related to our intangible assets. No material impairments of intangible assets were identified during any of the periods presented.

PART II

Item 8

The components of intangible assets acquired during fiscal years 2011 and 2010 were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2011		2010

Contract-based	$0		$3	2 years
Technology-based	119	3 years	322	4 years
Marketing-related	1	7 years	0
Customer-related	2	4 years	18	5 years

Total	$122	3 years	$343	4 years

Intangible assets amortization expense was $537 million, $707 million, and $591 million for fiscal years 2011, 2010, and 2009, respectively. Amortization of capitalized software was $114 million, $97 million, and $65 million for fiscal years 2011, 2010, and 2009, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at June 30, 2011:

(In millions)

Year Ending June 30,

2012	$390
2013	242
2014	68
2015	27
2016	10
2017 and thereafter	7

Total	$744

NOTE 12 — DEBT

Short-term Debt

During fiscal year 2011, we repaid $1.0 billion of commercial paper, leaving zero outstanding.

On November 5, 2010, our $1.0 billion 364-day credit facility expired. This facility served as a back-up for our commercial paper program. No amounts were drawn against the credit facility during any of the periods presented.

Long-term Debt

As of June 30, 2011, the total carrying value and estimated fair value of our long-term debt, including convertible debt, were $11.9 billion and $12.1 billion, respectively. This is compared to a carrying value and estimated fair value of $4.9 billion and $5.2 billion, respectively, as of June 30, 2010. The estimated fair value is based on quoted prices for our publicly-traded debt as of June 30, 2011 and 2010, as applicable.

Maturities of long-term debt for each of the next five years and thereafter are as follows:

(In millions)

Year Ending June 30,

2012	$0
2013	1,250
2014	3,000
2015	0
2016	2,500
Thereafter	5,250

Total	$12,000

PART II

Item 8

Cash paid for interest on our debt for fiscal years 2011 and 2010 was $197 million and $145 million, respectively. No cash was paid for debt interest for fiscal year 2009.

The components of long-term debt, the associated interest rates, and the semi-annual interest record and payment dates were as follows as of June 30, 2011:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions)

Notes

September 27, 2013	$1,000	0.875%	1.000%	March 15	March 27	September 15	September 27
June 1, 2014	2,000	2.950%	3.049%	May 15	June 1	November 15	December 1
September 25, 2015	1,750	1.625%	1.795%	March 15	March 25	September 15	September 25
February 8, 2016	750	2.500%	2.642%	February 1	February 8	August 1	August 8
June 1, 2019	1,000	4.200%	4.379%	May 15	June 1	November 15	December 1
October 1, 2020	1,000	3.000%	3.137%	March 15	April 1	September 15	October 1
February 8, 2021	500	4.000%	4.082%	February 1	February 8	August 1	August 8
June 1, 2039	750	5.200%	5.240%	May 15	June 1	November 15	December 1
October 1, 2040	1,000	4.500%	4.567%	March 15	April 1	September 15	October 1
February 8, 2041	1,000	5.300%	5.361%	February 1	February 8	August 1	August 8

Total	10,750

Convertible Debt

June 15, 2013	1,250	0.000%	1.849%
Total unamortized discount	(79)

Total	$11,921

The components of long-term debt, the associated interest rates, and the semi-annual interest record and payment dates were as follows as of June 30, 2010:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions)

Notes

June 1, 2014	$2,000	2.950%	3.049%	May 15	June 1	November 15	December 1
June 1, 2019	1,000	4.200%	4.379%	May 15	June 1	November 15	December 1
June 1, 2039	750	5.200%	5.240%	May 15	June 1	November 15	December 1

Total	3,750

Convertible Debt

June 15, 2013	1,250	0.000%	1.849%
Total unamortized discount	(61)

Total	$4,939

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

PART II

Item 8

Convertible debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized.

Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. As of June 30, 2011, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $38 million.

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

NOTE 13 — INCOME TAXES

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2011	2010	2009

Current Taxes

U.S. federal	$3,108	$4,415	$3,159
U.S. state and local	209	357	192
International	1,602	1,701	1,139

Current taxes	4,919	6,473	4,490

Deferred Taxes

Deferred taxes	2	(220)	762

Provision for income taxes	$4,921	$6,253	$5,252

U.S. and international components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2011	2010	2009

U.S.	$8,862	$9,575	$5,529
International	19,209	15,438	14,292

Income before income taxes	$28,071	$25,013	$19,821

PART II

Item 8

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2011	2010	2009

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(15.6)%	(12.1)%	(9.3)%
Internal Revenue Service settlement	(1.7)%	0%	0%
Other reconciling items, net	(0.2)%	2.1%	0.8%

Effective rate	17.5%	25.0%	26.5%

The reduction from the federal statutory rate from foreign earnings taxed at lower rates results from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which are subject to lower income tax rates. In general, other reconciling items consist of interest, U.S. state income taxes, domestic production deductions, and credits. In fiscal years 2011, 2010, and 2009, there were no individually significant other reconciling items. The I.R.S. settlement is discussed below.

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2011	2010

Deferred Income Tax Assets

Stock-based compensation expense	$1,079	$1,329
Other expense items	1,411	1,696
Unearned revenue	463	556
Impaired investments	424	289
Other revenue items	69	80

Deferred income tax assets	$3,446	$3,950

Deferred Income Tax Liabilities

International earnings	$(1,266)	$(1,056)
Unrealized gain on investments	(904)	(674)
Other	(265)	(265)

Deferred income tax liabilities	(2,435)	(1,995)

Net deferred income tax assets	$1,011	$1,955

Reported As

Current deferred income tax assets	$2,467	$2,184
Long-term deferred income tax liabilities	(1,456)	(229)

Net deferred income tax assets	$1,011	$1,955

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

We have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $44.8 billion resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences is approximately $14.2 billion.

Income taxes paid were $5.3 billion, $4.1 billion, and $6.6 billion in fiscal years 2011, 2010, and 2009, respectively.

PART II

Item 8

Uncertain Tax Positions

As of June 30, 2011, we had $6.9 billion of unrecognized tax benefits of which $5.9 billion, if recognized, would affect our effective tax rate. As of June 30, 2010, we had $6.5 billion of unrecognized tax benefits of which $5.6 billion, if recognized, would have affected our effective tax rate.

Interest on unrecognized tax benefits was $38 million, $193 million, and $230 million in fiscal years 2011, 2010, and 2009, respectively. As of June 30, 2011, 2010, and 2009, we had accrued interest related to uncertain tax positions of $785 million, $747 million, and $554 million, respectively, net of federal income tax benefits.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

(In millions)

Year Ended June 30,	2011	2010	2009

Balance, beginning of year	$6,542	$5,403	$3,195
Decreases related to settlements	(632)	(57)	(82)
Increases for tax positions related to the current year	739	1,012	2,203
Increases for tax positions related to prior years	405	364	239
Decreases for tax positions related to prior years	(119)	(166)	(132)
Decreases due to lapsed statute of limitations	0	(14)	(20)

Balance, end of year	$6,935	$6,542	$5,403

During the third quarter of fiscal year 2011, we reached a partial settlement agreement with the I.R.S. on tax years 2004 to 2006 and recorded a $461 million income tax provision benefit. During the fourth quarter of fiscal year 2011, the I.R.S. completed its examination and issued a Revenue Agent’s Report (“RAR”) for the remaining unresolved items. We do not agree with the adjustments in the RAR, and we have filed a protest to initiate the administrative appeals process. The proposed adjustments are primarily related to transfer pricing and could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the appeals process will be concluded within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2010.

We are subject to income tax in many jurisdictions outside the U.S., and certain jurisdictions remain subject to examination and are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

NOTE 14 — UNEARNED REVENUE

Unearned revenue comprises mainly unearned revenue from volume licensing programs, as well as payments for offerings for which we have been paid in advance and we earn the revenue when we provide the service or software or otherwise meet the revenue recognition criteria.

Volume Licensing Programs

Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period.

Other

Also included in unearned revenue are payments for post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions and prepaid points; Microsoft Dynamics business solutions products; technology guarantee programs; OEM minimum commitments; unspecified upgrades or enhancements of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software or otherwise meet the revenue recognition criteria.

PART II

Item 8

The components of unearned revenue were as follows:

(In millions)

June 30,	2011	2010

Volume licensing programs	$14,625	$12,180
Other	2,495	2,650

Total	$17,120	$14,830

Unearned revenue by segment was as follows:

(In millions)

June 30,	2011	2010

Windows & Windows Live Division	$1,782	$1,701
Server and Tools	6,552	5,282
Microsoft Business Division	7,950	7,004
Other segments	836	843

Total	$17,120	$14,830

NOTE 15 — OTHER LONG-TERM LIABILITIES

(In millions)

June 30,	2011	2010

Tax contingencies and other tax liabilities	$7,381	$6,887
Legal contingencies	276	236
Other	415	322

Total	$8,072	$7,445

NOTE 16 — COMMITMENTS AND GUARANTEES

Construction and Operating Leases

We have committed $263 million for constructing new buildings, building improvements and leasehold improvements as of June 30, 2011.

We have operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for facilities operating leases was $525 million, $530 million, and $475 million, in fiscal years 2011, 2010, and 2009, respectively. Future minimum rental commitments under noncancellable facilities operating leases in place as of June 30, 2011 are as follows:

(In millions)

Year Ending June 30,

2012	$481
2013	396
2014	319
2015	249
2016	163
2017 and thereafter	344

Total	$1,952

PART II

Item 8

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

Product Warranty

The changes in our aggregate product warranty liabilities, which are included in other current liabilities and other long term-liabilities on our balance sheets, were as follows:

(In millions)

Year Ended June 30,	2011	2010

Balance, beginning of year	$240	$342
Accruals for warranties issued	55	144
Adjustments to pre-existing warranties	0	(2)
Settlements of warranty claims	(123)	(244)

Balance, end of year	$172	$240

NOTE 17 — CONTINGENCIES

Government Competition Law Matters

Since 2001, we have been subject to a Consent Decree and Final Judgment (“Final Judgments”) that resolved lawsuits brought by the U.S. Department of Justice, 18 states, and the District of Columbia in two separate actions. The Final Judgments imposed various constraints on our Windows operating system businesses. The Final Judgments expired in May 2011.

In other ongoing investigations, various foreign governments and several state attorneys general have requested information from us concerning competition, privacy, and security issues.

PART II

Item 8

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

The settlements in all states have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.9 billion and $2.0 billion. At June 30, 2011, we have recorded a liability related to these claims of approximately $568 million, which reflects our estimated exposure of $1.9 billion less payments made to date of approximately $1.3 billion mostly for vouchers, legal fees, and administrative expenses.

The three cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. On April 15, 2011, the British Columbia Court of Appeal reversed the class certification ruling and dismissed the case, holding that indirect purchasers do not have a claim. The plaintiffs have sought review by the Canadian Supreme Court. The other two actions have been stayed.

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. (“Novell”) filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. In March 2010 the trial court granted summary judgment in favor of Microsoft as to all remaining claims. The court of appeals has reversed that ruling, and the case is scheduled for trial in Utah in October 2011.

Patent and Intellectual Property Claims

In 2003, we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents (although this action began before the merger of Alcatel and Lucent in 2006, for simplicity we refer to the post-merger entity of Alcatel-Lucent). In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a trial on a consolidated group of one video and three user interface patents. The jury concluded that we had infringed two user interface patents and awarded $367 million in damages. In June 2008, the trial judge increased the amount of damages to $512 million to include $145 million of interest. We appealed that award. In December 2008, we entered into a settlement agreement resolving all other litigation pending between Microsoft and Alcatel-Lucent, leaving approximately $500 million remaining in dispute. In September 2009, the court of appeals affirmed the liability award but vacated the verdict and remanded the case to the trial court for a re-trial of the damages ruling, indicating the damages previously awarded were too high. Trial on the remanded damages claim was held in July 2011.

In October 2003, Uniloc USA Inc. (“Uniloc”), a subsidiary of a Singapore-based company, filed a patent infringement suit in U.S. District Court in Rhode Island, claiming that product activation technology supporting Windows XP and certain other Microsoft programs violated a Uniloc patent. After we obtained a favorable summary judgment that we did not infringe any of the claims of this patent, the court of appeals vacated the trial court decision and remanded

PART II

Item 8

the case for trial. In April 2009, the jury returned a $388 million verdict against us, including a finding of willful infringement. In September 2009, the district court judge overturned the jury verdict, ruling that the evidence did not support the jury’s findings either that Microsoft infringed the patent or was willful. Uniloc appealed, and in January 2011 the court of appeals reversed the district court’s finding of non-infringement (thus reinstating the jury verdict of infringement) but affirmed the district court’s ruling that Microsoft was not willful and affirmed the district court’s grant of a new trial on damages. Uniloc’s petition for rehearing of the court of appeals’ decision as to damages was denied. A new trial on damages has been set for January 2012.

In March 2007, i4i Limited Partnership (“i4i”) sued Microsoft in U.S. District Court in Texas claiming that certain custom XML technology in Word 2003 and 2007 infringed i4i’s patent. In May 2009, a jury returned a verdict against us, finding damages of $200 million and that we willfully infringed the patent. In August 2009, the court denied our post-trial motions and awarded enhanced damages of $40 million and prejudgment interest of $37 million. The court also issued a permanent injunction prohibiting additional distribution of the allegedly infringing technology. We appealed and the appellate court stayed the injunction pending our appeal. In December 2009, the court of appeals rejected our appeal and affirmed the trial court’s judgment and injunction, except that the court of appeals modified the effective date of the injunction to January 11, 2010. We appealed to the U.S. Supreme Court, and in June 2011 the court affirmed the judgment of the court of appeals.

In October 2010, we filed suit against Motorola with the International Trade Commission (“ITC”) and in U.S. District Court in Washington for infringement of nine Microsoft patents by Motorola’s Android-based devices. Since then, Microsoft and Motorola have filed additional actions against each other in the ITC and federal courts in Washington, Wisconsin, Florida, and California. Microsoft asserts Motorola’s Android-based devices violate 23 of its patents, and Motorola asserts various Microsoft products (including Windows, Windows Phone 7, Windows Mobile 6.5, Xbox, Bing Maps, Hotmail, Messenger, and Exchange Server) violate 21 Motorola patents. Microsoft also claims Motorola has breached its contractual commitments to the Institute of Electrical and Electronics Engineers (“IEEE”) and International Telecommunications Union (“ITU”) to license identified patents related to wireless and video coding technologies under reasonable and non-discriminatory (“RAND”) terms and conditions. Motorola asserts that Microsoft breached contractual commitments to the SD Card Association to license two patents under RAND terms and conditions, and asserts federal antitrust and state unfair business practice claims. Trial in our ITC case is set for August 2011, trial in Motorola’s ITC case is set for October 2011, and trial of both parties’ patent infringement claims in Florida also is set for October 2011.

In addition to these cases, there are approximately 55 other patent infringement cases pending against Microsoft.

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

As of June 30, 2011, we had accrued aggregate liabilities of $693 million in other current liabilities and $276 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could reach approximately $800 million in aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

PART II

Item 8

NOTE 18 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2011	2010	2009

Balance, beginning of year	8,668	8,908	9,151
Issued	155	140	75
Repurchased	(447)	(380)	(318)

Balance, end of year	8,376	8,668	8,908

Share Repurchases

On September 22, 2008, we announced the completion of the two repurchase programs approved by our Board of Directors during the first quarter of fiscal year 2007 to buy back up to $40.0 billion of Microsoft common stock. On September 22, 2008, we also announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013. As of June 30, 2011, approximately $12.2 billion remained of the $40.0 billion approved repurchase amount. The repurchase program may be suspended or discontinued at any time without prior notice.

We repurchased the following shares of common stock under the above-described repurchase plans using cash resources:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,		2011 (a)		2010 (a)		2009 (b)

First quarter	163	$4,000	58	$1,445	223	$5,966
Second quarter	188	5,000	125	3,583	95	2,234
Third quarter	30	827	67	2,000	0	0
Fourth quarter	66	1,631	130	3,808	0	0

Total	447	$11,458	380	$10,836	318	$8,200

(a)	All shares repurchased in fiscal years 2011 and 2010 were repurchased under the plan approved by our Board of Directors on September 22, 2008.
(b)

Of the 318 million shares of common stock repurchased in fiscal year 2009, 101 million shares were repurchased for $2.7 billion under the plan approved by our Board of Directors during the first quarter of fiscal year 2007. The remaining shares were repurchased under the plan approved by our Board of Directors on September 22, 2008.

Dividends

In fiscal year 2011, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010
December 15, 2010	$0.16	February 17, 2011	$1,349	March 10, 2011
March 14, 2011	$0.16	May 19, 2011	$1,350	June 9, 2011
June 15, 2011	$0.16	August 18, 2011	$1,340	September 8, 2011

PART II

Item 8

The dividend declared on June 15, 2011 will be paid after the filing date of this report on Form 10-K and was included in other current liabilities as of June 30, 2011.

In fiscal year 2010, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

September 18, 2009	$0.13	November 19, 2009	$1,152	December 10, 2009
December 9, 2009	$0.13	February 18, 2010	$1,139	March 11, 2010
March 8, 2010	$0.13	May 20, 2010	$1,130	June 10, 2010
June 16, 2010	$0.13	August 19, 2010	$1,118	September 9, 2010

The dividend declared on June 16, 2010 was included in other current liabilities as of June 30, 2010.

NOTE 19 — OTHER COMPREHENSIVE INCOME

The activity in other comprehensive income and related income tax effects were as follows:

(In millions)

Year Ended June 30,	2011	2010	2009

Net Unrealized Gains on Derivatives

Unrealized gains (losses), net of tax effects of $(340), $188, and $472	$(632)	$349	$876
Reclassification adjustment for gains included in net income, net of tax effects of $2, $(173), and $(309)	5	(322)	(574)

Net unrealized gains on derivatives	$(627)	$27	$302

Net Unrealized Gains (Losses) on Investments

Unrealized gains (losses), net of tax effects of $726, $263, and $(142)	$1,349	$488	$(263)
Reclassification adjustment for losses (gains) included in net income, net of tax effects of $(159), $(120), and $16	(295)	(223)	30

Net unrealized gains (losses) on investments	1,054	265	(233)

Translation adjustments and other, net of tax effects of $205, $(103) and $(133)	381	(206)	(240)

Other comprehensive income (loss)	$808	$86	$(171)

The components of accumulated other comprehensive income were as follows:

(In millions)

Year Ended June 30,	2011	2010	2009

Net unrealized gains (losses) on derivatives	$(163)	$464	$437
Net unrealized gains on investments	1,821	767	502
Translation adjustments and other	205	(176)	30

Accumulated other comprehensive income	$1,863	$1,055	$969

NOTE 20 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to directors and employees. At June 30, 2011, an aggregate of 583 million shares were authorized for future grant under our stock plans, covering stock options, stock awards, and shared performance stock awards, and excluding shares reserved for issuance under our employee stock purchase plan. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy exercises and vestings of awards granted under all of our stock plans.

PART II

Item 8

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2011	2010	2009

Stock-based compensation expense	$2,166	$1,891	$1,708
Income tax benefits related to stock-based compensation	$758	$662	$598

Stock Plans (Excluding Stock Options)

Stock awards

Stock awards (“SAs”) are grants that entitle the holder to shares of Microsoft common stock as the award vests. Our SAs generally vest over a five-year period.

Shared performance stock awards

Shared performance stock awards (“SPSAs”) are a form of SA in which the number of shares ultimately received depends on our business performance against specified performance targets.

We granted SPSAs for fiscal years 2011, 2010, and 2009 with performance periods of July 1, 2010 through June 30, 2011, July 1, 2009 through June 30, 2010, and July 1, 2008 through June 30, 2009, respectively. In August following the end of each performance period, the number of shares of stock subject to the award is determined by multiplying the target award by a percentage ranging from 0% to 150%. The percentage is based on performance metrics for the performance period, as determined by the Compensation Committee of the Board of Directors in its sole discretion. An additional number of shares, approximately 12% of the total target SPSAs, are available as additional awards to participants based on individual performance. One-quarter of the shares of stock subject to each award vest following the end of the performance period, and an additional one-quarter of the shares vest on each of the following three anniversaries of the grant date.

Executive Officer Incentive Plan

Under the Executive Officer Incentive Plan (“EOIP”), the Compensation Committee awards performance-based compensation to executive officers of the Company for specified performance periods. During the periods reported, executive officers were eligible to receive annual awards comprised of cash and SAs from an aggregate incentive pool equal to a percentage of the Company’s operating income. For fiscal years 2011, 2010, and 2009, the pool was 0.25%, 0.45%, and 0.35% of operating income, respectively.

In September following the end of the fiscal year, each executive officer may receive a combined cash and SA award with a total value equal to a fixed percentage of the aggregate pool. The fixed percentage ranges between 0% and 150% of a target based on an assessment of the executive officer’s performance during the prior fiscal year. Following approval of the awards, 20% of the award is payable to the executive officers in cash, and the remaining 80% is converted into an SA for shares of Microsoft common stock. The number of shares subject to the SA portion of the award is determined by dividing the value of 80% of the total award by the closing price of Microsoft common stock on the last business day in August of each year. The SA portion of the award vests one-quarter immediately after the award is approved following fiscal year-end and one-quarter on August 31 of each of the following three years.

Activity for all stock plans

The fair value of each award is estimated on the date of grant using the following assumptions:

Year Ended June 30,	2011	2010	2009

Dividends per share (quarterly amounts)	$0.13 – $ 0.16	$0.13	$0.11 - $ 0.13
Interest rates range	1.1% - 2.4%	2.1% - 2.9%	1.4% - 3.6%

PART II

Item 8

During fiscal year 2011, the following activity occurred under our stock plans:

	Shares	Weighted Average Grant-Date Fair Value

	(In millions)

Stock Awards

Nonvested balance, beginning of year	223	$24.76
Granted	114	$22.17
Vested	(63)	$25.00
Forfeited	(19)	$23.97

Nonvested balance, end of year	255	$23.59

Shared Performance Stock Awards

Nonvested balance, beginning of year	30	$25.32
Granted	18	$22.56
Vested	(13)	$25.63
Forfeited	(3)	$24.05

Nonvested balance, end of year	32	$23.76

As of June 30, 2011, there was $4.5 billion and $467 million of total unrecognized compensation costs related to SAs and SPSAs, respectively. These costs are expected to be recognized over a weighted average period of 3.3 years and 2.5 years, respectively.

During fiscal year 2010 and 2009, the following activity occurred under our stock plans:

(In millions, except fair values)	2010	2009

Stock Awards

Awards granted	100	91
Weighted average grant-date fair value	$23.43	$24.95

Shared Performance Stock Awards

Awards granted	12	10
Weighted average grant-date fair value	$24.57	$25.93

Following are the fair values of stock plan awards vested during the periods reported:

(In millions)

	2011	2010	2009

Total vest-date fair value of stock awards vested	$1,521	$1,358	$1,137
Total vest-date fair value of shared performance stock awards vested	$289	$227	$485

Stock Options

We grant stock options primarily in conjunction with business acquisitions. We granted zero, one million, and one million stock options in conjunction with business acquisitions during fiscal years 2011, 2010, and 2009, respectively. Options generally vest over four and one-half years and expire 10 years from the date of grant.

PART II

Item 8

Employee stock options activity during 2011 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions)		(Years)	(In millions)

Balance, July 1, 2010	187	$24.68
Exercised	(79)	$24.91
Canceled	(15)	$28.84

Balance, June 30, 2011	93	$23.21	1.04	$312
Exercisable, June 30, 2011	92	$23.16	1.04	$309

Options outstanding as of June 30, 2011 include approximately two million options that were granted in conjunction with business acquisitions. These options have an exercise price range of $0.01 to $29.24 and a weighted average exercise price of $7.69.

During the periods reported, the following stock option exercise activity occurred:

(In millions)

	2011	2010	2009
Total intrinsic value of stock options exercised	$222	$365	$48
Cash received from stock option exercises	$1,954	$1,839	$88
Tax benefit realized from stock option exercises	$77	$126	$12

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

(Shares in millions)

Year Ended June 30,	2011	2010	2009

Shares purchased	20	20	24
Average price per share	$22.98	$23.73	$20.13

At June 30, 2011, 43 million shares of our common stock were reserved for future issuance through the employee stock purchase plan.

Savings Plan

We have a savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute up to 50% of their salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Matching contributions for all plans were $282 million, $275 million, and $262 million in fiscal years 2011, 2010, and 2009, respectively, and were expensed as contributed. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the U.S. plan include Microsoft common stock, but neither participant nor our matching contributions are required to be invested in Microsoft common stock.

PART II

Item 8

NOTE 21 — SEGMENT INFORMATION AND GEOGRAPHIC DATA

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

The principal products and services provided by each segment are summarized below:

Windows & Windows Live Division – Windows & Windows Live Division offerings consist of multiple editions of the Windows operating system, software and services through Windows Live, and Microsoft PC hardware products.

Server and Tools – Server and Tools product and service offerings include Windows Server, Microsoft SQL Server, Windows Azure, Windows Embedded device platforms, and Enterprise Services. Enterprise Services comprise Premier product support services and Microsoft Consulting Services.

Online Services Division – Online Services Division offerings include Bing, MSN, and advertiser tools.

Microsoft Business Division – Microsoft Business Division offerings include Microsoft Office, SharePoint, Exchange, Lync, and Microsoft Dynamics business solutions.

Entertainment and Devices Division – Entertainment and Devices Division offerings include the Xbox 360 entertainment platform, including Kinect for Xbox 360, Mediaroom (our Internet protocol television software), and Windows Phone.

PART II

Item 8

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)

Year Ended June 30,	2011	2010	2009

Revenue

Windows & Windows Live Division	$18,778	$18,792	$15,563
Server and Tools	17,107	15,390	14,686
Online Services Division	2,528	2,200	2,110
Microsoft Business Division	21,986	19,345	19,211
Entertainment and Devices Division	8,716	6,224	6,416
Unallocated and other	828	533	451

Consolidated	$69,943	$62,484	$58,437

(In millions)

Year Ended June 30,	2011	2010	2009

Operating Income (Loss)

Windows & Windows Live Division	$11,968	$12,253	$9,372
Server and Tools	6,453	5,320	4,627
Online Services Division	(2,638)	(2,410)	(1,749)
Microsoft Business Division	13,827	11,642	11,153
Entertainment and Devices Division	1,135	573	288
Reconciling amounts	(3,584)	(3,280)	(3,328)

Consolidated	$27,161	$24,098	$20,363

Reconciling amounts in the tables above and below include adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, depreciation, and amortization of stock-based awards.

Significant reconciling items were as follows:

(In millions)

Year Ended June 30,	2011	2010	2009

Corporate-level activity (a)	$(4,619)	$(4,260)	$(4,318)
Stock-based compensation expense	544	556	753
Revenue reconciling amounts	632	366	256
Other	(141)	58	(19)

Total	$(3,584)	$(3,280)	$(3,328)

(a)	Corporate-level activity excludes stock-based compensation expense and revenue reconciling amounts presented separately in those line items.

No sales to an individual customer accounted for more than 10% of fiscal year 2011, 2010, or 2009 revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)

Year Ended June 30,	2011	2010	2009

United States (a)	$38,008	$36,173	$33,052
Other countries	31,935	26,311	25,385

Total	$69,943	$62,484	$58,437

(a)	Includes shipments to customers in the U.S. and licensing to certain OEMs and multinational organizations.

PART II

Item 8

Revenue from external customers, classified by significant product and service offerings were as follows:

(In millions)

Year Ended June 30,	2011	2010	2009

Microsoft Office system	$20,730	$17,754	$17,998
Windows PC operating systems	17,825	18,225	14,653
Server products and tools	13,251	12,007	11,344
Xbox 360 platform	8,103	5,456	5,475
Consulting and product support services	3,372	3,036	3,024
Advertising	2,913	2,528	2,345
Other	3,749	3,478	3,598

Total	$69,943	$62,484	$58,437

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

Long-lived assets, excluding financial instruments and deferred taxes, classified by the location of the controlling statutory company, were as follows:

(In millions)

June 30,	2011	2010	2009

United States	$18,498	$18,716	$19,362
Other countries	2,989	2,466	2,435

Total	$21,487	$21,182	$21,797

PART II

Item 8

NOTE 22 — QUARTERLY INFORMATION (Unaudited)

(In millions, except per share amounts)

Quarter Ended	September 30		December 31		March 31		June 30		Total

Fiscal Year 2011

Revenue	$16,195		$19,953		$16,428		$17,367		$69,943
Gross profit	13,056		15,120		12,531		13,659		54,366
Net income	5,410		6,634		5,232	(a)	5,874	(b)	23,150
Basic earnings per share	0.63		0.78		0.62		0.70		2.73
Diluted earnings per share	0.62		0.77		0.61		0.69		2.69

Fiscal Year 2010

Revenue	$12,920	(d)	$19,022	(c)	$14,503		$16,039		$62,484
Gross profit	10,078		15,394		11,748		12,869		50,089
Net income	3,574		6,662		4,006		4,518		18,760
Basic earnings per share	0.40		0.75		0.46		0.52		2.13
Diluted earnings per share	0.40		0.74		0.45		0.51		2.10

(a)	Includes a partial settlement of an I.R.S. audit of tax years 2004 to 2006, which increased net income by $461 million.
(b)

Reflects an effective tax rate of 7% due mainly to the adjustment of our previously estimated effective tax rate for the year to reflect the actual full year mix of foreign and U.S. taxable income. In addition, upon completion of our annual domestic and foreign tax returns, we adjusted the estimated tax provision to reflect the tax returns filed and recorded an income tax benefit which lowered our effective tax rate.

(c)

Reflects $1.7 billion of revenue recognized for sales of Windows Vista with a guarantee to be upgraded to Windows 7 at minimal or no cost and of Windows 7 to original equipment manufacturers and retailers before general availability (the “Windows 7 Deferral”).

(d)	Reflects $1.5 billion of revenue deferred to future periods relating to the Windows 7 Deferral.

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2011. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2011 and 2010, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2011, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 28, 2011, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 28, 2011

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2011. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2011; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2011, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2011, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2011, of the Company and our report dated July 28, 2011, expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 28, 2011

PART II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our Director Nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 15, 2011 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

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

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		10-Q	12/31/09	3.1	1/28/10

3.2	Bylaws of Microsoft Corporation		10-Q	12/31/09	3.2	1/28/10

4.1	Form of Indenture between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		3-ASR		4.1	11/20/08

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/09

4.3	Indenture, dated as of June 14, 2010, between Microsoft Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	6/18/10

4.4	Form of Global Note representing the Zero Coupon Convertible Senior Notes due 2013		8-K		4.2	6/18/10

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.5	9/27/10

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.6	2/8/11

10.1*	Microsoft Corporation 2001 Stock Plan		8-K		99.2	7/20/06

10.2*	Microsoft Corporation 1991 Stock Option Plan		8-K		99.1	7/20/06

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		8-K		10.3	11/15/04

10.4*	Microsoft Corporation 2003 Employee Stock Purchase Plan		10-K	6/30/04	10.6	9/1/04

10.5*	Microsoft Corporation Deferred Compensation Plan	X

10.6*	Form of Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-K		10.8	8/25/06

10.7*	Form of Stock Award Agreement for Non-Employee Directors under the Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.9	9/1/04

10.8*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the January 1, 2004 to June 30, 2006 performance period		10-K	6/30/04	10.10	9/1/04

10.9*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the July 1, 2003 to June 30, 2006 performance period		10-K	6/30/04	10.11	9/1/04

10.10*	Form of Stock Option Agreement under the Microsoft Corporation 2001 Stock Plan		10-K	6/30/04	10.12	9/1/04

10.11*	Form of Stock Option Agreement for Non-Employee Directors under the 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.13	9/1/04

10.12	2009 Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee		10-K	6/30/10	10.12	7/30/10

10.13	Amended and Restated 2003 Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee		10-K	6/30/10	10.13	7/30/10

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		S-8		99.2	2/28/06

10.15*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the fiscal year 2007 performance period		10-K	6/30/07	10.17	8/3/07

PART IV

Item 15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.16*	Form of Shared Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan for the fiscal year 2008 performance period		10-Q	12/31/07	10.18	1/24/08

10.17*	Executive Officer Incentive Plan		10-Q	9/30/08	10.17	10/23/08

10.18*	Form of Executive Officer Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/10	10.18	10/28/10

10.19*	Annual Performance Bonus Plan for Executive Officers		10-Q		10.19	1/22/09

12	Computation of Ratio of Earnings to Fixed Charges	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

*	Indicates a management contract or compensatory plan or arrangement
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 28, 2011.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 28, 2011.

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