Form 10-Q
period 2011-09-30
MICROSOFT CORP
filed 2011-10-20
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 17, 2011

Common Stock, $0.00000625 par value per share	8,412,182,277 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2011

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2011	2010

Revenue	$17,372	$16,195
Operating expenses:
Cost of revenue	3,777	3,139
Research and development	2,329	2,196
Sales and marketing	2,900	2,806
General and administrative	1,163	938

Total operating expenses	10,169	9,079

Operating income	7,203	7,116
Other income	103	114

Income before income taxes	7,306	7,230
Provision for income taxes	1,568	1,820

Net income	$5,738	$5,410

Earnings per share:
Basic	$0.68	$0.63
Diluted	$0.68	$0.62

Weighted average shares outstanding:
Basic	8,392	8,614
Diluted	8,490	8,695

Cash dividends declared per common share	$0.20	$0.16

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

September 30, 2011		June 30, 2011	(1)
Assets
Current assets:
Cash and cash equivalents	$12,881	$9,610
Short-term investments (including securities loaned of $1,119 and $1,181)	44,522	43,162

Total cash, cash equivalents, and short-term investments	57,403	52,772
Accounts receivable, net of allowance for doubtful accounts of $297 and $333	10,153	14,987
Inventories	2,270	1,372
Deferred income taxes	2,190	2,467
Other	3,255	3,320

Total current assets	75,271	74,918
Property and equipment, net of accumulated depreciation of $10,209 and $9,829	8,033	8,162
Equity and other investments	8,576	10,865
Goodwill	12,537	12,581
Intangible assets, net	1,026	744
Other long-term assets	1,972	1,434

Total assets	$107,415	$108,704

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,719	$4,197
Accrued compensation	2,388	3,575
Income taxes	705	580
Short-term unearned revenue	14,345	15,722
Securities lending payable	1,141	1,208
Other	3,245	3,492

Total current liabilities	25,543	28,774
Long-term debt	11,927	11,921
Long-term unearned revenue	1,313	1,398
Deferred income taxes	1,040	1,456
Other long-term liabilities	8,201	8,072

Total liabilities	48,024	51,621

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,410 and 8,376	63,492	63,415
Retained deficit, including accumulated other comprehensive income of $751 and $1,863	(4,101)	(6,332)

Total stockholders’ equity	59,391	57,083

Total liabilities and stockholders’ equity	$107,415	$108,704

(1)	Derived from audited financial statements.

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2011	2010

Operations
Net income	$5,738	$5,410
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	726	694
Stock-based compensation expense	558	528
Net recognized gains on investments and derivatives	(30)	(29)
Excess tax benefits from stock-based compensation	(70)	(5)
Deferred income taxes	402	(148)
Deferral of unearned revenue	6,139	5,881
Recognition of unearned revenue	(7,653)	(6,862)
Changes in operating assets and liabilities:
Accounts receivable	4,733	3,674
Inventories	(920)	(468)
Other current assets	260	208
Other long-term assets	(75)	62
Accounts payable	(442)	(400)
Other current liabilities	(993)	(911)
Other long-term liabilities	120	560

Net cash from operations	8,493	8,194

Financing
Short-term debt borrowings (repayments), maturities of 90 days or less, net	0	814
Proceeds from issuance of debt, maturities longer than 90 days	0	4,721
Repayments of debt, maturities longer than 90 days	0	(814)
Common stock issued	336	177
Common stock repurchased	(1,934)	(4,399)
Common stock cash dividends paid	(1,341)	(1,118)
Excess tax benefits from stock-based compensation	70	5
Other	0	(25)

Net cash used in financing	(2,869)	(639)

Investing
Additions to property and equipment	(436)	(564)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(875)	0
Purchases of investments	(11,299)	(7,417)
Maturities of investments	2,825	870
Sales of investments	7,536	1,427
Securities lending payable	(66)	727

Net cash used in investing	(2,315)	(4,957)

Effect of exchange rates on cash and cash equivalents	(38)	58

Net change in cash and cash equivalents	3,271	2,656
Cash and cash equivalents, beginning of period	9,610	5,505

Cash and cash equivalents, end of period	$12,881	$8,161

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2011	2010

Common stock and paid-in capital
Balance, beginning of period	$63,415	$62,856
Common stock issued	336	177
Common stock repurchased	(824)	(1,575)
Stock-based compensation expense	558	528
Stock-based compensation income tax benefits (deficiencies)	6	(52)
Other, net	1	1

Balance, end of period	63,492	61,935

Retained deficit
Balance, beginning of period	(6,332)	(16,681)
Net income	5,738	5,410
Other comprehensive income:
Net unrealized gains (losses) on derivatives	160	(506)
Net unrealized gains (losses) on investments	(1,149)	732
Translation adjustments and other	(123)	238

Comprehensive income	4,626	5,874
Common stock cash dividends	(1,683)	(1,362)
Common stock repurchased	(712)	(2,824)

Balance, end of period	(4,101)	(14,993)

Total stockholders’ equity	$59,391	$46,942

See accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1    ACCOUNTING POLICIES

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2011 Form 10-K filed on July 28, 2011 with the U.S. Securities and Exchange Commission.

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

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples include: estimates of loss contingencies, product warranties, product life cycles, product returns, and stock-based compensation forfeiture rates; assumptions such as the elements comprising a software arrangement, including the distinction between upgrades/enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; estimating the fair value and/or potential goodwill impairment for our reporting units; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Recently Adopted Accounting Guidance

On July 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll-forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Adoption of this new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only.

In May 2011, the FASB issued guidance to amend the accounting and disclosure requirements on fair value measurements. The new guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain

PART I

Item 1

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

NOTE 2    EARNINGS PER SHARE

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

(In millions, except earnings per share)

Three Months Ended September 30,	2011	2010

Net income available for common shareholders (A)	$5,738	$5,410

Weighted average outstanding shares of common stock (B)	8,392	8,614
Dilutive effect of stock-based awards	98	81

Common stock and common stock equivalents (C)	8,490	8,695

Earnings Per Share
Basic (A/B)	$0.68	$0.63
Diluted (A/C)	$0.68	$0.62

We excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive:

(In millions)

Three Months Ended September 30,	2011	2010

Shares excluded from calculations of diluted EPS	8	104

The decrease in anti-dilutive shares from the comparable period was due mainly to the decrease in employee stock options outstanding.

In June 2010, we issued $1.25 billion of zero-coupon debt securities that are convertible into shares of our common stock if certain conditions are met. As of September 30, 2011, none of these securities had met price or other conditions that would make them eligible for issuance and therefore were excluded from the calculation of either the basic or diluted EPS. See Note 10 – Debt for additional information.

NOTE 3    OTHER INCOME

The components of other income were as follows:

(In millions)

Three Months Ended September 30,	2011	2010

Dividends and interest income	$211	$210
Interest expense	(94)	(45)
Net recognized gains on investments	3	34
Net gains (losses) on derivatives	27	(5)
Net losses on foreign currency remeasurements	(40)	(42)
Other	(4)	(38)

Total	$103	$114

PART I

Item 1

Following are details of net recognized gains on investments during the periods reported:

(In millions)

Three Months Ended September 30,	2011	2010

Other-than-temporary impairments of investments	$(45)	$(9)
Realized gains from sales of available-for-sale securities	200	101
Realized losses from sales of available-for-sale securities	(152)	(58)

Total	$3	$34

NOTE 4    INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

September 30, 2011

Cash	$1,926	$0	$0	$1,926	$1,926	$0	$0
Mutual funds	1,731	0	0	1,731	1,731	0	0
Commercial paper	300	0	0	300	210	90	0
Certificates of deposit	574	0	0	574	304	270	0
U.S. government and agency securities	35,953	211	(1)	36,163	2,560	33,603	0
Foreign government bonds	1,022	20	(38)	1,004	0	1,004	0
Mortgage-backed securities	2,161	121	(3)	2,279	0	2,279	0
Corporate notes and bonds	12,788	186	(49)	12,925	6,150	6,775	0
Municipal securities	431	59	0	490	0	490	0
Common and preferred stock	7,348	1,334	(775)	7,907	0	0	7,907
Other investments	679	1	0	680	0	11	669

Total	$64,913	$1,932	$(866)	$65,979	$12,881	$44,522	$8,576

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2011

Cash	$1,648	$0	$0	$1,648	$1,648	$0	$0
Mutual funds	1,752	0	0	1,752	1,752	0	0
Commercial paper	639	0	0	639	414	225	0
Certificates of deposit	598	0	0	598	372	226	0
U.S. government and agency securities	33,607	162	(7)	33,762	2,049	31,713	0
Foreign government bonds	658	11	(2)	667	0	667	0
Mortgage-backed securities	2,307	121	(4)	2,424	0	2,424	0
Corporate notes and bonds	10,575	260	(11)	10,824	3,375	7,449	0
Municipal securities	441	15	(2)	454	0	454	0
Common and preferred stock	7,925	2,483	(193)	10,215	0	0	10,215
Other investments	654	0	0	654	0	4	650

Total	$60,804	$3,052	$(219)	$63,637	$9,610	$43,162	$10,865

PART I

Item 1

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2011

U.S. government and agency securities	$2,557	$(1)	$0	$0	$2,557	$(1)
Foreign government bonds	420	(38)	0	0	420	(38)
Mortgage-backed securities	45	(2)	13	(1)	58	(3)
Corporate notes and bonds	1,551	(48)	29	(1)	1,580	(49)
Common and preferred stock	2,752	(698)	170	(77)	2,922	(775)

Total	$7,325	$(787)	$212	$(79)	$7,537	$(866)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2011

U.S. government and agency securities	$484	$(7)	$0	$0	$484	$(7)
Foreign government bonds	365	(2)	0	0	365	(2)
Mortgage-backed securities	63	(3)	14	(1)	77	(4)
Corporate notes and bonds	750	(10)	25	(1)	775	(11)
Municipal securities	79	(2)	0	0	79	(2)
Common and preferred stock	1,377	(146)	206	(47)	1,583	(193)

Total	$3,118	$(170)	$245	$(49)	$3,363	$(219)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2011.

At September 30, 2011 and June 30, 2011, the recorded bases and estimated fair values of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $386 million and $334 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

September 30, 2011

Due in one year or less	$27,421	$27,457
Due after one year through five years	19,893	20,065
Due after five years through 10 years	2,899	3,002
Due after 10 years	3,016	3,211

Total	$53,229	$53,735

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of September 30, 2011 and June 30, 2011, the total notional amounts of these foreign exchange contracts sold were $12.0 billion and $10.6 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of September 30, 2011 and June 30, 2011, the total notional amounts of these foreign exchange contracts sold were $605 million and $572 million, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of September 30, 2011, the total notional amounts of these foreign exchange contracts purchased and sold were $3.5 billion and $7.4 billion, respectively. As of June 30, 2011, the total notional amounts of these foreign exchange contracts purchased and sold were $3.9 billion and $7.3 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of September 30, 2011, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.5 billion and $1.4 billion, respectively. As of June 30, 2011, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.4 billion and $935 million, respectively.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of September 30, 2011, the total notional amounts of fixed-interest rate contracts purchased and sold were $2.0 billion and $2.8 billion, respectively. As of June 30, 2011, the total notional amounts of fixed-interest rate contracts purchased and sold were $2.3 billion and $2.2 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of September 30, 2011 and June 30, 2011, the total notional derivative amount of mortgage contracts purchased were $830 million and $868 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing

PART I

Item 1

exposure to individual credit risks or groups of credit risks. As of September 30, 2011, the total notional amounts of credit contracts purchased and sold were $346 million and $286 million, respectively. As of June 30, 2011, the total notional amounts of credit contracts purchased and sold were $532 million and $277 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap, futures and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of September 30, 2011, the total notional amounts of commodity contracts purchased and sold were $1.4 billion and $551 million, respectively. As of June 30, 2011, the total notional amounts of commodity contracts purchased and sold were $1.9 billion and $502 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2011, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

Fair Values of Derivative Instruments

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as fair-value hedges, the gain (loss) is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged items attributed to the risk being hedged. For options designated as fair-value hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

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

PART I

Item 1

The following tables present the gross fair values of derivative instruments designated as hedging instruments (“designated hedge derivatives”) and not designated as hedging instruments (“non-designated hedge derivatives”). The fair values exclude the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk:

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

September 30, 2011

Assets
Non-designated hedge derivatives:
Short-term investments	$59	$224	$8	$28	$3	$322
Other current assets	144	0	0	0	0	144

Total	$203	$224	$8	$28	$3	$466
Designated hedge derivatives:
Short-term investments	$31	$0	$0	$0	$0	$31
Other current assets	422	0	0	0	0	422

Total	$453	$0	$0	$0	$0	$453

Total assets	$656	$224	$8	$28	$3	$919

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(154)	$(40)	$(29)	$(41)	$(6)	$(270)
Designated hedge derivatives:
Other current liabilities	$(45)	$0	$0	$0	$0	$(45)

Total liabilities	$(199)	$(40)	$(29)	$(41)	$(6)	$(315)

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2011

Assets
Non-designated hedge derivatives:
Short-term investments	$14	$179	$0	$17	$4	$214
Other current assets	73	0	0	0	0	73

Total	$87	$179	$0	$17	$4	$287
Designated hedge derivatives:
Short-term investments	$6	$0	$0	$0	$0	$6
Other current assets	123	0	0	0	0	123

Total	$129	$0	$0	$0	$0	$129

Total assets	$216	$179	$0	$17	$4	$416

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(91)	$(12)	$(9)	$(19)	$(4)	$(135)
Designated hedge derivatives:
Other current liabilities	$(128)	$0	$0	$0	$0	$(128)

Total liabilities	$(219)	$(12)	$(9)	$(19)	$(4)	$(263)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair-Value Hedge Gains (Losses)

We recognized in other income the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Three Months Ended September 30,	2011	2010

Foreign Exchange Contracts
Derivatives	$44	$(52)
Hedged items	(43)	50

Total	$1	$(2)

Cash-Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)

Three Months Ended September 30,	2011	2010

Effective Portion
Gain (loss) recognized in OCI, net of tax effect of $69 and $(243)	$128	$(452)
Gain (loss) reclassified from OCI into revenue	$(49)	$84
Amount Excluded from Effectiveness Assessment and Ineffective Portion
Gain (loss) recognized in other income (expense)	$62	$(87)

We estimate that $19 million of net derivative losses included in OCI at September 30, 2011 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended September 30, 2011.

Non-Designated Derivative Gains (Losses)

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense). These amounts are shown in the table below, with the exception of gains (losses) on derivatives presented in income statement line items other than other income (expense), which were immaterial for the periods presented. Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) below are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities.

(In millions)

Three Months Ended September 30,	2011	2010

Foreign exchange contracts	$(49)	$(60)
Equity contracts	11	33
Interest-rate contracts	43	(12)
Credit contracts	(17)	18
Commodity contracts	(90)	65

Total	$(102)	$44

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

September 30, 2011

Assets
Mutual funds	$1,731	$0	$0	$1,731	$0	$1,731
Commercial paper	0	300	0	300	0	300
Certificates of deposit	0	574	0	574	0	574
U.S. government and agency securities	23,208	12,961	0	36,169	0	36,169
Foreign government bonds	268	687	0	955	0	955
Mortgage-backed securities	0	2,277	0	2,277	0	2,277
Corporate notes and bonds	0	12,715	37	12,752	0	12,752
Municipal securities	0	490	0	490	0	490
Common and preferred stock	7,469	46	5	7,520	0	7,520
Derivatives	20	881	18	919	(277)	642

Total	$32,696	$30,931	$60	$63,687	$(277)	$63,410

Liabilities
Derivatives and other	$102	$305	$0	$407	$(272)	$135

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2011

Assets
Mutual funds	$1,752	$0	$0	$1,752	$0	$1,752
Commercial paper	0	639	0	639	0	639
Certificates of deposit	0	598	0	598	0	598
U.S. government and agency securities	23,591	10,175	0	33,766	0	33,766
Foreign government bonds	303	367	0	670	0	670
Mortgage-backed securities	0	2,428	0	2,428	0	2,428
Corporate notes and bonds	0	10,600	58	10,658	0	10,658
Municipal securities	0	454	0	454	0	454
Common and preferred stock	9,821	55	5	9,881	0	9,881
Derivatives	8	388	20	416	(204)	212

Total	$35,475	$25,704	$83	$61,262	$(204)	$61,058

Liabilities
Derivatives and other	$109	$257	$0	$366	$(203)	$163

(a)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

PART I

Item 1

The following table reconciles the total Net Fair Value of assets above to the balance sheet presentation of these same assets in Note 4 – Investments.

(In millions)

September 30, 2011		June 30, 2011

Net fair value of assets measured at fair value on a recurring basis	$63,410	$61,058
Cash	1,926	1,648
Common and preferred stock measured at fair value on a nonrecurring basis	386	334
Other investments measured at fair value on a nonrecurring basis	669	650
Less derivative assets classified as other current assets	(414)	(54)
Other	2	1

Recorded basis of investment components	$65,979	$63,637

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in OCI.

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months Ended September 30, 2011

Balance, beginning of period	$58	$5	$20	$83
Total realized and unrealized gains (losses):
Included in other income (expense)	0	0	(2)	(2)
Included in other comprehensive income	(21)	0	0	(21)

Balance, end of period	$37	$5	$18	$60

Change in unrealized gains (losses) included in other income (expense) related to assets held as of September 30, 2011	$0	$0	$(2)	$(2)

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months Ended September 30, 2010

Balance, beginning of period	$167	$5	$9	$181
Total realized and unrealized gains (losses):
Included in other income	2	0	7	9
Included in other comprehensive income	(2)	0	0	(2)

Balance, end of period	$167	$5	$16	$188

Change in unrealized gains (losses) included in other income related to assets held as of September 30, 2010	$2	$0	$7	$9

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended September 30, 2011 and 2010, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis. At September 30, 2011 and 2010, we held no common and preferred stocks that were required to be measured at fair value on a nonrecurring basis.

PART I

Item 1

NOTE 7    INVENTORIES

The components of inventories were as follows:

(In millions)

September 30, 2011		June 30, 2011

Raw materials	$235	$232
Work in process	56	56
Finished goods	1,979	1,084

Total	$2,270	$1,372

NOTE 8    GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	Balance as of June 30, 2011	Acquisitions	Purchase Accounting Adjustments and Other	Balance as of September 30, 2011

Windows & Windows Live Division	$89	$0	$0	$89
Server and Tools	1,139	7	(2)	1,144
Online Services Division	6,373	0	0	6,373
Microsoft Business Division	4,167	0	(48)	4,119
Entertainment and Devices Division	813	0	(1)	812

Total	$12,581	$7	$(51)	$12,537

We do not expect any of the amounts recorded as goodwill to be deductible for tax purposes. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but will not exceed 12 months. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred. Any change in the goodwill amounts resulting from foreign currency translations are presented as “other” in the above table. Also included within “other” are transfers between business segments due to reorganizations, as applicable.

NOTE 9    INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2011			June 30, 2011

Contract-based	$1,168	$(978)	$190	$1,068	$(966)	$102
Technology-based (a)	2,640	(1,908)	732	2,356	(1,831)	525
Marketing-related	112	(99)	13	113	(98)	15
Customer-related	326	(235)	91	326	(224)	102

Total	$4,246	$(3,220)	$1,026	$3,863	$(3,119)	$744

(a)

Technology-based intangible assets included $150 million and $179 million as of September 30, 2011 and June 30, 2011, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $109 million and $124 million for the three months ended September 30, 2011 and 2010, respectively. Amortization of capitalized software was $29 million and $26 million for the three months ended September 30, 2011 and 2010, respectively.

PART I

Item 1

The following table outlines the estimated future amortization expense related to intangible assets held at September 30, 2011:

(In millions)

Year Ending June 30,

2012 (excluding the three months ended September 30, 2011)	$330
2013	309
2014	134
2015	82
2016	51
Thereafter	120

Total	$1,026

NOTE 10    DEBT

As of September 30, 2011, the total carrying value and estimated fair value of our long-term debt, including convertible debt, were $11.9 billion and $12.9 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $12.1 billion, respectively, as of June 30, 2011. The estimated fair value is based on quoted prices for our publicly-traded debt as of September 30, 2011 and June 30, 2011, as applicable.

The components of long-term debt, the associated interest rates, and the semi-annual interest record and payment dates were as follows as of September 30, 2011:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions)

Notes
September 27, 2013	$1,000	0.875%	1.000%	March 15	March 27	September 15	September 27
June 1, 2014	2,000	2.950%	3.049%	May 15	June 1	November 15	December 1
September 25, 2015	1,750	1.625%	1.795%	March 15	March 25	September 15	September 25
February 8, 2016	750	2.500%	2.642%	February 1	February 8	August 1	August 8
June 1, 2019	1,000	4.200%	4.379%	May 15	June 1	November 15	December 1
October 1, 2020	1,000	3.000%	3.137%	March 15	April 1	September 15	October 1
February 8, 2021	500	4.000%	4.082%	February 1	February 8	August 1	August 8
June 1, 2039	750	5.200%	5.240%	May 15	June 1	November 15	December 1
October 1, 2040	1,000	4.500%	4.567%	March 15	April 1	September 15	October 1
February 8, 2041	1,000	5.300%	5.361%	February 1	February 8	August 1	August 8

Total	10,750

Convertible Debt
June 15, 2013	1,250	0.000%	1.849%
Total unamortized discount	(73)

Total	$11,927

PART I

Item 1

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

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. As of September 30, 2011, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $33 million.

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

PART I

Item 1

NOTE 11    INCOME TAXES

Our effective tax rates were approximately 21% and 25% for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate and our prior year’s first quarter effective rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which are subject to lower income tax rates.

Tax contingencies and other tax liabilities were $7.5 billion and $7.4 billion as of September 30, 2011 and June 30, 2011, respectively, and are included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. During the fourth quarter of fiscal year 2011, the I.R.S. completed its examination and issued a Revenue Agent’s Report (“RAR”) for the remaining unresolved items. We do not agree with the adjustments in the RAR, and we have filed a protest to initiate the administrative appeals process. The proposed adjustments are primarily related to transfer pricing and could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the appeals process will be concluded within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2011.

NOTE 12    UNEARNED REVENUE

The components of unearned revenue were as follows:

(In millions)

September 30, 2011		June 30, 2011

Volume licensing programs	$13,369	$14,625
Other	2,289	2,495

Total	$15,658	$17,120

Unearned revenue by segment was as follows:

(In millions)

September 30, 2011		June 30, 2011

Windows & Windows Live Division	$1,628	$1,782
Server and Tools	5,720	6,315
Microsoft Business Division	7,428	8,187
Other segments	882	836

Total	$15,658	$17,120

Fiscal year 2011 amounts have been recast for the fiscal year 2012 movement of Forefront Protection for Office, an anti-malware solution, from Server and Tools to the Microsoft Business Division.

NOTE 13    COMMITMENTS AND GUARANTEES

Yahoo! Commercial Agreement

On December 4, 2009, we entered into a 10-year agreement with Yahoo! whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo! Web sites.

Microsoft has provided Yahoo! with revenue per search guarantees for a period of 18 months after implementation of the Microsoft search ads platform in each country, extended by an additional 12 months for the U.S. and Canada. These guarantees are calculated, paid, and adjusted periodically.

PART I

Item 1

These are rate guarantees and not guarantees of search volume. We estimate the remaining cost of the revenue per search guarantees during the guarantee period could range up to $150 million.

Finally, Microsoft also agreed to reimburse Yahoo! for certain costs of running algorithmic and paid search services prior to migration to Microsoft’s platform.

Product Warranty

The changes in our aggregate product warranty liabilities, which are included in other current liabilities and other long-term liabilities on our balance sheets, were as follows:

(In millions)

Three Months Ended September 30,	2011	2010

Balance, beginning of period	$172	$240
Accruals for warranties issued	12	13
Settlements of warranty claims	(18)	(39)

Balance, end of period	$166	$214

NOTE 14    CONTINGENCIES

Antitrust, Unfair Competition, and Overcharge Class Actions

A large number of antitrust and unfair competition class action lawsuits were filed against us in various state, federal, and Canadian courts on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products. We obtained dismissals or reached settlements of all claims that have been made to date in the United States.

All settlements in the United States have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.9 billion and $2.0 billion. At September 30, 2011, we have recorded a liability related to these claims of approximately $538 million, which reflects our estimated exposure of $1.9 billion less payments made to date of approximately $1.4 billion mostly for vouchers, legal fees, and administrative expenses.

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

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. (“Novell”) filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. In March 2010, the trial court granted summary judgment in favor of Microsoft as to all remaining claims. The court of appeals has reversed that ruling, and trial on the case began in October 2011.

PART I

Item 1

Patent and Intellectual Property Claims

In 2003, we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents (although this action began before the merger of Alcatel and Lucent in 2006, for simplicity we refer to the post-merger entity of Alcatel-Lucent). In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a trial on a consolidated group of one video and three user interface patents. The jury concluded that we had infringed two user interface patents and awarded $367 million in damages. In June 2008, the trial judge increased the amount of damages to $512 million to include $145 million of interest. We appealed that award. In December 2008, we entered into a settlement agreement resolving all other litigation pending between Microsoft and Alcatel-Lucent, leaving approximately $500 million remaining in dispute. In September 2009, the court of appeals affirmed the liability award but vacated the verdict and remanded the case to the trial court for a re-trial of the damages ruling, indicating the damages previously awarded were too high. Trial on the remanded damages claim was held in July 2011 and the jury awarded Alcatel-Lucent $70 million. Microsoft has filed a motion for judgment as a matter of law and a motion for a new trial.

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

In October 2010, we filed suit against Motorola with the International Trade Commission (“ITC”) and in U.S. District Court in Washington for infringement of nine Microsoft patents by Motorola’s Android-based devices. Since then, Microsoft and Motorola have filed additional actions against each other in the ITC and federal courts in Washington, Wisconsin, Florida, California and Germany. Microsoft asserts Motorola’s Android-based devices violate 25 of its patents, and Motorola asserts various Microsoft products (including Windows, Windows Phone 7, Windows Mobile 6.5, Xbox, Bing Maps, Hotmail, Messenger, and Exchange Server) violate 25 Motorola patents. Microsoft also claims Motorola has breached its contractual commitments to the Institute of Electrical and Electronics Engineers (“IEEE”) and International Telecommunications Union (“ITU”) to license identified patents related to wireless and video coding technologies under reasonable and non-discriminatory (“RAND”) terms and conditions. In the case pending in California, Motorola asserts that Microsoft breached contractual commitments to the SD Card Association to license two patents under RAND terms and conditions, and asserts federal antitrust and state unfair business practice claims. Trial in our ITC case took place in August 2011, and the administrative law judge’s initial determination is pending. Trial in Motorola’s ITC case is set for October 2011. All of the cases pending in Wisconsin and Florida, with the exception of one currently stayed case in Wisconsin, have been transferred to the Western District of Washington. The lawsuits filed in Germany by Motorola and Microsoft all allege patent infringement. Our German action against Motorola is scheduled for trial in December 2011, and Motorola’s German actions against Microsoft are set for trial in January and March 2012.

In addition to these cases, there are approximately 65 other patent infringement cases pending against Microsoft.

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

As of September 30, 2011, we had accrued aggregate liabilities of $708 million in other current liabilities and $284 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, there exists the possibility of adverse outcomes that we estimate could reach approximately $820 million in aggregate beyond recorded amounts. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 15    STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock during the periods presented:

(In millions)

Three Months Ended September 30,	2011	2010

Shares of common stock repurchased	38	163
Value of common stock repurchased	$1,000	$4,000

We repurchased all shares with cash resources. As of September 30, 2011, approximately $11.2 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

September 20, 2011	$0.20	November 17, 2011	$1,682	December 8, 2011
September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010

The estimate of the amount to be paid as a result of the September 20, 2011 declaration was included in other current liabilities as of September 30, 2011.

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

We have recast certain prior period amounts within this note to conform to the way we internally managed and monitored segment performance during the current fiscal year, including moving Forefront Protection for Office, an anti-malware solution, from Server and Tools to the Microsoft Business Division, as well as conforming management reporting and U.S. GAAP reporting for stock-based compensation.

PART I

Item 1

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2011	2010

Revenue
Windows & Windows Live Division	$4,832	$4,705
Server and Tools	4,251	3,866
Online Services Division	642	543
Microsoft Business Division	5,606	5,193
Entertainment and Devices Division	1,855	1,769
Unallocated and other	186	119

Consolidated	$17,372	$16,195

Operating income (loss)
Windows & Windows Live Division	$3,219	$3,210
Server and Tools	1,605	1,551
Online Services Division	(494)	(549)
Microsoft Business Division	3,648	3,438
Entertainment and Devices Division	248	375
Reconciling amounts	(1,023)	(909)

Consolidated	$7,203	$7,116

Reconciling amounts in the tables above and below include adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Significant reconciling items were as follows:

(In millions)

Three Months Ended September 30,	2011	2010

Corporate-level activity (a)	$(1,164)	$(1,003)
Revenue reconciling amounts	142	116
Other	(1)	(22)

Total	$(1,023)	$(909)

(a)	Corporate-level activity excludes revenue reconciling amounts presented separately in that line item.

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment and it is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

NOTE 17    SUBSEQUENT EVENT

On October 13, 2011, we acquired all of the issued and outstanding shares of Skype Global S.á.r.l. (“Skype”), a leading Internet communications company based in Luxembourg, for $8.6 billion of cash consideration. The acquisition will enhance our existing portfolio of real-time video and voice communications products and services. We have not completed our accounting for the acquisition and therefore have not included detailed purchase accounting in this note. We expect most of the purchase price will be allocated to goodwill and other identifiable intangible assets, primarily trade names.

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of September 30, 2011, and the related consolidated statements of income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2011, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 28, 2011 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2011 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

October 20, 2011

PART I

Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including without limitation, the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. A detailed discussion of risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements is included in the section titled “Risk Factors” (Part II, Item 1A of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

The following management’s discussion and analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2011 and our financial statements and accompanying Notes to Financial Statements.

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

PART I

Item 2

Cloud computing transforming the data center and information technology

Cloud-based solutions provide customers with software, services and content over the Internet by way of shared computing resources located in centralized data centers. Computing is undergoing a long-term shift from client/server to the cloud, a shift similar in importance and impact to the transition from mainframe to client/server. The shift to the cloud is driven by three important economies of scale: larger data centers can deploy computational resources at significantly lower cost than smaller ones; larger data centers can coordinate diverse customer, geographic, and application demand patterns which can improve the utilization of computing, storage, and network resources; and multi-tenancy lowers application maintenance labor costs for large public clouds. As a result of the improved economics, the cloud offers unique levels of elasticity and agility that will enable new solutions and applications. For businesses of all sizes, the cloud creates the opportunity to focus more on innovation while leaving non-differentiating activities to reliable and cost-effective providers. For most businesses, the first step in achieving cloud economics is the adoption of virtualization in their data center. We are devoting significant resources to developing cloud infrastructure, platforms, and applications including offerings such as Microsoft Dynamics Online, Microsoft SQL Azure, Office 365, Windows Azure, Windows Intune, and Windows Server.

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

Search

Over the last two decades, web content and social connections have increased dramatically as people spend more time online, while discoverability and accessibility has been transforming from direct navigation and document links. There is significant opportunity to deliver differentiated products that helps users make better decisions and complete tasks more simply when using PC, mobile, and other devices. Our approach is to use machine learning to try to understand user intent, and differentiate our product by focusing on the integration of visual, social, and other elements which simplifies people’s interaction with the Internet. We invest significant resources in Bing, SharePoint, Windows, and Windows Phone.

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

PART I

Item 2

Demand for our software, services, and hardware has a strong correlation to global macroeconomic factors. The current macroeconomic factors remain dynamic. See a discussion of these factors and other risks under Risk Factors (Part II, Item 1A. of this Form 10-Q).

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

RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2011	2010

Revenue	$17,372	$16,195	7%
Operating income	$7,203	$7,116	1%
Diluted earnings per share	$0.68	$0.62	10%

Revenue increased primarily due to strong sales of the 2010 Microsoft Office system and Server and Tools products. Revenue for the three months ended September 30, 2011 included a favorable foreign currency impact of $409 million.

Operating income was up slightly reflecting increased revenue, offset in part by increased operating expenses. Key changes in operating expenses were:

•

Cost of revenue increased $638 million or 20%, primarily reflecting higher Xbox content royalty costs, higher headcount-related expenses, primarily related to Enterprise Services, and increased costs associated with our online offerings, including traffic acquisition costs.

•	General and administrative expenses increased $225 million or 24%, due mainly to Puerto Rican excise taxes, increased legal costs, and higher headcount-related expenses.

Headcount-related expenses increased across the company reflecting annual increases in pay and bonuses, changes in our employee compensation program, and a 3% increase in headcount from September 30, 2010. Diluted earnings per share increased reflecting increased net income and the repurchase of 323 million shares during the 12 months ended September 30, 2011.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

The revenue and operating income (loss) amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 16 – Segment Information of the Notes to Financial Statements (Part I, Item I of this Form 10-Q) is presented on a basis consistent with our current internal management reporting. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately. We have recast certain prior period amounts within this MD&A to conform to the way we internally managed and monitored segment performance during the current fiscal year, including moving Forefront Protection for Office, an anti-malware solution, from Server and Tools to the Microsoft Business Division.

PART I

Item 2

Windows & Windows Live Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2011	2010

Revenue	$4,868	$4,785	2%
Operating income	$3,251	$3,286	(1)%

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

Windows Division revenue is largely correlated to the PC market worldwide, as approximately 75% of total Windows Division revenue comes from Windows operating system software purchased by original equipment manufacturers (“OEMs”) which they pre-install on equipment they sell. The remaining approximately 25% of Windows Division revenue is generated by commercial and retail sales of Windows and PC hardware products and online advertising from Windows Live.

Windows Division revenue reflected relative performance in PC market segments. We estimate that sales of PCs to businesses grew approximately 5% and sales of PCs to consumers were flat. Excluding a decline in sales of netbooks, we estimate that sales of PCs to consumers grew approximately 8%. Taken together, the total PC market increased an estimated 1% to 3%. Windows Division revenue was positively impacted by higher inventory levels within our distribution channels and higher attach rates, offset in part by the effect of higher growth in emerging markets, where average selling prices are lower, relative to developed markets, and by lower recognition of previously deferred Windows XP revenue.

Windows Division operating income decreased slightly as a result of higher operating expenses, offset in part by increased revenue. Sales and marketing expenses increased $48 million or 8% reflecting increased advertising and marketing of Windows and Windows Live. Research and development expenses increased $37 million or 9% due mainly to product development costs associated with the next version of the Windows operating system and an increase in headcount-related costs. Cost of revenue increased $33 million or 7%, primarily driven by higher traffic acquisition, operation, and support costs.

Server and Tools

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2011	2010

Revenue	$4,250	$3,864	10%
Operating income	$1,597	$1,540	4%

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

Server and Tools revenue increased reflecting growth in both product sales and Enterprise Services. Product revenue increased $253 million or 8%, driven primarily by growth in SQL Server, Windows Server, Enterprise CAL Suites, and System Center, reflecting continued adoption of Windows platform applications. Enterprise Services revenue grew $133 million or 17%, due to growth in both Premier product support and consulting services.

PART I

Item 2

Server and Tools revenue for the three months ended September 30, 2011 included a favorable foreign currency impact of $108 million.

Server and Tools operating income increased due to revenue growth, offset in part by higher operating expenses. Cost of revenue increased $182 million or 24%, primarily reflecting a $154 million increase in expenses from providing Enterprise Services, which resulted mainly from increased headcount. Sales and marketing expenses increased $116 million or 13% reflecting increased corporate marketing activities.

Online Services Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2011	2010

Revenue	$625	$527	19%
Operating loss	$(494)	$(558)	11%

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

OSD revenue increased primarily as a result of growth in online advertising revenue. Online advertising revenue grew $100 million or 21% to $572 million, reflecting continued growth in search and display advertising revenue, offset in part by decreased third party advertising revenue. Search revenue grew due to our Yahoo! alliance, increased volumes reflecting general market growth, and relative share gains in the U.S., offset in part by decreased revenue per search primarily related to challenges associated with optimizing the adCenter platform for the new mix and volume of traffic from the combined Yahoo! and Bing properties. As of September 30, 2011, according to third-party sources, Bing organic U.S. market share grew over 31% from September 30, 2010 to approximately 15%. Bing-powered U.S. market share, including Yahoo! properties, grew over 13% during this same time period to approximately 27%.

OSD operating loss decreased due to higher revenue and lower sales and marketing expenses, offset in part by increased cost of revenue. Sales and marketing expenses decreased $59 million or 25% due mainly to decreased marketing spend. Cost of revenue grew $85 million driven by increased traffic acquisition costs.

Microsoft Business Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2011	2010

Revenue	$5,622	$5,221	8%
Operating income	$3,661	$3,465	6%

Microsoft Business Division (“MBD”) develops and markets software and online services designed to increase personal, team, and organization productivity. MBD offerings include the Microsoft Office system (comprising mainly Office, SharePoint, Exchange and Lync), which generates over 90% of MBD revenue, and Microsoft Dynamics business solutions. We evaluate MBD results based upon the nature of the end user in two primary parts: business revenue, which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue; and consumer revenue, which includes revenue from retail packaged product sales and OEM revenue.

MBD revenue increased primarily reflecting sales of the 2010 Microsoft Office system. Business revenue increased $326 million or 8%, primarily reflecting growth in multi-year volume licensing revenue, licensing of the 2010 Microsoft Office system to transactional business customers, and a 17% increase in Microsoft Dynamics revenue. Consumer revenue increased $75 million or 7% due mainly to strong sales of the 2010 Microsoft Office system.

MBD revenue for the three months ended September 30, 2011 included a favorable foreign currency impact of $206 million.

PART I

Item 2

MBD operating income increased due to revenue growth, offset in part by higher operating expenses. Cost of revenue increased $97 million or 27%, primarily driven by higher online operation and support costs. Sales and marketing increased $76 million or 9%, due mainly to increased corporate marketing activities and higher fees paid to third party enterprise software advisors.

Entertainment and Devices Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2011	2010

Revenue	$1,963	$1,795	9%
Operating income	$352	$386	(9)%

Entertainment and Devices Division (“EDD”) develops and markets products and services designed to entertain and connect people. EDD offerings include the Xbox 360 entertainment platform (which includes the Xbox 360 gaming and entertainment console, Kinect for Xbox 360, Xbox 360 video games, Xbox LIVE, and Xbox 360 accessories), Mediaroom (our Internet protocol television software), and Windows Phone, including related patent licensing revenue. In November 2010, we released Kinect for Xbox 360.

EDD revenue increased primarily reflecting higher Xbox 360 platform revenue and Windows Phone revenue. Xbox 360 platform revenue grew $114 million or 7%, led by higher Xbox LIVE revenue, offset in part by decreased video game revenue and lower volumes of Xbox 360 consoles sold. Video game revenue decreased due to strong sales of Halo Reach in the prior year. We shipped 2.3 million Xbox 360 consoles during the first quarter of fiscal year 2012, compared with 2.8 million Xbox 360 consoles during the first quarter of fiscal year 2011.

EDD revenue for the three months ended September 30, 2011 included a favorable foreign currency impact of $51 million.

EDD operating income decreased reflecting higher operating expenses, offset in part by revenue growth. Cost of revenue grew $173 million or 19% primarily due to higher royalty costs resulting from an increase in Xbox LIVE digital marketplace third-party content sold and sales of Gears of War 3, offset in part by decreased product costs due to fewer sales of Xbox 360 consoles. Research and development expenses increased $24 million or 8%, primarily reflecting higher headcount-related expenses.

Corporate-Level Activity

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2011	2010

Corporate-level activity	$(1,164)	$(1,003)	(16)%

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; and legal settlements and contingencies.

Corporate-level expenses increased due mainly to Puerto Rican excise taxes and increased legal costs.

PART I

Item 2

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2011	2010

Cost of revenue	$3,777	$3,139	20%
As a percent of revenue	22%	19%	3ppt

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our Web sites and to acquire online advertising space (“traffic acquisition costs”); costs incurred to support and maintain Internet-based products and services including royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs.

Cost of revenue increased primarily due to higher royalty costs relating to increased Xbox LIVE digital marketplace third-party content sales and increased sales of royalty-bearing Xbox 360 video games, 24% growth in headcount-related expenses, primarily related to increased Enterprise Services headcount, and increased traffic acquisition costs.

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2011	2010

Research and development	$2,329	$2,196	6%
As a percent of revenue	13%	14%	(1)ppt

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

Research and development expenses increased, primarily reflecting a 7% increase in headcount-related expenses and the capitalization of certain software development costs in the prior year.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2011	2010

Sales and marketing	$2,900	$2,806	3%
As a percent of revenue	17%	17%	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Sales and marketing expenses increased, primarily reflecting a 10% increase in headcount-related expenses and advertising and marketing of Windows and Windows Live.

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2011	2010

General and administrative	$1,163	$938	24%
As a percent of revenue	7%	6%	1ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

General and administrative expenses increased primarily due to Puerto Rican excise taxes, increased legal costs, and an 8% increase in headcount-related expenses.

OTHER INCOME AND INCOME TAXES

Other Income

The components of other income were as follows:

(In millions, except percentages)	Three Months Ended September 30,

	2011	2010

Dividends and interest income	$211	$210
Interest expense	(94)	(45)
Net recognized gains on investments	3	34
Net gains (losses) on derivatives	27	(5)
Net losses on foreign currency remeasurements	(40)	(42)
Other	(4)	(38)

Total	$103	$114

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

Dividends and interest income was flat as higher average investment balances were offset by lower yields on our fixed-income investments. Interest expense increased due to our increased issuance of debt. Net recognized gains on investments decreased due primarily to higher other-than-temporary impairments of $45 million in the current period as compared to $9 million in the comparable period. Net gains on derivatives increased due to gains on foreign exchange contracts in the current period as compared to losses in the comparable period. Changes in foreign currency remeasurements were primarily due to currency movements net of our hedging activities.

Income Taxes

Our effective tax rates were approximately 21% and 25% for the three months ended September 30, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate and our prior year’s first quarter effective rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which are subject to lower income tax rates.

Tax contingencies and other tax liabilities were $7.5 billion and $7.4 billion as of September 30, 2011 and June 30, 2011, respectively, and are included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. During the fourth quarter of fiscal year 2011, the I.R.S. completed its examination and issued a Revenue Agent’s Report (“RAR”) for the remaining unresolved items. We do not agree with the adjustments in the RAR, and we have filed a protest to initiate the administrative appeals process. The proposed adjustments are primarily related to transfer pricing and

PART I

Item 2

could have a significant impact on our financial statements if not resolved favorably; however, we believe our existing reserves are adequate. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the appeals process will be concluded within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2011.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $57.4 billion as of September 30, 2011, compared with $52.8 billion as of June 30, 2011. Equity and other investments were $8.6 billion as of September 30, 2011 compared to $10.9 billion as of June 30, 2011. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities. While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of September 30, 2011 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

Of the cash, cash equivalents, and short-term investments at September 30, 2011, approximately $51 billion was held by our foreign subsidiaries and were subject to material repatriation tax effects. The amount of cash and investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was approximately $440 million. As of September 30, 2011, approximately 67% of the short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 12% were invested in corporate notes and bonds of U.S. companies, and 4% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $1.1 billion as of September 30, 2011. Our average and maximum securities lending payable balances for the three months ended September 30, 2011 were $1.2 billion and $1.3 billion, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

PART I

Item 2

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

Cash Flows

Cash flows from operations increased $299 million to $8.5 billion due mainly to increased revenue and cash collections, partially offset by cash used to build inventories in anticipation of the holiday season and other changes in working capital. Cash used in financing increased $2.2 billion to $2.9 billion due mainly to a $4.7 billion reduction in proceeds from issuances of long-term debt, partially offset by a $2.5 billion decrease in cash used for common stock repurchases. Cash used in investing decreased $2.6 billion to $2.3 billion due mainly to a $4.2 billion increase in cash from combined investment purchases, sales, and maturities, partially offset by a $793 million decrease in cash from securities lending and an $875 million increase in cash used to invest in multiple intellectual property agreements.

Debt

We issued debt in prior periods to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were used to partially fund discretionary business acquisitions and share repurchases.

As of September 30, 2011, the total carrying value and estimated fair value of our long-term debt, including convertible debt, were $11.9 billion and $12.9 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $12.1 billion, respectively, as of June 30, 2011. The estimated fair value is based on quoted prices for our publicly-traded debt as of September 30, 2011 and June 30, 2011, as applicable.

The components of long-term debt, the associated interest rates, and the semi-annual interest record and payment dates were as follows as of September 30, 2011:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions)

Notes

September 27, 2013	$1,000	0.875%	1.000%	March 15	March 27	September 15	September 27
June 1, 2014	2,000	2.950%	3.049%	May 15	June 1	November 15	December 1
September 25, 2015	1,750	1.625%	1.795%	March 15	March 25	September 15	September 25
February 8, 2016	750	2.500%	2.642%	February 1	February 8	August 1	August 8
June 1, 2019	1,000	4.200%	4.379%	May 15	June 1	November 15	December 1
October 1, 2020	1,000	3.000%	3.137%	March 15	April 1	September 15	October 1
February 8, 2021	500	4.000%	4.082%	February 1	February 8	August 1	August 8
June 1, 2039	750	5.200%	5.240%	May 15	June 1	November 15	December 1
October 1, 2040	1,000	4.500%	4.567%	March 15	April 1	September 15	October 1
February 8, 2041	1,000	5.300%	5.361%	February 1	February 8	August 1	August 8

Total	10,750

Convertible Debt
June 15, 2013	1,250	0.000%	1.849%
Total unamortized discount	(73)

Total	$11,927

PART I

Item 2

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. As of September 30, 2011, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $33 million.

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

Unearned Revenue

Unearned revenue at September 30, 2011 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at September 30, 2011 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions and prepaid points; Microsoft Dynamics business solutions products; OEM minimum commitments; unspecified upgrades/enhancements of Windows Phone and of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of September 30, 2011:

(In millions)

Three Months Ending,

December 31, 2011	$6,260
March 31, 2012	4,467
June 30, 2012	2,796
September 30, 2012	822
Thereafter	1,313

Total	$15,658

PART I

Item 2

Share Repurchases

During the three months ended September 30, 2011, we repurchased approximately 38 million shares of Microsoft common stock for $1.0 billion under the repurchase plan we announced on September 22, 2008. All repurchases were made using cash resources. As of September 30, 2011, approximately $11.2 billion remained of the $40.0 billion approved repurchase amount. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

September 20, 2011	$0.20	November 17, 2011	$1,682	December 8, 2011
September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010

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

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as business acquisitions and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or other dilution of our earnings. We have borrowed funds domestically and continue to have the ability to do so at reasonable interest rates.

As a result of the special dividend paid in the second quarter of fiscal year 2005 and shares repurchased, our retained deficit, including accumulated other comprehensive income, was $4.1 billion at September 30, 2011. Our retained deficit is not expected to affect our future ability to operate, pay dividends, or repay our debt given our continuing profitability and strong financial position.

PART I

Item 2

RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

On July 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll-forward activities on purchases, sales, issuance, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Adoption of this new guidance did not have a material impact on our financial statements.

Recent Accounting Guidance Not Yet Adopted

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines the fair value of a reporting unit is less than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only.

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

PART I

Item 2

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Among our reporting units, the fair value of OSD has been the closest to its carrying value. The carrying value of OSD’s goodwill was $6.4 billion as of September 30, 2011.

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

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been

PART I

Item 2, 3

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

PART I, II

Item 3, 4, 1, 1A

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, and legal risk.

The following table sets forth the one-day VaR for substantially all of our positions as of September 30, 2011 and June 30, 2011 and for the three months ended September 30, 2011:

(In millions)

September 30, 2011		June 30, 2011	Three Months Ended September 30, 2011

Risk Categories			Average	High	Low

Foreign currency	$138	$86	$134	$182	$62
Interest rate	$65	$58	$62	$66	$58
Equity	$165	$212	$185	$219	$164
Commodity	$16	$28	$24	$30	$16

Total one-day VaR for the combined risk categories was $275 million at September 30, 2011 and $290 million at June 30, 2011. The total VaR is 28% less at September 30, 2011, and 25% less at June 30, 2011 than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1A

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

PART II

Item 1A

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

Third parties may claim we infringe their intellectual property rights.    From time to time, we receive notices from others claiming we infringe their intellectual property rights. Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible the number of these claims may grow. To resolve these claims we may enter into royalty and licensing agreements on less favorable terms, stop selling or redesign affected products, or pay damages to satisfy indemnification commitments with our customers. Such agreements may cause operating margins to decline. We have made and expect to continue making significant expenditures to settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

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

We also devote significant resources to protect the digital security infrastructure that ensures the integrity of our products and services. The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products and services could cause significant reputational harm and lead some customers to seek to return products, to reduce or delay future purchases or adoption of services, or to use competing products. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of new technologies. Any of these actions by customers could adversely affect our revenue. Actual or perceived vulnerabilities may lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand all legal challenges.

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

PART II

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

Our software and services online offerings are subject to government regulation of the Internet domestically and internationally in many areas, including user privacy, telecommunications, data protection, and online content. The application of these laws and regulations to our business is often unclear and sometimes may conflict. Additionally these laws and governments’ approach to their enforcement are continuing to evolve. Compliance with these types of regulation may involve significant costs or require changes in business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity.

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

Adverse economic conditions may harm our business.    Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions, may result in lower information technology spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our revenue will be adversely affected. Our product distribution

PART II

Item 1A

system also relies on an extensive partner network. The impact of economic conditions on our partners, such as the bankruptcy of a major distributor, could result in sales channel disruption. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, reserves for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that have affected global financial markets. A significant part of our investment portfolio consists of U.S. government securities. If global credit and equity markets experience prolonged periods of decline, or if there is a downgrade of U.S. government debt, our investment portfolio may be adversely impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely impact our financial results.

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

We operate a global business that exposes us to additional risks.    We operate in over 100 countries and a significant part of our revenue comes from international sales. Pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the U.S. and other countries. Operations outside the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments by our employees, vendors, or agents. Emerging markets are a significant focus of our international growth

PART II

Item 1A, 2

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

July 1, 2011 – July 31, 2011	0	$0	0	$ 12,221
August 1, 2011 – August 31, 2011	1,903,717	$26.50	1,903,717	$ 12,170
September 1, 2011 – September 30, 2011	36,452,079	$26.05	36,452,079	$ 11,221

	38,355,796		38,355,796

During the first quarter of fiscal year 2012, we repurchased 38.4 million shares of Microsoft common stock for $1.0 billion using cash resources. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2011, approximately $11.2 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

PART II

Item 6

ITEM 6. EXHIBITS

10.1*	Microsoft Corporation 2001 Stock Plan

10.18*	Form of Executive Officer Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan

12	Computation of Ratio of Earnings to Fixed Charges

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement

**	Furnished, not filed.

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

October 20, 2011