Form 10-Q
period 2011-12-31
MICROSOFT CORP
filed 2012-01-19
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 17, 2012

Common Stock, $0.00000625 par value per share	8,390,771,388 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2011

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Revenue	$20,885	$19,953	$38,257	$36,148
Operating expenses:
Cost of revenue	5,638	4,833	9,415	7,972
Research and development	2,371	2,185	4,700	4,381
Sales and marketing	3,762	3,825	6,662	6,631
General and administrative	1,120	945	2,283	1,883

Total operating expenses	12,891	11,788	23,060	20,867

Operating income	7,994	8,165	15,197	15,281
Other income	245	332	348	446

Income before income taxes	8,239	8,497	15,545	15,727
Provision for income taxes	1,615	1,863	3,183	3,683

Net income	$6,624	$6,634	$12,362	$12,044

Earnings per share:
Basic	$0.79	$0.78	$1.47	$1.41
Diluted	$0.78	$0.77	$1.46	$1.39

Weighted average shares outstanding:
Basic	8,402	8,497	8,397	8,555
Diluted	8,465	8,570	8,489	8,646

Cash dividends declared per common share	$0.20	$0.16	$0.40	$0.32

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

December 31, 2011		June 30, 2011	(1)
Assets
Current assets:
Cash and cash equivalents	$10,610	$9,610
Short-term investments (including securities loaned of $831 and $1,181)	41,126	43,162

Total cash, cash equivalents, and short-term investments	51,736	52,772
Accounts receivable, net of allowance for doubtful accounts of $321 and $333	13,643	14,987
Inventories	1,351	1,372
Deferred income taxes	2,169	2,467
Other	3,614	3,320

Total current assets	72,513	74,918
Property and equipment, net of accumulated depreciation of $10,546 and $9,829	8,010	8,162
Equity and other investments	7,550	10,865
Goodwill	19,670	12,581
Intangible assets, net	2,581	744
Other long-term assets	1,919	1,434

Total assets	$112,243	$108,704

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,884	$4,197
Accrued compensation	2,677	3,575
Income taxes	921	580
Short-term unearned revenue	13,985	15,722
Securities lending payable	849	1,208
Other	3,057	3,492

Total current liabilities	25,373	28,774
Long-term debt	11,932	11,921
Long-term unearned revenue	1,349	1,398
Deferred income taxes	1,082	1,456
Other long-term liabilities	8,386	8,072

Total liabilities	48,122	51,621

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,382 and 8,376	63,902	63,415
Retained earnings (deficit), including accumulated other comprehensive income of $826 and $1,863	219	(6,332)

Total stockholders’ equity	64,121	57,083

Total liabilities and stockholders’ equity	$112,243	$108,704

(1)	Derived from audited financial statements.

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Operations
Net income	$6,624	$6,634	$12,362	$12,044
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	678	663	1,404	1,357
Stock-based compensation expense	575	553	1,133	1,081
Net recognized gains on investments and derivatives	(112)	(226)	(142)	(255)
Excess tax benefits from stock-based compensation	(4)	(4)	(74)	(9)
Deferred income taxes	14	(117)	416	(265)
Deferral of unearned revenue	7,544	6,834	13,683	12,715
Recognition of unearned revenue	(8,057)	(7,301)	(15,710)	(14,163)
Changes in operating assets and liabilities:
Accounts receivable	(3,652)	(3,270)	1,081	404
Inventories	891	380	(29)	(88)
Other current assets	605	(77)	865	131
Other long-term assets	30	118	(45)	180
Accounts payable	176	216	(266)	(184)
Other current liabilities	394	(500)	(599)	(1,411)
Other long-term liabilities	156	283	276	843

Net cash from operations	5,862	4,186	14,355	12,380

Financing
Short-term debt repayments, maturities of 90 days or less, net	0	(1,000)	0	(186)
Proceeds from issuance of debt, maturities longer than 90 days	0	0	0	4,721
Repayments of debt, maturities longer than 90 days	0	0	0	(814)
Common stock issued	208	660	544	837
Common stock repurchased	(1,042)	(5,052)	(2,976)	(9,451)
Common stock cash dividends paid	(1,683)	(1,363)	(3,024)	(2,481)
Excess tax benefits from stock-based compensation	4	4	74	9
Other	0	0	0	(25)

Net cash used in financing	(2,513)	(6,751)	(5,382)	(7,390)

Investing
Additions to property and equipment	(498)	(491)	(934)	(1,055)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(8,627)	(69)	(9,502)	(69)
Purchases of investments	(10,047)	(5,896)	(21,346)	(13,313)
Maturities of investments	6,061	1,836	8,886	2,706
Sales of investments	7,835	2,603	15,371	4,030
Securities lending payable	(292)	447	(358)	1,174

Net cash used in investing	(5,568)	(1,570)	(7,883)	(6,527)

Effect of exchange rates on cash and cash equivalents	(52)	(3)	(90)	55

Net change in cash and cash equivalents	(2,271)	(4,138)	1,000	(1,482)
Cash and cash equivalents, beginning of period	12,881	8,161	9,610	5,505

Cash and cash equivalents, end of period	$10,610	$4,023	$10,610	$4,023

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Common stock and paid-in capital
Balance, beginning of period	$63,492	$61,935	$63,415	$62,856
Common stock issued	208	660	544	837
Common stock repurchased	(340)	(1,405)	(1,164)	(2,980)
Stock-based compensation expense	575	553	1,133	1,081
Stock-based compensation income tax deficiencies	(35)	(97)	(29)	(148)
Other, net	2	0	3	0

Balance, end of period	63,902	61,646	63,902	61,646

Retained earnings (deficit)
Balance, beginning of period	(4,101)	(14,993)	(6,332)	(16,681)
Net income	6,624	6,634	12,362	12,044
Other comprehensive income:
Net unrealized gains (losses) on derivatives	76	(80)	236	(586)
Net unrealized gains (losses) on investments	124	284	(1,025)	1,016
Translation adjustments and other	(125)	(26)	(248)	212

Comprehensive income	6,699	6,812	11,325	12,686
Common stock cash dividends	(1,677)	(1,337)	(3,360)	(2,699)
Common stock repurchased	(702)	(3,647)	(1,414)	(6,471)

Balance, end of period	219	(13,165)	219	(13,165)

Total stockholders’ equity	$64,121	$48,481	$64,121	$48,481

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

Recent Accounting Guidance Not Yet Adopted

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead,

PART I

Item 1

an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only.

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

(In millions, except earnings per share)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Net income available for common shareholders (A)	$6,624	$6,634	$12,362	$12,044

Weighted average outstanding shares of common stock (B)	8,402	8,497	8,397	8,555
Dilutive effect of stock-based awards	63	73	92	91

Common stock and common stock equivalents (C)	8,465	8,570	8,489	8,646

Earnings Per Share:
Basic (A/B)	$0.79	$0.78	$1.47	$1.41
Diluted (A/C)	$0.78	$0.77	$1.46	$1.39

We excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Shares excluded from calculations of diluted EPS	4	56	4	57

The decrease in anti-dilutive shares from the comparable period was due mainly to the decrease in employee stock options outstanding.

In June 2010, we issued $1.25 billion of zero-coupon debt securities that are convertible into shares of our common stock if certain conditions are met. As of December 31, 2011, none of these securities had met price or other conditions that would make them eligible for issuance and therefore were excluded from the calculation of either the basic or diluted EPS. See Note 11 – Debt for additional information.

PART I

Item 1

NOTE 3    OTHER INCOME

The components of other income were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Dividends and interest income	$182	$205	$393	$415
Interest expense	(95)	(72)	(189)	(117)
Net recognized gains on investments	315	118	318	152
Net gains (losses) on derivatives	(203)	108	(176)	103
Net losses on foreign currency remeasurements	(4)	(27)	(44)	(69)
Other	50	0	46	(38)

Total	$245	$332	$348	$446

Following are details of net recognized gains on investments during the periods reported:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Other-than-temporary impairments of investments	$(107)	$(18)	$(152)	$(27)
Realized gains from sales of available-for-sale securities	643	214	843	315
Realized losses from sales of available-for-sale securities	(221)	(78)	(373)	(136)

Total	$315	$118	$318	$152

NOTE 4    INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

December 31, 2011

Cash	$2,349	$0	$0	$2,349	$2,349	$0	$0
Mutual funds	816	0	0	816	816	0	0
Commercial paper	465	0	0	465	350	115	0
Certificates of deposit	1,003	0	0	1,003	688	315	0
U.S. government and agency securities	31,548	153	(1)	31,700	510	31,190	0
Foreign government bonds	888	26	(32)	882	0	882	0
Mortgage-backed securities	1,910	111	(3)	2,018	0	2,018	0
Corporate notes and bonds	11,891	180	(29)	12,042	5,897	6,145	0
Municipal securities	403	54	0	457	0	457	0
Common and preferred stock	6,044	1,274	(478)	6,840	0	0	6,840
Other investments	714	0	0	714	0	4	710

Total	$58,031	$1,798	$(543)	$59,286	$10,610	$41,126	$7,550

PART I

Item 1

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2011

Cash	$1,648	$0	$0	$1,648	$1,648	$0	$0
Mutual funds	1,752	0	0	1,752	1,752	0	0
Commercial paper	639	0	0	639	414	225	0
Certificates of deposit	598	0	0	598	372	226	0
U.S. government and agency securities	33,607	162	(7)	33,762	2,049	31,713	0
Foreign government bonds	658	11	(2)	667	0	667	0
Mortgage-backed securities	2,307	121	(4)	2,424	0	2,424	0
Corporate notes and bonds	10,575	260	(11)	10,824	3,375	7,449	0
Municipal securities	441	15	(2)	454	0	454	0
Common and preferred stock	7,925	2,483	(193)	10,215	0	0	10,215
Other investments	654	0	0	654	0	4	650

Total	$60,804	$3,052	$(219)	$63,637	$9,610	$43,162	$10,865

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2011

U.S. government and agency securities	$1,140	$(1)	$0	$0	$1,140	$(1)
Foreign government bonds	268	(32)	0	0	268	(32)
Mortgage-backed securities	0	0	54	(3)	54	(3)
Corporate notes and bonds	1,167	(28)	32	(1)	1,199	(29)
Common and preferred stock	1,954	(440)	109	(38)	2,063	(478)

Total	$4,529	$(501)	$195	$(42)	$4,724	$(543)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2011

U.S. government and agency securities	$484	$(7)	$0	$0	$484	$(7)
Foreign government bonds	365	(2)	0	0	365	(2)
Mortgage-backed securities	63	(3)	14	(1)	77	(4)
Corporate notes and bonds	750	(10)	25	(1)	775	(11)
Municipal securities	79	(2)	0	0	79	(2)
Common and preferred stock	1,377	(146)	206	(47)	1,583	(193)

Total	$3,118	$(170)	$245	$(49)	$3,363	$(219)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2011.

PART I

Item 1

At December 31, 2011 and June 30, 2011, the recorded bases of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $433 million and $334 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

December 31, 2011

Due in one year or less	$24,231	$24,275
Due after one year through five years	18,304	18,432
Due after five years through 10 years	3,126	3,247
Due after 10 years	2,447	2,613

Total	$48,108	$48,567

NOTE 5    DERIVATIVES

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; to enhance investment returns; and to facilitate portfolio diversification. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Our derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment. All notional amounts presented below are measured in U.S. currency equivalents.

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of December 31, 2011 and June 30, 2011, the total notional amounts of these foreign exchange contracts sold were $9.4 billion and $10.6 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of December 31, 2011 and June 30, 2011, the total notional amounts of these foreign exchange contracts sold were $481 million and $572 million, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of December 31, 2011, the total notional amounts of these foreign exchange contracts purchased and sold were $3.0 billion and $7.0 billion, respectively. As of June 30, 2011, the total notional amounts of these foreign exchange contracts purchased and sold were $4.3 billion and $7.1 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of December 31, 2011, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.1 billion and $779 million, respectively. As of June 30, 2011, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.1 billion and $860 million, respectively.

PART I

Item 1

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of December 31, 2011, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.2 billion and $846 million, respectively. As of June 30, 2011, the total notional amounts of fixed-interest rate contracts purchased and sold were $2.3 billion and $697 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of December 31, 2011 and June 30, 2011, the total notional derivative amount of mortgage contracts purchased were $1.1 billion and $868 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of December 31, 2011, the total notional amounts of credit contracts purchased and sold were $221 million and $297 million, respectively. As of June 30, 2011, the total notional amounts of credit contracts purchased and sold were $532 million and $281 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap, futures and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of December 31, 2011, the total notional amounts of commodity contracts purchased and sold were $1.3 billion and $458 million, respectively. As of June 30, 2011, the total notional amounts of commodity contracts purchased and sold were $1.9 billion and $502 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2011, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

Fair Values of Derivative Instruments

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as fair value hedges, the gain (loss) is recognized in earnings in the period of change together with the offsetting loss or gain on the hedged items attributed to the risk being hedged. For options designated as fair-value hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

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

PART I

Item 1

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

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

December 31, 2011

Assets
Non-designated hedge derivatives:
Short-term investments	$36	$136	$14	$27	$6	$219
Other current assets	127	0	0	0	0	127

Total	$163	$136	$14	$27	$6	$346
Designated hedge derivatives:
Short-term investments	$9	$0	$0	$0	$0	$9
Other current assets	330	0	0	0	0	330

Total	$339	$0	$0	$0	$0	$339

Total assets	$502	$136	$14	$27	$6	$685

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(108)	$(11)	$(22)	$(20)	$(3)	$(164)
Designated hedge derivatives:
Other current liabilities	$(30)	$0	$0	$0	$0	$(30)

Total liabilities	$(138)	$(11)	$(22)	$(20)	$(3)	$(194)

PART I

Item 1

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2011

Assets
Non-designated hedge derivatives:
Short-term investments	$14	$179	$0	$17	$4	$214
Other current assets	73	0	0	0	0	73

Total	$87	$179	$0	$17	$4	$287
Designated hedge derivatives:
Short-term investments	$6	$0	$0	$0	$0	$6
Other current assets	123	0	0	0	0	123

Total	$129	$0	$0	$0	$0	$129

Total assets	$216	$179	$0	$17	$4	$416

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(91)	$(12)	$(9)	$(19)	$(4)	$(135)
Designated hedge derivatives:
Other current liabilities	$(128)	$0	$0	$0	$0	$(128)

Total liabilities	$(219)	$(12)	$(9)	$(19)	$(4)	$(263)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

Fair-Value Hedge Gains (Losses)

We recognized in other income the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Foreign Exchange Contracts
Derivatives	$4	$2	$48	$(50)
Hedged items	(5)	(2)	(48)	48

Total	$(1)	$0	$0	$(2)

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Effective Portion
Gain (loss) recognized in OCI, net of tax effect of $33 and $(24) for the three months ended December 31, 2011 and 2010, and $102 and $(267) for the six months ended December 31, 2011 and 2010	$62	$(45)	$190	$(497)
Gain (loss) reclassified from OCI into revenue	(21)	55	(70)	139
Amount Excluded from Effectiveness Assessment and Ineffective Portion
Loss recognized in other income	(127)	(16)	(65)	(103)

PART I

Item 1

We estimate that $84 million of net derivative gains included in OCI at December 31, 2011 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended December 31, 2011.

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

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Foreign exchange contracts	$(16)	$(25)	$(65)	$(85)
Equity contracts	(79)	(2)	(68)	31
Interest-rate contracts	15	24	58	12
Credit contracts	10	10	(7)	28
Commodity contracts	2	93	(88)	158

Total	$(68)	$100	$(170)	$144

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

December 31, 2011

Assets
Mutual funds	$816	$0	$0	$816	$0	$816
Commercial paper	0	465	0	465	0	465
Certificates of deposit	0	1,003	0	1,003	0	1,003
U.S. government and agency securities	23,240	8,467	0	31,707	0	31,707
Foreign government bonds	178	692	0	870	0	870
Mortgage-backed securities	0	2,010	0	2,010	0	2,010
Corporate notes and bonds	0	11,898	9	11,907	0	11,907
Municipal securities	0	457	0	457	0	457
Common and preferred stock	6,354	49	5	6,408	0	6,408
Derivatives	5	680	0	685	(185)	500

Total	$30,593	$25,721	$14	$56,328	$(185)	$56,143

Liabilities
Derivatives and other	$4	$190	$0	$194	$(182)	$12

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2011

Assets
Mutual funds	$1,752	$0	$0	$1,752	$0	$1,752
Commercial paper	0	639	0	639	0	639
Certificates of deposit	0	598	0	598	0	598
U.S. government and agency securities	23,591	10,175	0	33,766	0	33,766
Foreign government bonds	303	367	0	670	0	670
Mortgage-backed securities	0	2,428	0	2,428	0	2,428
Corporate notes and bonds	0	10,600	58	10,658	0	10,658
Municipal securities	0	454	0	454	0	454
Common and preferred stock	9,821	55	5	9,881	0	9,881
Derivatives	8	388	20	416	(204)	212

Total	$35,475	$25,704	$83	$61,262	$(204)	$61,058

Liabilities
Derivatives and other	$109	$257	$0	$366	$(203)	$163

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

(In millions)

	December 31, 2011	June 30, 2011

Net fair value of assets measured at fair value on a recurring basis	$56,143	$61,058
Cash	2,349	1,648
Common and preferred stock measured at fair value on a nonrecurring basis	433	334
Other investments measured at fair value on a nonrecurring basis	710	650
Less derivative assets classified as other current assets	(350)	(54)
Other	1	1

Recorded basis of investment components	$59,286	$63,637

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in OCI.

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three and Six Months Ended December 31, 2011

Balance as of June 30, 2011	$58	$5	$20	$83
Total realized and unrealized gains (losses):
Included in other income (expense)	0	0	(2)	(2)
Included in other comprehensive income	(21)	0	0	(21)

Balance as of September 30, 2011	$37	$5	$18	$60
Total realized and unrealized gains (losses):
Included in other income (expense)	0	0	(3)	(3)
Included in other comprehensive income	0	0	0	0
Conversions of Level 3 instruments to Level 1 instruments	(28)	0	(15)	(43)

Balance as of December 31, 2011	$9	$5	$0	$14

Change in unrealized gains (losses) included in other income (expense) for the three months ended December 31, 2011 related to assets held as of December 31, 2011	$0	$0	$0	$0
Change in unrealized gains (losses) included in other income (expense) for the six months ended December 31, 2011 related to assets held as of December 31, 2011	$0	$0	$0	$0

PART I

Item 1

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three and Six Months Ended December 31, 2010

Balance as of June 30, 2010	$167	$5	$9	$181
Total realized and unrealized gains (losses):
Included in other income (expense)	2	0	7	9
Included in other comprehensive income	(2)	0	0	(2)

Balance as of September 30, 2010	$167	$5	$16	$188
Total realized and unrealized gains (losses):
Included in other income (expense)	2	0	(1)	1
Included in other comprehensive income	2	0	0	2

Balance as of December 31, 2010	$171	$5	$15	$191

Change in unrealized gains (losses) included in other income (expense) for the three months ended December 31, 2010 related to assets held as of December 31, 2010	$2	$0	$(1)	$1
Change in unrealized gains (losses) included in other income (expense) for the six months ended December 31, 2010 related to assets held as of December 31, 2010	$4	$0	$6	$10

Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended December 31, 2011 and 2010, we did not record any other-than-temporary impairments on those assets required to be measured at fair value on a nonrecurring basis.

NOTE 7    INVENTORIES

The components of inventories were as follows:

(In millions)

December 31, 2011		June 30, 2011

Raw materials	$243	$232
Work in process	81	56
Finished goods	1,027	1,084

Total	$1,351	$1,372

NOTE 8    BUSINESS COMBINATIONS

On October 13, 2011, we acquired all of the issued and outstanding shares of Skype Global S.á r.l. (“Skype”), a leading global provider of software applications and related Internet communications products based in Luxembourg, for $8.6 billion primarily in cash. Our purchase price allocations are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available, including additional information relating to tax matters and finalization of our valuation of identified intangible assets. The major classes of assets and liabilities to which we preliminarily allocated the purchase price were: goodwill of $7.1 billion; identifiable intangible assets of $1.6 billion with a weighted average estimated useful life of 13 years, primarily marketing-related (trade name) and technology-based intangibles with estimated useful lives of 15 years and 5 years, respectively; and unearned revenue of $222 million. The goodwill recognized in connection with the acquisition is primarily attributable to our expectation of extending Skype’s brand and the reach of its networked platform, while enhancing Microsoft’s existing portfolio of real-time communications products and services. We preliminarily assigned the goodwill to the following segments: $4.2 billion to Entertainment and Devices Division, $2.8 billion to Microsoft Business Division, and $54 million to Online Services Division. Skype was consolidated into our results of operations starting October 13, 2011, the acquisition date.

PART I

Item 1

During the first six months of fiscal year 2012, we completed an additional three acquisitions for total consideration of $83 million, substantially all of which was paid in cash.

Pro forma results of operations have not been presented because the effects of the business combinations described in this Note, individually and in aggregate, were not material to our consolidated results of operations.

NOTE 9    GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	Balance as of September 30, 2011	Acquisitions	Other	Balance as of December 31, 2011

Windows & Windows Live Division	$89	$0	$0	$89
Server and Tools	1,144	0	0	1,144
Online Services Division	6,373	54	0	6,427
Microsoft Business Division	4,119	2,843	(35)	6,927
Entertainment and Devices Division	812	4,272	(1)	5,083

Total	$12,537	$7,169	$(36)	$19,670

(In millions)	Balance as of June 30, 2011	Acquisitions	Other	Balance as of December 31, 2011

Windows & Windows Live Division	$89	$0	$0	$89
Server and Tools	1,139	7	(2)	1,144
Online Services Division	6,373	54	0	6,427
Microsoft Business Division	4,167	2,843	(83)	6,927
Entertainment and Devices Division	813	4,272	(2)	5,083

Total	$12,581	$7,176	$(87)	$19,670

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

NOTE 10    INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

			December 31, 2011	June 30, 2011

Technology-based(a)	$2,965	$(2,012)	$953	$2,356	$(1,831)	$525
Marketing-related	1,361	(122)	1,239	113	(98)	15
Contract-based	1,190	(990)	200	1,068	(966)	102
Customer-related	440	(251)	189	326	(224)	102

Total	$5,956	$(3,375)	$2,581	$3,863	$(3,119)	$744

(a)

Technology-based intangible assets included $150 million and $179 million as of December 31, 2011 and June 30, 2011, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

PART I

Item 1

Intangible assets amortization expense was $155 million and $264 million for the three and six months ended December 31, 2011, respectively, as compared with $126 million and $250 million for the three and six months ended December 31, 2010, respectively. Amortization of capitalized software was $28 million and $57 million for the three and six months ended December 31, 2011, respectively, and $30 million and $56 million for the three and six months ended December 31, 2010, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2011:

(In millions)

Year Ending June 30,

2012 (excluding the six months ended December 31, 2011)	$284
2013	480
2014	314
2015	260
2016	216
Thereafter	1,027

Total	$2,581

NOTE 11    DEBT

As of December 31, 2011, the total carrying value and estimated fair value of our long-term debt, including convertible debt, were $11.9 billion and $13.1 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $12.1 billion, respectively, as of June 30, 2011. The estimated fair value is based on quoted prices for our publicly-traded debt as of December 31, 2011 and June 30, 2011, as applicable.

The components of long-term debt, the associated interest rates, and the semi-annual interest record and payment dates were as follows as of December 31, 2011:

Due Date	Face Value		Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions	)

Notes
September 27, 2013	$1,000		0.875%	1.000%	March 15	March 27	September 15	September 27
June 1, 2014	2,000		2.950%	3.049%	May 15	June 1	November 15	December 1
September 25, 2015	1,750		1.625%	1.795%	March 15	March 25	September 15	September 25
February 8, 2016	750		2.500%	2.642%	February 1	February 8	August 1	August 8
June 1, 2019	1,000		4.200%	4.379%	May 15	June 1	November 15	December 1
October 1, 2020	1,000		3.000%	3.137%	March 15	April 1	September 15	October 1
February 8, 2021	500		4.000%	4.082%	February 1	February 8	August 1	August 8
June 1, 2039	750		5.200%	5.240%	May 15	June 1	November 15	December 1
October 1, 2040	1,000		4.500%	4.567%	March 15	April 1	September 15	October 1
February 8, 2041	1,000		5.300%	5.361%	February 1	February 8	August 1	August 8

Total	10,750

Convertible Debt
June 15, 2013	1,250		0.000%	1.849%
Total unamortized discount	(68)

Total	$11,932

PART I

Item 1

The components of long-term debt, the associated interest rates, and the semi-annual interest record and payment dates were as follows as of June 30, 2011:

Due Date	Face Value		Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions	)

Notes
September 27, 2013	$1,000		0.875%	1.000%	March 15	March 27	September 15	September 27
June 1, 2014	2,000		2.950%	3.049%	May 15	June 1	November 15	December 1
September 25, 2015	1,750		1.625%	1.795%	March 15	March 25	September 15	September 25
February 8, 2016	750		2.500%	2.642%	February 1	February 8	August 1	August 8
June 1, 2019	1,000		4.200%	4.379%	May 15	June 1	November 15	December 1
October 1, 2020	1,000		3.000%	3.137%	March 15	April 1	September 15	October 1
February 8, 2021	500		4.000%	4.082%	February 1	February 8	August 1	August 8
June 1, 2039	750		5.200%	5.240%	May 15	June 1	November 15	December 1
October 1, 2040	1,000		4.500%	4.567%	March 15	April 1	September 15	October 1
February 8, 2041	1,000		5.300%	5.361%	February 1	February 8	August 1	August 8

Total	10,750

Convertible Debt
June 15, 2013	1,250		0.000%	1.849%
Total unamortized discount	(79)

Total	$11,921

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. As of December 31, 2011, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $28 million.

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

PART I

Item 1

NOTE 12    INCOME TAXES

Our effective tax rates were approximately 20% and 22% for the three months ended December 31, 2011 and 2010, respectively, and 20% and 23% for the six months ended December 31, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate and prior year effective rates primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which are subject to lower income tax rates.

Tax contingencies and other tax liabilities were $7.7 billion and $7.4 billion as of December 31, 2011 and June 30, 2011, respectively, and are included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. During the fourth quarter of fiscal year 2011, the I.R.S. completed its examination and issued a Revenue Agent’s Report (“RAR”) for the remaining unresolved items. We do not agree with the adjustments in the RAR, and we have filed a protest to initiate the administrative appeals process. The proposed adjustments are primarily related to transfer pricing and could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the appeals process will be concluded within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2011.

We are subject to income tax in many jurisdictions outside the U.S. Certain jurisdictions remain subject to examination for tax years 1996 to 2010, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

NOTE 13    UNEARNED REVENUE

The components of unearned revenue were as follows:

(In millions)

December 31, 2011		June 30, 2011

Volume licensing programs	$12,873	$14,625
Other	2,461	2,495

Total	$15,334	$17,120

Unearned revenue by segment was as follows:

(In millions)

December 31, 2011		June 30, 2011

Windows & Windows Live Division	$1,525	$1,782
Server and Tools	5,612	6,315
Microsoft Business Division	7,085	8,187
Other segments	1,112	836

Total	$15,334	$17,120

Fiscal year 2011 amounts have been recast for the fiscal year 2012 movement of Forefront Protection for Office, an anti-malware solution, from Server and Tools to the Microsoft Business Division.

NOTE 14    COMMITMENTS AND GUARANTEES

Yahoo! Commercial Agreement

On December 4, 2009, we entered into a 10-year agreement with Yahoo! whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo! Web sites. Microsoft provided Yahoo! with revenue per search guarantees for a period of 18 months after implementation of the Microsoft search ads platform in each country, extended by an additional 12 months for the U.S. and Canada. These guarantees are calculated, paid, and adjusted periodically and are rate guarantees, not guarantees of search volume. We estimate the remaining cost of the revenue per search guarantees during the guarantee period could range up to $150 million. Microsoft also agreed to reimburse Yahoo! for certain costs of running algorithmic and paid search services prior to migration to Microsoft’s platform.

PART I

Item 1

Product Warranty

The changes in our aggregate product warranty liabilities, which are included in other current liabilities and other long-term liabilities on our balance sheets were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Balance, beginning of period	$166	$214	$172	$240
Accruals for warranties issued	19	19	31	32
Settlements of warranty claims	(18)	(31)	(36)	(70)

Balance, end of period	$167	$202	$167	$202

NOTE 15    CONTINGENCIES

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

All settlements in the United States have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.9 billion and $2.0 billion. At December 31, 2011, we have recorded a liability related to these claims of approximately $524 million, which reflects our estimated exposure of $1.9 billion less payments made to date of approximately $1.4 billion mostly for vouchers, legal fees, and administrative expenses.

The three cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. On April 15, 2011, the British Columbia Court of Appeal reversed the class certification ruling and dismissed the case, holding that indirect purchasers do not have a claim. The plaintiffs have appealed to the Canadian Supreme Court. The other two actions have been stayed.

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. (“Novell”) filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. In March 2010, the trial court granted summary judgment in favor of Microsoft as to all remaining claims. The court of appeals reversed that ruling. Trial on the case took place in October 2011 and resulted in a mistrial because the jury was unable to reach a verdict. Microsoft expects to file a motion for judgment as a matter of law. The court has not set a new trial date.

Patent and Intellectual Property Claims

In 2003, we filed an action in U.S. District Court in California seeking a declaratory judgment that we do not infringe certain Alcatel-Lucent patents (although this action began before the merger of Alcatel and Lucent in 2006, for simplicity we refer to the post-merger entity of Alcatel-Lucent). In April 2008, a jury returned a verdict in Alcatel-Lucent’s favor in a

PART I

Item 1

trial on a consolidated group of one video and three user interface patents. The jury concluded that we had infringed two user interface patents and awarded $367 million in damages. In June 2008, the trial judge increased the amount of damages to $512 million to include $145 million of interest. We appealed that award. In December 2008, we entered into a settlement agreement resolving all other litigation pending between Microsoft and Alcatel-Lucent, leaving approximately $500 million remaining in dispute. In September 2009, the court of appeals affirmed the liability award but vacated the verdict and remanded the case to the trial court for a re-trial of the damages ruling, indicating the damages previously awarded were too high. Trial on the remanded damages claim was held in July 2011 and the jury awarded Alcatel-Lucent $70 million. We filed a motion for judgment as a matter of law, which the court granted in part, and reduced the judgment to $26 million, not including post-trial interest, which would have increased the judgment to approximately $41 million. Alcatel-Lucent appealed the court’s decision, and Microsoft cross-appealed. The parties have now entered into a confidential settlement agreement to resolve the matter.

In October 2003, Uniloc USA Inc. (“Uniloc”), a subsidiary of a Singapore-based company, filed a patent infringement suit in U.S. District Court in Rhode Island, claiming that product activation technology supporting Windows XP and certain other Microsoft programs violated a Uniloc patent. After we obtained a favorable summary judgment that we did not infringe any of the claims of this patent, the court of appeals vacated the trial court decision and remanded the case for trial. In April 2009, the jury returned a $388 million verdict against us, including a finding of willful infringement. In September 2009, the district court judge overturned the jury verdict, ruling that the evidence did not support the jury’s findings either that Microsoft infringed the patent or was willful. Uniloc appealed, and in January 2011 the court of appeals reversed the district court’s finding of non-infringement (thus reinstating the jury verdict of infringement) but affirmed the district court’s ruling that Microsoft was not willful and affirmed the district court’s grant of a new trial on damages. Uniloc’s petition for rehearing of the court of appeals’ decision as to damages was denied. A new trial on damages has been set for February 2012.

In October 2010, we filed suit against Motorola with the International Trade Commission (“ITC”) and in U.S. District Court in Washington for infringement of nine Microsoft patents by Motorola’s Android-based devices. Since then, Microsoft and Motorola have filed additional actions against each other in the ITC and federal courts in Washington, Wisconsin, Florida, California and Germany. Microsoft asserts Motorola’s Android-based devices violate 28 of its patents, and Motorola asserts various Microsoft products (including Windows, Windows Phone 7, Windows Mobile 6.5, Xbox, Bing Maps, Hotmail, Messenger, and Exchange Server) violate 24 Motorola patents. Microsoft also claims Motorola has breached its contractual commitments to the Institute of Electrical and Electronics Engineers and International Telecommunications Union to license identified patents related to wireless and video coding technologies under reasonable and non-discriminatory (“RAND”) terms and conditions. In the case originally filed in California, Motorola asserts that Microsoft breached contractual commitments to the SD Card Association to license two patents under RAND terms and conditions, and asserts federal antitrust and state unfair business practice claims. Trial in our ITC case took place in August 2011. In December 2011, the administrative law judge issued an initial determination that Motorola infringed one Microsoft patent, and recommended that the ITC issue a limited exclusion order against Motorola. The ITC’s ruling is expected in April 2012. Trial in Motorola’s ITC case is set for January 2012. All of the cases pending in Wisconsin, California and Florida, with the exception of one currently stayed case in Wisconsin, have been transferred to the Western District of Washington. The lawsuits filed in Germany by Motorola and Microsoft all allege patent infringement. A hearing in one of our German actions against Motorola took place in December 2011. Additional hearings are scheduled on Microsoft’s claims against Motorola in Germany in February, March, April, and June 2012. Motorola’s German actions against Microsoft are scheduled for trial in January and March 2012.

In addition to these cases, there are approximately 60 other patent infringement cases pending against Microsoft.

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

As of December 31, 2011, we had accrued aggregate liabilities of $411 million in other current liabilities and $295 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, adverse outcomes that we estimate could reach approximately $560 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

NOTE 16    STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Shares of common stock repurchased	39	188	78	351
Value of common stock repurchased	$1,000	$5,000	$2,000	$9,000

We repurchased all shares with cash resources. As of December 31, 2011, approximately $10.2 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2012

September 20, 2011	$0.20	November 17, 2011	$1,683	December 8, 2011
December 14, 2011	$0.20	February 16, 2012	$1,676	March 8, 2012

Fiscal Year 2011

September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010
December 15, 2010	$0.16	February 17, 2011	$1,349	March 10, 2011

The estimate of the amount to be paid as a result of the December 14, 2011 declaration was included in other current liabilities as of December 31, 2011.

NOTE 17    SEGMENT INFORMATION

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

PART I

Item 1

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

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Revenue
Windows & Windows Live Division	$4,709	$4,988	$9,541	$9,694
Server and Tools	4,775	4,291	9,026	8,154
Online Services Division	798	729	1,456	1,292
Microsoft Business Division	6,265	5,890	11,855	11,063
Entertainment and Devices Division	4,237	3,728	6,205	5,507
Unallocated and other	101	327	174	438

Consolidated	$20,885	$19,953	$38,257	$36,148

Operating Income (Loss)
Windows & Windows Live Division	$2,825	$3,148	$6,044	$6,360
Server and Tools	2,003	1,723	3,608	3,271
Online Services Division	(455)	(557)	(968)	(1,121)
Microsoft Business Division	4,137	3,865	7,811	7,321
Entertainment and Devices Division	530	706	888	1,088
Reconciling amounts	(1,046)	(720)	(2,186)	(1,638)

Consolidated	$7,994	$8,165	$15,197	$15,281

Reconciling amounts in the tables above and below include adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Significant reconciling items were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Corporate-level activity(a)	$(1,074)	$(954)	$(2,242)	$(1,957)
Revenue reconciling amounts	24	239	52	347
Other	4	(5)	4	(28)

Total	$(1,046)	$(720)	$(2,186)	$(1,638)

(a)	Corporate-level activity excludes revenue reconciling amounts presented separately in that line item.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of December 31, 2011, and the related consolidated statements of income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2011 and 2010. These interim financial statements are the responsibility of the Corporation’s management.

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

January 19, 2012

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

Microsoft is a technology leader focused on helping people and businesses throughout the world realize their full potential. We create technology that transforms the way people work, play, and communicate across a wide range of computing devices.

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

Smart connected devices

The price per unit of processing, storage, and networks continues to decline while at the same time devices increase in capability. As a result, the capabilities and accessibility of PCs, mobile, and other devices powered by rich software platforms and applications continue to grow. At the same time, the information and services people use increasingly span multiple devices. User experiences will be transformed by the adoption of cloud computing when brought together with the richness of smart, connected devices. Microsoft is delivering experiences that seamlessly connect PCs and mobile and other devices through the cloud. We are devoting significant resources to consumer cloud offerings like Bing, Windows Live, and Xbox LIVE. Our software and hardware platform investments can be seen in products like Kinect, Windows, Windows Azure, Windows Phone, Windows Server, and Xbox.

PART I

Item 2

Cloud computing transforming the data center and information technology

Cloud-based solutions provide customers with software, services and content over the Internet by way of shared computing resources located in centralized data centers. Computing is undergoing a long-term shift from client/server to the cloud, a shift similar in importance and impact to the transition from mainframe to client/server. The shift to the cloud is driven by three important economies of scale: larger data centers can deploy computational resources at significantly lower cost per unit than smaller ones; larger data centers can coordinate and aggregate diverse customer, geographic, and application demand patterns which can improve the utilization of computing, storage, and network resources; and multi-tenancy lowers application maintenance labor costs for large public clouds. As a result of the improved economics, the cloud offers unique levels of elasticity and agility that will enable new solutions and applications. For businesses of all sizes, the cloud creates the opportunity to focus more on innovation while leaving non-differentiating activities to reliable and cost-effective providers. For many businesses, the first step in achieving cloud economics is the adoption of virtualization in their data center. We are devoting significant resources to developing cloud infrastructure, platforms, and applications including offerings such as Microsoft Dynamics Online, Microsoft SQL Azure, Office 365, Windows Azure, Windows Intune, and Windows Server.

Entertainment

The evolution of hardware, software, services, and the cloud are enhancing the delivery and quality of unified entertainment experiences across many devices. These rich media experiences include games, movies, music, television, and social interactions with family, friends, and colleagues. At Microsoft, our approach is to simplify and increase the accessibility of these entertainment experiences to broaden market penetration of our software and services. We invest significant resources to develop or partner to develop hardware, software, and content that is used in products and services such as Windows Phone, Xbox, Xbox LIVE, and Skype.

Search

Over the last two decades, web content and social connections have increased dramatically as people spend more time online, while discoverability and accessibility has been transforming from direct navigation and document links. There is significant opportunity to deliver differentiated products that helps users make better decisions and complete tasks more simply when using PC, mobile, and other devices. Our approach is to use machine learning to try to understand user intent, and differentiate our product by focusing on the integration of visual, social, and other elements which simplifies people’s interaction with the Internet. We invest significant resources in Bing, SharePoint, Windows, Windows Phone, and Xbox LIVE.

Communications and productivity

Personal and business productivity has been transformed by the ubiquity of computing and software tools. Over the last decade, Microsoft redefined software productivity beyond the rich Office client on the PC. Productivity scenarios now encompass unified communications, business intelligence, collaboration, content management, and relationship management, which are increasingly powered by server-side applications. These server applications can be hosted by the customer, a partner, or by Microsoft in the cloud. There are significant opportunities to provide productivity and communication scenarios across PCs, mobile devices, and other devices that connect to services. We invest significant resources in Dynamics, Exchange, Lync, Skype, Office, Office 365, SharePoint, and Windows Live.

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

RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2011	2010		2011	2010

Revenue	$20,885	$19,953	5%	$38,257	$36,148	6%
Operating income	$7,994	$8,165	(2)%	$15,197	$15,281	(1)%
Diluted earnings per share	$0.78	$0.77	1%	$1.46	$1.39	5%

Three months ended December 31, 2011 compared with three months ended December 31, 2010

Revenue increased primarily due to strong sales of Server and Tools products, the Xbox 360 entertainment platform, and the 2010 Microsoft Office system, offset in part by a decline in sales of PCs to consumers. Revenue for the three months ended December 31, 2011 also included Skype revenue from the date of acquisition and a favorable foreign currency impact of $225 million.

Operating income decreased reflecting higher operating expenses, offset in part by revenue growth. Key changes in operating expenses were:

•

Cost of revenue increased $805 million or 17%, primarily reflecting higher volumes of Xbox 360 consoles sold and increased Xbox royalty costs, higher costs associated with providing Server and Tools products and services, payments made to Nokia related to joint strategic initiatives, and increased costs associated with our online offerings, including traffic acquisition costs.

•	Research and development expenses increased $186 million or 9%, due mainly to higher headcount-related expenses.

•	General and administrative expenses increased $175 million or 19%, due mainly to Puerto Rican excise taxes, higher headcount-related expenses, and increased legal costs.

Headcount-related expenses increased across the company reflecting annual increases in pay and bonuses, changes in our employee compensation program, and a 4% increase in headcount from December 31, 2010. Diluted earnings per share increased reflecting increased net income and the repurchase of 174 million shares during the 12 months ended December 31, 2011.

Six months ended December 31, 2011 compared with six months ended December 31, 2010

Revenue increased primarily due to strong sales of Server and Tools products, the Xbox 360 entertainment platform, and the 2010 Microsoft Office system, offset in part by a decline in sales of PCs to consumers. Revenue for the six months ended December 31, 2011 also included Skype revenue from the date of acquisition and a favorable foreign currency impact of $635 million.

PART I

Item 2

Operating income decreased slightly reflecting higher operating expenses, offset in part by revenue growth. Key changes in operating expenses were:

•

Cost of revenue increased $1.4 billion or 18%, primarily due to higher Xbox royalty costs, higher costs associated with providing Server and Tools products and services, increased costs associated with our online offerings, including traffic acquisition costs, and payments made to Nokia related to joint strategic initiatives.

•	General and administrative expenses increased $400 million or 21%, due mainly to Puerto Rican excise taxes, higher headcount-related expenses, and increased legal costs.

•	Research and development expenses increased $319 million or 7%, due mainly to higher headcount-related expenses.

Headcount-related expenses increased across the company reflecting annual increases in pay and bonuses, changes in our employee compensation program, and a 4% increase in headcount from December 31, 2010. Diluted earnings per share increased reflecting increased net income and the repurchase of 174 million shares during the 12 months ended December 31, 2011.

SEGMENT PRODUCT REVENUE/OPERATING INCOME (LOSS)

The revenue and operating income (loss) amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 17 – Segment Information of the Notes to Financial Statements (Part I, Item I of this Form 10-Q) is presented on a basis consistent with our current internal management reporting. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately. We have recast certain prior period amounts within this MD&A to conform to the way we internally managed and monitored segment performance during the current fiscal year, including moving Forefront Protection for Office, an anti-malware solution, from Server and Tools to the Microsoft Business Division.

Windows & Windows Live Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2011	2010		2011	2010

Revenue	$4,736	$5,056	(6)%	$9,604	$9,843	(2)%
Operating income	$2,850	$3,214	(11)%	$6,101	$6,502	(6)%

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

Three months ended December 31, 2011 compared with three months ended December 31, 2010

Windows Division revenue reflected relative performance in PC market segments. We estimate that sales of PCs to businesses grew approximately 2% and sales of PCs to consumers declined approximately 6%. Excluding a decline in sales of netbooks, we estimate that sales of PCs to consumers grew approximately 2%. Taken together, the total PC market decreased an estimated 2% to 4%, including the impact of supply chain issues from the Thailand floods. Windows Division revenue was also negatively impacted by a reduction in inventory levels within our distribution channels as well as by the effect of higher growth in emerging markets, where average selling prices are lower, relative to developed markets, and by lower recognition of previously deferred Windows XP revenue.

PART I

Item 2

Windows Division operating income decreased primarily because of lower revenue and higher research and development expenses. Research and development expenses increased due mainly to an increase in headcount-related costs and product development costs associated with the next version of the Windows operating system.

Six months ended December 31, 2011 compared with six months ended December 31, 2010

Windows Division revenue reflected relative performance in PC market segments. We estimate that sales of PCs to businesses grew approximately 5% and sales of PCs to consumers declined approximately 2%. Excluding a decline in sales of netbooks, we estimate that sales of PCs to consumers grew approximately 5%. Taken together, the total PC market remained flat. Windows Division revenue was negatively impacted by higher growth in emerging markets, where average selling prices are lower, relative to developed markets, and by lower recognition of previously deferred Windows XP revenue.

Windows Division operating income decreased because of lower revenue and higher operating expenses, primarily research and development expenses associated with the next version of the Windows operating system.

Server and Tools

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2011	2010		2011	2010

Revenue	$4,772	$4,288	11%	$9,022	$8,149	11%
Operating income	$1,996	$1,711	17%	$3,593	$3,248	11%

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

Three months ended December 31, 2011 compared with three months ended December 31, 2010

Server and Tools revenue increased reflecting growth in both product sales and Enterprise Services. Product revenue increased $328 million or 10%, driven primarily by growth in SQL Server, Windows Server, Enterprise CAL Suites, and System Center, reflecting continued adoption of Windows platform applications. Enterprise Services revenue grew in both Premier product support and consulting services.

Server and Tools operating income increased primarily due to revenue growth, offset in part by higher costs of providing products and services.

Six months ended December 31, 2011 compared with six months ended December 31, 2010

Server and Tools revenue increased $873 million or 11%, reflecting growth in SQL Server, Windows Server, Enterprise CAL Suites, System Center, and Enterprise Services. Server and Tools revenue for the six months ended December 31, 2011 included a favorable foreign currency impact of $170 million.

PART I

Item 2

Server and Tools operating income increased due to revenue growth, offset in part by higher costs of providing products and services.

Online Services Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2011	2010		2011	2010

Revenue	$784	$713	10%	$1,425	$1,260	13%
Operating loss	$(458)	$(559)	18%	$(971)	$(1,132)	14%

Online Services Division (“OSD”) develops and markets information and content designed to help people simplify tasks and make more informed decisions online, and that help advertisers connect with audiences. OSD offerings include Bing, MSN, adCenter, and advertiser tools. Bing and MSN generate revenue through the sale of search and display advertising. Search and display advertising accounts for nearly all of OSD’s annual revenue.

Three months ended December 31, 2011 compared with three months ended December 31, 2010

OSD revenue increased primarily as a result of growth in online advertising revenue. Online advertising revenue grew $81 million or 13% to $713 million, reflecting continued growth in search and display advertising revenue, offset in part by decreased third party display advertising revenue. As of December 31, 2011, according to third-party sources, Bing organic U.S. market share grew over 25% from December 31, 2010 to approximately 15%. Bing-powered U.S. market share, including Yahoo! properties, grew over 9% during this same period to approximately 27%.

OSD operating loss decreased due primarily to higher revenue and lower sales and marketing expenses, offset in part by increased cost of revenue.

Six months ended December 31, 2011 compared with six months ended December 31, 2010

OSD revenue increased primarily as a result of growth in online advertising revenue. Online advertising revenue grew $181 million or 16% to $1.3 billion, reflecting continued growth in search and display advertising revenue, offset in part by decreased third party display advertising revenue. As of December 31, 2011, according to third-party sources, Bing organic U.S. market share grew over 25% from December 31, 2010 to approximately 15%. Bing-powered U.S. market share, including Yahoo! properties, grew over 9% during this same period to approximately 27%.

OSD operating loss decreased due primarily to higher revenue and lower sales and marketing expenses, offset in part by increased cost of revenue.

Microsoft Business Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2011	2010		2011	2010

Revenue	$6,279	$6,110	3%	$11,886	$11,312	5%
Operating income	$4,152	$4,087	2%	$7,839	$7,570	4%

PART I

Item 2

Microsoft Business Division (“MBD”) develops and markets software and online services designed to increase personal, team, and organization productivity. MBD offerings include the Microsoft Office system (comprising mainly Office, SharePoint, Exchange, Lync, and Office 365), which generates over 90% of MBD revenue, and Microsoft Dynamics business solutions. We evaluate MBD results based upon the nature of the end user in two primary parts: business revenue, which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue; and consumer revenue, which includes revenue from retail packaged product sales and OEM revenue.

Three months ended December 31, 2011 compared with three months ended December 31, 2010

MBD revenue increased primarily reflecting sales of the 2010 Microsoft Office system. Business revenue increased $420 million or 9%, primarily reflecting growth in multi-year volume licensing revenue, licensing of the 2010 Microsoft Office system to transactional business customers, and an 11% increase in Microsoft Dynamics revenue. Consumer revenue decreased $251 million or 17% due mainly to the recognition of $224 million of revenue in the prior year associated with the Office Deferral. Excluding the impact associated with the Office Deferral, consumer revenue decreased $27 million or 2% due to decreased sales of the 2010 Microsoft Office system.

MBD revenue for the three months ended December 31, 2011 included a favorable foreign currency impact of $131 million.

MBD operating income increased due to revenue growth, offset in part by higher operating expenses. Cost of revenue increased, primarily driven by higher online operation and support costs.

Six months ended December 31, 2011 compared with six months ended December 31, 2010

MBD revenue increased primarily reflecting sales of the 2010 Microsoft Office system. Business revenue increased $742 million or 8%, primarily reflecting growth in multi-year volume licensing revenue, licensing of the 2010 Microsoft Office system to transactional business customers, and a 14% increase in Microsoft Dynamics revenue. Consumer revenue decreased $168 million or 7% due to the recognition of $254 million of revenue in the prior year associated with the Office Deferral. Excluding the impact associated with the Office Deferral, consumer revenue increased $86 million or 4% driven by increased sales of the 2010 Microsoft Office system.

MBD revenue for the six months ended December 31, 2011 included a favorable foreign currency impact of $337 million.

MBD operating income increased due to revenue growth, offset in part by higher operating expenses. Cost of revenue increased, primarily driven by higher online operation and support costs.

Entertainment and Devices Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2011	2010		2011	2010

Revenue	$4,237	$3,698	15%	$6,198	$5,493	13%
Operating income	$528	$666	(21)%	$877	$1,050	(16)%

Entertainment and Devices Division (“EDD”) develops and markets products and services designed to entertain and connect people. EDD offerings include the Xbox 360 entertainment platform (which includes the Xbox 360 gaming and entertainment console, Kinect for Xbox 360, Xbox 360 video games, Xbox LIVE, and Xbox 360 accessories), Mediaroom (our Internet protocol television software), Skype, and Windows Phone, including related patent licensing revenue. In November 2010, we released Kinect for Xbox 360. We acquired Skype on October 13, 2011.

Three months ended December 31, 2011 compared with three months ended December 31, 2010

EDD revenue increased primarily reflecting higher Xbox 360 platform revenue as well as Skype revenue from the date of acquisition. Xbox 360 platform revenue grew $322 million or 9%, led by increased volumes of Xbox 360 consoles sold and

PART I

Item 2

higher Xbox LIVE revenue, offset in part by lower volumes of standalone Kinect sensors sold. We shipped 8.2 million Xbox 360 consoles during the second quarter of fiscal year 2012, compared with 6.3 million Xbox 360 consoles during the second quarter of fiscal year 2011.

EDD operating income decreased reflecting higher operating expenses, offset in part by revenue growth. Cost of revenue grew $461 million or 19% primarily due to higher volumes of Xbox 360 consoles sold, payments made to Nokia related to joint strategic initiatives, Skype cost of revenue, and higher royalty costs resulting from an increase in Xbox LIVE digital marketplace third-party content sold. Research and development expenses increased $101 million or 37%, primarily reflecting higher headcount-related expenses, including Skype headcount. Sales and marketing expenses increased $94 million or 27%, primarily reflecting higher headcount-related expenses, including Skype headcount, and amortization of acquired Skype intangibles.

Six months ended December 31, 2011 compared with six months ended December 31, 2010

EDD revenue increased primarily reflecting higher Xbox 360 platform revenue as well as Skype revenue from the date of acquisition. Xbox 360 platform revenue grew $430 million or 8%, led by increased volumes of Xbox 360 consoles sold and higher Xbox LIVE revenue, offset in part by lower volumes of standalone Kinect sensors sold and decreased video game revenue. We shipped 10.5 million Xbox 360 consoles during the first half of fiscal year 2012, compared with 9.2 million Xbox 360 consoles during the first half of fiscal year 2011. Video game revenue decreased due to strong sales of Halo Reach in the prior year.

EDD operating income decreased reflecting higher operating expenses, offset in part by revenue growth. Cost of revenue grew $633 million or 19% primarily due to higher royalty costs resulting from an increase in Xbox LIVE digital marketplace third-party content sold and sales of Gears of War 3 and due to payments made to Nokia related to joint strategic initiatives. Research and development expenses increased $125 million or 22%, primarily reflecting higher headcount-related expenses, including Skype headcount. Sales and marketing expenses increased $100 million or 19%, primarily reflecting higher headcount-related expenses, including Skype headcount, and amortization of acquired Skype intangibles.

Corporate-Level Activity

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2011	2010		2011	2010

Corporate-level activity	$(1,074)	$(954)	(13)%	$(2,242)	$(1,957)	(15)%

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; and legal settlements and contingencies.

Corporate-level expenses increased due mainly to Puerto Rican excise taxes, higher headcount-related expenses, and increased legal costs.

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2011	2010		2011	2010

Cost of revenue	$5,638	$4,833	17%	$9,415	$7,972	18%
As a percent of revenue	27%	24%	3ppt	25%	22%	3ppt

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

PART I

Item 2

Cost of revenue increased reflecting higher headcount-related costs, increased traffic acquisition costs, including payments made to Nokia related to joint strategic initiatives, higher Xbox 360 entertainment platform royalty costs, and higher volumes of Xbox 360 consoles sold. Headcount-related expenses increased 19% and 22% for the three and six months ended December 31, 2011, respectively, primarily related to increased Enterprise Services headcount.

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2011	2010		2011	2010

Research and development	$2,371	$2,185	9%	$4,700	$4,381	7%
As a percent of revenue	11%	11%	0ppt	12%	12%	0ppt

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

Research and development expenses increased, primarily reflecting a 9% increase in headcount-related expenses during the three and six months ended December 31, 2011.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2011	2010		2011	2010

Sales and marketing	$3,762	$3,825	(2)%	$6,662	$6,631	1%
As a percent of revenue	18%	19%	(1)ppt	17%	18%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

For the three months ended December 31, 2011, sales and marketing expenses decreased primarily due to decreased marketing spend. For the six months ended December 31, 2011, sales and marketing expenses increased primarily reflecting a 7% increase in headcount-related expenses, offset in part by decreased marketing spend.

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2011	2010		2011	2010

General and administrative	$1,120	$945	19%	$2,283	$1,883	21%
As a percent of revenue	5%	5%	0ppt	6%	5%	1ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

General and administrative expenses increased primarily due to Puerto Rican excise taxes, higher headcount-related expenses, and increased legal costs. Headcount-related expenses increased 15% and 12% for the three and six months ended December 31, 2011, respectively.

PART I

Item 2

OTHER INCOME AND INCOME TAXES

Other Income

The components of other income were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2011	2010	2011	2010

Dividends and interest income	$182	$205	$393	$415
Interest expense	(95)	(72)	(189)	(117)
Net recognized gains on investments	315	118	318	152
Net gains (losses) on derivatives	(203)	108	(176)	103
Net losses on foreign currency remeasurements	(4)	(27)	(44)	(69)
Other	50	0	46	(38)

Total	$245	$332	$348	$446

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

Dividends and interest income decreased slightly due to lower yields on our fixed-income investments, offset in part by higher average portfolio investment balances. Interest expense increased due to our increased issuance of debt. Net recognized gains on investments increased due primarily to higher gains on sales of equity securities, offset in part due to higher other-than-temporary impairments. Other-than-temporary impairments were $107 million and $152 million during the three and six months ended December 31, 2011, respectively, compared to $18 million and $27 million during the three and six months ended December 31, 2010. Net losses on derivatives increased for the three months ended December 31, 2011 due primarily to higher losses on currency contracts used to hedge foreign currency revenue, higher losses on equity derivatives, and lower gains on commodity derivatives. Net losses on derivatives also increased for the six months ended December 31, 2011 due primarily to losses on commodity and equity derivatives in the current period as compared to gains in the comparable period. Changes in foreign currency remeasurements were primarily due to currency movements net of our hedging activities.

Income Taxes

Our effective tax rates were approximately 20% and 22% for the three months ended December 31, 2011 and 2010, respectively, and 20% and 23% for the six months ended December 31, 2011 and 2010, respectively. Our effective tax rate was lower than the U.S. federal statutory rate and our prior year effective rates primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which are subject to lower income tax rates.

Changes in the mix of income before income taxes between the U.S. and foreign countries resulted primarily from changes in the geographic distribution of and changes in consumer demand for our products and services. As discussed above, Windows Division operating income declined $401 million for the six months ended December 31, 2011, while MBD and Server and Tools operating income increased $269 million and $345 million, respectively, during this same period. We supply Windows, our primary Windows Division product, to customers through our U.S. regional operating center, while we supply the Microsoft Office System, our primary MBD product, and our Server and Tools products to customers through our foreign regional operations centers.

Tax contingencies and other tax liabilities were $7.7 billion and $7.4 billion as of December 31, 2011 and June 30, 2011, respectively, and are included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. During the fourth quarter of fiscal year 2011, the I.R.S. completed its examination and issued a Revenue Agent’s Report (“RAR”) for the remaining unresolved items. We do not agree with the adjustments in the RAR, and we have filed a protest to initiate the

PART I

Item 2

administrative appeals process. The proposed adjustments are primarily related to transfer pricing and could have a significant impact on our financial statements if not resolved favorably; however, we believe our existing reserves are adequate. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the appeals process will be concluded within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2011.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $51.7 billion as of December 31, 2011, compared with $52.8 billion as of June 30, 2011. Equity and other investments were $7.6 billion as of December 31, 2011 compared to $10.9 billion as of June 30, 2011. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities. While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of December 31, 2011 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. Our gross exposures to our customers and investments in Portugal, Italy, Ireland, Greece, and Spain are individually and collectively not material.

Of the cash, cash equivalents, and short-term investments at December 31, 2011, approximately $46 billion was held by our foreign subsidiaries and were subject to material repatriation tax effects. The amount of cash and investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was approximately $410 million. As of December 31, 2011, approximately 65% of the short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 16% were invested in corporate notes and bonds of U.S. companies, and 4% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $849 million as of December 31, 2011. Our average and maximum securities lending payable balances for the three months ended December 31, 2011 were $1.3 billion and $1.4 billion, respectively. Our average and maximum securities lending payable balances for the six months ended December 31, 2011 were $1.2 billion and $1.4 billion, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

PART I

Item 2

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

Cash Flows

Cash flows from operations increased $2.0 billion to $14.4 billion for the six months ended December 31, 2011 due mainly to increased revenue and cash collections. Cash used in financing decreased $2.0 billion to $5.4 billion due mainly to a $6.5 billion decrease in cash used for common stock repurchases, offset in part by a $3.7 billion net decrease in proceeds from issuances of debt. Cash used in investing increased $1.4 billion to $7.9 billion due mainly to a $9.4 billion increase in acquisitions of businesses and purchases of intangible assets and a $1.5 billion decrease in cash from securities lending activities, partially offset by a $9.5 billion increase in cash provided by net purchases, maturities, and sales of investments.

Debt

We issued debt in prior periods to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were used to partially fund discretionary business acquisitions and share repurchases.

As of December 31, 2011, the total carrying value and estimated fair value of our long-term debt, including convertible debt, were $11.9 billion and $13.1 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $12.1 billion, respectively, as of June 30, 2011. The estimated fair value is based on quoted prices for our publicly-traded debt as of December 31, 2011 and June 30, 2011, as applicable.

The components of long-term debt, the associated interest rates, and the semi-annual interest record and payment dates were as follows as of December 31, 2011:

Due Date	Face Value		Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions	)

Notes

September 27, 2013	$1,000		0.875%	1.000%	March 15	March 27	September 15	September 27
June 1, 2014	2,000		2.950%	3.049%	May 15	June 1	November 15	December 1
September 25, 2015	1,750		1.625%	1.795%	March 15	March 25	September 15	September 25
February 8, 2016	750		2.500%	2.642%	February 1	February 8	August 1	August 8
June 1, 2019	1,000		4.200%	4.379%	May 15	June 1	November 15	December 1
October 1, 2020	1,000		3.000%	3.137%	March 15	April 1	September 15	October 1
February 8, 2021	500		4.000%	4.082%	February 1	February 8	August 1	August 8
June 1, 2039	750		5.200%	5.240%	May 15	June 1	November 15	December 1
October 1, 2040	1,000		4.500%	4.567%	March 15	April 1	September 15	October 1
February 8, 2041	1,000		5.300%	5.361%	February 1	February 8	August 1	August 8

Total	10,750

Convertible Debt

June 15, 2013	1,250		0.000%	1.849%
Total unamortized discount	(68)

Total	$11,932

PART I

Item 2

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. As of December 31, 2011, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $28 million.

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

Unearned Revenue

Unearned revenue at December 31, 2011 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at December 31, 2011 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions and prepaid points; Microsoft Dynamics business solutions products; Skype prepaid credit and subscriptions; OEM minimum commitments; unspecified upgrades/enhancements of Windows Phone and of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of December 31, 2011:

(In millions)

Three Months Ending,

March 31, 2012	$6,236
June 30, 2012	4,380
September 30, 2012	2,229
December 31, 2012	1,140
Thereafter	1,349

Total	$15,334

PART I

Item 2

Share Repurchases

During the three and six months ended December 31, 2011, we repurchased approximately 39 million and 78 million shares of Microsoft common stock for $1.0 billion and $2.0 billion, respectively, under the repurchase plan we announced on September 22, 2008. All repurchases were made using cash resources. As of December 31, 2011, approximately $10.2 billion remained of the $40.0 billion approved repurchase amount. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2012

September 20, 2011	$0.20	November 17, 2011	$1,683	December 8, 2011
December 14, 2011	$0.20	February 16, 2012	$1,676	March 8, 2012

Fiscal Year 2011

September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010
December 15, 2010	$0.16	February 17, 2011	$1,349	March 10, 2011

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

Recent Accounting Guidance Not Yet Adopted

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In September 2011, the FASB issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. The new guidance will be effective for us beginning July 1, 2012.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. In December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments. The new guidance will be effective for us beginning July 1, 2012 and will have financial statement presentation changes only.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Among our reporting units, the fair value of OSD has been the closest to its carrying value and is most sensitive to changes in assumptions. As of the date of our most recent goodwill impairment test, May 1, 2011, OSD’s fair value exceeded its carrying value by 21%. The carrying value of OSD’s goodwill was $6.4 billion as of December 31, 2011.

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

The following table sets forth the one-day VaR for substantially all of our positions as of December 31, 2011 and June 30, 2011 and for the three months ended December 31, 2011:

(In millions)

	December 31, 2011	June 30, 2011	Three Months Ended December 31, 2011

Risk Categories			Average	High	Low

Foreign currency	$ 159	$86	$181	$215	$131
Interest rate	$ 59	$58	$63	$66	$58
Equity	$ 157	$212	$170	$193	$150
Commodity	$ 17	$28	$20	$23	$16

Total one-day VaR for the combined risk categories was $298 million at December 31, 2011 and $290 million at June 30, 2011. The total VaR is 24% less at December 31, 2011, and 25% less at June 30, 2011, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 – Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding certain legal proceedings in which we are involved.

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

PART II

Item 1A

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

•

maintaining the utility, compatibility, and performance of our cloud-based services on the growing array of computing devices, including PCs, smartphones, handheld computers, netbooks, tablets, and television-related devices;

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

We derive substantial revenue from licenses of Windows operating systems on personal computers. The proliferation of alternative devices and form factors creates challenges from competing software platforms. It is uncertain to what extent alternative devices will increase the number of computing devices that users own, or will substitute for users’ personal computer purchases. Alternative devices also run operating systems and applications developed by our competitors. These factors could impact our revenue and operating margins.

We face intense competition.    We continue to experience intense competition across all markets for our products and services. Our competitors range in size from Fortune 100 companies to small, specialized single-product businesses and open source community-based projects. Although we believe the breadth of our businesses and portfolio of products and services is a competitive advantage, our competitors that are focused on narrower product lines may be more effective in devoting technical, marketing, and financial resources to compete with us. In addition, barriers to entry in our businesses generally are low and products, once developed, can be distributed broadly and quickly at relatively low cost. Open source software vendors are devoting considerable efforts to developing software that mimics the features and functionality of our products, in some cases in violation of our intellectual property rights or on the basis of technical specifications for Microsoft technologies that we make available at little or no cost in connection with our interoperability initiatives. In response to competition, we continue to develop versions of our products with basic functionality that are sold at lower prices than the standard versions. These competitive pressures may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives, resulting in lower revenue, gross margins, and operating income.

PART II

Item 1A

We may not be able to adequately protect our intellectual property rights.    Protecting our global intellectual property rights and combating unlicensed copying and use of software and other intellectual property is difficult. While piracy adversely affects U.S. revenue, the impact on revenue from outside the U.S. is more significant, particularly in countries where laws are less protective of intellectual property rights. As a result, our revenue in these markets may grow slower than the underlying PC market. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Throughout the world, we actively educate consumers about the benefits of licensing genuine products and obtaining indemnification benefits for intellectual property risks, and we educate lawmakers about the advantages of a business climate where intellectual property rights are protected. However, continued educational and enforcement efforts may fail to enhance revenue. Reductions in the legal protection for software intellectual property rights could adversely affect revenue.

Third parties may claim we infringe their intellectual property rights.    From time to time, we receive notices from others claiming we infringe their intellectual property rights. Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible the number of these claims may grow. To resolve these claims we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products, or pay damages to satisfy indemnification commitments with our customers. Such agreements may cause operating margins to decline. We have made and expect to continue making significant expenditures to settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

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

Our products and online services offerings, including new technologies we develop or acquire such as Skype, are subject to government regulation in some jurisdictions, including in areas of user privacy, telecommunications, data protection, and online content. The application of these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally these laws and governments’ approach to their enforcement, as well as our products and services, are continuing to evolve. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in penalties being imposed on us or orders that we stop the alleged noncompliant activity.

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

PART II

Item 1A

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

We operate a global business that exposes us to additional risks.    We operate in over 100 countries and a significant part of our revenue comes from international sales. Pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the U.S. and other countries. Operations outside the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments by our employees, vendors, or agents. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor, or economic conditions in a specific country or region, such as current uncertainties relating to European sovereign and other debt, and difficulties in staffing and managing foreign operations, may also adversely affect our operations or financial results. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenue.

PART II

Item 1A, 2

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

Acquisitions, joint ventures and strategic alliances may have an adverse effect on our business.    We expect to continue making acquisitions or entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we don’t realize a satisfactory return on our investment, or that we experience difficulty integrating new employees, business systems, and technology, or diversion of management’s attention from our other businesses. Our recent acquisition of Skype, for example, provides opportunities to enhance our existing products. The success of our integration of Skype will depend in part on our ability to create innovative and compelling experiences that distinguish us from our competitors in both consumer and business markets. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or market share, or those benefits may ultimately be smaller than anticipated, or may not be realized. These events could harm our operating results or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

October 1, 2011 – October 31, 2011	0	$ 0	0	$ 11,221
November 1, 2011 – November 30, 2011	16,262,981	$ 25.19	16,262,981	$ 10,811
December 1, 2011 – December 31, 2011	23,116,971	$ 25.53	23,116,971	$ 10,221

	39,379,952		39,379,952

During the second quarter of fiscal year 2012, we repurchased 39.4 million shares of Microsoft common stock for $1.0 billion using cash resources. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of December 31, 2011, approximately $10.2 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

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

January 19, 2012