Form 10-Q/A
period 2011-12-31
MICROSOFT CORP
filed 2012-01-27
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q/A

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

PURPOSE OF AMENDMENT

Microsoft is filing this Amendment No. 1 (the “Form 10-Q/A”) to our Quarterly Report on Form 10-Q for the quarter ended December 31, 2011 that we filed with the Securities and Exchange Commission (“SEC”) on January 19, 2012 (the “Form 10-Q”), for the sole purpose of filing the Interactive Data File as Exhibit 101. The attached Exhibit 101 was submitted for filing with our original 10-Q but was not accepted by the EDGAR filing system, due to technical issues at the SEC.

No other changes have been made to the Form 10-Q. This Form 10-Q/A continues to speak as of the original filing date of the Form 10-Q, does not reflect events that may have occurred subsequent to the original filing date, and does not modify or update any related disclosures made in the Form 10-Q.

ITEM 6. EXHIBITS

31.1*	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2*	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Previously filed as exhibit to Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

**	Previously furnished as exhibit to Quarterly Report on Form 10-Q for the quarter ended December 31, 2011.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Duly Authorized Officer)

January 27, 2012

2