Form 10-Q
period 2012-03-31
MICROSOFT CORP
filed 2012-04-19
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2012

Common Stock, $0.00000625 par value per share	8,400,866,103 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2012

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Revenue	$17,407	$16,428	$55,664	$52,576
Operating expenses:
Cost of revenue	3,952	3,897	13,367	11,869
Research and development	2,517	2,269	7,217	6,650
Sales and marketing	3,414	3,393	10,076	10,024
General and administrative	1,150	1,160	3,433	3,043

Total operating expenses	11,033	10,719	34,093	31,586

Operating income	6,374	5,709	21,571	20,990
Other income (expense)	(11)	316	337	762

Income before income taxes	6,363	6,025	21,908	21,752
Provision for income taxes	1,255	793	4,438	4,476

Net income	$5,108	$5,232	$17,470	$17,276

Earnings per share:
Basic	$0.61	$0.62	$2.08	$2.03
Diluted	$0.60	$0.61	$2.05	$2.01

Weighted average shares outstanding:
Basic	8,401	8,420	8,398	8,511
Diluted	8,498	8,510	8,502	8,609

Cash dividends declared per common share	$0.20	$0.16	$0.60	$0.48

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

March 31, 2012		June 30, 2011	(1)
Assets
Current assets:
Cash and cash equivalents	$6,388	$9,610
Short-term investments (including securities loaned of $1,181 and $1,181)	53,141	43,162

Total cash, cash equivalents, and short-term investments	59,529	52,772
Accounts receivable, net of allowance for doubtful accounts of $322 and $333	10,961	14,987
Inventories	1,412	1,372
Deferred income taxes	2,350	2,467
Other	2,608	3,320

Total current assets	76,860	74,918
Property and equipment, net of accumulated depreciation of $10,952 and $9,829	8,225	8,162
Equity and other investments	9,068	10,865
Goodwill	19,698	12,581
Intangible assets, net	2,756	744
Other long-term assets	1,403	1,434

Total assets	$118,010	$108,704

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,790	$4,197
Accrued compensation	3,272	3,575
Income taxes	958	580
Short-term unearned revenue	13,929	15,722
Securities lending payable	1,210	1,208
Other	3,011	3,492

Total current liabilities	26,170	28,774
Long-term debt	11,938	11,921
Long-term unearned revenue	1,262	1,398
Deferred income taxes	1,456	1,456
Other long-term liabilities	8,525	8,072

Total liabilities	49,351	51,621

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,400 and 8,376	65,273	63,415
Retained earnings (deficit), including accumulated other comprehensive income of $1,332 and $1,863	3,386	(6,332)

Total stockholders’ equity	68,659	57,083

Total liabilities and stockholders’ equity	$118,010	$108,704

(1)	Derived from audited financial statements.

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Operations
Net income	$5,108	$5,232	$17,470	$17,276
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	766	720	2,170	2,077
Stock-based compensation expense	591	541	1,724	1,622
Net recognized losses (gains) on investments and derivatives	68	(122)	(74)	(377)
Excess tax benefits from stock-based compensation	(10)	(5)	(84)	(14)
Deferred income taxes	(134)	(59)	282	(324)
Deferral of unearned revenue	8,142	6,616	21,825	19,331
Recognition of unearned revenue	(8,283)	(7,026)	(23,993)	(21,189)
Changes in operating assets and liabilities:
Accounts receivable	2,770	3,031	3,851	3,435
Inventories	(50)	(170)	(79)	(258)
Other current assets	73	(618)	938	(487)
Other long-term assets	9	(8)	(36)	172
Accounts payable	(114)	(51)	(380)	(235)
Other current liabilities	492	237	(107)	(1,174)
Other long-term liabilities	166	354	442	1,197

Net cash from operations	9,594	8,672	23,949	21,052

Financing
Short-term debt repayments, maturities of 90 days or less, net	0	0	0	(186)
Proceeds from issuance of debt, maturities longer than 90 days	0	2,239	0	6,960
Repayments of debt, maturities longer than 90 days	0	0	0	(814)
Common stock issued	1,091	1,405	1,635	2,242
Common stock repurchased	(1,023)	(848)	(3,999)	(10,299)
Common stock cash dividends paid	(1,683)	(1,349)	(4,707)	(3,830)
Excess tax benefits from stock-based compensation	10	5	84	14
Other	0	(15)	0	(40)

Net cash from (used in) financing	(1,605)	1,437	(6,987)	(5,953)

Investing
Additions to property and equipment	(749)	(658)	(1,683)	(1,713)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(84)	0	(9,586)	(69)
Purchases of investments	(23,951)	(14,394)	(45,297)	(27,707)
Maturities of investments	4,236	2,286	13,122	4,992
Sales of investments	7,946	5,738	23,317	9,768
Securities lending payable	361	(111)	3	1,063

Net cash used in investing	(12,241)	(7,139)	(20,124)	(13,666)

Effect of exchange rates on cash and cash equivalents	30	28	(60)	83

Net change in cash and cash equivalents	(4,222)	2,998	(3,222)	1,516
Cash and cash equivalents, beginning of period	10,610	4,023	9,610	5,505

Cash and cash equivalents, end of period	$6,388	$7,021	$6,388	$7,021

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Common stock and paid-in capital
Balance, beginning of period	$63,902	$61,646	$63,415	$62,856
Common stock issued	1,091	1,405	1,635	2,242
Common stock repurchased	(262)	(240)	(1,426)	(3,220)
Stock-based compensation expense	591	541	1,724	1,622
Stock-based compensation income tax deficiencies	(50)	(118)	(79)	(266)
Other, net	1	0	4	0

Balance, end of period	65,273	63,234	65,273	63,234

Retained earnings (deficit)
Balance, beginning of period	219	(13,165)	(6,332)	(16,681)
Net income	5,108	5,232	17,470	17,276
Other comprehensive income:
Net unrealized gains (losses) on derivatives	(44)	(70)	192	(656)
Net unrealized gains (losses) on investments	474	83	(551)	1,099
Translation adjustments and other	76	99	(172)	311

Comprehensive income	5,614	5,344	16,939	18,030
Common stock cash dividends	(1,686)	(1,353)	(5,046)	(4,052)
Common stock repurchased	(761)	(608)	(2,175)	(7,079)

Balance, end of period	3,386	(9,782)	3,386	(9,782)

Total stockholders’ equity	$68,659	$53,452	$68,659	$53,452

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

On January 1, 2012, we adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on our financial statements.

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

PART I

Item 1

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

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This portion of the guidance will be effective for us beginning July 1, 2012 and will require financial statement presentation changes only. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments.

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

(In millions, except earnings per share)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Net income available for common shareholders (A)	$5,108	$5,232	$17,470	$17,276

Weighted average outstanding shares of common stock (B)	8,401	8,420	8,398	8,511
Dilutive effect of stock-based awards	97	90	104	98

Common stock and common stock equivalents (C)	8,498	8,510	8,502	8,609

Earnings Per Share:
Basic (A/B)	$0.61	$0.62	$2.08	$2.03
Diluted (A/C)	$0.60	$0.61	$2.05	$2.01

We excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Shares excluded from calculations of diluted EPS	0	18	1	22

The decrease in anti-dilutive shares from the comparable period was due to the decrease in employee stock options outstanding and higher average share prices.

In June 2010, we issued $1.25 billion of zero-coupon debt securities that are convertible into shares of our common stock if certain conditions are met. As of March 31, 2012, none of these securities had met price or other conditions that would make them eligible for issuance and therefore were excluded from the calculation of both the basic and diluted EPS. See Note 11 – Debt for additional information.

PART I

Item 1

NOTE 3    OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Dividends and interest income	$180	$216	$573	$631
Interest expense	(95)	(84)	(284)	(201)
Net recognized gains on investments	34	187	352	339
Net gains (losses) on derivatives	(102)	(65)	(278)	38
Net gains (losses) on foreign currency remeasurements	(8)	55	(52)	(14)
Other	(20)	7	26	(31)

Total	$(11)	$316	$337	$762

Following are details of net recognized gains on investments during the periods reported:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Other-than-temporary impairments of investments	$(82)	$(15)	$(234)	$(42)
Realized gains from sales of available-for-sale securities	232	244	1,075	559
Realized losses from sales of available-for-sale securities	(116)	(42)	(489)	(178)

Total	$34	$187	$352	$339

NOTE 4    INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

March 31, 2012

Cash	$2,080	$0	$0	$2,080	$2,080	$0	$0
Mutual funds	667	0	0	667	667	0	0
Commercial paper	329	0	0	329	29	300	0
Certificates of deposit	715	0	0	715	222	493	0
U.S. government and agency securities	43,803	118	(19)	43,902	965	42,937	0
Foreign government bonds	992	19	(21)	990	0	990	0
Mortgage-backed securities	1,757	106	(2)	1,861	0	1,861	0
Corporate notes and bonds	8,377	218	(9)	8,586	2,425	6,161	0
Municipal securities	350	46	(1)	395	0	395	0
Common and preferred stock	6,579	1,724	(195)	8,108	0	0	8,108
Other investments	964	0	0	964	0	4	960

Total	$66,613	$2,231	$(247)	$68,597	$6,388	$53,141	$9,068

PART I

Item 1

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2011

Cash	$1,648	$0	$0	$1,648	$1,648	$0	$0
Mutual funds	1,752	0	0	1,752	1,752	0	0
Commercial paper	639	0	0	639	414	225	0
Certificates of deposit	598	0	0	598	372	226	0
U.S. government and agency securities	33,607	162	(7)	33,762	2,049	31,713	0
Foreign government bonds	658	11	(2)	667	0	667	0
Mortgage-backed securities	2,307	121	(4)	2,424	0	2,424	0
Corporate notes and bonds	10,575	260	(11)	10,824	3,375	7,449	0
Municipal securities	441	15	(2)	454	0	454	0
Common and preferred stock	7,925	2,483	(193)	10,215	0	0	10,215
Other investments	654	0	0	654	0	4	650

Total	$60,804	$3,052	$(219)	$63,637	$9,610	$43,162	$10,865

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2012

U.S. government and agency securities	$992	$(19)	$0	$0	$992	$(19)
Foreign government bonds	328	(21)	0	0	328	(21)
Mortgage-backed securities	0	0	51	(2)	51	(2)
Corporate notes and bonds	582	(8)	23	(1)	605	(9)
Municipal securities	37	(1)	0	0	37	(1)
Common and preferred stock	1,572	(172)	140	(23)	1,712	(195)

Total	$3,511	$(221)	$214	$(26)	$3,725	$(247)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2011

U.S. government and agency securities	$484	$(7)	$0	$0	$484	$(7)
Foreign government bonds	365	(2)	0	0	365	(2)
Mortgage-backed securities	63	(3)	14	(1)	77	(4)
Corporate notes and bonds	750	(10)	25	(1)	775	(11)
Municipal securities	79	(2)	0	0	79	(2)
Common and preferred stock	1,377	(146)	206	(47)	1,583	(193)

Total	$3,118	$(170)	$245	$(49)	$3,363	$(219)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2012.

PART I

Item 1

At March 31, 2012 and June 30, 2011, the recorded bases of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $444 million and $334 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not possible for us to reliably estimate the fair value of these investments.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

March 31, 2012

Due in one year or less	$22,282	$22,335
Due after one year through five years	28,547	28,661
Due after five years through 10 years	3,139	3,289
Due after 10 years	2,355	2,493

Total	$56,323	$56,778

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of March 31, 2012 and June 30, 2011, the total notional amounts of these foreign exchange contracts sold were $7.8 billion and $10.6 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of March 31, 2012 and June 30, 2011, the total notional amounts of these foreign exchange contracts sold were $543 million and $572 million, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of March 31, 2012, the total notional amounts of these foreign exchange contracts purchased and sold were $3.1 billion and $3.9 billion, respectively. As of June 30, 2011, the total notional amounts of these foreign exchange contracts purchased and sold were $4.3 billion and $7.1 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of March 31, 2012, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.2 billion and $1.0 billion, respectively. As of June 30, 2011, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.1 billion and $860 million, respectively.

PART I

Item 1

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of March 31, 2012, the total notional amounts of fixed-interest rate contracts purchased and sold were $2.6 billion and $1.0 billion, respectively. As of June 30, 2011, the total notional amounts of fixed-interest rate contracts purchased and sold were $2.3 billion and $697 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of March 31, 2012 and June 30, 2011, the total notional derivative amount of mortgage contracts purchased were $1.1 billion and $868 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of March 31, 2012, the total notional amounts of credit contracts purchased and sold were $260 million and $323 million, respectively. As of June 30, 2011, the total notional amounts of credit contracts purchased and sold were $532 million and $281 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap, futures and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of March 31, 2012, the total notional amounts of commodity contracts purchased and sold were $1.5 billion and $440 million, respectively. As of June 30, 2011, the total notional amounts of commodity contracts purchased and sold were $1.9 billion and $502 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2012, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

PART I

Item 1

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

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

March 31, 2012

Assets
Non-designated hedge derivatives:
Short-term investments	$20	$149	$16	$19	$1	$205
Other current assets	42	0	0	0	0	42

Total	$62	$149	$16	$19	$1	$247
Designated hedge derivatives:
Short-term investments	$4	$0	$0	$0	$0	$4
Other current assets	136	0	0	0	0	136

Total	$140	$0	$0	$0	$0	$140

Total assets	$202	$149	$16	$19	$1	$387

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(39)	$(14)	$(3)	$(13)	$(1)	$(70)
Designated hedge derivatives:
Other current liabilities	$(16)	$0	$0	$0	$0	$(16)

Total liabilities	$(55)	$(14)	$(3)	$(13)	$(1)	$(86)

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2011

Assets
Non-designated hedge derivatives:
Short-term investments	$14	$179	$0	$17	$4	$214
Other current assets	73	0	0	0	0	73

Total	$87	$179	$0	$17	$4	$287
Designated hedge derivatives:
Short-term investments	$6	$0	$0	$0	$0	$6
Other current assets	123	0	0	0	0	123

Total	$129	$0	$0	$0	$0	$129

Total assets	$216	$179	$0	$17	$4	$416

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(91)	$(12)	$(9)	$(19)	$(4)	$(135)
Designated hedge derivatives:
Other current liabilities	$(128)	$0	$0	$0	$0	$(128)

Total liabilities	$(219)	$(12)	$(9)	$(19)	$(4)	$(263)

PART I

Item 1

See also Note 4—Investments and Note 6—Fair Value Measurements.

Fair-Value Hedge Gains (Losses)

We recognized in other income the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Foreign Exchange Contracts
Derivatives	$(12)	$(28)	$36	$(78)
Hedged items	11	26	(37)	74

Total	$(1)	$(2)	$(1)	$(4)

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Effective Portion
Gain (loss) recognized in OCI, net of tax effect of $(28) and $(48) for the three months ended March 31, 2012 and 2011, and $74 and $(315) for the nine months ended March 31, 2012 and 2011	$(52)	$(90)	$138	$(587)
Gain (loss) reclassified from OCI into revenue	(12)	(30)	(82)	109
Amount Excluded from Effectiveness Assessment and Ineffective Portion
Loss recognized in other income (expense)	(107)	(123)	(172)	(226)

We estimate that $46 million of net derivative gains included in OCI at March 31, 2012 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended March 31, 2012.

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

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Foreign exchange contracts	$(44)	$51	$(109)	$(34)
Equity contracts	5	8	(63)	39
Interest-rate contracts	21	8	79	20
Credit contracts	(6)	(3)	(13)	25
Commodity contracts	(1)	48	(89)	206

Total	$(25)	$112	$(195)	$256

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

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting(a)	Net Fair Value

March 31, 2012

Assets
Mutual funds	$667	$0	$0	$667	$0	$667
Commercial paper	0	329	0	329	0	329
Certificates of deposit	0	715	0	715	0	715
U.S. government and agency securities	37,226	6,666	0	43,892	0	43,892
Foreign government bonds	10	979	0	989	0	989
Mortgage-backed securities	0	1,865	0	1,865	0	1,865
Corporate notes and bonds	0	8,418	9	8,427	0	8,427
Municipal securities	0	395	0	395	0	395
Common and preferred stock	7,603	56	5	7,664	0	7,664
Derivatives	12	375	0	387	(78)	309

Total	$45,518	$19,798	$14	$65,330	$(78)	$65,252

Liabilities
Derivatives and other	$4	$82	$0	$86	$(76)	$10

PART I

Item 1

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting(a)	Net Fair Value

June 30, 2011

Assets
Mutual funds	$1,752	$0	$0	$1,752	$0	$1,752
Commercial paper	0	639	0	639	0	639
Certificates of deposit	0	598	0	598	0	598
U.S. government and agency securities	23,591	10,175	0	33,766	0	33,766
Foreign government bonds	303	367	0	670	0	670
Mortgage-backed securities	0	2,428	0	2,428	0	2,428
Corporate notes and bonds	0	10,600	58	10,658	0	10,658
Municipal securities	0	454	0	454	0	454
Common and preferred stock	9,821	55	5	9,881	0	9,881
Derivatives	8	388	20	416	(204)	212

Total	$35,475	$25,704	$83	$61,262	$(204)	$61,058

Liabilities
Derivatives and other	$109	$257	$0	$366	$(203)	$163

(a)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

The following table reconciles the total Net Fair Value of assets above to the balance sheet presentation of these same assets in Note 4 – Investments.

(In millions)

	March 31, 2012	June 30, 2011

Net fair value of assets measured at fair value on a recurring basis	$65,252	$61,058
Cash	2,080	1,648
Common and preferred stock measured at fair value on a nonrecurring basis	444	334
Other investments measured at fair value on a nonrecurring basis	960	650
Less derivative assets classified as other current assets	(140)	(54)
Other	1	1

Recorded basis of investment components	$68,597	$63,637

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in OCI.

PART I

Item 1

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three and Nine Months Ended March 31, 2012

Balance as of June 30, 2011	$58	$5	$20	$83
Total realized and unrealized gains (losses):
Included in other income (expense)	0	0	(2)	(2)
Included in other comprehensive income	(21)	0	0	(21)

Balance as of September 30, 2011	$37	$5	$18	$60
Total realized and unrealized gains (losses):
Included in other income (expense)	0	0	(3)	(3)
Included in other comprehensive income	0	0	0	0
Conversions of Level 3 instruments to Level 1 instruments	(28)	0	(15)	(43)

Balance as of December 31, 2011	$9	$5	$0	$14
Total realized and unrealized gains (losses):
Included in other income (expense)	0	0	0	0
Included in other comprehensive income	0	0	0	0

Balance as of March 31, 2012	$9	$5	$0	$14

Change in unrealized gains (losses) included in other income (expense) for the three months ended March 31, 2012 related to assets held as of March 31, 2012	$0	$0	$0	$0
Change in unrealized gains (losses) included in other income (expense) for the nine months ended March 31, 2012 related to assets held as of March 31, 2012	$0	$0	$0	$0

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three and Nine Months Ended March 31, 2011

Balance as of June 30, 2010	$167	$5	$9	$181
Total realized and unrealized gains (losses):
Included in other income (expense)	2	0	7	9
Included in other comprehensive income	(2)	0	0	(2)

Balance as of September 30, 2010	$167	$5	$16	$188
Total realized and unrealized gains (losses):
Included in other income (expense)	2	0	(1)	1
Included in other comprehensive income	2	0	0	2

Balance as of December 31, 2010	$171	$5	$15	$191
Total realized and unrealized gains (losses):
Included in other income (expense)	34	0	(1)	33
Included in other comprehensive income	(55)	0	0	(55)
Purchases, issuances and settlements	(85)	0	0	(85)

Balance as of March 31, 2011	$65	$5	$14	$84

Change in unrealized gains (losses) included in other income (expense) for the three months ended March 31, 2011 related to assets held as of March 31, 2011	$1	$0	$(1)	$0
Change in unrealized gains (losses) included in other income (expense) for the nine months ended March 31, 2011 related to assets held as of March 31, 2011	$5	$0	$5	$10

PART I

Item 1

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended March 31, 2012 and 2011, we did not record any other-than-temporary impairments on those financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7    INVENTORIES

The components of inventories were as follows:

(In millions)

	March 31, 2012	June 30, 2011

Raw materials	$233	$232
Work in process	73	56
Finished goods	1,106	1,084

Total	$1,412	$1,372

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

During the first nine months of fiscal year 2012, we completed an additional three acquisitions for total consideration of $83 million, substantially all of which was paid in cash.

Pro forma results of operations have not been presented because the effects of the business combinations described in this Note, individually and in aggregate, were not material to our consolidated results of operations.

NOTE 9    GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	Balance as of December 31, 2011	Acquisitions	Other	Balance as of March 31, 2012

Windows & Windows Live Division	$89	$0	$0	$89
Server and Tools	1,144	0	0	1,144
Online Services Division	6,427	0	(11)	6,416
Microsoft Business Division	6,927	0	36	6,963
Entertainment and Devices Division	5,083	0	3	5,086

Total	$19,670	$0	$28	$19,698

PART I

Item 1

(In millions)	Balance as of June 30, 2011	Acquisitions	Other	Balance as of March 31, 2012

Windows & Windows Live Division	$89	$0	$0	$89
Server and Tools	1,139	7	(2)	1,144
Online Services Division	6,373	54	(11)	6,416
Microsoft Business Division	4,167	2,843	(47)	6,963
Entertainment and Devices Division	813	4,272	1	5,086

Total	$12,581	$7,176	$(59)	$19,698

We do not expect any of the amounts recorded as goodwill to be deductible for tax purposes. The measurement period for purchase price allocations ends as soon as information on the facts and circumstances becomes available, but will not exceed 12 months. Adjustments in the purchase price allocation may require a recasting of the amounts allocated to goodwill retroactive to the period in which the acquisition occurred. Any change in the goodwill amounts resulting from foreign currency translations are presented as “other” in the above table. Also included within “other” are business dispositions and transfers between business segments due to reorganizations, as applicable.

NOTE 10    INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

March 31, 2012				June 30, 2011

Technology-based(a)	$3,011	$(2,058)	$953	$2,356	$(1,831)	$525
Marketing-related	1,331	(119)	1,212	113	(98)	15
Contract-based	1,421	(1,002)	419	1,068	(966)	102
Customer-related	425	(253)	172	326	(224)	102

Total	$6,188	$(3,432)	$2,756	$3,863	$(3,119)	$744

(a)

Technology-based intangible assets included $137 million and $179 million as of March 31, 2012 and June 30, 2011, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $142 million and $406 million for the three and nine months ended March 31, 2012, respectively, as compared with $162 million and $412 million for the three and nine months ended March 31, 2011, respectively. Amortization of capitalized software was $28 million and $85 million for the three and nine months ended March 31, 2012, respectively, and $30 million and $86 million for the three and nine months ended March 31, 2011, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at March 31, 2012:

(In millions)

Year Ending June 30,

2012 (excluding the nine months ended March 31, 2012)	$148
2013	528
2014	362
2015	299
2016	254
Thereafter	1,165

Total	$2,756

PART I

Item 1

NOTE 11    DEBT

As of March 31, 2012, the total carrying value and estimated fair value of our long-term debt, including convertible debt, were $11.9 billion and $13.0 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $12.1 billion, respectively, as of June 30, 2011. The estimated fair value is based on Level 2 inputs.

The components of long-term debt, the associated interest rates, and the semi-annual interest record and payment dates were as follows as of March 31, 2012:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions)

Notes
September 27, 2013	$1,000	0.875%	1.000%	March 15	March 27	September 15	September 27
June 1, 2014	2,000	2.950%	3.049%	May 15	June 1	November 15	December 1
September 25, 2015	1,750	1.625%	1.795%	March 15	March 25	September 15	September 25
February 8, 2016	750	2.500%	2.642%	February 1	February 8	August 1	August 8
June 1, 2019	1,000	4.200%	4.379%	May 15	June 1	November 15	December 1
October 1, 2020	1,000	3.000%	3.137%	March 15	April 1	September 15	October 1
February 8, 2021	500	4.000%	4.082%	February 1	February 8	August 1	August 8
June 1, 2039	750	5.200%	5.240%	May 15	June 1	November 15	December 1
October 1, 2040	1,000	4.500%	4.567%	March 15	April 1	September 15	October 1
February 8, 2041	1,000	5.300%	5.361%	February 1	February 8	August 1	August 8

Total	10,750

Convertible Debt
June 15, 2013	1,250	0.000%	1.849%
Total unamortized discount	(62)

Total	$11,938

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

PART I

Item 1

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. As of March 31, 2012, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $24 million.

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

NOTE 12    INCOME TAXES

Our effective tax rates were approximately 20% and 13% for the three months ended March 31, 2012 and 2011, respectively, and 20% and 21% for the nine months ended March 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which are subject to lower income tax rates. In addition, there was a settlement of a portion of a U.S. Internal Revenue Service (“I.R.S.”) audit of tax years 2004 to 2006, which reduced our income tax expense for the quarter ended March 31, 2011 by $461 million.

Tax contingencies and other tax liabilities were $7.9 billion and $7.4 billion as of March 31, 2012 and June 30, 2011, respectively, and are included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of March 31, 2012, the primary unresolved issue relates to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We believe our reserves are adequate. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2011.

We are subject to income tax in many jurisdictions outside the U.S. Certain jurisdictions remain subject to examination for tax years 1996 to 2010, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

PART I

Item 1

NOTE 13    UNEARNED REVENUE

The components of unearned revenue were as follows:

(In millions)

	March 31, 2012	June 30, 2011

Volume licensing programs	$12,481	$14,625
Other	2,710	2,495

Total	$15,191	$17,120

Unearned revenue by segment was as follows:

(In millions)

	March 31, 2012	June 30, 2011

Windows & Windows Live Division	$1,453	$1,782
Server and Tools	5,743	6,315
Microsoft Business Division	6,694	8,187
Other segments	1,301	836

Total	$15,191	$17,120

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

Product Warranty

The changes in our aggregate product warranty liabilities, which are included in other current liabilities and other long-term liabilities on our balance sheets were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Balance, beginning of period	$167	$202	$172	$240
Accruals for warranties issued	12	14	43	46
Settlements of warranty claims	(16)	(31)	(52)	(101)

Balance, end of period	$163	$185	$163	$185

PART I

Item 1

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

All settlements in the United States have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.9 billion and $2.0 billion. At March 31, 2012, we have recorded a liability related to these claims of approximately $500 million, which reflects our estimated exposure of $1.9 billion less payments made to date of approximately $1.4 billion mostly for vouchers, legal fees, and administrative expenses.

The three cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. In April 2011, the British Columbia Court of Appeal reversed the class certification ruling and dismissed the case, holding that indirect purchasers do not have a claim. The plaintiffs have appealed to the Canadian Supreme Court, which will be heard in the fall of 2012. The other two actions have been stayed.

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. (“Novell”) filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. In March 2010, the trial court granted summary judgment in favor of Microsoft as to all remaining claims. The court of appeals reversed that ruling as to one claim. Trial of that claim took place from October to December 2011 and resulted in a mistrial because the jury was unable to reach a verdict. Microsoft has filed a motion for judgment as a matter of law. The court has not set a new trial date.

Patent and Intellectual Property Claims

Uniloc Litigation

In October 2003, Uniloc USA Inc. (“Uniloc”), a subsidiary of a Singapore-based company, filed a patent infringement suit in U.S. District Court in Rhode Island, claiming that product activation technology supporting Windows XP and certain other Microsoft programs violated a Uniloc patent. After we obtained a favorable summary judgment that we did not infringe any of the claims of this patent, the court of appeals vacated the trial court decision and remanded the case for trial. In April 2009, the jury returned a $388 million verdict against us, including a finding of willful infringement. In September 2009, the district court judge overturned the jury verdict, ruling that the evidence did not support the jury’s findings either that Microsoft infringed the patent or was willful. Uniloc appealed, and in January 2011 the court of appeals reversed the district court’s finding of non-infringement (thus reinstating the jury verdict of infringement) but affirmed the district court’s ruling that Microsoft was not willful and affirmed the district court’s grant of a new trial on damages. In March 2012, the parties settled the case during trial by a confidential agreement.

Motorola Litigation

In October 2010, Microsoft filed patent infringement complaints against Motorola Mobility (“Motorola”) with the International Trade Commission (“ITC”) and in U.S. District Court in Seattle for infringement of nine Microsoft patents by Motorola’s Android devices. Since then, Microsoft and Motorola have filed additional claims against each other in the ITC, in federal district courts in Seattle, Wisconsin, Florida, and California, and in courts in Germany and the United Kingdom.

PART I

Item 1

In April 2012, the European Union’s competition office opened two antitrust investigations against Motorola to determine whether it has abused certain of its standard essential patents to distort competition in breach of European Union antitrust rules. The nature of the claims asserted and status of individual matters are summarized below.

International Trade Commission

•

The hearing in Microsoft’s ITC case against Motorola took place in August 2011 on seven of the nine patents originally asserted in the complaint. In December 2011, the administrative law judge (“ALJ”) issued an initial determination that Motorola infringed one Microsoft patent, and recommended that the ITC issue a limited exclusion order against Motorola prohibiting importation of infringing Motorola Android devices. The ITC is reviewing various aspects of the ALJ’s initial determination and a final ruling from the ITC is expected in May 2012.

•

In November 2010, Motorola filed an action against Microsoft in the ITC alleging infringement of five Motorola patents by Xbox consoles and accessories and seeking an exclusion order to prohibit importation of the allegedly infringing Xbox products into the U.S. The hearing before the ALJ took place in January 2012. An initial determination from the ALJ is expected in April 2012, and a final ruling from the ITC is expected in August 2012.

U.S. District Court

•	The Seattle District Court case filed in October 2010 by Microsoft as a companion to Microsoft’s ITC case against Motorola has been stayed pending the outcome of Microsoft’s ITC case.

•

In November 2010, Microsoft sued Motorola for breach of contract in U.S. District Court in Seattle, alleging that Motorola breached its commitments to standards setting organizations to license to Microsoft on reasonable and non-discriminatory (“RAND”) terms and conditions patents declared by Motorola to be essential to the implementation of the H.264 video standard and the 802.11 WiFi standard. In suits described below, Motorola or a Motorola affiliate subsequently sued Microsoft on those patents in U.S. District Courts, in the ITC, and in Germany. In February 2012, the Seattle District Court granted a partial summary judgment in favor of Microsoft ruling that (1) Motorola entered into binding contractual commitments with standards organizations committing to license its declared-essential patents on RAND terms and conditions; and (2) Microsoft is a third-party beneficiary of those commitments. Microsoft has renewed its motion for summary judgment in the breach of contract action. No trial date has been set in the breach of contract action. In April 2012, the court issued a temporary restraining order preventing Motorola from taking steps to enforce an injunction in Germany relating to the H.264 video patents.

•

Cases filed by Motorola in Wisconsin, California, and Florida, with the exception of one currently stayed case in Wisconsin (a companion case to Motorola’s ITC action), have been transferred at Microsoft’s request to the U.S District Court in Seattle. Motorola and Microsoft both seek damages as well as injunctive relief. No trial dates have been set in any of the transferred cases.

•

In the transferred cases, Motorola asserts 15 patents are infringed by many Microsoft products including Windows Mobile 6.5 and Windows Phone 7, Windows Marketplace, Silverlight, Windows Vista and 7, Exchange Server 2003 and later, Exchange ActiveSync, Windows Live Messenger, Lync Server 2010, Outlook 2010, Office 365, SQL Server, Internet Explorer 9, Xbox, and Kinect.

•

In the Motorola action originally filed in California, Motorola asserts that Microsoft violated antitrust laws in connection with Microsoft’s assertion of patents against Motorola that Microsoft has agreed to license to certain qualifying entities on RAND terms and conditions.

•	In counterclaims in the patent actions brought by Motorola, Microsoft asserts 14 patents are infringed by Motorola Android devices and certain Motorola digital video recorders.

Germany

•	In July 2011, Motorola filed patent infringement actions in Germany against Microsoft and several Microsoft subsidiaries on three groups of patents.

•

Two of the patents are asserted by Motorola to be essential to implementation of the H.264 video standard, and Motorola alleges that H.264 capable products including Xbox 360, Windows 7, Media Player, and Internet Explorer infringe those patents. Motorola seeks damages and an injunction. A hearing was held in January 2012 and a decision is expected in April 2012. If the court rules in favor

PART I

Item 1

of Motorola, an injunction could be issued immediately relating to all H.264 capable Microsoft products in Germany which Motorola could then take steps to enforce. Damages would be determined in later proceedings.

•

Motorola asserts one of the patents covers certain syncing functionality in the ActiveSync protocol employed by Windows Phone 7, Outlook Mobile, Hotmail Mobile, Exchange Online, Exchange Server, and Hotmail Server. Motorola seeks damages and an injunction. A decision is expected in May 2012. If the court rules in favor of Motorola, an injunction could be issued immediately relating to these products employing the ActiveSync protocol in Germany which Motorola could then take steps to enforce. Damages would be determined in later proceedings.

•

As noted above, in April 2012 the U.S. District Court in Seattle issued a temporary restraining order preventing Motorola from taking steps to enforce an injunction in Germany relating to the H.264 video patents at this time.

•

In lawsuits Microsoft filed in Germany in September, October, and December 2011, Microsoft asserts Motorola Android devices infringe seven Microsoft patents. Microsoft seeks damages and an injunction. Court hearings are expected to continue until June 2012. Decisions are expected to begin issuing in these cases in May 2012. If the court rules in favor of Microsoft in a given case, an injunction could be issued immediately relating to the sale of these products in Germany which Microsoft could then take steps to enforce. Damages would be determined in later proceedings.

United Kingdom

•

In December 2011, Microsoft filed an action against Motorola in the High Court of Justice, Chancery Division, Patents Court, in London, England, seeking to revoke the UK part of the European patent asserted by Motorola in Germany against the ActiveSync protocol. In February 2012, Motorola counterclaimed alleging infringement of the patent and seeking damages and an injunction. A trial is expected in December 2012.

Other Patent and Intellectual Property Claims

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

As of March 31, 2012, we had accrued aggregate liabilities of $351 million in other current liabilities and $268 million in other long-term liabilities for all of the contingent matters described in this note. While we intend to vigorously defend these matters, adverse outcomes that we estimate could reach approximately $510 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

NOTE 16    STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Shares of common stock repurchased	31	30	109	381
Value of common stock repurchased	$1,000	$827	$3,000	$9,827

PART I

Item 1

We repurchased all shares with cash resources. As of March 31, 2012, approximately $9.2 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2012

September 20, 2011	$0.20	November 17, 2011	$1,683	December 8, 2011
December 14, 2011	$0.20	February 16, 2012	$1,683	March 8, 2012
March 13, 2012	$0.20	May 17, 2012	$1,680	June 14, 2012

Fiscal Year 2011

September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010
December 15, 2010	$0.16	February 17, 2011	$1,349	March 10, 2011
March 14, 2011	$0.16	May 19, 2011	$1,350	June 9, 2011

The estimate of the amount to be paid as a result of the March 13, 2012 declaration was included in other current liabilities as of March 31, 2012.

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

PART I

Item 1

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Revenue
Windows & Windows Live Division	$4,606	$4,395	$14,147	$14,088
Server and Tools	4,574	4,009	13,600	12,163
Online Services Division	725	687	2,181	1,979
Microsoft Business Division	5,811	5,343	17,666	16,406
Entertainment and Devices Division	1,611	1,937	7,815	7,443
Unallocated and other	80	57	255	497

Consolidated	$17,407	$16,428	$55,664	$52,576

Operating Income (Loss)
Windows & Windows Live Division	$2,933	$2,740	$8,985	$9,109
Server and Tools	1,744	1,361	5,358	4,638
Online Services Division	(478)	(779)	(1,446)	(1,904)
Microsoft Business Division	3,766	3,326	11,585	10,660
Entertainment and Devices Division	(232)	221	637	1,292
Reconciling amounts	(1,359)	(1,160)	(3,548)	(2,805)

Consolidated	$6,374	$5,709	$21,571	$20,990

Reconciling amounts in the tables above and below include adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Significant reconciling items were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Corporate-level activity(a)	$(1,378)	$(1,182)	$(3,625)	$(3,145)
Revenue reconciling amounts	6	14	59	363
Other	13	8	18	(23)

Total	$(1,359)	$(1,160)	$(3,548)	$(2,805)

(a)	Corporate-level activity excludes revenue reconciling amounts presented separately in that line item.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of March 31, 2012, and the related consolidated statements of income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2012 and 2011. These interim financial statements are the responsibility of the Corporation’s management.

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

April 19, 2012

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

Communications and productivity

Personal and business productivity has been transformed by the ubiquity of computing and software tools. Over the last decade, Microsoft redefined software productivity beyond the rich Office client on the PC. Productivity scenarios now encompass unified communications, business intelligence, collaboration, content management, and relationship management, which are increasingly powered by server-side applications. These server applications can be hosted by the customer, a partner, or by Microsoft in the cloud. There are significant opportunities to provide productivity and communication scenarios across PCs, mobile devices, and other devices that connect to services. We invest significant resources in Dynamics, Exchange, Lync, Skype, Office, Office 365, SharePoint, Windows Live, and Windows Phone.

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

RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2012	2011		2012	2011

Revenue	$17,407	$16,428	6%	$55,664	$52,576	6%
Operating income	$6,374	$5,709	12%	$21,571	$20,990	3%
Diluted earnings per share	$0.60	$0.61	(2)%	$2.05	$2.01	2%

Three months ended March 31, 2012 compared with three months ended March 31, 2011

Revenue increased primarily due to strong sales of Server and Tools products and services and the 2010 Microsoft Office system, offset in part by a decline in Xbox 360 entertainment platform sales. Revenue for the three months ended March 31, 2012 also included Skype revenue.

Operating income increased 12%, primarily reflecting an increase in revenue, offset in part by higher research and development expenses. Research and development expenses increased $248 million or 11%, due mainly to higher headcount-related expenses. Headcount-related expenses increased across the company reflecting a 4% increase in headcount from March 31, 2011 and changes in our employee compensation program.

Diluted earnings per share were $0.60. Prior year net income and diluted earnings per share reflected a partial settlement with the U.S. Internal Revenue Service (“I.R.S.”) and higher other income. The partial settlement with the I.R.S. added $461 million to prior year net income and $0.05 to diluted earnings per share.

Nine months ended March 31, 2012 compared with nine months ended March 31, 2011

Revenue increased primarily due to strong sales of Server and Tools products and services and the 2010 Microsoft Office system. Revenue for the nine months ended March 31, 2012 also included Skype revenue from the date of acquisition.

Operating income increased reflecting increased revenue, offset in part by higher operating expenses. Key changes in operating expenses were:

•

Cost of revenue increased $1.5 billion or 13%, reflecting higher costs associated with providing Server and Tools products and services, higher Xbox royalty costs, and changes in the mix of products and services sold.

•	Research and development expenses increased $567 million or 9%, due mainly to higher headcount-related expenses.

•	General and administrative expenses increased $390 million or 13%, due mainly to higher headcount-related expenses and Puerto Rican excise taxes.

PART I

Item 2

Headcount-related expenses increased across the company reflecting a 4% increase in headcount from March 31, 2011 and changes in our employee compensation program.

Diluted earnings per share were $2.05. Prior year net income and diluted earnings per share reflected a partial settlement with the I.R.S. and higher other income. The partial settlement with the I.R.S. added $461 million to prior year net income and $0.05 to diluted earnings per share.

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

Windows & Windows Live Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2012	2011		2012	2011

Revenue	$4,624	$4,447	4%	$14,228	$14,290	0%
Operating income	$2,952	$2,792	6%	$9,063	$9,303	(3)%

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

Three months ended March 31, 2012 compared with three months ended March 31, 2011

Windows Division revenue reflected relative performance in PC market segments. We estimate that sales of PCs to businesses grew approximately 8% and sales of PCs to consumers were flat. Excluding a decline in sales of netbooks, we estimate that sales of PCs to consumers grew approximately 6%. Taken together, the total PC market increased an estimated 2% to 4%. Windows Division revenue was positively impacted by a higher rate of Windows licensed on PCs shipped and growth in sales to businesses.

Windows Division operating income increased primarily due to revenue growth, offset in part by higher research and development expenses, which grew due mainly to an increase in headcount-related costs and product development costs associated with the next version of the Windows operating system.

Nine months ended March 31, 2012 compared with nine months ended March 31, 2011

Windows Division revenue reflected relative performance in PC market segments. We estimate that sales of PCs to businesses grew approximately 5% and sales of PCs to consumers decreased 1%. Excluding a decline in sales of netbooks, we estimate that sales of PCs to consumers grew approximately 6%. Taken together, the total PC market increased an estimated 0% to 2%. Windows Division revenue was negatively impacted by higher growth in emerging markets, where average selling prices are lower, relative to developed markets, partially offset by a higher rate of Windows licensed on PCs shipped and growth in sales to businesses.

PART I

Item 2

Windows Division operating income decreased due primarily to higher research and development expenses associated with the next version of the Windows operating system.

Server and Tools

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2012	2011		2012	2011

Revenue	$4,572	$4,007	14%	$13,594	$12,156	12%
Operating income	$1,738	$1,352	29%	$5,336	$4,604	16%

Server and Tools develops and markets technology and related services that enable information technology professionals and their systems to be more productive and efficient. Server and Tools product and service offerings include Windows Server, Microsoft SQL Server, Windows Azure, Visual Studio, System Center products, Windows Embedded device platforms, and Enterprise Services. Enterprise Services comprise Premier product support services and Microsoft Consulting Services. We also offer developer tools, training, and certification. Approximately 50% of Server and Tools revenue comes primarily from multi-year volume licensing agreements, approximately 30% is purchased through transactional volume licensing programs, retail packaged product and licenses sold to OEMs, and the remainder comes from Enterprise Services.

Three months ended March 31, 2012 compared with three months ended March 31, 2011

Server and Tools revenue increased in both product sales and Enterprise Services. Product revenue increased $396 million or 12%, driven primarily by growth in SQL Server, Windows Server, and System Center, reflecting continued adoption of Windows platform applications. Enterprise Services revenue grew in both Premier product support and consulting services.

Server and Tools operating income increased primarily due to revenue growth, offset in part by higher costs of providing products and services.

Nine months ended March 31, 2012 compared with nine months ended March 31, 2011

Server and Tools revenue increased in both product sales and Enterprise Services. Product revenue increased $980 million or 10%, driven primarily by growth in SQL Server, Windows Server, and System Center, reflecting continued adoption of Windows platform applications. Enterprise Services revenue grew in both Premier product support and consulting services.

Server and Tools operating income increased primarily due to revenue growth, offset in part by higher costs of providing products and services.

Online Services Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2012	2011		2012	2011

Revenue	$707	$667	6%	$2,132	$1,927	11%
Operating loss	$(479)	$(776)	38%	$(1,449)	$(1,912)	24%

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

PART I

Item 2

Three months ended March 31, 2012 compared with three months ended March 31, 2011

Online advertising revenue grew $51 million or 9% to $639 million, reflecting continued growth in search advertising revenue, offset in part by decreased display advertising revenue. As of March 31, 2012, according to third-party sources, Bing organic U.S. market share grew over 10% from March 31, 2011 to approximately 15%. Bing-powered U.S. market share, including Yahoo! properties was approximately 26% at both March 31, 2012 and 2011.

OSD operating loss decreased due to higher revenue and lower cost of revenue and sales and marketing expenses.

Nine months ended March 31, 2012 compared with nine months ended March 31, 2011

Online advertising revenue grew $232 million or 14% to $1.9 billion, reflecting continued growth in search advertising revenue, offset in part by decreased display advertising revenue. As of March 31, 2012, according to third-party sources, Bing organic U.S. market share grew over 10% from March 31, 2011 to approximately 15%. Bing-powered U.S. market share, including Yahoo! properties was approximately 26% at both March 31, 2012 and 2011.

OSD operating loss decreased due primarily to higher revenue and lower sales and marketing expenses.

Microsoft Business Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2012	2011		2012	2011
Revenue	$5,814	$5,329	9%	$17,700	$16,641	6%
Operating income	$3,770	$3,313	14%	$11,619	$10,896	7%

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

Three months ended March 31, 2012 compared with three months ended March 31, 2011

MBD revenue increased primarily reflecting sales of the 2010 Microsoft Office system. Business revenue increased $469 million or 11%, primarily reflecting growth in multi-year volume licensing revenue, licensing of the 2010 Microsoft Office system to transactional business customers, and an 11% increase in Microsoft Dynamics revenue. Consumer revenue increased $16 million or 2% due mainly to increased sales of the 2010 Microsoft Office system.

MBD revenue for the three months ended March 31, 2012 included a favorable foreign currency impact of $121 million.

MBD operating income increased primarily due to revenue growth. An increase in cost of revenue, which resulted primarily from higher online operation and support costs, was nearly offset by a decrease in sales and marketing expenses, which resulted primarily from lower headcount-related costs.

Nine months ended March 31, 2012 compared with nine months ended March 31, 2011

MBD revenue increased primarily reflecting sales of the 2010 Microsoft Office system. Business revenue increased $1.2 billion or 9%, primarily reflecting growth in multi-year volume licensing revenue, licensing of the 2010 Microsoft Office system to transactional business customers, and a 13% increase in Microsoft Dynamics revenue. Consumer revenue decreased $157 million or 4% due to the recognition of $254 million of revenue in the prior year associated with the Office Deferral. Excluding the impact associated with the Office Deferral, consumer revenue increased $97 million or 3% driven by increased sales of the 2010 Microsoft Office system.

MBD revenue for the nine months ended March 31, 2012 included a favorable foreign currency impact of $458 million.

PART I

Item 2

MBD operating income increased primarily due to revenue growth, offset in part by higher operating expenses. Cost of revenue increased primarily due to higher online operation and support costs. Research and development expenses increased due mainly to an increase in headcount-related costs.

Entertainment and Devices Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2012	2011		2012	2011

Revenue	$1,616	$1,935	(16)%	$7,814	$7,428	5%
Operating income	$(229)	$210	*	$627	$1,244	(50)%

*	Not meaningful

Entertainment and Devices Division (“EDD”) develops and markets products and services designed to entertain and connect people. EDD offerings include the Xbox 360 entertainment platform (which includes the Xbox 360 gaming and entertainment console, Kinect for Xbox 360, Xbox 360 video games, Xbox LIVE, and Xbox 360 accessories), Mediaroom (our Internet protocol television software), Skype, and Windows Phone, including related patent licensing revenue. In November 2010, we released Kinect for Xbox 360. We acquired Skype on October 13, 2011, and its results of operations from this date are reflected in our results discussed below.

Three months ended March 31, 2012 compared with three months ended March 31, 2011

EDD revenue decreased primarily reflecting lower Xbox 360 platform revenue, offset in part by Skype revenue and Windows Phone software license revenue from Nokia. Xbox 360 platform revenue decreased $584 million or 33%, due mainly to decreased volumes of Xbox 360 consoles and standalone Kinect sensors sold, offset in part by higher Xbox LIVE revenue. We shipped 1.4 million Xbox 360 consoles during the third quarter of fiscal year 2012, compared with 2.7 million Xbox 360 consoles during the third quarter of fiscal year 2011.

EDD operating income decreased reflecting lower revenue, payments made to Nokia related to joint strategic initiatives, and higher other operating expenses. Research and development expenses increased $100 million or 35%, and sales and marketing expenses increased $79 million or 50%, primarily reflecting higher headcount-related expenses. Cost of revenue decreased $80 million or 6% primarily due to lower volumes of Xbox 360 consoles and standalone Kinect sensors sold, offset in part by payments made to Nokia.

Nine months ended March 31, 2012 compared with nine months ended March 31, 2011

EDD revenue increased primarily reflecting Skype revenue and Windows Phone software license revenue from Nokia, offset in part by lower Xbox 360 platform revenue. Xbox 360 platform revenue decreased $154 million or 2%, due mainly to decreased volumes of standalone Kinect sensors sold and lower video game revenue, offset in part by higher Xbox LIVE revenue. We shipped 11.9 million Xbox 360 consoles during the first nine months of fiscal year 2012, compared with 11.9 million Xbox 360 consoles during the first nine months of fiscal year 2011. Video game revenue decreased due to strong sales of Halo Reach in the prior year.

EDD operating income decreased reflecting higher operating expenses, including payments made to Nokia related to joint strategic initiatives, offset in part by revenue growth. Cost of revenue grew $556 million or 12% primarily due to payments made to Nokia and changes in the mix of products and services sold. Research and development expenses increased $228 million or 26%, and sales and marketing expenses increased $179 million or 26%, primarily reflecting higher headcount-related expenses and the inclusion of Skype expenses.

Corporate-Level Activity

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2012	2011		2012	2011

Corporate-level activity	$(1,378)	$(1,182)	(17)%	$(3,625)	$(3,145)	(15)%

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; and legal settlements and contingencies.

PART I

Item 2

For the three months ended March 31, 2012, corporate-level expenses increased due mainly to higher headcount-related expenses, offset in part by decreased legal costs. For the nine months ended March 31, 2012, corporate-level expenses increased due mainly to Puerto Rican excise taxes and higher headcount-related expenses.

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2012	2011		2012	2011

Cost of revenue	$3,952	$3,897	1%	$13,367	$11,869	13%
As a percent of revenue	23%	24%	(1)ppt	24%	23%	1ppt

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

For the three months ended March 31, 2012, cost of revenue increased slightly reflecting changes in the mix of products and services sold. For the nine months ended March 31, 2012, cost of revenue increased reflecting higher headcount-related costs and changes in the mix of products and services sold. Headcount-related expenses increased 23% and 22% for the three and nine months ended March 31, 2012, respectively, primarily related to increased Enterprise Services headcount.

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2012	2011		2012	2011

Research and development	$2,517	$2,269	11%	$7,217	$6,650	9%
As a percent of revenue	14%	14%	0ppt	13%	13%	0ppt

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

Research and development expenses increased, primarily reflecting a 14% and 11% increase in headcount-related expenses for the three and nine months ended March 31, 2012, respectively.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2012	2011		2012	2011

Sales and marketing	$3,414	$3,393	1%	$10,076	$10,024	1%
As a percent of revenue	20%	21%	(1)ppt	18%	19%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

PART I

Item 2

Sales and marketing expenses increased slightly, primarily reflecting an 8% and 7% increase in headcount-related expenses for the three and nine months ended March 31, 2012, respectively, offset in part by decreased marketing spend.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2012	2011		2012	2011

General and administrative	$1,150	$1,160	(1)%	$3,433	$3,043	13%
As a percent of revenue	7%	7%	0ppt	6%	6%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

For the three months ended March 31, 2012, general and administrative expenses decreased slightly, primarily due to decreased legal costs, offset in part by higher headcount-related expenses. For the nine months ended March 31, 2012, general and administrative expenses increased, primarily due to higher headcount-related expenses and Puerto Rican excise taxes. Headcount-related expenses increased 16% and 13% for the three and nine months ended March 31, 2012, respectively.

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2012	2011	2012	2011

Dividends and interest income	$180	$216	$573	$631
Interest expense	(95)	(84)	(284)	(201)
Net recognized gains on investments	34	187	352	339
Net gains (losses) on derivatives	(102)	(65)	(278)	38
Net gains (losses) on foreign currency remeasurements	(8)	55	(52)	(14)
Other	(20)	7	26	(31)

Total	$(11)	$316	$337	$762

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

Dividends and interest income decreased due to lower yields on our fixed-income investments, offset in part by higher average portfolio investment balances. Interest expense increased due to our increased issuance of debt in the prior year. Net recognized gains on investments decreased for the three months ended March 31, 2012 due primarily to lower net gains on sales of equity securities and higher other-than-temporary impairments. Net recognized gains on investments increased slightly for the nine months ended March 31, 2012 as higher net gains on sales of equity and fixed-income securities were offset by higher other-than-temporary impairments. Other-than-temporary impairments were $82 million and $234 million during the three and nine months ended March 31, 2012, respectively, compared to $15 million and $42 million during the three and nine months ended March 31, 2011, respectively. Net losses on derivatives increased for the three months ended March 31, 2012 due primarily to losses on commodity derivatives in the current period as compared to gains in the comparable period. Net losses on derivatives also increased for the nine months ended March 31, 2012 due primarily to losses on commodity and equity derivatives in the current period as compared to gains in the comparable period. Changes in foreign currency remeasurements were primarily due to currency movements net of our hedging activities.

PART I

Item 2

Income Taxes

Our effective tax rates were approximately 20% and 13% for the three months ended March 31, 2012 and 2011, respectively, and 20% and 21% for the nine months ended March 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which are subject to lower income tax rates. In addition, there was a settlement of a portion of an I.R.S. audit of tax years 2004 to 2006, which reduced our income tax expense for the quarter ended March 31, 2011 by $461 million.

Changes in the mix of income before income taxes between the U.S. and foreign countries resulted primarily from changes in the geographic distribution of and changes in consumer demand for our products and services. As discussed above, Windows Division operating income declined $240 million for the nine months ended March 31, 2012, while MBD and Server and Tools operating income increased $723 million and $732 million, respectively, during this same period. We supply Windows, our primary Windows Division product, to customers through our U.S. regional operating center, while we supply the Microsoft Office System, our primary MBD product, and our Server and Tools products to customers through our foreign regional operations centers.

Tax contingencies and other tax liabilities were $7.9 billion and $7.4 billion as of March 31, 2012 and June 30, 2011, respectively, and are included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of March 31, 2012, the primary unresolved issue relates to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We believe our reserves are adequate. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2011.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $59.5 billion as of March 31, 2012, compared with $52.8 billion as of June 30, 2011. Equity and other investments were $9.1 billion as of March 31, 2012 compared to $10.9 billion as of June 30, 2011. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities. While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of March 31, 2012 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. Our gross exposures to our customers and investments in Portugal, Italy, Ireland, Greece, and Spain are individually and collectively not material.

Of the cash, cash equivalents, and short-term investments at March 31, 2012, approximately $50 billion was held by our foreign subsidiaries and were subject to material repatriation tax effects. The amount of cash and investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was approximately $586 million. As of March 31, 2012, approximately 77% of the short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 10% were invested in corporate notes and bonds of U.S. companies, and 4% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

PART I

Item 2

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $1.2 billion as of March 31, 2012. Our average and maximum securities lending payable balances for the three months ended March 31, 2012 were $1.3 billion and $1.4 billion, respectively. Our average and maximum securities lending payable balances for the nine months ended March 31, 2012 were $1.2 billion and $1.4 billion, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

Cash Flows

Cash flows from operations increased $2.9 billion to $23.9 billion for the nine months ended March 31, 2012 due mainly to increased revenue and cash collections. Cash used in financing increased $1.0 billion to $7.0 billion due mainly to a $6.0 billion net decrease in proceeds from issuances of debt and an $877 million increase in dividends paid, offset in part by a $6.3 billion decrease in cash used for common stock repurchases. Cash used in investing increased $6.5 billion to $20.1 billion due mainly to a $9.5 billion increase in acquisitions of businesses and purchases of intangible assets and a $1.1 billion decrease in cash from securities lending activities, partially offset by a $4.1 billion increase in cash provided by net purchases, maturities, and sales of investments.

Debt

We issued debt in prior periods to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were used to partially fund discretionary business acquisitions and share repurchases.

As of March 31, 2012, the total carrying value and estimated fair value of our long-term debt, including convertible debt, were $11.9 billion and $13.0 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $12.1 billion, respectively, as of June 30, 2011. The estimated fair value is based on Level 2 inputs.

PART I

Item 2

The components of long-term debt, the associated interest rates, and the semi-annual interest record and payment dates were as follows as of March 31, 2012:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions)

Notes

September 27, 2013	$1,000	0.875%	1.000%	March 15	March 27	September 15	September 27
June 1, 2014	2,000	2.950%	3.049%	May 15	June 1	November 15	December 1
September 25, 2015	1,750	1.625%	1.795%	March 15	March 25	September 15	September 25
February 8, 2016	750	2.500%	2.642%	February 1	February 8	August 1	August 8
June 1, 2019	1,000	4.200%	4.379%	May 15	June 1	November 15	December 1
October 1, 2020	1,000	3.000%	3.137%	March 15	April 1	September 15	October 1
February 8, 2021	500	4.000%	4.082%	February 1	February 8	August 1	August 8
June 1, 2039	750	5.200%	5.240%	May 15	June 1	November 15	December 1
October 1, 2040	1,000	4.500%	4.567%	March 15	April 1	September 15	October 1
February 8, 2041	1,000	5.300%	5.361%	February 1	February 8	August 1	August 8

Total	10,750

Convertible Debt

June 15, 2013	1,250	0.000%	1.849%
Total unamortized discount	(62)

Total	$11,938

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Each $1,000 principal amount of notes is convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. As of March 31, 2012, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $24 million.

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

PART I

Item 2

Unearned Revenue

Unearned revenue at March 31, 2012 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at March 31, 2012 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions and prepaid points; Microsoft Dynamics business solutions products; Skype prepaid credit and subscriptions; OEM minimum commitments; unspecified upgrades/enhancements of Windows Phone and of Microsoft Internet Explorer on a when-and-if-available basis for Windows XP; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of March 31, 2012:

(In millions)

Three Months Ending,

June 30, 2012	$6,217
September 30, 2012	3,921
December 31, 2012	2,726
March 31, 2013	1,065
Thereafter	1,262

Total	$15,191

Share Repurchases

During the three and nine months ended March 31, 2012, we repurchased approximately 31 million and 109 million shares of Microsoft common stock for $1.0 billion and $3.0 billion, respectively, under the repurchase plan we announced on September 22, 2008. All repurchases were made using cash resources. As of March 31, 2012, approximately $9.2 billion remained of the $40.0 billion approved repurchase amount. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2012

September 20, 2011	$0.20	November 17, 2011	$1,683	December 8, 2011
December 14, 2011	$0.20	February 16, 2012	$1,683	March 8, 2012
March 13, 2012	$0.20	May 17, 2012	$1,680	June 14, 2012

Fiscal Year 2011

September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010
December 15, 2010	$0.16	February 17, 2011	$1,349	March 10, 2011
March 14, 2011	$0.16	May 19, 2011	$1,350	June 9, 2011

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

Definitive Agreement with AOL

On April 9, 2012, Microsoft announced that it had entered into a definitive agreement with AOL Inc. (“AOL”) to acquire over 800 of AOL’s patents and related patent applications and to license on a non-exclusive basis AOL’s retained patent portfolio for $1.1 billion in cash. The transaction is expected to be completed by the end of 2012, upon the satisfaction of customary conditions and regulatory approvals.

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

On January 1, 2012, we adopted guidance issued by the FASB on accounting and disclosure requirements related to fair value measurements. The guidance limits the highest-and-best-use measure to nonfinancial assets, permits certain financial assets and liabilities with offsetting positions in market or counterparty credit risks to be measured at a net basis, and provides guidance on the applicability of premiums and discounts. Additionally, the guidance expands the disclosures on Level 3 inputs by requiring quantitative disclosure of the unobservable inputs and assumptions, as well as description of the valuation processes and the sensitivity of the fair value to changes in unobservable inputs. Adoption of this new guidance did not have a material impact on our financial statements.

PART I

Item 2

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

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. This portion of the guidance will be effective for us beginning July 1, 2012 and will require financial statement presentation changes only. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance which indefinitely defers the guidance related to the presentation of reclassification adjustments.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated using a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital. Among our reporting units, the fair value of OSD has been the closest to its carrying value and is most sensitive to changes in assumptions. We will continue to monitor OSD as we complete our annual planning process and evaluate results. We will be conducting our annual goodwill impairment test as of May 1, 2012. As of the date of our most recent goodwill impairment test, May 1, 2011, OSD’s fair value exceeded its carrying value by 21%. The carrying value of OSD’s goodwill was $6.4 billion as of March 31, 2012.

The estimates used to calculate the fair value of a reporting unit change from year to year based on operating results, market conditions, and other factors. Changes in these estimates and assumptions could materially affect the determination of fair value and goodwill impairment for each reporting unit.

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

PART I

Item 2, 3

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

PART I, PART II

Item 3, 4, 1, 1A

The following table sets forth the one-day VaR for substantially all of our positions as of March 31, 2012 and June 30, 2011 and for the three months ended March 31, 2012:

(In millions)

	March 31, 2012	June 30, 2011	Three Months Ended March 31, 2012

Risk Categories			Average	High	Low

Foreign currency	$ 141	$86	$155	$168	$141
Interest rate	$ 71	$58	$65	$73	$59
Equity	$ 182	$212	$175	$184	$159
Commodity	$ 19	$28	$19	$20	$18

Total one-day VaR for the combined risk categories was $308 million at March 31, 2012 and $290 million at June 30, 2011. The total VaR is 26% less at March 31, 2012, and 25% less at June 30, 2011, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 – Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information about certain legal proceedings in which we are involved.

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

Challenges to our business models may reduce our revenue or operating margins.    Whether our software runs in the cloud or on a device, we continue to face challenges from alternative means of developing and licensing software. Under our license-based software model, software developers bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from distribution of their products. Certain “open source” software business models challenge our license-based software model. Open source commonly refers to software whose source code is subject to a license allowing it to be modified, combined with other software and redistributed, subject to restrictions set forth in the license. Some companies compete with us using an open source business model by modifying and then distributing open source software to end users at nominal cost and earning revenue on complementary services and products. These firms do not bear the full costs of research and development for the software. In some cases, their products may infringe our patents. In addition, advertising-based business models seek revenue by delivering third party advertisements to end customers who receive the software and services at no direct cost. Gains in market acceptance of open source or advertising based software may adversely affect our sales, revenue, and operating margins.

An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A competing vertically-integrated model, in which a single firm controls both the software and hardware elements of a product, has been successful with some consumer products such as personal computers, mobile phones, and digital music players. We also offer vertically-integrated hardware and software products; however, efforts to compete with the vertically integrated model may increase our cost of sales and reduce our operating margins.

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

Third parties may claim we infringe their intellectual property rights.    From time to time, we receive notices from others claiming we infringe their intellectual property rights. Because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents, it is possible the number of these claims may grow. To resolve these claims we may enter into royalty and licensing

PART II

Item 1A

agreements on terms that are less favorable than currently available, stop selling or redesign affected products, or pay damages to satisfy indemnification commitments with our customers. These outcomes may cause operating margins to decline. In addition to money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing, and selling our products that have infringing technologies. In some countries, such as Germany, an injunction can be issued before the parties have fully litigated the validity of the underlying patents. We have made and expect to continue making significant expenditures to settle claims related to the use of technology and intellectual property rights as part of our strategy to manage this risk.

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

PART II

Item 1A

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

We may experience outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic and complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our Web sites and in our data centers, and to introduce new products and services and support existing services such as Bing, Exchange Online, Office 365, SharePoint Online, Xbox LIVE, Windows Azure, Windows Live, and Microsoft Office Web Apps. We also are growing our business of providing a platform and back-end hosting for services provided by third-party businesses to their end customers. Maintaining and expanding this infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

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

PART II

Item 1A

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

We make significant investments in new products and services that may not be profitable.    Our growth depends on our ability to innovate by offering new, and adding value to our existing, software and service offerings. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows PC operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, Windows Live, the Windows Azure Services platform, Office 365 and other cloud-based services offerings, and the Xbox 360 entertainment platform. We will also continue to invest in new software and hardware products, services, and technologies. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. Our degree of success with Windows Phone, for example, will impact our ability to grow our share of the smartphone operating system market. It will also be an important factor in supporting our strategy of delivering value to end users seamlessly over a variety of form factors including PC, phone, and TV device classes. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

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

PART II

Item 1A

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

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions may result in higher effective tax rates for the company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

Our vertically-integrated hardware and software products may experience quality or supply problems.    Our hardware products such as the Xbox 360 console and other hardware devices we design and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. We obtain some components of our hardware devices from sole suppliers. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Either component shortages or excess or obsolete inventory may increase our cost of revenue. Xbox 360 consoles are assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

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

PART II

Item 1A

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

January 1, 2012 – January 31, 2012	0	$ 0	0	$ 10,221
February 1, 2012 – February 29, 2012	13,360,900	$ 31.05	13,360,900	$ 9,806
March 1, 2012 – March 31, 2012	18,053,801	$ 32.41	18,053,801	$ 9,221

	31,414,701		31,414,701

During the third quarter of fiscal year 2012, we repurchased 31.4 million shares of Microsoft common stock for $1.0 billion using cash resources. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of March 31, 2012, approximately $9.2 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

PART II

Item 6

ITEM 6. EXHIBITS

10.5*	Microsoft Corporation Deferred Compensation Plan

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement

**	Furnished, not filed.

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

April 19, 2012