Form 10-K
period 2012-06-30
MICROSOFT CORP
filed 2012-07-26
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2012

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of December 31, 2011, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $195,333,665,376 based on the closing sale price as reported on the NASDAQ National Market System. As of July 18, 2012, there were 8,383,396,575 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 28, 2012 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For The Fiscal Year Ended June 30, 2012

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

PART I

ITEM 1. BUSINESS

GENERAL

Microsoft was founded in 1975. Our mission is to enable people and businesses throughout the world to realize their full potential by creating technology that transforms the way people work, play, and communicate. We develop and market software, services, and hardware that deliver new opportunities, greater convenience, and enhanced value to people’s lives. We do business worldwide and have offices in more than 100 countries.

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

Examples of cloud-based computing services we offer include:

•

Microsoft Office 365, an online suite that enables people to work from virtually anywhere at any time with simple, familiar collaboration and communication solutions, including Microsoft Office, Exchange, SharePoint, and Lync;

•	Xbox LIVE service, which enables online gaming, social networking, and access to a wide range of video, gaming, and entertainment content;

•	Microsoft Dynamics CRM Online customer relationship management services for sales, service, and marketing professionals provided through a familiar Microsoft Outlook interface;

PART I

Item 1

•	Bing, our Internet search engine that finds and organizes the answers people need so they can make faster, more informed decisions;

•	Skype, which allows users to connect with friends, family, clients, and colleagues through a variety of devices; and

•

the Azure family of platform and database services that helps developers connect applications and services in the cloud or on premise. These services include Windows Azure, a scalable operating system with computing, storage, hosting, and management capabilities, and Microsoft SQL Azure, a relational database.

We also conduct research and develop advanced technologies for future software and hardware products and services. We believe that we will continue to grow and meet our customers’ needs by delivering compelling, new, high-value solutions through our integrated software, hardware, and services platforms, creating new opportunities for partners, improving customer satisfaction, and improving our service excellence, business efficacy, and internal processes.

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

Windows & Windows Live Division

Windows & Windows Live Division (“Windows Division”) develops and markets PC operating systems, related software and online services, and PC hardware products. This collection of software, hardware, and services is designed to empower individuals, companies, and organizations and simplify everyday tasks through seamless operations across the user’s hardware and software and efficient Web browsing. User demand for mobility is increasing; as a result, we are working to increase the number of scenarios and devices that Windows enables.

Windows Division revenue growth is largely correlated to the growth of the PC market worldwide, as approximately 75% of total Windows Division revenue comes from Windows operating system software purchased by original equipment manufacturers (“OEMs”), which they pre-install on equipment they sell. In addition to PC market volume changes, Windows revenue is impacted by:

•	PC market changes driven by shifts between developed markets and emerging markets, consumer PCs and business PCs, and among varying forms of computing devices;

•	the attachment of Windows to PCs shipped and changes in inventory levels within the OEM channel; and

•

pricing changes and promotions, pricing variation that occurs when the mix of PCs manufactured shifts from local and regional system builders to large, multinational OEMs, and different pricing of Windows versions licensed.

Principal Products and Services:    Windows 7 operating system; Windows Live suite of applications and web services; and PC hardware products.

The next version of our operating system, Windows 8, will be generally available on October 26, 2012. At that time, we will begin selling the Surface, a series of Microsoft-designed and manufactured hardware devices.

PART I

Item 1

Competition

The Windows operating system faces competition from various commercial software products and from alternative platforms and devices, mainly from Apple and Google. We believe Windows competes effectively by giving customers choice, value, flexibility, security, an easy-to-use interface, compatibility with a broad range of hardware and software applications, including those that enable productivity, and the largest support network for any operating system. Additionally, Windows 8 will run on both x86 and ARM architecture, enabling an even wider range of devices that run Windows. The Windows 8 operating system will include the Windows Store, an online application marketplace. This marketplace will benefit our developer and partner ecosystems by providing access to a large customer base and will benefit Windows users by providing centralized access to certified applications.

Windows Live software and services compete with similar software and service products from Apple, Google, Yahoo!, and a wide array of websites and portals that provide communication and sharing tools and services.

Our PC hardware products face competition from computer and other hardware manufacturers, many of which are also current or potential partners.

Server and Tools

Server and Tools develops and markets server software, software developer tools, services, and solutions that are designed to make information technology professionals and developers and their systems more productive and efficient. Server software is integrated server infrastructure and middleware designed to support software applications built on the Windows Server operating system. This includes the server platform, database, business intelligence, storage, management and operations, virtualization, service-oriented architecture platform, security and identity software. Server and Tools also builds standalone and software development lifecycle tools for software architects, developers, testers, and project managers. Server offerings can be run on-site, in a partner-hosted environment, or in a Microsoft-hosted environment.

Our cloud-based services comprise a scalable operating system with computing, storage, management, and database capabilities, from which customers can run enterprise workloads and web applications. These services also include a platform that helps developers connect applications and services in the cloud or on premise. Our goal is to enable customers to devote more resources to development and use of applications that benefit their businesses, rather than managing on-premises hardware and software. We are unique in our ability to provide customers hybrid solutions that bring together the benefits of traditional on-site offerings with cloud-based services.

Server and Tools offers a broad range of enterprise consulting and product support services (“Enterprise Services”) that assist customers in developing, deploying, and managing Microsoft server and desktop solutions. In addition, Windows Embedded extends the power of Windows and the cloud to intelligent systems by delivering specialized operating systems, tools, and services. Server and Tools also provides training and certification to developers and information technology professionals for our Server and Tools, Microsoft Business Division, and Windows & Windows Live Division products and services.

Approximately 55% of Server and Tools revenue comes primarily from multi-year volume licensing agreements, approximately 25% is purchased through transactional volume licensing programs, retail packaged product and licenses sold to OEMs, and the remainder comes from Enterprise Services.

Principal Products and Services:    Windows Server operating systems; Windows Azure; Microsoft SQL Server; SQL Azure; Windows Intune; Windows Embedded; Visual Studio; Silverlight; System Center products; Microsoft Consulting Services; and Premier product support services.

PART I

Item 1

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

We compete to provide enterprise-wide computing solutions and point solutions with numerous commercial software vendors that offer solutions and middleware technology platforms, software applications for connectivity (both Internet and intranet), security, hosting, database, and e-business servers. IBM and Oracle lead a group of companies focused on the Java Platform Enterprise Edition that compete with our enterprise-wide computing solutions. Commercial competitors for our server applications for PC-based distributed client/server environments include CA Technologies, IBM, and Oracle. Our Web application platform software competes with open source software such as Apache, Linux, MySQL, and PHP. In middleware, we compete against Java middleware such as Geronimo, JBoss, and Spring Framework.

Our system management solutions compete with server management and server virtualization platform providers, such as BMC, CA Technologies, Hewlett-Packard, IBM, and VMware. Our database, business intelligence, and data warehousing solutions offerings compete with products from IBM, Oracle, SAP, and other companies. Our products for software developers compete against offerings from Adobe, IBM, Oracle, other companies, and open-source projects, including Eclipse (sponsored by CA Technologies, IBM, Oracle, and SAP), PHP, and Ruby on Rails, among others.

Our embedded systems compete in a highly fragmented environment in which key competitors include IBM, Intel, and versions of embeddable Linux from commercial Linux vendors such as Metrowerks and MontaVista Software.

Our cloud-based services face diverse competition from companies such as Amazon, Google, Salesforce.com, and VMware. SQL Azure specifically faces competition from IBM, Oracle, and other open source offerings. The Enterprise Services business competes with a number of diverse companies, including multinational consulting firms and small niche businesses focused on specific technologies.

We believe our server products, cloud-based services, and Enterprise Services provide customers with advantages in performance, total costs of ownership, and productivity by delivering superior applications, development tools, compatibility with a broad base of hardware and software applications, security, and manageability.

Online Services Division

Online Services Division (“OSD”) develops and markets information and content designed to help people simplify tasks and make more informed decisions online, and help advertisers connect with audiences. OSD offerings include Bing, MSN, adCenter, and advertiser tools. Bing and MSN generate revenue through the sale of search and display advertising, accounting for nearly all of OSD’s annual revenue. Expanding Bing beyond a standalone consumer search engine, we continue to expand our use of Bing’s technology by integrating the platform into other Microsoft products, including Xbox 360 and Windows Phone, to enhance those offerings.

In December 2009, we entered into an agreement with Yahoo! to provide the exclusive algorithmic and paid search platform for Yahoo! websites worldwide. We have completed the worldwide algorithmic transition and the paid search transition in the U.S., Canada, U.K., France, Germany, and several other markets, and are transitioning paid search in the remaining international markets. We believe this agreement is allowing us to improve the effectiveness and increase the relevance of our search offering through greater scale in search queries and an expanded and more competitive search and advertising marketplace.

Principal Products and Services:    Bing; MSN; adCenter; and Atlas online tools for advertisers.

PART I

Item 1

Competition

OSD competes with Google and a wide array of websites and portals that provide content and online offerings to end users. Our success depends on our ability to attract new users, understand intent, and match intent with relevant content and advertiser offerings. We believe we can attract new users by continuing to offer new and compelling products and services and to further differentiate our offerings by providing a broad selection of content and by helping users make faster, more informed decisions and take action more quickly by providing relevant search results, expanded search services, and deeply-integrated social recommendations.

Microsoft Business Division

Microsoft Business Division (“MBD”) offerings consist of the Microsoft Office system (comprising mainly Office, Office 365, SharePoint, Exchange, and Lync) and Microsoft Dynamics business solutions, which may be delivered either on premise or as a cloud-based service. The Microsoft Office system is designed to increase personal, team, and organization productivity through a range of programs, services, and software solutions and generates over 90% of MBD revenue. Growth in Office depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other areas such as content management, enterprise search, collaboration, unified communications, and business intelligence. Microsoft Dynamics products provide business solutions for financial management, customer relationship management (“CRM”), supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises.

Approximately 80% of MBD revenue is generated from sales to businesses, which includes Microsoft Office system revenue generated through volume licensing agreements and Microsoft Dynamics revenue. Revenue from sales to businesses generally depends upon the number of information workers in a licensed enterprise and is therefore relatively independent of the number of PCs sold in a given year. Approximately 20% of MBD revenue is derived from sales to consumers, which includes revenue from retail packaged product sales and OEM revenue. This revenue generally is affected by the level of PC shipments and by product launches.

Principal Products and Services:    Microsoft Office; Microsoft Exchange; Microsoft SharePoint; Microsoft Lync; Microsoft Office Project and Office Visio; Microsoft Dynamics ERP and Dynamics CRM; Microsoft Office 365, which is an online services offering of Microsoft Office, Exchange, SharePoint, and Lync; and Microsoft Office Web Apps, which are the online companions to Microsoft Word, Excel, PowerPoint, and OneNote.

Competition

Competitors to the Microsoft Office system include software application vendors such as Adobe, Apple, Cisco, Google, IBM, Oracle, SAP, and numerous Web-based competitors as well as local application developers in Asia and Europe. Apple distributes versions of its application software products with various models of its PCs and through its mobile devices. Cisco is using its position in enterprise communications equipment to grow its unified communications business. IBM has a measurable installed base with its office productivity products. Google provides a hosted messaging and productivity suite that competes with the Microsoft Office system. Web-based offerings competing with individual applications can also position themselves as alternatives to Microsoft Office system products. We believe our products compete effectively based on our strategy of providing powerful, flexible, secure, easy to use solutions that work well with technologies our customers already have and are available on a device or via the cloud.

Our Microsoft Dynamics products compete with vendors such as Oracle and SAP in the market for large organizations and divisions of global enterprises. In the market focused on providing solutions for small and mid-sized businesses, our Microsoft Dynamics products compete with vendors such as Infor and Sage. Additionally, Salesforce.com’s on-demand CRM offerings compete directly with Microsoft Dynamics CRM Online and Microsoft Dynamics CRM’s on-premise offerings.

PART I

Item 1

Entertainment and Devices Division

Entertainment and Devices Division (“EDD”) develops and markets products and services designed to entertain and connect people. The Xbox 360 entertainment platform, including Kinect, is designed to provide a unique variety of entertainment choices through the use of our devices, peripherals, content, and online services. Skype is designed to connect friends, family, clients, and colleagues through a variety of devices. Windows Phone is designed to bring users closer to the people, applications, and content they need, while providing unique capabilities such as Microsoft Office and Xbox LIVE. Through a strategic alliance, Windows Phone and Nokia are jointly creating new mobile products and services and extending established product and services to new markets.

Principal Products and Services:    Xbox 360 gaming and entertainment console, Kinect for Xbox 360, Xbox 360 video games, Xbox 360 accessories; Xbox LIVE; Skype; and Windows Phone.

Competition

Entertainment and devices businesses are highly competitive, characterized by rapid product life cycles, frequent introductions of new products and game titles, and the development of new technologies. The markets for our products are characterized by significant price competition, and we anticipate continued pricing pressure from our competitors. Our competitors vary in size from very small companies with limited resources to very large, diversified corporations with substantial financial and marketing resources. We compete primarily on the basis of product quality and variety, timing of product releases, and effectiveness of distribution and marketing.

Our Xbox gaming and entertainment business competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. The lifecycle for gaming and entertainment consoles averages five to 10 years. We released Xbox 360, our second generation console, in November 2005. Nintendo and Sony released new versions of their game consoles in late 2006. We believe the success of gaming and entertainment consoles is determined by the availability of games for the console, providing exclusive game content that gamers seek, the computational power and reliability of the console, and the ability to create new experiences via online services, downloadable content, and peripherals. In addition to Nintendo and Sony, our businesses compete with both Apple and Google in offering content products and services to the consumer. We believe the Xbox 360 entertainment platform is positioned well against competitive products and services based on significant innovation in hardware architecture, user interface, developer tools, online gaming and entertainment services, and continued strong exclusive content from our own game franchises as well as other digital content offerings.

Windows Phone faces competition primarily from Apple, Google, and Research In Motion. Skype competes primarily with Apple and Google, which offer a selection of instant messaging, voice, and video communication products.

OPERATIONS

We have operations centers that support all operations in their regions, including customer contract and order processing, credit and collections, information processing, and vendor management and logistics. The regional center in Ireland supports the European, Middle Eastern, and African region; the center in Singapore supports the Japan, India, Greater China, and Asia-Pacific region; and the centers in Fargo, North Dakota, Fort Lauderdale, Florida, Puerto Rico, Redmond, Washington, and Reno, Nevada support Latin America and North America. In addition to the operations centers, we also operate data centers throughout the Americas, Europe, and Asia regions.

To serve the needs of customers around the world and to improve the quality and usability of products in international markets, we localize many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes, and translating text.

We contract most of our manufacturing activities for Xbox 360 and related games, Kinect for Xbox 360, various retail software packaged products, Surface devices, and Microsoft PC hardware to third parties. Our products may include some components that are available from only one or limited sources. Our Xbox 360 console and Kinect for Xbox

PART I

Item 1

360 include key components that are supplied by a single source. The integrated central processing unit/graphics processing unit is purchased from IBM, and the supporting embedded dynamic random access memory chips are purchased from Taiwan Semiconductor Manufacturing Company. Sole source suppliers also will produce key components of our Surface devices. We generally have the ability to use other manufacturers if the current vendor becomes unavailable or unable to meet our requirements. We generally have multiple sources for raw materials, supplies, and components, and are often able to acquire component parts and materials on a volume discount basis.

RESEARCH AND DEVELOPMENT

During fiscal years 2012, 2011, and 2010, research and development expense was $9.8 billion, $9.0 billion, and $8.7 billion, respectively. These amounts represented 13%, 13%, and 14%, respectively, of revenue in each of those years. We plan to continue to make significant investments in a broad range of research and development efforts.

Product Development and Intellectual Property

We develop most of our software products and services internally. Internal development allows us to maintain competitive advantages that come from closer technical control over our products and services. It also gives us the freedom to decide which modifications and enhancements are most important and when they should be implemented. We strive to obtain information as early as possible about changing usage patterns and hardware advances that may affect software design. Before releasing new software platforms, we provide application vendors with a range of resources and guidelines for development, training, and testing. Generally, we also create product documentation internally.

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 31,000 U.S. and international patents issued and over 38,000 pending. While we employ much of our internally developed intellectual property exclusively in Microsoft products and services, we also engage in outbound and inbound licensing of specific patented technologies that are incorporated into licensees’ or Microsoft’s products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We also purchase or license technology that we incorporate into our products or services.

While it may be necessary in the future to seek or renew licenses relating to various aspects of our products and business methods, we believe, based upon past experience and industry practice, such licenses generally could be obtained on commercially reasonable terms. We believe our continuing research and product development are not materially dependent on any single license or other agreement with a third party relating to the development of our products.

Investing in the Future

Microsoft’s success is based on our ability to create new and compelling products, services, and experiences for our users, initiate and embrace disruptive technology trends, to enter new geographic and product markets, and to drive broad adoption of our products and services. We invest in a range of emerging technology trends and breakthroughs that we believe offer significant opportunities to deliver value to our customers and growth for the company. We maintain our long-term commitment to research and development across a wide spectrum of technologies, tools, and platforms spanning communication and collaboration, information access and organization, entertainment, business and e-commerce, advertising, and devices.

While our main research and development facilities are located in Redmond, Washington, we also operate research and development facilities in other parts of the U.S. and around the world, including Canada, China, Denmark, Estonia, Germany, India, Ireland, Israel, and the United Kingdom. This global approach helps us remain competitive in local markets and enables us to continue to attract top talent from across the world. We generally fund research at

PART I

Item 1

the corporate level to ensure that we are looking beyond immediate product considerations to opportunities further in the future. We also fund research and development activities at the business segment level. Much of our business segment level research and development is coordinated with other segments and leveraged across the company.

In addition to our main research and development operations, we also operate Microsoft Research. Microsoft Research is one of the world’s largest computer science research organizations, and works in close collaboration with top universities around the world to advance the state-of-the-art in computer science, providing us a unique perspective on future technology trends.

Based on our assessment of key technology trends and our broad focus on long-term research and development, we see significant opportunities to drive future growth in smart connected devices, cloud computing, entertainment, search, communications, and productivity.

DISTRIBUTION, SALES, AND MARKETING

We market and distribute our products and services primarily through the following channels: OEM; distributors and resellers; and online.

OEM

We distribute software through OEMs that pre-install our software on new PCs, servers, smartphones, and other intelligent devices that they sell to end customers. The largest component of the OEM business is the Windows operating system pre-installed on PCs. OEMs also sell hardware pre-installed with other Microsoft products, including server and embedded operating systems and applications such as our Microsoft Office suite. In addition to these products, we also market through OEMs software services such as our Windows Live Essentials suite.

There are two broad categories of OEMs. The largest OEMs, many of which operate globally, are referred to as “Direct OEMs,” as our relationship with them is managed through a direct agreement between Microsoft and the manufacturer. We have distribution agreements covering one or more of our products with virtually all of the multinational OEMs, including Acer, ASUS, Dell, Fujitsu, HTC, Hewlett-Packard, LG, Lenovo, Nokia, Samsung, Sony, Toshiba, and with many regional and local OEMs. The second broad category of OEMs consists of lower-volume PC manufacturers (also called “system builders”), which source their Microsoft software for pre-installation and local redistribution primarily through the Microsoft distributor channel rather than through a direct agreement or relationship with Microsoft. Some of the distributors in the Microsoft distributor channel are global, such as Ingram Micro and Tech Data, but most operate at a local or regional level.

Distributors and Resellers

Many organizations that license our products and services through enterprise agreements transact directly with us, with sales support from solution integrators, independent software vendors, web agencies, and developers that advise organizations on licensing our products and services (“Enterprise Software Advisors”). Organizations also license our products and services indirectly, primarily through large account resellers (“LARs”), distributors, value-added resellers (“VARs”), OEMs, system builder channels, and retailers. Although each type of reselling partner reaches organizations of all sizes, LARs are primarily engaged with large organizations, distributors resell primarily to VARs, and VARs typically reach small-sized and medium-sized organizations. Enterprise Software Advisors typically are also authorized as LARs and operate as resellers for our other licensing programs, such as the Select Plus and Open licensing programs discussed under “Licensing Options” below. Some of our distributors include Ingram Micro and Tech Data, and some of our largest resellers include CDW, Dell, Insight Enterprises, and Software House International. Our Microsoft Dynamics software offerings are licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services. We distribute our retail packaged products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets, including Microsoft Stores. Individual consumers obtain these products primarily through retail outlets, such as Wal-Mart and Dixons. We have a network of field sales representatives and field support personnel that solicits orders from distributors and resellers, and provides product training and sales support.

PART I

Item 1

Online

Although client-based software will continue to be an important part of our business, increasingly we are delivering additional value to customers through cloud-based services. We provide online content and services to consumers through Bing, MSN portals and channels, Microsoft Office Web Apps, Windows Phone Marketplace, Xbox LIVE, and Zune Marketplace. We provide content and services to business users through the Microsoft Online Services platform, which includes cloud-based services such as Exchange Online, Microsoft Dynamics CRM Online, Microsoft Lync, Microsoft Office 365, Microsoft Office Communications Online, Microsoft Office Live Meeting, SQL Azure, SharePoint Online, Windows Azure, and Windows Intune. Other services delivered online include our online advertising platform with offerings for advertisers, as well as Microsoft Developer Networks subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling our products and solutions. We also sell our products through our online store, microsoftstore.com.

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

Open Licensing

Designed primarily for small-to-medium organizations, Open Programs allows customers to acquire perpetual or subscription licenses and, at the customer’s election, rights to future versions of software products over a specified time period (two or three years depending on the Open Programs used). The offering that conveys rights to future versions of certain software products over the contract period is called software assurance. Software assurance also provides support, tools, and training to help customers deploy and use software efficiently. Open Programs has several variations to fit customers’ diverse way of purchasing. Under the Open License Program, customers can acquire licenses only, or licenses with software assurance. They can also renew software assurance upon the expiration of existing volume licensing agreements.

Select Plus Licensing

Designed primarily for medium-to-large organizations, the Select Plus Program allows customers to acquire perpetual licenses and, at the customer’s election, software assurance over a specified time period (generally three years or less). Similar to Open Programs, the Select Plus Program allows customers to acquire licenses only, acquire licenses with software assurance, or renew software assurance upon the expiration of existing volume licensing agreements. Online services are also available for purchase through the Select Plus Program, and subscriptions are generally structured with terms between one and three years.

Services Provider Licensing

The Microsoft Services Provider License Agreement (“SPLA”) is a program targeted to service providers and Independent Software Vendors (“ISVs”) allowing these partners to provide software services and hosted applications to their end customers. Agreements are generally structured with a three-year term, and partners are billed monthly based upon consumption.

PART I

Item 1

Enterprise Agreement Licensing

Enterprise agreements are targeted at medium and large organizations that want to acquire licenses to Online Services and/or software products, along with software assurance, for all or substantial parts of their enterprise. Enterprises can elect to either acquire perpetual licenses or, under the Enterprise Subscription Program, can acquire non-perpetual, subscription agreements for a specified time period (generally three years). Online Services are also available for purchase through the Enterprise agreement and subscriptions are generally structured with three year terms.

CUSTOMERS

Our customers include individual consumers, small- and medium-sized organizations, enterprises, governmental institutions, educational institutions, Internet service providers, application developers, and OEMs. Consumers and small- and medium-sized organizations obtain our products primarily through distributors, resellers, and OEMs. No sales to an individual customer accounted for more than 10% of fiscal year 2012, 2011, or 2010 revenue. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of July 26, 2012 were as follows:

Name	Age	Position with the Company

Steven A. Ballmer	56	Chief Executive Officer
Lisa E. Brummel	52	Chief People Officer
Kurt D. DelBene	52	President, Microsoft Office Division
Peter S. Klein	49	Chief Financial Officer
Craig J. Mundie	63	Chief Research and Strategy Officer
Satya Nadella	44	President, Server and Tools Business
Steven Sinofsky	46	President, Windows & Windows Live Division
Bradford L. Smith	53	Executive Vice President; General Counsel; Secretary
B. Kevin Turner	47	Chief Operating Officer

Mr. Ballmer was appointed Chief Executive Officer in January 2000. He served as President from July 1998 to February 2001. Previously, he had served as Executive Vice President, Sales and Support since February 1992. Mr. Ballmer joined Microsoft in 1980.

Ms. Brummel was named Senior Vice President, Human Resources in December 2005 and in 2011 her title changed to Chief People Officer. She had been Corporate Vice President, Human Resources since May 2005. From May 2000 to May 2005, she had been Corporate Vice President of the Home & Retail Division. Since joining Microsoft in 1989, Ms. Brummel has held a number of management positions at Microsoft, including General Manager of Consumer Productivity Business, Product Unit Manager of the Kids Business, and Product Unit Manager of Desktop and Decision Reference Products.

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

PART I

Item 1

Mr. Mundie was named Chief Research and Strategy Officer in June 2006. He had been Senior Vice President and Chief Technical Officer, Advanced Strategies and Policy since August 2001. He was named Senior Vice President, Consumer Platforms in February 1996. Mr. Mundie joined Microsoft in 1992.

Mr. Nadella was named President, Server and Tools in February 2011. He previously held other leadership positions at Microsoft including Senior Vice President Research and Development for the Online Services Division since 2008 and Corporate Vice President, Research and Development for the Advertising Platform since 2007. From 2000 to 2007, Mr. Nadella led Microsoft Business Solutions. Prior to that, he spent several years leading engineering efforts in Microsoft’s Server group. Mr. Nadella joined Microsoft in 1992.

Mr. Sinofsky was named President, Windows & Windows Live Division in July 2009. He served as Senior Vice President of the Windows & Windows Live Engineering Group since December 2006 and Senior Vice President, Office from December 1999 to December 2006. He had been Vice President, Office since December 1998. Mr. Sinofsky joined the Office team in 1994, increasing his responsibility with each subsequent release of the desktop suite. Mr. Sinofsky joined Microsoft in 1989.

Mr. Smith was named Senior Vice President, General Counsel, and Secretary in November 2001 and in 2011 his title changed to Executive Vice President, General Counsel, and Secretary. Mr. Smith was also named Chief Compliance Officer effective July 2002. He had been Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. Mr. Smith joined Microsoft in 1993.

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

EMPLOYEES

As of June 30, 2012, we employed approximately 94,000 people on a full-time basis, 55,000 in the U.S. and 39,000 internationally. Of the total, 36,000 were in product research and development, 25,000 in sales and marketing, 18,000 in product support and consulting services, 6,000 in manufacturing and distribution, and 9,000 in general and administration. Our success is highly dependent on our ability to attract and retain qualified employees. None of our employees are subject to collective bargaining agreements.

AVAILABLE INFORMATION

Our Internet address is www.microsoft.com. At our Investor Relations website, www.microsoft.com/investor, we make available free of charge a variety of information for investors. Our goal is to maintain the Investor Relations website as a portal through which investors can easily find or navigate to pertinent information about us, including:

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

PART I

Item 1, 1A

•	other news and announcements that we may post from time to time that investors might find useful or interesting; and

•	opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.

The information found on our website is not part of this or any other report we file with, or furnish to, the SEC.

ITEM 1A. RISK FACTORS

Our operations and financial results are subject to various risks and uncertainties, including those described below, that could adversely affect our business, financial condition, results of operations, cash flows, and the trading price of our common stock.

We face intense competition across all markets for our products and services, which may lead to lower revenue or operating margins.

Competition in the technology sector.    Our competitors range in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower product lines may let them be more effective in deploying technical, marketing, and financial resources. Barriers to entry in our businesses generally are low and software products can be distributed broadly and quickly at relatively low cost. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Our ability to remain competitive depends on our success in making innovative products that appeal to businesses and consumers.

Competition among platforms, ecosystems, and devices.    An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A well-established ecosystem creates beneficial network effects among users, application developers and the platform provider that can accelerate growth. Establishing significant scale in the marketplace is necessary to achieve and maintain competitive margins. The strategic importance of a vibrant ecosystem increases as we launch the Windows 8 operating system, Surface devices, and associated cloud-based services. We face significant competition from firms that provide competing platforms, applications and services.

•

A competing vertically-integrated model, in which a single firm controls the software and hardware elements of a product and related services, has been successful with some consumer products such as personal computers, mobile phones, gaming consoles, and digital music players. These competitors also earn revenue from services that are integrated with the hardware and software platform. We also offer vertically-integrated hardware and software products and services; however, our competitors have been in the market longer and in some cases have established significantly large user bases. Efforts to compete with the vertically integrated model will increase our cost of revenue and reduce our operating margins.

•

We derive substantial revenue from licenses of Windows operating systems on personal computers. The proliferation of alternative devices and form factors, in particular mobile devices such as smartphones and tablet computers, creates challenges from competing software platforms. These devices compete on multiple bases including price and the perceived utility of the device and its platform. Users may increasingly turn to these devices to perform functions that would have been performed by personal computers in the past. Even if many users view these devices as complementary to a personal computer, the prevalence of these devices may make it more difficult to attract applications developers to our platforms. In addition, our Surface devices will compete with products made by our OEM partners, which may affect their commitment to our platform.

•

Competing platforms have applications marketplaces (sometimes referred to as “stores”) with scale and significant installed bases on mobile devices. These applications leverage free and user-paid services that over time result in disincentives for users to switch to competing platforms. In order to compete, we must successfully enlist developers to write applications for our marketplace and ensure that these applications have high quality, customer appeal and value. Efforts to compete with these application marketplaces may increase our cost of revenue and lower our operating margins.

PART I

Item 1A

Business model competition.    Companies compete with us based on a growing variety of business models.

•

Under the license-based proprietary software model that generates most of our revenue, we bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from licensing our products. Many of our competitors also develop and sell software to businesses and consumers under this model and we expect this competition to continue.

•

Other competitors develop and offer free online services and content, and make money by selling third-party advertising. Advertising revenues fund development of products and services these competitors provide to users at no or little cost, competing directly with our revenue-generating products.

•

Some companies compete with us using an open source business model by modifying and then distributing open source software at nominal cost to end users and earning revenue on advertising or complementary services and products. These firms do not bear the full costs of research and development for the software. Some open source software vendors develop software that mimics the features and functionality of our products.

The competitive pressures described above may result in decreased sales volumes, price reductions, and/or increased operating costs, such as for marketing and sales incentives. This may lead to lower revenue, gross margins, and operating income.

Our increasing focus on devices and services presents execution and competitive risks.    A growing part of our strategy involves cloud-based services used with smart client devices. Our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and in some cases the user’s choice of which suite of cloud-based services to use. We are devoting significant resources to develop and deploy our own competing cloud-based software plus services strategies. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provide us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

•	continuing to bring to market compelling cloud-based experiences that generate increasing traffic and market share;

•	maintaining the utility, compatibility, and performance of our cloud-based services on the growing array of computing devices, including PCs, smartphones, tablets, and television-related devices;

•	continuing to enhance the attractiveness of our cloud platforms to third-party developers; and

•	ensuring that our cloud-based services meet the reliability expectations of our customers and maintain the security of their data.

We make significant investments in new products and services that may not be profitable. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, the Windows Store, the Windows Azure Services platform, Office 365, other cloud-based services offerings, and the Xbox 360 entertainment platform. We will also continue to invest in new software and hardware products, services, and technologies, such as the Surface line of Microsoft-designed and manufactured devices announced in June 2012. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

PART I

Item 1A

In fall 2012, we are launching Windows 8, a major new release of our PC operating system that seeks to deliver a unique user experience through well-integrated software, hardware, and services. Its success depends on a number of factors including the extent to which customers embrace its new user interface and functionality, successfully coordinating with our OEM partners in releasing a variety of hardware devices that take advantage of its features, and attracting developers at scale to ensure a competitive array of quality applications. We expect to incur substantial marketing costs in launching Window 8 and associated services and devices, which may reduce our operating margins.

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

Third parties may claim we infringe their intellectual property rights.    From time to time, we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, and the rapid rate of issuance of new patents. To resolve these claims we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products, or pay damages to satisfy indemnification commitments with our customers. These outcomes may cause operating margins to decline. In addition to money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing, and selling our products that have infringing technologies. In some countries, such as Germany, an injunction can be issued before the parties have fully litigated the validity of the underlying patents. We have made and expect to continue making significant expenditures to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk.

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

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.

Security of Microsoft’s information technology.    Maintaining the security of computers and computer networks is paramount for us and our customers. Threats to information technology (“IT”) security can take a variety of forms. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products and services and gain access to our networks and data centers. Groups of hackers may also act in a coordinated manner to launch distributed denial of service attacks, or other coordinated attacks. Sophisticated organizations or individuals may launch targeted attacks using novel methods to gain access to computers running our software. These threats may result in breaches of our network or data security, disruptions of our internal systems and business applications, impairment of our ability to provide services to our customers, product development delays, harm to our competitive position from the compromise of confidential business information, or other negative impacts on our business.

PART I

Item 1A

In addition, our internal IT environment continues to evolve. Often we are early adopters of new devices and technologies. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. These practices can enhance efficiency and business insight, but they also present risks that our business policies and internal security controls may not keep pace with the speed of these changes.

Security of our customers’ products and services.    Security threats are a particular challenge to companies like us whose business is technology products and services. The threats to our own IT infrastructure also affect our customers. Customers using our cloud services rely on the security of our infrastructure to ensure the reliability of our services and the protection of their data. Hackers tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect them to continue to do so. The security of our products and services is an important consideration in our customers’ purchasing decisions.

We devote significant resources to defend against security threats, both to our internal IT systems and those of our customers. These include:

•	engineering more secure products and services;

•	enhancing security and reliability features in our products and services, and continuously evaluating and updating those security and reliability features;

•	improving the deployment of software updates to address security vulnerabilities;

•	investing in mitigation technologies that help to secure customers from attacks even when such software updates are not deployed;

•	protecting the digital security infrastructure that ensures the integrity of our products and services;

•	helping our customers make the best use of our products and services to protect against computer viruses and other attacks; and

•	providing customers online automated security tools, published security guidance, and security software such as firewalls and anti-virus software.

The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products and services could cause significant reputational harm and lead some customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Any of these actions by customers could adversely affect our revenue. Actual or perceived vulnerabilities may lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand all legal challenges. Legislative or regulatory action may increase the costs to develop or implement our products and services.

Improper disclosure of personal data could result in liability and harm our reputation.    As we continue to execute our strategy of increasing the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable information of our customers. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies. Despite these efforts, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information that we or our vendors store and manage. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers to store and process personal data on premise or, increasingly, in a cloud-based environment we host. We believe consumers using our email, messaging, storage, sharing, and social networking services will increasingly want efficient, centralized methods of choosing their privacy preferences and controlling their data. Perceptions that our products or services do not adequately protect the

PART I

Item 1A

privacy of personal information could inhibit sales of our products or services, and could constrain consumer and business adoption of our cloud-based solutions.

We may experience outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic and complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our websites and in our data centers, and to introduce new products and services and support existing services such as Bing, Exchange Online, Office 365, SharePoint Online, Skype, Xbox LIVE, Windows Azure, Windows Live, and Microsoft Office Web Apps. We also are growing our business of providing a platform and back-end hosting for services provided by third-party businesses to their end customers. Maintaining and expanding this infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

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

PART I

Item 1A

•

We are subject to a variety of ongoing commitments as a result of court or administrative orders, consent decrees or other voluntary actions we have taken. If we fail to comply with these commitments we may incur litigation costs and be subject to fines or other remedial actions. For example, in July 2012 we announced that, for some PCs sold in Europe, we were not in compliance with our 2009 agreement to display a “Browser Choice Screen” on Windows PCs where Internet Explorer is the default browser.

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

We make significant investments in new products and services that may not be profitable.    Our growth depends on our ability to create new and higher value product and service offerings. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows PC operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, the Windows Store, the Windows Azure Services platform, Office 365, other cloud-based services offerings, and the Xbox 360 entertainment platform. In June 2012, we announced the Surface line of Microsoft-designed and manufactured devices. We will also continue to invest in new software and hardware products, services, and technologies. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. Our degree of success with Windows Phone, for example, will impact our ability to grow our share of the smartphone operating system market. It will also be an important factor in supporting our strategy of delivering value to end users seamlessly over a variety of form factors including PC, phone, and TV device classes. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

Adverse economic conditions may harm our business.    Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions, may result in lower information technology spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our revenue will be adversely affected. Our product distribution system also relies on an extensive partner and retail network. Original equipment manufacturers (“OEMs”) building devices that run our software have also been a significant means of distribution. The impact of economic conditions on our partners, such as the bankruptcy of a major distributor, OEM, or retailer, could result in sales channel disruption. Challenging economic conditions also may impair the ability of our customers to pay for products and

PART I

Item 1A

services they have purchased. As a result, allowances for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that have affected global financial markets. A significant part of our investment portfolio consists of U.S. government securities. If global credit and equity markets experience prolonged periods of decline, or if there is a downgrade of U.S. government debt, our investment portfolio may be adversely impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results.

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

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective tax rates for the company. In addition, there have been proposals to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted it could have a material adverse impact on our tax expense and cash flow.

Our hardware and software products may experience quality or supply problems.    Our vertically-integrated hardware products such as the Xbox 360 console, Surface devices, and other hardware devices we design and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. We obtain some components of our hardware devices from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the amount of capacity available to us. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Either component shortages or excess or obsolete inventory may increase our cost of revenue. Xbox 360 consoles are assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

Our stand-alone software products may also experience quality or reliability problems. The highly sophisticated software products we develop may contain bugs and other defects that interfere with their intended operation. Any defects we do not detect and fix in pre-release testing could result in reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenge.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.    We acquire other companies and may not realize all the economic benefit from those acquisitions, which could result in an impairment of goodwill or intangibles. Under accounting principles generally accepted in the United States (“U.S. GAAP”), we review our amortizable intangible assets for impairment when

PART I

Item 1A

events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations. For example, in July 2012, we announced a $6.2 billion charge for the impairment of goodwill in our Online Services Division business segment.

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

Catastrophic events or geo-political conditions may disrupt our business.    A disruption or failure of our systems or operations because of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or information technology systems could harm our ability to conduct normal business operations. Our move toward providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans, and magnifies the potential impact of prolonged service outages on our operating results. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers, and may result in supply chain disruptions for hardware manufacturers, either of which may adversely affect our revenue. The long-term effects of climate change on the global economy in general or the information technology industry in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services. New regulations may require us to find alternative compliant and cost-effective methods of distributing our products and services.

Acquisitions, joint ventures and strategic alliances may have an adverse effect on our business.    We expect to continue making acquisitions or entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, or that we experience difficulty integrating new employees, business systems, and technology, or diversion of management’s attention from our other businesses. Our recent acquisition of Skype, for example, provides opportunities to enhance our existing products. The success of our integration of Skype will depend in part on our ability to provide compelling experiences that distinguish us from our competitors in both consumer and business markets. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or market share, or those benefits may ultimately be smaller than anticipated or may not be realized. These events could harm our operating results or financial condition.

PART I

Item 1B, 2, 3, 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2012 that remain unresolved.

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

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5, 6

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 18, 2012, there were 128,992 registered holders of record of our common stock. The high and low common stock sales prices per share were as follows:

Quarter Ended	September 30	December 31	March 31	June 30	Fiscal Year

Fiscal Year 2012

High	$28.15	$27.50	$32.95	$32.89	$32.95
Low	$23.79	$24.26	$26.39	$28.32	$23.79

Fiscal Year 2011

High	$26.41	$28.87	$29.46	$26.87	$29.46
Low	$22.73	$23.78	$24.68	$23.65	$22.73

DIVIDENDS AND SHARE REPURCHASES

See Note 18 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding dividends and share repurchases by quarter. Following are our monthly stock repurchases for the fourth quarter of fiscal year 2012, all of which were purchased as part of publicly announced plans or programs:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

April 1, 2012 – April 30, 2012	404,577	$31.98	404,577	$9,208
May 1, 2012 – May 31, 2012	27,154,632	$30.50	27,154,632	$8,379
June 1, 2012 – June 30, 2012	5,485,035	$28.97	5,485,035	$8,221

	33,044,244		33,044,244

The repurchases were made using cash resources and occurred in the open market.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Year Ended June 30,	2012		2011	2010	2009	2008

Revenue	$73,723		$69,943	$62,484	$58,437	$60,420
Operating income	$21,763	(a)	$27,161	$24,098	$20,363	$22,271	(b)
Net income	$16,978	(a)	$23,150	$18,760	$14,569	$17,681	(b)
Diluted earnings per share	$2.00	(a)	$2.69	$2.10	$1.62	$1.87
Cash dividends declared per share	$0.80		$0.64	$0.52	$0.52	$0.44
Cash, cash equivalents, and short-term investments	$63,040		$52,772	$36,788	$31,447	$23,662
Total assets	$121,271		$108,704	$86,113	$77,888	$72,793
Long-term obligations	$22,220		$22,847	$13,791	$11,296	$6,621
Stockholders’ equity	$66,363		$57,083	$46,175	$39,558	$36,286

(a)	Includes a goodwill impairment charge related to our Online Services Division business segment which decreased operating income and net income by $6.2 billion and diluted earnings per share by $0.73.
(b)	Includes a charge of $1.4 billion (€899 million) related to the fine imposed by the European Commission in February 2008.

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

We generate revenue by developing, licensing, and supporting a wide range of software products and services, including cloud-based services, by designing and selling hardware, and by delivering relevant online advertising to a global audience. Our most significant expenses are related to compensating employees, designing, manufacturing, marketing, and selling our products and services, and income taxes.

Industry Trends

Our industry is dynamic and highly competitive, with frequent changes in both technologies and business models. Each industry shift is an opportunity to conceive new products, new technologies, or new ideas that can further transform the industry and our business. At Microsoft, we push the boundaries of what is possible through a broad range of research and development activities that seek to anticipate the changing demands of customers, industry trends, and competitive forces.

Key Opportunities and Investments

Based on our assessment of key technology trends and our broad focus on long-term research and development of new products and services, we see significant opportunities to drive future growth.

Smart connected devices

The price per unit of processing, storage, and networks continues to decline while at the same time devices increase in capability. As a result, the capabilities and accessibility of PCs, tablets, phones, televisions, and other devices powered by rich software platforms and applications continue to grow. At the same time, the information and services people use increasingly span multiple devices enabled by the adoption of cloud computing.

For example, the delivery and quality of unified entertainment experiences across devices is undergoing dramatic evolution. These rich media experiences include books, magazines, newspapers, games, movies, music, television, and social interactions with family, friends, and colleagues. At Microsoft, our approach is to simplify and increase the accessibility of these entertainment experiences to broaden market penetration of our software, hardware, and services.

Additionally, web content and social connections have increased tremendously as people spend more time online, while discoverability and accessibility has been transforming from direct navigation and document links. There is significant opportunity to deliver products and services that help users make faster, better decisions and complete tasks more simply when using their devices. Our approach is to use machine learning to understand user intent, and differentiate our products and services by focusing on the integration of speech, visual, social, and other elements to simplify people’s interaction with the Internet.

We invest significant resources in enabling and developing smart connected devices that offer a unified, seamless experience across a common platform. Whether a PC, Windows Phone, Xbox 360, or the newly announced Surface

PART II

Item 7

devices, our goal is to provide users with a consistent and compelling experience through a common user interface and our services such as SkyDrive, Xbox LIVE, Bing, Skype, and our Windows Azure cloud platform.

Communications and productivity

The ubiquity of computing and software tools has transformed personal and business productivity. Over the last decade, Microsoft redefined software productivity beyond the rich Office client on the PC. Productivity scenarios now encompass unified communications such as instant messaging, voice, and video communications, business intelligence, collaboration, content management, and relationship management, all of which are increasingly available through server-side applications. These server applications can be hosted in the cloud by the customer, a partner, or by Microsoft. There are significant opportunities to bring to life productivity and communication scenarios across PCs, mobile, and other devices that connect to services. We invest significant resources in our products and services that make this possible – Dynamics, Exchange, Lync, Skype, Office, Office 365, SharePoint, Windows Live, and Windows Phone.

Cloud computing transforming the data center and information technology

Cloud-based solutions provide customers with software, services, and content over the Internet by way of shared computing resources located in centralized data centers. Computing is undergoing a long-term shift from client/server to the cloud, a shift similar in importance and impact to the transition from mainframe to client/server. The shift to the cloud is driven by three important economies of scale: larger data centers can deploy computational resources at significantly lower cost per unit than smaller ones; larger data centers can coordinate and aggregate diverse customer, geographic, and application demand patterns improving the utilization of computing, storage, and network resources; and multi-tenancy lowers application maintenance labor costs for large public clouds. Because of the improved economics, the cloud offers unique levels of elasticity and agility that enables new solutions and applications. For businesses of all sizes, the cloud creates the opportunity to focus on innovation while leaving non-differentiating activities to reliable and cost-effective providers. We are devoting significant resources to developing cloud infrastructure, platforms, and applications including offerings such as Microsoft Dynamics Online, Microsoft SQL Azure, Office 365, Windows Azure, Windows Intune, and Windows Server.

Economic Conditions, Challenges, and Risks

As discussed above, our industry is dynamic and highly competitive. We must anticipate changes in technology and business models. Our model for growth is based on our ability to initiate and embrace disruptive technology trends, to enter new markets, both in terms of geographies and product areas, and to drive broad adoption of the products and services we develop and market.

At Microsoft, we prioritize our investments among the highest long-term growth opportunities. These investments require significant resources and are multi-year in nature. The products and services we bring to market may be developed internally, brought to market as part of a partnership or alliance, or through acquisition.

Our success is highly dependent on our ability to attract and retain qualified employees. We hire a mix of university and industry talent worldwide. Microsoft competes for talented individuals worldwide by offering broad customer reach, scale in resources, and competitive compensation.

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

PART II

Item 7

by consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Entertainment and Devices Division has generated approximately 40% of its yearly segment revenue in our second fiscal quarter.

Unearned Revenue

Quarterly and annual revenue may be impacted by the deferral of revenue. See the discussions below regarding sales of earlier versions of the Microsoft Office system with a guarantee to be upgraded to the newest version of the Microsoft Office system at minimal or no cost (the “Office Deferral”), sales of Windows Vista with a guarantee to be upgraded to Windows 7 at minimal or no cost (the “Windows 7 Deferral”), and sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price (the “Windows Upgrade Offer”).

RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	2012	2011	2010	Percentage Change 2012 Versus 2011	Percentage Change 2011 Versus 2010

Revenue	$73,723	$69,943	$62,484	5%	12%
Operating income	$21,763	$27,161	$24,098	(20)%	13%
Diluted earnings per share	$2.00	$2.69	$2.10	(26)%	28%

Fiscal year 2012 compared with fiscal year 2011

Revenue increased primarily due to strong sales of Server and Tools products and services and the 2010 Microsoft Office system, offset in part by the decline in Windows operating system revenue primarily due to the deferral of $540 million of revenue relating to the Windows Upgrade Offer. Revenue in fiscal year 2012 also included Skype revenue from the date of acquisition.

Operating income decreased reflecting a goodwill impairment charge of $6.2 billion related to our OSD business segment. Other key changes in operating expenses were:

•

Cost of revenue increased $2.0 billion or 13%, reflecting higher costs associated with providing Server and Tools products and services, payments made to Nokia related to joint strategic initiatives, higher Xbox 360 royalty costs, and other changes in the mix of products and services sold.

•	Research and development expenses increased $768 million or 8%, due mainly to higher headcount-related expenses.

•

General and administrative expenses increased $347 million or 8%, due mainly to higher headcount-related expenses and the full year impact of new Puerto Rican excise taxes, offset in part by decreased legal charges.

Headcount-related expenses were higher across the company reflecting a 4% increase in headcount from June 30, 2011 and changes in our employee compensation program.

Diluted earnings per share were negatively impacted by the non-tax deductible goodwill impairment charge, which decreased diluted earnings per share by $0.73. Prior year net income and diluted earnings per share reflected a partial settlement with the U.S. Internal Revenue Service (“I.R.S.”) and higher other income. The partial settlement with the I.R.S. added $461 million to net income and $0.05 to diluted earnings per share in the prior year.

Fiscal year 2011 compared with fiscal year 2010

Revenue increased primarily due to strong sales of the Xbox 360 entertainment platform, the 2010 Microsoft Office system, and Server and Tools products, offset in part by lower Windows revenue. Revenue also increased due to

PART II

Item 7

the $254 million Office Deferral in fiscal year 2010 and the subsequent recognition of the Office Deferral during fiscal year 2011. Changes in foreign currency exchange rates had an insignificant impact on revenue.

Operating income increased reflecting the change in revenue, offset in part by higher operating expenses. Key changes in operating expenses were:

•

Cost of revenue increased $3.2 billion or 26%, due to higher costs associated with our online offerings, including traffic acquisition costs, and increased volumes of Xbox 360 consoles and Kinect for Xbox 360 sold.

•

Sales and marketing expenses increased $726 million or 5%, primarily reflecting increased advertising and marketing of the Xbox 360 platform, Windows Phone, and Windows and Windows Live, higher headcount-related expenses and increased fees paid to third-party enterprise software advisors.

•	Research and development expenses increased $329 million or 4%, due mainly to higher headcount-related expenses.

•

General and administrative expenses increased $159 million or 4%, due mainly to higher headcount-related expenses and new Puerto Rican excise taxes, partially offset by prior year transition expenses associated with the inception of the Yahoo! Commercial Agreement.

Diluted earnings per share increased, reflecting higher revenue, repurchases of common stock, and lower income tax expense, offset in part by higher operating expenses.

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

Windows & Windows Live Division

(In millions, except percentages)	2012	2011	2010	Percentage Change 2012 Versus 2011	Percentage Change 2011 Versus 2010

Revenue	$18,373	$19,033	$19,491	(3)%	(2)%
Operating income	$11,460	$12,211	$12,895	(6)%	(5)%

Windows & Windows Live Division (“Windows Division”) develops and markets PC operating systems, related software and online services, and PC hardware products. This collection of software, hardware, and services is designed to simplify everyday tasks through seamless operations across the user’s hardware and software and efficient browsing capabilities. Windows Division offerings consist of the Windows operating system, software and services through Windows Live, and Microsoft PC hardware products.

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

PART II

Item 7

Fiscal year 2012 compared with fiscal year 2011

Windows Division revenue reflected relative performance in PC market segments. We estimate that sales of PCs to businesses grew approximately 4% and sales of PCs to consumers decreased 1%. Excluding a decline in sales of netbooks, we estimate that sales of PCs to consumers grew approximately 5%. Taken together, the total PC market increased an estimated 0% to 2%. Relative to PC market growth, Windows Division revenue was negatively impacted by higher growth in emerging markets, where average selling prices are lower than developed markets, and the deferral of $540 million of revenue relating to the Windows Upgrade Offer.

Windows Division operating income decreased, due mainly to lower revenue and a $163 million or 10% increase in research and development expenses, primarily associated with the Windows 8 operating system.

Fiscal year 2011 compared with fiscal year 2010

Windows Division revenue reflected relative performance in PC market segments. We estimate that sales of PCs to businesses grew approximately 11% this year and sales of PCs to consumers declined approximately 1%. The decline in consumer PC sales included an approximately 32% decline in the sales of netbooks. Taken together, the total PC market increased an estimated 2% to 4%. Revenue was negatively impacted by the effect of higher growth in emerging markets, where average selling prices are lower, relative to developed markets, and by lower recognition of previously deferred Windows XP revenue. Considering the impact of the Windows 7 launch in the prior year, including $273 million of revenue recognized related to the Windows 7 Deferral, we estimate that Windows Division revenue was in line with the PC market.

Windows Division operating income decreased as a result of decreased revenue and higher sales and marketing expenses. Sales and marketing expenses increased $182 million or 6%, reflecting increased advertising of Windows and Windows Live.

Server and Tools

(In millions, except percentages)	2012	2011	2010	Percentage Change 2012 Versus 2011	Percentage Change 2011 Versus 2010

Revenue	$18,686	$16,680	$15,109	12%	10%
Operating income	$7,431	$6,290	$5,381	18%	17%

Server and Tools develops and markets technology and related services that enable information technology professionals and their systems to be more productive and efficient. Server and Tools product and service offerings include Windows Server, Microsoft SQL Server, Windows Azure, Visual Studio, System Center products, Windows Embedded device platforms, and Enterprise Services. Enterprise Services comprise Premier product support services and Microsoft Consulting Services. We also offer developer tools, training, and certification. Approximately 55% of Server and Tools revenue comes primarily from multi-year volume licensing agreements, approximately 25% is purchased through transactional volume licensing programs, retail packaged product and licenses sold to OEMs, and the remainder comes from Enterprise Services.

Fiscal year 2012 compared with fiscal year 2011

Server and Tools revenue increased in both product sales and Enterprise Services. Product revenue increased $1.4 billion or 11%, driven primarily by growth in SQL Server, Windows Server, and System Center, reflecting continued adoption of the Windows platform. Enterprise Services revenue grew $595 million or 18%, due to growth in both Premier product support and consulting services.

Server and Tools operating income increased primarily due to revenue growth, offset in part by higher costs of providing products and services and increased sales and marketing expenses. Cost of revenue increased $682 million or 22%, primarily reflecting higher Enterprise Services headcount-related costs. Sales and marketing expenses grew $155 million or 4%, reflecting increased corporate marketing activities.

PART II

Item 7

Fiscal year 2011 compared with fiscal year 2010

Server and Tools revenue increased in both product sales and Enterprise Services. Product revenue increased $1.2 billion or 10%, driven primarily by growth in Windows Server, SQL Server, and System Center, reflecting continued adoption of the Windows platform. Enterprise Services revenue grew $353 million or 12%, due to growth in both Premier product support and consulting services.

Server and Tools operating income increased due to revenue growth, offset in part by higher operating expenses. Cost of revenue increased $377 million or 13%, primarily reflecting a $323 million increase in expenses from providing Enterprise Services. Sales and marketing expenses increased $270 million or 7%, reflecting increased fees paid to third-party enterprise software advisors and increased corporate marketing activities.

Online Services Division

(In millions, except percentages)	2012	2011	2010	Percentage Change 2012 Versus 2011	Percentage Change 2011 Versus 2010

Revenue	$2,867	$2,607	$2,294	10%	14%
Operating loss	$(8,121)	$(2,657)	$(2,408)	*	(10)%

*	Not meaningful

Online Services Division (“OSD”) develops and markets information and content designed to help people simplify tasks and make more informed decisions online, and that help advertisers connect with audiences. OSD offerings include Bing, MSN, adCenter, and advertiser tools. Bing and MSN generate revenue through the sale of search and display advertising, accounting for nearly all of OSD’s annual revenue.

Fiscal year 2012 compared with fiscal year 2011

Online advertising revenue grew $306 million or 13% to $2.6 billion, reflecting continued growth in search advertising revenue, offset in part by decreased display advertising revenue. Search revenue grew due to increased revenue per search, increased volumes reflecting general market growth, and share gains in the U.S. According to third-party sources, Bing organic U.S. market share for the month of June 2012 was approximately 16%, and grew 120 basis points year over year. Bing-powered U.S. market share, including Yahoo! properties, was approximately 26% for the month of June 2012, down 100 basis points year over year.

OSD’s fiscal year 2012 operating loss reflects a goodwill impairment charge of $6.2 billion, which we recorded as a result of our annual goodwill impairment test in the fourth quarter. The non-cash, non-tax-deductible charge related mainly to goodwill acquired through our 2007 acquisition of aQuantive, Inc. While the search business has been improving, our expectations for future growth and profitability for OSD are lower than our previous estimates. We do not expect this impairment charge to affect OSD’s ongoing business or financial performance.

Excluding the $6.2 billion goodwill impairment charge, OSD’s operating loss was reduced by higher revenue and lower sales and marketing expenses and cost of revenue. Sales and marketing expenses decreased $321 million or 29%, due mainly to lower marketing spend. Cost of revenue decreased $213 million, driven by lower Yahoo! reimbursement costs, amortization, and online operating costs.

Fiscal year 2011 compared with fiscal year 2010

OSD revenue increased primarily as a result of growth in online advertising revenue. Online advertising revenue grew $351 million or 18% to $2.3 billion, reflecting continued growth in search and display advertising revenue, offset in part by decreased third-party advertising revenue. Search revenue grew due to increased volumes reflecting general market growth, share gains in the U.S., and our Yahoo! alliance, offset in part by decreased revenue per search primarily related to challenges associated with optimizing the adCenter platform for the new mix and volume

PART II

Item 7

of traffic from the combined Yahoo! and Bing properties. According to third-party sources, Bing organic U.S. market share for the month of June 2011 was approximately 14%, and grew 170 basis points year over year. Bing-powered U.S. market share, including Yahoo! properties, was approximately 27% for the month of June 2011.

OSD operating loss increased due to higher operating expenses, offset in part by increased revenue. Cost of revenue grew $647 million driven by costs associated with the Yahoo! search agreement and increased traffic acquisition costs. General and administrative expenses decreased $156 million or 58%, due mainly to transition expenses in the prior year associated with the inception of the Yahoo! Commercial Agreement. Research and development increased $123 million or 11% due to increased headcount-related costs.

Microsoft Business Division

(In millions, except percentages)	2012	2011	2010	Percentage Change 2012 Versus 2011	Percentage Change 2011 Versus 2010

Revenue	$23,991	$22,514	$19,256	7%	17%
Operating income	$15,719	$14,657	$11,849	7%	24%

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

Fiscal year 2012 compared with fiscal year 2011

MBD revenue increased primarily reflecting sales of the 2010 Microsoft Office system. Business revenue increased $1.7 billion or 9%, primarily reflecting growth in multi-year volume licensing revenue, licensing of the 2010 Microsoft Office system to transactional business customers, and an 11% increase in Microsoft Dynamics revenue. Consumer revenue decreased $195 million or 4% due to the recognition of $254 million of revenue in the prior year associated with the Office Deferral. Excluding the fiscal year 2011 impact associated with the Office Deferral, consumer revenue increased $59 million, driven by increased sales of the 2010 Microsoft Office system.

MBD revenue for the year ended June 30, 2012 included a favorable foreign currency impact of $506 million.

MBD operating income increased, primarily due to revenue growth, offset in part by higher operating expenses. Cost of revenue increased $258 million or 16%, primarily due to higher online operation and support costs. Research and development expenses increased, due mainly to an increase in headcount-related costs.

Fiscal year 2011 compared with fiscal year 2010

MBD revenue increased primarily reflecting sales of the 2010 Microsoft Office system, the $254 million Office Deferral during fiscal year 2010, and the subsequent recognition of the Office Deferral during fiscal year 2011. Business revenue increased $2.1 billion or 14%, reflecting licensing of the 2010 Microsoft Office system to transactional business customers, growth in multi-year volume licensing revenue, and a 10% increase in Microsoft Dynamics revenue. Consumer revenue increased $1.1 billion or 33%, approximately half of which was attributable to the launch of Office 2010 and half of which was attributable to the Office Deferral during fiscal year 2010 and subsequent recognition of the Office Deferral during fiscal year 2011. Excluding the impact associated with the Office Deferral, consumer revenue increased $617 million or 17% due to sales of the 2010 Microsoft Office system.

MBD operating income increased due mainly to revenue growth, offset in part by higher operating expenses. Cost of revenue increased $328 million or 25%, primarily driven by higher online operation and support costs. Sales and

PART II

Item 7

marketing expenses increased, primarily driven by an increase in corporate and cross-platform marketing activities. Research and development costs increased, primarily as a result of capitalization of certain Microsoft Office system software development costs in the prior year.

Entertainment and Devices Division

(In millions, except percentages)	2012	2011	2010	Percentage Change 2012 Versus 2011	Percentage Change 2011 Versus 2010

Revenue	$9,593	$8,915	$6,079	8%	47%
Operating income	$364	$1,257	$517	(71)%	143%

Entertainment and Devices Division (“EDD”) develops and markets products and services designed to entertain and connect people. EDD offerings include the Xbox 360 entertainment platform (which includes the Xbox 360 gaming and entertainment console, Kinect for Xbox 360, Xbox 360 video games, Xbox LIVE, and Xbox 360 accessories), Mediaroom (our Internet protocol television software), Skype, and Windows Phone, including related patent licensing revenue. In November 2010, we released Kinect for Xbox 360. We acquired Skype on October 13, 2011, and its results of operations from that date are reflected in our results discussed below.

Fiscal year 2012 compared with fiscal year 2011

EDD revenue increased primarily reflecting Skype and Windows Phone revenue, offset in part by lower Xbox 360 platform revenue. Xbox 360 platform revenue decreased $113 million, due mainly to decreased volumes of Kinect for Xbox 360 sold and lower video game revenue, offset in part by higher Xbox LIVE revenue. We shipped 13.0 million Xbox 360 consoles during fiscal year 2012, compared with 13.7 million Xbox 360 consoles during fiscal year 2011. Video game revenue decreased due to strong sales of Halo Reach in the prior year.

EDD operating income decreased reflecting higher operating expenses, offset in part by revenue growth. Cost of revenue grew $900 million or 16%, primarily due to changes in the mix of products and services sold and payments made to Nokia related to joint strategic initiatives. Research and development expenses increased $356 million or 30%, primarily reflecting higher headcount-related expenses. Sales and marketing expenses increased $244 million or 28%, primarily reflecting the inclusion of Skype expenses.

Fiscal year 2011 compared with fiscal year 2010

EDD revenue increased primarily reflecting higher Xbox 360 platform revenue. Xbox 360 platform revenue grew $2.7 billion or 48%, led by increased volumes of Xbox 360 consoles, sales of Kinect for Xbox 360, and higher Xbox LIVE revenue. We shipped 13.7 million Xbox 360 consoles during fiscal year 2011, compared with 10.3 million Xbox 360 consoles during fiscal year 2010.

EDD operating income increased primarily reflecting revenue growth, offset in part by higher cost of revenue. Cost of revenue increased $1.8 billion or 49%, primarily reflecting higher volumes of Xbox 360 consoles and Kinect for Xbox 360 sold, and increased royalty costs resulting from increased sales of Xbox LIVE digital content. Research and development expenses increased $160 million or 15%, primarily reflecting higher headcount-related costs. Sales and marketing expenses grew $112 million or 15%, primarily reflecting increased Xbox 360 platform marketing activities.

Corporate-Level Activity

(In millions, except percentages)	2012	2011	2010	Percentage Change 2012 Versus 2011	Percentage Change 2011 Versus 2010

Corporate-level activity	$(5,090)	$(4,597)	$(4,136)	(11)%	(11)%

PART II

Item 7

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; and legal settlements and contingencies.

Fiscal year 2012 compared with fiscal year 2011

Corporate-level expenses increased due mainly to full year Puerto Rican excise taxes, higher headcount-related expenses, and changes in foreign currency exchange rates. These increases were offset in part by lower legal charges, which were $56 million in fiscal year 2012 compared with $332 million in fiscal year 2011.

Fiscal year 2011 compared with fiscal year 2010

Corporate-level expenses increased due mainly to new Puerto Rican excise taxes, certain revenue related sales and marketing expenses, and increased headcount-related expenses. These increases were offset in part by lower legal charges, which were $332 million in fiscal year 2011 compared with $533 million in fiscal year 2010.

OPERATING EXPENSES

Cost of Revenue

(In millions, except percentages)	2012	2011	2010	Percentage Change 2012 Versus 2011	Percentage Change 2011 Versus 2010

Cost of revenue	$17,530	$15,577	$12,395	13%	26%
As a percent of revenue	24%	22%	20%	2ppt	2ppt

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our websites, and to acquire online advertising space (“traffic acquisition costs”); costs incurred to support and maintain Internet-based products and services including royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs.

Fiscal year 2012 compared with fiscal year 2011

Cost of revenue increased reflecting higher headcount-related costs, payments made to Nokia, and changes in the mix of products and services sold. Headcount-related expenses increased 20%, primarily related to increased Enterprise Services headcount.

Fiscal year 2011 compared with fiscal year 2010

Cost of revenue increased primarily due to increased volumes of Xbox 360 consoles and Kinect for Xbox 360 sold, higher costs associated with our online offerings, including traffic acquisition costs, and higher expenses from providing Enterprise Services, as well as royalty costs relating to Xbox LIVE digital content sold.

Research and Development

(In millions, except percentages)	2012	2011	2010	Percentage Change 2012 Versus 2011	Percentage Change 2011 Versus 2010

Research and development	$9,811	$9,043	$8,714	8%	4%
As a percent of revenue	13%	13%	14%	0ppt	(1)ppt

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

Fiscal year 2012 compared with fiscal year 2011

Research and development expenses increased, primarily reflecting a 10% increase in headcount-related expenses.

Fiscal year 2011 compared with fiscal year 2010

Research and development expenses increased primarily due to a 5% increase in headcount-related expenses and the capitalization of certain software development costs in the prior year.

Sales and Marketing

(In millions, except percentages)	2012	2011	2010	Percentage Change 2012 Versus 2011	Percentage Change 2011 Versus 2010

Sales and marketing	$13,857	$13,940	$13,214	(1)%	5%
As a percent of revenue	19%	20%	21%	(1)ppt	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal year 2012 compared with fiscal year 2011

Sales and marketing expenses decreased slightly, primarily reflecting decreased advertising and marketing of the Xbox 360 platform, Windows Phone, and Bing, offset in part by a 5% increase in headcount-related expenses.

Fiscal year 2011 compared with fiscal year 2010

Sales and marketing expenses increased, primarily as a result of increased advertising and marketing of the Xbox 360 platform, Windows Phone, and Windows and Windows Live, a 5% increase in headcount-related expenses, and increased fees paid to third-party enterprise software advisors.

General and Administrative

(In millions, except percentages)	2012	2011	2010	Percentage Change 2012 Versus 2011	Percentage Change 2011 Versus 2010

General and administrative	$4,569	$4,222	$4,063	8%	4%
As a percent of revenue	6%	6%	7%	0ppt	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Fiscal year 2012 compared with fiscal year 2011

General and administrative expenses increased, primarily due to a 10% increase in headcount-related expenses and a full year of Puerto Rican excise taxes, offset in part by a decrease in legal charges.

PART II

Item 7

Fiscal year 2011 compared with fiscal year 2010

General and administrative expenses increased, primarily due to a 12% increase in headcount-related expenses and new Puerto Rican excise taxes, partially offset by prior year transition expenses associated with the inception of the Yahoo! Commercial Agreement.

Goodwill Impairment

We conducted our annual goodwill impairment test as of May 1, 2012 for all reporting units. This test, which was based on our most recent cash flow forecast, indicated that OSD’s carrying value exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $6.2 billion during the three months ended June 30, 2012, reducing OSD’s goodwill from $6.4 billion to $223 million.

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions)

Year Ended June 30,	2012	2011	2010

Dividends and interest income	$800	$900	$843
Interest expense	(380)	(295)	(151)
Net recognized gains on investments	564	439	348
Net losses on derivatives	(364)	(77)	(140)
Net gains (losses) on foreign currency remeasurements	(117)	(26)	1
Other	1	(31)	14

Total	$504	$910	$915

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

Fiscal year 2012 compared with fiscal year 2011

Dividends and interest income decreased due to lower yields on our fixed-income investments, offset in part by higher average portfolio investment balances. Interest expense increased due to our increased issuance of debt in the prior year. Net recognized gains on investments increased, primarily due to higher gains on sales of equity and fixed-income securities and a gain recognized on the partial sale of our Facebook holding upon the initial public offering on May 18, 2012, offset in part by higher other-than-temporary impairments. Other-than-temporary impairments were $298 million in fiscal year 2012, compared with $80 million in fiscal year 2011. Net losses on derivatives increased due to losses on commodity and equity derivatives in the current fiscal year as compared with gains in the prior fiscal year, offset in part by fewer losses on foreign exchange contracts in the current fiscal year as compared to the prior fiscal year. Changes in foreign currency remeasurements were primarily due to currency movements net of our hedging activities.

Fiscal year 2011 compared with fiscal year 2010

Dividends and interest income increased due to higher average portfolio investment balances, offset in part by lower yields on our fixed-income investments. Interest expense increased due to our increased issuance of debt. Net

PART II

Item 7

recognized gains on investments increased, primarily due to higher gains on sales of equity securities, offset in part by fewer gains on sales of fixed-income securities. Derivative losses decreased, primarily due to higher gains on commodity derivatives offset in part by higher losses on currency contracts used to hedge foreign currency revenue.

Income Taxes

Fiscal year 2012 compared with fiscal year 2011

Our effective tax rates for fiscal years 2012 and 2011 were approximately 24% and 18%, respectively. Our effective tax rates were lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which have lower income tax rates.

Our fiscal year 2012 effective rate increased by 6% from fiscal year 2011 mainly due to a nonrecurring $6.2 billion non-tax deductible goodwill impairment charge that was recorded in the fourth quarter of 2012. The goodwill impairment charge increased our effective tax rate by 10%. In addition, in fiscal years 2012 and 2011, we recognized a reduction of 21% and 16%, respectively, to the effective tax rate due to foreign earnings taxed at lower rates. In fiscal year 2011, we settled a portion of an I.R.S. audit of tax years 2004 to 2006, which reduced our income tax expense for fiscal year 2011 by $461 million and reduced the effective tax rate by 2%.

Changes in the mix of income before income taxes between the U.S. and foreign countries also impacted our effective tax rates and resulted primarily from changes in the geographic distribution of and changes in consumer demand for our products and services. As discussed above, Windows Division operating income declined $751 million in fiscal year 2012, while MBD and Server and Tools operating income increased $1.1 billion and $1.1 billion, respectively, during this same period. We supply Windows, our primary Windows Division product, to customers through our U.S. regional operating center, while we supply the Microsoft Office System, our primary MBD product, and our Server and Tools products to customers through our foreign regional operations centers. In fiscal years 2012 and 2011, our U.S. income before income taxes was $1.6 billion and $8.9 billion, respectively, and comprised 7% and 32%, respectively, of our income before income taxes. In fiscal years 2012 and 2011, the foreign income before income taxes was $20.7 billion and $19.2 billion, respectively, and comprised 93% and 68%, respectively, of our income before income taxes. The primary driver for the decrease in the U.S. income before income tax in fiscal year 2012 was the goodwill impairment charge.

Tax contingencies and other tax liabilities were $7.6 billion and $7.4 billion as of June 30, 2012 and 2011, respectively, and are included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of June 30, 2012, the primary unresolved issue relates to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We believe our allowances for tax contingencies are appropriate. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2011.

Fiscal year 2011 compared with fiscal year 2010

Our effective tax rates for fiscal years 2011 and 2010 were approximately 18% and 25%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate and our prior year effective rate primarily due to a higher mix of earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which have lower income tax rates. In fiscal years 2011 and 2010, our U.S. income before income taxes was $8.9 billion and $9.6 billion, respectively, and comprised 32% and 38%, respectively, of our income before income taxes. In fiscal years 2011 and 2010, the foreign income before income taxes was $19.2 billion and $15.4 billion, respectively, and comprised 68% and 62%, respectively, of our income before income taxes. In fiscal years 2011 and 2010, the reduction of the U.S. federal statutory rate as a result of foreign earnings taxed at lower rates was 16% and 12%, respectively.

PART II

Item 7

In addition, our effective tax rate was lower than in the prior year due to a partial settlement with the I.R.S. in the third quarter of fiscal year 2011 relating to the audit of tax years 2004 to 2006. This partial settlement reduced our income tax expense for fiscal year 2011 by $461 million.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $63.0 billion as of June 30, 2012, compared with $52.8 billion as of June 30, 2011. Equity and other investments were $9.8 billion as of June 30, 2012, compared with $10.9 billion as of June 30, 2011. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities. While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of June 30, 2012 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. Our gross exposures to our customers and investments in Portugal, Italy, Ireland, Greece, and Spain are individually and collectively not material.

Of the cash, cash equivalents, and short-term investments at June 30, 2012, approximately $54 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash and investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was approximately $660 million. As of June 30, 2012, approximately 77% of the short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 10% were invested in corporate notes and bonds of U.S. companies, and 3% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $814 million as of June 30, 2012. Our average and maximum securities lending payable balances for the fiscal year were $1.2 billion and $1.4 billion, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

PART II

Item 7

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

Cash Flows

Fiscal year 2012 compared with fiscal year 2011

Cash flows from operations increased $4.6 billion during the current fiscal year to $31.6 billion due mainly to increased revenue and cash collections from customers. Cash used for financing increased $1.0 billion to $9.4 billion due mainly to a $6.0 billion net decrease in proceeds from issuances of debt and a $1.2 billion increase in dividends paid, offset in part by a $6.5 billion decrease in cash used for common stock repurchases. Cash used in investing increased $10.2 billion to $24.8 billion due mainly to a $10.0 billion increase in acquisitions of businesses and purchases of intangible assets and a $1.4 billion decrease in cash from securities lending activities, partially offset by a $1.2 billion decrease in cash used for net purchases, maturities, and sales of investments.

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

As of June 30, 2012, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $11.9 billion and $13.2 billion, respectively. This is compared with a carrying value and estimated fair value of $11.9 billion and $12.1 billion, respectively, as of June 30, 2011. These estimated fair values are based on Level 2 inputs.

PART II

Item 7

The components of our long-term debt, including the current portion, and the associated interest rates and semi-annual interest record and payment dates were as follows as of June 30, 2012:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions)

Notes

September 27, 2013	$1,000	0.875%	1.000%	March 15	March 27	September 15	September 27
June 1, 2014	2,000	2.950%	3.049%	May 15	June 1	November 15	December 1
September 25, 2015	1,750	1.625%	1.795%	March 15	March 25	September 15	September 25
February 8, 2016	750	2.500%	2.642%	February 1	February 8	August 1	August 8
June 1, 2019	1,000	4.200%	4.379%	May 15	June 1	November 15	December 1
October 1, 2020	1,000	3.000%	3.137%	March 15	April 1	September 15	October 1
February 8, 2021	500	4.000%	4.082%	February 1	February 8	August 1	August 8
June 1, 2039	750	5.200%	5.240%	May 15	June 1	November 15	December 1
October 1, 2040	1,000	4.500%	4.567%	March 15	April 1	September 15	October 1
February 8, 2041	1,000	5.300%	5.361%	February 1	February 8	August 1	August 8

Total	10,750

Convertible Debt

June 15, 2013	1,250	0.000%	1.849%

Total face value	$12,000

As of June 30, 2012, the aggregate unamortized discount for our long-term debt, including the current portion, was $56 million.

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Initially, each $1,000 principal amount of notes was convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. The conversion ratio is adjusted periodically for dividends in excess of the initial dividend threshold as defined in the debt agreement. As of June 30, 2012, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $19 million.

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

In connection with the issuance of the notes, we entered into capped call transactions with certain option counterparties who are initial purchasers of the notes or their affiliates. The capped call transactions are expected to

PART II

Item 7

reduce potential dilution of earnings per share upon conversion of the notes. Under the capped call transactions, we purchased from the option counterparties capped call options that in the aggregate relate to the total number of shares of our common stock underlying the notes, with a strike price equal to the conversion price of the notes and with an initial cap price equal to $37.16, which is adjusted periodically to mirror any adjustments to the conversion price. The purchased capped calls were valued at $40 million and recorded to stockholders’ equity.

Unearned Revenue

Unearned revenue at June 30, 2012 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at June 30, 2012 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions and prepaid points; the Windows Upgrade Offer; Microsoft Dynamics business solutions products; Skype prepaid credits and subscriptions; OEM minimum commitments; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of June 30, 2012:

(In millions)

Three Months Ending,

September 30, 2012	$6,874
December 31, 2012	5,635
March 31, 2013	4,323
June 30, 2013	1,821
Thereafter	1,406

Total	$20,059

Share Repurchases

On September 22, 2008, we announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013. As of June 30, 2012, approximately $8.2 billion remained of the $40.0 billion approved repurchase amount. The repurchase program may be suspended or discontinued at any time without notice.

During the periods reported, we repurchased with cash resources: 142 million shares for $4.0 billion during fiscal year 2012; 447 million shares for $11.5 billion during fiscal year 2011; and 380 million shares for $10.8 billion during fiscal year 2010.

Dividends

During fiscal years 2012 and 2011, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

Fiscal Year 2012

September 20, 2011	$0.20	November 17, 2011	$1,683	December 8, 2011
December 14, 2011	$0.20	February 16, 2012	$1,683	March 8, 2012
March 13, 2012	$0.20	May 17, 2012	$1,678	June 14, 2012
June 13, 2012	$0.20	August 16, 2012	$1,676	September 13, 2012

Fiscal Year 2011

September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010
December 15, 2010	$0.16	February 17, 2011	$1,349	March 10, 2011
March 14, 2011	$0.16	May 19, 2011	$1,350	June 9, 2011
June 15, 2011	$0.16	August 18, 2011	$1,341	September 8, 2011

PART II

Item 7

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

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2012:

(In millions)	2013	2014-2015	2016-2017	Thereafter	Total

Long-term debt: (a)
Principal payments	$1,250	$3,000	$2,500	$5,250	$12,000
Interest payments	344	616	491	3,457	4,908
Construction commitments (b)	353	0	0	0	353
Operating leases (c)	527	748	387	315	1,977
Purchase commitments (d)	6,556	884	236	146	7,822
Other long-term liabilities (e)	0	106	16	30	152

Total contractual obligations	$9,030	$5,354	$3,630	$9,198	$27,212

(a)	See Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(b)	These amounts represent commitments for the construction of buildings, building improvements, and leasehold improvements.
(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable facilities leases.
(d)	These amounts represent purchase commitments, including all open purchase orders and all contracts that are take-or-pay contracts that are not presented as construction commitments above.
(e)

We have excluded long-term tax contingencies, other tax liabilities, and deferred income taxes of $9.5 billion and other long-term contingent liabilities of $220 million (related to the antitrust and unfair competition class action lawsuits) from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded unearned revenue of $1.4 billion and non-cash items of $202 million.

Other Planned Uses of Capital

On July 18, 2012, we acquired Yammer, Inc. (“Yammer”), a leading provider of enterprise social networks, for $1.2 billion in cash. Yammer will continue to develop its standalone service and will add an enterprise social networking service to Microsoft’s portfolio of complementary cloud-based services.

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

PART II

Item 7

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

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities, such as business acquisitions and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. We have borrowed funds domestically and continue to believe we have the ability to do so at reasonable interest rates.

RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

On July 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll-forward activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Adoption of this new guidance did not have a material impact on our financial statements.

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

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminates the current option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity will be required to present either a continuous statement of net income and

PART II

Item 7

other comprehensive income or in two separate but consecutive statements. This portion of the guidance will be effective for us beginning July 1, 2012 and will require financial statement presentation changes only. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. However, in December 2011, the FASB issued guidance that indefinitely defers the guidance related to the presentation of reclassification adjustments.

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

Windows 7 revenue is subject to deferral as a result of the Windows Upgrade Offer, which started June 2, 2012. The offer provides significantly discounted rights to purchase Windows 8 Pro to qualifying end users that purchase Windows 7 PCs during the eligibility period. Microsoft is responsible for delivering Windows 8 Pro to the end customer. Accordingly, revenue related to the allocated discount for undelivered Windows 8 is deferred until it is delivered or the redemption period expires.

Impairment of Investment Securities

We review investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to sell, the investment. For fixed-income securities, we also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense) and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

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

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our financial statements.

Stock-Based Compensation

Stock-based compensation cost is measured at the grant date based on the fair value of the award and is recognized as expense, net of estimated forfeitures, over the requisite service period. Determining the fair value of stock-based awards at the grant date requires judgment, including estimating expected dividends. In addition, judgment is also required in estimating the amount of stock-based awards that are expected to be forfeited. If actual results differ significantly from these estimates, stock-based compensation expense and our results of operations could be impacted.

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

PART II

Item 7A

The following table sets forth the one-day VaR for substantially all of our positions as of June 30, 2012 and June 30, 2011 and for the year ended June 30, 2012:

(In millions)

	June 30, 2012	June 30, 2011	Year Ended June 30, 2012

Risk Categories			Average	High	Low

Foreign currency	$98	$86	$173	$229	$84
Interest rate	$71	$58	$64	$73	$57
Equity	$205	$212	$194	$248	$165
Commodity	$18	$28	$20	$29	$15

Total one-day VaR for the combined risk categories was $292 million at June 30, 2012 and $290 million at June 30, 2011. The total VaR is 26% less at June 30, 2012, and 25% less at June 30, 2011, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2012	2011	2010

Revenue	$73,723	$69,943	$62,484
Operating expenses:
Cost of revenue	17,530	15,577	12,395
Research and development	9,811	9,043	8,714
Sales and marketing	13,857	13,940	13,214
General and administrative	4,569	4,222	4,063
Goodwill impairment	6,193	0	0

Total operating expenses	51,960	42,782	38,386

Operating income	21,763	27,161	24,098
Other income	504	910	915

Income before income taxes	22,267	28,071	25,013
Provision for income taxes	5,289	4,921	6,253

Net income	$16,978	$23,150	$18,760

Earnings per share:
Basic	$2.02	$2.73	$2.13
Diluted	$2.00	$2.69	$2.10

Weighted average shares outstanding:
Basic	8,396	8,490	8,813
Diluted	8,506	8,593	8,927

Cash dividends declared per common share	$0.80	$0.64	$0.52

See accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2012	2011

Assets
Current assets:
Cash and cash equivalents	$6,938	$9,610
Short-term investments (including securities loaned of $785 and $1,181)	56,102	43,162

Total cash, cash equivalents, and short-term investments	63,040	52,772
Accounts receivable, net of allowance for doubtful accounts of $389 and $333	15,780	14,987
Inventories	1,137	1,372
Deferred income taxes	2,035	2,467
Other	3,092	3,320

Total current assets	85,084	74,918
Property and equipment, net of accumulated depreciation of $10,962 and $9,829	8,269	8,162
Equity and other investments	9,776	10,865
Goodwill	13,452	12,581
Intangible assets, net	3,170	744
Other long-term assets	1,520	1,434

Total assets	$121,271	$108,704

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,175	$4,197
Current portion of long-term debt	1,231	0
Accrued compensation	3,875	3,575
Income taxes	789	580
Short-term unearned revenue	18,653	15,722
Securities lending payable	814	1,208
Other	3,151	3,492

Total current liabilities	32,688	28,774
Long-term debt	10,713	11,921
Long-term unearned revenue	1,406	1,398
Deferred income taxes	1,893	1,456
Other long-term liabilities	8,208	8,072

Total liabilities	54,908	51,621

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 8,381 and 8,376	65,797	63,415
Retained earnings (deficit), including accumulated other comprehensive income of $1,422 and $1,863	566	(6,332)

Total stockholders’ equity	66,363	57,083

Total liabilities and stockholders’ equity	$121,271	$108,704

See accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2012	2011	2010

Operations
Net income	$16,978	$23,150	$18,760
Adjustments to reconcile net income to net cash from operations:
Goodwill impairment	6,193	0	0
Depreciation, amortization, and other	2,967	2,766	2,673
Stock-based compensation expense	2,244	2,166	1,891
Net recognized gains on investments and derivatives	(200)	(362)	(208)
Excess tax benefits from stock-based compensation	(93)	(17)	(45)
Deferred income taxes	954	2	(220)
Deferral of unearned revenue	36,104	31,227	29,374
Recognition of unearned revenue	(33,347)	(28,935)	(28,813)
Changes in operating assets and liabilities:
Accounts receivable	(1,156)	(1,451)	(2,238)
Inventories	184	(561)	(44)
Other current assets	493	(1,259)	464
Other long-term assets	(248)	62	(223)
Accounts payable	(31)	58	844
Other current liabilities	410	(1,146)	451
Other long-term liabilities	174	1,294	1,407

Net cash from operations	31,626	26,994	24,073

Financing
Short-term debt repayments, maturities of 90 days or less, net	0	(186)	(991)
Proceeds from issuance of debt, maturities longer than 90 days	0	6,960	4,167
Repayments of debt, maturities longer than 90 days	0	(814)	(2,986)
Common stock issued	1,913	2,422	2,311
Common stock repurchased	(5,029)	(11,555)	(11,269)
Common stock cash dividends paid	(6,385)	(5,180)	(4,578)
Excess tax benefits from stock-based compensation	93	17	45
Other	0	(40)	10

Net cash used in financing	(9,408)	(8,376)	(13,291)

Investing
Additions to property and equipment	(2,305)	(2,355)	(1,977)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(10,112)	(71)	(245)
Purchases of investments	(57,250)	(35,993)	(30,168)
Maturities of investments	15,575	6,897	7,453
Sales of investments	29,700	15,880	15,125
Securities lending payable	(394)	1,026	(1,502)

Net cash used in investing	(24,786)	(14,616)	(11,314)

Effect of exchange rates on cash and cash equivalents	(104)	103	(39)

Net change in cash and cash equivalents	(2,672)	4,105	(571)
Cash and cash equivalents, beginning of period	9,610	5,505	6,076

Cash and cash equivalents, end of period	$6,938	$9,610	$5,505

See accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30,	2012	2011	2010

Common stock and paid-in capital
Balance, beginning of period	$63,415	$62,856	$62,382
Common stock issued	1,924	2,422	2,311
Common stock repurchased	(1,714)	(3,738)	(3,113)
Stock-based compensation expense	2,244	2,166	1,891
Stock-based compensation income tax deficiencies	(75)	(292)	(647)
Other, net	3	1	32

Balance, end of period	65,797	63,415	62,856

Retained earnings (deficit)
Balance, beginning of period	(6,332)	(16,681)	(22,824)
Net income	16,978	23,150	18,760
Other comprehensive income:
Net unrealized gains (losses) on derivatives	255	(627)	27
Net unrealized gains (losses) on investments	(390)	1,054	265
Translation adjustments and other	(306)	381	(206)

Comprehensive income	16,537	23,958	18,846
Common stock cash dividends	(6,721)	(5,394)	(4,547)
Common stock repurchased	(2,918)	(8,215)	(8,156)

Balance, end of period	566	(6,332)	(16,681)

Total stockholders’ equity	$66,363	$57,083	$46,175

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

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates include: loss contingencies; product warranties; the fair value of, and/or potential goodwill impairment for, our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; allowances for product returns; and stock-based compensation forfeiture rates. Examples of assumptions include: the elements comprising a software arrangement, including the distinction between upgrades or enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to Other Comprehensive Income (“OCI”).

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectibility is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

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

PART II

Item 8

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

Cost of Revenue

Cost of revenue includes; manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our websites, and to acquire online advertising space (“traffic acquisition costs”); costs incurred to support and maintain Internet-based products and services, including royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs. Capitalized research and development costs are amortized over the estimated lives of the products.

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

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.6 billion, $1.9 billion, and $1.6 billion in fiscal years 2012, 2011, and 2010, respectively.

PART II

Item 8

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally four to five years) using the straight-line method.

Employee Stock Purchase Plan

Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value of the stock on the last day of each three-month period. Compensation expense for the employee stock purchase plan is measured as the discount the employee is entitled to upon purchase and is recognized in the period of purchase.

Income Taxes

Income tax expense includes U.S. and international income taxes, the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently invested, and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are reported net of a valuation allowance when it is more likely than not that a tax benefit will not be realized. The deferred income taxes are classified as current or long-term based on the classification of the related asset or liability.

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

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in certain corporate bonds and goodwill when it is recorded at fair value due to an impairment charge. We value the Level 3 corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. Our Level 3 derivative assets and liabilities primarily comprise derivatives for foreign equities. In certain cases, market-based observable inputs are not available and we use management judgment to develop assumptions to determine fair value for these derivatives. Unobservable inputs used in all of these models are significant to the fair values of the assets and liabilities.

PART II

Item 8

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

Our other current financial assets and our current financial liabilities have fair values that approximate their carrying values.

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

PART II

Item 8

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2012	2011	2010

Balance, beginning of period	$333	$375	$451
Charged to costs and other	115	14	45
Write-offs	(59)	(56)	(121)

Balance, end of period	$389	$333	$375

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

PART II

Item 8

Intangible Assets

All of our intangible assets are subject to amortization and are amortized using the straight-line method over their estimated period of benefit, ranging from one to 15 years. We evaluate the recoverability of intangible assets periodically by taking into account events or circumstances that may warrant revised estimates of useful lives or that indicate the asset may be impaired.

Recent Accounting Guidance

Recently adopted accounting guidance

On July 1, 2011, we adopted guidance issued by the Financial Accounting Standards Board (“FASB”) on disclosure requirements related to fair value measurements. The guidance requires the disclosure of roll-forward activities on purchases, sales, issuances, and settlements of the assets and liabilities measured using significant unobservable inputs (Level 3 fair value measurements). Adoption of this new guidance did not have a material impact on our financial statements.

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

PART II

Item 8

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

(In millions, except earnings per share)

Year Ended June 30,	2012	2011	2010

Net income available for common shareholders (A)	$16,978	$23,150	$18,760

Weighted average outstanding shares of common stock (B)	8,396	8,490	8,813
Dilutive effect of stock-based awards	110	103	114

Common stock and common stock equivalents (C)	8,506	8,593	8,927

Earnings Per Share

Basic (A/B)	$2.02	$2.73	$2.13
Diluted (A/C)	$2.00	$2.69	$2.10

We excluded the following shares underlying stock-based awards from the calculations of diluted EPS because their inclusion would have been anti-dilutive:

(In millions)

Year Ended June 30,	2012	2011	2010

Shares excluded from calculations of diluted EPS	1	21	28

In June 2010, we issued $1.25 billion of zero-coupon debt securities that are convertible into shares of our common stock if certain conditions are met. As of June 30, 2012, none of these securities had met price or other conditions that would make them eligible for conversion and therefore were excluded from the calculation of basic and diluted EPS. See Note 12 – Debt for additional information.

NOTE 3 — OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)

Year Ended June 30,	2012	2011	2010

Dividends and interest income	$800	$900	$843
Interest expense	(380)	(295)	(151)
Net recognized gains on investments	564	439	348
Net losses on derivatives	(364)	(77)	(140)
Net gains (losses) on foreign currency remeasurements	(117)	(26)	1
Other	1	(31)	14

Total	$504	$910	$915

PART II

Item 8

Following are details of net recognized gains on investments during the periods reported:

(In millions)

Year Ended June 30,	2012	2011	2010

Other-than-temporary impairments of investments	$(298)	$(80)	$(69)
Realized gains from sales of available-for-sale securities	1,418	734	605
Realized losses from sales of available-for-sale securities	(556)	(215)	(188)

Total	$564	$439	$348

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2012

Cash	$2,019	$0	$0	$2,019	$2,019	$0	$0
Mutual funds	820	0	0	820	820	0	0
Commercial paper	96	0	0	96	96	0	0
Certificates of deposit	744	0	0	744	342	402	0
U.S. government and agency securities	47,178	130	(2)	47,306	561	46,745	0
Foreign government bonds	1,741	18	(29)	1,730	575	1,155	0
Mortgage-backed securities	1,816	82	(2)	1,896	0	1,896	0
Corporate notes and bonds	7,799	224	(15)	8,008	2,525	5,483	0
Municipal securities	358	58	0	416	0	416	0
Common and preferred stock	6,965	2,204	(436)	8,733	0	0	8,733
Other investments	1,048	0	0	1,048	0	5	1,043

Total	$70,584	$2,716	$(484)	$72,816	$6,938	$56,102	$9,776

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2011

Cash	$1,648	$0	$0	$1,648	$1,648	$0	$0
Mutual funds	1,752	0	0	1,752	1,752	0	0
Commercial paper	639	0	0	639	414	225	0
Certificates of deposit	598	0	0	598	372	226	0
U.S. government and agency securities	33,607	162	(7)	33,762	2,049	31,713	0
Foreign government bonds	658	11	(2)	667	0	667	0
Mortgage-backed securities	2,307	121	(4)	2,424	0	2,424	0
Corporate notes and bonds	10,575	260	(11)	10,824	3,375	7,449	0
Municipal securities	441	15	(2)	454	0	454	0
Common and preferred stock	7,925	2,483	(193)	10,215	0	0	10,215
Other investments	654	0	0	654	0	4	650

Total	$60,804	$3,052	$(219)	$63,637	$9,610	$43,162	$10,865

PART II

Item 8

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2012

U.S. government and agency securities	$44	$(2)	$0	$0	$44	$(2)
Foreign government bonds	657	(27)	12	(2)	669	(29)
Mortgage-backed securities	53	0	48	(2)	101	(2)
Corporate notes and bonds	640	(11)	70	(4)	710	(15)
Common and preferred stock	2,135	(329)	305	(107)	2,440	(436)

Total	$3,529	$(369)	$435	$(115)	$3,964	$(484)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2011

U.S. government and agency securities	$484	$(7)	$0	$0	$484	$(7)
Foreign government bonds	365	(2)	0	0	365	(2)
Mortgage-backed securities	63	(3)	14	(1)	77	(4)
Corporate notes and bonds	750	(10)	25	(1)	775	(11)
Municipal securities	79	(2)	0	0	79	(2)
Common and preferred stock	1,377	(146)	206	(47)	1,583	(193)

Total	$3,118	$(170)	$245	$(49)	$3,363	$(219)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2012.

At June 30, 2012 and 2011, the recorded bases of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $313 million and $334 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not possible for us to reliably estimate the fair value of these investments.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

June 30, 2012

Due in one year or less	$23,097	$23,125
Due after one year through five years	31,029	31,124
Due after five years through 10 years	3,173	3,371
Due after 10 years	2,433	2,576

Total	$59,732	$60,196

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of June 30, 2012 and June 30, 2011, the total notional amounts of these foreign exchange contracts sold were $6.7 billion and $10.6 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of June 30, 2012 and June 30, 2011, the total notional amounts of these foreign exchange contracts sold were $1.3 billion and $572 million, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of June 30, 2012, the total notional amounts of these foreign exchange contracts purchased and sold were $3.6 billion and $7.3 billion, respectively. As of June 30, 2011, the total notional amounts of these foreign exchange contracts purchased and sold were $4.3 billion and $7.1 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of June 30, 2012, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.4 billion and $982 million, respectively. As of June 30, 2011, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.1 billion and $860 million, respectively.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of June 30, 2012, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.2 billion and $1.9 billion, respectively. As of June 30, 2011, the total notional amounts of fixed-interest rate contracts purchased and sold were $2.3 billion and $697 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of June 30, 2012 and 2011, the total notional derivative amount of mortgage contracts purchased were $1.1 billion and $868 million, respectively.

PART II

Item 8

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low cost method of managing exposure to individual credit risks or groups of credit risks. As of June 30, 2012, the total notional amounts of credit contracts purchased and sold were $318 million and $456 million, respectively. As of June 30, 2011, the total notional amounts of credit contracts purchased and sold were $532 million and $281 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of June 30, 2012, the total notional amounts of commodity contracts purchased and sold were $1.5 billion and $445 million, respectively. As of June 30, 2011, the total notional amounts of commodity contracts purchased and sold were $1.9 billion and $502 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2012, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2012

Assets

Non-designated hedge derivatives:
Short-term investments	$14	$162	$10	$26	$3	$215
Other current assets	85	0	0	0	0	85

Total	$99	$162	$10	$26	$3	$300
Designated hedge derivatives:
Short-term investments	$6	$0	$0	$0	$0	$6
Other current assets	177	0	0	0	0	177

Total	$183	$0	$0	$0	$0	$183

Total assets	$282	$162	$10	$26	$3	$483

Liabilities

Non-designated hedge derivatives:
Other current liabilities	$(84)	$(19)	$(17)	$(21)	$0	$(141)
Designated hedge derivatives:
Other current liabilities	$(14)	$0	$0	$0	$0	$(14)

Total liabilities	$(98)	$(19)	$(17)	$(21)	$0	$(155)

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2011

Assets

Non-designated hedge derivatives:
Short-term investments	$14	$179	$0	$17	$4	$214
Other current assets	73	0	0	0	0	73

Total	$87	$179	$0	$17	$4	$287
Designated hedge derivatives:
Short-term investments	$6	$0	$0	$0	$0	$6
Other current assets	123	0	0	0	0	123

Total	$129	$0	$0	$0	$0	$129

Total assets	$216	$179	$0	$17	$4	$416

Liabilities

Non-designated hedge derivatives:
Other current liabilities	$(91)	$(12)	$(9)	$(19)	$(4)	$(135)
Designated hedge derivatives:
Other current liabilities	$(128)	$0	$0	$0	$0	$(128)

Total liabilities	$(219)	$(12)	$(9)	$(19)	$(4)	$(263)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART II

Item 8

Fair Value Hedge Gains (Losses)

We recognized in other income (expense) the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Year Ended June 30,	2012	2011	2010

Foreign Exchange Contracts

Derivatives	$52	$(92)	$(57)
Hedged items	(50)	85	60

Total	$2	$(7)	$3

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)

Year Ended June 30,	2012	2011	2010

Effective Portion

Gain (loss) recognized in OCI, net of tax effect of $127, $(340) and $188	$236	$(632)	$349
Gain (loss) reclassified from OCI into revenue	$(27)	$(7)	$495

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Loss recognized in other income (expense)	$(231)	$(276)	$(174)

We estimate that $137 million of net derivative gains included in OCI at June 30, 2012 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2012.

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

(In millions)

Year Ended June 30,	2012	2011	2010

Foreign exchange contracts	$(119)	$(27)	$106
Equity contracts	(85)	35	12
Interest-rate contracts	93	19	(4)
Credit contracts	(7)	24	22
Commodity contracts	(121)	148	(1)

Total	$(239)	$199	$135

PART II

Item 8

NOTE 6 — FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2012

Assets

Mutual funds	$820	$0	$0	$820	$0	$820
Commercial paper	0	96	0	96	0	96
Certificates of deposit	0	744	0	744	0	744
U.S. government and agency securities	42,291	5,019	0	47,310	0	47,310
Foreign government bonds	31	1,703	0	1,734	0	1,734
Mortgage-backed securities	0	1,892	0	1,892	0	1,892
Corporate notes and bonds	0	7,839	9	7,848	0	7,848
Municipal securities	0	416	0	416	0	416
Common and preferred stock	7,539	877	5	8,421	0	8,421
Derivatives	16	467	0	483	(141)	342

Total	$50,697	$19,053	$14	$69,764	$(141)	$69,623

Liabilities

Derivatives and other	$10	$145	$0	$155	$(139)	$16

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2011

Assets

Mutual funds	$1,752	$0	$0	$1,752	$0	$1,752
Commercial paper	0	639	0	639	0	639
Certificates of deposit	0	598	0	598	0	598
U.S. government and agency securities	23,591	10,175	0	33,766	0	33,766
Foreign government bonds	303	367	0	670	0	670
Mortgage-backed securities	0	2,428	0	2,428	0	2,428
Corporate notes and bonds	0	10,600	58	10,658	0	10,658
Municipal securities	0	454	0	454	0	454
Common and preferred stock	9,821	55	5	9,881	0	9,881
Derivatives	8	388	20	416	(204)	212

Total	$35,475	$25,704	$83	$61,262	$(204)	$61,058

Liabilities

Derivatives and other	$109	$257	$0	$366	$(203)	$163

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

(In millions)

June 30,	2012	2011

Net fair value of assets measured at fair value on a recurring basis	$69,623	$61,058
Cash	2,019	1,648
Common and preferred stock measured at fair value on a nonrecurring basis	313	334
Other investments measured at fair value on a nonrecurring basis	1,043	650
Less derivative assets classified as other current assets	(185)	(54)
Other	3	1

Recorded basis of investment components	$72,816	$63,637

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in OCI.

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Year Ended June 30, 2012

Balance, beginning of period	$58	$5	$20	$83
Total realized and unrealized losses:
Included in other income (expense)	0	0	(5)	(5)
Included in other comprehensive income	(21)	0	0	(21)
Conversions of Level 3 instruments to Level 1 instruments	(28)	0	(15)	(43)

Balance, end of period	$9	$5	$0	$14

Change in unrealized gains included in other income (expense) related to assets held as of June 30, 2012	$0	$0	$0	$0

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Year Ended June 30, 2011

Balance, beginning of period	$167	$5	$9	$181
Total realized and unrealized gains (losses):
Included in other income (expense)	39	0	11	50
Included in other comprehensive income	(63)	0	0	(63)
Purchases, issuances and settlements	(85)	0	0	(85)

Balance, end of period	$58	$5	$20	$83

Change in unrealized gains included in other income (expense) related to assets held as of June 30, 2011	$6	$0	$11	$17

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2012 and 2011, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

PART II

Item 8

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2012	2011

Raw materials	$210	$232
Work in process	96	56
Finished goods	831	1,084

Total	$1,137	$1,372

NOTE 8 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2012	2011

Land	$528	$533
Buildings and improvements	6,768	6,521
Leasehold improvements	2,550	2,345
Computer equipment and software	7,298	6,601
Furniture and equipment	2,087	1,991

Total, at cost	19,231	17,991
Accumulated depreciation	(10,962)	(9,829)

Total, net	$8,269	$8,162

During fiscal years 2012, 2011, and 2010, depreciation expense was $2.2 billion, $2.0 billion, and $1.8 billion, respectively.

NOTE 9 — BUSINESS COMBINATIONS

Skype

On October 13, 2011, we acquired all of the issued and outstanding shares of Skype Global S.á r.l. (“Skype”), a leading global provider of software applications and related Internet communications products based in Luxembourg, for $8.6 billion, primarily in cash. The major classes of assets and liabilities to which we allocated the purchase price were goodwill of $7.1 billion, identifiable intangible assets of $1.6 billion, and unearned revenue of $222 million. The goodwill recognized in connection with the acquisition is primarily attributable to our expectation of extending Skype’s brand and the reach of its networked platform, while enhancing Microsoft’s existing portfolio of real-time communications products and services. We assigned the goodwill to the following segments: $4.2 billion to Entertainment and Devices Division, $2.8 billion to Microsoft Business Division, and $54 million to Online Services Division. Skype was consolidated into our results of operations starting October 13, 2011, the acquisition date.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions)		Weighted Average Life

Marketing-related (trade names)	$1,249	15 years
Technology-based	275	5 years
Customer-related	114	5 years
Contract-based	10	4 years

Total	$1,648	13 years

PART II

Item 8

Other

During fiscal year 2012, we completed an additional four acquisitions for total consideration of $87 million, substantially all of which was paid in cash. During fiscal year 2011, we acquired three entities for total consideration of $75 million, substantially all of which was paid in cash. During fiscal year 2010, we acquired five entities for total consideration of $267 million, substantially all of which was paid in cash. During fiscal year 2010, we also sold three entities for total consideration of $600 million, including Razorfish in the second quarter of fiscal year 2010. These entities have been included in or removed from our consolidated results of operations since their acquisition or sale dates, respectively.

Pro forma results of operations have not been presented because the effects of the business combinations described in this Note, individually and in aggregate, were not material to our consolidated results of operations.

NOTE 10 — GOODWILL

Changes in the carrying amount of goodwill by segment were as follows:

	Balance as of June 30, 2010	Acquisitions	Other	Balance as of June 30, 2011	Acquisitions	Other	Balance as of June 30, 2012

(In millions)

Windows & Windows Live Division	$77	$0	$12	$89	$0	$0	$89
Server and Tools	1,118	13	8	1,139	7	(2)	1,144
Online Services Division	6,373	0	0	6,373	54	(6,204)	223
Microsoft Business Division	4,024	4	139	4,167	2,843	(117)	6,893
Entertainment and Devices Division	802	30	(19)	813	4,294	(4)	5,103

Total	$12,394	$47	$140	$12,581	$7,198	$(6,327)	$13,452

The measurement periods for purchase price allocations end as soon as information on the facts and circumstances becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill retroactive to the periods in which the acquisitions occurred.

Any change in the goodwill amounts resulting from foreign currency translations are presented as “other” in the above table. Also included within “other” are business dispositions and transfers between business segments due to reorganizations, as applicable. For fiscal year 2012, a $6.2 billion goodwill impairment charge is included in “other,” as discussed further below. This goodwill impairment charge also represents our accumulated goodwill impairment as of June 30, 2012.

Goodwill Impairment

We tested goodwill for impairment as of May 1, 2012 at the reporting unit level using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital. We believe use of a discounted cash flow approach is the most reliable indicator of the fair values of the businesses.

Upon completion of the annual test, OSD goodwill was determined to be impaired. The impairment was the result of the OSD unit experiencing slower than projected growth in search queries and search advertising revenue per query, slower growth in display revenue, and changes in the timing and implementation of certain initiatives designed to drive search and display revenue growth in the future. Although revenues increased compared to the prior year, the industry is highly competitive and certain operational challenges have affected our expectations such that future growth and profitability are lower than previous estimates. In addition, in the current year, we added a business-specific risk factor to the weighted average cost of capital used to calculate the discounted cash flows of OSD in estimating the fair value of the business. This business-specific risk factor reflects the increased uncertainty in forecasting the future performance of OSD.

PART II

Item 8

Because our annual test indicated that OSD’s carrying value exceeded its estimated fair value, a second phase of the goodwill impairment test (“Step 2”) was performed specific to OSD. Under Step 2, the fair value of all OSD assets and liabilities were estimated, including tangible assets, existing technology, trade names, and partner relationships for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. Assumptions used in measuring the value of these assets and liabilities included the discount rates, royalty rates, and obsolescence rates used in valuing the intangible assets, and pricing of comparable transactions in the market in valuing the tangible assets.

No other instances of impairment were identified in our May 1, 2012 test.

NOTE 11 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Year Ended June 30,			2012			2011

Technology-based (a)	$3,550	$(1,899)	$1,651	$2,356	$(1,831)	$525
Marketing-related	1,325	(136)	1,189	113	(98)	15
Contract-based	824	(644)	180	1,068	(966)	102
Customer-related	408	(258)	150	326	(224)	102

Total	$6,107	$(2,937)	$3,170	$3,863	$(3,119)	$744

(a)	Technology-based intangible assets included $177 million and $179 million as of June 30, 2012 and 2011, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

We estimate that we have no significant residual value related to our intangible assets. No material impairments of intangible assets were identified during any of the periods presented.

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2012		2011

Technology-based	$1,548	7 years	$119	3 years
Marketing-related	1,249	15 years	1	7 years
Contract-based	115	7 years	0
Customer-related	114	5 years	2	4 years

Total	$3,026	10 years	$122	3 years

Intangible assets amortization expense was $558 million, $537 million, and $707 million for fiscal years 2012, 2011, and 2010, respectively. Amortization of capitalized software was $117 million, $114 million, and $97 million for fiscal years 2012, 2011, and 2010, respectively.

PART II

Item 8

The following table outlines the estimated future amortization expense related to intangible assets held at June 30, 2012:

(In millions)

Year Ending June 30,

2013	$597
2014	432
2015	367
2016	304
2017	234
Thereafter	1,236

Total	$3,170

NOTE 12 — DEBT

As of June 30, 2012, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $11.9 billion and $13.2 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $12.1 billion, respectively, as of June 30, 2011. These estimated fair values are based on Level 2 inputs.

The components of our long-term debt, including the current portion, and the associated interest rates and semi-annual interest record and payment dates were as follows as of June 30, 2012 and 2011:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate	Interest Record Date	Interest Pay Date	Interest Record Date	Interest Pay Date

	(In millions)

Notes

September 27, 2013	$1,000	0.875%	1.000%	March 15	March 27	September 15	September 27
June 1, 2014	2,000	2.950%	3.049%	May 15	June 1	November 15	December 1
September 25, 2015	1,750	1.625%	1.795%	March 15	March 25	September 15	September 25
February 8, 2016	750	2.500%	2.642%	February 1	February 8	August 1	August 8
June 1, 2019	1,000	4.200%	4.379%	May 15	June 1	November 15	December 1
October 1, 2020	1,000	3.000%	3.137%	March 15	April 1	September 15	October 1
February 8, 2021	500	4.000%	4.082%	February 1	February 8	August 1	August 8
June 1, 2039	750	5.200%	5.240%	May 15	June 1	November 15	December 1
October 1, 2040	1,000	4.500%	4.567%	March 15	April 1	September 15	October 1
February 8, 2041	1,000	5.300%	5.361%	February 1	February 8	August 1	August 8

Total	10,750

Convertible Debt

June 15, 2013	1,250	0.000%	1.849%

Total face value	$12,000

As of June 30, 2012 and 2011, the aggregate unamortized discount for our long-term debt, including the current portion, was $56 million and $79 million, respectively.

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

PART II

Item 8

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Initially, each $1,000 principal amount of notes was convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. The conversion ratio is adjusted periodically for dividends in excess of the initial dividend threshold as defined in the debt agreement. As of June 30, 2012, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $19 million.

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

In connection with the issuance of the notes, we entered into capped call transactions with certain option counterparties who are initial purchasers of the notes or their affiliates. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the notes. Under the capped call transactions, we purchased from the option counterparties capped call options that in the aggregate relate to the total number of shares of our common stock underlying the notes, with a strike price equal to the conversion price of the notes and with an initial cap price equal to $37.16, which is adjusted periodically to mirror any adjustments to the conversion price. The purchased capped calls were valued at $40 million and recorded to stockholders’ equity.

Debt Service

Maturities of our long-term debt for each of the next five years and thereafter are as follows:

(In millions)

Year Ending June 30,

2013	$1,250
2014	3,000
2015	0
2016	2,500
2017	0
Thereafter	5,250

Total	$12,000

Cash paid for interest on our debt for fiscal years 2012, 2011, and 2010 was $344 million, $197 million, and $145 million, respectively.

PART II

Item 8

NOTE 13 — INCOME TAXES

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2012	2011	2010

Current Taxes

U.S. federal	$2,235	$3,108	$4,415
U.S. state and local	153	209	357
International	1,947	1,602	1,701

Current taxes	4,335	4,919	6,473

Deferred Taxes

Deferred taxes	954	2	(220)

Provision for income taxes	$5,289	$4,921	$6,253

U.S. and international components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2012	2011	2010

U.S.	$1,600	$8,862	$9,575
International	20,667	19,209	15,438

Income before income taxes	$22,267	$28,071	$25,013

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2012	2011	2010

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(21.1)%	(15.6)%	(12.1)%
Goodwill impairment	9.7%	0%	0%
I.R.S. settlement	0%	(1.7)%	0%
Other reconciling items, net	0.2%	(0.2)%	2.1%

Effective rate	23.8%	17.5%	25.0%

The reduction from the federal statutory rate from foreign earnings taxed at lower rates results from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which have lower income tax rates. In general, other reconciling items consist of interest, U.S. state income taxes, domestic production deductions, and credits. In fiscal years 2012, 2011, and 2010, there were no individually significant other reconciling items. The I.R.S. settlement is discussed below.

PART II

Item 8

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2012	2011

Deferred Income Tax Assets

Stock-based compensation expense	$882	$1,079
Other expense items	965	1,321
Unearned revenue	571	463
Impaired investments	152	424
Loss carryforwards	532	90
Other revenue items	79	69

Deferred income tax assets	$3,181	$3,446
Less valuation allowance	(453)	0

Deferred income tax assets, net of valuation allowance	$2,728	$3,446

Deferred Income Tax Liabilities

International earnings	$(1,072)	$(1,266)
Unrealized gain on investments	(830)	(904)
Depreciation and amortization	(670)	(265)
Other	(14)	0

Deferred income tax liabilities	(2,586)	(2,435)

Net deferred income tax assets	$142	$1,011

Reported As

Current deferred income tax assets	$2,035	$2,467
Long-term deferred income tax liabilities	(1,893)	(1,456)

Net deferred income tax assets	$142	$1,011

The valuation allowance disclosed in the table above relates to a portion of a $2.0 billion net operating loss carryforward generated primarily in foreign countries and acquired primarily through our acquisition of Skype that may not be realized.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

As of June 30, 2012, we have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $60.8 billion resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was approximately $19.4 billion at June 30, 2012.

Income taxes paid were $3.5 billion, $5.3 billion, and $4.1 billion in fiscal years 2012, 2011, and 2010, respectively.

Uncertain Tax Positions

As of June 30, 2012, we had $7.2 billion of unrecognized tax benefits of which $6.2 billion, if recognized, would affect our effective tax rate. As of June 30, 2011, we had $6.9 billion of unrecognized tax benefits of which $5.9 billion, if recognized, would have affected our effective tax rate.

Interest on unrecognized tax benefits was $154 million, $38 million, and $193 million in fiscal years 2012, 2011, and 2010, respectively. As of June 30, 2012, 2011, and 2010, we had accrued interest related to uncertain tax positions of $939 million, $785 million, and $747 million, respectively, net of federal income tax benefits.

PART II

Item 8

The aggregate changes in the balance of unrecognized tax benefits were as follows:

(In millions)

Year Ended June 30,	2012	2011	2010

Balance, beginning of year	$6,935	$6,542	$5,403
Decreases related to settlements	(16)	(632)	(57)
Increases for tax positions related to the current year	481	739	1,012
Increases for tax positions related to prior years	118	405	364
Decreases for tax positions related to prior years	(292)	(119)	(166)
Decreases due to lapsed statutes of limitations	(24)	0	(14)

Balance, end of year	$7,202	$6,935	$6,542

During the third quarter of fiscal year 2011, we reached a settlement of a portion of an I.R.S. audit of tax years 2004 to 2006, which reduced our income tax expense by $461 million. While we settled a portion of the I.R.S. audit, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of June 30, 2012, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our financial statements if not resolved favorably. We believe our allowances for tax contingencies are appropriate. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2011.

We are subject to income tax in many jurisdictions outside the U.S. Certain jurisdictions remain subject to examination for tax years 1996 to 2011, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

NOTE 14 — UNEARNED REVENUE

Unearned revenue comprises mainly unearned revenue from volume licensing programs, and payments for offerings for which we have been paid in advance and we earn the revenue when we provide the service or software or otherwise meet the revenue recognition criteria.

Volume Licensing Programs

Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period.

Other

Also included in unearned revenue are payments for post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions and prepaid points; sales of Windows 7 with an option to upgrade to Windows 8 at a discounted price (the “Windows Upgrade Offer”); Microsoft Dynamics business solutions products; Skype prepaid credits and subscriptions; OEM minimum commitments; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

PART II

Item 8

The components of unearned revenue were as follows:

(In millions)

June 30,	2012	2011

Volume licensing programs	$16,717	$14,625
Other (a)	3,342	2,495

Total	$20,059	$17,120

(a)	Other as of June 30, 2012 includes $540 million of unearned revenue associated with the Windows Upgrade Offer.

Unearned revenue by segment was as follows:

(In millions)

June 30,	2012	2011

Windows & Windows Live Division	$2,444	$1,782
Server and Tools	7,445	6,315
Microsoft Business Division	9,015	8,187
Other segments	1,155	836

Total	$20,059	$17,120

Fiscal year 2011 amounts have been recast for the fiscal year 2012 movement of Forefront Protection for Office, an anti-malware solution, from Server and Tools to the Microsoft Business Division.

NOTE 15 — OTHER LONG-TERM LIABILITIES

(In millions)

June 30,	2012	2011

Tax contingencies and other tax liabilities	$7,634	$7,381
Legal contingencies	220	276
Other	354	415

Total	$8,208	$8,072

NOTE 16 — COMMITMENTS AND GUARANTEES

Construction and Operating Leases

We have committed $353 million for constructing new buildings, building improvements, and leasehold improvements as of June 30, 2012.

PART II

Item 8

We have operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for facilities operating leases was $639 million, $525 million, and $530 million, in fiscal years 2012, 2011, and 2010, respectively. Future minimum rental commitments under noncancellable facilities operating leases in place as of June 30, 2012 are as follows:

(In millions)

Year Ending June 30,

2013	$527
2014	421
2015	327
2016	223
2017	164
Thereafter	315

Total	$1,977

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

Yahoo! Commercial Agreement

On December 4, 2009, we entered into a 10-year agreement with Yahoo! Inc. (“Yahoo!”) whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo! websites. Microsoft provided Yahoo! with revenue per search guarantees for a period of 18 months after implementation of the Microsoft search ads platform in each country, extended by an additional 12 months for the U.S. and Canada. These guarantees are calculated, paid, and adjusted periodically and are rate guarantees, not guarantees of search volume. We estimate the remaining cost of the revenue per search guarantees during the guarantee period could range up to $120 million.

NOTE 17 — CONTINGENCIES

Antitrust, Unfair Competition, and Overcharge Class Actions

A large number of antitrust and unfair competition class action lawsuits were filed against us in various state, federal, and Canadian courts on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products between 1999 and 2005. We obtained dismissals or reached settlements of all claims made in the United States.

All settlements in the United States have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.9 billion and $2.0 billion. At June 30, 2012, we have recorded a liability related to these claims of approximately $500 million, which reflects our estimated exposure of $1.9 billion less payments made to date of approximately $1.4 billion mostly for vouchers, legal fees, and administrative expenses.

PART II

Item 8

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

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. (“Novell”) filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims of the complaint. In March 2010, the trial court granted summary judgment in favor of Microsoft as to all remaining claims. The court of appeals reversed that ruling as to one claim. Trial of that claim took place from October to December 2011 and resulted in a mistrial because the jury was unable to reach a verdict. In July 2012, the trial court granted Microsoft’s motion for judgment as a matter of law. Novell may appeal this decision.

Government Competition Law Matters

In December 2009, the European Commission adopted a decision that rendered legally binding commitments offered by Microsoft to address the Commission’s concerns about the inclusion of Web browsing software in Windows. Among other things, Microsoft committed to display a “Browser Choice Screen” on Windows-based PCs in Europe where Internet Explorer is set as the default browser. Due to a technical error, we failed to deliver the requisite software to enable that display to PCs that came preinstalled with a version of Windows 7 called Windows 7 Service Pack 1. We did deliver the requisite software to PCs running the original version of Windows 7 and earlier editions of Windows. Following notification by the Commission of reports that some PCs were not receiving the update, we promptly fixed the error and advised the Commission of what we had discovered. PCs that come preinstalled with Windows 7 Service Pack are now receiving the Browser Choice Screen software, as intended. On July 17, 2012, the Commission announced that it had opened proceedings to investigate whether Microsoft had failed to comply with this commitment. The Commission stated that if a company is found to have breached a legally binding commitment, the company may be fined up to 10% of its worldwide annual revenue.

Patent and Intellectual Property Claims

Motorola Litigation

In October 2010, Microsoft filed patent infringement complaints against Motorola Mobility (“Motorola”) with the International Trade Commission (“ITC”) and in U.S. District Court in Seattle for infringement of nine Microsoft patents by Motorola’s Android devices. Since then, Microsoft and Motorola have filed additional claims against each other in the ITC, in federal district courts in Seattle, Wisconsin, Florida, and California, and in courts in Germany and the United Kingdom. In April 2012, following complaints by Microsoft and Apple, the European Union’s competition office opened two antitrust investigations against Motorola to determine whether it has abused certain of its standard essential patents to distort competition in breach of European Union antitrust rules. In June 2012, we received a request for information from the U.S. Federal Trade Commission (“FTC”) apparently related to an FTC investigation into whether Motorola’s conduct violates U.S. law. The nature of the claims asserted and status of individual matters are summarized below.

International Trade Commission

The hearing in Microsoft’s ITC case against Motorola took place in August 2011 on seven of the nine patents originally asserted in the complaint. In December 2011, the administrative law judge (“ALJ”) issued an initial determination that Motorola infringed one Microsoft patent, and recommended that the ITC issue a limited exclusion

PART II

Item 8

order against Motorola prohibiting importation of infringing Motorola Android devices. In May 2012, the ITC issued the limited exclusion order recommended by the ALJ, which became effective on July 18, 2012. Microsoft has appealed certain aspects of the ITC ruling adverse to Microsoft; Motorola is expected to appeal the ITC exclusion order.

In November 2010, Motorola filed an action against Microsoft in the ITC alleging infringement of five Motorola patents by Xbox consoles and accessories and seeking an exclusion order to prohibit importation of the allegedly infringing Xbox products into the U.S. In April 2012, the ALJ found that Xbox products infringe four of the five patents asserted by Motorola. The ALJ subsequently recommended that the ITC issue a limited exclusion order and a cease and desist order. Both Microsoft and Motorola sought ITC review of the ALJ’s findings. In June 2012, Microsoft filed a motion to terminate the investigation as to certain patents based on facts arising as the result of Google’s acquisition of Motorola. The ITC determined that it would review the ALJ’s initial determination in its entirety and remanded the matter to the ALJ (1) to apply certain ITC case precedent, (2) to rule on Microsoft’s June 2012 motion to terminate, and (3) set a new target date for completion of the investigation. If the ITC issues an exclusion order or cease and desist order, it will be subject to Presidential review for up to 60 days, during which it is expected that Microsoft could import Xbox products subject to posting a bond. Should any order issue and survive Presidential review, Microsoft may be able to mitigate its impact by altering Xbox products so they do not infringe the Motorola patents.

U.S. District Court

The Seattle District Court case filed in October 2010 by Microsoft as a companion to Microsoft’s ITC case against Motorola has been stayed pending the outcome of Microsoft’s ITC case.

In November 2010, Microsoft sued Motorola for breach of contract in U.S. District Court in Seattle, alleging that Motorola breached its commitments to standards-setting organizations to license to Microsoft certain patents on reasonable and non-discriminatory (“RAND”) terms and conditions. Motorola has declared these patents essential to the implementation of the H.264 video standard and the 802.11 Wi-Fi standard. In suits described below, Motorola or a Motorola affiliate subsequently sued Microsoft on those patents in U.S. District Courts, in the ITC, and in Germany. In February 2012, the Seattle District Court granted a partial summary judgment in favor of Microsoft ruling that (1) Motorola entered into binding contractual commitments with standards organizations committing to license its declared-essential patents on RAND terms and conditions; and (2) Microsoft is a third-party beneficiary of those commitments. Subsequently, the court rejected Motorola’s argument that Microsoft had repudiated its right to a RAND license, and ruled a trial is needed to determine whether Motorola is in breach of its obligation to enter into a patent license with Microsoft and, if so, the amount of the RAND royalty. In April 2012, the court issued a temporary restraining order preventing Motorola from taking steps to enforce an injunction in Germany relating to the H.264 video patents. In May 2012, the court converted that order into a preliminary injunction. Motorola has appealed the court’s injunction orders to the Court of Appeals for the Ninth Circuit. The Seattle court has set a trial to determine the RAND royalty to begin in November 2012.

Cases filed by Motorola in Wisconsin, California, and Florida, with the exception of one currently stayed case in Wisconsin (a companion case to Motorola’s ITC action), have been transferred at Microsoft’s request to the U.S District Court in Seattle. Motorola and Microsoft both seek damages as well as injunctive relief. No trial dates have been set in any of the transferred cases, and the parties have agreed to a stay of these cases.

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

PART II

Item 8

Germany

In July 2011, Motorola filed patent infringement actions in Germany against Microsoft and several Microsoft subsidiaries.

•

Two of the patents are asserted by Motorola to be essential to implementation of the H.264 video standard, and Motorola alleges that H.264 capable products including Xbox 360, Windows 7, Media Player, and Internet Explorer infringe those patents. Motorola seeks damages and an injunction. In May 2012, the court issued an injunction relating to all H.264 capable Microsoft products in Germany. However, due to orders in the separate litigation pending in Seattle, Washington described above, Motorola is enjoined from taking steps to enforce the German injunction. Damages would be determined in later proceedings. Microsoft has appealed the rulings of the first instance court.

•

Motorola asserts one of the patents covers certain syncing functionality in the ActiveSync protocol employed by Windows Phone 7, Outlook Mobile, Hotmail Mobile, Exchange Online, Exchange Server, and Hotmail Server. Motorola seeks damages and an injunction. In May 2012, the Court invited further argument and evidence from the parties relating to Microsoft’s “prior use” defense. If the court rules in favor of Motorola, an injunction could be issued immediately relating to these products employing the ActiveSync protocol in Germany, which Motorola could then take steps to enforce. We expect the court to issue a ruling in August 2012. Damages would be determined in later proceedings.

•	Should injunction orders be issued and enforced by Motorola, Microsoft may be able to mitigate the adverse impact by altering its products so they do not infringe the Motorola patents.

In lawsuits Microsoft filed in Germany in September, October, and December 2011 and in April 2012, Microsoft asserts Motorola Android devices infringe Microsoft patents. Microsoft seeks damages and an injunction. In May 2012, the court issued an injunction on one patent against Motorola Android devices in Germany and ruled against Microsoft on a second patent. If the court rules in favor of Microsoft in a given case, an injunction could be issued immediately relating to the sale of the infringing devices in Germany, which Microsoft could then take steps to enforce. Damages would be determined in later proceedings. Motorola has appealed the first instance court’s ruling in Microsoft’s favor.

United Kingdom

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

As of June 30, 2012, we had accrued aggregate liabilities of $384 million in other current liabilities and $220 million in other long-term liabilities for all of our contingent legal matters. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $550 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

PART II

Item 8

NOTE 18 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2012	2011	2010

Balance, beginning of year	8,376	8,668	8,908
Issued	147	155	140
Repurchased	(142)	(447)	(380)

Balance, end of year	8,381	8,376	8,668

Share Repurchases

On September 22, 2008, we announced that our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013. As of June 30, 2012, approximately $8.2 billion of the approved repurchase amount remained. The repurchase program may be suspended or discontinued at any time without prior notice.

We repurchased the following shares of common stock under the above-described repurchase plan using cash resources:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,		2012		2011		2010

First quarter	38	$1,000	163	$4,000	58	$1,445
Second quarter	39	1,000	188	5,000	125	3,583
Third quarter	31	1,000	30	827	67	2,000
Fourth quarter	34	1,000	66	1,631	130	3,808

Total	142	$4,000	447	$11,458	380	$10,836

Dividends

In fiscal year 2012, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

September 20, 2011	$0.20	November 17, 2011	$1,683	December 8, 2011
December 14, 2011	$0.20	February 16, 2012	$1,683	March 8, 2012
March 13, 2012	$0.20	May 17, 2012	$1,678	June 14, 2012
June 13, 2012	$0.20	August 16, 2012	$1,676	September 13, 2012

The dividend declared on June 13, 2012 will be paid after the filing date of this report on Form 10-K and was included in other current liabilities as of June 30, 2012.

In fiscal year 2011, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

September 21, 2010	$0.16	November 18, 2010	$1,363	December 9, 2010
December 15, 2010	$0.16	February 17, 2011	$1,349	March 10, 2011
March 14, 2011	$0.16	May 19, 2011	$1,350	June 9, 2011
June 15, 2011	$0.16	August 18, 2011	$1,341	September 8, 2011

PART II

Item 8

The dividend declared on June 15, 2011 was included in other current liabilities as of June 30, 2011.

NOTE 19 — OTHER COMPREHENSIVE INCOME (LOSS)

The activity in other comprehensive income (loss) and related income tax effects were as follows:

(In millions)

Year Ended June 30,	2012	2011	2010

Net Unrealized Gains (Losses) on Derivatives

Unrealized gains (losses), net of tax effects of $127, $(340), and $188	$236	$(632)	$349
Reclassification adjustment for losses (gains) included in net income, net of tax effects of $10, $2, and $(173)	19	5	(322)

Net unrealized gains (losses) on derivatives	$255	$(627)	$27

Net Unrealized Gains (Losses) on Investments

Unrealized gains (losses), net of tax effects of $(93), $726, and $263	$(172)	$1,349	$488
Reclassification adjustment for gains included in net income, net of tax effects of $(117), $(159), and $(120)	(218)	(295)	(223)

Net unrealized gains (losses) on investments	(390)	1,054	265

Translation adjustments and other, net of tax effects of $(165), $205 and $(103)	(306)	381	(206)

Other comprehensive income (loss)	$(441)	$808	$86

The components of accumulated other comprehensive income were as follows:

(In millions)

June 30,	2012	2011	2010

Net unrealized gains (losses) on derivatives	$92	$(163)	$464
Net unrealized gains on investments	1,431	1,821	767
Translation adjustments and other	(101)	205	(176)

Accumulated other comprehensive income	$1,422	$1,863	$1,055

NOTE 20 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to directors and employees. At June 30, 2012, an aggregate of 507 million shares were authorized for future grant under our stock plans, covering stock options, stock awards, and shared performance stock awards, and excluding shares reserved for issuance under our employee stock purchase plan. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy exercises and vestings of awards granted under all of our stock plans.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2012	2011	2010

Stock-based compensation expense	$2,244	$2,166	$1,891
Income tax benefits related to stock-based compensation	$785	$758	$662

PART II

Item 8

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

We granted SPSAs for fiscal years 2012, 2011, and 2010 with performance periods of July 1, 2011 through June 30, 2012, July 1, 2010 through June 30, 2011, and July 1, 2009 through June 30, 2010, respectively. In August following the end of each performance period, the number of shares of stock subject to the award is determined by multiplying the target award by a percentage ranging from 0% to 150%. The percentage is based on performance metrics for the performance period, as determined by the Compensation Committee of the Board of Directors in its sole discretion. An additional number of shares, approximately 12% of the total target SPSAs, are available as additional awards to participants based on individual performance. One-quarter of the shares of stock subject to each award vest following the end of the performance period, and an additional one-quarter of the shares vest on each of the following three anniversaries of the grant date.

Executive officer incentive plan

Under the Executive Officer Incentive Plan (“EOIP”), the Compensation Committee awards performance-based compensation to executive officers for specified performance periods. During the periods reported, executive officers were eligible to receive annual awards comprising cash and SAs from an aggregate incentive pool equal to a percentage of consolidated operating income. For fiscal years 2012, 2011, and 2010, the pool was 0.3%, 0.25%, and 0.45% of operating income, respectively.

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

Activity for all stock plans

The fair value of each award was estimated on the date of grant using the following assumptions:

Year Ended June 30,	2012	2011	2010

Dividends per share (quarterly amounts)	$0.16 - $ 0.20	$0.13 - $ 0.16	$0.13
Interest rates range	0.7% - 1.7%	1.1% - 2.4%	2.1% - 2.9%

PART II

Item 8

During fiscal year 2012, the following activity occurred under our stock plans:

	Shares	Weighted Average Grant-Date Fair Value

	(In millions)

Stock Awards

Nonvested balance, beginning of year	255	$23.59
Granted	90	$24.96
Vested	(73)	$24.20
Forfeited	(24)	$23.74

Nonvested balance, end of year	248	$23.90

Shared Performance Stock Awards

Nonvested balance, beginning of year	32	$23.76
Granted	20	$22.88
Vested	(15)	$24.69
Forfeited	(4)	$23.82

Nonvested balance, end of year	33	$23.93

As of June 30, 2012, there was $4.4 billion and $495 million of total unrecognized compensation costs related to SAs and SPSAs, respectively. These costs are expected to be recognized over a weighted average period of 2.9 years and 2.5 years, respectively.

During fiscal year 2011 and 2010, the following activity occurred under our stock plans:

(In millions, except fair values)	2011	2010

Stock Awards

Awards granted	114	100
Weighted average grant-date fair value	$22.17	$23.43

Shared Performance Stock Awards

Awards granted	18	12
Weighted average grant-date fair value	$22.56	$24.57

Following are the fair values of stock plan awards vested during the periods reported:

(In millions)

	2012	2011	2010

Total vest-date fair value of stock awards vested	$1,971	$1,521	$1,358
Total vest-date fair value of shared performance stock awards vested	$388	$289	$227

Stock Options

Currently, we grant stock options primarily in conjunction with business acquisitions. We granted six million, zero, and one million stock options in conjunction with business acquisitions during fiscal years 2012, 2011, and 2010, respectively.

PART II

Item 8

Employee stock options activity during 2012 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions)		(Years)	(In millions)

Balance, July 1, 2011	93	$23.21
Granted	6	$9.41
Exercised	(64)	$22.20
Canceled	(13)	$29.44

Balance, June 30, 2012	22	$18.69	2.15	$264
Exercisable, June 30, 2012	18	$20.77	0.83	$178

As of June 30, 2012 approximately six million options that were granted in conjunction with business acquisitions were outstanding. These options have an exercise price range of $0.01 to $29.24 and a weighted average exercise price of $9.33.

During the periods reported, the following stock option exercise activity occurred:

(In millions)

	2012	2011	2010

Total intrinsic value of stock options exercised	$456	$222	$365
Cash received from stock option exercises	$1,410	$1,954	$1,839
Tax benefit realized from stock option exercises	$160	$77	$126

Employee Stock Purchase Plan

We have an employee stock purchase plan (the “Plan”) for all eligible employees. Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. Under the terms of the Plan that were approved in 2002, the Plan will terminate on December 31, 2012. Microsoft intends to request shareholder approval to renew the Plan and reserve additional shares for issuance under the Plan before December 31, 2012. Employees purchased the following shares during the periods presented:

(Shares in millions)

Year Ended June 30,	2012	2011	2010

Shares purchased	20	20	20
Average price per share	$25.03	$22.98	$23.73

At June 30, 2012, 23 million shares of our common stock were reserved for future issuance through the Plan.

Savings Plan

We have a savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute up to 50% of their salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Matching contributions for all plans were $373 million, $282 million, and $275 million in fiscal years 2012, 2011, and 2010, respectively, and were expensed as contributed. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the U.S. plan include Microsoft common stock, but neither participant nor our matching contributions are required to be invested in Microsoft common stock.

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

The principal products and services provided by each segment are summarized below:

Windows & Windows Live Division – Windows & Windows Live Division offerings consist of the Windows 7 operating system, software and services through Windows Live, and PC hardware products.

Server and Tools – Server and Tools product and service offerings include Windows Server, Windows Azure, Microsoft SQL Server, Windows Embedded device platforms, and Enterprise Services. Enterprise Services comprise Premier product support services and Microsoft Consulting Services.

Online Services Division – Online Services Division offerings include Bing, MSN, and advertiser tools.

Microsoft Business Division – Microsoft Business Division offerings include Microsoft Office, SharePoint, Exchange, Lync, and Microsoft Dynamics business solutions.

Entertainment and Devices Division – Entertainment and Devices Division offerings include the Xbox 360 entertainment platform, including Kinect for Xbox 360, Skype, and Windows Phone.

PART II

Item 8

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)

Year Ended June 30,	2012	2011	2010

Revenue

Windows & Windows Live Division	$18,818	$18,787	$18,789
Server and Tools	18,696	16,691	15,121
Online Services Division	2,934	2,680	2,345
Microsoft Business Division	23,963	22,314	19,525
Entertainment and Devices Division	9,585	8,896	6,135
Unallocated and other	(273)	575	569

Consolidated	$73,723	$69,943	$62,484

(In millions)

Year Ended June 30,	2012	2011	2010

Operating Income (Loss)

Windows & Windows Live Division	$11,908	$11,971	$12,193
Server and Tools	7,459	6,332	5,378
Online Services Division	(8,122)	(2,649)	(2,395)
Microsoft Business Division	15,688	14,453	12,109
Entertainment and Devices Division	365	1,294	525
Reconciling amounts	(5,535)	(4,240)	(3,712)

Consolidated	$21,763	$27,161	$24,098

Reconciling amounts in the tables above and below include adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Significant reconciling items were as follows:

(In millions)

Year Ended June 30,	2012	2011	2010

Corporate-level activity (a)	$(5,090)	$(4,597)	$(4,136)
Revenue reconciling amounts	(486)	381	314
Other	41	(24)	110

Total	$(5,535)	$(4,240)	$(3,712)

(a)	Corporate-level activity excludes revenue reconciling amounts presented separately in that line item.

PART II

Item 8

No sales to an individual customer or country other than the United States accounted for more than 10% of fiscal year 2012, 2011, or 2010 revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)

Year Ended June 30,	2012	2011	2010

United States (a)	$38,846	$38,008	$36,173
Other countries	34,877	31,935	26,311

Total	$73,723	$69,943	$62,484

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings were as follows:

(In millions)

Year Ended June 30,	2012	2011	2010

Microsoft Office system	$22,299	$20,730	$17,754
Windows PC operating systems	17,320	17,825	18,225
Server products and tools	14,232	13,251	12,007
Xbox 360 platform	8,045	8,103	5,456
Consulting and product support services	3,976	3,372	3,036
Advertising	3,181	2,913	2,528
Other	4,670	3,749	3,478

Total	$73,723	$69,943	$62,484

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment, and it is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2012	2011	2010

United States	$14,081	$18,498	$18,716
Luxembourg	6,975	0	0
Other countries	3,835	2,989	2,466

Total	$24,891	$21,487	$21,182

NOTE 22 — SUBSEQUENT EVENT

Acquisition of Yammer

On July 18, 2012, we acquired Yammer, Inc. (“Yammer”), a leading provider of enterprise social networks, for $1.2 billion in cash. Yammer will continue to develop its standalone service and will add enterprise social networking services to Microsoft’s portfolio of complementary cloud-based services.

PART II

Item 8

NOTE 23 — QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share amounts)

Quarter Ended	September 30	December 31	March 31		June 30		Total

Fiscal Year 2012

Revenue	$17,372	$20,885	$17,407		$18,059		$73,723
Gross profit	13,595	15,247	13,455		13,896		56,193
Net income	5,738	6,624	5,108		(492	) (a)	16,978	(a)
Basic earnings (loss) per share	0.68	0.79	0.61		(0.06)		2.02
Diluted earnings (loss) per share	0.68	0.78	0.60		(0.06	) (a)	2.00	(a)

Fiscal Year 2011

Revenue	$16,195	$19,953	$16,428		$17,367		$69,943
Gross profit	13,056	15,120	12,531		13,659		54,366
Net income	5,410	6,634	5,232	(b)	5,874	(c)	23,150
Basic earnings per share	0.63	0.78	0.62		0.70		2.73
Diluted earnings per share	0.62	0.77	0.61		0.69		2.69

(a)	Includes a goodwill impairment charge related to our OSD business segment which decreased net income by $6.2 billion and diluted earnings per share by $0.73.
(b)	Includes a partial settlement of an I.R.S. audit of tax years 2004 to 2006, which increased net income by $461 million.
(c)

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

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2012 and 2011, and the related consolidated statements of income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2012. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2012 and 2011, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2012, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 26, 2012, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 26, 2012

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2012. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2012; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation:

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2012, based on criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2012, based on the criteria established in Internal Control – Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2012, of the Company and our report dated July 26, 2012, expressed an unqualified opinion on those financial statements.

/S/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 26, 2012

PART II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our Director Nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 28, 2012 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

The information in the Proxy Statement set forth under the caption “Section 16(a) Beneficial Ownership Reporting Compliance” is incorporated herein by reference.

We have adopted the Microsoft Finance Code of Professional Conduct (the “finance code of ethics”), a code of ethics that applies to our Chief Executive Officer, Chief Financial Officer, Chief Accounting Officer and Corporate Controller, and other finance organization employees. The finance code of ethics is publicly available on our website at www.microsoft.com/investor/MSFinanceCode. If we make any substantive amendments to the finance code of ethics or grant any waiver, including any implicit waiver, from a provision of the code to our Chief Executive Officer, Chief Financial Officer, or Chief Accounting Officer and Corporate Controller, we will disclose the nature of the amendment or waiver on that website or in a report on Form 8-K.

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

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		10-Q	12/31/09	3.1	1/28/10

3.2	Bylaws of Microsoft Corporation		8-K		3.2	6/18/12

4.1	Form of Indenture between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		3-ASR		4.1	11/20/08

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/09

4.3	Indenture, dated as of June 14, 2010, between Microsoft Corporation and the Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	6/18/10

4.4	Form of Global Note representing the Zero Coupon Convertible Senior Notes due 2013		8-K		4.2	6/18/10

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.5	9/27/10

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.6	2/8/11

10.1*	Microsoft Corporation 2001 Stock Plan		10-Q	12/31/11	10.1	1/19/12

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		8-K		10.3	11/15/04

10.4*	Microsoft Corporation Employee Stock Purchase Plan	X

10.5*	Microsoft Corporation Deferred Compensation Plan		10-Q	3/31/12	10.5	4/19/12

10.6*	Form of Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-K		10.8	8/25/06

10.7*	Form of Stock Award Agreement for Non-Employee Directors under the Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.9	9/1/04

10.10*	Form of Stock Option Agreement under the Microsoft Corporation 2001 Stock Plan		10-K	6/30/04	10.12	9/1/04

10.11*	Form of Stock Option Agreement for Non-Employee Directors under the 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.13	9/1/04

10.12	2009 Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee		10-K	6/30/10	10.12	7/30/10

10.13	Amended and Restated 2003 Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee		10-K	6/30/10	10.13	7/30/10

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		S-8		99.2	2/28/06

10.17*	Executive Officer Incentive Plan		10-Q	9/30/08	10.17	10/23/08

10.18*	Form of Executive Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/11	10.18	10/20/11

12	Computation of Ratio of Earnings to Fixed Charges	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

PART IV

Item 15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS**	XBRL Instance Document	X

101.SCH**	XBRL Taxonomy Extension Schema	X

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF**	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB**	XBRL Taxonomy Extension Label Linkbase	X

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase	X

*	Indicates a management contract or compensatory plan or arrangement
**

Pursuant to Rule 406T of Regulation S-T, these interactive data files are deemed not filed or part of a registration statement or prospectus for purposes of Sections 11 or 12 of the Securities Act of 1933 or Section 18 of the Securities Exchange Act of 1934 and otherwise are not subject to liability.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 26, 2012.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 26, 2012.

Signature	Title

/S/ WILLIAM H. GATES III William H. Gates III	Chairman

/S/ STEVEN A. BALLMER Steven A. Ballmer	Director and Chief Executive Officer

/S/ DINA DUBLON Dina Dublon	Director

/S/ RAYMOND V. GILMARTIN Raymond V. Gilmartin	Director

/S/ REED HASTINGS Reed Hastings	Director

/S/ MARIA KLAWE Maria Klawe	Director

/S/ STEPHEN J. LUCZO Stephen J. Luczo	Director

/S/ DAVID F. MARQUARDT David F. Marquardt	Director

/S/ CHARLES H. NOSKI Charles H. Noski	Director

/S/ HELMUT PANKE Helmut Panke	Director

/S/ JOHN W. THOMPSON John Thompson	Director

/S/ PETER S. KLEIN Peter S. Klein	Chief Financial Officer (Principal Financial Officer)

/S/ FRANK H. BROD Frank H. Brod	Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)