Form 10-Q
period 2012-09-30
MICROSOFT CORP
filed 2012-10-18
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2012

Common Stock, $0.00000625 par value per share	8,416,462,491 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2012

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2012	2011

Revenue	$16,008	$17,372
Cost of revenue	4,168	3,777

Gross profit	11,840	13,595
Operating expenses:
Research and development	2,460	2,329
Sales and marketing	2,945	2,900
General and administrative	1,127	1,163

Total operating expenses	6,532	6,392

Operating income	5,308	7,203
Other income	226	103

Income before income taxes	5,534	7,306
Provision for income taxes	1,068	1,568

Net income	$4,466	$5,738

Earnings per share:
Basic	$0.53	$0.68
Diluted	$0.53	$0.68

Weighted average shares outstanding:
Basic	8,396	8,392
Diluted	8,494	8,490

Cash dividends declared per common share	$0.23	$0.20

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2012	2011

Net income	$4,466	$5,738
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $(24), and $86)	(45)	160
Net unrealized gains (losses) on investments (net of tax effects of $148, and $(619))	274	(1,149)
Translation adjustments and other (net of tax effects of $91, and $(66))	169	(123)

Other comprehensive income (loss)	398	(1,112)

Comprehensive income	$4,864	$4,626

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

September 30, 2012		June 30, 2012

Assets
Current assets:
Cash and cash equivalents	$5,036	$6,938
Short-term investments (including securities loaned of $400 and $785)	61,608	56,102

Total cash, cash equivalents, and short-term investments	66,644	63,040
Accounts receivable, net of allowance for doubtful accounts of $265 and $389	9,871	15,780
Inventories	1,624	1,137
Deferred income taxes	2,052	2,035
Other	3,860	3,092

Total current assets	84,051	85,084
Property and equipment, net of accumulated depreciation of $11,401 and $10,962	8,329	8,269
Equity and other investments	10,038	9,776
Goodwill	14,466	13,452
Intangible assets, net	3,423	3,170
Other long-term assets	1,569	1,520

Total assets	$121,876	$121,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$3,631	$4,175
Current portion of long-term debt	2,236	1,231
Accrued compensation	2,666	3,875
Income taxes	847	789
Short-term unearned revenue	18,295	18,653
Securities lending payable	415	814
Other	3,312	3,151

Total current liabilities	31,402	32,688
Long-term debt	9,714	10,713
Long-term unearned revenue	1,292	1,406
Deferred income taxes	2,209	1,893
Other long-term liabilities	8,423	8,208

Total liabilities	53,040	54,908

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,422 and 8,381	66,084	65,797
Retained earnings (deficit)	932	(856)
Accumulated other comprehensive income	1,820	1,422

Total stockholders’ equity	68,836	66,363

Total liabilities and stockholders’ equity	$121,876	$121,271

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2012	2011

Operations
Net income	$4,466	$5,738
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	710	726
Stock-based compensation expense	603	558
Net recognized losses (gains) on investments and derivatives	11	(30)
Excess tax benefits from stock-based compensation	(177)	(70)
Deferred income taxes	38	402
Deferral of unearned revenue	8,209	6,139
Recognition of unearned revenue	(8,770)	(7,653)
Changes in operating assets and liabilities:
Accounts receivable	6,156	4,733
Inventories	(473)	(920)
Other current assets	(385)	260
Other long-term assets	(233)	(75)
Accounts payable	(567)	(442)
Other current liabilities	(1,287)	(993)
Other long-term liabilities	183	120

Net cash from operations	8,484	8,493

Financing
Common stock issued	417	336
Common stock repurchased	(1,632)	(1,934)
Common stock cash dividends paid	(1,676)	(1,341)
Excess tax benefits from stock-based compensation	177	70

Net cash used in financing	(2,714)	(2,869)

Investing
Additions to property and equipment	(603)	(436)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(1,145)	(875)
Purchases of investments	(20,138)	(11,299)
Maturities of investments	1,259	2,825
Sales of investments	13,307	7,536
Securities lending payable	(399)	(66)

Net cash used in investing	(7,719)	(2,315)

Effect of exchange rates on cash and cash equivalents	47	(38)

Net change in cash and cash equivalents	(1,902)	3,271
Cash and cash equivalents, beginning of period	6,938	9,610

Cash and cash equivalents, end of period	$5,036	$12,881

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2012	2011

Common stock and paid-in capital
Balance, beginning of period	$65,797	$63,415
Common stock issued	406	336
Common stock repurchased	(891)	(824)
Stock-based compensation expense	603	558
Stock-based compensation income tax benefits	167	6
Other, net	2	1

Balance, end of period	66,084	63,492

Retained earnings (deficit)
Balance, beginning of period	(856)	(8,195)
Net income	4,466	5,738
Common stock cash dividends	(1,937)	(1,683)
Common stock repurchased	(741)	(712)

Balance, end of period	932	(4,852)

Accumulated other comprehensive income
Balance, beginning of period	1,422	1,863
Other comprehensive income (loss)	398	(1,112)

Balance, end of period	1,820	751

Total stockholders’ equity	$68,836	$59,391

See accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1    ACCOUNTING POLICIES

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2012 Form 10-K filed on July 26, 2012 with the U.S. Securities and Exchange Commission.

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

Recasting of Certain Prior Period Information

We have recast certain prior period amounts to conform to the current period presentation, including the reclassification of accumulated other comprehensive income from retained earnings to a separate component of stockholders’ equity, the reclassification of cost of revenue from operating expenses to a separate line and the addition of a gross profit line in the income statements, and the recasting of segment information for immaterial movements of business activities between segments and changes in cost allocations, with no impact on consolidated net income or cash flows.

Recently Adopted Accounting Guidance

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted this new guidance beginning July 1, 2012. Adoption of this new guidance did not have a material impact on our financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is

PART I

Item 1

presented and the statement in which other comprehensive income is presented. This guidance was amended in December 2011 when the FASB issued guidance which indefinitely defers presentation of reclassification adjustments. We adopted this new amended guidance beginning July 1, 2012. Adoption of this new amended guidance resulted only in changes to presentation of our financial statements.

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

(In millions, except earnings per share)

Three Months Ended September 30,	2012	2011

Net income available for common shareholders (A)	$4,466	$5,738

Weighted average outstanding shares of common stock (B)	8,396	8,392
Dilutive effect of stock-based awards	98	98

Common stock and common stock equivalents (C)	8,494	8,490

Earnings Per Share
Basic (A/B)	$0.53	$0.68
Diluted (A/C)	$0.53	$0.68

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

In June 2010, we issued $1.25 billion of zero-coupon debt securities that are convertible into shares of our common stock if certain conditions are met. As of September 30, 2012, none of these securities had met price or other conditions that would make them eligible for conversion and therefore were excluded from the calculation of basic and diluted EPS. See Note 11 – Debt for additional information.

PART I

Item 1

NOTE 3    OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)

Three Months Ended September 30,	2012	2011

Dividends and interest income	$159	$211
Interest expense	(95)	(94)
Net recognized gains (losses) on investments	(15)	3
Net gains on derivatives	4	27
Net losses on foreign currency remeasurements	(29)	(40)
Other	202	(4)

Total	$226	$103

Other income for the three months ended September 30, 2012 included a gain recognized upon the divestiture of our 50% share in the MSNBC joint venture on July 13, 2012.

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)

Three Months Ended September 30,	2012	2011

Other-than-temporary impairments of investments	$(90)	$(45)
Realized gains from sales of available-for-sale securities	101	200
Realized losses from sales of available-for-sale securities	(26)	(152)

Total	$(15)	$3

NOTE 4    INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

September 30, 2012

Cash	$1,993	$0	$0	$1,993	$1,993	$0	$0
Mutual funds	705	0	0	705	705	0	0
Commercial paper	79	0	0	79	79	0	0
Certificates of deposit	567	0	0	567	439	128	0
U.S. government and agency securities	53,049	170	(1)	53,218	17	53,201	0
Foreign government bonds	1,004	21	(24)	1,001	103	898	0
Mortgage-backed securities	1,649	86	(1)	1,734	0	1,734	0
Corporate notes and bonds	6,651	282	(8)	6,925	1,700	5,225	0
Municipal securities	358	64	0	422	0	422	0
Common and preferred stock	6,946	2,316	(251)	9,011	0	0	9,011
Other investments	1,027	0	0	1,027	0	0	1,027

Total	$74,028	$2,939	$(285)	$76,682	$5,036	$61,608	$10,038

PART I

Item 1

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2012

Cash	$2,019	$0	$0	$2,019	$2,019	$0	$0
Mutual funds	820	0	0	820	820	0	0
Commercial paper	96	0	0	96	96	0	0
Certificates of deposit	744	0	0	744	342	402	0
U.S. government and agency securities	47,178	130	(2)	47,306	561	46,745	0
Foreign government bonds	1,741	18	(29)	1,730	575	1,155	0
Mortgage-backed securities	1,816	82	(2)	1,896	0	1,896	0
Corporate notes and bonds	7,799	224	(15)	8,008	2,525	5,483	0
Municipal securities	358	58	0	416	0	416	0
Common and preferred stock	6,965	2,204	(436)	8,733	0	0	8,733
Other investments	1,048	0	0	1,048	0	5	1,043

Total	$70,584	$2,716	$(484)	$72,816	$6,938	$56,102	$9,776

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2012

U.S. government and agency securities	$178	$(1)	$0	$0	$178	$(1)
Foreign government bonds	153	(1)	123	(23)	276	(24)
Mortgage-backed securities	0	0	46	(1)	46	(1)
Corporate notes and bonds	111	(4)	83	(4)	194	(8)
Common and preferred stock	1,275	(154)	509	(97)	1,784	(251)

Total	$1,717	$(160)	$761	$(125)	$2,478	$(285)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2012

U.S. government and agency securities	$44	$(2)	$0	$0	$44	$(2)
Foreign government bonds	657	(27)	12	(2)	669	(29)
Mortgage-backed securities	53	0	48	(2)	101	(2)
Corporate notes and bonds	640	(11)	70	(4)	710	(15)
Common and preferred stock	2,135	(329)	305	(107)	2,440	(436)

Total	$3,529	$(369)	$435	$(115)	$3,964	$(484)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2012.

At September 30, 2012 and June 30, 2012, the recorded bases of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $323 million and $313 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not possible for us to reliably estimate the fair value of these investments.

PART I

Item 1

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

September 30, 2012

Due in one year or less	$20,571	$20,582
Due after one year through five years	37,135	37,288
Due after five years through 10 years	3,304	3,572
Due after 10 years	2,347	2,504

Total	$63,357	$63,946

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of September 30, 2012 and June 30, 2012, the total notional amounts of these foreign exchange contracts sold were $5.9 billion and $6.7 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of September 30, 2012 and June 30, 2012, the total notional amounts of these foreign exchange contracts sold were $583 million and $1.3 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of September 30, 2012, the total notional amounts of these foreign exchange contracts purchased and sold were $3.5 billion and $4.2 billion, respectively. As of June 30, 2012, the total notional amounts of these foreign exchange contracts purchased and sold were $3.6 billion and $7.3 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of September 30, 2012, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.2 billion and $917 million, respectively. As of June 30, 2012, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.4 billion and $982 million, respectively.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of September 30, 2012, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.0 billion and $1.9 billion, respectively. As of June 30, 2012, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.2 billion and $1.9 billion, respectively.

PART I

Item 1

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of both September 30, 2012 and June 30, 2012, the total notional derivative amounts of mortgage contracts purchased were $1.1 billion.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of September 30, 2012, the total notional amounts of credit contracts purchased and sold were $327 million and $466 million, respectively. As of June 30, 2012, the total notional amounts of credit contracts purchased and sold were $318 million and $456 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of September 30, 2012, the total notional amounts of commodity contracts purchased and sold were $1.5 billion and $464 million, respectively. As of June 30, 2012, the total notional amounts of commodity contracts purchased and sold were $1.5 billion and $445 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2012, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

Fair Values of Derivative Instruments

Derivative instruments are recognized as either assets or liabilities and are measured at fair value. The accounting for changes in the fair value of a derivative depends on the intended use of the derivative and the resulting designation.

For derivative instruments designated as fair-value hedges, the gains (losses) are recognized in earnings in the periods of change together with the offsetting losses (gains) on the hedged items attributed to the risk being hedged. For options designated as fair-value hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

For derivative instruments designated as cash-flow hedges, the effective portion of the gains (losses) on the derivatives is initially reported as a component of other comprehensive income (“OCI”) and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For options designated as cash-flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings.

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

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

September 30, 2012

Assets
Non-designated hedge derivatives:
Short-term investments	$11	$143	$20	$14	$2	$190
Other current assets	60	0	0	0	0	60

Total	$71	$143	$20	$14	$2	$250
Designated hedge derivatives:
Short-term investments	$2	$0	$0	$0	$0	$2
Other current assets	77	0	0	0	0	77

Total	$79	$0	$0	$0	$0	$79

Total assets	$150	$143	$20	$14	$2	$329

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(53)	$(8)	$(9)	$(16)	$(2)	$(88)
Designated hedge derivatives:
Other current liabilities	$(19)	$0	$0	$0	$0	$(19)

Total liabilities	$(72)	$(8)	$(9)	$(16)	$(2)	$(107)

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2012

Assets
Non-designated hedge derivatives:
Short-term investments	$14	$162	$10	$26	$3	$215
Other current assets	85	0	0	0	0	85

Total	$99	$162	$10	$26	$3	$300
Designated hedge derivatives:
Short-term investments	$6	$0	$0	$0	$0	$6
Other current assets	177	0	0	0	0	177

Total	$183	$0	$0	$0	$0	$183

Total assets	$282	$162	$10	$26	$3	$483

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(84)	$(19)	$(17)	$(21)	$0	$(141)
Designated hedge derivatives:
Other current liabilities	$(14)	$0	$0	$0	$0	$(14)

Total liabilities	$(98)	$(19)	$(17)	$(21)	$0	$(155)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense) the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Three Months Ended September 30,	2012	2011

Foreign Exchange Contracts
Derivatives	$(12)	$44
Hedged items	14	(43)

Total	$2	$1

Cash-Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)

Three Months Ended September 30,	2012	2011

Effective Portion
Gains (losses) recognized in OCI, net of tax effect of $(12) and $69	$(23)	$128
Gains (losses) reclassified from OCI into revenue	$35	$(49)
Amount Excluded from Effectiveness Assessment and Ineffective Portion
Gains (losses) recognized in other income (expense)	$(71)	$62

We estimate that $76 million of net derivative gains included in OCI at September 30, 2012 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three months ended September 30, 2012.

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

(In millions)

Three Months Ended September 30,	2012	2011

Foreign exchange contracts	$(13)	$(49)
Equity contracts	2	11
Interest-rate contracts	18	43
Credit contracts	(7)	(17)
Commodity contracts	66	(90)

Total	$66	$(102)

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

September 30, 2012

Assets
Mutual funds	$705	$0	$0	$705	$0	$705
Commercial paper	0	79	0	79	0	79
Certificates of deposit	0	567	0	567	0	567
U.S. government and agency securities	49,170	4,048	0	53,218	0	53,218
Foreign government bonds	32	973	0	1,005	0	1,005
Mortgage-backed securities	0	1,725	0	1,725	0	1,725
Corporate notes and bonds	0	6,757	17	6,774	0	6,774
Municipal securities	0	422	0	422	0	422
Common and preferred stock	8,056	628	5	8,689	0	8,689
Derivatives	6	323	0	329	(80)	249

Total	$57,969	$15,522	$22	$73,513	$(80)	$73,433

Liabilities
Derivatives and other	$6	$101	$0	$107	$(79)	$28

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2012

Assets
Mutual funds	$820	$0	$0	$820	$0	$820
Commercial paper	0	96	0	96	0	96
Certificates of deposit	0	744	0	744	0	744
U.S. government and agency securities	42,291	5,019	0	47,310	0	47,310
Foreign government bonds	31	1,703	0	1,734	0	1,734
Mortgage-backed securities	0	1,892	0	1,892	0	1,892
Corporate notes and bonds	0	7,839	9	7,848	0	7,848
Municipal securities	0	416	0	416	0	416
Common and preferred stock	7,539	877	5	8,421	0	8,421
Derivatives	16	467	0	483	(141)	342

Total	$50,697	$19,053	$14	$69,764	$(141)	$69,623

Liabilities
Derivatives and other	$10	$145	$0	$155	$(139)	$16

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

(In millions)

September 30, 2012		June 30, 2012

Net fair value of assets measured at fair value on a recurring basis	$73,433	$69,623
Cash	1,993	2,019
Common and preferred stock measured at fair value on a nonrecurring basis	323	313
Other investments measured at fair value on a nonrecurring basis	1,027	1,043
Less derivative assets classified as other current assets	(98)	(185)
Other	4	3

Recorded basis of investment components	$76,682	$72,816

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in OCI.

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months Ended September 30, 2012

Balance, beginning of period	$9	$5	$0	$14
Total realized and unrealized gains:
Included in other income (expense)	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Purchases	8	0	0	8

Balance, end of period	$17	$5	$0	$22

Change in unrealized gains (losses) included in other income (expense) related to assets held as of September 30, 2012	$0	$0	$0	$0

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three Months Ended September 30, 2011

Balance, beginning of period	$58	$5	$20	$83
Total realized and unrealized gains (losses):
Included in other income (expense)	0	0	(2)	(2)
Included in other comprehensive income (loss)	(21)	0	0	(21)

Balance, end of period	$37	$5	$18	$60

Change in unrealized gains (losses) included in other income (expense) related to assets held as of September 30, 2011	$0	$0	$(2)	$(2)

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended September 30, 2012 and 2011, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

PART I

Item 1

NOTE 7    INVENTORIES

The components of inventories were as follows:

(In millions)

September 30, 2012		June 30, 2012

Raw materials	$461	$210
Work in process	48	96
Finished goods	1,115	831

Total	$1,624	$1,137

NOTE 8    BUSINESS COMBINATIONS

Yammer

On July 18, 2012, we acquired Yammer, Inc. (“Yammer”), a leading provider of enterprise social networks, for $1.1 billion in cash. Yammer will continue to develop its standalone service and will add an enterprise social networking service to Microsoft’s portfolio of complementary cloud-based services. Our purchase price allocations are preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available, including information relating to tax matters and finalization of our valuation of identified intangible assets. The major classes of assets to which we preliminarily allocated the purchase price were goodwill of $936 million and identifiable intangible assets of $178 million. We preliminarily assigned the goodwill to the Microsoft Business Division. Yammer was consolidated into our results of operations starting on the acquisition date.

Following are details of the purchase price allocated to the intangible assets acquired:

(In millions)		Weighted Average Life

Customer-related	$77	6 years
Technology-based	67	4 years
Marketing-related	34	7 years

Total	$178	5 years

Pro forma results of operations have not been presented because the effects of this business combination were not material to our consolidated results of operations.

NOTE 9    GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	Balance as of June 30, 2012	Acquisitions	Other	Balance as of September 30, 2012

Windows & Windows Live Division	$89	$0	$0	$89
Server and Tools	1,144	0	0	1,144
Online Services Division	223	0	0	223
Microsoft Business Division	6,893	973	37	7,903
Entertainment and Devices Division	5,103	0	4	5,107

Total	$13,452	$973	$41	$14,466

The measurement periods for purchase price allocations end as soon as information on the facts and circumstances becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill retroactive to the periods in which the acquisitions occurred.

PART I

Item 1

Any change in the goodwill amounts resulting from foreign currency translations are presented as “other” in the above table. Also included within “other” are business dispositions and transfers between business segments due to reorganizations, as applicable.

NOTE 10    INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

September 30, 2012				June 30, 2012

Technology-based (a)	$3,868	$(2,021)	$1,847	$3,550	$(1,899)	$1,651
Marketing-related	1,360	(159)	1,201	1,325	(136)	1,189
Contract-based	824	(657)	167	824	(644)	180
Customer-related	484	(276)	208	408	(258)	150

Total	$6,536	$(3,113)	$3,423	$6,107	$(2,937)	$3,170

(a)

Technology-based intangible assets included $350 million and $177 million as of September 30, 2012 and June 30, 2012, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $178 million and $109 million for the three months ended September 30, 2012 and 2011, respectively. Amortization of capitalized software was $40 million and $29 million for the three months ended September 30, 2012 and 2011, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at September 30, 2012:

(In millions)

Year Ending June 30,

2013 (excluding the three months ended September 30, 2012)	$519
2014	553
2015	469
2016	361
2017	257
Thereafter	1,264

Total	$3,423

NOTE 11    DEBT

As of September 30, 2012, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $12.0 billion and $13.3 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $13.2 billion, respectively, as of June 30, 2012. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of both September 30, 2012 and June 30, 2012:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

September 27, 2013	$1,000	0.875%	1.000%
June 1, 2014	2,000	2.950%	3.049%
September 25, 2015	1,750	1.625%	1.795%
February 8, 2016	750	2.500%	2.642%
June 1, 2019	1,000	4.200%	4.379%
October 1, 2020	1,000	3.000%	3.137%
February 8, 2021	500	4.000%	4.082%
June 1, 2039	750	5.200%	5.240%
October 1, 2040	1,000	4.500%	4.567%
February 8, 2041	1,000	5.300%	5.361%

Total	10,750

Convertible Debt

June 15, 2013	1,250	0.000%	1.849%

Total	$12,000

Interest on the notes is paid semi-annually. As of September 30, 2012 and June 30, 2012, the aggregate unamortized discount for our long-term debt, including the current portion, was $50 million and $56 million, respectively.

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Initially, each $1,000 principal amount of notes was convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. The conversion ratio is adjusted periodically for dividends in excess of the initial dividend threshold as defined in the debt agreement. As of September 30, 2012, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $14 million.

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

PART I

Item 1

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

NOTE 12    INCOME TAXES

Our effective tax rates were approximately 19% and 21% for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which have lower income tax rates.

The current quarter’s effective tax rate is lower than our prior year’s first quarter effective tax rate primarily due to the favorable impact of foreign currency exchange rate movements on our foreign tax provisions.

Tax contingencies and other tax liabilities were $7.8 billion and $7.6 billion as of September 30, 2012 and June 30, 2012, respectively, and are included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of September 30, 2012, the primary unresolved issue relates to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2011.

NOTE 13    UNEARNED REVENUE

The components of unearned revenue were as follows:

(In millions)

September 30, 2012		June 30, 2012

Volume licensing programs	$15,038	$16,717
Other (a)	4,549	3,342

Total	$19,587	$20,059

(a)

Other as of September 30, 2012 includes $1.7 billion of unearned revenue associated with pre-sales of Windows 8 to original equipment manufacturers and retailers and sales of Windows 7 with an option to upgrade to Windows 8 (“the Windows Deferral”) and $189 million primarily associated with revenue deferred on sales of the current version of the Microsoft Office system (“the Office Deferral”). Other as of June 30, 2012 includes $540 million of unearned revenue associated with the Windows Deferral.

Unearned revenue by segment was as follows:

(In millions)

September 30, 2012		June 30, 2012

Windows & Windows Live Division	$3,439	$2,444
Server and Tools	6,654	7,445
Microsoft Business Division	8,266	9,015
Other segments	1,228	1,155

Total	$19,587	$20,059

PART I

Item 1

NOTE 14    COMMITMENTS AND GUARANTEES

Yahoo! Commercial Agreement

On December 4, 2009, we entered into a 10-year agreement with Yahoo! Inc. (“Yahoo!”) whereby Microsoft will provide the exclusive algorithmic and paid search platform for Yahoo! websites. Microsoft provided Yahoo! with revenue per search guarantees for a period of 18 months after implementation of the Microsoft search ads platform in each country, extended by an additional 12 months for the U.S. and Canada. These guarantees are calculated, paid, and adjusted periodically and are rate guarantees, not guarantees of search volume. We expect the remaining cost of the revenue per search guarantees will be less than $100 million.

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

All settlements in the United States have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.9 billion and $2.0 billion. At September 30, 2012, we have recorded a liability related to these claims of approximately $500 million, which reflects our estimated exposure of $1.9 billion less payments made to date of approximately $1.4 billion mostly for vouchers, legal fees, and administrative expenses.

The three cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. In April 2011, the British Columbia Court of Appeal reversed the class certification ruling and dismissed the case, holding that indirect purchasers do not have a claim. The plaintiffs have filed an appeal to the Canadian Supreme Court, which will be heard in the fall of 2012. The other two actions have been stayed.

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. (“Novell”) filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of six claims in the complaint. In March 2010, the trial court granted summary judgment in favor of Microsoft as to all remaining claims. The court of appeals reversed that ruling as to one claim. Trial of that claim took place from October to December 2011 and resulted in a mistrial because the jury was unable to reach a verdict. In July 2012, the trial court granted Microsoft’s motion for judgment as a matter of law. Novell has appealed this decision to the U.S. Court of Appeals for the Tenth Circuit.

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

PART I

Item 1

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

International Trade Commission

The hearing in Microsoft’s ITC case against Motorola took place in August 2011 on seven of the nine patents originally asserted in the complaint. In December 2011, the administrative law judge (“ALJ”) issued an initial determination that Motorola infringed one Microsoft patent, and recommended that the ITC issue a limited exclusion order against Motorola prohibiting importation of infringing Motorola Android devices. In May 2012, the ITC issued the limited exclusion order recommended by the ALJ, which became effective on July 18, 2012. Microsoft has appealed certain aspects of the ITC ruling adverse to Microsoft and Motorola has appealed the ITC exclusion order.

In November 2010, Motorola filed an action against Microsoft in the ITC alleging infringement of five Motorola patents by Xbox consoles and accessories and seeking an exclusion order to prohibit importation of the allegedly infringing Xbox products into the U.S. In April 2012, the ALJ found that Xbox products infringe four of the five patents asserted by Motorola. The ALJ subsequently recommended that the ITC issue a limited exclusion order and a cease and desist order. Both Microsoft and Motorola sought ITC review of the ALJ’s findings. In June 2012, Microsoft filed a motion to terminate the investigation as to certain patents based on facts arising as the result of Google’s acquisition of Motorola. The ITC determined that it would review the ALJ’s initial determination in its entirety and remanded the matter to the ALJ (1) to apply certain ITC case precedent, (2) to rule on Microsoft’s June 2012 motion to terminate, and (3) set a new target date for completion of the investigation. The ALJ has set a hearing for December 2012 and a new target date for a final ITC ruling in July 2013. If the ITC issues an exclusion order or cease and desist order, it will be subject to Presidential review for up to 60 days, during which Microsoft may be able to import Xbox products subject to posting a bond. If an order is issued and survives Presidential review, Microsoft may be able to mitigate the order’s impact by altering Xbox products to avoid Motorola’s infringement claims.

U.S. District Court

The Seattle District Court case filed in October 2010 by Microsoft as a companion to Microsoft’s ITC case against Motorola has been stayed pending the outcome of Microsoft’s ITC case.

In November 2010, Microsoft sued Motorola for breach of contract in U.S. District Court in Seattle, alleging that Motorola breached its commitments to standards-setting organizations to license to Microsoft certain patents on reasonable and non-discriminatory (“RAND”) terms and conditions. Motorola has declared these patents essential to the implementation of the H.264 video standard and the 802.11 Wi-Fi standard. In suits described below, Motorola or a Motorola affiliate subsequently sued Microsoft on those patents in U.S. District Courts, in the ITC, and in Germany. In February 2012, the Seattle District Court granted a partial summary judgment in favor of Microsoft ruling that (1) Motorola entered into binding contractual commitments with standards organizations committing to license its declared-essential patents on RAND terms and conditions; and (2) Microsoft is a third-party beneficiary of those commitments. Subsequently, the court rejected Motorola’s argument that Microsoft had repudiated its right to a RAND license, and ruled a trial is needed to determine whether Motorola is in breach of its obligation to enter into a patent license with Microsoft and, if so, the amount of the RAND royalty. In April 2012, the court issued a temporary restraining order preventing Motorola from taking steps to enforce an injunction in Germany relating to the H.264 video patents. In May 2012, the court converted that order into a

PART I

Item 1

preliminary injunction. Motorola appealed the court’s injunction orders to the Court of Appeals for the Ninth Circuit, and the Court of Appeals affirmed the orders in September 2012. The Seattle court has set a trial to determine the RAND royalty to begin in November 2012.

Cases filed by Motorola in Wisconsin, California, and Florida, with the exception of one currently stayed case in Wisconsin (a companion case to Motorola’s ITC action), have been transferred at Microsoft’s request to the U.S District Court in Seattle. Motorola and Microsoft both seek damages as well as injunctive relief. No trial dates have been set in any of the transferred cases, and the court has stayed these cases on agreement of the parties.

•

In the transferred cases, Motorola asserts 15 patents are infringed by many Microsoft products including Windows Mobile 6.5 and Windows Phone 7, Windows Marketplace, Silverlight, Windows Vista and Windows 7, Exchange Server 2003 and later, Exchange ActiveSync, Windows Live Messenger, Lync Server 2010, Outlook 2010, Office 365, SQL Server, Internet Explorer 9, Xbox, and Kinect.

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

•

Motorola asserts one of the patents covers certain syncing functionality in the ActiveSync protocol employed by Windows Phone 7, Outlook Mobile, Hotmail Mobile, Exchange Online, Exchange Server, and Hotmail Server. Motorola seeks damages and an injunction. If the court rules in favor of Motorola, an injunction could be issued immediately relating to these products employing the ActiveSync protocol in Germany, which Motorola could then take steps to enforce. We expect the court to issue a ruling in February 2013. If Motorola prevails, damages would be determined in later proceedings.

•	Should injunction orders be issued and enforced by Motorola, Microsoft may be able to mitigate the adverse impact by altering its products to avoid Motorola’s infringement claims.

In lawsuits Microsoft filed in Germany in September, October, and December 2011 and in April 2012, Microsoft asserts Motorola Android devices infringe Microsoft patents. Microsoft seeks damages and an injunction. In May, July, and September 2012, courts in Germany issued injunctions on three patents against Motorola Android devices and in May and July ruled against Microsoft on two patents. Microsoft is taking steps to enforce the injunctions. Damages will be determined in later proceedings. Each party has appealed or is expected to appeal the rulings against it.

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

PART I

Item 1

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

As of September 30, 2012, we had accrued aggregate liabilities of $394 million in other current liabilities and $203 million in other long-term liabilities for all of our contingent legal matters. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $540 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

NOTE 16    STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock during the periods presented:

(In millions)

Three Months Ended September 30,	2012	2011

Shares of common stock repurchased	33	38
Value of common stock repurchased	$1,000	$1,000

We repurchased all shares with cash resources. As of September 30, 2012, approximately $7.2 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

September 18, 2012	$0.23	November 15, 2012	$1,937	December 13, 2012
September 20, 2011	$0.20	November 17, 2011	$1,683	December 8, 2011

The estimate of the amount to be paid as a result of the September 18, 2012 declaration was included in other current liabilities as of September 30, 2012.

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

PART I

Item 1

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

We have recast certain prior period amounts within this note to conform to the way we internally managed and monitored segment performance during the current fiscal year, reflecting immaterial movements of business activities between segments and changes in cost allocations.

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2012	2011

Revenue
Windows & Windows Live Division	$4,401	$4,838
Server and Tools	4,555	4,217
Online Services Division	713	658
Microsoft Business Division	5,683	5,618
Entertainment and Devices Division	1,938	1,968
Unallocated and other	(1,282)	73

Consolidated	$16,008	$17,372

Operating income (loss)
Windows & Windows Live Division	$2,805	$3,235
Server and Tools	1,754	1,573
Online Services Division	(359)	(513)
Microsoft Business Division	3,828	3,701
Entertainment and Devices Division	13	351
Reconciling amounts	(2,733)	(1,144)

Consolidated	$5,308	$7,203

Reconciling amounts in the tables above and below include adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Significant reconciling items were as follows:

(In millions)

Three Months Ended September 30,	2012	2011

Corporate-level activity (a)	$(1,387)	$(1,175)
Revenue reconciling amounts (b)	(1,349)	28
Other	3	3

Total	$(2,733)	$(1,144)

(a)	Corporate-level activity excludes revenue reconciling amounts presented separately in that line item.

(b)	Revenue reconciling amounts for the three months ended September 30, 2012 includes $1.2 billion related to the Windows Deferral and $189 million primarily related to the Office Deferral.

PART I

Item 1

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of September 30, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2012 and 2011. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2012, and the related consolidated statements of income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 26, 2012 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2012 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

October 18, 2012

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

OVERVIEW

The following management’s discussion and analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2012 and our financial statements and accompanying Notes to Financial Statements.

Microsoft is a technology leader focused on helping people and businesses throughout the world realize their full potential. We create technology that transforms the way people work, play, and communicate across a wide range of computing devices.

We generate revenue by developing, licensing, and supporting a wide range of software products, by offering an array of services, including cloud-based services to consumers and businesses, by designing and selling hardware that integrates with our cloud-based services, and by delivering relevant online advertising to a global audience. Our most significant expenses are related to compensating employees, designing, manufacturing, marketing, and selling our products and services, and income taxes.

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

Key Opportunities and Investments

We invest research and development resources in new products and services in the areas where we see significant opportunities to drive future growth. As we look forward, the capabilities and accessibility of PCs, tablets, phones, televisions, and other devices powered by rich software platforms and applications continue to grow. With this trend we believe the full potential of software will be seen and felt in how people use these devices and the associated services at work and in their personal lives.

Devices with End-User Services

We work with an ecosystem of partners to deliver a broad spectrum of Windows devices. In some cases we build our own devices, as we have chosen to do with Xbox and the recently announced Surface. In all our work with partners and on our own devices, we focus on delivering seamless services and experiences across devices. As consumer services and hardware advance, we expect they will continue to better complement one another, connecting the devices people use daily to unique communications, productivity, and entertainment services from Microsoft and our partners and developers around the world.

PART I

Item 2

Windows 8 reflects this shift. Coming to market on October 26, 2012 on a variety of state-of-the-art hardware, Windows 8 is built to take advantage of our consumer cloud services. Windows 8 is made for both personal and professional use and unites the light, thin, and convenient aspects of a tablet with the power of a PC. For example, Xbox Music, Video, Games, and SmartGlass applications make it possible to select and experience entertainment across a range of devices by simplifying and increasing the accessibility of entertainment experiences. SkyDrive, our cloud storage solution, connects content across all of a user’s devices. Bing’s search technologies in Windows 8 is designed to help users get more done. Skype has a new Windows 8 application and connects directly into the new Office.

The new Office was designed for Windows 8 and takes advantage of new mobile form factors with touch and pen capabilities. It unlocks new experiences for reading, note taking, meetings, and communications and brings social experiences directly into productivity and collaboration scenarios. The combination of a Windows 8 tablet with OneNote and SkyDrive will transform how to take notes, annotate documents, and share information.

Services for the Enterprise

Today, businesses face important opportunities and challenges. Enterprise IT departments are asked to deploy technology that drives business strategy forward. They decide what solutions will make employees more productive, collaborative, and satisfied. They work to unlock business insights from a world of data. At the same time, they must manage and secure corporate information that employees access across a growing number of personal and corporate devices.

To address these opportunities, businesses look to our world-class business applications like Microsoft Dynamics, Office, Exchange, SharePoint, Lync, and our business intelligence solutions. They rely on our technology to manage employee corporate identity and to protect their corporate data. And, increasingly, businesses of all sizes are looking to Microsoft to realize the benefits of the cloud.

Helping businesses move to the cloud is one of our largest opportunities. Cloud-based solutions provide customers with software, services, and content over the Internet by way of shared computing resources located in centralized data centers. The shift to the cloud is driven by three important economies of scale: larger data centers can deploy computational resources at significantly lower cost per unit than smaller ones; larger data centers can coordinate and aggregate diverse customer, geographic, and application demand patterns improving the utilization of computing, storage, and network resources; and multi-tenancy lowers application maintenance labor costs for large public clouds. Because of the improved economics, the cloud offers unique levels of elasticity and agility that enable new solutions and applications. For businesses of all sizes, the cloud creates the opportunity to focus on innovation while leaving non-differentiating activities to reliable and cost-effective providers.

Unique to Microsoft, we continue to design and deliver cloud solutions that allow our customers to move to leverage both the cloud and their on-premise assets. For example, a company can choose to deploy Office or Microsoft Dynamics on premises, as a cloud service, or a combination of both. With Windows Server 2012, Windows Azure and System Center infrastructure, businesses can deploy applications in their own datacenter, a partner’s datacenter, or in Microsoft’s datacenter with common security, management, and administration across all environments, with the flexibility and scale they desire. Our business customers tell us these hybrid capabilities are critical to harnessing the power of the cloud so they can reach new levels of efficiency and tap new areas of growth.

Our Future Opportunity

There are several distinct areas of technology that we are focused on driving forward. Our goal is to lead the industry in these areas over the long term, which we expect will translate to sustained growth well into the future. We are investing significant resources in:

•	Developing new form factors that have increasingly natural ways to use them, including touch, gestures, and speech.

•	Making technology more intuitive and able to act on our behalf, instead of at our command, with machine learning.

PART I

Item 2

•	Building and running cloud services in ways that unleash new experiences and opportunities for businesses and individuals.

•

Firmly establishing our Windows platform across the PC, tablet, phone, server, and cloud to drive a thriving ecosystem of developers, unify the cross-device user experience, and increase agility when bringing new advances to market.

•	Delivering new scenarios with improvements in how people learn, work, play, and interact with one another.

We believe the breadth of our devices and services portfolio, our large, global partner and customer base, and the growing Windows ecosystem position us to be a leader in these areas.

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

Unearned Revenue

Quarterly and annual revenue may be impacted by the deferral of revenue. See the discussions below regarding revenue deferred on sales of the current version of the Microsoft Office system with a guarantee to be upgraded to the newest version of the Microsoft Office system at minimal or no cost (the “Office Deferral”), and on sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price upon general availability (“the Windows Upgrade Offer”) and pre-sales of Windows 8 to original equipment manufacturers and retailers before general availability (“Windows 8 Pre-Sales”) (collectively, the “Windows Deferral”).

RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2012	2011

Revenue	$16,008	$17,372	(8)%
Operating income	$5,308	$7,203	(26)%
Diluted earnings per share	$0.53	$0.68	(22)%

PART I

Item 2

Revenue decreased mainly due to the deferral of $1.2 billion of revenue related to the Windows Deferral and $189 million of revenue primarily related to the Office Deferral, as well as due to lower Xbox 360 entertainment platform revenue, offset in part by strong sales of Server and Tools products and services. Revenue for the three months ended September 30, 2012 also included revenue for Skype, which was acquired October 13, 2011.

Operating income decreased reflecting lower revenue and increased cost of revenue and research and development expenses. Cost of revenue increased $391 million or 10%, primarily due to payments made to Nokia related to joint strategic initiatives and higher headcount-related expenses, primarily related to the Server and Tools Business. Research and Development expenses increased $131 million or 6%, due mainly to higher headcount-related expenses, primarily related to the Entertainment and Devices Division, as well as increased lab and localization costs.

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

Windows & Windows Live Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2012	2011

Revenue	$3,244	$4,874	(33)%
Operating income	$1,646	$3,270	(50)%

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

Excluding the impact of the Windows Deferral, approximately 75% of total Windows Division revenue comes from Windows operating system software purchased by original equipment manufacturers (“OEMs”) which they pre-install on equipment they sell. The remaining approximately 25% of Windows Division revenue is generated by commercial and retail sales of Windows and PC hardware products and online advertising from Windows Live.

Windows Division revenue decreased from the prior year, due mainly to the deferral of $783 million of revenue related to Windows 8 Pre-Sales and $384 million of revenue related to the Windows Upgrade Offer. Windows Division revenue was also negatively impacted by a decline in the PC market, decreased inventory levels within distribution channels as OEMs and retailers began to prepare for the Windows 8 launch, and continued higher relative growth in emerging markets, where average selling prices are lower than developed markets.

Windows Division operating income decreased, due mainly to lower revenue. Operating expenses were impacted by higher research and development expenses, which were offset by lower sales and marketing expenses. Research and development expenses increased $43 million or 10%, primarily associated with Windows 8 and Surface. Sales and marketing expenses decreased $51 million or 8%, reflecting decreased corporate marketing activities, offset in part by increased advertising of Windows.

PART I

Item 2

Server and Tools

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2012	2011

Revenue	$4,552	$4,216	8%
Operating income	$1,748	$1,565	12%

Server and Tools develops and markets technology and related services that enable information technology professionals and their systems to be more productive and efficient. Server and Tools product and service offerings include Windows Server, Microsoft SQL Server, Windows Azure, Visual Studio, System Center products, Windows Embedded device platforms, and Enterprise Services. Enterprise Services comprise Premier product support services and Microsoft Consulting Services. We also offer developer tools, training, and certification. Approximately 80% of Server and Tools revenue comes from volume licensing programs, retail packaged product and licenses sold to OEMs, and the remainder comes from Enterprise Services.

Server and Tools revenue increased in both product sales and Enterprise Services. Product revenue increased $215 million or 6%, driven primarily by growth in SQL Server, System Center, and Developer Tools, reflecting continued adoption of the Windows platform. Enterprise Services revenue grew $121 million or 13%, due to growth in both Premier product support and consulting services.

Server and Tools revenue for the three months ended September 30, 2012 included an unfavorable foreign currency impact of $77 million.

Server and Tools operating income increased, primarily due to revenue growth, offset in part by higher cost of revenue and increased sales and marketing expenses. Cost of revenue increased $110 million or 12%, primarily reflecting higher headcount-related costs. Sales and marketing expenses grew $48 million or 5%, reflecting increased corporate marketing activities and fees paid to third-party enterprise software advisors.

Online Services Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2012	2011

Revenue	$697	$641	9%
Operating loss	$(364)	$(514)	29%

Online Services Division (“OSD”) develops and markets information and content designed to help people simplify tasks and make more informed decisions online, and to help advertisers connect with audiences. OSD offerings include Bing, Bing Ads, MSN, and advertiser tools. Bing and MSN generate revenue through the sale of search and display advertising, accounting for nearly all of OSD’s annual revenue.

Online advertising revenue grew $83 million or 15% to $655 million, reflecting continued growth in search advertising revenue, offset in part by decreased display advertising revenue. Search revenue grew due to increased revenue per search, increased volumes reflecting general market growth, and share gains in the U.S. According to third-party sources, Bing organic U.S. market share for the month of September 2012 was approximately 16%, and grew 120 basis points year over year. Bing-powered U.S. market share, including Yahoo! properties, was approximately 25% for the month of September 2012, down 160 basis points year over year.

OSD’s operating loss was reduced by higher revenue and lower cost of revenue and sales and marketing expenses, offset in part by higher research and development expenses. Cost of revenue decreased $91 million, driven by lower Yahoo! reimbursement costs and traffic acquisition costs. Sales and marketing expenses decreased $40 million or 23%, due mainly to decreased corporate marketing activities. Research and development expenses increased $32 million or 10%, primarily reflecting higher headcount-related expenses.

PART I

Item 2

Microsoft Business Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2012	2011

Revenue	$5,502	$5,635	(2)%
Operating income	$3,646	$3,717	(2)%

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

MBD revenue decreased, mainly reflecting $189 million of revenue deferred primarily related to the Office Deferral, offset in part by overall increased sales of the 2010 Microsoft Office system. Business revenue increased $142 million or 3%, primarily reflecting growth in multi-year volume licensing revenue and a 6% increase in Microsoft Dynamics revenue. Consumer revenue decreased $275 million or 25% driven by the Office Deferral and a decline in the PC market.

MBD revenue for the three months ended September 30, 2012 included an unfavorable foreign currency impact of $119 million.

MBD operating income decreased, mainly due to lower revenue, offset in part by decreased research and development expenses. Research and development expenses decreased $64 million or 13%, primarily due to the capitalization of certain Microsoft Office system software development costs, offset in part by increased headcount-related expenses.

Entertainment and Devices Division

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2012	2011

Revenue	$1,946	$1,961	(1)%
Operating income	$19	$340	(94)%

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

EDD revenue decreased slightly, mostly due to lower Xbox 360 platform revenue, offset in part by Skype and Windows Phone revenue. Xbox 360 platform revenue decreased $418 million or 24%, due mainly to lower volumes of consoles sold and lower video game revenue, offset in part by higher Xbox LIVE revenue. We shipped 1.7 million Xbox 360 consoles during the first quarter of fiscal year 2013, compared with 2.3 million Xbox 360 consoles during the first quarter of fiscal year 2012. Video game revenue decreased primarily due to the release of Gears of War 3 in the first quarter of fiscal year 2012 with no comparable major releases in the first quarter of fiscal year 2013.

EDD operating income decreased, due mainly to higher cost of revenue and research and development expenses. Cost of revenue grew $151 million or 14%, largely due to payments made to Nokia related to joint strategic initiatives and due to the acquisition of Skype, offset in part by decreased sales of Xbox 360 consoles and lower video game royalties. Research and development expenses increased $140 million or 44%, primarily reflecting higher headcount-related expenses related to interactive entertainment and the acquisition of Skype.

PART I

Item 2

Corporate-Level Activity

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2012	2011

Corporate-level activity	$(1,387)	$(1,175)	(18)%

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; and legal settlements and contingencies.

Corporate-level expenses increased, due mainly to increased corporate marketing activities and higher intellectual property licensing costs, offset in part by lower legal charges.

COST OF REVENUE

Cost of Revenue

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2012	2011

Cost of revenue	$4,168	$3,777	10%
As a percent of revenue	26%	22%	4ppt

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

Cost of revenue increased reflecting payments made to Nokia and higher headcount-related costs. Headcount-related expenses increased 9%, primarily related to increased Server and Tools headcount.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2012	2011

Research and development	$2,460	$2,329	6%
As a percent of revenue	15%	13%	2ppt

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

Research and development expenses increased, primarily reflecting a 2% increase in headcount-related expenses, as well as increased lab and localization costs.

PART I

Item 2

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2012	2011

Sales and marketing	$2,945	$2,900	2%
As a percent of revenue	18%	17%	1ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Sales and marketing expenses increased slightly, primarily reflecting amortization of intangible assets, increased advertising of Windows, a 1% increase in headcount-related expenses, and fees paid to third-party enterprise software advisors, offset in part by decreased advertising and marketing of the Xbox 360 entertainment platform.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2012	2011

General and administrative	$1,127	$1,163	(3)%
As a percent of revenue	7%	7%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

General and administrative expenses decreased, primarily due lower legal charges, offset in part by a 13% increase in headcount-related expenses.

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions, except percentages)	Three Months Ended September 30,

	2012	2011

Dividends and interest income	$159	$211
Interest expense	(95)	(94)
Net recognized gains (losses) on investments	(15)	3
Net gains on derivatives	4	27
Net losses on foreign currency remeasurements	(29)	(40)
Other	202	(4)

Total	$226	$103

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

PART I

Item 2

Other income increased primarily due to a gain recognized upon the divestiture of our 50% share in the MSNBC joint venture on July 13, 2012. Dividends and interest income decreased due to lower yields on our investments, offset in part by higher average portfolio investment balances. Net recognized gains on investments decreased, primarily due to higher other-than-temporary impairments, offset in part by gains on sales of equity and fixed-income securities. Net gains on derivatives decreased due to losses on foreign exchange contracts in the current period as compared to gains in the comparable period, offset in part by gains on commodity derivatives in the current period as compared to losses in the comparable period. Changes in foreign currency remeasurements were primarily due to currency movements net of our hedging activities.

Income Taxes

Our effective tax rates were approximately 19% and 21% for the three months ended September 30, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which have lower income tax rates.

The current quarter’s effective tax rate is lower than our prior year’s first quarter effective tax rate primarily due to the favorable impact of foreign currency exchange rate movements on our foreign tax provisions.

Tax contingencies and other tax liabilities were $7.8 billion and $7.6 billion as of September 30, 2012 and June 30, 2012, respectively, and are included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of September 30, 2012, the primary unresolved issue relates to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2011.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $66.6 billion as of September 30, 2012, compared with $63.0 billion as of June 30, 2012. Equity and other investments were $10.0 billion as of September 30, 2012 compared to $9.8 billion as of June 30, 2012. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities. While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of September 30, 2012 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of our mortgage-backed securities is collateralized by prime residential mortgages and carries a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. Our gross exposures to our customers and investments in Portugal, Italy, Ireland, Greece, and Spain are individually and collectively not material.

Of the cash, cash equivalents, and short-term investments at September 30, 2012, approximately $58 billion was held by our foreign subsidiaries and were subject to material repatriation tax effects. The amount of cash and investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was approximately $668 million. As of September 30, 2012, approximately 83% of the short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 7% were invested in corporate notes and bonds of U.S. companies, and 3% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

PART I

Item 2

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $415 million as of September 30, 2012. Our average and maximum securities lending payable balances for the three months ended September 30, 2012 were $845 million and $1.4 billion, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

Cash Flows

Cash flows from operations remained flat at $8.5 billion due to increased cash collections from customers, largely offset by other changes in working capital. Cash used in financing decreased $155 million to $2.7 billion, due mainly to a $302 million decrease in cash used for common stock repurchases and a $107 million increase in excess tax benefits from stock-based compensation, partially offset by a $335 million increase in dividends paid. Cash used in investing increased $5.4 billion to $7.7 billion, due mainly to a $4.6 billion increase in cash used for net investment purchases, sales, and maturities, a $333 million increase in cash used for securities lending, and a $270 million increase in cash used for acquisition of companies and purchases of intangible assets.

Debt

We issued debt in prior periods to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were used to partially fund discretionary business acquisitions and share repurchases.

As of September 30, 2012, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $12.0 billion and $13.3 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $13.2 billion, respectively, as of June 30, 2012. These estimated fair values are based on Level 2 inputs.

PART I

Item 2

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of September 30, 2012:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

September 27, 2013	$1,000	0.875%	1.000%
June 1, 2014	2,000	2.950%	3.049%
September 25, 2015	1,750	1.625%	1.795%
February 8, 2016	750	2.500%	2.642%
June 1, 2019	1,000	4.200%	4.379%
October 1, 2020	1,000	3.000%	3.137%
February 8, 2021	500	4.000%	4.082%
June 1, 2039	750	5.200%	5.240%
October 1, 2040	1,000	4.500%	4.567%
February 8, 2041	1,000	5.300%	5.361%

Total	10,750

Convertible Debt

June 15, 2013	1,250	0.000%	1.849%

Total	$12,000

Interest on the notes is paid semi-annually. As of September 30, 2012, the aggregate unamortized discount for our long-term debt, including the current portion, was $50 million.

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Initially, each $1,000 principal amount of notes was convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. The conversion ratio is adjusted periodically for dividends in excess of the initial dividend threshold as defined in the debt agreement. As of September 30, 2012, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $14 million.

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

PART I

Item 2

Unearned Revenue

Unearned revenue at September 30, 2012 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at September 30, 2012 also included payments for: the Windows Deferral; post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions and prepaid points; OEM minimum commitments; Microsoft Dynamics business solutions products; Skype prepaid credits and subscriptions; the Office Deferral; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of September 30, 2012:

(In millions)

Three Months Ending,

December 31, 2012	$7,881
March 31, 2013	6,287
June 30, 2013	3,228
September 30, 2013	899
Thereafter	1,292

Total	$19,587

Share Repurchases

During the three months ended September 30, 2012, we repurchased approximately 33.0 million shares of Microsoft common stock for $1.0 billion under the repurchase plan we announced on September 22, 2008. All repurchases were made using cash resources. As of September 30, 2012, approximately $7.2 billion remained of the $40.0 billion approved repurchase amount. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

September 18, 2012	$0.23	November 15, 2012	$1,937	December 13, 2012
September 20, 2011	$0.20	November 17, 2011	$1,683	December 8, 2011

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

Liquidity

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. As a result, as discussed above under Cash, Cash Equivalents, and Investments, the majority of our cash, cash equivalents, and short-term investments is held by foreign subsidiaries. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

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

RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the currently prescribed two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted this new guidance beginning July 1, 2012. Adoption of this new guidance did not have a material impact on our financial statements.

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminated the option to report other comprehensive income and its components in the statement of changes in stockholders’ equity. Instead, an entity is required to present either a continuous statement of net income and other comprehensive income or in two separate but consecutive statements. The new guidance also required entities to present reclassification adjustments out of accumulated other comprehensive income by component in both the statement in which net income is presented and the statement in which other comprehensive income is presented. This guidance was amended in December 2011 when the FASB issued guidance which indefinitely defers presentation of reclassification adjustments. We adopted this new amended guidance beginning July 1, 2012. Adoption of this new amended guidance resulted only in changes to presentation of our financial statements.

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

PART I

Item 2

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

Windows 7 revenue is subject to deferral as a result of the Windows Upgrade Offer, which started June 2, 2012. The offer provides significantly discounted rights to purchase Windows 8 Pro to qualifying end-users that purchase Windows 7 PCs during the eligibility period. Microsoft is responsible for delivering Windows 8 Pro to the end customer. Accordingly, revenue related to the allocated discount for undelivered Windows 8 is deferred until it is delivered or the redemption period expires.

Microsoft Office system revenue is subject to deferral as a result of the Office Offer, which will start on October 19, 2012. The Office Offer allows customers who purchase qualifying 2010 Microsoft Office system or Office for Mac 2011 products to receive, at no cost, a one-year subscription to Office 365 Home Premium or the equivalent version of 2013 Microsoft Office system upon general availability. Small business customers in applicable markets will also be eligible for a three-month trial of Office 365 Small Business Premium. Accordingly, estimated revenue related to the undelivered 2013 Microsoft Office system and subscription services is deferred until the products and services are delivered or the redemption period expires.

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

PART I

Item 2

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

PART I, II

Item 3, 4, 1, 1A

The following table sets forth the one-day VaR for substantially all of our positions as of September 30, 2012 and June 30, 2012 and for the three months ended September 30, 2012:

(In millions)

	September 30, 2012	June 30, 2012	Three Months Ended September 30, 2012

Risk Categories			Average	High	Low

Foreign currency	$ 227	$98	$191	$256	$90
Interest rate	$ 78	$71	$74	$83	$63
Equity	$ 204	$205	$203	$211	$195
Commodity	$ 23	$18	$20	$24	$18

Total one-day VaR for the combined risk categories was $396 million at September 30, 2012 and $292 million at June 30, 2012. The total VaR is 25% less at September 30, 2012, and 26% less at June 30, 2012 than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Competition among platforms, ecosystems, and devices.    An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A well-established ecosystem creates beneficial network effects among users, application developers, and the platform provider that can accelerate growth. Establishing significant scale in the marketplace is necessary to achieve and maintain competitive margins. The strategic importance of a vibrant ecosystem increases as we launch the Windows 8 operating system, Surface devices, and associated cloud-based services. We face significant competition from firms that provide competing platforms, applications and services.

PART II

Item 1A

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

•

Competing platforms have applications marketplaces (sometimes referred to as “stores”) with scale and significant installed bases on mobile devices. These applications leverage free and user-paid services that over time result in disincentives for users to switch to competing platforms. In order to compete, we must successfully enlist developers to write applications for our marketplace and ensure that these applications have high quality, customer appeal, and value. Efforts to compete with these application marketplaces may increase our cost of revenue and lower our operating margins.

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

•

Some companies compete with us using an open source business model by modifying and then distributing open source software at nominal cost to end-users and earning revenue on advertising or complementary services and products. These firms do not bear the full costs of research and development for the software. Some open source software vendors develop software that mimics the features and functionality of our products.

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

We make significant investments in new products and services that may not be profitable.    We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, the Windows Store, the Windows Azure Services platform, Office 365, other cloud-based services offerings, and the Xbox 360 entertainment platform. We will also continue to invest in new software and hardware products, services, and technologies, such as the Surface set of Microsoft-designed and manufactured devices announced in June 2012. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product and service investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

In fall 2012, we are launching Windows 8, a major new release of our PC operating system and Surface that seek to deliver a unique user experience through well-integrated software, hardware, and services. Its success depends on a number of factors including the extent to which customers embrace its new user interface and functionality, successfully coordinating with our OEM partners in releasing a variety of hardware devices that take advantage of its features, and attracting developers at scale to ensure a competitive array of quality applications. We expect to incur substantial marketing costs in launching Window 8 and associated services and devices, which may reduce our operating margins.

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

Third parties may claim we infringe their intellectual property rights.    From time to time, we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, the rapid rate of issuance of new patents and our offering of Microsoft-branded services and hardware devices, such as Surface. To resolve these claims we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. These outcomes may cause operating margins to decline. In addition to money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies. In some countries, such as Germany, an injunction can be issued before the parties have fully litigated the validity of the underlying patents. We have made and expect to continue making significant expenditures to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk.

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

PART II

Item 1A

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

PART II

Item 1A

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

PART II

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

PART II

Item 1A

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

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective tax rates for the company. In addition, there have been proposals from Congress to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted it could have a material adverse impact on our tax expense and cash flows.

Our hardware and software products may experience quality or supply problems.    Our vertically-integrated hardware products such as the Xbox 360 console, Surface, and other hardware devices we design and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. We obtain some components of our hardware devices from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the amount of capacity available to us. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Either component shortages or excess or obsolete inventory may increase our cost of revenue. Xbox 360 consoles and Surface are assembled in Asia; disruptions in the supply chain may result in console shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

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

PART II

Item 1A

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

PART II

Item 2, 6

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

July 1, 2012 – July 31, 2012	6,494,633	$ 29.11	6,494,633	$ 8,031
August 1, 2012 – August 31, 2012	10,680,965	$ 30.16	10,680,965	$ 7,709
September 1, 2012 – September 30, 2012	15,848,418	$ 30.84	15,848,418	$ 7,221

	33,024,016		33,024,016

During the first quarter of fiscal year 2013, we repurchased 33.0 million shares of Microsoft common stock for $1.0 billion using cash resources. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2012, approximately $7.2 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

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

October 18, 2012