Form 10-Q
period 2012-12-31
MICROSOFT CORP
filed 2013-01-24
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2012

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 18, 2013

Common Stock, $0.00000625 par value per share	8,376,244,910 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2012

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Revenue	$21,456	$20,885	$37,464	$38,257
Cost of revenue	5,692	5,638	9,860	9,415

Gross profit	15,764	15,247	27,604	28,842
Operating expenses:
Research and development	2,528	2,371	4,988	4,700
Sales and marketing	4,309	3,762	7,254	6,662
General and administrative	1,156	1,120	2,283	2,283

Total operating expenses	7,993	7,253	14,525	13,645

Operating income	7,771	7,994	13,079	15,197
Other income (expense)	(1)	245	225	348

Income before income taxes	7,770	8,239	13,304	15,545
Provision for income taxes	1,393	1,615	2,461	3,183

Net income	$6,377	$6,624	$10,843	$12,362

Earnings per share:
Basic	$0.76	$0.79	$1.29	$1.47
Diluted	$0.76	$0.78	$1.28	$1.46

Weighted average shares outstanding:
Basic	8,393	8,402	8,395	8,397
Diluted	8,444	8,465	8,480	8,489

Cash dividends declared per common share	$0.23	$0.20	$0.46	$0.40

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Net income	$6,377	$6,624	$10,843	$12,362
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $(5), $41, $(29), and $127)	(9)	76	(54)	236
Net unrealized gains (losses) on investments (net of tax effects of $103, $67, $251, and $(552))	192	124	466	(1,025)
Translation adjustments and other (net of tax effects of $2, $(67), $92 and $(134))	3	(125)	172	(248)

Other comprehensive income (loss)	186	75	584	(1,037)

Comprehensive income	$6,563	$6,699	$11,427	$11,325

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

December 31, 2012		June 30, 2012

Assets
Current assets:
Cash and cash equivalents	$6,017	$6,938
Short-term investments (including securities loaned of $7 and $785)	62,295	56,102

Total cash, cash equivalents, and short-term investments	68,312	63,040
Accounts receivable, net of allowance for doubtful accounts of $292 and $389	14,317	15,780
Inventories	1,661	1,137
Deferred income taxes	1,983	2,035
Other	3,301	3,092

Total current assets	89,574	85,084
Property and equipment, net of accumulated depreciation of $11,773 and $10,962	8,698	8,269
Equity and other investments	10,707	9,776
Goodwill	14,727	13,452
Intangible assets, net	3,341	3,170
Other long-term assets	1,636	1,520

Total assets	$128,683	$121,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,356	$4,175
Current portion of long-term debt	2,241	1,231
Accrued compensation	2,942	3,875
Income taxes	630	789
Short-term unearned revenue	18,354	18,653
Securities lending payable	21	814
Other	3,366	3,151

Total current liabilities	31,910	32,688
Long-term debt	11,947	10,713
Long-term unearned revenue	1,459	1,406
Deferred income taxes	2,394	1,893
Other long-term liabilities	8,397	8,208

Total liabilities	56,107	54,908

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,374 and 8,381	66,334	65,797
Retained earnings (deficit)	4,236	(856)
Accumulated other comprehensive income	2,006	1,422

Total stockholders’ equity	72,576	66,363

Total liabilities and stockholders’ equity	$128,683	$121,271

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Operations
Net income	$6,377	$6,624	$10,843	$12,362
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	1,009	678	1,719	1,404
Stock-based compensation expense	603	575	1,206	1,133
Net recognized losses (gains) on investments and derivatives	22	(112)	33	(142)
Excess tax benefits from stock-based compensation	(9)	(4)	(186)	(74)
Deferred income taxes	140	14	178	416
Deferral of unearned revenue	10,737	7,544	18,946	13,683
Recognition of unearned revenue	(10,483)	(8,057)	(19,253)	(15,710)
Changes in operating assets and liabilities:
Accounts receivable	(4,488)	(3,652)	1,668	1,081
Inventories	(33)	891	(506)	(29)
Other current assets	150	605	(235)	865
Other long-term assets	(80)	30	(313)	(45)
Accounts payable	685	176	118	(266)
Other current liabilities	168	394	(1,119)	(599)
Other long-term liabilities	(18)	156	165	276

Net cash from operations	4,780	5,862	13,264	14,355

Financing
Proceeds from issuance of debt	2,232	0	2,232	0
Common stock issued	145	208	562	544
Common stock repurchased	(1,658)	(1,042)	(3,290)	(2,976)
Common stock cash dividends paid	(1,933)	(1,683)	(3,609)	(3,024)
Excess tax benefits from stock-based compensation	9	4	186	74
Other	(16)	0	(16)	0

Net cash used in financing	(1,221)	(2,513)	(3,935)	(5,382)

Investing
Additions to property and equipment	(930)	(498)	(1,533)	(934)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(311)	(8,627)	(1,456)	(9,502)
Purchases of investments	(10,074)	(10,047)	(30,212)	(21,346)
Maturities of investments	1,989	6,061	3,248	8,886
Sales of investments	7,126	7,835	20,433	15,371
Securities lending payable	(393)	(292)	(792)	(358)

Net cash used in investing	(2,593)	(5,568)	(10,312)	(7,883)

Effect of exchange rates on cash and cash equivalents	15	(52)	62	(90)

Net change in cash and cash equivalents	981	(2,271)	(921)	1,000
Cash and cash equivalents, beginning of period	5,036	12,881	6,938	9,610

Cash and cash equivalents, end of period	$6,017	$10,610	$6,017	$10,610

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Common stock and paid-in capital
Balance, beginning of period	$66,084	$63,492	$65,797	$63,415
Common stock issued	145	208	552	544
Common stock repurchased	(507)	(340)	(1,398)	(1,164)
Stock-based compensation expense	603	575	1,206	1,133
Stock-based compensation income tax benefits (deficiencies)	5	(35)	172	(29)
Other, net	4	2	5	3

Balance, end of period	66,334	63,902	66,334	63,902

Retained earnings (deficit)
Balance, beginning of period	932	(4,852)	(856)	(8,195)
Net income	6,377	6,624	10,843	12,362
Common stock cash dividends	(1,922)	(1,677)	(3,859)	(3,360)
Common stock repurchased	(1,151)	(702)	(1,892)	(1,414)

Balance, end of period	4,236	(607)	4,236	(607)

Accumulated other comprehensive income
Balance, beginning of period	1,820	751	1,422	1,863
Other comprehensive income (loss)	186	75	584	(1,037)

Balance, end of period	2,006	826	2,006	826

Total stockholders’ equity	$72,576	$64,121	$72,576	$64,121

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

PART I

Item 1

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

(In millions, except earnings per share)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Net income available for common shareholders (A)	$6,377	$6,624	$10,843	$12,362

Weighted average outstanding shares of common stock (B)	8,393	8,402	8,395	8,397
Dilutive effect of stock-based awards	51	63	85	92

Common stock and common stock equivalents (C)	8,444	8,465	8,480	8,489

Earnings Per Share
Basic (A/B)	$0.76	$0.79	$1.29	$1.47
Diluted (A/C)	$0.76	$0.78	$1.28	$1.46

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

In June 2010, we issued $1.25 billion of zero-coupon debt securities that are convertible into shares of our common stock if certain conditions are met. As of December 31, 2012, none of these securities had met price or other conditions that would make them eligible for conversion and therefore were excluded from the calculation of basic and diluted EPS. See Note 11 – Debt for additional information.

PART I

Item 1

NOTE 3    OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Dividends and interest income	$166	$182	$325	$393
Interest expense	(105)	(95)	(200)	(189)
Net recognized gains on investments	43	315	28	318
Net losses on derivatives	(65)	(203)	(61)	(176)
Net losses on foreign currency remeasurements	(7)	(4)	(36)	(44)
Other	(33)	50	169	46

Total	$(1)	$245	$225	$348

Other income for the six months ended December 31, 2012 included a gain recognized upon the divestiture of our 50% share in the MSNBC joint venture on July 13, 2012.

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Other-than-temporary impairments of investments	$(40)	$(107)	$(130)	$(152)
Realized gains from sales of available-for-sale securities	109	643	210	843
Realized losses from sales of available-for-sale securities	(26)	(221)	(52)	(373)

Total	$43	$315	$28	$318

NOTE 4    INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

December 31, 2012

Cash	$2,376	$0	$0	$2,376	$2,376	$0	$0
Mutual funds	2,630	0	0	2,630	2,630	0	0
Commercial paper	13	0	0	13	13	0	0
Certificates of deposit	517	0	0	517	335	182	0
U.S. government and agency securities	54,202	131	(2)	54,331	12	54,319	0
Foreign government bonds	974	29	(24)	979	0	979	0
Mortgage-backed securities	1,554	69	(1)	1,622	0	1,622	0
Corporate notes and bonds	5,135	282	(5)	5,412	651	4,761	0
Municipal securities	358	61	0	419	0	419	0
Common and preferred stock	7,016	2,586	(176)	9,426	0	0	9,426
Other investments	1,294	0	0	1,294	0	13	1,281

Total	$76,069	$3,158	$(208)	$79,019	$6,017	$62,295	$10,707

PART I

Item 1

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2012

Cash	$2,019	$0	$0	$2,019	$2,019	$0	$0
Mutual funds	820	0	0	820	820	0	0
Commercial paper	96	0	0	96	96	0	0
Certificates of deposit	744	0	0	744	342	402	0
U.S. government and agency securities	47,178	130	(2)	47,306	561	46,745	0
Foreign government bonds	1,741	18	(29)	1,730	575	1,155	0
Mortgage-backed securities	1,816	82	(2)	1,896	0	1,896	0
Corporate notes and bonds	7,799	224	(15)	8,008	2,525	5,483	0
Municipal securities	358	58	0	416	0	416	0
Common and preferred stock	6,965	2,204	(436)	8,733	0	0	8,733
Other investments	1,048	0	0	1,048	0	5	1,043

Total	$70,584	$2,716	$(484)	$72,816	$6,938	$56,102	$9,776

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater		Total Fair Value	Total Unrealized Losses
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

December 31, 2012

U.S. government and agency securities	$337	$(2)	$0	$0	$337	$(2)
Foreign government bonds	158	(1)	119	(23)	277	(24)
Mortgage-backed securities	53	0	45	(1)	98	(1)
Corporate notes and bonds	232	(2)	27	(3)	259	(5)
Common and preferred stock	1,063	(116)	450	(60)	1,513	(176)

Total	$1,843	$(121)	$641	$(87)	$2,484	$(208)

	Less than 12 Months		12 Months or Greater		Total Fair Value	Total Unrealized Losses
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses

June 30, 2012

U.S. government and agency securities	$44	$(2)	$0	$0	$44	$(2)
Foreign government bonds	657	(27)	12	(2)	669	(29)
Mortgage-backed securities	53	0	48	(2)	101	(2)
Corporate notes and bonds	640	(11)	70	(4)	710	(15)
Common and preferred stock	2,135	(329)	305	(107)	2,440	(436)

Total	$3,529	$(369)	$435	$(115)	$3,964	$(484)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2012.

PART I

Item 1

At December 31, 2012 and June 30, 2012, the recorded bases of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $360 million and $313 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not possible for us to reliably estimate the fair value of these investments.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

December 31, 2012

Due in one year or less	$26,378	$26,403
Due after one year through five years	30,848	30,972
Due after five years through 10 years	3,272	3,525
Due after 10 years	2,255	2,393

Total	$62,753	$63,293

NOTE 5    DERIVATIVES

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible. Our derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment. All notional amounts presented below are measured in U.S. currency equivalents.

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of December 31, 2012 and June 30, 2012, the total notional amounts of these foreign exchange contracts sold were $4.8 billion and $6.7 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of December 31, 2012 and June 30, 2012, the total notional amounts of these foreign exchange contracts sold were $590 million and $1.3 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of December 31, 2012, the total notional amounts of these foreign exchange contracts purchased and sold were $3.6 billion and $6.2 billion, respectively. As of June 30, 2012, the total notional amounts of these foreign exchange contracts purchased and sold were $3.6 billion and $7.3 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of December 31, 2012, the total notional amounts of designated and non-designated equity contracts purchased and sold were $954 million and $641 million, respectively. As of June 30, 2012, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.4 billion and $982 million, respectively.

PART I

Item 1

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of December 31, 2012, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.2 billion and $1.8 billion, respectively. As of June 30, 2012, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.2 billion and $1.9 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of December 31, 2012 and June 30, 2012, the total notional derivative amounts of mortgage contracts purchased were $1.2 billion and $1.1 billion, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of December 31, 2012, the total notional amounts of credit contracts purchased and sold were $355 million and $465 million, respectively. As of June 30, 2012, the total notional amounts of credit contracts purchased and sold were $318 million and $456 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swap, futures and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of December 31, 2012, the total notional amounts of commodity contracts purchased and sold were $1.4 billion and $396 million, respectively. As of June 30, 2012, the total notional amounts of commodity contracts purchased and sold were $1.5 billion and $445 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain a minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2012, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

December 31, 2012

Assets
Non-designated hedge derivatives:
Short-term investments	$22	$144	$8	$13	$3	$190
Other current assets	53	0	0	0	0	53

Total	$75	$144	$8	$13	$3	$243
Designated hedge derivatives:
Short-term investments	$25	$0	$0	$0	$0	$25
Other current assets	74	0	0	0	0	74

Total	$99	$0	$0	$0	$0	$99

Total assets	$174	$144	$8	$13	$3	$342

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(78)	$(6)	$(9)	$(18)	$0	$(111)
Designated hedge derivatives:
Other current liabilities	$(5)	$0	$0	$0	$0	$(5)

Total liabilities	$(83)	$(6)	$(9)	$(18)	$0	$(116)

PART I

Item 1

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2012

Assets
Non-designated hedge derivatives:
Short-term investments	$14	$162	$10	$26	$3	$215
Other current assets	85	0	0	0	0	85

Total	$99	$162	$10	$26	$3	$300
Designated hedge derivatives:
Short-term investments	$6	$0	$0	$0	$0	$6
Other current assets	177	0	0	0	0	177

Total	$183	$0	$0	$0	$0	$183

Total assets	$282	$162	$10	$26	$3	$483

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(84)	$(19)	$(17)	$(21)	$0	$(141)
Designated hedge derivatives:
Other current liabilities	$(14)	$0	$0	$0	$0	$(14)

Total liabilities	$(98)	$(19)	$(17)	$(21)	$0	$(155)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense) the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Foreign Exchange Contracts
Derivatives	$35	$4	$23	$48
Hedged items	(35)	(5)	(21)	(48)

Total	$0	$(1)	$2	$0

PART I

Item 1

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Effective Portion
Gains (losses) recognized in OCI, net of tax effect of $7 and $33 for the three months ended December 31, 2012 and 2011, and $(5) and $102 for the six months ended December 31, 2012 and 2011	$13	$62	$(10)	$190
Gains (losses) reclassified from OCI into revenue	34	(21)	69	(70)
Amount Excluded from Effectiveness Assessment and Ineffective Portion
Losses recognized in other income (expense)	(36)	(127)	(107)	(65)

We estimate that $63 million of net derivative gains included in OCI at December 31, 2012 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from OCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended December 31, 2012.

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

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Foreign exchange contracts	$(12)	$(16)	$(25)	$(65)
Equity contracts	15	(79)	17	(68)
Interest-rate contracts	1	15	19	58
Credit contracts	(2)	10	(9)	(7)
Commodity contracts	(45)	2	21	(88)

Total	$(43)	$(68)	$23	$(170)

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

PART I

Item 1

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

Our other current financial assets and our current financial liabilities have fair values that approximate their carrying values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

December 31, 2012

Assets
Mutual funds	$2,630	$0	$0	$2,630	$0	$2,630
Commercial paper	0	13	0	13	0	13
Certificates of deposit	0	517	0	517	0	517
U.S. government and agency securities	51,443	2,887	0	54,330	0	54,330
Foreign government bonds	47	907	0	954	0	954
Mortgage-backed securities	0	1,624	0	1,624	0	1,624
Corporate notes and bonds	0	5,249	18	5,267	0	5,267
Municipal securities	0	419	0	419	0	419
Common and preferred stock	8,290	772	5	9,067	0	9,067
Derivatives	10	332	0	342	(101)	241

Total	$62,420	$12,720	$23	$75,163	$(101)	$75,062

Liabilities
Derivatives and other	$4	$112	$0	$116	$(101)	$15

PART I

Item 1

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2012

Assets
Mutual funds	$820	$0	$0	$820	$0	$820
Commercial paper	0	96	0	96	0	96
Certificates of deposit	0	744	0	744	0	744
U.S. government and agency securities	42,291	5,019	0	47,310	0	47,310
Foreign government bonds	31	1,703	0	1,734	0	1,734
Mortgage-backed securities	0	1,892	0	1,892	0	1,892
Corporate notes and bonds	0	7,839	9	7,848	0	7,848
Municipal securities	0	416	0	416	0	416
Common and preferred stock	7,539	877	5	8,421	0	8,421
Derivatives	16	467	0	483	(141)	342

Total	$50,697	$19,053	$14	$69,764	$(141)	$69,623

Liabilities
Derivatives and other	$10	$145	$0	$155	$(139)	$16

(a)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

The following table reconciles the total Net Fair Value of assets above to the balance sheet presentation of these same assets in Note 4 – Investments.

(In millions)

	December 31, 2012	June 30, 2012

Net fair value of assets measured at fair value on a recurring basis	$75,062	$69,623
Cash	2,376	2,019
Common and preferred stock measured at fair value on a nonrecurring basis	360	313
Other investments measured at fair value on a nonrecurring basis	1,281	1,043
Less derivative net assets classified as other current assets	(63)	(185)
Other	3	3

Recorded basis of investment components	$79,019	$72,816

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

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three and Six Months Ended December 31, 2012

Balance as of June 30, 2012	$9	$5	$0	$14
Realized and unrealized gains (losses):
Included in other income (expense)	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Purchases	8	0	0	8

Balance as of September 30, 2012	$17	$5	$0	$22
Realized and unrealized gains (losses):
Included in other income (expense)	0	0	0	0
Included in other comprehensive income	1	0	0	1

Balance as of December 31, 2012	$18	$5	$0	$23

Change in unrealized gains (losses) included in other income (expense) for the three months ended December 31, 2012 related to assets held as of December 31, 2012	$0	$0	$0	$0
Change in unrealized gains (losses) included in other income (expense) for the six months ended December 31, 2012 related to assets held as of December 31, 2012	$0	$0	$0	$0

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three and Six Months Ended December 31, 2011

Balance as of June 30, 2011	$58	$5	$20	$83
Realized and unrealized gains (losses):
Included in other income (expense)	0	0	(2)	(2)
Included in other comprehensive income	(21)	0	0	(21)

Balance as of September 30, 2011	$37	$5	$18	$60
Realized and unrealized gains (losses):
Included in other income (expense)	0	0	(3)	(3)
Included in other comprehensive income	0	0	0	0
Conversions of Level 3 instruments to Level 1 instruments	(28)	0	(15)	(43)

Balance as of December 31, 2011	$9	$5	$0	$14

Change in unrealized gains (losses) included in other income (expense) for the three months ended December 31, 2011 related to assets held as of December 31, 2011	$0	$0	$0	$0
Change in unrealized gains (losses) included in other income (expense) for the six months ended December 31, 2011 related to assets held as of December 31, 2011	$0	$0	$0	$0

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended December 31, 2012 and 2011, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

PART I

Item 1

NOTE 7    INVENTORIES

The components of inventories were as follows:

(In millions)

December 31, 2012		June 30, 2012

Raw materials	$646	$210
Work in process	76	96
Finished goods	939	831

Total	$1,661	$1,137

NOTE 8    BUSINESS COMBINATIONS

Yammer

On July 18, 2012, we acquired Yammer, Inc. (“Yammer”), a leading provider of enterprise social networks, for $1.1 billion in cash. Yammer will continue to develop its standalone service and will add an enterprise social networking service to Microsoft’s portfolio of complementary cloud-based services. The major classes of assets to which we allocated the purchase price were goodwill of $937 million and identifiable intangible assets of $178 million. We assigned the goodwill to the Microsoft Business Division. Yammer was consolidated into our results of operations starting on the acquisition date.

Following are details of the purchase price allocated to the intangible assets acquired:

(In millions)		Weighted Average Life

Customer-related	$77	6 years
Technology-based	67	4 years
Marketing-related	34	7 years

Total	$178	5 years

Other

During the six months ended December 31, 2012, we completed five additional acquisitions for total consideration of $384 million, all of which was paid in cash. These entities have been included in our consolidated results of operations since their respective acquisition dates.

Pro forma results of operations have not been presented because the effects of the business combinations described in this Note, individually and in aggregate, were not material to our consolidated results of operations.

NOTE 9    GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	Balance as of September 30, 2012	Acquisitions	Other	Balance as of December 31, 2012

Windows Division	$89	$0	$0	$89
Server and Tools	1,144	211	0	1,355
Online Services Division	223	0	0	223
Microsoft Business Division	7,903	6	23	7,932
Entertainment and Devices Division	5,107	27	(6)	5,128

Total	$14,466	$244	$17	$14,727

PART I

Item 1

(In millions)	Balance as of June 30, 2012	Acquisitions	Other	Balance as of December 31, 2012

Windows Division	$89	$0	$0	$89
Server and Tools	1,144	211	0	1,355
Online Services Division	223	0	0	223
Microsoft Business Division	6,893	979	60	7,932
Entertainment and Devices Division	5,103	27	(2)	5,128

Total	$13,452	$1,217	$58	$14,727

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

NOTE 10    INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2012			June 30, 2012

Technology-based (a)	$3,969	$(2,165)	$1,804	$3,550	$(1,899)	$1,651
Marketing-related	1,369	(182)	1,187	1,325	(136)	1,189
Contract-based	824	(670)	154	824	(644)	180
Customer-related	491	(295)	196	408	(258)	150

Total	$6,653	$(3,312)	$3,341	$6,107	$(2,937)	$3,170

(a)

Technology-based intangible assets included $317 million and $177 million as of December 31, 2012 and June 30, 2012, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $198 million and $376 million for the three and six months ended December 31, 2012, respectively, as compared with $155 million and $264 million for the three and six months ended December 31, 2011, respectively. Amortization of capitalized software was $61 million and $101 million for the three and six months ended December 31, 2012, respectively, and $28 million and $57 million for the three and six months ended December 31, 2011, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2012:

(In millions)

Year Ending June 30,

2013 (excluding the six months ended December 31, 2012)	$350
2014	575
2015	491
2016	377
2017	266
Thereafter	1,282

Total	$3,341

PART I

Item 1

NOTE 11    DEBT

As of December 31, 2012, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $14.2 billion and $15.2 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $13.2 billion, respectively, as of June 30, 2012. These estimated fair values are based on Level 2 inputs.

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of December 31, 2012 and June 30, 2012:

Due Date	Face Value December 31, 2012	Face Value June 30, 2012	Stated Interest Rate	Effective Interest Rate

	(In millions)
Notes

September 27, 2013	$1,000	$1,000	0.875%	1.000%
June 1, 2014	2,000	2,000	2.950%	3.049%
September 25, 2015	1,750	1,750	1.625%	1.795%
February 8, 2016	750	750	2.500%	2.642%
November 15, 2017 (a)	600	*	0.875%	1.084%
June 1, 2019	1,000	1,000	4.200%	4.379%
October 1, 2020	1,000	1,000	3.000%	3.137%
February 8, 2021	500	500	4.000%	4.082%
November 15, 2022 (a)	750	*	2.125%	2.239%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042 (a)	900	*	3.500%	3.571%

Total	13,000	10,750

Convertible Debt

June 15, 2013	1,250	1,250	0.000%	1.849%

Total	$14,250	$12,000

(a)	In November 2012, we issued $2.25 billion of debt securities. The notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

*	Not applicable.

Interest on the notes is paid semi-annually. As of December 31, 2012 and June 30, 2012, the aggregate unamortized discount for our long-term debt, including the current portion, was $62 million and $56 million, respectively.

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Initially, each $1,000 principal amount of notes was convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. The conversion ratio is adjusted periodically for dividends in excess of the initial dividend threshold as defined in the debt agreement. As of December 31, 2012, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $9 million.

Prior to March 15, 2013, the notes will be convertible, only in certain circumstances, into cash and, if applicable, cash, shares of Microsoft’s common stock, or a combination thereof, at our election. On or after March 15, 2013, the

PART I

Item 1

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

In connection with issuance of the notes, we entered into capped call transactions with certain option counterparties who are initial purchasers of the notes or their affiliates. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the notes. Under the capped call transactions, we purchased from the option counterparties capped call options that in the aggregate relate to the total number of shares of our common stock underlying the notes, with a strike price equal to the conversion price of the notes and with an initial cap price equal to $37.16, which is adjusted periodically to mirror any adjustments to the conversion price. The purchased capped calls were valued at $40 million and recorded to stockholders’ equity.

NOTE 12    INCOME TAXES

Our effective tax rates were approximately 18% and 20% for the three months ended December 31, 2012 and 2011, respectively, and 18% and 20% for the six months ended December 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which have lower income tax rates.

Tax contingencies and other tax liabilities were $7.7 billion and $7.6 billion as of December 31, 2012 and June 30, 2012, respectively, and are included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of December 31, 2012, the primary unresolved issue relates to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, because we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2011.

We are subject to income tax in many jurisdictions outside the U.S. Certain jurisdictions remain subject to examination for tax years 1996 to 2011, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

NOTE 13    UNEARNED REVENUE

The components of unearned revenue were as follows:

(In millions)

	December 31, 2012	June 30, 2012

Volume licensing programs	$14,708	$16,717
Other (a)	5,105	3,342

Total	$19,813	$20,059

(a)

Other includes revenue deferred on: sales of the current version of the Microsoft Office system with a guarantee to be upgraded to the new Office at minimal or no cost (the “Office Upgrade Offer”) and pre-sales of the new Office to original equipment manufacturers (“OEMs”) and retailers before general availability (“Office Pre-Sales”) (collectively, the “Office Deferral”); sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price (the “Windows Upgrade Offer”); and sales of video games with the right to receive specified software upgrades/enhancements (the “Video Game Deferral”).

PART I

Item 1

Other as of December 31, 2012 includes a net $1.1 billion of unearned revenue associated with the Windows Upgrade Offer, $977 million of unearned revenue associated with the Office Deferral, and $380 million of unearned revenue associated with the Video Game Deferral.

Other as of June 30, 2012 includes $540 million of unearned revenue associated with the Windows Upgrade Offer.

Unearned revenue by segment was as follows:

(In millions)

	December 31, 2012	June 30, 2012

Windows Division	$2,736	$2,444
Server and Tools	6,544	7,445
Microsoft Business Division	8,904	9,015
Other segments	1,629	1,155

Total	$19,813	$20,059

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

All settlements in the United States have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.9 billion and $2.0 billion. At December 31, 2012, we have recorded a liability related to these claims of approximately $500 million, which reflects our estimated exposure of $1.9 billion less payments made to date of approximately $1.4 billion mostly for vouchers, legal fees, and administrative expenses.

The three cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. In April 2011, the British Columbia Court of Appeal reversed the class certification ruling and dismissed the case, holding that indirect purchasers do not have a claim. The plaintiffs have filed an appeal to the Canadian Supreme Court, which was heard in the fall of 2012. The other two actions have been stayed.

PART I

Item 1

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. (“Novell”) filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of Novell’s six claims. In March 2010, the trial court granted summary judgment in favor of Microsoft as to all remaining claims. The court of appeals reversed that ruling as to one claim. Trial of that claim took place from October to December 2011 and resulted in a mistrial because the jury was unable to reach a verdict. In July 2012, the trial court granted Microsoft’s motion for judgment as a matter of law. Novell has appealed this decision to the U.S. Court of Appeals for the Tenth Circuit.

Government Competition Law Matters

In December 2009, the European Commission adopted a decision that rendered legally binding commitments offered by Microsoft to address the Commission’s concerns about the inclusion of Web browsing software in Windows. Among other things, Microsoft committed to display a “Browser Choice Screen” on Windows-based PCs in Europe where Internet Explorer is set as the default browser. Due to a technical error, we failed to deliver the requisite software to enable that display to PCs that came preinstalled with a version of Windows 7 called Windows 7 Service Pack 1. We did deliver the requisite software to PCs running the original version of Windows 7 and earlier editions of Windows. Following notification by the Commission of reports that some PCs were not receiving the update, we promptly fixed the error and advised the Commission of what we had discovered. PCs that come preinstalled with Windows 7 Service Pack 1 are now receiving the Browser Choice Screen software, as intended. In July 2012, the Commission announced that it had opened proceedings to investigate whether Microsoft had failed to comply with this commitment. The Commission stated that if a company is found to have breached a legally binding commitment, the company may be fined up to 10% of its worldwide annual revenue. In October 2012, the Commission issued a Statement of Objections, preliminarily concluding that Microsoft failed to comply with the 2009 commitments. We have provided our written response and waived our right to a hearing.

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

In November 2010, Motorola filed an action against Microsoft in the ITC alleging infringement of five Motorola patents by Xbox consoles and accessories and seeking an exclusion order to prohibit importation of the allegedly infringing Xbox products into the U.S. In April 2012, the ALJ found that Xbox products infringe four of the five patents asserted by Motorola. The ALJ recommended that the ITC issue a limited exclusion order and a cease and desist order. Both Microsoft and Motorola sought ITC review of the ALJ’s findings. In June 2012, Microsoft filed a motion to terminate the investigation as to certain patents based on facts arising as the result of Google’s acquisition of Motorola. The

PART I

Item 1

ITC determined that it would review the ALJ’s initial determination in its entirety and remanded the matter to the ALJ (1) to apply certain ITC case precedent, (2) to rule on Microsoft’s June 2012 motion to terminate, and (3) set a new target date for completion of the investigation. The ALJ held a hearing in December 2012 and has set a target date for a final ITC ruling in July 2013. At Motorola’s request, the ITC has terminated its investigation as to two patents, and in January 2013 Motorola requested that the investigation be terminated as to two additional Motorola patents. If granted, only one Motorola patent will be at issue before the ITC. If the ITC issues an exclusion order or cease and desist order, it will be subject to Presidential review for up to 60 days, during which Microsoft may be able to import Xbox products subject to posting a bond. If an order is issued and survives Presidential review, Microsoft may be able to mitigate the order’s impact by altering Xbox products to avoid Motorola’s infringement claims.

U.S. District Court

The Seattle District Court case filed in October 2010 by Microsoft as a companion to Microsoft’s ITC case against Motorola has been stayed pending the outcome of Microsoft’s ITC case.

In November 2010, Microsoft sued Motorola for breach of contract in U.S. District Court in Seattle, alleging that Motorola breached its commitments to standards-setting organizations to license to Microsoft certain patents on reasonable and non-discriminatory (“RAND”) terms and conditions. Motorola has declared these patents essential to the implementation of the H.264 video standard and the 802.11 Wi-Fi standard. In suits described below, Motorola or a Motorola affiliate subsequently sued Microsoft on those patents in U.S. District Courts, in the ITC, and in Germany. In February 2012, the Seattle District Court granted a partial summary judgment in favor of Microsoft ruling that (1) Motorola entered into binding contractual commitments with standards organizations committing to license its declared-essential patents on RAND terms and conditions; and (2) Microsoft is a third-party beneficiary of those commitments. The court rejected Motorola’s argument that Microsoft had repudiated its right to a RAND license, and ruled a trial is needed to determine whether Motorola is in breach of its obligation to enter into a patent license with Microsoft and, if so, the amount of the RAND royalty. In April 2012, the court issued a temporary restraining order preventing Motorola from taking steps to enforce an injunction in Germany relating to the H.264 video patents. In May 2012, the court converted that order into a preliminary injunction. Motorola appealed the court’s injunction orders to the Court of Appeals for the Ninth Circuit, which affirmed the orders in September 2012. The Seattle District Court held a trial in November 2012 to determine the RAND royalty for Motorola’s H.264 and 802.11 patents. In December 2012, the Seattle District Court ruled that Motorola could not obtain injunctive relief in connection with any of its claims for infringement of its H.264 and 802.11 patents.

Cases filed by Motorola in Wisconsin, California, and Florida, with the exception of one currently stayed case in Wisconsin (a companion case to Motorola’s ITC action), have been transferred to the U.S District Court in Seattle. Motorola and Microsoft both seek damages as well as injunctive relief. No trial dates have been set in any of the transferred cases, and the court has stayed these cases on agreement of the parties.

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

PART I

Item 1

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

United Kingdom

In December 2011, Microsoft filed an action against Motorola in the High Court of Justice, Chancery Division, Patents Court, in London, England, seeking to revoke the UK part of the European patent asserted by Motorola in Germany against the ActiveSync protocol. In February 2012, Motorola counterclaimed alleging infringement of the patent and seeking damages and an injunction. A trial took place in December 2012, and the court ruled that Motorola’s patent is invalid and revoked. The court also ruled that the patent, even if valid, would be licensed under the grant-back clause in Google’s ActiveSync license.

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

As of December 31, 2012, we had accrued aggregate liabilities of $531 million in other current liabilities and $194 million in other long-term liabilities for all of our contingent legal matters. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.8 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

NOTE 16    STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock through our repurchase program, during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Shares of common stock repurchased	58	39	91	78
Value of common stock repurchased	$1,607	$1,000	$2,607	$2,000

PART I

Item 1

Excluded from this table are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. We repurchased all shares with cash resources. As of December 31, 2012, approximately $5.6 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2013

September 18, 2012	$0.23	November 15, 2012	$1,933	December 13, 2012
November 28, 2012	$0.23	February 21, 2013	$1,926	March 14, 2013

Fiscal Year 2012

September 20, 2011	$0.20	November 17, 2011	$1,683	December 8, 2011
December 14, 2011	$0.20	February 16, 2012	$1,683	March 8, 2012

The estimate of the amount to be paid as a result of the November 28, 2012 declaration was included in other current liabilities as of December 31, 2012.

NOTE 17    SEGMENT INFORMATION

In its operation of the business, management, including our chief operating decision maker, the company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segment information within this note is reported on that basis. Our five segments are Windows Division, Server and Tools, Online Services Division, Microsoft Business Division, and Entertainment and Devices Division. During the three months ended December 31, 2012, we changed the name of our Windows & Windows Live Division to Windows Division.

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

PART I

Item 1

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Revenue
Windows Division	$5,253	$4,714	$9,654	$9,552
Server and Tools	5,191	4,740	9,746	8,957
Online Services Division	893	798	1,606	1,456
Microsoft Business Division	6,491	6,296	12,174	11,914
Entertainment and Devices Division	4,149	4,238	6,088	6,207
Unallocated and other	(521)	99	(1,804)	171

Consolidated	$21,456	$20,885	$37,464	$38,257

Operating income (loss)
Windows Division	$2,671	$2,854	$5,484	$6,100
Server and Tools	2,129	1,956	3,872	3,516
Online Services Division	(283)	(456)	(642)	(969)
Microsoft Business Division	4,367	4,172	8,198	7,875
Entertainment and Devices Division	937	520	954	874
Reconciling amounts	(2,050)	(1,052)	(4,787)	(2,199)

Consolidated	$7,771	$7,994	$13,079	$15,197

Reconciling amounts in the tables above and below include adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Significant reconciling items were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Corporate-level activity (a)	$(1,524)	$(1,082)	$(2,915)	$(2,260)
Revenue reconciling amounts (b)	(578)	24	(1,927)	52
Other	52	6	55	9

Total	$(2,050)	$(1,052)	$(4,787)	$(2,199)

(a)	Corporate-level activity excludes revenue reconciling amounts presented separately in that line item.

(b)

Revenue reconciling amounts for the three months ended December 31, 2012 includes: the recognition of $783 million of previously deferred revenue related to pre-sales of Windows 8 to OEMs and retailers before general availability (“Windows 8 Pre-Sales”); a net $161 million of revenue deferred related to the Windows Upgrade Offer; a net $788 million of revenue deferred related to the Office Deferral; and $380 million of revenue deferred related to the Video Game Deferral.

Revenue reconciling amounts for the six months ended December 31, 2012 includes: a net $545 million of revenue deferred related to the Windows Upgrade Offer; $977 million of revenue deferred related to the Office Deferral; and $380 million of revenue deferred related to the Video Game Deferral.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of December 31, 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2012 and 2011. These interim financial statements are the responsibility of the Corporation’s management.

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

January 24, 2013

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

OVERVIEW

The following management’s discussion and analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2012 and our financial statements and accompanying Notes to Financial Statements in this Form 10-Q.

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

Key Opportunities and Investments

We invest research and development resources in new products and services in the areas where we see significant opportunities to drive future growth. As we look forward, the capabilities and accessibility of PCs, tablets, phones, televisions, and other devices powered by rich software platforms and applications continue to grow. With this trend, we believe the full potential of software will be seen and felt in how people use these devices and the associated services at work and in their personal lives.

Devices with End-User Services

We work with an ecosystem of partners to deliver a broad spectrum of Windows devices. In some cases, we build our own devices, as we have chosen to do with Xbox and Surface. In all our work with partners and on our own devices, we focus on delivering seamless services and experiences across devices. As consumer services and hardware advance, we expect they will continue to better complement one another, connecting the devices people use daily to unique communications, productivity, and entertainment services from Microsoft and our partners and developers around the world.

PART I

Item 2

Windows 8 reflects this shift. Launched in October 2012 on a variety of state-of-the-art hardware, Windows 8 is built to take advantage of our consumer cloud services. Windows 8 is made for both personal and professional use and unites the light, thin, and convenient aspects of a tablet with the power of a PC. For example, Xbox Music, Video, Games, and SmartGlass applications make it possible to select and experience entertainment across a range of devices by simplifying and increasing the accessibility of those experiences. SkyDrive, our cloud storage solution, connects content across all of a user’s devices. Bing’s search technologies in Windows 8 are designed to help users get more done. Skype has a new Windows 8 application and connects directly to the new Office.

The new Office is designed for Windows 8 and takes advantage of new mobile form factors with touch and pen capabilities. It unlocks new experiences for reading, note taking, meetings, and communications and brings social experiences directly into productivity and collaboration scenarios. The combination of a Windows 8 tablet with OneNote and SkyDrive will transform how to take notes, annotate documents, and share information.

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

Unique to Microsoft, we continue to design and deliver cloud solutions that allow our customers to use both the cloud and their on-premise assets however best suits their own needs. For example, a company can choose to deploy Office or Microsoft Dynamics on premises, as a cloud service, or a combination of both. With Windows Server 2012, Windows Azure, and System Center infrastructure, businesses can deploy applications in their own datacenter, a partner’s datacenter, or in Microsoft’s datacenter with common security, management, and administration across all environments, with the flexibility and scale they desire. Our business customers tell us these hybrid capabilities are critical to harnessing the power of the cloud so they can reach new levels of efficiency and tap new areas of growth.

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

PART I

Item 2

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

Unearned Revenue

Quarterly and annual revenue may be impacted by the deferral of revenue. See the discussions below regarding revenue deferred on: sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price (the “Windows Upgrade Offer”) and pre-sales of Windows 8 to original equipment manufacturers (“OEMs”) and retailers before general availability (“Windows 8 Pre-Sales”) (collectively, the “Windows Deferral”); sales of the current version of the Microsoft Office system with a guarantee to be upgraded to the new Office at minimal or no cost (the “Office Upgrade Offer”) and pre-sales of the new Office to OEMs and retailers before general availability (“Office Pre-Sales”) (collectively, the “Office Deferral”); and on sales of video games with the right to receive specified software upgrades/enhancements (the “Video Game Deferral”).

RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2012	2011		2012	2011

Revenue	$21,456	$20,885	3%	$37,464	$38,257	(2)%
Operating income	$7,771	$7,994	(3)%	$13,079	$15,197	(14)%
Diluted earnings per share	$0.76	$0.78	(3)%	$1.28	$1.46	(12)%

PART I

Item 2

Three months ended December 31, 2012 compared with three months ended December 31, 2011

Revenue increased, primarily due to the launch of Windows 8 and Surface on October 26, 2012, and strong sales of Server and Tools products and services, offset in part by lower Entertainment and Devices revenue. During the three months ended December 31, 2012, we recognized a net $622 million of revenue related to the Windows Deferral, and we deferred a net $788 million of revenue related to the Office Deferral and $380 million of revenue related to the Video Game Deferral.

Operating income decreased, reflecting higher operating expenses, offset in part by revenue growth. Key changes in operating expenses were:

•	Sales and marketing expenses increased $547 million or 15%, primarily reflecting advertising of Windows 8 and Surface.

•	Research and development expenses increased $157 million or 7%, due mainly to higher headcount-related expenses, primarily related to the Entertainment and Devices Division.

Six months ended December 31, 2012 compared with six months ended December 31, 2011

Revenue decreased, primarily due to the deferral of certain Office, Windows, and video game revenue and lower Entertainment and Devices revenue, offset in part by strong sales of Server and Tools products and services and the launch of Windows 8 and Surface. During the six months ended December 31, 2012, we deferred $977 million of revenue related to the Office Deferral, a net $545 million of revenue related to the Windows Deferral, and $380 million of revenue related to the Video Game Deferral.

Operating income decreased, reflecting lower revenue and increased cost of revenue and operating expenses. Key changes in cost of revenue and operating expenses were:

•	Sales and marketing expenses increased $592 million or 9%, primarily reflecting advertising of Windows 8 and Surface.

•

Cost of revenue increased $445 million or 5%, reflecting payments made to Nokia related to joint strategic initiatives, higher headcount-related expenses, primarily related to Server and Tools, and increased product costs associated with Surface, offset in part by lower volumes of Xbox 360 consoles sold.

•	Research and development expenses increased $288 million or 6%, due mainly to higher headcount-related expenses, primarily related to the Entertainment and Devices Division.

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

Windows Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2012	2011		2012	2011

Revenue	$5,881	$4,741	24%	$9,125	$9,615	(5)%
Operating income	$3,296	$2,880	14%	$4,950	$6,161	(20)%

Windows Division develops and markets PC operating systems, related software, and online services, and PC hardware products. This collection of software, hardware, and services is designed to simplify everyday tasks through seamless operations across the user’s hardware and software. Windows Division offerings consist of the Windows operating system, software, and services, Surface, and Microsoft PC hardware products. The general availability of Surface, Windows 8, and Windows 8 and Windows RT devices started on October 26, 2012.

PART I

Item 2

Excluding the impact of the Windows Deferral, approximately 65% of total Windows Division revenue comes from Windows operating system software purchased by OEMs, which they pre-install on equipment they sell. The remaining Windows Division revenue is generated by commercial and retail sales of Windows, Surface, PC hardware products, and online advertising.

Three months ended December 31, 2012 compared with three months ended December 31, 2011

Windows Division revenue increased from the prior year, due in part to the recognition of a net $622 million of revenue related to Windows Deferral, as well as due to sales of Surface and Windows 8 upgrades. OEM revenue grew 17%, reflecting the net Windows Deferral recognition and increased demand in our distribution channels, offset in part by a decline in the x86 PC market.

Windows Division operating income increased, primarily due to revenue growth, offset in part by higher sales and marketing expenses and cost of revenue. Sales and marketing expenses increased $420 million or 49%, reflecting advertising costs associated with the launch of Windows 8 and Surface. Cost of revenue increased $293 million or 58%, including product costs associated with Surface and Windows 8 and Windows 8 upgrade support costs.

Six months ended December 31, 2012 compared with six months ended December 31, 2011

Windows Division revenue decreased from the prior year, due in part to the deferral of a net $545 million of revenue related to the Windows Upgrade Offer, as well as due to a decline in the x86 PC market and continued higher relative growth in emerging markets, where average selling prices are lower than developed markets. The revenue decrease was offset in part by sales of Surface and Windows 8 upgrades.

Windows Division operating income decreased, due mainly to lower revenue and higher sales and marketing expenses and cost of revenue. Sales and marketing expenses increased $368 million or 24%, reflecting advertising costs associated with the launch of Windows 8 and Surface. Cost of revenue increased $292 million or 30%, including product costs associated with Surface and Windows 8 and Windows 8 upgrade support costs.

Server and Tools

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2012	2011		2012	2011

Revenue	$5,186	$4,737	9%	$9,739	$8,953	9%
Operating income	$2,121	$1,950	9%	$3,858	$3,503	10%

Server and Tools develops and markets technology and related services that enable information technology professionals and their systems to be more productive and efficient. Server and Tools product and service offerings include Windows Server, Microsoft SQL Server, Windows Azure, Visual Studio, System Center products, Windows Embedded device platforms, and Enterprise Services. Enterprise Services comprise Premier product support services and Microsoft Consulting Services. We also offer developer tools, training, and certification. Approximately 80% of Server and Tools revenue comes from product revenue, including purchases through volume licensing programs, licenses sold to OEMs, and retail packaged product, while the remainder comes from Enterprise Services.

Three months ended December 31, 2012 compared with three months ended December 31, 2011

Server and Tools revenue increased in both product sales and Enterprise Services. Product revenue increased $347 million or 9%, driven primarily by growth in SQL Server, Windows Server, and System Center, reflecting continued adoption of the Windows platform. Enterprise Services revenue grew $102 million or 10%, due to growth in both Premier product support and consulting services.

Server and Tools operating income increased, primarily due to revenue growth, offset in part by higher cost of revenue and sales and marketing expenses. Cost of revenue increased $163 million or 17%, primarily reflecting higher headcount-related expenses. Sales and marketing expenses grew $76 million or 7%, reflecting increased fees paid to third-party enterprise software advisors and corporate sales and marketing activities.

PART I

Item 2

Six months ended December 31, 2012 compared with six months ended December 31, 2011

Server and Tools revenue increased in both product sales and Enterprise Services. Product revenue increased $560 million or 8%, driven primarily by growth in SQL Server, System Center, and Windows Server, reflecting continued adoption of the Windows platform. Enterprise Services revenue grew $226 million or 12%, due to growth in both Premier product support and consulting services.

Server and Tools operating income increased, primarily due to revenue growth, offset in part by higher cost of revenue and sales and marketing expenses. Cost of revenue increased $273 million or 15%, primarily reflecting higher headcount-related expenses. Sales and marketing expenses grew $124 million or 6%, reflecting increased fees paid to third-party enterprise software advisors and corporate sales and marketing activities.

Online Services Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2012	2011		2012	2011

Revenue	$869	$784	11%	$1,566	$1,425	10%
Operating loss	$(283)	$(459)	38%	$(647)	$(973)	34%

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

Three months ended December 31, 2012 compared with three months ended December 31, 2011

Online advertising revenue grew $109 million or 15% to $823 million, reflecting continued growth in search advertising revenue, offset in part by decreased display advertising revenue. Search revenue grew, primarily due to increased revenue per search. According to third-party sources, Bing organic U.S. market share for the month of December 2012 was approximately 16%, and grew 120 basis points year over year. Bing-powered U.S. market share, including Yahoo! properties, was approximately 26% for the month of December 2012, down 90 basis points year over year.

OSD’s operating loss was reduced by higher revenue and lower cost of revenue and sales and marketing expenses. Cost of revenue decreased $72 million, driven by lower traffic acquisition costs and Yahoo! reimbursement costs. Sales and marketing expenses decreased $31 million or 16%, due mainly to decreased advertising and corporate marketing activities.

Six months ended December 31, 2012 compared with six months ended December 31, 2011

Online advertising revenue grew $193 million or 15% to $1.5 billion, reflecting continued growth in search advertising revenue, offset in part by decreased display advertising revenue. Search revenue grew, primarily due to increased revenue per search.

OSD’s operating loss was reduced by higher revenue and lower cost of revenue and sales and marketing expenses, offset in part by higher research and development expenses. Cost of revenue decreased $163 million, driven by lower traffic acquisition costs and Yahoo! reimbursement costs. Sales and marketing expenses decreased $71 million or 19%, due mainly to decreased advertising and corporate marketing activities. Research and development expenses increased $47 million or 8%, primarily reflecting higher headcount-related expenses.

PART I

Item 2

Microsoft Business Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2012	2011		2012	2011

Revenue	$5,691	$6,310	(10)%	$11,192	$11,945	(6)%
Operating income	$3,565	$4,188	(15)%	$7,214	$7,906	(9)%

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

Three months ended December 31, 2012 compared with three months ended December 31, 2011

MBD revenue decreased, due mainly to the deferral of $689 million of revenue related to the Office Upgrade Offer and $99 million of revenue related to Office Pre-Sales. This decrease was offset in part by overall increased sales of the Microsoft Office system. Business revenue increased $196 million or 4%, primarily reflecting growth in multi-year volume licensing revenue and a 12% increase in Microsoft Dynamics revenue. Consumer revenue decreased $815 million or 67%, driven primarily by the Office Deferral.

MBD revenue for the three months ended December 31, 2012 included an unfavorable foreign currency impact of $103 million.

MBD operating income decreased, mainly due to lower revenue.

Six months ended December 31, 2012 compared with six months ended December 31, 2011

MBD revenue decreased, due mainly to the deferral of $876 million of revenue related to the Office Upgrade Offer and $101 million of revenue related to Office Pre-Sales. This decrease was offset in part by overall increased sales of the Microsoft Office system. Business revenue increased $339 million or 4%, primarily reflecting growth in multi-year volume licensing revenue and an 11% increase in Microsoft Dynamics revenue. Consumer revenue decreased $1.1 billion or 47%, driven by the Office Deferral and a decline in the x86 PC market.

MBD revenue for the six months ended December 31, 2012 included an unfavorable foreign currency impact of $222 million.

MBD operating income decreased, mainly due to lower revenue, offset in part by lower research and development expenses. Research and development expenses decreased $78 million or 8%, primarily due to the capitalization of certain Microsoft Office system software development costs, offset in part by increased headcount-related expenses.

Entertainment and Devices Division

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2012	2011		2012	2011

Revenue	$3,772	$4,238	(11)%	$5,719	$6,200	(8)%
Operating income	$596	$517	15%	$619	$860	(28)%

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

PART I

Item 2

Three months ended December 31, 2012 compared with three months ended December 31, 2011

EDD revenue decreased, primarily due to lower Xbox 360 platform revenue, offset in part by higher Windows Phone revenue. Xbox 360 platform revenue decreased $1.1 billion or 29%, due mainly to lower volumes of consoles sold and lower video game revenue, offset in part by higher Xbox LIVE revenue. We shipped 5.9 million Xbox 360 consoles during the second quarter of fiscal year 2013, compared with 8.2 million Xbox 360 consoles during the second quarter of fiscal year 2012. Video game revenue decreased, primarily due to $380 million of revenue deferred associated with the Video Game Deferral. Windows Phone revenue increased $546 million, including patent licensing revenue and increased sales of Windows Phone licenses.

EDD operating income increased, due mainly to lower cost of revenue and sales and marketing expenses, offset in part by decreased revenue and increased research and development expenses. Cost of revenue decreased $544 million or 19%, mainly due to decreased sales of Xbox 360 consoles, offset in part by payments made to Nokia related to joint strategic initiatives and increased royalties on Xbox LIVE content and video games. Sales and marketing expenses decreased $92 million or 21%, primarily reflecting decreased Xbox 360 platform marketing. Research and development expenses increased $98 million or 25%, primarily reflecting higher headcount-related expenses.

Six months ended December 31, 2012 compared with six months ended December 31, 2011

EDD revenue decreased, primarily due to lower Xbox 360 platform revenue, offset in part by higher Windows Phone revenue. Xbox 360 platform revenue decreased $1.5 billion or 27%, due mainly to lower volumes of consoles sold and lower video game revenue, offset in part by higher Xbox LIVE revenue. We shipped 7.5 million Xbox 360 consoles during the first half of fiscal year 2013, compared with 10.5 million Xbox 360 consoles during the first half of fiscal year 2012. Video game revenue decreased, primarily due to $380 million of revenue deferred associated with the Video Game Deferral. Windows Phone revenue increased $690 million, including patent licensing revenue and higher sales of Windows Phone licenses.

EDD operating income decreased, due mainly to lower revenue and higher research and development expenses, offset in part by lower cost of revenue and sales and marketing expenses. Research and development expenses increased $235 million or 33%, primarily reflecting higher headcount-related expenses. Cost of revenue decreased $392 million or 10%, mainly due to lower sales of Xbox 360 consoles, offset in part by payments made to Nokia related to joint strategic initiatives. Sales and marketing expenses decreased $90 million or 14%, primarily reflecting decreased Xbox 360 platform marketing.

Corporate-Level Activity

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2012	2011		2012	2011

Corporate-level activity	$(1,524)	$(1,082)	(41)%	$(2,915)	$(2,260)	(29)%

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; costs of operating our retail stores; and legal settlements and contingencies.

Corporate-level expenses increased, due mainly to increased retail stores expenses, other increased headcount-related expenses, and higher intellectual property licensing costs.

PART I

Item 2

COST OF REVENUE

Cost of Revenue

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2012	2011		2012	2011

Cost of revenue	$5,692	$5,638	1%	$9,860	$9,415	5%
As a percent of revenue	27%	27%	0ppt	26%	25%	1ppt

Cost of revenue includes: manufacturing and distribution costs for products sold, including Xbox and Surface, and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our websites, and to acquire online advertising space (“traffic acquisition costs”); costs incurred to support and maintain Internet-based products and services including royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs.

Cost of revenue increased reflecting costs to manufacture Surface, higher headcount-related expenses, and payments made to Nokia related to joint strategic initiatives, offset in part by lower volumes of Xbox 360 consoles sold. Headcount-related expenses increased 17% and 13% for the three and six months ended December 31, 2012, respectively, primarily related to increased Server and Tools headcount.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2012	2011		2012	2011

Research and development	$2,528	$2,371	7%	$4,988	$4,700	6%
As a percent of revenue	12%	11%	1ppt	13%	12%	1ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Research and development expenses increased, reflecting an 8% and 5% increase in headcount-related expenses during the three and six months ended December 31, 2012, respectively, primarily related to the Entertainment and Devices Division.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2012	2011		2012	2011

Sales and marketing	$4,309	$3,762	15%	$7,254	$6,662	9%
As a percent of revenue	20%	18%	2ppt	19%	17%	2ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Sales and marketing expenses increased, primarily reflecting advertising of Windows 8 and Surface, and a 6% and 3% increase in headcount-related expenses during the three and six months ended December 31, 2012, respectively.

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2012	2011		2012	2011

General and administrative	$1,156	$1,120	3%	$2,283	$2,283	0%
As a percent of revenue	5%	5%	0ppt	6%	6%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

General and administrative expenses increased during the three months ended December 31, 2012, due primarily to higher legal charges.

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2012	2011	2012	2011

Dividends and interest income	$166	$182	$325	$393
Interest expense	(105)	(95)	(200)	(189)
Net recognized gains on investments	43	315	28	318
Net losses on derivatives	(65)	(203)	(61)	(176)
Net losses on foreign currency remeasurements	(7)	(4)	(36)	(44)
Other	(33)	50	169	46

Total	$(1)	$245	$225	$348

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedges are recognized in other income (expense). These are generally offset by unrealized gains and losses in the underlying securities in the investment portfolio and are recorded as a component of other comprehensive income.

Three months ended December 31, 2012 compared with three months ended December 31, 2011

Net recognized gains on investments decreased, primarily due to lower gains on sales of equity and fixed-income securities, offset in part by lower other-than-temporary impairments. Net losses on derivatives decreased, due to lower losses on foreign currency derivatives and gains on equity derivatives in the current period as compared to losses in the comparable period, offset in part by losses on commodity and interest-rate derivatives in the current period as compared to gains in the comparable period.

Six months ended December 31, 2012 compared with six months ended December 31, 2011

Net recognized gains on investments decreased, primarily due to lower gains on sales of equity and fixed-income securities, offset in part by lower other-than-temporary impairments. Net losses on derivatives decreased, due to gains on commodity and equity derivatives in the current period as compared to losses in the comparable period, offset in part by higher losses on foreign currency derivatives and lower gains on interest-rate derivatives. For the six months ended December 31, 2012, other includes a gain recognized upon the divestiture of our 50% share in the MSNBC joint venture.

PART I

Item 2

Income Taxes

Our effective tax rates were approximately 18% and 20% for the three months ended December 31, 2012 and 2011, respectively, and 18% and 20% for the six months ended December 31, 2012 and 2011, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which have lower income tax rates.

The current quarter effective tax rate is lower than our prior year’s second quarter effective tax rate, primarily due to adjustments to prior year tax provision estimates and a favorable state court ruling. The current year effective tax rate is lower than our prior year effective tax rate, primarily due to the favorable impact of foreign currency exchange rate movements on our foreign tax provisions.

Tax contingencies and other tax liabilities were $7.7 billion and $7.6 billion as of December 31, 2012 and June 30, 2012, respectively, and are included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of December 31, 2012, the primary unresolved issue relates to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, because we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2011.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $68.3 billion as of December 31, 2012, compared with $63.0 billion as of June 30, 2012. Equity and other investments were $10.7 billion as of December 31, 2012, compared with $9.8 billion as of June 30, 2012. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities. While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of December 31, 2012 does not contain material direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of our mortgage-backed securities is collateralized by prime residential mortgages and carries a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. Our gross exposures to our customers and investments in Portugal, Italy, Ireland, Greece, and Spain are individually and collectively not material.

Of the cash, cash equivalents, and short-term investments at December 31, 2012, approximately $61 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash and investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was approximately $579 million. As of December 31, 2012, approximately 84% of the short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 5% were invested in corporate notes and bonds of U.S. companies, and 3% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the

PART I

Item 2

borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $21 million as of December 31, 2012. Our average and maximum securities lending payable balances for the three months ended December 31, 2012 were $174 million and $455 million, respectively. Our average and maximum securities lending payable balances for the six months ended December 31, 2012 were $509 million and $1.4 billion, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

Cash Flows

Cash flows from operations decreased $1.1 billion to $13.3 billion for the six months ended December 31, 2012, due mainly to changes in working capital, including increases in inventory and other current assets, offset in part by increased cash collections from customers. Cash used in financing decreased $1.4 billion to $3.9 billion, due mainly to $2.2 billion in proceeds from issuance of debt, offset in part by a $585 million increase in dividends paid and a $314 million increase in cash used for common stock repurchases. Cash used in investing increased $2.4 billion to $10.3 billion, due mainly to a $9.4 billion increase in cash used for net investment purchases, maturities, and sales and a $599 million increase in cash used for additions to property and equipment, offset in part by an $8.0 billion decrease in cash used for acquisitions of companies and intangible and other assets.

Debt

We issued debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used to partially fund discretionary business acquisitions, share repurchases, and other general corporate purposes.

As of December 31, 2012, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $14.2 billion and $15.2 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $13.2 billion, respectively, as of June 30, 2012. These estimated fair values are based on Level 2 inputs.

PART I

Item 2

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of December 31, 2012:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

September 27, 2013	$1,000	0.875%	1.000%
June 1, 2014	2,000	2.950%	3.049%
September 25, 2015	1,750	1.625%	1.795%
February 8, 2016	750	2.500%	2.642%
November 15, 2017 (a)	600	0.875%	1.084%
June 1, 2019	1,000	4.200%	4.379%
October 1, 2020	1,000	3.000%	3.137%
February 8, 2021	500	4.000%	4.082%
November 15, 2022 (a)	750	2.125%	2.239%
June 1, 2039	750	5.200%	5.240%
October 1, 2040	1,000	4.500%	4.567%
February 8, 2041	1,000	5.300%	5.361%
November 15, 2042 (a)	900	3.500%	3.571%

Total	13,000

Convertible Debt

June 15, 2013	1,250	0.000%	1.849%

Total	$14,250

(a)	In November 2012, we issued $2.25 billion of debt securities. The notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Interest on the notes is paid semi-annually. As of December 31, 2012, the aggregate unamortized discount for our long-term debt, including the current portion, was $62 million.

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Initially, each $1,000 principal amount of notes was convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. The conversion ratio is adjusted periodically for dividends in excess of the initial dividend threshold as defined in the debt agreement. As of December 31, 2012, the net carrying amount of our convertible debt was $1.2 billion and the unamortized discount was $9 million.

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

PART I

Item 2

In connection with issuance of the notes, we entered into capped call transactions with certain option counterparties who are initial purchasers of the notes or their affiliates. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the notes. Under the capped call transactions, we purchased from the option counterparties capped call options that in the aggregate relate to the total number of shares of our common stock underlying the notes, with a strike price equal to the conversion price of the notes and with an initial cap price equal to $37.16, which is adjusted periodically to mirror any adjustments to the conversion price. The purchased capped calls were valued at $40 million and recorded to stockholders’ equity.

Unearned Revenue

Unearned revenue at December 31, 2012 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at December 31, 2012 also included payments for: the Windows Upgrade Offer; post-delivery support and consulting services to be performed in the future; the Office Deferral; Xbox LIVE subscriptions and prepaid points; the Video Game Deferral; Microsoft Dynamics business solutions products; Skype prepaid credits and subscriptions; OEM minimum commitments; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of December 31, 2012:

(In millions)

Three Months Ending,

March 31, 2013	$9,055
June 30, 2013	5,489
September 30, 2013	2,521
December 31, 2013	1,289
Thereafter	1,459

Total	$19,813

Share Repurchase Program

During the three and six months ended December 31, 2012, we repurchased approximately 58 million and 91 million shares of Microsoft common stock for $1.6 billion and $2.6 billion, respectively, under the repurchase program we announced on September 22, 2008. All repurchases were made using cash resources. As of December 31, 2012, approximately $5.6 billion remained of the $40.0 billion approved repurchase amount. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2013

September 18, 2012	$0.23	November 15, 2012	$1,933	December 13, 2012
November 28, 2012	$0.23	February 21, 2013	$1,926	March 14, 2013

Fiscal Year 2012

September 20, 2011	$0.20	November 17, 2011	$1,683	December 8, 2011
December 14, 2011	$0.20	February 16, 2012	$1,683	March 8, 2012

PART I

Item 2

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. In evaluating estimated losses on these indemnifications, we consider factors such as the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. These obligations did not have a material impact on our financial statements during the periods presented.

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

Microsoft Office system revenue is subject to deferral as a result of the Office Upgrade Offer, which started October 19, 2012. The Office Upgrade Offer allows customers who purchase qualifying 2010 Microsoft Office system or Office for Mac 2011 products to receive, at no cost, a one-year subscription to Office 365 Home Premium or the equivalent version of 2013 Microsoft Office system upon general availability. Small business customers in applicable markets will also be eligible for a three-month trial of Office 365 Small Business Premium. Accordingly, estimated revenue related to the undelivered 2013 Microsoft Office system and subscription services is deferred until the products and services are delivered or the redemption period expires.

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

PART I

Item 2

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

VALUE-AT-RISK

We use a value-at-risk (“VaR”) model to estimate and quantify our market risks. VaR is the expected loss, for a given confidence level, in the fair value of our portfolio due to adverse market movements over a defined time horizon. The VaR model is not intended to represent actual losses in fair value, including determinations of other-than-temporary losses in fair value in accordance with accounting principles generally accepted in the United States, but is used as a risk estimation and management tool. The distribution of the potential changes in total market value of all holdings is computed based on the historical volatilities and correlations among foreign currency exchange rates, interest rates, equity prices, and commodity prices, assuming normal market conditions.

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, and legal risk.

PART I, II

Item 3, 4, 1, 1A

The following table sets forth the one-day VaR for substantially all of our positions as of December 31, 2012 and June 30, 2012 and for the three months ended December 31, 2012:

(In millions)

	December 31, 2012	June 30, 2012	Three Months Ended December 31, 2012

Risk Categories			Average	High	Low

Foreign currency	$ 226	$98	$241	$256	$221
Interest rate	$ 67	$71	$73	$78	$66
Equity	$ 203	$205	$204	$209	$193
Commodity	$ 20	$18	$21	$23	$20

Total one-day VaR for the combined risk categories was $392 million at December 31, 2012 and $292 million at June 30, 2012. The total VaR is 24% less at December 31, 2012, and 26% less at June 30, 2012, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Competition among platforms, ecosystems, and devices.    An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A well-established ecosystem creates beneficial network effects among users, application developers, and the platform provider that can accelerate growth. Establishing significant scale in the marketplace is necessary to achieve and maintain competitive margins. The strategic importance of a vibrant ecosystem increased with the launch of the Windows 8

PART II

Item 1A

operating system, Surface, and associated cloud-based services. We face significant competition from firms that provide competing platforms, applications and services.

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

•

We derive substantial revenue from licenses of Windows operating systems on personal computers. The proliferation of alternative devices and form factors, in particular mobile devices such as smartphones and tablet computers, creates challenges from competing software platforms. These devices compete on multiple bases including price and the perceived utility of the device and its platform. Users may increasingly turn to these devices to perform functions that would have been performed by personal computers in the past. Even if many users view these devices as complementary to a personal computer, the prevalence of these devices may make it more difficult to attract applications developers to our platforms. In addition, Surface competes with products made by our OEM partners, which may affect their commitment to our platform.

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

Our increasing focus on devices and services presents execution and competitive risks.    A growing part of our strategy involves cloud-based services used with smart client devices. Our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and in some cases the user’s choice of which suite of cloud-based services to use. We are devoting significant resources to develop and deploy our own competing cloud-based strategies. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provide us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

PART II

Item 1A

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

We make significant investments in new products and services that may not be profitable.    We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, the Windows Store, the Windows Azure Services platform, Office 365, other cloud-based services offerings, and the Xbox 360 entertainment platform. We will continue to invest in new software and hardware products, services, and technologies, such as the Microsoft-designed and manufactured Surface launched in October 2012. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for new products and businesses may not be as high as the margins we have experienced historically.

In October 2012 we launched Windows 8, a major new release of our PC operating system, and Surface, which seek to deliver a unique user experience through well-integrated software, hardware, and services. Their success depends on a number of factors including the extent to which customers embrace the new user interface and functionality, successfully coordinating with our OEM partners in releasing a variety of hardware devices that take advantage of new features, and attracting developers at scale to ensure a competitive array of quality applications. We expect to incur substantial marketing costs in promoting Windows 8 and associated services and devices, which may reduce our operating margins.

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

PART II

Item 1A

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

Security of Microsoft’s information technology.    Maintaining the security of computers and computer networks is paramount for us and our customers. Threats to information technology (“IT”) security can take a variety of forms. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products and services and gain access to our networks and data centers. Groups of hackers may also act in a coordinated manner to launch distributed denial of service attacks, or other coordinated attacks. Sophisticated organizations or individuals may launch targeted attacks using novel methods to gain access to computers running our software. These threats may result in breaches of our network or data security, disruptions of our internal systems and business applications, impairment of our ability to provide services to our customers, product development delays, harm to our competitive position from the compromise of confidential business information, theft or misuse of intellectual property, or other negative impacts on our business.

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

The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products and services could cause significant reputational harm and lead some customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Any of these actions by customers could adversely affect our revenue. Actual or perceived vulnerabilities may lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand all legal challenges. Legislative or regulatory action may increase the costs to develop or implement our products and services.

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

We may experience outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic and the complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle increased traffic on our websites and in our data centers, and to introduce new products and services and support existing services such as Bing, Exchange Online, Office 365, SharePoint Online, SkyDrive, Skype, Xbox LIVE, Windows Azure, Outlook, and Microsoft Office Web Apps. We also are growing our business of providing a platform and back-end hosting for services provided by third-party businesses to their end customers. Maintaining and expanding this infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

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

Delays in product development schedules may adversely affect our revenue.    The development of software products is a complex and time-consuming process. New products and enhancements to existing products can require long development and testing periods. Our increasing focus on devices and cloud-based services also presents new and complex development issues. Significant delays in new product or service releases or significant problems in creating new products or services could adversely affect our revenue.

Adverse economic conditions may harm our business.    Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions, may result in lower information technology spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our revenue will be adversely affected. Our product distribution system also relies on an extensive partner and retail network. Original equipment manufacturers (“OEMs”) building devices that run our software have also been a significant means of distribution. The impact of economic conditions on our partners, such as the bankruptcy of a major distributor, OEM, or retailer, could result in sales channel disruption. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, allowances for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A significant part of our investment portfolio consists of U.S. government securities. If global credit and equity markets experience prolonged periods of decline, or if there is a downgrade of U.S. government debt, our investment portfolio may be adversely impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results.

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

Our hardware and software products may experience quality or supply problems.    Our vertically-integrated hardware products such as the Xbox 360 console, Surface, and other hardware devices we design and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. We obtain some components of our hardware devices from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the amount of capacity available to us. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Either component shortages or excess or obsolete inventory may increase our cost of revenue. Xbox 360 consoles and Surface are assembled in Asia; disruptions in the supply chain may result in shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

Our stand-alone software products also may experience quality or reliability problems. The highly sophisticated software products we develop may contain bugs and other defects that interfere with their intended operation. Any defects we do not detect and fix in pre-release testing could result in reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenge.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.    We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could result in an impairment of goodwill or intangibles. Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations. For example, in July 2012, we announced a $6.2 billion charge for the impairment of goodwill in our Online Services Division business segment.

We operate a global business that exposes us to additional risks.    We operate in over 100 countries and a significant part of our revenue comes from international sales. Pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the U.S. and other countries. Operations outside the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment, including the Foreign Corrupt Practices Act and local laws prohibiting corrupt payments by our employees, vendors, or agents. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor,

PART II

Item 1A, 2

or economic conditions in a specific country or region, such as current uncertainties relating to European economic weakness, and difficulties in staffing and managing foreign operations, may also adversely affect our operations or financial results. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenue.

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

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business.    We expect to continue making acquisitions or entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, or that we experience difficulty integrating new employees, business systems, and technology, or diversion of management’s attention from our other businesses. Our acquisition of Skype, for example, provides opportunities to enhance our existing products. The success of our integration of Skype will depend in part on our ability to provide compelling experiences that distinguish us from our competitors in both consumer and business markets. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or market share, or those benefits may ultimately be smaller than anticipated or may not be realized. These events could harm our operating results or financial condition.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

October 1, 2012 – October 31, 2012	15,754,767	$ 28.78	15,754,767	$ 6,767
November 1, 2012 – November 30, 2012	38,572,287	$ 27.41	38,572,287	$ 5,710
December 1, 2012 – December 31, 2012	3,629,313	$ 26.45	3,629,313	$ 5,614

	57,956,367		57,956,367

PART II

Item 2, 6

During the second quarter of fiscal year 2013, we repurchased 58.0 million shares of Microsoft common stock for $1.6 billion using cash resources. As of December 31, 2012, approximately $5.6 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

ITEM 6. EXHIBITS

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to current report on Form 8-K filed November 7, 2012)

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement

**	Furnished, not filed.

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

January 24, 2013