Form 10-Q
period 2013-03-31
MICROSOFT CORP
filed 2013-04-18
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 11, 2013

Common Stock, $0.00000625 par value per share	8,351,106,590 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2013

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Revenue	$20,489	$17,407	$57,953	$55,664
Cost of revenue	4,787	3,952	14,647	13,367

Gross profit	15,702	13,455	43,306	42,297
Operating expenses:
Research and development	2,640	2,517	7,628	7,217
Sales and marketing	3,794	3,414	11,048	10,076
General and administrative	1,656	1,150	3,939	3,433

Total operating expenses	8,090	7,081	22,615	20,726

Operating income	7,612	6,374	20,691	21,571
Other income (expense)	(9)	(11)	216	337

Income before income taxes	7,603	6,363	20,907	21,908
Provision for income taxes	1,548	1,255	4,009	4,438

Net income	$6,055	$5,108	$16,898	$17,470

Earnings per share:
Basic	$0.72	$0.61	$2.02	$2.08
Diluted	$0.72	$0.60	$1.99	$2.05

Weighted average shares outstanding:
Basic	8,364	8,401	8,385	8,398
Diluted	8,429	8,498	8,472	8,502

Cash dividends declared per common share	$0.23	$0.20	$0.69	$0.60

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Net income	$6,055	$5,108	$16,898	$17,470
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $19, $(24), $(10), and $103)	35	(44)	(19)	192
Net unrealized gains (losses) on investments (net of tax effects of $150, $255, $401, and $(297))	278	474	744	(551)
Translation adjustments and other (net of tax effects of $(61), $41, $31 and $(93))	(114)	76	58	(172)

Other comprehensive income (loss)	199	506	783	(531)

Comprehensive income	$6,254	$5,614	$17,681	$16,939

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

March 31, 2013		June 30, 2012

Assets
Current assets:
Cash and cash equivalents	$5,240	$6,938
Short-term investments (including securities loaned of $493 and $785)	69,243	56,102

Total cash, cash equivalents, and short-term investments	74,483	63,040
Accounts receivable, net of allowance for doubtful accounts of $267 and $389	11,991	15,780
Inventories	2,133	1,137
Deferred income taxes	1,676	2,035
Other	3,241	3,092

Total current assets	93,524	85,084
Property and equipment, net of accumulated depreciation of $12,247 and $10,962	9,204	8,269
Equity and other investments	11,193	9,776
Goodwill	14,682	13,452
Intangible assets, net	3,240	3,170
Other long-term assets	2,262	1,520

Total assets	$134,105	$121,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,532	$4,175
Current portion of long-term debt	2,246	1,231
Accrued compensation	3,474	3,875
Income taxes	689	789
Short-term unearned revenue	16,511	18,653
Securities lending payable	564	814
Other	3,913	3,151

Total current liabilities	31,929	32,688
Long-term debt	11,949	10,713
Long-term unearned revenue	1,394	1,406
Deferred income taxes	2,424	1,893
Other long-term liabilities	9,721	8,208

Total liabilities	57,417	54,908

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,349 and 8,381	66,826	65,797
Retained earnings (deficit)	7,657	(856)
Accumulated other comprehensive income	2,205	1,422

Total stockholders’ equity	76,688	66,363

Total liabilities and stockholders’ equity	$134,105	$121,271

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Operations
Net income	$6,055	$5,108	$16,898	$17,470
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	1,053	766	2,772	2,170
Stock-based compensation expense	599	591	1,805	1,724
Net recognized losses (gains) on investments and derivatives	(52)	68	(19)	(74)
Excess tax benefits from stock-based compensation	(6)	(10)	(192)	(84)
Deferred income taxes	226	(134)	404	282
Deferral of unearned revenue	9,686	8,142	28,632	21,825
Recognition of unearned revenue	(11,599)	(8,283)	(30,852)	(23,993)
Changes in operating assets and liabilities:
Accounts receivable	2,191	2,770	3,859	3,851
Inventories	(483)	(50)	(989)	(79)
Other current assets	139	73	(96)	938
Other long-term assets	(13)	9	(326)	(36)
Accounts payable	(67)	(114)	51	(380)
Other current liabilities	1,238	492	119	(107)
Other long-term liabilities	699	166	864	442

Net cash from operations	9,666	9,594	22,930	23,949

Financing
Proceeds from issuance of debt	0	0	2,232	0
Common stock issued	203	1,091	765	1,635
Common stock repurchased	(1,028)	(1,023)	(4,318)	(3,999)
Common stock cash dividends paid	(1,925)	(1,683)	(5,534)	(4,707)
Excess tax benefits from stock-based compensation	6	10	192	84
Other	0	0	(16)	0

Net cash used in financing	(2,744)	(1,605)	(6,679)	(6,987)

Investing
Additions to property and equipment	(930)	(749)	(2,463)	(1,683)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(108)	(84)	(1,564)	(9,586)
Purchases of investments	(18,160)	(23,951)	(48,372)	(45,297)
Maturities of investments	1,265	4,236	4,513	13,122
Sales of investments	9,730	7,946	30,163	23,317
Securities lending payable	543	361	(249)	3

Net cash used in investing	(7,660)	(12,241)	(17,972)	(20,124)

Effect of exchange rates on cash and cash equivalents	(39)	30	23	(60)

Net change in cash and cash equivalents	(777)	(4,222)	(1,698)	(3,222)
Cash and cash equivalents, beginning of period	6,017	10,610	6,938	9,610

Cash and cash equivalents, end of period	$5,240	$6,388	$5,240	$6,388

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Common stock and paid-in capital
Balance, beginning of period	$66,334	$63,902	$65,797	$63,415
Common stock issued	203	1,091	755	1,635
Common stock repurchased	(313)	(262)	(1,711)	(1,426)
Stock-based compensation expense	599	591	1,805	1,724
Stock-based compensation income tax benefits (deficiencies)	2	(50)	174	(79)
Other, net	1	1	6	4

Balance, end of period	66,826	65,273	66,826	65,273

Retained earnings (deficit)
Balance, beginning of period	4,236	(607)	(856)	(8,195)
Net income	6,055	5,108	16,898	17,470
Common stock cash dividends	(1,919)	(1,686)	(5,778)	(5,046)
Common stock repurchased	(715)	(761)	(2,607)	(2,175)

Balance, end of period	7,657	2,054	7,657	2,054

Accumulated other comprehensive income
Balance, beginning of period	2,006	826	1,422	1,863
Other comprehensive income (loss)	199	506	783	(531)

Balance, end of period	2,205	1,332	2,205	1,332

Total stockholders’ equity	$76,688	$68,659	$76,688	$68,659

See accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

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

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates include: loss contingencies; product warranties; the fair value of, and/or potential goodwill impairment for, our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; allowances for product returns; the market value of our inventory; and stock-based compensation forfeiture rates. Examples of assumptions include: the elements comprising a software arrangement, including the distinction between upgrades or enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Recasting of Certain Prior Period Information

We have recast certain prior period amounts to conform to the current period presentation, including the reclassification of accumulated other comprehensive income (“AOCI”) from retained earnings to a separate component of stockholders’ equity, the reclassification of cost of revenue from operating expenses to a separate line and the addition of a gross profit line in the income statements, and the recasting of segment information for immaterial movements of business activities between segments and changes in cost allocations, with no impact on consolidated net income or cash flows.

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

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminated the option to report other comprehensive income (“OCI”) and its components in the statement of changes in stockholders’ equity. Instead, an entity is required to present either a continuous statement of net income and OCI or in two separate but consecutive statements. We adopted this new guidance beginning July 1, 2012. Adoption of this new guidance resulted only in changes to presentation of our financial statements.

PART I

Item 1

Recent accounting guidance not yet adopted

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement, or similar agreements. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of AOCI. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate material impacts on our financial statements upon adoption.

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

(In millions, except earnings per share)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Net income available for common shareholders (A)	$6,055	$5,108	$16,898	$17,470

Weighted average outstanding shares of common stock (B)	8,364	8,401	8,385	8,398
Dilutive effect of stock-based awards	65	97	87	104

Common stock and common stock equivalents (C)	8,429	8,498	8,472	8,502

Earnings Per Share
Basic (A/B)	$0.72	$0.61	$2.02	$2.08
Diluted (A/C)	$0.72	$0.60	$1.99	$2.05

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

In June 2010, we issued $1.25 billion of zero-coupon debt securities that are convertible into shares of our common stock. As of March 31, 2013, none of these securities were included in the calculation of diluted EPS as they would have been anti-dilutive. See Note 11 – Debt for additional information.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Dividends and interest income	$150	$180	$475	$573
Interest expense	(109)	(95)	(309)	(284)
Net recognized gains on investments	57	34	85	352
Net losses on derivatives	(5)	(102)	(66)	(278)
Net losses on foreign currency remeasurements	(22)	(8)	(58)	(52)
Other	(80)	(20)	89	26

Total	$(9)	$(11)	$216	$337

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Other-than-temporary impairments of investments	$(22)	$(82)	$(152)	$(234)
Realized gains from sales of available-for-sale securities	113	232	323	1,075
Realized losses from sales of available-for-sale securities	(34)	(116)	(86)	(489)

Total	$57	$34	$85	$352

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

March 31, 2013

Cash	$2,271	$0	$0	$2,271	$2,271	$0	$0
Mutual funds	1,064	0	0	1,064	1,064	0	0
Commercial paper	186	0	0	186	186	0	0
Certificates of deposit	933	0	0	933	550	383	0
U.S. government and agency securities	60,870	139	(2)	61,007	69	60,938	0
Foreign government bonds	1,141	34	(15)	1,160	0	1,160	0
Mortgage-backed securities	1,271	59	(1)	1,329	0	1,329	0
Corporate notes and bonds	5,842	261	(4)	6,099	1,100	4,999	0
Municipal securities	357	65	0	422	0	422	0
Common and preferred stock	7,063	3,033	(190)	9,906	0	0	9,906
Other investments	1,299	0	0	1,299	0	12	1,287

Total	$82,297	$3,591	$(212)	$85,676	$5,240	$69,243	$11,193

PART I

Item 1

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2012

Cash	$2,019	$0	$0	$2,019	$2,019	$0	$0
Mutual funds	820	0	0	820	820	0	0
Commercial paper	96	0	0	96	96	0	0
Certificates of deposit	744	0	0	744	342	402	0
U.S. government and agency securities	47,178	130	(2)	47,306	561	46,745	0
Foreign government bonds	1,741	18	(29)	1,730	575	1,155	0
Mortgage-backed securities	1,816	82	(2)	1,896	0	1,896	0
Corporate notes and bonds	7,799	224	(15)	8,008	2,525	5,483	0
Municipal securities	358	58	0	416	0	416	0
Common and preferred stock	6,965	2,204	(436)	8,733	0	0	8,733
Other investments	1,048	0	0	1,048	0	5	1,043

Total	$70,584	$2,716	$(484)	$72,816	$6,938	$56,102	$9,776

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2013

U.S. government and agency securities	$213	$(2)	$0	$0	$213	$(2)
Foreign government bonds	151	(2)	79	(13)	230	(15)
Mortgage-backed securities	52	0	42	(1)	94	(1)
Corporate notes and bonds	364	(1)	30	(3)	394	(4)
Common and preferred stock	1,059	(107)	426	(83)	1,485	(190)

Total	$1,839	$(112)	$577	$(100)	$2,416	$(212)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses
(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2012

U.S. government and agency securities	$44	$(2)	$0	$0	$44	$(2)
Foreign government bonds	657	(27)	12	(2)	669	(29)
Mortgage-backed securities	53	0	48	(2)	101	(2)
Corporate notes and bonds	640	(11)	70	(4)	710	(15)
Common and preferred stock	2,135	(329)	305	(107)	2,440	(436)

Total	$3,529	$(369)	$435	$(115)	$3,964	$(484)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2013.

PART I

Item 1

At March 31, 2013 and June 30, 2012, the recorded bases of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $380 million and $313 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not possible for us to reliably estimate the fair value of these investments.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

March 31, 2013

Due in one year or less	$33,279	$33,331
Due after one year through five years	32,128	32,267
Due after five years through 10 years	3,098	3,319
Due after 10 years	2,095	2,219

Total	$70,600	$71,136

NOTE 5 — DERIVATIVES

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of March 31, 2013 and June 30, 2012, the total notional amounts of these foreign exchange contracts sold were $4.5 billion and $6.7 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of March 31, 2013 and June 30, 2012, the total notional amounts of these foreign exchange contracts sold were $622 million and $1.3 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of March 31, 2013, the total notional amounts of these foreign exchange contracts purchased and sold were $3.8 billion and $4.4 billion, respectively. As of June 30, 2012, the total notional amounts of these foreign exchange contracts purchased and sold were $3.6 billion and $7.3 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of March 31, 2013, the total notional amounts of designated and non-designated equity contracts purchased and sold were both $1.1 billion. As of June 30, 2012, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.4 billion and $982 million, respectively.

PART I

Item 1

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of March 31, 2013, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.4 billion and $1.6 billion, respectively. As of June 30, 2012, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.2 billion and $1.9 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of March 31, 2013 and June 30, 2012, the total notional derivative amounts of mortgage contracts purchased were $1.2 billion and $1.1 billion, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of March 31, 2013, the total notional amounts of credit contracts purchased and sold were $362 million and $466 million, respectively. As of June 30, 2012, the total notional amounts of credit contracts purchased and sold were $318 million and $456 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of March 31, 2013, the total notional amounts of commodity contracts purchased and sold were $1.3 billion and $284 million, respectively. As of June 30, 2012, the total notional amounts of commodity contracts purchased and sold were $1.5 billion and $445 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2013, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

For derivative instruments designated as cash-flow hedges, the effective portion of the gains (losses) on the derivatives is initially reported as a component of OCI and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For options designated as cash-flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings.

PART I

Item 1

For derivative instruments that are not designated as hedges, gains (losses) from changes in fair values are primarily recognized in other income (expense). Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities, which are recorded as a component of OCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are reclassified from AOCI into other income (expense).

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

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

March 31, 2013

Assets
Non-designated hedge derivatives:
Short-term investments	$18	$156	$7	$17	$3	$201
Other current assets	35	0	0	0	0	35

Total	$53	$156	$7	$17	$3	$236
Designated hedge derivatives:
Short-term investments	$8	$0	$0	$0	$0	$8
Other current assets	128	0	0	0	0	128

Total	$136	$0	$0	$0	$0	$136

Total assets	$189	$156	$7	$17	$3	$372

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(77)	$(16)	$(6)	$(14)	$0	$(113)
Designated hedge derivatives:
Other current liabilities	$(2)	$0	$0	$0	$0	$(2)

Total liabilities	$(79)	$(16)	$(6)	$(14)	$0	$(115)

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2012

Assets
Non-designated hedge derivatives:
Short-term investments	$14	$162	$10	$26	$3	$215
Other current assets	85	0	0	0	0	85

Total	$99	$162	$10	$26	$3	$300
Designated hedge derivatives:
Short-term investments	$6	$0	$0	$0	$0	$6
Other current assets	177	0	0	0	0	177

Total	$183	$0	$0	$0	$0	$183

Total assets	$282	$162	$10	$26	$3	$483

Liabilities
Non-designated hedge derivatives:
Other current liabilities	$(84)	$(19)	$(17)	$(21)	$0	$(141)
Designated hedge derivatives:
Other current liabilities	$(14)	$0	$0	$0	$0	$(14)

Total liabilities	$(98)	$(19)	$(17)	$(21)	$0	$(155)

PART I

Item 1

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense) the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Foreign Exchange Contracts
Derivatives	$45	$(12)	$68	$36
Hedged items	(47)	11	(68)	(37)

Total	$(2)	$(1)	$0	$(1)

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Effective Portion
Gains (losses) recognized in OCI, net of tax effects of $36 and $(28) for the three months ended March 31, 2013 and 2012, and $31 and $74 for the nine months ended March 31, 2013 and 2012	$66	$(52)	$56	$138
Gains (losses) reclassified from AOCI into revenue	$47	$(12)	$116	$(82)
Amount Excluded from Effectiveness Assessment and Ineffective Portion
Losses recognized in other income (expense)	$(27)	$(107)	$(134)	$(172)

We estimate that $108 million of net derivative gains included in AOCI at March 31, 2013 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended March 31, 2013.

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

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Foreign exchange contracts	$(25)	$(44)	$(50)	$(109)
Equity contracts	8	5	25	(63)
Interest-rate contracts	(1)	21	18	79
Credit contracts	10	(6)	1	(13)
Commodity contracts	(5)	(1)	16	(89)

Total	$(13)	$(25)	$10	$(195)

PART I

Item 1

NOTE 6 — FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. Our Level 1 non-derivative investments primarily include U.S. government securities, domestic and international equities, and actively traded mutual funds. Our Level 1 derivative assets and liabilities include those actively traded on exchanges.

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, mortgage-backed securities, U.S. agency securities, certificates of deposit, and commercial paper. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

March 31, 2013

Assets
Mutual funds	$1,064	$0	$0	$1,064	$0	$1,064
Commercial paper	0	186	0	186	0	186
Certificates of deposit	0	934	0	934	0	934
U.S. government and agency securities	58,370	2,636	0	61,006	0	61,006
Foreign government bonds	47	1,101	0	1,148	0	1,148
Mortgage-backed securities	0	1,328	0	1,328	0	1,328
Corporate notes and bonds	0	5,928	19	5,947	0	5,947
Municipal securities	0	422	0	422	0	422
Common and preferred stock	8,785	735	5	9,525	0	9,525
Derivatives	10	362	0	372	(93)	279

Total	$68,276	$13,632	$24	$81,932	$(93)	$81,839

Liabilities
Derivatives and other	$5	$110	$0	$115	$(92)	$23

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2012

Assets
Mutual funds	$820	$0	$0	$820	$0	$820
Commercial paper	0	96	0	96	0	96
Certificates of deposit	0	744	0	744	0	744
U.S. government and agency securities	42,291	5,019	0	47,310	0	47,310
Foreign government bonds	31	1,703	0	1,734	0	1,734
Mortgage-backed securities	0	1,892	0	1,892	0	1,892
Corporate notes and bonds	0	7,839	9	7,848	0	7,848
Municipal securities	0	416	0	416	0	416
Common and preferred stock	7,539	877	5	8,421	0	8,421
Derivatives	16	467	0	483	(141)	342

Total	$50,697	$19,053	$14	$69,764	$(141)	$69,623

Liabilities
Derivatives and other	$10	$145	$0	$155	$(139)	$16

(a)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

The following table reconciles the total Net Fair Value of assets above to the balance sheet presentation of these same assets in Note 4 – Investments.

PART I

Item 1

(In millions)

	March 31, 2013	June 30, 2012

Net fair value of assets measured at fair value on a recurring basis	$81,839	$69,623
Cash	2,271	2,019
Common and preferred stock measured at fair value on a nonrecurring basis	380	313
Other investments measured at fair value on a nonrecurring basis	1,287	1,043
Less derivative net assets classified as other current assets	(105)	(185)
Other	4	3

Recorded basis of investment components	$85,676	$72,816

Changes in Financial Instruments Measured at Level 3 Fair Value on a Recurring Basis

The following tables present the changes during the periods presented in our Level 3 financial instruments that are measured at fair value on a recurring basis. The majority of these instruments consist of investment securities classified as available-for-sale with changes in fair value included in OCI.

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three and Nine Months Ended March 31, 2013

Balance as of June 30, 2012	$9	$5	$0	$14
Realized and unrealized gains (losses):
Included in other income (expense)	0	0	0	0
Included in other comprehensive income (loss)	0	0	0	0
Purchases	8	0	0	8

Balance as of September 30, 2012	$17	$5	$0	$22
Realized and unrealized gains (losses):
Included in other income (expense)	0	0	0	0
Included in other comprehensive income	1	0	0	1

Balance as of December 31, 2012	$18	$5	$0	$23
Realized and unrealized gains (losses):
Included in other income (expense)	0	0	0	0
Included in other comprehensive income	1	0	0	1

Balance as of March 31, 2013	$19	$5	$0	$24

Change in unrealized gains (losses) included in other income (expense) for the three months ended March 31, 2013 related to assets held as of March 31, 2013	$0	$0	$0	$0
Change in unrealized gains (losses) included in other income (expense) for the nine months ended March 31, 2013 related to assets held as of March 31, 2013	$0	$0	$0	$0

PART I

Item 1

(In millions)	Corporate Notes and Bonds	Common and Preferred Stock	Derivative Assets	Total

Three and Nine Months Ended March 31, 2012

Balance as of June 30, 2011	$58	$5	$20	$83
Realized and unrealized gains (losses):
Included in other income (expense)	0	0	(2)	(2)
Included in other comprehensive income	(21)	0	0	(21)

Balance as of September 30, 2011	$37	$5	$18	$60
Realized and unrealized gains (losses):
Included in other income (expense)	0	0	(3)	(3)
Included in other comprehensive income	0	0	0	0
Conversions of Level 3 instruments to Level 1 instruments	(28)	0	(15)	(43)

Balance as of December 31, 2011	$9	$5	$0	$14
Realized and unrealized gains (losses):
Included in other income (expense)	0	0	0	0
Included in other comprehensive income	0	0	0	0

Balance as of March 31, 2012	$9	$5	$0	$14

Change in unrealized gains (losses) included in other income (expense) for the three months ended March 31, 2012 related to assets held as of March 31, 2012	$0	$0	$0	$0
Change in unrealized gains (losses) included in other income (expense) for the nine months ended March 31, 2012 related to assets held as of March 31, 2012	$0	$0	$0	$0

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended March 31, 2013 and 2012, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

March 31, 2013		June 30, 2012

Raw materials	$802	$210
Work in process	11	96
Finished goods	1,320	831

Total	$2,133	$1,137

NOTE 8 — BUSINESS COMBINATIONS

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

PART I

Item 1

Following are details of the purchase price allocated to the intangible assets acquired:

(In millions)		Weighted Average Life

Customer-related	$77	6 years
Technology-based	67	4 years
Marketing-related	34	7 years

Total	$178	5 years

Other

During the nine months ended March 31, 2013, we completed nine additional acquisitions for total consideration of $431 million, all of which was paid in cash. These entities have been included in our consolidated results of operations since their respective acquisition dates.

Pro forma results of operations have not been presented because the effects of the business combinations described in this Note, individually and in aggregate, were not material to our consolidated results of operations.

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	Balance as of December 31, 2012	Acquisitions	Other	Balance as of March 31, 2013

Windows Division	$89	$12	$0	$101
Server and Tools	1,355	1	(2)	1,354
Online Services Division	223	0	1	224
Microsoft Business Division	7,932	8	(41)	7,899
Entertainment and Devices Division	5,128	0	(24)	5,104

Total	$14,727	$21	$(66)	$14,682

(In millions)	Balance as of June 30, 2012	Acquisitions	Other	Balance as of March 31, 2013

Windows Division	$89	$12	$0	$101
Server and Tools	1,144	212	(2)	1,354
Online Services Division	223	0	1	224
Microsoft Business Division	6,893	987	19	7,899
Entertainment and Devices Division	5,103	27	(26)	5,104

Total	$13,452	$1,238	$(8)	$14,682

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

PART I

Item 1

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2013			June 30, 2012

Technology-based (a)	$4,052	$(2,294)	$1,758	$3,550	$(1,899)	$1,651
Marketing-related	1,363	(203)	1,160	1,325	(136)	1,189
Contract-based	823	(683)	140	824	(644)	180
Customer-related	497	(315)	182	408	(258)	150

Total	$6,735	$(3,495)	$3,240	$6,107	$(2,937)	$3,170

(a)

Technology-based intangible assets included $265 million and $177 million as of March 31, 2013 and June 30, 2012, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $187 million and $563 million for the three and nine months ended March 31, 2013, respectively, as compared with $142 million and $406 million for the three and nine months ended March 31, 2012, respectively. Amortization of capitalized software was $52 million and $153 million for the three and nine months ended March 31, 2013, respectively, and $28 million and $85 million for the three and nine months ended March 31, 2012, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at March 31, 2013:

(In millions)

Year Ending June 30,

2013 (excluding the nine months ended March 31, 2013)	$170
2014	613
2015	473
2016	389
2017	277
Thereafter	1,318

Total	$3,240

NOTE 11 — DEBT

As of March 31, 2013, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $14.2 billion and $15.0 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $13.2 billion, respectively, as of June 30, 2012. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of March 31, 2013 and June 30, 2012:

Due Date	Face Value March 31, 2013	Face Value June 30, 2012	Stated Interest Rate	Effective Interest Rate

	(In millions)
Notes

September 27, 2013	$1,000	$1,000	0.875%	1.000%
June 1, 2014	2,000	2,000	2.950%	3.049%
September 25, 2015	1,750	1,750	1.625%	1.795%
February 8, 2016	750	750	2.500%	2.642%
November 15, 2017 (a)	600	*	0.875%	1.084%
June 1, 2019	1,000	1,000	4.200%	4.379%
October 1, 2020	1,000	1,000	3.000%	3.137%
February 8, 2021	500	500	4.000%	4.082%
November 15, 2022 (a)	750	*	2.125%	2.239%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042 (a)	900	*	3.500%	3.571%

Total	13,000	10,750

Convertible Debt

June 15, 2013	1,250	1,250	0.000%	1.849%

Total	$14,250	$12,000

(a)	In November 2012, we issued $2.25 billion of debt securities. The notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

*	Not applicable.

Interest on the notes is paid semi-annually. As of March 31, 2013 and June 30, 2012, the aggregate unamortized discount for our long-term debt, including the current portion, was $55 million and $56 million, respectively.

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Initially, each $1,000 principal amount of notes was convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. The conversion ratio is adjusted periodically for dividends in excess of the initial dividend threshold as defined in the debt agreement. As of March 31, 2013, the net carrying amount of our convertible debt was $1.25 billion and the unamortized discount was $4 million.

The notes are convertible at any time. If converted, we will pay cash up to the aggregate principal amount of the notes and pay or deliver cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.

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

PART I

Item 1

In connection with issuance of the notes, we entered into capped call transactions with certain option counterparties who are initial purchasers of the notes or their affiliates. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the notes. Under the capped call transactions, we purchased from the option counterparties capped call options that in the aggregate relate to the total number of shares of our common stock underlying the notes, with a strike price equal to the conversion price of the notes and with an initial cap price equal to $37.16, which is adjusted periodically to mirror any adjustments to the conversion price. The purchased capped calls were valued at $40 million and recorded in stockholders’ equity.

NOTE 12 — INCOME TAXES

Our effective tax rate was approximately 20% for both the three months ended March 31, 2013 and 2012, and 19% and 20% for the nine months ended March 31, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which have lower income tax rates.

Tax contingencies and other tax liabilities were $9.1 billion and $7.6 billion as of March 31, 2013 and June 30, 2012, respectively, and are included in other long-term liabilities. This increase primarily relates to transfer pricing developments in certain foreign tax jurisdictions. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of March 31, 2013, the primary unresolved issue relates to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months because we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2012.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2012, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

NOTE 13 — UNEARNED REVENUE

The components of unearned revenue were as follows:

(In millions)

	March 31, 2013	June 30, 2012

Volume licensing programs	$14,205	$16,717
Other (a)	3,700	3,342

Total	$17,905	$20,059

(a)

Other as of March 31, 2013 includes a net $784 million of unearned revenue associated with sales of the previous version of the Microsoft Office system with a guarantee to be upgraded to the new Office at minimal or no cost (the “Office Upgrade Offer”).

Other as of June 30, 2012 includes $540 million of unearned revenue associated with sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price (the “Windows Upgrade Offer”).

PART I

Item 1

Unearned revenue by segment was as follows:

(In millions)

	March 31, 2013	June 30, 2012

Windows Division	$1,593	$2,444
Server and Tools	6,496	7,445
Microsoft Business Division	8,404	9,015
Other segments	1,412	1,155

Total	$17,905	$20,059

NOTE 14 — CONTINGENCIES

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

All settlements in the United States have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.9 billion and $2.0 billion. At March 31, 2013, we have recorded a liability related to these claims of approximately $500 million, which reflects our estimated exposure of $1.9 billion less payments made to date of approximately $1.4 billion mostly for vouchers, legal fees, and administrative expenses.

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

Government Competition Law Matters

In December 2009, the European Commission adopted a decision that rendered legally binding commitments offered by Microsoft to address the Commission’s concerns about the inclusion of Web browsing software in Windows. Among other things, Microsoft committed to display a “Browser Choice Screen” on Windows-based PCs in Europe where Internet Explorer is set as the default browser. Due to a technical error, we failed to deliver the requisite software to enable that display to PCs that came preinstalled with a version of Windows 7 called Windows 7

PART I

Item 1

Service Pack 1. We did deliver the requisite software to PCs running the original version of Windows 7 and earlier editions of Windows. Following notification by the Commission of reports that some PCs were not receiving the update, we promptly fixed the error and advised the Commission of what we had discovered. PCs that come preinstalled with Windows 7 Service Pack 1 are now receiving the Browser Choice Screen software, as intended. After conducting an investigation and issuing a Statement of Objections in October 2012, the Commission concluded that Microsoft failed to comply with the 2009 commitments and imposed a fine of €561 million (approximately $733 million) on March 6, 2013. We will not appeal the fine. The amount was included in other current liabilities as of March 31, 2013.

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

In November 2010, Motorola filed an action against Microsoft in the ITC alleging infringement of five Motorola patents by Xbox consoles and accessories and seeking an exclusion order to prohibit importation of the allegedly infringing Xbox products into the U.S. In April 2012, the ALJ found that Xbox products infringe four of the five patents asserted by Motorola. The ALJ recommended that the ITC issue a limited exclusion order and a cease and desist order. Both Microsoft and Motorola sought ITC review of the ALJ’s findings. In June 2012, Microsoft filed a motion to terminate the investigation as to certain patents based on facts arising as the result of Google’s acquisition of Motorola. The ITC determined that it would review the ALJ’s initial determination in its entirety and remanded the matter to the ALJ (1) to apply certain ITC case precedent, (2) to rule on Microsoft’s June 2012 motion to terminate, and (3) set a new target date for completion of the investigation. The ALJ held a hearing in December 2012 and has set a target date for a final ITC ruling in July 2013. At Motorola’s request, the ITC has terminated its investigation as to four Motorola patents, leaving only one Motorola patent at issue before the ITC. In March 2013, the ALJ ruled that there has been no violation as to this last Motorola patent. Motorola is expected to seek ITC review of the ALJ’s determination. If the ITC rejects the ALJ’s ruling and issues an exclusion order or cease and desist order, it will be subject to Presidential review for up to 60 days, during which Microsoft may be able to import Xbox products subject to posting a bond. If an order is issued and survives Presidential review, Microsoft may be able to mitigate the order’s impact by altering Xbox products to avoid Motorola’s infringement claims.

U.S. District Court

The Seattle District Court case filed in October 2010 by Microsoft as a companion to Microsoft’s ITC case against Motorola has been stayed pending the outcome of Microsoft’s ITC case.

In November 2010, Microsoft sued Motorola for breach of contract in U.S. District Court in Seattle, alleging that Motorola breached its commitments to standards-setting organizations to license to Microsoft certain patents on reasonable and non-discriminatory (“RAND”) terms and conditions. Motorola has declared these patents essential to the implementation of the H.264 video standard and the 802.11 Wi-Fi standard. In suits described below, Motorola or

PART I

Item 1

a Motorola affiliate subsequently sued Microsoft on those patents in U.S. District Courts, in the ITC, and in Germany. In February 2012, the Seattle District Court granted a partial summary judgment in favor of Microsoft ruling that (1) Motorola entered into binding contractual commitments with standards organizations committing to license its declared-essential patents on RAND terms and conditions; and (2) Microsoft is a third-party beneficiary of those commitments. The court rejected Motorola’s argument that Microsoft had repudiated its right to a RAND license, and ruled a trial is needed to determine whether Motorola is in breach of its obligation to enter into a patent license with Microsoft and, if so, the amount of the RAND royalty. In April 2012, the court issued a temporary restraining order preventing Motorola from taking steps to enforce an injunction in Germany relating to the H.264 video patents. In May 2012, the court converted that order into a preliminary injunction. Motorola appealed the court’s injunction orders to the Court of Appeals for the Ninth Circuit, which affirmed the orders in September 2012. The Seattle District Court held a trial in November 2012 to determine the RAND royalty for Motorola’s H.264 and 802.11 patents. In December 2012, the Seattle District Court ruled that Motorola could not obtain injunctive relief in connection with any of its claims for infringement of its H.264 and 802.11 patents. Trial of Microsoft’s breach of contract claim is set for August 26, 2013.

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

•

Motorola asserts one of the patents covers certain syncing functionality in the ActiveSync protocol employed by Windows Phone 7, Outlook Mobile, Hotmail Mobile, Exchange Online, Exchange Server, and Hotmail Server. Motorola seeks damages and an injunction. If the court rules in favor of Motorola, an injunction could be issued immediately relating to these products employing the ActiveSync protocol in Germany, which Motorola could then take steps to enforce. We expect the court to issue a ruling in April 2013. If Motorola prevails, damages would be determined in later proceedings.

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

PART I

Item 1

United Kingdom

In December 2011, Microsoft filed an action against Motorola in the High Court of Justice, Chancery Division, Patents Court, in London, England, seeking to revoke the UK part of the European patent asserted by Motorola in Germany against the ActiveSync protocol. In February 2012, Motorola counterclaimed alleging infringement of the patent and seeking damages and an injunction. A trial took place in December 2012, and the court ruled that Motorola’s patent is invalid and revoked. The court also ruled that the patent, even if valid, would be licensed under the grant-back clause in Google’s ActiveSync license. Motorola has appealed.

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

As of March 31, 2013, we had accrued aggregate liabilities of $419 million in other current liabilities and $176 million in other long-term liabilities for all of our legal matters that were contingencies as of that date. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $450 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock through our repurchase program, during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Shares of common stock repurchased	36	31	127	109
Value of common stock repurchased	$1,000	$1,000	$3,607	$3,000

Excluded from this table are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. We repurchased all shares with cash resources. As of March 31, 2013, approximately $4.6 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

PART I

Item 1

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2013

September 18, 2012	$0.23	November 15, 2012	$1,933	December 13, 2012
November 28, 2012	$0.23	February 21, 2013	$1,925	March 14, 2013
March 11, 2013	$0.23	May 16, 2013	$1,920	June 13, 2013

Fiscal Year 2012

September 20, 2011	$0.20	November 17, 2011	$1,683	December 8, 2011
December 14, 2011	$0.20	February 16, 2012	$1,683	March 8, 2012
March 13, 2012	$0.20	May 17, 2012	$1,678	June 14, 2012

The estimate of the amount to be paid as a result of the March 11, 2013 declaration was included in other current liabilities as of March 31, 2013.

NOTE 16 — SEGMENT INFORMATION

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

PART I

Item 1

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Revenue
Windows Division	$4,614	$4,614	$14,268	$14,166
Server and Tools	5,043	4,534	14,789	13,491
Online Services Division	851	725	2,457	2,181
Microsoft Business Division	6,130	5,838	18,304	17,752
Entertainment and Devices Division	2,145	1,612	8,233	7,819
Unallocated and other	1,706	84	(98)	255

Consolidated	$20,489	$17,407	$57,953	$55,664

Operating income (loss)
Windows Division	$2,369	$2,960	$7,849	$9,054
Server and Tools	1,981	1,692	5,855	5,214
Online Services Division	(263)	(476)	(904)	(1,445)
Microsoft Business Division	3,911	3,792	12,112	11,667
Entertainment and Devices Division	(6)	(232)	944	642
Reconciling amounts	(380)	(1,362)	(5,165)	(3,561)

Consolidated	$7,612	$6,374	$20,691	$21,571

Reconciling amounts in the tables above and below include adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Significant reconciling items were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Corporate-level activity (a)	$(2,010)	$(1,380)	$(4,923)	$(3,640)
Revenue reconciling amounts (b)	1,641	8	(286)	60
Other	(11)	10	44	19

Total	$(380)	$(1,362)	$(5,165)	$(3,561)

(a)	Corporate-level activity excludes revenue reconciling amounts presented separately in that line item.

(b)

Revenue reconciling amounts for the three months ended March 31, 2013 includes the recognition of: $1.1 billion of previously deferred revenue related to the Windows Upgrade Offer; $380 million of previously deferred revenue related to the sales of video games with the right to receive specified software upgrades/enhancements; $101 million of previously deferred revenue related to pre-sales of the new Office to original equipment manufacturers and retailers before general availability; and a net $92 million of previously deferred revenue related to the Office Upgrade Offer.

Revenue reconciling amounts for the nine months ended March 31, 2013 includes a net $784 million of revenue deferred related to the Office Upgrade Offer and the recognition of $540 million of previously deferred revenue related to the Windows Upgrade Offer.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of March 31, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2013 and 2012. These interim financial statements are the responsibility of the Corporation’s management.

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

April 18, 2013

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

Our future opportunity

There are several distinct areas of technology that we are focused on driving forward. Our goal is to lead the industry in these areas over the long-term, which we expect will translate to sustained growth well into the future. We are investing significant resources in:

•	Developing new form factors that have increasingly natural ways to use them, including touch, gesture, and speech.

•	Making technology more intuitive and able to act on our behalf, instead of at our command, with machine learning.

•	Building and running cloud services in ways that unleash new experiences and opportunities for businesses and individuals.

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

Unearned Revenue

Quarterly and annual revenue may be impacted by the deferral of revenue. See the discussions below regarding revenue deferred on: sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price (the “Windows Upgrade Offer”); sales of the previous version of the Microsoft Office system with a guarantee to be upgraded to the new Office at minimal or no cost (the “Office Upgrade Offer”) and pre-sales of the new Office to OEMs and retailers before general availability (“Office Pre-Sales”) (collectively, the “Office Deferral”); and on sales of video games with the right to receive specified software upgrades/enhancements (the “Video Game Deferral”).

RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2013	2012		2013	2012

Revenue	$20,489	$17,407	18%	$57,953	$55,664	4%
Operating income	$7,612	$6,374	19%	$20,691	$21,571	(4)%
Diluted earnings per share	$0.72	$0.60	20%	$1.99	$2.05	(3)%

PART I

Item 2

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Revenue increased, primarily due to revenue from new products and services, including Windows 8, Surface, and the new Office, offset in part by the impact on revenue of a decline in the x86 PC market, as well as due to higher revenue from Server and Tools and Entertainment and Devices products and services. During the three months ended March 31, 2013, we recognized a net $1.1 billion of revenue related to the Windows Upgrade Offer, $380 million of revenue related to the Video Game Deferral, and a net $193 million of revenue related to the Office Deferral.

Operating income increased, reflecting revenue growth, offset in part by higher cost of revenue and operating expenses. Key changes in cost of revenue and operating expenses were:

•

Cost of revenue increased $835 million or 21%, primarily reflecting product costs associated with Surface and Windows 8, increased royalties on Xbox LIVE content and video games, and higher headcount-related expenses, offset in part by lower traffic acquisition costs.

•	General and administrative expenses increased $506 million or 44%, due to higher legal charges.

•	Sales and marketing expenses increased $380 million or 11%, primarily reflecting advertising of Windows 8 and Surface.

Nine months ended March 31, 2013 compared with nine months ended March 31, 2012

Revenue increased, primarily due to higher revenue from Server and Tools and Entertainment and Devices products and services as well as revenue from new products and services, including Windows 8, Surface, and the new Office, offset in part by the impact on revenue of a decline in the x86 PC market. During the nine months ended March 31, 2013, we recognized a net $540 million of revenue related to the Windows Upgrade Offer and deferred a net $784 million of revenue related to the Office Upgrade Offer.

Operating income decreased, reflecting increased cost of revenue and operating expenses, offset in part by revenue growth. Key changes in cost of revenue and operating expenses were:

•

Cost of revenue increased $1.3 billion or 10%, primarily reflecting increased product costs associated with Surface and Windows 8, higher headcount-related expenses, payments made to Nokia related to joint strategic initiatives, and royalties on Xbox LIVE content, offset in part by decreased costs associated with lower sales of Xbox 360 consoles.

•	Sales and marketing expenses increased $972 million or 10%, primarily reflecting advertising of Windows 8 and Surface.

•	General and administrative expenses increased $506 million or 15%, due to higher legal charges.

•	Research and development expenses increased $411 million or 6%, due mainly to higher headcount-related expenses, primarily related to the Entertainment and Devices Division.

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

Windows Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2013	2012		2013	2012

Revenue	$5,703	$4,633	23%	$14,828	$14,248	4%
Operating income	$3,459	$2,979	16%	$8,405	$9,133	(8)%

PART I

Item 2

Windows Division develops and markets PC operating systems, related software, and online services, and PC hardware products. This collection of software, hardware, and services is designed to simplify everyday tasks through seamless operations across the user’s hardware and software. Windows Division offerings consist of the Windows operating system, software, and services, Surface, and Microsoft PC hardware products. The general availability of Surface RT and Windows 8 started on October 26, 2012. The general availability of Surface Pro started on February 9, 2013.

Excluding the impact of the Windows Deferral, approximately 65% of total Windows Division revenue comes from Windows operating system software purchased by OEMs, which they pre-install on equipment they sell. The remaining Windows Division revenue is generated by commercial and retail sales of Windows, Surface, PC hardware products, and online advertising.

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Windows Division revenue increased, due mainly to the recognition of $1.1 billion of revenue related to the Windows Upgrade Offer. Revenue from Surface and increased commercial sales of Windows was offset by the impact on revenue of a decline in the x86 PC market. OEM revenue grew 17%, reflecting the revenue related to the Windows Upgrade Offer, offset in part by the impact on revenue of a decline in the x86 PC market.

Windows Division operating income increased, primarily due to revenue growth, offset in part by higher cost of revenue and sales and marketing expenses. Cost of revenue increased $306 million or 65%, reflecting product costs associated with Surface and Windows 8. Sales and marketing expenses increased $291 million or 43%, reflecting advertising costs associated with Windows 8 and Surface.

Nine months ended March 31, 2013 compared with nine months ended March 31, 2012

Windows Division revenue increased, due mainly to the recognition of $540 million of revenue related to the Windows Upgrade Offer. Revenue from Surface, increased commercial sales of Windows, and Windows 8 upgrades, were largely offset by the impact on revenue of a decline in the x86 PC market. OEM revenue decreased 4%, reflecting the impact on revenue of a decline in the x86 PC market and continued higher relative growth in emerging markets, where average selling prices are lower than developed markets, offset in part by the revenue related to the Windows Upgrade Offer.

Windows Division operating income decreased, primarily due to higher sales and marketing expenses and cost of revenue, offset in part by revenue growth. Sales and marketing expenses increased $659 million or 30%, reflecting advertising costs associated with Windows 8 and Surface. Cost of revenue increased $598 million or 41%, reflecting product costs associated with Surface and Windows 8.

Server and Tools

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2013	2012		2013	2012

Revenue	$5,039	$4,531	11%	$14,779	$13,484	10%
Operating income	$1,979	$1,686	17%	$5,839	$5,195	12%

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

PART I

Item 2

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Server and Tools revenue increased in both product sales and Enterprise Services. Product revenue increased $396 million or 11%, driven primarily by growth in SQL Server, System Center, and Windows Server. Enterprise Services revenue grew $112 million or 11%, due to growth in both Premier product support and consulting services.

Server and Tools operating income increased, primarily due to revenue growth, offset in part by higher cost of revenue and sales and marketing expenses. Cost of revenue increased $151 million or 15%, primarily reflecting higher headcount-related and datacenter expenses. Sales and marketing expenses grew $47 million or 4%, reflecting increased fees paid to third-party enterprise software advisors and corporate sales and marketing activities.

Nine months ended March 31, 2013 compared with nine months ended March 31, 2012

Server and Tools revenue increased in both product sales and Enterprise Services. Product revenue increased $957 million or 9%, driven primarily by growth in SQL Server, System Center, and Windows Server. Enterprise Services revenue grew $338 million or 12%, due to growth in both Premier product support and consulting services.

Server and Tools operating income increased, primarily due to revenue growth, offset in part by higher cost of revenue and sales and marketing expenses. Cost of revenue increased $424 million or 15%, primarily reflecting higher headcount-related and datacenter expenses. Sales and marketing expenses grew $171 million or 5%, reflecting increased fees paid to third-party enterprise software advisors and corporate sales and marketing activities.

Online Services Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2013	2012		2013	2012

Revenue	$832	$707	18%	$2,397	$2,132	12%
Operating loss	$(262)	$(480)	45%	$(909)	$(1,453)	37%

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

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Online advertising revenue grew $143 million or 22% to $784 million, reflecting continued growth in search advertising revenue, offset in part by decreased display advertising revenue. Search revenue grew, primarily due to increased revenue per search. According to third-party sources, Bing organic U.S. market share for the month of March 2013 was approximately 17%, and grew 160 basis points year over year. Bing-powered U.S. market share, including Yahoo! Inc. (“Yahoo!”) properties, was approximately 26% for the month of March 2013, which grew 20 basis points year over year.

OSD’s operating loss was reduced by higher revenue and lower cost of revenue and sales and marketing expenses. Cost of revenue decreased $65 million, driven by lower traffic acquisition costs. Sales and marketing expenses decreased $31 million or 15%, due mainly to decreased advertising and corporate sales and marketing activities.

Nine months ended March 31, 2013 compared with nine months ended March 31, 2012

Online advertising revenue grew $336 million or 17% to $2.3 billion, reflecting continued growth in search advertising revenue, offset in part by decreased display advertising revenue. Search revenue grew, primarily due to increased revenue per search.

OSD’s operating loss was reduced by higher revenue and lower cost of revenue and sales and marketing expenses. Cost of revenue decreased $228 million, driven by lower traffic acquisition costs and Yahoo! reimbursement costs. Sales and marketing expenses decreased $103 million or 18%, due mainly to decreased advertising and corporate sales and marketing activities.

PART I

Item 2

Microsoft Business Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2013	2012		2013	2012

Revenue	$6,319	$5,842	8%	$17,511	$17,787	(2)%
Operating income	$4,104	$3,797	8%	$11,321	$11,704	(3)%

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

Three months ended March 31, 2013 compared with three months ended March 31, 2012

MBD revenue increased, due to overall increased sales of the Microsoft Office system, as well as the recognition of $101 million of revenue related to Office Pre-Sales and a net $92 million of revenue related to the Office Upgrade Offer. Business revenue increased $477 million or 10%, reflecting growth in multi-year volume licensing revenue and a 13% increase in Microsoft Dynamics revenue. Consumer revenue was flat, reflecting the recognition of revenue related to the Office Deferral, offset in part by the impact on revenue of a decline in the x86 PC market.

MBD revenue for the three months ended March 31, 2013 included an unfavorable foreign currency impact of $114 million.

MBD operating income increased, due mainly to revenue growth, offset in part by higher sales and marketing expenses. Sales and marketing expenses increased $126 million or 13%, primarily due to increased advertising, fees paid to third-party software advisors, and cross-platform marketing activities.

Nine months ended March 31, 2013 compared with nine months ended March 31, 2012

MBD revenue decreased, due to the deferral of a net $784 million of revenue related to the Office Upgrade Offer, offset in part by overall increased sales of the Microsoft Office system. Business revenue increased $816 million or 6%, reflecting growth in multi-year volume licensing revenue and an 11% increase in Microsoft Dynamics revenue. Consumer revenue decreased $1.1 billion or 32%, driven by the deferral of revenue related to the Office Upgrade Offer and the impact on revenue of a decline in the x86 PC market.

MBD revenue for the nine months ended March 31, 2013 included an unfavorable foreign currency impact of $336 million.

MBD operating income decreased, due mainly to lower revenue and higher sales and marketing expenses, offset in part by lower research and development expenses. Sales and marketing expenses increased $98 million or 3%, primarily due to higher fees paid to third-party software advisors and increased advertising. Research and development expenses decreased $76 million or 5%, primarily due to the capitalization of certain Microsoft Office system software development costs, offset in part by increased headcount-related expenses.

Entertainment and Devices Division

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2013	2012		2013	2012

Revenue	$2,531	$1,618	56%	$8,250	$7,818	6%
Operating income (loss)	$342	$(228)	*	$958	$632	52%

*	Not meaningful

PART I

Item 2

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

Three months ended March 31, 2013 compared with three months ended March 31, 2012

EDD revenue increased, primarily due to higher Xbox 360 platform and Windows Phone revenue. Xbox 360 platform revenue increased $641 million or 55%, primarily due to the recognition of $380 million of revenue related to the Video Game Deferral and higher Xbox LIVE revenue. Windows Phone revenue increased $259 million, including patent licensing revenue and increased sales of Windows Phone licenses.

EDD operating income increased, primarily due to revenue growth, offset in part by higher cost of revenue and research and development expenses. Cost of revenue increased $275 million or 23%, due mainly to increased royalties on Xbox LIVE content and video games. Research and development expenses increased $113 million or 28%, primarily reflecting higher headcount-related expenses.

Nine months ended March 31, 2013 compared with nine months ended March 31, 2012

EDD revenue increased, due to higher Windows Phone and Skype revenue, offset in part by lower Xbox 360 platform revenue. Windows Phone revenue increased $948 million, including patent licensing revenue and higher sales of Windows Phone licenses. Xbox 360 platform revenue decreased $864 million or 13%, due mainly to lower volumes of consoles sold, offset in part by higher Xbox LIVE revenue. We shipped 8.9 million Xbox 360 consoles during the first nine months of fiscal year 2013, compared with 11.9 million Xbox 360 consoles during the first nine months of fiscal year 2012.

EDD operating income increased, primarily due to revenue growth, lower sales and marketing expenses, and lower cost of revenue, offset in part by higher research and development expenses. Sales and marketing expenses decreased $126 million or 15%, primarily reflecting decreased Xbox 360 platform marketing. Cost of revenue decreased $117 million or 2%, due mainly to lower sales of Xbox 360 consoles, offset in part by payments made to Nokia related to joint strategic initiatives and increased royalties on Xbox LIVE content. Research and development expenses increased $351 million or 32%, primarily reflecting higher headcount-related expenses.

Corporate-Level Activity

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2013	2012		2013	2012

Corporate-level activity	$(2,010)	$(1,380)	(46)%	$(4,923)	$(3,640)	(35)%

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; costs of operating our retail stores; and legal settlements and contingencies.

Corporate-level expenses increased, due to higher legal charges from a European Commission fine of €561 million (approximately $733 million) for failure to comply with our 2009 agreement to display a “Browser Choice Screen” on Windows PCs where Internet Explorer is the default browser (the “EU fine”). Corporate-level expenses also increased due to higher intellectual property licensing costs and retail stores expenses.

PART I

Item 2

COST OF REVENUE

Cost of Revenue

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2013	2012		2013	2012

Cost of revenue	$4,787	$3,952	21%	$14,647	$13,367	10%
As a percent of revenue	23%	23%	0ppt	25%	24%	1ppt

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

Cost of revenue increased, reflecting product costs associated with Surface and Windows 8, higher headcount-related expenses, royalties on Xbox LIVE content and video games, and higher intellectual property licensing costs. For the nine months ended March 31, 2013, cost of revenue also increased due to payments made to Nokia related to joint strategic initiatives, offset in part by lower volumes of Xbox 360 consoles sold. Headcount-related expenses increased 15% and 13% for the three and nine months ended March 31, 2013, respectively, primarily related to increased Server and Tools headcount.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2013	2012		2013	2012

Research and development	$2,640	$2,517	5%	$7,628	$7,217	6%
As a percent of revenue	13%	14%	(1)ppt	13%	13%	0ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Research and development expenses increased, reflecting a 6% increase in headcount-related expenses during both the three and nine months ended March 31, 2013, primarily related to the Entertainment and Devices Division.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2013	2012		2013	2012

Sales and marketing	$3,794	$3,414	11%	$11,048	$10,076	10%
As a percent of revenue	19%	20%	(1)ppt	19%	18%	1ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Sales and marketing expenses increased, reflecting advertising of Windows 8 and Surface, as well as advertising of the new Office and fees paid to third-party software advisors.

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2013	2012		2013	2012

General and administrative	$1,656	$1,150	44%	$3,939	$3,433	15%
As a percent of revenue	8%	7%	1ppt	7%	6%	1ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

General and administrative expenses increased, due to higher legal charges from the EU fine.

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2013	2012	2013	2012

Dividends and interest income	$150	$180	$475	$573
Interest expense	(109)	(95)	(309)	(284)
Net recognized gains on investments	57	34	85	352
Net losses on derivatives	(5)	(102)	(66)	(278)
Net losses on foreign currency remeasurements	(22)	(8)	(58)	(52)
Other	(80)	(20)	89	26

Total	$(9)	$(11)	$216	$337

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense). Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities, which are recorded as a component of other comprehensive income (“OCI”) until the securities are sold or other-than-temporarily impaired, at which time the amounts are reclassified from accumulated other comprehensive income (“AOCI”) into other income (expense).

Three months ended March 31, 2013 compared with three months ended March 31, 2012

Net losses on derivatives decreased, due to lower losses on foreign currency derivatives used to hedge foreign currency revenues.

Nine months ended March 31, 2013 compared with nine months ended March 31, 2012

Net recognized gains on investments decreased, primarily due to lower gains on sales of equity and fixed-income securities, offset in part by lower other-than-temporary impairments. Net losses on derivatives decreased, due mainly to gains on commodity and equity derivatives in the current period as compared to losses in the comparable period. For the nine months ended March 31, 2013, other includes a gain recognized upon the divestiture of our 50% share in the MSNBC joint venture.

Income Taxes

Our effective tax rate was approximately 20% for both the three months ended March 31, 2013 and 2012, and 19% and 20% for the nine months ended March 31, 2013 and 2012, respectively. Our effective tax rate was lower than the

PART I

Item 2

U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico, which have lower income tax rates.

The effective tax rate for three months ended March 31, 2013 was unchanged from the three months ended March 31, 2012. The tax effect of the EU fine, which is not tax deductible, was offset primarily by the favorable impact of earnings taxed at lower rates in foreign jurisdictions. The effective tax rate was lower for the nine months ended March 31, 2013 as compared to the nine months ended March 31, 2012, primarily due to earnings taxed at lower rates in foreign jurisdictions and the favorable impact of foreign currency exchange rate movements on our foreign tax provisions, offset in part by the tax effect of the EU fine.

Tax contingencies and other tax liabilities were $9.1 billion and $7.6 billion as of March 31, 2013 and June 30, 2012, respectively, and are included in other long-term liabilities. This increase primarily relates to transfer pricing developments in certain foreign tax jurisdictions. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of March 31, 2013, the primary unresolved issue relates to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months because we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2012.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2012, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $74.5 billion as of March 31, 2013, compared with $63.0 billion as of June 30, 2012. Equity and other investments were $11.2 billion as of March 31, 2013, compared with $9.8 billion as of June 30, 2012. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities. While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of March 31, 2013 does not contain material direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of our mortgage-backed securities is collateralized by prime residential mortgages and carries a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. Our gross exposures to our customers and investments in Portugal, Italy, Ireland, Greece, and Spain are individually and collectively not material.

Of the cash, cash equivalents, and short-term investments at March 31, 2013, approximately $66 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was approximately $970 million. As of March 31, 2013, approximately 85% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 6% were invested in corporate notes and bonds of U.S. companies, and 2% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable

PART I

Item 2

balance was $564 million as of March 31, 2013. Our average and maximum securities lending payable balances for the three months ended March 31, 2013 were $404 million and $632 million, respectively. Our average and maximum securities lending payable balances for the nine months ended March 31, 2013 were $474 million and $1.4 billion, respectively. Intra-quarter variances in the amount of securities loaned are due mainly to fluctuations in the demand for the securities.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as exchange-traded mutual funds, domestic and international equities, and U.S. government securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments such as corporate notes and bonds, foreign government bonds, mortgage-backed securities, and U.S. agency securities. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured using unobservable inputs are an immaterial portion of our portfolio.

A majority of our investments are priced by pricing vendors and are generally Level 1 or Level 2 investments as these vendors either provide a quoted market price in an active market or use observable inputs for their pricing without applying significant adjustments. Broker pricing is used mainly when a quoted price is not available, the investment is not priced by our pricing vendors, or when a broker price is more reflective of fair values in the market in which the investment trades. Our broker-priced investments are generally classified as Level 2 investments because the broker prices these investments based on similar assets without applying significant adjustments. In addition, all of our broker-priced investments have a sufficient level of trading volume to demonstrate that the fair values used are appropriate for these investments. Our fair value processes include controls that are designed to ensure appropriate fair values are recorded. These controls include model validation, review of key model inputs, analysis of period-over-period fluctuations, and independent recalculation of prices where appropriate.

Cash Flows

Cash flows from operations decreased $1.0 billion to $22.9 billion for the nine months ended March 31, 2013, due mainly to changes in working capital, including increases in inventory and other current assets. Cash used in financing decreased $308 million to $6.7 billion, due mainly to $2.2 billion in proceeds from issuance of debt, offset in part by an $870 million decrease in proceeds from the issuance of common stock, an $827 million increase in dividends paid, and a $319 million increase in cash used for common stock repurchases. Cash used in investing decreased $2.2 billion to $18.0 billion, due mainly to an $8.0 billion decrease in cash used for acquisitions of companies and intangible and other assets, offset in part by a $4.8 billion increase in cash used for net investment purchases, maturities, and sales and a $780 million increase in cash used for additions to property and equipment.

Debt

We issued debt in prior periods to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used to partially fund discretionary business acquisitions, share repurchases, and other general corporate purposes.

As of March 31, 2013, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $14.2 billion and $15.0 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $13.2 billion, respectively, as of June 30, 2012. These estimated fair values are based on Level 2 inputs.

PART I

Item 2

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of March 31, 2013:

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

Interest on the notes is paid semi-annually. As of March 31, 2013, the aggregate unamortized discount for our long-term debt, including the current portion, was $55 million.

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible debt

In June 2010, we issued $1.25 billion of zero coupon convertible unsecured debt due on June 15, 2013 in a private placement offering. Proceeds from the offering were $1.24 billion, net of fees and expenses, which were capitalized. Initially, each $1,000 principal amount of notes was convertible into 29.94 shares of Microsoft common stock at a conversion price of $33.40 per share. The conversion ratio is adjusted periodically for dividends in excess of the initial dividend threshold as defined in the debt agreement. As of March 31, 2013, the net carrying amount of our convertible debt was $1.25 billion and the unamortized discount was $4 million.

The notes are convertible at any time. If converted, we will pay cash up to the aggregate principal amount of the notes and pay or deliver cash, shares of our common stock, or a combination of cash and shares of our common stock, at our election.

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

PART I

Item 2

In connection with issuance of the notes, we entered into capped call transactions with certain option counterparties who are initial purchasers of the notes or their affiliates. The capped call transactions are expected to reduce potential dilution of earnings per share upon conversion of the notes. Under the capped call transactions, we purchased from the option counterparties capped call options that in the aggregate relate to the total number of shares of our common stock underlying the notes, with a strike price equal to the conversion price of the notes and with an initial cap price equal to $37.16, which is adjusted periodically to mirror any adjustments to the conversion price. The purchased capped calls were valued at $40 million and recorded in stockholders’ equity.

Unearned Revenue

Unearned revenue at March 31, 2013 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each billing coverage period and accounted for as subscriptions with revenue recognized ratably over the billing coverage period. Unearned revenue at March 31, 2013 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions and prepaid points; the Office Upgrade Offer deferral; Microsoft Dynamics business solutions products; Skype prepaid credits and subscriptions; OEM minimum commitments; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of March 31, 2013:

(In millions)

Three Months Ending,

June 30, 2013	$7,706
September 30, 2013	4,418
December 31, 2013	3,188
March 31, 2014	1,199
Thereafter	1,394

Total	$17,905

Share Repurchase Program

During the three and nine months ended March 31, 2013, we repurchased 36 million and 127 million shares of Microsoft common stock for $1.0 billion and $3.6 billion, respectively, under the repurchase program we announced on September 22, 2008. All repurchases were made using cash resources. As of March 31, 2013, approximately $4.6 billion remained of the $40.0 billion approved repurchase amount. The repurchase program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2013

September 18, 2012	$0.23	November 15, 2012	$1,933	December 13, 2012
November 28, 2012	$0.23	February 21, 2013	$1,925	March 14, 2013
March 11, 2013	$0.23	May 16, 2013	$1,920	June 13, 2013

Fiscal Year 2012

September 20, 2011	$0.20	November 17, 2011	$1,683	December 8, 2011
December 14, 2011	$0.20	February 16, 2012	$1,683	March 8, 2012
March 13, 2012	$0.20	May 17, 2012	$1,678	June 14, 2012

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

In June 2011, the FASB issued guidance on presentation of comprehensive income. The new guidance eliminated the option to report OCI and its components in the statement of changes in stockholders’ equity. Instead, an entity is required to present either a continuous statement of net income and OCI or in two separate but consecutive statements. We adopted this new guidance beginning July 1, 2012. Adoption of this new guidance resulted only in changes to presentation of our financial statements.

PART I

Item 2

Recent Accounting Guidance Not Yet Adopted

In December 2011, the FASB issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments and derivative instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement, or similar agreements. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of AOCI. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate material impacts on our financial statements upon adoption.

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

PART I

Item 2

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

The following table sets forth the one-day VaR for substantially all of our positions as of March 31, 2013 and June 30, 2012 and for the three months ended March 31, 2013:

(In millions)

	March 31, 2013	June 30, 2012	Three Months Ended March 31, 2013

Risk Categories			Average	High	Low

Foreign currency	$ 199	$98	$217	$228	$199
Interest rate	$ 69	$71	$71	$75	$66
Equity	$ 190	$205	$200	$208	$188
Commodity	$ 20	$18	$20	$21	$19

Total one-day VaR for the combined risk categories was $362 million at March 31, 2013 and $292 million at June 30, 2012. The total VaR is 24% less at March 31, 2013, and 26% less at June 30, 2012, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the three months ended March 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1A

We face intense competition across all markets for our products and services, which may lead to lower revenue or operating margins.

Competition in the technology sector

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

Competition among platforms, ecosystems, and devices

An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A well-established ecosystem creates beneficial network effects among users, application developers, and the platform provider that can accelerate growth. Establishing significant scale in the marketplace is necessary to achieve and maintain competitive margins. The strategic importance of developing and maintaining a vibrant ecosystem increased with the launch of the Windows 8 operating system, Surface, Windows Phone, and associated cloud-based services. We face significant competition from firms that provide competing platforms, applications, and services.

•

A competing vertically-integrated model, in which a single firm controls the software and hardware elements of a product and related services, has been successful with some consumer products such as personal computers, mobile phones, gaming consoles, and digital music players. Competitors pursuing this model also earn revenue from services that are integrated with the hardware and software platform. We also offer some vertically-integrated hardware and software products and services; however, our competitors in smartphones and tablets have established significantly larger user bases. Efforts to compete with the vertically integrated model will increase our cost of revenue and reduce our operating margins.

•

We derive substantial revenue from licenses of Windows operating systems on personal computers. We face substantial competitive challenges from competing platforms developed for new devices and form factors such as smartphones and tablet computers. These devices compete on multiple bases including price and the perceived utility of the device and its platform. Users are increasingly turning to these devices to perform functions that would have been performed by personal computers in the past. Even if many users view these devices as complementary to a personal computer, the prevalence of these devices may make it more difficult to attract applications developers to our platforms. In addition, Surface competes with products made by our original equipment manufacturer (“OEM”) partners, which may affect their commitment to our platform.

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

Business model competition

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

PART II

Item 1A

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

In October 2012, we launched Windows 8, a major new release of our PC operating system, and Surface, which seek to deliver a unique user experience through well-integrated software, hardware, and services. Their success depends on a number of factors including the extent to which customers embrace the new user interface and functionality, successfully coordinating with our OEM partners in releasing a variety of hardware devices that take advantage of new features, and attracting developers at scale to ensure a competitive array of quality applications. The marketing costs we are incurring to promote Windows 8 and associated services and devices may reduce our operating margins.

We may not be able to adequately protect our intellectual property rights.    Protecting our global intellectual property rights and combating unlicensed copying and use of our software and other intellectual property is difficult. While piracy adversely affects U.S. revenue, the impact on revenue from outside the U.S. is more significant, particularly in countries where laws are less protective of intellectual property rights. As a result, our revenue in these markets may grow slower than the underlying PC market. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Throughout the world, we actively educate consumers

PART II

Item 1A

about the benefits of licensing genuine products and obtaining indemnification benefits for intellectual property risks, and we educate lawmakers about the advantages of a business climate where intellectual property rights are protected. However, continued educational and enforcement efforts may fail to enhance revenue. Reductions in the legal protection for software intellectual property rights could adversely affect revenue.

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

We may not be able to protect our source code from copying if there is an unauthorized disclosure of source code.    Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. Although we license portions of our application and operating system source code to a number of licensees, we take significant measures to protect the secrecy of large portions of our source code. If an unauthorized disclosure of a significant portion of our source code occurs, we could potentially lose future trade secret protection for that source code. It may become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase the security risks described in the next paragraph.

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.

Security of Microsoft’s information technology

Maintaining the security of computers and computer networks is paramount for us and our customers. Threats to information technology (“IT”) security can take a variety of forms. Hackers develop and deploy viruses, worms, and other malicious software programs that attack our products and services and gain access to our networks and data centers. Groups of hackers may also act in a coordinated manner to launch distributed denial of service attacks, or other coordinated attacks. Sophisticated organizations, individuals, or governments launch targeted attacks to gain access to our network. Breaches of our network or data security could disrupt and compromise the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property, or otherwise adversely affect our business.

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

Security of our customers’ products and services

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

PART II

Item 1A

We devote significant resources to defend against security threats, both to our internal IT systems and those of our customers. These include:

•	engineering more secure products and services;

•	enhancing security and reliability features in our products and services, and continuously evaluating and updating those security and reliability features;

•	improving the deployment of software updates to address security vulnerabilities;

•	investing in mitigation technologies that help to secure customers from attacks even when software updates are not deployed;

•	protecting the digital security infrastructure that ensures the integrity of our products and services;

•	helping our customers make the best use of our products and services to protect against computer viruses and other attacks; and

•	providing customers online automated security tools, published security guidance, and security software such as firewalls and anti-virus software.

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

Improper disclosure of personal data could result in liability and harm our reputation.    As we continue to grow the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable information of our customers. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. This environment demands that we continuously improve our design and coordination of security controls across our business groups and geographies. Despite these efforts, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information that we or our vendors store and manage. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers to store and process personal data on premise or, increasingly, in a cloud-based environment we host. We believe consumers using our email, messaging, storage, sharing, and social networking services will increasingly want efficient, centralized methods of choosing their privacy preferences and controlling their data. Perceptions that our products or services do not adequately protect the privacy of personal information could inhibit sales of our products or services, and could constrain consumer and business adoption of our cloud-based solutions.

We may experience outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic and the complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our data centers, and to introduce new products and services and support existing services such as Bing, Exchange Online, Office 365, SharePoint Online, SkyDrive, Skype, Xbox LIVE, Windows Azure, Outlook, and Microsoft Office Web Apps. We also are growing our business of providing a platform and back-end hosting for services provided by third-party businesses to their end customers. Maintaining and expanding this infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

We are subject to government litigation and regulatory activity that may limit how we design and market our products.    As a leading global software maker, we are closely scrutinized by government agencies under U.S. and foreign competition laws. Some jurisdictions also provide private rights of action for competitors or consumers to assert claims of anti-competitive conduct. For example, we were sued on competition law grounds by the U.S.

PART II

Item 1A

Department of Justice, 18 states, and the District of Columbia in the late 1990s. The resolution of the government lawsuits imposed various constraints on our Windows operating system businesses. These constraints included limits on certain contracting practices, mandated disclosure of certain software program interfaces and protocols, and rights for computer manufacturers to limit the visibility of certain Windows features in new PCs. Although these constraints expired in May 2011, we expect that federal and state antitrust authorities will continue to closely scrutinize our business.

The European Commission closely scrutinizes the design of high-volume Microsoft products and the terms on which we make certain technologies used in these products, such as file formats, programming interfaces, and protocols, available to other companies. In 2004, the Commission ordered us to create new versions of Windows that do not include certain multimedia technologies and to provide our competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. In 2009, the Commission accepted a set of commitments offered by Microsoft to address the Commission’s concerns relating to competition in Web browsing software and an undertaking to address Commission concerns relating to interoperability. These obligations may limit our ability to innovate in Windows or other products in the future, diminish the developer appeal of the Windows platform, and increase our product development costs. The availability of licenses related to protocols and file formats may enable competitors to develop software products that better mimic the functionality of our products which could hamper sales of our products.

Government regulatory actions and court decisions such as these may hinder our ability to provide the benefits of our software to consumers and businesses, thereby reducing the attractiveness of our products and the revenue that come from them. New competition law actions could be initiated at any time. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

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

•

We are subject to a variety of ongoing commitments as a result of court or administrative orders, consent decrees or other voluntary actions we have taken. If we fail to comply with these commitments we may incur litigation costs and be subject to substantial fines or other remedial actions. For example, in July 2012, we announced that, for some PCs sold in Europe, we were not in compliance with our 2009 agreement to display a “Browser Choice Screen” on Windows PCs where Internet Explorer is the default browser. As a result, the European Commission imposed a fine of €561 million (approximately $733 million).

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

PART II

Item 1A

Adverse economic or market conditions may harm our business.    Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions, may result in lower information technology spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our revenue will be adversely affected. Our product distribution system also relies on an extensive partner and retail network. OEMs building devices that run our software have also been a significant means of distribution. The impact of economic conditions on our partners, such as the bankruptcy of a major distributor, OEM, or retailer, could result in sales channel disruption. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, allowances for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A significant part of our investment portfolio consists of U.S. government securities. If global credit and equity markets experience prolonged periods of decline, or if there is a downgrade of U.S. government debt, our investment portfolio may be adversely impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results.

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

We operate a global business that exposes us to additional risks.    We operate in over 100 countries and a significant part of our revenue comes from international sales. Competitive or regulatory pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the U.S. and other countries. Operations outside the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment. The Foreign Corrupt Practices Act and local laws (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. While we devote substantial resources to our global compliance programs and have implemented certain policies, training, and internal controls designed to reduce the risk of corrupt payments, if we fail to comply with Anti-Corruption Laws, we may be exposed to significant fines and penalties. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor, or economic conditions in a specific country or region, such as current uncertainties relating to European economic weakness, and difficulties in staffing and managing foreign operations, may also adversely affect our operations or financial results. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our net revenue.

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

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business.    We expect to continue making acquisitions or entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we experience difficulty integrating new employees, business systems, and technology, or that the transaction diverts management’s attention from our other businesses. Our acquisition of Skype, for example, provides opportunities to enhance our existing products. The success of our integration of Skype will depend in part on our ability to provide compelling experiences that distinguish us from our competitors in both consumer and business markets. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or those benefits may ultimately be smaller than anticipated or may not be realized. These events could harm our operating results or financial condition.

PART II

Item 2, 6

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

January 1, 2013 – January 31, 2013	3,334,145	$27.71	3,334,145	$5,522
February 1, 2012 – February 28, 2013	22,943,804	$27.60	22,943,804	$4,888
March 1, 2013 – March 31, 2013	9,774,863	$28.08	9,774,863	$4,614

	36,052,812		36,052,812

During the third quarter of fiscal year 2013, we repurchased 36.1 million shares of Microsoft common stock for $1.0 billion using cash resources. As of March 31, 2013, approximately $4.6 billion remained of our $40.0 billion repurchase program that we announced on September 22, 2008. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The program expires September 30, 2013 but may be suspended or discontinued at any time without notice.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

ITEM 6. EXHIBITS

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished, not filed.

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

April 18, 2013