Form 10-K
period 2013-06-30
MICROSOFT CORP
filed 2013-07-30
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2013

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of December 31, 2012, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $202,945,146,270 based on the closing sale price as reported on the NASDAQ National Market System. As of July 18, 2013, there were 8,329,956,402 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 19, 2013 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For The Fiscal Year Ended June 30, 2013

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

PART I

ITEM 1. BUSINESS

GENERAL

Microsoft was founded in 1975. Our mission is to enable people and businesses throughout the world to realize their full potential by creating technology that transforms the way people work, play, and communicate. We develop and market software, services, and hardware devices that deliver new opportunities, greater convenience, and enhanced value to people’s lives. We do business worldwide and have offices in more than 100 countries.

We generate revenue by developing, licensing, and supporting a wide range of software products and services, by designing and selling hardware devices, and by delivering relevant online advertising to a global customer audience. In addition to selling individual products and services, we offer suites of products and services.

Our products include operating systems for computing devices, servers, phones, and other intelligent devices; server applications for distributed computing environments; productivity applications; business solution applications; desktop and server management tools; software development tools; video games; and online advertising. We also design and sell hardware devices including Surface RT and Surface Pro, the Xbox 360 gaming and entertainment console, Kinect for Xbox 360, Xbox 360 accessories, and Microsoft PC accessories.

We offer cloud-based solutions that provide customers with software, services, and content over the Internet by way of shared computing resources located in centralized data centers. Examples of cloud-based computing services we offer include Microsoft Office 365, Microsoft Dynamics CRM Online, Windows Azure, Bing, Skype, Xbox LIVE, and Yammer. Cloud revenue is earned primarily from usage fees, advertising, and subscriptions. We also provide consulting and product and solution support services, and we train and certify computer system integrators and developers.

We conduct research and develop advanced technologies for future software, hardware, and services. We believe that we will continue to grow and meet our customers’ needs by delivering a family of devices and services for individuals and businesses that empower people around the globe at home, at work, and on the go, for the activities they value most. We will continue to create new opportunities for partners, increase customer satisfaction, and improve our service excellence, business efficacy, and internal processes.

OPERATING SEGMENTS

During the periods presented, we operated our business in five segments: Windows Division, Server and Tools, Online Services Division, Microsoft Business Division, and Entertainment and Devices Division. Our segments

PART I

Item 1

provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives across the development, sales, marketing, and services organizations, and they provide a framework for timely and rational allocation of development, sales, marketing, and services resources within businesses. Additional information on our operating segments and geographic and product information is contained in Note 21 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K). In July 2013, we announced a change in organizational structure as part of our transformation to a devices and services company. As we evolve how we allocate resources and analyze performance in the new structure, it is possible that our segments may change.

Windows Division

Windows Division develops and markets operating systems for computing devices, related software and online services, Surface RT and Pro devices, and PC accessories. This collection of software, hardware, and services is designed to empower individuals, companies, and organizations and to simplify everyday tasks through seamless operations across the user’s hardware and software. Windows 8 is the first version of the Windows operating system that supports both x86 and ARM chip architectures and that focuses on touch. With this version, Windows is able to scale across more form factors, including mobile devices designed for consuming information and media, and devices that have high performance computing capabilities.

Windows Division revenue growth is impacted by growth of the computing device market worldwide. Currently, approximately 65% of total Windows Division revenue comes from Windows operating systems purchased by original equipment manufacturers (“OEMs”), which they pre-install on the devices they sell.

In addition to computing device market volume, Windows revenue is impacted by:

•	the proliferation of new computing devices that emphasize touch and mobility functionality;

•	device market changes driven by shifts between developed markets and emerging markets, and consumer devices and business devices;

•	attachment of Windows to devices shipped;

•	changes in inventory levels within the OEM channel;

•

pricing changes and promotions, pricing variation that occurs when the mix of devices manufactured shifts from local and regional system builders to large, multinational OEMs, and different pricing of Windows versions licensed;

•	demand of commercial customers for volume licensing and software assurance;

•	sales of packaged software; and

•	sales of Surface RT and Pro devices.

Principal Products and Services:    Windows operating system; Windows Services suite of applications and web services, including Outlook.com and SkyDrive; Surface RT and Pro devices; and PC accessories.

The general availability of Surface RT and Windows 8 started on October 26, 2012. The general availability of Surface Pro started on February 9, 2013. A preview of Windows 8.1 was released on June 26, 2013.

Competition

The Windows operating system faces competition from various commercial software products and from alternative platforms and devices, mainly from Apple and Google. We believe Windows competes effectively by giving customers choice, value, flexibility, security, an easy-to-use interface, compatibility with a broad range of hardware and software applications, including those that enable productivity, and the largest support network for any operating system. The Windows 8 operating system includes the Windows Store, an online application marketplace. This marketplace benefits our developer and partner ecosystems by providing access to a large customer base and benefits Windows users by providing centralized access to certified applications.

PART I

Item 1

Windows Services software and applications, including SkyDrive and Outlook.com, compete with similar software and service products from Apple, Google, Yahoo!, and a wide array of websites and portals that provide communication and sharing tools and services.

Surface Pro and RT devices and our PC accessories face competition from computer, tablet, and other hardware manufacturers, many of which are also current or potential partners and customers.

Server and Tools

Server and Tools develops and markets server software, software developer tools, cloud-based services, and solutions that are designed to make information technology professionals and developers and their systems more productive and efficient. We offer our customers both on-premise software and cloud-based offerings, bringing together the benefits of traditional on-site offerings with cloud-based services. Server software is integrated server infrastructure and middleware designed to support software applications built on the Windows Server operating system. This includes the server platform, database, business intelligence, storage, management and operations, virtualization, service-oriented architecture platform, security and identity software. Server and Tools also builds standalone and software development lifecycle tools for software architects, developers, testers, and project managers. Server offerings can be run on-site, in a partner-hosted environment, or in a Microsoft-hosted environment.

Our cloud-based services comprise a scalable operating system with computing, storage, database, and management, along with comprehensive cloud solutions, from which customers can build, deploy, and manage enterprise workloads and web applications. These services also include a platform that helps developers build and connect applications and services in the cloud or on premise. Our goal is to enable customers to devote more resources to development and use of applications that benefit their businesses, rather than managing on-premises hardware and software.

Windows Embedded extends the power of Windows and the cloud to intelligent systems by delivering specialized operating systems, tools, and services. In addition, Server and Tools offers a broad range of enterprise consulting and product support services (“Enterprise Services”) that assist customers in developing, deploying, and managing Microsoft server and desktop solutions. Server and Tools also provides training and certification to developers and information technology professionals for our Server and Tools, Microsoft Business Division, and Windows Division products and services.

Approximately 80% of Server and Tools revenue comes from product revenue, including purchases through volume licensing programs, licenses sold to OEMs, and retail packaged product, while the remainder comes from Enterprise Services.

Principal Products and Services:    Windows Server operating systems; Windows Azure; Microsoft SQL Server; Windows Intune; Windows Embedded; Visual Studio; System Center products; Microsoft Consulting Services; and Premier product support services.

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

PART I

Item 1

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

Our cloud-based services face diverse competition from companies such as Amazon, Google, IBM, Oracle, Salesforce.com, VMware, and other open source offerings. The Enterprise Services business competes with a wide range of companies, including multinational consulting firms and small niche businesses focused on specific technologies.

We believe our server products, cloud-based services, and Enterprise Services provide customers with advantages in performance, total costs of ownership, and productivity by delivering superior applications, development tools, compatibility with a broad base of hardware and software applications, security, and manageability.

Online Services Division

Online Services Division (“OSD”) develops and markets information and content designed to help people simplify tasks and make more informed decisions online, and help advertisers connect with audiences. OSD offerings include Bing, Bing Ads, and MSN. We are also the exclusive algorithmic and paid search platform for Yahoo! websites worldwide. We have completed the Yahoo! worldwide algorithmic transition and the paid search transition in the U.S. and several international markets, and are transitioning paid search in the remaining international markets. Bing and MSN generate revenue through the sale of search and display advertising, accounting for nearly all of OSD’s revenue. We have expanded Bing beyond a standalone consumer search engine, and have integrated the technology into other Microsoft products, including Windows 8, the new Office, Xbox 360, and Windows Phone, to enhance those offerings. We plan to continue to incorporate Bing into our product and service portfolio.

Principal Products and Services:    Bing; Bing Ads; and MSN.

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

Microsoft Business Division

Microsoft Business Division (“MBD”) offerings consist of the Microsoft Office system (“Office,” comprising mainly the core Office product set, Office 365, SharePoint, Exchange, and Lync) and Microsoft Dynamics business solutions, which may be delivered either on premise or as a cloud-based service. Office is designed to increase personal,

PART I

Item 1

team, and organization productivity through a range of programs, services, and software solutions and generates over 90% of MBD revenue. Growth in Office depends on our ability to add value to the core Office product set and to continue to expand our product offerings in other areas such as content management, enterprise search, collaboration, unified communications, and business intelligence. Microsoft Dynamics products provide business solutions for financial management, customer relationship management (“CRM”), supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises.

Approximately 85% of MBD revenue is generated from sales to businesses, which includes Office revenue generated through subscriptions and volume licensing agreements as well as Microsoft Dynamics revenue. Revenue from sales to businesses generally depends upon the number of information workers in a licensed enterprise and is therefore relatively independent of the number of PCs sold in a given year. Approximately 15% of MBD revenue is derived from sales to consumers, which includes revenue from retail packaged product, subscription sales, and OEM revenue. This revenue generally is affected by the level of PC shipments, the shift to subscription-based licensing, and product launches.

Principal Products and Services:    Microsoft Office; Microsoft Exchange; Microsoft SharePoint; Microsoft Lync; Yammer; Microsoft Office Project and Office Visio; Microsoft Dynamics ERP and Dynamics CRM; Microsoft Office 365, which is an online services offering of Microsoft Office, Exchange, SharePoint, Lync, and Microsoft Office Web Apps, which are the online companions to Microsoft Word, Excel, PowerPoint, and OneNote.

The general availability of the new Office started on January 29, 2013.

Competition

Competitors to Office include software application vendors such as Adobe, Apple, Cisco, Google, IBM, Oracle, SAP, and numerous Web-based competitors as well as local application developers in Asia and Europe. Apple distributes versions of its application software products with various models of its PCs and through its mobile devices and has a measurable installed base for these pre-installed applications, such as email, note taking, and calendar. Cisco is using its position in enterprise communications equipment to grow its unified communications business. IBM has a measurable installed base with its office productivity products. Google provides a hosted messaging and productivity suite that competes with Office. Web-based offerings competing with individual applications can also position themselves as alternatives to Office products. We believe our products compete effectively based on our strategy of providing powerful, flexible, secure, easy to use solutions that work well with technologies our customers already have and are available on a device or via the cloud.

Our Microsoft Dynamics products compete with vendors such as Oracle and SAP in the market for large organizations and divisions of global enterprises. In the market focused on providing solutions for small and mid-sized businesses, our Microsoft Dynamics products compete with vendors such as Infor, Sage, and NetSuite. Salesforce.com’s on-demand CRM offerings compete directly with Microsoft Dynamics CRM Online and Microsoft Dynamics CRM’s on-premise offerings.

Entertainment and Devices Division

Entertainment and Devices Division (“EDD”) develops and markets products and services designed to entertain and connect people. The Xbox entertainment platform, including Kinect, is designed to provide a unique variety of entertainment choices through the use of our devices, peripherals, content, and online services. Skype is designed to connect friends, family, clients, and colleagues through a variety of devices. Windows Phone is designed to bring users closer to the people, applications, and content they need, while providing unique capabilities such as Microsoft Office and Xbox LIVE. Through a strategic alliance, Windows Phone and Nokia are jointly creating new mobile products and services and extending established product and services to new markets. EDD revenue also includes revenue from licensing mobile-related patents.

Principal Products and Services:    Xbox 360 gaming and entertainment console, Kinect for Xbox 360, Xbox 360 video games, Xbox 360 accessories; Xbox LIVE; Skype; and Windows Phone.

PART I

Item 1

Competition

Our Xbox gaming and entertainment business competes with console platforms from Nintendo and Sony, both of which have a large, established base of customers. The lifecycle for gaming and entertainment consoles averages five to 10 years. We released Xbox 360 in November 2005. Nintendo and Sony released competing versions of their game consoles in November 2006. In June 2013, we announced that we expect our next generation console, Xbox One, to be available for purchase in the second quarter of fiscal year 2014. Sony also announced their next generation console will be available for purchase in late 2013. Nintendo released their latest generation console in November 2012.

We believe the success of gaming and entertainment consoles is determined by the availability of games for the console, providing exclusive game content that gamers seek, the computational power and reliability of the console, and the ability to create new experiences via online services, downloadable content, and peripherals. In addition to Nintendo and Sony, our businesses compete with both Apple and Google in offering content products and services to the consumer. We believe the Xbox entertainment platform is positioned well against competitive products and services based on significant innovation in hardware architecture, user interface, developer tools, online gaming and entertainment services, and continued strong exclusive content from our own game franchises as well as other digital content offerings.

Windows Phone faces competition primarily from Apple, Google, and Blackberry. Skype competes primarily with Apple and Google, which offer a selection of instant messaging, voice, and video communication products.

We compete primarily on the basis of product quality and variety, unique capabilities of our products, timing of product releases, and effectiveness of distribution and marketing.

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

We contract most of our manufacturing activities for Xbox 360 and related games, Kinect for Xbox 360, various retail software packaged products, Surface devices, and Microsoft PC accessories to third parties. Our products may include some components that are available from only one or limited sources. Our Xbox 360 console, Kinect for Xbox 360, Surface devices, and Microsoft PC accessories include key components that are supplied by a single source. The integrated central processing unit/graphics processing unit for the Xbox 360 console is purchased from IBM, and the supporting embedded dynamic random access memory chips are purchased from Taiwan Semiconductor Manufacturing Company. We generally have the ability to use other manufacturers if the current vendor becomes unavailable or unable to meet our requirements. We generally have multiple sources for raw materials, supplies, and components, and are often able to acquire component parts and materials on a volume discount basis.

RESEARCH AND DEVELOPMENT

During fiscal years 2013, 2012, and 2011, research and development expense was $10.4 billion, $9.8 billion, and $9.0 billion, respectively. These amounts represented 13% of revenue in each of those years. We plan to continue to make significant investments in a broad range of research and development efforts.

PART I

Item 1

Product and Service Development and Intellectual Property

We develop most of our products and services internally. Internal development allows us to maintain competitive advantages that come from product differentiation and closer technical control over our products and services. It also gives us the freedom to decide which modifications and enhancements are most important and when they should be implemented. We strive to obtain information as early as possible about changing usage patterns and hardware advances that may affect software design. Before releasing new software platforms, we provide application vendors with a range of resources and guidelines for development, training, and testing. Generally, we also create product documentation internally.

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 35,000 U.S. and international patents issued and over 38,000 pending. While we employ much of our internally developed intellectual property exclusively in Microsoft products and services, we also engage in outbound and inbound licensing of specific patented technologies that are incorporated into licensees’ or Microsoft’s products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We also purchase or license technology that we incorporate into our products or services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, or attracting and enabling our external development community.

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

Investing in the Future

Microsoft’s success is based on our ability to create new and compelling products, services, and experiences for our users, to initiate and embrace disruptive technology trends, to enter new geographic and product markets, and to drive broad adoption of our products and services. We invest in a range of emerging technology trends and breakthroughs that we believe offer significant opportunities to deliver value to our customers and growth for the company. We maintain our long-term commitment to research and development across a wide spectrum of technologies, tools, and platforms spanning communication and collaboration, information access and organization, entertainment, business and e-commerce, advertising, and devices.

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

Based on our assessment of key technology trends and our broad focus on long-term research and development, we see significant opportunities to drive future growth in smart connected devices, cloud computing, entertainment, search, communications, and productivity through our devices and services strategy.

PART I

Item 1

DISTRIBUTION, SALES, AND MARKETING

We market and distribute our products and services primarily through the following channels: OEMs; distributors and resellers; and online.

OEMs

We distribute software through OEMs that pre-install our software on new PCs, tablets, servers, smartphones, and other intelligent devices that they sell to end customers. The largest component of the OEM business is the Windows operating system pre-installed on computing devices. OEMs also sell hardware pre-installed with other Microsoft products, including server and embedded operating systems and applications such as our Microsoft Office suite. In addition to these products, we also market our services, such as our Windows SkyDrive service, through OEMs.

There are two broad categories of OEMs. The largest OEMs, many of which operate globally, are referred to as “Direct OEMs,” as our relationship with them is managed through a direct agreement between Microsoft and the OEM. We have distribution agreements covering one or more of our products with virtually all of the multinational OEMs, including Acer, ASUS, Dell, Fujitsu, HTC, Hewlett-Packard, LG, Lenovo, Nokia, Samsung, Sony, Toshiba, and with many regional and local OEMs. The second broad category of OEMs consists of lower-volume PC manufacturers (also called “system builders”), which source their Microsoft software for pre-installation and local redistribution primarily through the Microsoft distributor channel rather than through a direct agreement or relationship with Microsoft.

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

Our Microsoft Dynamics software offerings are licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services. We distribute our retail packaged products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Individual consumers obtain these products primarily through retail outlets, such as Wal-Mart, Dixons, and Microsoft Stores. We distribute our hardware products, including Surface, Xbox, and PC accessories, through third-party retailers and Microsoft Stores. We have a network of field sales representatives and field support personnel that solicits orders from distributors and resellers, and provides product training and sales support.

Online

Although client-based software will continue to be an important part of our business, increasingly we are delivering additional value to customers through cloud-based services. We provide online content and services to consumers through Bing, MSN portals and channels, Microsoft Office Web Apps, Office 365, Windows Phone Marketplace, Xbox LIVE, Outlook.com, Skype, and Windows Store. We also provide to business users commercial cloud-based services such as Exchange Online, Microsoft Dynamics CRM Online, Windows Azure, Windows Intune, and Office 365 consisting of online versions of Office, Exchange, SharePoint, Lync, and Yammer. Other services delivered

PART I

Item 1

online include our online advertising platform with offerings for advertisers and publishers, as well as Microsoft Developer Networks subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling our products and solutions. As we increasingly deliver online services, we sell many of these cloud-based services through our enterprise agreements and have also enabled new sales programs to reach small and medium-sized businesses. These new programs include direct sales, direct sales supported by a large network of partner advisors, and resales of services through operator channels, such as telephone, cell, and cable providers. We also sell our products through our online store, microsoftstore.com.

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

Open Licensing

Designed primarily for small-to-medium organizations, Open Programs allows customers to acquire perpetual or subscription licenses and, at the customer’s election, rights to future versions of software products over a specified time period (two or three years depending on the Open Programs used). The offering that conveys rights to future versions of certain software products over the contract period is called software assurance. Software assurance also provides support, tools, and training to help customers deploy and use software efficiently. Open Programs has several variations to fit customers’ diverse way of purchasing. Under the Open License Program, customers can acquire licenses only or licenses with software assurance. They can also renew software assurance upon the expiration of existing volume licensing agreements.

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

Partner Licensing

The Microsoft Services Provider License Agreement is a program targeted at service providers and Independent Software Vendors allowing these partners to provide software services and hosted applications to their end customers. Agreements are generally structured with a three-year term, and partners are billed monthly based upon consumption. Microsoft Online Services Reseller Agreement is a program enabling partners to package Microsoft Online Services with the partners’ services. Microsoft Online Subscription Agreement is designed to enable small and medium-sized businesses to easily purchase Microsoft Online Services. The program allows customers to acquire monthly or annual subscriptions for cloud-based services. Windows Azure Agreement is designed to enable small and medium-sized businesses to purchase Windows Azure Subscription plans on a “pay-as-you-go” basis.

Enterprise Agreement Licensing

Enterprise agreements are targeted at medium- and large-sized organizations that want to acquire licenses to Online Services and/or software products, along with software assurance, for all or substantial parts of their enterprise.

PART I

Item 1

Enterprises can elect to either acquire perpetual licenses or, under the Enterprise Subscription Program, can acquire non-perpetual, subscription agreements for a specified time period (generally three years). Online Services are also available for purchase through the enterprise agreement and subscriptions are generally structured with three year terms.

CUSTOMERS

Our customers include individual consumers, small- and medium-sized organizations, enterprises, governmental institutions, educational institutions, Internet service providers, application developers, and OEMs. Consumers and small and medium-sized organizations obtain our products primarily through distributors, resellers, and OEMs. No sales to an individual customer accounted for more than 10% of fiscal year 2013, 2012, or 2011 revenue. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of July 30, 2013 were as follows:

Name	Age	Position with the Company

Steven A. Ballmer	57	Chief Executive Officer
Anthony J. Bates	46	Executive Vice President, Business Development and Evangelism
Lisa E. Brummel	53	Executive Vice President, Human Resources
Amy E. Hood	41	Executive Vice President, Chief Financial Officer
Tami Reller	49	Executive Vice President, Marketing
Eric D. Rudder	46	Executive Vice President, Advanced Strategy and Research
Bradford L. Smith	54	Executive Vice President, General Counsel; Secretary
B. Kevin Turner	48	Chief Operating Officer

Mr. Ballmer was appointed Chief Executive Officer in January 2000. He served as President from 1998 to 2001. Previously, he had served as Executive Vice President, Sales and Support since 1992. Mr. Ballmer joined Microsoft in 1980.

Mr. Bates was named Executive Vice President, Business Development and Evangelism in July 2013. He had been President of Microsoft’s Skype Division since its acquisition by Microsoft in 2011. Mr. Bates had been Chief Executive Officer of Skype since 2010. Before joining Skype, Mr. Bates spent nearly 15 years at Cisco Systems, Inc. where he had been Senior Vice President and General Manager of several business groups, including Enterprise, Commercial and Small Business, and Cisco’s core high-end router business.

Ms. Brummel, Executive Vice President, Human Resources, has served as Microsoft’s senior human resources executive since 2005. From 2000 to 2005, she had been Corporate Vice President of the Home and Retail Division. Since joining Microsoft in 1989, Ms. Brummel has held a number of management positions at Microsoft, including General Manager of Consumer Productivity Business, Product Unit Manager of the Kids Business, and Product Unit Manager of Desktop and Decision Reference Products.

Ms. Hood, Executive Vice President, Chief Financial Officer, was appointed Chief Financial Officer in May 2013. Beginning in 2010, Ms. Hood was Chief Financial Officer of the Microsoft Business Division. From 2006 through 2009, Ms. Hood was General Manager, Microsoft Business Division Strategy. Since joining Microsoft in 2002, Ms. Hood has also held finance-related positions in the Server and Tools Business and the corporate finance organization.

Ms. Reller was named Executive Vice President, Marketing in July 2013. From 2011 to 2013 Ms. Reller was Chief Marketing Officer and Chief Financial Officer for Windows. Ms. Reller served as Corporate Vice President, Windows Division Marketing and Finance from 2009 to 2011 and as Corporate Vice President, Business Solutions beginning in 2002. Ms. Reller joined Microsoft with its acquisition of Great Plains Software, where she was Chief Financial Officer, in 2001.

PART I

Item 1

Mr. Rudder was named Executive Vice President, Advanced Strategy and Research in July 2013. Mr. Rudder had been Chief Technical Strategy Officer since 2005. Since joining Microsoft in 1988, Mr. Rudder held several positions in networking and operating systems and developer tools, and was Senior Vice President, Server and Tools from 2003 to 2005 and Senior Vice President, Developer and Platform Evangelism from 2001 to 2003.

Mr. Smith, Executive Vice President, General Counsel, and Secretary, has served in that role since November 2001. Mr. Smith was also named Chief Compliance Officer in 2002. He had been Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. Mr. Smith joined Microsoft in 1993.

Mr. Turner was named Chief Operating Officer in September 2005. Before joining Microsoft, he was Executive Vice President of Wal-Mart Stores, Inc. and President and Chief Executive Officer of the Sam’s Club division. From 2001 to 2002, he served as Executive Vice President and Chief Information Officer of Wal-Mart’s Information Systems Division. From 2000 to 2001, he served as its Senior Vice President and Chief Information Officer of the Information Systems Division. Mr. Turner also serves on the Board of Directors of Nordstrom, Inc.

EMPLOYEES

As of June 30, 2013, we employed approximately 99,000 people on a full-time basis, 58,000 in the U.S. and 41,000 internationally. Of the total, 37,000 were in product research and development, 26,000 in sales and marketing, 21,000 in product support and consulting services, 6,000 in manufacturing and distribution, and 9,000 in general and administration. Our success is highly dependent on our ability to attract and retain qualified employees. None of our employees are subject to collective bargaining agreements.

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

Competition in the technology sector

Our competitors range in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower product lines may let them be more effective in deploying technical, marketing, and financial resources. Barriers to entry in our businesses generally are low and software products can be distributed broadly and quickly at relatively low cost. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Our ability to remain competitive depends on our success in making innovative products, devices, and services that appeal to businesses and consumers.

Competition among platforms, ecosystems, and devices

An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A well-established ecosystem creates beneficial network effects among users, application developers, and the platform provider that can accelerate growth. Establishing significant scale in the marketplace is necessary to achieve and maintain attractive margins. The strategic importance of developing and maintaining a vibrant ecosystem increased with the launch of the Windows 8 operating system, Surface, Windows Phone, and associated cloud-based services. We face significant competition from firms that provide competing platforms, applications, and services.

•

A competing vertically-integrated model, in which a single firm controls the software and hardware elements of a product and related services, has been successful with some consumer products such as personal computers, tablets, mobile phones, gaming consoles, and digital music players. Competitors pursuing this model also earn revenue from services that are integrated with the hardware and software platform. We also offer some vertically-integrated hardware and software products and services; however, our competitors in smartphones and tablets have established significantly larger user bases. Efforts to compete with the vertically integrated model will increase our cost of revenue and reduce our operating margins.

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

•

Other competitors develop and offer free applications, online services and content, and make money by selling third-party advertising. Advertising revenue funds development of products and services these competitors provide to users at no or little cost, competing directly with our revenue-generating products.

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

Our increasing focus on services presents execution and competitive risks.    A growing part of our strategy involves cloud-based services used with smart devices. Our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and in some cases the user’s choice of which suite of cloud-based services to use. We are devoting significant resources to develop and deploy our own competing cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provide us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

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

In July 2013, we announced a change in organizational structure as part of our transformation to a devices and services company. This change in structure is designed to enable us to innovate with greater speed, efficiency, and capability in the fast-changing competitive environment. We expect this change to alter the way we plan, develop, and market our products and services, as we pursue a single strategy to offer a family of devices and services designed to empower our customers for the activities they value most. It is uncertain whether our “One Microsoft” strategy will yield the anticipated efficiencies or competitive benefits.

As we increasingly license cloud-based versions of our products and services, such as Office 365, rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the period of the subscription.

PART I

Item 1A

We make significant investments in new products and services that may not be profitable.    We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, the Windows Store, the Windows Azure Services platform, Office 365, other cloud-based services offerings, and the Xbox 360 entertainment platform. We will continue to invest in new software and hardware products, services, and technologies, such as the Microsoft-designed and manufactured Surface launched in October 2012. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically.

In October 2012, we launched Windows 8, a major new release of our operating system, which seeks to deliver a unique user experience through well-integrated software, hardware, and services. Its success depends on a number of factors including the extent to which customers embrace the new user interface and functionality, successfully coordinating with our OEM partners in releasing a variety of hardware devices that take advantage of new features, pricing Windows 8-based devices competitively, and attracting developers at scale to ensure a competitive array of quality applications. The marketing costs we are incurring to promote Windows 8 and associated services and devices may reduce our operating margins.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business.    We expect to continue making acquisitions or entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we experience difficulty integrating new employees, business systems, and technology, or that the transaction diverts management’s attention from our other businesses. Our acquisition of Skype, for example, provides opportunities to enhance our existing products. The success of this acquisition will depend in part on our ability to provide compelling experiences that distinguish us from our competitors in both consumer and business markets. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than anticipated or may not be realized. These events could harm our operating results or financial condition.

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

Third parties may claim we infringe their intellectual property rights.    From time to time, we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow because of constant technological change in the segments in which we compete, the extensive patent coverage of existing technologies, the rapid rate of issuance of new patents, and our offering of Microsoft-branded services and hardware devices, such as Surface. To resolve these claims we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. These outcomes may cause operating margins to decline. In addition to money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies. In some countries, such

PART I

Item 1A

as Germany, an injunction can be issued before the parties have fully litigated the validity of the underlying patents. We have made and expect to continue making significant expenditures to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk.

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

Security of our customers’ products and services

Security threats are a particular challenge to companies like us whose business is technology products and services. The threats to our own IT infrastructure also affect our customers. Customers using our cloud-based services rely on the security of our infrastructure to ensure the reliability of our services and the protection of their data. Hackers tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect them to continue to do so. The security of our products and services is an important consideration in our customers’ purchasing decisions.

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

PART I

Item 1A

•	protecting the digital security infrastructure that ensures the integrity of our products and services;

•	helping our customers make the best use of our products and services to protect against computer viruses and other attacks; and

•	providing customers online automated security tools, published security guidance, and security software such as firewalls and anti-virus software.

The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products and services could cause significant reputational harm and lead some customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Any of these actions by customers could adversely affect our revenue. Actual or perceived vulnerabilities may lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand legal challenges. Legislative or regulatory action may increase the costs to develop or implement our products and services.

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

We may experience outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic and the complexity of our products and services demand more computing power. We have spent and expect to continue to spend substantial amounts to purchase or lease data centers and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our data centers, and to introduce new products and services and support existing services such as Bing, Exchange Online, Office 365, SharePoint Online, SkyDrive, Skype, Xbox LIVE, Windows Azure, Outlook.com, and Microsoft Office Web Apps. We also are growing our business of providing a platform and back-end hosting for services provided by third-party businesses to their end customers. Maintaining and expanding this infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

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

PART I

Item 1A

The European Commission closely scrutinizes the design of high-volume Microsoft products and the terms on which we make certain technologies used in these products, such as file formats, programming interfaces, and protocols, available to other companies. In 2004, the Commission ordered us to create new versions of Windows that do not include certain multimedia technologies and to provide our competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. In 2009, the Commission accepted a set of commitments offered by Microsoft to address the Commission’s concerns relating to competition in Web browsing software, including an undertaking to address Commission concerns relating to interoperability. These obligations may limit our ability to innovate in Windows or other products in the future, diminish the developer appeal of the Windows platform, and increase our product development costs. The availability of licenses related to protocols and file formats may enable competitors to develop software products that better mimic the functionality of our products which could hamper sales of our products.

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

PART I

Item 1A

Adverse economic or market conditions may harm our business.    Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions, may result in lower IT spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our revenue will be adversely affected. Our product distribution system also relies on an extensive partner and retail network. OEMs building devices that run our software have also been a significant means of distribution. The impact of economic conditions on our partners, such as the bankruptcy of a major distributor, OEM, or retailer, could result in sales channel disruption. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, allowances for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A significant part of our investment portfolio consists of U.S. government securities. If global credit and equity markets experience prolonged periods of decline, or if there is a downgrade of U.S. government debt, our investment portfolio may be adversely impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results.

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

We may have additional tax liabilities.    We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities. Economic and political pressures to increase tax revenues in various jurisdictions may make resolving tax disputes more difficult. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our financial statements in the period or periods for which that determination is made.

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

Our hardware and software products may experience quality or supply problems.    Our vertically-integrated hardware products such as the Xbox 360 console, Surface, and other hardware devices we design and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. We obtain some components of our hardware devices from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the amount of capacity available to us. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox 360 consoles and Surface are assembled in Asia; disruptions in the supply chain may result in shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

Our stand-alone software products also may experience quality or reliability problems. The highly sophisticated software products we develop may contain bugs and other defects that interfere with their intended operation. Any defects we do not detect and fix in pre-release testing could result in reduced sales and revenue, damage to our

PART I

Item 1A, 1B

reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenge.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.    We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could result in an impairment of goodwill or intangibles. Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations. For example, in the fourth quarter of fiscal year 2012, we recorded a $6.2 billion charge for the impairment of goodwill in our Online Services Division business segment.

We operate a global business that exposes us to additional risks.    We operate in over 100 countries and a significant part of our revenue comes from international sales. Competitive or regulatory pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the U.S. and other countries. Operations outside the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment. The Foreign Corrupt Practices Act and local laws (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. While we devote substantial resources to our global compliance programs and have implemented certain policies, training, and internal controls designed to reduce the risk of corrupt payments, if we fail to comply with Anti-Corruption Laws, we may be exposed to significant fines and penalties. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks. Deterioration of social, political, labor, or economic conditions in a specific country or region, such as current uncertainties relating to European economic weakness, and difficulties in staffing and managing foreign operations, may also adversely affect our operations or financial results. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenue.

Catastrophic events or geo-political conditions may disrupt our business.    A disruption or failure of our systems or operations because of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could harm our ability to conduct normal business operations. Our move toward providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans, and magnifies the potential impact of prolonged service outages on our operating results. Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers, and may result in supply chain disruptions for hardware manufacturers, either of which may adversely affect our revenue. The long-term effects of climate change on the global economy in general or the IT industry in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2013 that remain unresolved.

PART I, II

Item 2, 3, 4, 5

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

We occupy many sites internationally, totaling approximately three million square feet that is owned and approximately nine million square feet that is leased. International facilities that we own include: our development center in Hyderabad, India; our European operations center in Dublin, Ireland; a research and development campus in Beijing, China; and facilities in Reading, UK. The largest leased office spaces include the following locations: Beijing and Shanghai, China; Tokyo, Japan; Unterschleissheim, Germany; Paris, France; Dublin, Ireland; Bangalore, India; Reading, UK; Vedbaek, Denmark; and Mississauga, Canada. In addition to the above locations, we have a disk duplication and digital distribution facility in Humacao, Puerto Rico, a facility in Singapore for our Asia Pacific operations center and regional headquarters, and various product development facilities, both domestically and internationally, as described in the “Research and Development” section of Item 1 of this Form 10-K.

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

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 18, 2013, there were 119,862 registered holders of record of our common stock. The high and low common stock sales prices per share were as follows:

Quarter Ended	September 30	December 31	March 31	June 30	Fiscal Year

Fiscal Year 2013

High	$31.61	$30.25	$28.66	$35.78	$35.78
Low	$28.54	$26.26	$26.28	$28.11	$26.26

Fiscal Year 2012

High	$28.15	$27.50	$32.95	$32.89	$32.95
Low	$23.79	$24.26	$26.39	$28.32	$23.79

PART II

Item 5, 6, 7

DIVIDENDS AND SHARE REPURCHASES

See Note 18 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding dividends and share repurchases by quarter. Following are our monthly stock repurchases for the fourth quarter of fiscal year 2013, all of which were made as part of publicly announced plans or programs:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

April 1, 2013 – April 30, 2013	0	$0.00	0	$4,614
May 1, 2013 – May 31, 2013	7,002,462	$32.61	7,002,462	$4,386
June 1, 2013 – June 30, 2013	23,632,259	$32.65	23,632,259	$3,614

	30,634,721		30,634,721

The repurchases were made using cash resources and occurred either in the open market or through the exercise of call options with a certain counterparty.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Year Ended June 30,	2013		2012		2011	2010	2009

Revenue	$77,849		$73,723		$69,943	$62,484	$58,437
Operating income	$26,764	(a)	$21,763	(b)	$27,161	$24,098	$20,363
Net income	$21,863	(a)	$16,978	(b)	$23,150	$18,760	$14,569
Diluted earnings per share	$2.58	(a)	$2.00	(b)	$2.69	$2.10	$1.62
Cash dividends declared per share	$0.92		$0.80		$0.64	$0.52	$0.52
Cash, cash equivalents, and short-term investments	$77,022		$63,040		$52,772	$36,788	$31,447
Total assets	$142,431		$121,271		$108,704	$86,113	$77,888
Long-term obligations	$26,070		$22,220		$22,847	$13,791	$11,296
Stockholders’ equity	$78,944		$66,363		$57,083	$46,175	$39,558

(a)

Includes a charge related to a fine imposed by the European Commission in March 2013 which decreased operating income and net income by $733 million (€561 million) and diluted earnings per share by $0.09. Also includes a charge for Surface RT inventory adjustments recorded in the fourth quarter of fiscal year 2013, which decreased operating income by $900 million, net income by $596 million, and diluted earnings per share by $0.07.

(b)	Includes a goodwill impairment charge related to our Online Services Division business segment which decreased operating income and net income by $6.2 billion and diluted earnings per share by $0.73.

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

PART II

Item 7

We generate revenue by developing, licensing, and supporting a wide range of software products, by offering an array of services, including cloud-based services to consumers and businesses, by designing and selling devices that integrate with our cloud-based services, and by delivering relevant online advertising to a global audience. Our most significant expenses are related to compensating employees, designing, manufacturing, marketing, and selling our products and services, and income taxes.

Industry Trends

Our industry is dynamic and highly competitive, with frequent changes in both technologies and business models. Each industry shift is an opportunity to conceive new products, new technologies, or new ideas that can further transform the industry and our business. At Microsoft, we push the boundaries of what is possible through a broad range of research and development activities that seek to identify and address the changing demands of customers, industry trends, and competitive forces.

Key Opportunities and Investments

Based on our assessment of key technology trends and our broad focus on long-term research and development of new products and services, we see significant opportunities to generate future growth.

We invest research and development resources in new products and services in these areas. The capabilities and accessibility of PCs, tablets, phones, televisions, and other devices powered by rich software platforms and applications continue to grow. With this trend, we believe the full potential of software will be seen and felt in how people use these devices and the associated services at work and in their personal lives.

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

Windows 8 reflects this shift. Launched in October 2012, Windows 8 was designed to unite the light, thin, and convenient aspects of a tablet with the power of a PC. The Windows 8 operating system includes the Windows Store, which offers a large and growing number of applications from Microsoft and partners for both business and consumer customers.

Going forward, our strategy will focus on creating a family of devices and services for individuals and businesses that empower people around the globe at home, at work, and on the go, for the activities they value most. This strategy will require investment in datacenters and other infrastructure to support our services, and will bring continued competition with Apple, Google, and other well-established and emerging competitors. We believe our history of powering devices such as Windows PCs and Xbox, as well as our experience delivering high-value experiences through Office and other applications, will position us for future success.

Services for the enterprise

Today, businesses face important opportunities and challenges. Enterprises are asked to deploy technology that drives business strategy forward. They decide what solutions will make employees more productive, collaborative, and satisfied, or connect with customers in new and compelling ways. They work to unlock business insights from a world of data. At the same time, they must manage and secure corporate information that employees access across a growing number of personal and corporate devices.

PART II

Item 7

To address these opportunities, businesses look to our world-class business applications like Microsoft Dynamics, Office, Exchange, SharePoint, Lync, Yammer, and our business intelligence solutions. They rely on our technology to manage employee corporate identity and to protect their corporate data. And, increasingly, businesses of all sizes are looking to Microsoft to realize the benefits of the cloud.

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

Unique to Microsoft, we continue to design and deliver cloud solutions that allow our customers to use both the cloud and their on-premise assets however best suits their own needs. For example, a company can choose to deploy Office or Microsoft Dynamics on premise, as a cloud service, or a combination of both. With Windows Server 2012, Windows Azure, and System Center infrastructure, businesses can deploy applications in their own datacenter, a partner’s datacenter, or in Microsoft’s datacenter with common security, management, and administration across all environments, with the flexibility and scale they desire. These hybrid capabilities allow customers to fully harness the power of the cloud so they can achieve greater levels of efficiency and tap new areas of growth.

Our future opportunity

There are several distinct areas of technology that we are focused on driving forward. Our goal is to lead the industry in these areas over the long-term, which we expect will translate to sustained growth well into the future. We are investing significant resources in:

•	Developing new form factors that have increasingly natural ways to use them, including touch, gesture, and speech.

•	Applying machine learning to make technology more intuitive and able to act on our behalf, instead of at our command.

•	Building and running cloud-based services in ways that unleash new experiences and opportunities for businesses and individuals.

•

Establishing our Windows platform across the PC, tablet, phone, server, and cloud to drive a thriving ecosystem of developers, unify the cross-device user experience, and increase agility when bringing new advances to market.

•	Delivering new high-value experiences with improvements in how people learn, work, play, and interact with one another.

We believe the breadth of our devices and services portfolio, our large, global partner and customer base, and the growing Windows ecosystem position us to be a leader in these areas.

Economic Conditions, Challenges, and Risks

The market for software, devices, and cloud-based services is dynamic and highly competitive. Some of our traditional businesses such as the Windows operating system are in a period of transition. Our competitors are developing new devices and deploy competing cloud-based services for consumers and businesses. The devices and form factors customers prefer evolve rapidly, and influence how users access services in the cloud and in some cases the user’s choice of which suite of cloud-based services to use. The Windows ecosystem must continue to evolve and adapt, over an extended time, in pace with this changing environment. To support our strategy of offering

PART II

Item 7

a family of devices and services designed to empower our customers for the activities they value most, we announced a functional realignment in July 2013. Through this realignment our goal is to become more nimble, collaborative, communicative, motivated, and decisive. Even if we achieve these benefits, the investments we are making in devices and infrastructure to support our cloud-based services will increase our operating costs and may decrease our operation margins.

We prioritize our investments among the highest long-term growth opportunities. These investments require significant resources and are multi-year in nature. The products and services we bring to market may be developed internally, as part of a partnership or alliance, or through acquisition.

Our success is highly dependent on our ability to attract and retain qualified employees. We hire a mix of university and industry talent worldwide. Microsoft competes for talented individuals worldwide by offering broad customer reach, scale in resources, and competitive compensation.

Aggregate demand for our software, services, and hardware is correlated to global macroeconomic factors, which remain dynamic. See a discussion of these factors and other risks under Risk Factors (Part I, Item 1A of this Form 10-K).

Seasonality

Our revenue historically has fluctuated quarterly and has generally been highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Entertainment and Devices Division is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Entertainment and Devices Division has generated approximately 40% of its yearly revenue in our second fiscal quarter.

Unearned Revenue

Quarterly and annual revenue may be impacted by the deferral of revenue. See the discussions below regarding revenue deferred on sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price (the “Windows Upgrade Offer”) and sales of the previous version of the Microsoft Office system with a guarantee to be upgraded to the new Office at minimal or no cost (the “Office Upgrade Offer”, for the offer relating to the new Office, and “the 2010 Office Upgrade Offer” for the prior offer relating to Office 2010).

If our customers elect to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	2013	2012	2011	Percentage Change 2013 Versus 2012	Percentage Change 2012 Versus 2011

Revenue	$77,849	$73,723	$69,943	6%	5%
Operating income	$26,764	$21,763	$27,161	23%	(20)%
Diluted earnings per share	$2.58	$2.00	$2.69	29%	(26)%

Fiscal year 2013 compared with fiscal year 2012

Revenue increased, primarily due to higher revenue from Server and Tools as well as revenue from new products and services, including Windows 8, Surface, and the new Office, offset in part by the impact on revenue of a decline in the x86 PC market.

PART II

Item 7

Operating income grew, primarily due to the $6.2 billion goodwill impairment charge related to our OSD business recorded during the prior year. Other key changes in cost of revenue and operating expenses were:

•

Cost of revenue increased $2.7 billion or 16%, reflecting increased product costs associated with Surface and Windows 8, including an approximately $900 million charge for Surface RT inventory adjustments, higher headcount-related expenses, payments made to Nokia related to joint strategic initiatives, royalties on Xbox LIVE content, and retail stores expenses, offset in part by decreased costs associated with lower sales of Xbox 360 consoles and decreased traffic acquisition costs.

•	Sales and marketing expenses increased $1.4 billion or 10%, reflecting advertising of Windows 8 and Surface.

•	Research and development expenses increased $600 million or 6%, due mainly to higher headcount-related expenses, largely related to the Entertainment and Devices Division.

•	General and administrative expenses increased $580 million or 13%, due to higher legal charges, primarily the EU fine of $733 million.

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

Operating income decreased reflecting a goodwill impairment charge of $6.2 billion related to our OSD business segment. Other key changes in cost of revenue and operating expenses were:

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

Fiscal year 2012 diluted earnings per share were negatively impacted by the non-tax deductible goodwill impairment charge, which decreased diluted earnings per share by $0.73. Fiscal year 2011 net income and diluted earnings per share reflected a partial settlement with the U.S. Internal Revenue Service (“I.R.S.”) and higher other income. The partial settlement with the I.R.S. added $461 million to net income and $0.05 to diluted earnings per share in fiscal year 2011.

SEGMENT REVENUE/OPERATING INCOME (LOSS)

The revenue and operating income (loss) amounts in this section are presented on a basis consistent with accounting principles generally accepted in the U.S. (“U.S. GAAP”) and include certain reconciling items attributable to each of the segments. Segment information appearing in Note 21 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) is presented on a basis consistent with our internal management reporting. Certain corporate-level activity has been excluded from segment operating results and is analyzed separately. We have recast certain prior period amounts within this MD&A to conform to the way we internally managed and monitored segment performance during fiscal year 2013, reflecting immaterial movements of

PART II

Item 7

business activities between segments and changes in cost allocations. In July 2013, we announced a change in organizational structure as part of our transformation to a devices and services company. As we evolve how we allocate resources and analyze performance in the new structure, it is possible that our segments may change.

Windows Division

(In millions, except percentages)	2013	2012	2011	Percentage Change 2013 Versus 2012	Percentage Change 2012 Versus 2011

Revenue	$19,239	$18,400	$19,061	5%	(3)%
Operating income	$9,504	$11,555	$12,280	(18)%	(6)%

Windows Division develops and markets operating systems for computing devices, related software and online services, Surface RT and Pro devices, and PC accessories. This collection of software, hardware, and services is designed to empower individuals, companies, and organizations and to simplify everyday tasks through seamless operations across the user’s hardware and software. The general availability of Surface RT and Windows 8 started October 26, 2012. The general availability of Surface Pro started February 9, 2013.

Currently, approximately 65% of total Windows Division revenue comes from Windows operating systems purchased by original equipment manufacturers (“OEMs”) and pre-installed on devices they sell. The remaining Windows Division revenue is generated by commercial and retail sales of Windows, Surface, PC accessories, and online advertising.

Fiscal year 2013 compared with fiscal year 2012

Windows Division revenue increased $839 million. Surface revenue was $853 million. Revenue from commercial licensing of Windows increased $487 million, while unearned revenue from commercial licensing also increased, reflecting continued support of our platform. In addition, we recognized $540 million of previously deferred revenue related to the expiration of the Windows Upgrade Offer. Partially offsetting these increases was a decrease in OEM revenue.

OEM revenue decreased 3%. Excluding the impact of the Windows Upgrade Offer, OEM revenue decreased 10%. This decrease primarily reflects the impact on revenue of the decline in the x86 PC market, which we estimate declined approximately 9%.

In May 2013, we announced that we had surpassed 100 million licenses sold for Windows 8.

Windows Division operating income decreased, primarily due to higher cost of revenue and sales and marketing expenses, offset in part by revenue growth. Cost of revenue increased $1.8 billion, reflecting a $1.6 billion increase in product costs associated with Surface and Windows 8, including a charge for Surface RT inventory adjustments of approximately $900 million. Sales and marketing expenses increased $1.0 billion or 34%, reflecting an $898 million increase in advertising costs associated primarily with Windows 8 and Surface.

Fiscal year 2012 compared with fiscal year 2011

Windows Division revenue reflected relative performance in the PC market segments. We estimate that sales of PCs to businesses grew approximately 4% and sales of PCs to consumers decreased 1%. Excluding a decline in sales of netbooks, we estimate that sales of PCs to consumers grew approximately 5%. Taken together, the total PC market increased an estimated 0% to 2%. Relative to PC market growth, Windows Division revenue was negatively impacted by higher growth in emerging markets, where average selling prices are lower than developed markets, and the deferral of $540 million of revenue relating to the Windows Upgrade Offer.

Windows Division operating income decreased, due mainly to lower revenue and a $172 million or 11% increase in research and development expenses, primarily associated with the Windows 8 operating system.

PART II

Item 7

Server and Tools

(In millions, except percentages)	2013	2012	2011	Percentage Change 2013 Versus 2012	Percentage Change 2012 Versus 2011

Revenue	$20,281	$18,534	$16,559	9%	12%
Operating income	$8,164	$7,235	$6,105	13%	19%

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

Fiscal year 2013 compared with fiscal year 2012

Server and Tools revenue increased in both product sales and Enterprise Services. Product revenue increased $1.3 billion or 9%, driven primarily by growth in Microsoft SQL Server, System Center, and Windows Server. Enterprise Services revenue grew $434 million or 11%, due to growth in both Premier product support and consulting services.

Server and Tools operating income increased, primarily due to revenue growth, offset in part by higher cost of revenue and sales and marketing expenses. Cost of revenue grew $589 million or 15%, reflecting a $269 million increase in headcount-related expenses and a $169 million increase in datacenter expenses. Headcount-related expenses increased due mainly to higher Enterprise Services headcount supporting revenue growth, while datacenter expenses grew primarily to support our online services offerings. Sales and marketing expenses grew $160 million or 3%, reflecting increased fees paid to third-party enterprise software advisors and corporate sales and marketing activities.

Fiscal year 2012 compared with fiscal year 2011

Server and Tools revenue increased in both product sales and Enterprise Services. Product revenue increased $1.4 billion or 11%, driven primarily by growth in SQL Server, Windows Server, and System Center, reflecting continued adoption of the Windows platform. Enterprise Services revenue grew $585 million or 17%, due to growth in both Premier product support and consulting services.

Server and Tools operating income increased primarily due to revenue growth, offset in part by higher costs of providing products and services and increased sales and marketing expenses. Cost of revenue increased $678 million or 22%, primarily reflecting higher Enterprise Services headcount-related expenses. Sales and marketing expenses grew $154 million or 3%, reflecting increased corporate marketing activities.

Online Services Division

(In millions, except percentages)	2013	2012	2011	Percentage Change 2013 Versus 2012	Percentage Change 2012 Versus 2011

Revenue	$3,201	$2,867	$2,607	12%	10%
Operating loss	$(1,281)	$(8,125)	$(2,657)	*	*

*	Not meaningful

Online Services Division (“OSD”) develops and markets information and content designed to help people simplify tasks and make more informed decisions online, and help advertisers connect with audiences. OSD offerings include Bing, Bing Ads, and MSN. Bing and MSN generate revenue through the sale of search and display advertising, accounting for nearly all of OSD’s revenue.

PART II

Item 7

Fiscal year 2013 compared with fiscal year 2012

Online advertising revenue grew $409 million or 16% to $3.0 billion, reflecting an increase in search advertising revenue, offset in part by a decrease in display advertising revenue. Search revenue grew primarily due to increased revenue per search, resulting from ongoing improvements in ad products, while display advertising revenue decreased primarily due to industry-wide market pressure.

OSD’s operating loss decreased, primarily due to the prior year goodwill impairment charge of $6.2 billion. Operating loss was further reduced by higher revenue and lower cost of revenue and operating expenses. Cost of revenue decreased $302 million or 12%, driven by a $271 million decrease in traffic acquisition costs as well as lower Yahoo! reimbursement costs. Sales and marketing expenses were $120 million or 15% lower, due mainly to decreased corporate sales and marketing activities. Research and development costs increased $94 million or 7%, due primarily to higher headcount-related expenses resulting mainly from increased headcount.

Fiscal year 2012 compared with fiscal year 2011

Online advertising revenue grew $317 million or 14% to $2.6 billion, reflecting continued growth in search advertising revenue, offset in part by decreased display advertising revenue. Search revenue grew due to increased revenue per search, increased volumes reflecting general market growth, and share gains in the U.S. According to third-party sources, Bing organic U.S. market share for the month of June 2012 was approximately 16%, and grew 120 basis points year over year. Bing-powered U.S. market share, including Yahoo! properties, was approximately 26% for the month of June 2012, down 100 basis points year over year.

OSD’s fiscal year 2012 operating loss reflects a goodwill impairment charge of $6.2 billion, which we recorded as a result of our annual goodwill impairment test in the fourth quarter. The non-cash, non-tax-deductible charge related mainly to goodwill acquired through our 2007 acquisition of aQuantive, Inc. Excluding the $6.2 billion goodwill impairment charge, OSD’s operating loss was reduced by higher revenue and lower sales and marketing expenses and cost of revenue. Sales and marketing expenses decreased $321 million or 29%, due mainly to lower marketing spend. Cost of revenue decreased $208 million, driven by lower Yahoo! reimbursement costs, amortization, and online operating costs.

Microsoft Business Division

(In millions, except percentages)	2013	2012	2011	Percentage Change 2013 Versus 2012	Percentage Change 2012 Versus 2011

Revenue	$24,724	$24,111	$22,607	3%	7%
Operating income	$16,194	$15,832	$14,678	2%	8%

Microsoft Business Division (“MBD”) develops and markets software and online services designed to increase personal, team, and organization productivity. MBD offerings include the Microsoft Office system (“Office,” comprising mainly the core Office product set, Office 365, SharePoint, Exchange, and Lync), which generates over 90% of MBD revenue, and Microsoft Dynamics business solutions. The general availability of the new Office started on January 29, 2013.

We evaluate MBD results based upon the nature of the end user in two primary parts: business revenue and consumer revenue. Business revenue includes Office revenue generated through subscription and volume licensing agreements with software assurance, license-only agreements for Office, and Microsoft Dynamics revenue. Consumer revenue includes revenue from retail packaged product sales and OEM revenue.

Fiscal year 2013 compared with fiscal year 2012

MBD revenue increased reflecting growth in business revenue, partially offset by a decline in consumer revenue. Business revenue increased $1.2 billion or 6%, which reflects 11% growth in Office revenue from subscriptions and

PART II

Item 7

volume licensing agreements with software assurance, and a 12% increase in Microsoft Dynamics revenue, offset in part by a 9% decrease in Office license-only revenue. Consumer revenue decreased $582 million or 13%, primarily driven by the impact on revenue of a decline in the x86 PC market.

MBD revenue for the year ended June 30, 2013 included an unfavorable foreign currency impact of $475 million.

MBD operating income increased, primarily due to revenue growth, offset in part by higher sales and marketing expenses and cost of revenue. Sales and marketing expenses grew $185 million or 5%, primarily due to higher advertising expenses, fees paid to third-party software advisors, and increased cross-platform marketing activities. Cost of revenue grew $108 million or 6%, primarily due to an increase in online operation and support costs.

Fiscal year 2012 compared with fiscal year 2011

MBD revenue increased primarily reflecting sales of Office. Business revenue increased $1.7 billion or 9%, primarily reflecting growth in multi-year volume licensing revenue, licensing of Office to transactional business customers, and a 9% increase in Microsoft Dynamics revenue. Consumer revenue decreased $193 million or 4% due to the recognition of $254 million of revenue in the prior year associated with the 2010 Office Upgrade Offer. Excluding the fiscal year 2011 impact associated with the 2010 Office Upgrade Offer, consumer revenue increased $61 million, driven by increased sales of Office.

MBD revenue for the year ended June 30, 2012 included a favorable foreign currency impact of $506 million.

MBD operating income increased, primarily due to revenue growth, offset in part by higher cost of revenue and research and development expenses. Cost of revenue increased $278 million or 17%, primarily due to higher online operation and support costs. Research and development expenses increased, due mainly to an increase in headcount-related expenses.

Entertainment and Devices Division

(In millions, except percentages)	2013	2012	2011	Percentage Change 2013 Versus 2012	Percentage Change 2012 Versus 2011

Revenue	$10,165	$9,599	$8,915	6%	8%
Operating income	$848	$380	$1,261	123%	(70)%

Entertainment and Devices Division (“EDD”) develops and markets products and services designed to entertain and connect people. EDD offerings include the Xbox entertainment platform (which includes the Xbox 360 gaming and entertainment console, Kinect for Xbox 360, Xbox 360 video games, Xbox LIVE, and Xbox 360 accessories), Skype, and Windows Phone, including related patent licensing revenue. We acquired Skype on October 13, 2011, and its results of operations from that date are reflected in our results discussed below. In June 2013, we announced that we expect our next generation console, Xbox One, to be available for purchase in the second quarter of fiscal year 2014.

Fiscal year 2013 compared with fiscal year 2012

EDD revenue increased, due to higher Windows Phone and Skype revenue, offset in part by lower Xbox 360 platform revenue. Windows Phone revenue increased $1.2 billion, including an increase in patent licensing revenue and sales of Windows Phone licenses. Skype revenue increased, due primarily to including a full year of results in fiscal year 2013. Xbox 360 platform revenue decreased $950 million or 12%, due mainly to lower volumes of consoles sold, offset in part by higher Xbox LIVE revenue. We shipped 9.8 million Xbox 360 consoles during fiscal year 2013, compared with 13.0 million Xbox 360 consoles during fiscal year 2012.

EDD operating income increased, primarily due to revenue growth and lower cost of revenue, offset in part by higher operating expenses. Sales and marketing expenses decreased $176 million or 16%, reflecting a $248 million

PART II

Item 7

decrease in Xbox 360 platform marketing. Cost of revenue decreased $143 million or 2%, due mainly to a $1.0 billion decrease in manufacturing and distribution costs associated with lower volumes of Xbox 360 consoles sold, offset in part by a $375 million increase in expenses for payments made to Nokia related to joint strategic initiatives and a $273 million increase in royalties on Xbox LIVE content. Research and development expenses increased $432 million or 28%, reflecting $246 million higher headcount-related expenses, resulting mainly from increased headcount in connection with the Xbox platform and Skype.

Fiscal year 2012 compared with fiscal year 2011

EDD revenue increased primarily reflecting Skype and Windows Phone revenue, offset in part by lower Xbox 360 platform revenue. Xbox 360 platform revenue decreased $107 million, due mainly to decreased volumes of Kinect for Xbox 360 sold and lower video game revenue, offset in part by higher Xbox LIVE revenue. We shipped 13.0 million Xbox 360 consoles during fiscal year 2012, compared with 13.7 million Xbox 360 consoles during fiscal year 2011. Video game revenue decreased due to strong sales of Halo Reach in the prior year.

EDD operating income decreased reflecting higher cost of revenue and operating expenses, offset in part by revenue growth. Cost of revenue grew $896 million or 16%, primarily due to changes in the mix of products and services sold and payments made to Nokia related to joint strategic initiatives. Research and development expenses increased $366 million or 31%, primarily reflecting higher headcount-related expenses. Sales and marketing expenses increased $242 million or 27%, primarily reflecting the inclusion of Skype expenses.

Corporate-Level Activity

(In millions, except percentages)	2013	2012	2011	Percentage Change 2013 Versus 2012	Percentage Change 2012 Versus 2011

Corporate-level activity	$(6,665)	$(5,114)	$(4,506)	(30)%	(13)%

Certain corporate-level activity is not allocated to our segments, including costs of: broad-based sales and marketing; product support services; human resources; legal; finance; information technology; corporate development and procurement activities; research and development; costs of operating our retail stores; and legal settlements and contingencies.

Fiscal year 2013 compared with fiscal year 2012

Corporate-level expenses increased, primarily due to higher legal charges from the European Commission fine of €561 million (approximately $733 million) for failure to comply with our 2009 agreement to display a “Browser Choice Screen” on Windows PCs where Internet Explorer is the default browser (the “EU fine”). Corporate-level expenses also grew due to a $350 million increase in retail stores expenses and $287 million higher intellectual property licensing costs.

Fiscal year 2012 compared with fiscal year 2011

Corporate-level expenses increased due mainly to full year Puerto Rican excise taxes, higher headcount-related expenses, and changes in foreign currency exchange rates. These increases were offset in part by lower legal charges, which were $56 million in fiscal year 2012 compared with $332 million in fiscal year 2011.

COST OF REVENUE

Cost of Revenue

(In millions, except percentages)	2013	2012	2011	Percentage Change 2013 Versus 2012	Percentage Change 2012 Versus 2011

Cost of revenue	$20,249	$17,530	$15,577	16%	13%
As a percent of revenue	26%	24%	22%	2ppt	2ppt

PART II

Item 7

Cost of revenue includes: manufacturing and distribution costs for products sold, including Xbox and Surface, and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our websites, and to acquire online advertising space (“traffic acquisition costs”); costs incurred to support and maintain internet-based products and services, including datacenter costs and royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs.

Fiscal year 2013 compared with fiscal year 2012

Cost of revenue increased, reflecting $1.6 billion in product costs associated with Surface and Windows 8, including a charge for Surface RT inventory adjustments of approximately $900 million, $578 million higher headcount-related expenses, a $375 million increase in expenses for payments to Nokia related to joint strategic initiatives, $287 million higher intellectual property licensing costs, a $273 million increase in royalties on Xbox LIVE content, and a $152 million increase in retail store expenses, offset in part by a $1.0 billion decrease in manufacturing and distribution costs associated with lower volumes of Xbox 360 consoles sold and a $431 million decrease in traffic acquisition costs.

Fiscal year 2012 compared with fiscal year 2011

Cost of revenue increased reflecting higher headcount-related expenses, payments made to Nokia, and changes in the mix of products and services sold. Headcount-related expenses increased 20%, primarily related to increased Enterprise Services headcount.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2013	2012	2011	Percentage Change 2013 Versus 2012	Percentage Change 2012 Versus 2011

Research and development	$10,411	$9,811	$9,043	6%	8%
As a percent of revenue	13%	13%	13%	0ppt	0ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Fiscal year 2013 compared with fiscal year 2012

Research and development expenses increased, reflecting a $460 million or 6% increase in headcount-related expenses, largely related to the Entertainment and Devices Division.

Fiscal year 2012 compared with fiscal year 2011

Research and development expenses increased, primarily reflecting a 10% increase in headcount-related expenses.

Sales and Marketing

(In millions, except percentages)	2013	2012	2011	Percentage Change 2013 Versus 2012	Percentage Change 2012 Versus 2011

Sales and marketing	$15,276	$13,857	$13,940	10%	(1)%
As a percent of revenue	20%	19%	20%	1ppt	(1)ppt

PART II

Item 7

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal year 2013 compared with fiscal year 2012

Sales and marketing expenses grew, reflecting an $898 million increase in advertising costs associated primarily with Windows 8 and Surface, $181 million higher fees paid to third-party software advisors, and a $145 million or 2% increase in headcount-related expenses.

Fiscal year 2012 compared with fiscal year 2011

Sales and marketing expenses decreased slightly, primarily reflecting decreased advertising and marketing of the Xbox 360 platform, Windows Phone, and Bing, offset in part by a 5% increase in headcount-related expenses.

General and Administrative

(In millions, except percentages)	2013	2012	2011	Percentage Change 2013 Versus 2012	Percentage Change 2012 Versus 2011

General and administrative	$5,149	$4,569	$4,222	13%	8%
As a percent of revenue	7%	6%	6%	1ppt	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Fiscal year 2013 compared with fiscal year 2012

General and administrative expenses increased due to higher legal charges from the EU fine.

Fiscal year 2012 compared with fiscal year 2011

General and administrative expenses increased, primarily due to a 10% increase in headcount-related expenses and a full year of Puerto Rican excise taxes, offset in part by a decrease in legal charges.

Goodwill Impairment

We test goodwill for impairment annually on May 1 at the reporting unit level using a fair value approach. No impairment of goodwill was identified as of May 1, 2013. Our goodwill impairment test as of May 1, 2012, indicated that OSD’s carrying value exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $6.2 billion during the three months ended June 30, 2012, reducing OSD’s goodwill from $6.4 billion to $223 million.

PART II

Item 7

OTHER INCOME (EXPENSE) AND INCOME TAXES

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions)

Year Ended June 30,	2013	2012	2011

Dividends and interest income	$677	$800	$900
Interest expense	(429)	(380)	(295)
Net recognized gains on investments	116	564	439
Net losses on derivatives	(196)	(364)	(77)
Net losses on foreign currency remeasurements	(74)	(117)	(26)
Other	194	1	(31)

Total	$288	$504	$910

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

Fiscal year 2013 compared with fiscal year 2012

Dividends and interest income decreased due to lower yields on our fixed-income investments, offset in part by higher average portfolio investment balances. Net recognized gains on investments decreased primarily due to lower gains on sales of equity and fixed-income securities and a gain recognized on the partial sale of our Facebook holding in the prior year, offset in part by lower other-than-temporary impairments. Other-than-temporary impairments were $208 million in fiscal year 2013, compared with $298 million in fiscal year 2012. Net losses on derivatives decreased due to gains on equity derivatives in the current fiscal year as compared with losses in the prior fiscal year, and lower losses on commodity and foreign exchange derivatives as compared to the prior fiscal year, offset in part by losses on interest-rate derivatives in the current fiscal year as compared to gains in the prior fiscal year. For the current year, other reflects recognized gains on divestitures, including the gain recognized upon the divestiture of our 50% share in the MSNBC joint venture.

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

PART II

Item 7

Income Taxes

Fiscal year 2013 compared with fiscal year 2012

Our effective tax rate for fiscal years 2013 and 2012 was approximately 19% and 24%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

Our fiscal year 2013 effective rate decreased by 5% from fiscal year 2012 mainly due to a nonrecurring $6.2 billion non-tax deductible goodwill impairment charge that was recorded in fiscal year 2012. The goodwill impairment charge increased our effective tax rate by 10% in fiscal year 2012. In addition, in fiscal years 2013 and 2012, we recognized a reduction of 18% and 21%, respectively, to the effective tax rate due to foreign earnings taxed at lower rates. The decrease in our effective tax rate for fiscal year 2013 was primarily offset by a 1% increase related to the EU fine, which is not tax deductible.

Changes in the mix of income before income taxes between the U.S. and foreign countries also impacted our effective tax rates and resulted primarily from changes in the geographic distribution of and changes in consumer demand for our products and services. As discussed above, Windows Division operating income declined $2.1 billion in fiscal year 2013, while MBD and Server and Tools operating income increased $362 million and $929 million, respectively, during this same period. We supply Windows, our primary Windows Division product, to customers through our U.S. regional operating center, while we supply the Microsoft Office System, our primary MBD product, and our Server and Tools products to customers through our foreign regional operations centers. In fiscal years 2013 and 2012, our U.S. income before income taxes was $6.7 billion and $1.6 billion, respectively, and comprised 25% and 7%, respectively, of our income before income taxes. In fiscal years 2013 and 2012, the foreign income before income taxes was $20.4 billion and $20.7 billion, respectively, and comprised 75% and 93%, respectively, of our income before income taxes. The primary driver for the increase in the U.S. income before income tax in fiscal year 2013 was the goodwill impairment charge recorded during the prior year.

Tax contingencies and other tax liabilities were $9.4 billion and $7.6 billion as of June 30, 2013 and 2012, respectively, and are included in other long-term liabilities. This increase relates primarily to transfer pricing, including transfer pricing developments in certain foreign tax jurisdictions, primarily Denmark. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of June 30, 2013, the primary unresolved issue relates to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months because we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2012.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2012, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

Fiscal year 2012 compared with fiscal year 2011

Our effective tax rates for fiscal years 2012 and 2011 were approximately 24% and 18%, respectively. Our effective tax rates were lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

Our fiscal year 2012 effective rate increased by 6% from fiscal year 2011 mainly due to a nonrecurring $6.2 billion non-tax deductible goodwill impairment charge that was recorded in the fourth quarter of 2012. The goodwill impairment charge increased our effective tax rate by 10%. In addition, in fiscal years 2012 and 2011, we recognized

PART II

Item 7

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

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $77.0 billion as of June 30, 2013, compared with $63.0 billion as of June 30, 2012. Equity and other investments were $10.8 billion as of June 30, 2013, compared with $9.8 billion as of June 30, 2012. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities. While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of June 30, 2013 does not contain material direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. Our gross exposures to our customers and investments in Portugal, Italy, Ireland, Greece, and Spain are individually and collectively not material.

Of the cash, cash equivalents, and short-term investments at June 30, 2013, approximately $69.6 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was approximately $880 million. As of June 30, 2013, approximately 87% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 4% were invested in corporate notes and bonds of U.S. companies, and 2% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of

PART II

Item 7

the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $645 million as of June 30, 2013. Our average and maximum securities lending payable balances for the fiscal year were $494 million and $1.4 billion, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

Cash Flows

Fiscal year 2013 compared with fiscal year 2012

Cash flows from operations decreased $2.8 billion during the current fiscal year to $28.8 billion, due mainly to changes in working capital, including increases in inventory and other current assets. Cash used for financing decreased $1.3 billion to $8.1 billion, due mainly to a $3.5 billion increase in proceeds from issuances of debt, net of repayments, offset in part by a $1.1 billion increase in dividends paid and a $982 million decrease in proceeds from the issuance of common stock. Cash used in investing decreased $975 million to $23.8 billion, due mainly to an $8.5 billion decrease in cash used for acquisitions of companies and purchases of intangible and other assets, offset in part by a $5.8 billion increase in cash used for net investment purchases, maturities, and sales and a $2.0 billion increase in cash used for additions to property and equipment.

Fiscal year 2012 compared with fiscal year 2011

Cash flows from operations increased $4.6 billion during fiscal year 2012 to $31.6 billion, due mainly to increased revenue and cash collections from customers. Cash used for financing increased $1.0 billion to $9.4 billion, due mainly to a $6.0 billion net decrease in proceeds from issuances of debt and a $1.2 billion increase in dividends paid, offset in part by a $6.5 billion decrease in cash used for common stock repurchases. Cash used in investing increased $10.2 billion to $24.8 billion, due mainly to a $10.0 billion increase in acquisitions of businesses and purchases of intangible assets and a $1.4 billion decrease in cash from securities lending activities, partially offset by a $1.2 billion decrease in cash used for net purchases, maturities, and sales of investments.

PART II

Item 7

Debt

We issued debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt.

As of June 30, 2013, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $15.6 billion and $15.8 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $13.2 billion, respectively, as of June 30, 2012. These estimated fair values are based on Level 2 inputs.

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of June 30, 2013:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

September 27, 2013	$1,000	0.875%	1.000%
June 1, 2014	2,000	2.950%	3.049%
September 25, 2015	1,750	1.625%	1.795%
February 8, 2016	750	2.500%	2.642%
November 15, 2017 (a)	600	0.875%	1.084%
May 1, 2018 (b)	450	1.000%	1.106%
June 1, 2019	1,000	4.200%	4.379%
October 1, 2020	1,000	3.000%	3.137%
February 8, 2021	500	4.000%	4.082%
November 15, 2022 (a)	750	2.125%	2.239%
May 1, 2023 (b)	1,000	2.375%	2.465%
May 2, 2033 (c)	715	2.625%	2.690%
June 1, 2039	750	5.200%	5.240%
October 1, 2040	1,000	4.500%	4.567%
February 8, 2041	1,000	5.300%	5.361%
November 15, 2042 (a)	900	3.500%	3.571%
May 1, 2043 (b)	500	3.750%	3.829%

Total	$15,665

(a)	In November 2012, we issued $2.25 billion of debt securities.
(b)	In April 2013, we issued $1.95 billion of debt securities.
(c)	In April 2013, we issued €550 million of debt securities.

Interest on the notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of June 30, 2013, the aggregate unamortized discount for our long-term debt, including the current portion, was $65 million.

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

PART II

Item 7

Convertible Debt

In June 2013, we paid cash of $1.25 billion for the principal amount of our zero coupon convertible unsecured debt and elected to deliver cash for the $96 million excess obligation resulting from the conversion of the notes. Each $1,000 principal amount of notes was convertible into 30.68 shares of Microsoft common stock at a conversion price of $32.59 per share. As of June 30, 2012, the net carrying amount of the convertible debt and the unamortized discount were $1.2 billion and $19 million, respectively.

In connection with the issuance of the notes in 2010, we entered into capped call transactions with certain option counterparties with a strike price equal to the conversion price of the notes. Upon conversion of the notes in June 2013, we exercised the capped calls. The bulk of the capped calls were physically settled by acquiring 29 million shares of our own common stock for $938 million. The remaining capped calls were net cash settled for $24 million.

Credit Facility

In June 2013, we established a commercial paper program for the issuance and sale of up to $1.3 billion in commercial paper. As of June 30, 2013, we have not issued any commercial paper under this program.

In June 2013, we entered into a $1.3 billion credit facility, which will serve as a back-up for our commercial paper program. As of June 30, 2013, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreement. The credit facility expires on June 24, 2018. No amounts were drawn against the credit facility since its inception.

Unearned Revenue

Unearned revenue at June 30, 2013 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue at June 30, 2013 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions and prepaid points; OEM minimum commitments; Microsoft Dynamics business solutions products; Skype prepaid credits and subscriptions; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of June 30, 2013:

(In millions)

Three Months Ending,

September 30, 2013	$7,790
December 31, 2013	6,571
March 31, 2014	4,252
June 30, 2014	2,026
Thereafter	1,760

Total	$22,399

Share Repurchases

On September 22, 2008, we announced that our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013. As of June 30, 2013, approximately $3.6 billion remained of the $40.0 billion approved repurchase amount. The repurchase program may be suspended or discontinued at any time without notice.

PART II

Item 7

During the periods reported, we repurchased with cash resources: 158 million shares for $4.6 billion during fiscal year 2013; 142 million shares for $4.0 billion during fiscal year 2012; and 447 million shares for $11.5 billion during fiscal year 2011.

Dividends

During fiscal years 2013 and 2012, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

Fiscal Year 2013

September 18, 2012	$0.23	November 15, 2012	$1,933	December 13, 2012
November 28, 2012	$0.23	February 21, 2013	$1,925	March 14, 2013
March 11, 2013	$0.23	May 16, 2013	$1,921	June 13, 2013
June 12, 2013	$0.23	August 15, 2013	$1,916	September 12, 2013

Fiscal Year 2012

September 20, 2011	$0.20	November 17, 2011	$1,683	December 8, 2011
December 14, 2011	$0.20	February 16, 2012	$1,683	March 8, 2012
March 13, 2012	$0.20	May 17, 2012	$1,678	June 14, 2012
June 13, 2012	$0.20	August 16, 2012	$1,676	September 13, 2012

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

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2013:

(In millions)	2014	2015-2016	2017-2018	Thereafter	Total

Long-term debt: (a)
Principal payments	$3,000	$2,500	$1,050	$9,115	$15,665
Interest payments	459	776	693	4,940	6,868
Construction commitments (b)	694	0	0	0	694
Operating leases (c)	572	800	485	605	2,462
Purchase commitments (d)	13,752	934	258	83	15,027
Other long-term liabilities (e)	0	67	20	23	110

Total contractual obligations	$18,477	$5,077	$2,506	$14,766	$40,826

(a)	See Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(b)	These amounts represent commitments for the construction of buildings, building improvements, and leasehold improvements.
(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable facilities leases.
(d)	These amounts represent purchase commitments, including all open purchase orders and all contracts that are take-or-pay contracts that are not presented as construction commitments above.

PART II

Item 7

(e)

We have excluded long-term tax contingencies, other tax liabilities, and deferred income taxes of $11.3 billion and other long-term contingent liabilities of $162 million (related to the antitrust and unfair competition class action lawsuits) from the amounts presented, as the amounts that will be settled in cash are not known and the timing of any payments is uncertain. We have also excluded unearned revenue and non-cash items.

Other Planned Uses of Capital

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities, data centers, and computer systems for research and development, sales and marketing, support, and administrative staff. We expect capital expenditures to increase in coming years in support of our cloud and devices strategy. We have operating leases for most U.S. and international sales and support offices and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

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

RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted this new guidance beginning July 1, 2012. Adoption of this new guidance did not have a material impact on our financial statements.

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

PART II

Item 7

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

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. The new guidance will be effective for us beginning July 1, 2013. Other than requiring additional disclosures, we do not anticipate material impacts on our financial statements upon adoption.

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

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of investment securities, goodwill, research and development costs, contingencies, income taxes, and inventories.

Revenue Recognition

Revenue recognition requires judgment, including whether a software arrangement includes multiple elements, and if so, whether the vendor-specific objective evidence (“VSOE”) of fair value exists for those elements. A portion of revenue may be recorded as unearned due to undelivered elements. Changes to the elements in a software arrangement, the ability to identify the VSOE for those elements, and the fair value of the respective elements could materially impact the amount of earned and unearned revenue. Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. Certain volume licensing arrangements include a perpetual license for current products combined with rights to receive unspecified future versions of software products (“Software Assurance”) and are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the coverage period.

Software updates are evaluated on a case-by-case basis to determine whether they meet the definition of an upgrade, which may require revenue to be deferred and recognized when the upgrade is delivered, or if it is determined that implied post-contract customer support (“PCS”) is being provided, revenue from the arrangement is deferred and recognized over the implied PCS term. If updates are determined to not meet the definition of an upgrade, revenue is generally recognized as products are shipped or made available.

Windows 8.1 will enable new hardware, further the integration with other Microsoft services and address customer issues with Windows 8, and will be provided to Windows 8 customers when available at no additional charge. We evaluated Windows 8.1 and determined that it did not meet the definition of an upgrade and thus have not deferred revenue related to this planned release.

PART II

Item 7

Windows 7 revenue was subject to deferral as a result of the Windows Upgrade Offer, which started June 2, 2012. The offer provided significantly discounted rights to purchase Windows 8 Pro to qualifying end-users that purchased Windows 7 PCs during the eligibility period. Microsoft was responsible for delivering Windows 8 Pro to the end customer. Accordingly, revenue related to the allocated discount for undelivered Windows 8 was deferred until it was delivered or the redemption period expired.

Microsoft Office system revenue was subject to deferral as a result of the Office Upgrade Offer, which started October 19, 2012. The Office Upgrade Offer allowed customers who purchased qualifying 2010 Microsoft Office system or Office for Mac 2011 products to receive, at no cost, a one-year subscription to Office 365 Home Premium or the equivalent version of 2013 Microsoft Office system upon general availability. Small business customers in applicable markets were also eligible for a three-month trial of Office 365 Small Business Premium. Accordingly, estimated revenue related to the undelivered 2013 Microsoft Office system and subscription services was deferred until the products and services were delivered or the redemption period expired.

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

PART II

Item 7

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

Inventories

Inventories are stated at average cost, subject to the lower of cost or market. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. These reviews include analysis of demand forecasts, product life cycle status, product development plans, current sales levels, pricing strategy, and component cost trends. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue. The determination of market value and the estimated volume of demand used in the lower of cost or market analysis require significant judgment.

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

Steven A. Ballmer
Chief Executive Officer

Amy E. Hood
Executive Vice President and Chief Financial Officer

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

PART II

Item 7A

The following table sets forth the one-day VaR for substantially all of our positions as of June 30, 2013 and 2012 and for the year ended June 30, 2013:

(In millions)

	June 30, 2013	June 30, 2012	Year Ended June 30, 2013

Risk Categories			Average	High	Low

Foreign currency	$199	$98	$215	$256	$90
Interest rate	$85	$71	$73	$86	$63
Equity	$181	$205	$198	$211	$178
Commodity	$19	$18	$20	$24	$18

Total one-day VaR for the combined risk categories was $350 million at June 30, 2013 and $292 million at June 30, 2012. The total VaR is 28% less at June 30, 2013, and 26% less at June 30, 2012, than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2013	2012	2011

Revenue	$77,849	$73,723	$69,943
Cost of revenue	20,249	17,530	15,577

Gross profit	57,600	56,193	54,366
Operating expenses:
Research and development	10,411	9,811	9,043
Sales and marketing	15,276	13,857	13,940
General and administrative	5,149	4,569	4,222
Goodwill impairment	0	6,193	0

Total operating expenses	30,836	34,430	27,205

Operating income	26,764	21,763	27,161
Other income	288	504	910

Income before income taxes	27,052	22,267	28,071
Provision for income taxes	5,189	5,289	4,921

Net income	$21,863	$16,978	$23,150

Earnings per share:
Basic	$2.61	$2.02	$2.73
Diluted	$2.58	$2.00	$2.69

Weighted average shares outstanding:
Basic	8,375	8,396	8,490
Diluted	8,470	8,506	8,593

Cash dividends declared per common share	$0.92	$0.80	$0.64

See accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2013	2012	2011

Net income	$21,863	$16,978	$23,150
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $(14), $137, and $(338))	(26)	255	(627)
Net unrealized gains (losses) on investments (net of tax effects of $195, $(210), and $567)	363	(390)	1,054
Translation adjustments and other (net of tax effects of $(8), $(165), and $205)	(16)	(306)	381

Other comprehensive income (loss)	321	(441)	808

Comprehensive income	$22,184	$16,537	$23,958

See accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2013	2012

Assets
Current assets:
Cash and cash equivalents	$3,804	$6,938
Short-term investments (including securities loaned of $579 and $785)	73,218	56,102

Total cash, cash equivalents, and short-term investments	77,022	63,040
Accounts receivable, net of allowance for doubtful accounts of $336 and $389	17,486	15,780
Inventories	1,938	1,137
Deferred income taxes	1,632	2,035
Other	3,388	3,092

Total current assets	101,466	85,084
Property and equipment, net of accumulated depreciation of $12,513 and $10,962	9,991	8,269
Equity and other investments	10,844	9,776
Goodwill	14,655	13,452
Intangible assets, net	3,083	3,170
Other long-term assets	2,392	1,520

Total assets	$142,431	$121,271

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,828	$4,175
Current portion of long-term debt	2,999	1,231
Accrued compensation	4,117	3,875
Income taxes	592	789
Short-term unearned revenue	20,639	18,653
Securities lending payable	645	814
Other	3,597	3,151

Total current liabilities	37,417	32,688
Long-term debt	12,601	10,713
Long-term unearned revenue	1,760	1,406
Deferred income taxes	1,709	1,893
Other long-term liabilities	10,000	8,208

Total liabilities	63,487	54,908

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 8,328 and 8,381	67,306	65,797
Retained earnings (deficit)	9,895	(856)
Accumulated other comprehensive income	1,743	1,422

Total stockholders’ equity	78,944	66,363

Total liabilities and stockholders’ equity	$142,431	$121,271

See accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2013	2012	2011

Operations
Net income	$21,863	$16,978	$23,150
Adjustments to reconcile net income to net cash from operations:
Goodwill impairment	0	6,193	0
Depreciation, amortization, and other	3,755	2,967	2,766
Stock-based compensation expense	2,406	2,244	2,166
Net recognized losses (gains) on investments and derivatives	80	(200)	(362)
Excess tax benefits from stock-based compensation	(209)	(93)	(17)
Deferred income taxes	(19)	954	2
Deferral of unearned revenue	44,253	36,104	31,227
Recognition of unearned revenue	(41,921)	(33,347)	(28,935)
Changes in operating assets and liabilities:
Accounts receivable	(1,807)	(1,156)	(1,451)
Inventories	(802)	184	(561)
Other current assets	(129)	493	(1,259)
Other long-term assets	(478)	(248)	62
Accounts payable	537	(31)	58
Other current liabilities	146	410	(1,146)
Other long-term liabilities	1,158	174	1,294

Net cash from operations	28,833	31,626	26,994

Financing
Short-term debt repayments, maturities of 90 days or less, net	0	0	(186)
Proceeds from issuance of debt	4,883	0	6,960
Repayments of debt	(1,346)	0	(814)
Common stock issued	931	1,913	2,422
Common stock repurchased	(5,360)	(5,029)	(11,555)
Common stock cash dividends paid	(7,455)	(6,385)	(5,180)
Excess tax benefits from stock-based compensation	209	93	17
Other	(10)	0	(40)

Net cash used in financing	(8,148)	(9,408)	(8,376)

Investing
Additions to property and equipment	(4,257)	(2,305)	(2,355)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(1,584)	(10,112)	(71)
Purchases of investments	(75,396)	(57,250)	(35,993)
Maturities of investments	5,130	15,575	6,897
Sales of investments	52,464	29,700	15,880
Securities lending payable	(168)	(394)	1,026

Net cash used in investing	(23,811)	(24,786)	(14,616)

Effect of exchange rates on cash and cash equivalents	(8)	(104)	103

Net change in cash and cash equivalents	(3,134)	(2,672)	4,105
Cash and cash equivalents, beginning of period	6,938	9,610	5,505

Cash and cash equivalents, end of period	$3,804	$6,938	$9,610

See accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30,	2013	2012	2011

Common stock and paid-in capital
Balance, beginning of period	$65,797	$63,415	$62,856
Common stock issued	920	1,924	2,422
Common stock repurchased	(2,014)	(1,714)	(3,738)
Stock-based compensation expense	2,406	2,244	2,166
Stock-based compensation income tax benefits (deficiencies)	190	(75)	(292)
Other, net	7	3	1

Balance, end of period	67,306	65,797	63,415

Retained earnings (deficit)
Balance, beginning of period	(856)	(8,195)	(17,736)
Net income	21,863	16,978	23,150
Common stock cash dividends	(7,694)	(6,721)	(5,394)
Common stock repurchased	(3,418)	(2,918)	(8,215)

Balance, end of period	9,895	(856)	(8,195)

Accumulated other comprehensive income
Balance, beginning of period	1,422	1,863	1,055
Other comprehensive income (loss)	321	(441)	808

Balance, end of period	1,743	1,422	1,863

Total stockholders’ equity	$78,944	$66,363	$57,083

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

Technology guarantee programs are accounted for as multiple element arrangements as customers receive free or significantly discounted rights to use upcoming new versions of a software product if they license existing versions of the product during the eligibility period. Revenue is allocated between the existing product and the new product, and revenue allocated to the new product is deferred until that version is delivered. The revenue allocation is based on the vendor-specific objective evidence (“VSOE”) of fair value of the products. The VSOE of fair value for upcoming new products are based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the near future at the price set by management.

PART II

Item 8

Software updates that will be provided free of charge are evaluated on a case-by-case basis to determine whether they meet the definition of an upgrade and create a multiple element arrangement, which may require revenue to be deferred and recognized when the upgrade is delivered, or if it is determined that implied post-contract customer support (“PCS”) is being provided, the arrangement is accounted for as a multiple element arrangement and all revenue from the arrangement is deferred and recognized over the implied PCS term when the VSOE of fair value does not exist. If updates are determined to not meet the definition of an upgrade, revenue is generally recognized as products are shipped or made available. Windows 8.1 will enable new hardware, further the integration with other Microsoft services and fix some of the customer issues with Windows 8, and will be provided to Windows 8 customers when available at no additional charge. We evaluated Windows 8.1 and determined that it did not meet the definition of an upgrade and thus have not deferred revenue related to this planned release.

Certain volume licensing arrangements include a perpetual license for current products combined with rights to receive unspecified future versions of software products (“Software Assurance”), which we have determined are additional software products and are therefore accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the coverage period. Arrangements that include term based licenses for current products with the right to use unspecified future versions of the software during the coverage period, are also accounted for as subscriptions, with revenue recognized ratably over the coverage period.

Revenue from cloud-based services arrangements that allow for the use of a hosted software product or service over a contractually determined period of time without taking possession of software are accounted for as subscriptions with billings recorded as unearned revenue and recognized as revenue ratably over the coverage period beginning on the date the service is made available to customers. Revenue from cloud-based services arrangements that are provided on a consumption basis (for example, the amount of storage used in a particular period) is recognized commensurate with the customer utilization of such resources.

Some volume licensing arrangements include time-based subscriptions for cloud-based services and software offerings that are accounted for as subscriptions. These arrangements are considered multiple element arrangements. However, because all elements are accounted for as subscriptions and have the same coverage period and delivery pattern, they have the same revenue recognition timing.

Revenue related to Surface, our Xbox 360 gaming and entertainment console, Kinect for Xbox 360, games published by us, and other hardware components is generally recognized when ownership is transferred to the resellers or end customers when selling directly through Microsoft Stores. Revenue related to games published by third parties for use on the Xbox 360 platform is recognized when games are manufactured by the game publishers.

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

Cost of Revenue

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our websites, and to acquire online advertising space (“traffic acquisition costs”); costs incurred to support and maintain Internet-based products and services, including datacenter costs and royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs. Capitalized research and development costs are amortized over the estimated lives of the products.

PART II

Item 8

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

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $2.6 billion, $1.6 billion, and $1.9 billion in fiscal years 2013, 2012, and 2011, respectively.

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

PART II

Item 8

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

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, mortgage-backed securities, U.S. agency securities, certificates of deposit, and foreign government bonds. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 assets primarily comprise investments in certain corporate bonds and goodwill when it is recorded at fair value due to an impairment charge. We value the Level 3 corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, and volatilities. In certain cases, market-based observable inputs are not available and we use management judgment to develop assumptions to determine fair value for these derivatives. Unobservable inputs used in all of these models are significant to the fair values of the assets and liabilities.

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

PART II

Item 8

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

PART II

Item 8

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2013	2012	2011

Balance, beginning of period	$389	$333	$375
Charged to costs and other	4	115	14
Write-offs	(57)	(59)	(56)

Balance, end of period	$336	$389	$333

Inventories

Inventories are stated at average cost, subject to the lower of cost or market. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue.

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

Recent Accounting Guidance

Recently adopted accounting guidance

In September 2011, the Financial Accounting Standards Board (“FASB”) issued guidance on testing goodwill for impairment. The new guidance provides an entity the option to first perform a qualitative assessment to determine whether it is more likely than not that the fair value of a reporting unit is less than its carrying amount. If an entity determines that this is the case, it is required to perform the two-step goodwill impairment test to identify potential goodwill impairment and measure the amount of goodwill impairment loss to be recognized for that reporting unit (if any). If an entity determines that the fair value of a reporting unit is greater than its carrying amount, the two-step goodwill impairment test is not required. We adopted this new guidance beginning July 1, 2012. Adoption of this new guidance did not have a material impact on our financial statements.

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

The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)

Year Ended June 30,	2013	2012	2011

Net income available for common shareholders (A)	$21,863	$16,978	$23,150

Weighted average outstanding shares of common stock (B)	8,375	8,396	8,490
Dilutive effect of stock-based awards	95	110	103

Common stock and common stock equivalents (C)	8,470	8,506	8,593

Earnings Per Share

Basic (A/B)	$2.61	$2.02	$2.73
Diluted (A/C)	$2.58	$2.00	$2.69

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART II

Item 8

NOTE 3 — OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)

Year Ended June 30,	2013	2012	2011

Dividends and interest income	$677	$800	$900
Interest expense	(429)	(380)	(295)
Net recognized gains on investments	116	564	439
Net losses on derivatives	(196)	(364)	(77)
Net losses on foreign currency remeasurements	(74)	(117)	(26)
Other	194	1	(31)

Total	$288	$504	$910

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)

Year Ended June 30,	2013	2012	2011

Other-than-temporary impairments of investments	$(208)	$(298)	$(80)
Realized gains from sales of available-for-sale securities	489	1,418	734
Realized losses from sales of available-for-sale securities	(165)	(556)	(215)

Total	$116	$564	$439

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2013

Cash	$1,967	$0	$0	$1,967	$1,967	$0	$0
Mutual funds	868	0	0	868	868	0	0
Commercial paper	603	0	0	603	214	389	0
Certificates of deposit	994	0	0	994	609	385	0
U.S. government and agency securities	64,934	47	(84)	64,897	146	64,751	0
Foreign government bonds	900	16	(41)	875	0	875	0
Mortgage-backed securities	1,258	43	(13)	1,288	0	1,288	0
Corporate notes and bonds	4,993	169	(40)	5,122	0	5,122	0
Municipal securities	350	36	(1)	385	0	385	0
Common and preferred stock	6,931	2,938	(281)	9,588	0	0	9,588
Other investments	1,279	0	0	1,279	0	23	1,256

Total	$85,077	$3,249	$(460)	$87,866	$3,804	$73,218	$10,844

PART II

Item 8

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2012

Cash	$2,019	$0	$0	$2,019	$2,019	$0	$0
Mutual funds	820	0	0	820	820	0	0
Commercial paper	96	0	0	96	96	0	0
Certificates of deposit	744	0	0	744	342	402	0
U.S. government and agency securities	47,178	130	(2)	47,306	561	46,745	0
Foreign government bonds	1,741	18	(29)	1,730	575	1,155	0
Mortgage-backed securities	1,816	82	(2)	1,896	0	1,896	0
Corporate notes and bonds	7,799	224	(15)	8,008	2,525	5,483	0
Municipal securities	358	58	(0)	416	0	416	0
Common and preferred stock	6,965	2,204	(436)	8,733	0	0	8,733
Other investments	1,048	0	0	1,048	0	5	1,043

Total	$70,584	$2,716	$(484)	$72,816	$6,938	$56,102	$9,776

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2013

U.S. government and agency securities	$2,208	$(84)	$0	$0	$2,208	$(84)
Foreign government bonds	589	(18)	69	(23)	658	(41)
Mortgage-backed securities	357	(12)	39	(1)	396	(13)
Corporate notes and bonds	1,142	(38)	27	(2)	1,169	(40)
Municipal securities	44	(1)	0	0	44	(1)
Common and preferred stock	1,166	(168)	409	(113)	1,575	(281)

Total	$5,506	$(321)	$544	$(139)	$6,050	$(460)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2012

U.S. government and agency securities	$44	$(2)	$0	$0	$44	$(2)
Foreign government bonds	657	(27)	12	(2)	669	(29)
Mortgage-backed securities	53	0	48	(2)	101	(2)
Corporate notes and bonds	640	(11)	70	(4)	710	(15)
Common and preferred stock	2,135	(329)	305	(107)	2,440	(436)

Total	$3,529	$(369)	$435	$(115)	$3,964	$(484)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2013.

PART II

Item 8

At June 30, 2013 and 2012, the recorded bases of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $395 million and $313 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

June 30, 2013

Due in one year or less	$26,386	$26,412
Due after one year through five years	42,343	42,400
Due after five years through 10 years	3,293	3,303
Due after 10 years	2,010	2,049

Total	$74,032	$74,164

NOTE 5 — DERIVATIVES

We use derivative instruments to manage risks related to foreign currencies, equity prices, interest rates, and credit; to enhance investment returns; and to facilitate portfolio diversification. Our objectives for holding derivatives include reducing, eliminating, and efficiently managing the economic impact of these exposures as effectively as possible.

Our derivative programs include strategies that both qualify and do not qualify for hedge accounting treatment. All notional amounts presented below are measured in U.S. dollar equivalents.

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of June 30, 2013 and June 30, 2012, the total notional amounts of these foreign exchange contracts sold were $5.1 billion and $6.7 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of June 30, 2013 and June 30, 2012, the total notional amounts of these foreign exchange contracts sold were $407 million and $1.3 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of June 30, 2013, the total notional amounts of these foreign exchange contracts purchased and sold were $5.0 billion and $7.9 billion, respectively. As of June 30, 2012, the total notional amounts of these foreign exchange contracts purchased and sold were $3.6 billion and $7.3 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of June 30, 2013, the total notional amounts of designated and non-designated equity contracts

PART II

Item 8

purchased and sold were $898 million and $1.0 billion, respectively. As of June 30, 2012, the total notional amounts of designated and non-designated equity contracts purchased and sold were $1.4 billion and $982 million, respectively.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of June 30, 2013, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.1 billion and $809 million, respectively. As of June 30, 2012, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.2 billion and $1.9 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of June 30, 2013 and 2012, the total notional derivative amounts of mortgage contracts purchased were $1.2 billion and $1.1 billion, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low cost method of managing exposure to individual credit risks or groups of credit risks. As of June 30, 2013, the total notional amounts of credit contracts purchased and sold were $377 million and $501 million, respectively. As of June 30, 2012, the total notional amounts of credit contracts purchased and sold were $318 million and $456 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of June 30, 2013, the total notional amounts of commodity contracts purchased and sold were $1.2 billion and $249 million, respectively. As of June 30, 2012, the total notional amounts of commodity contracts purchased and sold were $1.5 billion and $445 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2013, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2013

Assets

Non-designated hedge derivatives:
Short-term investments	$41	$157	$18	$19	$3	$238
Other current assets	87	0	0	0	0	87

Total	$128	$157	$18	$19	$3	$325
Designated hedge derivatives:
Short-term investments	$9	$0	$0	$0	$0	$9
Other current assets	167	0	0	0	0	167

Total	$176	$0	$0	$0	$0	$176

Total assets	$304	$157	$18	$19	$3	$501

Liabilities

Non-designated hedge derivatives:
Other current liabilities	$(63)	$(9)	$(45)	$(17)	$(1)	$(135)
Designated hedge derivatives:
Other current liabilities	$0	$0	$0	$0	$0	$0

Total liabilities	$(63)	$(9)	$(45)	$(17)	$(1)	$(135)

(In millions)	Foreign Exchange Contracts	Equity Contracts	Interest Rate Contracts	Credit Contracts	Commodity Contracts	Total Derivatives

June 30, 2012

Assets

Non-designated hedge derivatives:
Short-term investments	$14	$162	$10	$26	$3	$215
Other current assets	85	0	0	0	0	85

Total	$99	$162	$10	$26	$3	$300
Designated hedge derivatives:
Short-term investments	$6	$0	$0	$0	$0	$6
Other current assets	177	0	0	0	0	177

Total	$183	$0	$0	$0	$0	$183

Total assets	$282	$162	$10	$26	$3	$483

Liabilities

Non-designated hedge derivatives:
Other current liabilities	$(84)	$(19)	$(17)	$(21)	$0	$(141)
Designated hedge derivatives:
Other current liabilities	$(14)	$0	$0	$0	$0	$(14)

Total liabilities	$(98)	$(19)	$(17)	$(21)	$0	$(155)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART II

Item 8

Fair Value Hedge Gains (Losses)

We recognized in other income (expense) the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Year Ended June 30,	2013	2012	2011

Foreign Exchange Contracts

Derivatives	$70	$52	$(92)
Hedged items	(69)	(50)	85

Total	$1	$2	$(7)

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)

Year Ended June 30,	2013	2012	2011

Effective Portion

Gains (losses) recognized in OCI, net of tax effects of $54, $127 and $(340)	$101	$236	$(632)
Gains (losses) reclassified from AOCI into revenue	$195	$(27)	$(7)

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense)	$(168)	$(231)	$(276)

We estimate that $95 million of net derivative gains included in AOCI at June 30, 2013 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2013.

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

(In millions)

Year Ended June 30,	2013	2012	2011

Foreign exchange contracts	$18	$(119)	$(27)
Equity contracts	16	(85)	35
Interest-rate contracts	(11)	93	19
Credit contracts	(3)	(7)	24
Commodity contracts	(42)	(121)	148

Total	$(22)	$(239)	$199

PART II

Item 8

NOTE 6 — FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2013

Assets

Mutual funds	$868	$0	$0	$868	$0	$868
Commercial paper	0	603	0	603	0	603
Certificates of deposit	0	994	0	994	0	994
U.S. government and agency securities	62,237	2,664	0	64,901	0	64,901
Foreign government bonds	9	851	0	860	0	860
Mortgage-backed securities	0	1,311	0	1,311	0	1,311
Corporate notes and bonds	0	4,915	19	4,934	0	4,934
Municipal securities	0	385	0	385	0	385
Common and preferred stock	8,470	717	5	9,192	0	9,192
Derivatives	12	489	0	501	(81)	420

Total	$71,596	$12,929	$24	$84,549	$(81)	$84,468

Liabilities

Derivatives and other	$14	$121	$0	$135	$(80)	$55

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2012

Assets

Mutual funds	$820	$0	$0	$820	$0	$820
Commercial paper	0	96	0	96	0	96
Certificates of deposit	0	744	0	744	0	744
U.S. government and agency securities	42,291	5,019	0	47,310	0	47,310
Foreign government bonds	31	1,703	0	1,734	0	1,734
Mortgage-backed securities	0	1,892	0	1,892	0	1,892
Corporate notes and bonds	0	7,839	9	7,848	0	7,848
Municipal securities	0	416	0	416	0	416
Common and preferred stock	7,539	877	5	8,421	0	8,421
Derivatives	16	467	0	483	(141)	342

Total	$50,697	$19,053	$14	$69,764	$(141)	$69,623

Liabilities

Derivatives and other	$10	$145	$0	$155	$(139)	$16

(a)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

The changes in our Level 3 financial instruments that are measured at fair value on a recurring basis were immaterial during the periods presented.

PART II

Item 8

The following table reconciles the total Net Fair Value of assets above to the balance sheet presentation of these same assets in Note 4 – Investments.

(In millions)

June 30,	2013	2012

Net fair value of assets measured at fair value on a recurring basis	$84,468	$69,623
Cash	1,967	2,019
Common and preferred stock measured at fair value on a nonrecurring basis	395	313
Other investments measured at fair value on a nonrecurring basis	1,256	1,043
Less derivative net assets classified as other current assets	(213)	(185)
Other	(7)	3

Recorded basis of investment components	$87,866	$72,816

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2013 and 2012, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2013	2012

Raw materials	$328	$210
Work in process	201	96
Finished goods	1,409	831

Total	$1,938	$1,137

NOTE 8 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2013	2012

Land	$525	$528
Buildings and improvements	7,326	6,768
Leasehold improvements	2,946	2,550
Computer equipment and software	9,242	7,298
Furniture and equipment	2,465	2,087

Total, at cost	22,504	19,231
Accumulated depreciation	(12,513)	(10,962)

Total, net	$9,991	$8,269

During fiscal years 2013, 2012, and 2011, depreciation expense was $2.6 billion, $2.2 billion, and $2.0 billion, respectively.

PART II

Item 8

NOTE 9 — BUSINESS COMBINATIONS

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

Skype

On October 13, 2011, we acquired all of the issued and outstanding shares of Skype Global S.á r.l. (“Skype”), a leading global provider of software applications and related Internet communications products based in Luxembourg, for $8.6 billion, primarily in cash. The major classes of assets and liabilities to which we allocated the purchase price were goodwill of $7.1 billion, identifiable intangible assets of $1.6 billion, and unearned revenue of $222 million. The goodwill recognized in connection with the acquisition is primarily attributable to our expectation of extending Skype’s brand and the reach of its networked platform, while enhancing Microsoft’s existing portfolio of real-time communications products and services. We assigned the goodwill to the following segments: $4.2 billion to Entertainment and Devices Division, $2.8 billion to Microsoft Business Division, and $54 million to Online Services Division. Skype was consolidated into our results of operations starting on the acquisition date.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions)		Weighted Average Life

Marketing-related (trade names)	$1,249	15 years
Technology-based	275	5 years
Customer-related	114	5 years
Contract-based	10	4 years

Total	$1,648	13 years

Other

During fiscal year 2013, we completed 11 additional acquisitions for total consideration of $437 million, all of which was paid in cash. These entities have been included in our consolidated results of operations since their respective acquisition dates.

Pro forma results of operations have not been presented because the effects of the business combinations described in this Note, individually and in aggregate, were not material to our consolidated results of operations.

NOTE 10 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	Balance as of June 30, 2011	Acquisitions	Other	Balance as of June 30, 2012	Acquisitions	Other	Balance as of June 30, 2013

Windows Division	$89	$0	$0	$89	$12	$0	$101
Server and Tools	1,139	7	(2)	1,144	217	(3)	1,358
Online Services Division	6,373	54	(6,204)	223	0	(5)	218
Microsoft Business Division	4,167	2,843	(117)	6,893	987	(11)	7,869
Entertainment and Devices Division	813	4,294	(4)	5,103	27	(21)	5,109

Total	$12,581	$7,198	$(6,327)	$13,452	$1,243	$(40)	$14,655

PART II

Item 8

The measurement periods for purchase price allocations end as soon as information on the facts and circumstances becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill retroactive to the periods in which the acquisitions occurred.

Any change in the goodwill amounts resulting from foreign currency translations are presented as “other” in the above table. Also included within “other” are business dispositions and transfers between business segments due to reorganizations, as applicable. For fiscal year 2012, a $6.2 billion goodwill impairment charge was included in “other,” as discussed further below. This goodwill impairment charge also represented our accumulated goodwill impairment as of June 30, 2013 and 2012.

Goodwill Impairment

We test goodwill for impairment annually on May 1 at the reporting unit level using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital. We believe use of a discounted cash flow approach is the most reliable indicator of the fair values of the businesses.

No impairment of goodwill was identified as of May 1, 2013. Upon completion of the fiscal year 2012 test, OSD goodwill was determined to be impaired. The impairment was the result of the OSD unit experiencing slower than projected growth in search queries and search advertising revenue per query, slower growth in display revenue, and changes in the timing and implementation of certain initiatives designed to drive search and display revenue growth in the future.

Because our fiscal year 2012 annual test indicated that OSD’s carrying value exceeded its estimated fair value, a second phase of the goodwill impairment test (“Step 2”) was performed specific to OSD. Under Step 2, the fair value of all OSD assets and liabilities were estimated, including tangible assets, existing technology, trade names, and partner relationships for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. Assumptions used in measuring the value of these assets and liabilities included the discount rates, royalty rates, and obsolescence rates used in valuing the intangible assets, and pricing of comparable transactions in the market in valuing the tangible assets.

No other instances of impairment were identified in our May 1, 2012 test.

NOTE 11 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Year Ended June 30,			2013			2012

Technology-based (a)	$3,760	$(2,110)	$1,650	$3,550	$(1,899)	$1,651
Marketing-related	1,348	(211)	1,137	1,325	(136)	1,189
Contract-based	823	(688)	135	824	(644)	180
Customer-related	380	(219)	161	408	(258)	150

Total	$6,311	$(3,228)	$3,083	$6,107	$(2,937)	$3,170

(a)	Technology-based intangible assets included $218 million and $177 million as of June 30, 2013 and 2012, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

We estimate that we have no significant residual value related to our intangible assets. No material impairments of intangible assets were identified during any of the periods presented.

PART II

Item 8

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2013		2012

Technology-based	$539	4 years	$1,548	7 years
Marketing-related	39	7 years	1,249	15 years
Contract-based	0		115	7 years
Customer-related	89	6 years	114	5 years

Total	$667	5 years	$3,026	10 years

Intangible assets amortization expense was $739 million, $558 million, and $537 million for fiscal years 2013, 2012, and 2011, respectively. Amortization of capitalized software was $210 million, $117 million, and $114 million for fiscal years 2013, 2012, and 2011, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at June 30, 2013:

(In millions)

Year Ending June 30,

2014	$645
2015	454
2016	382
2017	281
2018	242
Thereafter	1,079

Total	$3,083

NOTE 12 — DEBT

As of June 30, 2013, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $15.6 billion and $15.8 billion, respectively. This is compared to a carrying value and estimated fair value of $11.9 billion and $13.2 billion, respectively, as of June 30, 2012. These estimated fair values are based on Level 2 inputs.

PART II

Item 8

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of June 30, 2013 and 2012:

Due Date	Face Value June 30, 2013	Face Value June 30, 2012	Stated Interest Rate	Effective Interest Rate

		(In millions)

Notes

September 27, 2013	$1,000	$1,000	0.875%	1.000%
June 1, 2014	2,000	2,000	2.950%	3.049%
September 25, 2015	1,750	1,750	1.625%	1.795%
February 8, 2016	750	750	2.500%	2.642%
November 15, 2017 (a)	600	*	0.875%	1.084%
May 1, 2018 (b)	450	*	1.000%	1.106%
June 1, 2019	1,000	1,000	4.200%	4.379%
October 1, 2020	1,000	1,000	3.000%	3.137%
February 8, 2021	500	500	4.000%	4.082%
November 15, 2022 (a)	750	*	2.125%	2.239%
May 1, 2023 (b)	1,000	*	2.375%	2.465%
May 2, 2033 (c)	715	*	2.625%	2.690%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042 (a)	900	*	3.500%	3.571%
May 1, 2043 (b)	500	*	3.750%	3.829%

Total	15,665	10,750

Convertible Debt

June 15, 2013	0	1,250	0.000%	1.849%

Total	$15,665	$12,000

(a)	In November 2012, we issued $2.25 billion of debt securities.
(b)	In April 2013, we issued $1.95 billion of debt securities.
(c)	In April 2013, we issued €550 million of debt securities.
*	Not applicable.

As of June 30, 2013 and 2012, the aggregate unamortized discount for our long-term debt, including the current portion, was $65 million and $56 million, respectively.

Notes

The Notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding.

Convertible Debt

In June 2013, we paid cash of $1.25 billion for the principal amount of our zero coupon convertible unsecured debt and elected to deliver cash for the $96 million excess obligation resulting from the conversion of the notes. Each $1,000 principal amount of notes was convertible into 30.68 shares of Microsoft common stock at a conversion price of $32.59 per share. As of June 30, 2012, the net carrying amount of the convertible debt and the unamortized discount were $1.2 billion and $19 million, respectively.

In connection with the issuance of the notes in 2010, we entered into capped call transactions with certain option counterparties with a strike price equal to the conversion price of the notes. Upon conversion of the notes in June

PART II

Item 8

2013, we exercised the capped calls. The bulk of the capped calls were physically settled by acquiring 29 million shares of our own common stock for $938 million. The remaining capped calls were net cash settled for $24 million.

Debt Service

Maturities of our long-term debt for each of the next five years and thereafter are as follows:

(In millions)

Year Ending June 30,

2014	$3,000
2015	0
2016	2,500
2017	0
2018	1,050
Thereafter	9,115

Total	$15,665

Interest on the notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. Cash paid for interest on our debt for fiscal years 2013, 2012, and 2011 was $371 million, $344 million, and $197 million, respectively.

Credit Facility

In June 2013, we established a commercial paper program for the issuance and sale of up to $1.3 billion in commercial paper. As of June 30, 2013, we have not issued any commercial paper under this program.

In June 2013, we entered into a $1.3 billion credit facility, which will serve as a back-up for our commercial paper program. As of June 30, 2013, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreement. The credit facility expires on June 24, 2018. No amounts were drawn against the credit facility since its inception.

NOTE 13 — INCOME TAXES

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2013	2012	2011

Current Taxes

U.S. federal	$3,131	$2,235	$3,108
U.S. state and local	332	153	209
International	1,745	1,947	1,602

Current taxes	5,208	4,335	4,919

Deferred Taxes

Deferred taxes	(19)	954	2

Provision for income taxes	$5,189	$5,289	$4,921

PART II

Item 8

U.S. and international components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2013	2012	2011

U.S.	$6,674	$1,600	$8,862
International	20,378	20,667	19,209

Income before income taxes	$27,052	$22,267	$28,071

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2013	2012	2011

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(17.5)%	(21.1)%	(15.6)%
Goodwill impairment	0%	9.7%	0%
I.R.S. settlement	0%	0%	(1.7)%
Other reconciling items, net	1.7%	0.2%	(0.2)%

Effective rate	19.2%	23.8%	17.5%

The reduction from the federal statutory rate from foreign earnings taxed at lower rates results from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico. Our foreign earnings, which are taxed at rates lower than the U.S. rate and are generated from our regional operating centers, were 79%, 79%, and 78% of our international income before tax in fiscal years 2013, 2012, and 2011, respectively. In general, other reconciling items consist of interest, U.S. state income taxes, domestic production deductions, and credits. In fiscal years 2013, 2012, and 2011, there were no individually significant other reconciling items. The I.R.S. settlement is discussed below.

PART II

Item 8

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2013	2012

Deferred Income Tax Assets

Stock-based compensation expense	$888	$882
Other expense items	917	965
Unearned revenue	445	571
Impaired investments	246	152
Loss carryforwards	715	532
Other revenue items	55	79

Deferred income tax assets	$3,266	$3,181
Less valuation allowance	(579)	(453)

Deferred income tax assets, net of valuation allowance	$2,687	$2,728

Deferred Income Tax Liabilities

International earnings	$(1,146)	$(1,072)
Unrealized gain on investments	(1,012)	(830)
Depreciation and amortization	(604)	(670)
Other	(2)	(14)

Deferred income tax liabilities	$(2,764)	$(2,586)

Net deferred income tax assets (liabilities)	$(77)	$142

Reported As

Current deferred income tax assets	$1,632	$2,035
Long-term deferred income tax liabilities	(1,709)	(1,893)

Net deferred income tax assets (liabilities)	$(77)	$142

As of June 30, 2013, we had net operating loss carryforwards of $2.7 billion, including $2.2 billion of foreign net operating loss carryforwards acquired through our acquisition of Skype. The valuation allowance disclosed in the table above relates to the foreign net operating loss carryforwards that may not be realized.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

As of June 30, 2013, we have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $76.4 billion resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was approximately $24.4 billion at June 30, 2013.

Income taxes paid were $3.9 billion, $3.5 billion, and $5.3 billion in fiscal years 2013, 2012, and 2011, respectively.

Uncertain Tax Positions

As of June 30, 2013, we had $8.6 billion of unrecognized tax benefits of which $6.5 billion, if recognized, would affect our effective tax rate. As of June 30, 2012, we had $7.2 billion of unrecognized tax benefits of which $6.2 billion, if recognized, would have affected our effective tax rate.

Interest on unrecognized tax benefits was $400 million, $154 million, and $38 million in fiscal years 2013, 2012, and 2011, respectively. As of June 30, 2013, 2012, and 2011, we had accrued interest related to uncertain tax positions of $1.3 billion, $939 million, and $785 million, respectively, net of federal income tax benefits.

PART II

Item 8

The aggregate changes in the balance of unrecognized tax benefits were as follows:

(In millions)

Year Ended June 30,	2013	2012	2011

Balance, beginning of year	$7,202	$6,935	$6,542
Decreases related to settlements	(30)	(16)	(632)
Increases for tax positions related to the current year	612	481	739
Increases for tax positions related to prior years	931	118	405
Decreases for tax positions related to prior years	(65)	(292)	(119)
Decreases due to lapsed statutes of limitations	(2)	(24)	0

Balance, end of year	$8,648	$7,202	$6,935

During the third quarter of fiscal year 2011, we reached a settlement of a portion of an I.R.S. audit of tax years 2004 to 2006, which reduced our income tax expense by $461 million. While we settled a portion of the I.R.S. audit, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of June 30, 2013, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our financial statements if not resolved favorably. We believe our allowances for tax contingencies are appropriate. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, because we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2012.

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

Volume Licensing Programs

Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period.

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

PART II

Item 8

The components of unearned revenue were as follows:

(In millions)

June 30,	2013	2012

Volume licensing programs	$18,871	$16,717
Other (a)	3,528	3,342

Total	$22,399	$20,059

(a)	Other as of June 30, 2012 included $540 million of unearned revenue associated with sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price (the “Windows Upgrade Offer”).

Unearned revenue by segment was as follows:

(In millions)

June 30,	2013	2012

Windows Division	$2,086	$2,444
Server and Tools	8,639	7,445
Microsoft Business Division	10,142	9,015
Other segments	1,532	1,155

Total	$22,399	$20,059

NOTE 15 — OTHER LONG-TERM LIABILITIES

(In millions)

June 30,	2013	2012

Tax contingencies and other tax liabilities	$9,548	$7,634
Legal contingencies	162	220
Other	290	354

Total	$10,000	$8,208

NOTE 16 — COMMITMENTS AND GUARANTEES

Construction and Operating Leases

We have committed $694 million for constructing new buildings, building improvements, and leasehold improvements as of June 30, 2013.

We have operating leases for most U.S. and international sales and support offices and certain equipment. Rental expense for facilities operating leases was $711 million, $639 million, and $525 million, in fiscal years 2013, 2012, and 2011, respectively. Future minimum rental commitments under non-cancellable facilities operating leases in place as of June 30, 2013 are as follows:

(In millions)

Year Ending June 30,

2014	$572
2015	451
2016	349
2017	281
2018	204
Thereafter	605

Total	$2,462

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

All settlements in the United States have received final court approval. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. The maximum value of vouchers to be issued is approximately $2.7 billion. The actual costs of these settlements will be less than that maximum amount, depending on the number of class members and schools that are issued and redeem vouchers. We estimate the total cost to resolve all of the state overcharge class action cases will range between $1.9 billion and $2.0 billion. At June 30, 2013, we have recorded a liability related to these claims of approximately $500 million, which reflects our estimated exposure of $1.9 billion less payments made to date of approximately $1.4 billion mostly for vouchers, legal fees, and administrative expenses.

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

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. (“Novell”) filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. In June 2005, the trial court granted our motion to dismiss four of Novell’s six claims. In March 2010, the trial court granted summary judgment in favor of Microsoft as to all remaining claims. The court of appeals reversed that ruling as to one claim. Trial of that claim took place from October to December 2011 and resulted in a mistrial because the jury was unable to reach a verdict. In July 2012, the trial court granted Microsoft’s motion for judgment as a matter of law. Novell has appealed this decision to the U.S. Court of Appeals for the Tenth Circuit, which heard oral arguments in May 2013.

Patent and Intellectual Property Claims

Motorola Litigation

In October 2010, Microsoft filed patent infringement complaints against Motorola Mobility (“Motorola”) with the International Trade Commission (“ITC”) and in U.S. District Court in Seattle for infringement of nine Microsoft patents

PART II

Item 8

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

International Trade Commission

The hearing in Microsoft’s ITC case against Motorola took place in August 2011 on seven of the nine patents originally asserted in the complaint. In December 2011, the administrative law judge (“ALJ”) issued an initial determination that Motorola infringed one Microsoft patent, and recommended that the ITC issue a limited exclusion order against Motorola prohibiting importation of infringing Motorola Android devices. In May 2012, the ITC issued the limited exclusion order recommended by the ALJ, which became effective on July 18, 2012. Microsoft has appealed certain aspects of the ITC ruling adverse to Microsoft and Motorola has appealed the ITC exclusion order to the Court of Appeals for the Federal Circuit. In addition, in July 2013, Microsoft filed an action in U.S. district court in Washington, D.C. seeking an order to compel enforcement of the ITC’s May 2012 import ban against infringing Motorola products by the Bureau of Customs and Border Protection (“CBP”), after learning that CBP had failed to fully enforce the order.

In November 2010, Motorola filed an action against Microsoft in the ITC alleging infringement of five Motorola patents by Xbox consoles and accessories and seeking an exclusion order to prohibit importation of the allegedly infringing Xbox products into the U.S. In April 2012, the ALJ found that Xbox products infringe four of the five patents asserted by Motorola. The ALJ recommended that the ITC issue a limited exclusion order and a cease and desist order. Both Microsoft and Motorola sought ITC review of the ALJ’s findings. In June 2012, Microsoft filed a motion to terminate the investigation as to certain patents based on facts arising as the result of Google’s acquisition of Motorola. The ITC determined that it would review the ALJ’s initial determination in its entirety and remanded the matter to the ALJ (1) to apply certain ITC case precedent, (2) to rule on Microsoft’s June 2012 motion to terminate, and (3) set a new target date for completion of the investigation. The ALJ held a hearing in December 2012 and set a target date for a final ITC ruling in July 2013. At Motorola’s request, the ITC terminated its investigation as to four Motorola patents, leaving only one Motorola patent at issue before the ITC. In March 2013, the ALJ ruled that there has been no violation as to the remaining Motorola patent. Motorola sought ITC review of the ALJ’s determination, which the ITC denied in May 2013.

U.S. District Court

The Seattle District Court case filed in October 2010 by Microsoft as a companion to Microsoft’s ITC case against Motorola has been stayed pending the outcome of Microsoft’s ITC case.

In November 2010, Microsoft sued Motorola for breach of contract in U.S. District Court in Seattle, alleging that Motorola breached its commitments to standards-setting organizations to license to Microsoft certain patents on reasonable and non-discriminatory (“RAND”) terms and conditions. Motorola has declared these patents essential to the implementation of the H.264 video standard and the 802.11 Wi-Fi standard. In suits described below, Motorola or a Motorola affiliate subsequently sued Microsoft on those patents in U.S. District Courts, in the ITC, and in Germany. In February 2012, the Seattle District Court granted a partial summary judgment in favor of Microsoft ruling that (1) Motorola entered into binding contractual commitments with standards organizations committing to license its declared-essential patents on RAND terms and conditions; and (2) Microsoft is a third-party beneficiary of those commitments. The court rejected Motorola’s argument that Microsoft had repudiated its right to a RAND license, and ruled a trial is needed to determine whether Motorola is in breach of its obligation to enter into a patent license with Microsoft and, if so, the amount of the RAND royalty. In April 2012, the court issued a temporary restraining order preventing Motorola from taking steps to enforce an injunction in Germany relating to the H.264 video patents. In May 2012, the court converted that order into a preliminary injunction. Motorola appealed the court’s injunction

PART II

Item 8

orders to the Court of Appeals for the Ninth Circuit, which affirmed the orders in September 2012. The Seattle District Court held a trial in November 2012 to determine the RAND royalty for Motorola’s H.264 and 802.11 patents. In December 2012, the Seattle District Court ruled that Motorola could not obtain injunctive relief in connection with any of its claims for infringement of its H.264 and 802.11 patents. In April 2013, the court set per unit royalties for Motorola’s H.264 and 802.11 patents, which resulted in an immaterial Microsoft liability. Trial of Microsoft’s breach of contract claim is set for August 26, 2013.

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

•

Motorola asserts one of the patents covers certain syncing functionality in the ActiveSync protocol employed by Windows Phone 7, Outlook Mobile, Hotmail Mobile, Exchange Online, Exchange Server, and Hotmail Server. Motorola seeks damages and an injunction. In April 2013, the court stayed the case pending the outcome of parallel proceedings in which Microsoft is seeking to invalidate the patent.

•	Should an injunction order be issued and enforced by Motorola, Microsoft may be able to mitigate the adverse impact by altering its products to avoid Motorola’s infringement claims.

In lawsuits Microsoft filed in Germany in September, October, and December 2011 and in April 2012, Microsoft asserts Motorola Android devices infringe Microsoft patents. Microsoft seeks damages and an injunction. In May, July, and September 2012, courts in Germany issued injunctions on three patents against Motorola Android devices and in May and July ruled against Microsoft on two patents. Microsoft is taking steps to enforce the injunctions. Damages will be determined in later proceedings. Each party has appealed or is expected to appeal the rulings against it. Motorola is also seeking to invalidate Microsoft’s patents in parallel court proceedings.

United Kingdom

In December 2011, Microsoft filed an action against Motorola in the High Court of Justice, Chancery Division, Patents Court, in London, England, seeking to revoke the UK part of the European patent asserted by Motorola in Germany against the ActiveSync protocol. In February 2012, Motorola counterclaimed alleging infringement of the

PART II

Item 8

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

As of June 30, 2013, we had accrued aggregate liabilities of $412 million in other current liabilities and $162 million in other long-term liabilities for all of our legal matters that were contingencies as of that date. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $400 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

NOTE 18 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2013	2012	2011

Balance, beginning of year	8,381	8,376	8,668
Issued	105	147	155
Repurchased	(158)	(142)	(447)

Balance, end of year	8,328	8,381	8,376

Share Repurchases

On September 22, 2008, we announced that our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases with an expiration date of September 30, 2013. As of June 30, 2013, approximately $3.6 billion of the approved repurchase amount remained. The repurchase program may be suspended or discontinued at any time without prior notice.

We repurchased the following shares of common stock under the above-described repurchase plan using cash resources:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,		2013		2012		2011

First quarter	33	$1,000	38	$1,000	163	$4,000
Second quarter	58	1,607	39	1,000	188	5,000
Third quarter	36	1,000	31	1,000	30	827
Fourth quarter	31	1,000	34	1,000	66	1,631

Total	158	$4,607	142	$4,000	447	$11,458

PART II

Item 8

Dividends

In fiscal year 2013, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

September 18, 2012	$0.23	November 15, 2012	$1,933	December 13, 2012
November 28, 2012	$0.23	February 21, 2013	$1,925	March 14, 2013
March 11, 2013	$0.23	May 16, 2013	$1,921	June 13, 2013
June 12, 2013	$0.23	August 15, 2013	$1,916	September 12, 2013

The dividend declared on June 12, 2013 will be paid after the filing date of this report on Form 10-K and was included in other current liabilities as of June 30, 2013.

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

The dividend declared on June 13, 2012 was included in other current liabilities as of June 30, 2012.

NOTE 19 — OTHER COMPREHENSIVE INCOME (LOSS)

The activity in other comprehensive income (loss) and related income tax effects were as follows:

(In millions)

Year Ended June 30,	2013	2012	2011

Net Unrealized Gains (Losses) on Derivatives

Unrealized gains (losses), net of tax effects of $54, $127, and $(340)	$101	$236	$(632)
Reclassification adjustment for losses (gains) included in net income, net of tax effects of $(68), $10, and $2	(127)	19	5

Net unrealized gains (losses) on derivatives	$(26)	$255	$(627)

Net Unrealized Gains (Losses) on Investments

Unrealized gains (losses), net of tax effects of $244, $(93), and $726	$453	$(172)	$1,349
Reclassification adjustment for gains included in net income, net of tax effects of $(49), $(117), and $(159)	(90)	(218)	(295)

Net unrealized gains (losses) on investments	363	(390)	1,054

Translation adjustments and other, net of tax effects of $(8), $(165) and $205	(16)	(306)	381

Other comprehensive income (loss)	$321	$(441)	$808

PART II

Item 8

The components of accumulated other comprehensive income were as follows:

(In millions)

June 30,	2013	2012	2011

Net unrealized gains (losses) on derivatives	$66	$92	$(163)
Net unrealized gains on investments	1,794	1,431	1,821
Translation adjustments and other	(117)	(101)	205

Accumulated other comprehensive income	$1,743	$1,422	$1,863

NOTE 20 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to directors and employees. At June 30, 2013, an aggregate of 425 million shares were authorized for future grant under our stock plans, covering stock options, stock awards, and leadership stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy exercises and vesting of awards granted under all of our stock plans.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2013	2012	2011

Stock-based compensation expense	$2,406	$2,244	$2,166
Income tax benefits related to stock-based compensation	$842	$785	$758

Stock Plans (Excluding Stock Options)

Stock awards

Stock awards (“SAs”) are grants that entitle the holder to shares of Microsoft common stock as the award vests. SAs generally vest over a five-year period.

Leadership stock awards

Leadership stock awards (“LSAs”) are a form of SAs in which the number of shares ultimately received depends on our business performance against specified performance metrics. LSAs replaced shared performance stock awards (“SPSA”) in fiscal year 2013. Shares previously issued under the SPSA program will continue to vest ratably under their original term, generally with a three-year remaining service period.

A base number of LSAs are granted in each fiscal year, which represents the performance period for the awards. Following the end of the performance period, the number of shares can be increased by 25% if certain performance metrics are met. One quarter of the awarded shares will vest one year after the grant date. The remaining shares will vest semi-annually during the following three years.

Executive incentive plan

Under the Executive Incentive Plan (“EIP”), the Compensation Committee awards performance-based compensation comprising both cash and SAs to executive officers and certain senior executives. For executive officers, their awards are based on an aggregate incentive pool equal to a percentage of consolidated operating income. For fiscal years 2013, 2012, and 2011, the pool was 0.35%, 0.3%, and 0.25% of operating income, respectively. The SAs vest ratably in August of each of the four years following the grant date. The final cash awards will be determined after each performance period based on individual and business performance.

PART II

Item 8

Activity for all stock plans

The fair value of each award was estimated on the date of grant using the following assumptions:

Year Ended June 30,	2013	2012	2011

Dividends per share (quarterly amounts)	$0.20 - $ 0.23	$0.16 - $ 0.20	$0.13 - $ 0.16
Interest rates range	0.6% - 1.1%	0.7% - 1.7%	1.1% - 2.4%

During fiscal year 2013, the following activity occurred under our stock plans:

	Shares	Weighted Average Grant-Date Fair Value

	(In millions)

Stock Awards

Nonvested balance, beginning of year	281	$23.91
Granted	104	$28.37
Vested	(90)	$24.49
Forfeited	(22)	$25.10

Nonvested balance, end of year	273	$25.50

As of June 30, 2013, there was approximately $5.0 billion of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 3 years.

During fiscal year 2012 and 2011, the following activity occurred under our stock plans:

(In millions, except fair values)	2012	2011

Stock Awards

Awards granted	110	132
Weighted average grant-date fair value	$24.60	$22.22

Total vest-date fair value of stock awards vested was $2.8 billion, $2.4 billion, and $1.8 billion, for fiscal years 2013, 2012, and 2011, respectively.

Stock Options

Currently, we grant stock options primarily in conjunction with business acquisitions. We granted two million, six million, and zero stock options in conjunction with business acquisitions during fiscal years 2013, 2012, and 2011, respectively.

Employee stock options activity during 2013 was as follows:

	Shares	Weighted Average Exercise Price	Weighted Average Remaining Contractual Term	Aggregate Intrinsic Value

	(In millions)		(Years)	(In millions)

Balance, July 1, 2012	22	$18.69
Granted	2	$2.08
Exercised	(19)	$19.26
Canceled	(1)	$14.71

Balance, June 30, 2013	4	$6.88	6.74	$98
Exercisable, June 30, 2013	2	$8.47	5.79	$50

PART II

Item 8

As of June 30, 2013, approximately four million options that were granted in conjunction with business acquisitions were outstanding. These options have an exercise price range of $0.01 to $29.24 and a weighted average exercise price of $7.33.

During the periods reported, the following stock option exercise activity occurred:

(In millions)

	2013	2012	2011

Total intrinsic value of stock options exercised	$197	$456	$222
Cash received from stock option exercises	$382	$1,410	$1,954
Tax benefit realized from stock option exercises	$69	$160	$77

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

(Shares in millions)

Year Ended June 30,	2013	2012	2011

Shares purchased	20	20	20
Average price per share	$26.81	$25.03	$22.98

At June 30, 2013, 191 million shares of our common stock were reserved for future issuance through the Plan.

Savings Plan

We have a savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute up to 75% of their salary, but not more than statutory limits. We contribute fifty cents for each dollar a participant contributes in this plan, with a maximum contribution of 3% of a participant’s earnings. Matching contributions for all plans were $393 million, $373 million, and $282 million in fiscal years 2013, 2012, and 2011, respectively, and were expensed as contributed. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the U.S. plan include Microsoft common stock, but neither participant nor our matching contributions are required to be invested in Microsoft common stock.

NOTE 21 — SEGMENT INFORMATION AND GEOGRAPHIC DATA

In its operation of the business, management, including our chief operating decision maker, the company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segment information within this note is reported on that basis. During the periods presented, our five segments were Windows Division, Server and Tools, Online Services Division, Microsoft Business Division, and Entertainment and Devices Division. During the three months ended December 31, 2012, we changed the name of our Windows & Windows Live Division to Windows Division.

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

We have recast certain prior period amounts within this note to conform to the way we internally managed and monitored segment performance during the current fiscal year, reflecting immaterial movements of business activities between segments and changes in cost allocations. In July 2013, we announced a change in organizational structure as part of our transformation to a devices and services company. As we evolve how we allocate resources and analyze performance in the new structure, it is possible that our segments may change.

The principal products and services provided by each segment are summarized below:

Windows Division – Windows Division offerings consist of the Windows operating system, Surface, and PC accessories.

Server and Tools – Server and Tools product and service offerings include Windows Server, Windows Azure, Microsoft SQL Server, Windows Intune, Windows Embedded, Visual Studio, System Center products, and Enterprise Services. Enterprise Services comprise Premier product support services and Microsoft Consulting Services.

Online Services Division – Online Services Division offerings include Bing, Bing Ads, and MSN.

Microsoft Business Division – Microsoft Business Division offerings include Microsoft Office, Exchange, SharePoint, Lync, Yammer, Microsoft Dynamics business solutions, and Office 365.

Entertainment and Devices Division – Entertainment and Devices Division offerings include the Xbox 360 gaming and entertainment console, Kinect for Xbox 360, Xbox 360 video games, Xbox 360 accessories, Xbox LIVE, Skype, and Windows Phone.

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)

Year Ended June 30,	2013	2012	2011

Revenue

Windows Division	$18,680	$18,844	$18,815
Server and Tools	20,295	18,544	16,571
Online Services Division	3,284	2,935	2,680
Microsoft Business Division	24,738	24,082	22,407
Entertainment and Devices Division	10,213	9,590	8,896
Corporate and other	639	(272)	574

Consolidated	$77,849	$73,723	$69,943

PART II

Item 8

(In millions)

Year Ended June 30,	2013	2012	2011

Operating Income (Loss)

Windows Division	$8,943	$12,005	$12,040
Server and Tools	8,152	7,256	6,132
Online Services Division	(1,298)	(8,117)	(2,649)
Microsoft Business Division	16,189	15,803	14,467
Entertainment and Devices Division	888	381	1,299
Corporate and other	(6,110)	(5,565)	(4,128)

Consolidated	$26,764	$21,763	$27,161

Reconciling amounts in the tables above and below include adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Significant reconciling items were as follows:

(In millions)

Year Ended June 30,	2013	2012	2011

Corporate-level activity (a)	$(6,665)	$(5,114)	$(4,506)
Revenue reconciling amounts (b)	400	(484)	380
Other	155	33	(2)

Total	$(6,110)	$(5,565)	$(4,128)

(a)	Corporate-level activity excludes revenue reconciling amounts presented separately in that line item.
(b)	Revenue reconciling amounts for fiscal year 2012 and 2013 include the deferral and subsequent recognition, respectively, of $540 million of revenue related to the Windows Upgrade Offer.

No sales to an individual customer or country other than the United States accounted for more than 10% of fiscal year 2013, 2012, or 2011 revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)

Year Ended June 30,	2013	2012	2011

United States (a)	$41,344	$38,846	$38,008
Other countries	36,505	34,877	31,935

Total	$77,849	$73,723	$69,943

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings were as follows:

(In millions)

Year Ended June 30,	2013	2012	2011

Microsoft Office system	$22,995	$22,299	$20,730
Windows operating systems for computing devices	17,529	17,320	17,825
Server products and tools	15,408	14,232	13,251
Xbox 360 platform	7,100	8,045	8,103
Consulting and product support services	4,372	3,976	3,372
Advertising	3,387	3,181	2,913
Other	7,058	4,670	3,749

Total	$77,849	$73,723	$69,943

PART II

Item 8

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

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2013	2012	2011

United States	$16,615	$14,081	$18,498
Luxembourg	6,943	6,975	0
Other countries	4,171	3,835	2,989

Total	$27,729	$24,891	$21,487

NOTE 22 — QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share amounts)

Quarter Ended	September 30	December 31	March 31		June 30		Total

Fiscal Year 2013

Revenue	$16,008	$21,456	$20,489		$19,896		$77,849
Gross profit	11,840	15,764	15,702		14,294		57,600
Net income	4,466	6,377	6,055	(a)	4,965	(b)	21,863	(c)
Basic earnings per share	0.53	0.76	0.72		0.59		2.61
Diluted earnings per share	0.53	0.76	0.72	(a)	0.59	(b)	2.58	(c)

Fiscal Year 2012

Revenue	$17,372	$20,885	$17,407		$18,059		$73,723
Gross profit	13,595	15,247	13,455		13,896		56,193
Net income	5,738	6,624	5,108		(492	) (d)	16,978	(d)
Basic earnings (loss) per share	0.68	0.79	0.61		(0.06)		2.02
Diluted earnings (loss) per share	0.68	0.78	0.60		(0.06	) (d)	2.00	(d)

(a)	Includes a charge related to a fine imposed by the European Commission in March 2013 which decreased net income by $733 million (€561 million) and diluted earnings per share by $0.09.
(b)	Includes a charge for Surface RT inventory adjustments recorded in the fourth quarter of fiscal year 2013, which decreased net income by $596 million and diluted earnings per share by $0.07.
(c)

Includes a charge related to a fine imposed by the European Commission in March 2013 which decreased net income by $733 million (€561 million) and diluted earnings per share by $0.09. Also includes a charge for Surface RT inventory adjustments recorded in the fourth quarter of fiscal year 2013, which decreased net income by $596 million and diluted earnings per share by $0.07.

(d)	Includes a goodwill impairment charge related to our OSD business segment which decreased net income by $6.2 billion and diluted earnings per share by $0.73.

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2013 and 2012, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2013. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2013 and 2012, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2013, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 30, 2013, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 30, 2013

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2013. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2013; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2013, based on criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2013, based on the criteria established in Internal Control – Integrated Framework (1992) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2013, of the Company and our report dated July 30, 2013, expressed an unqualified opinion on those financial statements.

/s/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 30, 2013

PART II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our Director Nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 19, 2013 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board Committees” in the Proxy Statement. That information is incorporated herein by reference.

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

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		10-Q	12/31/09	3.1	1/28/10

3.2	Bylaws of Microsoft Corporation		8-K		3.2	6/18/12

4.1	Form of Indenture between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		3-ASR		4.1	11/20/08

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/09

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.5	9/27/10

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.6	2/8/11

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.7	11/7/12

10.1*	Microsoft Corporation 2001 Stock Plan		10-Q	12/31/11	10.1	1/19/12

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		8-K		10.3	11/15/04

10.4*	Microsoft Corporation Employee Stock Purchase Plan		10-K	6/30/12	10.4	7/26/12

10.5*	Microsoft Corporation Deferred Compensation Plan		10-Q	3/31/12	10.5	4/19/12

10.6*	Form of Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-K		10.8	8/25/06

10.7*	Form of Stock Award Agreement for Non-Employee Directors under the Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.9	9/1/04

10.10*	Form of Stock Option Agreement under the Microsoft Corporation 2001 Stock Plan		10-K	6/30/04	10.12	9/1/04

10.11*	Form of Stock Option Agreement for Non-Employee Directors under the 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.13	9/1/04

10.12	2009 Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee		10-K	6/30/10	10.12	7/30/10

10.13	Amended and Restated 2003 Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee		10-K	6/30/10	10.13	7/30/10

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		S-8		99.2	2/28/06

PART IV

Item 15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.17*	Executive Officer Incentive Plan		10-Q	9/30/08	10.17	10/23/08

10.18*	Form of Executive Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/12	10.18	10/18/12

10.19*	Resignation Agreement and Full and Final Release of Claims between Microsoft Corporation and Steven Sinofsky	X

12	Computation of Ratio of Earnings to Fixed Charges	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	Indicates a management contract or compensatory plan or arrangement
**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 30, 2013.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 30, 2013.

Signature	Title

/S/ WILLIAM H. GATES III William H. Gates III	Chairman

/S/ STEVEN A. BALLMER Steven A. Ballmer	Director and Chief Executive Officer

/S/ DINA DUBLON Dina Dublon	Director

/S/ MARIA KLAWE Maria Klawe	Director

/S/ STEPHEN J. LUCZO Stephen J. Luczo	Director

/S/ DAVID F. MARQUARDT David F. Marquardt	Director

/S/ CHARLES H. NOSKI Charles H. Noski	Director

/S/ HELMUT PANKE Helmut Panke	Director

/S/ JOHN W. THOMPSON John Thompson	Director

/S/ AMY E. HOOD Amy E. Hood	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ FRANK H. BROD Frank H. Brod	Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)