Form 10-Q
period 2013-09-30
MICROSOFT CORP
filed 2013-10-24
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2013

Common Stock, $0.00000625 par value per share	8,347,968,348 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2013

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2013	2012

Revenue	$18,529	$16,008
Cost of revenue	5,114	4,168

Gross margin	13,415	11,840
Operating expenses:
Research and development	2,767	2,460
Sales and marketing	3,304	2,945
General and administrative	1,010	1,127

Total operating expenses	7,081	6,532

Operating income	6,334	5,308
Other income	74	226

Income before income taxes	6,408	5,534
Provision for income taxes	1,164	1,068

Net income	$5,244	$4,466

Earnings per share:
Basic	$0.63	$0.53
Diluted	$0.62	$0.53

Weighted average shares outstanding:
Basic	8,339	8,396
Diluted	8,434	8,494

Cash dividends declared per common share	$0.28	$0.23

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2013	2012

Net income	$5,244	$4,466
Other comprehensive income (loss):
Net unrealized losses on derivatives (net of tax effects of $(3) and $(24))	(26)	(45)
Net unrealized gains on investments (net of tax effects of $492 and $148)	952	274
Translation adjustments and other (net of tax effects of $33 and $91)	62	169

Other comprehensive income	988	398

Comprehensive income	$6,232	$4,864

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

September 30, 2013		June 30, 2013

Assets
Current assets:
Cash and cash equivalents	$4,023	$3,804
Short-term investments (including securities loaned of $484 and $579)	76,649	73,218

Total cash, cash equivalents, and short-term investments	80,672	77,022
Accounts receivable, net of allowance for doubtful accounts of $294 and $336	11,007	17,486
Inventories	2,613	1,938
Deferred income taxes	1,258	1,632
Other	3,900	3,388

Total current assets	99,450	101,466
Property and equipment, net of accumulated depreciation of $13,038 and $12,513	10,774	9,991
Equity and other investments	11,995	10,844
Goodwill	14,667	14,655
Intangible assets, net	2,982	3,083
Other long-term assets	2,480	2,392

Total assets	$142,348	$142,431

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,841	$4,828
Short-term debt	1,300	0
Current portion of long-term debt	2,000	2,999
Accrued compensation	2,856	4,117
Income taxes	834	592
Short-term unearned revenue	18,585	20,639
Securities lending payable	582	645
Other	3,625	3,597

Total current liabilities	34,623	37,417
Long-term debt	12,632	12,601
Long-term unearned revenue	1,629	1,760
Deferred income taxes	2,236	1,709
Other long-term liabilities	9,587	10,000

Total liabilities	60,707	63,487

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,346 and 8,328	67,230	67,306
Retained earnings	11,680	9,895
Accumulated other comprehensive income	2,731	1,743

Total stockholders’ equity	81,641	78,944

Total liabilities and stockholders’ equity	$142,348	$142,431

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2013	2012

Operations
Net income	$5,244	$4,466
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	954	710
Stock-based compensation expense	635	603
Net recognized losses on investments and derivatives	93	11
Excess tax benefits from stock-based compensation	(205)	(177)
Deferred income taxes	404	38
Deferral of unearned revenue	7,436	8,209
Recognition of unearned revenue	(9,677)	(8,770)
Changes in operating assets and liabilities:
Accounts receivable	6,617	6,156
Inventories	(667)	(473)
Other current assets	(556)	(385)
Other long-term assets	(81)	(233)
Accounts payable	(276)	(567)
Other current liabilities	(1,255)	(1,287)
Other long-term liabilities	(461)	183

Net cash from operations	8,205	8,484

Financing
Short-term borrowings, maturities less than 90 days, net	712	0
Proceeds from issuance of debt	588	0
Repayments of debt	(1,000)	0
Common stock issued	203	417
Common stock repurchased	(2,188)	(1,632)
Common stock cash dividends paid	(1,916)	(1,676)
Excess tax benefits from stock-based compensation	205	177

Net cash used in financing	(3,396)	(2,714)

Investing
Additions to property and equipment	(1,231)	(603)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(15)	(1,145)
Purchases of investments	(14,768)	(20,138)
Maturities of investments	347	1,259
Sales of investments	11,117	13,307
Securities lending payable	(64)	(399)

Net cash used in investing	(4,614)	(7,719)

Effect of exchange rates on cash and cash equivalents	24	47

Net change in cash and cash equivalents	219	(1,902)
Cash and cash equivalents, beginning of period	3,804	6,938

Cash and cash equivalents, end of period	$4,023	$5,036

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2013	2012

Common stock and paid-in capital
Balance, beginning of period	$67,306	$65,797
Common stock issued	203	406
Common stock repurchased	(1,121)	(891)
Stock-based compensation expense	635	603
Stock-based compensation income tax benefits	205	167
Other, net	2	2

Balance, end of period	67,230	66,084

Retained earnings (deficit)
Balance, beginning of period	9,895	(856)
Net income	5,244	4,466
Common stock cash dividends	(2,337)	(1,937)
Common stock repurchased	(1,122)	(741)

Balance, end of period	11,680	932

Accumulated other comprehensive income
Balance, beginning of period	1,743	1,422
Other comprehensive income	988	398

Balance, end of period	2,731	1,820

Total stockholders’ equity	$81,641	$68,836

See accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2013 Form 10-K filed on July 30, 2013 with the U.S. Securities and Exchange Commission.

Principles of Consolidation

The financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments through which we are able to exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

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

Recasting of Certain Prior Period Information

During the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. As a result of these changes, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2014, we are reporting our financial performance based on our new segments described in Note 16 – Segment Information. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during the current fiscal year. This change impacted Note 8 – Goodwill, Note 12 – Unearned Revenue, and Note 16 – Segment Information, with no impact on consolidated net income or cash flows.

Recent Accounting Guidance

Recently adopted accounting guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, repurchase agreements, and securities lending arrangements that are either offset or subject to an enforceable master netting arrangement, or similar agreements. We adopted this new guidance beginning July 1, 2013. Adoption of this new guidance resulted only in changes to the presentation of Note 5 – Derivatives.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). This new guidance requires entities to present (either on the face of the income

PART I

Item 1

statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. We adopted this new guidance beginning July 1, 2013. Adoption of this new guidance resulted only in changes to the presentation of Note 15 – Accumulated Other Comprehensive Income.

Recent accounting guidance not yet adopted

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

NOTE 2 — EARNINGS PER SHARE

Basic earnings per share (“EPS”) is computed based on the weighted average number of shares of common stock outstanding during the period. Diluted EPS is computed based on the weighted average number of shares of common stock plus the effect of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include outstanding stock options and stock awards.

The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)

Three Months Ended September 30,	2013	2012

Net income available for common shareholders (A)	$5,244	$4,466

Weighted average outstanding shares of common stock (B)	8,339	8,396
Dilutive effect of stock-based awards	95	98

Common stock and common stock equivalents (C)	8,434	8,494

Earnings Per Share

Basic (A/B)	$0.63	$0.53
Diluted (A/C)	$0.62	$0.53

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)

Three Months Ended September 30,	2013	2012

Dividends and interest income	$179	$159
Interest expense	(118)	(95)
Net recognized losses on investments	(7)	(15)
Net gains (losses) on derivatives	(86)	4
Net gains (losses) on foreign currency remeasurements	26	(29)
Other	80	202

Total	$74	$226

PART I

Item 1

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)

Three Months Ended September 30,	2013	2012

Other-than-temporary impairments of investments	$(36)	$(90)
Realized gains from sales of available-for-sale securities	114	101
Realized losses from sales of available-for-sale securities	(85)	(26)

Total	$(7)	$(15)

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

September 30, 2013

Cash	$2,489	$0	$0	$2,489	$2,489	$0	$0
Mutual funds	700	0	0	700	700	0	0
Commercial paper	816	0	0	816	262	554	0
Certificates of deposit	683	0	0	683	442	241	0
U.S. government and agency securities	65,981	101	(61)	66,021	130	65,891	0
Foreign government bonds	1,080	18	(30)	1,068	0	1,068	0
Mortgage-backed securities	1,149	40	(10)	1,179	0	1,179	0
Corporate notes and bonds	7,160	211	(33)	7,338	0	7,338	0
Municipal securities	345	28	(2)	371	0	371	0
Common and preferred stock	6,768	4,111	(140)	10,739	0	0	10,739
Other investments	1,263	0	0	1,263	0	7	1,256

Total	$88,434	$4,509	$(276)	$92,667	$4,023	$76,649	$11,995

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2013

Cash	$1,967	$0	$0	$1,967	$1,967	$0	$0
Mutual funds	868	0	0	868	868	0	0
Commercial paper	603	0	0	603	214	389	0
Certificates of deposit	994	0	0	994	609	385	0
U.S. government and agency securities	64,934	47	(84)	64,897	146	64,751	0
Foreign government bonds	900	16	(41)	875	0	875	0
Mortgage-backed securities	1,258	43	(13)	1,288	0	1,288	0
Corporate notes and bonds	4,993	169	(40)	5,122	0	5,122	0
Municipal securities	350	36	(1)	385	0	385	0
Common and preferred stock	6,931	2,938	(281)	9,588	0	0	9,588
Other investments	1,279	0	0	1,279	0	23	1,256

Total	$85,077	$3,249	$(460)	$87,866	$3,804	$73,218	$10,844

PART I

Item 1

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2013

U.S. government and agency securities	$1,386	$(53)	$242	$(8)	$1,628	$(61)
Foreign government bonds	870	(29)	3	(1)	873	(30)
Mortgage-backed securities	298	(9)	55	(1)	353	(10)
Corporate notes and bonds	944	(29)	95	(4)	1,039	(33)
Municipal securities	49	(2)	0	0	49	(2)
Common and preferred stock	921	(129)	72	(11)	993	(140)

Total	$4,468	$(251)	$467	$(25)	$4,935	$(276)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2013

U.S. government and agency securities	$2,208	$(84)	$0	$0	$2,208	$(84)
Foreign government bonds	589	(18)	69	(23)	658	(41)
Mortgage-backed securities	357	(12)	39	(1)	396	(13)
Corporate notes and bonds	1,142	(38)	27	(2)	1,169	(40)
Municipal securities	44	(1)	0	0	44	(1)
Common and preferred stock	1,166	(168)	409	(113)	1,575	(281)

Total	$5,506	$(321)	$544	$(139)	$6,050	$(460)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2013.

As of September 30, 2013 and June 30, 2013, the recorded bases of common and preferred stock and other investments that are restricted for more than one year or are not publicly traded were $416 million and $395 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

September 30, 2013

Due in one year or less	$25,824	$25,852
Due after one year through five years	44,904	45,042
Due after five years through 10 years	4,702	4,753
Due after 10 years	1,784	1,829

Total	$77,214	$77,476

PART I

Item 1

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of September 30, 2013 and June 30, 2013, the total notional amounts of these foreign exchange contracts sold were $5.0 billion and $5.1 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of September 30, 2013 and June 30, 2013, the total notional amounts of these foreign exchange contracts sold were $343 million and $407 million, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of September 30, 2013, the total notional amounts of these foreign exchange contracts purchased and sold were $4.9 billion and $5.5 billion, respectively. As of June 30, 2013, the total notional amounts of these foreign exchange contracts purchased and sold were $5.0 billion and $7.9 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of September 30, 2013, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.4 billion and $1.2 billion, respectively and none of which were designated as hedging instruments. As of June 30, 2013, the total notional amounts of equity contracts purchased and sold for managing market price risk were $898 million and $1.0 billion, respectively, none of which were designated as hedging instruments.

In connection with our agreement to purchase substantially all of the Devices & Services business of Nokia Corporation (“Nokia”), on September 23, 2013 we provided to Nokia €1.5 billion ($2.0 billion) of financing in the form of convertible notes, which we have recorded as short-term investments. See further discussion in Note 13 – Contingencies. The total notional amount of derivatives related to the Nokia convertible notes was $2.0 billion as of September 30, 2013. See Note 6 – Fair Value Measurements for additional details.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of September 30, 2013, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.0 billion and $585 million, respectively. As of June 30, 2013, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.1 billion and $809 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of September 30, 2013 and June 30, 2013, the total notional derivative amounts of mortgage contracts purchased were $1.0 billion and $1.2 billion, respectively.

PART I

Item 1

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of September 30, 2013, the total notional amounts of credit contracts purchased and sold were $423 million and $497 million, respectively. As of June 30, 2013, the total notional amounts of credit contracts purchased and sold were $377 million and $501 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of September 30, 2013, the total notional amounts of commodity contracts purchased and sold were $1.4 billion and $231 million, respectively. As of June 30, 2013, the total notional amounts of commodity contracts purchased and sold were $1.2 billion and $249 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2013, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

PART I

Item 1

The following tables present the fair values of derivative instruments designated as hedging instruments (“designated hedge derivatives”) and not designated as hedging instruments (“non-designated hedge derivatives”). The fair values exclude the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk:

		September 30, 2013			June 30, 2013

		Assets	Liabilities		Assets	Liabilities

(In millions)	Short-term Investments	Other Current Assets	Other Current Liabilities	Short-term Investments	Other Current Assets	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$27	$68	$(68)	$41	$87	$(63)
Equity contracts	202	0	(9)	157	0	(9)
Interest rate contracts	15	0	(11)	18	0	(45)
Credit contracts	20	0	(17)	19	0	(17)
Commodity contracts	5	0	(3)	3	0	(1)

Total	$269	$68	$(108)	$238	$87	$(135)

Designated Hedge Derivatives

Foreign exchange contracts	$0	$66	$(7)	$9	$167	$0

Total	$0	$66	$(7)	$9	$167	$0

Total gross amounts of derivatives	$269	$134	$(115)	$247	$254	$(135)

Gross derivatives either offset or subject to an enforceable master netting agreement	$126	$134	$(115)	$105	$254	$(97)
Gross amount offset in the balance sheet	(73)	(24)	97	(72)	(9)	80

Net amounts presented in the balance sheet	$53	$110	$(18)	$33	$245	$(17)
Gross amounts not offset in the balance sheet	0	0	0	0	0	0

Net amount	$53	$110	$(18)	$33	$245	$(17)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense) the following gains (losses) on contracts designated as fair-value hedges and their related hedged items:

(In millions)

Three Months Ended September 30,	2013	2012

Foreign Exchange Contracts

Derivatives	$(14)	$(12)
Hedged items	13	14

Total	$(1)	$2

PART I

Item 1

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash-flow hedges (our only cash flow hedges during the periods presented):

(In millions)

Three Months Ended September 30,	2013	2012

Effective Portion

Losses recognized in OCI (net of tax effect of $(2) and $(12))	$(8)	$(23)
Gains reclassified from AOCI into revenue	$19	$35

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense)	$(80)	$(71)

We estimate that $51 million of net derivative gains included in AOCI at September 30, 2013 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three months ended September 30, 2013.

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

(In millions)

Three Months Ended September 30,	2013	2012

Foreign exchange contracts	$14	$(13)
Equity contracts	(5)	2
Interest-rate contracts	13	18
Credit contracts	(1)	(7)
Commodity contracts	11	66

Total	$32	$66

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

PART I

Item 1

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in certain corporate bonds and goodwill when it is recorded at fair value due to an impairment charge. We value the Level 3 corporate bonds using internally developed valuation models, inputs to which include interest rate curves, credit spreads, stock prices, volatilities, and probability-weighted scenarios. Unobservable inputs used in all of these models are significant to the fair values of the assets and liabilities.

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

Our other current financial assets and our current financial liabilities have fair values that approximate their carrying values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	(a)	Gross Fair Value	Netting (b)	Net Fair Value

September 30, 2013

Assets

Mutual funds	$700	$0	$0		$700	$0	$700
Commercial paper	0	816	0		816	0	816
Certificates of deposit	0	683	0		683	0	683
U.S. government and agency securities	63,306	2,717	0		66,023	0	66,023
Foreign government bonds	9	1,067	0		1,076	0	1,076
Mortgage-backed securities	0	1,178	0		1,178	0	1,178
Corporate notes and bonds	0	5,079	2,048		7,127	0	7,127
Municipal securities	0	371	0		371	0	371
Common and preferred stock	8,930	1,381	12		10,323	0	10,323
Derivatives	6	368	29		403	(97)	306

Total	$72,951	$13,660	$2,089		$88,700	$(97)	$88,603

Liabilities

Derivatives and other	$8	$107	$0		$115	$(97)	$18

PART I

Item 1

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (b)	Net Fair Value

June 30, 2013

Assets

Mutual funds	$868	$0	$0	$868	$0	$868
Commercial paper	0	603	0	603	0	603
Certificates of deposit	0	994	0	994	0	994
U.S. government and agency securities	62,237	2,664	0	64,901	0	64,901
Foreign government bonds	9	851	0	860	0	860
Mortgage-backed securities	0	1,311	0	1,311	0	1,311
Corporate notes and bonds	0	4,915	19	4,934	0	4,934
Municipal securities	0	385	0	385	0	385
Common and preferred stock	8,470	717	5	9,192	0	9,192
Derivatives	12	489	0	501	(81)	420

Total	$71,596	$12,929	$24	$84,549	$(81)	$84,468

Liabilities

Derivatives and other	$14	$121	$0	$135	$(80)	$55

(a)

Level 3 assets at September 30, 2013 primarily comprised €1.5 billion principal amount of Nokia convertible notes. The valuation of these notes considers the probability of the acquisition transaction closing as well as an analysis of market comparable transactions and management assumptions. The probability-weighted scenarios are considered significant unobservable inputs used in the fair value measurement of both the convertible notes and the embedded derivative. Significant changes in these probabilities in isolation would significantly alter the fair value measurement for both the notes and the embedded derivative.

(b)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

The following table reconciles the total Net Fair Value of assets above to the balance sheet presentation of these same assets in Note 4 – Investments.

(In millions)

September 30, 2013		June 30, 2013

Net fair value of assets measured at fair value on a recurring basis	$88,603	$84,468
Cash	2,489	1,967
Common and preferred stock measured at fair value on a nonrecurring basis	416	395
Other investments measured at fair value on a nonrecurring basis	1,256	1,256
Less derivative assets classified as other current assets	(93)	(213)
Other	(4)	(7)

Recorded basis of investment components	$92,667	$87,866

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended September 30, 2013 and 2012, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

PART I

Item 1

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

September 30, 2013		June 30, 2013

Raw materials	$673	$328
Work in process	166	201
Finished goods	1,774	1,409

Total	$2,613	$1,938

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)		June 30, 2013	Acquisitions	Other	September 30, 2013

Devices and Consumer	Licensing	$866	$ 0	$1	$ 867
	Hardware	1,689	0	(9)	1,680
	Other	738	0	0	738

	Total Devices and Consumer	$3,293	$ 0	$(8)	$ 3,285
Commercial	Licensing	$10,051	$ 0	$20	$ 10,071
	Other	1,311	0	0	1,311

	Total Commercial	$11,362	$ 0	$20	11,382

Total goodwill		$14,655	$ 0	$12	$ 14,667

The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill retroactive to the periods in which the acquisitions occurred.

Any change in the goodwill amounts resulting from foreign currency translations and business dispositions are presented as “Other” in the above table.

As discussed in Note 16 – Segment Information, during the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. This resulted in a change in our operating segments and reporting units. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.

PART I

Item 1

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2013			June 30, 2013

Technology-based (a)	$3,749	$(2,160)	$1,589	$3,760	$(2,110)	$1,650
Marketing-related	1,347	(232)	1,115	1,348	(211)	1,137
Contract-based	812	(683)	129	823	(688)	135
Customer-related	373	(224)	149	380	(219)	161

Total	$6,281	$(3,299)	$2,982	$6,311	$(3,228)	$3,083

(a)

Technology-based intangible assets included $208 million and $218 million as of September 30, 2013 and June 30, 2013, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $162 million and $178 million for the three months ended September 30, 2013 and 2012, respectively. Amortization of capitalized software was $46 million and $40 million for the three months ended September 30, 2013 and 2012, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at September 30, 2013:

(In millions)

Year Ending June 30,

2014 (excluding the three months ended September 30, 2013)	$493
2015	479
2016	390
2017	287
2018	246
Thereafter	1,087

Total	$2,982

NOTE 10 — DEBT

As of September 30, 2013, we had $15.9 billion of issued and outstanding debt, comprising $1.3 billion of commercial paper and $14.6 billion of long-term debt, including the current portion.

Short-term Debt

As of September 30, 2013, we had $1.3 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.10% and maturities of 70 to 98 days. The estimated fair value of this commercial paper approximates its carrying value.

In June 2013, we entered into a $1.3 billion credit facility, which serves as a back-up for our commercial paper. As of September 30, 2013, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreement. The credit facility expires on June 24, 2018. No amounts were drawn against the credit facility since its inception.

PART I

Item 1

Long-term Debt

As of September 30, 2013, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $14.6 billion and $14.5 billion, respectively. This is compared to a carrying value and estimated fair value of $15.6 billion and $15.8 billion, respectively, as of June 30, 2013. These estimated fair values are based on Level 2 inputs.

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of September 30, 2013 and June 30, 2013:

Due Date	Face Value September 30, 2013	Face Value June 30, 2013	Stated Interest Rate	Effective Interest Rate

		(In millions)
Notes

September 27, 2013	$0	$1,000	0.875%	1.000%
June 1, 2014	2,000	2,000	2.950%	3.049%
September 25, 2015	1,750	1,750	1.625%	1.795%
February 8, 2016	750	750	2.500%	2.642%
November 15, 2017	600	600	0.875%	1.084%
May 1, 2018	450	450	1.000%	1.106%
June 1, 2019	1,000	1,000	4.200%	4.379%
October 1, 2020	1,000	1,000	3.000%	3.137%
February 8, 2021	500	500	4.000%	4.082%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
May 2, 2033 (a)	745	715	2.625%	2.690%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%

Total	$14,695	$15,665

(a)	In April 2013, we issued €550 million of debt securities.

The notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding. Interest on the notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of September 30, 2013 and June 30, 2013, the aggregate unamortized discount for our long-term debt, including the current portion, was $63 million and $65 million, respectively.

NOTE 11 — INCOME TAXES

Our effective tax rates were approximately 18% and 19% for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

Tax contingencies and other tax liabilities were $9.0 billion and $9.4 billion as of September 30, 2013 and June 30, 2013, respectively, and were included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of September 30, 2013, the primary unresolved issue related to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We believe our allowances for tax contingencies are appropriate. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2012.

PART I

Item 1

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2012, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows, with segments with significant balances shown separately:

(In millions)

September 30, 2013		June 30, 2013

Commercial Licensing	$16,270	$18,460
Commercial Other	1,989	2,272
Rest of the segments	1,955	1,667

Total	$20,214	$22,399

NOTE 13 — CONTINGENCIES

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

Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. We estimate the total remaining cost to resolve all of the state overcharge class action cases is approximately $500 million.

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

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. (“Novell”) filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. After the trial court dismissed or granted summary judgment on a number of Novell’s claims, trial of the one remaining claim took place from October to December 2011, and resulted in a mistrial. In July 2012, the trial court granted Microsoft’s motion for judgment as a matter of law. Novell appealed this decision to the U.S. Court of Appeals for the Tenth Circuit, which affirmed the trial court’s decision in September 2013.

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

PART I

Item 1

International Trade Commission

In May 2012, the ITC issued a limited exclusion order against Motorola on one Microsoft patent, which order became effective on July 18, 2012. Microsoft appealed certain aspects of the ITC rulings adverse to Microsoft, and Motorola has appealed the ITC exclusion order, to the Court of Appeals for the Federal Circuit. In October 2013, the U.S. Court of Appeals for the Federal Circuit ruled in Microsoft’s favor on one additional patent and remanded the proceedings on that patent back to the ITC. Motorola’s appeal remains pending.

In July 2013, Microsoft filed an action in U.S. district court in Washington, D.C. seeking an order to compel enforcement of the ITC’s May 2012 import ban against infringing Motorola products by the Bureau of Customs and Border Protection (“CBP”), after learning that CBP had failed to fully enforce the order.

In November 2010, Motorola filed an action against Microsoft in the ITC alleging infringement of five Motorola patents by Xbox consoles and accessories and seeking an exclusion order to prohibit importation of the allegedly infringing Xbox products into the U.S. At Motorola’s request, the ITC terminated its investigation as to four Motorola patents, leaving only one Motorola patent at issue. In March 2013, the ALJ ruled that there has been no violation of the remaining Motorola patent. Motorola sought ITC review of the ALJ’s determination, which the ITC denied in May 2013. Motorola has appealed the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit.

U.S. District Court

The Seattle District Court case filed in October 2010 by Microsoft as a companion to Microsoft’s ITC case against Motorola has been stayed pending the outcome of Microsoft’s ITC case.

In November 2010, Microsoft sued Motorola for breach of contract in U.S. District Court in Seattle, alleging that Motorola breached its commitments to standards-setting organizations to license to Microsoft certain patents on reasonable and non-discriminatory (“RAND”) terms and conditions. Motorola has declared these patents essential to the implementation of the H.264 video standard and the 802.11 Wi-Fi standard. In the Motorola ITC case described above and in suits described below, Motorola or a Motorola affiliate subsequently sued Microsoft on those patents in U.S. District Courts, in the ITC, and in Germany. In February 2012, the Seattle District Court granted a partial summary judgment in favor of Microsoft ruling that (1) Motorola entered into binding contractual commitments with standards organizations committing to license its declared-essential patents on RAND terms and conditions; and (2) Microsoft is a third-party beneficiary of those commitments. After trial, the Seattle District Court set per unit royalties for Motorola’s H.264 and 802.11 patents, which resulted in an immaterial Microsoft liability. In September 2013, following trial of Microsoft’s breach of contract claim, a jury awarded $14.5 million in damages to Microsoft. Motorola is expected to appeal.

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

•

Two patents (one now expired) are asserted by Motorola to be essential to implementation of the H.264 video standard, and Motorola alleges that H.264 capable products including Xbox 360, Windows 7, Media Player, and Internet Explorer infringe those patents. In May 2012, the court issued an injunction relating to all H.264 capable Microsoft products in Germany. However, due to orders in the separate litigation pending in Seattle, Washington described above, Motorola is enjoined from taking steps to enforce the German injunction. Damages would be determined in later proceedings. Microsoft has appealed the rulings of the first instance court.

PART I

Item 1

•

Motorola asserts that one patent covers certain syncing functionality in the ActiveSync protocol employed by Windows Phone 7, Outlook Mobile, Hotmail Mobile, Exchange Online, Exchange Server, and Hotmail Server. In April 2013, the court stayed the case pending the outcome of parallel proceedings in which Microsoft is seeking to invalidate the patent.

•	Microsoft may be able to mitigate the adverse impact of any injunction issued and enforced by altering its products to avoid Motorola’s infringement claims.

•	Any damages would be determined in separate proceedings.

In lawsuits Microsoft filed in Germany in 2011 and 2012, Microsoft asserts Motorola Android devices infringe Microsoft patents and is seeking damages and injunctions. In 2012, regional courts in Germany issued injunctions on three of the patents Microsoft asserts. Motorola appealed each of the cases to the regional appellate court where one judgment has been affirmed and the other two are still pending. One of Microsoft’s cases is still pending in the regional court. Microsoft is taking steps to enforce the injunctions and ensure compliance. Damages will be determined in later proceedings. Microsoft has pending appeals on two of the four cases it lost in the regional court. Separately, Motorola has filed nullity actions in the German Federal Patent Court to have Microsoft’s patents declared invalid. For the cases in which Microsoft is enforcing injunctions, if Motorola were to prevail on its appeal of the infringement judgment or its nullity action, Motorola could have a claim against Microsoft for damages caused by an erroneously granted injunction.

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

Other patent and intellectual property claims

In addition to these cases, there are approximately 70 other patent infringement cases pending against Microsoft.

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

As of September 30, 2013, we had accrued aggregate liabilities of $301 million in other current liabilities and $167 million in other long-term liabilities for all of our legal matters that were contingencies as of that date. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $200 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

Other Commitments

On September 2, 2013, we announced that we entered into a definitive agreement to acquire substantially all of Nokia’s Devices & Services business, license Nokia’s patents, and license and use Nokia’s mapping services. Under the terms of the agreement, we agreed to pay €3.79 billion (approximately $5.0 billion) to purchase substantially all of Nokia’s Devices & Services business, and €1.65 billion (approximately $2.2 billion) to license Nokia’s patents, for a total transaction price of €5.44 billion (approximately $7.2 billion) in cash. We intend to draw upon our overseas cash resources to fund the acquisition. In connection with this agreement, on September 23, 2013 we provided Nokia €1.5 billion ($2.0 billion) of financing in the form of convertible notes, which are included in short-term investments on our balance sheet. Nokia will repay these notes from the proceeds of the acquisition upon closing. We expect the acquisition will close in the first calendar quarter of 2014, subject to approval by Nokia’s shareholders, regulatory approvals, and other closing conditions.

PART I

Item 1

In February 2013, we announced that we agreed to lend $2.0 billion to the group that has proposed to take Dell private upon the closing of their merger transaction. On September 12, 2013, Dell announced shareholder approval of the merger transaction.

NOTE 14 — STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock through our share repurchase program, during the periods presented:

(In millions)

Three Months Ended September 30,	2013	2012

Shares of common stock repurchased	47	33
Value of common stock repurchased	$1,500	$1,000

Excluded from this table are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. We repurchased all shares with cash resources. On September 16, 2013, our Board of Directors approved a $40.0 billion share repurchase program, which replaced the share repurchase program that expired September 30, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

September 16, 2013	$0.28	November 21, 2013	$2,337	December 12, 2013
September 18, 2012	$0.23	November 15, 2012	$1,933	December 13, 2012

The dividend declared on September 16, 2013 was included in other current liabilities as of September 30, 2013.

PART I

Item 1

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)

Three Months Ended September 30,	2013	2012

Derivatives

Accumulated other comprehensive income balance, beginning of period	$66	$92
Unrealized losses, net of tax effects of $(2) and $(11)	(8)	(23)

Reclassification adjustments for gains included in revenue	(19)	(35)
Tax expense included in provision for income taxes	1	13

Amounts reclassified from accumulated other comprehensive income	(18)	(22)

Net current period other comprehensive loss	(26)	(45)

Accumulated other comprehensive income balance, end of period	$40	$47

Investments

Accumulated other comprehensive income balance, beginning of period	$1,794	$1,431
Unrealized gains, net of tax effects of $490 and $143	947	264

Reclassification adjustments for losses included in other income (expense)	7	15
Tax benefit included in provision for income taxes	(2)	(5)

Amounts reclassified from accumulated other comprehensive income	5	10

Net current period other comprehensive income	952	274

Accumulated other comprehensive income balance, end of period	$2,746	$1,705

Translation adjustments and other

Accumulated other comprehensive loss balance, beginning of period	$(117)	$(101)
Translation adjustments and other, net of tax effects of $33 and $91	62	169

Accumulated other comprehensive income (loss) balance, end of period	$(55)	$68

Accumulated other comprehensive income, end of period	$2,731	$1,820

NOTE 16 — SEGMENT INFORMATION

In its operation of the business, management, including our chief operating decision maker, the company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segment information within this note is reported on that basis.

During the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. As a result of these changes, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2014, we are reporting our financial performance based on our new segments; Devices and Consumer (“D&C”) Licensing, D&C Hardware, D&C Other, Commercial Licensing, and Commercial Other. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during the current fiscal year. Our reportable segments are described below.

Devices and Consumer

Our D&C segments develop and market products and services designed to entertain and connect people, increase personal productivity, help people simplify tasks and make more informed decisions online, and help advertisers connect with audiences. Our D&C segments are:

•

D&C Licensing, comprising: Windows, including all original equipment manufacturer (“OEM”) licensing (“Windows OEM”) and other non-volume licensing and academic volume licensing of the Windows operating

PART I

Item 1

system and related software (collectively, “Consumer Windows”); non-volume licensing of Microsoft Office, comprising the core Office product set, for consumers (“Consumer Office”); Windows Phone, including related patent licensing; and certain other patent licensing revenue;

•

D&C Hardware, comprising: the Xbox 360 gaming and entertainment console and accessories, second-party and third-party video games, and Xbox LIVE subscriptions (“Xbox Platform”); Surface; and Microsoft PC accessories; and

•

D&C Other, comprising: Resale, including Windows Store, Xbox LIVE transactions, and the Windows Phone Marketplace; search advertising; display advertising; Subscription, comprising Office 365 (“O365”) Home Premium; Studios, comprising first-party video games; our retail stores; and certain other consumer products and services not included in the categories above.

Commercial

Our Commercial segments develop and market software and services designed to increase individual, team, and organization productivity and efficiency, and to simplify everyday tasks through seamless operations across the user’s hardware and software. Our Commercial segments are:

•

Commercial Licensing, comprising: server products, including Windows Server, Microsoft SQL Server, Visual Studio, and System Center; Windows Embedded; volume licensing of the Windows operating system, excluding academic (“Commercial Windows”); Microsoft Office for business, including Office, Exchange, SharePoint, and Lync (“Commercial Office”); Client Access Licenses, which provide access rights to certain server products (“CAL”); Microsoft Dynamics business solutions, excluding Dynamics CRM Online; and Skype; and

•

Commercial Other, comprising: Enterprise Services, including Premier product support services and Microsoft Consulting Services; Cloud Services, comprising O365, excluding O365 Home Premium (“Commercial O365”), other Microsoft Office online offerings, Dynamics CRM Online, and Windows Azure; and certain other commercial products and online services not included in the categories above.

Revenue and cost of revenue are generally directly attributed to our segments. Certain revenue contracts are allocated among the segments based on the relative value of the underlying products and services. Cost of revenue is directly charged to the D&C Hardware segment. For the remaining segments, cost of revenue is directly charged in most cases and allocated in certain cases, generally using a relative revenue methodology.

We do not allocate operating expenses to our segments. Rather, we allocate them to our two segment groups, Devices and Consumer and Commercial. Due to the integrated structure of our business, allocations of expenses are made in certain cases to incent cross-collaboration among our segment groups so that a segment group is not solely burdened by the cost of a mutually beneficial activity as we seek to deliver seamless experiences across devices, whether on premise or in the cloud.

Operating expenses are attributed to our segment groups as follows:

•	Sales and marketing expenses are primarily recorded directly to each segment group based on identified customer segment.

•

Research and development expenses are primarily shared across the segment groups based on relative gross margin but are mapped directly in certain cases where the value of the expense only accrues to that segment group.

•	General and administrative expenses are primarily allocated based on relative gross margin.

Certain corporate-level activity is not allocated to our segment groups, including costs of: legal, including expenses, settlements, and fines; information technology; human resources; finance; and excise taxes.

PART I

Item 1

Segment revenue and gross margin were as follows during the periods presented:

(In millions)

Three Months Ended September 30,		2013	2012

Revenue

Devices and Consumer	Licensing	$4,343	$4,678
	Hardware	1,485	1,084
	Other	1,635	1,400

	Total Devices and Consumer	$7,463	$7,162
Commercial	Licensing	$9,594	$8,945
	Other	1,603	1,248

	Total Commercial	$11,197	$10,193
Corporate and Other		(131)	(1,347)

Total revenue		$18,529	$16,008

(In millions)

Three Months Ended September 30,		2013	2012

Gross Margin

Devices and Consumer	Licensing	$3,925	$4,103
	Hardware	206	448
	Other	352	362

	Total Devices and Consumer	$4,483	$4,913
Commercial	Licensing	$8,801	$8,183
	Other	275	105

	Total Commercial	$9,076	$8,288
Corporate and Other		(144)	(1,361)

Total gross margin		$13,415	$11,840

Following is operating expenses by segment group. As discussed above, we do not allocate operating expenses below cost of revenue to our segments.

(In millions)

Three Months Ended September 30,	2013	2012

Devices and Consumer	$2,288	$2,062
Commercial	4,022	3,635
Corporate and Other	771	835

Total operating expenses	$7,081	$6,532

Following is operating income by segment group.

(In millions)

Three Months Ended September 30,	2013	2012

Devices and Consumer	$2,195	$2,851
Commercial	5,054	4,653
Corporate and Other	(915)	(2,196)

Total operating income	$6,334	$5,308

PART I

Item 1

Corporate and Other operating income includes adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Significant Corporate and Other activity was as follows:

(In millions)

Three Months Ended September 30,	2013	2012

Corporate (a)	$(775)	$(798)
Other (adjustments to U.S. GAAP):
Revenue reconciling amounts (b)	(131)	(1,347)
Cost of revenue reconciling amounts	(13)	(14)
Operating expenses reconciling amounts	4	(37)

Total Corporate and Other	$(915)	$(2,196)

(a)	Corporate is presented on the basis of our internal accounting policies and excludes the adjustments to U.S. GAAP that are presented separately in those line items.

(b)

Revenue reconciling amounts for the three months ended September 30, 2012 included $1.2 billion related to the deferral of revenue associated with pre-sales of Windows 8 to OEMs and retailers and sales of Windows 7 with an option to upgrade to Windows 8 and $189 million associated with revenue deferred on sales of the previous version of the Microsoft Office system with a guarantee to be upgraded to the new Office at minimal or no cost and pre-sales of the new Office to OEMs and retailers before general availability. Revenue reconciling amounts for the three months ended September 30, 2013 included $113 million of revenue deferrals, primarily related to pre-sales of Windows 8.1 to OEMs.

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is charged to the respective segment. It is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of September 30, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2013 and 2012. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 30, 2013 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

October 24, 2013

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

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2013 and our financial statements and accompanying Notes to Financial Statements in this Form 10-Q.

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

Devices with end-user services

We work with an ecosystem of partners to deliver a broad spectrum of Windows devices. In some cases we build our own devices, as we have chosen to do with Xbox and Surface. In all of our work with partners and on our own devices, we focus on delivering seamless services and experiences across devices. As consumer services and hardware advance, we

PART I

Item 2

expect they will continue to better complement one another, connecting the devices people use daily to unique communications, productivity, and entertainment services from Microsoft and our partners and developers around the world.

Windows 8 reflects this shift. Launched in October 2012, Windows 8 was designed to unite the light, thin, and convenient aspects of a tablet with the power of a PC. The Windows 8 operating system includes the Windows Store, which offers a large and growing number of applications from Microsoft and partners for both business and consumer customers. The general availability of Windows 8.1, which will enable new hardware and further the integration with other Microsoft services, started on October 17, 2013.

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

To address these opportunities, businesses look to our world-class business applications like Office, Exchange, SharePoint, Lync, Yammer, Microsoft Dynamics, and our business intelligence solutions. They rely on our technology to manage employee corporate identity and to protect their corporate data. And, increasingly, businesses of all sizes are looking to Microsoft to realize the benefits of the cloud.

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

PART I

Item 2

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

Economic Conditions, Challenges, and Risks

The market for software, devices, and cloud-based services is dynamic and highly competitive. Some of our traditional businesses such as the Windows operating system are in a period of transition. Our competitors are developing new devices and deploy competing cloud-based services for consumers and businesses. The devices and form factors customers prefer evolve rapidly, and influence how users access services in the cloud and in some cases the user’s choice of which suite of cloud-based services to use. The Windows ecosystem must continue to evolve and adapt, over an extended time, in pace with this changing environment. To support our strategy of offering a family of devices and services designed to empower our customers for the activities they value most, we announced a change in our organizational structure in July 2013. Through this realignment our goal is to become more nimble, collaborative, communicative, motivated, and decisive. Even if we achieve these benefits, the investments we are making in devices and infrastructure to support our cloud-based services will increase our operating costs and may decrease our operating margins.

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

Aggregate demand for our software, services, and hardware is correlated to global macroeconomic factors, which remain dynamic. See a discussion of these factors and other risks under Risk Factors (Part II, Item 1A of this Form 10-Q).

Unearned Revenue

Quarterly and annual revenue may be impacted by the deferral of revenue. See the discussions within Corporate and Other below regarding:

•	revenue deferred on pre-sales of Windows 8.1 to original equipment manufacturers (“OEMs”) and retailers before general availability (“Windows 8.1 Pre-Sales”);

•

revenue deferred on sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price (the “Windows Upgrade Offer”) and pre-sales of Windows 8 to OEMs and retailers before general availability (collectively, the “Windows Deferral”); and

•

revenue deferred on sales of the previous version of the Microsoft Office system, with a guarantee to be upgraded to the new Office at minimal or no cost (the “Office Upgrade Offer”) and pre-sales of the new Office to OEMs and retailers before general availability (collectively, the “Office Deferral”).

If our customers elect to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Reportable Segments

The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 16 – Segment Information of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the U.S. (“U.S. GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other. Operating expenses are not allocated to our segments.

PART I

Item 2

During the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. As a result of these changes, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, we have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during the current fiscal year. Our reportable segments are described below.

Devices and Consumer (“D&C”)

Our D&C segments develop and market products and services designed to entertain and connect people, increase personal productivity, help people simplify tasks and make more informed decisions online, and help advertisers connect with audiences. Our D&C segments are:

•

D&C Licensing, comprising: Windows, including all OEM licensing (“Windows OEM”) and other non-volume licensing and academic volume licensing of the Windows operating system and related software (collectively, “Consumer Windows”); non-volume licensing of Microsoft Office, comprising the core Office product set, for consumers (“Consumer Office”); Windows Phone, including related patent licensing; and certain other patent licensing revenue;

•

D&C Hardware, comprising: the Xbox 360 gaming and entertainment console and accessories, second-party and third-party video games, and Xbox LIVE subscriptions (“Xbox Platform”); Surface; and Microsoft PC accessories; and

•

D&C Other, comprising: Resale, including Windows Store, Xbox LIVE transactions, and the Windows Phone Marketplace; search advertising; display advertising; Subscription, comprising Office 365 (“O365”) Home Premium; Studios, comprising first-party video games; our retail stores; and certain other consumer products and services not included in the categories above.

Commercial

Our Commercial segments develop and market software and services designed to increase individual, team, and organization productivity and efficiency, and to simplify everyday tasks through seamless operations across the user’s hardware and software. Our Commercial segments are:

•

Commercial Licensing, comprising: server products, including Windows Server, Microsoft SQL Server, Visual Studio, and System Center; Windows Embedded; volume licensing of the Windows operating system, excluding academic (“Commercial Windows”); Microsoft Office for business, including Office, Exchange, SharePoint, and Lync (“Commercial Office”); Client Access Licenses, which provide access rights to certain server products (“CAL”); Microsoft Dynamics business solutions, excluding Dynamics CRM Online; and Skype; and

•

Commercial Other, comprising: Enterprise Services, including Premier product support services and Microsoft Consulting Services; Cloud Services, comprising O365, excluding O365 Home Premium (“Commercial O365”), other Microsoft Office online offerings, Dynamics CRM Online, and Windows Azure; and certain other commercial products and online services not included in the categories above.

SUMMARY RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2013	2012

Revenue	$18,529	$16,008	16%
Operating income	$6,334	$5,308	19%
Diluted earnings per share	$0.62	$0.53	17%

Revenue increased, mainly due to higher Commercial Licensing, D&C Hardware, and Commercial Other revenue. Revenue was also impacted by the timing of revenue deferrals.

PART I

Item 2

Operating income increased, reflecting higher revenue and lower general and administrative expenses, offset in part by higher cost of revenue, sales and marketing expenses, and research and development expenses. Key changes in cost of revenue and operating expenses were:

•	Cost of revenue increased $946 million or 23%, primarily due to Surface product costs, as well as higher datacenter and headcount-related expenses.

•

Sales and marketing expenses increased $359 million or 12%, due mainly to increased advertising of Windows Phone 8 and Surface and higher headcount-related expenses, as well as due to higher fees paid to third-party enterprise software advisors.

•	Research and development expenses increased $307 million or 12%, due mainly to higher capitalization of certain costs in the prior year.

•	General and administrative expenses decreased $117 million or 10%, primarily due to lower legal charges.

SEGMENT RESULTS OF OPERATIONS

Devices and Consumer

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2013	2012
Revenue

Licensing	$4,343	$4,678	(7)%
Hardware	1,485	1,084	37%
Other	1,635	1,400	17%

Total revenue	$7,463	$7,162	4%

Gross Margin

Licensing	$3,925	$4,103	(4)%
Hardware	206	448	(54)%
Other	352	362	(3)%

Total gross margin	$4,483	$4,913	(9)%

Devices and Consumer revenue increased $301 million or 4%, reflecting continued adoption of the Windows platform, including customer adoption of new Windows-enabled devices. Devices and Consumer gross margin declined $430 million or 9%, due mainly to our preparation for new product launches.

D&C Licensing

D&C Licensing revenue decreased $335 million or 7%, due mainly to lower revenue from licenses of Windows OEM and Consumer Office, offset in part by increased Windows Phone revenue. Windows OEM revenue declined $237 million or 7%, reflecting a 22% decrease in OEM non-Pro revenue, offset in part by a 6% increase in OEM Pro revenue. Consumer Office revenue declined $217 million or 23%. These decreases resulted primarily from the impact on revenue of a decline in consumer demand. In the case of Consumer Office, the decline was also influenced by the transition of customers to O365 Home Premium, offset by increased levels of Office attached to devices shipped. Windows Phone revenue increased $102 million, including an increase in patent licensing revenue.

D&C Licensing gross margin decreased $178 million or 4%, due to decreased revenue, offset in part by a $157 million or 27% decrease in cost of revenue. D&C Licensing cost of revenue decreased, due mainly to lower traffic acquisition costs.

D&C Hardware

D&C Hardware revenue increased $401 million or 37%, due primarily to Surface revenue of $400 million. The general availability of Surface RT and Surface Pro started October 26, 2012 and February 9, 2013, respectively.

D&C Hardware gross margin decreased $242 million or 54%, due to a $643 million or 101% increase in cost of revenue, offset in part by higher revenue. D&C Hardware cost of revenue increased, primarily due to $645 million higher Surface cost of revenue. Surface product costs increased with higher volumes sold, while other costs grew as we ready inventory lines for the Surface 2 launch and the holiday sales cycle.

PART I

Item 2

D&C Other

D&C Other revenue increased $235 million or 17%, due mainly to higher advertising revenue, which increased $106 million or 13%. Search advertising revenue growth was offset in part by a decline in display advertising revenue. Search advertising revenue increased 47%, due primarily to increased revenue per search resulting from ongoing improvements in ad products and higher search volume, offset in part by lower display advertising revenue, which was down 31%, due mainly to a decline in Outlook.com advertising revenue. D&C Other revenue also increased $129 million or 21%, primarily due to higher volumes of content resold through our online platforms.

D&C Other gross margin decreased slightly, due to a $245 million or 24% increase in cost of revenue, substantially offset by higher revenue. D&C Other cost of revenue increased, due mainly to a $99 million or 20% increase in advertising cost of revenue, reflecting increased investment in online infrastructure and higher traffic acquisition costs. D&C Other cost of revenue also increased, due mainly to royalty costs on higher volumes of resale transactions.

Commercial

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2013	2012
Revenue

Licensing	$9,594	$8,945	7%
Other	1,603	1,248	28%

Total revenue	$11,197	$10,193	10%

Gross Margin

Licensing	$8,801	$8,183	8%
Other	275	105	162%

Total gross margin	$9,076	$8,288	10%

Commercial revenue increased $1.0 billion or 10%, reflecting growth in our traditional businesses as well as adoption by customers of our cloud services. Commercial gross margin increased $788 million or 10%, in line with revenue growth.

Commercial Licensing

Commercial Licensing revenue increased $649 million or 7%, due primarily to increased revenue from our server, CAL, and Office licenses offset in part by the transition of customers to Commercial O365. Annuity revenue grew 8% driven by growth in revenue from volume licensing with Software Assurance. Non-annuity revenue grew 4% driven by increased sales of Office and SQL Server.

Commercial Licensing gross margin increased $618 million or 8%, due to higher revenue, offset in part by a $31 million or 4% increase in cost of revenue.

Commercial Other

Commercial Other revenue increased $355 million or 28%, due to higher Cloud Services revenue and Enterprise Services revenue. Cloud Services revenue grew $261 million or 103%, due mainly to higher revenue from Commercial O365. Enterprise Services revenue grew $93 million or 9%, due to growth in both Premier product support and consulting services.

Commercial Other gross margin increased $170 million or 162%, due to higher revenue, offset in part by a $185 million or 16% increase in cost of revenue. The increase in cost of revenue was due mainly to higher datacenter expenses, reflecting investment in online operations infrastructure, and increased headcount-related expenses due to higher headcount.

PART I

Item 2

Corporate and Other

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2013	2012

Revenue	$(131)	$(1,347)	90%
Gross margin	$(144)	$(1,361)	89%

Corporate and Other revenue comprises certain revenue deferrals, including those related to product and service upgrade offers and pre-sales of new products to OEMs prior to general availability.

Corporate and Other revenue increased $1.2 billion or 90%, primarily due to the timing of revenue deferrals. During the first quarter of fiscal year 2014, we deferred $113 million of revenue, primarily related to Windows 8.1 Pre-Sales. During the first quarter of fiscal year 2013, we deferred $1.2 billion and $189 million of revenue related to the Windows Deferral and Office Deferral, respectively.

Corporate and Other gross margin increased $1.2 billion or 89%, due mainly to increased revenue.

COST OF REVENUE

Cost of Revenue

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2013	2012

Cost of revenue	$5,114	$4,168	23%
As a percent of revenue	28%	26%	2ppt

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

Cost of revenue increased, primarily due to a $645 million increase in Surface product costs, as well as higher datacenter and headcount-related expenses. Datacenter expenses increased $185 million or 51%, reflecting investment in online operations infrastructure. Headcount-related expenses increased $132 million or 13%, largely related to increased headcount within our Commercial Other segment.

PART I

Item 2

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2013	2012

Research and development	$2,767	$2,460	12%
As a percent of revenue	15%	15%	0ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Research and development expenses increased, primarily reflecting higher capitalization of certain costs in the prior year, mainly related to Office 2013 and Windows 8.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2013	2012

Sales and marketing	$3,304	$2,945	12%
As a percent of revenue	18%	18%	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Sales and marketing expenses increased, the largest driver of which was a $111 million or 37% increase in advertising, largely for Windows Phone 8 and Surface. Sales and marketing expenses also increased due to higher headcount-related expenses, largely related to our retail stores, and higher fees paid to third-party enterprise software advisors.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2013	2012

General and administrative	$1,010	$1,127	(10)%
As a percent of revenue	5%	7%	(2)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

General and administrative expenses decreased, due mainly to a $73 million decrease in legal charges.

PART I

Item 2

OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)

Three Months Ended September 30,	2013	2012

Dividends and interest income	$179	$159
Interest expense	(118)	(95)
Net recognized losses on investments	(7)	(15)
Net gains (losses) on derivatives	(86)	4
Net gains (losses) on foreign currency remeasurements	26	(29)
Other	80	202

Total	$74	$226

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

Net gains on derivatives decreased due to lower gains on commodity derivatives and higher losses on foreign exchange derivatives in the current period as compared to the comparable period. Other reflects recognized gains on divestitures, including the gain recognized upon the divestiture of our 50% share in the MSNBC joint venture in fiscal year 2013.

INCOME TAXES

Our effective tax rates were approximately 18% and 19% for the three months ended September 30, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

This quarter’s effective tax rate was lower than the prior year’s first quarter effective tax rate, primarily due to foreign earnings taxed at lower tax rates.

Tax contingencies and other tax liabilities were $9.0 billion and $9.4 billion as of September 30, 2013 and June 30, 2013, respectively, and were included in other long-term liabilities. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of September 30, 2013, the primary unresolved issue related to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2012.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2012, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $80.7 billion as of September 30, 2013, compared with $77.0 billion as of June 30, 2013. Equity and other investments were $12.0 billion as of September 30, 2013 compared to $10.8

PART I

Item 2

billion as of June 30, 2013. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities. While we own certain mortgage-backed and asset-backed fixed-income securities, our portfolio as of September 30, 2013 does not contain direct exposure to subprime mortgages or structured vehicles that derive their value from subprime collateral. The majority of our mortgage-backed securities are collateralized by prime residential mortgages and carry a 100% principal and interest guarantee, primarily from Federal National Mortgage Association, Federal Home Loan Mortgage Corporation, and Government National Mortgage Association.

We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. Our gross exposures to our customers and investments in Portugal, Italy, Ireland, Greece, and Spain are individually and collectively not material.

Of the cash, cash equivalents, and short-term investments at September 30, 2013, approximately $76.0 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was approximately $1.0 billion. As of September 30, 2013, approximately 88% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 4% were invested in corporate notes and bonds of U.S. companies, and approximately 2% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $582 million as of September 30, 2013. Our average and maximum securities lending payable balances for the three months ended September 30, 2013 were $595 million and $765 million, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

PART I

Item 2

Cash Flows

Cash flows from operations decreased slightly by $279 million or 3%, to $8.2 billion, primarily due to changes in working capital. Cash used in financing increased $682 million or 25%, to $3.4 billion, due mainly to $1.0 billion in debt repayments, a $556 million increase in cash used for common stock repurchases, and a $240 million increase in dividends paid, partially offset by $1.3 billion in issuances of commercial paper. Cash used in investing decreased $3.1 billion or 40%, to $4.6 billion, due mainly to a $2.3 billion decrease in cash used for net investment purchases, sales, and maturities, and a $1.1 billion decrease in cash used for acquisition of companies and purchases of intangible and other assets, partially offset by a $628 million increase in capital expenditures for property and equipment.

Debt

As of September 30, 2013, we had $15.9 billion of issued and outstanding debt, comprising $1.3 billion of commercial paper and $14.6 billion of long-term debt, including the current portion.

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

Short-term debt

As of September 30, 2013, we had $1.3 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.10% and maturities of 70 to 98 days. The estimated fair value of this commercial paper approximates its carrying value.

In June 2013, we entered into a $1.3 billion credit facility, which serves as a back-up for our commercial paper. As of September 30, 2013, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreement. The credit facility expires on June 24, 2018. No amounts were drawn against the credit facility since its inception.

Long-term debt

As of September 30, 2013, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $14.6 billion and $14.5 billion, respectively. This is compared to a carrying value and estimated fair value of $15.6 billion and $15.8 billion, respectively, as of June 30, 2013. These estimated fair values are based on Level 2 inputs.

PART I

Item 2

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of September 30, 2013:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

June 1, 2014	$2,000	2.950%	3.049%
September 25, 2015	1,750	1.625%	1.795%
February 8, 2016	750	2.500%	2.642%
November 15, 2017	600	0.875%	1.084%
May 1, 2018	450	1.000%	1.106%
June 1, 2019	1,000	4.200%	4.379%
October 1, 2020	1,000	3.000%	3.137%
February 8, 2021	500	4.000%	4.082%
November 15, 2022	750	2.125%	2.239%
May 1, 2023	1,000	2.375%	2.465%
May 2, 2033 (a)	745	2.625%	2.690%
June 1, 2039	750	5.200%	5.240%
October 1, 2040	1,000	4.500%	4.567%
February 8, 2041	1,000	5.300%	5.361%
November 15, 2042	900	3.500%	3.571%
May 1, 2043	500	3.750%	3.829%

Total	$14,695

(a)	In April 2013, we issued €550 million of debt securities.

The notes are senior unsecured obligations and rank equally with our other unsecured and unsubordinated debt outstanding. Interest on the notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of September 30, 2013, the aggregate unamortized discount for our long-term debt, including the current portion, was $63 million.

Unearned Revenue

Unearned revenue at September 30, 2013 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue at September 30, 2013 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions and prepaid points; OEM minimum commitments; Microsoft Dynamics business solutions products; Skype prepaid credits and subscriptions; Office 365 Home Premium subscriptions; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of September 30, 2013:

(In millions)

Three Months Ending,

December 31, 2013	$8,039
March 31, 2014	6,148
June 30, 2014	3,417
September 30, 2014	981
Thereafter	1,629

Total	$20,214

PART I

Item 2

Share Repurchases

During the three months ended September 30, 2013, we repurchased 46.8 million shares of Microsoft common stock for $1.5 billion under the share repurchase plan we announced on September 22, 2008. All repurchases were made using cash resources. On September 16, 2013, our Board of Directors approved a new $40.0 billion share repurchase program, which replaced the share repurchase program that expired September 30, 2013. The new share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

(in millions)

September 16, 2013	$ 0.28	November 21, 2013	$ 2,337	December 12, 2013
September 18, 2012	$ 0.23	November 15, 2012	$ 1,933	December 13, 2012

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

Other Planned Uses of Capital

On September 2, 2013, we announced that we entered into a definitive agreement to acquire substantially all of Nokia Corporation’s (“Nokia”) Devices & Services business, license Nokia’s patents, and license and use Nokia’s mapping services. Under the terms of the agreement, we agreed to pay €3.79 billion (approximately $5.0 billion) to purchase substantially all of Nokia’s Devices & Services business, and €1.65 billion (approximately $2.2 billion) to license Nokia’s patents, for a total transaction price of €5.44 billion (approximately $7.2 billion) in cash. We intend to draw upon our overseas cash resources to fund the acquisition. In connection with this agreement, on September 23, 2013 we provided Nokia €1.5 billion ($2.0 billion) of financing in the form of convertible notes, which are included in short-term investments on our balance sheet. Nokia will repay these notes from the proceeds of the acquisition upon closing. We expect the acquisition will close in the first calendar quarter of 2014, subject to approval by Nokia’s shareholders, regulatory approvals, and other closing conditions.

In February 2013, we announced that we agreed to lend $2.0 billion to the group that has proposed to take Dell private upon the closing of their merger transaction. On September 12, 2013, Dell announced shareholder approval of the merger transaction.

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

PART I

Item 2

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

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities such as business acquisitions and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital in the U.S. through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. We have borrowed funds domestically and continue to believe we have the ability to do so at reasonable interest rates.

RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, repurchase agreements, and securities lending arrangements that are either offset or subject to an enforceable master netting arrangement, or similar agreements. We adopted this new guidance beginning July 1, 2013. Adoption of this new guidance resulted only in changes to the presentation of Note 5 – Derivatives in the Notes to the Financial Statements.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of AOCI. This new guidance requires entities to present (either on the face of the income statement or in the notes) the effects on the line items of the income statement for amounts reclassified out of AOCI. We adopted this new guidance beginning July 1, 2013. Adoption of this new guidance resulted only in changes to the presentation of Note 15 – Accumulated Other Comprehensive Income in the Notes to the Financial Statements.

Recent Accounting Guidance Not Yet Adopted

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

PART I

Item 2

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

Windows 8.1 will enable new hardware, further the integration with other Microsoft services and address customer issues with Windows 8, and will be provided to Windows 8 customers when available at no additional charge. We evaluated Windows 8.1 and determined that it did not meet the definition of an upgrade and thus have not deferred revenue related to this update. Windows 8.1 revenue was deferred for pre-sales of Windows 8.1 to original equipment manufacturers and retailers before general availability.

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

PART I

Item 2, 3

SEGMENT RESULTS OF OPERATIONS – FISCAL YEAR 2013 REPORTABLE SEGMENT PRESENTATION

To assist the reader in assessing the impact of our change in segments, in addition to the segment information provided in the Notes to Financial Statements, we have provided this quarter’s results of operations on the same basis as our historical reporting. Segment revenue and operating income (loss) reported in conformity with the fiscal year 2013 reportable segment presentation in our MD&A were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2013	2012

Revenue

Windows Division	$4,468	$3,244
Server and Tools	5,052	4,553
Online Services Division	872	697
Microsoft Business Division	5,991	5,501
Entertainment and Devices Division	2,070	1,947
Corporate and other	76	66

Consolidated revenue	$18,529	$16,008

Operating Income (Loss)

Windows Division	$2,129	$1,651
Server and Tools	2,026	1,739
Online Services Division	(321)	(364)
Microsoft Business Division	3,859	3,650
Entertainment and Devices Division	(15)	21
Corporate and other	(1,344)	(1,389)

Consolidated operating income	$6,334	$5,308

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

PART I, PART II

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

The following table sets forth the one-day VaR for substantially all of our positions as of September 30, 2013 and June 30, 2013 and for the three months ended September 30, 2013:

(In millions)

	September 30, 2013	June 30, 2013	Three Months Ended September 30, 2013

Risk Categories			Average	High	Low

Foreign currency	$ 230	$199	$207	$254	$184
Interest rate	$ 83	$85	$87	$90	$83
Equity	$ 240	$181	$202	$240	$179
Commodity	$ 19	$19	$20	$21	$19

Total one-day VaR for the combined risk categories was $421 million at September 30, 2013 and $350 million at June 30, 2013. The total VaR is 26% less at September 30, 2013, and 28% less at June 30, 2013 than the sum of the separate risk categories in the above table due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 – Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

PART II

Item 1A

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

PART II

Item 1A

investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically.

In October 2012, we launched Windows 8, a major new release of our operating system, which seeks to deliver a unique user experience through well-integrated software, hardware, and services. In October 2013, we released the Windows 8.1 update. The success of Windows 8 depends on a number of factors including the extent to which customers embrace the new user interface and functionality, successfully coordinating with our OEM partners in releasing a variety of hardware devices that take advantage of new features, pricing Windows 8-based devices competitively, and attracting developers at scale to ensure a competitive array of quality applications. The marketing costs we are incurring to promote Windows 8 and associated services and devices may reduce our operating margins.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business.    We expect to continue making acquisitions or entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we experience difficulty integrating new employees, business systems, and technology, or that the transaction diverts management’s attention from our other businesses. In September 2013, we announced an agreement with Nokia Corporation to acquire its Devices & Services business, including patent licensing and financing agreements. Factors that may prevent us from realizing the financial and other benefits from this transaction include: our inability to close the acquisition, or Nokia’s inability to repay the financing and the acquisition doesn’t close; the response to the acquisition by the customers, employees, and strategic and business partners of Nokia’s Devices & Services business; the extent to which we achieve anticipated operating efficiencies and cost savings, and anticipated smart device and mobile phone market share targets; the overall growth rates for the smart device and mobile phone markets; ongoing downward pressure on prices for mobile devices; unanticipated restructuring expenses; any restrictions or limitations imposed by regulatory authorities; our management and organizational changes resulting from acquisition of Nokia’s Devices & Services business; the ability to retain key Nokia personnel; our effectiveness in integrating the Nokia Devices & Services business with Microsoft’s businesses; the response of existing Microsoft smart devices original equipment manufacturers; and risks related to the Nokia Devices & Services international operations. This and other acquisitions provide opportunities to enhance our existing products and services; their success will depend in part on our ability to provide compelling experiences that distinguish us from our competitors in both consumer and business markets. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than anticipated or may not be realized. These events could adversely affect our operating results or financial condition.

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

PART II

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

PART II

Item 1A

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

Our business depends on our ability to attract and retain talented employees.    Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we are less successful in our recruiting efforts, or if we are unable to retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. In August 2013, Steve Ballmer announced he would retire as Chief Executive Officer within 12 months. Our ability to execute our business strategies and retain key executives may be adversely affected by uncertainty associated with the transition to a successor CEO.

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

Adverse economic or market conditions may harm our business.    Unfavorable changes in economic conditions, including inflation, recession, or other changes in economic conditions, may result in lower IT spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our revenue will be adversely affected. A substantial amount of our revenue comes from U.S. government contracts. An extended federal government shutdown resulting from the failure to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, as well as other budgetary decisions limiting or delaying federal government spending generally, could reduce government IT spending on our products and services and adversely affect our revenues. Our product distribution system also relies on an extensive partner and retail network. OEMs building devices that run our software have also been a significant means of distribution. The impact of economic conditions on our partners, such as the bankruptcy of a major distributor, OEM, or retailer, could result in sales channel disruption. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, allowances for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A significant part of our investment portfolio consists of U.S. government securities. If global credit and equity

PART II

Item 1A

markets experience prolonged periods of decline, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results.

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

Our hardware and software products may experience quality or supply problems.    Our vertically-integrated hardware products such as the Xbox console, Surface, and other hardware devices we design and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. We obtain some components of our hardware devices from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the amount of capacity available to us. If a component delivery from a sole-source supplier is delayed or becomes unavailable or industry shortages occur, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox consoles and Surface are assembled in Asia; disruptions in the supply chain may result in shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.    We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could result in an impairment of goodwill or intangibles. Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations. For example, in the fourth quarter of fiscal year 2012, we recorded a $6.2 billion charge for the impairment of goodwill in our previous Online Services Division business (Devices and Consumer Other under our current segment structure).

PART II

Item 1A, 2

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	(a) Total Number of Shares Purchased	(b) Average Price Paid per Share	(c) Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	(d) Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

July 1, 2013 – July 31, 2013	0	n/a	0	$ 3,614
August 1, 2013 – August 31, 2013	0	n/a	0	$ 3,614
September 1, 2013 – September 30, 2013	46,841,590	$ 32.03	46,841,590	$ 2,114

	46,841,590		46,841,590

During the three months ended September 30, 2013, we repurchased 46.8 million shares of Microsoft common stock for $1.5 billion using cash resources. The repurchases occurred in the open market and pursuant to a trading plan under Rule 10b5-1 of the Securities Exchange Act of 1934. As of September 30, 2013, approximately $2.1 billion remained of our $40.0 billion share repurchase program that was announced in September 2008 and expired September 30, 2013.

PART II

Item 2, 6

On September 16, 2013, our Board of Directors approved a new $40.0 billion share repurchase program. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

ITEM 6. EXHIBITS

10.17*	Microsoft Corporation Executive Officer Incentive Plan (incorporated by reference to Current Report on Form 8-K filed on September 23, 2013)

10.20*	Form of Executive Officer Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan (Section 162(m) Performance-Based Awards) (incorporated by reference to Current Report on Form 8-K filed on September 23, 2013)

10.21*	Form of Executive Officer Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan (Executive Incentive Program – Service-Based) (incorporated by reference to Current Report on Form 8-K filed on September 23, 2013)

10.22*	Senior Executive Severance Benefit Plan (incorporated by reference to Current Report on Form 8-K filed on September 26, 2013)

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement

**	Furnished, not filed.

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

October 24, 2013