Form 10-Q
period 2013-12-31
MICROSOFT CORP
filed 2014-01-23
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2013

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 17, 2014

Common Stock, $0.00000625 par value per share	8,300,723,725 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2013

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Revenue	$24,519	$21,456	$43,048	$37,464
Cost of revenue	8,284	5,692	13,398	9,860

Gross margin	16,235	15,764	29,650	27,604
Operating expenses:
Research and development	2,748	2,528	5,515	4,988
Sales and marketing	4,283	4,309	7,587	7,254
General and administrative	1,235	1,156	2,245	2,283

Total operating expenses	8,266	7,993	15,347	14,525

Operating income	7,969	7,771	14,303	13,079
Other income (expense)	(91)	(1)	(17)	225

Income before income taxes	7,878	7,770	14,286	13,304
Provision for income taxes	1,320	1,393	2,484	2,461

Net income	$6,558	$6,377	$11,802	$10,843

Earnings per share:
Basic	$0.79	$0.76	$1.42	$1.29
Diluted	$0.78	$0.76	$1.40	$1.28

Weighted average shares outstanding:
Basic	8,326	8,393	8,333	8,395
Diluted	8,395	8,444	8,423	8,480

Cash dividends declared per common share	$0.28	$0.23	$0.56	$0.46

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Net income	$6,558	$6,377	$11,802	$10,843
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $1, $(5), $(2), and $(29))	43	(9)	17	(54)
Net unrealized gains on investments (net of tax effects of $245, $103, $737, and $251)	482	192	1,434	466
Translation adjustments and other (net of tax effects of $11, $2, $44 and $92)	21	3	83	172

Other comprehensive income	546	186	1,534	584

Comprehensive income	$7,104	$6,563	$13,336	$11,427

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

December 31, 2013		June 30, 2013

Assets
Current assets:
Cash and cash equivalents	$10,059	$3,804
Short-term investments (including securities loaned of $685 and $579)	73,885	73,218

Total cash, cash equivalents, and short-term investments	83,944	77,022
Accounts receivable, net of allowance for doubtful accounts of $316 and $336	15,986	17,486
Inventories	1,594	1,938
Deferred income taxes	1,328	1,632
Other	4,018	3,388

Total current assets	106,870	101,466
Property and equipment, net of accumulated depreciation of $13,686 and $12,513	11,567	9,991
Equity and other investments	14,607	10,844
Goodwill	14,680	14,655
Intangible assets, net	2,945	3,083
Other long-term assets	2,874	2,392

Total assets	$153,543	$142,431

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$5,398	$4,828
Short-term debt	300	0
Current portion of long-term debt	2,000	2,999
Accrued compensation	3,169	4,117
Income taxes	591	592
Short-term unearned revenue	17,616	20,639
Securities lending payable	748	645
Other	3,920	3,597

Total current liabilities	33,742	37,417
Long-term debt	20,676	12,601
Long-term unearned revenue	1,858	1,760
Deferred income taxes	2,377	1,709
Other long-term liabilities	9,790	10,000

Total liabilities	68,443	63,487

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,300 and 8,328	67,476	67,306
Retained earnings	14,347	9,895
Accumulated other comprehensive income	3,277	1,743

Total stockholders’ equity	85,100	78,944

Total liabilities and stockholders’ equity	$153,543	$142,431

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Operations
Net income	$6,558	$6,377	$11,802	$10,843
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	1,261	1,009	2,215	1,719
Stock-based compensation expense	591	603	1,226	1,206
Net recognized losses on investments and derivatives	47	22	140	33
Excess tax benefits from stock-based compensation	(20)	(9)	(225)	(186)
Deferred income taxes	(176)	140	228	178
Deferral of unearned revenue	9,845	10,737	17,281	18,946
Recognition of unearned revenue	(10,578)	(10,483)	(20,255)	(19,253)
Changes in operating assets and liabilities:
Accounts receivable	(4,875)	(4,488)	1,742	1,668
Inventories	1,029	(33)	362	(506)
Other current assets	(95)	150	(651)	(235)
Other long-term assets	(315)	(80)	(396)	(313)
Accounts payable	602	685	326	118
Other current liabilities	388	168	(867)	(1,119)
Other long-term liabilities	151	(18)	(310)	165

Net cash from operations	4,413	4,780	12,618	13,264

Financing
Short-term debt repayments, maturities less than 90 days, net	(712)	0	0	0
Proceeds from issuance of debt	8,262	2,232	8,850	2,232
Repayments of debt	(588)	0	(1,588)	0
Common stock issued	117	145	320	562
Common stock repurchased	(2,113)	(1,658)	(4,301)	(3,290)
Common stock cash dividends paid	(2,332)	(1,933)	(4,248)	(3,609)
Excess tax benefits from stock-based compensation	20	9	225	186
Other	(39)	(16)	(39)	(16)

Net cash from (used in) financing	2,615	(1,221)	(781)	(3,935)

Investing
Additions to property and equipment	(1,732)	(930)	(2,963)	(1,533)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(139)	(311)	(154)	(1,456)
Purchases of investments	(13,126)	(10,074)	(27,894)	(30,212)
Maturities of investments	1,451	1,989	1,798	3,248
Sales of investments	12,354	7,126	23,471	20,433
Securities lending payable	167	(393)	103	(792)

Net cash used in investing	(1,025)	(2,593)	(5,639)	(10,312)

Effect of exchange rates on cash and cash equivalents	33	15	57	62

Net change in cash and cash equivalents	6,036	981	6,255	(921)
Cash and cash equivalents, beginning of period	4,023	5,036	3,804	6,938

Cash and cash equivalents, end of period	$10,059	$6,017	$10,059	$6,017

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Common stock and paid-in capital
Balance, beginning of period	$67,230	$66,084	$67,306	$65,797
Common stock issued	117	145	320	552
Common stock repurchased	(486)	(507)	(1,607)	(1,398)
Stock-based compensation expense	591	603	1,226	1,206
Stock-based compensation income tax benefits	21	5	226	172
Other, net	3	4	5	5

Balance, end of period	67,476	66,334	67,476	66,334

Retained earnings (deficit)
Balance, beginning of period	11,680	932	9,895	(856)
Net income	6,558	6,377	11,802	10,843
Common stock cash dividends	(2,319)	(1,922)	(4,656)	(3,859)
Common stock repurchased	(1,572)	(1,151)	(2,694)	(1,892)

Balance, end of period	14,347	4,236	14,347	4,236

Accumulated other comprehensive income
Balance, beginning of period	2,731	1,820	1,743	1,422
Other comprehensive income	546	186	1,534	584

Balance, end of period	3,277	2,006	3,277	2,006

Total stockholders’ equity	$85,100	$72,576	$85,100	$72,576

See accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

In the opinion of management, the accompanying balance sheets and related interim statements of income, comprehensive income, cash flows, and stockholders’ equity include all adjustments, consisting only of normal recurring items, necessary for their fair presentation in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2013 Form 10-K and Form 8-K filed with the U.S. Securities and Exchange Commission on July 30, 2013 and November 26, 2013, respectively.

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

Recasting of Certain Prior Period Information

During the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. As a result of these changes, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2014, we are reporting our financial performance based on our new segments described in Note 16 – Segment Information. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during fiscal year 2014. This change impacted Note 8 – Goodwill, Note 12 – Unearned Revenue, and Note 16 – Segment Information, with no impact on consolidated net income or cash flows.

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

PART I

Item 1

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of accumulated other comprehensive income (“AOCI”). This new guidance requires entities to present (either on the face of the income statement or in the notes to financial statements) the effects on the line items of the income statement for amounts reclassified out of AOCI. We adopted this new guidance beginning July 1, 2013. Adoption of this new guidance resulted only in changes to the presentation of Note 15 – Accumulated Other Comprehensive Income.

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

The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Net income available for common shareholders (A)	$6,558	$6,377	$11,802	$10,843

Weighted average outstanding shares of common stock (B)	8,326	8,393	8,333	8,395
Dilutive effect of stock-based awards	69	51	90	85

Common stock and common stock equivalents (C)	8,395	8,444	8,423	8,480

Earnings Per Share

Basic (A/B)	$0.79	$0.76	$1.42	$1.29
Diluted (A/C)	$0.78	$0.76	$1.40	$1.28

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Dividends and interest income	$219	$166	$398	$325
Interest expense	(135)	(105)	(253)	(200)
Net recognized gains on investments	70	43	63	28
Net losses on derivatives	(117)	(65)	(203)	(61)
Net gains (losses) on foreign currency remeasurements	(17)	(7)	9	(36)
Other	(111)	(33)	(31)	169

Total	$(91)	$(1)	$(17)	$225

PART I

Item 1

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Other-than-temporary impairments of investments	$(30)	$(40)	$(66)	$(130)
Realized gains from sales of available-for-sale securities	144	109	258	210
Realized losses from sales of available-for-sale securities	(44)	(26)	(129)	(52)

Total	$70	$43	$63	$28

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives but excluding held-to-maturity investments, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

December 31, 2013

Cash	$2,747	$0	$0	$2,747	$2,747	$0	$0
Mutual funds	766	0	0	766	766	0	0
Commercial paper	390	0	0	390	141	249	0
Certificates of deposit	979	0	0	979	771	208	0
U.S. government and agency securities	60,824	82	(85)	60,821	452	60,369	0
Foreign government bonds	8,654	92	(44)	8,702	5,169	3,533	0
Mortgage-backed securities	1,244	40	(18)	1,266	0	1,266	0
Corporate notes and bonds	7,734	233	(37)	7,930	13	7,917	0
Municipal securities	302	25	(3)	324	0	324	0
Common and preferred stock	6,783	4,792	(118)	11,457	0	0	11,457
Other investments	1,169	0	0	1,169	0	19	1,150

Total	$91,592	$5,264	$(305)	$96,551	$10,059	$73,885	$12,607

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2013

Cash	$1,967	$0	$0	$1,967	$1,967	$0	$0
Mutual funds	868	0	0	868	868	0	0
Commercial paper	603	0	0	603	214	389	0
Certificates of deposit	994	0	0	994	609	385	0
U.S. government and agency securities	64,934	47	(84)	64,897	146	64,751	0
Foreign government bonds	900	16	(41)	875	0	875	0
Mortgage-backed securities	1,258	43	(13)	1,288	0	1,288	0
Corporate notes and bonds	4,993	169	(40)	5,122	0	5,122	0
Municipal securities	350	36	(1)	385	0	385	0
Common and preferred stock	6,931	2,938	(281)	9,588	0	0	9,588
Other investments	1,279	0	0	1,279	0	23	1,256

Total	$85,077	$3,249	$(460)	$87,866	$3,804	$73,218	$10,844

PART I

Item 1

In addition to the investments in the table above, we also own certain corporate notes that were purchased in connection with our agreement to lend $2.0 billion to the group that completed their acquisition of Dell on October 29, 2013. These corporate notes are classified as held-to-maturity investments and are included in equity and other investments on the balance sheet. As of December 31, 2013, the amortized cost and recorded basis of these corporate notes was $2.0 billion, while their estimated fair value was $1.9 billion and associated gross unrecognized holding losses were $132 million.

As of December 31, 2013 and June 30, 2013, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $450 million and $395 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

Unrealized Losses on Investments

Investments, excluding those held-to-maturity, with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2013

U.S. government and agency securities	$4,193	$(85)	$0	$0	$4,193	$(85)
Foreign government bonds	741	(32)	30	(12)	771	(44)
Mortgage-backed securities	430	(14)	66	(4)	496	(18)
Corporate notes and bonds	1,494	(36)	18	(1)	1,512	(37)
Municipal securities	42	(3)	0	0	42	(3)
Common and preferred stock	590	(72)	273	(46)	863	(118)

Total	$7,490	$(242)	$387	$(63)	$7,877	$(305)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2013

U.S. government and agency securities	$2,208	$(84)	$0	$0	$2,208	$(84)
Foreign government bonds	589	(18)	69	(23)	658	(41)
Mortgage-backed securities	357	(12)	39	(1)	396	(13)
Corporate notes and bonds	1,142	(38)	27	(2)	1,169	(40)
Municipal securities	44	(1)	0	0	44	(1)
Common and preferred stock	1,166	(168)	409	(113)	1,575	(281)

Total	$5,506	$(321)	$544	$(139)	$6,050	$(460)

As of December 31, 2013, the fair value of our held-to-maturity investments that have been in an unrecognized loss position for less than 12 months was $1.9 billion. The associated unrealized loss was $132 million. As of December 31, 2013, we did not hold any held-to-maturity investments that have been in an unrecognized loss position for 12 months or greater.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2013.

PART I

Item 1

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

December 31, 2013

Due in one year or less	$29,401	$29,480
Due after one year through five years	44,372	44,505
Due after five years through 10 years	4,633	4,670
Due after 10 years	1,721	1,757

Total (a)	$80,127	$80,412

(a)	Excludes held-to-maturity investments due October 31, 2023 with a cost basis and estimated fair value at December 31, 2013 of $2.0 billion and $1.9 billion, respectively.

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of December 31, 2013 and June 30, 2013, the total notional amounts of these foreign exchange contracts sold were $4.3 billion and $5.1 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of December 31, 2013 and June 30, 2013, the total notional amounts of these foreign exchange contracts sold were $1.8 billion and $407 million, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of December 31, 2013, the total notional amounts of these foreign exchange contracts purchased and sold were $4.6 billion and $6.9 billion, respectively. As of June 30, 2013, the total notional amounts of these foreign exchange contracts purchased and sold were $5.0 billion and $7.9 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of December 31, 2013, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.6 billion and $1.6 billion, respectively, of which $362 million and $420 million, respectively, were designated as hedging instruments. As of June 30, 2013, the total notional amounts of equity contracts purchased and sold for managing market price risk were $898 million and $1.0 billion, respectively, none of which were designated as hedging instruments.

In connection with our agreement to purchase substantially all of the Devices & Services business of Nokia Corporation (“Nokia”), on September 23, 2013, we provided to Nokia €1.5 billion ($2.0 billion) of financing in the form of convertible notes, which we have recorded as short-term investments. See further discussion in Note 13 – Contingencies. The total notional amount of derivatives related to the Nokia convertible notes was $2.1 billion as of December 31, 2013. See Note 6 – Fair Value Measurements for additional details.

PART I

Item 1

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of December 31, 2013, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.0 billion and $776 million, respectively. As of June 30, 2013, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.1 billion and $809 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of December 31, 2013 and June 30, 2013, the total notional derivative amounts of mortgage contracts purchased were $1.0 billion and $1.2 billion, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of December 31, 2013, the total notional amounts of credit contracts purchased and sold were $506 million and $470 million, respectively. As of June 30, 2013, the total notional amounts of credit contracts purchased and sold were $377 million and $501 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of December 31, 2013, the total notional amounts of commodity contracts purchased and sold were $1.3 billion and $338 million, respectively. As of June 30, 2013, the total notional amounts of commodity contracts purchased and sold were $1.2 billion and $249 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2013, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

PART I

Item 1

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

			December 31, 2013				June 30, 2013

		Assets		Liabilities			Assets	Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities	Other Long-term Liabilities	Short-term Investments	Other Current Assets	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$33	$81	$0	$(67)	$0	$41	$87	$(63)
Equity contracts	166	0	0	(17)	0	157	0	(9)
Interest rate contracts	19	0	0	(10)	0	18	0	(45)
Credit contracts	25	0	0	(17)	0	19	0	(17)
Commodity contracts	4	0	0	(1)	0	3	0	(1)

Total	$247	$81	$0	$(112)	$0	$238	$87	$(135)

Designated Hedge Derivatives

Foreign exchange contracts	$86	$90	$0	$(1)	$0	$9	$167	$0
Equity contracts	0	0	35	(45)	(26)	0	0	0

Total	$86	$90	$35	$(46)	$(26)	$9	$167	$0

Total gross amounts of derivatives	$333	$171	$35	$(158)	$(26)	$247	$254	$(135)

Gross derivatives either offset or subject to an enforceable master netting agreement	$187	$171	$35	$(151)	$(26)	$105	$254	$(97)
Gross amounts offset in the balance sheet	(63)	(52)	(35)	136	14	(72)	(9)	80

Net amounts presented in the balance sheet	$124	$119	$0	$(15)	$(12)	$33	$245	$(17)
Gross amounts not offset in the balance sheet	0	0	0	0	0	0	0	0

Net amount	$124	$119	$0	$(15)	$(12)	$33	$245	$(17)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense) the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Foreign Exchange Contracts

Derivatives	$73	$35	$59	$23
Hedged items	(74)	(35)	(61)	(21)

Total amount of ineffectiveness	$(1)	$0	$(2)	$2

Equity Contracts

Derivatives	$(10)	$0	$(10)	$0
Hedged items	10	0	10	0

Total amount of ineffectiveness	$0	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$(26)	$0	$(26)	$0

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Effective Portion

Gains (losses) recognized in OCI (net of tax effects of $2, $7, $0 and $(5))	$67	$13	$59	$(10)
Gains reclassified from AOCI into revenue	25	34	44	69

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense)	(40)	(36)	(120)	(107)

We estimate that $82 million of net derivative gains included in OCI at December 31, 2013 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended December 31, 2013.

PART I

Item 1

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

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Foreign exchange contracts	$60	$(12)	$74	$(25)
Equity contracts	(41)	15	(46)	17
Interest-rate contracts	(13)	1	0	19
Credit contracts	4	(2)	3	(9)
Commodity contracts	0	(45)	11	21

Total	$10	$(43)	$42	$23

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

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, common and preferred stock, mortgage-backed securities, U.S. agency securities, foreign government bonds, and commercial paper. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	(a)	Gross Fair Value	Netting (b)	Net Fair Value

December 31, 2013

Assets

Mutual funds	$766	$0	$0		$766	$0	$766
Commercial paper	0	390	0		390	0	390
Certificates of deposit	0	979	0		979	0	979
U.S. government and agency securities	58,963	1,858	0		60,821	0	60,821
Foreign government bonds	354	8,261	0		8,615	0	8,615
Mortgage-backed securities	0	1,267	0		1,267	0	1,267
Corporate notes and bonds	0	5,662	2,066		7,728	0	7,728
Municipal securities	0	324	0		324	0	324
Common and preferred stock	9,544	1,487	12		11,043	0	11,043
Derivatives	13	480	46		539	(150)	389

Total	$69,640	$20,708	$2,124		$92,472	$(150)	$92,322

Liabilities

Derivatives and other	$14	$99	$71		$184	$(150)	$34

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (b)	Net Fair Value

June 30, 2013

Assets

Mutual funds	$868	$0	$0	$868	$0	$868
Commercial paper	0	603	0	603	0	603
Certificates of deposit	0	994	0	994	0	994
U.S. government and agency securities	62,237	2,664	0	64,901	0	64,901
Foreign government bonds	9	851	0	860	0	860
Mortgage-backed securities	0	1,311	0	1,311	0	1,311
Corporate notes and bonds	0	4,915	19	4,934	0	4,934
Municipal securities	0	385	0	385	0	385
Common and preferred stock	8,470	717	5	9,192	0	9,192
Derivatives	12	489	0	501	(81)	420

Total	$71,596	$12,929	$24	$84,549	$(81)	$84,468

Liabilities

Derivatives and other	$14	$121	$0	$135	$(80)	$55

(a)

Level 3 assets at December 31, 2013 primarily comprised €1.5 billion principal amount of Nokia convertible notes. The valuation of these notes considers the probability of closing our purchase of Nokia’s Devices & Services business as well as an analysis of market comparable transactions and management assumptions. The probability-weighted scenarios are considered significant unobservable inputs used in the fair value measurement of both the convertible notes and the embedded derivative. Significant changes in these probabilities in isolation would significantly alter the fair value measurement for both the notes and the embedded derivative.

PART I

Item 1

(b)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

The following table reconciles the total Net Fair Value of assets above to the balance sheet presentation of these same assets in Note 4 – Investments.

(In millions)

December 31, 2013		June 30, 2013

Net fair value of assets measured at fair value on a recurring basis	$92,322	$84,468
Cash	2,747	1,967
Common and preferred stock measured at fair value on a nonrecurring basis	450	395
Other investments measured at fair value on a nonrecurring basis	1,150	1,256
Less derivative net assets classified as other current assets	(119)	(213)
Other	1	(7)

Recorded basis of investment components (a)	$96,551	$87,866

(a)	Excludes held-to-maturity investments recorded at amortized cost and measured at fair value on a nonrecurring basis.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended December 31, 2013 and 2012, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

December 31, 2013		June 30, 2013

Raw materials	$389	$328
Work in process	80	201
Finished goods	1,125	1,409

Total	$1,594	$1,938

PART I

Item 1

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	September 30, 2013		Acquisitions	Other	December 31, 2013

Devices and Consumer	Licensing	$867	$0	$1	$868
	Hardware	1,680	0	8	1,688
	Other	738	0	0	738

	Total Devices and Consumer	$3,285	$0	$9	$3,294

Commercial	Licensing	$10,071	$2	$(13)	$10,060
	Other	1,311	15	0	1,326

	Total Commercial	$11,382	$17	$(13)	11,386

Total goodwill		$14,667	$17	$(4)	$14,680

(In millions)		June 30, 2013	Acquisitions	Other	December 31, 2013

Devices and Consumer	Licensing	$866	$0	$2	$868
	Hardware	1,689	0	(1)	1,688
	Other	738	0	0	738

	Total Devices and Consumer	$3,293	$0	$1	$3,294

Commercial	Licensing	$10,051	$2	$7	$10,060
	Other	1,311	15	0	1,326

	Total Commercial	$11,362	$17	$7	11,386

Total goodwill		$14,655	$17	$8	$14,680

The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill retroactive to the periods in which the acquisitions occurred.

Any change in the goodwill amounts resulting from foreign currency translations and business dispositions are presented as “Other” in the table above.

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

PART I

Item 1

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2013			June 30, 2013

Technology-based (a)	$3,880	$(2,288)	$1,592	$3,760	$(2,110)	$1,650
Marketing-related	1,348	(256)	1,092	1,348	(211)	1,137
Contract-based	798	(675)	123	823	(688)	135
Customer-related	373	(235)	138	380	(219)	161

Total	$6,399	$(3,454)	$2,945	$6,311	$(3,228)	$3,083

(a)

Technology-based intangible assets included $165 million and $218 million as of December 31, 2013 and June 30, 2013, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $166 million and $328 million for the three and six months ended December 31, 2013, respectively, and $198 million and $376 million for the three and six months ended December 31, 2012, respectively. Amortization of capitalized software was $50 million and $96 million for the three and six months ended December 31, 2013, respectively, and $61 million and $101 million for the three and six months ended December 31, 2012, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2013:

(In millions)

Year Ending June 30,

2014 (excluding the six months ended December 31, 2013)	$338
2015	500
2016	410
2017	297
2018	259
Thereafter	1,141

Total	$2,945

NOTE 10 — DEBT

As of December 31, 2013, we had $23.0 billion of issued and outstanding debt, comprising $300 million of commercial paper and $22.7 billion of long-term debt, including the current portion.

Short-term Debt

As of December 31, 2013, we had $300 million of commercial paper issued and outstanding, with a weighted-average interest rate of 0.11% and maturities of 91 days. The estimated fair value of this commercial paper approximates its carrying value.

PART I

Item 1

In November 2013, we amended our existing credit agreement to increase our credit facility from $1.3 billion to $5.0 billion and extend the expiration date to November 14, 2018. This facility serves as a back-up for our commercial paper program. As of December 31, 2013, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreement. No amounts were drawn against the credit facility during any of the periods presented.

Long-term Debt

As of December 31, 2013, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $22.7 billion and $22.6 billion, respectively. This is compared to a carrying value and estimated fair value of $15.6 billion and $15.8 billion, respectively, as of June 30, 2013. These estimated fair values are based on Level 2 inputs.

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of December 31, 2013 and June 30, 2013:

Due Date	Face Value December 31, 2013		Face Value June 30, 2013	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

September 27, 2013	$	*	$1,000	0.875%	1.000%
June 1, 2014		2,000	2,000	2.950%	3.049%
September 25, 2015		1,750	1,750	1.625%	1.795%
February 8, 2016		750	750	2.500%	2.642%
November 15, 2017		600	600	0.875%	1.084%
May 1, 2018		450	450	1.000%	1.106%
December 6, 2018 (a)		1,250	*	1.625%	1.824%
June 1, 2019		1,000	1,000	4.200%	4.379%
October 1, 2020		1,000	1,000	3.000%	3.137%
February 8, 2021		500	500	4.000%	4.082%
December 6, 2021 (b)		2,412	*	2.125%	2.233%
November 15, 2022		750	750	2.125%	2.239%
May 1, 2023		1,000	1,000	2.375%	2.465%
December 15, 2023 (a)		1,500	*	3.625%	3.726%
December 6, 2028 (b)		2,412	*	3.125%	3.218%
May 2, 2033 (c)		757	715	2.625%	2.690%
June 1, 2039		750	750	5.200%	5.240%
October 1, 2040		1,000	1,000	4.500%	4.567%
February 8, 2041		1,000	1,000	5.300%	5.361%
November 15, 2042		900	900	3.500%	3.571%
May 1, 2043		500	500	3.750%	3.829%
December 15, 2043 (a)		500	*	4.875%	4.918%

Total		$22,781	$15,665

(a)	In December 2013, we issued $3.3 billion of debt securities.

(b)	In December 2013, we issued €3.5 billion of debt securities.

(c)	In April 2013, we issued €550 million of debt securities.

*	Not applicable.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of December 31, 2013 and June 30, 2013, the aggregate unamortized discount for our long-term debt, including the current portion, was $105 million and $65 million, respectively.

PART I

Item 1

NOTE 11 — INCOME TAXES

Our effective tax rates were approximately 17% and 18% for the three months ended December 31, 2013 and 2012, respectively, and 17% and 18% for the six months ended December 31, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

Tax contingencies and other tax liabilities were $9.2 billion and $9.4 billion as of December 31, 2013 and June 30, 2013, respectively, and were included in other long-term liabilities. While we settled a portion of the U.S. Internal Revenue Service (“I.R.S.”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of December 31, 2013, the primary unresolved issue was related to transfer pricing, which could have a significant impact on our financial statements if not resolved favorably. We believe our allowances for tax contingencies are appropriate. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2012.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2012, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows, with segments with significant balances shown separately:

(In millions)

December 31, 2013		June 30, 2013

Commercial Licensing	$15,592	$18,460
Commercial Other	2,173	2,272
Rest of the segments	1,709	1,667

Total	$19,474	$22,399

NOTE 13 — CONTINGENCIES

Antitrust, Unfair Competition, and Overcharge Class Actions

A large number of antitrust and unfair competition class action lawsuits were filed against us in various state, federal, and Canadian courts on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products between 1999 and 2005.

We obtained dismissals or reached settlements of all claims made in the United States. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. We estimate the total remaining cost of the settlements is approximately $400 million, all of which had been accrued as of December 31, 2013.

Three similar cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. In April 2011, the British Columbia Court of Appeal reversed the class certification ruling and dismissed the case, holding that indirect purchasers do not have a claim. The plaintiffs appealed the decision to the Canadian Supreme Court. In October 2013, the Supreme Court reversed and reinstated part of the British Columbia case, which is now proceeding. The other two actions were inactive pending action by the Supreme Court on the British Columbia case.

PART I

Item 1

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. (“Novell”) filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. After the trial court dismissed or granted summary judgment on a number of Novell’s claims, trial of the one remaining claim took place from October to December 2011, and resulted in a mistrial. In July 2012, the trial court granted Microsoft’s motion for judgment as a matter of law. Novell appealed this decision to the U.S. Court of Appeals for the Tenth Circuit, which affirmed the trial court’s decision in September 2013. The Court of Appeals denied Novell’s request for rehearing and en banc review.

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

International Trade Commission

In May 2012, the ITC issued a limited exclusion order against Motorola on one Microsoft patent, which became effective on July 18, 2012. Microsoft appealed certain aspects of the ITC rulings adverse to Microsoft, and Motorola has appealed the ITC exclusion order, to the Court of Appeals for the Federal Circuit. In October 2013, the Court of Appeals ruled in Microsoft’s favor on one additional patent (since expired) and, in December 2013, affirmed the ITC’s exclusion order.

In July 2013, Microsoft filed an action in U.S. District Court in Washington, D.C. seeking an order to compel enforcement of the ITC’s May 2012 import ban against infringing Motorola products by the Bureau of Customs and Border Protection (“CBP”), after learning that CBP had failed to fully enforce the order.

In November 2010, Motorola filed an action against Microsoft in the ITC alleging infringement of five Motorola patents by Xbox consoles and accessories and seeking an exclusion order to prohibit importation of the allegedly infringing Xbox products into the U.S. At Motorola’s request, the ITC terminated its investigation as to four Motorola patents, leaving only one Motorola patent at issue. In March 2013, the administrative law judge (“ALJ”) ruled that there has been no violation of the remaining Motorola patent. Motorola sought ITC review of the ALJ’s determination, which the ITC denied in May 2013. Motorola has appealed the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit.

U.S. District Court

The Seattle District Court case filed in October 2010 by Microsoft as a companion to Microsoft’s ITC case against Motorola has been stayed pending the outcome of Microsoft’s ITC case.

In November 2010, Microsoft sued Motorola for breach of contract in U.S. District Court in Seattle, alleging that Motorola breached its commitments to standards-setting organizations to license to Microsoft certain patents on reasonable and non-discriminatory (“RAND”) terms and conditions. Motorola has declared these patents essential to the implementation of the H.264 video standard and the 802.11 Wi-Fi standard. In the Motorola ITC case described above and in suits described below, Motorola or a Motorola affiliate subsequently sued Microsoft on those patents in U.S. District Courts, in the ITC, and in Germany. In February 2012, the Seattle District Court granted a partial summary judgment in favor of Microsoft ruling that (1) Motorola entered into binding contractual commitments with standards organizations committing to license its declared-essential patents on RAND terms and conditions; and (2) Microsoft is a third-party beneficiary of those commitments. After trial, the Seattle District Court set per unit royalties for Motorola’s H.264 and 802.11 patents, which resulted in an immaterial Microsoft liability. In September 2013, following trial of Microsoft’s breach of contract claim, a jury awarded $14.5 million in damages to Microsoft. Motorola has appealed.

Cases filed by Motorola in Wisconsin, California, and Florida, with the exception of one currently stayed case in Wisconsin (a companion case to Motorola’s ITC action), have been transferred to the U.S District Court in Seattle.

PART I

Item 1

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

•

Motorola asserts that one patent covers certain syncing functionality in the ActiveSync protocol employed by Windows Phone 7, Outlook Mobile, Hotmail Mobile, Exchange Online, Exchange Server, and Hotmail Server. In April 2013, the court stayed the case pending the outcome of parallel proceedings in which Microsoft is seeking to invalidate the patent. In November 2013, the Federal Patent Court invalidated the patent in relevant part. Motorola has appealed.

•	Microsoft may be able to mitigate the adverse impact of any injunction issued and enforced by altering its products to avoid Motorola’s infringement claims.

•	Any damages would be determined in separate proceedings.

In lawsuits Microsoft filed in Germany in 2011 and 2012, Microsoft asserts Motorola Android devices infringe Microsoft patents and is seeking damages and injunctions. In 2012, regional courts in Germany issued injunctions on three of the patents Microsoft asserts. Motorola has appealed each of these cases. One judgment has been affirmed on appeal (and Motorola has further appealed), and the other two appeals are still pending. In actions filed separately by Motorola to invalidate these patents, the Federal Patent court in November and December 2013 held invalid two of the patents on which Microsoft had obtained injunctions. Microsoft has appealed. One of Microsoft’s cases seeking an injunction is still pending in the first instance court. For the cases in which Microsoft obtained injunctions, if Motorola were to prevail following all appeals, Motorola could have a claim against Microsoft for damages caused by an erroneously granted injunction.

United Kingdom

In December 2011, Microsoft filed an action against Motorola in the High Court of Justice, Chancery Division, Patents Court, in London, England, seeking to revoke the UK part of the European patent asserted by Motorola in Germany against the ActiveSync protocol. In February 2012, Motorola counterclaimed alleging infringement of the patent and seeking damages and an injunction. A trial took place in December 2012, and the court ruled that Motorola’s patent is invalid and revoked. The court also ruled that the patent, even if valid, would be licensed under the grant-back clause in Google’s ActiveSync license. Motorola appealed and the appeals court affirmed the lower court’s ruling in Microsoft’s favor in November 2013.

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

As of December 31, 2013, we had accrued aggregate liabilities of $397 million in other current liabilities and $115 million in other long-term liabilities for all of our legal matters that were contingencies as of that date. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $600 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

Other Commitments

On September 2, 2013, we announced that we entered into a definitive agreement to acquire substantially all of Nokia’s Devices & Services business, license Nokia’s patents, and license and use Nokia’s mapping services (the “Agreement”). Under the terms of the Agreement, we agreed to pay €3.79 billion (approximately $5.0 billion) to purchase substantially all of Nokia’s Devices & Services business, and €1.65 billion (approximately $2.2 billion) to license Nokia’s patents, for a total transaction price of €5.44 billion (approximately $7.2 billion) in cash. We intend to draw upon our overseas cash resources to fund the acquisition. In connection with the Agreement, on September 23, 2013, we provided Nokia €1.5 billion ($2.0 billion) of financing in the form of convertible notes, which are included in short-term investments on our balance sheet. Nokia will repay these notes from the proceeds of the acquisition upon closing. Nokia’s shareholders approved the Agreement on November 19, 2013. We expect the acquisition will close in the first calendar quarter of 2014, subject to regulatory approvals and other closing conditions.

NOTE 14 — STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock through our share repurchase program, during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Shares of common stock repurchased	53	58	100	91
Value of common stock repurchased	$2,000	$1,607	$3,500	$2,607

Excluded from this table are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. We repurchased all shares with cash resources. On September 16, 2013, our Board of Directors approved a $40.0 billion share repurchase program, which replaced the share repurchase program that expired September 30, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of December 31, 2013, approximately $38.0 billion remained of our $40.0 billion share repurchase program.

PART I

Item 1

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2014

September 16, 2013	$0.28	November 21, 2013	$2,332	December 12, 2013
November 19, 2013	$0.28	February 20, 2014	$2,324	March 13, 2014

Fiscal Year 2013

September 18, 2012	$0.23	November 15, 2012	$1,933	December 13, 2012
November 28, 2012	$0.23	February 21, 2013	$1,925	March 14, 2013

The estimate of the amount to be paid as a result of the November 19, 2013 declaration was included in other current liabilities as of December 31, 2013.

PART I

Item 1

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Derivatives

Accumulated other comprehensive income balance, beginning of period	$40	$47	$66	$92
Unrealized gains (losses), net of tax effects of $2, $7, $0, and $(4)	67	13	59	(10)

Reclassification adjustments for gains included in revenue	(25)	(34)	(44)	(69)
Tax expense included in provision for income taxes	1	12	2	25

Amounts reclassified from accumulated other comprehensive income	(24)	(22)	(42)	(44)

Net current period other comprehensive income (loss)	43	(9)	17	(54)

Accumulated other comprehensive income balance, end of period	$83	$38	$83	$38

Investments

Accumulated other comprehensive income balance, beginning of period	$2,746	$1,705	$1,794	$1,431
Unrealized gains, net of tax effects of $270, $118, $760, and $261	527	220	1,474	484

Reclassification adjustments for gains included in other income (expense)	(70)	(43)	(63)	(28)
Tax expense included in provision for income taxes	25	15	23	10

Amounts reclassified from accumulated other comprehensive income	(45)	(28)	(40)	(18)

Net current period other comprehensive income	482	192	1,434	466

Accumulated other comprehensive income balance, end of period	$3,228	$1,897	$3,228	$1,897

Translation adjustments and other

Accumulated other comprehensive income (loss) balance, beginning of period	$(55)	$68	$(117)	$(101)
Translation adjustments and other, net of tax effects of $11, $2, $44, and $92	21	3	83	172

Accumulated other comprehensive income (loss) balance, end of period	$(34)	$71	$(34)	$71

Accumulated other comprehensive income, end of period	$3,277	$2,006	$3,277	$2,006

NOTE 16 — SEGMENT INFORMATION

In its operation of the business, management, including our chief operating decision maker, the company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segment information within this note is reported on that basis.

During the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. As a result of these changes, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2014, we are reporting our financial performance based on our new segments; Devices and Consumer (“D&C”) Licensing, D&C Hardware, D&C Other, Commercial Licensing, and Commercial Other. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during fiscal year 2014. Our reportable segments are described below.

PART I

Item 1

Devices and Consumer

Our D&C segments develop, market, and support products and services designed to entertain and connect people, increase personal productivity, help people simplify tasks and make more informed decisions online, and help advertisers connect with audiences. Our D&C segments are:

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

•

D&C Hardware, comprising: Xbox gaming and entertainment consoles and accessories, second-party and third-party video game royalties, and Xbox LIVE subscriptions (“Xbox Platform”); Surface; and Microsoft PC accessories; and

•

D&C Other, comprising: Resale, including Windows Store, Xbox LIVE transactions, and Windows Phone Store; search advertising; display advertising; Subscription, comprising Office 365 Home Premium; Studios, comprising first-party video games; our retail stores; and certain other consumer products and services not included in the categories above.

Commercial

Our Commercial segments develop, market, and support software and services designed to increase individual, team, and organizational productivity and efficiency, including simplifying everyday tasks through seamless operations across the user’s hardware and software. Our Commercial segments are:

•

Commercial Licensing, comprising: server products, including Windows Server, Microsoft SQL Server, Visual Studio, and System Center; Windows Embedded; volume licensing of the Windows operating system, excluding academic (“Commercial Windows”); Microsoft Office for business, including Office, Exchange, SharePoint, and Lync (“Commercial Office”); Client Access Licenses, which provide access rights to certain server products (“CAL”); Microsoft Dynamics business solutions, excluding Dynamics CRM Online; and Skype; and

•

Commercial Other, comprising: Enterprise Services, including Premier Support Services and Microsoft Consulting Services; Cloud Services, comprising Office 365, excluding Office 365 Home Premium (“Commercial Office 365”), other Microsoft Office online offerings, Dynamics CRM Online, and Windows Azure; and certain other commercial products and online services not included in the categories above.

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

We do not allocate operating expenses to our segments. Rather, we allocate them to our two segment groups, D&C and Commercial. Due to the integrated structure of our business, allocations of expenses are made in certain cases to incent cross-collaboration among our segment groups so that a segment group is not solely burdened by the cost of a mutually beneficial activity as we seek to deliver seamless experiences across devices, whether on premise or in the cloud.

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

Certain corporate-level activity is not allocated to our segment groups, including costs of: legal, including expenses, settlements, and fines; information technology; human resources; corporate finance; and excise taxes.

PART I

Item 1

Segment revenue and gross margin were as follows during the periods presented:

(In millions)		Three Months Ended December 31,		Six Months Ended December 31,

		2013	2012	2013	2012

Revenue

Devices and Consumer	Licensing	$5,384	$5,703	$9,727	$10,381
	Hardware	4,729	2,808	6,214	3,892
	Other	1,793	1,999	3,428	3,399

	Total Devices and Consumer	$11,906	$10,510	$19,369	$17,672

Commercial	Licensing	$10,888	$10,135	$20,482	$19,080
	Other	1,780	1,389	3,383	2,637

	Total Commercial	$12,668	$11,524	$23,865	$21,717
Corporate and Other		(55)	(578)	(186)	(1,925)

Total revenue		$24,519	$21,456	$43,048	$37,464

Gross Margin

Devices and Consumer	Licensing	$4,978	$5,131	$8,903	$9,234
	Hardware	411	762	617	1,210
	Other	431	886	783	1,248

	Total Devices and Consumer	$5,820	$6,779	$10,303	$11,692

Commercial	Licensing	$10,077	$9,326	$18,878	$17,509
	Other	415	216	690	321

	Total Commercial	$10,492	$9,542	$19,568	$17,830
Corporate and Other		(77)	(557)	(221)	(1,918)

Total gross margin		$16,235	$15,764	$29,650	$27,604

Following is operating expenses by segment group. As discussed above, we do not allocate operating expenses below cost of revenue to our segments.

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Devices and Consumer	$3,178	$3,227	$5,466	$5,289
Commercial	4,189	3,846	8,211	7,481
Corporate and Other	899	920	1,670	1,755

Total operating expenses	$8,266	$7,993	$15,347	$14,525

Following is operating income (loss) by segment group.

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Devices and Consumer	$2,642	$3,552	$4,837	$6,403
Commercial	6,303	5,696	11,357	10,349
Corporate and Other	(976)	(1,477)	(1,891)	(3,673)

Total operating income	$7,969	$7,771	$14,303	$13,079

PART I

Item 1

Corporate and Other operating loss includes adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP generally relate to revenue recognition, income statement classification, and depreciation.

Corporate and Other activity was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Corporate (a)	$(892)	$(886)	$(1,667)	$(1,684)
Other (adjustments to U.S. GAAP):
Revenue reconciling amounts (b)	(55)	(578)	(186)	(1,925)
Cost of revenue reconciling amounts	(22)	21	(35)	7
Operating expenses reconciling amounts	(7)	(34)	(3)	(71)

Total Corporate and Other	$(976)	$(1,477)	$(1,891)	$(3,673)

(a)	Corporate is presented on the basis of our internal accounting policies and excludes the adjustments to U.S. GAAP that are presented separately in those line items.

(b)

Revenue reconciling amounts for the three months ended December 31, 2013 included $150 million of revenue deferrals related to sales of certain devices bundled with other products and services (“Bundled Offerings”), offset in part by the recognition of $105 million of previously deferred revenue related to pre-sales of Windows 8.1 to OEMs and retailers before general availability (“Windows 8.1 Pre-Sales”).

Revenue reconciling amounts for the three months ended December 31, 2012 included: the recognition of $783 million of previously deferred revenue related to pre-sales of Windows 8 to OEMs and retailers before general availability (“Windows 8 Pre-Sales”); a net $161 million of revenue deferred related to sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price (the “Windows Upgrade Offer”); $689 million of revenue deferred related to sales of the previous version of the Microsoft Office system with a guarantee to be upgraded to the new Office at minimal or no cost (the “Office Upgrade Offer”) and a net $99 million of revenue deferred related to pre-sales of the new Office to OEMs and retailers before general availability (“Office Pre-Sales”)(collectively, the “Office Deferral”); and $380 million of revenue deferred related to sales of video games with the right to receive specified software upgrades/enhancements (the “Video Game Deferral”).

Revenue reconciling amounts for the six months ended December 31, 2013 included $150 million of revenue deferrals related to Bundled Offerings.

Revenue reconciling amounts for the six months ended December 31, 2012 includes: $977 million of revenue deferred related to the Office Deferral; a net $545 million of revenue deferred related to the Windows Upgrade Offer; and $380 million of revenue deferred related to the Video Game Deferral.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of December 31, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2013 and 2012. These interim financial statements are the responsibility of the Corporation’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of Microsoft Corporation and subsidiaries as of June 30, 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 30, 2013 (November 26, 2013 as to the effects of the retrospective adjustments described in Notes 1, 5, 10, 14, 19 and 21) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2013 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

January 23, 2014

PART I

Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Note About Forward-Looking Statements

Certain statements in this report, other than purely historical information, including estimates, projections, statements relating to our business plans, objectives and expected operating results, and the assumptions upon which those statements are based, are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties which may cause actual results to differ materially from the forward-looking statements. We describe risks and uncertainties that could cause actual results and events to differ materially from such forward-looking statements in “Risk Factors” (Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3), and “Management’s Discussion and Analysis” (Part I, Item 2). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2013, our Form 8-K filed on November 26, 2013, and our financial statements and accompanying Notes to Financial Statements in this Form 10-Q.

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

PART I

Item 2

Devices with end-user services

We work with an ecosystem of partners to deliver a broad spectrum of Windows devices. In some cases we build our own devices, as we have chosen to do with Xbox and Surface. Xbox One was released on November 22, 2013. Surface RT and Surface Pro were released October 26, 2012 and February 9, 2013, respectively, and Surface 2 and Surface Pro 2 were released October 22, 2013.

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

Windows 8 reflects this shift. Launched in October 2012, Windows 8 was designed to unite the light, thin, and convenient aspects of a tablet with the power of a PC. The Windows 8 operating system includes the Windows Store, which offers a large and growing number of applications from Microsoft and partners for both business and consumer customers. The general availability of Windows 8.1, which enables new hardware and furthers the integration with other Microsoft services, started on October 17, 2013.

Going forward, our strategy will focus on creating a family of devices and services for individuals and businesses that empower people around the globe at home, at work, and on the go, for the activities they value most. This strategy will require investment in datacenters and other infrastructure to support our devices and services, and will bring continued competition with Apple, Google, and other well-established and emerging competitors. We believe our history of powering devices such as Windows PCs and Xbox, as well as our experience delivering high-value experiences through Office and other applications, will position us for future success.

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

PART I

Item 2

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

•

Establishing our Windows platform across the PC, tablet, phone, server, and additional devices, as well as cloud, to drive a thriving ecosystem of developers, unify the cross-device user experience, and increase agility when bringing new advances to market.

•	Delivering new high-value experiences with improvements in how people learn, work, play, and interact with one another.

We believe the breadth of our devices and services portfolio, our large, global partner and customer base, and the growing Windows ecosystem position us to be a leader in these areas.

Economic Conditions, Challenges, and Risks

The market for software, devices, and cloud-based services is dynamic and highly competitive. Some of our traditional businesses such as the Windows operating system are in a period of transition. Our competitors are developing new devices and deploy competing cloud-based services for consumers and businesses. The devices and form factors customers prefer evolve rapidly, and influence how users access services in the cloud and in some cases the user’s choice of which suite of cloud-based services to use. The Windows ecosystem must continue to evolve and adapt over an extended time in pace with this changing environment. To support our strategy of offering a family of devices and services designed to empower our customers for the activities they value most, we announced a change in our organizational structure in July 2013. Through this realignment, our goal is to become more nimble, collaborative, communicative, motivated, and decisive. Even if we achieve these benefits, the investments we are making in devices and infrastructure to support our cloud-based services will increase our operating costs and may decrease our operating margins.

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

Unearned Revenue

Quarterly and annual revenue may be impacted by the deferral of revenue. See the discussions within Corporate and Other below regarding:

•	revenue deferred on certain devices bundled with other products and services (“Bundled Offerings”);

•	revenue deferred on pre-sales of Windows 8.1 to original equipment manufacturers (“OEMs”) and retailers before general availability (“Windows 8.1 Pre-Sales”);

•

revenue deferred on sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price (the “Windows Upgrade Offer”) and pre-sales of Windows 8 to OEMs and retailers before general availability (collectively, the “Windows Deferral”);

PART I

Item 2

•

revenue deferred on sales of the previous version of the Microsoft Office system with a guarantee to be upgraded to the new Office at minimal or no cost (the “Office Upgrade Offer”) and pre-sales of the new Office to OEMs and retailers before general availability (collectively, the “Office Deferral”); and

•	revenue deferred on sales of video games with the right to receive specified software upgrades/enhancements (the “Video Game Deferral”).

If our customers elect to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Reportable Segments

The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 16 – Segment Information in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the U.S. (“U.S. GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other. Operating expenses are not allocated to our segments.

During the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. As a result of these changes, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, we have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during fiscal year 2014. Our reportable segments are described below.

Devices and Consumer (“D&C”)

Our D&C segments develop, market, and support products and services designed to entertain and connect people, increase personal productivity, help people simplify tasks and make more informed decisions online, and help advertisers connect with audiences. Our D&C segments are:

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

•

D&C Hardware, comprising: Xbox gaming and entertainment consoles and accessories, second-party and third-party video game royalties, and Xbox LIVE subscriptions (“Xbox Platform”); Surface; and Microsoft PC accessories; and

•

D&C Other, comprising: Resale, including Windows Store, Xbox LIVE transactions, and Windows Phone Store; search advertising; display advertising; Subscription, comprising Office 365 Home Premium; Studios, comprising first-party video games; our retail stores; and certain other consumer products and services not included in the categories above.

Commercial

Our Commercial segments develop, market, and support software and services designed to increase individual, team, and organizational productivity and efficiency, including simplifying everyday tasks through seamless operations across the user’s hardware and software. Our Commercial segments are:

•

Commercial Licensing, comprising: server products, including Windows Server, Microsoft SQL Server, Visual Studio, and System Center; Windows Embedded; volume licensing of the Windows operating system, excluding academic (“Commercial Windows”); Microsoft Office for business, including Office, Exchange, SharePoint, and Lync (“Commercial Office”); Client Access Licenses, which provide access rights to certain server products (“CAL”); Microsoft Dynamics business solutions, excluding Dynamics CRM Online; and Skype; and

•

Commercial Other, comprising: Enterprise Services, including Premier Support Services and Microsoft Consulting Services; Cloud Services, comprising Office 365, excluding Office 365 Home Premium (“Commercial Office 365”), other Microsoft Office online offerings, Dynamics CRM Online, and Windows Azure; and certain other commercial products and online services not included in the categories above.

PART I

Item 2

SUMMARY RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2013	2012		2013	2012

Revenue	$24,519	$21,456	14%	$43,048	$37,464	15%
Operating income	$7,969	$7,771	3%	$14,303	$13,079	9%
Diluted earnings per share	$0.78	$0.76	3%	$1.40	$1.28	9%

Three months ended December 31, 2013 compared with three months ended December 31, 2012

Revenue increased $3.1 billion or 14%, due mainly to higher D&C Hardware and Commercial Licensing revenue.

Operating income increased $198 million or 3%, reflecting higher revenue, offset in part by higher cost of revenue and research and development expenses. Key changes in cost of revenue and operating expenses were:

•	Cost of revenue increased $2.6 billion or 46%, primarily due to higher volumes of Xbox and Surface sold, as well as higher datacenter expenses.

•

Research and development expenses increased $220 million or 9%, due mainly to increased investment in new products and services in our Devices and Studios and Applications and Services engineering groups.

Six months ended December 31, 2013 compared with six months ended December 31, 2012

Revenue increased $5.6 billion or 15%, primarily due to higher D&C Hardware and Commercial Licensing revenue.

Operating income increased $1.2 billion or 9%, reflecting higher revenue, offset in part by higher cost of revenue, research and development expenses, and sales and marketing expenses. Key changes in cost of revenue and operating expenses were:

•	Cost of revenue increased $3.5 billion or 36%, primarily due to higher volumes of Xbox and Surface sold, as well as higher datacenter expenses.

•

Research and development expenses increased $527 million or 11%, due mainly to higher capitalization of certain costs in the prior year, as well as increased investment in new products and services in our Devices and Studios and Applications and Services engineering groups.

•	Sales and marketing expenses increased $333 million or 5%, due mainly to higher advertising costs and increased investment in our retail stores.

PART I

Item 2

SEGMENT RESULTS OF OPERATIONS

Devices and Consumer

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2013	2012		2013	2012

Revenue

Licensing	$5,384	$5,703	(6)%	$9,727	$10,381	(6)%
Hardware	4,729	2,808	68%	6,214	3,892	60%
Other	1,793	1,999	(10)%	3,428	3,399	1%

Total revenue	$11,906	$10,510	13%	$19,369	$17,672	10%

Gross Margin

Licensing	$4,978	$5,131	(3)%	$8,903	$9,234	(4)%
Hardware	411	762	(46)%	617	1,210	(49)%
Other	431	886	(51)%	783	1,248	(37)%

Total gross margin	$5,820	$6,779	(14)%	$10,303	$11,692	(12)%

Three months ended December 31, 2013 compared with three months ended December 31, 2012

D&C revenue increased $1.4 billion or 13%, reflecting the release of Xbox One, Surface 2, and Surface Pro 2, as well as continued adoption of other Windows-enabled devices. Consumer Office revenue was impacted by the transition of customers to Office 365 Home Premium. D&C gross margin decreased $959 million or 14%, due mainly to the timing of the releases of new products and the shift from on-premise offerings to cloud-based offerings, offset in part by higher Windows Phone revenue. We released Xbox One, Surface 2, and Surface Pro 2 in the current year and Windows 8 and Halo 4 in the prior year.

Six months ended December 31, 2013 compared with six months ended December 31, 2012

D&C revenue increased $1.7 billion or 10%, reflecting the release of Xbox One, Surface 2, and Surface Pro 2, as well as continued adoption of other Windows-enabled devices. Consumer Office revenue was impacted by the transition of customers to Office 365 Home Premium. D&C gross margin decreased $1.4 billion or 12%, due mainly to the timing of the releases of new products and the shift from on-premise offerings to cloud-based offerings, offset in part by higher Windows Phone revenue.

D&C Licensing

Three months ended December 31, 2013 compared with three months ended December 31, 2012

D&C Licensing revenue decreased $319 million or 6%, due mainly to lower revenue from licenses of Windows and Consumer Office, offset in part by increased Windows Phone revenue. Retail and other sales of Windows declined $264 million or 69%, due mainly to the release of Windows 8 in the prior year. Windows OEM revenue declined $109 million or 3%, reflecting a 12% increase in OEM Pro revenue, offset by continued softness in the consumer PC market. Consumer Office revenue declined $244 million or 24%, reflecting the transition of customers to Office 365 Home Premium as well as continued softness in the consumer PC market. Windows Phone revenue increased $340 million or 50%, reflecting higher sales of Windows Phone licenses and an increase in mobile phone patent licensing revenue.

D&C Licensing gross margin decreased $153 million or 3%, due to decreased revenue, offset in part by a $166 million or 29% decrease in cost of revenue. D&C Licensing cost of revenue decreased, due mainly to a decline in traffic acquisition costs.

Six months ended December 31, 2013 compared with six months ended December 31, 2012

D&C Licensing revenue decreased $654 million or 6%, due mainly to lower revenue from licenses of Windows and Consumer Office, offset in part by increased Windows Phone revenue. Windows OEM revenue declined $346 million or 5%, reflecting a 9% increase in OEM Pro revenue, offset by continued softness in the consumer PC market. Retail and other sales of Windows declined $274 million or 54%, due mainly to the release of Windows 8 in the prior year. Consumer Office revenue declined $473 million or 25%, reflecting the transition of customers to Office 365 Home Premium as well as continued softness in the consumer PC market. Windows Phone revenue increased $440 million or 46%, reflecting an increase in mobile phone patent licensing revenue and higher sales of Windows Phone licenses.

PART I

Item 2

D&C Licensing gross margin decreased $331 million or 4%, due to decreased revenue, offset in part by a $323 million or 28% decrease in cost of revenue. D&C Licensing cost of revenue decreased, due mainly to a $223 million decline in traffic acquisition costs.

D&C Hardware

Three months ended December 31, 2013 compared with three months ended December 31, 2012

D&C Hardware revenue increased $1.9 billion or 68%, due primarily to $1.2 billion or 54% higher Xbox Platform revenue. Surface revenue was $893 million for the three months ended December 31, 2013. Xbox Platform revenue increased due to the release of Xbox One. We sold 7.4 million Xbox consoles during the second quarter of fiscal 2014, compared with 5.9 million Xbox consoles during the second quarter of fiscal year 2013. Surface revenue increased due to higher number of units sold, including sales of Surface 2 and Surface Pro 2.

D&C Hardware gross margin decreased $351 million or 46%, due to a $2.3 billion or 111% increase in cost of revenue, offset in part by higher revenue. Xbox Platform cost of revenue increased $1.6 billion. Surface cost of revenue was $932 million for the three months ended December 31, 2013. Xbox Platform cost of revenue increased due mainly to higher volumes of consoles sold and additional costs associated with the release of Xbox One. Surface cost of revenue increased with higher volumes sold, including sales of Surface 2 and Surface Pro 2.

Six months ended December 31, 2013 compared with six months ended December 31, 2012

D&C Hardware revenue increased $2.3 billion or 60%, due primarily to $1.2 billion or 36% higher Xbox Platform revenue. Surface revenue was $1.3 billion for the six months ended December 31, 2013. Xbox Platform revenue increased due to the release of Xbox One. We sold 8.6 million Xbox consoles during the first half of fiscal year 2014 compared with 7.5 million Xbox consoles during the first half of fiscal year 2013. Surface revenue increased due to higher number of units sold, including sales of Surface 2 and Surface Pro 2.

D&C Hardware gross margin decreased $593 million or 49%, due to a $2.9 billion or 109% increase in cost of revenue, offset in part by higher revenue. Xbox Platform cost of revenue increased $1.5 billion. Surface cost of revenue was $1.6 billion for the six months ended December 31, 2013. Xbox Platform cost of revenue increased due mainly to higher volumes of consoles sold and additional costs associated with the release of Xbox One. Surface cost of revenue increased with higher volumes sold, including sales of Surface 2 and Surface Pro 2.

D&C Other

Three months ended December 31, 2013 compared with three months ended December 31, 2012

D&C Other revenue decreased $206 million or 10%, due mainly to decreased revenue from first-party video games, offset in part by an increase in online advertising revenue. First-party video games revenue decreased $291 million or 58%, due mainly to the release of Halo 4 in the second quarter of fiscal year 2013. Online advertising revenue increased $59 million or 6%. Search advertising revenue increased 34%, due primarily to increased revenue per search resulting from ongoing improvements in ad products and higher search volume, offset in part by lower display advertising revenue, which was down 32%, due mainly to a decline in Outlook.com advertising revenue.

D&C Other gross margin decreased $455 million or 51%, due to a $249 million or 22% increase in cost of revenue as well as lower revenue. D&C Other cost of revenue grew, due mainly to a $165 million or 29% increase in online advertising cost of revenue, reflecting greater investment in online infrastructure and higher traffic acquisition costs. D&C Other cost of revenue also increased due to higher resale transaction costs.

Six months ended December 31, 2013 compared with six months ended December 31, 2012

D&C Other revenue increased $29 million or 1%, due mainly to higher online advertising revenue, offset by a $287 million decrease in first-party video games revenue due to the release of Halo 4 in the second quarter of fiscal year 2013. Online advertising revenue increased $165 million or 9%. Search advertising revenue increased 40%, due primarily to increased revenue per search resulting from ongoing improvements in ad products and higher search volume, offset in part by lower display advertising revenue, which was down 31%, due mainly to a decline in Outlook.com advertising revenue.

PART I

Item 2

D&C Other gross margin decreased $465 million or 37%, due to a $494 million or 23% increase in cost of revenue, offset in part by higher revenue. D&C Other cost of revenue grew, due mainly to a $265 million or 25% increase in online advertising cost of revenue, reflecting greater investment in online infrastructure and higher traffic acquisition costs. D&C Other cost of revenue also increased due to $198 million higher resale transactions costs.

Commercial

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2013	2012		2013	2012

Revenue

Licensing	$10,888	$10,135	7%	$20,482	$19,080	7%
Other	1,780	1,389	28%	3,383	2,637	28%

Total revenue	$12,668	$11,524	10%	$23,865	$21,717	10%

Gross Margin

Licensing	$10,077	$9,326	8%	$18,878	$17,509	8%
Other	415	216	92%	690	321	115%

Total gross margin	$10,492	$9,542	10%	$19,568	$17,830	10%

Three months ended December 31, 2013 compared with three months ended December 31, 2012

Commercial revenue increased $1.1 billion or 10%, reflecting growth in revenue from our on-premise licensing businesses as well as adoption by customers of our Cloud Services. Commercial gross margin increased $950 million or 10%, in line with revenue growth.

Six months ended December 31, 2013 compared with six months ended December 31, 2012

Commercial revenue increased $2.1 billion or 10%, reflecting growth in revenue from our on-premise licensing businesses as well as adoption by customers of our Cloud Services. Commercial gross margin increased $1.7 billion or 10%, in line with revenue growth.

Commercial Licensing

Three months ended December 31, 2013 compared with three months ended December 31, 2012

Commercial Licensing revenue increased $753 million or 7%, due primarily to increased revenue from our server, CAL, and Office licenses, offset in part by the transition of customers to Commercial Office 365. Server products and Commercial Office continued their strong performance as revenue grew 11% and 5%, respectively. Our annuity and non-annuity businesses both grew in line with the increase in Commercial Licensing revenue.

Commercial Licensing gross margin increased $751 million or 8%, due to higher revenue.

PART I

Item 2

Six months ended December 31, 2013 compared with six months ended December 31, 2012

Commercial Licensing revenue increased $1.4 billion or 7%, due primarily to increased revenue from our server, CAL, and Office licenses, offset in part by the transition of customers to Commercial Office 365. Server products and Commercial Office continued their strong performance as revenue grew 11% and 6%, respectively. Our annuity and non-annuity businesses both grew in line with the increase in Commercial Licensing revenue.

Commercial Licensing gross margin increased $1.4 billion or 8%, due to higher revenue.

Commercial Other

Three months ended December 31, 2013 compared with three months ended December 31, 2012

Commercial Other revenue increased $391 million or 28%, due to higher Cloud Services revenue and Enterprise Services revenue. Cloud Services revenue grew $315 million or 107%, due mainly to higher revenue from Commercial Office 365. Enterprise Services revenue grew $76 million or 7%, due primarily to growth in Premier Support Services.

Commercial Other gross margin increased $199 million or 92%, due to higher revenue, offset in part by a $192 million or 16% increase in cost of revenue. The increase in cost of revenue was due mainly to higher datacenter expenses, reflecting investment in online operations infrastructure.

Six months ended December 31, 2013 compared with six months ended December 31, 2012

Commercial Other revenue increased $746 million or 28%, due to higher Cloud Services revenue and Enterprise Services revenue. Cloud Services revenue grew $577 million or 105%, due mainly to higher revenue from Commercial Office 365. Enterprise Services revenue grew $169 million or 8%, due primarily to growth in Premier Support Services.

Commercial Other gross margin increased $369 million or 115%, due to higher revenue, offset in part by a $377 million or 16% increase in cost of revenue. The increase in cost of revenue was due mainly to higher datacenter expenses, reflecting investment in online operations infrastructure.

Corporate and Other

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2013	2012		2013	2012

Revenue	$(55)	$(578)	90%	$(186)	$(1,925)	90%
Gross margin	$(77)	$(557)	86%	$(221)	$(1,918)	88%

Three months ended December 31, 2013 compared with three months ended December 31, 2012

Corporate and Other revenue comprises certain revenue deferrals, including those related to product and service upgrade offers and pre-sales of new products to OEMs prior to general availability, as well as deferrals related to certain bundled product and service offerings.

Corporate and Other revenue increased $523 million or 90%, primarily due to the timing of revenue deferrals. During the three months ended December 31, 2013, we deferred $150 million of revenue related to Bundled Offerings, offset in part by the recognition of $105 million of previously deferred revenue related to Windows 8.1 Pre-Sales. During the three months ended December 31, 2012, we deferred a net $788 million and $380 million of revenue related to the Office Deferral and Video Game Deferral, respectively, offset in part by the recognition of a net $622 million related to the Windows Deferral.

Corporate and Other gross margin increased $480 million or 86%, due mainly to lower revenue deferrals for the three months ended December 31, 2013.

PART I

Item 2

Six months ended December 31, 2013 compared with six months ended December 31, 2012

Corporate and Other revenue increased $1.7 billion or 90%, primarily due to the timing of revenue deferrals. During the six months ended December 31, 2013, we deferred $150 million of revenue related to Bundled Offerings. During the six months ended December 31, 2012, we deferred $977 million, a net $545 million and $380 million of revenue related to the Office Deferral, Windows Upgrade Offer and Video Game Deferral, respectively.

Corporate and Other gross margin increased $1.7 billion or 88%, due mainly to lower revenue deferrals for the six months ended December 31, 2013.

COST OF REVENUE

Cost of Revenue

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2013	2012		2013	2012

Cost of revenue	$8,284	$5,692	46%	$13,398	$9,860	36%
As a percent of revenue	34%	27%	7ppt	31%	26%	5ppt

Cost of revenue includes: manufacturing and distribution costs for products sold, including Xbox and Surface, and programs licensed; operating costs related to customer support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our websites, and traffic acquisition costs; costs incurred to support and maintain Internet-based products and services, including datacenter costs and royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized research and development costs.

Three months ended December 31, 2013 compared with three months ended December 31, 2012

Cost of revenue increased during the three months ended December 31, 2013, primarily due to a $1.6 billion increase in Xbox Platform cost of revenue. Surface cost of revenue was $932 million. Datacenter costs increased $145 million or 37%, reflecting investment in online operations infrastructure.

Six months ended December 31, 2013 compared with six months ended December 31, 2012

Cost of revenue increased during the six months ended December 31, 2013, primarily due to a $1.5 billion increase in Xbox Platform cost of revenue. Surface cost of revenue was $1.6 billion. Datacenter costs increased $330 million or 44%, reflecting investment in online operations infrastructure.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2013	2012		2013	2012

Research and development	$2,748	$2,528	9%	$5,515	$4,988	11%
As a percent of revenue	11%	12%	(1)ppt	13%	13%	0ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

PART I

Item 2

Three months ended December 31, 2013 compared with three months ended December 31, 2012

Research and development expenses increased during the three months ended December 31, 2013, primarily reflecting increased investment in new products and services in our Devices and Studios and Applications and Services engineering groups.

Six months ended December 31, 2013 compared with six months ended December 31, 2012

Research and development expenses increased during the six months ended December 31, 2013, primarily reflecting $199 million higher capitalization of certain costs in the prior year, mainly related to Office 2013 and Windows 8, and increased investment in new products and services in our Devices and Studios and Applications and Services engineering groups.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2013	2012		2013	2012

Sales and marketing	$4,283	$4,309	(1)%	$7,587	$7,254	5%
As a percent of revenue	17%	20%	(3)ppt	18%	19%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three months ended December 31, 2013 compared with three months ended December 31, 2012

Sales and marketing expenses decreased slightly during the three months ended December 31, 2013, reflecting a decrease in fees paid to third-party enterprise software advisors.

Six months ended December 31, 2013 compared with six months ended December 31, 2012

Sales and marketing expenses increased $333 million or 5% during the six months ended December 31, 2013, primarily due to higher advertising costs and increased investment in our retail stores. Advertising costs grew $94 million or 8%, reflecting higher expenses associated with Windows Phone 8 and Surface. Retail stores expenses grew $88 million, due mainly to the opening of new stores.

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2013	2012		2013	2012

General and administrative	$1,235	$1,156	7%	$2,245	$2,283	(2)%
As a percent of revenue	5%	5%	0ppt	5%	6%	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three months ended December 31, 2013 compared with three months ended December 31, 2012

General and administrative expenses grew $79 million or 7% during the three months ended December 31, 2013, due mainly to costs for internal use software that were capitalized in the prior year as well as costs associated with preparing to close the acquisition and integrate Nokia Corporation’s (“Nokia”) Devices & Services business.

Six months ended December 31, 2013 compared with six months ended December 31, 2012

General and administrative expenses decreased slightly during the six months ended December 31, 2013, due mainly to a reduction in legal charges.

PART I

Item 2

OTHER INCOME (EXPENSE)

Other Income (Expense)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2013	2012	2013	2012

Dividends and interest income	$219	$166	$398	$325
Interest expense	(135)	(105)	(253)	(200)
Net recognized gains on investments	70	43	63	28
Net losses on derivatives	(117)	(65)	(203)	(61)
Net gains (losses) on foreign currency remeasurements	(17)	(7)	9	(36)
Other	(111)	(33)	(31)	169

Total	$(91)	$(1)	$(17)	$225

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

Three months ended December 31, 2013 compared with three months ended December 31, 2012

Dividends and interest income increased due to higher portfolio balances. Net losses on derivatives increased due to losses on equity derivatives for the three months ended December 31, 2013 as compared to gains on equity derivatives for the three months ended December 31, 2012, offset in part by lower losses on commodity derivatives in the current period compared to prior year. For the three months ended December 31, 2013, other includes recognized losses from certain joint ventures.

Six months ended December 31, 2013 compared with six months ended December 31, 2012

Net losses on derivatives increased due to losses on equity derivatives for the six months ended December 31, 2013 as compared to gains on equity derivatives for the six months ended December 31, 2012, higher losses on foreign exchange contracts, and lower gains on commodity derivatives for the six months ended December 31, 2013 compared to prior year. For the six months ended December 31, 2013, other reflects recognized losses from certain joint ventures, offset in part by a recognized gain on a divestiture. For the six months ended December 31, 2012, other reflects recognized gains on divestitures, including the gain recognized on the divestiture of our 50% share in the MSNBC joint venture.

INCOME TAXES

Our effective tax rates were approximately 17% and 18% for the three months ended December 31, 2013 and 2012, respectively, and 17% and 18% for the six months ended December 31, 2013 and 2012, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

The current quarter’s effective tax rate was lower than the prior year’s second quarter effective tax rate, primarily from additional U.S. tax relief determined to be available with respect to transfer pricing developments in certain foreign tax jurisdictions, primarily Denmark, offset in part by changes in the earnings taxed at lower rates in foreign jurisdictions. The current year’s effective tax rate was lower than the prior year’s effective tax rate, primarily from additional U.S. tax relief determined to be available with respect to transfer pricing developments in certain foreign tax jurisdictions, primarily Denmark.

PART I

Item 2

Tax contingencies and other tax liabilities were $9.2 billion and $9.4 billion as of December 31, 2013 and June 30, 2013, respectively, and were included in other long-term liabilities. While we settled a portion of the U.S. Internal Revenue Service (“I.R.S.”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of December 31, 2013, the primary unresolved issue related to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2012.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2012, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $83.9 billion as of December 31, 2013, compared with $77.0 billion as of June 30, 2013. Equity and other investments were $14.6 billion as of December 31, 2013 compared to $10.8 billion as of June 30, 2013. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. Our gross exposures to our customers and investments in Portugal, Italy, Ireland, Greece, and Spain are individually and collectively not material.

Of the cash, cash equivalents, and short-term investments at December 31, 2013, $75.7 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $1.1 billion. As of December 31, 2013, approximately 75% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 4% were invested in corporate notes and bonds of U.S. companies, and approximately 2% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $748 million as of December 31, 2013. Our average and maximum securities lending payable balances for the three months ended December 31, 2013 were $529 million and $893 million, respectively. Our average and maximum securities lending payable balances for the six months ended December 31, 2013 were $562 million and $893 million, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as exchange-traded mutual funds, domestic and international equities, and U.S. government securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly

PART I

Item 2

or indirectly. This pricing methodology applies to our Level 2 investments such as corporate notes and bonds, foreign government bonds, mortgage-backed securities, and U.S. agency securities. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

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

Cash Flows

Cash flows from operations decreased by $646 million or 5%, to $12.6 billion for the six months ended December 31, 2013, primarily due to lower revenue deferrals, partially offset by cash received from inventory. Cash used in financing decreased $3.2 billion or 80%, to $781 million, due mainly to a $5.0 billion increase in proceeds from issuances of debt, net of repayments, partially offset by a $1.0 billion increase in cash used for common stock repurchases, and a $639 million increase in dividends paid. Cash used in investing decreased $4.7 billion or 45%, to $5.6 billion, due mainly to a $3.9 billion decrease in cash used for net investment purchases, sales, and maturities, a $1.3 billion decrease in cash used for acquisition of companies and purchases of intangible and other assets, and a $895 million increase in cash from securities lending activities, partially offset by a $1.4 billion increase in capital expenditures for property and equipment.

Debt

As of December 31, 2013, we had $23.0 billion of issued and outstanding debt, comprising $300 million of commercial paper and $22.7 billion of long-term debt, including the current portion.

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

Short-term debt

As of December 31, 2013, we had $300 million of commercial paper issued and outstanding, with a weighted-average interest rate of 0.11% and maturities of 91 days. The estimated fair value of this commercial paper approximates its carrying value.

In November 2013, we amended our existing credit agreement to increase our credit facility from $1.3 billion to $5.0 billion and extend the expiration date to November 14, 2018. This facility serves as a back-up for our commercial paper program. As of December 31, 2013, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreement. No amounts were drawn against the credit facility during any of the periods presented.

Long-term debt

As of December 31, 2013, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $22.7 billion and $22.6 billion, respectively. This is compared to a carrying value and estimated fair value of $15.6 billion and $15.8 billion, respectively, as of June 30, 2013. These estimated fair values are based on Level 2 inputs.

PART I

Item 2

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of December 31, 2013:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate

(In millions)

Notes

June 1, 2014	$2,000	2.950%	3.049%
September 25, 2015	1,750	1.625%	1.795%
February 8, 2016	750	2.500%	2.642%
November 15, 2017	600	0.875%	1.084%
May 1, 2018	450	1.000%	1.106%
December 6, 2018 (a)	1,250	1.625%	1.824%
June 1, 2019	1,000	4.200%	4.379%
October 1, 2020	1,000	3.000%	3.137%
February 8, 2021	500	4.000%	4.082%
December 6, 2021 (b)	2,412	2.125%	2.233%
November 15, 2022	750	2.125%	2.239%
May 1, 2023	1,000	2.375%	2.465%
December 15, 2023 (a)	1,500	3.625%	3.726%
December 6, 2028 (b)	2,412	3.125%	3.218%
May 2, 2033 (c)	757	2.625%	2.690%
June 1, 2039	750	5.200%	5.240%
October 1, 2040	1,000	4.500%	4.567%
February 8, 2041	1,000	5.300%	5.361%
November 15, 2042	900	3.500%	3.571%
May 1, 2043	500	3.750%	3.829%
December 15, 2043 (a)	500	4.875%	4.918%

Total	$22,781

(a)	In December 2013, we issued $3.3 billion of debt securities.

(b)	In December 2013, we issued €3.5 billion of debt securities.

(c)	In April 2013, we issued €550 million of debt securities.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of December 31, 2013, the aggregate unamortized discount for our long-term debt, including the current portion, was $105 million.

Unearned Revenue

Unearned revenue at December 31, 2013 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue at December 31, 2013 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox LIVE subscriptions and prepaid points; Office 365 Home Premium subscriptions; Microsoft Dynamics business solutions products; Skype prepaid credits and subscriptions; OEM minimum commitments; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of December 31, 2013:

(In millions)

Three Months Ending,

March 31, 2014	$7,955
June 30, 2014	5,403
September 30, 2014	2,799
December 31, 2014	1,459
Thereafter	1,858

Total	$19,474

Share Repurchases

During the three months ended December 31, 2013, we repurchased 53.1 million shares of Microsoft common stock for $2.0 billion under a $40.0 billion share repurchase program approved by our Board of Directors on September 16, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of December 31, 2013, approximately $38.0 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

During the six months ended December 31, 2013, we repurchased 99.9 million shares of Microsoft common stock for $3.5 billion under both the $40.0 billion share repurchase program approved by our Board of Directors on September 16, 2013, and the share repurchase program that was announced in September 2008 and expired September 30, 2013. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2014

September 16, 2013	$0.28	November 21, 2013	$2,332	December 12, 2013
November 19, 2013	$0.28	February 20, 2014	$2,324	March 13, 2014

Fiscal Year 2013

September 18, 2012	$0.23	November 15, 2012	$1,933	December 13, 2012
November 28, 2012	$0.23	February 21, 2013	$1,925	March 14, 2013

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

Other Planned Uses of Capital

On September 2, 2013, we announced that we entered into a definitive agreement to acquire substantially all of Nokia’s Devices & Services business, license Nokia’s patents, and license and use Nokia’s mapping services (the “Agreement”). Under the terms of the Agreement, we agreed to pay €3.79 billion (approximately $5.0 billion) to purchase substantially all of Nokia’s Devices & Services business, and €1.65 billion (approximately $2.2 billion) to license Nokia’s patents, for a total transaction price of €5.44 billion (approximately $7.2 billion) in cash. We intend to draw upon our overseas cash resources to fund the acquisition. In connection with the Agreement, on September 23,

PART I

Item 2

2013, we provided Nokia €1.5 billion ($2.0 billion) of financing in the form of convertible notes, which are included in short-term investments on our balance sheet. Nokia will repay these notes from the proceeds of the acquisition upon closing. Nokia’s shareholders approved the Agreement on November 19, 2013. We expect the acquisition will close in the first calendar quarter of 2014, subject to regulatory approvals and other closing conditions.

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

Should we require more capital in the U.S. than is generated by our operations domestically, for example to fund significant discretionary activities such as business acquisitions and share repurchases, we could elect to repatriate future earnings from foreign jurisdictions or raise capital through debt or equity issuances. These alternatives could result in higher effective tax rates, increased interest expense, or dilution of our earnings. We have borrowed funds and continue to believe we have the ability to do so at reasonable interest rates.

RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, repurchase agreements, and securities lending arrangements that are either offset or subject to an enforceable master netting arrangement, or similar agreements. We adopted this new guidance beginning July 1, 2013. Adoption of this new guidance resulted only in changes to the presentation of Note 5 – Derivatives in the Notes to Financial Statements.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of AOCI. This new guidance requires entities to present (either on the face of the income statement or in the notes to financial statements) the effects on the line items of the income statement for amounts reclassified out of AOCI. We adopted this new guidance beginning July 1, 2013. Adoption of this new guidance resulted only in changes to the presentation of Note 15 – Accumulated Other Comprehensive Income in the Notes to Financial Statements.

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

Windows 8.1 enables new hardware, furthers the integration with other Microsoft services and addresses customer issues with Windows 8, and was provided to Windows 8 customers at no additional charge. We evaluated Windows 8.1 and determined that it did not meet the definition of an upgrade and thus did not defer revenue related to this update. Windows 8.1 revenue was deferred for pre-sales of Windows 8.1 to original equipment manufacturers and retailers before general availability.

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

Application of the goodwill impairment test requires judgment, including the identification of reporting units, assignment of assets and liabilities to reporting units, assignment of goodwill to reporting units, and determination of the fair value of each reporting unit. The fair value of each reporting unit is estimated primarily through the use of a discounted cash flow methodology. This analysis requires significant judgments, including estimation of future cash flows, which is dependent on internal forecasts, estimation of the long-term rate of growth for our business, estimation of the useful life over which cash flows will occur, and determination of our weighted average cost of capital.

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

Inventories

Inventories are stated at average cost, subject to the lower of cost or market. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory

PART I

Item 2, 3

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

PART I, PART II

Item 3, 4, 1, 1A

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, and legal risk. The following table sets forth the one-day VaR for substantially all of our positions as of December 31, 2013 and June 30, 2013 and for the three months ended December 31, 2013:

(In millions)

	December 31, 2013	June 30, 2013	Three Months Ended December 31, 2013

Risk Categories			Average	High	Low

Foreign currency	$ 272	$ 199	$ 248	$ 287	$ 221
Interest rate	$ 82	$ 85	$ 84	$ 91	$ 79
Equity	$ 230	$ 181	$ 224	$ 246	$ 207
Commodity	$ 19	$ 19	$ 18	$ 19	$ 17

Total one-day VaR for the combined risk categories was $465 million at December 31, 2013 and $350 million at June 30, 2013. The total VaR is 23% less at December 31, 2013, and 28% less at June 30, 2013 than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2013 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 – Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

PART II

Item 1A

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

•

We derive substantial revenue from licenses of Windows operating systems on personal computers. We face substantial competitive challenges from competing platforms developed for new devices and form factors such as smartphones and tablet computers. These devices compete on multiple bases including price and the perceived utility of the device and its platform. Users are increasingly turning to these devices to perform functions that in the past would have been performed by personal computers. Even if many users view these devices as complementary to a personal computer, the prevalence of these devices may make it more difficult to attract applications developers to our platforms. In addition, Surface competes with products made by our OEM partners, which may affect their commitment to our platform.

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

Our increasing focus on services presents execution and competitive risks.    A growing part of our strategy involves cloud-based services used with smart devices. Our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and in some cases the user’s choice of which suite of cloud-

PART II

Item 1A

based services to use. We are devoting significant resources to develop and deploy our own competing cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. While we believe our expertise, investments in infrastructure, and the breadth of our cloud-based services provide us with a strong foundation to compete, it is uncertain whether our strategies will attract the users or generate the revenue required to be successful. In addition to software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs may reduce the operating margins we have previously achieved. Whether we are successful in this new business model depends on our execution in a number of areas, including:

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

We make significant investments in new products and services that may not be profitable.    We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, the Windows Store, the Windows Azure Services platform, Office 365, other cloud-based services offerings, and the Xbox entertainment platform. We will continue to invest in new software and hardware products, services, and technologies, such as the Microsoft-designed and manufactured Surface launched in October 2012. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically.

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

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business.    We expect to continue making acquisitions or entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not realize a satisfactory return on our investment, that we experience difficulty integrating new employees, business systems, and technology, or that the transaction diverts management’s attention from our other businesses. In September 2013, we announced an agreement with Nokia Corporation to acquire substantially all its Devices & Services business, including patent licensing and financing agreements. Factors that may prevent us from realizing the financial and other benefits from this transaction include: our inability to close the acquisition, or Nokia’s inability to repay the financing if the acquisition doesn’t close; the

PART II

Item 1A

response to the acquisition by the customers, employees, and strategic and business partners of Nokia’s Devices & Services business; the extent to which we achieve anticipated operating efficiencies and cost savings, and anticipated smart device and mobile phone market share targets; the overall growth rates for the smart device and mobile phone markets; ongoing downward pressure on prices for mobile devices; unanticipated restructuring expenses; any restrictions or limitations imposed by regulatory authorities; our management and organizational changes resulting from acquisition of Nokia’s Devices & Services business; the ability to retain key Nokia personnel; our effectiveness in integrating the Nokia Devices & Services business with Microsoft’s businesses; the response of existing Microsoft smart devices original equipment manufacturers; and risks related to the Nokia Devices & Services international operations. This and other acquisitions provide opportunities to enhance our existing products and services; their success will depend in part on our ability to provide compelling experiences that distinguish us from our competitors in both consumer and business markets. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than anticipated or may not be realized. These events could adversely affect our operating results or financial condition.

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

Third parties may claim we infringe their intellectual property rights.    From time to time, we receive notices from others claiming we infringe their intellectual property rights. The number of these claims may grow because of constant technological change in the markets in which we compete, the extensive patent coverage of existing technologies, the rapid rate of issuance of new patents, and our offering of Microsoft-branded services and hardware devices, such as Surface. To resolve these claims we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. These outcomes may cause operating margins to decline. In addition to money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies. In some countries, such as Germany, an injunction can be issued before the parties have fully litigated the validity of the underlying patents. We have made and expect to continue making significant expenditures to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk.

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

PART II

Item 1A

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

The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products and services could cause significant reputational harm and lead some customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also increase their expenditures on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Any of these actions by customers could adversely affect our revenue. Actual or perceived vulnerabilities may lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to such liability, there is no assurance these provisions will withstand legal challenges. Legislative or regulatory action in these areas may increase the costs to develop or implement our products and services.

Disclosure of personal data could result in liability and harm our reputation.    As we continue to grow the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable information of our customers. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the design and coordination of security controls across our business groups and geographies, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information that we or our vendors store and manage. Improper disclosure of this information could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers to store and process personal data on premise or, increasingly, in a cloud-based environment we host. We believe consumers using our email, messaging, storage, sharing, and social networking services will increasingly want efficient, centralized methods of choosing their privacy preferences and controlling their data. Like all providers of communications services, government authorities can sometimes require us to produce customer data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Despite our efforts to protect customer data, perceptions that the privacy of personal information is not

PART II

Item 1A

satisfactorily protected could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we may take to address customer concerns, or constraints on our flexibility to determine where and how to operate data centers, may result in higher operating expenses.

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

PART II

Item 1A

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

PART II

Item 1A

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.    We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could result in an impairment of goodwill or intangibles. Under accounting principles generally accepted in the United States, we review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be considered a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in our industry. We may be required to record a significant charge in our financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively impacting our results of operations. For example, in the fourth quarter of fiscal year 2012, we recorded a $6.2 billion charge for the impairment of goodwill in our previous Online Services Division business (Devices and Consumer Other under our current segment structure).

We operate a global business that exposes us to additional risks.    We operate in over 100 countries and a significant part of our revenue comes from international sales. Competitive or regulatory pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the U.S. and other countries. Operations outside the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment. The Foreign Corrupt Practices Act and local laws (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, if we fail to comply with Anti-Corruption Laws, we may be exposed to significant fines and penalties. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents a number of risks, including deterioration of social, political, labor, or economic conditions in a specific country or region, and difficulties in staffing and managing foreign operations. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenue.

Catastrophic events or geo-political conditions may disrupt our business.    A disruption or failure of our systems or operations because of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical

PART II

Item 1A, 2

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

October 1, 2013 – October 31, 2013	1,620,039	$ 35.44	1,620,039	$ 39,943
November 1, 2013 – November 30, 2013	31,179,858	$ 37.53	31,179,858	$ 38,773
December 1, 2013 – December 31, 2013	20,283,919	$ 38.09	20,283,919	$ 38,000

	53,083,816		53,083,816

During the three months ended December 31, 2013, we repurchased 53.1 million shares of Microsoft common stock for $2.0 billion under a $40.0 billion share repurchase program approved by our Board of Directors on September 16, 2013. All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of December 31, 2013, approximately $38.0 billion remained of our $40.0 billion share repurchase program.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

PART II

Item 6

ITEM 6. EXHIBITS

4.8	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Current Report on Form 8-K filed on May 1, 2013)

4.9	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Current Report on Form 8-K filed on May 1, 2013)

4.10	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Current Report on Form 8-K filed on December 6, 2013)

4.11	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Current Report on Form 8-K filed on December 6, 2013)

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement

**	Furnished, not filed.

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

January 23, 2014