Form 10-Q
period 2014-03-31
MICROSOFT CORP
filed 2014-04-24
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 17, 2014

Common Stock, $0.00000625 par value per share	8,260,411,967 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2014

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Revenue	$20,403	$20,489	$63,451	$57,953
Cost of revenue	5,941	4,787	19,339	14,647

Gross margin	14,462	15,702	44,112	43,306
Operating expenses:
Research and development	2,743	2,640	8,258	7,628
Sales and marketing	3,542	3,794	11,129	11,048
General and administrative	1,203	1,656	3,448	3,939

Total operating expenses	7,488	8,090	22,835	22,615

Operating income	6,974	7,612	21,277	20,691
Other income (expense)	(17)	(9)	(34)	216

Income before income taxes	6,957	7,603	21,243	20,907
Provision for income taxes	1,297	1,548	3,781	4,009

Net income	$5,660	$6,055	$17,462	$16,898

Earnings per share:
Basic	$0.68	$0.72	$2.10	$2.02
Diluted	$0.68	$0.72	$2.08	$1.99

Weighted average shares outstanding:
Basic	8,284	8,364	8,317	8,385
Diluted	8,367	8,429	8,411	8,472

Cash dividends declared per common share	$0.28	$0.23	$0.84	$0.69

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Net income	$5,660	$6,055	$17,462	$16,898
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $1, $19, $(1), and $(10))	(31)	35	(14)	(19)
Net unrealized gains on investments (net of tax effects of $37, $150, $774, and $401)	68	278	1,502	744
Translation adjustments and other (net of tax effects of $9, $(61), $53 and $31)	18	(114)	101	58

Other comprehensive income	55	199	1,589	783

Comprehensive income	$5,715	$6,254	$19,051	$17,681

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2014	June 30, 2013

Assets
Current assets:
Cash and cash equivalents	$11,572	$3,804
Short-term investments (including securities loaned of $707 and $579)	76,853	73,218

Total cash, cash equivalents, and short-term investments	88,425	77,022
Accounts receivable, net of allowance for doubtful accounts of $255 and $336	13,497	17,486
Inventories	1,920	1,938
Deferred income taxes	1,424	1,632
Other	3,740	3,388

Total current assets	109,006	101,466
Property and equipment, net of accumulated depreciation of $14,441 and $12,513	11,771	9,991
Equity and other investments	14,792	10,844
Goodwill	14,751	14,655
Intangible assets, net	2,901	3,083
Other long-term assets	2,898	2,392

Total assets	$156,119	$142,431

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$4,583	$4,828
Current portion of long-term debt	2,000	2,999
Accrued compensation	3,887	4,117
Income taxes	694	592
Short-term unearned revenue	17,670	20,639
Securities lending payable	794	645
Other	4,275	3,597

Total current liabilities	33,903	37,417
Long-term debt	20,679	12,601
Long-term unearned revenue	1,842	1,760
Deferred income taxes	2,318	1,709
Other long-term liabilities	9,953	10,000

Total liabilities	68,695	63,487

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,260 and 8,328	67,803	67,306
Retained earnings	16,289	9,895
Accumulated other comprehensive income	3,332	1,743

Total stockholders’ equity	87,424	78,944

Total liabilities and stockholders’ equity	$156,119	$142,431

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Operations
Net income	$5,660	$6,055	$17,462	$16,898
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	1,255	1,053	3,470	2,772
Stock-based compensation expense	602	599	1,828	1,805
Net recognized losses (gains) on investments and derivatives	(40)	(52)	100	(19)
Excess tax benefits from stock-based compensation	(22)	(6)	(247)	(192)
Deferred income taxes	(190)	226	38	404
Deferral of unearned revenue	10,175	9,686	27,456	28,632
Recognition of unearned revenue	(10,139)	(11,599)	(30,394)	(30,852)
Changes in operating assets and liabilities:
Accounts receivable	2,501	2,191	4,243	3,859
Inventories	(324)	(483)	38	(989)
Other current assets	340	139	(311)	(96)
Other long-term assets	(73)	(13)	(469)	(326)
Accounts payable	(716)	(67)	(390)	51
Other current liabilities	870	1,238	3	119
Other long-term liabilities	200	699	(110)	864

Net cash from operations	10,099	9,666	22,717	22,930

Financing
Proceeds from issuance of debt	0	0	8,850	2,232
Repayments of debt	(300)	0	(1,888)	0
Common stock issued	141	203	461	765
Common stock repurchased	(1,845)	(1,028)	(6,146)	(4,318)
Common stock cash dividends paid	(2,322)	(1,925)	(6,570)	(5,534)
Excess tax benefits from stock-based compensation	22	6	247	192
Other	0	0	(39)	(16)

Net cash used in financing	(4,304)	(2,744)	(5,085)	(6,679)

Investing
Additions to property and equipment	(1,192)	(930)	(4,155)	(2,463)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(157)	(108)	(311)	(1,564)
Purchases of investments	(21,323)	(18,160)	(49,217)	(48,372)
Maturities of investments	2,336	1,265	4,134	4,513
Sales of investments	16,006	9,730	39,477	30,163
Securities lending payable	46	543	149	(249)

Net cash used in investing	(4,284)	(7,660)	(9,923)	(17,972)

Effect of exchange rates on cash and cash equivalents	2	(39)	59	23

Net change in cash and cash equivalents	1,513	(777)	7,768	(1,698)
Cash and cash equivalents, beginning of period	10,059	6,017	3,804	6,938

Cash and cash equivalents, end of period	$11,572	$5,240	$11,572	$5,240

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Common stock and paid-in capital
Balance, beginning of period	$67,476	$66,334	$67,306	$65,797
Common stock issued	141	203	461	755
Common stock repurchased	(438)	(313)	(2,045)	(1,711)
Stock-based compensation expense	602	599	1,828	1,805
Stock-based compensation income tax benefits	22	2	248	174
Other, net	0	1	5	6

Balance, end of period	67,803	66,826	67,803	66,826

Retained earnings (deficit)
Balance, beginning of period	14,347	4,236	9,895	(856)
Net income	5,660	6,055	17,462	16,898
Common stock cash dividends	(2,311)	(1,919)	(6,967)	(5,778)
Common stock repurchased	(1,407)	(715)	(4,101)	(2,607)

Balance, end of period	16,289	7,657	16,289	7,657

Accumulated other comprehensive income
Balance, beginning of period	3,277	2,006	1,743	1,422
Other comprehensive income	55	199	1,589	783

Balance, end of period	3,332	2,205	3,332	2,205

Total stockholders’ equity	$87,424	$76,688	$87,424	$76,688

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

Recasting of Certain Prior Period Information

During the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. As a result, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2014, we are reporting our financial performance based on our new segments described in Note 16 – Segment Information. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during fiscal year 2014. This change impacted Note 8 – Goodwill, Note 12 – Unearned Revenue, and Note 16 – Segment Information, with no impact on consolidated net income or cash flows.

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

The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Net income available for common shareholders (A)	$5,660	$6,055	$17,462	$16,898

Weighted average outstanding shares of common stock (B)	8,284	8,364	8,317	8,385
Dilutive effect of stock-based awards	83	65	94	87

Common stock and common stock equivalents (C)	8,367	8,429	8,411	8,472

Earnings Per Share

Basic (A/B)	$0.68	$0.72	$2.10	$2.02
Diluted (A/C)	$0.68	$0.72	$2.08	$1.99

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Dividends and interest income	$220	$150	$618	$475
Interest expense	(175)	(109)	(428)	(309)
Net recognized gains on investments	90	57	153	85
Net losses on derivatives	(50)	(5)	(253)	(66)
Net losses on foreign currency remeasurements	(30)	(22)	(21)	(58)
Other	(72)	(80)	(103)	89

Total	$(17)	$(9)	$(34)	$216

PART I

Item 1

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Other-than-temporary impairments of investments	$(16)	$(22)	$(82)	$(152)
Realized gains from sales of available-for-sale securities	164	113	422	323
Realized losses from sales of available-for-sale securities	(58)	(34)	(187)	(86)

Total	$90	$57	$153	$85

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives but excluding held-to-maturity investments, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

March 31, 2014

Cash	$2,790	$0	$0	$2,790	$2,790	$0	$0
Mutual funds	566	0	0	566	566	0	0
Commercial paper	5,873	0	0	5,873	5,743	130	0
Certificates of deposit	1,012	0	0	1,012	783	229	0
U.S. government and agency securities	65,349	96	(55)	65,390	334	65,056	0
Foreign government bonds	2,147	17	(18)	2,146	818	1,328	0
Mortgage-backed securities	1,183	32	(12)	1,203	0	1,203	0
Corporate notes and bonds	8,857	250	(17)	9,090	538	8,552	0
Municipal securities	290	36	0	326	0	326	0
Common and preferred stock	6,868	4,863	(126)	11,605	0	0	11,605
Other investments	1,198	0	0	1,198	0	29	1,169

Total	$96,133	$5,294	$(228)	$101,199	$11,572	$76,853	$12,774

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2013

Cash	$1,967	$0	$0	$1,967	$1,967	$0	$0
Mutual funds	868	0	0	868	868	0	0
Commercial paper	603	0	0	603	214	389	0
Certificates of deposit	994	0	0	994	609	385	0
U.S. government and agency securities	64,934	47	(84)	64,897	146	64,751	0
Foreign government bonds	900	16	(41)	875	0	875	0
Mortgage-backed securities	1,258	43	(13)	1,288	0	1,288	0
Corporate notes and bonds	4,993	169	(40)	5,122	0	5,122	0
Municipal securities	350	36	(1)	385	0	385	0
Common and preferred stock	6,931	2,938	(281)	9,588	0	0	9,588
Other investments	1,279	0	0	1,279	0	23	1,256

Total	$85,077	$3,249	$(460)	$87,866	$3,804	$73,218	$10,844

PART I

Item 1

In addition to the investments in the table above, we also own corporate notes that were purchased in connection with our agreement to lend $2.0 billion to the group that completed their acquisition of Dell on October 29, 2013. These corporate notes are classified as held-to-maturity investments and are included in equity and other investments on the balance sheet. As of March 31, 2014, the amortized cost, recorded basis, and estimated fair value of these corporate notes was $2.0 billion, while their associated gross unrecognized holding losses were $42 million.

As of March 31, 2014 and June 30, 2013, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $486 million and $395 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

Unrealized Losses on Investments

Investments, excluding those held-to-maturity, with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2014

U.S. government and agency securities	$7,239	$(55)	$0	$0	$7,239	$(55)
Foreign government bonds	262	(9)	30	(9)	292	(18)
Mortgage-backed securities	441	(9)	64	(3)	505	(12)
Corporate notes and bonds	1,473	(15)	33	(2)	1,506	(17)
Municipal securities	24	0	0	0	24	0
Common and preferred stock	637	(68)	252	(58)	889	(126)

Total	$10,076	$(156)	$379	$(72)	$10,455	$(228)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2013

U.S. government and agency securities	$2,208	$(84)	$0	$0	$2,208	$(84)
Foreign government bonds	589	(18)	69	(23)	658	(41)
Mortgage-backed securities	357	(12)	39	(1)	396	(13)
Corporate notes and bonds	1,142	(38)	27	(2)	1,169	(40)
Municipal securities	44	(1)	0	0	44	(1)
Common and preferred stock	1,166	(168)	409	(113)	1,575	(281)

Total	$5,506	$(321)	$544	$(139)	$6,050	$(460)

As of March 31, 2014, the fair value of our held-to-maturity investments that have been in an unrecognized loss position for less than 12 months was $2.0 billion. The associated unrealized loss was $42 million. As of March 31, 2014, we did not hold any held-to-maturity investments that have been in an unrecognized loss position for 12 months or greater.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2014.

PART I

Item 1

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

March 31, 2014

Due in one year or less	$32,425	$32,455
Due after one year through five years	46,145	46,301
Due after five years through 10 years	4,470	4,559
Due after 10 years	1,671	1,725

Total (a)	$84,711	$85,040

(a)	Excludes held-to-maturity investments due October 31, 2023 with a cost basis and estimated fair value at March 31, 2014 of $2.0 billion.

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of March 31, 2014 and June 30, 2013, the total notional amounts of these foreign exchange contracts sold were $5.3 billion and $5.1 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of March 31, 2014 and June 30, 2013, the total notional amounts of these foreign exchange contracts sold were $1.2 billion and $407 million, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of March 31, 2014, the total notional amounts of these foreign exchange contracts purchased and sold were $5.8 billion and $11.8 billion, respectively. As of June 30, 2013, the total notional amounts of these foreign exchange contracts purchased and sold were $5.0 billion and $7.9 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of March 31, 2014, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.7 billion and $2.1 billion, respectively, of which $362 million and $420 million, respectively, were designated as hedging instruments. As of June 30, 2013, the total notional amounts of equity contracts purchased and sold for managing market price risk were $898 million and $1.0 billion, respectively, none of which were designated as hedging instruments.

In connection with our agreement to purchase substantially all of the Devices and Services business of Nokia Corporation (“Nokia”), on September 23, 2013, we provided to Nokia €1.5 billion ($2.0 billion) of financing in the form of convertible notes, which we have recorded as short-term investments. See further discussion in Note 13 – Commitments and Contingencies. The total notional amount of derivatives related to the Nokia convertible notes was $2.1 billion as of March 31, 2014. See Note 6 – Fair Value Measurements for additional details.

PART I

Item 1

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of March 31, 2014, the total notional amounts of fixed-interest rate contracts purchased and sold were $2.6 billion and $938 million, respectively. As of June 30, 2013, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.1 billion and $809 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of March 31, 2014 and June 30, 2013, the total notional derivative amounts of mortgage contracts purchased were $998 million and $1.2 billion, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of March 31, 2014, the total notional amounts of credit contracts purchased and sold were $436 million and $466 million, respectively. As of June 30, 2013, the total notional amounts of credit contracts purchased and sold were $377 million and $501 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of March 31, 2014, the total notional amounts of commodity contracts purchased and sold were $1.3 billion and $338 million, respectively. As of June 30, 2013, the total notional amounts of commodity contracts purchased and sold were $1.2 billion and $249 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2014, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

		March 31, 2014				June 30, 2013

		Assets		Liabilities		Assets	Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities	Short-term Investments	Other Current Assets	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$39	$46	$0	$(78)	$41	$87	$(63)
Equity contracts	190	0	0	(16)	157	0	(9)
Interest rate contracts	12	0	0	(9)	18	0	(45)
Credit contracts	21	0	0	(14)	19	0	(17)
Commodity contracts	3	0	0	(1)	3	0	(1)

Total	$265	$46	$0	$(118)	$238	$87	$(135)

Designated Hedge Derivatives

Foreign exchange contracts	$5	$87	$0	$(15)	$9	$167	$0
Equity contracts	0	0	22	(95)	0	0	0

Total	$5	$87	$22	$(110)	$9	$167	$0

Total gross amounts of derivatives	$270	$133	$22	$(228)	$247	$254	$(135)

Gross derivatives either offset or subject to an enforceable master netting agreement	$115	$133	$22	$(226)	$105	$254	$(97)
Gross amounts offset in the balance sheet	(71)	(40)	(22)	133	(72)	(9)	80

Net amounts presented in the balance sheet	$44	$93	$0	$(93)	$33	$245	$(17)
Gross amounts not offset in the balance sheet	0	0	0	0	0	0	0

Net amount	$44	$93	$0	$(93)	$33	$245	$(17)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense) the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Foreign Exchange Contracts

Derivatives	$(51)	$45	$8	$68
Hedged items	48	(47)	(13)	(68)

Total amount of ineffectiveness	$(3)	$(2)	$(5)	$0

Equity Contracts

Derivatives	$(44)	$0	$(54)	$0
Hedged items	44	0	54	0

Total amount of ineffectiveness	$0	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$7	$0	$(19)	$0

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Effective Portion

Gains (losses) recognized in OCI (net of tax effects of $3, $36, $3 and $31)	$(2)	$66	$57	$56
Gains reclassified from AOCI into revenue	31	47	75	116

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense)	(53)	(27)	(173)	(134)

We estimate that $53 million of net derivative gains included in AOCI at March 31, 2014 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended March 31, 2014.

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

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Foreign exchange contracts	$(68)	$(25)	$6	$(50)
Equity contracts	(6)	8	(52)	25
Interest-rate contracts	12	(1)	12	18
Credit contracts	0	10	3	1
Commodity contracts	64	(5)	75	16

Total	$2	$(13)	$44	$10

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	(a)	Gross Fair Value	Netting (b)	Net Fair Value

March 31, 2014

Assets

Mutual funds	$566	$0	$0		$566	$0	$566
Commercial paper	0	5,873	0		5,873	0	5,873
Certificates of deposit	0	1,012	0		1,012	0	1,012
U.S. government and agency securities	64,199	1,187	0		65,386	0	65,386
Foreign government bonds	106	2,051	0		2,157	0	2,157
Mortgage-backed securities	0	1,207	0		1,207	0	1,207
Corporate notes and bonds	0	6,853	2,063		8,916	0	8,916
Municipal securities	0	326	0		326	0	326
Common and preferred stock	9,470	1,639	11		11,120	0	11,120
Derivatives	7	391	27		425	(133)	292

Total	$74,348	$20,539	$2,101		$96,988	$(133)	$96,855

Liabilities

Derivatives and other	$5	$128	$95		$228	$(133)	$95

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (b)	Net Fair Value

June 30, 2013

Assets

Mutual funds	$868	$0	$0	$868	$0	$868
Commercial paper	0	603	0	603	0	603
Certificates of deposit	0	994	0	994	0	994
U.S. government and agency securities	62,237	2,664	0	64,901	0	64,901
Foreign government bonds	9	851	0	860	0	860
Mortgage-backed securities	0	1,311	0	1,311	0	1,311
Corporate notes and bonds	0	4,915	19	4,934	0	4,934
Municipal securities	0	385	0	385	0	385
Common and preferred stock	8,470	717	5	9,192	0	9,192
Derivatives	12	489	0	501	(81)	420

Total	$71,596	$12,929	$24	$84,549	$(81)	$84,468

Liabilities

Derivatives and other	$14	$121	$0	$135	$(80)	$55

(a)

Level 3 assets at March 31, 2014 primarily comprised €1.5 billion principal amount of Nokia convertible notes. The valuation of these notes considers the probability of closing our purchase of Nokia’s Devices and Services business as well as an analysis of market comparable transactions and management assumptions. The probability-weighted scenarios are considered significant unobservable inputs used in the fair value measurement of both the convertible notes and the embedded derivative. Significant changes in these probabilities in isolation would significantly alter the fair value measurement for both the notes and the embedded derivative. The changes in fair value of the Nokia convertible notes have been immaterial since the date the notes were acquired.

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

(In millions)

	March 31, 2014	June 30, 2013

Net fair value of assets measured at fair value on a recurring basis	$96,855	$84,468
Cash	2,790	1,967
Common and preferred stock measured at fair value on a nonrecurring basis	486	395
Other investments measured at fair value on a nonrecurring basis	1,169	1,256
Less derivative net assets classified as other current assets	(93)	(213)
Other	(8)	(7)

Recorded basis of investment components (a)	$101,199	$87,866

(a)	Excludes held-to-maturity investments recorded at amortized cost and measured at fair value on a nonrecurring basis.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended March 31, 2014 and 2013, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

	March 31, 2014	June 30, 2013

Raw materials	$508	$328
Work in process	60	201
Finished goods	1,352	1,409

Total	$1,920	$1,938

PART I

Item 1

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)		December 31, 2013	Acquisitions	Other	March 31, 2014

Devices and Consumer	Licensing	$868	$0	$0	$868
	Hardware	1,688	0	2	1,690
	Other	738	0	0	738

	Total Devices and Consumer	$3,294	$0	$2	$3,296

Commercial	Licensing	$10,060	$0	$15	$10,075
	Other	1,326	54	0	1,380

	Total Commercial	$11,386	$54	$15	11,455

Total goodwill		$14,680	$54	$17	$14,751

(In millions)		June 30, 2013	Acquisitions	Other	March 31, 2014

Devices and Consumer	Licensing	$866	$0	$2	$868
	Hardware	1,689	0	1	1,690
	Other	738	0	0	738

	Total Devices and Consumer	$3,293	$0	$3	$3,296

Commercial	Licensing	$10,051	$2	$22	$10,075
	Other	1,311	69	0	1,380

	Total Commercial	$11,362	$71	$22	11,455

Total goodwill		$14,655	$71	$25	$14,751

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

PART I

Item 1

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2014			June 30, 2013

Technology-based (a)	$3,987	$(2,421)	$1,566	$3,760	$(2,110)	$1,650
Marketing-related	1,365	(279)	1,086	1,348	(211)	1,137
Contract-based	799	(680)	119	823	(688)	135
Customer-related	377	(247)	130	380	(219)	161

Total	$6,528	$(3,627)	$2,901	$6,311	$(3,228)	$3,083

(a)

Technology-based intangible assets included $147 million and $218 million as of March 31, 2014 and June 30, 2013, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $170 million and $498 million for the three and nine months ended March 31, 2014, respectively, and $187 million and $563 million for the three and nine months ended March 31, 2013 respectively. Amortization of capitalized software was $50 million and $146 million for the three and nine months ended March 31, 2014, respectively, and $52 million and $153 million for the three and nine months ended March 31, 2013, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at March 31, 2014:

(In millions)

Year Ending June 30,

2014 (excluding the nine months ended March 31, 2014)	$177
2015	525
2016	434
2017	310
2018	270
Thereafter	1,185

Total	$2,901

NOTE 10 — DEBT

Long-term Debt

As of March 31, 2014, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $22.7 billion and $23.2 billion, respectively. This is compared to a carrying value and estimated fair value of $15.6 billion and $15.8 billion, respectively, as of June 30, 2013. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of March 31, 2014 and June 30, 2013:

Due Date	Face Value March 31, 2014		Face Value June 30, 2013	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

September 27, 2013	$	*	$1,000	0.875%	1.000%
June 1, 2014		2,000	2,000	2.950%	3.049%
September 25, 2015		1,750	1,750	1.625%	1.795%
February 8, 2016		750	750	2.500%	2.642%
November 15, 2017		600	600	0.875%	1.084%
May 1, 2018		450	450	1.000%	1.106%
December 6, 2018 (a)		1,250	*	1.625%	1.824%
June 1, 2019		1,000	1,000	4.200%	4.379%
October 1, 2020		1,000	1,000	3.000%	3.137%
February 8, 2021		500	500	4.000%	4.082%
December 6, 2021 (b)		2,412	*	2.125%	2.233%
November 15, 2022		750	750	2.125%	2.239%
May 1, 2023		1,000	1,000	2.375%	2.465%
December 15, 2023 (a)		1,500	*	3.625%	3.726%
December 6, 2028 (b)		2,412	*	3.125%	3.218%
May 2, 2033 (c)		758	715	2.625%	2.690%
June 1, 2039		750	750	5.200%	5.240%
October 1, 2040		1,000	1,000	4.500%	4.567%
February 8, 2041		1,000	1,000	5.300%	5.361%
November 15, 2042		900	900	3.500%	3.571%
May 1, 2043		500	500	3.750%	3.829%
December 15, 2043 (a)		500	*	4.875%	4.918%

Total		$22,782	$15,665

(a)	In December 2013, we issued $3.3 billion of debt securities.

(b)	In December 2013, we issued €3.5 billion of debt securities.

(c)	In April 2013, we issued €550 million of debt securities.

*	Not applicable.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of March 31, 2014 and June 30, 2013, the aggregate unamortized discount for our long-term debt, including the current portion, was $103 million and $65 million, respectively.

Credit Facility

We have a $5.0 billion credit facility that expires on November 14, 2018 which serves as a back-up for our commercial paper program. As of March 31, 2014, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreement. No commercial paper was outstanding as of March 31, 2014 or June 30, 2013, and no amounts were drawn against the credit facility during any of the periods presented.

NOTE 11 — INCOME TAXES

Our effective tax rates were approximately 19% and 20% for the three months ended March 31, 2014 and 2013, respectively, and 18% and 19% for the nine months ended March 31, 2014 and 2013, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

PART I

Item 1

Tax contingencies and other tax liabilities were $9.4 billion as of March 31, 2014 and June 30, 2013 and were included in other long-term liabilities. While we settled a portion of the U.S. Internal Revenue Service (“I.R.S.”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of March 31, 2014, the primary unresolved issue was related to transfer pricing, which could have a significant impact on our financial statements if not resolved favorably. We believe our allowances for tax contingencies are appropriate. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2013.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2013, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

NOTE 12 — UNEARNED REVENUE

Unearned revenue by segment was as follows, with segments with significant balances shown separately:

(In millions)

	March 31, 2014	June 30, 2013

Commercial Licensing	$15,141	$18,460
Commercial Other	2,394	2,272
Rest of the segments	1,977	1,667

Total	$19,512	$22,399

NOTE 13 — COMMITMENTS AND CONTINGENCIES

Antitrust, Unfair Competition, and Overcharge Class Actions

A large number of antitrust and unfair competition class action lawsuits were filed against us in various state, federal, and Canadian courts on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products between 1999 and 2005.

We obtained dismissals or reached settlements of all claims made in the United States. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. We estimate the total remaining cost of the settlements is approximately $400 million, all of which had been accrued as of March 31, 2014.

Three similar cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. In April 2011, the British Columbia Court of Appeal reversed the class certification ruling and dismissed the case. The plaintiffs appealed the decision to the Canadian Supreme Court. In October 2013, the Supreme Court reversed and reinstated part of the British Columbia case, which is now scheduled for trial in September 2015. The other two cases were inactive pending action by the Supreme Court on the British Columbia case.

Other Antitrust Litigation and Claims

In November 2004, Novell, Inc. (“Novell”) filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. After the trial court dismissed or granted summary judgment on a number of Novell’s claims, trial of the one remaining claim took place in late 2011 and resulted in a mistrial. In July 2012, the trial court granted Microsoft’s

PART I

Item 1

motion for judgment as a matter of law. Novell appealed this decision to the U.S. Court of Appeals for the Tenth Circuit, which affirmed the trial court’s decision in September 2013. The Court of Appeals denied Novell’s request for rehearing and en banc review. Novell has filed a petition seeking review by the U.S. Supreme Court.

Patent and Intellectual Property Claims

Motorola litigation

In October 2010, Microsoft filed patent infringement complaints against Motorola Mobility (“Motorola”) with the International Trade Commission (“ITC”) and in U.S. District Court in Seattle for infringement of nine Microsoft patents by Motorola’s Android devices. Since then, Microsoft and Motorola have filed additional claims against each other with the ITC, in federal district courts in Seattle, Wisconsin, Florida, and California, and in courts in Germany and the United Kingdom. The nature of the claims asserted and status of individual matters are summarized below.

International Trade Commission

In May 2012, the ITC issued a limited exclusion order against Motorola on one Microsoft patent, which became effective in July 2012 and was affirmed on appeal in December 2013.

In July 2013, Microsoft filed an action in U.S. District Court in Washington, D.C. seeking an order to compel enforcement of the ITC’s May 2012 import ban against infringing Motorola products by the Bureau of Customs and Border Protection (“CBP”), after learning that CBP had failed to fully enforce the order.

In November 2010, Motorola filed an action against Microsoft with the ITC alleging infringement of five Motorola patents by Xbox consoles and accessories and seeking an exclusion order to prohibit importation of the allegedly infringing Xbox products. At Motorola’s request, the ITC terminated its investigation of four Motorola patents. In March 2013, the ITC affirmed there was no violation of the remaining Motorola patent. Motorola appealed the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit.

U.S. District Court

The Seattle District Court case filed in October 2010 by Microsoft as a companion to Microsoft’s ITC case against Motorola has been stayed pending the outcome of the ITC case.

In November 2010, Microsoft sued Motorola for breach of contract in U.S. District Court in Seattle, alleging that Motorola breached its commitments to standards-setting organizations to license to Microsoft certain patents on reasonable and non-discriminatory (“RAND”) terms and conditions. Motorola has declared these patents essential to the implementation of the H.264 video standard and the 802.11 Wi-Fi standard. In the Motorola ITC case described above and in suits described below, Motorola or a Motorola affiliate subsequently sued Microsoft on those patents in U.S. District Courts, in the ITC, and in Germany. In February 2012, the Seattle District Court granted a partial summary judgment in favor of Microsoft ruling that (1) Motorola had committed to standards organizations to license its declared-essential patents on RAND terms and conditions; and (2) Microsoft is a third-party beneficiary of those commitments. After trial, the Seattle District Court set per unit royalties for Motorola’s H.264 and 802.11 patents, which resulted in an immaterial Microsoft liability. In September 2013, following trial of Microsoft’s breach of contract claim, a jury awarded $14.5 million in damages to Microsoft. Motorola has appealed.

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

•	In counterclaims, Microsoft asserts 14 patents are infringed by Motorola Android devices and certain Motorola digital video recorders.

PART I

Item 1

Germany

In July 2011, Motorola filed patent infringement actions in Germany against Microsoft and several Microsoft subsidiaries.

•

Motorola asserts two patents (one now expired) are essential to implementation of the H.264 video standard, and Motorola alleges that H.264 capable products including Xbox 360, Windows 7, Media Player, and Internet Explorer infringe those patents. In May 2012, the court issued an injunction relating to all H.264 capable Microsoft products in Germany. However, orders in the litigation pending in Seattle, Washington described above enjoin Motorola from enforcing the German injunction. Microsoft has appealed the rulings of the first instance court.

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

In lawsuits Microsoft filed in Germany in 2011 and 2012, Microsoft asserts that Motorola Android devices infringe Microsoft patents and is seeking damages and injunctions. In 2012, regional courts in Germany issued injunctions on three of the patents Microsoft asserts. Motorola has appealed. One judgment has been affirmed on appeal (and Motorola has further appealed), and the other two appeals are pending. In actions filed separately by Motorola to invalidate these patents, the Federal Patent court in November and December 2013 held invalid two of the Microsoft patents. Microsoft has appealed. One of Microsoft’s cases seeking an injunction is still pending in the first instance court. For the cases in which Microsoft obtained injunctions, if Motorola were to prevail following all appeals, Motorola could have a claim against Microsoft for damages caused by an erroneously granted injunction.

United Kingdom

In December 2011, Microsoft filed an action against Motorola in the High Court of Justice, Chancery Division, Patents Court, in London, England, seeking to revoke the UK part of the European patent asserted by Motorola in Germany against the ActiveSync protocol. In February 2012, Motorola counterclaimed alleging infringement of the patent and seeking damages and an injunction. In December 2012, the court ruled that Motorola’s patent is invalid. The court also ruled that the patent, even if valid, would be licensed under the grant-back clause in Google’s ActiveSync license. Motorola appealed and the appeals court affirmed the lower court’s ruling in Microsoft’s favor in November 2013. Motorola has sought to appeal that decision.

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

As of March 31, 2014, we had accrued aggregate liabilities of $406 million in other current liabilities and $103 million in other long-term liabilities for all of our legal matters that were contingencies as of that date. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $600 million in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our financial statements for the period in which the effects become reasonably estimable.

PART I

Item 1

Other Commitments

On September 2, 2013, we announced that we entered into a definitive agreement to acquire substantially all of Nokia’s Devices and Services business, license Nokia’s patents, and license and use Nokia’s mapping services (the “Agreement”). Under the terms of the Agreement, we agreed to pay €3.79 billion (approximately $5.0 billion) to purchase substantially all of Nokia’s Devices and Services business, and €1.65 billion (approximately $2.2 billion) to license Nokia’s patents, for a total transaction price of €5.44 billion (approximately $7.2 billion) in cash. We intend to draw upon our overseas cash resources to fund the acquisition. In connection with the Agreement, on September 23, 2013, we provided Nokia €1.5 billion ($2.0 billion) of financing in the form of convertible notes, which are included in short-term investments on our balance sheet. Nokia will repay these notes from the proceeds of the acquisition upon closing. Nokia’s shareholders approved the Agreement on November 19, 2013. We expect the acquisition will close on April 25, 2014.

NOTE 14 — STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock through our share repurchase program, during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Shares of common stock repurchased	47	36	147	127
Value of common stock repurchased	$1,791	$1,000	$5,291	$3,607

This table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. We repurchased all shares with cash resources. On September 16, 2013, our Board of Directors approved a $40.0 billion share repurchase program, which replaced the share repurchase program that expired September 30, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of March 31, 2014, approximately $36.2 billion remained of our $40.0 billion share repurchase program.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2014

September 16, 2013	$0.28	November 21, 2013	$2,332	December 12, 2013
November 19, 2013	$0.28	February 20, 2014	$2,322	March 13, 2014
March 11, 2014	$0.28	May 15, 2014	$2,313	June 12, 2014

Fiscal Year 2013

September 18, 2012	$0.23	November 15, 2012	$1,933	December 13, 2012
November 28, 2012	$0.23	February 21, 2013	$1,925	March 14, 2013
March 11, 2013	$0.23	May 16, 2013	$1,921	June 13, 2013

The estimate of the amount to be paid as a result of the March 11, 2014 declaration was included in other current liabilities as of March 31, 2014.

PART I

Item 1

NOTE 15 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Derivatives

Accumulated other comprehensive income balance, beginning of period	$83	$38	$66	$92
Unrealized gains (losses), net of tax effects of $3, $35, $3, and $31	(2)	66	57	56

Reclassification adjustments for gains included in revenue	(31)	(47)	(75)	(116)
Tax expense included in provision for income taxes	2	16	4	41

Amounts reclassified from accumulated other comprehensive income	(29)	(31)	(71)	(75)

Net current period other comprehensive income (loss)	(31)	35	(14)	(19)

Accumulated other comprehensive income balance, end of period	$52	$73	$52	$73

Investments

Accumulated other comprehensive income balance, beginning of period	$3,228	$1,897	$1,794	$1,431
Unrealized gains, net of tax effects of $72, $171, $832, and $432	133	317	1,607	801

Reclassification adjustments for gains included in other income (expense)	(100)	(60)	(163)	(88)
Tax expense included in provision for income taxes	35	21	58	31

Amounts reclassified from accumulated other comprehensive income	(65)	(39)	(105)	(57)

Net current period other comprehensive income	68	278	1,502	744

Accumulated other comprehensive income balance, end of period	$3,296	$2,175	$3,296	$2,175

Translation adjustments and other

Accumulated other comprehensive income (loss) balance, beginning of period	$(34)	$71	$(117)	$(101)
Translation adjustments and other, net of tax effects of $9, $(61), $53, and $31	18	(114)	101	58

Accumulated other comprehensive loss balance, end of period	$(16)	$(43)	$(16)	$(43)

Accumulated other comprehensive income, end of period	$3,332	$2,205	$3,332	$2,205

NOTE 16 — SEGMENT INFORMATION

In its operation of the business, management, including our chief operating decision maker, the company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segment information within this note is reported on that basis.

During the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. As a result, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2014, we are reporting our financial performance based on our new segments; Devices and Consumer (“D&C”) Licensing, D&C Hardware, D&C Other, Commercial Licensing, and Commercial Other. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during fiscal year 2014. Our reportable segments are described below.

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

•

D&C Hardware, comprising: Xbox gaming and entertainment consoles and accessories, second-party and third-party video game royalties, and Xbox Live subscriptions (“Xbox Platform”); Surface; and Microsoft PC accessories; and

•

D&C Other, comprising: Resale, including Windows Store, Xbox Live transactions, and Windows Phone Store; search advertising; display advertising; Subscription, comprising Office 365 Home and Office 365 Personal; Studios, comprising first-party video games; our retail stores; and certain other consumer products and services not included in the categories above.

Commercial

Our Commercial segments develop, market, and support software and services designed to increase individual, team, and organizational productivity and efficiency, including simplifying everyday tasks through seamless operations across the user’s hardware and software. Our Commercial segments are:

•

Commercial Licensing, comprising: server products, including Windows Server, Microsoft SQL Server, Visual Studio, and System Center; Windows Embedded; volume licensing of the Windows operating system, excluding academic (“Commercial Windows”); Microsoft Office for business, including Office, Exchange, SharePoint, and Lync (“Commercial Office”); Client Access Licenses, which provide access rights to certain server products (“CAL”); Microsoft Dynamics business solutions, excluding Dynamics CRM Online; and Skype; and

•

Commercial Other, comprising: Enterprise Services, including Premier Support Services and Microsoft Consulting Services; Cloud Services, comprising Office 365, excluding Office 365 Home and Office 365 Personal (“Commercial Office 365”), other Microsoft Office online offerings, Dynamics CRM Online, and Microsoft Azure; and certain other commercial products and online services not included in the categories above.

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

•

Research and development expenses are primarily shared across the segment groups based on relative gross margin but are mapped directly in certain cases where the value of the expense accrues only to that segment group.

PART I

Item 1

•	General and administrative expenses are primarily allocated based on relative gross margin.

Certain corporate-level activity is not allocated to our segment groups, including costs of: legal, including expenses, settlements, and fines; information technology; human resources; corporate finance; and excise taxes.

Segment revenue and gross margin were as follows during the periods presented:

(In millions)		Three Months Ended March 31,		Nine Months Ended March 31,

		2014	2013	2014	2013

Revenue

Devices and Consumer	Licensing	$4,382	$4,352	$14,109	$14,733
	Hardware	1,973	1,402	8,187	5,294
	Other	1,950	1,656	5,378	5,055

	Total Devices and Consumer	$8,305	$7,410	$27,674	$25,082

Commercial	Licensing	$10,323	$9,979	$30,805	$29,059
	Other	1,902	1,449	5,285	4,086

	Total Commercial	$12,225	$11,428	$36,090	$33,145
Corporate and Other		(127)	1,651	(313)	(274)

Total revenue		$20,403	$20,489	$63,451	$57,953

Gross Margin

Devices and Consumer	Licensing	$3,906	$3,929	$12,809	$13,163
	Hardware	258	393	875	1,603
	Other	541	430	1,324	1,678

	Total Devices and Consumer	$4,705	$4,752	$15,008	$16,444

Commercial	Licensing	$9,430	$9,085	$28,308	$26,594
	Other	475	264	1,165	585

	Total Commercial	$9,905	$9,349	$29,473	$27,179
Corporate and Other		(148)	1,601	(369)	(317)

Total gross margin		$14,462	$15,702	$44,112	$43,306

Following is operating expenses by segment group. As discussed above, we do not allocate operating expenses below cost of revenue to our segments.

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Devices and Consumer	$2,336	$2,554	$7,802	$7,843
Commercial	4,157	4,112	12,368	11,593
Corporate and Other	995	1,424	2,665	3,179

Total operating expenses	$7,488	$8,090	$22,835	$22,615

PART I

Item 1

Following is operating income (loss) by segment group.

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Devices and Consumer	$2,369	$2,198	$7,206	$8,601
Commercial	5,748	5,237	17,105	15,586
Corporate and Other	(1,143)	177	(3,034)	(3,496)

Total operating income	$6,974	$7,612	$21,277	$20,691

Corporate and Other operating loss includes adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP generally relate to revenue recognition, income statement classification, and depreciation.

Corporate and Other activity was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Corporate (a)	$(968)	$(1,521)	$(2,635)	$(3,205)
Other (adjustments to U.S. GAAP):
Revenue reconciling amounts (b)	(127)	1,651	(313)	(274)
Cost of revenue reconciling amounts	(21)	(50)	(56)	(43)
Operating expenses reconciling amounts	(27)	97	(30)	26

Total Corporate and Other	$(1,143)	$177	$(3,034)	$(3,496)

(a)	Corporate is presented on the basis of our internal accounting policies and excludes the adjustments to U.S. GAAP that are presented separately in those line items.

(b)

Revenue reconciling amounts for the three months ended March 31, 2014 included a net $110 million of revenue deferrals related to sales of certain devices bundled with other products and services (“Bundled Offerings”).

Revenue reconciling amounts for the three months ended March 31, 2013 included: the recognition of $1.1 billion of previously deferred revenue related to sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price (the “Windows Upgrade Offer”); $380 million of previously deferred revenue related to sales of video games with the right to receive specified software upgrades/enhancements; $101 million of previously deferred revenue related to pre-sales of the new Office to OEMs and retailers before general availability; and a net $92 million of previously deferred revenue related to sales of the previous version of the Microsoft Office system with a guarantee to be upgraded to the new Office at minimal or no cost (the “Office Upgrade Offer”).

Revenue reconciling amounts for the nine months ended March 31, 2014 included a net $260 million of revenue deferrals related to Bundled Offerings.

Revenue reconciling amounts for the nine months ended March 31, 2013 includes: a net $784 million of revenue deferred related to the Office Upgrade Offer, offset in part by the recognition of $540 million of previously deferred revenue related to the Windows Upgrade Offer.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Corporation”) as of March 31, 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2014 and 2013. These interim financial statements are the responsibility of the Corporation’s management.

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

April 24, 2014

PART I

Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3), and “Management’s Discussion and Analysis” (Part I, Item 2). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

We generate revenue by developing, licensing, and supporting a wide range of software products, by offering an array of services, including cloud-based services to consumers and businesses, by designing, manufacturing and selling devices that integrate with our cloud-based services, and by delivering relevant online advertising to a global audience. Our most significant expenses are related to compensating employees, designing, manufacturing, marketing, and selling our products and services, and income taxes.

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

Devices with end-user services

We work with an ecosystem of partners to deliver a broad spectrum of Windows devices. In some cases we build our own devices, as we do with Xbox and Surface. Surface RT and Surface Pro were released October 26, 2012 and February 9, 2013, respectively, and Surface 2 and Surface Pro 2 were released October 22, 2013. Xbox One was released on November 22, 2013.

PART I

Item 2

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

Windows 8 reflects this shift. Windows 8 was designed to unite the light, thin, and convenient aspects of a tablet with the power of a PC. The Windows 8 operating system includes the Windows Store, which offers a large and growing number of applications from Microsoft and partners for both business and consumer customers. Windows 8.1 enables new hardware and furthers the integration with other Microsoft services.

Going forward, our strategy will focus on creating a family of devices and services for individuals and businesses that empower people around the globe at home, at work, and on the go, for the activities they value most. This strategy will require investment in datacenters and other infrastructure to support our devices and services, and will bring continued competition with Apple, Google, and other well-established and emerging competitors. We believe our history of powering devices such as Windows PCs and Xbox, as well as our experience delivering high-value experiences through Microsoft Office and other applications, will position us for future success.

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

Helping businesses move to the cloud is one of our largest opportunities. Cloud-based solutions provide customers with software, services, and content over the Internet by way of shared computing resources located in centralized datacenters. The shift to the cloud is driven by three important economies of scale: larger datacenters can deploy computational resources at significantly lower cost per unit than smaller ones; larger datacenters can coordinate and aggregate diverse customer, geographic, and application demand patterns improving the utilization of computing, storage, and network resources; and multi-tenancy lowers application maintenance labor costs for large public clouds. Because of the improved economics, the cloud offers unique levels of elasticity and agility that enable new solutions and applications. For businesses of all sizes, the cloud creates the opportunity to focus on innovation while leaving non-differentiating activities to reliable and cost-effective providers.

We continue to design and deliver cloud solutions that allow our customers to use both the cloud and their on-premise assets however best suits their own needs. For example, a company can choose to deploy Office or Microsoft Dynamics on premise, as a cloud service, or a combination of both. With Windows Server 2012, Microsoft Azure, and System Center infrastructure, businesses can deploy applications in their own datacenter, a partner’s datacenter, or in Microsoft’s datacenter with common security, management, and administration across all environments, with the flexibility and scale they want. These hybrid capabilities allow customers to fully harness the power of the cloud so they can achieve greater levels of efficiency and tap new areas of growth.

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

•

Establishing our Windows platform across the PC, tablet, phone, server, and additional devices, as well as the cloud, to drive a thriving ecosystem of developers, unify the cross-device user experience, and increase agility when bringing new advances to market.

•	Delivering new high-value experiences with improvements in how people learn, work, play, and interact with one another.

We believe the breadth of our devices and services portfolio, our large, global partner and customer base, and the growing Windows ecosystem position us to be a leader in these areas.

Economic Conditions, Challenges, and Risks

The market for software, devices, and cloud-based services is dynamic and highly competitive. Some of our traditional businesses such as the Windows operating system are in a period of transition. Our competitors are developing new devices and deploying competing cloud-based services for consumers and businesses. The devices and form factors customers prefer evolve rapidly, and influence how users access services in the cloud and in some cases the user’s choice of which suite of cloud-based services to use. The Windows ecosystem must continue to evolve and adapt over an extended time in pace with this changing environment. To support our strategy of offering a family of devices and services designed to empower our customers for the activities they value most, we announced a change in our organizational structure in July 2013. Through this realignment, our goal is to become more nimble, collaborative, communicative, motivated, and decisive. Even if we achieve these benefits, the investments we are making in devices and infrastructure to support our cloud-based services will increase our operating costs and may decrease our operating margins.

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

•

revenue deferred on sales of the previous version of the Microsoft Office system with a guarantee to be upgraded to the new Office at minimal or no cost (the “Office Upgrade Offer”) and pre-sales of the new Office to original equipment manufacturers (“OEMs”) and retailers before general availability (collectively, the “Office Deferral”); and

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

PART I

Item 2

(Part I, Item 1 of this Form 10-Q) is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the U.S. (“U.S. GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other. Operating expenses are not allocated to our segments.

During the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. As a result, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, we have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during fiscal year 2014. Our reportable segments are described below.

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

•

D&C Hardware, comprising: Xbox gaming and entertainment consoles and accessories, second-party and third-party video game royalties, and Xbox Live subscriptions (“Xbox Platform”); Surface; and Microsoft PC accessories; and

•

D&C Other, comprising: Resale, including Windows Store, Xbox Live transactions, and Windows Phone Store; search advertising; display advertising; Subscription, comprising Office 365 Home and Office 365 Personal; Studios, comprising first-party video games; our retail stores; and certain other consumer products and services not included in the categories above.

Commercial

Our Commercial segments develop, market, and support software and services designed to increase individual, team, and organizational productivity and efficiency, including simplifying everyday tasks through seamless operations across the user’s hardware and software. Our Commercial segments are:

•

Commercial Licensing, comprising: server products, including Windows Server, Microsoft SQL Server, Visual Studio, and System Center; Windows Embedded; volume licensing of the Windows operating system, excluding academic (“Commercial Windows”); Microsoft Office for business, including Office, Exchange, SharePoint, and Lync (“Commercial Office”); Client Access Licenses, which provide access rights to certain server products (“CAL”); Microsoft Dynamics business solutions, excluding Dynamics CRM Online; and Skype; and

•

Commercial Other, comprising: Enterprise Services, including Premier Support Services and Microsoft Consulting Services; Cloud Services, comprising Office 365, excluding Office 365 Home and Office 365 Personal (“Commercial Office 365”), other Microsoft Office online offerings, Dynamics CRM Online, and Microsoft Azure; and certain other commercial products and online services not included in the categories above.

SUMMARY RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2014	2013		2014	2013

Revenue	$20,403	$20,489	(0)%	$63,451	$57,953	9%
Operating income	$6,974	$7,612	(8)%	$21,277	$20,691	3%
Diluted earnings per share	$0.68	$0.72	(6)%	$2.08	$1.99	5%

PART I

Item 2

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Revenue grew $1.7 billion across our reportable segments, while Corporate and Other revenue declined $1.8 billion due to the prior year recognition of deferred revenue related to the Windows Upgrade Offer, the Video Game Deferral, and the Office Deferral. Cloud Services revenue doubled, reflecting continued growth from our cloud-based offerings.

Cost of revenue increased $1.2 billion or 24%, primarily due to higher volumes of Xbox and Surface sold, as well as $159 million higher datacenter expenses.

Operating income decreased $638 million or 8%, reflecting higher cost of revenue, offset in part by lower general and administrative expenses and sales and marketing expenses. Key changes in operating expenses were:

•	General and administrative expenses decreased $453 million or 27%, primarily due to the EU fine in the prior year.

•	Sales and marketing expenses decreased $252 million or 7%, due mainly to lower advertising costs, offset in part by increased headcount.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013

Revenue increased $5.5 billion or 9%, primarily due to higher D&C Hardware, Commercial Licensing, and Commercial Other revenue. Cloud Services revenue doubled, reflecting continued growth from our cloud-based offerings.

Cost of revenue increased $4.7 billion or 32%, primarily due to higher volumes of Xbox and Surface sold, as well as $490 million higher datacenter expenses.

Operating income increased $586 million or 3%, reflecting higher revenue and lower general and administrative expenses, offset in part by higher cost of revenue and research and development expenses. Key changes in operating expenses were:

•

Research and development expenses increased $630 million or 8%, due mainly to increased investment in new products and services in our Devices and Studios and Applications and Services engineering groups, and higher capitalization of new product development costs in the prior year.

•	General and administrative expenses decreased $491 million or 12%, primarily due to the EU fine in the prior year.

PART I

Item 2

SEGMENT RESULTS OF OPERATIONS

Devices and Consumer

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2014	2013		2014	2013

Revenue

Licensing	$4,382	$4,352	1%	$14,109	$14,733	(4)%
Hardware	1,973	1,402	41%	8,187	5,294	55%
Other	1,950	1,656	18%	5,378	5,055	6%

Total revenue	$8,305	$7,410	12%	$27,674	$25,082	10%

Gross Margin

Licensing	$3,906	$3,929	(1)%	$12,809	$13,163	(3)%
Hardware	258	393	(34)%	875	1,603	(45)%
Other	541	430	26%	1,324	1,678	(21)%

Total gross margin	$4,705	$4,752	(1)%	$15,008	$16,444	(9)%

Three months ended March 31, 2014 compared with three months ended March 31, 2013

D&C revenue increased $895 million or 12%, reflecting sales of Xbox One and Surface, as well as higher online advertising revenue. D&C gross margin decreased slightly, reflecting changes in the mix of products and services sold.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013

D&C revenue increased $2.6 billion or 10%, reflecting sales of Xbox One and Surface, as well as higher Windows Phone revenue and online advertising revenue, offset in part by lower revenue from licenses of Consumer Windows and Consumer Office. D&C gross margin decreased $1.4 billion or 9%, reflecting changes in the mix of products and services sold and higher online advertising cost of revenue.

D&C Licensing

Three months ended March 31, 2014 compared with three months ended March 31, 2013

D&C Licensing revenue increased slightly, due mainly to higher revenue from licenses of Consumer Office and Consumer Windows, including the impact of the expiration of support for Windows XP and higher volume in Japan. Consumer Office revenue increased 15%, due mainly to higher volumes of licenses sold, offset in part by the impact on revenue of continued softness in the consumer PC market. Windows OEM revenue increased 4%, reflecting a 19% increase in OEM Pro revenue, offset in part by continued softness in the consumer PC market.

D&C Licensing gross margin decreased slightly, due mainly to an increase in cost of revenue.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013

D&C Licensing revenue decreased $624 million or 4%, due mainly to lower revenue from licenses of Consumer Windows and Consumer Office, offset in part by increased Windows Phone revenue. Retail and non-OEM sales of Windows declined $319 million or 50%, due mainly to the launch of Windows 8 in the prior year. Windows OEM revenue declined $226 million or 2%, reflecting continued softness in the consumer PC market, offset in part by a 12% increase in OEM Pro revenue. Consumer Office revenue declined $368 million or 14%, reflecting the transition of customers to Office 365 Home as well as the impact on revenue of continued softness in the consumer PC market. Windows Phone revenue increased $429 million or 33%, reflecting an increase in mobile phone patent licensing revenue and higher sales of Windows Phone licenses.

PART I

Item 2

D&C Licensing gross margin decreased $354 million or 3%, due to decreased revenue, offset in part by a $270 million or 17% decrease in cost of revenue. D&C Licensing cost of revenue decreased, due mainly to a $231 million decline in traffic acquisition costs.

D&C Hardware

Three months ended March 31, 2014 compared with three months ended March 31, 2013

D&C Hardware revenue increased $571 million or 41%, due primarily to $398 million or 45% higher Xbox Platform revenue as well as Surface revenue growth. Surface revenue was $494 million for the three months ended March 31, 2014. Xbox Platform revenue increased due to sales of Xbox One, which sells for a higher price than Xbox 360. We sold 2.0 million Xbox consoles during the third quarter of fiscal year 2014, compared with 1.3 million Xbox consoles during the third quarter of fiscal year 2013. Surface revenue increased due to a higher number of units sold.

D&C Hardware gross margin decreased $135 million or 34%, due to a $706 million or 70% increase in cost of revenue, offset in part by higher revenue. Xbox Platform cost of revenue increased $486 million, due mainly to higher volumes of consoles sold and higher costs associated with Xbox One. Surface cost of revenue was $539 million for the three months ended March 31, 2014, which increased due mainly to a higher number of units sold.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013

D&C Hardware revenue increased $2.9 billion or 55%, due primarily to $1.5 billion or 38% higher Xbox Platform revenue as well as Surface revenue growth. Surface revenue was $1.8 billion for the nine months ended March 31, 2014. Xbox Platform revenue increased due to sales of Xbox One, which sells for a higher price than Xbox 360. We sold 10.6 million Xbox consoles during the first nine months of fiscal year 2014 compared with 8.9 million Xbox consoles during the first nine months of fiscal year 2013. Surface revenue increased due to a higher number of units sold.

D&C Hardware gross margin decreased $728 million or 45%, due to a $3.6 billion or 98% increase in cost of revenue, offset in part by higher revenue. Xbox Platform cost of revenue increased $2.0 billion, due mainly to higher volumes of consoles sold and higher costs associated with Xbox One. Surface cost of revenue was $2.1 billion for the nine months ended March 31, 2014, which increased due mainly to a higher number of units sold.

D&C Other

Three months ended March 31, 2014 compared with three months ended March 31, 2013

D&C Other revenue increased $294 million or 18%, due mainly to an increase in online advertising revenue and Subscription revenue. Online advertising revenue increased $144 million or 16%. Search advertising revenue increased 38%, due primarily to increased revenue per search resulting from ongoing improvements in advertising products and higher search volume, offset in part by a 24% reduction in display advertising revenue. Subscription revenue was $98 million for the three months ended March 31, 2014, reflecting subscriber growth of Office 365 Home.

D&C Other gross margin increased $111 million or 26%, due to an increase in revenue, offset in part by a $183 million or 15% increase in cost of revenue. D&C Other cost of revenue grew, due mainly to a $123 million or 21% increase in online advertising cost of revenue, reflecting support of online infrastructure.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013

D&C Other revenue increased $323 million or 6%, due mainly to higher online advertising revenue and Subscription revenue, offset in part by a $267 million decrease in first-party video games revenue, primarily due to the release of Halo 4 in the second quarter of fiscal year 2013. Online advertising revenue increased $309 million or 12%. Search advertising revenue increased 39%, due primarily to increased revenue per search resulting from ongoing improvements in advertising products and higher search volume, offset in part by a 29% reduction in display advertising revenue. Subscription revenue was $212 million for the nine months ended March 31, 2014, reflecting subscriber growth of Office 365 Home. D&C Other revenue also increased $128 million or 11%, due to higher revenue from content resold through our online platforms.

D&C Other gross margin decreased $354 million or 21%, due to a $677 million or 20% increase in cost of revenue, offset in part by higher revenue. D&C Other cost of revenue grew, due mainly to a $388 million or 23% increase in online advertising cost of revenue, reflecting support of online infrastructure and higher traffic acquisition costs. D&C Other cost of revenue also increased $219 million or 20%, due to higher resale transactions costs.

PART I

Item 2

Commercial

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2014	2013		2014	2013

Revenue

Licensing	$10,323	$9,979	3%	$30,805	$29,059	6%
Other	1,902	1,449	31%	5,285	4,086	29%

Total revenue	$12,225	$11,428	7%	$36,090	$33,145	9%

Gross Margin

Licensing	$9,430	$9,085	4%	$28,308	$26,594	6%
Other	475	264	80%	1,165	585	99%

Total gross margin	$9,905	$9,349	6%	$29,473	$27,179	8%

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Commercial revenue increased $797 million or 7%, due to growth in revenue from Cloud Services and our on-premise licensing businesses. Collectively, Commercial Office and Commercial Office 365 revenue grew 6%. Commercial gross margin increased $556 million or 6%, in line with revenue growth.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013

Commercial revenue increased $2.9 billion or 9%, due to growth in revenue from our on-premise licensing businesses and Cloud Services. Collectively, Commercial Office and Commercial Office 365 revenue grew 9%. Commercial gross margin increased $2.3 billion or 8%, in line with revenue growth.

Commercial Licensing

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Commercial Licensing revenue increased $344 million or 3%, due primarily to increased revenue from our server products, including related CAL, and Commercial Windows, offset in part by the transition of customers to Cloud Services. Our server products revenue grew $313 million or 8%, driven primarily by increased sales of Microsoft SQL Server. Commercial Windows revenue grew $90 million or 11%.

Commercial Licensing gross margin increased $345 million or 4%, due mainly to higher revenue.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013

Commercial Licensing revenue increased $1.7 billion or 6%, due primarily to increased revenue from our server products and Commercial Office, each including related CAL, and Commercial Windows. Our server products revenue grew $1.1 billion or 10%, driven primarily by increased sales of Microsoft SQL Server. Commercial Office revenue grew 4%. Commercial Office revenue was impacted by customers transitioning to Commercial Office 365. Commercial Windows revenue grew $230 million or 9%.

Commercial Licensing gross margin increased $1.7 billion or 6%, due mainly to higher revenue.

PART I

Item 2

Commercial Other

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Commercial Other revenue increased $453 million or 31%, due to higher Cloud Services revenue and Enterprise Services revenue. Cloud Services revenue grew $367 million or 101%, due mainly to higher revenue from Commercial Office 365. Enterprise Services revenue grew $85 million or 8%, due mainly to growth in Premier Support Services and Microsoft Consulting Services.

Commercial Other gross margin increased $211 million or 80%, due to higher revenue, offset in part by a $242 million or 20% increase in cost of revenue. The increase in cost of revenue was due mainly to higher datacenter expenses, reflecting support of online infrastructure.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013

Commercial Other revenue increased $1.2 billion or 29%, due to higher Cloud Services revenue and Enterprise Services revenue. Cloud Services revenue grew $943 million or 104%, due mainly to higher revenue from Commercial Office 365. Enterprise Services revenue grew $254 million or 8%, due mainly to growth in Premier Support Services.

Commercial Other gross margin increased $580 million or 99%, due to higher revenue, offset in part by a $619 million or 18% increase in cost of revenue. The increase in cost of revenue was due mainly to higher datacenter expenses, reflecting support of online infrastructure.

Corporate and Other

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2014	2013		2014	2013

Revenue	$(127)	$1,651	*	$(313)	$(274)	(14)%
Gross margin	$(148)	$1,601	*	$(369)	$(317)	(16)%

*	Not meaningful

Corporate and Other revenue comprises certain revenue deferrals, including those related to product and service upgrade offers and pre-sales of new products to OEMs prior to general availability, as well as deferrals related to certain bundled product and service offerings.

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Corporate and Other revenue decreased $1.8 billion, primarily due to the recognition of previously deferred revenue in the prior year. During the three months ended March 31, 2014, we deferred a net $110 million of revenue related to Bundled Offerings. During the three months ended March 31, 2013 we recognized $1.1 billion, $380 million, and a net $193 million of previously deferred revenue related to the Windows Upgrade Offer, Video Game Deferral, and the Office Deferral, respectively.

Corporate and Other gross margin decreased $1.7 billion, in line with revenue.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013

Corporate and Other revenue decreased slightly, primarily due to the timing of revenue deferrals. During the nine months ended March 31, 2014, we deferred a net $260 million of revenue related to Bundled Offerings. During the nine months ended March 31, 2013, we deferred a net $784 million of revenue related to the Office Upgrade Offer, offset in part by the recognition of $540 million of previously deferred revenue related to the Windows Upgrade Offer.

Corporate and Other gross margin decreased slightly, in line with revenue.

PART I

Item 2

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2014	2013		2014	2013

Research and development	$2,743	$2,640	4%	$8,258	$7,628	8%
As a percent of revenue	13%	13%	0ppt	13%	13%	0ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Research and development expenses increased $103 million or 4%, due mainly to increased investment in new products and services in our Devices and Studios and Applications and Services engineering groups.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013

Research and development expenses increased $630 million or 8%, due mainly to increased investment in new products and services in our Devices and Studios and Applications and Services engineering groups, and $167 million higher capitalization of new product development costs in the prior year, primarily related to Office 2013 and Windows 8.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2014	2013		2014	2013

Sales and marketing	$3,542	$3,794	(7)%	$11,129	$11,048	1%
As a percent of revenue	17%	19%	(2)ppt	18%	19%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Sales and marketing expenses decreased $252 million or 7%, reflecting lower advertising costs, offset in part by increased headcount-related expenses. Advertising costs declined $342 million or 51%, primarily due to Windows 8, Surface, and Office costs in the prior year. Average headcount grew 5% to enhance sales execution and expand our retail stores presence.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013

Sales and marketing expenses increased slightly, primarily due to headcount-related expenses and other investment in our retail stores, offset in part by lower advertising costs. Average headcount grew 4% to enhance sales execution and expand our retail stores presence. Advertising costs declined $248 million or 13%, primarily due to Windows 8, Surface, and Office costs in the prior year.

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2014	2013		2014	2013

General and administrative	$1,203	$1,656	(27)%	$3,448	$3,939	(12)%
As a percent of revenue	6%	8%	(2)ppt	5%	7%	(2)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three months ended March 31, 2014 compared with three months ended March 31, 2013

General and administrative expenses decreased $453 million or 27%, due mainly to a European Commission fine of €561 million (approximately $733 million) in the prior year for failure to comply with our 2009 agreement to display a “Browser Choice Screen” on Windows PCs where Internet Explorer is the default browser (the “EU fine”), offset in part by lower legal settlements and business taxes in the prior year.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013

General and administrative expenses decreased $491 million or 12%, due mainly to the EU fine in the prior year, offset in part by lower legal settlements and business taxes in the prior year as well as costs associated with preparing to close the acquisition and integrate Nokia Corporation’s (“Nokia”) Devices and Services business.

OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2014	2013	2014	2013

Dividends and interest income	$220	$150	$618	$475
Interest expense	(175)	(109)	(428)	(309)
Net recognized gains on investments	90	57	153	85
Net losses on derivatives	(50)	(5)	(253)	(66)
Net losses on foreign currency remeasurements	(30)	(22)	(21)	(58)
Other	(72)	(80)	(103)	89

Total	$(17)	$(9)	$(34)	$216

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

Three months ended March 31, 2014 compared with three months ended March 31, 2013

Dividends and interest income increased due to higher portfolio balances. Interest expense increased due to higher outstanding long-term debt. Net losses on derivatives increased due to higher losses on foreign exchange contracts, offset in part by gains on commodity derivatives. For the three months ended March 31, 2014, other includes recognized losses from certain joint ventures.

Nine months ended March 31, 2014 compared with nine months ended March 31, 2013

Dividends and interest income increased due to higher portfolio balances. Interest expense increased due to higher outstanding long-term debt. Net losses on derivatives increased due to higher losses on foreign exchange contracts,

PART I

Item 2

losses on equity derivatives as compared to gains in the prior period, offset in part by higher gains on commodity derivatives. For the nine months ended March 31, 2014 other reflects recognized losses from certain joint ventures, offset in part by a recognized gain on a divestiture. For the nine months ended March 31, 2013, other reflects recognized gains on divestitures, including the gain recognized on the divestiture of our 50% share in the MSNBC joint venture.

INCOME TAXES

Our effective tax rates were approximately 19% and 20% for the three months ended March 31, 2014 and 2013, respectively, and 18% and 19% for the nine months ended March 31, 2014 and 2013, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

The current quarter’s effective tax rate was lower than the prior year’s third quarter effective tax rate, primarily due to nonrecurring items in the prior year’s third quarter effective tax rate, such as the non-deductible EU fine and transfer pricing developments related to Denmark and India which were offset by adjustments to prior year tax provision estimates and unfavorable changes in the proportion of earnings taxed at lower rates in foreign jurisdictions. The current year’s effective tax rate was lower than the prior year’s effective tax rate, primarily due to additional U.S. tax relief determined to be available with respect to transfer pricing developments in certain foreign tax jurisdictions, primarily Denmark.

Tax contingencies and other tax liabilities were $9.4 billion as of March 31, 2014 and June 30, 2013, and were included in other long-term liabilities. While we settled a portion of the U.S. Internal Revenue Service (“I.R.S.”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of March 31, 2014, the primary unresolved issue related to transfer pricing which could have a significant impact on our financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months, as we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2013.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2013, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $88.4 billion as of March 31, 2014, compared with $77.0 billion as of June 30, 2013. Equity and other investments were $14.8 billion as of March 31, 2014, compared to $10.8 billion as of June 30, 2013. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

We routinely monitor our financial exposure to both sovereign and non-sovereign borrowers and counterparties. Our gross exposures to our customers and investments in Portugal, Italy, Ireland, Greece, and Spain are individually and collectively not material.

Of the cash, cash equivalents, and short-term investments at March 31, 2014, $80.8 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $1.3 billion. As of March 31, 2014, approximately 76% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 4% were invested in corporate notes and bonds of U.S. companies, and approximately 1% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

PART I

Item 2

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $794 million as of March 31, 2014. Our average and maximum securities lending payable balances for the three months ended March 31, 2014 were $670 million and $1.3 billion, respectively. Our average and maximum securities lending payable balances for the nine months ended March 31, 2014 were $598 million and $1.3 billion, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

Cash Flows

Cash flows from operations decreased $213 million or 1%, to $22.7 billion for the nine months ended March 31, 2014, primarily due to lower revenue deferrals, partially offset by increased revenue from sales of devices. Cash used in financing decreased $1.6 billion or 24%, to $5.1 billion, due mainly to a $4.7 billion increase in proceeds from issuances of debt, net of repayments, partially offset by a $1.8 billion increase in cash used for common stock repurchases, and a $1.0 billion increase in dividends paid. Cash used in investing decreased $8.0 billion or 45%, to $9.9 billion, due mainly to a $8.1 billion decrease in cash used for net investment purchases, sales, and maturities, a $1.3 billion decrease in cash used for acquisition of companies and purchases of intangible and other assets, and a $398 million increase in cash from securities lending activities, partially offset by a $1.7 billion increase in capital expenditures for property and equipment.

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

PART I

Item 2

Long-term debt

As of March 31, 2014, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $22.7 billion and $23.2 billion, respectively. This is compared to a carrying value and estimated fair value of $15.6 billion and $15.8 billion, respectively, as of June 30, 2013. These estimated fair values are based on Level 2 inputs.

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of March 31, 2014:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate

(In millions)

Notes

June 1, 2014	$2,000	2.950%	3.049%
September 25, 2015	1,750	1.625%	1.795%
February 8, 2016	750	2.500%	2.642%
November 15, 2017	600	0.875%	1.084%
May 1, 2018	450	1.000%	1.106%
December 6, 2018 (a)	1,250	1.625%	1.824%
June 1, 2019	1,000	4.200%	4.379%
October 1, 2020	1,000	3.000%	3.137%
February 8, 2021	500	4.000%	4.082%
December 6, 2021 (b)	2,412	2.125%	2.233%
November 15, 2022	750	2.125%	2.239%
May 1, 2023	1,000	2.375%	2.465%
December 15, 2023 (a)	1,500	3.625%	3.726%
December 6, 2028 (b)	2,412	3.125%	3.218%
May 2, 2033 (c)	758	2.625%	2.690%
June 1, 2039	750	5.200%	5.240%
October 1, 2040	1,000	4.500%	4.567%
February 8, 2041	1,000	5.300%	5.361%
November 15, 2042	900	3.500%	3.571%
May 1, 2043	500	3.750%	3.829%
December 15, 2043 (a)	500	4.875%	4.918%

Total	$22,782

(a)	In December 2013, we issued $3.3 billion of debt securities.

(b)	In December 2013, we issued €3.5 billion of debt securities.

(c)	In April 2013, we issued €550 million of debt securities.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of March 31, 2014, the aggregate unamortized discount for our long-term debt, including the current portion, was $103 million.

Credit facility

We have a $5.0 billion credit facility that expires on November 14, 2018 which serves as a back-up for our commercial paper program. As of March 31, 2014, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreement. No commercial paper was outstanding as of March 31, 2014 or June 30, 2013, and no amounts were drawn against the credit facility during any of the periods presented.

PART I

Item 2

Unearned Revenue

Unearned revenue at March 31, 2014 comprised mainly unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue at March 31, 2014 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox Live subscriptions and prepaid points; Office 365 Home subscriptions; Microsoft Dynamics business solutions products; Skype prepaid credits and subscriptions; OEM minimum commitments; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of March 31, 2014:

(In millions)

Three Months Ending,

June 30, 2014	$7,825
September 30, 2014	4,937
December 31, 2014	3,504
March 31, 2015	1,404
Thereafter	1,842

Total	$19,512

Share Repurchases

During the three months ended March 31, 2014, we repurchased 47 million shares of Microsoft common stock for $1.8 billion under a $40.0 billion share repurchase program approved by our Board of Directors on September 16, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of March 31, 2014, approximately $36.2 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

During the nine months ended March 31, 2014, we repurchased 147 million shares of Microsoft common stock for $5.3 billion under both the $40.0 billion share repurchase program approved by our Board of Directors on September 16, 2013, and the share repurchase program that was announced in September 2008 and expired September 30, 2013. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2014

September 16, 2013	$0.28	November 21, 2013	$2,332	December 12, 2013
November 19, 2013	$0.28	February 20, 2014	$2,322	March 13, 2014
March 11, 2014	$0.28	May 15, 2014	$2,313	June 12, 2014

Fiscal Year 2013

September 18, 2012	$0.23	November 15, 2012	$1,933	December 13, 2012
November 28, 2012	$0.23	February 21, 2013	$1,925	March 14, 2013
March 11, 2013	$0.23	May 16, 2013	$1,921	June 13, 2013

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

Other Planned Uses of Capital

On September 2, 2013, we announced that we entered into a definitive agreement to acquire substantially all of Nokia’s Devices and Services business, license Nokia’s patents, and license and use Nokia’s mapping services (the “Agreement”). Under the terms of the Agreement, we agreed to pay €3.79 billion (approximately $5.0 billion) to purchase substantially all of Nokia’s Devices and Services business, and €1.65 billion (approximately $2.2 billion) to license Nokia’s patents, for a total transaction price of €5.44 billion (approximately $7.2 billion) in cash. We intend to draw upon our overseas cash resources to fund the acquisition. In connection with the Agreement, on September 23, 2013, we provided Nokia €1.5 billion ($2.0 billion) of financing in the form of convertible notes, which are included in short-term investments on our balance sheet. Nokia will repay these notes from the proceeds of the acquisition upon closing. Nokia’s shareholders approved the Agreement on November 19, 2013. We expect the acquisition will close on April 25, 2014.

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology. Additions to property and equipment will continue, including new facilities, datacenters, and computer systems for research and development, sales and marketing, support, and administrative staff. We expect capital expenditures to increase in coming years in support of our cloud and devices strategy. We have operating leases for most U.S. and international sales and support offices and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

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

PART I

Item 2

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

Microsoft Office system revenue was subject to deferral as a result of the Office Upgrade Offer, which started October 19, 2012. The Office Upgrade Offer allowed customers who purchased qualifying 2010 Microsoft Office system or Office for Mac 2011 products to receive, at no cost, a one-year subscription to Office 365 Home or the equivalent version of 2013 Microsoft Office system upon general availability. Small business customers in applicable markets were also eligible for a three-month trial of Office 365 Small Business Premium. Accordingly, estimated revenue related to the undelivered 2013 Microsoft Office system and subscription services was deferred until the products and services were delivered or the redemption period expired.

Impairment of Investment Securities

We review investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an

PART I

Item 2

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

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon

PART I

Item 2, 3

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

PART I, PART II

Item 3, 4, 1, 1A

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, and legal risk. The following table sets forth the one-day VaR for substantially all of our positions as of March 31, 2014 and June 30, 2013 and for the three months ended March 31, 2014:

(In millions)

	March 31, 2014	June 30, 2013	Three Months Ended March 31, 2014

Risk Categories			Average	High	Low

Foreign currency	$199	$199	$244	$287	$199
Interest rate	$81	$85	$80	$82	$78
Equity	$215	$181	$217	$226	$208
Commodity	$18	$19	$18	$19	$18

Total one-day VaR for the combined risk categories was $391 million at March 31, 2014 and $350 million at June 30, 2013. The total VaR is 24% less at March 31, 2014 and 28% less at June 30, 2013 than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 13 – Commitments and Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

PART II

Item 1A

Competition among platforms, ecosystems, and devices

An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A well-established ecosystem creates beneficial network effects among users, application developers, and the platform provider that can accelerate growth. Establishing significant scale in the marketplace is necessary to achieve and maintain attractive margins. The strategic importance of developing and maintaining a vibrant ecosystem increased with the launch of the Windows 8 operating system, Surface, Windows Phone, Xbox, and associated cloud-based services. We face significant competition from firms that provide competing platforms, applications, and services.

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

PART II

Item 1A

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

•

maintaining the utility, compatibility, and performance of our cloud-based services on the growing array of computing devices, including PCs, smartphones, tablets, and television-related devices including gaming consoles;

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

We make significant investments in new products and services that may not be profitable.    We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, the Windows Store, the Microsoft Azure Services platform, Office 365, other cloud-based services offerings, and the Xbox entertainment platform. We will continue to invest in new software and hardware products, services, and technologies, such as the Microsoft-designed and manufactured Surface devices. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software products or upgrades, unfavorably impacting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for a number of years, if at all. Moreover, new products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically.

In 2012, we launched Windows 8, a major new release of our operating system, which seeks to deliver a unique user experience through well-integrated software, hardware, and services. In 2013, we released the Windows 8.1 update. The success of Windows 8 depends on a number of factors including the extent to which customers embrace the new user interface and functionality, successfully coordinating with our OEM partners in releasing a variety of hardware devices that take advantage of new features, pricing Windows 8-based devices competitively, and attracting developers at scale to ensure a competitive array of quality applications. The marketing costs we are incurring to promote Windows 8 and associated services and devices may reduce our operating margins.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business.    We expect to continue making acquisitions or entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we do not get a satisfactory return on our investment, that we have difficulty integrating new employees, business systems, and technology, or that the transaction distracts management from

PART II

Item 1A

our other businesses. In September 2013, we announced an agreement with Nokia Corporation to acquire substantially all its Devices and Services business, including patent licensing and financing agreements. Factors that may prevent us from realizing the financial and other benefits from this transaction include: the response to the acquisition by the customers, employees, and strategic and business partners of Nokia’s Devices and Services business; the extent to which we achieve anticipated operating efficiencies and cost savings, and anticipated smart device and mobile phone market share targets; the overall growth rates for the smart device and mobile phone markets; ongoing downward pressure on prices for mobile devices; unanticipated restructuring expenses; any restrictions or limitations imposed by regulatory authorities; our management and organizational changes resulting from acquisition of Nokia’s Devices and Services business; the ability to retain key Nokia personnel; our effectiveness in integrating the Nokia Devices and Services business with Microsoft’s businesses; the response of existing Microsoft smart devices original equipment manufacturers; and risks related to the Nokia Devices and Services international operations. These transactions provide opportunities to enhance our existing products and services; their success will depend in part on our ability to provide compelling experiences that distinguish us from our competitors in consumer and business markets. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition.

We may not be able to adequately protect our intellectual property rights.    Protecting our global intellectual property rights and combating unlicensed copying and use of our software and other intellectual property is difficult. While piracy adversely affects U.S. revenue, the impact on revenue from outside the U.S. is more significant, particularly in countries where laws are less protective of intellectual property rights. As a result, our revenue in these markets may grow slower than the underlying PC market. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Throughout the world, we educate consumers about the benefits of licensing genuine products and obtaining indemnification benefits for intellectual property risks, and we educate lawmakers about the advantages of a business climate where intellectual property rights are protected. However, continued educational and enforcement efforts may fail to enhance revenue. Reductions in the legal protection for software intellectual property rights could adversely affect revenue.

Third parties may claim we infringe their intellectual property rights.    From time to time, others claim we infringe their intellectual property rights. The number of these claims may grow because of constant technological change in the markets in which we compete, the extensive patent coverage of existing technologies, the rapid rate of issuance of new patents, and our offering of Microsoft-branded services and hardware devices, such as Surface. To resolve these claims we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. These outcomes may cause operating margins to decline. In addition to money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies. In some countries, such as Germany, an injunction can be issued before the parties have fully litigated the validity of the underlying patents. We have paid significant amounts to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk, and may continue to do so in the future.

We may not be able to protect our source code from copying if there is an unauthorized disclosure of source code.    Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. Although we license portions of our application and operating system source code to a number of licensees, we take significant measures to protect the secrecy of large portions of our source code. If a significant portion of our source code leaks, we could potentially lose future trade secret protection for that source code. It may become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase the security risks described in the next paragraph.

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.

Security of Microsoft’s information technology

Threats to information technology (“IT”) security can take a variety of forms. Individual and groups of hackers, as well as sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our customers and our IT. They may develop and deploy malicious software to attack our products and services and gain access to our networks and datacenters, or act in a coordinated manner to launch distributed denial of service or

PART II

Item 1A

other coordinated attacks. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property, or otherwise adversely affect our business.

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

Security of our customers’ products and services

Security threats are a particular challenge to companies like us whose business is technology products and services. Threats to our own IT infrastructure also affect our customers. Customers using our cloud-based services rely on the security of our infrastructure to ensure the reliability of our services and the protection of their data. Hackers tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. The security of our products and services is important in our customers’ purchasing decisions.

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

The cost of these steps could reduce our operating margins. Despite these efforts, actual or perceived security vulnerabilities in our products and services could harm our reputation and lead some customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Any of these actions by customers could adversely affect our revenue. Actual or perceived vulnerabilities may lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenges. Legislative or regulatory action in these areas may increase the costs to develop or implement our products and services.

Disclosure of personal data could result in liability and harm our reputation.    As we continue to grow the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable information of our customers. At the same time, the continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the security controls across our business groups and geographies, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of personally identifiable information that we or our vendors store and manage. Improper disclosure could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers to store and process personal data on premise or, increasingly, in a cloud-based environment we host. We believe consumers using our email, messaging, storage, sharing, and social networking services will increasingly want efficient, centralized methods of choosing their privacy preferences and controlling their data. Like all providers of communications services, government authorities can sometimes require us to

PART II

Item 1A

produce customer data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Despite our efforts to protect customer data, perceptions that the privacy of personal information is not satisfactorily protected could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we may take to address customer concerns, or constraints on our flexibility to determine where and how to operate datacenters, may result in higher operating expenses.

We may have outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic and the complexity of our products and services demand more computing power. We spend substantial amounts to purchase or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters, and to introduce new products and services and support existing services such as Bing, Exchange Online, Office 365, SharePoint Online, OneDrive, Skype, Xbox Live, Microsoft Azure, Outlook.com, and Microsoft Office Web Apps. We also are growing our business of providing a platform and back-end hosting for services provided by third-parties to their end users. Maintaining and expanding this infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

Government litigation and regulatory activity may limit how we design and market our products.    As a leading global software maker, we are closely scrutinized by government agencies under U.S. and foreign competition laws. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. For example, we were sued on competition law grounds by the U.S. Department of Justice, 18 states, and the District of Columbia in the late 1990s. The resolution of the government lawsuits imposed various constraints on our Windows operating system businesses. Although these constraints expired in May 2011, we expect that federal and state antitrust authorities will continue to closely scrutinize our business.

The European Commission closely scrutinizes the design of high-volume Microsoft products and the terms on which we make certain technologies used in these products, such as file formats, programming interfaces, and protocols, available to other companies. In 2004, the Commission ordered us to create new versions of Windows that do not include certain multimedia technologies and to provide our competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. In 2009, the Commission accepted a set of commitments offered by Microsoft to address the Commission’s concerns relating to competition in Web browsing software, including an undertaking to address Commission concerns relating to interoperability. These obligations may limit our ability to innovate in Windows or other products in the future, diminish the developer appeal of the Windows platform, and increase our product development costs. The availability of licenses related to protocols and file formats may enable competitors to develop software products that better mimic the functionality of our products, which could hamper sales of our products.

Government regulatory actions and court decisions such as these may hinder our ability to provide the benefits of our software to consumers and businesses, reducing the attractiveness of our products and the revenue that come from them. New competition law actions could be initiated at any time. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

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

Adverse economic or market conditions may harm our business.    Worsening economic conditions, including inflation, recession, or other changes in economic conditions, may result in lower IT spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our revenue will be adversely affected. A substantial amount of our revenue comes from U.S. government contracts. An extended federal government shutdown resulting from the failure to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, as well as other budgetary decisions limiting or delaying federal government spending generally, could reduce government IT spending on our products and services and adversely affect our revenues. Our product distribution system also relies on an extensive partner and retail network. OEMs building devices that run our software have also been a significant means of distribution. The impact of economic conditions on our partners, such as the bankruptcy of a major distributor, OEM, or retailer, could result in sales channel disruption. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, allowances for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A significant part of our investment portfolio consists of U.S. government securities. If global credit and equity markets decline for long periods, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely impacted and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results.

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

Our hardware and software products may experience quality or supply problems.    Our vertically-integrated hardware products such as the Xbox console, Surface, and other hardware devices we design and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or effectively address such issues through design, testing, or warranty repairs. We get some device components from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us. If a component from a sole-source supplier is delayed or becomes unavailable, whether because of supplier capacity constraint or industry shortages, we may be unable to obtain timely replacement supplies, resulting in reduced sales. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox consoles and Surface are assembled in Asia; disruptions in the supply chain may result in shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

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

Catastrophic events or geo-political conditions may disrupt our business.    A disruption or failure of our systems or operations because of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other mission-critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other critical business operations are located in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could harm our ability to conduct normal

PART II

Item 1A, 2

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

January 1, 2014 – January 31, 2014	0	n/a	0	$ 38,000
February 1, 2014 – February 28, 2014	29,994,262	$ 37.35	29,994,262	$ 36,880
March 1, 2014 – March 31, 2014	17,467,660	$ 38.43	17,467,660	$ 36,209

	47,461,922		47,461,922

During the three months ended March 31, 2014, we repurchased 47 million shares of Microsoft common stock for $1.8 billion under a $40.0 billion share repurchase program approved by our Board of Directors on September 16, 2013. All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of March 31, 2014, approximately $36.2 billion remained of our $40.0 billion share repurchase program.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

PART II

Item 6

ITEM 6. EXHIBITS

10.23*	Offer Letter, dated February 3, 2014, between Microsoft Corporation and Satya Nadella (incorporated by reference to Current Report on Form 8-K filed on February 4, 2014)

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement

**	Furnished, not filed.

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

April 24, 2014