Form 10-K
period 2014-06-30
MICROSOFT CORP
filed 2014-07-31
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☒    No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☒    No ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐

Non-accelerated filer	☐ (Do not check if a smaller reporting company)	Smaller reporting company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of December 31, 2013, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $284,539,953,282 based on the closing sale price as reported on the NASDAQ National Market System. As of July 22, 2014, there were 8,239,848,789 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 3, 2014 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For The Fiscal Year Ended June 30, 2014

PART I

Item 1

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933 and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business,” “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A), and “Management’s Discussion and Analysis” (Part II, Item 7). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

Microsoft was founded in 1975. Our mission is to enable people and organizations throughout the world to do more and achieve more by creating technology that transforms the way people learn, work, play, and communicate. We develop and market software, services, and devices that deliver new opportunities, greater convenience, and enhanced value to people’s lives. We do business worldwide and have offices in more than 100 countries.

We generate revenue by developing, licensing, and supporting a wide range of software products and services, by designing, manufacturing, and selling devices, and by delivering relevant online advertising to a global customer audience. In addition to selling individual products and services, we offer suites of products and services.

Our products include operating systems for computing devices, servers, phones, and other intelligent devices; server applications for distributed computing environments; productivity applications; business solution applications; desktop and server management tools; software development tools; video games; and online advertising. We also design and sell hardware including PCs, tablets, gaming and entertainment consoles, phones, other intelligent devices, and related accessories.

We offer cloud-based solutions that provide customers with software, services, and content over the Internet by way of shared computing resources located in centralized data centers. Examples of cloud-based computing services we offer include Bing, Microsoft Azure, Microsoft Dynamics CRM Online, Microsoft Office 365, OneDrive, Skype, Xbox Live, and Yammer. Cloud revenue is earned primarily from usage fees, advertising, and subscriptions. We also provide consulting and product and solution support services, and we train and certify computer system integrators and developers.

We conduct research and develop advanced technologies for future software, devices, and services. We believe that we will continue to grow and meet our customers’ needs as the productivity and platform company for the mobile-first and cloud-first world. We will continue to create new opportunities for partners, increase customer satisfaction, and improve our service excellence, business efficacy, and internal processes.

OPERATING SEGMENTS

During the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. As a result, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2014, we reported our financial performance based on our new segments: Devices and Consumer (“D&C”) Licensing, D&C Hardware, D&C Other, Commercial Licensing, and Commercial Other.

PART I

Item 1

On April 25, 2014, we completed the transaction to acquire substantially all of Nokia Corporation’s (“Nokia”) Devices and Services Business (“NDS”). We report the financial performance of NDS in our new Phone Hardware segment. Prior to the acquisition of NDS, financial results associated with our joint strategic initiatives with Nokia were reflected in our D&C Licensing segment. The contractual relationship with Nokia related to those initiatives terminated in conjunction with the acquisition. With the creation of the new Phone Hardware segment, the D&C Hardware segment was renamed Computing and Gaming Hardware in the fourth quarter of fiscal year 2014.

Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives across the development, sales, marketing, and services organizations, and they provide a framework for timely and rational allocation of development, sales, marketing, and services resources within businesses. Additional information on our operating segments and geographic and product information is contained in Note 21 – Segment Information and Geographic Data of the Notes to Financial Statements.

Devices and Consumer

Our D&C segments develop, manufacture, market, and support products and services designed to increase personal productivity, help people simplify tasks and make more informed decisions online, entertain and connect people, and help advertisers connect with audiences. Our D&C segments are made up of D&C Licensing, Computing and Gaming Hardware, Phone Hardware, and D&C Other.

D&C Licensing

The principal products and services provided by the D&C Licensing segment are: Windows, including original equipment manufacturer (“OEM”) licensing (“Windows OEM”) and other non-volume licensing and academic volume licensing of the Windows operating system and related software; non-volume licensing of Microsoft Office, comprising the core Office product set, for consumers (“Office Consumer”); Windows Phone operating system, including related patent licensing; and certain other patent licensing revenue.

The Windows operating system is designed to empower individuals, companies, and organizations to simplify everyday tasks through seamless operations across the user’s hardware and software.

Windows revenue growth is impacted significantly by the number of Windows operating system licenses purchased by OEMs, which they pre-install on the devices they sell. In addition to computing device market volume, Windows revenue is impacted by:

•	the mix of computing devices based on form factor and screen size;

•	differences in device market demand between developed markets and emerging markets;

•	attachment of Windows to devices shipped;

•	customer mix between consumer, small and medium sized businesses, and large enterprises;

•	changes in inventory levels in the OEM channel;

•

pricing changes and promotions, pricing variation that occurs when the mix of devices manufactured shifts from local and regional system builders to large, multinational OEMs, and different pricing of Windows versions licensed;

•	piracy; and

•	sales of packaged software.

The versions of Office included in our D&C Licensing segment are designed to increase personal productivity through a range of programs, services, and software solutions. Growth depends on our ability to add value to the core product set and to continue to expand our product offerings in other areas such as content management and collaboration. Office Consumer revenue is impacted by sales to customers that buy Office with their new devices and by product launches, as well as the transition to Office 365 Consumer, our subscription-based cloud service that provides access to Office plus other productivity services. Office 365 Consumer revenue is included in our D&C Other segment.

PART I

Item 1

The Windows Phone operating system is designed to bring users closer to the people, applications, and content they need. As noted above, prior to our acquisition of NDS, Microsoft and Nokia jointly created new mobile products and services and extended established products and services to new markets through a strategic alliance. Windows Phone revenue associated with this contractual relationship was reflected in D&C Licensing. Windows Phone revenue also includes revenue from licensing mobile-related patents.

Competition

The Windows operating system faces competition from various software products and from alternative platforms and devices, mainly from Apple and Google. We believe Windows competes effectively by giving customers choice, value, flexibility, security, an easy-to-use interface, compatibility with a broad range of hardware and software applications, including those that enable productivity, and the largest support network for any operating system.

Competitors to the versions of Office included in D&C Licensing include global application vendors such as Apple and Google, numerous web-based competitors, and local application developers in Asia and Europe. Apple distributes versions of its pre-installed application software, such as email, note taking, and calendar products, through its PCs, tablets, and phones. Google provides a hosted messaging and productivity suite and distributes its productivity services through the Android and Chrome operating systems. Web-based offerings competing with individual applications can also position themselves as alternatives to our products. We believe our products compete effectively based on our strategy of providing powerful, flexible, secure, and easy to use solutions that work across a variety of devices.

Windows Phone operating system faces competition from iOS, Android, and Blackberry operating systems. Windows Phone competes based on differentiated user interface, personalized applications, compatibility with Windows PCs and tablets, and other unique capabilities.

Computing and Gaming Hardware

The principal products and services provided by the Computing and Gaming Hardware segment are: Xbox gaming and entertainment consoles and accessories, second-party and third-party video game royalties, and Xbox Live subscriptions (“Xbox Platform”); Surface devices and accessories; and Microsoft PC accessories.

The Xbox Platform is designed to provide a unique variety of entertainment choices through the use of our devices, peripherals, content, and online services. We released Xbox 360 and Xbox One in November 2005 and November 2013, respectively.

Surface devices are designed to help organizations, students, and consumers to be more productive, offering accessories and compatibility with peripherals. Surface devices were first released in October 2012. Our latest Surface device, the Surface Pro 3, was released in June 2014.

Competition

Our Xbox Platform competes with console platforms from Sony and Nintendo, both of which have a large, established base of customers. The lifecycle for gaming and entertainment consoles averages five to ten years. Nintendo released their latest generation console in November 2012. Sony released their latest generation console in November 2013.

We believe the success of gaming and entertainment consoles is determined by the availability of games for the console, providing exclusive game content that gamers seek, the computational power and reliability of the console, and the ability to create new experiences via online services, downloadable content, and peripherals. In addition to Sony and Nintendo, we compete with other providers of entertainment services through online marketplaces. We believe the Xbox Platform is effectively positioned against competitive products and services based on significant innovation in hardware architecture, user interface, developer tools, online gaming and entertainment services, and continued strong exclusive content from our own game franchises as well as other digital content offerings.

PART I

Item 1

Surface devices face competition from computer, tablet, and other hardware manufacturers, many of which are also current or potential partners and customers.

Phone Hardware

The principal products and services provided by the new Phone Hardware segment are Lumia Smartphones and other non-Lumia phones, which we began manufacturing and selling with the acquisition of NDS on April 25, 2014.

Competition

Our phones face competition primarily from Samsung and Apple, as well as many other mobile device manufacturers. We believe our phones will compete by being tailored for virtually every demographic and geography worldwide, offering unique industrial design and imaging technologies at high and low ranges of price points, and by incorporating Microsoft’s digital work and digital life experiences.

D&C Other

The principal products and services provided by the D&C Other segment are: Resale, including the Windows Store, Xbox Live transactions, and the Windows Phone Store; search advertising; display advertising; Office 365 Consumer, comprising Office 365 Home and Office 365 Personal; Studios, comprising first-party video games; and our retail stores.

Windows Store and Windows Phone Store are online application marketplaces that are designed to benefit our developers and partner ecosystems by providing access to a large customer base and benefit users by providing centralized access to certified applications. Xbox Live transactions consist of online entertainment content, such as games, music, movies, and TV shows, accessible on Xbox consoles and other devices.

Search and display advertising includes Bing, Bing Ads, MSN, Windows Services, and Xbox ads. We are the exclusive algorithmic and paid search platform for Yahoo! websites worldwide. We have completed the Yahoo! worldwide algorithmic transition and the paid search transition in the U.S. and planned international markets.

Office 365 Consumer is designed to increase personal productivity through a range of Microsoft Office programs and services delivered across multiple platforms via the cloud.

Studios designs and markets games for Xbox consoles, Windows-enabled devices, and online. Growth depends on our ability to attract new users and increase engagement by developing a deep library of content which consumers seek.

Competition

We face competition for our Resale products and services from various online marketplaces, including those operated by Amazon, Apple, and Google.

Our search and display advertising business competes with Google and a wide array of websites, social platforms like Facebook, and portals like Yahoo! that provide content and online offerings to end users. Our success depends on our ability to attract new users, understand intent, and match intent with relevant content and advertiser offerings. We believe we can attract new users by continuing to offer new and compelling products and services. We differentiate our offerings by providing a broad selection of content that helps users make faster, informed decisions, and take action more quickly by providing relevant search results, expanded search services, and deeply-integrated social recommendations.

Competitors to Office 365 Consumer are the same as those discussed above for Office Consumer.

PART I

Item 1

Competitors to Studios are the same as those discussed above for our Xbox gaming and entertainment business, as well as game studios like Electronic Arts and Activision Blizzard.

Commercial

Our Commercial segments develop, market, and support software and services designed to increase individual, team, and organization productivity and efficiency, and to simplify everyday tasks through seamless operations across the user’s hardware and software. Commercial is made up of the Commercial Licensing and Commercial Other segments.

Commercial Licensing

The principal products and services provided by the Commercial Licensing segment are: server products, including Windows Server, Microsoft SQL Server, Visual Studio, System Center, and related Client Access Licenses (“CAL”); Windows Embedded; volume licensing of the Windows operating system, excluding academic (“Windows Commercial”); Microsoft Office for business, including Office, Exchange, SharePoint, Lync, and related CAL (“Office Commercial”); Skype; and Microsoft Dynamics business solutions, excluding Dynamics CRM Online.

Our server products are designed to make information technology professionals and developers and their systems more productive and efficient. Server software is integrated server infrastructure and middleware designed to support software applications built on the Windows Server operating system. This includes the server platform, database, business intelligence, storage, management and operations, virtualization, service-oriented architecture platform, security, and identity software. We also license standalone and software development lifecycle tools for software architects, developers, testers, and project managers. Revenue comes from product revenue, including purchases through volume licensing programs, licenses sold to OEMs, and retail packaged product. CAL provide access rights to certain server and Office products, including Windows Server, Microsoft SQL Server, Exchange, SharePoint, and Lync. CAL revenue is reported along with the associated server or Office product.

Windows Embedded extends the power of Windows and the cloud to intelligent systems, including the Internet of Things, by delivering specialized operating systems, tools, and services.

Windows Commercial revenue is mainly affected by the demand from commercial customers for volume licensing and software assurance, often reflecting the number of information workers in a licensed enterprise, and is therefore relatively independent of the number of PCs sold in a given year.

The versions of Office in Commercial Licensing are designed to increase personal, team and organizational productivity through a range of programs, services, and software solutions. Office Commercial revenue is mainly affected by a combination of the demand from commercial customers for volume licensing and software assurance and the number of information workers in a licensed enterprise, and is therefore relatively independent of the number of PCs sold in a given year.

Skype is designed to connect friends, family, clients, and colleagues through a variety of devices. Revenue is largely driven by the sale of minutes, subscriptions, and advertising.

Microsoft Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises. Revenue is largely driven by the number of information workers licensed.

Competition

Our server operating system products face competition from a wide variety of server operating systems and applications offered by companies with a range of market approaches. Vertically integrated computer manufacturers such as Hewlett-Packard, IBM, and Oracle offer their own versions of the Unix operating system preinstalled on

PART I

Item 1

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

We compete to provide enterprise-wide computing solutions and point solutions with numerous commercial software vendors that offer solutions and middleware technology platforms, software applications for connectivity (both Internet and intranet), security, hosting, database, and e-business servers. IBM and Oracle lead a group of companies focused on the Java Platform Enterprise Edition that compete with our enterprise-wide computing solutions. Commercial competitors for our server applications for PC-based distributed client/server environments include CA Technologies, IBM, and Oracle. Our web application platform software competes with open source software such as Apache, Linux, MySQL, and PHP. In middleware, we compete against Java middleware such as Geronimo, Wildfly, and Spring Framework.

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

We believe our server products provide customers with advantages in performance, total costs of ownership, and productivity by delivering superior applications, development tools, compatibility with a broad base of hardware and software applications, security, and manageability.

Competitors to Windows Commercial are the same as those discussed above for Windows in the D&C Licensing segment.

Office Commercial revenue growth depends on our ability to add value to the core product set and to continue to expand our product offerings in other areas such as content management, enterprise search, collaboration, unified communications, and business intelligence. Competitors to Office Commercial includes software application vendors such as Adobe Systems, Apple, Cisco Systems, Google, IBM, Oracle, SAP, and numerous web-based competitors as well as local application developers in Asia and Europe. Cisco Systems is using its position in enterprise communications equipment to grow its unified communications business. Google provides a hosted messaging and productivity suite. Web-based offerings competing with individual applications can also position themselves as alternatives to our products. We believe our products compete effectively based on our strategy of providing powerful, flexible, secure, easy to use solutions that work well with technologies our customers already have and are available on a device or via the cloud.

Skype competes with a variety of instant messaging, voice, and video communication providers, ranging from start-ups to established enterprises.

Our Microsoft Dynamics products compete with vendors such as Oracle and SAP in the market for large organizations and divisions of global enterprises. In the market focused on providing solutions for small and mid-sized businesses, our Microsoft Dynamics products compete with vendors such as Infor, The Sage Group, and NetSuite. Salesforce.com’s cloud CRM offerings compete directly with Microsoft Dynamics CRM on-premises offerings.

Commercial Other

The principal products and services provided by the Commercial Other segment are: Enterprise Services, including Premier product support services and Microsoft Consulting Services; Commercial Cloud, comprising Office 365 Commercial, other Microsoft Office online offerings, Dynamics CRM Online, and Microsoft Azure.

PART I

Item 1

Enterprise Services, including Premier product support services and Microsoft Consulting Services assist customers in developing, deploying, and managing Microsoft server and desktop solutions and provide training and certification to developers and information technology professionals on various Microsoft products.

Office 365 Commercial is an online services offering that includes Microsoft Office, Exchange, SharePoint, and Lync, and is available across a variety of devices and platforms.

Dynamics CRM Online is designed to provide customer relationship management and supply chain management for small and mid-size businesses, large organizations, and divisions of global enterprises. Revenue is largely driven by the number of information workers licensed.

Microsoft Azure is a scalable operating system with computing, storage, database, and management, along with comprehensive cloud solutions, from which customers can build, deploy, and manage enterprise workloads and web applications. These services also include a platform that helps developers build and connect applications and services in the cloud. Our goal is to enable customers to devote more resources to development and use of applications that benefit their businesses, rather than managing on-premises hardware and software.

Competition

The Enterprise Services business competes with a wide range of companies that provide strategy and business planning, application development, and infrastructure services, including multinational consulting firms and small niche businesses focused on specific technologies.

Competitors to Office 365 Commercial are the same as those discussed above for Office Commercial.

Microsoft Dynamics CRM’s online offerings primarily compete with Salesforce.com’s on-demand CRM offerings.

Microsoft Azure faces diverse competition from companies such as Amazon, Google, IBM, Oracle, Salesforce.com, VMware, and other open source offerings.

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

Our Xbox consoles and games, Surface devices, and Microsoft PC accessories are manufactured by third party contract manufacturers. We generally have the ability to use other manufacturers if the current vendor becomes unavailable or unable to meet our requirements.

With the acquisition of NDS, we now operate manufacturing facilities for the production and customization of phones in Brazil, China, Hungary, Mexico, and Vietnam.

All our devices may include key components that are available from only one or limited sources. Disruption of component supply from these suppliers could potentially lead to a disruption of production of certain devices.

PART I

Item 1

RESEARCH AND DEVELOPMENT

During fiscal years 2014, 2013, and 2012, research and development expense was $11.4 billion, $10.4 billion, and $9.8 billion, respectively. These amounts represented 13% of revenue in each of those years. We plan to continue to make significant investments in a broad range of research and development efforts.

Product and Service Development and Intellectual Property

We develop most of our products and services internally through four primary engineering groups.

•	Applications and Services Engineering Group, focuses on broad applications and services core technologies in productivity, communication, search, and other information categories.

•

Cloud and Enterprise Engineering Group, focuses on development of Microsoft’s back-end technologies like datacenter, database, and our specific technologies for enterprise IT scenarios and development tools. This group also engineers datacenter development, construction, and operation.

•

Devices Engineering Group, focuses on all hardware development and supply chain, including Xbox consoles, Surface devices, Lumia Smartphones, other non-Lumia phones, Perceptive Pixel products, and accessories.

•

Operating Systems Engineering Group, focuses on Microsoft’s operating systems for consoles, mobile devices, PCs, and back-end systems. Studios and Universal Store, the core cloud services for marketplaces, membership, and commerce platform, are also in this group.

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

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 55,000 U.S. and international patents issued and over 40,000 pending. While we employ much of our internally developed intellectual property exclusively in Microsoft products and services, we also engage in outbound and inbound licensing of specific patented technologies that are incorporated into licensees’ or Microsoft’s products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We also purchase or license technology that we incorporate into our products or services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, or attracting and enabling our external development community. In conjunction with the NDS acquisition, we received an initial 10-year non-exclusive license to certain Nokia patents. We also agreed to license Nokia’s mapping services and granted Nokia reciprocal rights to use our patents for their mapping and location services.

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

PART I

Item 1

breakthroughs that we believe offer significant opportunities to deliver value to our customers and growth for the company. We maintain our long-term commitment to research and development across a wide spectrum of technologies, tools, and platforms spanning communication and collaboration, information access and organization, entertainment, business and e-commerce, advertising, and devices.

While our main research and development facilities are located in Redmond, Washington, we also operate research and development facilities in other parts of the U.S. and around the world, including Canada, China, Denmark, Estonia, Finland, India, Ireland, Israel, Norway, Sweden, Taiwan, and the United Kingdom. This global approach helps us remain competitive in local markets and enables us to continue to attract top talent from across the world. We generally fund research at the corporate level to ensure that we are looking beyond immediate product considerations to opportunities further in the future. We also fund research and development activities at the business segment level. Much of our business segment level research and development is coordinated with other segments and leveraged across the company.

In addition to our main research and development operations, we also operate Microsoft Research. Microsoft Research is one of the world’s largest computer science research organizations, and works in close collaboration with top universities around the world to advance the state-of-the-art in computer science, providing us a unique perspective on future technology trends and contributing to our product and service innovation.

Based on our assessment of key technology trends and our broad focus on long-term research and development, we see significant opportunities to drive future growth in productivity, platforms, cloud computing, search, communications, and smart connected devices.

DISTRIBUTION, SALES, AND MARKETING

We market and distribute our products and services primarily through the following channels: OEMs; distributors and resellers; online; and Microsoft retail stores.

OEMs

We distribute software through OEMs that pre-install our software on new PCs, tablets, servers, smartphones, and other intelligent devices that they sell to end customers. The largest component of the OEM business is the Windows operating system pre-installed on computing devices. OEMs also sell hardware pre-installed with other Microsoft products, including server and embedded operating systems and applications such as our Microsoft Office suite. In addition to these products, we also market our services through OEMs and service bundles such as Windows with Bing or Windows with Office 365 subscription.

There are two broad categories of OEMs. The largest OEMs, many of which operate globally, are referred to as “Direct OEMs,” as our relationship with them is managed through a direct agreement between Microsoft and the OEM. We have distribution agreements covering one or more of our products with virtually all of the multinational OEMs, including Acer, ASUS, Dell, Fujitsu, HTC, Hewlett-Packard, LG, Lenovo, Samsung, Sony, Toshiba, and with many regional and local OEMs. The second broad category of OEMs consists of lower-volume PC manufacturers (also called “system builders”), which source their Microsoft software for pre-installation and local redistribution primarily through the Microsoft distributor channel rather than through a direct agreement or relationship with Microsoft.

Distributors and Resellers

Many organizations that license our products and services through enterprise agreements transact directly with us, with sales support from solution integrators, independent software vendors, web agencies, and developers that advise organizations on licensing our products and services (“Enterprise Agreement Direct Advisors”, or “EDAs”). Organizations also license our products and services indirectly, primarily through license solutions partners (“LSPs”), distributors, value-added resellers (“VARs”), OEMs, system builder channels, and retailers. Although each type of

PART I

Item 1

reselling partner reaches organizations of all sizes, LSPs are primarily engaged with large organizations, distributors resell primarily to VARs, and VARs typically reach small-sized and medium-sized organizations. EDAs typically are also authorized as LSPs and operate as resellers for our other licensing programs, such as the Select Plus and Open licensing programs discussed under “Licensing Options” below. Some of our distributors include Ingram Micro and Tech Data, and some of our largest resellers include CDW, Dell, Insight Enterprises, and Software House International.

Our Microsoft Dynamics software offerings are also licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services. We distribute our retail packaged products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Individual consumers obtain these products primarily through retail outlets, such as Wal-Mart, Dixons, and Microsoft retail stores. We distribute our hardware products, including Surface, Xbox, phones, and PC accessories, through third-party retailers and Microsoft retail stores. Our phones are also distributed through global wireless communications carriers. We have a network of field sales representatives and field support personnel that solicits orders from distributors and resellers, and provides product training and sales support.

Online

Although on-premises software will continue to be an important part of our business, increasingly we are delivering additional value to customers through cloud-based services. We provide online content and services to consumers through Bing, MSN portals and channels, Office 365, Windows Phone Store, Xbox Live, Outlook.com, Skype, and Windows Store. We also provide commercial cloud-based services such as Microsoft Dynamics CRM Online, Microsoft Azure, and Office 365 consisting of online versions of Microsoft Office, Exchange, SharePoint, Lync, and Yammer. Other services delivered online include our online advertising platform with offerings for advertisers and publishers, as well as Microsoft Developer Network subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling our products and solutions. As we increasingly deliver online services, we sell many of these cloud-based services through our enterprise agreements and have also enabled new sales programs to reach small and medium-sized businesses. These new programs include direct sales, direct sales supported by a large network of partner advisors, and resell of services through operator channels, such as telephone, cell, and cable providers.

We also sell our products through our Microsoft retail stores and online marketplaces.

LICENSING OPTIONS

We license software to organizations under agreements that allow the customer to acquire multiple licenses of products and services. Our agreements for organizations to acquire multiple licenses of products and services are designed to provide them with a means of doing so without having to acquire separate licenses through retail channels. In delivering organizational licensing agreements to the market, we use different programs designed to provide flexibility for organizations of various sizes. While these programs may differ in various parts of the world, generally they include those discussed below.

Customer Licensing Programs

Open Licensing

Designed primarily for small-to-medium organizations, Open Programs allows customers to acquire perpetual or subscription licenses and, at the customer’s election, rights to future versions of software products over a specified time period (two or three years depending on the Open Programs used). The offering that conveys rights to future versions of certain software products over the contract period is called software assurance. Software assurance also provides support, tools, and training to help customers deploy and use software efficiently. Open Programs has several variations to fit customers’ diverse way of purchasing. Under the Open Program, customers can acquire licenses only or licenses with software assurance. They can also renew software assurance upon the expiration of existing volume licensing agreements. Office 365 is also available for purchase through the Open Program.

PART I

Item 1

Select Plus Licensing

Designed primarily for medium-to-large organizations, the Select Plus Program allows customers to acquire perpetual licenses and, at the customer’s election, software assurance over a specified time period (generally three years or less). Similar to Open Programs, the Select Plus Program allows customers to acquire licenses only, acquire licenses with software assurance, or renew software assurance upon the expiration of existing volume licensing agreements. A subset of online services are also available for purchase through the Select Plus Program, and subscriptions are generally structured with terms between one and three years.

Enterprise Agreement Licensing

Designed primarily for medium- and large-sized organizations that want to acquire licenses to Online Services and/or software products, along with software assurance, for all or substantial parts of their enterprise. Enterprises can elect to acquire perpetual licenses or, under the Enterprise Subscription Program, can acquire non-perpetual, subscription agreements for a specified time period (generally three years). Online Services are also available for purchase through the enterprise agreement and subscriptions are generally structured with three year terms.

Customer Licensing Programs — Online Services Only

Microsoft Online Subscription Agreement is designed to enable small and medium-sized businesses to easily purchase Microsoft Online Services (excluding Azure). The program allows customers to acquire monthly or annual subscriptions for cloud-based services.

Microsoft Azure Agreement is designed to enable small and medium-sized businesses to purchase Microsoft Azure Subscription plans on a “pay-as-you-go” basis.

Partner Programs

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

Independent Software Vendor Royalty Program is a program that enables partners to use Microsoft software in their own software programs.

CUSTOMERS

Our customers include individual consumers, small- and medium-sized organizations, enterprises, governmental institutions, educational institutions, Internet service providers, application developers, and OEMs. Consumers and small and medium-sized organizations obtain our products primarily through distributors, resellers, and OEMs. No sales to an individual customer accounted for more than 10% of fiscal year 2014, 2013, or 2012 revenue. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

PART I

Item 1

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of July 25, 2014 were as follows:

Name	Age	Position with the Company

Satya Nadella	46	Chief Executive Officer
Lisa E. Brummel	54	Executive Vice President, Human Resources
Christopher C. Capossela	44	Executive Vice President, Chief Marketing Officer
Amy E. Hood	42	Executive Vice President, Chief Financial Officer
Bradford L. Smith	55	Executive Vice President, General Counsel; Secretary
B. Kevin Turner	49	Chief Operating Officer

Mr. Nadella was appointed Chief Executive Officer in February 2014. He served as Executive Vice President, Cloud and Enterprise since July 2013. From 2011 to 2013, Mr. Nadella served as President, Server and Tools. From 2009 to 2011, he was Senior Vice President, Online Services Division. From 2008 to 2009, he was Senior Vice President, Search, Portal, and Advertising. Since joining Microsoft in 1992, Mr. Nadella’s roles have also included Vice President of Microsoft Business Division.

Ms. Brummel was appointed Executive Vice President, Human Resources in July 2013, after serving as Chief People Officer since 2011 and Senior Vice President, Human Resources beginning in 2005. Prior to that she had been Corporate Vice President, Human Resources since May 2005. From 2000 to 2005, she had been Corporate Vice President of the Home and Retail Division. Since joining Microsoft in 1989, Ms. Brummel has held a number of management positions at Microsoft, including General Manager of Consumer Productivity Business, Product Unit Manager of the Kids Business, and Product Unit Manager of Desktop and Decision Reference Products.

Mr. Capossela was appointed Executive Vice President, Chief Marketing Officer in March 2014. Prior to that he served as the worldwide leader of the Consumer Channels Group, responsible for sales and marketing activities with OEMs, operators, and retail partners. In his more than 20 years at Microsoft, Mr. Capossela has held a variety of marketing leadership roles in the Microsoft Office Division. He was responsible for marketing productivity solutions including Microsoft Office, Office 365, SharePoint, Exchange, Lync, Project, and Visio.

Ms. Hood was appointed Executive Vice President and Chief Financial Officer in July 2013, subsequent to her appointment as Chief Financial Officer in May 2013. Beginning in 2010, Ms. Hood was Chief Financial Officer of the Microsoft Business Division. From 2006 through 2009, Ms. Hood was General Manager, Microsoft Business Division Strategy. Since joining Microsoft in 2002, Ms. Hood has also held finance-related positions in the Server and Tools Business and the corporate finance organization.

Mr. Smith was appointed Executive Vice President, General Counsel, and Secretary in 2011. Prior to that he served as Senior Vice President, General Counsel, and Secretary since November 2001. Mr. Smith was also named Chief Compliance Officer in 2002. He had been Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. Mr. Smith joined Microsoft in 1993.

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

PART I

Item 1, 1A

EMPLOYEES

As of June 30, 2014, we employed approximately 128,000 people on a full-time basis, 62,000 in the U.S. and 66,000 internationally, including approximately 25,000 employees transferred as part of the NDS acquisition in April 2014. Of the total employed people, 44,000 were in product research and development, 30,000 in sales and marketing, 23,000 in product support and consulting services, 20,000 in manufacturing and distribution, and 11,000 in general and administration. In July 2014, we announced a restructuring plan which will eliminate up to 18,000 positions in fiscal year 2015, including 12,500 professional and factory positions related to the acquisition of NDS. As a result of the NDS acquisition, we have certain employees that are subject to collective bargaining agreements.

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

•

corporate governance information including our articles of incorporation, bylaws, governance guidelines, committee charters, codes of conduct and ethics, global corporate citizenship initiatives, and other governance-related policies;

•	other news and announcements that we may post from time to time that investors might find useful or interesting; and

•	opportunities to sign up for email alerts and RSS feeds to have information pushed in real time.

The information found on our website is not part of this or any other report we file with, or furnish to, the SEC. In addition to these channels, we use social media to communicate to the public. It is possible that the information we post on social media could be deemed to be material to investors. We encourage investors, the media, and others interested in Microsoft to review the information we post on the social media channels listed on our Investor Relations website.

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

Competition in the technology sector

Our competitors range in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower product lines may let them be more effective in deploying technical, marketing, and financial resources. Barriers to entry in our businesses are low and software products can

PART I

Item 1A

be distributed broadly and quickly at relatively low cost. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Our ability to remain competitive depends on our success in making innovative products, devices, and services that appeal to businesses and consumers.

Competition among platforms, ecosystems, and devices

An important element of our business model has been to create platform-based ecosystems on which many participants can build diverse solutions. A well-established ecosystem creates beneficial network effects among users, application developers, and the platform provider that can accelerate growth. Establishing significant scale in the marketplace is necessary to achieve and maintain attractive margins. The strategic importance of developing and maintaining a vibrant ecosystem increased with the launch of the Windows 8 operating system, Surface, Windows Phone, Xbox One, and associated cloud-based services. We face significant competition from firms that provide competing platforms, applications, and services.

•

A competing vertically-integrated model, in which a single firm controls the software and hardware elements of a product and related services, has succeeded with some consumer products such as personal computers, tablets, phones, gaming consoles, and digital music players. Competitors pursuing this model also earn revenue from services integrated with the hardware and software platform. We also offer some vertically-integrated hardware and software products and services; however, our competitors in smartphones and tablets have established significantly larger user bases. Competing with the vertically integrated model will increase our cost of revenue and reduce our operating margins.

•

We derive substantial revenue from licenses of Windows operating systems on personal computers. We face significant competition from competing platforms developed for new devices and form factors such as smartphones and tablet computers. These devices compete on multiple bases including price and the perceived utility of the device and its platform. Users are increasingly turning to these devices to perform functions that in the past were performed by personal computers. Even if many users view these devices as complementary to a personal computer, the prevalence of these devices may make it more difficult to attract application developers to our platforms. Competing operating systems licensed at low or no cost may decrease PC operating system margins. In addition, Surface competes with products made by our OEM partners, which may affect their commitment to our platform.

•

The success of the Windows phone platform is an important element of our goal to enhance personal productivity in a mobile-first and cloud-first world. The marketplace among mobile phone platforms is highly competitive. We may face issues in selecting, engaging or securing support from operators and retailers for Windows phones due to, for instance, inadequate sales training or incentives, or insufficient marketing support for the Windows Phone platform.

•

Competing platforms have application marketplaces (sometimes referred to as “stores”) with scale and significant installed bases on mobile devices. The variety and utility of applications available on a platform is important to device purchasing decisions. Users incur costs to move data and buy new applications when switching platforms. To compete, we must successfully enlist developers to write applications for our marketplace and ensure that these applications have high quality, customer appeal, and value. Efforts to compete with these application marketplaces may increase our cost of revenue and lower our operating margins.

Business model competition

Companies compete with us based on a growing variety of business models.

•

Even as we transition to a mobile-first and cloud-first strategy, the license-based proprietary software model generates most of our software revenue. We bear the costs of converting original ideas into software products through investments in research and development, offsetting these costs with the revenue received from licensing our products. Many of our competitors also develop and sell software to businesses and consumers under this model.

PART I

Item 1A

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

The competitive pressures described above may cause decreased sales volumes, price reductions, and/or increased operating costs, such as for research and development, marketing, and sales incentives. This may lead to lower revenue, gross margins, and operating income.

Our increasing focus on services presents execution and competitive risks.    A growing part of our business involves cloud-based services available across the spectrum of computing devices. In July 2014, our leadership announced its strategic vision to compete and grow as a productivity and platform company for the mobile-first and cloud-first world. At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which suite of cloud-based services to use. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We are embracing cultural and organizational changes to drive accountability and eliminate obstacles to innovation. Besides software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs will reduce the operating margins we have previously achieved. Whether we succeed in cloud-based services depends on our execution in several areas, including:

•	continuing to bring to market compelling cloud-based experiences that generate increasing traffic and market share;

•

maintaining the utility, compatibility, and performance of our cloud-based services on the growing array of computing devices, including PCs, smartphones, tablets, and television-related devices, including gaming consoles;

•	continuing to enhance the attractiveness of our cloud platforms to third-party developers;

•	ensuring our cloud-based services meet the reliability expectations of our customers and maintain the security of their data; and

•	making our suite of cloud-based services platform agnostic, available on a wide range of devices and ecosystems, including those of our competitors.

It is uncertain whether our strategies will attract the users or generate the revenue required to succeed. If we are not effective in executing organizational changes to increase efficiency and accelerate innovation, or if we fail to generate sufficient usage of our new products and services, we may not grow revenues in line with the infrastructure and development investments described above. This may negatively impact gross margins and operating income.

We make significant investments in new products and services that may not be profitable.    We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, the Windows Store, the Microsoft Azure Services platform, Office 365, other cloud-based services offerings, and the Xbox entertainment platform. We also invest in the development and acquisition of a variety of hardware for productivity, communication and entertainment including PCs, tablets, phones, and gaming devices. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and

PART I

Item 1A

distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically.

Developing new technologies is complex and time-consuming. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business.    We expect to continue making acquisitions or entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we get no satisfactory return on our investment, that we have difficulty integrating new employees, business systems, and technology, or that the transaction distracts management from our other businesses. The success of these transactions will depend in part on our ability to leverage them enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition.

In April 2014, we acquired from Nokia substantially all of its NDS business to accelerate our growth in phones and support the entire Windows ecosystem. We may not realize all of the anticipated financial and other benefits from this transaction including operating efficiencies and cost savings. We may not be successful in developing a vibrant and competitive ecosystem for Windows-based phones that combines differentiated hardware, software, services, and third-party applications. We may not achieve mobile phone market share targets. We may see lower than expected growth rates for the phone markets. The mix of premium and lower-cost devices we sell may put downward pressure on prices or margins. We may not be effective in executing the restructuring we announced in July 2014 or otherwise integrating the NDS business with Microsoft’s ongoing operations, including matching manufacturing capacity to demand. Existing Microsoft smart device original equipment manufacturers may respond negatively to the changes in our business or the new competitive environment.

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.    We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations. For example, in the fourth quarter of fiscal year 2012, we recorded a $6.2 billion charge for the impairment of goodwill in our previous Online Services Division business (Devices and Consumer Other under our current segment structure).

The valuation of acquired assets and liabilities, including goodwill, resulting from the acquisition of NDS, is reflective of the enterprise value based on the long-term financial forecast for the business. In this highly competitive and volatile market, we may not realize our forecasts. As a result, we may be required to record a significant charge to earnings in our consolidated financial statements due to an impairment of our goodwill or amortizable intangible assets.

We may not be able to adequately protect our intellectual property rights.    Protecting our global intellectual property rights and combating unlicensed copying and use of our software and other intellectual property is difficult. While piracy adversely affects U.S. revenue, the impact on revenue from outside the U.S. is more significant, particularly in countries where laws are less protective of intellectual property rights. Our revenue in these markets may grow slower than the underlying device market. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Throughout the world, we educate consumers about the

PART I

Item 1A

benefits of licensing genuine products and obtaining indemnification benefits for intellectual property risks, and we educate lawmakers about the advantages of a business climate where intellectual property rights are protected. Reductions in the legal protection for software intellectual property rights could adversely affect revenue.

Third parties may claim we infringe their intellectual property rights.    From time to time, others claim we infringe their intellectual property rights. The number of these claims may grow because of constant technological change in the markets in which we compete, the extensive patent coverage of existing technologies, the rapid rate of issuance of new patents, and our offering of first-party devices, such as Surface and Lumia phones. To resolve these claims we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. These outcomes may cause operating margins to decline. Besides money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies. In some countries, such as Germany, an injunction can be issued before the parties have fully litigated the validity of the underlying patents. We have paid significant amounts to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk, and may continue to do so.

We may not be able to protect our source code from copying if there is an unauthorized disclosure of source code.    Source code, the detailed program commands for our operating systems and other software programs, is critical to our business. Although we license portions of our application and operating system source code to several licensees, we take significant measures to protect the secrecy of large portions of our source code. If a significant portion of our source code leaks, we might lose future trade secret protection for that source code. It may become easier for third parties to compete with our products by copying functionality, which could adversely affect our revenue and operating margins. Unauthorized disclosure of source code also could increase the security risks described in the next paragraph.

Cyber-attacks and security vulnerabilities could lead to reduced revenue, increased costs, liability claims, or harm to our competitive position.

Security of Microsoft’s information technology

Threats to information technology (“IT”) security can take a variety of forms. Individual and groups of hackers, and sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our customers and our IT. They may develop and deploy malicious software to attack our products and services and gain access to our networks and datacenters, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.

In addition, our internal IT environment continues to evolve. Often we are early adopters of new devices and technologies. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. Our business policies and internal security controls may not keep pace with the speed of these changes as new threats emerge.

Security of our product, services, devices and customers’ data

Security threats are a particular challenge to companies like us whose business is technology products and services. Threats to our own IT infrastructure can also affect our customers. Customers using our cloud-based services rely on the security of our infrastructure to ensure the reliability of our services and the protection of their data. Hackers

PART I

Item 1A

tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. The security of our products and services is important in our customers’ purchasing decisions.

To defend against security threats, both to our internal IT systems and those of our customers, we must continuously engineer more secure products and services, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities, develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed, maintain the digital security infrastructure that protects the integrity of our network, products and services, and provide customers security tools such as firewalls and anti-virus software.

The cost of these steps could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our products and services could harm our reputation and lead customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Customers may fail to update their systems, continue to run software or operating systems we no longer support, or may fail timely to install security patches. Any of these actions by customers could adversely affect our revenue. Actual or perceived vulnerabilities may lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenges. Legislative or regulatory action in these areas may increase the costs to develop, implement or secure our products and services.

Disclosure of personal data could cause liability and harm our reputation.    As we continue to grow the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable information of our customers. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the security controls across our business groups and geographies, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of customer data we or our vendors store and manage. Improper disclosure could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers to store and process personal data on-premises or, increasingly, in a cloud-based environment we host. Like all providers of communications services, government authorities can sometimes require us to produce customer data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Despite our efforts to protect customer data, perceptions that the privacy of personal information is not satisfactorily protected could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we may take to address customer concerns, or constraints on our flexibility to determine where and how to operate datacenters in response to customer expectations or governmental rules or actions, may cause higher operating expenses.

We may have outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic, growth in services and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Exchange Online, Office 365, SharePoint Online, OneDrive, Skype, Xbox Live, Microsoft Azure, Outlook.com, Microsoft Office Web Apps, Windows Stores and Microsoft Account services. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third-parties to their end users. Maintaining, securing and expanding this infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

PART I

Item 1A

Government litigation and regulatory activity relating to competition rules may limit how we design and market our products.    As a leading global software and device maker, we are closely scrutinized by government agencies under U.S. and foreign competition laws. An increasing number of governments are regulating competition law activities and this includes increased scrutiny in potentially large markets such as China. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. U.S. federal and state antitrust authorities have previously brought enforcement actions and continue to scrutinize our business.

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

Our portfolio of first-party devices continues to grow; at the same time our OEM partners offer a large variety of devices on our platforms. As a result, increasingly we both cooperate and compete with our OEM partners, creating a risk that we fail to do so in compliance with competition rules. Regulatory scrutiny in this area may increase. Certain foreign governments, particularly in China and other countries in Asia, have advanced arguments under their competition laws that exert downward pressure on royalties for our intellectual property. Because these jurisdictions only recently implemented competition laws, their enforcement activities are unpredictable.

Government regulatory actions and court decisions such as these may hinder our ability to provide the benefits of our software to consumers and businesses, reducing the attractiveness of our products and the revenue that come from them. New competition law actions could be initiated. The outcome of such actions, or steps taken to avoid them, could adversely affect us in a variety of ways, including:

•

We may have to choose between withdrawing products from certain geographies to avoid fines or designing and developing alternative versions of those products to comply with government rulings, which may entail a delay in a product release and removing functionality that customers want or on which developers rely.

•	We may be required to make available licenses to our proprietary technologies on terms that do not reflect their fair market value or do not protect our associated intellectual property.

•	The rulings described above may be precedent in other competition law proceedings.

•

We are subject to a variety of ongoing commitments because of court or administrative orders, consent decrees or other voluntary actions we have taken. If we fail to comply with these commitments we may incur litigation costs and be subject to substantial fines or other remedial actions.

Our international operations subject us to potential liability under anti-corruption, trade protection, and other laws and regulations.    The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we receive inquiries from authorities in the U.S. and elsewhere about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside the U.S. may be affected by changes in trade protection laws, policies and measures, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we sell goods or services in violation of U.S. trade sanctions on countries such as Iran, North Korea, Cuba, Sudan, and Syria.

PART I

Item 1A

Other regulatory areas that may apply to our products and online services offerings include user privacy, telecommunications, data protection, and online content. For example, regulators may take the position that our offerings such as Skype are covered by laws regulating telecommunications services. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Some governments are expressing increasing concern about government surveillance practices around the world and this may lead to increased regulation requiring local hosting obligations or the use of domestic hosting providers. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity.

Our business depends on our ability to attract and retain talented employees.    Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we are less successful in our recruiting efforts, or if we cannot retain key employees, including key employees of the NDS business acquired in April 2014, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

We have claims and lawsuits against us that may result in adverse outcomes.    We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

We may have additional tax liabilities.    We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities. Economic and political pressures to increase tax revenues in various jurisdictions may make resolving tax disputes more difficult. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods for which that determination is made.

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

Our hardware and software products may experience quality or supply problems.    Our vertically-integrated hardware products such as Xbox consoles, Surface devices, Lumia Smartphones, and other devices we design and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or address such issues through design, testing, or warranty repairs. We get some device components from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us. If a component from a sole-source supplier is delayed or becomes unavailable, whether because of supplier capacity constraint or industry shortages, we may not obtain timely replacement supplies, resulting in reduced sales. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox consoles and Surface devices and Lumia phones are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

PART I

Item 1A

Our software products also may experience quality or reliability problems. The highly sophisticated software products we develop may contain bugs and other defects that interfere with their intended operation. Any defects we do not detect and fix in pre-release testing could cause reduced sales and revenue, damage to our reputation, repair or remediation costs, delays in the release of new products or versions, or legal liability. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenge.

Our global business exposes us to operational and economic risks.    We operate in over 100 countries and a significant part of our revenue comes from international sales. The global nature of our business creates operational and economic risks. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenue. Competitive or regulatory pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the U.S. and other countries.

Catastrophic events or geo-political conditions may disrupt our business.    A disruption or failure of our systems or operations because of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are near major earthquake faults. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could harm our ability to conduct normal business operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans, and magnifies the potential impact of prolonged service outages on our operating results.

Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers, and may cause supply chain disruptions for hardware manufacturers, either of which may adversely affect our revenue. The long-term effects of climate change on the global economy or the IT industry in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services.

Adverse economic or market conditions may harm our business.    Worsening economic conditions, including inflation, recession, or other changes in economic conditions, may cause lower IT spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our revenue will be adversely affected. Substantial revenue comes from our U.S. government contracts. An extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, and other budgetary decisions limiting or delaying federal government spending, could reduce government IT spending on our products and services and adversely affect our revenues. Our product distribution system also relies on an extensive partner and retail network. OEMs building devices that run our software have also been a significant means of distribution. The impact of economic conditions on our partners, such as the bankruptcy of a major distributor, OEM, or retailer, could cause sales channel disruption. Challenging economic conditions also may impair the ability of our customers to pay for products and services they have purchased. As a result, allowances for doubtful accounts and write-offs of accounts receivable may increase. We maintain an investment portfolio of various holdings, types, and maturities. These investments are subject to general credit, liquidity, market, and interest rate risks, which may be exacerbated by unusual events that affect global financial markets. A significant part of our investment portfolio comprises U.S. government securities. If global credit and equity markets decline for long periods, or if there is a downgrade of the U.S. government credit rating due to an actual or threatened default on government debt, our investment portfolio may be adversely affected and we could determine that more of our investments have experienced an other-than-temporary decline in fair value, requiring impairment charges that could adversely affect our financial results.

PART I

Item 1B, 2, 3, 4

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2014 that remain unresolved.

ITEM 2. PROPERTIES

Our corporate offices consist of approximately 15 million square feet of office space located in King County, Washington: 10 million square feet of owned space situated on approximately 500 acres of land we own at our corporate campus in Redmond, Washington and approximately five million square feet of space we lease. We own approximately three million additional square feet of office and data center space domestically (outside of the Puget Sound corporate campus) and lease many sites domestically totaling approximately five million square feet of office and data center space.

We occupy many sites internationally, totaling approximately five million square feet that is owned and approximately twelve million square feet that is leased. International facilities that we own include: our development center in Hyderabad, India; our European operations center in Dublin, Ireland; a research and development campus in Beijing, China; and our facilities in Salo, Finland and Reading, UK. The largest leased office spaces include the following locations: Beijing and Shanghai, China; Tokyo, Japan; Unterschleissheim, Germany; Paris, France; Dublin, Ireland; Espoo, Tampere, and Oulu, Finland, Bangalore, India; Reading, UK; Vedbaek, Denmark; and Mississauga, Canada. In addition to the above locations, we have a disk duplication and digital distribution facility in Humacao, Puerto Rico, a facility in Singapore for our Asia Pacific operations center and regional headquarters, and various product development facilities, both domestically and internationally, as described in the “Research and Development” section of Item 1 of this Form 10-K.

Our facilities are fully used for current operations of all segments, and suitable additional spaces are available to accommodate expansion needs. We have a development agreement with the City of Redmond under which we may currently develop approximately 1.6 million square feet of additional facilities at our corporate campus in Redmond, Washington.

We operate manufacturing facilities in Brazil, China, Hungary, Mexico, and Vietnam for the production of phones.

ITEM 3. LEGAL PROCEEDINGS

See Note 17 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5, 6

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 22, 2014, there were 113,923 registered holders of record of our common stock. The high and low common stock sales prices per share were as follows:

Quarter Ended	September 30	December 31	March 31	June 30	Fiscal Year

Fiscal Year 2014

High	$ 36.43	$ 38.98	$ 41.50	$ 42.29	$ 42.29
Low	$ 30.84	$ 32.80	$ 34.63	$ 38.51	$ 30.84

Fiscal Year 2013

High	$ 31.61	$ 30.25	$ 28.66	$ 35.78	$ 35.78
Low	$ 28.54	$ 26.26	$ 26.28	$ 28.11	$ 26.26

DIVIDENDS AND SHARE REPURCHASES

See Note 18 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding dividends and share repurchases by quarter. Following are our monthly stock repurchases for the fourth quarter of fiscal year 2014, all of which were made as part of publicly announced plans or programs:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

April 1, 2014 – April 30, 2014	756,720	$41.37	756,720	$ 36,177
May 1, 2014 – May 31, 2014	27,395,976	$39.63	27,395,976	$ 35,092
June 1, 2014 – June 30, 2014	0	$0.00	0	$ 35,092

	28,152,696		28,152,696

The repurchases were made using cash resources and occurred in the open market.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Year Ended June 30,	2014	(a)	2013		2012		2011	2010

Revenue	$86,833		$77,849		$73,723		$69,943	$62,484
Operating income	$27,759		$26,764	(c)	$21,763	(d)	$27,161	$24,098
Net income	$22,074	(b)	$21,863	(c)	$16,978	(d)	$23,150	$18,760
Diluted earnings per share	$2.63	(b)	$2.58	(c)	$2.00	(d)	$2.69	$2.10
Cash dividends declared per share	$1.12		$0.92		$0.80		$0.64	$0.52
Cash, cash equivalents, and short-term investments	$85,709		$77,022		$63,040		$52,772	$36,788
Total assets	$172,384		$142,431		$121,271		$108,704	$86,113
Long-term obligations	$36,975		$26,070		$22,220		$22,847	$13,791
Stockholders’ equity	$89,784		$78,944		$66,363		$57,083	$46,175

PART II

Item 6, 7

(a)	On April 25, 2014, we acquired substantially all of Nokia’s Devices and Services business (“NDS”). NDS has been included in our consolidated results of operations starting on the acquisition date.
(b)

Includes a tax provision adjustment recorded in the fourth quarter of fiscal year 2014 related to adjustments to prior years’ liabilities for intercompany transfer pricing which decreased net income by $458 million and diluted earnings per share by $0.05.

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

(d)

Includes a goodwill impairment charge related to our previous Online Services Division business segment (related to Devices and Consumer Other under our current segment structure) which decreased operating income and net income by $6.2 billion and diluted earnings per share by $0.73.

ITEM 7. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our consolidated financial statements and the accompanying Notes to Financial Statements.

OVERVIEW

Microsoft is a technology leader focused on being the productivity and platform company for the mobile-first and cloud-first world. We strive to reinvent productivity to empower people and organizations to do more and achieve more. We create technology that transforms the way people work, play, and communicate across a wide range of computing devices.

We generate revenue by developing, licensing, and supporting a wide range of software products, by offering an array of services, including cloud-based services to consumers and businesses, by designing, manufacturing, and selling devices that integrate with our cloud-based services, and by delivering relevant online advertising to a global audience. Our most significant expenses are related to compensating employees, designing, manufacturing, marketing, and selling our products and services, datacenter costs in support of our cloud-based services, and income taxes.

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

Key Opportunities and Investments

We see significant opportunities for growth by investing research and development resources in the following areas:

•	Digital work and life experiences

•	Our cloud operating system

•	Our devices operating system and hardware

PART II

Item 7

With investments in these areas, we work to fulfill the evolving needs of our customers in a mobile-first and cloud-first world. We view mobility broadly – not just by devices, but by experiences. Today, people move just as quickly into new contexts as to new locations. Mobility goes beyond devices users carry with them as they move from place to place, to encompass the rich collection of data, applications, and services that accompany them as they move from setting to setting in their lives. Many of our customers are “dual users,” employing technology for work or school and also deeply in their personal lives.

Digital work and life experiences

We believe we can significantly enhance the digital lives of our customers using our broad portfolio of communication, productivity, and information services. We work to deliver digital work and life experiences that are reinvented for the mobile-first and cloud-first world. Productivity will be the first and foremost objective, to enable people to meet and collaborate more easily, and to effectively express ideas in new ways. We will design applications as dual use with the intelligence to partition data between work and life while respecting each person’s privacy choices. The foundation for these efforts will rest on advancing our leading productivity, collaboration, and business process tools including Skype, OneDrive, OneNote, Outlook, Word, Excel, PowerPoint, Bing, and Dynamics.

We see opportunity in combining these services in new ways that are more contextual and personal, while ensuring people, rather than their devices, remain at the center of the digital experience. We will offer our services across ecosystems and devices outside our own. As people move from device to device, so will their content and the richness of their services. We will engineer applications so users can find, try, and buy them in friction-free ways.

Cloud operating system

Today, businesses face important opportunities and challenges. Enterprises are asked to deploy technology that advances business strategy. They decide what solutions will make employees more productive, collaborative, and satisfied, or connect with customers in new and compelling ways. They work to unlock business insights from a world of data. They rely on our technology to manage employee corporate identity, and to manage and secure corporate information accessed and stored across a growing number of devices. To achieve these objectives increasingly businesses look to leverage the benefits of the cloud. Helping businesses move to the cloud is one of our largest opportunities, and we believe we work from a position of strength.

The shift to the cloud is driven by three important economies of scale: larger datacenters can deploy computational resources at significantly lower cost per unit than smaller ones; larger datacenters can coordinate and aggregate diverse customer, geographic, and application demand patterns improving the utilization of computing, storage, and network resources; and multi-tenancy lowers application maintenance labor costs for large public clouds. The cloud creates the opportunity for businesses to focus on innovation while leaving non-differentiating activities to reliable and cost-effective providers.

With Azure, we are one of very few cloud vendors that run at a scale that meets the needs of businesses of all sizes and complexities. We believe the combination of Azure and Windows Server makes us the only company with a public, private, and hybrid cloud platform that can power modern business. We are working to enhance the return on IT investment by enabling enterprises to combine their existing datacenters and our public cloud into a single cohesive infrastructure. Businesses can deploy applications in their own datacenter, a partner’s datacenter, or in our datacenters with common security, management, and administration across all environments, with the flexibility and scale they desire.

Our cloud will also enable richer employee experiences. We enable organizations to securely adopt software-as-a-service applications (both our own and third-party) and integrate them with their existing security and management infrastructure. We will continue to innovate with higher level services including identity and directory services, rich data storage and analytics services, machine learning services, media services, web, and mobile backend services, and developer productivity services. To foster a rich developer ecosystem, our digital work

PART II

Item 7

and life experiences will also be extensible, enabling customers and partners to further customize and enhance our solutions, achieving even more value. Our strategy requires continuing investment in datacenters and other infrastructure to support our devices and services, and will bring continued competition with Google, Amazon, and other well-established and emerging competitors.

Device operating system and hardware

With our Windows device operating system and first-party hardware, we strive to set the standard for productivity experiences. We aim to deliver the richest and most consistent user experience for digital work and life scenarios on screens of all sizes – from phones, tablets, and laptops to TVs and large, multi-touch displays. We are investing to make Windows the most secure, manageable, and capable operating system for the needs of a modern workforce. We are working to create a broad developer opportunity by enabling universal Windows applications to run across all device targets. We are developing new input/output methods like speech, pen, and gesture to power more personal computing experiences.

We work with an ecosystem of partners to deliver a broad spectrum of Windows devices. We also build first-party hardware to set the standard for productivity experiences and stimulate more demand for the entire Windows ecosystem, as we do with Surface, and with the acquisition of substantially all Nokia Corporation’s (“Nokia”) Devices and Services business (“NDS”) on April 25, 2014, phones. As consumer services and hardware advance, we expect they will continue to better complement one another, connecting the devices people use daily to unique communications, productivity, and entertainment services from Microsoft and our partners and developers. We anticipate many new mobile device categories and we anticipate experiences to emerge that span a variety of devices of all screen sizes. We will invest to be on the forefront of this innovation focusing on dual users and their needs across work and life. With the acquisition of NDS, we expect our effective tax rate to increase as our business mix changes.

Our future opportunity

There are several distinct areas of technology that we aim to drive forward. Our goal is to lead the industry in these areas over the long term, which we expect will translate to sustained growth. We are investing significant resources in:

•	Delivering new high-value digital work and digital life experiences to improve how people learn, work, play, and interact with one another.

•

Establishing our Windows platform across the PC, tablet, phone, server, other devices, and the cloud to drive a thriving ecosystem of developers, unify the cross-device user experience, and increase agility when bringing new advances to market.

•	Building and running cloud-based services in ways that unleash new experiences and opportunities for businesses and individuals.

•	Developing new devices that have increasingly natural ways to use them, including touch, gesture, and speech.

•	Applying machine learning to make technology more intuitive and able to act on our behalf, instead of at our command.

We believe the breadth of our products and services portfolio, our large, global partner and customer base, our growing ecosystem, and our ongoing investment in innovation position us to be a leader in these areas.

Economic Conditions, Challenges, and Risks

The market for software, devices, and cloud-based services is dynamic and highly competitive. Our competitors are developing new software and devices, while also deploying competing cloud-based services for consumers and businesses. The devices and form factors customers prefer evolve rapidly, and influence how users access services in the cloud and in some cases the user’s choice of which suite of cloud-based services to use. We must continue to evolve and adapt over an extended time in pace with this changing environment. To support our strategy of

PART II

Item 7

reinventing productivity to empower every person and every organization to do more and achieve more, we announced a restructuring plan in July 2014. Through this restructuring, we strive to increase agility, streamline engineering processes, move faster and more efficiently, and simplify our organization. Even if we achieve these goals, the investments we are making in devices and infrastructure will increase our operating costs and may decrease our operating margins.

We prioritize our investments among the highest long-term growth opportunities. These investments require significant resources and are multi-year in nature. The products and services we bring to market may be developed internally, as part of a partnership or alliance, or through acquisition.

Our success is highly dependent on our ability to attract and retain qualified employees. We hire a mix of university and industry talent worldwide. Microsoft competes for talented individuals globally by offering an exceptional working environment, broad customer reach, scale in resources, the ability to grow one’s career across many different products and businesses, and competitive compensation and benefits. Aggregate demand for our software, services, and devices is correlated to global macroeconomic and geopolitical factors, which remain dynamic. See a discussion of these factors and other risks under Risk Factors (Part I, Item 1A of this Form 10-K).

Unearned Revenue

Quarterly and annual revenue may be impacted by the deferral of revenue. See the discussions below regarding:

•	revenue deferred on certain devices bundled with other products and services (“Bundled Offerings”); and

•	revenue deferred on sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price (the “Windows Upgrade Offer”).

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Reportable Segments

The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 21 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the U.S. (“U.S. GAAP”), along with certain corporate-level and other activity, are included in Corporate and other. Operating expenses are not allocated to our segments.

During the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. As a result, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, we have recast certain prior period amounts to conform to the way we internally managed and monitored segment performance during fiscal year 2014. Our reportable segments are described below.

On April 25, 2014, we acquired substantially all of NDS for total consideration of $9.5 billion. This amount was greater than the $7.2 billion disclosed previously, primarily due to $1.5 billion of cash acquired, foreign currency movements of $330 million, working capital adjustments of $210 million, and other adjustments of $260 million. See Note 9 – Business Combinations of the Notes to Financial Statements for additional details. NDS has been included in our consolidated results of operations starting on the acquisition date. We report the financial performance of the acquired business in our new Phone Hardware segment. Prior to the acquisition of NDS, financial results associated with our joint strategic initiatives with Nokia were reflected in our D&C Licensing segment. The contractual relationship with Nokia related to those initiatives terminated in conjunction with the acquisition. With the creation of the new Phone Hardware segment, the D&C Hardware segment was renamed Computing and Gaming Hardware in the fourth quarter of fiscal year 2014.

PART II

Item 7

Devices and Consumer (“D&C”)

Our D&C segments develop, manufacture, market, and support products and services designed to entertain and connect people, increase personal productivity, help people simplify tasks and make more informed decisions online, and help advertisers connect with audiences. Our D&C segments are:

•

D&C Licensing, comprising: Windows, including all OEM licensing (“Windows OEM”) and other non-volume licensing and academic volume licensing of the Windows operating system and related software; non-volume licensing of Microsoft Office, comprising the core Office product set, for consumers (“Office Consumer”); Windows Phone operating system, including related patent licensing; and certain other patent licensing revenue;

•

Computing and Gaming Hardware, comprising: Xbox gaming and entertainment consoles and accessories, second-party and third-party video game royalties, and Xbox Live subscriptions (“Xbox Platform”); Surface devices and accessories; and Microsoft PC accessories;

•	Phone Hardware, comprising: Lumia Smartphones and other non-Lumia phones, beginning with our acquisition of NDS; and

•

D&C Other, comprising: Resale, including Windows Store, Xbox Live transactions, and Windows Phone Store; search advertising; display advertising; Office 365 Consumer, comprising Office 365 Home and Office 365 Personal; Studios, comprising first-party video games; our retail stores; and certain other consumer products and services not included in the categories above.

Commercial

Our Commercial segments develop, market, and support software and services designed to increase individual, team, and organizational productivity and efficiency, including simplifying everyday tasks through seamless operations across the user’s hardware and software. Our Commercial segments are:

•

Commercial Licensing, comprising: server products, including Windows Server, Microsoft SQL Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); Windows Embedded; volume licensing of the Windows operating system, excluding academic (“Windows Commercial”); Microsoft Office for business, including Office, Exchange, SharePoint, Lync, and related CALs (“Office Commercial”); Microsoft Dynamics business solutions, excluding Dynamics CRM Online; and Skype; and

•

Commercial Other, comprising: Enterprise Services, including Premier Support Services and Microsoft Consulting Services; Commercial Cloud, comprising Office 365 Commercial, other Microsoft Office online offerings, Dynamics CRM Online, and Microsoft Azure; and certain other commercial products and online services not included in the categories above.

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	2014	2013	2012	Percentage Change 2014 Versus 2013	Percentage Change 2013 Versus 2012

Revenue	$86,833	$77,849	$73,723	12%	6%
Gross margin	$59,899	$57,600	$56,193	4%	3%
Operating income	$27,759	$26,764	$21,763	4%	23%
Diluted earnings per share	$2.63	$2.58	$2.00	2%	29%

Fiscal year 2014 compared with fiscal year 2013

Revenue increased $9.0 billion or 12%, demonstrating growth across our consumer and commercial businesses, primarily due to higher revenue from server products, Xbox Platform, Commercial Cloud, and Surface. Revenue also increased due to the acquisition of NDS. Commercial Cloud revenue doubled, reflecting continued subscriber growth from our cloud-based offerings.

PART II

Item 7

Gross margin increased $2.3 billion or 4%, primarily due to higher revenue, offset in part by a $6.7 billion or 33% increase in cost of revenue. Cost of revenue increased mainly due to higher volumes of Xbox consoles and Surface devices sold, and $575 million higher datacenter expenses, primarily in support of Commercial Cloud revenue growth. Cost of revenue also increased due to the acquisition of NDS.

Operating income increased $995 million or 4%, reflecting higher gross margin, offset in part by increased research and development expenses and sales and marketing expenses. Key changes in operating expenses were:

•

Research and development expenses increased $970 million or 9%, due mainly to increased investment in new products and services in our Devices engineering group, including NDS expenses, and increased investment in our Applications and Services engineering group.

•	Sales and marketing expenses increased $535 million or 4%, primarily due to NDS expenses and increased investment in sales resources, offset in part by lower advertising costs.

Fiscal year 2013 compared with fiscal year 2012

Revenue increased $4.1 billion or 6%, mainly due to growth in revenue from our Commercial segments. Revenue was also impacted by the timing of revenue deferrals.

Operating income grew $5.0 billion or 23%, primarily due to the $6.2 billion goodwill impairment charge recorded during the prior year. Other key changes in cost of revenue and operating expenses were:

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

•	Sales and marketing expenses increased $1.4 billion or 10%, reflecting advertising of Windows 8 and Surface.

•	Research and development expenses increased $600 million or 6%, due mainly to higher headcount-related expenses, largely related to the Xbox Platform.

•

General and administrative expenses increased $580 million or 13%, due to higher legal charges, primarily due to the European Commission fine of €561 million (approximately $733 million) for failure to comply with our 2009 agreement to display a “Browser Choice Screen” on Windows PCs where Internet Explorer is the default browser (the “EU fine”).

PART II

Item 7

SEGMENT RESULTS OF OPERATIONS

Devices and Consumer

(In millions, except percentages)	2014	2013	2012	Percentage Change 2014 Versus 2013	Percentage Change 2013 Versus 2012

Revenue

Licensing	$18,803	$19,021	$19,495	(1)%	(2)%
Hardware:
Computing and Gaming Hardware	9,628	6,461	6,740	49%	(4)%
Phone Hardware	1,985	0	0	*	*

Total D&C Hardware	11,613	6,461	6,740	80%	(4)%
Other	7,258	6,618	6,203	10%	7%

Total D&C revenue	$37,674	$32,100	$32,438	17%	(1)%

Gross Margin

Licensing	$17,216	$17,044	$17,240	1%	(1)%
Hardware:
Computing and Gaming Hardware	893	956	2,495	(7)%	(62)%
Phone Hardware	54	0	0	*	*

Total D&C Hardware	947	956	2,495	(1)%	(62)%
Other	1,770	2,046	1,998	(13)%	2%

Total D&C gross margin	$19,933	$20,046	$21,733	(1)%	(8)%

*	Not meaningful

Fiscal year 2014 compared with fiscal year 2013

D&C revenue increased $5.6 billion or 17%, primarily due to higher revenue from Xbox Platform, Surface, and Windows Phone. Revenue also increased $2.0 billion due to the acquisition of NDS. D&C gross margin decreased slightly, reflecting higher cost of revenue, offset in part by higher revenue. Cost of revenue increased $5.7 billion or 47%, due mainly to Xbox Platform and Surface. Cost of revenue also increased $1.9 billion due to NDS.

D&C Licensing

D&C Licensing revenue decreased $218 million or 1%, due mainly to lower revenue from licenses of Windows and Office Consumer, as well as a decrease in royalty revenue, offset in part by increased Windows Phone revenue. Retail and non-OEM sales of Windows declined $304 million or 41%, due mainly to the launch of Windows 8 in the prior year. Windows OEM revenue declined $136 million or 1%, due to continued softness in the consumer PC market, offset in part by a 12% increase in OEM Pro revenue. Office Consumer revenue declined $243 million or 8%, reflecting the transition of customers to Office 365 Consumer as well as continued softness in the consumer PC market. The declines in Windows OEM and Office Consumer revenue were partially offset by benefits realized from ending our support for Windows XP in April 2014. Windows Phone revenue increased $822 million or 48%, due mainly to the recognition of $382 million revenue under our joint strategic initiatives with Nokia, which concluded in conjunction with the acquisition of NDS, as well as an increase in phone patent licensing revenue.

D&C Licensing gross margin increased $172 million or 1%, primarily due to a $390 million or 20% decrease in cost of revenue. D&C Licensing cost of revenue decreased, due mainly to a $411 million or 23% decline in traffic acquisition costs.

PART II

Item 7

Computing and Gaming Hardware

Computing and Gaming Hardware revenue increased $3.2 billion or 49%, primarily due to higher revenue from the Xbox Platform and Surface. Xbox Platform revenue increased $1.7 billion or 34%, due mainly to sales of Xbox One, which was released in November 2013, offset in part by a decrease in sales of Xbox 360. We sold 11.7 million Xbox consoles during fiscal year 2014 compared with 9.8 million Xbox consoles during fiscal year 2013. Surface revenue increased $1.3 billion or 157%, due mainly to a higher number of devices and accessories sold.

Computing and Gaming Hardware gross margin decreased slightly, due to a $3.2 billion or 59% increase in cost of revenue, offset in part by higher revenue. Xbox Platform cost of revenue increased $2.1 billion or 72%, due mainly to higher volumes of consoles sold and higher costs associated with Xbox One. Surface cost of revenue increased $970 million or 51%, due mainly to a higher number of devices and accessories sold, offset in part by a charge for Surface RT inventory adjustments of approximately $900 million in fiscal year 2013.

Phone Hardware

Phone Hardware revenue was $2.0 billion, reflecting sales of Lumia Smartphones and other non-Lumia phones following the acquisition of NDS on April 25, 2014. Since the acquisition, we sold 5.8 million Lumia Smartphones and 30.3 million non-Lumia phones.

Phone Hardware gross margin was $54 million, reflecting revenue of $2.0 billion, offset in part by $1.9 billion cost of revenue, including amortization of acquired intangible assets and the impact of decisions to rationalize our device portfolio.

D&C Other

D&C Other revenue increased $640 million or 10%, due mainly to higher online advertising revenue and Office 365 Consumer revenue, offset in part by a $213 million decrease in first-party video games revenue, primarily due to the release of Halo 4 in the second quarter of fiscal year 2013. Online advertising revenue increased $497 million or 14%. Search advertising revenue increased 39%, due primarily to increased revenue per search resulting from ongoing improvements in advertising products, higher search volume, and the expiration of North American revenue per search guarantee payments to Yahoo! in the prior year, offset in part by a 25% reduction in display advertising revenue. Office 365 Consumer revenue grew $316 million, primarily reflecting subscriber growth. We ended fiscal year 2014 with over five million subscribers.

D&C Other gross margin decreased $276 million or 13%, due to a $916 million or 20% increase in cost of revenue, offset in part by higher revenue. D&C Other cost of revenue grew, due mainly to a $541 million or 24% increase in online advertising cost of revenue, reflecting support of online infrastructure. Cost of revenue also increased $219 million or 15%, due to higher resale transactions costs.

Fiscal year 2013 compared with fiscal year 2012

D&C revenue decreased $338 million or 1%, reflecting lower revenue from D&C Licensing and Computing and Gaming Hardware, offset in part by increased revenue from D&C Other. D&C gross margin decreased $1.7 billion or 8%, primarily due to higher cost of revenue and lower revenue. Cost of revenue increased $1.3 billion or 13%, primarily due to Computing and Gaming Hardware.

D&C Licensing

D&C Licensing revenue decreased $474 million or 2%, due mainly to lower revenue from licenses of Consumer and Windows OEM, offset in part by increased Windows Phone revenue. Office Consumer revenue declined $618 million or 15%, while Windows OEM revenue declined 10%. These decreases resulted primarily from the impact on revenue of a decline in the x86 PC market, which we estimate declined approximately 9%. Windows Phone revenue increased $1.2 billion, including an increase in patent licensing revenue and sales of Windows Phone licenses.

PART II

Item 7

In May 2013, we announced that we had surpassed 100 million licenses sold for Windows 8.

D&C Licensing gross margin decreased $196 million or 1%, due to decreased revenue, offset in part by a $278 million or 12% decrease in cost of revenue. D&C Licensing cost of revenue decreased, due mainly to lower traffic acquisition costs, offset in part by a $375 million increase in expenses for payments made to Nokia related to joint strategic initiatives.

Computing and Gaming Hardware

Computing and Gaming Hardware revenue decreased $279 million or 4%, due primarily to lower revenue from the Xbox Platform, offset in part by Surface revenue. Xbox Platform revenue decreased $1.3 billion or 22%, due mainly to lower volumes of consoles sold, offset in part by higher Xbox Live subscription revenue. We shipped 9.8 million Xbox 360 consoles during fiscal year 2013, compared with 13.0 million Xbox 360 consoles during fiscal year 2012. Surface revenue was $853 million. The general availability of Surface RT and Surface Pro started October 26, 2012 and February 9, 2013, respectively.

Computing and Gaming Hardware gross margin decreased $1.5 billion or 62%, due to a $1.3 billion or 30% increase in cost of revenue and decreased revenue. Computing and Gaming Hardware cost of revenue increased, primarily due to $1.9 billion in product costs associated with Surface, including a charge for Surface RT inventory adjustments of approximately $900 million. These costs were offset in part by a $920 million or 24% decrease in Xbox Platform cost of revenue, due mainly to a decrease in manufacturing and distribution costs associated with lower volumes of Xbox 360 consoles sold.

D&C Other

D&C Other revenue increased $415 million or 7%, due mainly to higher advertising revenue, which increased $213 million or 7% to $3.5 billion. Search advertising revenue growth was offset in part by a decline in display advertising revenue. Search advertising revenue grew primarily due to increased revenue per search, resulting from ongoing improvements in ad products, while display advertising revenue decreased primarily due to industry-wide market pressure. D&C Other revenue also increased $202 million or 7%, due mainly to higher volumes of content resold through our online platforms.

D&C Other gross margin increased $48 million or 2%, due to increased revenue offset in part by a $367 million or 9% increase in cost of revenue. D&C Other cost of revenue increased, due mainly to a $327 million or 28% increase in costs associated with higher volumes of resale transactions, primarily a $257 million increase in royalties on Xbox Live content. Increased traffic acquisition costs were offset in part by lower Yahoo! reimbursement costs.

Commercial

(In millions, except percentages)	2014	2013	2012	Percentage Change 2014 Versus 2013	Percentage Change 2013 Versus 2012

Revenue

Licensing	$42,027	$39,686	$37,126	6%	7%
Other	7,547	5,660	4,644	33%	22%

Total Commercial revenue	$49,574	$45,346	$41,770	9%	9%

Gross Margin

Licensing	$38,604	$36,261	$34,463	6%	5%
Other	1,856	921	579	102%	59%

Total Commercial gross margin	$40,460	$37,182	$35,042	9%	6%

PART II

Item 7

Fiscal year 2014 compared with fiscal year 2013

Commercial revenue increased $4.2 billion or 9%, due mainly to growth in revenue from our on-premises licensing businesses and Commercial Cloud. Collectively, Office Commercial and Office 365 Commercial revenue grew 8%. Collectively, our server products revenue, including Microsoft Azure, grew 13%. Commercial gross margin increased $3.3 billion or 9%, in line with revenue.

Commercial Licensing

Commercial Licensing revenue increased $2.3 billion or 6%, due primarily to increased revenue from our server products, as well as higher revenue from Windows Commercial and Office Commercial. Our server products revenue grew $1.7 billion or 11%, driven primarily by increased sales of Microsoft SQL Server. Windows Commercial revenue grew $334 million or 10%, due mainly to increased renewal rates and transactional purchases driven by Windows XP end of support. Office Commercial revenue grew $253 million or 1%, and was impacted by customers transitioning to Office 365 Commercial.

Commercial Licensing gross margin increased $2.3 billion or 6%, in line with revenue growth.

Commercial Other

Commercial Other revenue increased $1.9 billion or 33%, due to higher Commercial Cloud revenue and Enterprise Services revenue. Commercial Cloud revenue grew $1.5 billion or 116%, due mainly to higher revenue from Office 365 Commercial. Enterprise Services revenue grew $380 million or 9%, due mainly to growth in Premier Support Services.

Commercial Other gross margin increased $935 million or 102%, due to higher revenue, offset in part by a $952 million or 20% increase in cost of revenue. The increase in cost of revenue was due mainly to higher datacenter expenses, reflecting support of our growing Commercial Cloud.

Fiscal year 2013 compared with fiscal year 2012

Commercial revenue increased $3.6 billion or 9%, due mainly to growth in revenue from our on-premises licensing businesses and Commercial Cloud.

Commercial gross margin increased $2.1 billion or 6%.

Commercial Licensing

Commercial Licensing revenue increased $2.6 billion or 7%, due to increased revenue from all major commercial offerings. Server products revenue increased $1.2 billion or 9%, driven primarily by growth in Microsoft SQL Server, System Center, and Windows Server. Office Commercial revenue increased $622 million or 4%, reflecting growth in Office revenue from volume licensing agreements with software assurance. Windows Commercial revenue increased $379 million or 13%, reflecting continued support of our platform. Skype revenue increased, due primarily to including a full year of results in fiscal year 2013.

Commercial Licensing gross margin increased $1.8 billion or 5%, due to higher revenue, offset in part by a $762 million or 29% increase in cost of revenue. Commercial Licensing cost of revenue increased, due to increased costs from all major commercial offerings, including $287 million higher intellectual property licensing costs.

Commercial Other

Commercial Other revenue increased $1.0 billion or 22%, due to higher Commercial Cloud and Enterprise Services revenue. Commercial Cloud revenue grew $582 million or 82%, due mainly to higher revenue from Office 365 Commercial. Enterprise Services revenue grew $434 million or 11%, due to growth in both Premier product support and consulting services.

PART II

Item 7

Commercial Other gross margin increased $342 million or 59%, due to higher revenue, offset in part by a $674 million or 17% increase in cost of revenue. The increase in cost of revenue was due mainly to higher datacenter expenses, reflecting investment in online operations infrastructure, and increased headcount-related expenses, mainly due to higher Enterprise Services headcount supporting revenue growth.

Corporate and Other

(In millions, except percentages)	2014	2013	2012	Percentage Change 2014 Versus 2013	Percentage Change 2013 Versus 2012

Revenue	$(415)	$403	$(485)	(203)%	183%
Gross margin	$(494)	$372	$(582)	(233)%	164%

Corporate and Other revenue comprises certain revenue deferrals, including those related to product and service upgrade offers and pre-sales of new products to OEMs prior to general availability.

Fiscal year 2014 compared with fiscal year 2013

Corporate and Other revenue decreased $818 million, primarily due to the timing of revenue deferrals. During fiscal year 2014, we deferred a net $349 million of revenue related to Bundled Offerings. During fiscal year 2013, we recognized $540 million of previously deferred revenue related to the Windows Upgrade Offer. The revenue was recognized upon expiration of the offer.

Corporate and Other gross margin decreased $866 million, due mainly to decreased revenue.

Fiscal year 2013 compared with fiscal year 2012

Corporate and Other revenue increased $888 million or 183%, primarily due to the timing of revenue deferrals. During fiscal year 2013, we recognized $540 million of revenue that had been deferred in fiscal year 2012 related to the Windows Upgrade Offer. The revenue was recognized upon expiration of the offer.

Corporate and Other gross margin increased $954 million or 164%, due mainly to increased revenue.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2014	2013	2012	Percentage Change 2014 Versus 2013	Percentage Change 2013 Versus 2012

Research and development	$11,381	$10,411	$9,811	9%	6%
As a percent of revenue	13%	13%	13%	0ppt	0ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Fiscal year 2014 compared with fiscal year 2013

Research and development expenses increased $970 million or 9%, due mainly to increased investment in new products and services in our Devices engineering group, including $275 million of NDS expenses, and increased investment in our Applications and Services engineering group.

PART II

Item 7

Fiscal year 2013 compared with fiscal year 2012

Research and development expenses increased, reflecting a $460 million or 6% increase in headcount-related expenses, largely related to the Xbox Platform.

Sales and Marketing

(In millions, except percentages)	2014	2013	2012	Percentage Change 2014 Versus 2013	Percentage Change 2013 Versus 2012

Sales and marketing	$15,811	$15,276	$13,857	4%	10%
As a percent of revenue	18%	20%	19%	(2)ppt	1ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal year 2014 compared with fiscal year 2013

Sales and marketing expenses increased $535 million or 4%, primarily due to NDS expenses and increased investment in sales resources, offset in part by lower advertising costs. NDS sales and marketing expenses were $394 million during fiscal year 2014. Average headcount, excluding NDS, grew 4%. Advertising costs, excluding NDS, declined $403 million or 15%, primarily due to Windows 8 and Surface costs in the prior year.

Fiscal year 2013 compared with fiscal year 2012

Sales and marketing expenses grew, reflecting an $898 million increase in advertising costs associated primarily with Windows 8 and Surface, $181 million higher fees paid to third-party software advisors, and a $145 million or 2% increase in headcount-related expenses.

General and Administrative

(In millions, except percentages)	2014	2013	2012	Percentage Change 2014 Versus 2013	Percentage Change 2013 Versus 2012

General and administrative	$4,821	$5,149	$4,569	(6)%	13%
As a percent of revenue	6%	7%	6%	(1)ppt	1ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Fiscal year 2014 compared with fiscal year 2013

General and administrative expenses decreased $328 million or 6%, due mainly to the EU fine in the prior year, offset in part by higher business taxes, higher costs for internal use software capitalized in the prior year, and NDS expenses. NDS general and administrative expenses were $77 million during fiscal year 2014.

Fiscal year 2013 compared with fiscal year 2012

General and administrative expenses increased, primarily due to legal charges for the EU fine.

PART II

Item 7

Goodwill Impairment

We test goodwill for impairment annually on May 1 at the reporting unit level using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital. No impairment of goodwill was identified as of May 1, 2014 or May 2013. Our goodwill impairment test as of May 1, 2012, indicated that the carrying value of our previous Online Services Division reporting unit (in Devices and Consumer Other under our current segment structure) exceeded its estimated fair value. Accordingly, we recorded a non-cash, non-tax deductible goodwill impairment charge of $6.2 billion during the three months ended June 30, 2012, reducing the unit’s goodwill from $6.4 billion to $223 million.

Integration and Restructuring

Integration and restructuring expenses consist of transaction fees and direct acquisition costs, including legal, finance, consulting, and other professional fees. Integration and restructuring expenses also include employee compensation and termination costs associated with certain reorganization activities.

Integration and restructuring expenses were $127 million for fiscal year 2014, reflecting expenses associated with the acquisition and integration of NDS.

OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)

Year Ended June 30,	2014	2013	2012

Dividends and interest income	$883	$677	$800
Interest expense	(597)	(429)	(380)
Net recognized gains on investments	437	116	564
Net losses on derivatives	(328)	(196)	(364)
Net losses on foreign currency remeasurements	(165)	(74)	(117)
Other	(169)	194	1

Total	$61	$288	$504

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

Fiscal year 2014 compared with fiscal year 2013

Dividends and interest income increased due to higher portfolio balances. Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities and lower other-than-temporary impairments. Other-than-temporary impairments were $106 million in fiscal year 2014, compared with $208 million in fiscal year 2013. Net losses on derivatives increased due to higher losses on foreign exchange contracts, losses on equity derivatives as compared to gains in the prior period, offset in part by gains on commodity and interest rate derivatives as compared to losses in the prior period. For fiscal year 2014, other reflects recognized losses from certain joint ventures, offset in part by a recognized gain on a divestiture. For fiscal year 2013, other reflects recognized gains on divestitures, including the gain recognized upon the divestiture of our 50% share in the MSNBC joint venture.

PART II

Item 7

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

INCOME TAXES

Fiscal year 2014 compared with fiscal year 2013

Our effective tax rate for fiscal years 2014 and 2013 was approximately 21% and 19%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

Our fiscal year 2014 effective rate increased by 2% from fiscal year 2013 mainly due to adjustments of $458 million to prior years’ liabilities for intercompany transfer pricing that increased taxable income in more highly taxed jurisdictions, as well as losses incurred by NDS and changes in the geographic mix of our business. This was offset in part by favorable transfer pricing developments in certain foreign tax jurisdictions, primarily Denmark.

Changes in the mix of income before income taxes between the U.S. and foreign countries also impacted our effective tax rates and resulted primarily from changes in the geographic distribution of and changes in consumer demand for our products and services. We supply our Windows PC operating system to customers through our U.S. regional operating center, while we supply the Microsoft Office system and our server products and tools to customers through our foreign regional operations centers. Windows PC operating system revenue decreased $655 million in fiscal year 2014, while Microsoft Office system and server products and tools revenue increased $1.3 billion and $1.6 billion, respectively, during this same period. In fiscal years 2014 and 2013, our U.S. income before income taxes was $7.1 billion and $6.7 billion, respectively, and comprised 26% and 25%, respectively, of our income before income taxes. In fiscal years 2014 and 2013, the foreign income before income taxes was $20.7 billion and $20.4 billion, respectively, and comprised 74% and 75%, respectively, of our income before income taxes.

Tax contingencies and other tax liabilities were $10.4 billion and $9.4 billion as of June 30, 2014 and 2013, respectively, and are included in other long-term liabilities. This increase relates primarily to adjustments to prior years’ liabilities for intercompany transfer pricing and adjustments related to our IRS audits. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of June 30, 2014, the primary unresolved issue relates to transfer pricing which could have a significant impact on our consolidated financial statements if not resolved favorably. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2013.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2013, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

PART II

Item 7

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

Changes in the mix of income before income taxes between the U.S. and foreign countries also impacted our effective tax rates and resulted primarily from changes in the geographic distribution of and changes in consumer demand for our products and services. We supply our Windows PC operating system to customers through our U.S. regional operating center, while we supply the Microsoft Office system and our server products and tools to customers through our foreign regional operations centers. Windows PC operating system revenue increased $209 million in fiscal year 2013, while Microsoft Office system and server products and tools revenue increased $696 million and $1.2 billion, respectively, during this same period. In fiscal years 2013 and 2012, our U.S. income before income taxes was $6.7 billion and $1.6 billion, respectively, and comprised 25% and 7%, respectively, of our income before income taxes. In fiscal years 2013 and 2012, the foreign income before income taxes was $20.4 billion and $20.7 billion, respectively, and comprised 75% and 93%, respectively, of our income before income taxes. The primary driver for the increase in the U.S. income before income tax in fiscal year 2013 was the goodwill impairment charge recorded during the prior year.

Tax contingencies and other tax liabilities were $9.4 billion and $7.6 billion as of June 30, 2013 and 2012, respectively, and are included in other long-term liabilities. This increase relates primarily to transfer pricing, including transfer pricing developments in certain foreign tax jurisdictions, primarily Denmark. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of June 30, 2013, the primary unresolved issue relates to transfer pricing which could have a significant impact on our consolidated financial statements if not resolved favorably. We do not believe it is reasonably possible that the total amount of unrecognized tax benefits will significantly increase or decrease within the next 12 months because we do not believe the remaining open issues will be resolved within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2012.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2012, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $85.7 billion as of June 30, 2014, compared with $77.0 billion as of June 30, 2013. Equity and other investments were $14.6 billion as of June 30, 2014, compared with $10.8 billion as of June 30, 2013. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are

PART II

Item 7

managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments at June 30, 2014, $77.1 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $2.6 billion. As of June 30, 2014, approximately 84% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 5% were invested in corporate notes and bonds of U.S. companies, and approximately 1% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $558 million as of June 30, 2014. Our average and maximum securities lending payable balances for the fiscal year were $619 million and $1.3 billion, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as exchange-traded mutual funds, domestic and international equities, and U.S. government securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments such as corporate notes and bonds, common and preferred stock, foreign government bonds, mortgage-backed securities, and certificates of deposit. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

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

Cash Flows

Fiscal year 2014 compared with fiscal year 2013

Cash flows from operations increased $3.4 billion during the current fiscal year to $32.2 billion, due mainly to increases in cash received from customers. Cash used in financing increased $246 million to $8.4 billion, due mainly to a $2.0 billion increase in cash used for common stock repurchases, a $1.4 billion increase in dividends paid, and a $324 million decrease in proceeds from the issuance of common stock, offset in part by a $3.4 billion increase in

PART II

Item 7

proceeds from issuances of debt, net of repayments. Cash used in investing decreased $5.0 billion to $18.8 billion, due mainly to a $10.5 billion decrease in cash used for net investment purchases, sales, and maturities, offset in part by a $4.4 billion increase in cash used for acquisition of companies and purchases of intangible and other assets, and a $1.2 billion increase in capital expenditures for property and equipment.

Fiscal year 2013 compared with fiscal year 2012

Cash flows from operations decreased $2.8 billion during the current fiscal year to $28.8 billion, due mainly to changes in working capital, including increases in inventory and other current assets. Cash used for financing decreased $1.3 billion to $8.1 billion, due mainly to a $3.5 billion increase in proceeds from issuances of debt, net of repayments, offset in part by a $1.1 billion increase in dividends paid and a $982 million decrease in proceeds from the issuance of common stock. Cash used in investing decreased $975 million to $23.8 billion, due mainly to an $8.5 billion decrease in cash used for acquisitions of companies and purchases of intangible and other assets, offset in part by a $5.8 billion increase in cash used for net investment purchases, maturities, and sales, and a $2.0 billion increase in cash used for additions to property and equipment.

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

As of June 30, 2014, we had $22.6 billion of issued and outstanding debt, comprising $2.0 billion of short-term debt and $20.6 billion of long-term debt.

Short-term debt

As of June 30, 2014, we had $2.0 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.12% and maturities ranging from 86 days to 91 days. The estimated fair value of this commercial paper approximates its carrying value.

We have a $5.0 billion credit facility that expires on November 14, 2018, which serves as a back-up for our commercial paper program. As of June 30, 2014, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreement. No amounts were drawn against the credit facility during any of the periods presented.

Long-term debt

As of June 30, 2014, the total carrying value and estimated fair value of our long-term debt were $20.6 billion and $21.5 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART II

Item 7

The components of our long-term debt and the associated interest rates were as follows as of June 30, 2014:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate

(In millions)

Notes

September 25, 2015	$1,750	1.625%	1.795%
February 8, 2016	750	2.500%	2.642%
November 15, 2017	600	0.875%	1.084%
May 1, 2018	450	1.000%	1.106%
December 6, 2018 (a)	1,250	1.625%	1.824%
June 1, 2019	1,000	4.200%	4.379%
October 1, 2020	1,000	3.000%	3.137%
February 8, 2021	500	4.000%	4.082%
December 6, 2021 (b)	2,396	2.125%	2.233%
November 15, 2022	750	2.125%	2.239%
May 1, 2023	1,000	2.375%	2.465%
December 15, 2023 (a)	1,500	3.625%	3.726%
December 6, 2028 (b)	2,396	3.125%	3.218%
May 2, 2033 (c)	753	2.625%	2.690%
June 1, 2039	750	5.200%	5.240%
October 1, 2040	1,000	4.500%	4.567%
February 8, 2041	1,000	5.300%	5.361%
November 15, 2042	900	3.500%	3.571%
May 1, 2043	500	3.750%	3.829%
December 15, 2043 (a)	500	4.875%	4.918%

Total	$20,745

(a)	In December 2013, we issued $3.3 billion of debt securities.
(b)	In December 2013, we issued €3.5 billion of debt securities.
(c)	In April 2013, we issued €550 million of debt securities.

The notes in this table are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of June 30, 2014, the aggregate unamortized discount for our long-term debt was $100 million.

Unearned Revenue

Unearned revenue at June 30, 2014 was comprised mainly of unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue at June 30, 2014 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox Live subscriptions and prepaid points; Microsoft Dynamics business solutions products; Office 365 subscriptions; Bundled Offerings; Skype prepaid credits and subscriptions; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

PART II

Item 7

The following table outlines the expected future recognition of unearned revenue as of June 30, 2014:

(In millions)

Three Months Ending,

September 30, 2014	$8,667
December 31, 2014	7,380
March 31, 2015	4,812
June 30, 2015	2,291
Thereafter	2,008

Total	$25,158

Share Repurchases

On September 16, 2013, our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of June 30, 2014, $35.1 billion remained of the $40.0 billion share repurchase program.

During fiscal year 2014, we repurchased 175 million shares of Microsoft common stock for $6.4 billion; 128 million shares were repurchased for $4.9 billion under the share repurchase program approved by our Board of Directors on September 16, 2013 and 47 million shares were repurchased for $1.5 billion under the share repurchase program that was announced on September 22, 2008 and expired September 30, 2013. During fiscal years 2013 and 2012, we repurchased 158 million shares for $4.6 billion and 142 million shares for $4.0 billion, respectively, under the share repurchase program announced on September 22, 2008. All repurchases were made using cash resources.

Dividends

During fiscal years 2014 and 2013, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

(In millions)

Fiscal Year 2014

September 16, 2013	$ 0.28	November 21, 2013	$ 2,332	December 12, 2013
November 19, 2013	$ 0.28	February 20, 2014	$ 2,322	March 13, 2014
March 11, 2014	$ 0.28	May 15, 2014	$ 2,309	June 12, 2014
June 10, 2014	$ 0.28	August 21, 2014	$ 2,307	September 11, 2014

Fiscal Year 2013

September 18, 2012	$ 0.23	November 15, 2012	$ 1,933	December 13, 2012
November 28, 2012	$ 0.23	February 21, 2013	$ 1,925	March 14, 2013
March 11, 2013	$ 0.23	May 16, 2013	$ 1,921	June 13, 2013
June 12, 2013	$ 0.23	August 15, 2013	$ 1,916	September 12, 2013

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. In evaluating estimated losses on these indemnifications, we consider factors such as the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. These obligations did not have a material impact on our consolidated financial statements during the periods presented.

PART II

Item 7

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2014:

(In millions)	2015	2016-2017	2018-2019	Thereafter	Total

Long-term debt: (a)
Principal payments	$0	$2,500	$3,300	$14,945	$20,745
Interest payments	566	1,069	1,015	6,110	8,760
Construction commitments (b)	880	0	0	0	880
Operating leases (c)	878	1,419	1,054	1,063	4,414
Purchase commitments (d)	12,995	969	657	153	14,774
Other long-term liabilities (e)	0	354	80	393	827

Total contractual obligations	$15,319	$6,311	$6,106	$22,664	$50,400

(a)	See Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(b)	These amounts represent commitments for the construction of buildings, building improvements, and leasehold improvements.
(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable facilities leases.
(d)	These amounts represent purchase commitments, including all open purchase orders and all contracts that are take-or-pay contracts that are not presented as construction commitments above.
(e)	We have excluded long-term tax contingencies, other tax liabilities, and deferred income taxes of $13.3 billion from the amounts presented. We have also excluded unearned revenue and non-cash items.

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

PART II

Item 7

RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

In December 2011, the Financial Accounting Standards Board (“FASB”) issued guidance enhancing disclosure requirements about the nature of an entity’s right to offset and related arrangements associated with its financial instruments. The new guidance requires the disclosure of the gross amounts subject to rights of set-off, amounts offset in accordance with the accounting standards followed, and the related net exposure. In January 2013, the FASB clarified that the scope of this guidance applies to derivatives, repurchase agreements, and securities lending arrangements that are either offset or subject to an enforceable master netting arrangement, or similar agreements. We adopted this new guidance beginning July 1, 2013. Adoption of this new guidance resulted only in changes to the presentation of Note 5 – Derivatives of the Notes to Financial Statements.

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of AOCI. This new guidance requires entities to present (either on the face of the income statement or in the notes to financial statements) the effects on the line items of the income statement for amounts reclassified out of AOCI. We adopted this new guidance beginning July 1, 2013. Adoption of this new guidance resulted only in changes to the presentation of Note 19 – Accumulated Other Comprehensive Income of the Notes to Financial Statements.

Recent Accounting Guidance Not Yet Adopted

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate material impacts on our consolidated financial statements upon adoption.

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2017 and early adoption is not permitted. We anticipate this standard will have a material impact on our consolidated financial statements, and we are currently evaluating its impact.

APPLICATION OF CRITICAL ACCOUNTING POLICIES

Our consolidated financial statements and accompanying notes are prepared in accordance with U.S. GAAP. Preparing consolidated financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. These estimates and assumptions are affected by management’s application of accounting policies. Critical accounting policies for us include revenue recognition, impairment of investment securities, goodwill, research and development costs, contingencies, income taxes, and inventories.

Revenue Recognition

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. Certain volume licensing arrangements include a perpetual license for

PART II

Item 7

current products combined with rights to receive unspecified future versions of software products (“Software Assurance”) and are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the coverage period.

Software updates are evaluated on a case-by-case basis to determine whether they meet the definition of an upgrade, which may require revenue to be deferred and recognized when the upgrade is delivered. If it is determined that implied post-contract customer support (“PCS”) is being provided, revenue from the arrangement is deferred and recognized over the implied PCS term. If updates are determined to not meet the definition of an upgrade, revenue is generally recognized as products are shipped or made available.

Microsoft enters into arrangements that can include various combinations of software, services, and hardware. Where elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. We use a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) best estimate of selling price (“ESP”). For software elements, we follow the industry specific software guidance which only allows for the use of VSOE in establishing fair value. Generally, VSOE is the price charged when the deliverable is sold separately or the price established by management for a product that is not yet sold if it is probable that the price will not change before introduction into the marketplace. ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. Our process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable.

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

The valuation of acquired assets and liabilities, including goodwill, resulting from the acquisition of NDS, is reflective of the enterprise value based on the long-term financial forecast for the business. In this highly competitive and volatile market, it is possible that we may not realize our forecasts. Given the value assigned to goodwill in the purchase price allocation, we will closely monitor the performance of the business versus the long-term forecast to determine if any impairments arise.

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably estimated. In determining whether a loss should be accrued we evaluate, among other factors, the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. Changes in these factors could materially impact our consolidated financial statements.

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of current and deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized in our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements.

Inventories

Inventories are stated at average cost, subject to the lower of cost or market. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory

PART II

Item 7

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

The Company designs and maintains accounting and internal control systems to provide reasonable assurance at reasonable cost that assets are safeguarded against loss from unauthorized use or disposition, and that the financial records are reliable for preparing consolidated financial statements and maintaining accountability for assets. These systems are augmented by written policies, an organizational structure providing division of responsibilities, careful selection and training of qualified personnel, and a program of internal audits.

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

Satya Nadella
Chief Executive Officer

Amy E. Hood
Executive Vice President and Chief Financial Officer

Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer

PART II

Item 7A

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS

We are exposed to economic risk from foreign currency exchange rates, interest rates, credit risk, equity prices, and commodity prices. A portion of these risks is hedged, but they may impact our consolidated financial statements.

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

PART II

Item 7A

The following table sets forth the one-day VaR for substantially all of our positions as of June 30, 2014 and 2013 and for the year ended June 30, 2014:

(In millions)

	June 30, 2014	June 30, 2013	Year Ended June 30, 2014

Risk Categories			Average	High	Low

Foreign currency	$179	$199	$215	$287	$117
Interest rate	$73	$85	$82	$91	$73
Equity	$176	$181	$208	$246	$173
Commodity	$17	$19	$18	$21	$16

Total one-day VaR for the combined risk categories was $333 million at June 30, 2014 and $350 million at June 30, 2013. The total VaR is 25% less at June 30, 2014, and 28% less at June 30, 2013, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2014	2013	2012

Revenue	$86,833	$77,849	$73,723
Cost of revenue	26,934	20,249	17,530

Gross margin	59,899	57,600	56,193
Research and development	11,381	10,411	9,811
Sales and marketing	15,811	15,276	13,857
General and administrative	4,821	5,149	4,569
Goodwill impairment	0	0	6,193
Integration and restructuring	127	0	0

Operating income	27,759	26,764	21,763
Other income, net	61	288	504

Income before income taxes	27,820	27,052	22,267
Provision for income taxes	5,746	5,189	5,289

Net income	$22,074	$21,863	$16,978

Earnings per share:
Basic	$2.66	$2.61	$2.02
Diluted	$2.63	$2.58	$2.00

Weighted average shares outstanding:
Basic	8,299	8,375	8,396
Diluted	8,399	8,470	8,506

Cash dividends declared per common share	$1.12	$0.92	$0.80

See accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2014	2013	2012

Net income	$22,074	$21,863	$16,978
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $(4), $(14), and $137)	(35)	(26)	255
Net unrealized gains (losses) on investments (net of tax effects of $936, $195, and $(210))	1,737	363	(390)
Translation adjustments and other (net of tax effects of $12, $(8), and $(165))	263	(16)	(306)

Other comprehensive income (loss)	1,965	321	(441)

Comprehensive income	$24,039	$22,184	$16,537

See accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2014	2013

Assets
Current assets:
Cash and cash equivalents	$8,669	$3,804
Short-term investments (including securities loaned of $541 and $579)	77,040	73,218

Total cash, cash equivalents, and short-term investments	85,709	77,022
Accounts receivable, net of allowance for doubtful accounts of $301 and $336	19,544	17,486
Inventories	2,660	1,938
Deferred income taxes	1,941	1,632
Other	4,392	3,388

Total current assets	114,246	101,466
Property and equipment, net of accumulated depreciation of $14,793 and $12,513	13,011	9,991
Equity and other investments	14,597	10,844
Goodwill	20,127	14,655
Intangible assets, net	6,981	3,083
Other long-term assets	3,422	2,392

Total assets	$172,384	$142,431

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$7,432	$4,828
Short-term debt	2,000	0
Current portion of long-term debt	0	2,999
Accrued compensation	4,797	4,117
Income taxes	782	592
Short-term unearned revenue	23,150	20,639
Securities lending payable	558	645
Other	6,906	3,597

Total current liabilities	45,625	37,417
Long-term debt	20,645	12,601
Long-term unearned revenue	2,008	1,760
Deferred income taxes	2,728	1,709
Other long-term liabilities	11,594	10,000

Total liabilities	82,600	63,487

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 8,239 and 8,328	68,366	67,306
Retained earnings	17,710	9,895
Accumulated other comprehensive income	3,708	1,743

Total stockholders’ equity	89,784	78,944

Total liabilities and stockholders’ equity	$172,384	$142,431

See accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2014	2013	2012

Operations
Net income	$22,074	$21,863	$16,978
Adjustments to reconcile net income to net cash from operations:
Goodwill impairment	0	0	6,193
Depreciation, amortization, and other	5,212	3,755	2,967
Stock-based compensation expense	2,446	2,406	2,244
Net recognized losses (gains) on investments and derivatives	(109)	80	(200)
Excess tax benefits from stock-based compensation	(271)	(209)	(93)
Deferred income taxes	(331)	(19)	954
Deferral of unearned revenue	44,325	44,253	36,104
Recognition of unearned revenue	(41,739)	(41,921)	(33,347)
Changes in operating assets and liabilities:
Accounts receivable	(1,120)	(1,807)	(1,156)
Inventories	(161)	(802)	184
Other current assets	(29)	(129)	493
Other long-term assets	(628)	(478)	(248)
Accounts payable	473	537	(31)
Other current liabilities	1,075	146	410
Other long-term liabilities	1,014	1,158	174

Net cash from operations	32,231	28,833	31,626

Financing
Proceeds from issuance of short-term debt, maturities of 90 days or less, net	500	0	0
Proceeds from issuance of debt	10,350	4,883	0
Repayments of debt	(3,888)	(1,346)	0
Common stock issued	607	931	1,913
Common stock repurchased	(7,316)	(5,360)	(5,029)
Common stock cash dividends paid	(8,879)	(7,455)	(6,385)
Excess tax benefits from stock-based compensation	271	209	93
Other	(39)	(10)	0

Net cash used in financing	(8,394)	(8,148)	(9,408)

Investing
Additions to property and equipment	(5,485)	(4,257)	(2,305)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(5,937)	(1,584)	(10,112)
Purchases of investments	(72,690)	(75,396)	(57,250)
Maturities of investments	5,272	5,130	15,575
Sales of investments	60,094	52,464	29,700
Securities lending payable	(87)	(168)	(394)

Net cash used in investing	(18,833)	(23,811)	(24,786)

Effect of exchange rates on cash and cash equivalents	(139)	(8)	(104)

Net change in cash and cash equivalents	4,865	(3,134)	(2,672)
Cash and cash equivalents, beginning of period	3,804	6,938	9,610

Cash and cash equivalents, end of period	$8,669	$3,804	$6,938

See accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30,	2014	2013	2012

Common stock and paid-in capital
Balance, beginning of period	$67,306	$65,797	$63,415
Common stock issued	607	920	1,924
Common stock repurchased	(2,328)	(2,014)	(1,714)
Stock-based compensation expense	2,446	2,406	2,244
Stock-based compensation income tax benefits (deficiencies)	272	190	(75)
Other, net	63	7	3

Balance, end of period	68,366	67,306	65,797

Retained earnings (deficit)
Balance, beginning of period	9,895	(856)	(8,195)
Net income	22,074	21,863	16,978
Common stock cash dividends	(9,271)	(7,694)	(6,721)
Common stock repurchased	(4,988)	(3,418)	(2,918)

Balance, end of period	17,710	9,895	(856)

Accumulated other comprehensive income
Balance, beginning of period	1,743	1,422	1,863
Other comprehensive income (loss)	1,965	321	(441)

Balance, end of period	3,708	1,743	1,422

Total stockholders’ equity	$89,784	$78,944	$66,363

See accompanying notes.

PART II

Item 8

NOTES TO FINANCIAL STATEMENTS

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”).

Principles of Consolidation

The consolidated financial statements include the accounts of Microsoft Corporation and its subsidiaries. Intercompany transactions and balances have been eliminated. Equity investments through which we are able to exercise significant influence over but do not control the investee and are not the primary beneficiary of the investee’s activities are accounted for using the equity method. Investments through which we are not able to exercise significant influence over the investee and which do not have readily determinable fair values are accounted for under the cost method.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates include: loss contingencies; product warranties; the fair value of, and/or potential goodwill impairment for, our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; allowances for product returns; the market value of our inventory; and stock-based compensation forfeiture rates. Examples of assumptions include: the elements comprising a software arrangement, including the distinction between upgrades or enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our consolidated financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Recasting of Certain Prior Period Information

During the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. As a result, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2014, we reported our financial performance based on our new segments described in Note 21 – Segment Information and Geographic Data. We have recast certain prior period amounts to conform to the way we internally managed and monitored segment performance during fiscal year 2014. This change impacted Note 10 – Goodwill, Note 14 – Unearned Revenue, and Note 21 – Segment Information and Geographic Data, with no impact on our consolidated financial statements.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (“OCI”).

Revenue Recognition

Revenue is recognized when persuasive evidence of an arrangement exists, delivery has occurred, the fee is fixed or determinable, and collectability is probable. Revenue generally is recognized net of allowances for returns and any taxes collected from customers and subsequently remitted to governmental authorities.

PART II

Item 8

Revenue recognition for multiple-element arrangements requires judgment to determine if multiple elements exist, whether elements can be accounted for as separate units of accounting, and if so, the fair value for each of the elements.

Microsoft enters into arrangements that can include various combinations of software, services, and hardware. Where elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. We use a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) best estimate of selling price (“ESP”). For software elements, we follow the industry specific software guidance which only allows for the use of VSOE in establishing fair value. Generally, VSOE is the price charged when the deliverable is sold separately or the price established by management for a product that is not yet sold if it is probable that the price will not change before introduction into the marketplace. ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. Our process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable.

Revenue for retail packaged products, products licensed to original equipment manufacturers (“OEMs”), and perpetual licenses under certain volume licensing programs generally is recognized as products are shipped or made available.

Technology guarantee programs are accounted for as multiple-element arrangements as customers receive free or significantly discounted rights to use upcoming new versions of a software product if they license existing versions of the product during the eligibility period. Revenue is allocated between the existing product and the new product, and revenue allocated to the new product is deferred until that version is delivered. The revenue allocation is based on the VSOE of fair value of the products. The VSOE of fair value for upcoming new products are based on the price determined by management having the relevant authority when the element is not yet sold separately, but is expected to be sold in the near future at the price set by management.

Software updates that will be provided free of charge are evaluated on a case-by-case basis to determine whether they meet the definition of an upgrade and create a multiple-element arrangement, which may require revenue to be deferred and recognized when the upgrade is delivered, or if it is determined that implied post-contract customer support (“PCS”) is being provided, the arrangement is accounted for as a multiple-element arrangement and all revenue from the arrangement is deferred and recognized over the implied PCS term when the VSOE of fair value does not exist. If updates are determined to not meet the definition of an upgrade, revenue is generally recognized as products are shipped or made available.

Certain volume licensing arrangements include a perpetual license for current products combined with rights to receive unspecified future versions of software products (“Software Assurance”), which we have determined are additional software products and are therefore accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the coverage period. Arrangements that include term-based licenses for current products with the right to use unspecified future versions of the software during the coverage period, are also accounted for as subscriptions, with revenue recognized ratably over the coverage period.

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

Some volume licensing arrangements include time-based subscriptions for cloud-based services and software offerings that are accounted for as subscriptions. These arrangements are considered multiple-element arrangements. However, because all elements are accounted for as subscriptions and have the same coverage period and delivery pattern, they have the same revenue recognition timing.

PART II

Item 8

Revenue related to phones, Surface, Xbox consoles, games published by us, and other hardware components is generally recognized when ownership is transferred to the resellers or to end customers when selling directly through Microsoft retail stores and online marketplaces. A portion of revenue may be deferred when these products are combined with software elements, and/or services. Revenue related to licensing for games published by third parties for use on the Xbox consoles is recognized when games are manufactured by the game publishers.

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

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $2.3 billion, $2.6 billion, and $1.6 billion in fiscal years 2014, 2013, and 2012, respectively.

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

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, common and preferred stock, mortgage-backed securities, certificates of deposit, and foreign government bonds. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in common and preferred stock and goodwill when it is recorded at fair value due to an impairment charge. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

We measure certain assets, including our cost and equity method investments, at fair value on a nonrecurring basis when they are deemed to be other-than-temporarily impaired. The fair values of these investments are determined

PART II

Item 8

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

Equity and other investments classified as long-term include both debt and equity instruments. With the exception of certain corporate notes that are classified as held-to-maturity, debt and publicly-traded equity securities are classified as available-for-sale and realized gains and losses are recorded using the specific identification method. Changes in the market value of available-for-sale securities, excluding other-than-temporary impairments, are reflected in OCI. Held-to-maturity investments are recorded and held at amortized cost. Common and preferred stock and other investments that are restricted for more than one year or are not publicly traded are recorded at cost or using the equity method.

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

For derivative instruments designated as fair value hedges, the gains (losses) are recognized in earnings in the periods of change together with the offsetting losses (gains) on the hedged items attributed to the risk being hedged. For options designated as fair value hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings.

For derivative instruments designated as cash-flow hedges, the effective portion of the gains (losses) on the derivatives is initially reported as a component of OCI and is subsequently recognized in earnings when the hedged

PART II

Item 8

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2014	2013	2012

Balance, beginning of period	$336	$389	$333
Charged to costs and other	16	4	115
Write-offs	(51)	(57)	(59)

Balance, end of period	$301	$336	$389

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

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three to seven years; computer equipment, two to three years; buildings and improvements, five to 15 years; leasehold improvements, two to 20 years; and furniture and equipment, one to 10 years. Land is not depreciated.

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

PART II

Item 8

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

In February 2013, the FASB issued guidance on disclosure requirements for items reclassified out of AOCI. This new guidance requires entities to present (either on the face of the income statement or in the notes to financial statements) the effects on the line items of the income statement for amounts reclassified out of AOCI. We adopted this new guidance beginning July 1, 2013. Adoption of this new guidance resulted only in changes to the presentation of Note 19 – Accumulated Other Comprehensive Income.

Recent accounting guidance not yet adopted

In March 2013, the FASB issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. The new guidance will be effective for us beginning July 1, 2014. We do not anticipate material impacts on our consolidated financial statements upon adoption.

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration to which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2017 and early adoption is not permitted. We anticipate this standard will have a material impact, and we are currently evaluating the impact this standard will have on our consolidated financial statements.

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

PART II

Item 8

The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)

Year Ended June 30,	2014	2013	2012

Net income available for common shareholders (A)	$22,074	$21,863	$16,978

Weighted average outstanding shares of common stock (B)	8,299	8,375	8,396
Dilutive effect of stock-based awards	100	95	110

Common stock and common stock equivalents (C)	8,399	8,470	8,506

Earnings Per Share

Basic (A/B)	$2.66	$2.61	$2.02
Diluted (A/C)	$2.63	$2.58	$2.00

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)

Year Ended June 30,	2014	2013	2012

Dividends and interest income	$883	$677	$800
Interest expense	(597)	(429)	(380)
Net recognized gains on investments	437	116	564
Net losses on derivatives	(328)	(196)	(364)
Net losses on foreign currency remeasurements	(165)	(74)	(117)
Other	(169)	194	1

Total	$61	$288	$504

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)

Year Ended June 30,	2014	2013	2012

Other-than-temporary impairments of investments	$(106)	$(208)	$(298)
Realized gains from sales of available-for-sale securities	776	489	1,418
Realized losses from sales of available-for-sale securities	(233)	(165)	(556)

Total	$437	$116	$564

PART II

Item 8

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, but excluding held-to-maturity investments, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2014

Cash	$4,980	$0	$0	$4,980	$4,980	$0	$0
Mutual funds	590	0	0	590	590	0	0
Commercial paper	189	0	0	189	89	100	0
Certificates of deposit	1,197	0	0	1,197	865	332	0
U.S. government and agency securities	66,952	103	(29)	67,026	109	66,917	0
Foreign government bonds	3,328	17	(10)	3,335	2,027	1,308	0
Mortgage-backed securities	991	30	(2)	1,019	0	1,019	0
Corporate notes and bonds	6,845	191	(9)	7,027	9	7,018	0
Municipal securities	287	45	0	332	0	332	0
Common and preferred stock	6,785	5,207	(81)	11,911	0	0	11,911
Other investments	1,164	0	0	1,164	0	14	1,150

Total	$93,308	$5,593	$(131)	$98,770	$8,669	$77,040	$13,061

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2013

Cash	$1,967	$0	$0	$1,967	$1,967	$0	$0
Mutual funds	868	0	0	868	868	0	0
Commercial paper	603	0	0	603	214	389	0
Certificates of deposit	994	0	0	994	609	385	0
U.S. government and agency securities	64,934	47	(84)	64,897	146	64,751	0
Foreign government bonds	900	16	(41)	875	0	875	0
Mortgage-backed securities	1,258	43	(13)	1,288	0	1,288	0
Corporate notes and bonds	4,993	169	(40)	5,122	0	5,122	0
Municipal securities	350	36	(1)	385	0	385	0
Common and preferred stock	6,931	2,938	(281)	9,588	0	0	9,588
Other investments	1,279	0	0	1,279	0	23	1,256

Total	$85,077	$3,249	$(460)	$87,866	$3,804	$73,218	$10,844

In addition to the investments in the table above, we also own corporate notes that were purchased in connection with our agreement to lend $2.0 billion to the group that completed their acquisition of Dell on October 29, 2013. These corporate notes are classified as held-to-maturity investments and are included in equity and other investments on the balance sheet. As of June 30, 2014, the amortized cost, recorded basis, and estimated fair value of these corporate notes was $1.5 billion, $1.5 billion, and $1.7 billion, respectively, while their associated gross unrecognized holding gains were $164 million.

As of June 30, 2014 and 2013, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $520 million and $395 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

PART II

Item 8

Unrealized Losses on Investments

Investments, excluding those held-to-maturity, with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2014

U.S. government and agency securities	$4,161	$(29)	$850	$0	$5,011	$(29)
Foreign government bonds	566	(4)	21	(6)	587	(10)
Mortgage-backed securities	120	0	61	(2)	181	(2)
Corporate notes and bonds	1,154	(8)	34	(1)	1,188	(9)
Common and preferred stock	463	(48)	257	(33)	720	(81)

Total	$6,464	$(89)	$1,223	$(42)	$7,687	$(131)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2013

U.S. government and agency securities	$2,208	$(84)	$0	$0	$2,208	$(84)
Foreign government bonds	589	(18)	69	(23)	658	(41)
Mortgage-backed securities	357	(12)	39	(1)	396	(13)
Corporate notes and bonds	1,142	(38)	27	(2)	1,169	(40)
Municipal securities	44	(1)	0	0	44	(1)
Common and preferred stock	1,166	(168)	409	(113)	1,575	(281)

Total	$5,506	$(321)	$544	$(139)	$6,050	$(460)

As of June 30, 2014, we did not hold any held-to-maturity investments that are in an unrealized loss position.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2014.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

June 30, 2014

Due in one year or less	$28,681	$28,719
Due after one year through five years	46,734	46,881
Due after five years through 10 years	2,910	2,987
Due after 10 years	1,464	1,538

Total (a)	$79,789	$80,125

(a)	Excludes held-to-maturity investments due October 31, 2023 with a cost basis and estimated fair value at June 30, 2014 of $1.5 billion and $1.7 billion, respectively.

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of June 30, 2014 and June 30, 2013, the total notional amounts of these foreign exchange contracts sold were $4.9 billion and $5.1 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of June 30, 2014 and June 30, 2013, the total notional amounts of these foreign exchange contracts sold were $3.1 billion and $407 million, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of June 30, 2014, the total notional amounts of these foreign exchange contracts purchased and sold were $6.2 billion and $8.5 billion, respectively. As of June 30, 2013, the total notional amounts of these foreign exchange contracts purchased and sold were $5.0 billion and $7.9 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of June 30, 2014, the total notional amounts of equity contracts purchased and sold for managing market price risk were $3.1 billion and $2.1 billion, respectively, of which $362 million and $420 million, respectively, were designated as hedging instruments. As of June 30, 2013, the total notional amounts of equity contracts purchased and sold for managing market price risk were $898 million and $1.0 billion, respectively, none of which were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of June 30, 2014, the total notional amounts of fixed-interest rate contracts purchased and sold were $503 million and $741 million, respectively. As of June 30, 2013, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.1 billion and $809 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of June 30, 2014 and 2013, the total notional derivative amounts of mortgage contracts purchased were $1.1 billion and $1.2 billion, respectively.

PART II

Item 8

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low cost method of managing exposure to individual credit risks or groups of credit risks. As of June 30, 2014, the total notional amounts of credit contracts purchased and sold were $412 million and $440 million, respectively. As of June 30, 2013, the total notional amounts of credit contracts purchased and sold were $377 million and $501 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of June 30, 2014, the total notional amounts of commodity contracts purchased and sold were $1.4 billion and $408 million, respectively. As of June 30, 2013, the total notional amounts of commodity contracts purchased and sold were $1.2 billion and $249 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2014, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

	June 30, 2014				June 30, 2013
	Assets			Liabilities	Assets		Liabilities
(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities	Short-term Investments	Other Current Assets	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$10	$39	$0	$(97)	$41	$87	$(63)
Equity contracts	177	0	0	(21)	157	0	(9)
Interest rate contracts	17	0	0	(12)	18	0	(45)
Credit contracts	24	0	0	(13)	19	0	(17)
Commodity contracts	15	0	0	(1)	3	0	(1)

Total	$243	$39	$0	$(144)	$238	$87	$(135)

Designated Hedge Derivatives

Foreign exchange contracts	$1	$70	$0	$(15)	$9	$167	$0
Equity contracts	0	0	7	(125)	0	0	0

Total	$1	$70	$7	$(140)	$9	$167	$0

Total gross amounts of derivatives	$244	$109	$7	$(284)	$247	$254	$(135)

Gross derivatives either offset or subject to an enforceable master netting agreement	$99	$109	$7	$(284)	$105	$254	$(97)
Gross amounts offset in the balance sheet	(77)	(71)	(7)	155	(72)	(9)	80

Net amounts presented in the balance sheet	$22	$38	$0	$(129)	$33	$245	$(17)
Gross amounts not offset in the balance sheet	0	0	0	0	0	0	0

Net amount	$22	$38	$0	$(129)	$33	$245	$(17)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART II

Item 8

Fair Value Hedge Gains (Losses)

We recognized in other income (expense) the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Year Ended June 30,	2014	2013	2012

Foreign Exchange Contracts

Derivatives	$(14)	$70	$52
Hedged items	6	(69)	(50)

Total amount of ineffectiveness	$(8)	$1	$2

Equity Contracts

Derivatives	$(110)	$0	$0
Hedged items	110	0	0

Total amount of ineffectiveness	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$(9)	$0	$0

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)

Year Ended June 30,	2014	2013	2012

Effective Portion

Gains recognized in OCI, net of tax effects of $2, $54 and $127	$63	$101	$236
Gains (losses) reclassified from AOCI into revenue	$104	$195	$(27)

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense)	$(239)	$(168)	$(231)

We estimate that $32 million of net derivative gains included in AOCI at June 30, 2014 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2014.

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

(In millions)

Year Ended June 30,	2014	2013	2012

Foreign exchange contracts	$(78)	$18	$(119)
Equity contracts	(64)	16	(85)
Interest-rate contracts	24	(11)	93
Credit contracts	13	(3)	(7)
Commodity contracts	71	(42)	(121)

Total	$(34)	$(22)	$(239)

PART II

Item 8

NOTE 6 — FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2014

Assets

Mutual funds	$590	$0	$0	$590	$0	$590
Commercial paper	0	189	0	189	0	189
Certificates of deposit	0	1,197	0	1,197	0	1,197
U.S. government and agency securities	66,288	745	0	67,033	0	67,033
Foreign government bonds	139	3,210	0	3,349	0	3,349
Mortgage-backed securities	0	1,015	0	1,015	0	1,015
Corporate notes and bonds	0	6,863	0	6,863	0	6,863
Municipal securities	0	332	0	332	0	332
Common and preferred stock	9,552	1,825	14	11,391	0	11,391
Derivatives	5	348	7	360	(155)	205

Total	$76,574	$15,724	$21	$92,319	$(155)	$92,164

Liabilities

Derivatives and other	$5	$153	$126	$284	$(155)	$129

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2013

Assets

Mutual funds	$868	$0	$0	$868	$0	$868
Commercial paper	0	603	0	603	0	603
Certificates of deposit	0	994	0	994	0	994
U.S. government and agency securities	62,237	2,664	0	64,901	0	64,901
Foreign government bonds	9	851	0	860	0	860
Mortgage-backed securities	0	1,311	0	1,311	0	1,311
Corporate notes and bonds	0	4,915	19	4,934	0	4,934
Municipal securities	0	385	0	385	0	385
Common and preferred stock	8,470	717	5	9,192	0	9,192
Derivatives	12	489	0	501	(81)	420

Total	$71,596	$12,929	$24	$84,549	$(81)	$84,468

Liabilities

Derivatives and other	$14	$121	$0	$135	$(80)	$55

(a)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

In connection with the transaction to acquire substantially all of Nokia Corporation’s (“Nokia”) Devices and Services Business (“NDS”), on September 23, 2013 we provided Nokia €1.5 billion ($2.1 billion) principal of convertible notes classified as Level 3 financial instruments. Upon closing of the acquisition, Nokia repurchased these notes at their principal amount plus accrued interest. All other changes in our Level 3 financial instruments that are measured at fair value on a recurring basis were immaterial during the periods presented.

PART II

Item 8

The following table reconciles the total Net Fair Value of assets above to the balance sheet presentation of these same assets in Note 4 – Investments.

(In millions)

June 30,	2014	2013

Net fair value of assets measured at fair value on a recurring basis	$92,164	$84,468
Cash	4,980	1,967
Common and preferred stock measured at fair value on a nonrecurring basis	520	395
Other investments measured at fair value on a nonrecurring basis	1,150	1,256
Less derivative net assets classified as other current assets	(38)	(213)
Other	(6)	(7)

Recorded basis of investment components (a)	$98,770	$87,866

(a)	Excludes held-to-maturity investments recorded at amortized cost and measured at fair value on a nonrecurring basis.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2014 and 2013, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2014	2013

Raw materials	$944	$328
Work in process	266	201
Finished goods	1,450	1,409

Total	$2,660	$1,938

NOTE 8 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2014	2013

Land	$541	$525
Buildings and improvements	8,867	7,326
Leasehold improvements	3,560	2,946
Computer equipment and software	11,430	9,242
Furniture and equipment	3,406	2,465

Total, at cost	27,804	22,504
Accumulated depreciation	(14,793)	(12,513)

Total, net	$13,011	$9,991

During fiscal years 2014, 2013, and 2012, depreciation expense was $3.4 billion, $2.6 billion, and $2.2 billion, respectively.

PART II

Item 8

NOTE 9 — BUSINESS COMBINATIONS

Nokia’s Devices and Services Business

On April 25, 2014, we completed the transaction to acquire substantially all of NDS for a total purchase price of $9.5 billion, including cash acquired of $1.5 billion (“the Acquisition”). The purchase price consisted primarily of cash of $7.1 billion and Nokia’s repurchase of convertible notes of $2.1 billion which was a non-cash transaction. The Acquisition is expected to accelerate the growth of our Devices and Consumer (“D&C”) business through faster innovation, synergies, and unified branding and marketing.

The purchase price allocation as of the date of the Acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available.

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Cash	$1,503
Accounts receivable (a)	754
Inventories	544
Other current assets	960
Property and equipment	981
Intangible assets	4,509
Goodwill (b)	5,458
Other	249
Current liabilities	(4,576)
Long-term liabilities	(917)

Total purchase price	$9,465

(a)	Gross accounts receivable is $901 million, of which $147 million is expected to be uncollectible.
(b)

Goodwill was assigned to our new Phone Hardware segment. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of NDS. Goodwill of $4.5 billion is expected to be deductible in Finland for tax purposes.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions)	Amount	Weighted Average Life

Technology-based	$2,493	9 years
Contract-based	1,500	9 years
Customer-related	359	3 years
Marketing-related (trade names)	157	2 years

Fair value of intangible assets acquired	$4,509	8 years

Our consolidated income statement for fiscal year 2014 includes revenue and operating loss of $2.0 billion and $692 million, respectively, attributable to NDS since the Acquisition.

PART II

Item 8

Following are the supplemental consolidated results of Microsoft Corporation on an unaudited pro forma basis, as if the Acquisition had been consummated on July 1, 2012:

(In millions, except per share amounts)

Year Ended June 30,	2014	2013

Revenue	$96,248	$93,243
Net income	$20,234	$20,153
Diluted earnings per share	$2.41	$2.38

These pro forma results were based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods. The pro forma results include adjustments primarily related to purchase accounting adjustments and the elimination of related party transactions between Microsoft and NDS. Acquisition costs and other non-recurring charges incurred are included in the earliest period presented.

During the fourth quarter of fiscal year 2014, we incurred $21 million of acquisition costs associated with the purchase of NDS. Acquisition costs are primarily comprised of transaction fees and direct acquisition costs, including legal, finance, consulting, and other professional fees. These costs are included in Integration and restructuring costs on our consolidated income statement for fiscal year 2014.

Certain concurrent transactions were recognized separately from the Acquisition. Prior to the Acquisition, we had joint strategic initiatives with Nokia; this contractual relationship was terminated in conjunction with the Acquisition. No gain or loss was recorded upon termination of this agreement, as it was determined to be at market value. In addition, we agreed to license Nokia’s mapping services and will pay Nokia separately for the services provided under a four-year license as they are rendered.

Yammer

On July 18, 2012, we acquired Yammer, Inc. (“Yammer”), a leading provider of enterprise social networks, for $1.1 billion in cash. Yammer will continue to develop its standalone service and will add an enterprise social networking service to Microsoft’s portfolio of complementary cloud-based services. The major classes of assets to which we allocated the purchase price were goodwill of $937 million and identifiable intangible assets of $178 million. We assigned the goodwill to Commercial Other under our current segment structure. Yammer was consolidated into our results of operations starting on the acquisition date.

Skype

On October 13, 2011, we acquired Skype Global S.á r.l. (“Skype”), a leading global provider of software applications and related Internet communications products based in Luxembourg, for $8.6 billion, primarily in cash. The major classes of assets and liabilities to which we allocated the purchase price were goodwill of $7.1 billion, identifiable intangible assets of $1.6 billion, and unearned revenue of $222 million. The goodwill recognized in connection with the acquisition is primarily attributable to our expectation of extending Skype’s brand and the reach of its networked platform, while enhancing Microsoft’s existing portfolio of real-time communications products and services. We assigned the goodwill to the following segments under our current segment structure: $5.6 billion to Commercial Licensing, $1.4 billion to Computing and Gaming Hardware, and $54 million to D&C Other. Skype was consolidated into our results of operations starting on the acquisition date.

PART II

Item 8

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions)		Weighted Average Life

Marketing-related (trade names)	$1,249	15 years
Technology-based	275	5 years
Customer-related	114	5 years
Contract-based	10	4 years

Total	$1,648	13 years

Other

During fiscal year 2014, we completed five additional acquisitions for total consideration of $140 million, all of which was paid in cash. These entities have been included in our consolidated results of operations since their respective acquisition dates.

With the exception of NDS, pro forma results of operations have not been presented because the effects of the business combinations described in this note, individually and in aggregate, were not material to our consolidated results of operations.

NOTE 10 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)		June 30, 2012	Acquisitions	Other	June 30, 2013	Acquisitions		Other	June 30, 2014

Devices and Consumer	Licensing	$866	$0	$0	$866	$0		$2	$868
	Hardware:
	Computing and Gaming Hardware	1,641	75	(27)	1,689	0		9	1,698
	Phone Hardware	0	0	0	0	5,458	(a)	(104)	5,354

	Total D&C Hardware	1,641	75	(27)	1,689	5,458		(95)	7,052
	Other	742	0	(4)	738	0		0	738

	Total Devices and Consumer	3,249	75	(31)	3,293	5,458		(93)	8,658

Commercial	Licensing	10,054	4	(7)	10,051	2		5	10,058
	Other	149	1,164	(2)	1,311	105		(5)	1,411

	Total Commercial	10,203	1,168	(9)	11,362	107		0	11,469

Total goodwill		$13,452	$1,243	$(40)	$14,655	$5,565		$(93)	$20,127

(a)	Goodwill acquired during fiscal year 2014 related to the acquisition of NDS. See Note 9 – Business Combinations for additional details.

The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill retroactive to the periods in which the acquisitions occurred.

PART II

Item 8

Any change in the goodwill amounts resulting from foreign currency translations are presented as “Other” in the above table. Also included in “Other” are business dispositions and transfers between business segments due to reorganizations, as applicable.

As discussed in Note 21 – Segment Information and Geographic Data, during the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. This resulted in a change in our operating segments and reporting units. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.

Goodwill Impairment

We test goodwill for impairment annually on May 1 at the reporting unit level using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital. We believe use of a discounted cash flow approach is the most reliable indicator of the fair values of the businesses.

No impairment of goodwill was identified as of May 1, 2014 or May 1, 2013. Upon completion of the fiscal year 2012 test, the goodwill of our OSD unit (in Devices and Consumer Other under our current segment structure) was determined to be impaired. The impairment was the result of the OSD unit experiencing slower than projected growth in search queries and search advertising revenue per query, slower growth in display revenue, and changes in the timing and implementation of certain initiatives designed to drive search and display revenue growth in the future. This goodwill impairment charge of $6.2 billion also represented our accumulated goodwill impairment as of June 30, 2014 and 2013.

NOTE 11 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Year Ended June 30,			2014			2013

Technology-based (a)	$6,440	$(2,615)	$3,825	$3,760	$(2,110)	$1,650
Marketing-related	1,518	(324)	1,194	1,348	(211)	1,137
Contract-based	2,266	(716)	1,550	823	(688)	135
Customer-related	732	(320)	412	380	(219)	161

Total	$10,956	$(3,975)	$6,981	$6,311	$(3,228)	$3,083

(a)	Technology-based intangible assets included $98 million and $218 million as of June 30, 2014 and 2013, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

We estimate that we have no significant residual value related to our intangible assets. No material impairments of intangible assets were identified during any of the periods presented.

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2014		2013

Technology-based	$2,841	9 years	$539	4 years
Marketing-related	174	2 years	39	7 years
Contract-based	1,500	9 years	0	*
Customer-related	363	3 years	89	6 years

Total	$4,878	8 years	$667	5 years

*	Not applicable

PART II

Item 8

The table above includes $4.5 billion related to the acquisition of NDS during fiscal year 2014. See Note 9 – Business Combination for additional details.

Intangible assets amortization expense was $845 million, $739 million, and $558 million for fiscal years 2014, 2013, and 2012, respectively. Amortization of capitalized software was $200 million, $210 million, and $117 million for fiscal years 2014, 2013, and 2012, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at June 30, 2014:

(In millions)

Year Ending June 30,

2015	$1,237
2016	1,075
2017	804
2018	661
2019	637
Thereafter	2,567

Total	$6,981

NOTE 12 — DEBT

As of June 30, 2014, we had $22.6 billion of issued and outstanding debt, comprising $2.0 billion of short-term debt and $20.6 billion of long-term debt. As of June 30, 2013, we had $15.6 billion of issued and outstanding long-term debt.

Short-term Debt

As of June 30, 2014, we had $2.0 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.12% and maturities ranging from 86 days to 91 days. The estimated fair value of this commercial paper approximates its carrying value.

We have a $5.0 billion credit facility that expires on November 14, 2018, which serves as a back-up for our commercial paper program. As of June 30, 2014, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreement. No amounts were drawn against the credit facility during any of the periods presented.

Long-term Debt

As of June 30, 2014, the total carrying value and estimated fair value of our long-term debt were $20.6 billion and $21.5 billion, respectively. This is compared to a carrying value and estimated fair value of our long-term debt, including the current portion, of $15.6 billion and $15.8 billion, respectively, as of June 30, 2013. These estimated fair values are based on Level 2 inputs.

PART II

Item 8

The components of our long-term debt and the associated interest rates were as follows as of June 30, 2014 and 2013:

Due Date	Face Value June 30, 2014		Face Value June 30, 2013	Stated Interest Rate	Effective Interest Rate

			(In millions)

Notes

September 27, 2013	$	*	$1,000	0.875%	1.000%
June 1, 2014		*	2,000	2.950%	3.049%
September 25, 2015		1,750	1,750	1.625%	1.795%
February 8, 2016		750	750	2.500%	2.642%
November 15, 2017		600	600	0.875%	1.084%
May 1, 2018		450	450	1.000%	1.106%
December 6, 2018 (a)		1,250	*	1.625%	1.824%
June 1, 2019		1,000	1,000	4.200%	4.379%
October 1, 2020		1,000	1,000	3.000%	3.137%
February 8, 2021		500	500	4.000%	4.082%
December 6, 2021 (b)		2,396	*	2.125%	2.233%
November 15, 2022		750	750	2.125%	2.239%
May 1, 2023		1,000	1,000	2.375%	2.465%
December 15, 2023 (a)		1,500	*	3.625%	3.726%
December 6, 2028 (b)		2,396	*	3.125%	3.218%
May 2, 2033 (c)		753	715	2.625%	2.690%
June 1, 2039		750	750	5.200%	5.240%
October 1, 2040		1,000	1,000	4.500%	4.567%
February 8, 2041		1,000	1,000	5.300%	5.361%
November 15, 2042		900	900	3.500%	3.571%
May 1, 2043		500	500	3.750%	3.829%
December 15, 2043 (a)		500	*	4.875%	4.918%

Total		$20,745	$15,665

(a)	In December 2013, we issued $3.3 billion of debt securities.
(b)	In December 2013, we issued €3.5 billion of debt securities.
(c)	In April 2013, we issued €550 million of debt securities.
*	Not applicable.

The notes in this table are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. Cash paid for interest on our debt for fiscal years 2014, 2013, and 2012 was $509 million, $371 million, and $344 million, respectively. As of June 30, 2014 and 2013, the aggregate unamortized discount for our long-term debt, including the current portion, was $100 million and $65 million, respectively.

PART II

Item 8

Debt Service

Maturities of our long-term debt for each of the next five years and thereafter are as follows:

(In millions)

Year Ending June 30,

2015	$0
2016	2,500
2017	0
2018	1,050
2019	2,250
Thereafter	14,945

Total	$20,745

NOTE 13 — INCOME TAXES

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2014	2013	2012

Current Taxes

U.S. federal	$3,738	$3,131	$2,235
U.S. state and local	266	332	153
Foreign	2,073	1,745	1,947

Current taxes	6,077	5,208	4,335

Deferred Taxes

Deferred taxes	(331)	(19)	954

Provision for income taxes	$5,746	$5,189	$5,289

U.S. and foreign components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2014	2013	2012

U.S.	$7,127	$6,674	$1,600
Foreign	20,693	20,378	20,667

Income before income taxes	$27,820	$27,052	$22,267

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2014	2013	2012

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(17.1)%	(17.5)%	(21.1)%
Goodwill impairment	0%	0%	9.7%
Other reconciling items, net	2.8%	1.7%	0.2%

Effective rate	20.7%	19.2%	23.8%

The reduction from the federal statutory rate from foreign earnings taxed at lower rates results from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and

PART II

Item 8

Puerto Rico. Our foreign earnings, which are taxed at rates lower than the U.S. rate and are generated from our regional operating centers, were 81%, 79%, and 79% of our foreign income before tax in fiscal years 2014, 2013, and 2012, respectively. In general, other reconciling items consist of interest, adjustments for intercompany transfer pricing, U.S. state income taxes, domestic production deductions, and credits. In fiscal years 2014, 2013, and 2012, there were no individually significant other reconciling items.

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2014	2013

Deferred Income Tax Assets

Stock-based compensation expense	$903	$888
Other expense items	1,112	917
Unearned revenue	520	445
Impaired investments	209	246
Loss carryforwards	922	715
Other revenue items	64	55

Deferred income tax assets	$3,730	$3,266
Less valuation allowance	(903)	(579)

Deferred income tax assets, net of valuation allowance	$2,827	$2,687

Deferred Income Tax Liabilities

Foreign earnings	$(1,140)	$(1,146)
Unrealized gain on investments	(1,911)	(1,012)
Depreciation and amortization	(470)	(604)
Other	(87)	(2)

Deferred income tax liabilities	$(3,608)	$(2,764)

Net deferred income tax assets (liabilities)	$(781)	$(77)

Reported As

Current deferred income tax assets	$1,941	$1,632
Other current liabilities	(125)	0
Other long-term assets	131	0
Long-term deferred income tax liabilities	(2,728)	(1,709)

Net deferred income tax assets (liabilities)	$(781)	$(77)

As of June 30, 2014, we had net operating loss carryforwards of $3.6 billion, including $2.2 billion of foreign net operating loss carryforwards acquired through our acquisition of Skype, and $545 million through our acquisition of NDS. The valuation allowance disclosed in the table above relates to the foreign net operating loss carryforwards and other net deferred tax assets that may not be realized.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

As of June 30, 2014, we have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $92.9 billion resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was approximately $29.6 billion at June 30, 2014.

Income taxes paid were $5.5 billion, $3.9 billion, and $3.5 billion in fiscal years 2014, 2013, and 2012, respectively.

PART II

Item 8

Uncertain Tax Positions

Unrecognized tax benefits as of June 30, 2014, 2013, and 2012, were $8.7 billion, $8.6 billion, and $7.2 billion, respectively. If recognized, these tax benefits would affect our effective tax rates for fiscal years 2014, 2013, and 2012, by $7.0 billion, $6.5 billion, and $6.2 billion, respectively.

As of June 30, 2014, 2013, and 2012, we had accrued interest expense related to uncertain tax positions of $1.5 billion, $1.3 billion, and $939 million, respectively, net of federal income tax benefits. Interest expense on unrecognized tax benefits was $235 million, $400 million, and $154 million in fiscal years 2014, 2013, and 2012, respectively.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

(In millions)

Year Ended June 30,	2014	2013	2012

Balance, beginning of year	$8,648	$7,202	$6,935
Decreases related to settlements	(583)	(30)	(16)
Increases for tax positions related to the current year	566	612	481
Increases for tax positions related to prior years	217	931	118
Decreases for tax positions related to prior years	(95)	(65)	(292)
Decreases due to lapsed statutes of limitations	(39)	(2)	(24)

Balance, end of year	$8,714	$8,648	$7,202

During the third quarter of fiscal year 2011, we reached a settlement of a portion of an I.R.S. audit of tax years 2004 to 2006, which reduced our income tax expense by $461 million. While we settled a portion of the I.R.S. audit, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of June 30, 2014, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2013.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2013, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

NOTE 14 — UNEARNED REVENUE

Unearned revenue by segment was as follows, with segments with significant balances shown separately:

(In millions)

June 30,	2014	2013

Commercial Licensing	$19,099	$18,460
Commercial Other	3,934	2,272
Rest of the segments	2,125	1,667

Total	$25,158	$22,399

PART II

Item 8

NOTE 15 — OTHER LONG-TERM LIABILITIES

(In millions)

June 30,	2014	2013

Tax contingencies and other tax liabilities	$10,510	$9,548
Other	1,084	452

Total	$11,594	$10,000

NOTE 16 — COMMITMENTS AND GUARANTEES

Construction and Operating Leases

We have committed $880 million for constructing new buildings, building improvements, and leasehold improvements as of June 30, 2014.

We have operating leases for most U.S. and international sales and support offices, research and development facilities, manufacturing facilities, and certain equipment. Rental expense for facilities operating leases was $874 million, $711 million, and $639 million, in fiscal years 2014, 2013, and 2012, respectively. Future minimum rental commitments under non-cancellable facilities operating leases in place as of June 30, 2014 are as follows:

(In millions)

Year Ending June 30,

2015	$878
2016	748
2017	671
2018	598
2019	456
Thereafter	1,063

Total	$4,414

Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. We evaluate estimated losses for these indemnifications, and we consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered significant costs as a result of these obligations and have not accrued any liabilities related to these indemnifications in our consolidated financial statements.

NOTE 17 — CONTINGENCIES

Antitrust, Unfair Competition, and Overcharge Class Actions

A large number of antitrust and unfair competition class action lawsuits were filed against us in various state, federal, and Canadian courts on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products between 1999 and 2005.

We obtained dismissals or reached settlements of all claims made in the United States. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-

PART II

Item 8

thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. We estimate the total remaining cost of the settlements is approximately $400 million, all of which had been accrued as of June 30, 2014.

Three similar cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. The plaintiffs successfully appealed a British Columbia Court of Appeal decision reversing class certification and dismissing the case. In October 2013, the Canadian Supreme Court reversed the appellate court and reinstated part of the British Columbia case, which is now scheduled for trial in September 2015. The other two cases were inactive pending action by the Supreme Court on the British Columbia case.

Other Antitrust Litigation and Claims

Novell litigation

In November 2004, Novell, Inc. (“Novell”) filed a complaint in U.S. District Court for the District of Utah (later transferred to federal court in Maryland), asserting antitrust and unfair competition claims against us related to Novell’s ownership of WordPerfect and other productivity applications during the period between June 1994 and March 1996. After the trial court dismissed or granted summary judgment on a number of Novell’s claims, trial of the one remaining claim took place in late 2011 and resulted in a mistrial. In July 2012, the trial court granted Microsoft’s motion for judgment as a matter of law. Novell appealed this decision to the U.S. Court of Appeals for the Tenth Circuit, which affirmed the trial court’s decision in September 2013. The Supreme Court denied Novell’s petition for review in April 2014.

Go Computer litigation

In June 2005, GO Computer Inc. and co-founder Jerry Kaplan filed a complaint in California state court asserting antitrust claims under the Cartwright Act related to the business of the former GO Corporation in the early 1990s and its successor in interest, Lucent Corporation in the early 2000s. All claims prior to June 2001 have been dismissed with prejudice as barred by the statute of limitations. After a mini-trial on standing issues, the case is now moving forward with discovery, and a trial is set for September 2015.

China State Administration for Industry and Commerce investigation

On July 28, 2014, Microsoft was informed that China’s State Administration for Industry and Commerce (SAIC) had begun a formal investigation relating to China’s Anti-Monopoly Law, and the SAIC conducted onsite inspections of Microsoft offices in Beijing, Shanghai, Guangzhou, and Chengdu. SAIC has stated the investigation relates to compatibility, bundle sales, and file verification issues related to Windows and Office software.

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

PART II

Item 8

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

U.S. District Court

The Seattle District Court case filed in October 2010 by Microsoft as a companion to Microsoft’s ITC case against Motorola was stayed pending the outcome of the ITC case.

In November 2010, Microsoft sued Motorola for breach of contract in U.S. District Court in Seattle, alleging that Motorola breached its commitments to standards-setting organizations to license to Microsoft certain patents on reasonable and non-discriminatory (“RAND”) terms and conditions. Motorola has declared these patents essential to the implementation of the H.264 video standard and the 802.11 Wi-Fi standard. In the Motorola ITC case described above and in suits described below, Motorola or a Motorola affiliate subsequently sued Microsoft on those patents in U.S. District Courts, in the ITC, and in Germany. In February 2012, the Seattle District Court granted a partial summary judgment in favor of Microsoft ruling that (1) Motorola had committed to standards organizations to license its declared-essential patents on RAND terms and conditions; and (2) Microsoft is a third-party beneficiary of those commitments. After trial, the Seattle District Court set per unit royalties for Motorola’s H.264 and 802.11 patents, which resulted in an immaterial Microsoft liability. In September 2013, following trial of Microsoft’s breach of contract claim, a jury awarded $14.5 million in damages to Microsoft. Motorola appealed.

Cases filed by Motorola in Wisconsin, California, and Florida, with the exception of one currently stayed case in Wisconsin (a companion case to Motorola’s ITC action), have been transferred to the U.S District Court in Seattle. Motorola and Microsoft both seek damages as well as injunctive relief. The court has stayed these cases on agreement of the parties.

•

In the transferred cases, Motorola asserts 15 patents are infringed by a range of Microsoft products including mobile and PC operating system, productivity, server, communication, browser and gaming products.

•

In the Motorola action originally filed in California, Motorola asserts Microsoft violated antitrust laws in connection with Microsoft’s assertion of patents against Motorola that Microsoft agreed to license to certain qualifying entities on RAND terms and conditions.

•	In counterclaims, Microsoft asserts 14 patents are infringed by Motorola Android devices and certain Motorola digital video recorders.

Germany

In July 2011, Motorola filed patent infringement actions in Germany against Microsoft and several Microsoft subsidiaries.

•

Motorola asserts two patents (one now expired) are essential to implementation of the H.264 video standard, and Motorola alleges that H.264 capable products including Xbox 360, Windows 7, Media Player, and Internet Explorer infringe those patents. In May 2012, the court issued an injunction relating to all H.264 capable Microsoft products in Germany, which Microsoft appealed. Orders in the litigation pending in Seattle, Washington described above enjoin Motorola from enforcing the German injunction.

•

Motorola asserts that one patent covers certain syncing functionality in the ActiveSync protocol employed by Windows Phone 7, Outlook Mobile, Hotmail Mobile, Exchange Online, Exchange Server, and Hotmail Server. In April 2013, the court stayed the case pending the outcome of parallel proceedings in which Microsoft is seeking to invalidate the patent. In November 2013, the Federal Patent Court invalidated the originally issued patent claims, but ruled that certain new amended claims were patentable. Both Motorola and Microsoft appealed. In June 2014, the court reopened infringement proceedings and scheduled a hearing in November 2014.

•	Microsoft may be able to mitigate the adverse impact of any injunction by altering its products to avoid Motorola’s infringement claims.

•	Any damages would be determined in separate proceedings.

PART II

Item 8

In lawsuits Microsoft filed in Germany in 2011 and 2012, Microsoft asserts that Motorola Android devices infringe Microsoft patents and is seeking damages and injunctions. In 2012, regional courts in Germany issued injunctions on three of the Microsoft patents, which Motorola appealed. One judgment has been affirmed on appeal (and Motorola has further appealed), and the other two appeals are pending. In actions filed separately by Motorola to invalidate these patents, the Federal Patent Court in 2013 and 2014 held the Microsoft patents invalid, and Microsoft appealed. For the cases in which Microsoft obtained injunctions, if Motorola were to prevail following all appeals, Motorola could have a claim against Microsoft for damages caused by an erroneously granted injunction.

United Kingdom

In December 2011, Microsoft filed an action against Motorola in the High Court of Justice, Chancery Division, Patents Court, in London, England, seeking to revoke the UK part of the European patent asserted by Motorola in Germany against the ActiveSync protocol. In February 2012, Motorola counterclaimed alleging infringement of the patent and seeking damages and an injunction. In December 2012, the court ruled that Motorola’s patent is invalid. The court also ruled that the patent, even if valid, would be licensed under the grant-back clause in Google’s ActiveSync license. Motorola appealed and the appeals court affirmed the lower court’s ruling in Microsoft’s favor in November 2013. Motorola has exhausted all appeals and the rulings in Microsoft’s favor are final.

IPCom patent litigation

IPCom GmbH & Co. is a German company that holds a large portfolio of mobile technology related patents spanning about 170 patent families and addressing a broad range of cellular technologies. IPCom has asserted 19 of these patents in litigation against Nokia and many of the leading cell phone companies and operators. Three of the infringement suits against Nokia (now assumed by Microsoft through the NDS acquisition) are still pending in courts in Germany, England, and Italy. These courts have held a number of IPCom’s patents were invalid or not infringed. We continue to contest the validity or infringement of the patents remaining in dispute.

Interdigital patent litigation

InterDigital Technology Corporation and InterDigital Communications Corporation (collectively, “IDT”) filed four patent infringement cases against Nokia in the ITC and in U.S. District Court for the District of Delaware between 2007 and 2013. We are being substituted for Nokia in these cases. Each case includes other co-defendants because most of the patents at issue allegedly relate to 3G and 4G wireless communications standards essential functionality. The suite of cases include three ITC investigations where IDT is seeking an order excluding importation of 3G and 4G phones into the U.S. and one active case in U.S. District Court in Delaware seeking an injunction and damages.

European copyright levies

We have assumed from Nokia all potential liability due to Nokia’s alleged failure to pay “private copying levies” in various European countries based upon sale of memory cards and mobile phones that incorporate blank memory. The levies are based upon a 2001 EU Directive establishing a right for end users to make copies of copyrighted works for personal or private use, but also allowing the collection of levies based upon sales of blank media or recording devices to compensate copyright holders for private copying. Various collecting societies in EU countries initiated litigation against Nokia, stating that Nokia must pay levies not only based upon sales of blank memory cards, but also phones that include blank memory for data storage on the phones, regardless of actual usage of that memory. The most significant cases against Nokia are pending in Germany and Austria, due to both high volume of sales and high levy amounts sought in these countries. We are litigating against certain collecting societies on the basis that the levy schemes exceed what the EU Directive and European Court of Justice decisions permit.

Other patent and intellectual property claims

In addition to these cases, there are approximately 90 other patent infringement cases pending against Microsoft.

PART II

Item 8

Product-Related Litigation

U.S. cell phone litigation

Nokia, along with other handset manufacturers and network operators, is a defendant in 19 lawsuits filed in the Superior Court for the District of Columbia by individual plaintiffs who allege that radio emissions from cellular handsets caused their brain tumors and other adverse health effects. We have assumed responsibility for these claims as part of the NDS acquisition. Nine of these cases were filed in 2002 and are consolidated for certain pre-trial proceedings; the remaining ten cases are stayed. In a separate 2009 decision, the Court of Appeals for the District of Columbia held that adverse health effect claims arising from the use of cellular handsets that operate within the U.S. Federal Communications Commission radio frequency emission guidelines (“FCC Guidelines”) are pre-empted by federal law. The plaintiffs allege that their handsets either operated outside the FCC Guidelines or were manufactured before the FCC Guidelines went into effect. The lawsuits also allege an industry-wide conspiracy to manipulate the science and testing around emission guidelines. In September 2013, defendants in the consolidated cases moved to exclude plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. The motion was heard in December 2013 and January 2014. In March 2014, defendants filed a separate motion to preclude plaintiffs’ general causation testimony on the ground that it is pre-empted by federal law because the experts challenge the safety of all cellular handsets, including those that comply with the FCC Guidelines. Both motions are pending.

Canadian cell phone class action

Nokia, along with other handset manufacturers and network operators, is a defendant in a 2013 class action lawsuit filed in the Supreme Court of British Columbia by a purported class of Canadians who have used cellular phones for at least 1600 hours, including a subclass of users with brain tumors. Microsoft was served with the complaint in June 2014. The litigation is not yet active as several defendants remain to be served.

Other

We also are subject to a variety of other claims and suits that arise from time to time in the ordinary course of our business. Although management currently believes that resolving claims against us, individually or in aggregate, will not have a material adverse impact on our consolidated financial statements, these matters are subject to inherent uncertainties and management’s view of these matters may change in the future.

As of June 30, 2014, we had accrued aggregate liabilities of $780 million in other current liabilities and $81 million in other long-term liabilities for all of our legal matters that were contingencies as of that date. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $2.0 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable. Substantially all changes from the prior quarter in these accruals and estimates are attributable to matters involving Nokia that we assumed as a result of the NDS acquisition.

NOTE 18 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2014	2013	2012

Balance, beginning of year	8,328	8,381	8,376
Issued	86	105	147
Repurchased	(175)	(158)	(142)

Balance, end of year	8,239	8,328	8,381

PART II

Item 8

Share Repurchases

On September 16, 2013, our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. This new share repurchase program replaced the share repurchase program that was announced on September 22, 2008 and expired on September 30, 2013. As of June 30, 2014, $35.1 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

We repurchased the following shares of common stock under the above-described repurchase plans:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,	2014 (a)		2013 (b)		2012 (b)

First quarter	47	$1,500	33	$1,000	38	$1,000
Second quarter	53	2,000	58	1,607	39	1,000
Third quarter	47	1,791	36	1,000	31	1,000
Fourth quarter	28	1,118	31	1,000	34	1,000

Total	175	$6,409	158	$4,607	142	$4,000

(a)

Of the 175 million shares repurchased in fiscal year 2014, 128 million shares were repurchased for $4.9 billion under the share repurchase program approved by our Board of Directors on September 16, 2013 and 47 million shares were repurchased for $1.5 billion under the share repurchase program that was announced on September 22, 2008 and expired on September 30, 2013.

(b)	All shares repurchased in fiscal years 2013 and 2012 were repurchased under the repurchase plan that was announced on September 22, 2008 and expired on September 30, 2013.

The above table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

Dividends

In fiscal year 2014, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

(In millions)

September 16, 2013	$ 0.28	November 21, 2013	$ 2,332	December 12, 2013
November 19, 2013	$ 0.28	February 20, 2014	$ 2,322	March 13, 2014
March 11, 2014	$ 0.28	May 15, 2014	$ 2,309	June 12, 2014
June 10, 2014	$ 0.28	August 21, 2014	$ 2,307	September 11, 2014

The dividend declared on June 10, 2014 will be paid after the filing date of this Form 10-K and was included in other current liabilities as of June 30, 2014.

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

The dividend declared on June 12, 2013 was included in other current liabilities as of June 30, 2013.

PART II

Item 8

NOTE 19 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)

Year Ended June 30,	2014	2013	2012

Derivatives

Accumulated other comprehensive income (loss) balance, beginning of period	$66	$92	$(163)
Unrealized gains (losses), net of tax effects of $2, $54 and $127	63	101	236
Reclassification adjustments for losses (gains) included in revenue	(104)	(195)	29
Tax expense (benefit) included in provision for income taxes	6	68	(10)

Amounts reclassified from accumulated other comprehensive income	(98)	(127)	19

Net current period other comprehensive income (loss)	(35)	(26)	255

Accumulated other comprehensive income balance, end of period	$31	$66	$92

Investments

Accumulated other comprehensive income balance, beginning of period	$1,794	$1,431	$1,821
Unrealized gains (losses), net of tax effects of $1,067, $244 and $(93)	2,053	453	(172)
Reclassification adjustments for gains included in other income (expense)	(447)	(139)	(335)
Tax expense included in provision for income taxes	131	49	117

Amounts reclassified from accumulated other comprehensive income	(316)	(90)	(218)

Net current period other comprehensive income (loss)	1,737	363	(390)

Accumulated other comprehensive income balance, end of period	$3,531	$1,794	$1,431

Translation Adjustments and Other

Accumulated other comprehensive income (loss) balance, beginning of period	$(117)	$(101)	$205
Translation adjustments and other, net of tax effects of $12, $(8) and $(165)	263	(16)	(306)

Accumulated other comprehensive loss balance, end of period	$146	$(117)	$(101)

Accumulated other comprehensive income, end of period	$3,708	$1,743	$1,422

NOTE 20 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to directors and employees. At June 30, 2014, an aggregate of 346 million shares were authorized for future grant under our stock plans, covering stock options, stock awards, and leadership stock awards. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy exercises and vesting of awards granted under all of our stock plans.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2014	2013	2012

Stock-based compensation expense	$2,446	$2,406	$2,244
Income tax benefits related to stock-based compensation	$830	$842	$785

Stock Plans

Stock awards

Stock awards (“SAs”) are grants that entitle the holder to shares of Microsoft common stock as the award vests. SAs generally vest over a four or five-year period.

PART II

Item 8

Executive incentive plan

Under the Executive Incentive Plan (“EIP”), the Compensation Committee awards performance-based compensation comprising both cash and SAs to executive officers and certain senior executives. For executive officers, their awards are based on an aggregate incentive pool equal to a percentage of consolidated operating income. For fiscal years 2014, 2013, and 2012, the pool was 0.44%, 0.35%, and 0.30% of operating income, respectively. The SAs vest ratably in August of each of the four years following the grant date. The final cash awards will be determined after each performance period based on individual and business performance.

Activity for all stock plans

The fair value of each award was estimated on the date of grant using the following assumptions:

Year Ended June 30,	2014	2013	2012

Dividends per share (quarterly amounts)	$0.23 - $ 0.28	$0.20 - $ 0.23	$0.16 - $ 0.20
Interest rates range	1.3% - 1.8%	0.6% - 1.1%	0.7% - 1.7%

During fiscal year 2014, the following activity occurred under our stock plans:

Shares		Weighted Average Grant-Date Fair Value

(In millions)

Stock Awards

Nonvested balance, beginning of year	273	$25.50
Granted (a)	103	$31.50
Vested	(93)	$25.12
Forfeited	(24)	$27.01

Nonvested balance, end of year	259	$27.88

(a)	Includes four million shares in stock replacement awards related to the acquisition of NDS. The weighted average grant-date fair value was $37.64.

As of June 30, 2014, there was approximately $5.2 billion of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 3 years.

During fiscal years 2013 and 2012, the following activity occurred under our stock plans:

(In millions, except fair values)	2013	2012

Stock Awards

Awards granted	104	110
Weighted average grant-date fair value	$28.37	$24.60

Total vest-date fair value of stock awards vested was $3.2 billion, $2.8 billion, and $2.4 billion, for fiscal years 2014, 2013, and 2012, respectively.

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

(Shares in millions)

Year Ended June 30,	2014	2013	2012

Shares purchased	18	20	20
Average price per share	$33.60	$26.81	$25.03

At June 30, 2014, 173 million shares of our common stock were reserved for future issuance through the Plan.

Savings Plan

We have a savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute up to 75% of their salary, but not more than statutory limits. We contribute fifty cents for each dollar of the first 6% a participant contributes in this plan, with a maximum contribution of the lesser of 3% of a participant’s earnings or 3% of the IRS compensation limit for the given year. Matching contributions for all plans were $420 million, $393 million, and $373 million in fiscal years 2014, 2013, and 2012, respectively, and were expensed as contributed. Matching contributions are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the U.S. plan include Microsoft common stock, but neither participant nor our matching contributions are required to be invested in Microsoft common stock.

NOTE 21 — SEGMENT INFORMATION AND GEOGRAPHIC DATA

In its operation of the business, management, including our chief operating decision maker, the company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segment information in this note is reported on that basis.

During the first quarter of fiscal year 2014, we changed our organizational structure as part of our transformation to a devices and services company. As a result, information that our chief operating decision maker regularly reviews for purposes of allocating resources and assessing performance changed. Therefore, beginning in fiscal year 2014, we reported our financial performance based on our new segments; D&C Licensing, D&C Hardware, D&C Other, Commercial Licensing, and Commercial Other. We have recast certain prior period amounts to conform to the way we internally managed and monitored segment performance during fiscal year 2014.

On April 25, 2014, we acquired substantially all of NDS. See Note 9 – Business Combinations for additional details. NDS has been included in our consolidated results of operations starting on the acquisition date. We report the financial performance of the acquired business in our new Phone Hardware segment. Prior to the acquisition of NDS, financial results associated with our joint strategic initiatives with Nokia were reflected in our D&C Licensing segment. The contractual relationship with Nokia related to those initiatives terminated in conjunction with the acquisition. With the creation of the new Phone Hardware segment, the D&C Hardware segment was renamed Computing and Gaming Hardware in the fourth quarter of fiscal year 2014.

Our reportable segments are described below.

PART II

Item 8

Devices and Consumer

Our D&C segments develop, manufacture, market, and support products and services designed to entertain and connect people, increase personal productivity, help people simplify tasks and make more informed decisions online, and help advertisers connect with audiences. Our D&C segments are:

•

D&C Licensing, comprising: Windows, including all OEM licensing (“Windows OEM”) and other non-volume licensing and academic volume licensing of the Windows operating system and related software; non-volume licensing of Microsoft Office, comprising the core Office product set, for consumers (“Office Consumer”); Windows Phone operating system, including related patent licensing; and certain other patent licensing revenue;

•

Computing and Gaming Hardware, comprising: Xbox gaming and entertainment consoles and accessories, second-party and third-party video game royalties, and Xbox Live subscriptions (“Xbox Platform”); Surface devices and accessories; and Microsoft PC accessories;

•	Phone Hardware, comprising: Lumia Smartphones and other non-Lumia phones, beginning with the acquisition of NDS; and

•

D&C Other, comprising: Resale, including Windows Store, Xbox Live transactions, and Windows Phone Store; search advertising; display advertising; Office 365 Consumer, comprising Office 365 Home and Office 365 Personal; Studios, comprising first-party video games; our retail stores; and certain other consumer products and services not included in the categories above.

Commercial

Our Commercial segments develop, market, and support software and services designed to increase individual, team, and organizational productivity and efficiency, including simplifying everyday tasks through seamless operations across the user’s hardware and software. Our Commercial segments are:

•

Commercial Licensing, comprising: server products, including Windows Server, Microsoft SQL Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); Windows Embedded; volume licensing of the Windows operating system, excluding academic (“Windows Commercial”); Microsoft Office for business, including Office, Exchange, SharePoint, Lync, and related CALs (“Office Commercial”); Microsoft Dynamics business solutions, excluding Dynamics CRM Online; and Skype; and

•

Commercial Other, comprising: Enterprise Services, including Premier Support Services and Microsoft Consulting Services; Commercial Cloud, comprising Office 365 Commercial, other Microsoft Office online offerings, Dynamics CRM Online, and Microsoft Azure; and certain other commercial products and online services not included in the categories above.

Revenue and cost of revenue are generally directly attributed to our segments. Certain revenue contracts are allocated among the segments based on the relative value of the underlying products and services. Cost of revenue is directly charged to our hardware segments. For the remaining segments, cost of revenue is directly charged in most cases and allocated in certain cases, generally using a relative revenue methodology.

We do not allocate operating expenses to our segments. Rather, we allocate them to our two segment groups, Devices and Consumer and Commercial. Due to the integrated structure of our business, allocations of expenses are made in certain cases to incent cross-collaboration among our segment groups so that a segment group is not solely burdened by the cost of a mutually beneficial activity as we seek to deliver seamless experiences across devices, whether on-premises or in the cloud.

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

PART II

Item 8

•	General and administrative expenses are primarily allocated based on relative gross margin.

Certain corporate-level activity is not allocated to our segment groups, including costs of: legal, including expenses, settlements, and fines; information technology; human resources; finance; excise taxes; and integration and restructuring costs.

Segment revenue and gross margin were as follows during the periods presented:

(In millions)

Year Ended June 30,		2014	2013	2012

Revenue

Devices and Consumer	Licensing	$18,803	$19,021	$19,495
	Hardware:
	Computing and Gaming Hardware	9,628	6,461	6,740
	Phone Hardware	1,985	0	0

	Total D&C Hardware	11,613	6,461	6,740
	Other	7,258	6,618	6,203

	Total Devices and Consumer	37,674	32,100	32,438

Commercial	Licensing	42,027	39,686	37,126
	Other	7,547	5,660	4,644

	Total Commercial	49,574	45,346	41,770
Corporate and Other		(415)	403	(485)

Total revenue		$86,833	$77,849	$73,723

(In millions)

Year Ended June 30,		2014	2013	2012

Gross margin

Devices and Consumer	Licensing	$17,216	$17,044	$17,240
	Hardware:
	Computing and Gaming Hardware	893	956	2,495
	Phone Hardware	54	0	0

	Total D&C Hardware	947	956	2,495
	Other	1,770	2,046	1,998

	Total Devices and Consumer	19,933	20,046	21,733

Commercial	Licensing	38,604	36,261	34,463
	Other	1,856	921	579

	Total Commercial	40,460	37,182	35,042
Corporate and Other		(494)	372	(582)

Total gross margin		$59,899	$57,600	$56,193

Following is operating expenses by segment group. As discussed above, we do not allocate operating expenses below cost of revenue to our segments.

(In millions)

Year Ended June 30,	2014	2013	2012

Devices and Consumer	$11,219	$10,625	$15,682
Commercial	16,993	16,050	15,064
Corporate and Other	3,928	4,161	3,684

Total operating expenses	$32,140	$30,836	$34,430

PART II

Item 8

Following is operating income (loss) by segment group.

(In millions)

Year Ended June 30,	2014	2013	2012

Devices and Consumer	$8,714	$9,421	$6,051
Commercial	23,467	21,132	19,978
Corporate and Other	(4,422)	(3,789)	(4,266)

Total operating income	$27,759	$26,764	$21,763

Corporate and Other operating income includes adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Corporate and Other activity was as follows:

(In millions)

Year Ended June 30,	2014	2013	2012

Corporate (a)	$(3,888)	$(4,236)	$(3,671)
Other (adjustments to U.S. GAAP):
Revenue reconciling amounts (b)	(415)	403	(485)
Cost of revenue reconciling amounts	(79)	(31)	(97)
Operating expenses reconciling amounts	(40)	75	(13)

Total Corporate and Other	$(4,422)	$(3,789)	$(4,266)

(a)	Corporate is presented on the basis of our internal accounting policies and excludes the adjustments to U.S. GAAP that are presented separately in those line items.
(b)

Revenue reconciling amounts for fiscal year 2014 included a net $349 million of revenue deferrals related to sales of certain devices bundled with other products and services (“Bundled Offerings”). Revenue reconciling amounts for fiscal years 2012 and 2013 included the deferral and subsequent recognition, respectively, of $540 million of revenue related to the Windows Upgrade Offer.

No sales to an individual customer or country other than the United States accounted for more than 10% of fiscal year 2014, 2013, or 2012 revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)

Year Ended June 30,	2014	2013	2012

United States (a)	$43,474	$41,344	$38,846
Other countries	43,359	36,505	34,877

Total	$86,833	$77,849	$73,723

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART II

Item 8

Revenue from external customers, classified by significant product and service offerings were as follows:

(In millions)

Year Ended June 30,	2014	2013	2012

Microsoft Office system	$24,323	$22,995	$22,299
Windows PC operating system	16,856	17,529	17,320
Server products and tools	17,055	15,408	14,232
Xbox Platform	8,643	7,100	8,045
Consulting and product support services	4,767	4,372	3,976
Advertising	4,016	3,387	3,181
Phone	3,073	615	162
Surface	1,883	853	0
Other	6,217	5,590	4,508

Total	$86,833	$77,849	$73,723

Our total Commercial Cloud revenue was $2.8 billion, $1.3 billion, and $0.7 billion in fiscal years 2014, 2013, and 2012, respectively. These amounts are included in their respective product categories in the table above.

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

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2014	2013	2012

United States	$17,653	$16,615	$14,081
Finland	9,840	12	8
Luxembourg	6,913	6,943	6,975
Other countries	5,713	4,159	3,827

Total	$40,119	$27,729	$24,891

NOTE 22 — QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share amounts)

Quarter Ended	September 30	December 31	March 31		June 30	(a)	Total	(a)

Fiscal Year 2014

Revenue	$ 18,529	$ 24,519	$ 20,403		$ 23,382		$ 86,833
Gross margin	13,415	16,235	14,462		15,787		59,899
Net income	5,244	6,558	5,660		4,612	(b)	22,074	(b)
Basic earnings per share	0.63	0.79	0.68		0.56		2.66
Diluted earnings per share	0.62	0.78	0.68		0.55	(b)	2.63	(b)

Fiscal Year 2013

Revenue	$ 16,008	$ 21,456	$ 20,489		$ 19,896		$ 77,849
Gross margin	11,840	15,764	15,702		14,294		57,600
Net income	4,466	6,377	6,055	(c)	4,965	(d)	21,863	(e)
Basic earnings per share	0.53	0.76	0.72		0.59		2.61
Diluted earnings per share	0.53	0.76	0.72	(c)	0.59	(d)	2.58	(e)

(a)	NDS has been included in our consolidated results of operations starting on April 25, 2014, the date of acquisition.
(b)

Includes a tax provision adjustment recorded in the fourth quarter of fiscal year 2014 related to adjustments to prior years’ liabilities for intercompany transfer pricing which decreased net income by $458 million and diluted earnings per share by $0.05.

PART II

Item 8

(c)	Includes a charge related to a fine imposed by the European Commission in March 2013 which decreased net income by $733 million (€561 million) and diluted earnings per share by $0.09.
(d)	Includes a charge for Surface RT inventory adjustments recorded in the fourth quarter of fiscal year 2013, which decreased net income by $596 million and diluted earnings per share by $0.07.
(e)

Includes a charge related to a fine imposed by the European Commission in March 2013 which decreased net income by $733 million (€561 million) and diluted earnings per share by $0.09. Also includes a charge for Surface RT inventory adjustments recorded in the fourth quarter of fiscal year 2013, which decreased net income by $596 million and diluted earnings per share by $0.07.

NOTE 23 — SUBSEQUENT EVENT

On July 17, 2014, we announced a restructuring plan to simplify our organization and align the recently acquired NDS business with our company’s overall strategy. We will eliminate up to 18,000 positions over the next year, including 12,500 professional and factory positions related to the acquisition of NDS. We expect to incur pre-tax charges of approximately $1.1 billion to $1.6 billion in fiscal year 2015.

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2014 and 2013, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2014. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2014 and 2013, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2014, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 31, 2014, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 31, 2014

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Our assessment of, and conclusion on, the effectiveness of internal control over financial reporting did not include the internal controls of Nokia Corporation’s Devices and Services business, acquired on April 25, 2014, which is included in our 2014 consolidated financial statements and represented approximately 9% of our total assets as of June 30, 2014, and 2% of our total revenues for the year ended June 30, 2014. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2014. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2014; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2014, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. As described in the Report of Management on Internal Control over Financial Reporting, management excluded from its assessment the internal control over financial reporting at Nokia Corporation’s Devices and Services business, acquired on April 25, 2014 and whose financial statements constitute 9% of total assets as of June 30, 2014 and 2% of total revenues for the year ended June 30, 2014. Accordingly, our audit did not include the internal control over financial reporting at Nokia Corporation’s Devices and Services business. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2014, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2014, of the Company and our report dated July 31, 2014, expressed an unqualified opinion on those financial statements.

/S/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 31, 2014

PART II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

Effective July 1, 2014, we amended our Bylaws to establish the size of the Board of Directors as a range of 5 to 14 members, and to designate the chief executive officer as the sole officer with authority to appoint corporate officers. The amended Bylaws are filed as Exhibit 3.2 to this Report.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our director nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held December 3, 2014 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board committees” in the Proxy Statement. That information is incorporated herein by reference.

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

ITEM 15. EXHIBITS, FINANCIAL STATEMENT SCHEDULES

(a)	Financial Statements and Schedules

The financial statements are set forth under Item 8 of this Form 10-K, as indexed below. Financial statement schedules have been omitted since they either are not required, not applicable, or the information is otherwise included.

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		10-Q	12/31/09	3.1	1/28/10

3.2	Bylaws of Microsoft Corporation	X

4.1	Form of Indenture between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		3-ASR		4.1	11/20/08

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/09

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.5	9/27/10

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.6	2/8/11

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.7	11/7/12

4.8	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013 between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	5/1/13

4.9	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	5/1/13

4.10	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	12/6/13

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.11	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	12/6/13

10.1*	Microsoft Corporation 2001 Stock Plan		10-Q	12/31/11	10.1	1/19/12

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		8-K		10.3	11/15/04

10.4*	Microsoft Corporation Employee Stock Purchase Plan		10-K	6/30/12	10.4	7/26/12

10.5*	Microsoft Corporation Deferred Compensation Plan		10-Q	3/31/12	10.5	4/19/12

10.7*	Form of Stock Award Agreement for Non-Employee Directors under the Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.9	9/1/04

10.10*	Form of Stock Option Agreement under the Microsoft Corporation 2001 Stock Plan		10-K	6/30/04	10.12	9/1/04

10.11*	Form of Stock Option Agreement for Non-Employee Directors under the 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.13	9/1/04

10.12	2009 Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee		10-K	6/30/10	10.12	7/30/10

10.13	Amended and Restated 2003 Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee		10-K	6/30/10	10.13	7/30/10

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		S-8		99.2	2/28/06

10.17*	Executive Officer Incentive Plan		8-K		10.17	9/23/13

10.18*	Form of Executive Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		8-K		10.20	9/23/13

10.19*	Resignation Agreement and Full and Final Release of Claims between Microsoft Corporation and Steven Sinofsky		10-K	6/30/13	10.19	7/30/13

10.21	Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan (Service-Based)		8-K		10.21	9/23/13

10.22	Senior Executive Severance Benefit Plan		8-K		10.22	9/26/13

PART IV

Item 15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

12	Computation of Ratio of Earnings to Fixed Charges	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	Indicates a management contract or compensatory plan or arrangement
**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 31, 2014.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 31, 2014.

Signature	Title

/S/ JOHN W. THOMPSON John W. Thompson	Chairman

/S/ SATYA NADELLA Satya Nadella	Director and Chief Executive Officer

/S/ STEVEN A. BALLMER Steven A. Ballmer	Director

/S/ DINA DUBLON Dina Dublon	Director

/S/ WILLIAM H. GATES III William H. Gates III	Director

/S/ MARIA M. KLAWE Maria M. Klawe	Director

/S/ DAVID F. MARQUARDT David F. Marquardt	Director

/S/ G. MASON MORFIT G. Mason Morfit	Director

/S/ CHARLES H. NOSKI Charles H. Noski	Director

/S/ HELMUT PANKE Helmut Panke	Director

/S/ AMY E. HOOD Amy E. Hood	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ FRANK H. BROD Frank H. Brod	Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)