Form 10-Q
period 2014-09-30
MICROSOFT CORP
filed 2014-10-23
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2014

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer,” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 16, 2014

Common Stock, $0.00000625 par value per share	8,242,852,827 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2014

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2014	2013

Revenue	$23,201	$18,529
Cost of revenue	8,273	5,145

Gross margin	14,928	13,384
Research and development	3,065	2,767
Sales and marketing	3,728	3,304
General and administrative	1,151	979
Integration and restructuring	1,140	0

Operating income	5,844	6,334
Other income, net	52	74

Income before income taxes	5,896	6,408
Provision for income taxes	1,356	1,164

Net income	$4,540	$5,244

Earnings per share:
Basic	$0.55	$0.63
Diluted	$0.54	$0.62

Weighted average shares outstanding:
Basic	8,249	8,339
Diluted	8,351	8,434

Cash dividends declared per common share	$0.31	$0.28

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2014	2013

Net income	$4,540	$5,244
Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $4 and $(3))	319	(26)
Net unrealized gains (losses) on investments (net of tax effects of $(102) and $492)	(189)	952
Translation adjustments and other (net of tax effects of $(47) and $33)	(81)	62

Other comprehensive income	49	988

Comprehensive income	$4,589	$6,232

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

September 30, 2014		June 30, 2014

Assets
Current assets:
Cash and cash equivalents	$6,302	$8,669
Short-term investments (including securities loaned of $180 and $541)	82,891	77,040

Total cash, cash equivalents, and short-term investments	89,193	85,709
Accounts receivable, net of allowance for doubtful accounts of $269 and $301	12,887	19,544
Inventories	3,141	2,660
Deferred income taxes	1,784	1,941
Other	5,434	4,392

Total current assets	112,439	114,246
Property and equipment, net of accumulated depreciation of $15,373 and $14,793	13,229	13,011
Equity and other investments	13,943	14,597
Goodwill	20,081	20,127
Intangible assets, net	6,693	6,981
Other long-term assets	3,271	3,422

Total assets	$169,656	$172,384

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,769	$7,432
Short-term debt	3,500	2,000
Current portion of long-term debt	1,748	0
Accrued compensation	3,740	4,797
Income taxes	903	782
Short-term unearned revenue	20,713	23,150
Securities lending payable	191	558
Other	7,130	6,906

Total current liabilities	44,694	45,625
Long-term debt	18,472	20,645
Long-term unearned revenue	1,825	2,008
Deferred income taxes	2,714	2,728
Other long-term liabilities	11,781	11,594

Total liabilities	79,486	82,600

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,255 and 8,239	68,362	68,366
Retained earnings	18,051	17,710
Accumulated other comprehensive income	3,757	3,708

Total stockholders’ equity	90,170	89,784

Total liabilities and stockholders’ equity	$169,656	$172,384

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2014	2013

Operations
Net income	$4,540	$5,244
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	1,428	954
Stock-based compensation expense	646	635
Net recognized losses on investments and derivatives	55	93
Excess tax benefits from stock-based compensation	(502)	(205)
Deferred income taxes	301	404
Deferral of unearned revenue	8,022	7,436
Recognition of unearned revenue	(10,643)	(9,677)
Changes in operating assets and liabilities:
Accounts receivable	6,627	6,617
Inventories	(483)	(667)
Other current assets	(280)	(556)
Other long-term assets	279	(81)
Accounts payable	(659)	(276)
Other current liabilities	(1,166)	(1,255)
Other long-term liabilities	189	(461)

Net cash from operations	8,354	8,205

Financing
Proceeds from issuance of short-term debt, maturities of 90 days or less, net	2,999	712
Proceeds from issuance of debt	0	588
Repayments of debt	(1,500)	(1,000)
Common stock issued	216	203
Common stock repurchased	(2,888)	(2,188)
Common stock cash dividends paid	(2,307)	(1,916)
Excess tax benefits from stock-based compensation	502	205

Net cash used in financing	(2,978)	(3,396)

Investing
Additions to property and equipment	(1,282)	(1,231)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(141)	(15)
Purchases of investments	(24,085)	(14,768)
Maturities of investments	1,693	347
Sales of investments	16,445	11,117
Securities lending payable	(367)	(64)

Net cash used in investing	(7,737)	(4,614)

Effect of exchange rates on cash and cash equivalents	(6)	24

Net change in cash and cash equivalents	(2,367)	219
Cash and cash equivalents, beginning of period	8,669	3,804

Cash and cash equivalents, end of period	$6,302	$4,023

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2014	2013

Common stock and paid-in capital
Balance, beginning of period	$68,366	$67,306
Common stock issued	216	203
Common stock repurchased	(1,368)	(1,121)
Stock-based compensation expense	646	635
Stock-based compensation income tax benefits	502	205
Other, net	0	2

Balance, end of period	68,362	67,230

Retained earnings
Balance, beginning of period	17,710	9,895
Net income	4,540	5,244
Common stock cash dividends	(2,559)	(2,337)
Common stock repurchased	(1,640)	(1,122)

Balance, end of period	18,051	11,680

Accumulated other comprehensive income
Balance, beginning of period	3,708	1,743
Other comprehensive income	49	988

Balance, end of period	3,757	2,731

Total stockholders’ equity	$90,170	$81,641

See accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

The consolidated financial statements and accompanying notes are prepared in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2014 Form 10-K filed with the U.S. Securities and Exchange Commission on July 31, 2014.

We have recast certain prior period amounts to conform to the current period presentation, with no impact on consolidated net income or cash flows.

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

Recent Accounting Guidance

Recently adopted accounting guidance

In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. We adopted this new guidance beginning July 1, 2014. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

Recent accounting guidance not yet adopted

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2017, and early adoption is not permitted. We anticipate this standard will have a material impact on our consolidated financial statements, and we are currently evaluating its impact.

PART I

Item 1

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

The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)

Three Months Ended September 30,	2014	2013

Net income available for common shareholders (A)	$4,540	$5,244

Weighted average outstanding shares of common stock (B)	8,249	8,339
Dilutive effect of stock-based awards	102	95

Common stock and common stock equivalents (C)	8,351	8,434

Earnings Per Share

Basic (A/B)	$0.55	$0.63
Diluted (A/C)	$0.54	$0.62

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)

Three Months Ended September 30,	2014	2013

Dividends and interest income	$225	$179
Interest expense	(161)	(118)
Net recognized gains (losses) on investments	79	(7)
Net losses on derivatives	(134)	(86)
Net gains on foreign currency remeasurements	78	26
Other	(35)	80

Total	$52	$74

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)

Three Months Ended September 30,	2014	2013

Other-than-temporary impairments of investments	$(9)	$(36)
Realized gains from sales of available-for-sale securities	118	114
Realized losses from sales of available-for-sale securities	(30)	(85)

Total	$79	$(7)

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, but excluding held-to-maturity investments, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

September 30, 2014

Cash	$4,068	$0	$0	$4,068	$4,068	$0	$0
Mutual funds	623	0	0	623	623	0	0
Commercial paper	110	0	0	110	10	100	0
Certificates of deposit	544	0	0	544	275	269	0
U.S. government and agency securities	70,368	69	(58)	70,379	95	70,284	0
Foreign government bonds	4,721	11	(16)	4,716	1,231	3,485	0
Mortgage-backed securities	1,081	24	(4)	1,101	0	1,101	0
Corporate notes and bonds	7,185	142	(31)	7,296	0	7,296	0
Municipal securities	287	44	0	331	0	331	0
Common and preferred stock	7,050	5,169	(179)	12,040	0	0	12,040
Other investments	1,077	0	0	1,077	0	25	1,052

Total	$97,114	$5,459	$(288)	$102,285	$6,302	$82,891	$13,092

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2014

Cash	$4,980	$0	$0	$4,980	$4,980	$0	$0
Mutual funds	590	0	0	590	590	0	0
Commercial paper	189	0	0	189	89	100	0
Certificates of deposit	1,197	0	0	1,197	865	332	0
U.S. government and agency securities	66,952	103	(29)	67,026	109	66,917	0
Foreign government bonds	3,328	17	(10)	3,335	2,027	1,308	0
Mortgage-backed securities	991	30	(2)	1,019	0	1,019	0
Corporate notes and bonds	6,845	191	(9)	7,027	9	7,018	0
Municipal securities	287	45	0	332	0	332	0
Common and preferred stock	6,785	5,207	(81)	11,911	0	0	11,911
Other investments	1,164	0	0	1,164	0	14	1,150

Total	$93,308	$5,593	$(131)	$98,770	$8,669	$77,040	$13,061

In addition to the investments in the table above, we also own corporate notes that were purchased in connection with our agreement to lend $2.0 billion to the group that completed their acquisition of Dell on October 29, 2013. These corporate notes are classified as held-to-maturity investments and are included in equity and other investments on the balance sheet. As of September 30, 2014, the amortized cost, recorded basis, and estimated fair value of these corporate notes were $851 million, $851 million, and $977 million, respectively, while their associated gross unrealized holding gains were $126 million. As of June 30, 2014, the amortized cost, recorded basis, and estimated fair value of these corporate notes was $1.5 billion, $1.5 billion, and $1.7 billion, respectively, while their associated gross unrealized holding gains were $164 million.

As of September 30, 2014 and June 30, 2014, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $543 million and $520 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

PART I

Item 1

Unrealized Losses on Investments

Investments, excluding those held-to-maturity, with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2014

U.S. government and agency securities	$9,204	$(22)	$722	$(36)	$9,926	$(58)
Foreign government bonds	1,357	(5)	33	(11)	1,390	(16)
Mortgage-backed securities	384	(1)	127	(3)	511	(4)
Corporate notes and bonds	2,201	(23)	183	(8)	2,384	(31)
Common and preferred stock	1,218	(140)	158	(39)	1,376	(179)

Total	$14,364	$(191)	$1,223	$(97)	$15,587	$(288)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2014

U.S. government and agency securities	$4,161	$(29)	$850	$0	$5,011	$(29)
Foreign government bonds	566	(4)	21	(6)	587	(10)
Mortgage-backed securities	120	0	61	(2)	181	(2)
Corporate notes and bonds	1,154	(8)	34	(1)	1,188	(9)
Common and preferred stock	463	(48)	257	(33)	720	(81)

Total	$6,464	$(89)	$1,223	$(42)	$7,687	$(131)

As of September 30, 2014, we did not have any held-to-maturity investments that were in an unrealized loss position.

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2014.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

September 30, 2014

Due in one year or less	$23,476	$23,504
Due after one year through five years	56,617	56,705
Due after five years through 10 years	2,615	2,617
Due after 10 years	1,588	1,651

Total (a)	$84,296	$84,477

(a)	Excludes held-to-maturity investments due October 31, 2023 with a cost basis and estimated fair value at September 30, 2014 of $851 million and $977 million, respectively.

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of September 30, 2014 and June 30, 2014, the total notional amounts of these foreign exchange contracts sold were $6.7 billion and $4.9 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of September 30, 2014 and June 30, 2014, the total notional amounts of these foreign exchange contracts sold were $4.4 billion and $3.1 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of September 30, 2014, the total notional amounts of these foreign exchange contracts purchased and sold were $8.9 billion and $6.8 billion, respectively. As of June 30, 2014, the total notional amounts of these foreign exchange contracts purchased and sold were $6.2 billion and $8.5 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of September 30, 2014, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.9 billion and $2.4 billion, respectively, of which $422 million and $486 million, respectively, were designated as hedging instruments. As of June 30, 2014, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.9 billion and $1.9 billion, respectively, of which $362 million and $420 million, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts, and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of September 30, 2014, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.8 billion and $1.4 billion, respectively. As of June 30, 2014, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.7 billion and $936 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of September 30, 2014 and June 30, 2014, the total notional derivative amounts of mortgage contracts purchased were $929 million and $1.1 billion, respectively.

PART I

Item 1

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of September 30, 2014, the total notional amounts of credit contracts purchased and sold were $604 million and $493 million, respectively. As of June 30, 2014, the total notional amounts of credit contracts purchased and sold were $550 million and $440 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of September 30, 2014, the total notional amounts of commodity contracts purchased and sold were $1.3 billion and $425 million, respectively. As of June 30, 2014, the total notional amounts of commodity contracts purchased and sold were $1.4 billion and $408 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2014, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

PART I

Item 1

The following table presents the fair values of derivative instruments designated as hedging instruments (“designated hedge derivatives”) and not designated as hedging instruments (“non-designated hedge derivatives”). The fair values exclude the impact of netting derivative assets and liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk:

		September 30, 2014				June 30, 2014

		Assets		Liabilities		Assets		Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$45	$111	$0	$(260)	$10	$39	$0	$(97)
Equity contracts	187	0	0	(26)	177	0	0	(21)
Interest rate contracts	12	0	0	(8)	17	0	0	(12)
Credit contracts	21	0	0	(12)	24	0	0	(13)
Commodity contracts	1	0	0	0	15	0	0	(1)

Total	$266	$111	$0	$(306)	$243	$39	$0	$(144)

Designated Hedge Derivatives

Foreign exchange contracts	$217	$362	$0	$(1)	$1	$70	$0	$(15)
Equity contracts	0	0	27	(175)	0	0	7	(125)

Total	$217	$362	$27	$(176)	$1	$70	$7	$(140)

Total gross amounts of derivatives	$483	$473	$27	$(482)	$244	$109	$7	$(284)

Gross derivatives either offset or subject to an enforceable master netting agreement	$349	$473	$27	$(481)	$99	$109	$7	$(284)
Gross amounts offset in the balance sheet	(57)	(221)	(27)	305	(77)	(71)	(7)	155

Net amounts presented in the balance sheet	292	252	0	(176)	22	38	0	(129)
Gross amounts not offset in the balance sheet	0	0	0	0	0	0	0	0

Net amount	$292	$252	$0	$(176)	$22	$38	$0	$(129)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense) the following gains (losses) on contracts designated as fair-value hedges and their related hedged items:

(In millions)

Three Months Ended September 30,	2014	2013

Foreign Exchange Contracts

Derivatives	$241	$(14)
Hedged items	(242)	13

Total amount of ineffectiveness	$(1)	$(1)

Equity Contracts

Derivatives	$(81)	$0
Hedged items	81	0

Total amount of ineffectiveness	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$(4)	$0

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash-flow hedges (our only cash flow hedges during the periods presented):

(In millions)

Three Months Ended September 30,	2014	2013

Effective Portion

Gains (losses) recognized in OCI (net of tax effect of $4 and $(2))	$335	$(8)
Gains reclassified from AOCI into revenue	$16	$19

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense)	$(68)	$(80)

We estimate that $310 million of net derivative gains included in AOCI at September 30, 2014 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three months ended September 30, 2014.

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

(In millions)

Three Months Ended September 30,	2014	2013

Foreign exchange contracts	$(233)	$14
Equity contracts	10	(5)
Interest-rate contracts	(6)	13
Credit contracts	(5)	(1)
Commodity contracts	(111)	11

Total	$(345)	$32

NOTE 6 — FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1—inputs are based upon unadjusted quoted prices for identical instruments traded in active markets. Our Level 1 non–derivative investments primarily include U.S. government securities, domestic and international equities, and actively traded mutual funds. Our Level 1 derivative assets and liabilities include those actively traded on exchanges.

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

September 30, 2014

Assets

Mutual funds	$623	$0	$0	$623	$0	$623
Commercial paper	0	110	0	110	0	110
Certificates of deposit	0	544	0	544	0	544
U.S. government and agency securities	69,739	637	0	70,376	0	70,376
Foreign government bonds	133	4,358	0	4,491	0	4,491
Mortgage-backed securities	0	1,097	0	1,097	0	1,097
Corporate notes and bonds	0	7,127	0	7,127	0	7,127
Municipal securities	0	331	0	331	0	331
Common and preferred stock	9,374	2,109	14	11,497	0	11,497
Derivatives	17	939	27	983	(305)	678

Total	$79,886	$17,252	$41	$97,179	$(305)	$96,874

Liabilities

Derivatives and other	$3	$304	$175	$482	$(305)	$177

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2014

Assets

Mutual funds	$590	$0	$0	$590	$0	$590
Commercial paper	0	189	0	189	0	189
Certificates of deposit	0	1,197	0	1,197	0	1,197
U.S. government and agency securities	66,288	745	0	67,033	0	67,033
Foreign government bonds	139	3,210	0	3,349	0	3,349
Mortgage-backed securities	0	1,015	0	1,015	0	1,015
Corporate notes and bonds	0	6,863	0	6,863	0	6,863
Municipal securities	0	332	0	332	0	332
Common and preferred stock	9,552	1,825	14	11,391	0	11,391
Derivatives	5	348	7	360	(155)	205

Total	$76,574	$15,724	$21	$92,319	$(155)	$92,164

Liabilities

Derivatives and other	$5	$153	$126	$284	$(155)	$129

(a)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

The changes in our Level 3 financial instruments that are measured at fair value on a recurring basis were immaterial during the periods presented.

PART I

Item 1

The following table reconciles the total “Net Fair Value” of assets above to the balance sheet presentation of these same assets in Note 4 – Investments.

(In millions)

September 30, 2014		June 30, 2014

Net fair value of assets measured at fair value on a recurring basis	$96,874	$92,164
Cash	4,068	4,980
Common and preferred stock measured at fair value on a nonrecurring basis	543	520
Other investments measured at fair value on a nonrecurring basis	1,052	1,150
Less derivative net assets classified as other current assets	(252)	(38)
Other	0	(6)

Recorded basis of investment components (a)	$102,285	$98,770

(a)	Excludes held-to-maturity investments recorded at amortized cost and measured at fair value on a nonrecurring basis.

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended September 30, 2014 and 2013, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

September 30, 2014		June 30, 2014

Raw materials	$840	$944
Work in process	286	266
Finished goods	2,015	1,450

Total	$3,141	$2,660

NOTE 8 — BUSINESS COMBINATIONS

Nokia’s Devices and Services Business

On April 25, 2014, we acquired substantially all of Nokia Corporation’s (“Nokia”) Devices and Services business (“NDS”) for a total purchase price of $9.4 billion, including cash acquired of $1.5 billion (the “Acquisition”). The purchase price consisted primarily of cash of $7.1 billion and Nokia’s repurchase of convertible notes of $2.1 billion, which was a non-cash transaction. The Acquisition is expected to accelerate the growth of our Devices and Consumer (“D&C”) business through faster innovation, synergies, and unified branding and marketing.

The purchase price allocation as of September 30, 2014 and June 30, 2014, was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. The acquisition date fair value of goodwill was revised as of September 30, 2014. Goodwill was reduced by $50 million, due to revisions that decreased the acquisition date fair value of long-term liabilities by $27 million and the purchase price by $23 million. The adjustments did not have a material effect on our current or prior period consolidated financial statements.

PART I

Item 1

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Cash	$1,503
Accounts receivable (a)	754
Inventories	544
Other current assets	960
Property and equipment	981
Intangible assets	4,509
Goodwill (b)	5,408
Other	249
Current liabilities	(4,576)
Long-term liabilities	(890)

Total purchase price	$9,442

(a)	Gross accounts receivable is $901 million, of which $147 million is expected to be uncollectible.

(b)	Goodwill was assigned to our Phone Hardware segment. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of NDS.

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)		June 30, 2014	Acquisitions	Other	September 30, 2014

Devices and Consumer	Licensing	$868	$3	$0	$871
	Hardware:
	Computing and Gaming Hardware	1,698	0	(20)	1,678
	Phone Hardware	5,354	0	(50)	5,304

	Total D&C Hardware	7,052	0	(70)	6,982
	Other	738	0	0	738

	Total Devices and Consumer	8,658	3	(70)	8,591
Commercial	Licensing	10,058	0	(38)	10,020
	Other	1,411	58	1	1,470

	Total Commercial	11,469	58	(37)	11,490

Total goodwill		$20,127	$61	$(107)	$20,081

The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill retroactive to the periods in which the acquisitions occurred.

Any change in the goodwill amounts resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the above table.

PART I

Item 1

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2014			June 30, 2014

Technology-based (a)	$6,520	$(2,851)	$3,669	$6,440	$(2,615)	$3,825
Marketing-related	1,517	(380)	1,137	1,518	(324)	1,194
Contract-based	2,266	(760)	1,506	2,266	(716)	1,550
Customer-related	734	(353)	381	732	(320)	412

Total	$11,037	$(4,344)	$6,693	$10,956	$(3,975)	$6,981

(a)

Technology-based intangible assets included $57 million and $98 million as of September 30, 2014 and June 30, 2014, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $372 million and $162 million for the three months ended September 30, 2014 and 2013, respectively. Amortization of capitalized software was $40 million and $46 million for the three months ended September 30, 2014 and 2013, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at September 30, 2014:

(In millions)

Year Ending June 30,

2015 (excluding the three months ended September 30, 2014)	$918
2016	1,066
2017	815
2018	676
2019	652
Thereafter	2,566

Total	$6,693

NOTE 11 — DEBT

As of September 30, 2014, we had $23.7 billion of issued and outstanding debt, comprising $3.5 billion of short-term debt and $20.2 billion of long-term debt, including the current portion. As of June 30, 2014, we had $22.6 billion of issued and outstanding debt, comprising $2.0 billion of short-term debt and $20.6 billion of long-term debt.

Short-term Debt

As of September 30, 2014, we had $3.5 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.10% and maturities ranging from 49 to 56 days. As of June 30, 2014, we had $2.0 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.12% and maturities ranging from 86 to 91 days. The estimated fair value of this commercial paper approximates its carrying value.

We have a $5.0 billion credit facility that expires on November 14, 2018, which serves as a back-up for our commercial paper program. As of September 30, 2014, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreement. No amounts were drawn against the credit facility during any of the periods presented.

PART I

Item 1

Long-term Debt

As of September 30, 2014, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $20.2 billion and $21.3 billion, respectively. This is compared to a carrying value and estimated fair value of our long-term debt of $20.6 billion and $21.5 billion, respectively, as of June 30, 2014. These estimated fair values are based on Level 2 inputs.

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of September 30, 2014 and June 30, 2014:

Due Date	Face Value September 30, 2014	Face Value June 30, 2014	Stated Interest Rate	Effective Interest Rate

		(In millions)

Notes

September 25, 2015	$1,750	$1,750	1.625%	1.795%
February 8, 2016	750	750	2.500%	2.642%
November 15, 2017	600	600	0.875%	1.084%
May 1, 2018	450	450	1.000%	1.106%
December 6, 2018	1,250	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
October 1, 2020	1,000	1,000	3.000%	3.137%
February 8, 2021	500	500	4.000%	4.082%
December 6, 2021 (a)	2,211	2,396	2.125%	2.233%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
December 15, 2023	1,500	1,500	3.625%	3.726%
December 6, 2028 (a)	2,211	2,396	3.125%	3.218%
May 2, 2033 (b)	696	753	2.625%	2.690%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%

Total	$20,318	$20,745

(a)	In December 2013, we issued €3.5 billion of debt securities.

(b)	In April 2013, we issued €550 million of debt securities.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of September 30, 2014 and June 30, 2014, the aggregate unamortized discount for our long-term debt, including the current portion, was $98 million and $100 million, respectively.

NOTE 12 — INCOME TAXES

Our effective tax rate for the three months ended September 30, 2014 and 2013 was approximately 23% and 18%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

Tax contingencies and other tax liabilities were $10.7 billion and $10.4 billion as of September 30, 2014 and June 30, 2014, respectively, and are included in other long-term liabilities. This increase relates primarily to current period quarterly growth relating to intercompany transfer pricing adjustments. While we settled a portion of the Internal Revenue Service (“I.R.S.”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of September 30, 2014, the primary unresolved issue relates to transfer

PART I

Item 1

pricing which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2013.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2013, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

NOTE 13 — RESTRUCTURING CHARGES

In July 2014, we announced a restructuring plan to simplify our organization and align NDS with our company’s overall strategy (the “Restructuring Plan”). Pursuant to the Restructuring Plan, we will eliminate up to 18,000 positions in the current fiscal year, including approximately 12,500 professional and factory positions related to the acquisition of NDS. The actions associated with the Restructuring Plan are expected to be completed by June 30, 2015.

We incurred restructuring charges of approximately $1.0 billion during the three months ended September 30, 2014, including severance expenses and other reorganization costs, primarily associated with our facilities consolidation. As of September 30, 2014, we have notified approximately 13,500 employees of their job elimination, entered into mutually agreed separations, or commenced required consultation processes, and recognized substantially all anticipated severance charges for the 18,000 positions in the Restructuring Plan. We also wrote down the carrying value of certain assets and recognized a restructuring charge of $253 million during the three months ended September 30, 2014. Restructuring charges were included in integration and restructuring expenses in our consolidated income statement, and reflected in Corporate and Other in Note 18 – Segment Information.

During the remainder of fiscal year 2015, we expect to incur pre-tax charges of approximately $100 million to $600 million, primarily related to asset write-downs and lease termination costs.

A summary of the changes in our restructuring liability during the three months ended September 30, 2014 is as follows:

(In millions)	Severance	Asset Impairments and Other (a)	Total

Restructuring liability as of June 30, 2014	$0	$0	$0
Restructuring charges	697	351	1,048
Cash paid	(163)	(7)	(170)
Non-cash settlements	0	(253)	(253)

Restructuring liability as of September 30, 2014	$534	$91	$625

(a)

Asset impairments and other primarily reflects activities associated with the consolidation of our facilities and manufacturing operations, including non-cash asset write-downs of $253 million as well as contract termination costs.

NOTE 14 — UNEARNED REVENUE

Unearned revenue by segment was as follows, with segments with significant balances shown separately:

(In millions)

	September 30, 2014	June 30, 2014

Commercial Licensing	$16,959	$19,099
Commercial Other	3,483	3,934
Rest of the segments	2,096	2,125

Total	$22,538	$25,158

PART I

Item 1

NOTE 15 — CONTINGENCIES

Antitrust, Unfair Competition, and Overcharge Class Actions

A large number of antitrust and unfair competition class action lawsuits were filed against us in various state, federal, and Canadian courts on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products between 1999 and 2005.

We obtained dismissals or reached settlements of all claims made in the United States. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. We estimate the total remaining cost of the settlements is approximately $300 million, all of which had been accrued as of September 30, 2014.

Three similar cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. After the British Columbia Court of Appeal dismissed the case, in October 2013 the Canadian Supreme Court reversed the appellate court and reinstated part of the British Columbia case, which is now scheduled for trial in September 2015. The other two cases were inactive pending action by the Supreme Court on the British Columbia case.

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

China State Administration for Industry and Commerce investigation

On July 28, 2014, Microsoft was informed that China’s State Administration for Industry and Commerce (“SAIC”) had begun a formal investigation relating to China’s Anti-Monopoly Law, and the SAIC conducted onsite inspections of Microsoft offices in Beijing, Shanghai, Guangzhou, and Chengdu. SAIC has stated the investigation relates to compatibility, bundle sales, and file verification issues related to Windows and Office software.

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

PART I

Item 1

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

•

Motorola asserts two patents (both now expired) are essential to implementation of the H.264 video standard, and Motorola alleges that H.264 capable products including Xbox 360, Windows 7, Media Player, and Internet Explorer infringe those patents. In May 2012, the court issued an injunction relating to all H.264 capable Microsoft products in Germany, which Microsoft appealed. Orders in the litigation pending in Seattle, Washington described above enjoin Motorola from enforcing the German injunction.

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

PART I

Item 1

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

IPCom patent litigation

IPCom GmbH & Co. (“IPCom”) is a German company that holds a large portfolio of mobile technology related patents spanning about 170 patent families and addressing a broad range of cellular technologies. IPCom has asserted 19 of these patents in litigation against Nokia and many of the leading cell phone companies and operators. Three of the infringement suits against Nokia (now assumed by Microsoft through the NDS acquisition) are still pending in courts in Germany, England, and Italy. These courts have held a number of IPCom’s patents were invalid or not infringed. We continue to contest the validity or infringement of the patents remaining in dispute.

Interdigital patent litigation

InterDigital Technology Corporation and InterDigital Communications Corporation (collectively, “IDT”) filed four patent infringement cases against Nokia in the ITC and in U.S. District Court for the District of Delaware between 2007 and 2013. We have been added to these cases as a defendant. IDT has cases pending against other defendants based on the same patents because most of the patents at issue allegedly relate to 3G and 4G wireless communications standards essential functionality. The cases involving us include three ITC investigations where IDT is seeking an order excluding importation of 3G and 4G phones into the U.S. and one active case in U.S. District Court in Delaware seeking an injunction and damages.

European copyright levies

We have assumed from Nokia all potential liability due to Nokia’s alleged failure to pay “private copying levies” in various European countries based upon sale of memory cards and mobile phones that incorporate blank memory. The levies are based upon a 2001 European Union (“EU”) Directive establishing a right for end users to make copies of copyrighted works for personal or private use, but also allowing the collection of levies based upon sales of blank media or recording devices to compensate copyright holders for private copying. Various collecting societies in EU countries initiated litigation against Nokia, stating that Nokia must pay levies not only based upon sales of blank memory cards, but also phones that include blank memory for data storage on the phones, regardless of actual usage of that memory. The most significant cases against Nokia are pending in Germany and Austria, due to both the high volume of sales and high levy amounts sought in these countries. We are litigating against certain collecting societies on the basis that the levy schemes exceed what the EU Directive and European Court of Justice decisions permit.

Other patent and intellectual property claims

In addition to these cases, there are approximately 100 other patent infringement cases pending against Microsoft.

Product-Related Litigation

U.S. cell phone litigation

Nokia, along with other handset manufacturers and network operators, is a defendant in 19 lawsuits filed in the Superior Court for the District of Columbia by individual plaintiffs who allege that radio emissions from cellular handsets caused their brain tumors and other adverse health effects. We have assumed responsibility for these claims as part of the NDS acquisition and have been substituted for the Nokia defendants. Nine of these cases were filed in 2002 and are consolidated for certain pre-trial proceedings; the remaining 10 cases are stayed. In a separate 2009 decision, the Court of Appeals for the District of Columbia held that adverse health effect claims arising from the use of cellular handsets that operate within the U.S. Federal Communications Commission radio frequency emission guidelines (“FCC Guidelines”) are pre-empted by federal law. The plaintiffs allege that their handsets either operated outside the FCC Guidelines or were manufactured before the FCC Guidelines went into effect. The lawsuits also allege an industry-wide conspiracy to manipulate the science and testing around emission guidelines.

PART I

Item 1

In September 2013, defendants in the consolidated cases moved to exclude plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. The motion was heard in December 2013 and January 2014. In March 2014, defendants filed a separate motion to preclude plaintiffs’ general causation testimony on the ground that it is pre-empted by federal law because the experts challenge the safety of all cellular handsets, including those that comply with the FCC Guidelines. In August 2014, the court granted in part defendants’ motion to exclude plaintiffs’ general causation experts. The court granted an order permitting an interlocutory appeal of its decision in October 2014. Trial court proceedings are stayed pending resolution of the appeal.

Canadian cell phone class action

Nokia, along with other handset manufacturers and network operators, is a defendant in a 2013 class action lawsuit filed in the Supreme Court of British Columbia by a purported class of Canadians who have used cellular phones for at least 1,600 hours, including a subclass of users with brain tumors. Microsoft was served with the complaint in June 2014 and has been substituted for the Nokia defendants. The litigation is not yet active as several defendants remain to be served.

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

As of September 30, 2014, we had accrued aggregate liabilities of $755 million in other current liabilities and $64 million in other long-term liabilities for all of our legal matters that were contingencies as of that date. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $2.0 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 16 — STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock through our share repurchase program during the periods presented:

(In millions)

Three Months Ended September 30,	2014	2013

Shares of common stock repurchased	43	47
Value of common stock repurchased	$2,000	$1,500

The above table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. On September 16, 2013, our Board of Directors approved a new share repurchase program authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. This new share repurchase program replaced the share repurchase program that was announced on September 22, 2008 and expired on September 30, 2013. As of September 30, 2014, $33.1 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

PART I

Item 1

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

September 16, 2014	$0.31	November 20, 2014	$2,559	December 11, 2014
September 16, 2013	$0.28	November 21, 2013	$2,332	December 12, 2013

The dividend declared on September 16, 2014 was included in other current liabilities as of September 30, 2014.

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)

Three Months Ended September 30,	2014	2013

Derivatives

Accumulated other comprehensive income balance, beginning of period	$31	$66
Unrealized gains (losses), net of tax effects of $4 and $(2)	335	(8)

Reclassification adjustments for gains included in revenue	(16)	(19)
Tax expense included in provision for income taxes	0	1

Amounts reclassified from accumulated other comprehensive income	(16)	(18)

Net current period other comprehensive income (loss)	319	(26)

Accumulated other comprehensive income balance, end of period	$350	$40

Investments

Accumulated other comprehensive income balance, beginning of period	$3,531	$1,794
Unrealized gains (losses), net of tax effects of $(74) and $490	(138)	947

Reclassification adjustments for losses (gains) included in other income (expense)	(79)	7
Tax expense (benefit) included in provision for income taxes	28	(2)

Amounts reclassified from accumulated other comprehensive income	(51)	5

Net current period other comprehensive income (loss)	(189)	952

Accumulated other comprehensive income balance, end of period	$3,342	$2,746

Translation adjustments and other

Accumulated other comprehensive income (loss) balance, beginning of period	$146	$(117)
Translation adjustments and other, net of tax effects of $(47) and $33	(81)	62

Accumulated other comprehensive income (loss) balance, end of period	$65	$(55)

Accumulated other comprehensive income, end of period	$3,757	$2,731

NOTE 18 — SEGMENT INFORMATION

In its operation of the business, management, including our chief operating decision maker, the company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. The segment information in this note is reported on that basis. During the periods presented, we reported our financial performance based on the following segments; D&C Licensing, Computing and Gaming Hardware, Phone Hardware, D&C Other, Commercial Licensing, and Commercial Other.

PART I

Item 1

On April 25, 2014, we acquired substantially all of NDS. See Note 8 – Business Combinations for additional details. NDS has been included in our consolidated results of operations starting on the acquisition date. We report the financial performance of the acquired business in our Phone Hardware segment. Prior to the acquisition of NDS, financial results associated with our joint strategic initiatives with Nokia were reflected in our D&C Licensing segment. The contractual relationship with Nokia related to those initiatives ended in conjunction with the acquisition.

Our reportable segments are described below.

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

•

Computing and Gaming Hardware, comprising: Xbox gaming and entertainment consoles and accessories, second-party and third-party video game royalties, and Xbox Live subscriptions (“Xbox Platform”); Surface devices and accessories (“Surface”); and Microsoft PC accessories;

•	Phone Hardware, comprising: Lumia phones and other non-Lumia phones, beginning with our acquisition of NDS; and

•

D&C Other, comprising: Resale, including Windows Store, Xbox Live transactions, and Windows Phone Store; search advertising; display advertising; Office 365 Consumer, comprising Office 365 Home and Office 365 Personal; Studios, comprising first-party video games; non-Microsoft products sold in our retail stores; and certain other consumer products and services not included in the categories above.

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

Revenue and cost of revenue are generally directly attributed to our segments. Certain revenue contracts are allocated among the segments based on the relative value of the underlying products and services, which can include allocation based on actual prices charged, prices when sold separately, or estimated costs plus a profit margin. Cost of revenue is directly charged to our hardware segments. For the remaining segments, cost of revenue is directly charged in most cases and allocated in certain cases, generally using a relative revenue methodology.

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

PART I

Item 1

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

Certain corporate-level activity is not allocated to our segment groups, including costs of: legal, including expenses, settlements, and fines; information technology; human resources; finance; excise taxes; and integration and restructuring expenses.

Segment revenue and gross margin were as follows during the periods presented:

(In millions)

Three Months Ended September 30,		2014	2013

Revenue

Devices and Consumer	Licensing	$4,093	$4,484
	Hardware:
	Computing and Gaming Hardware	2,453	1,409
	Phone Hardware	2,609	0

	Total D&C Hardware	5,062	1,409
	Other	1,809	1,554

	Total Devices and Consumer	10,964	7,447

Commercial	Licensing	9,873	9,611
	Other	2,407	1,602

	Total Commercial	12,280	11,213

Corporate and Other		(43)	(131)

Total revenue		$23,201	$18,529

PART I

Item 1

(In millions)

Three Months Ended September 30,		2014	2013

Gross Margin

Devices and Consumer	Licensing	$3,818	$3,920
	Hardware:
	Computing and Gaming Hardware	479	205
	Phone Hardware	478	0

	Total D&C Hardware	957	205
	Other	312	324

	Total Devices and Consumer	5,087	4,449

Commercial	Licensing	9,100	8,805
	Other	805	274

	Total Commercial	9,905	9,079

Corporate and Other		(64)	(144)

Total gross margin		$14,928	$13,384

Following is operating expenses by segment group. As discussed above, we do not allocate operating expenses to our segments.

(In millions)

Three Months Ended September 30,	2014	2013

Devices and Consumer	$3,059	$2,288
Commercial	4,033	4,022
Corporate and Other	852	740

Total operating expenses	$7,944	$7,050

Following is operating income (loss) by segment group.

(In millions)

Three Months Ended September 30,	2014	2013

Devices and Consumer	$2,028	$2,161
Commercial	5,872	5,057
Corporate and Other	(2,056)	(884)

Total operating income	$5,844	$6,334

Corporate and Other operating income includes adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

PART I

Item 1

Corporate and Other activity was as follows:

(In millions)

Three Months Ended September 30,	2014		2013

Corporate (a)	$(1,934	)(b)	$(745)
Other (adjustments to U.S. GAAP):
Revenue reconciling amounts (c)	(43)		(131)
Cost of revenue reconciling amounts	(21)		(13)
Operating expenses reconciling amounts	(58)		5

Total Corporate and Other	$(2,056)		$(884)

(a)	Corporate is presented on the basis of our internal accounting policies and excludes the adjustments to U.S. GAAP that are presented separately in those line items.

(b)	Corporate includes integration and restructuring expenses of $1.1 billion for the three months ended September 30, 2014.

(c)

Revenue reconciling amounts for the three months ended September 30, 2014 included a net $29 million of revenue deferrals related to sales of bundled products and services (“Bundled Offerings”). Revenue reconciling amounts for the three months ended September 30, 2013 included $113 million of revenue deferrals, primarily related to pre-sales of Windows 8.1 to OEMs.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of September 30, 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 31, 2014 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2014 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

October 23, 2014

PART I

Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q), and “Management’s Discussion and Analysis” (Part I, Item 2 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2014, and our consolidated financial statements and the accompanying Notes to Financial Statements in this Form 10-Q.

Microsoft is a technology leader focused on being the productivity and platform company for the mobile-first and cloud-first world. We strive to reinvent productivity to empower people and organizations to do more and achieve more. We create technology that transforms the way people work, play, and communicate across a wide range of computing devices.

We generate revenue by developing, licensing, and supporting a wide range of software products, by offering an array of services, including cloud-based services, to consumers and businesses, by designing, manufacturing, and selling devices that integrate with our cloud-based services, and by delivering relevant online advertising to a global audience. Our most significant expenses are related to compensating employees, designing, manufacturing, marketing, and selling our products and services, datacenter costs in support of our cloud-based services, and income taxes.

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

Key Opportunities and Investments

We see significant opportunities for growth by investing research and development resources in the following areas:

•	Digital work and life experiences.

•	Our cloud operating system.

•	Our devices operating system and hardware.

With investments in these areas, we work to fulfill the evolving needs of our customers in a mobile-first and cloud-first world. We view mobility broadly—not just by devices, but by experiences. Today, people move just as quickly into new contexts as to new locations. Mobility goes beyond devices users carry with them as they move from place to place, to encompass the rich collection of data, applications, and services that accompany them as they move from setting to setting in their lives. Many of our customers are “dual users,” employing technology for work or school and also in their personal lives.

PART I

Item 2

Digital work and life experiences

We believe we can significantly enhance the digital lives of our customers using our broad portfolio of communication, productivity, and information services. We work to deliver digital work and life experiences that are reinvented for the mobile-first and cloud-first world. Productivity will be the first and foremost objective, to enable people to meet and collaborate more easily, and to effectively express ideas in new ways. We will design applications as dual-use with the intelligence to partition data between work and life while respecting each person’s privacy choices. The foundation for these efforts will rest on advancing our leading productivity, collaboration, and business process tools including Skype, OneDrive, OneNote, Outlook, Word, Excel, PowerPoint, Bing, and Dynamics.

We see opportunity in combining these services in new ways that are more contextual and personal, while ensuring people, rather than their devices, remain at the center of the digital experience. We will offer our services across ecosystems and devices outside our own. As people move from device to device, so will their content and the richness of their services. We strive to engineer applications so users can find, try, and buy them in friction-free ways.

Cloud operating system

Today, businesses face important opportunities and challenges. Enterprises are asked to deploy technology that advances business strategy. They decide what solutions will make employees more productive, collaborative, and satisfied, or connect with customers in new and compelling ways. They work to unlock business insights from a world of data. They rely on our technology to manage employee corporate identity, and to manage and secure corporate information accessed and stored across a growing number of devices. To achieve these objectives, increasingly businesses look to leverage the benefits of the cloud. Helping businesses move to the cloud is one of our largest opportunities, and we believe we work from a position of strength.

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

With Azure, we are one of very few cloud vendors that run at a scale that meets the needs of businesses of all sizes and complexities. We believe the combination of Azure and Windows Server makes us the only company with a public, private, and hybrid cloud platform that can power modern business. We are working to enhance the return on information technology (“IT”) investment by enabling enterprises to combine their existing datacenters and our public cloud into a single cohesive infrastructure. Businesses can deploy applications in their own datacenter, a partner’s datacenter, or in our datacenters with common security, management, and administration across all environments, with the flexibility and scale they desire.

Our cloud enables richer employee experiences. We enable organizations to securely adopt software-as-a-service applications (both our own and third-party) and integrate them with their existing security and management infrastructure. We will continue to innovate with higher level services including identity and directory services, rich data storage and analytics services, machine learning services, media services, web and mobile backend services, and developer productivity services. To foster a rich developer ecosystem, our digital work and life experiences will also be extensible, enabling customers and partners to further customize and enhance our solutions, achieving even more value. Our strategy requires continuing investment in datacenters and other infrastructure to support our devices and services, and brings continued competition with Google, Amazon, and other well-established and emerging competitors.

Devices operating system and hardware

With our Windows devices operating system and hardware, we strive to set the standard for productivity experiences. We aim to deliver the richest and most consistent user experience for digital work and life scenarios on screens of all sizes—from phones, tablets, and laptops to TVs and large, multi-touch displays. We are investing to make Windows

PART I

Item 2

the most secure, manageable, and capable operating system for the needs of a modern workforce. We are working to create a broad developer opportunity by enabling universal Windows applications to run across all device targets. We are developing new input/output methods like speech, pen, and gesture to power more personal computing experiences.

We work with an ecosystem of partners to deliver a broad spectrum of Windows devices. We also build hardware to set the standard for productivity experiences and stimulate more demand for the entire Windows ecosystem, as we do with Surface, and following the acquisition of substantially all of Nokia Corporation’s (“Nokia”) Devices and Services business (“NDS”) on April 25, 2014, phones. As consumer services and hardware advance, we expect they will continue to better complement one another, connecting the devices people use daily to unique communications, productivity, and entertainment services from Microsoft and our partners and developers. We anticipate many new mobile device categories and we anticipate experiences to emerge that span a variety of devices of all screen sizes. We will invest to be on the forefront of this innovation, focusing on dual users and their needs across work and life.

Our future opportunity

There are several distinct areas of technology that we aim to drive forward. Our goal is to lead the industry in these areas over the long-term, which we expect will translate to sustained growth. We are investing significant resources in:

•	Delivering new high-value digital work and digital life experiences to improve how people learn, work, play, and interact with one another.

•

Establishing our Windows platform across the PC, tablet, phone, server, other devices, and the cloud to drive a thriving ecosystem of developers, unify the cross-device user experience, and increase agility when bringing new advances to market.

•	Building and running cloud-based services in ways that unleash new experiences and opportunities for businesses and individuals.

•	Developing new devices that have increasingly natural ways to use them, including speech, pen, and gesture.

•	Applying machine learning to make technology more intuitive and able to act on our behalf, instead of at our command.

We believe the breadth of our products and services portfolio, our large global partner and customer base, our growing ecosystem, and our ongoing investment in innovation position us to be a leader in these areas.

Economic Conditions, Challenges, and Risks

The market for software, devices, and cloud-based services is dynamic and highly competitive. Our competitors are developing new software and devices, while also deploying competing cloud-based services for consumers and businesses. The devices and form factors customers prefer evolve rapidly, and influence how users access services in the cloud and in some cases the user’s choice of which suite of cloud-based services to use. We must continue to evolve and adapt over an extended time in pace with this changing environment. To support our strategy of reinventing productivity to empower every person and every organization to do more and achieve more, we announced a restructuring plan in July 2014. Through this restructuring, we strive to increase agility, streamline engineering processes, move faster and more efficiently, and simplify our organization. Even if we achieve these goals, the investments we are making in devices and infrastructure will increase our operating costs and may decrease our operating margins. With the acquisition of NDS, we expect our effective tax rate to increase as our business mix changes.

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

PART I

Item 2

Seasonality

Our revenue historically has fluctuated quarterly and has generally been highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Computing and Gaming Hardware segment is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Computing and Gaming Hardware segment has generated approximately 50% of its yearly revenue in our second fiscal quarter.

Unearned Revenue

Quarterly and annual revenue may be impacted by the deferral of revenue. See the discussions below regarding revenue deferred on certain bundled products and services (“Bundled Offerings”) and revenue deferred on pre-sales of Windows 8.1 to original equipment manufacturers (“OEMs”) and retailers before general availability (“Windows 8.1 Pre-Sales”).

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Reportable Segments

The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 18 – Segment Information of the Notes to Financial Statements is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the United States (“U.S. GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other. Operating expenses are not allocated to our segments. We have recast certain prior period amounts to conform to the current period presentation, with no impact on consolidated net income or cash flows.

On April 25, 2014, we acquired substantially all of NDS. NDS has been included in our consolidated results of operations starting on the acquisition date. We report the financial performance of the acquired business in our Phone Hardware segment. Prior to the acquisition of NDS, financial results associated with our joint strategic initiatives with Nokia were reflected in our Devices and Consumer (“D&C”) Licensing segment. The contractual relationship with Nokia related to those initiatives ended in conjunction with the acquisition.

Our reportable segments are described below.

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

•

Computing and Gaming Hardware, comprising: Xbox gaming and entertainment consoles and accessories, second-party and third-party video game royalties, and Xbox Live subscriptions (“Xbox Platform”); Surface devices and accessories (“Surface”); and Microsoft PC accessories;

•	Phone Hardware, comprising: Lumia phones and other non-Lumia phones, beginning with our acquisition of NDS; and

•

D&C Other, comprising: Resale, including Windows Store, Xbox Live transactions, and Windows Phone Store; search advertising; display advertising; Office 365 Consumer, comprising Office 365 Home and Office 365 Personal; Studios, comprising first-party video games; non-Microsoft products sold in our retail stores; and certain other consumer products and services not included in the categories above.

PART I

Item 2

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

SUMMARY RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2014	2013

Revenue	$23,201	$18,529	25%
Gross margin	$14,928	$13,384	12%
Operating income	$5,844	$6,334	(8)%
Diluted earnings per share	$0.54	$0.62	(13)%

Revenue increased $4.7 billion or 25%, reflecting the acquisition of NDS and growth across our consumer and commercial businesses, evidenced by higher revenue from our Commercial Cloud, Xbox Platform, Surface, and server products.

Gross margin increased $1.5 billion or 12%, primarily due to higher revenue, offset in part by a $3.1 billion or 61% increase in cost of revenue. Cost of revenue increased mainly due to the acquisition of NDS, as well as higher volumes of Computing and Gaming devices sold.

Operating income decreased $490 million or 8%, reflecting integration and restructuring expenses in the current fiscal year, as well as increased sales and marketing expenses and research and development expenses, offset in part by higher gross margin. Integration and restructuring expenses were $1.1 billion, or $0.11 in diluted earnings per share, primarily reflecting employee severance charges associated with our restructuring plan announced in July 2014 (“Restructuring Plan”). Key changes in operating expenses were:

•	Sales and marketing expenses increased $424 million or 13%, primarily due to NDS expenses.

•

Research and development expenses increased $298 million or 11%, due mainly to increased investment in new products and services in our Devices engineering group, including NDS expenses, and Cloud and Enterprise engineering group, reflecting ongoing commitment to our mobile-first and cloud-first strategy.

PART I

Item 2

SEGMENT RESULTS OF OPERATIONS

Devices and Consumer

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2014	2013

Revenue

Licensing	$4,093	$4,484	(9)%
Hardware:
Computing and Gaming Hardware	2,453	1,409	74%
Phone Hardware	2,609	0	*

Total D&C Hardware	5,062	1,409	*
Other	1,809	1,554	16%

Total D&C revenue	$10,964	$7,447	47%

Gross Margin

Licensing	$3,818	$3,920	(3)%
Hardware:
Computing and Gaming Hardware	479	205	134%
Phone Hardware	478	0	*

Total D&C Hardware	957	205	*
Other	312	324	(4)%

Total D&C gross margin	$5,087	$4,449	14%

*	Not meaningful

D&C revenue increased $3.5 billion or 47%, primarily due to the acquisition of NDS, as well as higher revenue from Xbox Platform and Surface. D&C gross margin increased $638 million or 14%, reflecting higher revenue, offset in part by higher cost of revenue. Cost of revenue increased $2.9 billion or 96%, due mainly to NDS, as well as increased Xbox Platform expenses.

D&C Licensing

D&C Licensing revenue decreased $391 million or 9%, due mainly to a $176 million decline in Windows Phone revenue, as well as lower revenue from licenses of Windows and Office Consumer. Windows Phone revenue decreased, primarily due to lower per unit royalties based upon the mix of devices sold by our licensees. Windows OEM revenue declined 2%, primarily due to declines of 4% in OEM Pro revenue and 1% in OEM non-Pro revenue, consistent with dynamics in the commercial and consumer PC markets. Office Consumer revenue declined 5%, reflecting the transition of customers to Office 365 Consumer.

D&C Licensing gross margin decreased $102 million or 3%, primarily due to the decline in revenue, offset in part by a $289 million or 51% decrease in cost of revenue. D&C Licensing cost of revenue decreased, due mainly to a $239 million or 61% decline in traffic acquisition costs, primarily because our joint strategic initiatives with Nokia ended in conjunction with the acquisition of NDS.

Computing and Gaming Hardware

Computing and Gaming Hardware revenue increased $1.0 billion or 74%, primarily due to higher revenue from Xbox Platform and Surface. Xbox Platform revenue increased $538 million or 58%, due mainly to 102% higher volume and a 93% increase attributable to higher premium mix of consoles sold, offset in part by a decrease in revenue from third-party video games. Xbox One was released in November 2013, introduced into new markets in September 2014, and sells for a higher price than Xbox 360. We sold 2.4 million Xbox consoles during the first quarter of fiscal year 2015 compared with 1.2 million consoles during the first quarter of fiscal year 2014. Surface revenue increased $508 million or 127%, due mainly to an increased mix of Surface Pro units sold and their related accessories. The release of Surface Pro 3 in June 2014 contributed to a 126% increase, reflecting higher premium mix of devices sold.

PART I

Item 2

Computing and Gaming Hardware gross margin increased $274 million or 134%, due to higher revenue, offset in part by a $770 million or 64% increase in cost of revenue. Xbox Platform cost of revenue increased $623 million or 139%, due mainly to higher volumes of consoles sold and higher costs associated with Xbox One. Surface cost of revenue increased $157 million or 23%, due mainly to a higher cost per device sold, driven by Surface Pro 3.

Phone Hardware

Phone Hardware revenue was $2.6 billion, as we sold 9.3 million Lumia phones and 42.9 million non-Lumia phones during the three months ended September 30, 2014. We acquired NDS in the fourth quarter of fiscal year 2014.

Phone Hardware gross margin was $478 million. Phone Hardware cost of revenue, including $139 million amortization of acquired intangible assets, was $2.1 billion.

D&C Other

D&C Other revenue increased $255 million or 16%, due mainly to higher online advertising, Office 365 Consumer, and first-party video games revenue. Online advertising revenue increased $129 million or 14%. Search advertising revenue increased 23%, driven primarily by growth in Bing, due to similar impacts attributable to higher revenue per search and search volume. This increase was offset in part by a 9% reduction in display advertising revenue, due to continued portal traffic and monetization declines. Office 365 Consumer revenue increased $87 million, reflecting subscriber growth, and we ended the first quarter of fiscal year 2015 with 7.1 million subscribers. First-party video games revenue increased $79 million, due mainly to the launch of Forza Horizon 2 and the re-release of certain Xbox 360 titles.

D&C Other gross margin decreased slightly, due to a $267 million or 22% increase in cost of revenue, offset in part by higher revenue. D&C Other cost of revenue grew, due mainly to a $130 million or 21% increase in online advertising cost of revenue, reflecting support of online infrastructure. Cost of revenue also increased $57 million, due to higher first-party video games costs.

Commercial

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2014	2013

Revenue

Licensing	$9,873	$9,611	3%
Other	2,407	1,602	50%

Total Commercial revenue	$12,280	$11,213	10%

Gross Margin

Licensing	$9,100	$8,805	3%
Other	805	274	194%

Total Commercial gross margin	$9,905	$9,079	9%

Commercial revenue increased $1.1 billion or 10%, due mainly to growth in revenue from our Commercial Cloud and on-premises licensing businesses. Office Commercial and Office 365 Commercial revenue grew 5%, collectively. Our server products revenue, including Microsoft Azure, grew 13%. Commercial gross margin increased $826 million or 9%.

PART I

Item 2

Commercial Licensing

Commercial Licensing revenue increased $262 million or 3%, due primarily to increased revenue from our server products and Windows Commercial, offset in part by a decline in revenue from Office Commercial. Our server products revenue grew $406 million or 11%, driven primarily by higher premium mix of Microsoft SQL Server. Windows Commercial revenue grew $80 million or 10%, due to increased renewals and growth in our customer base. Office Commercial revenue declined $322 million or 7%, due mainly to customers transitioning to Office 365 Commercial.

Commercial Licensing gross margin increased $295 million or 3%, in line with revenue.

Commercial Other

Commercial Other revenue increased $805 million or 50%, due to higher Commercial Cloud revenue and Enterprise Services revenue. Commercial Cloud revenue grew $662 million or 128%, due mainly to subscriber growth and a higher premium mix of Office 365 Commercial. Microsoft Azure revenue also grew 121%, reflecting a growing customer base, higher commitment levels, and increased usage. Enterprise Services revenue increased $142 million or 13%, due mainly to Premier Support Services, driven by growth in our core product support services.

Commercial Other gross margin increased $531 million or 194%, due to higher revenue, offset in part by a $274 million or 21% increase in cost of revenue. The increase in cost of revenue was due mainly to higher datacenter and other online infrastructure expenses, reflecting increased support of our growing Commercial Cloud, as well as increased costs to deliver Enterprise Services revenue.

Corporate and Other

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2014	2013

Revenue	$(43)	$(131)	67%
Gross margin	$(64)	$(144)	56%

Corporate and Other revenue comprises certain revenue deferrals, including those related to product and service upgrade offers and pre-sales of new products to OEMs prior to general availability.

Corporate and Other revenue increased $88 million, primarily due to the timing of revenue deferrals compared to the prior year. During the three months ended September 30, 2014, we deferred a net $29 million of revenue related to Bundled Offerings. During the three months ended September 30, 2013, we deferred $113 million of revenue, primarily related to the Windows 8.1 Pre-Sales.

Corporate and Other gross margin increased $80 million, due mainly to increased revenue.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2014	2013

Research and development	$3,065	$2,767	11%
As a percent of revenue	13%	15%	(2)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Research and development expenses increased $298 million or 11%, due mainly to increased investment in new products and services in our Devices engineering group, primarily $323 million of NDS expenses, and our Cloud and Enterprise engineering group, reflecting ongoing commitment to our mobile-first and cloud-first strategy. These increases were partially offset by a decline in research and development expenses in our Operating Systems engineering group, driven primarily by reduced headcount as part of the Restructuring Plan.

PART I

Item 2

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2014	2013

Sales and marketing	$3,728	$3,304	13%
As a percent of revenue	16%	18%	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Sales and marketing expenses increased $424 million or 13%, primarily due to NDS expenses. NDS sales and marketing expenses were $426 million during the three months ended September 30, 2014.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2014	2013

General and administrative	$1,151	$979	18%
As a percent of revenue	5%	5%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

General and administrative expenses increased $172 million or 18%, due mainly to NDS expenses, higher business taxes, and higher legal charges. NDS general and administrative expenses were $67 million during the three months ended September 30, 2014.

INTEGRATION AND RESTRUCTURING

Integration and restructuring expenses include employee severance expenses and costs associated with the consolidation of facilities and manufacturing operations, including asset write-downs and contract termination costs, resulting from our Restructuring Plan. Integration and restructuring expenses also include systems consolidation and other business integration expenses, as well as transaction fees and direct acquisition costs, associated with our acquisition of NDS.

Integration and restructuring expenses were $1.1 billion during the three months ended September 30, 2014, due mainly to restructuring charges of $1.0 billion, including employee severance expenses and the write-down of certain assets in connection with our Restructuring Plan. See Note 13 – Restructuring Charges of the Notes to Financial Statements for discussion of our Restructuring Plan.

PART I

Item 2

OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)

Three Months Ended September 30,	2014	2013

Dividends and interest income	$225	$179
Interest expense	(161)	(118)
Net recognized gains (losses) on investments	79	(7)
Net losses on derivatives	(134)	(86)
Net gains on foreign currency remeasurements	78	26
Other	(35)	80

Total	$52	$74

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense). Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities, which are recorded as a component of other comprehensive income until the securities are sold or other-than-temporarily impaired, at which time the amounts are reclassified from accumulated other comprehensive income into other income (expense).

Dividends and interest income increased due to higher portfolio balances. Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of fixed income securities and lower other-than-temporary impairments. Other-than-temporary impairments were $9 million in the current period, compared with $36 million in comparable period. Net losses on derivatives increased due to losses on commodity and interest rate derivatives in the current period compared to gains in the prior period, offset in part by lower losses on foreign exchange contracts. Other during the current period reflects recognized losses from certain joint ventures as compared to a recognized gain on a divestiture in the prior period.

INCOME TAXES

Our effective tax rate for the three months ended September 30, 2014 and 2013 was approximately 23% and 18%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

This quarter’s effective tax rate was higher than the prior year’s first quarter effective tax rate, primarily due to changes in the geographic mix of our business, non-deductible operating losses, and restructuring charges.

Tax contingencies and other tax liabilities were $10.7 billion and $10.4 billion as of September 30, 2014 and June 30, 2014, respectively, and are included in other long-term liabilities. This increase relates primarily to current period quarterly growth relating to intercompany transfer pricing adjustments. While we settled a portion of the Internal Revenue Service (“I.R.S.”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of September 30, 2014, the primary unresolved issue relates to transfer pricing which could have a significant impact on our consolidated financial statements if not resolved favorably. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2013.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2013, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

PART I

Item 2

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $89.2 billion as of September 30, 2014, compared with $85.7 billion as of June 30, 2014. Equity and other investments were $13.9 billion as of September 30, 2014 compared to $14.6 billion as of June 30, 2014. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments at September 30, 2014, approximately $83.4 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was approximately $2.1 billion. As of September 30, 2014, approximately 83% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 5% were invested in corporate notes and bonds of U.S. companies, and approximately 1% were invested in U.S. mortgage-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $191 million as of September 30, 2014. Our average and maximum securities lending payable balances for the three months ended September 30, 2014 were $399 million and $603 million, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

PART I

Item 2

Cash Flows

Cash flows from operations increased $149 million to $8.4 billion, due mainly to increases in cash received from customers, offset in part by cash used for related product and operating expenditures. Cash used in financing decreased $418 million to $3.0 billion, due mainly to a $1.2 billion increase in proceeds from issuances of debt, net of repayments, offset in part by a $700 million increase in cash used for common stock repurchases. Cash used in investing increased $3.1 billion to $7.7 billion, due mainly to a $2.6 billion increase in cash used for net investment purchases, sales, and maturities.

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

As of September 30, 2014, we had $23.7 billion of issued and outstanding debt, comprising $3.5 billion of short-term debt and $20.2 billion of long-term debt, including the current portion.

Short-term debt

As of September 30, 2014, we had $3.5 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.10% and maturities ranging from 49 days to 56 days. The estimated fair value of this commercial paper approximates its carrying value.

We have a $5.0 billion credit facility that expires on November 14, 2018, which serves as a back-up for our commercial paper program. As of September 30, 2014, we were in compliance with the only financial covenant in the credit agreement, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreement. No amounts were drawn against the credit facility during any of the periods presented.

Long-term debt

As of September 30, 2014, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $20.2 billion and $21.3 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART I

Item 2

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of September 30, 2014:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate

(In millions)

Notes

September 25, 2015	$1,750	1.625%	1.795%
February 8, 2016	750	2.500%	2.642%
November 15, 2017	600	0.875%	1.084%
May 1, 2018	450	1.000%	1.106%
December 6, 2018	1,250	1.625%	1.824%
June 1, 2019	1,000	4.200%	4.379%
October 1, 2020	1,000	3.000%	3.137%
February 8, 2021	500	4.000%	4.082%
December 6, 2021 (a)	2,211	2.125%	2.233%
November 15, 2022	750	2.125%	2.239%
May 1, 2023	1,000	2.375%	2.465%
December 15, 2023	1,500	3.625%	3.726%
December 6, 2028 (a)	2,211	3.125%	3.218%
May 2, 2033 (b)	696	2.625%	2.690%
June 1, 2039	750	5.200%	5.240%
October 1, 2040	1,000	4.500%	4.567%
February 8, 2041	1,000	5.300%	5.361%
November 15, 2042	900	3.500%	3.571%
May 1, 2043	500	3.750%	3.829%
December 15, 2043	500	4.875%	4.918%

Total	$20,318

(a)	In December 2013, we issued €3.5 billion of debt securities.

(b)	In April 2013, we issued €550 million of debt securities.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of September 30, 2014, the aggregate unamortized discount for our long-term debt, including the current portion, was $98 million.

Unearned Revenue

Unearned revenue at September 30, 2014 was comprised mainly of unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue at September 30, 2014 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox Live subscriptions and prepaid points; Microsoft Dynamics business solutions products; Office 365 subscriptions; Bundled Offerings; Skype prepaid credits and subscriptions; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of September 30, 2014:

(In millions)

Three Months Ending,

December 31, 2014	$9,187
March 31, 2015	6,495
June 30, 2015	3,896
September 30, 2015	1,135
Thereafter	1,825

Total	$22,538

Share Repurchases

During the three months ended September 30, 2014, we repurchased 43 million shares of our common stock for $2.0 billion under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of September 30, 2014, $33.1 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

(in millions)

September 16, 2014	$ 0.31	November 20, 2014	$ 2,559	December 11, 2014
September 16, 2013	$ 0.28	November 21, 2013	$ 2,332	December 12, 2013

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

Other Planned Uses of Capital

In September 2014, we reached an agreement to acquire Mojang AB, the Swedish video game developer of the Minecraft gaming franchise, for approximately $2.5 billion in cash. We expect the acquisition to close in the second quarter of fiscal year 2015, subject to customary closing conditions and any regulatory review.

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology, as well as continue making acquisitions that align with our business strategy. Additions to property and equipment will continue, including new facilities, data centers, and computer systems for research and development, sales and marketing, support, and administrative staff. We expect capital expenditures to increase in coming years in support of our cloud and devices strategy. We have operating leases for most U.S. and international sales and support offices and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

Liquidity

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. As a result, as discussed above under Cash, Cash Equivalents, and Investments, the majority of our cash, cash equivalents, and short-term investments are held by foreign subsidiaries. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents,

PART I

Item 2

short-term investments, cash flows from operations, and access to capital markets to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

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

RECENT ACCOUNTING GUIDANCE

Recently Adopted Accounting Guidance

In March 2013, the Financial Accounting Standards Board (“FASB”) issued guidance on a parent’s accounting for the cumulative translation adjustment upon derecognition of a subsidiary or group of assets within a foreign entity. This new guidance requires that the parent release any related cumulative translation adjustment into net income only if the sale or transfer results in the complete or substantially complete liquidation of the foreign entity in which the subsidiary or group of assets had resided. We adopted this new guidance beginning July 1, 2014. Adoption of this new guidance did not have a material impact on our consolidated financial statements.

Recent Accounting Guidance Not Yet Adopted

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2017, and early adoption is not permitted. We anticipate this standard will have a material impact on our consolidated financial statements, and we are currently evaluating its impact.

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

Judgment is also required to assess whether future releases of certain software represent new products or upgrades and enhancements to existing products. Certain volume licensing arrangements include a perpetual license for current products combined with rights to receive unspecified future versions of software products and are accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the coverage period.

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

PART I

Item 2

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

PART I

Item 2, 3

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

PART I

Item 3, 4

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

The following table sets forth the one-day VaR for substantially all of our positions as of September 30, 2014 and June 30, 2014 and for the three months ended September 30, 2014:

(In millions)

	September 30, 2014	June 30, 2014	Three Months Ended September 30, 2014

Risk Categories			Average	High	Low

Foreign currency	$ 134	$179	$ 171	$189	$134
Interest rate	$ 63	$73	$ 68	$74	$63
Equity	$ 162	$176	$ 167	$178	$159
Commodity	$ 16	$17	$ 17	$17	$16

Total one-day VaR for the combined risk categories was $275 million at September 30, 2014 and $333 million at June 30, 2014. The total VaR is 27% less at September 30, 2014, and 25% less at June 30, 2014, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Competition in the technology sector

Our competitors range in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower product lines may let them be more effective in deploying technical, marketing, and financial resources. Barriers to entry in our businesses are low and software products can be distributed broadly and quickly at relatively low cost. Many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Our ability to remain competitive depends on our success in making innovative products, devices, and services that appeal to businesses and consumers.

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

•

A competing vertically-integrated model, in which a single firm controls the software and hardware elements of a product and related services, has succeeded with some consumer products such as personal computers, tablets, phones, gaming consoles, and digital music players. Competitors pursuing this model also earn revenue from services integrated with the hardware and software platform. We also offer some vertically-integrated hardware and software products and services; however, our competitors in smartphones and tablets have established significantly larger user bases. Shifting a portion of our business to a vertically integrated model will increase our cost of revenue and reduce our operating margins.

•

We derive substantial revenue from licenses of Windows operating systems on personal computers. We face significant competition from competing platforms developed for new devices and form factors such as smartphones and tablet computers. These devices compete on multiple bases including price and the perceived utility of the device and its platform. Users are increasingly turning to these devices to perform functions that in the past were performed by personal computers. Even if many users view these devices as complementary to a personal computer, the prevalence of these devices may make it more difficult to attract application developers to our PC operating system platforms. Competing with operating systems licensed at low or no cost may decrease our PC operating system margins. In addition, Surface competes with products made by our OEM partners, which may affect their commitment to our platform.

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

PART II

Item 1A

•

Competing platforms have application marketplaces (sometimes referred to as “stores”) with scale and significant installed bases. The variety and utility of applications available on a platform is important to device purchasing decisions. Users incur costs to move data and buy new applications when switching platforms. To compete, we must successfully enlist developers to write applications for our marketplace and ensure that these applications have high quality, customer appeal, and value. Efforts to compete with competitors’ application marketplaces may increase our cost of revenue and lower our operating margins.

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

•

Some companies compete with us using an open source business model by modifying and then distributing open source software at nominal cost to end-users, and earning revenue on advertising or complementary services and products. These firms do not bear the full costs of research and development for the software. Some open source software vendors develop software that mimics the features and functionality of our products.

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

It is uncertain whether our strategies will attract the users or generate the revenue required to succeed. If we are not effective in executing organizational changes to increase efficiency and accelerate innovation, or if we fail to generate sufficient usage of our new products and services, we may not grow revenue in line with the infrastructure and development investments described above. This may negatively impact gross margins and operating income.

PART II

Item 1A

We make significant investments in new products and services that may not be profitable.    We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, the Windows Store, the Microsoft Azure Services platform, Office 365, other cloud-based services offerings, and the Xbox entertainment platform. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment including PCs, tablets, phones, and gaming devices. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically.

Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business.    We expect to continue making acquisitions or entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions involve significant challenges and risks including that the transaction does not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating new employees, business systems, and technology, or that the transaction distracts management from our other businesses. The success of these transactions will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition.

In April 2014, we acquired from Nokia substantially all of its NDS business to accelerate our growth in phones and support the entire Windows ecosystem. We may not realize all of the anticipated financial and other benefits from this transaction, including operating efficiencies and cost savings. We may not be successful in developing a vibrant and competitive ecosystem for Windows-based phones that combines differentiated hardware, software, services, and third-party applications. We may not achieve mobile phone market share targets. We may see lower than expected growth rates for the phone markets. The mix of premium and lower-cost devices we sell may put downward pressure on prices or margins. We may not be effective in executing the restructuring we announced in July 2014 or otherwise integrating the NDS business with Microsoft’s ongoing operations, including matching manufacturing capacity to demand. Existing Microsoft smart device original equipment manufacturers may respond negatively to the changes in our business or the new competitive environment.

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

PART II

Item 1A

We may not earn the revenues we expect from our intellectual property rights.

We may not be able to adequately protect our intellectual property rights

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

We may not receive expected royalties from our patent licenses

We expend significant resources to patent the intellectual property we create with the expectation that we will generate revenues by incorporating that intellectual property in our products or services or, in some instances, by licensing our patents to others in return for a royalty. Changes in the law, including legislative changes, and regulatory actions may weaken our ability to collect revenue for licensing our patents. Similarly, licensees of our patents may fail to satisfy their obligations to pay us royalties, or may contest the scope and extent of their obligations.

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

Security of Microsoft’s information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers, and sophisticated organizations including state-sponsored organizations, may take steps that pose threats to our customers and our IT. They may develop and deploy malicious software to attack our products and services and gain access to our networks and datacenters, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems, and those of our partners and customers. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.

PART II

Item 1A

In addition, our internal IT environment continues to evolve. Often we are early adopters of new devices and technologies. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. Our business policies and internal security controls may not keep pace with these changes as new threats emerge.

Security of our products, services, devices, and customers’ data

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

To defend against security threats, both to our internal IT systems and those of our customers, we must continuously engineer more secure products and services, enhance security and reliability features, improve the deployment of software updates to address security vulnerabilities, develop mitigation technologies that help to secure customers from attacks even when software updates are not deployed, maintain the digital security infrastructure that protects the integrity of our network, products, and services, and provide customers security tools such as firewalls and anti-virus software.

The cost of these steps could reduce our operating margins. If we fail to do these things well, actual or perceived security vulnerabilities in our products and services could harm our reputation and lead customers to reduce or delay future purchases of products or subscriptions to services, or to use competing products or services. Customers may also spend more on protecting their existing computer systems from attack, which could delay adoption of additional products or services. Customers may fail to update their systems, continue to run software or operating systems we no longer support, or may fail timely to install security patches. Any of these actions by customers could adversely affect our revenue. Actual or perceived vulnerabilities may lead to claims against us. Although our license agreements typically contain provisions that eliminate or limit our exposure to liability, there is no assurance these provisions will withstand legal challenges. Legislative or regulatory action in these areas may increase the costs to develop, implement, or secure our products and services.

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

We may have outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Exchange Online, Office 365, SharePoint Online, OneDrive, Skype, Xbox

PART II

Item 1A

Live, Microsoft Azure, Outlook.com, Microsoft Office Web Apps, Windows Stores, and Microsoft Account services. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third-parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

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

The European Commission (“the Commission”) closely scrutinizes the design of high-volume Microsoft products and the terms on which we make certain technologies used in these products, such as file formats, programming interfaces, and protocols, available to other companies. In 2004, the Commission ordered us to create new versions of our Windows operating system that do not include certain multimedia technologies and to provide our competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. In 2009, the Commission accepted a set of commitments offered by Microsoft to address the Commission’s concerns relating to competition in web browsing software, including an undertaking to address Commission concerns relating to interoperability. These obligations may limit our ability to innovate in Windows or other products in the future, diminish the developer appeal of the Windows platform, and increase our product development costs. The availability of licenses related to protocols and file formats may enable competitors to develop software products that better mimic the functionality of our products, which could hamper sales of our products.

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

•

We are subject to a variety of ongoing commitments because of court or administrative orders, consent decrees, or other voluntary actions we have taken. If we fail to comply with these commitments, we may incur litigation costs and be subject to substantial fines or other remedial actions.

Our international operations subject us to potential liability under anti-corruption, trade protection, and other laws and regulations.    The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we receive inquiries from authorities in the U.S. and elsewhere about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside the U.S. may be affected by changes in

PART II

Item 1A

trade protection laws, policies, and measures, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we sell goods or services in violation of U.S. trade sanctions on countries such as Iran, North Korea, Cuba, Sudan, and Syria.

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

We may have additional tax liabilities.    We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods in which that determination is made.

We earn a significant amount of our operating income from outside the U.S., and any repatriation of funds currently held in foreign jurisdictions to the U.S. may result in higher effective tax rates for the company. In addition, there have been proposals from Congress to change U.S. tax laws that would significantly impact how U.S. multinational corporations are taxed on foreign earnings. Although we cannot predict whether or in what form any proposed legislation may pass, if enacted, it could have a material adverse impact on our tax expense and cash flows.

Our hardware and software products may experience quality or supply problems.    Our vertically-integrated hardware products such as Xbox consoles, Surface devices, Lumia phones, and other devices we design, manufacture, and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or address such issues through design, testing, or warranty repairs. We acquire some device components from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us. If a component from a sole-source supplier is delayed or becomes unavailable, whether because of supplier capacity constraint or industry shortages, we may not obtain timely replacement supplies, resulting in reduced sales. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox consoles, Surface devices, and Lumia phones are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

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

Our global business exposes us to operational and economic risks.    Our customers are located in over 200 countries and a significant part of our revenue comes from international sales. The global nature of our business creates operational and economic risks. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Although we hedge a portion of our international currency exposure, significant fluctuations in exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenue. Competitive or regulatory pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the U.S. and other countries.

Catastrophic events or geo-political conditions may disrupt our business.    A disruption or failure of our systems or operations because of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Seattle, Washington area, and we have other business operations in the Silicon Valley area of California, both of which are seismically active regions. A catastrophic event that results in the destruction or disruption of any of our critical business or IT systems could harm our ability to conduct normal business operations. Providing our customers with more services and solutions in the cloud puts a premium on the resilience of our systems and strength of our business continuity management plans, and magnifies the potential impact of prolonged service outages on our operating results.

Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers, and may cause supply chain disruptions for hardware manufacturers, either of which may adversely affect our revenue. The long-term effects of climate change on the global economy or the IT industry in particular are unclear. Environmental regulations or changes in the supply, demand or available sources of energy or other natural resources may affect the availability or cost of goods and services, including natural resources, necessary to run our business. Changes in weather where we operate may increase the costs of powering and cooling computer hardware we use to develop software and provide cloud-based services.

Adverse economic or market conditions may harm our business.    Worsening economic conditions, including inflation, recession, or other changes in economic conditions, may cause lower IT spending and adversely affect our revenue. If demand for PCs, servers, and other computing devices declines, or consumer or business spending for those products declines, our revenue will be adversely affected. Substantial revenue comes from our U.S. government contracts. An extended federal government shutdown resulting from failing to pass budget appropriations, adopt continuing funding resolutions or raise the debt ceiling, and other budgetary decisions limiting or delaying federal government spending, could reduce government IT spending on our products and services and adversely affect our revenue.

Our product distribution system relies on an extensive partner and retail network. OEMs building devices that run our software have also been a significant means of distribution. The impact of economic conditions on our partners, such as the bankruptcy of a major distributor, OEM, or retailer, could cause sales channel disruption.

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

PART II

Item 2, 6

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

July 1, 2014 – July 31, 2014	0	$ 00.00	0	$ 35,092
August 1, 2014 – August 31, 2014	7,070,096	$ 44.30	7,070,096	$ 34,778
September 1, 2014 – September 30, 2014	36,366,684	$ 46.38	36,366,684	$ 33,092

	43,436,780		43,436,780

During the three months ended September 30, 2014, we repurchased 43 million shares of our common stock for $2.0 billion under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of September 30, 2014, $33.1 billion remained of the $40.0 billion share repurchase program. All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.

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

October 23, 2014