Form 10-Q
period 2014-12-31
MICROSOFT CORP
filed 2015-01-26
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2014

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 22, 2015

Common Stock, $0.00000625 par value per share	8,203,785,341 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2014

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Revenue	$26,470	$24,519	$49,671	$43,048
Cost of revenue	10,136	8,322	18,409	13,467

Gross margin	16,334	16,197	31,262	29,581
Research and development	2,903	2,748	5,968	5,515
Sales and marketing	4,315	4,283	8,043	7,587
General and administrative	1,097	1,197	2,248	2,176
Integration and restructuring	243	0	1,383	0

Operating income	7,776	7,969	13,620	14,303
Other income (expense), net	74	(91)	126	(17)

Income before income taxes	7,850	7,878	13,746	14,286
Provision for income taxes	1,987	1,320	3,343	2,484

Net income	$5,863	$6,558	$10,403	$11,802

Earnings per share:
Basic	$0.71	$0.79	$1.26	$1.42
Diluted	$0.71	$0.78	$1.25	$1.40

Weighted average shares outstanding:
Basic	8,228	8,326	8,238	8,333
Diluted	8,297	8,395	8,321	8,423

Cash dividends declared per common share	$0.31	$0.28	$0.62	$0.56

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Net income	$5,863	$6,558	$10,403	$11,802
Other comprehensive income (loss):
Net unrealized gains on derivatives (net of tax effects of $6, $1, $10, and $(2))	247	43	566	17
Net unrealized gains (losses) on investments (net of tax effects of $(124), $245, $(226), and $737)	(231)	482	(420)	1,434
Translation adjustments and other (net of tax effects of $(211), $11, $(258), and $44)	(390)	21	(471)	83

Other comprehensive income (loss)	(374)	546	(325)	1,534

Comprehensive income	$5,489	$7,104	$10,078	$13,336

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	December 31, 2014	June 30, 2014

Assets
Current assets:
Cash and cash equivalents	$6,426	$8,669
Short-term investments (including securities loaned of $414 and $541)	83,823	77,040

Total cash, cash equivalents, and short-term investments	90,249	85,709
Accounts receivable, net of allowance for doubtful accounts of $288 and $301	16,186	19,544
Inventories	2,053	2,660
Deferred income taxes	1,701	1,941
Other	6,173	4,392

Total current assets	116,362	114,246
Property and equipment, net of accumulated depreciation of $16,192 and $14,793	13,607	13,011
Equity and other investments	12,665	14,597
Goodwill	21,855	20,127
Intangible assets, net	7,299	6,981
Other long-term assets	3,060	3,422

Total assets	$174,848	$172,384

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,932	$7,432
Short-term debt	8,299	2,000
Current portion of long-term debt	1,749	0
Accrued compensation	3,479	4,797
Income taxes	711	782
Short-term unearned revenue	19,192	23,150
Securities lending payable	430	558
Other	6,623	6,906

Total current liabilities	47,415	45,625
Long-term debt	18,260	20,645
Long-term unearned revenue	2,051	2,008
Deferred income taxes	2,820	2,728
Other long-term liabilities	12,423	11,594

Total liabilities	82,969	82,600

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,218 and 8,239	68,765	68,366
Retained earnings	19,731	17,710
Accumulated other comprehensive income	3,383	3,708

Total stockholders’ equity	91,879	89,784

Total liabilities and stockholders’ equity	$174,848	$172,384

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Operations
Net income	$5,863	$6,558	$10,403	$11,802
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	1,521	1,261	2,949	2,215
Stock-based compensation expense	633	591	1,279	1,226
Net recognized losses (gains) on investments and derivatives	(179)	47	(124)	140
Excess tax benefits from stock-based compensation	(22)	(20)	(524)	(225)
Deferred income taxes	314	(176)	615	228
Deferral of unearned revenue	10,200	9,845	18,222	17,281
Recognition of unearned revenue	(11,495)	(10,578)	(22,138)	(20,255)
Changes in operating assets and liabilities:
Accounts receivable	(3,378)	(4,875)	3,249	1,742
Inventories	1,070	1,029	587	362
Other current assets	(159)	(95)	(439)	(651)
Other long-term assets	170	(315)	449	(396)
Accounts payable	137	602	(522)	326
Other current liabilities	(986)	388	(2,152)	(867)
Other long-term liabilities	651	151	840	(310)

Net cash from operations	4,340	4,413	12,694	12,618

Financing
Proceeds from issuance of short-term debt, maturities of 90 days or less, net	4,798	(712)	7,797	0
Proceeds from issuance of debt	0	8,262	0	8,850
Repayments of debt	0	(588)	(1,500)	(1,588)
Common stock issued	121	117	337	320
Common stock repurchased	(2,145)	(2,113)	(5,033)	(4,301)
Common stock cash dividends paid	(2,547)	(2,332)	(4,854)	(4,248)
Excess tax benefits from stock-based compensation	22	20	524	225
Other	285	(39)	285	(39)

Net cash from (used in) financing	534	2,615	(2,444)	(781)

Investing
Additions to property and equipment	(1,490)	(1,732)	(2,772)	(2,963)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(2,794)	(139)	(2,935)	(154)
Purchases of investments	(19,167)	(13,126)	(43,252)	(27,894)
Maturities of investments	2,389	1,451	4,082	1,798
Sales of investments	16,108	12,354	32,553	23,471
Securities lending payable	238	167	(129)	103

Net cash used in investing	(4,716)	(1,025)	(12,453)	(5,639)

Effect of exchange rates on cash and cash equivalents	(34)	33	(40)	57

Net change in cash and cash equivalents	124	6,036	(2,243)	6,255
Cash and cash equivalents, beginning of period	6,302	4,023	8,669	3,804

Cash and cash equivalents, end of period	$6,426	$10,059	$6,426	$10,059

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Common stock and paid-in capital
Balance, beginning of period	$68,362	$67,230	$68,366	$67,306
Common stock issued	121	117	337	320
Common stock repurchased	(376)	(486)	(1,744)	(1,607)
Stock-based compensation expense	633	591	1,279	1,226
Stock-based compensation income tax benefits	23	21	525	226
Other, net	2	3	2	5

Balance, end of period	68,765	67,476	68,765	67,476

Retained earnings
Balance, beginning of period	18,051	11,680	17,710	9,895
Net income	5,863	6,558	10,403	11,802
Common stock cash dividends	(2,534)	(2,319)	(5,093)	(4,656)
Common stock repurchased	(1,649)	(1,572)	(3,289)	(2,694)

Balance, end of period	19,731	14,347	19,731	14,347

Accumulated other comprehensive income
Balance, beginning of period	3,757	2,731	3,708	1,743
Other comprehensive income (loss)	(374)	546	(325)	1,534

Balance, end of period	3,383	3,277	3,383	3,277

Total stockholders’ equity	$91,879	$85,100	$91,879	$85,100

See accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

We prepared our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2014 Form 10-K filed with the U.S. Securities and Exchange Commission on July 31, 2014.

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

Recent Accounting Guidance

Recent accounting guidance not yet adopted

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2017, and early adoption is not permitted. We anticipate this standard will have a material impact on our consolidated financial statements, and we are currently evaluating its impact.

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

The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Net income available for common shareholders (A)	$5,863	$6,558	$10,403	$11,802

Weighted average outstanding shares of common stock (B)	8,228	8,326	8,238	8,333
Dilutive effect of stock-based awards	69	69	83	90

Common stock and common stock equivalents (C)	8,297	8,395	8,321	8,423

Earnings Per Share

Basic (A/B)	$0.71	$0.79	$1.26	$1.42
Diluted (A/C)	$0.71	$0.78	$1.25	$1.40

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Dividends and interest income	$183	$219	$408	$398
Interest expense	(162)	(135)	(323)	(253)
Net recognized gains on investments	317	70	396	63
Net losses on derivatives	(138)	(117)	(272)	(203)
Net gains (losses) on foreign currency remeasurements	83	(17)	161	9
Other	(209)	(111)	(244)	(31)

Total	$74	$(91)	$126	$(17)

Following are details of net recognized gains on investments during the periods reported:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Other-than-temporary impairments of investments	$(26)	$(30)	$(35)	$(66)
Realized gains from sales of available-for-sale securities	421	144	539	258
Realized losses from sales of available-for-sale securities	(78)	(44)	(108)	(129)

Total	$317	$70	$396	$63

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives but excluding held-to-maturity investments, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

December 31, 2014

Cash	$4,468	$0	$0	$4,468	$4,468	$0	$0
Mutual funds	651	0	0	651	651	0	0
Commercial paper	144	0	0	144	94	50	0
Certificates of deposit	1,248	0	0	1,248	1,006	242	0
U.S. government and agency securities	68,347	39	(70)	68,316	201	68,115	0
Foreign government bonds	5,162	5	(22)	5,145	0	5,145	0
Mortgage- and asset-backed securities	2,848	28	(3)	2,873	0	2,873	0
Corporate notes and bonds	6,918	135	(49)	7,004	6	6,998	0
Municipal securities	286	54	0	340	0	340	0
Common and preferred stock	6,865	4,982	(283)	11,564	0	0	11,564
Other investments	810	0	0	810	0	60	750

Total	$97,747	$5,243	$(427)	$102,563	$6,426	$83,823	$12,314

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2014

Cash	$4,980	$0	$0	$4,980	$4,980	$0	$0
Mutual funds	590	0	0	590	590	0	0
Commercial paper	189	0	0	189	89	100	0
Certificates of deposit	1,197	0	0	1,197	865	332	0
U.S. government and agency securities	66,952	103	(29)	67,026	109	66,917	0
Foreign government bonds	3,328	17	(10)	3,335	2,027	1,308	0
Mortgage- and asset-backed securities	1,048	31	(2)	1,077	0	1,077	0
Corporate notes and bonds	6,788	190	(9)	6,969	9	6,960	0
Municipal securities	287	45	0	332	0	332	0
Common and preferred stock	6,785	5,207	(81)	11,911	0	0	11,911
Other investments	1,164	0	0	1,164	0	14	1,150

Total	$93,308	$5,593	$(131)	$98,770	$8,669	$77,040	$13,061

In addition to the investments in the table above, we also own corporate notes that were purchased in connection with our agreement to lend $2.0 billion to the group that completed their acquisition of Dell on October 29, 2013. These corporate notes are classified as held-to-maturity investments and are included in equity and other investments on the balance sheet. The corporate notes are due October 31, 2023, and are measured at fair value on a non-recurring basis. As of December 31, 2014, the amortized cost, recorded basis, and estimated fair value of these corporate notes were $351 million, $351 million, and $429 million, respectively, while their associated gross unrealized holding gains were $78 million. As of June 30, 2014, the amortized cost, recorded basis, and estimated fair value of these corporate notes was $1.5 billion, $1.5 billion, and $1.7 billion, respectively, while their associated gross unrealized holding gains were $164 million.

PART I

Item 1

As of December 31, 2014 and June 30, 2014, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $550 million and $520 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2014

U.S. government and agency securities	$29,604	$(37)	$563	$(33)	$30,167	$(70)
Foreign government bonds	3,724	(10)	28	(12)	3,752	(22)
Mortgage- and asset-backed securities	1,529	(2)	27	(1)	1,556	(3)
Corporate notes and bonds	2,717	(41)	243	(8)	2,960	(49)
Common and preferred stock	1,319	(234)	146	(49)	1,465	(283)

Total	$38,893	$(324)	$1,007	$(103)	$39,900	$(427)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2014

U.S. government and agency securities	$4,161	$(29)	$850	$0	$5,011	$(29)
Foreign government bonds	566	(4)	21	(6)	587	(10)
Mortgage- and asset-backed securities	120	0	61	(2)	181	(2)
Corporate notes and bonds	1,154	(8)	34	(1)	1,188	(9)
Common and preferred stock	463	(48)	257	(33)	720	(81)

Total	$6,464	$(89)	$1,223	$(42)	$7,687	$(131)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of December 31, 2014.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

December 31, 2014

Due in one year or less	$29,985	$29,998
Due after one year through five years	50,792	50,822
Due after five years through 10 years	2,719	2,710
Due after 10 years	1,457	1,540

Total	$84,953	$85,070

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of December 31, 2014 and June 30, 2014, the total notional amounts of these foreign exchange contracts sold were $7.5 billion and $4.9 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of December 31, 2014 and June 30, 2014, the total notional amounts of these foreign exchange contracts sold were $5.0 billion and $3.1 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in exchange rates on accounts receivable, cash, and intercompany positions, and to manage other foreign currency exposures. As of December 31, 2014, the total notional amounts of these foreign exchange contracts purchased and sold were $9.5 billion and $9.2 billion, respectively. As of June 30, 2014, the total notional amounts of these foreign exchange contracts purchased and sold were $6.2 billion and $8.5 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of December 31, 2014, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.5 billion and $1.9 billion, respectively, of which $483 million and $550 million, respectively, were designated as hedging instruments. As of June 30, 2014, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.9 billion and $1.9 billion, respectively, of which $362 million and $420 million, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of December 31, 2014, the total notional amounts of fixed-interest rate contracts purchased and sold were $3.0 billion and $2.8 billion, respectively. As of June 30, 2014, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.7 billion and $936 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of December 31, 2014 and June 30, 2014, the total notional derivative amounts of mortgage contracts purchased were $953 million and $1.1 billion, respectively.

PART I

Item 1

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of December 31, 2014, the total notional amounts of credit contracts purchased and sold were $828 million and $492 million, respectively. As of June 30, 2014, the total notional amounts of credit contracts purchased and sold were $550 million and $440 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of December 31, 2014, the total notional amounts of commodity contracts purchased and sold were $1.1 billion and $338 million, respectively. As of June 30, 2014, the total notional amounts of commodity contracts purchased and sold were $1.4 billion and $408 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2014, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

	December 31, 2014				June 30, 2014

	Assets			Liabilities	Assets			Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$104	$238	$0	$(302)	$10	$39	$0	$(97)
Equity contracts	151	0	0	(34)	177	0	0	(21)
Interest rate contracts	12	0	0	(25)	17	0	0	(12)
Credit contracts	24	0	0	(13)	24	0	0	(13)
Commodity contracts	0	0	0	0	15	0	0	(1)

Total	$291	$238	$0	$(374)	$243	$39	$0	$(144)

Designated Hedge Derivatives

Foreign exchange contracts	$193	$590	$0	$0	$1	$70	$0	$(15)
Equity contracts	0	0	48	(134)	0	0	7	(125)

Total	$193	$590	$48	$(134)	$1	$70	$7	$(140)

Total gross amounts of derivatives	$484	$828	$48	$(508)	$244	$109	$7	$(284)

Gross derivatives either offset or subject to an enforceable master netting agreement	$365	$828	$48	$(508)	$99	$109	$7	$(284)
Gross amounts of derivatives offset in the balance sheet	(99)	(271)	(48)	418	(77)	(71)	(7)	155

Net amounts presented in the balance sheet	266	557	0	(90)	22	38	0	(129)
Gross amounts of derivatives not offset in the balance sheet	0	0	0	0	0	0	0	0
Cash collateral received	0	0	0	(285)	0	0	0	0

Net amount	$266	$557	$0	$(375)	$22	$38	$0	$(129)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense) the following gains (losses) on contracts designated as fair-value hedges and their related hedged items:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Foreign Exchange Contracts

Derivatives	$381	$73	$622	$59
Hedged items	(382)	(74)	(624)	(61)

Total amount of ineffectiveness	$(1)	$(1)	$(2)	$(2)

Equity Contracts

Derivatives	$18	$(10)	$(63)	$(10)
Hedged items	(18)	10	63	10

Total amount of ineffectiveness	$0	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$(9)	$(26)	$(13)	$(26)

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Effective Portion

Gains recognized in OCI (net of tax effects of $8, $2, $12, and $0)	$357	$67	$692	$59
Gains reclassified from AOCI into revenue	112	25	128	44

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense)	(74)	(40)	(142)	(120)

We estimate that $478 million of net derivative gains included in AOCI at December 31, 2014 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended December 31, 2014.

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

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Foreign exchange contracts	$28	$60	$(205)	$74
Equity contracts	(24)	(41)	(14)	(46)
Interest-rate contracts	24	(13)	18	0
Credit contracts	1	4	(4)	3
Commodity contracts	(106)	0	(217)	11

Total	$(77)	$10	$(422)	$42

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

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, common and preferred stock, mortgage-backed and asset-backed securities, certificates of deposit, and foreign government bonds. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

December 31, 2014

Assets

Mutual funds	$651	$0	$0	$651	$0	$651
Commercial paper	0	144	0	144	0	144
Certificates of deposit	0	1,248	0	1,248	0	1,248
U.S. government and agency securities	67,714	604	0	68,318	0	68,318
Foreign government bonds	131	4,816	0	4,947	0	4,947
Mortgage- and asset-backed securities	0	2,870	0	2,870	0	2,870
Corporate notes and bonds	0	6,877	0	6,877	0	6,877
Municipal securities	0	340	0	340	0	340
Common and preferred stock	8,915	2,084	14	11,013	0	11,013
Derivatives	4	1,308	48	1,360	(418)	942

Total	$77,415	$20,291	$62	$97,768	$(418)	$97,350

Liabilities

Derivatives and other	$17	$357	$134	$508	$(418)	$90

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2014

Assets

Mutual funds	$590	$0	$0	$590	$0	$590
Commercial paper	0	189	0	189	0	189
Certificates of deposit	0	1,197	0	1,197	0	1,197
U.S. government and agency securities	66,288	745	0	67,033	0	67,033
Foreign government bonds	139	3,210	0	3,349	0	3,349
Mortgage- and asset-backed securities	0	1,073	0	1,073	0	1,073
Corporate notes and bonds	0	6,805	0	6,805	0	6,805
Municipal securities	0	332	0	332	0	332
Common and preferred stock	9,552	1,825	14	11,391	0	11,391
Derivatives	5	348	7	360	(155)	205

Total	$76,574	$15,724	$21	$92,319	$(155)	$92,164

Liabilities

Derivatives and other	$5	$153	$126	$284	$(155)	$129

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

(In millions)

December 31, 2014		June 30, 2014

Net fair value of assets measured at fair value on a recurring basis	$97,350	$92,164
Cash	4,468	4,980
Common and preferred stock measured at fair value on a nonrecurring basis	550	520
Other investments measured at fair value on a nonrecurring basis	750	1,150
Less derivative net assets classified as other current assets	(557)	(38)
Other	2	(6)

Recorded basis of investment components	$102,563	$98,770

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended December 31, 2014 and 2013, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

December 31, 2014		June 30, 2014

Raw materials	$681	$944
Work in process	260	266
Finished goods	1,112	1,450

Total	$2,053	$2,660

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

The purchase price allocation as of December 31, 2014 and June 30, 2014, was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed become available. The allocation of purchase price to goodwill was revised as of December 31, 2014. Goodwill was reduced by $29 million, due to revisions that decreased the acquisition date fair value of other current assets by $14 million, other long-term assets by $7 million, long-term liabilities by $27 million, and the purchase price by $23 million. The adjustments did not have a material effect on our current or prior period consolidated financial statements.

PART I

Item 1

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Cash	$1,503
Accounts receivable (a)	754
Inventories	544
Other current assets	946
Property and equipment	981
Intangible assets	4,509
Goodwill (b)	5,429
Other	242
Current liabilities	(4,576)
Long-term liabilities	(890)

Total purchase price	$9,442

(a)	Gross accounts receivable is $901 million, of which $147 million is expected to be uncollectible.

(b)	Goodwill was assigned to our Phone Hardware segment. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of NDS.

Mojang Synergies AB

On November 6, 2014, we acquired Mojang Synergies AB (“Mojang”), the Swedish video game developer of the Minecraft gaming franchise, for $2.5 billion in cash, net of cash acquired. The addition of Minecraft and its community enhances our gaming portfolio across Windows, Xbox, and other ecosystems and devices outside our own. Our purchase price allocation is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available, including additional information relating to tax matters and finalization of our valuation of identified intangible assets.

The significant classes of assets and liabilities to which we preliminarily allocated the purchase price were goodwill of $1.8 billion and identifiable intangible assets of $916 million, primarily marketing-related (trade names). The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth, and is not expected to be deductible for tax purposes. We assigned the goodwill to our D&C Other segment. Identifiable intangible assets were assigned a total weighted-average amortization period of 6.4 years. Mojang has been included in our consolidated results of operations since the acquisition date.

Other

During the six months ended December 31, 2014, we completed seven additional acquisitions for total cash consideration of $422 million. These entities have been included in our consolidated results of operations since their respective acquisition dates.

Pro forma results of operations for Mojang and our other acquisitions during the current period have not been presented because the effects of these business combinations, individually and in aggregate, were not material to our consolidated results of operations.

PART I

Item 1

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)		June 30, 2014	Acquisitions	Other	December 31, 2014

Devices and Consumer	Licensing	$868	$4	$0	$872
	Hardware:
	Computing and Gaming Hardware	1,698	0	(38)	1,660
	Phone Hardware	5,354	0	(90)	5,264

	Total Devices and Consumer Hardware	7,052	0	(128)	6,924
	Other	738	1,772	(101)	2,409

	Total Devices and Consumer	8,658	1,776	(229)	10,205

Commercial	Licensing	10,058	0	(137)	9,921
	Other	1,411	323	(5)	1,729

	Total Commercial	11,469	323	(142)	11,650

Total goodwill		$20,127	$2,099	$(371)	$21,855

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

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2014			June 30, 2014

Technology-based (a)	$6,911	$(3,028)	$3,883	$6,440	$(2,615)	$3,825
Marketing-related	2,028	(435)	1,593	1,518	(324)	1,194
Contract-based	2,265	(797)	1,468	2,266	(716)	1,550
Customer-related	775	(420)	355	732	(320)	412

Total	$11,979	$(4,680)	$7,299	$10,956	$(3,975)	$6,981

(a)

Technology-based intangible assets included $43 million and $98 million as of December 31, 2014 and June 30, 2014, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $329 million and $701 million for the three and six months ended December 31, 2014, respectively, and $166 million and $328 million for the three and six months ended December 31, 2013, respectively. Amortization of capitalized software was $15 million and $55 million for the three and six months ended December 31, 2014, respectively, and $50 million and $96 million for the three and six months ended December 31, 2013, respectively.

PART I

Item 1

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2014:

(In millions)

Year Ending June 30,

2015 (excluding the six months ended December 31, 2014)	$683
2016	1,233
2017	978
2018	843
2019	759
Thereafter	2,803

Total	$7,299

NOTE 11 — DEBT

As of December 31, 2014, we had $28.3 billion of issued and outstanding debt, comprising $8.3 billion of short-term debt and $20.0 billion of long-term debt, including the current portion. As of June 30, 2014, we had $22.6 billion of issued and outstanding debt, comprising $2.0 billion of short-term debt and $20.6 billion of long-term debt.

Short-term Debt

As of December 31, 2014, we had $8.3 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.11% and maturities ranging from 16 to 89 days. As of June 30, 2014, we had $2.0 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.12% and maturities ranging from 86 to 91 days. The estimated fair value of this commercial paper approximates its carrying value.

In addition to the $5.0 billion credit facility that expires on November 14, 2018, we entered into another $5.0 billion credit facility in November 2014 that expires on November 4, 2015. These credit facilities serve as a back-up for our commercial paper program. As of December 31, 2014, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of December 31, 2014, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $20.0 billion and $21.6 billion, respectively. This is compared to a carrying value and estimated fair value of our long-term debt of $20.6 billion and $21.5 billion, respectively, as of June 30, 2014. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of December 31, 2014 and June 30, 2014:

Due Date	Face Value December 31, 2014	Face Value June 30, 2014	Stated Interest Rate	Effective Interest Rate

		(In millions)

Notes

September 25, 2015	$1,750	$1,750	1.625%	1.795%
February 8, 2016	750	750	2.500%	2.642%
November 15, 2017	600	600	0.875%	1.084%
May 1, 2018	450	450	1.000%	1.106%
December 6, 2018	1,250	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
October 1, 2020	1,000	1,000	3.000%	3.137%
February 8, 2021	500	500	4.000%	4.082%
December 6, 2021 (a)	2,119	2,396	2.125%	2.233%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
December 15, 2023	1,500	1,500	3.625%	3.726%
December 6, 2028 (a)	2,119	2,396	3.125%	3.218%
May 2, 2033 (b)	666	753	2.625%	2.690%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%

Total	$20,104	$20,745

(a)	In December 2013, we issued €3.5 billion of debt securities.

(b)	In April 2013, we issued €550 million of debt securities.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of December 31, 2014 and June 30, 2014, the aggregate unamortized discount for our long-term debt, including the current portion, was $95 million and $100 million, respectively.

NOTE 12 — INCOME TAXES

Our effective tax rate for the three months ended December 31, 2014 and 2013 was 25% and 17%, respectively, and 24% and 17% for the six months ended December 31, 2014 and 2013, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

Tax contingencies and other tax liabilities were $11.3 billion and $10.4 billion as of December 31, 2014 and June 30, 2014, respectively, and are included in other long-term liabilities. This increase relates primarily to current period quarterly growth relating to intercompany transfer pricing adjustments. While we settled a portion of the Internal Revenue Service (“I.R.S.”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of December 31, 2014, the primary unresolved issue relates to transfer pricing which could have a significant adverse impact on our consolidated financial statements if it is not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2014.

PART I

Item 1

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2014, some of which are currently under audit by local tax authorities. Resolution of these audits are not expected to be material to our consolidated financial statements.

NOTE 13 — RESTRUCTURING CHARGES

In July 2014, we announced a restructuring plan to simplify our organization and align NDS with our company’s overall strategy (the “Restructuring Plan”). Pursuant to the Restructuring Plan, we will eliminate up to 18,000 positions in the current fiscal year, including approximately 12,500 professional and factory positions related to the NDS business. The actions associated with the Restructuring Plan are expected to be completed by June 30, 2015.

We incurred restructuring charges of $132 million and $1.2 billion during the three and six months ended December 31, 2014, respectively, including severance expenses and other reorganization costs, primarily associated with our facilities consolidation. As of December 31, 2014, we have notified approximately 17,500 employees of their job elimination, entered into mutually agreed separations, or commenced required consultation processes, and recognized substantially all anticipated severance charges for the 18,000 positions in the Restructuring Plan. We also wrote down the carrying value of certain assets and recognized a restructuring charge relating to the write downs of $56 million and $309 million during the three and six months ended December 31, 2014, respectively. Restructuring charges were included in integration and restructuring expenses in our consolidated income statement, and reflected in Corporate and Other in our table of operating income (loss) by segment group in Note 18 – Segment Information.

During the remainder of fiscal year 2015, we expect to incur additional pre-tax restructuring charges of approximately $200 million, primarily related to asset write-downs and lease termination costs.

Changes in the restructuring liability were as follows:

(In millions)	Severance	Asset Impairments and Other (a)	Total

Restructuring liability as of June 30, 2014	$0	$0	$0
Restructuring charges	739	441	1,180
Cash paid	(521)	(56)	(577)
Other	(15)	(313)	(328)

Restructuring liability as of December 31, 2014	$203	$72	$275

(a)

“Asset Impairments and Other” primarily reflects activities associated with the consolidation of our facilities and manufacturing operations, including asset write-downs of $309 million in the six months ended December 31, 2014, as well as contract termination costs.

NOTE 14 — UNEARNED REVENUE

Unearned revenue by segment was as follows, with segments with significant balances shown separately:

(In millions)

	December 31, 2014	June 30, 2014

Commercial Licensing	$15,776	$19,099
Commercial Other	3,486	3,934
Rest of the segments	1,981	2,125

Total	$21,243	$25,158

PART I

Item 1

NOTE 15 — CONTINGENCIES

Antitrust, Unfair Competition, and Overcharge Class Actions

A large number of antitrust and unfair competition class action lawsuits were filed against us in various state, federal, and Canadian courts on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products between 1999 and 2005.

We obtained dismissals or reached settlements of all claims made in the United States. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. We estimate the total remaining cost of the settlements is approximately $300 million, all of which had been accrued as of December 31, 2014.

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

PART I

Item 1

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

Cases filed by Motorola in Wisconsin, California, and Florida, with the exception of one case in Wisconsin initially stayed and later dismissed without prejudice (a companion case to Motorola’s ITC action), have been transferred to the U.S District Court in Seattle. Motorola and Microsoft both seek damages as well as injunctive relief. The court has stayed these cases in Seattle on agreement of the parties.

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

•

Motorola asserts that one patent covers certain syncing functionality in the ActiveSync protocol employed by Windows Phone 7, Outlook Mobile, Hotmail Mobile, Exchange Online, Exchange Server, and Hotmail Server. In April 2013, the court stayed the case pending the outcome of parallel proceedings in which Microsoft is seeking to invalidate the patent. In November 2013, the Federal Patent Court invalidated the originally issued patent claims, but ruled that certain new amended claims were patentable. Both Motorola and Microsoft appealed. In June 2014, the court reopened infringement proceedings, which are currently stayed.

•	Microsoft may be able to mitigate the adverse impact of any injunction by altering its products to avoid Motorola’s infringement claims.

•	Any damages would be determined in separate proceedings.

In lawsuits Microsoft filed in Germany in 2011 and 2012, Microsoft asserts that Motorola Android devices infringe Microsoft patents and is seeking damages and injunctions. In 2012, regional courts in Germany issued injunctions on three of the Microsoft patents, which Motorola appealed. One judgment has been affirmed on appeal (and Motorola

PART I

Item 1

has further appealed), and the other two appeals are pending (in one of these two cases the asserted patent has expired). An additional infringement proceeding is still pending in the court of first instance. In actions filed separately by Motorola to invalidate these patents, the Federal Patent Court in 2013 and 2014 held the Microsoft patents invalid, and Microsoft appealed. For the cases in which Microsoft obtained injunctions, if Motorola were to prevail following all appeals, Motorola could have a claim against Microsoft for damages caused by an erroneously granted injunction.

IPCom patent litigation

IPCom GmbH & Co. (“IPCom”) is a German company that holds a large portfolio of mobile technology related patents spanning about 170 patent families and addressing a broad range of cellular technologies. IPCom has asserted 19 of these patents in litigation against Nokia and many of the leading cell phone companies and operators. In November 2014, Microsoft and IPCom entered into a standstill agreement staying all of the pending litigation against Microsoft to permit the parties to pursue settlement discussions.

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

In September 2013, defendants in the consolidated cases moved to exclude plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. The motion was heard in December 2013 and January 2014. In March 2014, defendants filed a separate motion to preclude plaintiffs’ general causation testimony on the

PART I

Item 1

ground that it is pre-empted by federal law because the experts challenge the safety of all cellular handsets, including those that comply with the FCC Guidelines. In August 2014, the court granted in part defendants’ motion to exclude plaintiffs’ general causation experts. The court granted an order permitting an interlocutory appeal of its decision in October 2014. In December 2014, the District of Columbia Court of Appeals agreed to hear en banc defendants’ interlocutory appeal challenging the standard for evaluating expert scientific evidence. The appeal is scheduled for argument in May 2015. Trial court proceedings are stayed pending resolution of the appeal.

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

As of December 31, 2014, we had accrued aggregate liabilities of $691 million in other current liabilities and $35 million in other long-term liabilities for all of our legal matters that were contingencies as of that date. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.9 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 16 — STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock through our share repurchase program, during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Shares of common stock repurchased	43	53	86	100
Value of common stock repurchased	$2,000	$2,000	$4,000	$3,500

The above table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. On September 16, 2013, our Board of Directors approved a share repurchase plan authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of December 31, 2014, $31.1 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

PART I

Item 1

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2015

September 16, 2014	$0.31	November 20, 2014	$2,547	December 11, 2014
December 3, 2014	$0.31	February 19, 2015	$2,548	March 12, 2015

Fiscal Year 2014

September 16, 2013	$0.28	November 21, 2013	$2,332	December 12, 2013
November 19, 2013	$0.28	February 20, 2014	$2,322	March 13, 2014

The dividend declared on December 3, 2014 was included in other current liabilities as of December 31, 2014.

PART I

Item 1

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Derivatives

Accumulated other comprehensive income balance, beginning of period	$350	$40	$31	$66
Unrealized gains, net of tax effects of $8, $2, $12, and $0	357	67	692	59

Reclassification adjustments for gains included in revenue	(112)	(25)	(128)	(44)
Tax expense included in provision for income taxes	2	1	2	2

Amounts reclassified from accumulated other comprehensive income	(110)	(24)	(126)	(42)

Net current period other comprehensive income	247	43	566	17

Accumulated other comprehensive income balance, end of period	$597	$83	$597	$83

Investments

Accumulated other comprehensive income balance, beginning of period	$3,342	$2,746	$3,531	$1,794
Unrealized gains (losses), net of tax effects of $(12), $270, $(86), and $760	(24)	527	(162)	1,474

Reclassification adjustments for gains included in other income (expense)	(319)	(70)	(398)	(63)
Tax expense included in provision for income taxes	112	25	140	23

Amounts reclassified from accumulated other comprehensive income	(207)	(45)	(258)	(40)

Net current period other comprehensive income (loss)	(231)	482	(420)	1,434

Accumulated other comprehensive income balance, end of period	$3,111	$3,228	$3,111	$3,228

Translation adjustments and other

Accumulated other comprehensive income (loss) balance, beginning of period	$65	$(55)	$146	$(117)
Translation adjustments and other, net of tax effects of $(211), $11, $(258), and $44	(390)	21	(471)	83

Accumulated other comprehensive loss balance, end of period	$(325)	$(34)	$(325)	$(34)

Accumulated other comprehensive income, end of period	$3,383	$3,277	$3,383	$3,277

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

On April 25, 2014, we acquired substantially all of NDS. See Note 8 – Business Combinations for additional details. NDS has been included in our consolidated results of operations since the acquisition date. We report the financial performance of the acquired business in our Phone Hardware segment. Prior to the acquisition of NDS, financial results associated with our joint strategic initiatives with Nokia were reflected in our D&C Licensing segment. The contractual relationship with Nokia related to those initiatives ended in conjunction with the acquisition.

PART I

Item 1

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

•

D&C Other, comprising: Resale, including Windows Store, Xbox Live transactions, and Windows Phone Store; search advertising; display advertising; Office 365 Consumer, comprising Office 365 Home and Office 365 Personal; Studios, comprising first-party video games; Mojang; non-Microsoft products sold in our retail stores; and certain other consumer products and services not included in the categories above.

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

PART I

Item 1

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

Segment revenue and gross margin were as follows during the periods presented:

(In millions)		Three Months Ended December 31,		Six Months Ended December 31,

		2014	2013	2014	2013

Revenue

Devices and Consumer	Licensing	$4,167	$5,544	$8,260	$10,028
	Hardware:
	Computing and Gaming Hardware	3,997	4,470	6,450	5,879
	Phone Hardware	2,284	0	4,893	0

	Total Devices and Consumer Hardware	6,281	4,470	11,343	5,879
	Other	2,436	1,874	4,245	3,428

	Total Devices and Consumer	12,884	11,888	23,848	19,335

Commercial	Licensing	10,679	10,906	20,552	20,517
	Other	2,593	1,780	5,000	3,382

	Total Commercial	13,272	12,686	25,552	23,899

Corporate and Other		314	(55)	271	(186)

Total revenue		$26,470	$24,519	$49,671	$43,048

Gross Margin

Devices and Consumer	Licensing	$3,876	$4,981	$7,694	$8,901
	Hardware:
	Computing and Gaming Hardware	460	411	939	616
	Phone Hardware	331	0	809	0

	Total Devices and Consumer Hardware	791	411	1,748	616
	Other	550	387	862	711

	Total Devices and Consumer	5,217	5,779	10,304	10,228

Commercial	Licensing	9,926	10,080	19,026	18,885
	Other	900	415	1,705	689

	Total Commercial	10,826	10,495	20,731	19,574

Corporate and Other		291	(77)	227	(221)

Total gross margin		$16,334	$16,197	$31,262	$29,581

PART I

Item 1

Following is operating expenses by segment group. As discussed above, we do not allocate operating expenses to our segments.

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Devices and Consumer	$3,324	$3,178	$6,383	$5,466
Commercial	4,300	4,189	8,333	8,211
Corporate and Other	691	861	1,543	1,601

Total segment operating expenses	8,315	8,228	16,259	15,278
Integration and restructuring	243	0	1,383	0

Total operating expenses	$8,558	$8,228	$17,642	$15,278

Following is operating income (loss) by segment group.

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Devices and Consumer	$1,893	$2,601	$3,921	$4,762
Commercial	6,526	6,306	12,398	11,363
Corporate and Other	(643)	(938)	(2,699)	(1,822)

Total operating income	$7,776	$7,969	$13,620	$14,303

Corporate and Other operating income includes adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Corporate and Other activity was as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Corporate (a)(b)	$(889)	$(854)	$(2,823)	$(1,599)
Other (adjustments to U.S. GAAP):
Revenue reconciling amounts (c)	314	(55)	271	(186)
Cost of revenue reconciling amounts	(23)	(22)	(44)	(35)
Operating expenses reconciling amounts	(45)	(7)	(103)	(2)

Total Corporate and Other	$(643)	$(938)	$(2,699)	$(1,822)

(a)	Corporate is presented on the basis of our internal accounting policies and excludes the adjustments to U.S. GAAP that are presented separately in those line items.

(b)	Corporate for the three and six months ended December 31, 2014 included integration and restructuring expenses of $243 million and $1.4 billion, respectively.

(c)

Revenue reconciling amounts for the three months ended December 31, 2014 included the recognition of $326 million of previously deferred net revenue related to sales of bundled products and services (“Bundled Offerings”). Revenue reconciling amounts for the three months ended December 31, 2013 included $135 million of net revenue deferrals related to Bundled Offerings, offset in part by the recognition of $105 million of previously deferred revenue related to the pre-sales of Windows 8.1 to OEMs and retailers before general availability.

PART I

Item 1

Revenue reconciling amounts for the six months ended December 31, 2014 included the recognition of $297 million of previously deferred net revenue related to Bundled Offerings. Revenue reconciling amounts for the six months ended December 31, 2013 included $140 million of net revenue deferrals related to Bundled Offerings.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of December 31, 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2014 and 2013. These interim financial statements are the responsibility of the Company’s management.

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

January 26, 2015

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

Our cloud enables richer employee experiences. We enable organizations to securely adopt software-as-a-service applications (both our own and third-party) and integrate them with their existing security and management infrastructure. We will continue to innovate with higher level services including identity and directory services, rich data storage and analytics services, machine learning services, media services, web and mobile backend services, and developer productivity services. To foster a rich developer ecosystem, our digital work and life experiences will also be extensible, enabling customers and partners to further customize and enhance our solutions, achieving even more value. Our strategy requires continuing investment in datacenters and other infrastructure to support our devices and services.

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

PART I

Item 2

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

Economic Conditions, Challenges, and Risks

The market for software, devices, and cloud-based services is dynamic and highly competitive. Our competitors are developing new software and devices, while also deploying competing cloud-based services for consumers and businesses. The devices and form factors customers prefer evolve rapidly, and influence how users access services in the cloud and in some cases the user’s choice of which suite of cloud-based services to use. We must continue to evolve and adapt over an extended time in pace with this changing environment. To support our strategy of reinventing productivity to empower every person and every organization to do more and achieve more, we announced a restructuring plan in July 2014 (“Restructuring Plan”). Through this Restructuring Plan, we strive to increase agility, streamline engineering processes, move faster and more efficiently, and simplify our organization. Even if we achieve these goals, the investments we are making in devices and infrastructure will increase our operating costs and may decrease our operating margins. With the acquisition of NDS, we expect our effective tax rate to increase as our business mix changes.

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

On April 25, 2014, we acquired substantially all of NDS. NDS has been included in our consolidated results of operations since the acquisition date. We report the financial performance of the acquired business in our Phone Hardware segment. Prior to the acquisition of NDS, financial results associated with our joint strategic initiatives with Nokia were reflected in our Devices and Consumer (“D&C”) Licensing segment. The contractual relationship with Nokia related to those initiatives ended in conjunction with the acquisition.

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

•

D&C Other, comprising: Resale, including Windows Store, Xbox Live transactions, and Windows Phone Store; search advertising; display advertising; Office 365 Consumer, comprising Office 365 Home and Office 365 Personal; Studios, comprising first-party video games; Mojang; non-Microsoft products sold in our retail stores; and certain other consumer products and services not included in the categories above.

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

SUMMARY RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2014	2013		2014	2013

Revenue	$26,470	$24,519	8%	$49,671	$43,048	15%
Gross margin	$16,334	$16,197	1%	$31,262	$29,581	6%
Operating income	$7,776	$7,969	(2)%	$13,620	$14,303	(5)%
Diluted earnings per share	$0.71	$0.78	(9)%	$1.25	$1.40	(11)%

Three months ended December 31, 2014 compared with three months ended December 31, 2013

Revenue increased $2.0 billion or 8%, reflecting the acquisition of NDS and growth from our Commercial Cloud, offset in part by a decline in Xbox Platform, Windows Phone, Office Commercial, and Windows OEM revenue. Revenue included an unfavorable foreign currency impact of approximately 1%, and we continued to experience revenue declines in certain countries, primarily Japan.

Gross margin increased $137 million or 1%, primarily due to higher revenue, offset in part by a $1.8 billion or 22% increase in cost of revenue. Cost of revenue increased, mainly due to the acquisition of NDS and Commercial Cloud, offset in part by a decline in Xbox Platform.

Operating income decreased $193 million or 2%, reflecting integration and restructuring expenses associated with our Restructuring Plan, as well as increased research and development expenses, offset in part by higher gross margin and a decline in general and administrative expenses. Integration and restructuring expenses were $243 million, or $0.02 in diluted earnings per share. Key changes in operating expenses were:

•

Research and development expenses increased $155 million or 6%, mainly due to increased investment in new products and services in the Devices engineering group, including NDS expenses, and Cloud and Enterprise engineering group, reflecting ongoing commitment to our mobile-first and cloud-first strategy.

•	General and administrative expenses decreased $100 million or 8%, mainly due to lower headcount-related expenses and legal charges, offset in part by NDS expenses.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

Revenue increased $6.6 billion or 15%, reflecting the acquisition of NDS and growth across several of our consumer and commercial businesses, evidenced by higher revenue from our Commercial Cloud, Surface, and server products. These increases were offset in part by a decline in revenue from Office Commercial, Windows Phone, and Windows OEM. Revenue included an unfavorable foreign currency impact of approximately 1%, and we continued to experience revenue declines in certain countries, primarily Japan.

PART I

Item 2

Gross margin increased $1.7 billion or 6%, primarily due to higher revenue, offset in part by a $4.9 billion or 37% increase in cost of revenue. Cost of revenue increased, mainly due to the acquisition of NDS.

Operating income decreased $683 million or 5%, reflecting integration and restructuring expenses in the current fiscal year, as well as increased sales and marketing expenses and research and development expenses, offset in part by higher gross margin. Integration and restructuring expenses were $1.4 billion, or $0.13 in diluted earnings per share. Key changes in operating expenses were:

•	Sales and marketing expenses increased $456 million or 6%, primarily due to NDS expenses, offset in part by a reduction in advertising expenses.

•

Research and development expenses increased $453 million or 8%, mainly due to increased investment in new products and services in the Devices engineering group, including NDS expenses, and Cloud and Enterprise engineering group.

SEGMENT RESULTS OF OPERATIONS

Devices and Consumer

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2014	2013		2014	2013

Revenue

Licensing	$4,167	$5,544	(25)%	$8,260	$10,028	(18)%
Hardware:
Computing and Gaming Hardware	3,997	4,470	(11)%	6,450	5,879	10%
Phone Hardware	2,284	0	*	4,893	0	*

Total Devices and Consumer Hardware	6,281	4,470	*	11,343	5,879	*
Other	2,436	1,874	30%	4,245	3,428	24%

Total Devices and Consumer revenue	$12,884	$11,888	8%	$23,848	$19,335	23%

Gross Margin

Licensing	$3,876	$4,981	(22)%	$7,694	$8,901	(14)%
Hardware:
Computing and Gaming Hardware	460	411	12%	939	616	52%
Phone Hardware	331	0	*	809	0	*

Total Devices and Consumer Hardware	791	411	*	1,748	616	*
Other	550	387	42%	862	711	21%

Total Devices and Consumer gross margin	$5,217	$5,779	(10)%	$10,304	$10,228	1%

*	Not Meaningful

Three months ended December 31, 2014 compared with three months ended December 31, 2013

D&C revenue increased $996 million or 8%, primarily due to the acquisition of NDS, offset in part by a decrease in Xbox Platform, Windows Phone, and Windows OEM revenue. D&C gross margin decreased $562 million or 10%, reflecting higher cost of revenue, offset in part by higher revenue. Cost of revenue increased $1.6 billion or 26%, mainly due to NDS, offset in part by a decline in Xbox Platform cost of revenue.

PART I

Item 2

Six months ended December 31, 2014 compared with six months ended December 31, 2013

D&C revenue increased $4.5 billion or 23%, primarily due to the acquisition of NDS, as well as higher revenue from Surface, offset in part by a decrease in Windows Phone and Windows OEM revenue. D&C gross margin increased $76 million or 1%, reflecting higher revenue, offset in part by higher cost of revenue. Cost of revenue increased $4.4 billion or 49%, mainly due to NDS.

D&C Licensing

Three months ended December 31, 2014 compared with three months ended December 31, 2013

D&C Licensing revenue decreased $1.4 billion or 25%, mainly due to a decline in Windows Phone revenue, as well as lower revenue from licenses of Windows OEM and Office Consumer. Windows Phone revenue decreased $635 million or 61%, primarily due to prior year revenue associated with joint strategic initiatives with Nokia that ended in conjunction with the acquisition of NDS. Windows OEM revenue declined $455 million or 13%, due to a 13% decrease in both OEM Pro revenue and OEM non-Pro revenue. Windows OEM Pro revenue decreased, primarily due to benefits realized from the expiration of support for Windows XP in the prior year and an increased mix of lower-priced licenses for devices sold to academic customers. Windows OEM non-Pro revenue declined, mainly due to an increased mix of opening price point devices sold. Office Consumer revenue declined $208 million or 25%, reflecting the shift of customers to Office 365 Consumer, and declines in the Japan PC market where Office has high attach to PCs.

D&C Licensing gross margin decreased $1.1 billion or 22%, primarily due to the decline in revenue, offset in part by a $272 million or 48% decrease in cost of revenue. D&C Licensing cost of revenue decreased, mainly due to a $224 million decline in traffic acquisition costs, primarily driven by prior year costs associated with our joint strategic initiatives with Nokia.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

D&C Licensing revenue decreased $1.8 billion or 18%, mainly due to an $811 million or 57% decline in Windows Phone revenue, as well as lower revenue from licenses of Windows OEM and Office Consumer. Windows Phone revenue decreased, primarily due to prior year revenue associated with our joint strategic initiatives with Nokia. Windows OEM revenue declined $493 million or 8%, primarily due to declines of 9% in OEM Pro revenue and 7% in OEM non-Pro revenue. Windows OEM Pro revenue decreased, primarily due to benefits realized from the expiration of support for Windows XP in the prior year and an increased mix of lower-priced licenses for devices sold to academic customers. Windows OEM non-Pro revenue declined, mainly due to an increased mix of opening price point devices sold. Office Consumer revenue declined $240 million or 15%, reflecting the shift of customers to Office 365 Consumer, and declines in the Japan PC market.

D&C Licensing gross margin decreased $1.2 billion or 14%, primarily due to the decline in revenue, offset in part by a $561 million or 50% decrease in cost of revenue. D&C Licensing cost of revenue decreased, mainly due to a $463 million decline in traffic acquisition costs, primarily driven by prior year costs associated with our joint strategic initiatives with Nokia.

Computing and Gaming Hardware

Three months ended December 31, 2014 compared with three months ended December 31, 2013

Computing and Gaming Hardware revenue decreased $473 million or 11%, primarily due to lower revenue from Xbox Platform, offset in part by higher Surface revenue. Xbox Platform revenue decreased $703 million or 20%, driven by a 10% decline in total console volume, the transition from Xbox 360 to Xbox One with lower prices compared to the prior year, and lower revenue from second- and third-party video games and accessories. We sold 6.6 million Xbox consoles during the second quarter of fiscal year 2015 compared with 7.4 million consoles during the second quarter of fiscal year 2014. Surface revenue increased $211 million or 24%, primarily due to Surface Pro 3 units sold, offset in part by a decrease in revenue from other Surface devices sold. Surface Pro 3 was released in June 2014.

Computing and Gaming Hardware gross margin increased $49 million or 12%, due to a $522 million or 13% decrease in cost of revenue, offset in part by lower revenue. Gross margin benefited from the mix shift to Surface Pro 3. Xbox Platform cost of revenue decreased $492 million or 16%, mainly due to lower volumes and a lower cost per console sold, reflecting the transition from Xbox 360 to Xbox One.

PART I

Item 2

Six months ended December 31, 2014 compared with six months ended December 31, 2013

Computing and Gaming Hardware revenue increased $571 million or 10%, primarily due to higher revenue from Surface, offset in part by lower revenue from Xbox Platform. Surface revenue increased $719 million or 56%, primarily due to Surface Pro 3 units sold, offset in part by a decrease in revenue from other Surface devices sold. Xbox Platform revenue decreased $165 million or 4%, mainly due to a decrease in second- and third-party video games revenue. We sold 9.1 million Xbox consoles during the first half of fiscal year 2015 compared with 8.6 million consoles during the first half of fiscal year 2014.

Computing and Gaming Hardware gross margin increased $323 million or 52%, due to higher revenue, offset in part by a $248 million or 5% increase in cost of revenue. Gross margin benefited from the mix shift to Surface Pro 3. Xbox Platform cost of revenue increased $131 million or 4%, mainly due to higher volumes of consoles sold. Surface cost of revenue increased $119 million or 7%, mainly due to a higher cost per device sold, driven by Surface Pro 3.

Phone Hardware

Three months ended December 31, 2014 compared with three months ended December 31, 2013

Phone Hardware revenue was $2.3 billion, as we sold 10.5 million Lumia phones and 39.7 million non-Lumia phones during the three months ended December 31, 2014. We acquired NDS in the fourth quarter of fiscal year 2014.

Phone Hardware gross margin was $331 million. Phone Hardware cost of revenue, including $115 million amortization of acquired intangible assets, was $2.0 billion.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

Phone Hardware revenue was $4.9 billion, as we sold 19.9 million Lumia phones and 82.6 million non-Lumia phones during the six months ended December 31, 2014.

Phone Hardware gross margin was $809 million. Phone Hardware cost of revenue, including $254 million amortization of acquired intangible assets, was $4.1 billion.

D&C Other

Three months ended December 31, 2014 compared with three months ended December 31, 2013

D&C Other revenue increased $562 million or 30%, mainly due to higher revenue from first-party video games, Resale, online advertising, and Office 365 Consumer. First-party video games revenue increased $171 million or 79%, mainly due to sales of Minecraft following the acquisition of Mojang Synergies AB (“Mojang”), and the launches of Halo: The Master Chief Collection and Forza Horizon 2 in the current fiscal year. Resale revenue increased $168 million or 42%, due to higher volume of Xbox Live transactions, driven by growth in gaming and entertainment purchases. Online advertising revenue increased $110 million or 10%. Search advertising revenue increased 23%, primarily driven by growth in Bing, mainly due to higher revenue per search, as well as higher search volume. This increase was offset in part by a reduction in display advertising revenue. Office 365 Consumer revenue increased $97 million, reflecting subscriber growth of 169%, and we ended the second quarter of fiscal year 2015 with 9.2 million subscribers.

D&C Other gross margin increased $163 million or 42%, due to higher revenue, offset in part by a $399 million or 27% increase in cost of revenue. D&C Other cost of revenue grew, mainly due to $131 million higher Resale transactions costs, due to higher volume of Xbox Live transactions, and $104 million higher first-party video games costs.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

D&C Other revenue increased $817 million or 24%, mainly due to higher revenue from first-party video games, online advertising, Office 365 Consumer, and Resale. First-party video games revenue increased $249 million or 98%, mainly due to sales of Minecraft and new Xbox titles released in the current year. Online advertising revenue increased $238 million or 12%. Search advertising revenue increased 23%, primarily driven by growth in Bing, mainly due to higher revenue per search, as well as higher search volume. This increase was offset in part by a reduction in display advertising revenue. Office 365 Consumer revenue increased $183 million, reflecting subscriber growth. Resale revenue increased $171 million or 21%, due to higher volume of Xbox Live transactions, driven by growth in gaming and entertainment purchases.

PART I

Item 2

D&C Other gross margin increased $151 million or 21%, due to higher revenue, offset in part by a $666 million or 25% increase in cost of revenue. D&C Other cost of revenue grew, mainly due to $161 million higher first-party video games costs, a $151 million increase in online advertising cost of revenue, reflecting support of Bing infrastructure, and $123 million higher Resale transactions costs, due to higher volume of Xbox Live transactions.

Commercial

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2014	2013		2014	2013

Revenue

Licensing	$10,679	$10,906	(2)%	$20,552	$20,517	0%
Other	2,593	1,780	46%	5,000	3,382	48%

Total Commercial revenue	$13,272	$12,686	5%	$25,552	$23,899	7%

Gross Margin

Licensing	$9,926	$10,080	(2)%	$19,026	$18,885	1%
Other	900	415	117%	1,705	689	147%

Total Commercial gross margin	$10,826	$10,495	3%	$20,731	$19,574	6%

Three months ended December 31, 2014 compared with three months ended December 31, 2013

Commercial revenue increased $586 million or 5%, mainly due to growth in revenue from our Commercial Cloud and server products, offset in part by a decline in Office Commercial. Our server products revenue, including Microsoft Azure, grew 9%. Commercial gross margin increased $331 million or 3%.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

Commercial revenue increased $1.7 billion or 7%, mainly due to growth in revenue from our Commercial Cloud and server products, offset in part by a decline in Office Commercial. Our server products revenue, including Microsoft Azure, grew 11%. Commercial gross margin increased $1.2 billion or 6%.

Commercial Licensing

Three months ended December 31, 2014 compared with three months ended December 31, 2013

Commercial Licensing revenue decreased $227 million or 2%, primarily due to a decline in revenue from Office Commercial, offset in part by increased revenue from our server products. We continued to experience revenue declines in certain countries, primarily Japan. Office Commercial revenue declined $633 million or 13%, due to lower transactional license volume, reflecting a decline in the business PC market following Windows XP end of support in the prior year, and customers transitioning to Office 365 Commercial. Our server products revenue grew $304 million or 7%, primarily driven by higher premium mix of Microsoft SQL Server, Windows Server, and Systems Center.

Commercial Licensing gross margin decreased $154 million or 2%, in line with revenue.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

Commercial Licensing revenue increased slightly, primarily due to increased revenue from our server products and Windows Commercial, offset in part by a decline in revenue from Office Commercial. We continued to experience revenue declines in certain countries, primarily Japan. Our server products revenue grew $710 million or 9%, primarily driven by higher premium mix of Microsoft SQL Server, Windows Server, and Systems Center. Windows Commercial revenue grew $105 million or 6%, due to increased renewals and growth in our customer base. Office Commercial revenue declined $955 million or 10%, due to lower transactional license volume, reflecting a decline in the business PC market following Windows XP end of support in the prior year, and customers transitioning to Office 365 Commercial.

PART I

Item 2

Commercial Licensing gross margin increased $141 million or 1%, in line with revenue.

Commercial Other

Three months ended December 31, 2014 compared with three months ended December 31, 2013

Commercial Other revenue increased $813 million or 46%, due to higher Commercial Cloud revenue and Enterprise Services revenue. Commercial Cloud revenue grew $696 million or 114%, mainly due to subscriber growth of 88% and higher premium mix of Office 365 Commercial, and continued revenue growth from Microsoft Azure. Enterprise Services revenue increased $117 million or 10%, mainly due to increased Premier Support Services, driven by growth in our core product support services.

Commercial Other gross margin increased $485 million or 117%, due to higher revenue, offset in part by a $328 million or 24% increase in cost of revenue. The increase in cost of revenue was mainly due to higher datacenter and other online infrastructure expenses, reflecting increased support of our growing Commercial Cloud, as well as increased costs to deliver Enterprise Services revenue.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

Commercial Other revenue increased $1.6 billion or 48%, due to higher Commercial Cloud revenue and Enterprise Services revenue. Commercial Cloud revenue grew $1.4 billion or 121%, mainly due to subscriber growth and higher premium mix of Office 365 Commercial, and continued revenue growth from Microsoft Azure. Enterprise Services revenue increased $258 million or 11%, mainly due to increased Premier Support Services, driven by growth in our core product support services.

Commercial Other gross margin increased $1.0 billion or 147%, due to higher revenue, offset in part by a $602 million or 22% increase in cost of revenue. The increase in cost of revenue was mainly due to higher datacenter and other online infrastructure expenses, reflecting increased support of our growing Commercial Cloud, as well as increased costs to deliver Enterprise Services revenue.

Corporate and Other

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2014	2013		2014	2013

Revenue	$314	$(55)	*	$271	$(186)	*
Gross margin	$291	$(77)	*	$227	$(221)	*

*	Not Meaningful

Corporate and Other revenue comprises certain revenue deferrals, including those related to product and service upgrade offers and pre-sales of new products to OEMs prior to general availability.

Three months ended December 31, 2014 compared with three months ended December 31, 2013

Corporate and Other revenue increased $369 million, primarily due to the timing of revenue deferrals compared to the prior year. During the three months ended December 31, 2014, we recognized $326 million of previously deferred net revenue related to Bundled Offerings. During the three months ended December 31, 2013, we deferred $135 million of net revenue, related to Bundled Offerings, offset in part by the recognition of $105 million of previously deferred revenue related to Windows 8.1 Pre-Sales.

Corporate and Other gross margin increased $368 million, due to increased revenue.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

Corporate and Other revenue increased $457 million, primarily due to the timing of revenue deferrals compared to the prior year. During the six months ended December 31, 2014, we recognized $297 million of previously deferred net revenue related to Bundled Offerings. During the six months ended December 31, 2013, we deferred $140 million of net revenue, related to Bundled Offerings.

PART I

Item 2

Corporate and Other gross margin increased $448 million, due to increased revenue.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2014	2013		2014	2013

Research and development	$2,903	$2,748	6%	$5,968	$5,515	8%
As a percent of revenue	11%	11%	0ppt	12%	13%	(1)ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Three months ended December 31, 2014 compared with three months ended December 31, 2013

Research and development expenses increased $155 million or 6%, mainly due to increased investment in new products and services in the Devices engineering group, primarily $280 million of NDS expenses, and Cloud and Enterprise engineering group, reflecting ongoing commitment to our mobile-first and cloud-first strategy. These increases were offset in part by a decline in research and development expenses in our Operating Systems engineering group, primarily driven by reduced headcount-related expenses.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

Research and development expenses increased $453 million or 8%, mainly due to increased investment in new products and services in the Devices engineering group, primarily $603 million of NDS expenses, and Cloud and Enterprise engineering group. These increases were partially offset by a decline in research and development expenses in our Operating Systems engineering group, primarily driven by reduced headcount-related expenses.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2014	2013		2014	2013

Sales and marketing	$4,315	$4,283	1%	$8,043	$7,587	6%
As a percent of revenue	16%	17%	(1)ppt	16%	18%	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three months ended December 31, 2014 compared with three months ended December 31, 2013

Sales and marketing expenses increased $32 million or 1%, primarily due to NDS expenses of $391 million, offset in part by a $261 million decrease in advertising expenses.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

Sales and marketing expenses increased $456 million or 6%, primarily due to NDS expenses of $817 million, offset in part by a $332 million decrease in advertising expenses.

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2014	2013		2014	2013

General and administrative	$1,097	$1,197	(8)%	$2,248	$2,176	3%
As a percent of revenue	4%	5%	(1)ppt	5%	5%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three months ended December 31, 2014 compared with three months ended December 31, 2013

General and administrative expenses decreased $100 million or 8%, mainly due to lower headcount-related expenses and legal charges, offset in part by NDS expenses. NDS general and administrative expenses were $83 million during the three months ended December 31, 2014.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

General and administrative expenses increased $72 million or 3%.

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

Three months ended December 31, 2014 compared with three months ended December 31, 2013

Integration and restructuring expenses were $243 million during the three months ended December 31, 2014, comprised mainly of restructuring charges of $132 million, including the write-down of certain assets and employee severance expenses in connection with our Restructuring Plan, and integration expenses of $111 million, primarily systems consolidation costs and employee-related expenses. See Note 13 – Restructuring Charges of the Notes to Financial Statements for discussion of our Restructuring Plan.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

Integration and restructuring expenses were $1.4 billion during the six months ended December 31, 2014, comprised mainly of restructuring charges of $1.2 billion, including employee severance expenses and the write-down of certain assets in connection with our Restructuring Plan.

PART I

Item 2

OTHER INCOME (EXPENSE)

The components of other income (expense) were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2014	2013	2014	2013

Dividends and interest income	$183	$219	$408	$398
Interest expense	(162)	(135)	(323)	(253)
Net recognized gains on investments	317	70	396	63
Net losses on derivatives	(138)	(117)	(272)	(203)
Net gains (losses) on foreign currency remeasurements	83	(17)	161	9
Other	(209)	(111)	(244)	(31)

Total	$74	$(91)	$126	$(17)

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

Three months ended December 31, 2014 compared with three months ended December 31, 2013

Dividends and interest income decreased due to lower yields offset in part by higher portfolio balances. Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities. Net losses on derivatives increased due to losses on commodity derivatives, offset in part by lower losses on equity and foreign exchange contracts. Other during the current period reflects recognized losses from divestitures.

Six months ended December 31, 2014 compared with six months ended December 31, 2013

Dividends and interest income increased due to higher portfolio balances, offset in part by lower yields. Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity and fixed income securities and lower other-than-temporary impairments. Other-than-temporary impairments were $35 million in the current period, compared with $66 million in comparable period. Net losses on derivatives increased due to losses on commodity derivatives in the current period compared to gains in the prior period, offset in part by lower losses on foreign exchange and equity contracts. Other during the current period reflects recognized losses from divestitures and certain joint ventures.

INCOME TAXES

Our effective tax rate for the three months ended December 31, 2014 and 2013 was 25% and 17%, respectively, and 24% and 17% for the six months ended December 31, 2014 and 2013, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

This quarter’s effective tax rate was higher than the prior year’s second quarter effective tax rate, primarily due to an Internal Revenue Service (“I.R.S.”) audit adjustment, changes in the geographic mix of our business, non-deductible operating losses, and U.S. tax relief related to a Denmark tax assessment recorded in the prior year’s second quarter. The current year-to-date effective tax rate was higher than the prior year-to-date effective tax rate, primarily due to an I.R.S. audit adjustment, changes in the geographic mix of our business, non-deductible operating losses, restructuring charges, and U.S. tax relief related to a Denmark tax assessment recorded in the prior year.

PART I

Item 2

Tax contingencies and other tax liabilities were $11.3 billion and $10.4 billion as of December 31, 2014 and June 30, 2014, respectively, and are included in other long-term liabilities. This increase relates primarily to current period quarterly growth relating to intercompany transfer pricing adjustments. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of December 31, 2014, the primary unresolved issue relates to transfer pricing which could have a significant adverse impact on our consolidated financial statements if it is not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2014.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2014, some of which are currently under audit by local tax authorities. Resolution of these audits are not expected to be material to our consolidated financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $90.2 billion as of December 31, 2014, compared with $85.7 billion as of June 30, 2014. Equity and other investments were $12.7 billion as of December 31, 2014 compared to $14.6 billion as of June 30, 2014. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments at December 31, 2014, $82.1 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $1.7 billion. As of December 31, 2014, approximately 80% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 5% were invested in corporate notes and bonds of U.S. companies, and approximately 3% were invested in U.S. mortgage-backed and asset-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $430 million as of December 31, 2014. Our average and maximum securities lending payable balances for the three months ended December 31, 2014 were $251 million and $523 million, respectively. Our average and maximum securities lending payable balances for the six months ended December 31, 2014 were $325 million and $603 million, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as exchange-traded mutual funds, domestic and international equities, and U.S. government securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly

PART I

Item 2

or indirectly. This pricing methodology applies to our Level 2 investments such as corporate notes and bonds, common and preferred stock, foreign government bonds, mortgage-backed and asset-backed securities, and certificates of deposit. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

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

Cash Flows

Cash flows from operations increased $76 million to $12.7 billion for the six months ended December 31, 2014, mainly due to increases in cash received from customers, offset in part by payments related to restructuring charges and other working capital changes. Cash used in financing increased $1.7 billion to $2.4 billion, mainly due to a $965 million decrease in proceeds from issuances of debt, net of repayments, and a $732 million increase in cash used for common stock repurchases. Cash used in investing increased $6.8 billion to $12.5 billion, mainly due to a $4.0 billion increase in cash used for net investment purchases, sales, and maturities and a $2.8 billion increase in cash used for acquisitions of companies and purchases of intangible and other assets.

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

As of December 31, 2014, we had $28.3 billion of issued and outstanding debt, comprising $8.3 billion of short-term debt and $20.0 billion of long-term debt, including the current portion.

Short-term debt

As of December 31, 2014, we had $8.3 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.11% and maturities ranging from 16 to 89 days. The estimated fair value of this commercial paper approximates its carrying value.

In addition to the $5.0 billion credit facility that expires on November 14, 2018, we entered into another $5.0 billion credit facility in November 2014 that expires on November 4, 2015. These credit facilities serve as a back-up for our commercial paper program. As of December 31, 2014, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term debt

As of December 31, 2014, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $20.0 billion and $21.6 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART I

Item 2

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of December 31, 2014:

Due Date	Face Value	Stated Interest Rate	Effective Interest Rate

(In millions)

Notes

September 25, 2015	$1,750	1.625%	1.795%
February 8, 2016	750	2.500%	2.642%
November 15, 2017	600	0.875%	1.084%
May 1, 2018	450	1.000%	1.106%
December 6, 2018	1,250	1.625%	1.824%
June 1, 2019	1,000	4.200%	4.379%
October 1, 2020	1,000	3.000%	3.137%
February 8, 2021	500	4.000%	4.082%
December 6, 2021 (a)	2,119	2.125%	2.233%
November 15, 2022	750	2.125%	2.239%
May 1, 2023	1,000	2.375%	2.465%
December 15, 2023	1,500	3.625%	3.726%
December 6, 2028 (a)	2,119	3.125%	3.218%
May 2, 2033 (b)	666	2.625%	2.690%
June 1, 2039	750	5.200%	5.240%
October 1, 2040	1,000	4.500%	4.567%
February 8, 2041	1,000	5.300%	5.361%
November 15, 2042	900	3.500%	3.571%
May 1, 2043	500	3.750%	3.829%
December 15, 2043	500	4.875%	4.918%

Total	$20,104

(a)	In December 2013, we issued €3.5 billion of debt securities.

(b)	In April 2013, we issued €550 million of debt securities.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of December 31, 2014, the aggregate unamortized discount for our long-term debt, including the current portion, was $95 million.

Unearned Revenue

Unearned revenue at December 31, 2014 was comprised mainly of unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue at December 31, 2014 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox Live subscriptions and prepaid points; Microsoft Dynamics business solutions products; Office 365 subscriptions; Skype prepaid credits and subscriptions; Bundled Offerings; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of December 31, 2014:

(In millions)

Three Months Ending,

March 31, 2015	$8,738
June 30, 2015	5,906
September 30, 2015	3,008
December 31, 2015	1,540
Thereafter	2,051

Total	$21,243

Share Repurchases

During the three and six months ended December 31, 2014, we repurchased 43 million and 86 million shares of our common stock for $2.0 billion and $4.0 billion, respectively, under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. The share repurchase program became effective October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. While the program has no expiration date, we intend to complete it by December 31, 2016. As of December 31, 2014, $31.1 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2015

September 16, 2014	$0.31	November 20, 2014	$ 2,547	December 11, 2014
December 3, 2014	$0.31	February 19, 2015	$ 2,548	March 12, 2015

Fiscal Year 2014

September 16, 2013	$0.28	November 21, 2013	$ 2,332	December 12, 2013
November 19, 2013	$0.28	February 20, 2014	$ 2,322	March 13, 2014

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

PART I

Item 2

Liquidity

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. As a result, as discussed above under Cash, Cash Equivalents, and Investments, the majority of our cash, cash equivalents, and short-term investments are held by foreign subsidiaries. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations, and access to capital markets to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt repayment schedules, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

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

RECENT ACCOUNTING GUIDANCE

Recent Accounting Guidance Not Yet Adopted

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2017, and early adoption is not permitted. We anticipate this standard will have a material impact on our consolidated financial statements, and we are currently evaluating its impact.

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

The valuation of acquired assets and liabilities, including goodwill, resulting from the acquisition of NDS, is reflective of the enterprise value based on the long-term financial forecast for the business. In this highly competitive and volatile market, it is possible that we may not realize our forecasts. Given the value assigned to goodwill in the purchase price allocation, we will closely monitor the performance of the business versus the long-term forecast to determine if any impairments arise in our Phone Hardware reporting unit. Except as clarified above, we determined that none of our reporting units were at risk of impairment as of our most recent annual goodwill impairment testing date.

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

PART I

Item 3

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

The following table sets forth the one-day VaR for substantially all of our positions as of December 31, 2014 and June 30, 2014 and for the three months ended December 31, 2014:

(In millions)

	December 31, 2014	June 30, 2014	Three Months Ended December 31, 2014

Risk Categories			Average	High	Low

Foreign currency	$ 176	$179	$ 138	$189	$107
Interest rate	$ 55	$73	$ 56	$63	$53
Equity	$ 159	$176	$ 164	$171	$155
Commodity	$ 16	$17	$ 16	$17	$15

Total one-day VaR for the combined risk categories was $298 million at December 31, 2014 and $333 million at June 30, 2014. The total VaR is 26% less at December 31, 2014, and 25% less at June 30, 2014 than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

PART I, PART II

Item 4, 1, 1A

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2014 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Competition in the technology sector

Our competitors range in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower product lines may let them be more effective in deploying technical, marketing, and financial resources. Barriers to entry in our businesses are low and many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Our ability to remain competitive depends on our success in making innovative products, devices, and services that appeal to businesses and consumers.

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

PART II

Item 1A

•

We derive substantial revenue from licenses of Windows operating systems on personal computers. We face significant competition from competing platforms developed for new devices and form factors such as smartphones and tablet computers. These devices compete on multiple bases including price and the perceived utility of the device and its platform. Users are increasingly turning to these devices to perform functions that in the past were performed by personal computers. Even if many users view these devices as complementary to a personal computer, the prevalence of these devices may make it more difficult to attract application developers to our PC operating system platforms. Competing with operating systems licensed at low or no cost may decrease our PC operating system margins. In addition, some of our devices compete with products made by our OEM partners, which may affect their commitment to our platform.

•

The success of the Windows phone platform is an important element of our goal to enhance personal productivity in a mobile-first and cloud-first world. The marketplace among mobile phone platforms is highly competitive. We may face issues in selecting, engaging, or securing support from operators and retailers for Windows phones due to, for instance, inadequate sales training or incentives, or insufficient marketing support for the Windows Phone platform.

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

PART II

Item 1A

Our increasing focus on services presents execution and competitive risks.    A growing part of our business involves cloud-based services available across the spectrum of computing devices. In July 2014, our leadership announced its strategic vision to compete and grow as a productivity and platform company for the mobile-first and cloud-first world. At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which suite of cloud-based services to use. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We are undertaking cultural and organizational changes to drive accountability and eliminate obstacles to innovation. Besides software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs will reduce the operating margins we have previously achieved. Whether we succeed in cloud-based services depends on our execution in several areas, including:

•	continuing to bring to market compelling cloud-based experiences that generate increasing traffic and market share;

•

maintaining the utility, compatibility, and performance of our cloud-based services on the growing array of computing devices, including PCs, smartphones, tablets, gaming consoles, and other television-related devices;

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

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business.    We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. These transactions and arrangements involve significant challenges and risks including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition.

PART II

Item 1A

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

We may not receive expected royalties from our patent licenses

We expend significant resources to patent the intellectual property we create with the expectation that we will generate revenues by incorporating that intellectual property in our products or services or, in some instances, by licensing our patents to others in return for a royalty. Changes in the law may weaken our ability to prevent the use of patented technology or collect revenue for licensing our patents. These include legislative changes and regulatory actions that make it more difficult to obtain injunctions, and the increasing use of legal process to challenge issued patents. Similarly, licensees of our patents may fail to satisfy their obligations to pay us royalties, or may contest the scope and extent of their obligations. Finally, the royalties we can obtain to monetize our intellectual property may decline because of the evolution of technology, selling price changes in products using licensed patents, or the difficulty of discovering infringements.

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

PART II

Item 1A

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

Security of Microsoft’s information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers, and sophisticated organizations including state-sponsored organizations or nation-states themselves, may take steps that pose threats to our customers and our IT. They may develop and deploy malicious software to attack our products and services and gain access to our networks and datacenters, or act in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems, and those of our partners and customers. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.

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

PART II

Item 1A

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

We may have outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Exchange Online, Office 365, SharePoint Online, OneDrive, Skype, Xbox Live, Microsoft Azure, Outlook.com, Microsoft Office Web Apps, Windows Stores, and Microsoft Account services. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third-parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex. Inefficiencies or operational failures, including temporary or permanent loss of customer data, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

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

The European Commission (“the Commission”) closely scrutinizes the design of high-volume Microsoft products and the terms on which we make certain technologies used in these products, such as file formats, programming interfaces, and protocols, available to other companies. In 2004, the Commission ordered us to create new versions of our Windows operating system that do not include certain multimedia technologies and to provide our competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. In 2009, the Commission accepted a set of commitments offered by Microsoft to address the Commission’s concerns relating to competition in web browsing software, including an undertaking to address Commission concerns relating to interoperability. The web browsing commitments expired in 2014. The remaining obligations may limit our ability to innovate in Windows or other products in the future, diminish the developer appeal of the Windows platform, and increase our product development costs. The availability of licenses related to protocols and file formats may enable competitors to develop software products that better mimic the functionality of our products, which could hamper sales of our products.

PART II

Item 1A

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

Our international operations subject us to potential liability under anti-corruption, trade protection, and other laws and regulations.    The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we receive inquiries from authorities in the U.S. and elsewhere about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside the U.S. may be affected by changes in trade protection laws, policies, and measures, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we sell goods or services in violation of U.S. trade sanctions on countries such as Iran, North Korea, Cuba, Sudan, and Syria.

Other regulatory areas that may apply to our products and online services offerings include user privacy, telecommunications, data storage and protection, and online content. For example, regulators may take the position that our offerings such as Skype are covered by laws regulating telecommunications services. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Increasing concern about government surveillance practices around the world may lead to increased regulation requiring local hosting obligations or the use of domestic hosting providers. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity. Geopolitical instability may lead to sanctions and impact our ability to do business in some geographies.

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

PART II

Item 1A

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

PART II

Item 1A, 2

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

October 1, 2014 – October 31, 2014	17,348,089	$ 44.71	17,348,089	$ 32,316
November 1, 2014 – November 30, 2014	25,045,500	$ 48,89	25,045,500	$ 31,092
December 1, 2014 – December 31, 2014	0	$ 00.00	0	$ 31,092

	42,393,589		42,393,589

During the three months ended December 31, 2014, we repurchased 42.4 million shares of our common stock for $2.0 billion under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. The share repurchase program became effective October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. While the program has no expiration date, we intend to complete it by December 31, 2016. As of December 31, 2014, $31.1 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

PART II

Item 6

ITEM 6. EXHIBITS

10.24*	Long-Term Performance Stock Award Agreement between Microsoft Corporation and Satya Nadella

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement

**	Furnished, not filed.

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

January 26, 2015