Form 10-Q
period 2015-03-31
MICROSOFT CORP
filed 2015-04-23
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 16, 2015

Common Stock, $0.00000625 par value per share	8,089,575,277 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2015

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Revenue	$21,729	$20,403	$71,400	$63,451
Cost of revenue	7,161	5,978	25,570	19,445

Gross margin	14,568	14,425	45,830	44,006
Research and development	2,984	2,743	8,952	8,258
Sales and marketing	3,709	3,542	11,752	11,129
General and administrative	1,091	1,166	3,339	3,342
Integration and restructuring	190	0	1,573	0

Operating income	6,594	6,974	20,214	21,277
Other income (expense), net	(77)	(17)	49	(34)

Income before income taxes	6,517	6,957	20,263	21,243
Provision for income taxes	1,532	1,297	4,875	3,781

Net income	$4,985	$5,660	$15,388	$17,462

Earnings per share:
Basic	$0.61	$0.68	$1.87	$2.10
Diluted	$0.61	$0.68	$1.86	$2.08

Weighted average shares outstanding:
Basic	8,167	8,284	8,215	8,317
Diluted	8,237	8,367	8,293	8,411

Cash dividends declared per common share	$0.31	$0.28	$0.93	$0.84

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Net income	$4,985	$5,660	$15,388	$17,462

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $21, $1, $31, and $(1))	401	(31)	967	(14)
Net unrealized gains (losses) on investments (net of tax effects of $68, $37, $(158), and $774)	125	68	(295)	1,502
Translation adjustments and other (net of tax effects of $(174), $9, $(432), and $53)	(438)	18	(909)	101

Other comprehensive income (loss)	88	55	(237)	1,589

Comprehensive income	$5,073	$5,715	$15,151	$19,051

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2015	June 30, 2014

Assets
Current assets:
Cash and cash equivalents	$7,414	$8,669
Short-term investments (including securities loaned of $76 and $541)	88,024	77,040

Total cash, cash equivalents, and short-term investments	95,438	85,709
Accounts receivable, net of allowance for doubtful accounts of $268 and $301	12,427	19,544
Inventories	2,469	2,660
Deferred income taxes	1,688	1,941
Other	6,376	4,392

Total current assets	118,398	114,246
Property and equipment, net of accumulated depreciation of $16,839 and $14,793	14,375	13,011
Equity and other investments	12,019	14,597
Goodwill	21,728	20,127
Intangible assets, net	6,963	6,981
Other long-term assets	3,200	3,422

Total assets	$176,683	$172,384

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,690	$7,432
Short-term debt	1,725	2,000
Current portion of long-term debt	2,499	0
Accrued compensation	3,902	4,797
Income taxes	758	782
Short-term unearned revenue	18,232	23,150
Securities lending payable	96	558
Other	6,846	6,906

Total current liabilities	40,748	45,625
Long-term debt	27,644	20,645
Long-term unearned revenue	1,966	2,008
Deferred income taxes	2,919	2,728
Other long-term liabilities	13,274	11,594

Total liabilities	86,551	82,600

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 8,113 and 8,239	68,475	68,366
Retained earnings	18,186	17,710
Accumulated other comprehensive income	3,471	3,708

Total stockholders’ equity	90,132	89,784

Total liabilities and stockholders’ equity	$176,683	$172,384

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Operations
Net income	$4,985	$5,660	$15,388	$17,462
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	1,515	1,255	4,464	3,470
Stock-based compensation expense	641	602	1,920	1,828
Net recognized losses (gains) on investments and derivatives	(55)	(40)	(179)	100
Excess tax benefits from stock-based compensation	(31)	(22)	(555)	(247)
Deferred income taxes	253	(190)	868	38
Deferral of unearned revenue	10,163	10,175	28,385	27,456
Recognition of unearned revenue	(11,209)	(10,139)	(33,347)	(30,394)
Changes in operating assets and liabilities:
Accounts receivable	3,655	2,501	6,904	4,243
Inventories	(430)	(324)	157	38
Other current assets	(111)	340	(550)	(311)
Other long-term assets	(108)	(73)	341	(469)
Accounts payable	(390)	(716)	(912)	(390)
Other current liabilities	200	870	(1,952)	3
Other long-term liabilities	492	200	1,332	(110)

Net cash from operations	9,570	10,099	22,264	22,717

Financing
(Repayments) proceeds from issuance of short-term debt, maturities of 90 days or less, net	(6,575)	0	1,222	0
Proceeds from issuance of debt	10,680	0	10,680	8,850
Repayments of debt	0	(300)	(1,500)	(1,888)
Common stock issued	146	141	483	461
Common stock repurchased	(5,131)	(1,845)	(10,164)	(6,146)
Common stock cash dividends paid	(2,532)	(2,322)	(7,386)	(6,570)
Excess tax benefits from stock-based compensation	31	22	555	247
Other	316	0	601	(39)

Net cash used in financing	(3,065)	(4,304)	(5,509)	(5,085)

Investing
Additions to property and equipment	(1,391)	(1,192)	(4,163)	(4,155)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(162)	(157)	(3,097)	(311)
Purchases of investments	(30,218)	(21,323)	(73,470)	(49,217)
Maturities of investments	5,561	2,336	9,643	4,134
Sales of investments	21,063	16,006	53,616	39,477
Securities lending payable	(334)	46	(463)	149

Net cash used in investing	(5,481)	(4,284)	(17,934)	(9,923)

Effect of foreign exchange rates on cash and cash equivalents	(36)	2	(76)	59

Net change in cash and cash equivalents	988	1,513	(1,255)	7,768
Cash and cash equivalents, beginning of period	6,426	10,059	8,669	3,804

Cash and cash equivalents, end of period	$7,414	$11,572	$7,414	$11,572

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Common stock and paid-in capital
Balance, beginning of period	$68,765	$67,476	$68,366	$67,306
Common stock issued	146	141	483	461
Common stock repurchased	(1,109)	(438)	(2,853)	(2,045)
Stock-based compensation expense	641	602	1,920	1,828
Stock-based compensation income tax benefits	30	22	555	248
Other, net	2	0	4	5

Balance, end of period	68,475	67,803	68,475	67,803

Retained earnings
Balance, beginning of period	19,731	14,347	17,710	9,895
Net income	4,985	5,660	15,388	17,462
Common stock cash dividends	(2,499)	(2,311)	(7,592)	(6,967)
Common stock repurchased	(4,031)	(1,407)	(7,320)	(4,101)

Balance, end of period	18,186	16,289	18,186	16,289

Accumulated other comprehensive income
Balance, beginning of period	3,383	3,277	3,708	1,743
Other comprehensive income (loss)	88	55	(237)	1,589

Balance, end of period	3,471	3,332	3,471	3,332

Total stockholders’ equity	$90,132	$87,424	$90,132	$87,424

See accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2014 Form 10-K filed with the U.S. Securities and Exchange Commission on July 31, 2014.

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

Recent Accounting Guidance

Recent accounting guidance not yet adopted

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2017, and early adoption is not permitted. We anticipate this standard will have a material impact on our consolidated financial statements, and we are currently evaluating its impact.

In April 2015, the FASB issued guidance to simplify the presentation of debt issuance costs. This new guidance requires that debt issuance costs related to a recognized debt liability be presented in the balance sheet as a direct deduction from the carrying amount of that debt liability, consistent with debt discounts. This new guidance will be effective for us beginning July 1, 2016. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Net income available for common shareholders (A)	$4,985	$5,660	$15,388	$17,462

Weighted average outstanding shares of common stock (B)	8,167	8,284	8,215	8,317
Dilutive effect of stock-based awards	70	83	78	94

Common stock and common stock equivalents (C)	8,237	8,367	8,293	8,411

Earnings Per Share

Basic (A/B)	$0.61	$0.68	$1.87	$2.10
Diluted (A/C)	$0.61	$0.68	$1.86	$2.08

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Dividends and interest income	$160	$220	$568	$618
Interest expense	(211)	(175)	(534)	(428)
Net recognized gains on investments	169	90	565	153
Net losses on derivatives	(114)	(50)	(386)	(253)
Net gains (losses) on foreign currency remeasurements	(54)	(30)	107	(21)
Other	(27)	(72)	(271)	(103)

Total	$(77)	$(17)	$49	$(34)

Following are details of net recognized gains on investments during the periods reported:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Other-than-temporary impairments of investments	$(95)	$(16)	$(130)	$(82)
Realized gains from sales of available-for-sale securities	358	164	897	422
Realized losses from sales of available-for-sale securities	(94)	(58)	(202)	(187)

Total	$169	$90	$565	$153

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives but excluding held-to-maturity investments, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

March 31, 2015

Cash	$4,346	$0	$0	$4,346	$4,346	$0	$0
Mutual funds	1,113	0	0	1,113	1,113	0	0
Commercial paper	53	0	0	53	53	0	0
Certificates of deposit	896	0	0	896	777	119	0
U.S. government and agency securities	73,946	78	(18)	74,006	1,125	72,881	0
Foreign government bonds	5,450	5	(24)	5,431	0	5,431	0
Mortgage- and asset-backed securities	2,985	30	(2)	3,013	0	3,013	0
Corporate notes and bonds	6,105	144	(25)	6,224	0	6,224	0
Municipal securities	284	55	0	339	0	339	0
Common and preferred stock	6,651	5,042	(259)	11,434	0	0	11,434
Other investments	577	0	0	577	0	17	560

Total	$102,406	$5,354	$(328)	$107,432	$7,414	$88,024	$11,994

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2014

Cash	$4,980	$0	$0	$4,980	$4,980	$0	$0
Mutual funds	590	0	0	590	590	0	0
Commercial paper	189	0	0	189	89	100	0
Certificates of deposit	1,197	0	0	1,197	865	332	0
U.S. government and agency securities	66,952	103	(29)	67,026	109	66,917	0
Foreign government bonds	3,328	17	(10)	3,335	2,027	1,308	0
Mortgage- and asset-backed securities	1,048	31	(2)	1,077	0	1,077	0
Corporate notes and bonds	6,788	190	(9)	6,969	9	6,960	0
Municipal securities	287	45	0	332	0	332	0
Common and preferred stock	6,785	5,207	(81)	11,911	0	0	11,911
Other investments	1,164	0	0	1,164	0	14	1,150

Total	$93,308	$5,593	$(131)	$98,770	$8,669	$77,040	$13,061

In addition to the investments in the table above, we also own corporate notes that are classified as held-to-maturity investments which are included in equity and other investments on the balance sheet. These corporate notes are due October 31, 2023 and are measured at fair value on a nonrecurring basis. As of March 31, 2015, the amortized cost and recorded basis of these corporate notes were both $25 million with an estimated fair value that approximates the carrying value. As of June 30, 2014, the amortized cost, recorded basis, and estimated fair value of these corporate notes was $1.5 billion, $1.5 billion, and $1.7 billion, respectively, while their associated gross unrealized holding gains were $164 million.

As of March 31, 2015 and June 30, 2014, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $538 million and $520 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

PART I

Item 1

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2015

U.S. government and agency securities	$8,047	$(3)	$422	$(15)	$8,469	$(18)
Foreign government bonds	5,124	(11)	20	(13)	5,144	(24)
Mortgage- and asset-backed securities	1,500	(1)	30	(1)	1,530	(2)
Corporate notes and bonds	1,662	(21)	51	(4)	1,713	(25)
Common and preferred stock	1,217	(224)	145	(35)	1,362	(259)

Total	$17,550	$(260)	$668	$(68)	$18,218	$(328)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2014

U.S. government and agency securities	$4,161	$(29)	$850	$0	$5,011	$(29)
Foreign government bonds	566	(4)	21	(6)	587	(10)
Mortgage- and asset-backed securities	120	0	61	(2)	181	(2)
Corporate notes and bonds	1,154	(8)	34	(1)	1,188	(9)
Common and preferred stock	463	(48)	257	(33)	720	(81)

Total	$6,464	$(89)	$1,223	$(42)	$7,687	$(131)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of March 31, 2015.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

March 31, 2015

Due in one year or less	$37,613	$37,630
Due after one year through five years	48,356	48,462
Due after five years through 10 years	2,232	2,266
Due after 10 years	1,518	1,604

Total	$89,719	$89,962

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

PART I

Item 1

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, and Canadian dollar. As of March 31, 2015 and June 30, 2014, the total notional amounts of these foreign exchange contracts sold were $9.4 billion and $4.9 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of March 31, 2015 and June 30, 2014, the total notional amounts of these foreign exchange contracts sold were $5.3 billion and $3.1 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of March 31, 2015, the total notional amounts of these foreign exchange contracts purchased and sold were $10.3 billion and $6.8 billion, respectively. As of June 30, 2014, the total notional amounts of these foreign exchange contracts purchased and sold were $6.2 billion and $8.5 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of March 31, 2015, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.8 billion and $2.6 billion, respectively, of which $590 million and $755 million, respectively, were designated as hedging instruments. As of June 30, 2014, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.9 billion and $1.9 billion, respectively, of which $362 million and $420 million, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of March 31, 2015, the total notional amounts of fixed-interest rate contracts purchased and sold were $2.1 billion and $2.8 billion, respectively. As of June 30, 2014, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.7 billion and $936 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of March 31, 2015 and June 30, 2014, the total notional derivative amounts of mortgage contracts purchased were $813 million and $1.1 billion, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of March 31, 2015, the total notional amounts of credit contracts purchased and sold were $628 million and $417 million, respectively. As of June 30, 2014, the total notional amounts of credit contracts purchased and sold were $550 million and $440 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost

PART I

Item 1

alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of March 31, 2015, the total notional amounts of commodity contracts purchased and sold were $1.0 billion and $317 million, respectively. As of June 30, 2014, the total notional amounts of commodity contracts purchased and sold were $1.4 billion and $408 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2015, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

For derivative instruments that are not designated as hedges, gains (losses) from changes in fair values are primarily recognized in other income (expense), net. Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities and gains (losses) from foreign exchange rate changes on certain balance sheet amounts.

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

	March 31, 2015				June 30, 2014

	Assets			Liabilities	Assets			Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$41	$139	$0	$(354)	$10	$39	$0	$(97)
Equity contracts	156	0	0	(32)	177	0	0	(21)
Interest rate contracts	8	0	0	(20)	17	0	0	(12)
Credit contracts	18	0	0	(9)	24	0	0	(13)
Commodity contracts	0	0	0	0	15	0	0	(1)

Total	$223	$139	$0	$(415)	$243	$39	$0	$(144)

Designated Hedge Derivatives

Foreign exchange contracts	$59	$936	$0	$(11)	$1	$70	$0	$(15)
Equity contracts	0	0	38	(76)	0	0	7	(125)

Total	$59	$936	$38	$(87)	$1	$70	$7	$(140)

Total gross amounts of derivatives	$282	$1,075	$38	$(502)	$244	$109	$7	$(284)

Gross derivatives either offset or subject to an enforceable master netting agreement	$159	$1,075	$38	$(502)	$99	$109	$7	$(284)
Gross amounts of derivatives offset in the balance sheet	(85)	(249)	(38)	372	(77)	(71)	(7)	155

Net amounts presented in the balance sheet	74	826	0	(130)	22	38	0	(129)
Gross amounts of derivatives not offset in the balance sheet	0	0	0	0	0	0	0	0
Cash collateral received	0	0	0	(695)	0	0	0	0

Net amount	$74	$826	$0	$(825)	$22	$38	$0	$(129)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair-value hedges and their related hedged items:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Foreign Exchange Contracts

Derivatives	$31	$(51)	$653	$8
Hedged items	(23)	48	(647)	(13)

Total amount of ineffectiveness	$8	$(3)	$6	$(5)

Equity Contracts

Derivatives	$(25)	$(44)	$(88)	$(54)
Hedged items	25	44	88	54

Total amount of ineffectiveness	$0	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$5	$7	$(8)	$(19)

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Effective Portion

Gains (losses) recognized in OCI (net of tax effects of $25, $3, $37, and $3)	$559	$(2)	$1,251	$57
Gains reclassified from AOCI into revenue	$162	$31	$290	$75

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	$(120)	$(53)	$(262)	$(173)

We estimate that $767 million of net derivative gains included in accumulated other comprehensive income (“AOCI”) at March 31, 2015 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended March 31, 2015.

PART I

Item 1

Non-Designated Derivative Gains (Losses)

Gains (losses) from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense), net. These amounts are shown in the table below, with the exception of gains (losses) on derivatives presented in income statement line items other than other income (expense), net, which were immaterial for the periods presented. Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) below are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities and gains (losses) from foreign exchange rate changes on certain balance sheet amounts.

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Foreign exchange contracts	$(442)	$(68)	$(647)	$6
Equity contracts	(4)	(6)	(18)	(52)
Interest-rate contracts	3	12	21	12
Credit contracts	2	0	(2)	3
Commodity contracts	(47)	64	(264)	75

Total	$(488)	$2	$(910)	$44

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

•

Level 2—inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, common and preferred stock, mortgage-backed and asset-backed securities, U.S. government and agency securities, and foreign government bonds. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in common and preferred stock and goodwill when it is recorded at fair value due to an impairment charge. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities. Our Level 3 derivative assets and liabilities primarily include equity derivatives.

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

PART I

Item 1

Our other current financial assets and our current financial liabilities have fair values that approximate their carrying values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

March 31, 2015

Assets

Mutual funds	$1,113	$0	$0	$1,113	$0	$1,113
Commercial paper	0	53	0	53	0	53
Certificates of deposit	0	896	0	896	0	896
U.S. government and agency securities	72,611	1,392	0	74,003	0	74,003
Foreign government bonds	124	5,252	0	5,376	0	5,376
Mortgage- and asset-backed securities	0	3,008	0	3,008	0	3,008
Corporate notes and bonds	0	6,102	0	6,102	0	6,102
Municipal securities	0	339	0	339	0	339
Common and preferred stock	8,701	2,179	14	10,894	0	10,894
Derivatives	2	1,362	31	1,395	(372)	1,023

Total	$82,551	$20,583	$45	$103,179	$(372)	$102,807

Liabilities

Derivatives and other	$14	$416	$72	$502	$(372)	$130

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2014

Assets

Mutual funds	$590	$0	$0	$590	$0	$590
Commercial paper	0	189	0	189	0	189
Certificates of deposit	0	1,197	0	1,197	0	1,197
U.S. government and agency securities	66,288	745	0	67,033	0	67,033
Foreign government bonds	139	3,210	0	3,349	0	3,349
Mortgage- and asset-backed securities	0	1,073	0	1,073	0	1,073
Corporate notes and bonds	0	6,805	0	6,805	0	6,805
Municipal securities	0	332	0	332	0	332
Common and preferred stock	9,552	1,825	14	11,391	0	11,391
Derivatives	5	348	7	360	(155)	205

Total	$76,574	$15,724	$21	$92,319	$(155)	$92,164

Liabilities

Derivatives and other	$5	$153	$126	$284	$(155)	$129

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

(In millions)

March 31, 2015		June 30, 2014

Net fair value of assets measured at fair value on a recurring basis	$102,807	$92,164
Cash	4,346	4,980
Common and preferred stock measured at fair value on a nonrecurring basis	538	520
Other investments measured at fair value on a nonrecurring basis	560	1,150
Less derivative net assets classified as other current assets	(826)	(38)
Other	7	(6)

Recorded basis of investment components	$107,432	$98,770

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended March 31, 2015 and 2014, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

March 31, 2015		June 30, 2014

Raw materials	$1,019	$944
Work in process	293	266
Finished goods	1,157	1,450

Total	$2,469	$2,660

NOTE 8 — BUSINESS COMBINATIONS

Nokia’s Devices and Services Business

On April 25, 2014, we acquired substantially all of Nokia Corporation’s (“Nokia”) Devices and Services business (“NDS”) for a total purchase price of $9.4 billion, including cash acquired of $1.5 billion (the “Acquisition”). The purchase price consisted primarily of cash of $7.1 billion, Nokia’s repurchase of convertible notes of $2.1 billion, which was a non-cash transaction, and liabilities assumed of $0.2 billion. The Acquisition is expected to accelerate the growth of our Devices and Consumer (“D&C”) business through faster innovation, synergies, and unified branding and marketing.

PART I

Item 1

The allocation of the purchase price to goodwill was completed as of March 31, 2015. The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

(In millions)

Cash	$1,506
Accounts receivable (a)	754
Inventories	544
Other current assets	936
Property and equipment	981
Intangible assets	4,509
Goodwill (b)	5,456
Other	221
Current liabilities	(4,575)
Long-term liabilities	(890)

Total purchase price	$9,442

(a)	Gross accounts receivable was $901 million, of which $147 million was expected to be uncollectible.

(b)	Goodwill was assigned to our Phone Hardware segment. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of NDS.

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

The significant classes of assets and liabilities to which we preliminarily allocated the purchase price were goodwill of $1.8 billion and identifiable intangible assets of $928 million, primarily marketing-related (trade names). The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth, and is not expected to be deductible for tax purposes. We assigned the goodwill to our D&C Other segment. Identifiable intangible assets were assigned a total weighted-average amortization period of 6.3 years. Mojang has been included in our consolidated results of operations since the acquisition date.

Other

During the nine months ended March 31, 2015, we completed 10 additional acquisitions for total cash consideration of $556 million. These entities have been included in our consolidated results of operations since their respective acquisition dates.

Pro forma results of operations for Mojang and our other acquisitions during the current period have not been presented because the effects of these business combinations, individually and in aggregate, were not material to our consolidated results of operations.

PART I

Item 1

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)		June 30, 2014	Acquisitions	Other	March 31, 2015

Devices and Consumer	Licensing	$868	$4	$0	$872

	Hardware:
	Computing and Gaming Hardware	1,698	0	(56)	1,642
	Phone Hardware	5,354	0	(113)	5,241

	Total Devices and Consumer Hardware	7,052	0	(169)	6,883
	Other	738	1,772	(245)	2,265

	Total Devices and Consumer	8,658	1,776	(414)	10,020

Commercial	Licensing	10,058	0	(180)	9,878
	Other	1,411	430	(11)	1,830

	Total Commercial	11,469	430	(191)	11,708

Total goodwill		$20,127	$2,206	$(605)	$21,728

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

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2015			June 30, 2014

Technology-based (a)	$6,976	$(3,252)	$3,724	$6,440	$(2,615)	$3,825
Marketing-related	1,984	(488)	1,496	1,518	(324)	1,194
Contract-based	2,265	(838)	1,427	2,266	(716)	1,550
Customer-related	769	(453)	316	732	(320)	412

Total	$11,994	$(5,031)	$6,963	$10,956	$(3,975)	$6,981

(a)

Technology-based intangible assets included $29 million and $98 million as of March 31, 2015 and June 30, 2014, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $361 million and $1.1 billion for the three and nine months ended March 31, 2015, respectively, and $170 million and $498 million for the three and nine months ended March 31, 2014, respectively. Amortization of capitalized software was $13 million and $68 million for the three and nine months ended March 31, 2015, respectively, and $50 million and $146 million for the three and nine months ended March 31, 2014, respectively.

PART I

Item 1

The following table outlines the estimated future amortization expense related to intangible assets held at March 31, 2015:

(In millions)

Year Ending June 30,

2015 (excluding the nine months ended March 31, 2015)	$333
2016	1,227
2017	984
2018	837
2019	756
Thereafter	2,826

Total	$6,963

NOTE 11 — DEBT

As of March 31, 2015, we had $31.8 billion of issued and outstanding debt, comprising $1.7 billion of short-term debt and $30.1 billion of long-term debt, including the current portion. As of June 30, 2014, we had $22.6 billion of issued and outstanding debt, comprising $2.0 billion of short-term debt and $20.6 billion of long-term debt.

Short-term Debt

As of March 31, 2015, we had $1.7 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.12% and maturities ranging from 58 to 85 days. As of June 30, 2014, we had $2.0 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.12% and maturities ranging from 86 to 91 days. The estimated fair value of this commercial paper approximates its carrying value.

We have two $5.0 billion credit facilities which expire on November 4, 2015 and November 14, 2018, respectively. These credit facilities serve as a back-up for our commercial paper program. As of March 31, 2015, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of March 31, 2015, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $30.1 billion and $32.1 billion, respectively. This is compared to a carrying value and estimated fair value of our long-term debt of $20.6 billion and $21.5 billion, respectively, as of June 30, 2014. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of March 31, 2015 and June 30, 2014:

Due Date	Face Value March 31, 2015	Face Value June 30, 2014	Stated Interest Rate	Effective Interest Rate

		(In millions)

Notes

September 25, 2015	$1,750	$1,750	1.625%	1.795%
February 8, 2016	750	750	2.500%	2.642%
November 15, 2017	600	600	0.875%	1.084%
May 1, 2018	450	450	1.000%	1.106%
December 6, 2018	1,250	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
February 12, 2020 (a)	1,500	0	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
February 8, 2021	500	500	4.000%	4.082%
December 6, 2021 (b)	1,880	2,396	2.125%	2.233%
February 12, 2022 (a)	1,500	0	2.375%	2.466%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 12, 2025 (a)	2,250	0	2.700%	2.772%
December 6, 2028 (b)	1,880	2,396	3.125%	3.218%
May 2, 2033 (b)	590	753	2.625%	2.690%
February 12, 2035 (a)	1,500	0	3.500%	3.604%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045 (a)	1,750	0	3.750%	3.800%
February 12, 2055 (a)	2,250	0	4.000%	4.063%

Total	$30,300	$20,745

(a)	In February 2015, we issued $10.8 billion of debt securities.

(b)	Euro-denominated debt securities.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of March 31, 2015 and June 30, 2014, the aggregate unamortized discount for our long-term debt, including the current portion, was $157 million and $100 million, respectively.

NOTE 12 — INCOME TAXES

Our effective tax rate for the three months ended March 31, 2015 and 2014 was 24% and 19%, respectively, and 24% and 18% for the nine months ended March 31, 2015 and 2014, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

Tax contingencies and other tax liabilities were $11.8 billion and $10.4 billion as of March 31, 2015 and June 30, 2014, respectively, and are included in other long-term liabilities. This increase relates primarily to current period quarterly growth relating to intercompany transfer pricing adjustments. While we settled a portion of the Internal Revenue Service (“I.R.S.”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened

PART I

Item 1

the audit phase of the examination. As of March 31, 2015, the primary unresolved issue relates to transfer pricing which could have a significant adverse impact on our consolidated financial statements if it is not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2014.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2014, some of which are currently under audit by local tax authorities. Resolution of these audits are not expected to be material to our consolidated financial statements.

NOTE 13 — RESTRUCTURING CHARGES

In July 2014, we announced a restructuring plan to simplify our organization and align NDS with our company’s overall strategy (the “Restructuring Plan”). Pursuant to the Restructuring Plan, we planned to eliminate up to 18,000 positions in the current fiscal year, including approximately 12,500 professional and factory positions related to the NDS business. The actions associated with the Restructuring Plan are expected to be completed by June 30, 2015.

We incurred restructuring charges of $98 million and $1.3 billion during the three and nine months ended March 31, 2015, respectively, including severance expenses and other reorganization costs, primarily associated with our facilities consolidation. As of March 31, 2015, we have notified approximately 18,000 employees of their job elimination, entered into mutually agreed separations, or commenced required consultation processes, and recognized substantially all anticipated severance charges for the positions expected to be eliminated under the Restructuring Plan. We also wrote down the carrying value of certain assets and recognized a restructuring charge relating to the write downs of $24 million and $333 million during the three and nine months ended March 31, 2015, respectively. Restructuring charges were included in integration and restructuring expenses in our consolidated income statement, and reflected in Corporate and Other in our table of operating income (loss) by segment group in Note 18 – Segment Information.

During the remainder of fiscal year 2015, we expect to incur additional pre-tax restructuring charges of approximately $100 million, primarily related to asset write-downs and lease termination costs.

Changes in the restructuring liability were as follows:

(In millions)	Severance	Asset Impairments and Other (a)	Total

Restructuring liability as of June 30, 2014	$0	$0	$0
Restructuring charges	783	495	1,278
Cash paid	(651)	(101)	(752)
Other	(19)	(348)	(367)

Restructuring liability as of March 31, 2015	$113	$46	$159

(a)

“Asset Impairments and Other” primarily reflects activities associated with the consolidation of our facilities and manufacturing operations, including asset write-downs of $333 million during the nine months ended March 31, 2015, as well as contract termination costs.

PART I

Item 1

NOTE 14 — UNEARNED REVENUE

Unearned revenue by segment was as follows, with segments with significant balances shown separately:

(In millions)

	March 31, 2015	June 30, 2014

Commercial Licensing	$14,697	$19,099
Commercial Other	3,526	3,934
Rest of the segments	1,975	2,125

Total	$20,198	$25,158

NOTE 15 — CONTINGENCIES

Antitrust, Unfair Competition, and Overcharge Class Actions

A large number of antitrust and unfair competition class action lawsuits were filed against us in various state, federal, and Canadian courts on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products between 1999 and 2005.

We obtained dismissals or reached settlements of all claims made in the United States. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. We estimate the total remaining cost of the settlements is approximately $200 million, all of which had been accrued as of March 31, 2015.

Three similar cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In March 2010, the court in the British Columbia case certified it as a class action. After the British Columbia Court of Appeal dismissed the case, in October 2013 the Canadian Supreme Court reversed the appellate court and reinstated part of the British Columbia case, which is now scheduled for trial in 2016. The other two cases are inactive.

Other Antitrust Litigation and Claims

GO Computer litigation

In June 2005, GO Computer Inc. and co-founder Jerry Kaplan filed a complaint in California state court asserting antitrust claims under the Cartwright Act related to the business of the former GO Corporation in the early 1990s and its successor in interest, Lucent Corporation in the early 2000s. All claims prior to June 2001 have been dismissed with prejudice as barred by the statute of limitations. The case is moving forward with discovery, and a trial is set for September 2015.

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

Patent and Intellectual Property Claims

Motorola litigation

In October 2010, Microsoft filed patent infringement complaints against Motorola Mobility (“Motorola”) with the International Trade Commission (“ITC”) and in U.S. District Court in Seattle for infringement of nine Microsoft patents by Motorola’s Android devices. Since then, Microsoft and Motorola have filed additional claims against each other with the ITC, in federal district courts in Seattle, Wisconsin, Florida, and California, and in courts in Germany. The nature of the claims asserted and status of individual matters are summarized below.

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

PART I

Item 1

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

In lawsuits Microsoft filed in Germany in 2011 and 2012, Microsoft asserts that Motorola Android devices infringe Microsoft patents and is seeking damages and injunctions. In 2012, regional courts in Germany issued injunctions on three of the Microsoft patents, which Motorola appealed. One judgment has been affirmed on appeal (and Motorola has further appealed), and the other two appeals are pending (in one of these two cases the asserted patent has expired). An additional infringement proceeding is still pending in the court of first instance. In actions filed separately by Motorola to invalidate these patents, the Federal Patent Court in 2013 and 2014 held the Microsoft patents invalid, and Microsoft appealed. For the cases in which Microsoft obtained injunctions, if Motorola were to prevail following all appeals, Motorola could have a claim against Microsoft for damages caused by an erroneously granted injunction.

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

InterDigital patent litigation

InterDigital Technology Corporation and InterDigital Communications Corporation (collectively, “IDT”) filed four patent infringement cases against Nokia in the ITC and in U.S. District Court for the District of Delaware between 2007 and 2013. We have been added to these cases as a defendant. IDT has cases pending against other defendants based on the same patents because most of the patents at issue allegedly relate to 3G and 4G wireless communications standards essential functionality. The cases involving us include three ITC investigations where IDT is seeking an order excluding importation of 3G and 4G phones into the U.S. and one active case in U.S. District Court in Delaware seeking an injunction and damages. The ITC issued a finding of no violation relating to two of the investigations, which IDT appealed. In February 2015, the U.S. Court of Appeals for the Federal Circuit affirmed one of the ITC’s findings; the other has been stayed. The Delaware case is set for trial beginning in April 2015.

European copyright levies

We have assumed from Nokia all potential liability due to Nokia’s alleged failure to pay “private copying levies” in various European countries based upon sale of memory cards and mobile phones that incorporate blank memory. The levies are based upon a 2001 European Union (“EU”) Directive establishing a right for end users to make copies of copyrighted works for personal or private use, but also allowing the collection of levies based upon sales of blank media or recording devices to compensate copyright holders for private copying. Various collecting societies in EU countries initiated litigation against Nokia, stating that Nokia must pay levies not only based upon sales of blank memory cards, but also phones that include blank memory for data storage on the phones, regardless of actual usage of that memory. The most significant cases against Nokia are pending in Germany and Austria, due to both the high volume of sales and high levy amounts sought in these countries. In December 2014, the appellate court in Germany found that levies may be imposed with respect to certain mobile phones sold between 2004 and 2007. We plan to appeal.

Other patent and intellectual property claims

In addition to these cases, there are approximately 90 other patent infringement cases pending against Microsoft.

PART I

Item 1

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

As of March 31, 2015, we had accrued aggregate liabilities of $640 million in other current liabilities and $30 million in other long-term liabilities for all of our legal matters that were contingencies as of that date. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.9 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 16 — STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock through our share repurchase program during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Shares of common stock repurchased	116	47	202	147
Value of common stock repurchased	$5,000	$1,791	$9,000	$5,291

PART I

Item 1

The above table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. On September 16, 2013, our Board of Directors approved a share repurchase plan authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of March 31, 2015, $26.1 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2015

September 16, 2014	$0.31	November 20, 2014	$2,547	December 11, 2014
December 3, 2014	$0.31	February 19, 2015	$2,532	March 12, 2015
March 10, 2015	$0.31	May 21, 2015	$2,515	June 11, 2015

Fiscal Year 2014

September 16, 2013	$0.28	November 21, 2013	$2,332	December 12, 2013
November 19, 2013	$0.28	February 20, 2014	$2,322	March 13, 2014
March 11, 2014	$0.28	May 15, 2014	$2,309	June 12, 2014

The dividend declared on March 10, 2015 was included in other current liabilities as of March 31, 2015.

PART I

Item 1

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Derivatives

Accumulated other comprehensive income balance, beginning of period	$597	$83	$31	$66
Unrealized gains (losses), net of tax effects of $25, $3, $37, and $3	559	(2)	1,251	57

Reclassification adjustments for gains included in revenue	(162)	(31)	(290)	(75)
Tax expense included in provision for income taxes	4	2	6	4

Amounts reclassified from accumulated other comprehensive income	(158)	(29)	(284)	(71)

Net current period other comprehensive income (loss)	401	(31)	967	(14)

Accumulated other comprehensive income balance, end of period	$998	$52	$998	$52

Investments

Accumulated other comprehensive income balance, beginning of period	$3,111	$3,228	$3,531	$1,794
Unrealized gains, net of tax effects of $133, $72, $47, and $832	245	133	83	1,607

Reclassification adjustments for gains included in other income (expense), net	(185)	(100)	(583)	(163)
Tax expense included in provision for income taxes	65	35	205	58

Amounts reclassified from accumulated other comprehensive income	(120)	(65)	(378)	(105)

Net current period other comprehensive income (loss)	125	68	(295)	1,502

Accumulated other comprehensive income balance, end of period	$3,236	$3,296	$3,236	$3,296

Translation adjustments and other

Accumulated other comprehensive income (loss) balance, beginning of period	$(325)	$(34)	$146	$(117)
Translation adjustments and other, net of tax effects of $(174), $9, $(432), and $53	(438)	18	(909)	101

Accumulated other comprehensive loss balance, end of period	$(763)	$(16)	$(763)	$(16)

Accumulated other comprehensive income, end of period	$3,471	$3,332	$3,471	$3,332

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

Commercial

Our Commercial segments develop, market, and support software and services designed to increase individual, team, and organizational productivity and efficiency, including simplifying everyday tasks through seamless operations across the user’s hardware and software. Our Commercial segments are:

•

Commercial Licensing, comprising: server products, including Windows Server, Microsoft SQL Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); Windows Embedded; volume licensing of the Windows operating system, excluding academic (“Windows Commercial”); Microsoft Office for business, including Office, Exchange, SharePoint, Skype for Business, and related CALs (“Office Commercial”); Microsoft Dynamics business solutions, excluding Dynamics CRM Online; and Skype; and

•

Commercial Other, comprising: Enterprise Services, including Premier Support Services and Microsoft Consulting Services; Commercial Cloud, comprising Office 365 Commercial, other Microsoft Office online offerings, Dynamics CRM Online, and Microsoft Azure; and certain other commercial products and online services not included in the categories above.

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

Segment revenue and gross margin were as follows during the periods presented:

(In millions)		Three Months Ended March 31,		Nine Months Ended March 31,

		2015	2014	2015	2014

Revenue

Devices and Consumer	Licensing	$3,476	$4,597	$11,736	$14,625

	Hardware:
	Computing and Gaming Hardware	1,800	1,872	8,250	7,751
	Phone Hardware	1,397	0	6,290	0

	Total Devices and Consumer Hardware	3,197	1,872	14,540	7,751
	Other	2,280	1,824	6,525	5,252

	Total Devices and Consumer	8,953	8,293	32,801	27,628

Commercial	Licensing	10,036	10,335	30,588	30,852
	Other	2,760	1,902	7,760	5,284

	Total Commercial	12,796	12,237	38,348	36,136

Corporate and Other		(20)	(127)	251	(313)

Total revenue		$21,729	$20,403	$71,400	$63,451

Gross Margin

Devices and Consumer	Licensing	$3,210	$4,017	$10,904	$12,918

	Hardware:
	Computing and Gaming Hardware	414	258	1,353	874
	Phone Hardware	(4)	0	805	0

	Total Devices and Consumer Hardware	410	258	2,158	874
	Other	566	391	1,428	1,102

	Total Devices and Consumer	4,186	4,666	14,490	14,894

Commercial	Licensing	9,275	9,432	28,301	28,317
	Other	1,144	475	2,849	1,164

	Total Commercial	10,419	9,907	31,150	29,481

Corporate and Other		(37)	(148)	190	(369)

Total gross margin		$14,568	$14,425	$45,830	$44,006

PART I

Item 1

Below are operating expenses by segment group. As discussed above, we do not allocate operating expenses to our segments.

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Devices and Consumer	$2,530	$2,336	$8,913	$7,802
Commercial	4,263	4,157	12,596	12,368
Corporate and Other	991	958	2,534	2,559

Total segment operating expenses	7,784	7,451	24,043	22,729
Integration and restructuring	190	0	1,573	0

Total operating expenses	$7,974	$7,451	$25,616	$22,729

Below is operating income (loss) by segment group.

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Devices and Consumer	$1,656	$2,330	$5,577	$7,092
Commercial	6,156	5,750	18,554	17,113
Corporate and Other	(1,218)	(1,106)	(3,917)	(2,928)

Total operating income	$6,594	$6,974	$20,214	$21,277

Corporate and Other operating income includes adjustments to conform our internal accounting policies to U.S. GAAP and corporate-level activity not specifically attributed to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Corporate and Other activity was as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Corporate (a)(b)	$(1,175)	$(931)	$(3,998)	$(2,530)
Other (adjustments to U.S. GAAP):
Revenue reconciling amounts (c)	(20)	(127)	251	(313)
Cost of revenue reconciling amounts	(17)	(21)	(61)	(56)
Operating expenses reconciling amounts	(6)	(27)	(109)	(29)

Total Corporate and Other	$(1,218)	$(1,106)	$(3,917)	$(2,928)

(a)	Corporate is presented on the basis of our internal accounting policies and excludes the adjustments to U.S. GAAP that are presented separately in those line items.

(b)	Corporate for the three and nine months ended March 31, 2015 included integration and restructuring expenses of $190 million and $1.6 billion, respectively.

(c)	Revenue reconciling amounts for the three months ended March 31, 2014 included $110 million of net revenue deferrals related to sales of bundled products and services (“Bundled Offerings”).

Revenue reconciling amounts for the nine months ended March 31, 2015 included the recognition of $296 million of previously deferred net revenue related to Bundled Offerings. Revenue reconciling amounts for the nine months ended March 31, 2014 included $250 million of net revenue deferrals related to Bundled Offerings.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of March 31, 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

We conducted our review in accordance with the standards of the Public Company Accounting Oversight Board (United States). A review of interim financial information consists principally of applying analytical procedures and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with the standards of the Public Company Accounting Oversight Board (United States), the objective of which is the expression of an opinion regarding the financial statements taken as a whole. Accordingly, we do not express such an opinion.

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

April 23, 2015

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

Devices operating system and hardware

With our Windows devices operating system and hardware, we strive to set the standard for productivity experiences. We aim to deliver the richest and most consistent user experience for digital work and life scenarios on screens of all sizes – from phones, tablets, and laptops to TVs, wearables, and large, multi-touch displays. We are investing to make Windows the most secure, manageable, and capable operating system for the needs of a modern workforce.

PART I

Item 2

We are working to create a broad developer opportunity by enabling universal Windows applications to run across all device targets. We are developing new input/output methods like speech, pen, and gesture to power more personal computing experiences.

We work with an ecosystem of partners to deliver a broad spectrum of Windows devices. We also build hardware to set the standard for productivity experiences and stimulate more demand for the entire Windows ecosystem, as we do with Surface and phones. As consumer services and hardware advance, we expect they will continue to better complement one another, connecting the devices people use daily to unique communications, productivity, and entertainment services from Microsoft and our partners and developers. We anticipate many new mobile device categories and we anticipate experiences to emerge that span a variety of devices of all screen sizes. We will invest to be on the forefront of this innovation, focusing on dual users and their needs across work and life.

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

Economic Conditions, Challenges, and Risks

The market for software, devices, and cloud-based services is dynamic and highly competitive. Our competitors are developing new software and devices, while also deploying competing cloud-based services for consumers and businesses. The devices and form factors customers prefer evolve rapidly, and influence how users access services in the cloud and in some cases the user’s choice of which suite of cloud-based services to use. We must continue to evolve and adapt over an extended time in pace with this changing environment. To support our strategy of reinventing productivity to empower every person and every organization to do more and achieve more, we announced a restructuring plan in July 2014 (“Restructuring Plan”). Through this Restructuring Plan, we strive to increase agility, streamline engineering processes, move faster and more efficiently, and simplify our organization. Even if we achieve these goals, the investments we are making in devices and infrastructure will increase our operating costs and may decrease our operating margins. With the acquisition of Nokia Corporation’s (“Nokia”) Devices and Services business (“NDS”), we expect our effective tax rate to increase as our business mix changes.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange

PART I

Item 2

rates may significantly affect revenue and expenses. Recently, the significant strengthening of the U.S. dollar relative to certain foreign currencies has negatively impacted reported revenue and reduced reported expenses from our international operations.

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

Unearned Revenue

Quarterly and annual revenue may be impacted by the deferral of revenue. See the discussions below regarding revenue deferred on certain bundled products and services (“Bundled Offerings”) and revenue deferred on pre-sales of Windows 8.1 to original equipment manufacturers (“OEMs”) and retailers before general availability.

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

PART I

Item 2

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

Commercial

Our Commercial segments develop, market, and support software and services designed to increase individual, team, and organizational productivity and efficiency, including simplifying everyday tasks through seamless operations across the user’s hardware and software. Our Commercial segments are:

•

Commercial Licensing, comprising: server products, including Windows Server, Microsoft SQL Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); Windows Embedded; volume licensing of the Windows operating system, excluding academic (“Windows Commercial”); Microsoft Office for business, including Office, Exchange, SharePoint, Skype for Business, and related CALs (“Office Commercial”); Microsoft Dynamics business solutions, excluding Dynamics CRM Online; and Skype; and

•

Commercial Other, comprising: Enterprise Services, including Premier Support Services and Microsoft Consulting Services; Commercial Cloud, comprising Office 365 Commercial, other Microsoft Office online offerings, Dynamics CRM Online, and Microsoft Azure; and certain other commercial products and online services not included in the categories above.

SUMMARY RESULTS OF OPERATIONS

Summary

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2015	2014		2015	2014

Revenue	$21,729	$20,403	6%	$71,400	$63,451	13%
Gross margin	$14,568	$14,425	1%	$45,830	$44,006	4%
Operating income	$6,594	$6,974	(5)%	$20,214	$21,277	(5)%
Diluted earnings per share	$0.61	$0.68	(10)%	$1.86	$2.08	(11)%

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Revenue increased $1.3 billion or 6%, reflecting Phone Hardware sales following the acquisition of NDS, and growth in revenue from our Commercial Cloud and server products, offset in part by a decline in Office Commercial and Windows OEM revenue. Revenue included an unfavorable foreign currency impact of approximately 3%, and we continued to experience revenue declines in Japan, where Office has high attach to PCs and the underlying PC market declined.

Gross margin increased $143 million or 1%, primarily due to higher revenue, offset in part by a $1.2 billion or 20% increase in cost of revenue, and included an unfavorable foreign currency impact of approximately 3%. Cost of revenue increased, mainly due to Phone Hardware. Cost of revenue included a favorable foreign currency impact of approximately 2%. Gross margin, as a percentage of revenue, improved in comparison to the same quarter of the prior year for each of our reportable segments.

Operating income decreased $380 million or 5%, mainly due to an increase in research and development expenses, integration and restructuring expenses, and higher sales and marketing expenses, offset in part by higher gross margin. Integration and restructuring expenses were $190 million, or $0.01 in diluted earnings per share. Key changes in operating expenses were:

•	Research and development expenses increased $241 million or 9%, mainly due to increased investment in new products and services, including NDS expenses.

•

Sales and marketing expenses increased $167 million or 5%, primarily due to NDS expenses, offset in part by lower headcount-related expenses. Sales and marketing expenses included a favorable foreign currency impact of approximately 7%.

PART I

Item 2

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Revenue increased $7.9 billion or 13%, reflecting Phone Hardware sales and growth in revenue from our Commercial Cloud, server products, and Surface. These increases were offset in part by a decline in revenue from Office Commercial, Windows OEM, and licensing of Windows Phone operating system.

Gross margin increased $1.8 billion or 4%, primarily due to higher revenue, offset in part by a $6.1 billion or 31% increase in cost of revenue. Cost of revenue increased, mainly due to Phone Hardware. Gross margin, as a percentage of revenue, improved year over year in each of our reportable segments.

Operating income decreased $1.1 billion or 5%, reflecting integration and restructuring expenses, as well as increased research and development expenses and sales and marketing expenses, offset in part by higher gross margin. Integration and restructuring expenses were $1.6 billion, or $0.14 in diluted earnings per share. Key changes in operating expenses were:

•	Research and development expenses increased $694 million or 8%, mainly due to increased investment in new products and services, including NDS expenses.

•

Sales and marketing expenses increased $623 million or 6%, primarily due to NDS expenses, offset in part by a reduction in advertising expenses. Sales and marketing expenses included a favorable foreign currency impact of approximately 2%.

SEGMENT RESULTS OF OPERATIONS

Devices and Consumer

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2015	2014		2015	2014

Revenue

Licensing	$3,476	$4,597	(24)%	$11,736	$14,625	(20)%

Hardware:
Computing and Gaming Hardware	1,800	1,872	(4)%	8,250	7,751	6%
Phone Hardware	1,397	0	*	6,290	0	*

Total Devices and Consumer Hardware	3,197	1,872	*	14,540	7,751	*
Other	2,280	1,824	25%	6,525	5,252	24%

Total Devices and Consumer revenue	$8,953	$8,293	8%	$32,801	$27,628	19%

Gross Margin

Licensing	$3,210	$4,017	(20)%	$10,904	$12,918	(16)%

Hardware:
Computing and Gaming Hardware	414	258	60%	1,353	874	55%
Phone Hardware	(4)	0	*	805	0	*

Total Devices and Consumer Hardware	410	258	59%	2,158	874	*
Other	566	391	45%	1,428	1,102	30%

Total Devices and Consumer gross margin	$4,186	$4,666	(10)%	$14,490	$14,894	(3)%

*	Not Meaningful

Three months ended March 31, 2015 compared with three months ended March 31, 2014

D&C revenue increased $660 million or 8%, primarily due to Phone Hardware sales following the acquisition of NDS, offset in part by a decrease in Windows OEM revenue. D&C revenue included an unfavorable foreign currency impact of approximately 3%. Collectively, Office Consumer and Office 365 Consumer revenue declined 29%. D&C gross margin decreased $480 million or 10%, reflecting higher cost of revenue, offset in part by higher revenue. D&C cost of revenue increased $1.1 billion or 31%, mainly due to Phone Hardware.

PART I

Item 2

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

D&C revenue increased $5.2 billion or 19%, primarily due to Phone Hardware sales, as well as higher revenue from Surface, offset in part by a decrease in Windows OEM revenue and lower revenue from licensing of Windows Phone operating system. Collectively, Office Consumer and Office 365 Consumer revenue declined 13%. D&C gross margin decreased $404 million or 3%, reflecting higher cost of revenue, offset in part by higher revenue. D&C cost of revenue increased $5.6 billion or 44%, mainly due to Phone Hardware.

D&C Licensing

Three months ended March 31, 2015 compared with three months ended March 31, 2014

D&C Licensing revenue decreased $1.1 billion or 24%, mainly due to lower revenue from licenses of Windows OEM and Office Consumer. D&C Licensing revenue included an unfavorable foreign currency impact of approximately 2%. Windows OEM revenue decreased $698 million or 22%, due to declines of 19% in OEM Pro revenue and 26% in OEM non-Pro revenue. Windows OEM Pro revenue decreased, primarily due to benefits realized from the expiration of support for Windows XP in the prior year and declines in the business PC market. Windows OEM non-Pro revenue declined, mainly due to reductions in OEM non-Pro channel inventory and an increased mix of opening price point devices sold. Office Consumer revenue declined $376 million or 41%, reflecting the transition of customers to Office 365 Consumer and declines in the Japan PC market, where Office has high attach to PCs.

D&C Licensing gross margin decreased $807 million or 20%, primarily due to the decline in revenue, offset in part by a $314 million or 54% decline in cost of revenue. D&C Licensing cost of revenue decreased, mainly due to a $256 million decline in traffic acquisition costs, driven by prior year costs associated with our joint strategic initiatives with Nokia that terminated when we acquired NDS.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

D&C Licensing revenue decreased $2.9 billion or 20%, mainly due to lower revenue from Windows OEM, Windows Phone licensing, and Office Consumer. Windows OEM revenue declined $1.2 billion or 12%, primarily due to declines of 12% in OEM Pro revenue and 13% in OEM non-Pro revenue. Windows OEM Pro revenue decreased, primarily due to benefits realized from the expiration of support for Windows XP in the prior year and an increased mix of lower-priced licenses for devices sold to academic customers. Windows OEM non-Pro revenue declined, mainly due to an increased mix of opening price point devices sold. Revenue from licensing of Windows Phone operating system decreased $864 million or 49%, primarily due to prior year revenue associated with our joint strategic initiatives with Nokia that terminated when we acquired NDS. Office Consumer revenue declined $617 million or 25%, reflecting the transition of customers to Office 365 Consumer and declines in the Japan PC market.

D&C Licensing gross margin decreased $2.0 billion or 16%, primarily due to the decline in revenue, offset in part by an $875 million or 51% decrease in cost of revenue. D&C Licensing cost of revenue decreased, mainly due to a $720 million decline in traffic acquisition costs, driven by prior year costs associated with our joint strategic initiatives with Nokia.

Computing and Gaming Hardware

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Computing and Gaming Hardware revenue decreased $72 million or 4%, primarily due to lower revenue from Xbox Platform, offset in part by higher Surface revenue. Computing and Gaming Hardware revenue included an unfavorable foreign currency impact of approximately 4%. Xbox Platform revenue decreased $306 million or 24%, driven by a 20% decline in console volume and lower prices of Xbox One consoles compared to the prior year. We sold 1.6 million Xbox consoles during the third quarter of fiscal year 2015 compared with 2.0 million consoles during the third quarter of fiscal year 2014. Surface revenue increased $219 million or 44%, primarily due to Surface Pro 3 units sold, offset in part by a decrease in revenue from other Surface devices sold. Surface Pro 3 was released in June 2014.

PART I

Item 2

Computing and Gaming Hardware gross margin increased $156 million or 60%, due to a $228 million or 14% decrease in cost of revenue, offset in part by lower revenue. Gross margin benefited from the mix shift to Surface Pro 3. Computing and Gaming cost of revenue decreased, primarily due to a $265 million or 27% decline in Xbox Platform cost of revenue, driven by lower volumes and a lower cost per console sold.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Computing and Gaming Hardware revenue increased $499 million or 6%, primarily due to higher revenue from Surface, offset in part by lower revenue from Xbox Platform. Computing and Gaming Hardware revenue included an unfavorable foreign currency impact of approximately 2%. Surface revenue increased $939 million or 53%, primarily due to Surface Pro 3 units sold, offset in part by a decrease in revenue from other Surface devices sold. Xbox Platform revenue decreased $471 million or 8%, driven by lower prices of Xbox One consoles compared to the prior year, as well as a decrease in second- and third-party video games revenue. We sold 10.7 million Xbox consoles during the first nine months of fiscal year 2015 compared with 10.6 million consoles during the first nine months of fiscal year 2014.

Computing and Gaming Hardware gross margin increased $479 million or 55%, mainly due to higher revenue. Computing and Gaming cost of revenue was flat. Gross margin benefited from the mix shift to Surface Pro 3. Surface cost of revenue increased $156 million or 7%, mainly due to the higher cost per device sold for Surface Pro 3. Xbox Platform cost of revenue decreased $138 million or 3%, mainly due to lower cost per console sold.

Phone Hardware

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Phone Hardware revenue was $1.4 billion in the third quarter of fiscal year 2015, as we sold 8.6 million Lumia phones and 24.7 million non-Lumia phones. We acquired NDS in the fourth quarter of fiscal year 2014. Phone Hardware gross margin was $(4) million in the third quarter of fiscal year 2015. Phone Hardware cost of revenue, including $147 million amortization of acquired intangible assets, was $1.4 billion.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Phone Hardware revenue was $6.3 billion in fiscal year 2015, as we sold 28.5 million Lumia phones and 107.3 million non-Lumia phones. Phone Hardware gross margin was $805 million in fiscal year 2015. Phone Hardware cost of revenue, including $401 million amortization of acquired intangible assets, was $5.5 billion.

D&C Other

Three months ended March 31, 2015 compared with three months ended March 31, 2014

D&C Other revenue increased $456 million or 25%, mainly due to higher revenue from search advertising, Xbox Live, Office 365 Consumer, and first-party video games and Minecraft. D&C Other revenue included an unfavorable foreign currency impact of approximately 3%. Search advertising revenue increased 21%, primarily driven by growth in Bing, due to higher revenue per search and search volume. Xbox Live and other store transaction revenue increased $144 million or 32%, primarily due to growth in Xbox Live transaction revenue, driven by increased users and revenue per user. Office 365 Consumer revenue increased $83 million, reflecting subscriber growth of 179%, and we ended the third quarter of fiscal year 2015 with 12.4 million subscribers. First-party video games and Minecraft revenue increased, mainly due to sales of Minecraft following the acquisition of Mojang Synergies AB (“Mojang”).

D&C Other gross margin increased $175 million or 45%, due to higher revenue, offset in part by a $281 million or 20% increase in cost of revenue. D&C Other cost of revenue grew, mainly due to $109 million or 25% higher Xbox Live and other store transaction costs, driven by a higher volume of Xbox Live transactions, and an increase in online advertising infrastructure costs.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

D&C Other revenue increased $1.3 billion or 24%, mainly due to higher revenue from search advertising, Xbox Live, first-party video games and Minecraft, and Office 365 Consumer. Search advertising revenue increased 22%, primarily driven by growth in Bing, due to higher revenue per search and search volume. Xbox Live and other store

PART I

Item 2

transaction revenue increased $315 million or 25%, primarily due to growth in Xbox Live transaction revenue, driven by increased users and revenue per user. First-party video games and Minecraft revenue increased $305 million or 83%, mainly due to sales of Minecraft and new Xbox titles released in the current year. Office 365 Consumer revenue increased $265 million, reflecting subscriber growth.

D&C Other gross margin increased $326 million or 30%, due to higher revenue, offset in part by a $947 million or 23% increase in cost of revenue. D&C Other cost of revenue grew, mainly due to $233 million higher retail stores expenses, $232 million higher Xbox Live and other store transaction costs, a $232 million increase in online advertising infrastructure costs, and $185 million higher first-party video games and Minecraft costs.

Commercial

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2015	2014		2015	2014

Revenue

Licensing	$10,036	$10,335	(3)%	$30,588	$30,852	(1)%
Other	2,760	1,902	45%	7,760	5,284	47%

Total Commercial revenue	$12,796	$12,237	5%	$38,348	$36,136	6%

Gross Margin

Licensing	$9,275	$9,432	(2)%	$28,301	$28,317	0%
Other	1,144	475	141%	2,849	1,164	145%

Total Commercial gross margin	$10,419	$9,907	5%	$31,150	$29,481	6%

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Commercial revenue increased $559 million or 5%, mainly due to growth in revenue from our Commercial Cloud and server products, offset in part by a decline in Office Commercial. Commercial revenue included an unfavorable foreign currency impact of approximately 2%, and we continued to experience revenue declines in Japan. Collectively, Office Commercial and Office 365 Commercial revenue declined 2%. Our server products revenue, including Microsoft Azure, grew 12%. Commercial gross margin increased $512 million or 5%.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Commercial revenue increased $2.2 billion or 6%, mainly due to growth in revenue from our Commercial Cloud and server products, offset in part by a decline in Office Commercial. Collectively, Office Commercial and Office 365 Commercial revenue grew 1%. Our server products revenue, including Microsoft Azure, grew 11%. Commercial gross margin increased $1.7 billion or 6%.

Commercial Licensing

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Commercial Licensing revenue decreased $299 million or 3%, primarily due to a decline in revenue from Office Commercial, offset in part by increased revenue from our server products. Commercial Licensing revenue included an unfavorable foreign currency impact of approximately 2%. Office Commercial revenue declined $704 million or 16%, due to lower transactional license volume, reflecting a decline in the business PC market following Windows XP end of support in the prior year, customers transitioning to Office 365 Commercial, and continued declines in Japan. Our server products revenue grew $389 million or 10%, primarily driven by higher premium mix of Microsoft SQL Server, Windows Server, and System Center.

Commercial Licensing gross margin decreased $157 million or 2%, in line with revenue.

PART I

Item 2

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Commercial Licensing revenue decreased $264 million or 1%, primarily due to a decline in revenue from Office Commercial, offset in part by increased revenue from our server products. Office Commercial revenue declined $1.7 billion or 12%, due to lower transactional license volume, reflecting a decline in the business PC market following Windows XP end of support in the prior year, customers transitioning to Office 365 Commercial, and continued declines in Japan. Our server products revenue grew $1.1 billion or 9%, primarily driven by higher premium mix of Microsoft SQL Server, Windows Server, and System Center.

Commercial Licensing gross margin decreased slightly, in line with revenue.

Commercial Other

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Commercial Other revenue increased $858 million or 45%, due to higher Commercial Cloud revenue and Enterprise Services revenue. Commercial Other revenue included an unfavorable foreign currency impact of approximately 4%. Commercial Cloud revenue grew $773 million or 106%, mainly due to subscriber growth of 84% and higher premium mix of Office 365 Commercial, as well as continued revenue growth from Microsoft Azure. Enterprise Services revenue increased $86 million or 7%, mainly due to increased Premier Support Services, driven by growth in our core product support services.

Commercial Other gross margin increased $669 million or 141%, due to higher revenue, offset in part by a $189 million or 13% increase in cost of revenue. The increase in Commercial Other cost of revenue was mainly due to higher datacenter and other online infrastructure expenses, reflecting increased datacenter capacity to serve our growing Commercial Cloud.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Commercial Other revenue increased $2.5 billion or 47%, due to higher Commercial Cloud revenue and Enterprise Services revenue. Commercial Other revenue included an unfavorable foreign currency impact of approximately 2%. Commercial Cloud revenue grew $2.1 billion or 115%, mainly due to subscriber growth and higher premium mix of Office 365 Commercial, as well as continued revenue growth from Microsoft Azure. Enterprise Services revenue increased $345 million or 10%, mainly due to increased Premier Support Services, driven by growth in our core product support services.

Commercial Other gross margin increased $1.7 billion or 145%, due to higher revenue, offset in part by a $791 million or 19% increase in cost of revenue. The increase in Commercial Other cost of revenue was mainly due to higher datacenter and other online infrastructure expenses, reflecting increased datacenter capacity to serve our growing Commercial Cloud, as well as increased costs to deliver Enterprise Services revenue.

Corporate and Other

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2015	2014		2015	2014

Revenue	$(20)	$(127)	*	$251	$(313)	*
Gross margin	$(37)	$(148)	*	$190	$(369)	*

*	Not Meaningful

Corporate and Other revenue comprises certain revenue deferrals, including those related to product and service upgrade offers and pre-sales of new products to OEMs prior to general availability.

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Corporate and Other revenue increased $107 million, primarily due to the prior year deferral of $110 million of net revenue related to Bundled Offerings.

Corporate and Other gross margin increased $111 million, due to increased revenue.

PART I

Item 2

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Corporate and Other revenue increased $564 million, primarily due to the timing of revenue deferrals compared to the prior year. During the nine months ended March 31, 2015, we recognized $296 million of previously deferred net revenue related to Bundled Offerings. During the nine months ended March 31, 2014, we deferred $250 million of net revenue related to Bundled Offerings.

Corporate and Other gross margin increased $559 million, due to increased revenue.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2015	2014		2015	2014

Research and development	$2,984	$2,743	9%	$8,952	$8,258	8%
As a percent of revenue	14%	13%	1ppt	13%	13%	0ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Research and development expenses increased $241 million or 9%, mainly due to increased investment in new products and services, including NDS expenses of $212 million.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Research and development expenses increased $694 million or 8%, mainly due to increased investment in new products and services, including NDS expenses of $815 million. These increases were partially offset by a decline in research and development expenses in our Operating Systems engineering group, primarily driven by reduced headcount-related expenses.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2015	2014		2015	2014

Sales and marketing	$3,709	$3,542	5%	$11,752	$11,129	6%
As a percent of revenue	17%	17%	0ppt	16%	18%	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Sales and marketing expenses increased $167 million or 5%, primarily due to NDS expenses of $300 million, offset in part by lower headcount-related expenses. Sales and marketing expenses included a favorable foreign currency impact of approximately 7%.

PART I

Item 2

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Sales and marketing expenses increased $623 million or 6%, primarily due to NDS expenses of $1.1 billion, offset in part by a decrease in advertising expenses. Sales and marketing expenses included a favorable foreign currency impact of approximately 2%.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2015	2014		2015	2014

General and administrative	$1,091	$1,166	(6)%	$3,339	$3,342	0%
As a percent of revenue	5%	6%	(1)ppt	5%	5%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three months ended March 31, 2015 compared with three months ended March 31, 2014

General and administrative expenses decreased $75 million or 6%, mainly due to lower headcount-related expenses and external resource costs, offset in part by NDS expenses.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

General and administrative expenses were comparable to prior year.

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

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Integration and restructuring expenses were $190 million during the three months ended March 31, 2015, comprised mainly of restructuring charges of $98 million, including employee severance expenses and the write-down of certain assets in connection with our Restructuring Plan, and integration expenses of $92 million, primarily systems consolidation costs and employee-related expenses. See Note 13 – Restructuring Charges of the Notes to Financial Statements for discussion of our Restructuring Plan.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Integration and restructuring expenses were $1.6 billion during the nine months ended March 31, 2015, comprised mainly of restructuring charges of $1.3 billion, including employee severance expenses and the write-down of certain assets in connection with our Restructuring Plan.

PART I

Item 2

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2015	2014	2015	2014

Dividends and interest income	$160	$220	$568	$618
Interest expense	(211)	(175)	(534)	(428)
Net recognized gains on investments	169	90	565	153
Net losses on derivatives	(114)	(50)	(386)	(253)
Net gains (losses) on foreign currency remeasurements	(54)	(30)	107	(21)
Other	(27)	(72)	(271)	(103)

Total	$(77)	$(17)	$49	$(34)

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense), net. Other than those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities and gains (losses) on certain balance sheet amounts from foreign exchange rate changes.

Three months ended March 31, 2015 compared with three months ended March 31, 2014

Dividends and interest income decreased due to lower yields, offset in part by higher portfolio balances. Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities, offset in part by higher other-than-temporary impairments. Net losses on derivatives increased due to losses on commodity derivatives compared to gains in the comparable period, offset in part by lower losses on foreign exchange contracts. Other during the current period reflects recognized losses from certain joint ventures.

Nine months ended March 31, 2015 compared with nine months ended March 31, 2014

Dividends and interest income decreased due to lower yields, offset in part by higher portfolio balances. Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity and fixed income securities, offset in part by higher other-than-temporary impairments. Other-than-temporary impairments were $130 million in the current period, compared with $82 million in comparable period. Net losses on derivatives increased due to losses on commodity derivatives in the current period compared to gains in the prior period, offset in part by lower losses on foreign exchange and equity contracts. Other during the current period reflects recognized losses from divestitures and certain joint ventures.

INCOME TAXES

Our effective tax rate for the three months ended March 31, 2015 and 2014 was 24% and 19%, respectively, and 24% and 18% for the nine months ended March 31, 2015 and 2014, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

This quarter’s effective tax rate was higher than the prior year’s third quarter effective tax rate, primarily due to adjustments to prior years’ liabilities for intercompany transfer pricing that increased taxable income in more highly taxed jurisdictions, non-deductible operating losses, and changes in the geographic mix of our business. The current year-to-date effective tax rate was higher than the prior year-to-date effective tax rate, primarily due to an Internal Revenue Service (“I.R.S.”) audit adjustment, adjustments to prior years’ liabilities for intercompany transfer pricing that increased taxable income in more highly taxed jurisdictions, non-deductible operating losses and restructuring charges, changes in the geographic mix of our business, and a tax benefit in the prior year from U.S. tax relief related to a Denmark tax assessment.

PART I

Item 2

Tax contingencies and other tax liabilities were $11.8 billion and $10.4 billion as of March 31, 2015 and June 30, 2014, respectively, and are included in other long-term liabilities. This increase relates primarily to current period quarterly growth relating to intercompany transfer pricing adjustments. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of March 31, 2015, the primary unresolved issue relates to transfer pricing which could have a significant adverse impact on our consolidated financial statements if it is not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our income tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2014.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2014, some of which are currently under audit by local tax authorities. Resolution of these audits are not expected to be material to our consolidated financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $95.4 billion as of March 31, 2015, compared with $85.7 billion as of June 30, 2014. Equity and other investments were $12.0 billion as of March 31, 2015 compared to $14.6 billion as of June 30, 2014. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments at March 31, 2015, $87.6 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $2.0 billion. As of March 31, 2015, approximately 81% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 4% were invested in corporate notes and bonds of U.S. companies, and approximately 3% were invested in U.S. mortgage-backed and asset-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $96 million as of March 31, 2015. Our average and maximum securities lending payable balances for the three months ended March 31, 2015 were $387 million and $750 million, respectively. Our average and maximum securities lending payable balances for the nine months ended March 31, 2015 were $346 million and $750 million, respectively. Intra-quarter variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as exchange-traded mutual funds, domestic and international equities, and U.S. government securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly

PART I

Item 2

or indirectly. This pricing methodology applies to our Level 2 investments such as corporate notes and bonds, common and preferred stock, foreign government bonds, mortgage-backed and asset-backed securities, U.S. government and agency securities, and certificates of deposit. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

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

Cash Flows

Cash flows from operations decreased $453 million to $22.3 billion for the nine months ended March 31, 2015, mainly due to payments related to restructuring charges and other changes in working capital, offset in part by increases in cash received from customers. Cash used in financing increased $424 million to $5.5 billion, mainly due to a $4.0 billion increase in cash used for common stock repurchases, offset in part by a $3.4 billion increase in proceeds from issuances of debt, net of repayments. Cash used in investing increased $8.0 billion to $17.9 billion, mainly due to a $4.6 billion increase in cash used for net investment purchases, sales, and maturities and a $2.8 billion increase in cash used for acquisitions of companies and purchases of intangible and other assets.

Debt

We issued debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. See Note 11 – Debt of the Notes to Financial Statements for further discussion.

Unearned Revenue

Unearned revenue at March 31, 2015 was comprised mainly of unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue at March 31, 2015 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox Live subscriptions and prepaid points; Microsoft Dynamics business solutions products; Office 365 subscriptions; Skype prepaid credits and subscriptions; Bundled Offerings; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

PART I

Item 2

The following table outlines the expected future recognition of unearned revenue as of March 31, 2015:

(In millions)

Three Months Ending,

June 30, 2015	$8,188
September 30, 2015	5,111
December 31, 2015	3,557
March 31, 2016	1,376
Thereafter	1,966

Total	$20,198

Share Repurchases

During the three and nine months ended March 31, 2015, we repurchased 116 million and 202 million shares of our common stock for $5.0 billion and $9.0 billion, respectively, under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. The share repurchase program became effective October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. While the program has no expiration date, we intend to complete it by December 31, 2016. As of March 31, 2015, $26.1 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

Dividends

See Note 16 – Stockholders’ Equity of the Notes to Financial Statements for further discussion.

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

Other Planned Uses of Capital

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology, as well as continue making acquisitions that align with our business strategy. Additions to property and equipment will continue, including new facilities, data centers, and computer systems for research and development, sales and marketing, support, and administrative staff. We expect capital expenditures to increase in coming years in support of our productivity and platform strategy. We have operating leases for most U.S. and international sales and support offices and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

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

PART I

Item 2

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

RECENT ACCOUNTING GUIDANCE

See Note 1 – Accounting Policies of the Notes to Financial Statements for further discussion.

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

In January 2015, we announced Windows 10 will be free to all qualified existing users of Windows 7 and Windows 8. This offer differs from historical offers preceding the launch of new versions of Windows as it is being made available for free to existing users in addition to new customers after the offer announcement. We evaluated the nature and accounting treatment of the Windows 10 offer and determined that it represents a marketing and promotional activity, in part because the offer is being made available for free to existing users. As this is a marketing and promotional activity, revenue recognition of new sales of Windows 8 will continue to be recognized as delivered.

PART I

Item 2

Impairment of Investment Securities

We review investments quarterly for indicators of other-than-temporary impairment. This determination requires significant judgment. In making this judgment, we employ a systematic methodology quarterly that considers available quantitative and qualitative evidence in evaluating potential impairment of our investments. If the cost of an investment exceeds its fair value, we evaluate, among other factors, general market conditions, credit quality of debt instrument issuers, the duration and extent to which the fair value is less than cost, and for equity securities, our intent and ability to hold, or plans to sell, the investment. For fixed-income securities, we also evaluate whether we have plans to sell the security or it is more likely than not that we will be required to sell the security before recovery. We also consider specific adverse conditions related to the financial health of and business outlook for the investee, including industry and sector performance, changes in technology, and operational and financing cash flow factors. Once a decline in fair value is determined to be other-than-temporary, an impairment charge is recorded to other income (expense), net and a new cost basis in the investment is established. If market, industry, and/or investee conditions deteriorate, we may incur future impairments.

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

We determined that none of our reporting units were at risk of impairment as of our most recent annual goodwill impairment testing date. The valuation of acquired assets and liabilities, including goodwill, resulting from the acquisition of NDS, is reflective of the enterprise value based on the long-term financial forecast for the Phone Hardware business. In this highly competitive and volatile market, it is possible that we may not realize our forecast. Considering the magnitude of the goodwill and intangible assets in the Phone Hardware reporting unit (see Note 8 – Business Combinations of the Notes to Financial Statements), we closely monitor the performance of the business versus the long-term forecast to determine if any impairments exist in our Phone Hardware reporting unit. In the third quarter of fiscal year 2015, Phone Hardware did not meet its sales volume and revenue goals, and the mix of units sold had lower margins than planned. We are currently beginning our annual budgeting and planning process. We use the targets, resource allocations, and strategic decisions made in this process as the inputs for the associated cash flows and valuations in our annual impairment test. Given its recent performance, the Phone Hardware reporting unit is at an elevated risk of impairment. Declines in expected future cash flows, reduction in future unit volume growth rates, or an increase in the risk-adjusted discount rate used to estimate the fair value of the Phone Hardware reporting unit may result in a determination that an impairment adjustment is required, resulting in a potentially material charge to earnings.

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

Legal and Other Contingencies

The outcomes of legal proceedings and claims brought against us are subject to significant uncertainty. An estimated loss from a loss contingency such as a legal proceeding or claim is accrued by a charge to income if it is probable that an asset has been impaired or a liability has been incurred and the amount of the loss can be reasonably

PART I

Item 2, 3

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

RISKS

We are exposed to economic risk from foreign exchange rates, interest rates, credit risk, equity prices, and commodity prices. A portion of these risks is hedged, but they may impact our consolidated financial statements.

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

VALUE-AT-RISK

We use a value-at-risk (“VaR”) model to estimate and quantify our market risks. VaR is the expected loss, for a given confidence level, in the fair value of our portfolio due to adverse market movements over a defined time horizon. The VaR model is not intended to represent actual losses in fair value, including determinations of other-than-temporary losses in fair value in accordance with U.S. GAAP, but is used as a risk estimation and management tool. The distribution of the potential changes in total market value of all holdings is computed based on the historical volatilities and correlations among foreign exchange rates, interest rates, equity prices, and commodity prices, assuming normal market conditions.

The VaR is calculated as the total loss that will not be exceeded at the 97.5 percentile confidence level or, alternatively stated, the losses could exceed the VaR in 25 out of 1,000 cases. Several risk factors are not captured in the model, including liquidity risk, operational risk, and legal risk.

The following table sets forth the one-day VaR for substantially all of our positions as of March 31, 2015 and June 30, 2014 and for the three months ended March 31, 2015:

(In millions)

	March 31, 2015	June 30, 2014	Three Months Ended March 31, 2015

Risk Categories			Average	High	Low

Foreign currency	$ 159	$179	$ 167	$185	$155
Interest rate	$ 53	$73	$ 53	$57	$48
Equity	$ 157	$176	$ 160	$165	$156
Commodity	$ 19	$17	$ 18	$20	$15

Total one-day VaR for the combined risk categories was $283 million at March 31, 2015 and $333 million at June 30, 2014. The total VaR is 27% less at March 31, 2015, and 25% less at June 30, 2014 than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Competition in the technology sector

Our competitors range in size from diversified global companies with significant research and development resources to small, specialized firms whose narrower product lines may let them be more effective in deploying technical, marketing, and financial resources. Barriers to entry in many of our businesses are low and many of the areas in which we compete evolve rapidly with changing and disruptive technologies, shifting user needs, and frequent introductions of new products and services. Our ability to remain competitive depends on our success in making innovative products, devices, and services that appeal to businesses and consumers.

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

•

A competing vertically-integrated model, in which a single firm controls the software and hardware elements of a product and related services, has succeeded with some consumer products such as personal computers, tablets, phones, gaming consoles, and wearables. Competitors pursuing this model also earn revenue from services integrated with the hardware and software platform. We also offer some vertically-integrated hardware and software products and services; however, our competitors in smartphones and tablets have established significantly larger user bases. Shifting a portion of our business to a vertically integrated model will increase our cost of revenue and reduce our operating margins.

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

•

Competing platforms have application marketplaces (sometimes referred to as “stores”) with scale and significant installed bases. The variety and utility of applications available on a platform is important to device purchasing decisions. Users incur costs to move data and buy new applications when switching platforms. To compete, we must successfully enlist developers to write applications for our marketplace and ensure that these applications have high quality, customer appeal, and value. Efforts to compete with competitors’ application marketplaces may increase our cost of revenue and lower our operating margins

PART II

Item 1A

Business model competition

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

PART II

Item 1A

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

In April 2014, we acquired from Nokia substantially all of its NDS business to accelerate our growth in phones and support the entire Windows ecosystem. We may not realize all of the anticipated financial and other benefits from this transaction, including operating efficiencies and cost savings. We may not be successful in developing a vibrant and competitive ecosystem for Windows-based phones that combines differentiated hardware, software, services, and third-party applications. We may not achieve mobile phone market share targets. We may see lower than expected growth rates for the phone markets. The mix of premium and lower-cost devices we sell may put downward pressure on prices or margins. We may not be effective in executing the restructuring plan we announced in July 2014 or otherwise integrating the NDS business with Microsoft’s ongoing operations, including matching manufacturing capacity to demand. Existing Microsoft smart device original equipment manufacturers may respond negatively to the changes in our business or the new competitive environment.

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

Considering the magnitude of the goodwill and intangible assets in the Phone Hardware reporting unit (see Note 8 – Business Combinations of the Notes to Financial Statements), we closely monitor the performance of the business versus the long-term forecast to determine if any impairments exist in our Phone Hardware reporting unit. We are currently beginning our annual budgeting and planning process. We use the targets, resource allocations, and strategic decisions made in this process as the inputs for the associated cash flows and valuations in our annual impairment test. Given its recent performance, the Phone Hardware reporting unit is at an elevated risk of impairment. Declines in expected future cash flows, reduction in future unit volume growth rates, or an increase in the risk-adjusted discount rate used to estimate the fair value of the Phone Hardware reporting unit may result in a determination that an impairment adjustment is required, resulting in a potentially material charge to earnings.

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

PART II

Item 1A

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

PART II

Item 1A

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

PART II

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

Our hardware and software products may experience quality or supply problems.    Our vertically-integrated hardware products such as Xbox consoles, Surface devices, phones, and other devices we design, manufacture, and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or address such issues through design, testing, or warranty repairs. We acquire some device components from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us. If a component from a sole-source supplier is delayed or becomes unavailable, whether because of supplier capacity constraint or industry shortages, we may not obtain timely replacement supplies, resulting in reduced sales. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox consoles, Surface devices, and phones are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

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

PART II

Item 1A

Our global business exposes us to operational and economic risks.    Our customers are located in over 200 countries and a significant part of our revenue comes from international sales. The global nature of our business creates operational and economic risks. Emerging markets are a significant focus of our international growth strategy. The developing nature of these markets presents several risks, including deterioration of social, political, labor, or economic conditions in a country or region, and difficulties in staffing and managing foreign operations. Although we hedge a portion of our international currency exposure, significant fluctuations in foreign exchange rates between the U.S. dollar and foreign currencies may adversely affect our revenue. Competitive or regulatory pressure to make our pricing structure uniform might require that we reduce the sales price of our software in the U.S. and other countries.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

January 1, 2015 – January 31, 2015	36,183,071	$ 44.15	36,183,071	$ 29,494
February 1, 2015 – February 28, 2015	39,783,054	$ 43.15	39,783,054	$ 27,778
March 1, 2015 – March 31, 2015	39,938,140	$ 42.22	39,938,140	$ 26,092

	115,904,265		115,904,265

During the three months ended March 31, 2015, we repurchased 116 million shares of our common stock for $5.0 billion under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. The share repurchase program became effective October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. While the program has no expiration date, we intend to complete it by December 31, 2016. As of March 31, 2015, $26.1 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

PART II

Item 6

ITEM 6. EXHIBITS

4.12	Ninth Supplemental Indenture for 1.850% Notes due 2020, 2.375% Notes due 2022, 2.700% Notes due 2025, 3.500% Notes due 2035, 3.750% Notes due 2045, and 4.000% Notes due 2055, dated as of February 12, 2015, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (incorporated by reference to Current Report on Form 8-K filed on February 12, 2015)

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished, not filed.

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

April 23, 2015