Form 10-K
period 2015-06-30
MICROSOFT CORP
filed 2015-07-31
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2015

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of December 31, 2014, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $365,312,377,595 based on the closing sale price as reported on the NASDAQ National Market System. As of July 27, 2015, there were 7,997,980,969 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on December 2, 2015 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For The Fiscal Year Ended June 30, 2015

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

PART I

ITEM 1. BUSINESS

GENERAL

Our vision

Microsoft is a technology company whose mission is to empower every person and every organization on the planet to achieve more. Our strategy is to build best-in-class platforms and productivity services for a mobile-first, cloud-first world.

The mobile-first, cloud-first world is transforming the way individuals and organizations use and interact with technology. Our worldview for mobile-first is not about the mobility of devices; it is centered on the mobility of experiences that, in turn, are orchestrated by the cloud. Cloud computing and storage solutions provide users and enterprises with various capabilities to store and process their data in third-party data centers. Mobility encompasses the rich collection of data, applications, and services that accompany our customers as they move from setting to setting in their lives. We are transforming our businesses to enable Microsoft to lead the direction of this transformation, and enable our customers and partners to thrive in this evolving world.

What we offer

Founded in 1975, we operate worldwide and have offices in more than 100 countries. We develop, license, and support a wide range of software products, services, and devices that deliver new opportunities, greater convenience, and enhanced value to people’s lives. We offer an array of services, including cloud-based services, to consumers and businesses. We design, manufacture, and sell devices that integrate with our cloud-based services, and we deliver relevant online advertising to a global audience.

Our products include operating systems for computing devices, servers, phones, and other intelligent devices; server applications for distributed computing environments; cross-device productivity applications; business solution applications; desktop and server management tools; software development tools; video games; and online advertising. We also design and sell hardware including PCs, tablets, gaming and entertainment consoles, phones, other intelligent devices, and related accessories. We offer cloud-based solutions that provide customers with software, services, platforms, and content. We also provide consulting and product and solution support services, and we train and certify computer system integrators and developers.

PART I

Item 1

The ambitions that drive us

To carry out our strategy, our research and development efforts focus on three interconnected ambitions:

•	Reinvent productivity and business processes.

•	Build the intelligent cloud platform.

•	Create more personal computing.

Reinvent productivity and business processes

We believe we can significantly enhance the lives of our customers using our broad portfolio of communication, productivity, and information services that spans devices and platforms. Productivity will be the first and foremost objective, to enable people to meet and collaborate more easily, and to effectively express ideas in new ways. We will design applications as dual-use with the intelligence to partition data between work and life while respecting each person’s privacy choices. The foundation for these efforts will rest on advancing our leading productivity, collaboration, and business process tools including Skype, OneDrive, OneNote, Outlook, Word, Excel, PowerPoint, Bing, and Dynamics. With Office 365, we provide these familiar industry-leading productivity and business process tools as cloud services, enabling access from anywhere and any device. This creates an opportunity to reach new customers, and expand the usage of our services by our existing customers.

We see opportunity in combining our offerings in new ways that are more contextual and personal, while ensuring people, rather than their devices, remain at the center of the digital experience. We will offer our services across ecosystems and devices outside our own. As people move from device to device, so will their content and the richness of their services. We are engineering our applications so users can find, try, and buy them in friction-free ways.

Build the intelligent cloud platform

In deploying technology that advances business strategy, enterprises decide what solutions will make employees more productive, collaborative, and satisfied, and connect with customers in new and compelling ways. They work to unlock business insights from a world of data. To achieve these objectives, increasingly businesses look to leverage the benefits of the cloud. Helping businesses move to the cloud is one of our largest opportunities, and we believe we work from a position of strength.

The shift to the cloud is driven by three important economies of scale: larger datacenters can deploy computational resources at significantly lower cost per unit than smaller ones; larger datacenters can coordinate and aggregate diverse customer, geographic, and application demand patterns, improving the utilization of computing, storage, and network resources; and multi-tenancy lowers application maintenance labor costs for large public clouds. As one of the largest providers of cloud computing at scale, we are well-positioned to help businesses move to the cloud so that businesses can focus on innovation while leaving non-differentiating activities to reliable and cost-effective providers like Microsoft.

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

We enable organizations to securely adopt software-as-a-service applications (both our own and third-party) and integrate them with their existing security and management infrastructure. We will continue to innovate with higher-level services including identity and directory services that manage employee corporate identity and manage and secure corporate information accessed and stored across a growing number of devices, rich data storage and analytics services, machine learning services, media services, web and mobile backend services, and developer

PART I

Item 1

productivity services. To foster a rich developer ecosystem, our digital work and life experiences will also be extensible, enabling customers and partners to further customize and enhance our solutions, achieving even more value. This strategy requires continuing investment in datacenters and other infrastructure to support our devices and services.

Create more personal computing

Windows 10 is the cornerstone of our ambition to usher in an era of more personal computing. We see the launch of Windows 10 in July 2015 as a critical, transformative moment for the Company because we will move from an operating system that runs on a PC to a service that can power the full spectrum of devices in our customers’ lives. We developed Windows 10 not only to be familiar to our users, but more safe and secure, and always up-to-date. We believe Windows 10 is more personal and productive, working seamlessly with functionality such as Cortana, Office, Continuum, and universal applications. We designed Windows 10 to foster innovation – from us, our partners and developers – through experiences such as our new browser Microsoft Edge, across the range of existing devices, and into entirely new device categories.

Our ambition for Windows 10 is to broaden our economic opportunity through three key levers: an original equipment manufacturer (“OEM”) ecosystem that creates exciting new hardware designs for Windows 10; our own commitment to the health and profitability of our first-party premium device portfolio; and monetization opportunities such as services, subscriptions, gaming, and search. Our OEM partners are investing in an extensive portfolio of hardware designs and configurations as they ready for Windows 10. By December 2015, we anticipate the widest range of Windows hardware ever to be available.

With the launch of Windows 10, we are realizing our vision of a single, unified Windows operating system on which developers and OEMs can contribute to a thriving Windows ecosystem. We invest heavily to make Windows the most secure, manageable, and capable operating system for the needs of a modern workforce. We are working to create a broad developer opportunity by unifying the installed base to Windows 10 through upgrades and ongoing updates, and by enabling universal Windows applications to run across all device targets. As part of our strategic objectives, we are committed to designing and marketing first-party devices to help drive innovation, create new categories, and stimulate demand in the Windows ecosystem, including across PCs, phones, tablets, consoles, wearables, large multi-touch displays, and new categories such as the HoloLens holographic computing platform. We are developing new input/output methods like speech, pen, gesture, and augmented reality holograms to power more personal computing experiences with Windows 10.

Our future opportunity

There are several distinct areas of technology that we aim to drive forward. Our goal is to lead the industry in these areas over the long-term, which we expect will translate to sustained growth. We are investing significant resources in:

•	Delivering new productivity, entertainment, and business processes to improve how people communicate, collaborate, learn, work, play, and interact with one another.

•

Establishing the Windows platform across the PC, tablet, phone, server, other devices, and the cloud to drive a thriving ecosystem of developers, unify the cross-device user experience, and increase agility when bringing new advances to market.

•	Building and running cloud-based services in ways that unleash new experiences and opportunities for businesses and individuals.

•	Developing new devices that have increasingly natural ways to interact with them, including speech, pen, gesture, and augmented reality holograms.

•	Applying machine learning to make technology more intuitive and able to act on our behalf, instead of at our command.

We believe the breadth of our products and services portfolio, our large global partner and customer base, our growing ecosystem, and our ongoing investment in innovation position us to be a leader in these areas and differentiate ourselves from competitors.

PART I

Item 1

OPERATING SEGMENTS

We operate our business in six segments. Our Devices and Consumer (“D&C”) segments include D&C Licensing, Computing and Gaming Hardware, Phone Hardware, and D&C Other. Our Commercial segments include Commercial Licensing and Commercial Other. Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives across the development, sales, marketing, and services organizations, and they provide a framework for timely and rational allocation of development, sales, marketing, and services resources within businesses. In June 2015, we announced a change in organizational structure as part of our transformation in the mobile-first, cloud-first world. As we evolve how we allocate resources and analyze performance in the new structure, it is possible that our segments may change.

On April 25, 2014, we acquired substantially all of Nokia Corporation’s (“Nokia”) Devices and Services Business (“NDS”). We report the financial performance of the acquired business in our Phone Hardware segment. Prior to the acquisition of NDS, financial results associated with our joint strategic initiatives with Nokia were reflected in our D&C Licensing segment. The contractual relationship with Nokia related to those initiatives ended in conjunction with the acquisition.

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

The Windows operating system is designed to deliver a more personal computing experience for users by enabling consistency of experience, applications, and information across their devices.

Windows revenue is impacted significantly by the number of Windows operating system licenses purchased by OEMs, which they pre-install on the devices they sell. In addition to computing device market volume, Windows revenue is impacted by:

•	The mix of computing devices based on form factor and screen size.

•	Differences in device market demand between developed markets and emerging markets.

•	Attachment of Windows to devices shipped.

•	Customer mix between consumer, small- and medium-sized businesses, and large enterprises.

•	Changes in inventory levels in the OEM channel.

•

Pricing changes and promotions, pricing variation that occurs when the mix of devices manufactured shifts from local and regional system builders to large, multinational OEMs, and different pricing of Windows versions licensed.

•	Piracy.

PART I

Item 1

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

Competitors to the versions of Office included in D&C Licensing include global application vendors such as Apple and Google, numerous web-based and mobile application competitors, and local application developers in Asia and Europe. Apple distributes versions of its pre-installed application software, such as email, note-taking, and calendar products, through its PCs, tablets, and phones. Google provides a hosted messaging and productivity suite. Web-based offerings competing with individual applications can also position themselves as alternatives to our products. We believe our products compete effectively based on our strategy of providing powerful, flexible, secure, and easy to use solutions that work across a variety of devices.

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

Surface is designed to help organizations, students, and consumers to be more productive. Our latest Surface devices, the Surface Pro 3 and Surface 3, were released in June 2014 and May 2015, respectively.

Competition

Our Xbox Platform competes with console platforms from Sony and Nintendo, both of which have a large, established base of customers. The lifecycle for gaming and entertainment consoles averages five to ten years. Nintendo released their latest generation console in November 2012. Sony released their latest generation console in November 2013.

PART I

Item 1

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

Surface devices face competition from Apple, as well as other computer, tablet, and hardware manufacturers, many of which are also current or potential partners and customers.

Phone Hardware

The principal products provided by the Phone Hardware segment are Lumia phones and other non-Lumia phones, which we began manufacturing and selling with the acquisition of NDS on April 25, 2014. Our Lumia phones run Windows and are designed to enable people and organizations to connect to the people and content that matter most, using integrated Microsoft services such as Outlook, OneDrive, Skype, and Office.

Competition

Our phones face competition primarily from Apple, Samsung, and many other mobile device manufacturers running the Android operating system, and offer a unique combination of high-quality industrial design and innovative imaging technologies across various price points.

D&C Other

The principal products and services provided by the D&C Other segment are: Resale, consisting of transactions in our Windows Store and Xbox marketplace; search advertising; display advertising; Office 365 Consumer, comprising Office 365 Home and Office 365 Personal; Studios, comprising first-party video games; Mojang; and non-Microsoft products sold in our retail stores.

Our online application marketplaces are designed to benefit our developer and partner ecosystems by providing access to a large customer base and benefit users by providing centralized access to certified applications. Xbox Live transactions consist of online entertainment content, such as games, music, movies, and TV shows, accessible on Xbox consoles and other devices.

Search and display advertising includes Bing, Bing Ads, MSN, and Xbox ads. We have a partnership with Yahoo! in which we provide algorithmic and paid search platform for Yahoo! websites worldwide. In June 2015, we entered into agreements with AOL and AppNexus to outsource our display sales efforts.

Office 365 Consumer is designed to increase personal productivity through a range of Microsoft Office programs and services delivered across multiple platforms via the cloud.

Studios designs and markets games for Xbox consoles, Windows-enabled devices, and online. Growth depends on our ability to attract new users and increase engagement by developing a deep library of content that consumers seek.

We acquired Mojang Synergies AB (“Mojang”), the Swedish video game developer of the Minecraft gaming franchise, in November 2014. The addition of Minecraft and its community enhances our gaming portfolio across Windows, Xbox, and other ecosystems besides our own.

Competition

We face competition for our Resale products and services from various online marketplaces, including those operated by Amazon, Apple, and Google.

PART I

Item 1

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

Competitors to Studios and Mojang are the same as those discussed above for our Xbox gaming and entertainment business, as well as game studios like Electronic Arts and Activision Blizzard.

Commercial

Our Commercial segments develop, market, and support software and services designed to increase individual, team, and organizational productivity and efficiency, including simplifying everyday tasks through seamless operations across the user’s hardware and software. Commercial is made up of the Commercial Licensing and Commercial Other segments.

Commercial Licensing

The principal products and services provided by the Commercial Licensing segment are: server products, including Windows Server, Microsoft SQL Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); Microsoft Office for business, including Office, Exchange, SharePoint, Skype for Business, and related CALs (“Office Commercial”); volume licensing of the Windows operating system, excluding academic (“Windows Commercial”); Microsoft Dynamics business solutions, excluding Dynamics CRM Online; Windows Embedded; and Skype.

Our server products are designed to make information technology professionals and developers and their systems more productive and efficient. Server software is integrated server infrastructure and middleware designed to support software applications built on the Windows Server operating system. This includes the server platform, database, business intelligence, storage, management and operations, virtualization, service-oriented architecture platform, security, and identity software. We also license standalone and software development lifecycle tools for software architects, developers, testers, and project managers. Revenue comes from purchases through volume licensing programs, licenses sold to OEMs, and retail packaged product. CALs provide access rights to certain server products, including Windows Server and SQL Server. CAL revenue is reported along with the associated server product.

The versions of Office in Commercial Licensing are designed to increase personal, team, and organizational productivity through a range of programs, services, and software solutions. Office Commercial revenue is mainly affected by a combination of the demand from commercial customers for volume licensing and software assurance and the number of information workers in a licensed enterprise. Office Commercial revenue growth depends on our ability to add value to the core product set and to continue to expand our product offerings in other areas such as content management, enterprise search, collaboration, unified communications, and business intelligence. CALs provide access rights to certain Office Commercial products, including Exchange, SharePoint, and Skype for Business, formerly Lync. CAL revenue is reported along with the associated Office product.

Windows Commercial includes volume licensing of the Windows operating system, excluding academic. Windows Commercial revenue is affected mainly by the demand from commercial customers for volume licensing and software assurance, often reflecting the number of information workers in a licensed enterprise, and is therefore relatively independent of the number of PCs sold in a given year.

Microsoft Dynamics products provide business solutions for financial management, customer relationship management, supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises. Revenue is largely driven by the number of information workers licensed.

PART I

Item 1

Windows Embedded extends the power of Windows and the cloud to intelligent systems, including the Internet of Things (“IoT”), by delivering specialized operating systems, tools, and services.

Skype is designed to connect friends, family, clients, and colleagues through a variety of devices. Revenue is largely driven by the sale of minutes, subscriptions, and advertising.

Competition

Our server products face competition from a wide variety of server operating systems and applications offered by companies with a range of market approaches. Vertically integrated computer manufacturers such as Hewlett-Packard, IBM, and Oracle offer their own versions of the Unix operating system preinstalled on server hardware. Nearly all computer manufacturers offer server hardware for the Linux operating system and many contribute to Linux operating system development. The competitive position of Linux has also benefited from the large number of compatible applications now produced by many commercial and non-commercial software developers. A number of companies, such as Red Hat, supply versions of Linux.

We compete to provide enterprise-wide computing solutions and point solutions with numerous commercial software vendors that offer solutions and middleware technology platforms, software applications for connectivity (both Internet and intranet), security, hosting, database, and e-business servers. IBM and Oracle lead a group of companies focused on the Java Platform Enterprise Edition that competes with our enterprise-wide computing solutions. Commercial competitors for our server applications for PC-based distributed client/server environments include CA Technologies, IBM, and Oracle. Our web application platform software competes with open source software such as Apache, Linux, MySQL, and PHP. In middleware, we compete against Java middleware vendors.

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

Competitors to Office Commercial includes software application vendors such as Adobe Systems, Apple, Cisco Systems, Google, IBM, Oracle, SAP, and numerous web-based and mobile application competitors as well as local application developers in Asia and Europe. Cisco Systems is using its position in enterprise communications equipment to grow its unified communications business. Google provides a hosted messaging and productivity suite. Web-based offerings competing with individual applications have also positioned themselves as alternatives to our products. We believe our products compete effectively based on our strategy of providing powerful, flexible, secure, easy to use solutions that work well with technologies our customers already have and are available on a device or via the cloud.

Competitors to Windows Commercial are the same as those discussed above for Windows in the D&C Licensing segment.

Our Microsoft Dynamics products compete with vendors such as Oracle and SAP in the market for large organizations and divisions of global enterprises. In the market focused on providing solutions for small and mid-sized businesses, our Microsoft Dynamics products compete with vendors such as Infor, The Sage Group, and NetSuite. Salesforce.com’s cloud customer relationship management (“CRM”) offerings compete directly with Microsoft Dynamics CRM on-premises offerings.

PART I

Item 1

Skype competes with a variety of instant messaging, voice, and video communication providers, ranging from start-ups to established enterprises.

Commercial Other

The principal products and services provided by the Commercial Other segment are: Commercial Cloud, comprising Office 365 Commercial, Microsoft Azure, Dynamics CRM Online, and other Microsoft Office online offerings; and Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

Office 365 Commercial is an online services offering that includes Microsoft Office, Exchange, SharePoint, and Skype for Business, and is available across a variety of devices and platforms.

Microsoft Azure is a scalable cloud platform with computing, networking, storage, database, and management, along with advanced services such as analytics, and comprehensive solutions such as Enterprise Mobility Suite. Microsoft Azure also includes a flexible platform that helps developers build, deploy, and manage enterprise, mobile, web, and IoT applications, for any platform or device without having to worry about the underlying infrastructure. Microsoft Azure enables customers to devote more resources to development and use of applications that benefit their organizations, rather than managing on-premises hardware and software.

Dynamics CRM Online is designed to provide customer relationship management and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises. Revenue is largely driven by the number of information workers licensed.

Enterprise Services, including Premier Support Services and Microsoft Consulting Services, assist customers in developing, deploying, and managing Microsoft server and desktop solutions and provide training and certification to developers and information technology professionals on various Microsoft products.

Competition

Competitors to Office 365 Commercial are the same as those discussed above for Office Commercial.

Microsoft Azure faces diverse competition from companies such as Amazon, Google, IBM, Oracle, Salesforce.com, VMware, and open source offerings. Azure competes by enabling deployment of existing data centers with our public cloud into a single, cohesive infrastructure, and runs at a scale that meets the needs of businesses of all sizes and complexities.

Dynamics CRM Online primarily competes with Salesforce.com’s on-demand CRM offerings.

The Enterprise Services business competes with a wide range of companies that provide strategy and business planning, application development, and infrastructure services, including multinational consulting firms and small niche businesses focused on specific technologies.

OPERATIONS

We have operations centers that support all operations in their regions, including customer contract and order processing, credit and collections, information processing, and vendor management and logistics. The regional center in Ireland supports the European, Middle Eastern, and African region; the center in Singapore supports the Japan, India, Greater China, and Asia-Pacific region; and the centers in Fargo, North Dakota, Fort Lauderdale, Florida, Puerto Rico, Redmond, Washington, and Reno, Nevada support Latin America and North America. In addition to the operations centers, we also operate data centers throughout the Americas, Australia, Europe, and Asia.

To serve the needs of customers around the world and to improve the quality and usability of products in international markets, we localize many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes, and translating text.

PART I

Item 1

We operate manufacturing facilities for the production and customization of phones, predominantly in Vietnam.

Our Xbox consoles, Surface, first-party video games, Microsoft PC accessories, and other hardware are primarily manufactured by third-party contract manufacturers. We generally have the ability to use other manufacturers if a current vendor becomes unavailable or unable to meet our requirements.

RESEARCH AND DEVELOPMENT

During fiscal years 2015, 2014, and 2013, research and development expense was $12.0 billion, $11.4 billion, and $10.4 billion, respectively. These amounts represented 13% of revenue in each of those years. We plan to continue to make significant investments in a broad range of research and development efforts.

Product and Service Development and Intellectual Property

We develop most of our products and services internally through three engineering groups.

•	Applications and Services Engineering Group, focuses on broad applications and services core technologies in productivity, communication, education, search, and other information categories.

•

Cloud and Enterprise Engineering Group, focuses on development of our cloud infrastructure, server, database, CRM, enterprise resource planning, management, development tools, and other business process applications and services for enterprises.

•

Windows and Devices Engineering Group, focuses on our Windows platform across devices of all types, hardware development of our devices, including Xbox consoles, Surface devices, Lumia phones, non-Lumia phones, Surface Hub, Microsoft Band, and other hardware products and accessories, and associated online marketplaces.

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

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 57,000 U.S. and international patents issued and over 35,000 pending. While we employ much of our internally developed intellectual property exclusively in Microsoft products and services, we also engage in outbound and inbound licensing of specific patented technologies that are incorporated into licensees’ or Microsoft’s products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We also purchase or license technology that we incorporate into our products or services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, or attracting and enabling our external development community.

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

PART I

Item 1

Investing in the Future

Microsoft’s success is based on our ability to create new and compelling products, services, and experiences for our users, to initiate and embrace disruptive technology trends, to enter new geographic and product markets, and to drive broad adoption of our products and services. We invest in a range of emerging technology trends and breakthroughs that we believe offer significant opportunities to deliver value to our customers and growth for the company. Based on our assessment of key technology trends and our broad focus on long-term research and development, we maintain our long-term commitment to research and development across a wide spectrum of technologies, tools, and platforms spanning digital work and life experiences, cloud computing, and devices operating systems and hardware.

While our main research and development facilities are located in Redmond, Washington, we also operate research and development facilities in other parts of the U.S. and around the world, including Canada, China, Denmark, Finland, France, Germany, India, Ireland, Israel, Japan, and the United Kingdom, among others. This global approach helps us remain competitive in local markets and enables us to continue to attract top talent from across the world. We generally fund research at the corporate level to ensure that we are looking beyond immediate product considerations to opportunities further in the future. We also fund research and development activities at the business segment level. Much of our business segment level research and development is coordinated with other segments and leveraged across the company.

In addition to our main research and development operations, we also operate Microsoft Research. Microsoft Research is one of the world’s largest computer science research organizations, and works in close collaboration with top universities around the world to advance the state-of-the-art in computer science, providing us a unique perspective on future technology trends and contributing to our innovation.

DISTRIBUTION, SALES, AND MARKETING

We market and distribute our products and services through the following channels: OEMs; distributors and resellers; online; and Microsoft retail stores. Our sales force performs a variety of functions, including working directly with enterprises and public sector organizations worldwide to identify and meet their software requirements; managing OEM relationships; and supporting solution integrators, independent software vendors, and other partners who engage directly with our customers to perform sales, consulting, and fulfillment functions for our products.

OEMs

We distribute software through OEMs that pre-install our software on new PCs, tablets, servers, phones, and other intelligent devices that they sell. The largest component of the OEM business is the Windows operating system pre-installed on computing devices. OEMs also sell hardware pre-installed with other Microsoft products, including server and embedded operating systems and applications such as our Microsoft Office suite. In addition to these products, we also market our services through OEMs and service bundles such as Windows with Bing or Windows with Office 365 subscription.

There are two broad categories of OEMs. The largest OEMs, many of which operate globally, are referred to as “Direct OEMs,” as our relationship with them is managed through a direct agreement between Microsoft and the OEM. We have distribution agreements covering one or more of our products with virtually all of the multinational OEMs, including Acer, ASUSTeK, Dell, Fujitsu, Hewlett-Packard, Lenovo, Samsung, Toshiba, and with many regional and local OEMs. The second broad category of OEMs consists of lower-volume PC manufacturers (also called “system builders”), which source their Microsoft software for pre-installation and local redistribution primarily through the Microsoft distributor channel rather than through a direct agreement or relationship with Microsoft.

Distributors and Resellers

Many organizations that license our products and services through enterprise agreements transact directly with us, with sales support from solution integrators, independent software vendors, web agencies, and developers that advise organizations on licensing our products and services (“Enterprise Agreement Direct Advisors”, or “EDAs”).

PART I

Item 1

Organizations also license our products and services indirectly, primarily through license solutions partners (“LSPs”), distributors, value-added resellers (“VARs”), OEMs, system builder channels, and retailers. Although each type of reselling partner reaches organizations of all sizes, LSPs are primarily engaged with large organizations, distributors resell primarily to VARs, and VARs typically reach small-sized and medium-sized organizations. EDAs typically are also authorized as LSPs and operate as resellers for our other licensing programs, such as the Select Plus and Open licensing programs discussed under “Licensing Options” below. Some of our distributors include Ingram Micro and Tech Data, and some of our largest resellers include CDW, Dell, Insight Enterprises, and Software House International.

Our Microsoft Dynamics software offerings are also licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services. We distribute our retail packaged products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Individual consumers obtain these products primarily through retail outlets, including Microsoft retail stores. We distribute our hardware products, including Surface, Xbox, phones, and PC accessories, through third-party retailers and Microsoft retail stores. Our phones are also distributed through global wireless communications carriers. We have a network of field sales representatives and field support personnel that solicits orders from distributors and resellers, and provides product training and sales support.

Online

Although on-premises software continues to be an important part of our business, increasingly we are delivering additional value to customers through cloud-based services. We provide online content services to consumers through Bing, MSN portals and channels, Office 365, Windows Phone Store, Xbox Live, Outlook.com, OneDrive, Skype, and Windows Store. We also provide commercial cloud-based services such as Dynamics CRM Online, Microsoft Azure, and Office 365. Other services delivered online include our online advertising platform with offerings for advertisers and publishers, as well as Microsoft Developer Network subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling our products and solutions. As we increasingly deliver online services, we sell many of these cloud-based services through our enterprise agreements and have also enabled new sales programs to reach small and medium-sized businesses. These programs include direct sales, direct sales supported by a large network of partner advisors, and resale of services through operator channels, such as telephone, cell, and cable providers.

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

Customer Licensing Programs

Open Licensing

Designed primarily for small-to-medium organizations, the Open Programs allow customers to acquire perpetual or subscription licenses and, at the customer’s election, rights to future versions of software products over a specified time period (two or three years depending on the Open Programs used). The offering that conveys rights to future versions of certain software products over the contract period is called software assurance. Software assurance also provides support, tools, and training to help customers deploy and use software efficiently. The Open Programs have several variations to fit customers’ diverse ways of purchasing. Under the Open License Program, customers can acquire licenses only or licenses with software assurance, and/or renew software assurance upon the expiration

PART I

Item 1

of other existing volume licensing agreements. Under the Open Value and Open Value Subscription programs, customers can acquire perpetual or subscription licenses, respectively, over a three-year period. Online services are available in each of the Open Programs.

Microsoft Product and Services Agreement

Suited for medium-to-large organizations, the Microsoft Products and Services Agreement (“MPSA”) provides customers the ability to purchase online services subscriptions, software licenses, software licenses with software assurance, and renewals of software assurance through a single agreement. Software assurance and online services subscriptions are generally available up to three years.

Select Plus Licensing

Designed primarily for medium-to-large organizations, the Select Plus Program allows customers to acquire perpetual licenses and, at the customer’s election, software assurance over a specified time period (generally three years or less). Similar to Open Programs, the Select Plus Program allows customers to acquire licenses only, acquire licenses with software assurance, or renew software assurance upon the expiration of existing volume licensing agreements. A subset of online services are also available for purchase through the Select Plus Program, and subscriptions are generally structured with terms between one and three years. In July 2014, we announced that we would no longer sign new Select Plus agreements with commercial organizations starting July 2015, and encouraged customers who want to purchase licenses to transition to the MPSA. We expect Select Plus business to transition to the MPSA within a few years.

Enterprise Agreement Licensing

Designed primarily for medium- and large-sized organizations that want to acquire licenses to online services and/or software products, along with software assurance and obtain the best value by standardizing on a common IT platform across the organization. Enterprises can elect to acquire perpetual licenses or, under the Enterprise Subscription option, can acquire non-perpetual, subscription licenses for a specified period (generally three years). Online services are also available for purchase through the enterprise agreement and subscriptions are generally structured with three-year terms.

Customer Licensing Programs — Online Services Only

Microsoft Online Subscription Agreement is designed to enable small and medium-sized businesses to easily purchase Microsoft Online Services. The program allows customers to acquire monthly or annual subscriptions for cloud-based services.

Partner Programs

The Microsoft Cloud Solution Provider program enables partners to directly manage their entire Microsoft cloud customer lifecycle. Partners in this program use dedicated in-product tools to directly provision, manage, and support their customer subscriptions. Partners can easily package their own tools, products, and services, and combine them into one monthly or annual customer bill.

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

PART I

Item 1

CUSTOMERS

Our customers include individual consumers, small- and medium-sized organizations, large global enterprises, public sector institutions, Internet service providers, application developers, and OEMs. No sales to an individual customer accounted for more than 10% of fiscal year 2015, 2014, or 2013 revenue. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of July 30, 2015 were as follows:

Name	Age	Position with the Company

Satya Nadella	47	Chief Executive Officer
Christopher C. Capossela	45	Executive Vice President, Chief Marketing Officer
Kathleen T. Hogan	49	Executive Vice President, Human Resources
Amy E. Hood	43	Executive Vice President, Chief Financial Officer
Margaret Johnson	53	Executive Vice President, Business Development
Bradford L. Smith	56	Executive Vice President, General Counsel; Secretary
B. Kevin Turner	50	Chief Operating Officer

Mr. Nadella was appointed Chief Executive Officer in February 2014. He served as Executive Vice President, Cloud and Enterprise beginning July 2013. From 2011 to 2013, Mr. Nadella served as President, Server and Tools. From 2009 to 2011, he was Senior Vice President, Online Services Division. From 2008 to 2009, he was Senior Vice President, Search, Portal, and Advertising. Since joining Microsoft in 1992, Mr. Nadella’s roles included Vice President of Microsoft Business Division.

Mr. Capossela was appointed Executive Vice President, Chief Marketing Officer in March 2014. Previously, he served as the worldwide leader of the Consumer Channels Group, responsible for sales and marketing activities with OEMs, operators, and retail partners. In his more than 20 years at Microsoft, Mr. Capossela has held a variety of marketing leadership roles in the Microsoft Office Division. He was responsible for marketing productivity solutions including Microsoft Office, Office 365, SharePoint, Exchange, Skype for Business, Project, and Visio.

Ms. Hogan was appointed Executive Vice President, Human Resources in November 2014. Prior to that Ms. Hogan was Corporate Vice President of Microsoft Services. She also served as Corporate Vice President of Customer Service and Support. Ms. Hogan joined Microsoft in 2003.

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

Ms. Johnson was appointed Executive Vice President, Business Development in September 2014. Prior to that Ms. Johnson spent 24 years at Qualcomm in various leadership positions across engineering, sales, marketing and business development. She most recently served as Executive Vice President of Qualcomm Technologies, Inc. Ms. Johnson also serves on the Board of Directors of Live Nation Entertainment, Inc.

Mr. Smith was appointed Executive Vice President, General Counsel, and Secretary in 2011. Prior to that he served as Senior Vice President, General Counsel, and Secretary since November 2001. Mr. Smith was also named Chief Compliance Officer in 2002. He had been Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. Mr. Smith joined Microsoft in 1993. Mr. Smith also serves on the Board of Directors of Netflix, Inc.

PART I

Item 1

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

EMPLOYEES

As of June 30, 2015, we employed approximately 118,000 people on a full-time basis, 60,000 in the U.S. and 58,000 internationally. Of the total employed people, 39,000 were in product research and development, 29,000 in sales and marketing, 32,000 in product support and consulting services, 8,000 in manufacturing and distribution, and 10,000 in general and administration. In June 2015, management approved a restructuring plan that will eliminate up to 7,800 positions in fiscal year 2016, primarily in our Phone Hardware business. As a result of the NDS acquisition, we have certain employees that are subject to collective bargaining agreements.

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

•	Information on our business strategies, financial results, and key performance indicators.

•	Announcements of investor conferences, speeches, and events at which our executives talk about our product, service, and competitive strategies. Archives of these events are also available.

•	Press releases on quarterly earnings, product and service announcements, legal developments, and international news.

•

Corporate governance information including our articles of incorporation, bylaws, governance guidelines, committee charters, codes of conduct and ethics, global corporate citizenship initiatives, and other governance-related policies.

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

•

Competing platforms have application marketplaces (sometimes referred to as “stores”) with scale and significant installed bases. The variety and utility of applications available on a platform are important to device purchasing decisions. Users incur costs to move data and buy new applications when switching platforms. To compete, we must successfully enlist developers to write applications for our marketplace and ensure that these applications have high quality, customer appeal, and value. Efforts to compete with competitors’ application marketplaces may increase our cost of revenue and lower our operating margins.

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

Our increasing focus on services presents execution and competitive risks.    A growing part of our business involves cloud-based services available across the spectrum of computing devices. Our strategic vision is to compete and grow as a productivity and platform company for the mobile-first and cloud-first world. At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which suite of cloud-based services to use. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We are undertaking cultural and organizational changes to drive accountability and eliminate obstacles to innovation. The Company’s increasing reliance on data-driven insights is becoming more important to the success of key opportunities in monetization, customer perceptions of quality, and operational efficiency. Besides software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs will reduce the operating margins we have previously achieved. Whether we succeed in cloud-based services depends on our execution in several areas, including:

•	Continuing to bring to market compelling cloud-based experiences that generate increasing traffic and market share.

•

Maintaining the utility, compatibility, and performance of our cloud-based services on the growing array of computing devices, including PCs, smartphones, tablets, gaming consoles, and other television-related devices.

•	Continuing to enhance the attractiveness of our cloud platforms to third-party developers.

•	Ensuring our cloud-based services meet the reliability expectations of our customers and maintain the security of their data.

•	Making our suite of cloud-based services platform agnostic, available on a wide range of devices and ecosystems, including those of our competitors.

It is uncertain whether our strategies will attract the users or generate the revenue required to succeed. If we are not effective in executing organizational and technical changes to increase efficiency and accelerate innovation, or if we fail to generate sufficient usage of our new products and services, we may not grow revenue in line with the infrastructure and development investments described above. This may negatively impact gross margins and operating income.

PART I

Item 1A

We make significant investments in new products and services that may not achieve expected returns.    We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, the Windows Store, the Microsoft Azure Services platform, Office 365, other cloud-based services offerings, and the Xbox entertainment platform. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment including PCs, tablets, phones, and gaming devices. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically.

The launch of Windows 10, with free upgrades available to existing users of Windows 7 and 8.1, constitutes the most ambitious update effort we have ever undertaken. We have done extensive preparation and compatibility testing for applications and devices to help ensure a positive experience for our users installing Windows 10. However, if users have a negative upgrade experience, or the community reacts negatively to the process we are following to promote and undertake the upgrades, the reception of Windows 10 in the marketplace may be harmed. In addition, we anticipate that Windows 10 will enable new post-license monetization opportunities beyond initial license revenues. Our failure to realize these opportunities to the extent we expect could have an adverse impact on our revenues.

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

If our goodwill or amortizable intangible assets become impaired we may be required to record a significant charge to earnings.    We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations. For example, in the fourth quarter of fiscal year 2012, we recorded a $6.2 billion charge for the impairment of goodwill in our previous Online Services Division business (Devices and Consumer Other under our current segment structure), and in the fourth quarter of fiscal year 2015, we recorded a $5.1 billion charge for the impairment of goodwill and a $2.2 billion charge for the impairment of intangible assets in our Phone Hardware segment.

PART I

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

PART I

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

PART I

Item 1A

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

We may have outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Exchange Online, Office 365, SharePoint Online, OneDrive, Skype, Xbox Live, Microsoft Azure, Outlook.com, Windows Stores, and Microsoft Account services. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex. It requires that we maintain an Internet connectivity infrastructure that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data or insufficient Internet connectivity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, damage to our reputation and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

Government litigation and regulatory activity relating to competition rules may limit how we design and market our products.    As a leading global software and device maker, we are closely scrutinized by government agencies under U.S. and foreign competition laws. An increasing number of governments are regulating competition law activities and this includes increased scrutiny in potentially large markets such as the European Union, the U.S., and China. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. U.S. federal and state antitrust authorities have previously brought enforcement actions and continue to scrutinize our business.

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

•	Our ability to realize anticipated Windows 10 post-sale monetization opportunities may be limited.

Our global operations subject us to potential liability under anti-corruption, trade protection, and other laws and regulations.    The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we receive inquiries from authorities in the U.S. and elsewhere about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside the U.S. may be affected by changes in trade protection laws, policies, and measures, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we sell goods or services in violation of U.S. trade sanctions on countries such as Iran, North Korea, Cuba, Sudan, and Syria.

Other regulatory areas that may apply to our products and online services offerings include user privacy, telecommunications, data storage and protection, and online content. For example, regulators may take the position that our offerings such as Skype are covered by laws regulating telecommunications services. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Increasing concern about government surveillance practices around the world may lead to increased regulation requiring local data hosting obligations or the use of domestic hosting providers. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity. Geopolitical instability may lead to sanctions and impact our ability to do business in some geographies.

Our business depends on our ability to attract and retain talented employees.    Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we are less successful in our recruiting efforts, or if we cannot retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution.

We have claims and lawsuits against us that may result in adverse outcomes.    We are subject to a variety of claims and lawsuits. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are

PART I

Item 1A

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

Our hardware and software products may experience quality or supply problems.    Our vertically-integrated hardware products such as Xbox consoles, Surface devices, phones, and other devices we design, manufacture, and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm if we fail to detect or address such issues through design, testing, or warranty repairs. We acquire some device components from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us. If a component from a sole-source supplier is delayed or becomes unavailable, whether because of supplier capacity constraint or industry shortages, we may not obtain timely replacement supplies, resulting in reduced sales. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox consoles, Surface devices, phones, and other hardware are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

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

Catastrophic events or geopolitical conditions may disrupt our business.    A disruption or failure of our systems or operations because of a major earthquake, weather event, cyber-attack, terrorist attack, or other catastrophic event could cause delays in completing sales, providing services, or performing other critical functions. Our corporate headquarters, a significant portion of our research and development activities, and certain other essential business operations are in the Seattle, Washington area, and we have other business operations in the

PART I

Item 1A, 1B, 2

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2015 that remain unresolved.

ITEM 2. PROPERTIES

Our corporate offices consist of approximately 15 million square feet of office space located in King County, Washington: 10 million square feet of owned space situated on approximately 500 acres of land we own at our corporate campus in Redmond, Washington and approximately five million square feet of space we lease. We own approximately five million additional square feet of office and data center space domestically (outside of the Puget Sound corporate campus) and lease many sites domestically totaling approximately five million square feet of office and data center space.

PART I

Item 2, 3, 4

We occupy many sites internationally, totaling approximately twelve million square feet that is owned and approximately eleven million square feet that is leased. International facilities that we own include: our research and development centers in China and India; our phone manufacturing facilities, predominantly in Vietnam; our regional operations centers in Ireland and Singapore; and our facilities in UK. The largest leased office spaces include the following locations: China; Finland; Germany; India; Japan; and UK. In addition to the above locations, we have various product development facilities, both domestically and internationally, as described in the “Research and Development” section of Item 1 of this Form 10-K.

Our facilities are used for current operations of all segments, and suitable additional spaces are available to accommodate expansion needs. We have a development agreement with the City of Redmond under which we may currently develop approximately 1.4 million square feet of additional facilities at our corporate campus in Redmond, Washington.

ITEM 3. LEGAL PROCEEDINGS

See Note 18 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5, 6

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 27, 2015, there were 109,479 registered holders of record of our common stock. The high and low common stock sales prices per share were as follows:

Quarter Ended	September 30	December 31	March 31	June 30	Fiscal Year

Fiscal Year 2015

High	$ 47.57	$ 50.05	$ 47.91	$ 49.54	$ 50.05
Low	$ 41.05	$ 42.10	$ 40.23	$ 40.12	$ 40.12

Fiscal Year 2014

High	$ 36.43	$ 38.98	$ 41.50	$ 42.29	$ 42.29
Low	$ 30.84	$ 32.80	$ 34.63	$ 38.51	$ 30.84

DIVIDENDS AND SHARE REPURCHASES

See Note 19 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding dividends and share repurchases by quarter. Following are our monthly stock repurchases for the fourth quarter of fiscal year 2015, all of which were made as part of publicly announced plans or programs:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

April 1, 2015 – April 30, 2015	45,393,872	$42.92	45,393,872	$ 24,143
May 1, 2015 – May 31, 2015	23,541,167	$47.58	23,541,167	$ 23,023
June 1, 2015 – June 30, 2015	24,705,187	$46.15	24,705,187	$ 21,883

	93,640,226		93,640,226

The repurchases were made using cash resources and occurred in the open market.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Year Ended June 30,	2015		2014	(b)	2013		2012		2011

Revenue	$93,580		$86,833		$77,849		$73,723		$69,943
Gross margin	$60,542		$59,755		$57,464		$56,193		$54,366
Operating income	$18,161	(a)	$27,759		$26,764	(c)	$21,763	(d)	$27,161
Net income	$12,193	(a)	$22,074		$21,863	(c)	$16,978	(d)	$23,150
Diluted earnings per share	$1.48	(a)	$2.63		$2.58	(c)	$2.00	(d)	$2.69
Cash dividends declared per share	$1.24		$1.12		$0.92		$0.80		$0.64
Cash, cash equivalents, and short-term investments	$96,526		$85,709		$77,022		$63,040		$52,772
Total assets	$176,223		$172,384		$142,431		$121,271		$108,704
Long-term obligations	$46,282		$36,975		$26,070		$22,220		$22,847
Stockholders’ equity	$80,083		$89,784		$78,944		$66,363		$57,083

PART II

Item 6, 7

(a)

Includes $7.5 billion of goodwill and asset impairment charges related to Phone Hardware, and $2.5 billion of integration and restructuring expenses, primarily costs associated with our restructuring plans, which decreased fiscal year 2015 operating income and net income by $10.0 billion and diluted earnings per share (“EPS”) by $1.15.

(b)	On April 25, 2014, we acquired substantially all of NDS. NDS has been included in our consolidated results of operations starting on the acquisition date.
(c)

Includes a charge related to a fine imposed by the European Commission in March 2013 which decreased operating income and net income by $733 million (€561 million) and diluted EPS by $0.09. Also includes a charge for Surface RT inventory adjustments recorded in the fourth quarter of fiscal year 2013, which decreased operating income by $900 million, net income by $596 million, and diluted EPS by $0.07.

(d)

Includes a goodwill impairment charge related to our previous Online Services Division business segment (related to Devices and Consumer Other under our current segment structure) which decreased operating income and net income by $6.2 billion and diluted EPS by $0.73.

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

OVERVIEW

Microsoft is a technology leader focused on building best-in-class platforms and productivity services for a mobile-first, cloud-first world. We strive to empower every person and every organization on the planet to achieve more. We develop and market software, services, and devices that deliver new opportunities, greater convenience, and enhanced value to people’s lives.

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

Much of our focus in fiscal year 2015 was toward transforming our organization to support our strategy of building best-in-class platforms and productivity services for a mobile-first, cloud-first world. We achieved product development milestones, implemented organizational changes, and made strategic and tactical moves to support the three central ambitions that support our strategy: reinventing productivity and business processes; building the intelligent cloud platform; and creating more personal computing.

Highlights from fiscal year 2015 included:

•	Momentum continued to grow in our Commercial Cloud and productivity offerings as we surpassed an $8 billion annualized run rate* at the end of the year.

•

Office 365 Commercial seats grew 74%, and Office 365 is now deployed in four out of five Fortune 500 enterprises, with more than half of that install base using premium workloads. We also added over 50,000 small- and medium-sized business customers each month.

•

Server products and services revenue increased 9%, driven by growth across our cloud and on-premises server products. Azure revenue and compute usage increased by triple digits in the fourth quarter year over year, and we ended fiscal year 2015 with more than 17,000 Enterprise Mobility Services customers.

*	Annualized run rate was calculated by multiplying June 2015 revenue by twelve months.

PART II

Item 7

•

We reached over 8 million paid Dynamics seats and refreshed and enhanced Microsoft Dynamics ERP products. We also introduced new social, productivity, mobility, customer service, and marketing capabilities in Dynamics CRM.

•

We currently have more than 15 million Office 365 consumer subscribers, with new customers signing up at a current pace of nearly one million per month. We also surpassed 150 million downloads of Office mobile to iOS and Android devices.

•	Bing exceeded 20% U.S. market share as we focused our advertising business on search. In June 2015, we entered into agreements with AOL and AppNexus to outsource our display sales efforts.

•

In hardware, we released Surface 3 and expanded distribution of Surface Pro and the related gross margin percentage grew with increased revenue, and introduced new categories like HoloLens – all with an eye toward generating new growth in Windows more broadly.

•	Xbox console volumes grew to over 12 million, and Xbox Live users increased 22%.

•	We shipped over 36 million Lumia units, and announced the restructuring of our Phone Hardware business to run it more effectively near-term while driving reinvention longer term.

•

We completed 16 acquisitions, including Mojang Synergies AB (“Mojang”), the Swedish video game developer of the Minecraft gaming franchise, and others, to strengthen our cloud platform and invest in mobile applications.

•

We advanced Windows 10 to the threshold of its launch in July 2015 with the help of the Windows Insider Program, a new paradigm to incorporate unprecedented levels of user and developer feedback in our development process.

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

Economic Conditions, Challenges, and Risks

The market for software, devices, and cloud-based services is dynamic and highly competitive. Our competitors are developing new software and devices, while also deploying competing cloud-based services for consumers and businesses. The devices and form factors customers prefer evolve rapidly, and influence how users access services in the cloud, and in some cases, the user’s choice of which suite of cloud-based services to use. We must continue to evolve and adapt over an extended time in pace with this changing environment. The investments we are making in devices and infrastructure will increase our operating costs and may decrease our operating margins.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. Recently, the significant strengthening of the U.S. dollar relative to certain foreign currencies has negatively impacted reported revenue and reduced reported expenses from our international operations.

PART II

Item 7

See a discussion of these factors and other risks under Risk Factors (Part I, Item 1A of this Form 10-K).

Seasonality

Our revenue historically has fluctuated quarterly and has generally been highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers. Our Computing and Gaming Hardware segment is particularly seasonal as its products are aimed at the consumer market and are in highest demand during the holiday shopping season. Typically, the Computing and Gaming Hardware segment has generated approximately 40-50% of its yearly revenue in our second fiscal quarter.

Unearned Revenue

Quarterly and annual revenue may be impacted by the deferral of revenue, including:

•	Revenue deferred on pre-sales of Windows to original equipment manufacturers (“OEMs”) and retailers before general availability.

•	Revenue deferred on bundled products and services (“Bundled Offerings”).

•	Revenue deferred on sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price (the “Windows Upgrade Offer”).

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

On April 25, 2014, we acquired substantially all of Nokia Corporation’s (“Nokia”) Devices and Services business (“NDS”). NDS has been included in our consolidated results of operations since the acquisition date. We report the financial performance of the acquired business in our Phone Hardware segment. Prior to the acquisition of NDS, financial results associated with our joint strategic initiatives with Nokia were reflected in our Devices and Consumer (“D&C”) Licensing segment. The contractual relationship with Nokia related to those initiatives ended in conjunction with the acquisition.

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

PART II

Item 7

•

Computing and Gaming Hardware, comprising: Xbox gaming and entertainment consoles and accessories, second-party and third-party video game royalties, and Xbox Live subscriptions (“Xbox Platform”); Surface devices and accessories (“Surface”); and Microsoft PC accessories.

•	Phone Hardware, comprising: Lumia phones and other non-Lumia phones, beginning with our acquisition of NDS.

•

D&C Other, comprising: Resale, consisting of transactions in our Windows Store and Xbox marketplace; search advertising; display advertising; Office 365 Consumer, comprising Office 365 Home and Office 365 Personal; Studios, comprising first-party video games; Mojang; non-Microsoft products sold in our retail stores; and certain other consumer products and services not included in the categories above.

Commercial

Our Commercial segments develop, market, and support software and services designed to increase individual, team, and organizational productivity and efficiency, including simplifying everyday tasks through seamless operations across the user’s hardware and software. Our Commercial segments are:

•

Commercial Licensing, comprising: server products, including Windows Server, Microsoft SQL Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); Windows Embedded; volume licensing of the Windows operating system, excluding academic (“Windows Commercial”); Microsoft Office for business, including Office, Exchange, SharePoint, Skype for Business, and related CALs (“Office Commercial”); Microsoft Dynamics business solutions, excluding Dynamics CRM Online; and Skype.

•

Commercial Other, comprising: Enterprise Services, including Premier Support Services and Microsoft Consulting Services; Commercial Cloud, comprising Office 365 Commercial, other Microsoft Office online offerings, Dynamics CRM Online, and Microsoft Azure; and certain other commercial products and online services not included in the categories above.

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	2015	2014	2013	Percentage Change 2015 Versus 2014	Percentage Change 2014 Versus 2013

Revenue	$93,580	$86,833	$77,849	8%	12%
Gross margin	$60,542	$59,755	$57,464	1%	4%
Operating income	$18,161	$27,759	$26,764	(35)%	4%
Diluted earnings per share	$1.48	$2.63	$2.58	(44)%	2%

Fiscal year 2015 compared with fiscal year 2014

Revenue increased $6.7 billion or 8%, reflecting a full year of Phone Hardware sales and growth in revenue from our Commercial Cloud, Surface, server products, search advertising, and Xbox Live transactions. These increases were offset in part by a decline in revenue from Office Commercial, Windows OEM, licensing of Windows Phone operating system, and Office Consumer. Revenue included an unfavorable foreign currency impact of approximately 2%.

Gross margin increased $787 million or 1%, primarily due to higher revenue, offset in part by a $6.0 billion or 22% increase in cost of revenue. Cost of revenue increased, mainly due to Phone Hardware, as well as increasing costs in support of our Commercial Cloud, including $396 million of higher datacenter expenses. Gross margin, as a percentage of revenue, improved year over year in each of our reportable segments.

PART II

Item 7

Operating income decreased $9.6 billion or 35%, primarily due to impairment, integration, and restructuring expenses in the current year, as well as increased research and development expenses, offset in part by higher gross margin. Key changes in operating expenses were:

•

Impairment, integration, and restructuring expenses were $10.0 billion in the current year, reflecting goodwill and asset impairment charges of $7.5 billion related to our Phone Hardware business, and $2.5 billion of integration and restructuring expenses, driven by costs associated with our restructuring plans.

•

Research and development expenses increased $665 million or 6%, mainly due to increased investment in new products and services, including NDS expenses, offset in part by reduced headcount-related expenses.

Diluted earnings per share (“EPS”) were negatively impacted by impairment, integration, and restructuring expenses, which decreased diluted EPS by $1.15.

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

Gross margin increased $2.3 billion or 4%, primarily due to higher revenue, offset in part by a $6.7 billion or 33% increase in cost of revenue. Cost of revenue increased mainly due to higher volumes of Xbox consoles and Surface devices sold, and $575 million of higher datacenter expenses, primarily in support of Commercial Cloud revenue growth. Cost of revenue also increased due to the acquisition of NDS.

Operating income increased $995 million or 4%, reflecting higher gross margin, offset in part by increased research and development expenses and sales and marketing expenses. Key changes in operating expenses were:

•

Research and development expenses increased $970 million or 9%, mainly due to increased investment in new products and services in our Devices engineering group, including NDS expenses, and increased investment in our Applications and Services engineering group.

•	Sales and marketing expenses increased $535 million or 4%, primarily due to NDS expenses and increased investment in sales resources, offset in part by lower advertising costs.

PART II

Item 7

SEGMENT RESULTS OF OPERATIONS

Devices and Consumer

(In millions, except percentages)	2015	2014	2013	Percentage Change 2015 Versus 2014	Percentage Change 2014 Versus 2013

Revenue

Licensing	$14,969	$19,528	$19,427	(23)%	1%

Hardware:
Computing and Gaming Hardware	10,183	9,093	6,149	12%	48%
Phone Hardware	7,524	1,982	0	*	*

Total Devices and Consumer Hardware	17,707	11,075	6,149	60%	80%
Other	8,825	7,014	6,431	26%	9%

Total Devices and Consumer revenue	$41,501	$37,617	$32,007	10%	18%

Gross Margin

Licensing	$13,870	$17,439	$16,985	(20)%	3%

Hardware:
Computing and Gaming Hardware	1,788	892	956	100%	(7)%
Phone Hardware	701	54	0	*	*

Total Devices and Consumer Hardware	2,489	946	956	163%	(1)%
Other	2,022	1,393	1,951	45%	(29)%

Total Devices and Consumer gross margin	$18,381	$19,778	$19,892	(7)%	(1)%

*	Not meaningful

Fiscal year 2015 compared with fiscal year 2014

D&C revenue increased $3.9 billion or 10%, primarily due to a full year of Phone Hardware sales, as well as higher revenue from Surface, search advertising, and Xbox Live transactions, offset in part by a decrease in revenue from Windows OEM, licensing of Windows Phone operating system, and Office Consumer. Collectively, Office Consumer and Office 365 Consumer revenue declined 17%. D&C gross margin decreased $1.4 billion or 7%, reflecting higher cost of revenue, offset in part by higher revenue. D&C cost of revenue increased $5.3 billion or 30%, mainly due to a full year of Phone Hardware costs.

D&C Licensing

D&C Licensing revenue decreased $4.6 billion or 23%, mainly due to lower revenue from Windows OEM, Windows Phone licensing, and Office Consumer. Windows OEM revenue declined $1.9 billion or 15%, primarily due to declines of 15% in OEM Pro revenue and 16% in OEM non-Pro revenue. Windows OEM Pro revenue decreased, primarily due to benefits realized from the expiration of support for Windows XP in the prior year, and declines in the business PC market. Windows OEM non-Pro revenue declined, mainly due to an increased mix of opening price point devices sold, and declines in the consumer PC market. Revenue from licensing of Windows Phone operating system decreased $1.4 billion or 55%, primarily due to prior year revenue associated with our joint strategic initiatives with Nokia that terminated when we acquired NDS. Office Consumer revenue declined $946 million or 29%, reflecting the transition of customers to Office 365 Consumer, where revenue is recognized ratably, and declines in the Japan PC market, where Office is predominantly pre-installed on new PCs.

D&C Licensing gross margin decreased $3.6 billion or 20%, primarily due to the decline in revenue, offset in part by a $990 million or 47% decrease in cost of revenue. D&C Licensing cost of revenue decreased, mainly due to a $788 million decline in traffic acquisition costs, driven by prior year costs associated with our joint strategic initiatives with Nokia that terminated when we acquired NDS.

PART II

Item 7

Computing and Gaming Hardware

Computing and Gaming Hardware revenue increased $1.1 billion or 12%, primarily due to higher revenue from Surface, offset in part by lower revenue from Xbox Platform. Surface revenue increased 65% to $3.6 billion, primarily due to Surface Pro 3 units sold. Surface Pro 3 was released in June 2014. Xbox Platform revenue decreased $385 million or 6%, driven by lower prices of Xbox One consoles compared to the prior year, as well as a decrease in second- and third-party video games revenue. We sold 12.1 million Xbox consoles in fiscal year 2015 compared with 11.7 million consoles in fiscal year 2014.

Computing and Gaming Hardware gross margin increased $896 million or 100%, mainly due to higher revenue, offset in part by a $194 million or 2% increase in cost of revenue. Gross margin expansion was driven by Surface, which benefited from the mix shift to Surface Pro 3. Xbox Platform cost of revenue was comparable to the prior year.

Phone Hardware

Phone Hardware revenue increased $5.5 billion, as we sold 36.8 million Lumia phones and 126.8 million other non-Lumia phones in fiscal year 2015, compared with 5.8 million and 30.3 million sold, respectively, in fiscal year 2014 following the acquisition of NDS. We acquired NDS in the fourth quarter of fiscal year 2014.

Phone Hardware gross margin increased $647 million, primarily due to higher revenue, offset in part by higher cost of revenue. Phone Hardware cost of revenue increased $4.9 billion, and included $476 million of amortization of acquired intangible assets in fiscal year 2015.

We recorded goodwill and asset impairment charges of $7.5 billion related to our Phone Hardware business in the fourth quarter of fiscal year 2015. See further discussion under Impairment, Integration, and Restructuring Expenses below.

D&C Other

D&C Other revenue increased $1.8 billion or 26%, mainly due to higher revenue from search advertising, Xbox Live, first-party video games, including Minecraft, and Office 365 Consumer. D&C Other revenue included an unfavorable foreign currency impact of approximately 2%. Search advertising revenue increased $651 million or 22%, primarily driven by growth in Bing, due to higher revenue per search and search volume. Xbox Live and other store transaction revenue increased $531 million, driven by increased Xbox Live users and revenue per user. First-party video games revenue increased $367 million, mainly due to sales of Minecraft following the acquisition of Mojang in November 2014, and new Xbox titles released in the current year. Office 365 Consumer revenue increased $323 million, reflecting subscriber growth.

D&C Other gross margin increased $629 million or 45%, due to higher revenue, offset in part by a $1.2 billion or 21% increase in cost of revenue. D&C Other cost of revenue grew, mainly due to $372 million higher Xbox Live and other store transaction costs, a $279 million increase in search infrastructure costs, $267 million higher retail stores expenses, and $194 million higher first-party video games and Minecraft costs.

Fiscal year 2014 compared with fiscal year 2013

D&C revenue increased $5.6 billion or 18%, primarily due to higher revenue from Xbox Platform, Surface, and Windows Phone. Revenue also increased $2.0 billion due to the acquisition of NDS. D&C gross margin decreased slightly, reflecting higher cost of revenue, offset in part by higher revenue. Cost of revenue increased $5.7 billion or 47%, mainly due to Xbox Platform and Surface. Cost of revenue also increased $1.9 billion due to NDS.

D&C Licensing

D&C Licensing revenue increased $101 million or 1%, mainly due to increased Windows Phone revenue, offset in part by lower revenue from licenses of Windows and Office Consumer. Windows Phone revenue increased $822 million or 48%, mainly due to the recognition of $382 million revenue under our joint strategic initiatives with Nokia,

PART II

Item 7

which concluded in conjunction with the acquisition of NDS, as well as an increase in phone patent licensing revenue. Retail and non-OEM sales of Windows declined $274 million or 35%, mainly due to the launch of Windows 8 in the prior year. Windows OEM revenue declined $136 million or 1%, due to continued softness in the consumer PC market, offset in part by a 12% increase in OEM Pro revenue. Office Consumer revenue declined $249 million or 7%, reflecting the transition of customers to Office 365 Consumer as well as continued softness in the consumer PC market. The declines in Windows OEM and Office Consumer revenue were partially offset by benefits realized from ending our support for Windows XP in April 2014.

D&C Licensing gross margin increased $454 million or 3%, primarily due to a $353 million or 14% decrease in cost of revenue. D&C Licensing cost of revenue decreased, mainly due to a $411 million or 23% decline in traffic acquisition costs.

Computing and Gaming Hardware

Computing and Gaming Hardware revenue increased $2.9 billion or 48%, primarily due to higher revenue from the Xbox Platform and Surface. Xbox Platform revenue increased $1.7 billion or 34%, mainly due to sales of Xbox One, which was released in November 2013, offset in part by a decrease in sales of Xbox 360. We sold 11.7 million Xbox consoles during fiscal year 2014 compared with 9.8 million Xbox consoles during fiscal year 2013. Surface revenue increased $1.3 billion or 157%, mainly due to a higher number of devices and accessories sold.

Computing and Gaming Hardware gross margin decreased slightly, due to a $3.0 billion or 58% increase in cost of revenue, offset in part by higher revenue. Xbox Platform cost of revenue increased $2.1 billion or 72%, mainly due to higher volumes of consoles sold and higher costs associated with Xbox One. Surface cost of revenue increased $970 million or 51%, mainly due to a higher number of devices and accessories sold, offset in part by a charge for Surface RT inventory adjustments of approximately $900 million in fiscal year 2013.

Phone Hardware

Phone Hardware revenue was $2.0 billion in fiscal year 2014, reflecting sales of Lumia phones and other non-Lumia phones following the acquisition of NDS on April 25, 2014. Since the acquisition, we sold 5.8 million Lumia phones and 30.3 million other non-Lumia phones in fiscal year 2014.

Phone Hardware gross margin was $54 million in fiscal year 2014, reflecting revenue of $2.0 billion, offset in part by $1.9 billion cost of revenue, including amortization of acquired intangible assets and the impact of decisions to rationalize our device portfolio.

D&C Other

D&C Other revenue increased $583 million or 9%, mainly due to higher online advertising revenue and Office 365 Consumer revenue, offset in part by a $213 million decrease in first-party video games revenue, primarily due to the release of Halo 4 in the second quarter of fiscal year 2013. Online advertising revenue increased $497 million or 14%. Search advertising revenue increased 39%, primarily due to increased revenue per search resulting from ongoing improvements in advertising products, higher search volume, and the expiration of North American revenue per search guarantee payments to Yahoo! in the prior year, offset in part by a 25% reduction in display advertising revenue. Office 365 Consumer revenue grew $316 million, primarily reflecting subscriber growth. We ended fiscal year 2014 with over five million subscribers.

D&C Other gross margin decreased $558 million or 29%, due to a $1.1 billion or 25% increase in cost of revenue, offset in part by higher revenue. D&C Other cost of revenue grew, mainly due to a $541 million or 24% increase in online advertising cost of revenue, reflecting support of online infrastructure. Cost of revenue also increased $219 million or 15%, due to higher resale transactions costs.

PART II

Item 7

Commercial

(In millions, except percentages)	2015	2014	2013	Percentage Change 2015 Versus 2014	Percentage Change 2014 Versus 2013

Revenue

Licensing	$41,039	$42,085	$39,778	(2)%	6%
Other	10,836	7,546	5,661	44%	33%

Total Commercial revenue	$51,875	$49,631	$45,439	5%	9%

Gross Margin

Licensing	$37,830	$38,615	$36,280	(2)%	6%
Other	4,199	1,855	922	126%	101%

Total Commercial gross margin	$42,029	$40,470	$37,202	4%	9%

Fiscal year 2015 compared with fiscal year 2014

Commercial revenue increased $2.2 billion or 5%, mainly due to growth in revenue from our Commercial Cloud and server products, offset in part by a decline in Office Commercial. Commercial revenue included an unfavorable foreign currency impact of approximately 2%. Our server products and services grew 9%. Our Office Commercial products and services declined 1%. Commercial gross margin increased $1.6 billion or 4%.

Commercial Licensing

Commercial Licensing revenue decreased $1.0 billion or 2%, primarily due to a decline in revenue from Office Commercial, offset in part by increased revenue from our server products. Commercial Licensing revenue included an unfavorable foreign currency impact of approximately 2%. Office Commercial revenue declined $2.5 billion or 13%, due to lower transactional license volume, reflecting a decline in the business PC market following Windows XP end of support in the prior year, customers transitioning to Office 365 Commercial, and declines in Japan. Our server products revenue grew $1.1 billion or 7%, primarily driven by higher premium mix of Microsoft SQL Server, Windows Server, and System Center.

Commercial Licensing gross margin decreased $785 million or 2%, in line with revenue.

Commercial Other

Commercial Other revenue increased $3.3 billion or 44%, primarily due to higher Commercial Cloud revenue. Commercial Other revenue included an unfavorable foreign currency impact of approximately 3%. Commercial Cloud revenue grew $3.0 billion or 106%, mainly due to subscriber growth and higher premium mix of Office 365 Commercial, as well as continued revenue growth from Microsoft Azure.

Commercial Other gross margin increased $2.3 billion or 126%, due to higher revenue, offset in part by a $946 million or 17% increase in cost of revenue. The increase in Commercial Other cost of revenue was mainly due to higher datacenter and other online infrastructure expenses, reflecting increased datacenter capacity to serve our growing Commercial Cloud.

Fiscal year 2014 compared with fiscal year 2013

Commercial revenue increased $4.2 billion or 9%, mainly due to growth in revenue from our on-premises licensing businesses and Commercial Cloud. Collectively, Office Commercial and Office 365 Commercial revenue grew 7%. Collectively, our server products revenue, including Microsoft Azure, grew 13%. Commercial gross margin increased $3.3 billion or 9%, in line with revenue.

PART II

Item 7

Commercial Licensing

Commercial Licensing revenue increased $2.3 billion or 6%, primarily due to increased revenue from our server products, as well as higher revenue from Windows Commercial and Office Commercial. Our server products revenue grew $1.7 billion or 11%, driven primarily by increased sales of Microsoft SQL Server. Windows Commercial revenue grew $334 million or 10%, mainly due to increased renewal rates and transactional purchases driven by Windows XP end of support. Office Commercial revenue grew $219 million or 1%, and was impacted by customers transitioning to Office 365 Commercial.

Commercial Licensing gross margin increased $2.3 billion or 6%, in line with revenue growth.

Commercial Other

Commercial Other revenue increased $1.9 billion or 33%, due to higher Commercial Cloud revenue and Enterprise Services revenue. Commercial Cloud revenue grew $1.5 billion or 116%, mainly due to higher revenue from Office 365 Commercial. Enterprise Services revenue grew $380 million or 9%, mainly due to growth in Premier Support Services.

Commercial Other gross margin increased $933 million or 101%, due to higher revenue, offset in part by a $952 million or 20% increase in cost of revenue. The increase in cost of revenue was mainly due to higher datacenter expenses, reflecting support of our growing Commercial Cloud.

Corporate and Other

(In millions, except percentages)	2015	2014	2013	Percentage Change 2015 Versus 2014	Percentage Change 2014 Versus 2013

Revenue	$204	$(415)	$403	149%	(203)%
Gross margin	$132	$(493)	$370	127%	(233)%

Corporate and Other revenue comprises certain revenue deferrals, including those related to product and service upgrade offers and pre-sales of new products to OEMs prior to general availability.

Fiscal year 2015 compared with fiscal year 2014

Corporate and Other revenue increased $619 million, primarily due to the timing of revenue deferrals compared to the prior year. During fiscal year 2015, we recognized a net $303 million of previously deferred revenue related to Bundled Offerings. During fiscal year 2014, we deferred a net $349 million of revenue related to Bundled Offerings.

Corporate and Other gross margin increased $625 million, primarily due to increased revenue.

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

Corporate and Other gross margin decreased $863 million, mainly due to decreased revenue.

PART II

Item 7

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2015	2014	2013	Percentage Change 2015 Versus 2014	Percentage Change 2014 Versus 2013

Research and development	$12,046	$11,381	$10,411	6%	9%
As a percent of revenue	13%	13%	13%	0ppt	0ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Fiscal year 2015 compared with fiscal year 2014

Research and development expenses increased $665 million or 6%, mainly due to increased investment in new products and services, including $739 million higher NDS expenses, offset in part by reduced headcount-related expenses.

Fiscal year 2014 compared with fiscal year 2013

Research and development expenses increased $970 million or 9%, mainly due to increased investment in new products and services in our Devices engineering group, including $275 million of NDS expenses, and increased investment in our Applications and Services engineering group.

Sales and Marketing

(In millions, except percentages)	2015	2014	2013	Percentage Change 2015 Versus 2014	Percentage Change 2014 Versus 2013

Sales and marketing	$15,713	$15,811	$15,276	(1)%	4%
As a percent of revenue	17%	18%	20%	(1)ppt	(2)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal year 2015 compared with fiscal year 2014

Sales and marketing expenses decreased $98 million or 1%, primarily due to a decline in advertising and marketing programs costs and a reduction in headcount-related expenses, offset in part by an increase in NDS expenses. Sales and marketing expenses included a favorable foreign currency impact of approximately 4%.

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

PART II

Item 7

General and Administrative

(In millions, except percentages)	2015	2014	2013	Percentage Change 2015 Versus 2014	Percentage Change 2014 Versus 2013

General and administrative	$4,611	$4,677	$5,013	(1)%	(7)%
As a percent of revenue	5%	5%	6%	0ppt	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Fiscal year 2015 compared with fiscal year 2014

General and administrative expenses were comparable to the prior year.

Fiscal year 2014 compared with fiscal year 2013

General and administrative expenses decreased $336 million or 7%, mainly due to the European Commission fine in the prior year, offset in part by higher business taxes, higher costs for internal use software capitalized in the prior year, and NDS expenses. NDS general and administrative expenses were $77 million during fiscal year 2014.

IMPAIRMENT, INTEGRATION, AND RESTRUCTURING EXPENSES

Impairment, integration, and restructuring expenses include costs associated with the impairment of goodwill and intangible assets related to our Phone Hardware business, employee severance expenses and costs associated with the consolidation of facilities and manufacturing operations related to restructuring activities, and systems consolidation and other business integration expenses associated with our acquisition of NDS.

Fiscal year 2015 compared with fiscal year 2014

Impairment, integration, and restructuring expenses were $10.0 billion for fiscal year 2015, compared to $127 million for fiscal year 2014. The increase was mainly due to impairment charges of $7.5 billion related to our Phone Hardware business in the fourth quarter of fiscal year 2015. Our annual goodwill impairment test as of May 1, 2015 indicated that the carrying value of Phone Hardware goodwill exceeded its estimated fair value. Accordingly, we recorded a goodwill impairment charge of $5.1 billion, reducing Phone Hardware’s goodwill from $5.4 billion to $116 million, net of foreign currency remeasurements, as well as an impairment charge of $2.2 billion related to the write-down of Phone Hardware intangible assets. Restructuring charges were $2.1 billion, including employee severance expenses and the write-down of certain assets in connection with our restructuring activities. Integration expenses increased $308 million, due to a full-year of integration activities in fiscal year 2015 associated with the acquisition of NDS.

Fiscal year 2014 compared with fiscal year 2013

Impairment, integration, and restructuring expenses were $127 million for fiscal year 2014, reflecting integration expenses associated with the acquisition of NDS. No impairment, integration, and restructuring expenses were recorded in fiscal year 2013.

PART II

Item 7

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2015	2014	2013

Dividends and interest income	$766	$883	$677
Interest expense	(781)	(597)	(429)
Net recognized gains on investments	716	437	116
Net losses on derivatives	(423)	(328)	(196)
Net gains (losses) on foreign currency remeasurements	335	(165)	(74)
Other	(267)	(169)	194

Total	$346	$61	$288

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

Fiscal year 2015 compared with fiscal year 2014

Dividends and interest income decreased due to lower yields on fixed income securities, offset in part by higher portfolio balances. Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities, offset in part by higher other-than-temporary impairments. Other-than-temporary impairments were $183 million in fiscal year 2015, compared with $106 million in fiscal year 2014. Net losses on derivatives increased due to losses on commodity contracts in the current period as compared to gains in the prior period, offset in part by lower losses on currency and equity contracts. For fiscal year 2015, other reflects recognized losses from certain joint ventures and divestitures.

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

INCOME TAXES

Fiscal year 2015 compared with fiscal year 2014

Our effective tax rate for fiscal years 2015 and 2014 was approximately 34% and 21%, respectively. The fiscal year 2015 effective rate increased by 13%, primarily due to goodwill and asset impairments and restructuring charges recorded in fiscal year 2015, most of which did not generate a tax benefit. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to foreign earnings taxed at lower rates resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico. In fiscal year 2015, this reduction was mostly offset by losses in foreign jurisdictions for which we may not realize a tax benefit, primarily as a result of impairment and restructuring charges.

PART II

Item 7

Changes in the mix of income before income taxes between the U.S. and foreign countries also impacted our effective tax rates and resulted primarily from changes in the geographic distribution of and changes in consumer demand for our products and services. We supply our Windows PC operating system to customers through our U.S. regional operating center, while we supply the Microsoft Office system and our server products and tools to customers through our foreign regional operations centers. In fiscal years 2015 and 2014, our U.S. income before income taxes was $7.4 billion and $7.1 billion, respectively, and comprised 40% and 26%, respectively, of our income before income taxes. In fiscal years 2015 and 2014, our foreign income before income taxes was $11.1 billion and $20.7 billion, respectively, and comprised 60% and 74%, respectively, of our income before income taxes.

Tax contingencies and other income tax liabilities were $12.1 billion and $10.4 billion as of June 30, 2015 and 2014, respectively, and are included in other long-term liabilities. This increase relates primarily to adjustments to prior years’ liabilities for intercompany transfer pricing and adjustments related to our IRS audits. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of June 30, 2015, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2015.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2015, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

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

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $96.5 billion as of June 30, 2015, compared with $85.7 billion as of June 30, 2014. Equity and other investments were $12.1 billion as of June 30, 2015, compared with $14.6 billion as of June 30, 2014. Our short-term investments are primarily to facilitate liquidity and for capital

PART II

Item 7

preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments at June 30, 2015, $94.4 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $2.1 billion. As of June 30, 2015, approximately 79% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 5% were invested in corporate notes and bonds of U.S. companies, and approximately 5% were invested in U.S. mortgage- and asset-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $92 million as of June 30, 2015. Our average and maximum securities lending payable balances for the fiscal year were $287 million and $750 million, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as exchange-traded mutual funds, domestic and international equities, and U.S. government securities. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments such as corporate notes and bonds, common and preferred stock, foreign government bonds, mortgage- and asset-backed securities, U.S. government and agency securities, and certificates of deposit. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

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

PART II

Item 7

Cash Flows

Fiscal year 2015 compared with fiscal year 2014

Cash flows from operations decreased $3.2 billion during the fiscal year to $29.1 billion, mainly due to an increase in materials and production costs in support of sales growth as well as payments related to restructuring charges and other changes in working capital, offset in part by increases in cash received from customers. Cash used in financing increased $686 million to $9.1 billion, mainly due to a $7.1 billion increase in cash used for common stock repurchases, offset in part by a $6.7 billion increase in proceeds from issuances of debt, net of repayments. Cash used in investing increased $4.2 billion to $23.0 billion, mainly due to a $5.5 billion increase in cash used for net investment purchases, sales, and maturities, partially offset by a $2.2 billion decrease in cash used for acquisitions of companies and purchases of intangible and other assets.

Fiscal year 2014 compared with fiscal year 2013

Cash flows from operations increased $3.4 billion during fiscal year 2014 to $32.2 billion, mainly due to increases in cash received from customers. Cash used in financing increased $246 million to $8.4 billion, mainly due to a $2.0 billion increase in cash used for common stock repurchases, a $1.4 billion increase in dividends paid, and a $324 million decrease in proceeds from the issuance of common stock, offset in part by a $3.4 billion increase in proceeds from issuances of debt, net of repayments. Cash used in investing decreased $5.0 billion to $18.8 billion, mainly due to a $10.5 billion decrease in cash used for net investment purchases, sales, and maturities, offset in part by a $4.4 billion increase in cash used for acquisition of companies and purchases of intangible and other assets, and a $1.2 billion increase in capital expenditures for property and equipment.

Debt

We issued debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. See Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K for further discussion.

Unearned Revenue

Unearned revenue at June 30, 2015 was comprised mainly of unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue at June 30, 2015 also included payments for: post-delivery support and consulting services to be performed in the future; Xbox Live subscriptions and prepaid points; Microsoft Dynamics business solutions products; Office 365 subscriptions; Skype prepaid credits and subscriptions; Bundled Offerings; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of June 30, 2015:

(In millions)

Three Months Ending,

September 30, 2015	$8,889
December 31, 2015	7,172
March 31, 2016	4,848
June 30, 2016	2,314
Thereafter	2,095

Total	$25,318

PART II

Item 7

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. While the program has no expiration date, we intend to complete it by December 31, 2016. As of June 30, 2015, $21.9 billion remained of our $40.0 billion share repurchase program.

During fiscal year 2015, we repurchased 295 million shares of Microsoft common stock for $13.2 billion under the share repurchase program approved by our Board of Directors on September 16, 2013. During fiscal year 2014, we repurchased 175 million shares for $6.4 billion; 128 million shares were repurchased for $4.9 billion under the share repurchase program approved by our Board of Directors on September 16, 2013, and 47 million shares were repurchased for $1.5 billion under the share repurchase program that was announced on September 22, 2008 and expired September 30, 2013. During fiscal year 2013, we repurchased 158 million shares for $4.6 billion, under the share repurchase program announced on September 22, 2008. All repurchases were made using cash resources.

Dividends

See Note 19 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2015:

(In millions)	2016	2017-2018	2019-2020	Thereafter	Total

Long-term debt: (a)
Principal payments	$2,500	$1,050	$3,750	$23,163	$30,463
Interest payments	855	1,641	1,552	11,412	15,460
Construction commitments (b)	681	0	0	0	681
Operating leases (c)	863	1,538	1,135	1,617	5,153
Purchase commitments (d)	13,018	989	164	261	14,432
Other long-term liabilities (e)	0	237	75	639	951

Total contractual obligations	$17,917	$5,455	$6,676	$37,092	$67,140

(a)	See Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(b)	These amounts represent commitments for the construction of buildings, building improvements, and leasehold improvements.
(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable facilities leases.
(d)	These amounts represent purchase commitments, including all open purchase orders and all contracts that are take-or-pay contracts that are not presented as construction commitments above.
(e)

We have excluded long-term tax contingencies, other tax liabilities, deferred income taxes, and long-term pension liabilities of $15.2 billion from the amounts presented. We have also excluded unearned revenue and non-cash items.

PART II

Item 7

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

Liquidity

We earn a significant amount of our operating income outside the U.S., which is deemed to be permanently reinvested in foreign jurisdictions. As a result, as discussed above under Cash, Cash Equivalents, and Investments, the majority of our cash, cash equivalents, and short-term investments are held by foreign subsidiaries. We currently do not intend nor foresee a need to repatriate these funds. We expect existing domestic cash, cash equivalents, short-term investments, cash flows from operations, and access to capital markets to continue to be sufficient to fund our domestic operating activities and cash commitments for investing and financing activities, such as regular quarterly dividends, debt maturities, and material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future. In addition, we expect existing foreign cash, cash equivalents, short-term investments, and cash flows from operations to continue to be sufficient to fund our foreign operating activities and cash commitments for investing activities, such as material capital expenditures, for at least the next 12 months and thereafter for the foreseeable future.

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

RECENT ACCOUNTING GUIDANCE

See Note 1 – Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

PART II

Item 7

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

In January 2015, we announced Windows 10 will be free to all qualified existing users of Windows 7 and Windows 8.1. This offer differs from historical offers preceding the launch of new versions of Windows as it is being made available for free to existing users in addition to new customers after the offer announcement. We evaluated the nature and accounting treatment of the Windows 10 offer and determined that it represents a marketing and promotional activity, in part because the offer is being made available for free to existing users. As this is a marketing and promotional activity, revenue recognition of new sales of Windows 8 will continue to be recognized as delivered.

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

PART II

Item 7

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

Based on the results of our annual goodwill impairment testing as of May 1, 2015, we determined that goodwill associated with our Phone Hardware reporting unit was impaired, resulting in a material charge to earnings in the fourth quarter of fiscal year 2015. As of June 30, 2015, none of our reporting units were considered to be at risk of impairment.

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

PART II

Item 7

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily and use hedges where practicable to offset the risks and maximize the economic effectiveness of our foreign currency positions. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar.

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

PART II

Item 7A

The following table sets forth the one-day VaR for substantially all of our positions as of June 30, 2015 and 2014 and for the year ended June 30, 2015:

(In millions)

	June 30, 2015	June 30, 2014	Year Ended June 30, 2015

Risk Categories			Average	High	Low

Foreign currency	$120	$179	$162	$200	$107
Interest rate	$51	$73	$57	$74	$48
Equity	$149	$176	$161	$178	$146
Commodity	$13	$17	$16	$20	$11

Total one-day VaR for the combined risk categories was $237 million at June 30, 2015 and $333 million at June 30, 2014. The total VaR is 29% less at June 30, 2015, and 25% less at June 30, 2014, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2015	2014	2013

Revenue	$93,580	$86,833	$77,849
Cost of revenue	33,038	27,078	20,385

Gross margin	60,542	59,755	57,464
Research and development	12,046	11,381	10,411
Sales and marketing	15,713	15,811	15,276
General and administrative	4,611	4,677	5,013
Impairment, integration, and restructuring	10,011	127	0

Operating income	18,161	27,759	26,764
Other income, net	346	61	288

Income before income taxes	18,507	27,820	27,052
Provision for income taxes	6,314	5,746	5,189

Net income	$12,193	$22,074	$21,863

Earnings per share:
Basic	$1.49	$2.66	$2.61
Diluted	$1.48	$2.63	$2.58

Weighted average shares outstanding:
Basic	8,177	8,299	8,375
Diluted	8,254	8,399	8,470

Cash dividends declared per common share	$1.24	$1.12	$0.92

See accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2015	2014	2013

Net income	$12,193	$22,074	$21,863

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $20, $(4), and $(14))	559	(35)	(26)
Net unrealized gains (losses) on investments (net of tax effects of $(197), $936, and $195)	(362)	1,737	363
Translation adjustments and other (net of tax effects of $16, $12, and $(8))	(1,383)	263	(16)

Other comprehensive income (loss)	(1,186)	1,965	321

Comprehensive income	$11,007	$24,039	$22,184

See accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2015	2014

Assets
Current assets:
Cash and cash equivalents	$5,595	$8,669
Short-term investments (including securities loaned of $75 and $541)	90,931	77,040

Total cash, cash equivalents, and short-term investments	96,526	85,709
Accounts receivable, net of allowance for doubtful accounts of $335 and $301	17,908	19,544
Inventories	2,902	2,660
Deferred income taxes	1,915	1,941
Other	5,461	4,392

Total current assets	124,712	114,246
Property and equipment, net of accumulated depreciation of $17,606 and $14,793	14,731	13,011
Equity and other investments	12,053	14,597
Goodwill	16,939	20,127
Intangible assets, net	4,835	6,981
Other long-term assets	2,953	3,422

Total assets	$176,223	$172,384

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,591	$7,432
Short-term debt	4,985	2,000
Current portion of long-term debt	2,499	0
Accrued compensation	5,096	4,797
Income taxes	606	782
Short-term unearned revenue	23,223	23,150
Securities lending payable	92	558
Other	6,766	6,906

Total current liabilities	49,858	45,625
Long-term debt	27,808	20,645
Long-term unearned revenue	2,095	2,008
Deferred income taxes	2,835	2,728
Other long-term liabilities	13,544	11,594

Total liabilities	96,140	82,600

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 8,027 and 8,239	68,465	68,366
Retained earnings	9,096	17,710
Accumulated other comprehensive income	2,522	3,708

Total stockholders’ equity	80,083	89,784

Total liabilities and stockholders’ equity	$176,223	$172,384

See accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2015	2014	2013

Operations
Net income	$12,193	$22,074	$21,863
Adjustments to reconcile net income to net cash from operations:
Goodwill and asset impairments	7,498	0	0
Depreciation, amortization, and other	5,957	5,212	3,755
Stock-based compensation expense	2,574	2,446	2,406
Net recognized losses (gains) on investments and derivatives	(443)	(109)	80
Excess tax benefits from stock-based compensation	(588)	(271)	(209)
Deferred income taxes	224	(331)	(19)
Deferral of unearned revenue	45,072	44,325	44,253
Recognition of unearned revenue	(44,920)	(41,739)	(41,921)
Changes in operating assets and liabilities:
Accounts receivable	1,456	(1,120)	(1,807)
Inventories	(272)	(161)	(802)
Other current assets	62	(29)	(129)
Other long-term assets	346	(628)	(478)
Accounts payable	(1,054)	473	537
Other current liabilities	(624)	1,075	146
Other long-term liabilities	1,599	1,014	1,158

Net cash from operations	29,080	32,231	28,833

Financing
Proceeds from issuance of short-term debt, maturities of 90 days or less, net	4,481	500	0
Proceeds from issuance of debt	10,680	10,350	4,883
Repayments of debt	(1,500)	(3,888)	(1,346)
Common stock issued	634	607	931
Common stock repurchased	(14,443)	(7,316)	(5,360)
Common stock cash dividends paid	(9,882)	(8,879)	(7,455)
Excess tax benefits from stock-based compensation	588	271	209
Other	362	(39)	(10)

Net cash used in financing	(9,080)	(8,394)	(8,148)

Investing
Additions to property and equipment	(5,944)	(5,485)	(4,257)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(3,723)	(5,937)	(1,584)
Purchases of investments	(98,729)	(72,690)	(75,396)
Maturities of investments	15,013	5,272	5,130
Sales of investments	70,848	60,094	52,464
Securities lending payable	(466)	(87)	(168)

Net cash used in investing	(23,001)	(18,833)	(23,811)

Effect of exchange rates on cash and cash equivalents	(73)	(139)	(8)

Net change in cash and cash equivalents	(3,074)	4,865	(3,134)
Cash and cash equivalents, beginning of period	8,669	3,804	6,938

Cash and cash equivalents, end of period	$5,595	$8,669	$3,804

See accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30,	2015	2014	2013

Common stock and paid-in capital
Balance, beginning of period	$68,366	$67,306	$65,797
Common stock issued	634	607	920
Common stock repurchased	(3,700)	(2,328)	(2,014)
Stock-based compensation expense	2,574	2,446	2,406
Stock-based compensation income tax benefits	588	272	190
Other, net	3	63	7

Balance, end of period	68,465	68,366	67,306

Retained earnings
Balance, beginning of period	17,710	9,895	(856)
Net income	12,193	22,074	21,863
Common stock cash dividends	(10,063)	(9,271)	(7,694)
Common stock repurchased	(10,744)	(4,988)	(3,418)

Balance, end of period	9,096	17,710	9,895

Accumulated other comprehensive income
Balance, beginning of period	3,708	1,743	1,422
Other comprehensive income (loss)	(1,186)	1,965	321

Balance, end of period	2,522	3,708	1,743

Total stockholders’ equity	$80,083	$89,784	$78,944

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

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates include: loss contingencies; product warranties; the fair value of, and/or potential impairment of goodwill and intangibles assets, for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; allowances for product returns; the market value of our inventory; and stock-based compensation forfeiture rates. Examples of assumptions include: the elements comprising a software arrangement, including the distinction between upgrades or enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized in our consolidated financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

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

PART II

Item 8

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

Certain volume licensing arrangements include a perpetual license for current products combined with rights to receive unspecified future versions of software products, which we have determined are additional software products and are therefore accounted for as subscriptions, with billings recorded as unearned revenue and recognized as revenue ratably over the coverage period. Arrangements that include term-based licenses for current products with the right to use unspecified future versions of the software during the coverage period, are also accounted for as subscriptions, with revenue recognized ratably over the coverage period.

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

Revenue related to phones, Surface devices, Xbox consoles, games published by us, and other hardware components is generally recognized when ownership is transferred to the resellers or to end customers when selling directly through Microsoft retail stores and online marketplaces. A portion of revenue may be deferred when these products are combined with software elements, and/or services. Revenue related to licensing for games published by third parties for use on the Xbox consoles is recognized when games are manufactured by the game publishers.

Display advertising revenue is recognized as advertisements are displayed. Search advertising revenue is recognized when the ad appears in the search results or when the action necessary to earn the revenue has been

PART II

Item 8

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

Cost of Revenue

Cost of revenue includes: manufacturing and distribution costs for products sold and programs licensed; operating costs related to product support service centers and product distribution centers; costs incurred to include software on PCs sold by OEMs, to drive traffic to our websites, and to acquire online advertising space; costs incurred to support and maintain Internet-based products and services, including datacenter costs and royalties; warranty costs; inventory valuation adjustments; costs associated with the delivery of consulting services; and the amortization of capitalized software development costs. Capitalized software development costs are amortized over the estimated lives of the products.

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

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.9 billion, $2.3 billion, and $2.6 billion in fiscal years 2015, 2014, and 2013, respectively.

Stock-Based Compensation

We measure stock-based compensation cost at the grant date based on the fair value of the award and recognize it as expense, net of estimated forfeitures, over the vesting or service period, as applicable, of the stock award (generally four to five years) using the straight-line method.

PART II

Item 8

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

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, common and preferred stock, mortgage- and asset-backed securities, U.S. government and agency securities, and foreign government bonds. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

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

PART II

Item 8

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

For derivative instruments that are not designated as hedges, gains (losses) from changes in fair values are primarily recognized in other income (expense), net. Other than those derivatives entered into for investment

PART II

Item 8

purposes, such as commodity contracts, the gains (losses) are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities, which are recorded as a component of OCI until the securities are sold or other-than-temporarily impaired, at which time the amounts are reclassified from accumulated other comprehensive income (“AOCI”) into other income (expense), net.

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2015	2014	2013

Balance, beginning of period	$301	$336	$389
Charged to costs and other	77	16	4
Write-offs	(43)	(51)	(57)

Balance, end of period	$335	$301	$336

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

Property and Equipment

Property and equipment is stated at cost and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three to seven years; computer equipment, two to three years; buildings and improvements, five to 15 years; leasehold improvements, three to 20 years; and furniture and equipment, one to 10 years. Land is not depreciated.

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

PART II

Item 8

Recent Accounting Guidance Not Yet Adopted

In May 2014, as part of its ongoing efforts to assist in the convergence of U.S. GAAP and International Financial Reporting Standards, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2018, and adoption as of the original effective date of July 1, 2017 is permitted. We anticipate this standard will have a material impact on our consolidated financial statements, and we are currently evaluating its impact.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)

Year Ended June 30,	2015	2014	2013

Net income available for common shareholders (A)	$12,193	$22,074	$21,863
Weighted average outstanding shares of common stock (B)	8,177	8,299	8,375
Dilutive effect of stock-based awards	77	100	95

Common stock and common stock equivalents (C)	8,254	8,399	8,470

Earnings Per Share

Basic (A/B)	$1.49	$2.66	$2.61
Diluted (A/C)	$1.48	$2.63	$2.58

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2015	2014	2013

Dividends and interest income	$766	$883	$677
Interest expense	(781)	(597)	(429)
Net recognized gains on investments	716	437	116
Net losses on derivatives	(423)	(328)	(196)
Net gains (losses) on foreign currency remeasurements	335	(165)	(74)
Other	(267)	(169)	194

Total	$346	$61	$288

PART II

Item 8

Following are details of net recognized gains on investments during the periods reported:

(In millions)

Year Ended June 30,	2015	2014	2013

Other-than-temporary impairments of investments	$(183)	$(106)	$(208)
Realized gains from sales of available-for-sale securities	1,176	776	489
Realized losses from sales of available-for-sale securities	(277)	(233)	(165)

Total	$716	$437	$116

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, but excluding held-to-maturity investments, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2015

Cash	$3,679	$0	$0	$3,679	$3,679	$0	$0
Mutual funds	1,100	0	0	1,100	1,100	0	0
Commercial paper	1	0	0	1	1	0	0
Certificates of deposit	906	0	0	906	776	130	0
U.S. government and agency securities	72,843	76	(30)	72,889	39	72,850	0
Foreign government bonds	5,477	3	(24)	5,456	0	5,456	0
Mortgage- and asset-backed securities	4,899	23	(6)	4,916	0	4,916	0
Corporate notes and bonds	7,192	97	(37)	7,252	0	7,252	0
Municipal securities	285	35	(1)	319	0	319	0
Common and preferred stock	6,668	4,986	(215)	11,439	0	0	11,439
Other investments	597	0	0	597	0	8	589

Total	$103,647	$5,220	$(313)	$108,554	$5,595	$90,931	$12,028

PART II

Item 8

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2014

Cash	$4,980	$0	$0	$4,980	$4,980	$0	$0
Mutual funds	590	0	0	590	590	0	0
Commercial paper	189	0	0	189	89	100	0
Certificates of deposit	1,197	0	0	1,197	865	332	0
U.S. government and agency securities	66,952	103	(29)	67,026	109	66,917	0
Foreign government bonds	3,328	17	(10)	3,335	2,027	1,308	0
Mortgage- and asset-backed securities	991	30	(2)	1,019	0	1,019	0
Corporate notes and bonds	6,845	191	(9)	7,027	9	7,018	0
Municipal securities	287	45	0	332	0	332	0
Common and preferred stock	6,785	5,207	(81)	11,911	0	0	11,911
Other investments	1,164	0	0	1,164	0	14	1,150

Total	$93,308	$5,593	$(131)	$98,770	$8,669	$77,040	$13,061

In addition to the investments in the table above, we also own corporate notes that are classified as held-to-maturity investments, which are included in equity and other investments on the balance sheet. These corporate notes are due October 31, 2023 and are measured at fair value on a nonrecurring basis. As of June 30, 2015, the amortized cost and recorded basis of these corporate notes were both $25 million with an estimated fair value that approximates the carrying value. As of June 30, 2014, the amortized cost, recorded basis, and estimated fair value of these corporate notes was $1.5 billion, $1.5 billion, and $1.7 billion, respectively, while their associated gross unrealized holding gains were $164 million.

As of June 30, 2015 and 2014, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $561 million and $520 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

We lend certain fixed-income and equity securities to increase investment returns. These transactions are accounted for as secured borrowings and the loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. As of June 30, 2015, collateral received under these agreements totaled $92 million which is comprised of $79 million of certificates of deposit and $13 million of U.S. government and agency securities. The contractual maturities of these agreements are primarily on a continuous and overnight basis.

PART II

Item 8

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2015

U.S. government and agency securities	$6,636	$(9)	$421	$(21)	$7,057	$(30)
Foreign government bonds	4,611	(12)	18	(12)	4,629	(24)
Mortgage- and asset-backed securities	3,171	$(5)	28	(1)	3,199	(6)
Corporate notes and bonds	2,946	(29)	104	(8)	3,050	(37)
Municipal securities	36	(1)	0	0	36	(1)
Common and preferred stock	1,389	(180)	148	(35)	1,537	(215)

Total	$18,789	$(236)	$719	$(77)	$19,508	$(313)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2014

U.S. government and agency securities	$4,161	$(29)	$850	$0	$5,011	$(29)
Foreign government bonds	566	(4)	21	(6)	587	(10)
Mortgage- and asset-backed securities	120	0	61	(2)	181	(2)
Corporate notes and bonds	1,154	(8)	34	(1)	1,188	(9)
Common and preferred stock	463	(48)	257	(33)	720	(81)

Total	$6,464	$(89)	$1,223	$(42)	$7,687	$(131)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of June 30, 2015.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

June 30, 2015

Due in one year or less	$53,616	$53,645
Due after one year through five years	33,260	33,336
Due after five years through 10 years	3,180	3,161
Due after 10 years	1,547	1,597

Total	$91,603	$91,739

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

PART II

Item 8

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar. As of June 30, 2015 and June 30, 2014, the total notional amounts of these foreign exchange contracts sold were $9.8 billion and $4.9 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of June 30, 2015 and June 30, 2014, the total notional amounts of these foreign exchange contracts sold were $5.3 billion and $3.1 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of June 30, 2015, the total notional amounts of these foreign exchange contracts purchased and sold were $9.7 billion and $11.0 billion, respectively. As of June 30, 2014, the total notional amounts of these foreign exchange contracts purchased and sold were $6.2 billion and $8.5 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of June 30, 2015, the total notional amounts of equity contracts purchased and sold for managing market price risk were $2.2 billion and $2.6 billion, respectively, of which $1.1 billion and $1.4 billion, respectively, were designated as hedging instruments. As of June 30, 2014, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.9 billion and $1.9 billion, respectively, of which $362 million and $420 million, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of June 30, 2015, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.0 billion and $3.2 billion, respectively. As of June 30, 2014, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.7 billion and $936 million, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of June 30, 2015 and 2014, the total notional derivative amounts of mortgage contracts purchased were $812 million and $1.1 billion, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of June 30, 2015, the total notional amounts of credit contracts purchased and sold were $618 million and $430 million, respectively. As of June 30, 2014, the total notional amounts of credit contracts purchased and sold were $550 million and $440 million, respectively.

PART II

Item 8

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of June 30, 2015, the total notional amounts of commodity contracts purchased and sold were $882 million and $316 million, respectively. As of June 30, 2014, the total notional amounts of commodity contracts purchased and sold were $1.4 billion and $408 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2015, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

	June 30, 2015				June 30, 2014
	Assets			Liabilities	Assets			Liabilities
(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$17	$167	$0	$(79)	$10	$39	$0	$(97)
Equity contracts	148	0	0	(18)	177	0	0	(21)
Interest rate contracts	7	0	0	(12)	17	0	0	(12)
Credit contracts	16	0	0	(9)	24	0	0	(13)
Commodity contracts	0	0	0	0	15	0	0	(1)

Total	$188	$167	$0	$(118)	$243	$39	$0	$(144)

Designated Hedge Derivatives

Foreign exchange contracts	$56	$552	$0	$(31)	$1	$70	$0	$(15)
Equity contracts	0	0	25	(69)	0	0	7	(125)

Total	$56	$552	$25	$(100)	$1	$70	$7	$(140)

Total gross amounts of derivatives	$244	$719	$25	$(218)	$244	$109	$7	$(284)

Gross derivatives either offset or subject to an enforceable master netting agreement	$126	$719	$25	$(218)	$99	$109	$7	$(284)
Gross amounts of derivatives offset in the balance sheet	(66)	(71)	(25)	161	(77)	(71)	(7)	155

Net amounts presented in the balance sheet	60	648	0	(57)	22	38	0	(129)
Gross amounts of derivatives not offset in the balance sheet	0	0	0	0	0	0	0	0
Cash collateral received	0	0	0	(456)	0	0	0	0

Net amount	$60	$648	$0	$(513)	$22	$38	$0	$(129)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART II

Item 8

Fair Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Year Ended June 30,	2015	2014	2013

Foreign Exchange Contracts

Derivatives	$741	$(14)	$70
Hedged items	$(725)	6	(69)

Total amount of ineffectiveness	$16	$(8)	$1

Equity Contracts

Derivatives	$(107)	$(110)	$0
Hedged items	107	110	0

Total amount of ineffectiveness	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$0	$(9)	$0

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges (our only cash flow hedges during the periods presented):

(In millions)

Year Ended June 30,	2015	2014	2013

Effective Portion

Gains recognized in OCI (net of tax effects of $35, $2 and $54)	$1,152	$63	$101
Gains reclassified from AOCI into revenue	$608	$104	$195

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	$(346)	$(239)	$(168)

We estimate that $492 million of net derivative gains included in AOCI at June 30, 2015 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2015.

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

(In millions)

Year Ended June 30,	2015	2014	2013

Foreign exchange contracts	$(483)	$(78)	$18
Equity contracts	(19)	(64)	16
Interest-rate contracts	23	24	(11)
Credit contracts	(1)	13	(3)
Commodity contracts	(223)	71	(42)

Total	$(703)	$(34)	$(22)

PART II

Item 8

NOTE 6 — FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2015

Assets

Mutual funds	$1,100	$0	$0	$1,100	$0	$1,100
Commercial paper	0	1	0	1	0	1
Certificates of deposit	0	906	0	906	0	906
U.S. government and agency securities	71,930	955	0	72,885	0	72,885
Foreign government bonds	131	5,299	0	5,430	0	5,430
Mortgage- and asset-backed securities	0	4,917	0	4,917	0	4,917
Corporate notes and bonds	0	7,108	1	7,109	0	7,109
Municipal securities	0	319	0	319	0	319
Common and preferred stock	8,585	2,277	14	10,876	0	10,876
Derivatives	4	979	5	988	(162)	826

Total	$81,750	$22,761	$20	$104,531	$(162)	$104,369

Liabilities

Derivatives and other	$5	$159	$54	$218	$(161)	$57

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2014

Assets

Mutual funds	$590	$0	$0	$590	$0	$590
Commercial paper	0	189	0	189	0	189
Certificates of deposit	0	1,197	0	1,197	0	1,197
U.S. government and agency securities	66,288	745	0	67,033	0	67,033
Foreign government bonds	139	3,210	0	3,349	0	3,349
Mortgage- and asset-backed securities	0	1,015	0	1,015	0	1,015
Corporate notes and bonds	0	6,863	0	6,863	0	6,863
Municipal securities	0	332	0	332	0	332
Common and preferred stock	9,552	1,825	14	11,391	0	11,391
Derivatives	5	348	7	360	(155)	205

Total	$76,574	$15,724	$21	$92,319	$(155)	$92,164

Liabilities

Derivatives and other	$5	$153	$126	$284	$(155)	$129

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

(In millions)

June 30,	2015	2014

Net fair value of assets measured at fair value on a recurring basis	$104,369	$92,164
Cash	3,679	4,980
Common and preferred stock measured at fair value on a nonrecurring basis	561	520
Other investments measured at fair value on a nonrecurring basis	589	1,150
Less derivative net assets classified as other current assets	(648)	(38)
Other	4	(6)

Recorded basis of investment components	$108,554	$98,770

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2015 and 2014, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2015	2014

Raw materials	$1,100	$944
Work in process	202	266
Finished goods	1,600	1,450

Total	$2,902	$2,660

NOTE 8 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2015	2014

Land	$769	$541
Buildings and improvements	10,800	8,867
Leasehold improvements	3,577	3,560
Computer equipment and software	13,612	11,430
Furniture and equipment	3,579	3,406

Total, at cost	32,337	27,804
Accumulated depreciation	(17,606)	(14,793)

Total, net	$14,731	$13,011

During fiscal years 2015, 2014, and 2013, depreciation expense was $4.1 billion, $3.4 billion, and $2.6 billion, respectively.

PART II

Item 8

NOTE 9 — BUSINESS COMBINATIONS

Mojang Synergies AB

On November 6, 2014, we acquired Mojang Synergies AB (“Mojang”), the Swedish video game developer of the Minecraft gaming franchise, for $2.5 billion in cash, net of cash acquired. The addition of Minecraft and its community enhances our gaming portfolio across Windows, Xbox, and other ecosystems besides our own. Our purchase price allocation is preliminary and subject to revision as more detailed analyses are completed and additional information about fair value of assets and liabilities becomes available, including additional information relating to tax matters and finalization of our valuation of identified intangible assets.

The significant classes of assets and liabilities to which we preliminarily allocated the purchase price were goodwill of $1.8 billion and identifiable intangible assets of $928 million, primarily marketing-related (trade names). The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth, and is not expected to be deductible for tax purposes. We assigned the goodwill to our Devices and Consumer (“D&C”) Other segment. Identifiable intangible assets were assigned a total weighted-average amortization period of 6.3 years. Mojang has been included in our consolidated results of operations since the acquisition date.

Nokia’s Devices and Services Business

On April 25, 2014, we acquired substantially all of Nokia Corporation’s (“Nokia”) Devices and Services business (“NDS”) for a total purchase price of $9.4 billion, including cash acquired of $1.5 billion (the “Acquisition”). The purchase price consisted primarily of cash of $7.1 billion and Nokia’s repurchase of convertible notes of $2.1 billion, which was a non-cash transaction, and liabilities assumed of $0.2 billion. The Acquisition was expected to accelerate the growth of our D&C business through faster innovation, synergies, and unified branding and marketing.

The allocation of the purchase price to goodwill was completed as of March 31, 2015. The major classes of assets and liabilities to which we have allocated the purchase price were as follows:

(In millions)

Cash	$1,506
Accounts receivable (a)	754
Inventories	544
Other current assets	936
Property and equipment	981
Intangible assets	4,509
Goodwill (b)	5,456
Other	221
Current liabilities	(4,575)
Long-term liabilities	(890)

Total purchase price	$9,442

(a)	Gross accounts receivable was $901 million, of which $147 million was expected to be uncollectible.
(b)	Goodwill was assigned to our Phone Hardware segment. The goodwill was primarily attributed to increased synergies that were expected to be achieved from the integration of NDS.

PART II

Item 8

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions)	Amount	Weighted Average Life

Technology-based	$2,493	9 years
Contract-based	1,500	9 years
Customer-related	359	3 years
Marketing-related (trade names)	157	2 years

Fair value of intangible assets acquired	$4,509	8 years

During the fourth quarter of fiscal year 2015, we recorded $7.5 billion of goodwill and asset impairment charges related to our Phone Hardware business. These costs are included in impairment, integration, and restructuring expenses in our consolidated income statement. See Note 10 – Goodwill and Note 11 – Intangible Assets for additional details.

Our consolidated income statement for fiscal year 2014 included revenue and operating loss of $2.0 billion and $692 million, respectively, attributable to NDS since the Acquisition.

Following are the supplemental consolidated results of Microsoft Corporation on an unaudited pro forma basis, as if the Acquisition had been consummated on July 1, 2012:

(In millions, except per share amounts)

Year Ended June 30,	2014	2013

Revenue	$96,248	$93,243
Net income	$20,234	$20,153
Diluted earnings per share	$2.41	$2.38

These pro forma results were based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods. The pro forma results include adjustments primarily related to purchase accounting adjustments and the elimination of related party transactions between Microsoft and NDS. Acquisition costs and other nonrecurring charges incurred are included in the earliest period presented.

During the fourth quarter of fiscal year 2014, we incurred $21 million of acquisition costs associated with the purchase of NDS. Acquisition costs are primarily comprised of transaction fees and direct acquisition costs, including legal, finance, consulting, and other professional fees. These costs are included in impairment, integration, and restructuring expenses on our consolidated income statement for fiscal year 2014.

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

Yammer

On July 18, 2012, we acquired Yammer, Inc. (“Yammer”), a leading provider of enterprise social networks, for $1.1 billion in cash. Yammer added an enterprise social networking service to Microsoft’s portfolio of complementary cloud-based services. The major classes of assets to which we allocated the purchase price were goodwill of $937 million and identifiable intangible assets of $178 million. We assigned the goodwill to Commercial Other under our current segment structure. Yammer was consolidated into our results of operations starting on the acquisition date.

PART II

Item 8

Other

During fiscal year 2015, we completed 15 additional acquisitions for total cash consideration of $892 million. These entities have been included in our consolidated results of operations since their respective acquisition dates.

Pro forma results of operations for Mojang and our other acquisitions during the current period have not been presented because the effects of these business combinations, individually and in aggregate, were not material to our consolidated results of operations.

NOTE 10 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)		June 30, 2013	Acquisitions		Other	June 30, 2014	Acquisitions	Other	June 30, 2015

Devices and Consumer	Licensing	$866	$0		$2	$868	$4	$0	$872

	Hardware:
	Computing and Gaming Hardware	1,689	0		9	1,698	13	(36)	1,675
	Phone Hardware	0	5,458	(a)	(104)	5,354	0	(5,238)	116

	Total Devices and Consumer Hardware	1,689	5,458		(95)	7,052	13	(5,274)	1,791
	Other	738	0		0	738	1,772	(195)	2,315

	Total Devices and Consumer	3,293	5,458		(93)	8,658	1,789	(5,469)	4,978

Commercial	Licensing	10,051	2		5	10,058	77	(170)	9,965
	Other	1,311	105		(5)	1,411	589	(4)	1,996

	Total Commercial	11,362	107		0	11,469	666	(174)	11,961

Total goodwill		$14,655	$5,565		$(93)	$20,127	$2,455	$(5,643)	$16,939

(a)	Goodwill acquired during fiscal year 2014 related to the acquisition of NDS. See Note 9 – Business Combinations for additional details.

The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill retroactive to the periods in which the acquisitions occurred.

Any change in the goodwill amounts resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the above table. Also included in “Other” are business dispositions and transfers between business segments due to reorganizations, as applicable. For fiscal year 2015, a $5.1 billion goodwill impairment charge was included in “Other,” as discussed further below. This goodwill impairment charge was included in impairment, integration, and restructuring expenses in our consolidated income statement, and reflected in Corporate and Other in our table of operating income (loss) by segment group in Note 22 – Segment Information and Geographic Data.

Our accumulated goodwill impairment as of June 30, 2015 and 2014 was $11.3 billion and $6.2 billion, respectively.

PART II

Item 8

Goodwill Impairment

We test goodwill for impairment annually on May 1 at the reporting unit level, primarily using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital. We believe use of a discounted cash flow approach is the most reliable indicator of the fair values of the businesses.

Upon completion of the annual testing as of May 1, 2015, Phone Hardware goodwill was determined to be impaired. In the second half of fiscal year 2015, Phone Hardware did not meet its sales volume and revenue goals, and the mix of units sold had lower margins than planned. These results, along with changes in the competitive marketplace and an evaluation of business priorities, led to a shift in strategic direction and reduced future revenue and profitability expectations for the business. As a result of these changes in strategy and expectations, we have forecasted reductions in unit volume growth rates and lower future cash flows used to estimate the fair value of the Phone Hardware reporting unit, which resulted in the determination that an impairment adjustment was required.

Because our annual test indicated that Phone Hardware’s carrying value exceeded its estimated fair value, a second phase of the goodwill impairment test (“Step 2”) was performed specific to Phone Hardware. Under Step 2, the fair value of all Phone Hardware assets and liabilities were estimated, including tangible assets, existing technology, patent agreements, and contractual arrangements, for the purpose of deriving an estimate of the implied fair value of goodwill. The implied fair value of the goodwill was then compared to the recorded goodwill to determine the amount of the impairment. Assumptions used in measuring the value of these assets and liabilities included the discount rates and royalty rates used in valuing the intangible assets, and consideration of the market environment in valuing the tangible assets.

No other instances of impairment were identified in our May 1, 2015 test. No impairment of goodwill was identified as of May 1, 2014.

NOTE 11 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

Year Ended June 30,			2015			2014

Technology-based (a)	$6,187	$(3,410)	$2,777	$6,440	$(2,615)	$3,825
Marketing-related	1,974	(540)	1,434	1,518	(324)	1,194
Contract-based	1,344	(862)	482	2,266	(716)	1,550
Customer-related	632	(490)	142	732	(320)	412

Total	$10,137	$(5,302)	$4,835	$10,956	$(3,975)	$6,981

(a)	Technology-based intangible assets included $116 million and $98 million as of June 30, 2015 and 2014, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

We estimate that we have no significant residual value related to our intangible assets. During fiscal year 2015, we recorded impairment charges of $2.2 billion related to our Phone Hardware intangible assets. In the fourth quarter of fiscal year 2015, we tested the intangible assets for recoverability due to changes in facts and circumstances associated with the shift in strategic direction and reduced profitability expectations for Phone Hardware. Based on the results of our testing, we determined that the carrying value of the intangible assets was not recoverable, and an impairment charge was recorded to the extent that estimated fair value exceeded carrying value. We primarily used a relief from royalty income approach to determine the fair value of the intangible assets and determine the amount of impairment. These intangible assets impairment charges were included in impairment, integration, and restructuring expenses in our consolidated income statement, and reflected in Corporate and Other in our table of operating income (loss) by segment group in Note 22 – Segment Information and Geographic Data. No material impairments of intangible assets were identified during fiscal year 2014.

PART II

Item 8

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2015		2014

Technology-based	$874	5 years	$2,841	9 years
Marketing-related	543	8 years	174	2 years
Contract-based	0		1,500	9 years
Customer-related	37	4 years	363	3 years

Total	$1,454	6 years	$4,878	8 years

The table above includes $4.5 billion related to the acquisition of NDS during fiscal year 2014, of which $2.2 billion was impaired in fiscal year 2015. See Note 9 – Business Combination for additional details.

Intangible assets amortization expense was $1.3 billion, $845 million, and $739 million for fiscal years 2015, 2014, and 2013, respectively. Amortization of capitalized software was $79 million, $200 million, and $210 million for fiscal years 2015, 2014, and 2013, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at June 30, 2015:

(In millions)

Year Ending June 30,

2016	$910
2017	755
2018	670
2019	554
2020	495
Thereafter	1,451

Total	$4,835

NOTE 12 — DEBT

Short-term Debt

As of June 30, 2015, we had $5.0 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.11% and maturities ranging from 8 days to 63 days. As of June 30, 2014, we had $2.0 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.12% and maturities ranging from 86 to 91 days. The estimated fair value of this commercial paper approximates its carrying value.

We have two $5.0 billion credit facilities that expire on November 4, 2015 and November 14, 2018, respectively. These credit facilities serve as a back-up for our commercial paper program. As of June 30, 2015, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of June 30, 2015, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $30.3 billion and $30.5 billion, respectively. This is compared to a carrying value and estimated fair value of our long-term debt of $20.6 billion and $21.5 billion, respectively, as of June 30, 2014. These estimated fair values are based on Level 2 inputs.

PART II

Item 8

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of June 30, 2015 and 2014:

Due Date	Face Value June 30, 2015	Face Value June 30, 2014	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

September 25, 2015	$1,750	$1,750	1.625%	1.795%
February 8, 2016	750	750	2.500%	2.642%
November 15, 2017	600	600	0.875%	1.084%
May 1, 2018	450	450	1.000%	1.106%
December 6, 2018	1,250	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
February 12, 2020 (a)	1,500	0	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
February 8, 2021	500	500	4.000%	4.082%
December 6, 2021 (b)	1,950	2,396	2.125%	2.233%
February 12, 2022 (a)	1,500	0	2.375%	2.466%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 12, 2025 (a)	2,250	0	2.700%	2.772%
December 6, 2028 (b)	1,950	2,396	3.125%	3.218%
May 2, 2033 (b)	613	753	2.625%	2.690%
February 12, 2035 (a)	1,500	0	3.500%	3.604%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045 (a)	1,750	0	3.750%	3.800%
February 12, 2055 (a)	2,250	0	4.000%	4.063%

Total	$30,463	$20,745

(a)	In February 2015, we issued $10.8 billion of debt securities.
(b)	Euro-denominated debt securities.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. Cash paid for interest on our debt for fiscal years 2015, 2014, and 2013 was $620 million, $509 million, and $371 million, respectively. As of June 30, 2015 and 2014, the aggregate unamortized discount for our long-term debt, including the current portion, was $156 million and $100 million, respectively.

PART II

Item 8

Debt Service

Maturities of our long-term debt for each of the next five years and thereafter are as follows:

(In millions)

Year Ending June 30,

2016	$2,500
2017	0
2018	1,050
2019	2.250
2020	1,500
Thereafter	23,163

Total	$30,463

NOTE 13 — INCOME TAXES

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2015	2014	2013

Current Taxes

U.S. federal	$3,661	$3,738	$3,131
U.S. state and local	364	266	332
Foreign	2,065	2,073	1,745

Current taxes	6,090	6,077	5,208

Deferred Taxes

Deferred taxes	224	(331)	(19)

Provision for income taxes	$6,314	$5,746	$5,189

U.S. and foreign components of income before income taxes were as follows:

(In millions)

Year Ended June 30,	2015	2014	2013

U.S.	$7,363	$7,127	$6,674
Foreign	11,144	20,693	20,378

Income before income taxes	$18,507	$27,820	$27,052

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2015	2014	2013

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(20.9)%	(17.1)%	(17.5)%
Phone Hardware nondeductible charges and valuation allowance	19.1%	0.9%	0%
Domestic production activities deduction	(2.4)%	(1.0)%	(1.2)%
Other reconciling items, net	3.3%	2.9%	2.9%

Effective rate	34.1%	20.7%	19.2%

PART II

Item 8

The reduction from the federal statutory rate is primarily due to foreign earnings taxed at lower rates resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico. In fiscal year 2015, this reduction was mostly offset by losses in foreign jurisdictions for which we may not realize a tax benefit, primarily as a result of impairment and restructuring charges. Excluding these losses, our foreign earnings, which are taxed at rates lower than the U.S. rate and are generated from our regional operating centers, were 73%, 81%, and 79% of our foreign income before tax in fiscal years 2015, 2014, and 2013, respectively. In general, other reconciling items consist of interest, U.S. state income taxes, and credits. In fiscal years 2015, 2014, and 2013, there were no individually significant other reconciling items.

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2015	2014

Deferred Income Tax Assets

Stock-based compensation expense	$884	$903
Other expense items	1,531	1,112
Restructuring charges	211	0
Unearned revenue	520	520
Impaired investments	257	272
Loss carryforwards	1,158	922
Depreciation and amortization	798	0
Other revenue items	56	64

Deferred income tax assets	5,415	3,793
Less valuation allowance	(2,265)	(903)

Deferred income tax assets, net of valuation allowance	$3,150	$2,890

Deferred Income Tax Liabilities

Foreign earnings	$(1,280)	$(1,140)
Unrealized gain on investments and debt	(2,223)	(1,974)
Depreciation and amortization	(685)	(470)
Other	(29)	(87)

Deferred income tax liabilities	(4,217)	(3,671)

Net deferred income tax assets (liabilities)	$(1,067)	$(781)

Reported As

Current deferred income tax assets	$1,915	$1,941
Other current liabilities	(211)	(125)
Other long-term assets	64	131
Long-term deferred income tax liabilities	(2,835)	(2,728)

Net deferred income tax assets (liabilities)	$(1,067)	$(781)

As of June 30, 2015, we had net operating loss carryforwards of $4.6 billion, including $1.8 billion of foreign net operating loss carryforwards acquired through our acquisition of Skype, and $545 million through our acquisition of NDS. The valuation allowance disclosed in the table above relates to the foreign net operating loss carryforwards and other future deductible net deferred tax assets that may not be realized.

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

As of June 30, 2015, we have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $108.3 billion resulting from earnings for certain non-U.S. subsidiaries which are

PART II

Item 8

permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was approximately $34.5 billion at June 30, 2015.

Income taxes paid were $4.4 billion, $5.5 billion, and $3.9 billion in fiscal years 2015, 2014, and 2013, respectively.

Uncertain Tax Positions

Unrecognized tax benefits as of June 30, 2015, 2014, and 2013, were $9.6 billion, $8.7 billion, and $8.6 billion, respectively. If recognized, these tax benefits would affect our effective tax rates for fiscal years 2015, 2014, and 2013, by $7.9 billion, $7.0 billion, and $6.5 billion, respectively.

As of June 30, 2015, 2014, and 2013, we had accrued interest expense related to uncertain tax positions of $1.7 billion, $1.5 billion, and $1.3 billion, respectively, net of federal income tax benefits. Interest expense on unrecognized tax benefits was $237 million, $235 million, and $400 million in fiscal years 2015, 2014, and 2013, respectively, and was included in income tax expense.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

(In millions)

Year Ended June 30,	2015	2014	2013

Balance, beginning of year	$8,714	$8,648	$7,202
Decreases related to settlements	(50)	(583)	(30)
Increases for tax positions related to the current year	1,091	566	612
Increases for tax positions related to prior years	94	217	931
Decreases for tax positions related to prior years	(144)	(95)	(65)
Decreases due to lapsed statutes of limitations	(106)	(39)	(2)

Balance, end of year	$9,599	$8,714	$8,648

During the third quarter of fiscal year 2011, we reached a settlement of a portion of an I.R.S. audit of tax years 2004 to 2006, which reduced our income tax expense by $461 million. While we settled a portion of the I.R.S. audit, we remain under audit for these years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report and reopened the audit phase of the examination. As of June 30, 2015, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2015.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2015, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

NOTE 14 — RESTRUCTURING CHARGES

Phone Hardware Integration

In July 2014, we announced a restructuring plan to simplify our organization and align NDS with our company’s overall strategy (the “Phone Hardware Integration Plan”). Pursuant to the Phone Hardware Integration Plan, we eliminated approximately 19,000 positions in fiscal year 2015, including approximately 13,000 professional and factory positions related to the NDS business. The actions associated with the Phone Hardware Integration Plan were completed as of June 30, 2015.

PART II

Item 8

In connection with the Phone Hardware Integration Plan, we incurred restructuring charges of $1.3 billion during fiscal year 2015, including severance expenses and other reorganization costs, primarily associated with our facilities consolidation and write-downs of certain assets.

Phone Hardware Restructuring

In June 2015, management approved a plan to restructure our Phone Hardware business to better focus and align resources (the “Phone Hardware Restructuring Plan”), under which we will eliminate up to 7,800 positions in fiscal year 2016. In connection with the Phone Hardware Restructuring Plan, we recorded restructuring charges of $780 million during fiscal year 2015, including severance expenses and other reorganization costs, primarily related to contractual obligations. The actions associated with the Phone Hardware Restructuring Plan are expected to be completed as of June 30, 2016.

Restructuring charges associated with each plan were included in impairment, integration, and restructuring expenses in our consolidated income statement, and reflected in Corporate and Other in our table of operating income (loss) by segment group in Note 22 — Segment Information and Geographic Data.

Changes in the restructuring liability were as follows:

(In millions)	Severance	Asset Impairments and Other (a)	Total

Restructuring liability as of June 30, 2014	$0	$0	$0
Restructuring charges	1,308	770	2,078
Cash paid	(701)	(134)	(835)
Other	(19)	(387)	(406)

Restructuring liability as of June 30, 2015	$588	$249	$837

(a)

“Asset Impairments and Other” primarily reflects activities associated with the consolidation of our facilities and manufacturing operations, including asset write-downs of $372 million during fiscal year 2015, as well as contract termination costs.

NOTE 15 — UNEARNED REVENUE

Unearned revenue by segment was as follows, with segments with significant balances shown separately:

(In millions)

June 30,	2015	2014

Commercial Licensing	$17,672	$19,099
Commercial Other	5,641	3,934
Rest of the segments	2,005	2,125

Total	$25,318	$25,158

NOTE 16 — OTHER LONG-TERM LIABILITIES

(In millions)

June 30,	2015	2014

Tax contingencies and other tax liabilities	$12,290	$10,510
Other	1,254	1,084

Total	$13,544	$11,594

PART II

Item 8

NOTE 17 — COMMITMENTS AND GUARANTEES

Construction and Operating Leases

We have committed $681 million for constructing new buildings, building improvements, and leasehold improvements as of June 30, 2015.

We have operating leases for most U.S. and international sales and support offices, research and development facilities, manufacturing facilities, retail stores, and certain equipment. Rental expense for facilities operating leases was $989 million, $874 million, and $711 million, in fiscal years 2015, 2014, and 2013, respectively. Future minimum rental commitments under non-cancellable facilities operating leases in place as of June 30, 2015 are as follows:

(In millions)

Year Ending June 30,

2016	$863
2017	803
2018	735
2019	611
2020	524
Thereafter	1,617

Total	$5,153

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

NOTE 18 — CONTINGENCIES

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

International Trade Commission

In 2012, the ITC issued a limited exclusion order against Motorola on one Microsoft patent, which was affirmed on appeal. In 2013, Microsoft filed an action in U.S. District Court in Washington, D.C. seeking an order to compel enforcement of the ITC’s 2012 import ban against infringing Motorola products by the Bureau of Customs and Border Protection (“CBP”), after learning that CBP had failed to fully enforce the order.

In 2010, Motorola filed an action against Microsoft with the ITC alleging infringement of five Motorola patents by Xbox consoles and accessories and seeking an exclusion order to prohibit importation of the allegedly infringing

PART II

Item 8

Xbox products. At Motorola’s request, the ITC terminated its investigation of four Motorola patents. In 2013, the ITC affirmed there was no violation of the remaining Motorola patent. Motorola appealed the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit.

U.S. District Court

The Seattle District Court case filed in October 2010 by Microsoft as a companion to Microsoft’s ITC case against Motorola was stayed pending the outcome of the ITC case.

In November 2010, Microsoft sued Motorola for breach of contract in U.S. District Court in Seattle, alleging that Motorola breached its commitments to standards-setting organizations to license to Microsoft certain patents on reasonable and non-discriminatory (“RAND”) terms and conditions. Motorola has declared these patents essential to the implementation of the H.264 video standard and the 802.11 Wi-Fi standard. In the Motorola ITC case described above and in suits described below, Motorola or a Motorola affiliate subsequently sued Microsoft on those patents in U.S. District Courts, in the ITC, and in Germany. In 2012, the Seattle District Court granted a partial summary judgment in favor of Microsoft ruling that (1) Motorola had committed to standards organizations to license its declared-essential patents on RAND terms and conditions; and (2) Microsoft is a third-party beneficiary of those commitments. After trial, the Seattle District Court set per unit royalties for Motorola’s H.264 and 802.11 patents, which resulted in an immaterial Microsoft liability. In 2013, following trial of Microsoft’s breach of contract claim, a jury awarded $14.5 million in damages to Microsoft. Motorola appealed with respect to both the Court’s determination of royalties due Motorola and the jury’s award of damages against Motorola; in July 2015 the U.S. Court of Appeals for the Ninth Circuit affirmed the trial court’s judgment in all respects.

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

Germany

In 2011, Motorola filed patent infringement actions in Germany against Microsoft and several Microsoft subsidiaries.

•

Motorola asserts two patents (both now expired) are essential to implementation of the H.264 video standard, and Motorola alleges that H.264 capable products including Xbox 360, Windows 7, Media Player, and Internet Explorer infringe those patents. In 2012, the court issued an injunction relating to all H.264 capable Microsoft products in Germany, which Microsoft appealed. Orders in the litigation pending in Seattle, Washington described above enjoin Motorola from enforcing the German injunction.

•

Motorola asserts that one patent covers certain syncing functionality in the ActiveSync protocol employed by Windows Phone 7, Outlook Mobile, Hotmail Mobile, Exchange Online, Exchange Server, and Hotmail Server. In 2013, the court stayed the case pending the outcome of parallel proceedings in which Microsoft is seeking to invalidate the patent. In 2013, the Federal Patent Court invalidated the originally issued patent claims, but ruled that certain new amended claims were patentable. Both Motorola and Microsoft appealed. In June 2014, the court reopened infringement proceedings, which are currently stayed.

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

IPCom patent litigation

IPCom GmbH & Co. (“IPCom”) is a German company that holds a large portfolio of mobile technology-related patents spanning about 170 patent families and addressing a broad range of cellular technologies. IPCom has asserted 19 of these patents in litigation against Nokia and many of the leading cell phone companies and operators. In November 2014, Microsoft and IPCom entered into a standstill agreement staying all of the pending litigation against Microsoft to permit the parties to pursue settlement discussions.

InterDigital patent litigation

InterDigital Technology Corporation and InterDigital Communications Corporation (collectively, “IDT”) filed four patent infringement cases against Nokia in the ITC and in U.S. District Court for the District of Delaware between 2007 and 2013. We have been added to these cases as a defendant. IDT has cases pending against other defendants based on the same patents because most of the patents at issue allegedly relate to 3G and 4G wireless communications standards essential functionality. The cases involving us include three ITC investigations where IDT is seeking an order excluding importation of 3G and 4G phones into the U.S. and one active case in U.S. District Court in Delaware seeking an injunction and damages. The ITC issued a finding of no violation relating to two of the investigations, which IDT appealed. In February 2015, the U.S. Court of Appeals for the Federal Circuit affirmed one of the ITC’s findings; the other has been stayed. In the third ITC action the administrative law judge (“ALJ”) issued a determination finding: (1) infringement; (2) evidence of “reverse hold-up;” and (3) the public interest does not preclude issuance of an exclusion order. The ITC is reviewing the ALJ’s initial determination. The trial in the Delaware case is scheduled for November 2015.

European copyright levies

We assumed from Nokia all potential liability due to Nokia’s alleged failure to pay “private copying levies” in various European countries based upon sale of memory cards and mobile phones that incorporate blank memory. The levies are based upon a 2001 European Union (“EU”) Directive establishing a right for end users to make copies of copyrighted works for personal or private use, but also allowing the collection of levies based upon sales of blank media or recording devices to compensate copyright holders for private copying. Various collecting societies in EU countries initiated litigation against Nokia, stating that Nokia must pay levies not only based upon sales of blank memory cards, but also phones that include blank memory for data storage on the phones, regardless of actual usage of that memory. The most significant cases against Nokia are pending in Germany and Austria, due to both the high volume of sales and high levy amounts sought in these countries. Since April 2015, we and other major manufacturers have been engaged in settlement negotiations with the German collecting society, with the aim of concluding negotiations by October 2015.

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

We obtained dismissals or reached settlements of all claims made in the U.S. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. We estimate the total remaining cost of the settlements is approximately $200 million, all of which had been accrued as of June 30, 2015.

Three similar cases pending in British Columbia, Ontario, and Quebec, Canada have not been settled. In 2010, the court in the British Columbia case certified it as a class action. After the British Columbia Court of Appeal dismissed the case, in 2013 the Canadian Supreme Court reversed the appellate court and reinstated part of the British Columbia case, which is now scheduled for trial in 2016. The other two cases are inactive.

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

China State Administration for Industry and Commerce investigation

In July 2014, Microsoft was informed that China’s State Administration for Industry and Commerce (“SAIC”) had begun a formal investigation relating to China’s Anti-Monopoly Law, and the SAIC conducted onsite inspections of Microsoft offices in Beijing, Shanghai, Guangzhou, and Chengdu. SAIC has stated the investigation relates to compatibility, bundle sales, and file verification issues related to Windows and Office software.

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

In September 2013, defendants in the consolidated cases moved to exclude plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In March 2014, defendants filed a separate motion to

PART II

Item 8

preclude plaintiffs’ general causation testimony. In August 2014, the court granted in part defendants’ motion to exclude plaintiffs’ general causation experts. The plaintiffs filed an interlocutory appeal. In December 2014, the District of Columbia Court of Appeals agreed to hear en banc defendants’ interlocutory appeal challenging the standard for evaluating expert scientific evidence. Trial court proceedings are stayed pending resolution of the appeal.

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

As of June 30, 2015, we accrued aggregate legal liabilities of $614 million in other current liabilities and $20 million in other long-term liabilities. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.6 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 19 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2015	2014	2013

Balance, beginning of year	8,239	8,328	8,381
Issued	83	86	105
Repurchased	(295)	(175)	(158)

Balance, end of year	8,027	8,239	8,328

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. This share repurchase program replaced the share repurchase program that was announced on September 22, 2008 and expired on September 30, 2013. As of June 30, 2015, $21.9 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

PART II

Item 8

We repurchased the following shares of common stock under the above-described repurchase plans:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,	2015		2014 (a)		2013

First quarter	43	$2,000	47	$1,500	33	$1,000
Second quarter	43	2,000	53	2,000	58	1,607
Third quarter	116	5,000	47	1,791	36	1,000
Fourth quarter	93	4,209	28	1,118	31	1,000

Total	295	$13,209	175	$6,409	158	$4,607

(a)

Of the 175 million shares repurchased in fiscal year 2014, 128 million shares were repurchased for $4.9 billion under the share repurchase program approved by our Board of Directors on September 16, 2013 and 47 million shares were repurchased for $1.5 billion under the share repurchase program that was announced on September 22, 2008 and expired on September 30, 2013.

The above table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

Dividends

In fiscal year 2015, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

(In millions)

September 16, 2014	$ 0.31	November 20, 2014	$ 2,547	December 11, 2014
December 3, 2014	$ 0.31	February 19, 2015	$ 2,532	March 12, 2015
March 10, 2015	$ 0.31	May 21, 2015	$ 2,496	June 11, 2015
June 9, 2015	$ 0.31	August 20, 2015	$ 2,488	September 10, 2015

The dividend declared on June 9, 2015 will be paid after the filing date of this Form 10-K and was included in other current liabilities as of June 30, 2015.

In fiscal year 2014, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

September 16, 2013	$0.28	November 21, 2013	$2,332	December 12, 2013
November 19, 2013	$0.28	February 20, 2014	$2,322	March 13, 2014
March 11, 2014	$0.28	May 15, 2014	$2,309	June 12, 2014
June 10, 2014	$0.28	August 21, 2014	$2,307	September 11, 2014

The dividend declared on June 10, 2014 was included in other current liabilities as of June 30, 2014.

PART II

Item 8

NOTE 20 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)

Year Ended June 30,	2015	2014	2013

Derivatives

Accumulated other comprehensive income balance, beginning of period	$31	$66	$92
Unrealized gains, net of tax effects of $35, $2 and $54	1,152	63	101
Reclassification adjustments for gains included in revenue	(608)	(104)	(195)
Tax expense included in provision for income taxes	15	6	68

Amounts reclassified from accumulated other comprehensive income	(593)	(98)	(127)

Net current period other comprehensive income (loss)	559	(35)	(26)

Accumulated other comprehensive income balance, end of period	$590	$31	$66

Investments

Accumulated other comprehensive income balance, beginning of period	$3,531	$1,794	$1,431
Unrealized gains, net of tax effects of $59, $1,067 and $244	110	2,053	453
Reclassification adjustments for gains included in other income (expense), net	(728)	(447)	(139)
Tax expense included in provision for income taxes	256	131	49

Amounts reclassified from accumulated other comprehensive income	(472)	(316)	(90)

Net current period other comprehensive income (loss)	(362)	1,737	363

Accumulated other comprehensive income balance, end of period	$3,169	$3,531	$1,794

Translation Adjustments and Other

Accumulated other comprehensive income (loss) balance, beginning of period	$146	$(117)	$(101)
Translation adjustments and other, net of tax effects of $16, $12 and $(8)	(1,383)	263	(16)

Accumulated other comprehensive income (loss) balance, end of period	$(1,237)	$146	$(117)

Accumulated other comprehensive income, end of period	$2,522	$3,708	$1,743

NOTE 21 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to directors and employees. At June 30, 2015, an aggregate of 294 million shares were authorized for future grant under our stock plans. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy exercises and vesting of awards granted under all of our stock plans.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2015	2014	2013

Stock-based compensation expense	$2,574	$2,446	$2,406
Income tax benefits related to stock-based compensation	$868	$830	$842

Stock Plans

Stock awards

Stock awards (“SAs”) are grants that entitle the holder to shares of Microsoft common stock as the award vests. SAs generally vest over a four or five-year period.

PART II

Item 8

Executive incentive plan

Under the Executive Incentive Plan, the Compensation Committee awards SAs to executive officers and certain senior executives. The SAs vest ratably in August of each of the four years following the grant date.

Activity for all stock plans

The fair value of each award was estimated on the date of grant using the following assumptions:

Year Ended June 30,	2015	2014	2013

Dividends per share (quarterly amounts)	$0.28 - $ 0.31	$0.23 - $ 0.28	$0.20 - $ 0.23
Interest rates range	1.2% - 1.9%	1.3% - 1.8%	0.6% - 1.1%

During fiscal year 2015, the following activity occurred under our stock plans:

Shares		Weighted Average Grant-Date Fair Value

(In millions)

Stock Awards

Nonvested balance, beginning of year	259	$27.88
Granted	75	$42.36
Vested	(94)	$27.47
Forfeited	(24)	$31.81

Nonvested balance, end of year	216	$32.72

As of June 30, 2015, there was approximately $4.7 billion of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 3 years.

During fiscal years 2014 and 2013, the following activity occurred under our stock plans:

(In millions, except fair values)	2014	2013

Stock Awards

Awards granted (a)	103	104
Weighted average grant-date fair value	$31.50	$28.37

(a)	Awards granted during fiscal year 2014 included four million shares in stock replacement awards related to the acquisition of NDS. The weighted average grant-date fair value was $37.64.

Total vest-date fair value of stock awards vested was $4.2 billion, $3.2 billion, and $2.8 billion, for fiscal years 2015, 2014, and 2013, respectively.

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

(Shares in millions)

Year Ended June 30,	2015	2014	2013

Shares purchased	16	18	20
Average price per share	$39.87	$33.60	$26.81

At June 30, 2015, 157 million shares of our common stock were reserved for future issuance through the Plan.

Savings Plan

We have a savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute up to 75% of their salary, but not more than statutory limits. We contribute fifty cents for each dollar of the first 6% a participant contributes in this plan, with a maximum contribution of the lesser of 3% of a participant’s earnings or 3% of the IRS compensation limit for the given year. Matching contributions for all plans were $454 million, $420 million, and $393 million in fiscal years 2015, 2014, and 2013, respectively, and were expensed as contributed. Matching contributions in the U.S. plan are invested proportionate to each participant’s voluntary contributions in the investment options provided under the plan. Investment options in the U.S. plan include Microsoft common stock, but neither participant nor our matching contributions are required to be invested in Microsoft common stock.

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

PART II

Item 8

•

Computing and Gaming Hardware, comprising: Xbox gaming and entertainment consoles and accessories, second-party and third-party video game royalties, and Xbox Live subscriptions (“Xbox Platform”); Surface devices and accessories (“Surface”); and Microsoft PC accessories.

•	Phone Hardware, comprising: Lumia phones and other non-Lumia phones, beginning with our acquisition of NDS.

•

D&C Other, comprising: Resale, consisting of transactions in our Windows Store and Xbox marketplace; search advertising; display advertising; Office 365 Consumer, comprising Office 365 Home and Office 365 Personal; Studios, comprising first-party video games; Mojang; non-Microsoft products sold in our retail stores; and certain other consumer products and services not included in the categories above.

Commercial

Our Commercial segments develop, market, and support software and services designed to increase individual, team, and organizational productivity and efficiency, including simplifying everyday tasks through seamless operations across the user’s hardware and software. Our Commercial segments are:

•

Commercial Licensing, comprising: server products, including Windows Server, Microsoft SQL Server, Visual Studio, System Center, and related Client Access Licenses (“CALs”); Windows Embedded; volume licensing of the Windows operating system, excluding academic (“Windows Commercial”); Microsoft Office for business, including Office, Exchange, SharePoint, Skype for Business, and related CALs (“Office Commercial”); Microsoft Dynamics business solutions, excluding Dynamics CRM Online; and Skype.

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

Certain corporate-level activity is not allocated to our segment groups, including costs of: legal, including expenses, settlements, and fines; information technology; human resources; finance; excise taxes; and impairment, integration, and restructuring expenses.

PART II

Item 8

Segment revenue and gross margin were as follows during the periods presented:

(In millions)

Year Ended June 30,		2015	2014	2013

Revenue

Devices and Consumer	Licensing	$14,969	$19,528	$19,427

	Hardware:
	Computing and Gaming Hardware	10,183	9,093	6,149
	Phone Hardware	7,524	1,982	0

	Total Devices and Consumer Hardware	17,707	11,075	6,149
	Other	8,825	7,014	6,431

	Total Devices and Consumer	41,501	37,617	32,007

Commercial	Licensing	41,039	42,085	39,778
	Other	10,836	7,546	5,661

	Total Commercial	51,875	49,631	45,439
Corporate and Other		204	(415)	403

Total revenue		$93,580	$86,833	$77,849

(In millions)

Year Ended June 30,		2015	2014	2013

Gross margin

Devices and Consumer	Licensing	$13,870	$17,439	$16,985

	Hardware:
	Computing and Gaming Hardware	1,788	892	956
	Phone Hardware	701	54	0

	Total Devices and Consumer Hardware	2,489	946	956
	Other	2,022	1,393	1,951

	Total Devices and Consumer	18,381	19,778	19,892

Commercial	Licensing	37,830	38,615	36,280
	Other	4,199	1,855	922

	Total Commercial	42,029	40,470	37,202
Corporate and Other		132	(493)	370

Total gross margin		$60,542	$59,755	$57,464

Below are operating expenses by segment group. As discussed above, we do not allocate operating expenses to our segments.

(In millions)

Year Ended June 30,	2015	2014	2013

Devices and Consumer	$11,505	$11,219	$10,625
Commercial	17,177	16,993	16,050
Corporate and Other	3,688	3,657	4,025

Total segment operating expenses	32,370	31,869	30,700
Impairment, integration, and restructuring	10,011	127	0

Total operating expenses	$42,381	$31,996	$30,700

PART II

Item 8

Below is operating income (loss) by segment group.

(In millions)

Year Ended June 30,	2015	2014	2013

Devices and Consumer	$6,876	$8,559	$9,267
Commercial	24,852	23,477	21,152
Corporate and Other	(13,567)	(4,277)	(3,655)

Total operating income	$18,161	$27,759	$26,764

Corporate and Other operating income includes adjustments to conform our internal accounting policies to U.S. GAAP, corporate-level activity not specifically attributed to a segment, and impairment, integration, and restructuring expenses. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Corporate and Other activity was as follows:

(In millions)

Year Ended June 30,	2015	2014	2013

Corporate (a) (b)	$(13,575)	$(3,744)	$(4,102)
Other (adjustments to U.S. GAAP):
Revenue reconciling amounts (c)	204	(415)	403
Cost of revenue reconciling amounts	(72)	(78)	(31)
Operating expenses reconciling amounts	(124)	(40)	75

Total Corporate and Other	$(13,567)	$(4,277)	$(3,655)

(a)	Corporate is presented on the basis of our internal accounting policies and excludes the adjustments to U.S. GAAP that are presented separately in those line items.
(b)	Corporate for fiscal year 2015 included impairment, integration, and restructuring expenses of $10.0 billion.
(c)

Revenue reconciling amounts for fiscal year 2015 included a net $303 million of previously deferred net revenue related to sales of bundled products and services (“Bundled Offerings”). Revenue reconciling amounts for fiscal year 2014 included a net $349 million of revenue deferrals related to Bundled Offerings. Revenue reconciling amounts for fiscal year 2013 included the recognition of $540 million of revenue previously deferred on sales of Windows 7 with an option to upgrade to Windows 8 Pro at a discounted price.

No sales to an individual customer or country other than the United States accounted for more than 10% of fiscal year 2015, 2014, or 2013 revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)

Year Ended June 30,	2015	2014	2013

United States (a)	$42,941	$43,474	$41,344
Other countries	50,639	43,359	36,505

Total	$93,580	$86,833	$77,849

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

PART II

Item 8

Revenue from external customers, classified by significant product and service offerings were as follows:

(In millions)

Year Ended June 30,	2015	2014	2013

Microsoft Office system	$23,538	$24,323	$22,995
Server products and tools	18,612	17,055	15,408
Windows PC operating system	14,826	16,856	17,529
Xbox	9,121	8,643	7,100
Phone	7,702	3,073	615
Consulting and product support services	5,090	4,767	4,372
Advertising	4,557	4,016	3,387
Surface	3,900	1,883	853
Other	6,234	6,217	5,590

Total	$93,580	$86,833	$77,849

Our total Commercial Cloud revenue was $5.8 billion, $2.8 billion, and $1.3 billion in fiscal years 2015, 2014, and 2013, respectively. These amounts are included in their respective product categories in the table above.

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

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2015	2014	2013

United States	$19,562	$17,653	$16,615
Luxembourg	6,879	6,913	6,943
Finland	1,757	9,840	12
Other countries	8,307	5,713	4,159

Total	$36,505	$40,119	$27,729

PART II

Item 8

NOTE 23 — QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share amounts)

Quarter Ended	September 30	December 31	March 31	June 30		Total

Fiscal Year 2015

Revenue	$ 23,201	$ 26,470	$ 21,729	$ 22,180		$ 93,580
Gross margin	14,928	16,334	14,568	14,712		60,542
Net income (loss)	4,540	5,863	4,985	(3,195	) (a)	12,193	(b)
Basic earnings (loss) per share	0.55	0.71	0.61	(0.40)		1.49
Diluted earnings (loss) per share	0.54	0.71	0.61	(0.40	) (a)	1.48	(b)

Fiscal Year 2014

Revenue	$ 18,529	$ 24,519	$ 20,403	$ 23,382		$ 86,833
Gross margin	13,384	16,197	14,425	15,749		59,755
Net income	5,244	6,558	5,660	4,612	(c)	22,074	(c)
Basic earnings per share	0.63	0.79	0.68	0.56		2.66
Diluted earnings per share	0.62	0.78	0.68	0.55	(c)	2.63	(c)

(a)

Includes $7.5 billion of goodwill and asset impairment charges related to Phone Hardware, as well as $940 million of integration and restructuring expenses, primarily costs associated with our Phone Hardware Restructuring Plan, which decreased fourth quarter fiscal year 2015 net income by $8.4 billion and diluted EPS by $1.02.

(b)

Includes $7.5 billion of goodwill and asset impairment charges related to Phone Hardware, as well as $2.5 billion of integration and restructuring expenses, primarily costs associated with our restructuring plans, which decreased fiscal year 2015 net income by $10.0 billion and diluted EPS by $1.15.

(c)

Includes a tax provision adjustment recorded in the fourth quarter of fiscal year 2014 related to adjustments to prior years’ liabilities for intercompany transfer pricing which decreased net income by $458 million and diluted EPS by $0.05.

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2015 and 2014, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2015. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2015 and 2014, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2015, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 31, 2015, expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 31, 2015

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2015. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2015; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2015, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control Over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2015, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2015, of the Company and our report dated July 31, 2015, expressed an unqualified opinion on those financial statements.

/S/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 31, 2015

PART II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our director nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held December 2, 2015 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board committees” in the Proxy Statement. That information is incorporated herein by reference.

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

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		10-Q	12/31/09	3.1	1/28/10

3.2	Bylaws of Microsoft Corporation		10-K	6/30/14	3.2	7/31/14

4.1	Form of Indenture between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		3-ASR		4.1	11/20/08

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K		4.2	5/15/09

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.5	9/27/10

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.6	2/8/11

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.7	11/7/12

4.8	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013 between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	5/1/13

4.9	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	5/1/13

4.10	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	12/6/13

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.11	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	12/6/13

4.12	Ninth Supplemental Indenture for 1.850% Notes due 2020, 2.375% Notes due 2022, 2.700% Notes due 2025, 3.500% Notes due 2035, 3.750% Notes due 2045, and 4.000% Notes due 2055, dated as of February 12, 2015, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	2/12/15

10.1*	Microsoft Corporation 2001 Stock Plan		10-Q	12/31/11	10.1	1/19/12

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		8-K		10.3	11/15/04

10.4*	Microsoft Corporation Employee Stock Purchase Plan		10-K	6/30/12	10.4	7/26/12

10.5*	Microsoft Corporation Deferred Compensation Plan		10-Q	3/31/12	10.5	4/19/12

10.7*	Form of Stock Award Agreement for Non-Employee Directors under the Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.9	9/1/04

10.10*	Form of Stock Option Agreement under the Microsoft Corporation 2001 Stock Plan		10-K	6/30/04	10.12	9/1/04

10.11*	Form of Stock Option Agreement for Non-Employee Directors under the 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.13	9/1/04

10.12	2009 Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee		10-K	6/30/10	10.12	7/30/10

10.13	Amended and Restated 2003 Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee		10-K	6/30/10	10.13	7/30/10

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors	X

10.17*	Executive Officer Incentive Plan		8-K		10.17	9/23/13

PART IV

Item 15

Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.18*	Form of Executive Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan	X

10.19*	Resignation Agreement and Full and Final Release of Claims between Microsoft Corporation and Steven Sinofsky		10-K	6/30/13	10.19	7/30/13

10.21*	Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan (Service-Based)		8-K		10.21	9/23/13

10.22*	Senior Executive Severance Benefit Plan		8-K		10.22	9/26/13

10.23*	Offer Letter, dated February 3, 2014, between Microsoft Corporation and Satya Nadella		8-K		10.1	2/4/14

10.24*	Long-Term Performance Stock Award Agreement between Microsoft Corporation and Satya Nadella		10-Q	12/31/14	10.24	1/26/15

10.25*	Form of Executive Officer Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan	X

12	Computation of Ratio of Earnings to Fixed Charges	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	Indicates a management contract or compensatory plan or arrangement
**	Furnished, not filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 31, 2015.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 31, 2015.

Signature	Title

/S/ JOHN W. THOMPSON John W. Thompson	Chairman

/S/ SATYA NADELLA Satya Nadella	Director and Chief Executive Officer

/S/ WILLIAM H. GATES III William H. Gates III	Director

/S/ MARIA M. KLAWE Maria M. Klawe	Director

/S/ TERI L. LIST-STOLL Teri L. List-Stoll	Director

/S/ G. MASON MORFIT G. Mason Morfit	Director

/S/ CHARLES H. NOSKI Charles H. Noski	Director

/S/ HELMUT PANKE Helmut Panke	Director

/S/ CHARLES W. SCHARF Charles W. Scharf	Director

/S/ JOHN W. STANTON John W. Stanton	Director

/S/ AMY E. HOOD Amy E. Hood	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ FRANK H. BROD Frank H. Brod	Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)