Form 10-Q
period 2015-09-30
MICROSOFT CORP
filed 2015-10-22
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 15, 2015

Common Stock, $0.00000625 par value per share	7,987,913,152 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2015

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2015	2014

Revenue	$20,379	$23,201
Cost of revenue	7,207	8,273

Gross margin	13,172	14,928
Research and development	2,962	3,065
Sales and marketing	3,333	3,728
General and administrative	1,084	1,151
Impairment, integration, and restructuring	0	1,140

Operating income	5,793	5,844
Other income (expense), net	(280)	52

Income before income taxes	5,513	5,896
Provision for income taxes	893	1,356

Net income	$4,620	$4,540

Earnings per share:
Basic	$0.58	$0.55
Diluted	$0.57	$0.54

Weighted average shares outstanding:
Basic	7,996	8,249
Diluted	8,066	8,351

Cash dividends declared per common share	$0.36	$0.31

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2015	2014

Net income	$4,620	$4,540

Other comprehensive income (loss):
Net unrealized gains on derivatives (net of tax effects of $23 and $4)	57	319
Net unrealized losses on investments (net of tax effects of $(308) and $(102))	(571)	(189)
Translation adjustments and other (net of tax effects of $(12) and $(47))	(270)	(81)

Other comprehensive income (loss)	(784)	49

Comprehensive income	$3,836	$4,589

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	September 30, 2015	June 30, 2015

Assets
Current assets:
Cash and cash equivalents	$5,431	$5,595
Short-term investments (including securities loaned of $129 and $75)	93,924	90,931

Total cash, cash equivalents, and short-term investments	99,355	96,526
Accounts receivable, net of allowance for doubtful accounts of $250 and $335	11,444	17,908
Inventories	3,816	2,902
Deferred income taxes	1,447	1,915
Other	5,594	5,461

Total current assets	121,656	124,712
Property and equipment, net of accumulated depreciation of $18,009 and $17,606	15,046	14,731
Equity and other investments	11,438	12,053
Goodwill	17,142	16,939
Intangible assets, net	4,745	4,835
Other long-term assets	2,869	2,953

Total assets	$172,896	$176,223

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,630	$6,591
Short-term debt	9,998	4,985
Current portion of long-term debt	750	2,499
Accrued compensation	3,450	5,096
Income taxes	607	606
Short-term unearned revenue	21,603	23,223
Securities lending payable	154	92
Other	6,207	6,766

Total current liabilities	49,399	49,858
Long-term debt	27,819	27,808
Long-term unearned revenue	2,784	2,095
Deferred income taxes	2,169	2,835
Other long-term liabilities	13,280	13,544

Total liabilities	95,451	96,140

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 7,986 and 8,027	68,093	68,465
Retained earnings	7,614	9,096
Accumulated other comprehensive income	1,738	2,522

Total stockholders’ equity	77,445	80,083

Total liabilities and stockholders’ equity	$172,896	$176,223

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2015	2014

Operations
Net income	$4,620	$4,540
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	1,461	1,428
Stock-based compensation expense	674	646
Net recognized losses on investments and derivatives	101	55
Excess tax benefits from stock-based compensation	(282)	(502)
Deferred income taxes	73	301
Deferral of unearned revenue	10,423	8,022
Recognition of unearned revenue	(11,355)	(10,643)
Changes in operating assets and liabilities:
Accounts receivable	6,376	6,627
Inventories	(937)	(483)
Other current assets	(280)	(280)
Other long-term assets	(5)	279
Accounts payable	(135)	(659)
Other current liabilities	(2,024)	(1,166)
Other long-term liabilities	(116)	189

Net cash from operations	8,594	8,354

Financing
Proceeds from issuance of short-term debt, maturities of 90 days or less, net	4,890	2,999
Proceeds from issuance of debt	121	0
Repayments of debt	(1,750)	(1,500)
Common stock issued	219	216
Common stock repurchased	(4,757)	(2,888)
Common stock cash dividends paid	(2,475)	(2,307)
Excess tax benefits from stock-based compensation	282	502
Other	(178)	0

Net cash used in financing	(3,648)	(2,978)

Investing
Additions to property and equipment	(1,356)	(1,282)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(390)	(141)
Purchases of investments	(37,570)	(24,085)
Maturities of investments	5,686	1,693
Sales of investments	28,502	16,445
Securities lending payable	62	(367)

Net cash used in investing	(5,066)	(7,737)

Effect of exchange rates on cash and cash equivalents	(44)	(6)

Net change in cash and cash equivalents	(164)	(2,367)
Cash and cash equivalents, beginning of period	5,595	8,669

Cash and cash equivalents, end of period	$5,431	$6,302

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2015	2014

Common stock and paid-in capital
Balance, beginning of period	$68,465	$68,366
Common stock issued	219	216
Common stock repurchased	(1,548)	(1,368)
Stock-based compensation expense	674	646
Stock-based compensation income tax benefits	282	502
Other, net	1	0

Balance, end of period	68,093	68,362

Retained earnings
Balance, beginning of period	9,096	17,710
Net income	4,620	4,540
Common stock cash dividends	(2,862)	(2,559)
Common stock repurchased	(3,240)	(1,640)

Balance, end of period	7,614	18,051

Accumulated other comprehensive income
Balance, beginning of period	2,522	3,708
Other comprehensive income (loss)	(784)	49

Balance, end of period	1,738	3,757

Total stockholders’ equity	$77,445	$90,170

See accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2015 Form 10-K filed with the U.S. Securities and Exchange Commission on July 31, 2015.

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

Recasting of Certain Prior Period Information

In June 2015, we announced a change in organizational structure as part of our transformation in the mobile-first, cloud-first world. During the first quarter of fiscal year 2016, the Company’s chief operating decision maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in fiscal year 2016, we report our financial performance based on our new segments described in Note 18 – Segment Information. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during fiscal year 2016. This change primarily impacted Note 9 – Goodwill, Note 14 – Unearned Revenue, and Note 18 – Segment Information, with no impact on consolidated net income or cash flows.

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

Revenue Recognition for Windows 10 Licenses

Customers purchasing a Windows 10 license will receive unspecified updates and upgrades over the life of their Windows 10 device at no additional cost. As these updates and upgrades will not be sold on a stand-alone basis, we are unable to establish vendor specific objective evidence of fair value. Accordingly, revenue from licenses of Windows 10 will be recognized ratably over the estimated life of the related device, which ranges between two to four years.

PART I

Item 1

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

The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)

Three Months Ended September 30,	2015	2014

Net income available for common shareholders (A)	$4,620	$4,540

Weighted average outstanding shares of common stock (B)	7,996	8,249
Dilutive effect of stock-based awards	70	102

Common stock and common stock equivalents (C)	8,066	8,351

Earnings Per Share

Basic (A/B)	$0.58	$0.55
Diluted (A/C)	$0.57	$0.54

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2015	2014

Dividends and interest income	$199	$225
Interest expense	(249)	(161)
Net recognized gains on investments	2	79
Net losses on derivatives	(103)	(134)
Net gains (losses) on foreign currency remeasurements	(36)	78
Other	(93)	(35)

Total	$(280)	$52

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)

Three Months Ended September 30,	2015	2014

Other-than-temporary impairments of investments	$(35)	$(9)
Realized gains from sales of available-for-sale securities	107	118
Realized losses from sales of available-for-sale securities	(70)	(30)

Total	$2	$79

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, but excluding held-to-maturity investments, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

September 30, 2015

Cash	$3,555	$0	$0	$3,555	$3,555	$0	$0
Mutual funds	854	0	0	854	854	0	0
Commercial paper	10	0	(2)	8	8	0	0
Certificates of deposit	1,115	0	0	1,115	965	150	0
U.S. government and agency securities	76,086	96	(48)	76,134	49	76,085	0
Foreign government bonds	5,535	4	(40)	5,499	0	5,499	0
Mortgage- and asset-backed securities	4,800	23	(6)	4,817	0	4,817	0
Corporate notes and bonds	7,038	88	(79)	7,047	0	7,047	0
Municipal securities	285	38	(1)	322	0	322	0
Common and preferred stock	6,895	4,477	(522)	10,850	0	0	10,850
Other investments	567	0	0	567	0	4	563

Total	$106,740	$4,726	$(698)	$110,768	$5,431	$93,924	$11,413

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2015

Cash	$3,679	$0	$0	$3,679	$3,679	$0	$0
Mutual funds	1,100	0	0	1,100	1,100	0	0
Commercial paper	1	0	0	1	1	0	0
Certificates of deposit	906	0	0	906	776	130	0
U.S. government and agency securities	72,843	76	(30)	72,889	39	72,850	0
Foreign government bonds	5,477	3	(24)	5,456	0	5,456	0
Mortgage- and asset-backed securities	4,899	23	(6)	4,916	0	4,916	0
Corporate notes and bonds	7,192	97	(37)	7,252	0	7,252	0
Municipal securities	285	35	(1)	319	0	319	0
Common and preferred stock	6,668	4,986	(215)	11,439	0	0	11,439
Other investments	597	0	0	597	0	8	589

Total	$103,647	$5,220	$(313)	$108,554	$5,595	$90,931	$12,028

In addition to the investments in the table above, we also own corporate notes that are classified as held-to-maturity investments, which are included in equity and other investments on the balance sheet. These corporate notes are due October 31, 2023 and are measured at fair value on a nonrecurring basis. As of September 30, 2015 and June 30, 2015, the amortized cost and recorded basis of these corporate notes were both $25 million, with an estimated fair value that approximates the carrying value.

PART I

Item 1

As of September 30, 2015 and June 30, 2015, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $700 million and $561 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

We lend certain fixed-income and equity securities to increase investment returns. These transactions are accounted for as secured borrowings and the loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. As of September 30, 2015, the collateral received under these agreements totaled $154 million which is primarily comprised of certificates of deposit.

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2015

Commercial paper	$8	$(2)	$0	$0	$8	$(2)
U.S. government and agency securities	3,341	(18)	570	(30)	3,911	(48)
Foreign government bonds	2,223	(12)	70	(28)	2,293	(40)
Mortgage- and asset-backed securities	3,384	(6)	16	0	3,400	(6)
Corporate notes and bonds	3,984	(59)	168	(20)	4,152	(79)
Municipal securities	11	(1)	0	0	11	(1)
Common and preferred stock	1,737	(393)	348	(129)	2,085	(522)

Total	$14,688	$(491)	$1,172	$(207)	$15,860	$(698)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2015

U.S. government and agency securities	$6,636	$(9)	$421	$(21)	$7,057	$(30)
Foreign government bonds	4,611	(12)	18	(12)	4,629	(24)
Mortgage- and asset-backed securities	3,171	(5)	28	(1)	3,199	(6)
Corporate notes and bonds	2,946	(29)	104	(8)	3,050	(37)
Municipal securities	36	(1)	0	0	36	(1)
Common and preferred stock	1,389	(180)	148	(35)	1,537	(215)

Total	$18,789	$(236)	$719	$(77)	$19,508	$(313)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence as of September 30, 2015.

PART I

Item 1

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

September 30, 2015

Due in one year or less	$47,806	$47,822
Due after one year through five years	43,017	43,071
Due after five years through 10 years	2,650	2,598
Due after 10 years	1,396	1,451

Total	$94,869	$94,942

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar. As of September 30, 2015 and June 30, 2015, the total notional amounts of these foreign exchange contracts sold were $9.7 billion and $9.8 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of September 30, 2015 and June 30, 2015, the total notional amounts of these foreign exchange contracts sold were $5.3 billion and $5.3 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of September 30, 2015, the total notional amounts of these foreign exchange contracts purchased and sold were $9.8 billion and $5.3 billion, respectively. As of June 30, 2015, the total notional amounts of these foreign exchange contracts purchased and sold were $9.7 billion and $11.0 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of September 30, 2015, the total notional amounts of equity contracts purchased and sold for managing market price risk were $2.3 billion and $2.6 billion, respectively, of which $915 million and $1.2 billion, respectively, were designated as hedging instruments. As of June 30, 2015, the total notional amounts of equity contracts purchased and sold for managing market price risk were $2.2 billion and $2.6 billion, respectively, of which $1.1 billion and $1.4 billion, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts, and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of September 30, 2015, the total

PART I

Item 1

notional amounts of fixed-interest rate contracts purchased and sold were $1.0 billion and $3.3 billion, respectively. As of June 30, 2015, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.0 billion and $3.2 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of September 30, 2015 and June 30, 2015, the total notional derivative amounts of mortgage contracts purchased were $602 million and $812 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of September 30, 2015, the total notional amounts of credit contracts purchased and sold were $585 million and $428 million, respectively. As of June 30, 2015, the total notional amounts of credit contracts purchased and sold were $618 million and $430 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of September 30, 2015, the total notional amounts of commodity contracts purchased and sold were $710 million and $210 million, respectively. As of June 30, 2015, the total notional amounts of commodity contracts purchased and sold were $882 million and $316 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2015, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

	September 30, 2015				June 30, 2015

			Assets	Liabilities	Assets			Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$21	$173	$0	$(124)	$17	$167	$0	$(79)
Equity contracts	162	0	0	(25)	148	0	0	(18)
Interest rate contracts	12	0	0	(25)	7	0	0	(12)
Credit contracts	9	0	0	(8)	16	0	0	(9)

Total	$204	$173	$0	$(182)	$188	$167	$0	$(118)

Designated Hedge Derivatives

Foreign exchange contracts	$6	$644	$0	$(98)	$56	$552	$0	$(31)
Equity contracts	0	0	36	(49)	0	0	25	(69)

Total	$6	$644	$36	$(147)	$56	$552	$25	$(100)

Total gross amounts of derivatives	$210	$817	$36	$(329)	$244	$719	$25	$(218)

Gross derivatives either offset or subject to an enforceable master netting agreement	$98	$817	$36	$(329)	$126	$719	$25	$(218)
Gross amounts of derivatives offset in the balance sheet	(149)	(120)	(25)	294	(66)	(71)	(25)	161

Net amounts presented in the balance sheet	(51)	697	11	(35)	60	648	0	(57)
Gross amounts of derivatives not offset in the balance sheet	0	0	0	0	0	0	0	0
Cash collateral received	0	0	0	(318)	0	0	0	(456)

Net amount	$(51)	$697	$11	$(353)	$60	$648	$0	$(513)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair-value hedges and their related hedged items:

(In millions)

Three Months Ended September 30,	2015	2014

Foreign Exchange Contracts

Derivatives	$(81)	$241
Hedged items	91	(242)

Total amount of ineffectiveness	$10	$(1)

Equity Contracts

Derivatives	$(33)	$(81)
Hedged items	33	81

Total amount of ineffectiveness	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$19	$(4)

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash-flow hedges (our only cash flow hedges during the periods presented):

(In millions)

Three Months Ended September 30,	2015	2014

Effective Portion

Gains recognized in OCI (net of tax effect of $28 and $4)	$161	$335
Gains reclassified from AOCI into revenue	$109	$16

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	$(82)	$(68)

We estimate that $546 million of net derivative gains included in AOCI at September 30, 2015 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three months ended September 30, 2015.

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

(In millions)

Three Months Ended September 30,	2015	2014

Foreign exchange contracts	$59	$(233)
Equity contracts	34	10
Interest-rate contracts	(1)	(6)
Credit contracts	(5)	(5)
Commodity contracts	(84)	(111)

Total	$3	$(345)

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

•

Level 3—inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets primarily comprise investments in common and preferred stock, and goodwill and intangible assets, when they are recorded at fair value due to an impairment charge. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities. Our Level 3 derivative assets and liabilities primarily include equity derivatives.

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

September 30, 2015

Assets

Mutual funds	$854	$0	$0	$854	$0	$854
Commercial paper	0	8	0	8	0	8
Certificates of deposit	0	1,115	0	1,115	0	1,115
U.S. government and agency securities	73,336	2,803	0	76,139	0	76,139
Foreign government bonds	70	5,514	0	5,584	0	5,584
Mortgage- and asset-backed securities	0	4,811	0	4,811	0	4,811
Corporate notes and bonds	0	6,900	1	6,901	0	6,901
Municipal securities	0	322	0	322	0	322
Common and preferred stock	7,753	2,377	12	10,142	0	10,142
Derivatives	18	1,042	3	1,063	(294)	769

Total	$82,031	$24,892	$16	$106,939	$(294)	$106,645

Liabilities

Derivatives and other	$11	$281	$37	$329	$(294)	$35

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2015

Assets

Mutual funds	$1,100	$0	$0	$1,100	$0	$1,100
Commercial paper	0	1	0	1	0	1
Certificates of deposit	0	906	0	906	0	906
U.S. government and agency securities	71,930	955	0	72,885	0	72,885
Foreign government bonds	131	5,299	0	5,430	0	5,430
Mortgage- and asset-backed securities	0	4,917	0	4,917	0	4,917
Corporate notes and bonds	0	7,108	1	7,109	0	7,109
Municipal securities	0	319	0	319	0	319
Common and preferred stock	8,585	2,277	14	10,876	0	10,876
Derivatives	4	979	5	988	(162)	826

Total	$81,750	$22,761	$20	$104,531	$(162)	$104,369

Liabilities

Derivatives and other	$5	$159	$54	$218	$(161)	$57

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

(In millions)

September 30, 2015		June 30, 2015

Net fair value of assets measured at fair value on a recurring basis	$106,645	$104,369
Cash	3,555	3,679
Common and preferred stock measured at fair value on a nonrecurring basis	700	561
Other investments measured at fair value on a nonrecurring basis	563	589
Less derivative net assets classified as other current assets	(697)	(648)
Other	2	4

Recorded basis of investment components	$110,768	$108,554

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended September 30, 2015 and 2014, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

September 30, 2015		June 30, 2015

Raw materials	$1,192	$1,100
Work in process	155	202
Finished goods	2,469	1,600

Total	$3,816	$2,902

NOTE 8 — BUSINESS COMBINATIONS

Mojang Synergies AB

On November 6, 2014, we acquired Mojang Synergies AB (“Mojang”), the Swedish video game developer of the Minecraft gaming franchise, for $2.5 billion in cash, net of cash acquired. The addition of Minecraft and its community enhances our gaming portfolio across Windows, Xbox, and other ecosystems besides our own. The significant classes of assets and liabilities to which we allocated the purchase price were goodwill of $1.8 billion and identifiable intangible assets of $928 million, primarily marketing-related (trade names). The goodwill recognized in connection with the acquisition is primarily attributable to anticipated synergies from future growth, and is not expected to be deductible for tax purposes. We assigned the goodwill to More Personal Computing under our current segment structure. Identifiable intangible assets were assigned a total weighted-average amortization period of 6.3 years. Mojang has been included in our consolidated results of operations since the acquisition date.

Other

During the three months ended September 30, 2015, we completed five acquisitions for total cash consideration of $395 million. These entities have been included in our consolidated results of operations since their respective acquisition dates.

Pro forma results of operations have not been presented because the effects of these business combinations, individually and in aggregate, were not material to our consolidated results of operations.

PART I

Item 1

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2015	Acquisitions	Other	September 30, 2015

Productivity and Business Processes	$6,309	$120	$(59)	$6,370
Intelligent Cloud	4,917	181	(5)	5,093
More Personal Computing	5,713	0	(34)	5,679

Total goodwill	$16,939	$301	$(98)	$17,142

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

As discussed in Note 18 – Segment Information, during the first quarter of fiscal year 2016 the Company’s chief operating decision maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. This resulted in a change in our operating segments and reporting units. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2015			June 30, 2015

Technology-based (a)	$6,289	$(3,517)	$2,772	$6,187	$(3,410)	$2,777
Marketing-related	1,955	(570)	1,385	1,974	(540)	1,434
Contract-based	1,331	(874)	457	1,344	(862)	482
Customer-related	580	(449)	131	632	(490)	142

Total	$10,155	$(5,410)	$4,745	$10,137	$(5,302)	$4,835

(a)

Technology-based intangible assets included $166 million and $116 million as of September 30, 2015 and June 30, 2015, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $242 million and $372 million for the three months ended September 30, 2015 and 2014, respectively. Amortization of capitalized software was $18 million and $40 million for the three months ended September 30, 2015 and 2014, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held at September 30, 2015:

(In millions)

Year Ending June 30,

2015 (excluding the three months ended September 30, 2015)	$712
2016	804
2017	700
2018	568
2019	503
Thereafter	1,458

Total	$4,745

PART I

Item 1

NOTE 11 — DEBT

Short-term Debt

As of September 30, 2015, we had $10.0 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.18% and maturities ranging from 21 days to 91 days. As of June 30, 2015, we had $5.0 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.11% and maturities ranging from 8 days to 63 days. The estimated fair value of this commercial paper approximates its carrying value.

We have two $5.0 billion credit facilities that expire on November 4, 2015 and November 14, 2018, respectively. These credit facilities serve as a back-up for our commercial paper program. As of September 30, 2015, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of September 30, 2015, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $28.6 billion and $29.2 billion, respectively. This is compared to a carrying value and estimated fair value of our long-term debt of $30.3 billion and $30.5 billion, respectively, as of June 30, 2015. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of September 30, 2015 and June 30, 2015:

Due Date	Face Value September 30, 2015		Face Value June 30, 2015	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

September 25, 2015	$	*	$1,750	1.625%	1.795%
February 8, 2016		750	750	2.500%	2.642%
November 15, 2017		600	600	0.875%	1.084%
May 1, 2018		450	450	1.000%	1.106%
December 6, 2018		1,250	1,250	1.625%	1.824%
June 1, 2019		1,000	1,000	4.200%	4.379%
February 12, 2020 (a)		1,500	1,500	1.850%	1.935%
October 1, 2020		1,000	1,000	3.000%	3.137%
February 8, 2021		500	500	4.000%	4.082%
December 6, 2021 (b)		1,953	1,950	2.125%	2.233%
February 12, 2022 (a)		1,500	1,500	2.375%	2.466%
November 15, 2022		750	750	2.125%	2.239%
May 1, 2023		1,000	1,000	2.375%	2.465%
December 15, 2023		1,500	1,500	3.625%	3.726%
February 12, 2025 (a)		2,250	2,250	2.700%	2.772%
December 6, 2028 (b)		1,953	1,950	3.125%	3.218%
May 2, 2033 (b)		615	613	2.625%	2.690%
February 12, 2035 (a)		1,500	1,500	3.500%	3.604%
June 1, 2039		750	750	5.200%	5.240%
October 1, 2040		1,000	1,000	4.500%	4.567%
February 8, 2041		1,000	1,000	5.300%	5.361%
November 15, 2042		900	900	3.500%	3.571%
May 1, 2043		500	500	3.750%	3.829%
December 15, 2043		500	500	4.875%	4.918%
February 12, 2045 (a)		1,750	1,750	3.750%	3.800%
February 12, 2055 (a)		2,250	2,250	4.000%	4.063%

Total		$28,721	$30,463

(a)	In February 2015, we issued $10.8 billion of debt securities.

(b)	Euro-denominated debt securities.

*	Not applicable as notes were repaid in September 2015.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of September 30, 2015 and June 30, 2015, the aggregate unamortized discount for our long-term debt, including the current portion, was $152 million and $156 million, respectively.

NOTE 12 — INCOME TAXES

Our effective tax rate for the three months ended September 30, 2015 and 2014 was 16% and 23%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

Tax contingencies and other income tax liabilities were $11.9 billion and $12.1 billion as of September 30, 2015 and June 30, 2015, respectively, and are included in other long-term liabilities. This decrease relates primarily to a partial settlement of the I.R.S. audit for tax years 2007 to 2009. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the I.R.S. audit for tax years 2007 to 2009 during the current quarter, we remain under audit for those years. In February 2012, the I.R.S. withdrew its

PART I

Item 1

2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of September 30, 2015, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2015.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2015, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

NOTE 13 — RESTRUCTURING CHARGES

Phone Hardware Integration

In July 2014, we announced a restructuring plan to simplify our organization and align the purchase of Nokia Corporation’s (“Nokia”) Devices and Services business (“NDS”) with our company’s overall strategy (the “Phone Hardware Integration Plan”). Pursuant to the Phone Hardware Integration Plan, we eliminated approximately 19,000 positions in fiscal year 2015, including approximately 13,000 professional and factory positions related to the NDS business. The actions associated with the Phone Hardware Integration Plan were completed as of June 30, 2015.

In connection with the Phone Hardware Integration Plan, we incurred restructuring charges of $1.0 billion during the three months ended September 30, 2014, including severance expenses and other reorganization costs, primarily associated with our facilities consolidation. Total restructuring charges incurred under the Phone Hardware Integration Plan were $1.3 billion, all of which were recognized in fiscal year 2015.

Phone Hardware Restructuring

In June 2015, management approved a plan to restructure our phone business to better focus and align resources (the “Phone Hardware Restructuring Plan”), under which we will eliminate up to 7,800 positions in fiscal year 2016. The actions associated with the Phone Hardware Restructuring Plan are expected to be completed as of June 30, 2016.

To date, we have incurred restructuring charges of $780 million under the Phone Hardware Restructuring Plan, including severance expenses and other reorganization costs.

Restructuring charges associated with these plans were included in impairment, integration, and restructuring expenses in our consolidated income statement, and reflected in Corporate and Other in our table of operating income (loss) by segment in Note 18 – Segment Information.

Changes in the restructuring liability were as follows:

(In millions)	Severance	Asset Impairments and Other	(a)	Total

Restructuring liability as of June 30, 2015	$588	$249		$837
Restructuring charges	0	0		0
Cash paid	(120)	(19)		(139)
Other	(19)	0		(19)

Restructuring liability as of September 30, 2015	$449	$230		$679

(a)

“Asset Impairments and Other” primarily reflects activities associated with the consolidation of our facilities and manufacturing operations, including asset write-downs as well as contract termination costs.

PART I

Item 1

NOTE 14 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	September 30, 2015	June 30, 2015

Productivity and Business Processes	$10,719	$11,643
Intelligent Cloud	9,291	10,346
More Personal Computing	3,035	3,246
Corporate and Other	1,342	83

Total	$24,387	$25,318

As of September 30, 2015, we deferred a net $1.3 billion related to Windows 10. Windows 10 revenue is recognized upon shipment in the More Personal Computing segment. The deferral and subsequent recognition of revenue is reflected in Corporate and Other.

NOTE 15 — CONTINGENCIES

Patent and Intellectual Property Claims

Motorola litigation

In 2010, Microsoft filed patent infringement complaints against Motorola Mobility (“Motorola”) with the International Trade Commission (“ITC”) and in U.S. District Court in Seattle for infringement of nine Microsoft patents by Motorola’s Android devices. Microsoft and Motorola filed additional claims against each other with the ITC, in federal district courts in Seattle, Wisconsin, Florida, and California, and in courts in Germany. On September 29, 2015, the parties reached an agreement providing for dismissal of all then-pending patent infringement actions, as described below.

International Trade Commission

In 2012, the ITC issued a limited exclusion order against Motorola on one Microsoft patent, which was affirmed on appeal. In 2013, Microsoft filed an action in U.S. District Court in Washington, D.C. seeking an order to compel enforcement of the ITC’s 2012 import ban against infringing Motorola products by the Bureau of Customs and Border Protection (“CBP”), after learning that CBP had failed to fully enforce the order. Following the September 29, 2015 agreement, the parties filed applications to release the exclusion order and dismiss the action against CBP.

In 2010, Motorola filed an action against Microsoft with the ITC alleging infringement of five Motorola patents by Xbox consoles and accessories and seeking an exclusion order to prohibit importation of the allegedly infringing Xbox products. At Motorola’s request, the ITC terminated its investigation of four Motorola patents. In 2013, the ITC affirmed there was no violation of the remaining Motorola patent. Motorola appealed the ITC’s decision to the U.S. Court of Appeals for the Federal Circuit. Following the September 29, 2015 agreement, the parties filed an application to dismiss the appeal.

U.S. District Court

The Seattle District Court case filed in 2010 by Microsoft as a companion to Microsoft’s ITC case against Motorola was stayed pending the outcome of the ITC case. Following the September 29, 2015 agreement, the parties filed an application to dismiss this action.

In 2010, Microsoft sued Motorola for breach of contract in U.S. District Court in Seattle, alleging that Motorola breached its commitments to standards-setting organizations to license to Microsoft certain patents on reasonable and non-discriminatory (“RAND”) terms and conditions. Motorola has declared these patents essential to the implementation of the H.264 video standard and the 802.11 Wi-Fi standard. In the Motorola ITC case described above and in suits described below, Motorola or a Motorola affiliate subsequently sued Microsoft on those patents in U.S. District Courts, in the ITC, and in Germany. In 2012, the Seattle District Court granted a partial summary judgment in favor of Microsoft ruling that (1) Motorola had committed to standards organizations to license its

PART I

Item 1

declared-essential patents on RAND terms and conditions; and (2) Microsoft is a third-party beneficiary of those commitments. After trial, the Seattle District Court set per unit royalties for Motorola’s H.264 and 802.11 patents, which resulted in an immaterial Microsoft liability. In 2013, following trial of Microsoft’s breach of contract claim, a jury awarded $14.5 million in damages to Microsoft. Motorola appealed with respect to both the Court’s determination of royalties due Motorola and the jury’s award of damages against Motorola; in July 2015 the U.S. Court of Appeals for the Ninth Circuit affirmed the trial court’s judgment. Following the September 29, 2015 agreement, the parties filed an application to dispose of all issues remaining in this action.

Cases filed by Motorola in Wisconsin, California, and Florida, with the exception of one case in Wisconsin initially stayed and later dismissed without prejudice (a companion case to Motorola’s ITC action), were transferred to the U.S District Court in Seattle. The court stayed these cases on agreement of the parties. Following the September 29, 2015 agreement, the parties filed applications in Seattle and Wisconsin to dismiss these actions.

•	In the transferred cases, Motorola asserted 15 patents against a range of Microsoft products including mobile and PC operating system, productivity, server, communication, browser and gaming products.

•

In the Motorola action originally filed in California, Motorola asserted Microsoft violated antitrust laws in connection with Microsoft’s assertion of patents against Motorola that Microsoft agreed to license to certain qualifying entities on RAND terms and conditions.

•	In counterclaims, Microsoft asserted 14 patents against Motorola Android devices and certain Motorola digital video recorders.

Germany

In 2011, Motorola filed patent infringement actions in Germany against Microsoft and several Microsoft subsidiaries.

•

Motorola asserted two patents (both now expired) are essential to implementation of the H.264 video standard, and Motorola alleged that H.264 capable products including Xbox 360, Windows 7, Media Player, and Internet Explorer infringe those patents. In 2012, the German court issued an injunction (enforcement of which was enjoined by the Seattle court) relating to all H.264 capable Microsoft products in Germany, which Microsoft appealed. Following the September 29, 2015 agreement, this action will be dismissed.

•

Motorola asserted that one patent covers certain syncing functionality in the ActiveSync protocol employed by Windows Phone 7, Outlook Mobile, Hotmail Mobile, Exchange Online, Exchange Server, and Hotmail Server. In 2013, the court stayed the case in view of parallel nullity proceedings. Following the September 29, 2015 agreement, this action will be dismissed.

In lawsuits Microsoft filed in Germany in 2011 and 2012, Microsoft asserted that Motorola Android devices infringe Microsoft patents. In 2012, regional courts in Germany issued injunctions (later stayed in view of parallel nullity proceedings) on three of the Microsoft patents, which Motorola appealed. One judgment was affirmed on appeal. Following the September 29, 2015 agreement, these actions will be dismissed.

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

InterDigital patent litigation

InterDigital Technology Corporation and InterDigital Communications Corporation (collectively, “IDT”) filed four patent infringement cases against Nokia in the ITC and in U.S. District Court for the District of Delaware between 2007 and 2013. We have been added to these cases as a defendant. IDT has cases pending against other defendants based on the same patents because most of the patents at issue allegedly relate to 3G and 4G wireless communications standards essential functionality. The cases involving us include three ITC investigations where IDT is seeking an order excluding importation of 3G and 4G phones into the U.S. and one active case in U.S. District Court in Delaware seeking an injunction and damages. The ITC issued a finding of no violation in all three investigations. The U.S. Court of Appeals for the Federal Circuit affirmed one of the ITC’s findings; IDT voluntarily dismissed the appeal in

PART I

Item 1

another of the ITC matters. IDT has not yet appealed the no violation finding in the third ITC matter. The trial in the Delaware case is scheduled for November 2015. In September 2015, the United State Patent Trial and Appeal Board issued a final written decision that deemed unpatentable all asserted claims of the patent remaining at issue in the Delaware case in an inter partes review that is subject to appeal to the U.S. Court of Appeals for the Federal Circuit. In October 2015, the parties filed a stipulation to stay the Delaware case pending completion of the inter partes review, including all appeals and subsequent Patent Trial and Appeal Board proceedings. We filed an antitrust complaint against IDT in the District of Delaware in August 2015 asserting violations of Section 2 of the Sherman Act, alleging the unlawful exploitation of standard essential patents.

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

We obtained dismissals or reached settlements of all claims made in the U.S. Under the settlements, generally class members can obtain vouchers that entitle them to be reimbursed for purchases of a wide variety of platform-neutral computer hardware and software. The total value of vouchers that we may issue varies by state. We will make available to certain schools a percentage of those vouchers that are not issued or claimed (one-half to two-thirds depending on the state). The total value of vouchers we ultimately issue will depend on the number of class members who make claims and are issued vouchers. We estimate the total remaining cost of the settlements is approximately $100 million, all of which had been accrued as of September 30, 2015.

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

Other Antitrust Litigation and Claims

GO Computer litigation

In 2005, GO Computer Inc. and co-founder Jerry Kaplan filed a complaint in California state court asserting antitrust claims under the Cartwright Act related to the business of the former GO Corporation in the early 1990s and its successor in interest, Lucent Corporation in the early 2000s. In September 2015, the parties settled all claims.

China State Administration for Industry and Commerce investigation

In 2014, Microsoft was informed that China’s State Administration for Industry and Commerce (“SAIC”) had begun a formal investigation relating to China’s Anti-Monopoly Law, and the SAIC conducted onsite inspections of Microsoft offices in Beijing, Shanghai, Guangzhou, and Chengdu. SAIC has stated the investigation relates to compatibility, bundle sales, and file verification issues related to Windows and Office software.

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

In 2013, defendants in the consolidated cases moved to exclude plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the court granted in part defendants’ motion to exclude plaintiffs’ general causation experts. The plaintiffs filed an interlocutory appeal. The District of Columbia Court of Appeals agreed to hear en banc defendants’ interlocutory appeal challenging the standard for evaluating expert scientific evidence. Trial court proceedings are stayed pending resolution of the appeal.

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

As of September 30, 2015, we accrued aggregate legal liabilities of $551 million in other current liabilities and $17 million in other long-term liabilities. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.5 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 16 — STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock through our share repurchase program during the periods presented:

(In millions)

Three Months Ended September 30,	2015	2014

Shares of common stock repurchased	89	43
Value of common stock repurchased	$4,000	$2,000

The above table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of September 30, 2015, $17.9 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

PART I

Item 1

Dividends

Our Board of Directors declared the following dividends during the periods presented:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

September 15, 2015	$0.36	November 19, 2015	$2,875	December 10, 2015
September 16, 2014	$0.31	November 20, 2014	$2,547	December 11, 2014

The dividend declared on September 15, 2015 was included in other current liabilities as of September 30, 2015.

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)

Three Months Ended September 30,	2015	2014

Derivatives

Accumulated other comprehensive income balance, beginning of period	$590	$31
Unrealized gains, net of tax effects of $28 and $4	161	335

Reclassification adjustments for gains included in revenue	(109)	(16)
Tax expense included in provision for income taxes	5	0

Amounts reclassified from accumulated other comprehensive income	(104)	(16)

Net current period other comprehensive income	57	319

Accumulated other comprehensive income balance, end of period	$647	$350

Investments

Accumulated other comprehensive income balance, beginning of period	$3,169	$3,531
Unrealized losses, net of tax effects of $(305) and $(74)	(566)	(138)

Reclassification adjustments for gains included in other income (expense), net	(8)	(79)
Tax expense included in provision for income taxes	3	28

Amounts reclassified from accumulated other comprehensive income	(5)	(51)

Net current period other comprehensive loss	(571)	(189)

Accumulated other comprehensive income balance, end of period	$2,598	$3,342

Translation adjustments and other

Accumulated other comprehensive income (loss) balance, beginning of period	$(1,237)	$146
Translation adjustments and other, net of tax effects of $(12) and $(47)	(270)	(81)

Accumulated other comprehensive income (loss) balance, end of period	$(1,507)	$65

Accumulated other comprehensive income, end of period	$1,738	$3,757

NOTE 18 — SEGMENT INFORMATION

In its operation of the business, management, including our chief operating decision maker, the company’s Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP.

In June 2015, we announced a change in organizational structure as part of our transformation in the mobile-first, cloud-first world. During the first quarter of fiscal year 2016, the Company’s chief operating decision maker requested

PART I

Item 1

changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in fiscal year 2016, we report our financial performance based on our new segments; Productivity and Business Processes, Intelligent Cloud, and More Personal Computing, and analyze operating income as the measure of segment profitability. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance.

Our reportable segments are described below.

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including volume licensing and subscriptions to Office 365 Commercial for products and services such as Microsoft Office, Exchange, SharePoint, and Skype for Business, and related Client Access Licenses (“CALs”).

•	Office Consumer, including Office sold through retail or through an Office 365 Consumer subscription, and Office Consumer Services, including Outlook.com, OneDrive, and consumer Skype services.

•	Microsoft Dynamics business solutions, including Dynamics ERP products, Dynamics CRM on-premises, and Dynamics CRM Online (“Microsoft Dynamics”).

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and services that can power modern business. This segment primarily comprises:

•	Server products and services, including Windows Server, Microsoft SQL Server, Visual Studio, System Center, and related CALs, as well as Microsoft Azure.

•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

More Personal Computing

Our More Personal Computing segment consists of products and services geared towards harmonizing the interests of end users, developers, and information technology professionals across screens of all sizes. This segment primarily comprises:

•

Windows, including Windows OEM licensing (“Windows OEM”) and other non-volume licensing of the Windows operating system, volume licensing of the Windows operating system (“Windows VL”), patent licensing, Windows Embedded, MSN display advertising, and Windows Phone licensing.

•	Devices, including phones, Surface, and Microsoft PC accessories.

•	Gaming, including Xbox hardware; Xbox Live, comprising transactions, subscriptions, and advertising; video games; and third-party video game royalties.

•	Search advertising.

Revenue and costs are generally directly attributed to our segments. However, due to the integrated structure of our business, certain revenue recognized and costs incurred by one segment may benefit other segments. Revenue on certain contracts is allocated among the segments based on the relative value of the underlying products and services, which can include allocation based on actual prices charged, prices when sold separately, or estimated costs plus a profit margin. Cost of revenue is allocated in certain cases based on a relative revenue methodology. Operating expenses that are allocated primarily include those relating to marketing of products and services from which multiple segments benefit, and are generally allocated based on relative gross margin.

In addition, certain costs incurred at a corporate level that are identifiable and that benefit our segments are allocated to them. These allocated costs include costs of: legal, including settlements and fines; information technology; human resources; finance; excise taxes; field selling; shared facilities services; and customer service and support. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Revenue and expenses associated with non-Microsoft products sold in our retail stores are allocated from Corporate and Other to reportable segments as a marketing charge, using the stores as a sales channel, based on the related revenue sold through the stores. Certain corporate-level activity is not allocated to our segments, including impairment, integration, and restructuring expenses.

PART I

Item 1

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2015	2014

Revenue

Productivity and Business Processes	$6,306	$6,490
Intelligent Cloud	5,892	5,475
More Personal Computing	9,381	11,236
Corporate and Other	(1,200)	0

Total revenue	$20,379	$23,201

(In millions)

Three Months Ended September 30,	2015	2014

Operating income (loss)

Productivity and Business Processes	$3,105	$3,338
Intelligent Cloud	2,400	2,106
More Personal Computing	1,562	1,619
Corporate and Other	(1,274)	(1,219)

Total operating income (loss)	$5,793	$5,844

Corporate and Other operating income (loss) includes impairment, integration, and restructuring expenses, adjustments to conform our internal accounting policies to U.S. GAAP, and other corporate-level activity not specifically allocated to a segment. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition, income statement classification, and depreciation.

Corporate and Other activity was as follows:

(In millions)

Three Months Ended September 30,	2015	2014

Impairment, integration, and restructuring expenses	$0	$(1,140)
Revenue reconciling amounts (a)	(1,278)	(44)
Other	4	(35)

Total Corporate and Other	$(1,274)	$(1,219)

(a)

Revenue reconciling amounts for the three months ended September 30, 2015, included a net $1.3 billion of revenue deferrals related to sales of Windows 10. Revenue reconciling amounts for the three months ended September 30, 2014 included a net $29 million of revenue deferrals related to sales of bundled products and services (“Bundled Offerings”).

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of September 30, 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 31, 2015 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

October 22, 2015

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

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2015, and our consolidated financial statements and the accompanying Notes to Financial Statements in this Form 10-Q.

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

In July 2015, we announced a restructuring of our phone business, including the creation of the Windows and Devices Group. This reinforces our strategy to create a vibrant Windows ecosystem with a single set of experiences across our first-party device family and original equipment manufacturer (“OEM”) offerings. Part of this strategy involves focusing our phone devices on a narrower range of customer categories and differentiating through the combination of hardware and software we are uniquely positioned to offer.

Highlights from the first quarter of fiscal year 2016 included:

•

We launched Windows 10 as a service that unites experiences across a wide range of devices with innovations that increase productivity and flexibility; Windows 10 is now running on 110 million devices around the world.

•	Our commercial cloud, which primarily comprises Office 365 Commercial, Microsoft Azure, and Dynamics CRM Online, reached an annualized run rate* exceeding $8.2 billion.

•	Office 365 Consumer subscribers increased to 18.2 million, with approximately 3 million subscribers added in the quarter.

•	Dynamics CRM Online enterprise installed base more than tripled year-over-year.

•	Microsoft Azure revenue and compute usage more than doubled year-over-year, and we now have over 20,000 Enterprise Mobility customers.

•	Xbox Live monthly active users grew 28% to 39 million.

PART I

Item 2

*	Annualized run rate was calculated by multiplying September 2015 revenue by twelve months.

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

Economic Conditions, Challenges, and Risks

The market for software, devices, and cloud-based services is dynamic and highly competitive. Our competitors are developing new software and devices, while also deploying competing cloud-based services for consumers and businesses. The devices and form factors customers prefer evolve rapidly, and influence how users access services in the cloud, and in some cases, the user’s choice of which suite of cloud-based services to use. We must continue to evolve and adapt over an extended time in pace with this changing environment. The investments we are making in devices and infrastructure will continue to increase our operating costs and may decrease our operating margins.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. The strengthening of the U.S. dollar relative to certain foreign currencies throughout fiscal year 2015 negatively impacted reported revenue and reduced reported expenses from our international operations in the current period as compared to the prior year.

See a discussion of these factors and other risks under Risk Factors (Part II, Item 1A of this Form 10-Q).

Seasonality

Our revenue historically has fluctuated quarterly and has generally been highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers.

Unearned Revenue

Quarterly and annual revenue is impacted by the deferral of revenue, including:

•	Revenue deferred on Windows 10 licenses to reflect ratable recognition over the life of the device.

•	Revenue deferred on bundled products and services (“Bundled Offerings”).

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

PART I

Item 2

In June 2015, we announced a change in organizational structure as part of our transformation in the mobile-first, cloud-first world. During the first quarter of fiscal year 2016, the Company’s chief operating decision maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in fiscal year 2016, we report our financial performance based on our new segments; Productivity and Business Processes, Intelligent Cloud, and More Personal Computing, and analyze operating income as the measure of segment profitability. We have recast certain previously reported amounts to conform to the way we internally manage and monitor segment performance.

Our reportable segments are described below.

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including volume licensing and subscriptions to Office 365 Commercial for products and services such as Microsoft Office, Exchange, SharePoint, and Skype for Business, and related Client Access Licenses (“CALs”).

•	Office Consumer, including Office sold through retail or through an Office 365 Consumer subscription, and Office Consumer Services, including Outlook.com, OneDrive, and consumer Skype services.

•	Microsoft Dynamics business solutions, including Dynamics ERP products, Dynamics CRM on-premises, and Dynamics CRM Online (“Microsoft Dynamics”).

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and services that can power modern business. This segment primarily comprises:

•	Server products and services, including Windows Server, Microsoft SQL Server, Visual Studio, System Center, and related CALs, as well as Microsoft Azure.

•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

More Personal Computing

Our More Personal Computing segment consists of products and services geared towards harmonizing the interests of end users, developers, and information technology professionals across screens of all sizes. This segment primarily comprises:

•

Windows, including Windows OEM licensing (“Windows OEM”) and other non-volume licensing of the Windows operating system, volume licensing of the Windows operating system (“Windows VL”), patent licensing, Windows Embedded, MSN display advertising, and Windows Phone licensing.

•	Devices, including phones, Surface, and Microsoft PC accessories.

•	Gaming, including Xbox hardware; Xbox Live, comprising transactions, subscriptions, and advertising; video games; and third-party video game royalties.

•	Search advertising.

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2015	2014

Revenue	$20,379	$23,201	(12)%
Gross margin	$13,172	$14,928	(12)%
Operating income	$5,793	$5,844	(1)%
Diluted earnings per share	$0.57	$0.54	6%

PART I

Item 2

Revenue decreased $2.8 billion or 12%, primarily due to lower revenue from More Personal Computing and the impact of a net $1.3 billion revenue deferral related to Windows 10, offset in part by revenue growth in Intelligent Cloud. Revenue included an unfavorable foreign currency impact of approximately 5%. More Personal Computing revenue decreased, primarily due to lower revenue from phones, reflecting a change in strategy for the phone business. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and services, including Microsoft Azure.

Operating income decreased slightly, primarily due to lower gross margin, offset in part by a reduction in impairment, integration, and restructuring expenses, as well as lower sales and marketing expenses. Gross margin decreased $1.8 billion or 12%, driven by Windows 10 net revenue deferrals, as well as lower gross margin from More Personal Computing and Productivity and Business Processes, offset in part by higher gross margin from Intelligent Cloud. Gross margin included an unfavorable foreign currency impact of approximately 6%.

Key changes in expenses were:

•	Cost of revenue decreased $1.1 billion or 13%, mainly due to lower phones sales.

•	Impairment, integration, and restructuring expenses were $1.1 billion in the prior year, comprised mainly of restructuring charges associated with our Phone Hardware Integration Plan.

•

Sales and marketing expenses decreased $395 million or 11%, mainly due to a decline in phones advertising and marketing program costs, and a reduction in headcount-related expenses. Sales and marketing expenses included a favorable foreign currency impact of approximately 6%.

Current year diluted earnings per share (“EPS”) was negatively impacted by Windows 10 revenue deferrals, which decreased EPS by $0.10. Prior year diluted EPS was negatively impacted by impairment, integration, and restructuring expenses, which decreased diluted EPS by $0.11.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2015	2014

Revenue

Productivity and Business Processes	$6,306	$6,490	(3)%
Intelligent Cloud	5,892	5,475	8%
More Personal Computing	9,381	11,236	(17)%
Corporate and Other	(1,200)	0	*

Total revenue	$20,379	$23,201	(12)%

Operating income (loss)

Productivity and Business Processes	$3,105	$3,338	(7)%
Intelligent Cloud	2,400	2,106	14%
More Personal Computing	1,562	1,619	(4)%
Corporate and Other	(1,274)	(1,219)	*

Total operating income (loss)	$5,793	$5,844	(1)%

*	Not meaningful

Reportable Segments

Productivity and Business Processes

Productivity and Business Processes revenue decreased $184 million or 3%, mainly due to an unfavorable foreign currency impact of approximately 7%.

•

Office Consumer revenue decreased $105 million or 13%, driven by an unfavorable foreign currency impact of approximately 9% and a decline in the consumer PC market, offset in part by revenue growth from Office 365 Consumer, mainly due to recurring subscriptions.

PART I

Item 2

•

Office Commercial revenue decreased $98 million or 2%, driven by an unfavorable foreign currency impact of approximately 7%, as well as lower transactional license volume, reflecting a decline in the business PC market. The decrease was offset in part by revenue growth from Office 365 Commercial, mainly due to an increase in subscribers and higher premium mix.

•	Microsoft Dynamics revenue increased 3%, mainly due to higher revenue from Dynamics CRM Online, driven by seat growth.

Productivity and Business Processes operating income decreased $233 million or 7%, driven by lower gross margin, offset in part by a reduction in operating expenses. Gross margin decreased $363 million or 6%, primarily due to the decline in Office revenue, as well as higher cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 7%. Cost of revenue increased $179 million or 21%, primarily due to the increasing cloud mix of revenue. Operating expenses decreased $130 million or 6%, driven by lower sales and marketing expenses. Sales and marketing expenses decreased $89 million or 7%, mainly due to a reduction in headcount-related expenses.

Intelligent Cloud

Intelligent Cloud revenue increased $417 million or 8%, mainly due to higher server products and services revenue, as well as higher Enterprise Services revenue. Intelligent Cloud revenue included an unfavorable foreign currency impact of approximately 6%. Our server products and services revenue grew $271 million or 6%, driven by higher revenue from premium versions of Microsoft SQL Server, Windows Server, and System Center, and 121% revenue growth from Microsoft Azure. Enterprise Services revenue grew $116 million or 9%, mainly due to growth in Premier Support Services.

Intelligent Cloud operating income increased $294 million or 14%, primarily due to higher gross margin, offset in part by higher operating expenses. Gross margin increased $334 million or 8%, driven by revenue growth from our server products and services. Gross margin included an unfavorable foreign currency impact of approximately 7%. Cost of revenue increased $83 million or 6%, driven by support for cloud services. Operating expenses increased $40 million or 2%.

More Personal Computing

More Personal Computing revenue decreased $1.9 billion or 17%, mainly due to lower revenue from Devices and Windows, offset in part by higher search advertising revenue. More Personal Computing revenue included an unfavorable foreign currency impact of approximately 4%.

•

Devices revenue decreased $1.8 billion or 49%, mainly due to lower revenue from phones, driven by the shift in strategy for the phone business, as well as lower Surface revenue. Phones revenue decreased $1.5 billion or 58%, as we sold 5.8 million Lumia phones and 25.5 million other non-Lumia phones in the first quarter of fiscal year 2016, compared with 9.3 million and 42.9 million sold, respectively, in the prior year. Surface revenue decreased $236 million or 26%, primarily driven by the release of Surface Pro 3 in June 2014.

•

Windows revenue decreased $322 million or 7%, mainly due to lower revenue from Windows OEM and patent licensing. Windows OEM revenue decreased $189 million or 6%, driven by declines in the business and consumer PC markets. Windows OEM Pro revenue declined 7%, slightly ahead of the performance of the business PC market. Windows OEM non-Pro revenue declined 4%, outperforming the consumer PC market, driven by a higher mix of premium licenses sold. Patent licensing revenue decreased, due to a decline in units and patent revenue per license, driven by a reduction in the average selling price of smartphones.

•	Search advertising revenue, excluding traffic acquisition costs, increased $127 million or 23%, primarily driven by growth in Bing, due to higher revenue per search and search volume.

•

Gaming revenue increased slightly, as growth in revenue from Xbox Live and video games was offset in part by lower Xbox hardware revenue. Xbox Live revenue increased 17%, driven by both higher volumes of transactions and revenue per transaction. Video games revenue grew 66%, driven by sales of Minecraft. We acquired Mojang AB, the Swedish video game developer of the Minecraft gaming franchise, in November 2014. Xbox hardware revenue decreased 17%, mainly due to lower volumes of Xbox 360 consoles sold.

More Personal Computing operating income decreased slightly, primarily due to lower gross margin, offset in part by lower operating expenses.

•

Gross margin decreased $564 million or 10%, reflecting lower revenue, primarily as a result of lower phones sales, offset in part by a reduction in cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 6%. Cost of revenue decreased $1.3 billion or 22%, driven by lower Devices cost of revenue.

PART I

Item 2

•

Operating expenses decreased $507 million or 13%, mainly due to lower sales and marketing expenses and lower research and development expenses. Sales and marketing expenses decreased $308 million or 18%, driven by a decline in phones advertising and marketing program costs. Research and development expenses decreased $158 million or 9%, mainly due to lower headcount-related expenses, as well as capitalization of certain software development costs.

Corporate and Other

Corporate and Other revenue primarily comprises certain revenue deferrals, including those related to Windows 10 and Bundled Offerings, as well as revenue from non-Microsoft products sold in our retail stores. Corporate and Other operating income (loss) primarily comprises revenue deferrals and corporate-level activity not specifically allocated to a segment, including impairment, integration, and restructuring expenses.

Corporate and Other revenue decreased $1.2 billion, primarily due to the shift to ratable revenue recognition of Windows 10 in the current fiscal year. During the three months ended September 30, 2015, we deferred a net $1.3 billion of revenue related to Windows 10. During the three months ended September 30, 2014, we deferred a net $29 million of revenue related to Bundled Offerings.

Corporate and Other operating loss increased $55 million, primarily due to decreased revenue, offset in part by a $1.1 billion decline in impairment, integration, and restructuring expenses, reflecting prior year costs associated with the acquisition of Nokia Corporation’s Devices and Services business (“NDS”).

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2015	2014

Research and development	$2,962	$3,065	(3)%
As a percent of revenue	15%	13%	2ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Research and development expenses decreased $103 million or 3%, driven by lower phones expenses and capitalization of certain software development costs associated with Office 2016 and Windows 10, partially offset by increased investment in Intelligent Cloud and Surface. Research and development expenses included a favorable foreign currency impact of approximately 2%.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2015	2014

Sales and marketing	$3,333	$3,728	(11)%
As a percent of revenue	16%	16%	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

PART I

Item 2

Sales and marketing expenses decreased $395 million or 11%, primarily due to a decline in phones advertising and marketing program costs, and a reduction in headcount-related expenses, partially offset by Windows 10 marketing expenses. Sales and marketing expenses included a favorable foreign currency impact of approximately 6%.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2015	2014

General and administrative	$1,084	$1,151	(6)%
As a percent of revenue	5%	5%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

General and administrative expenses decreased $67 million or 6%, mainly due to lower headcount-related expenses. General and administrative expenses included a favorable foreign currency impact of approximately 3%.

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

Impairment, integration, and restructuring expenses were $1.1 billion during the three months ended September 30, 2014, comprised mainly of restructuring charges of $1.0 billion, including employee severance expenses and the write-down of certain assets in connection with our Phone Hardware Integration Plan. See Note 13 – Restructuring Charges of the Notes to Financial Statements for discussion of our restructuring plans.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2015	2014

Dividends and interest income	$199	$225
Interest expense	(249)	(161)
Net recognized gains on investments	2	79
Net losses on derivatives	(103)	(134)
Net gains (losses) on foreign currency remeasurements	(36)	78
Other	(93)	(35)

Total	$(280)	$52

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

Dividends and interest income decreased due to lower yields offset in part by higher portfolio balances. Interest expense increased primarily due to higher outstanding long-term debt. Net recognized gains on investments decreased primarily due to lower gains on sales of equity and fixed income securities and higher other-than-temporary impairments. Net losses on derivatives decreased due to higher gains on equity derivatives and lower losses on commodity and interest rate derivatives, offset in part by higher losses on foreign exchange contracts. Other during the current period reflects a loss on a divestiture and recognized losses from certain joint ventures.

PART I

Item 2

INCOME TAXES

Our effective tax rate for the three months ended September 30, 2015 and 2014 was 16% and 23%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

This quarter’s effective tax rate was lower than the prior year’s first quarter effective tax rate, primarily due to changes in the geographic mix of our business and lower non-deductible operating losses.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. A final decision has yet to be issued by the U.S. Tax Court due to other outstanding procedural issues. At this time, the U.S. Department of the Treasury has not withdrawn the requirement from its regulations to include stock-based compensation. The I.R.S. has the right to appeal the U.S. Tax Court decision. We concluded that no adjustment to our consolidated financial statements is appropriate at this time due to the uncertainties with respect to the ultimate resolution of this case.

Tax contingencies and other income tax liabilities were $11.9 billion and $12.1 billion as of September 30, 2015 and June 30, 2015, respectively, and are included in other long-term liabilities. This decrease relates primarily to a partial settlement of the I.R.S. audit for tax years 2007 to 2009. While we settled a portion of the I.R.S. audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the I.R.S. audit for tax years 2007 to 2009 during the current quarter, we remain under audit for those years. In February 2012, the I.R.S. withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of September 30, 2015, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the I.R.S. for tax years 2007 to 2015.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2015, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $99.4 billion as of September 30, 2015, compared with $96.5 billion as of June 30, 2015. Equity and other investments were $11.4 billion as of September 30, 2015 compared with $12.1 billion as of June 30, 2015. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments at September 30, 2015, $96.0 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $2.1 billion. As of September 30, 2015, approximately 80% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 5% were invested in corporate notes and bonds of U.S. companies, and approximately 5% were invested in U.S. mortgage- and asset-backed securities, all of which are denominated in U.S. dollars.

PART I

Item 2

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $154 million as of September 30, 2015. Our average and maximum securities lending payable balances for the three months ended September 30, 2015 were $201 million and $761 million, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

Cash Flows

Cash flows from operations increased $240 million to $8.6 billion, mainly due to lower operating expenditures, offset in part by a decrease in cash received from customers. Cash used in financing increased $670 million to $3.6 billion, mainly due to a $1.9 billion increase in cash used for common stock repurchases, a $220 million decrease in excess tax benefits from stock-based compensation, and a $168 million increase in dividends paid, offset in part by a $1.8 billion increase in proceeds from issuances of debt, net of repayments. Cash used in investing decreased $2.7 billion to $5.1 billion, mainly due to a $2.6 billion decrease in cash used for net investment purchases, sales, and maturities.

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

Unearned Revenue

Unearned revenue at September 30, 2015 was comprised mainly of unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue at September 30, 2015 also included payments for: post-delivery support and consulting services to be performed in the future; Windows 10 licenses; Xbox Live subscriptions

PART I

Item 2

and prepaid points; Microsoft Dynamics business solutions products; Office 365 subscriptions; Skype prepaid credits and subscriptions; Bundled Offerings; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of September 30, 2015:

(In millions)

Three Months Ending,

December 31, 2015	$9,336
March 31, 2016	6,831
June 30, 2016	4,180
September 30, 2016	1,256
Thereafter	2,784

Total	$24,387

Share Repurchases

During the three months ended September 30, 2015, we repurchased 89 million shares of our common stock for $4.0 billion under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. While the program has no expiration date, we intend to complete it by December 31, 2016. As of September 30, 2015, $17.9 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

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

PART I

Item 2

Customers purchasing a Windows 10 license will receive unspecified updates and upgrades over the life of their Windows 10 device at no additional cost. As these updates and upgrades will not be sold on a stand-alone basis, we are unable to establish VSOE. Accordingly, revenue from licenses of Windows 10 will be recognized ratably over the estimated life of the related device, which ranges between two to four years.

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

As of September 30, 2015, none of our reporting units were considered to be at risk of impairment.

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

The following table sets forth the one-day VaR for substantially all of our positions as of September 30, 2015 and June 30, 2015 and for the three months ended September 30, 2015:

(In millions)

	September 30, 2015	June 30, 2015	Three Months Ended September 30, 2015

Risk Categories			Average	High	Low

Foreign currency	$ 218	$ 120	$ 158	$ 258	$ 103
Interest rate	$ 57	$ 51	$ 56	$ 62	$ 50
Equity	$ 156	$ 149	$ 150	$ 160	$ 137
Commodity	$ 11	$ 13	$ 11	$ 13	$ 8

Total one-day VaR for the combined risk categories was $324 million at September 30, 2015 and $237 million at June 30, 2015. The total VaR is 27% less at September 30, 2015, and 29% less at June 30, 2015, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

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

PART II

Item 1A

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

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.    We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge in our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations. For example, in the fourth quarter of fiscal year 2015, we recorded a $5.1 billion charge for the impairment of goodwill and a $2.2 billion charge for the impairment of intangible assets.

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

PART II

Item 1A

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

Third parties may claim we infringe their intellectual property rights.    From time to time, others claim we infringe their intellectual property rights. The number of these claims may grow because of constant technological change in the markets in which we compete, the extensive patent coverage of existing technologies, the rapid rate of issuance of new patents, and our offering of first-party devices, such as Surface and Lumia phones. To resolve these claims, we may enter into royalty and licensing agreements on terms that are less favorable than currently available, stop selling or redesign affected products or services, or pay damages to satisfy indemnification commitments with our customers. These outcomes may cause operating margins to decline. Besides money damages, in some jurisdictions plaintiffs can seek injunctive relief that may limit or prevent importing, marketing, and selling our products or services that have infringing technologies. In some countries, such as Germany, an injunction can be issued before the parties have fully litigated the validity of the underlying patents. We have paid significant amounts to settle claims related to the use of technology and intellectual property rights and to procure intellectual property rights as part of our strategy to manage this risk, and may continue to do so.

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

Security of Microsoft’s information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers, and sophisticated organizations including state-sponsored organizations or nation-states themselves, may take steps that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software to attack our products and services and gain access to our networks and datacenters, using social engineering techniques, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.

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

PART II

Item 1A

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

PART II

Item 1A

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

Our global operations subject us to potential liability under anti-corruption, trade protection, and other laws and regulations.    The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we receive inquiries from authorities in the U.S. and elsewhere and reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Operations outside the U.S. may be affected by changes in trade protection laws, policies, and measures, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we sell goods or services in violation of U.S. trade sanctions on countries such as Iran, North Korea, Cuba, Sudan, and Syria.

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

PART II

Item 1A

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

PART II

Item 1A

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

PART II

Item 2, 5

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

July 1, 2015 – July 31, 2015	34,154,186	$ 45.52	34,154,186	$ 20,328
August 1, 2015 – August 31, 2015	26,525,038	$ 44.90	26,525,038	$ 19,137
September 1, 2015 – September 30, 2015	28,793,609	$ 43.55	28,793,609	$ 17,883

	89,472,833		89,472,833

During the three months ended September 30, 2015, we repurchased 89 million shares of our common stock for $4.0 billion under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. While the program has no expiration date, we intend to complete it by December 31, 2016. As of September 30, 2015, $17.9 billion remained of the $40.0 billion share repurchase program. All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

ITEM 5. OTHER INFORMATION

Effective October 16, 2015, the Company amended the Senior Executive Severance Benefit Plan (the “Severance Plan”), which provides to certain executives who participate in the Company’s Executive Incentive Program a severance benefit if they are terminated without cause. As amended, this benefit consists of (i) a severance payment equal to one-times annual base salary plus target annual cash award, (ii) pro-rata payment of the executive’s annual cash award, (iii) six months of continued health care premiums under COBRA, (iv) twelve months of outplacement assistance, (v) continued vesting in stock awards that would otherwise vest in the 12 months after termination of employment, (vi) an extra year of credit towards eligibility for “retirement” under stock awards that are eligible for retirement-based vesting, and (vii) continued vesting in a pro-rata portion of any performance stock awards (with the number of shares being prorated equal to the lesser of the earned award shares or target award shares). There is no change-in-control provision in the Severance Plan. To receive the severance benefit, the executive is required to execute a separation agreement that includes a release of claims, confidentiality and non-disparagement provisions, and twelve-month non-compete/non-solicitation restrictions.

PART II

Item 6

ITEM 6. EXHIBITS

10.17*	Executive Officer Incentive Plan

10.18*	Form of Executive Officer Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan

10.21*	Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan (Service-Based)

10.22*	Senior Executive Severance Benefit Plan

10.25*	Form of Executive Officer Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement

**	Furnished, not filed

Items 3 and 4 are not applicable and have been omitted.

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Duly Authorized Officer)

October 22, 2015