Form 10-Q
period 2015-12-31
MICROSOFT CORP
filed 2016-01-28
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2015

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 22, 2016

Common Stock, $0.00000625 par value per share	7,909,302,774 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2015

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Revenue	$23,796	$26,470	$44,175	$49,671
Cost of revenue	9,872	10,136	17,079	18,409

Gross margin	13,924	16,334	27,096	31,262
Research and development	2,900	2,903	5,862	5,968
Sales and marketing	3,960	4,315	7,293	8,043
General and administrative	1,038	1,097	2,122	2,248
Impairment, integration, and restructuring	0	243	0	1,383

Operating income	6,026	7,776	11,819	13,620
Other income (expense), net	(171)	74	(451)	126

Income before income taxes	5,855	7,850	11,368	13,746
Provision for income taxes	857	1,987	1,750	3,343

Net income	$4,998	$5,863	$9,618	$10,403

Earnings per share:
Basic	$0.63	$0.71	$1.21	$1.26
Diluted	$0.62	$0.71	$1.20	$1.25

Weighted average shares outstanding:
Basic	7,964	8,228	7,980	8,238
Diluted	8,028	8,297	8,047	8,321

Cash dividends declared per common share	$0.36	$0.31	$0.72	$0.62

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Net income	$4,998	$5,863	$9,618	$10,403

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $5, $6, $28, and $10)	(49)	247	8	566
Net unrealized gains (losses) on investments (net of tax effects of $86, $(124), $(222), and $(226))	160	(231)	(411)	(420)
Translation adjustments and other (net of tax effects of $(9), $(211), $(21), and $(258))	(76)	(390)	(346)	(471)

Other comprehensive income (loss)	35	(374)	(749)	(325)

Comprehensive income	$5,033	$5,489	$8,869	$10,078

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	December 31, 2015	June 30, 2015

Assets
Current assets:
Cash and cash equivalents	$7,185	$5,595
Short-term investments (including securities loaned of $360 and $75)	95,455	90,931

Total cash, cash equivalents, and short-term investments	102,640	96,526
Accounts receivable, net of allowance for doubtful accounts of $384 and $335	14,507	17,908
Inventories	2,702	2,902
Deferred income taxes	1,618	1,915
Other	6,345	5,461

Total current assets	127,812	124,712
Property and equipment, net of accumulated depreciation of $18,008 and $17,606	15,789	14,731
Equity and other investments	11,514	12,053
Goodwill	17,436	16,939
Intangible assets, net	4,619	4,835
Other long-term assets	2,928	2,953

Total assets	$180,098	$176,223

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,936	$6,591
Short-term debt	3,000	4,985
Current portion of long-term debt	750	2,499
Accrued compensation	3,649	5,096
Income taxes	493	606
Short-term unearned revenue	20,929	23,223
Securities lending payable	439	92
Other	6,447	6,766

Total current liabilities	42,643	49,858
Long-term debt	40,679	27,808
Long-term unearned revenue	4,102	2,095
Deferred income taxes	2,194	2,835
Other long-term liabilities	13,700	13,544

Total liabilities	103,318	96,140

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 7,925 and 8,027	68,279	68,465
Retained earnings	6,728	9,096
Accumulated other comprehensive income	1,773	2,522

Total stockholders’ equity	76,780	80,083

Total liabilities and stockholders’ equity	$180,098	$176,223

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Operations
Net income	$4,998	$5,863	$9,618	$10,403
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	1,544	1,521	3,005	2,949
Stock-based compensation expense	658	633	1,332	1,279
Net recognized losses (gains) on investments and derivatives	50	(179)	151	(124)
Excess tax benefits from stock-based compensation	(20)	(22)	(302)	(524)
Deferred income taxes	(247)	314	(174)	615
Deferral of unearned revenue	12,570	10,200	22,993	18,222
Recognition of unearned revenue	(11,929)	(11,495)	(23,284)	(22,138)
Changes in operating assets and liabilities:
Accounts receivable	(3,118)	(3,378)	3,258	3,249
Inventories	1,104	1,070	167	587
Other current assets	(912)	(159)	(1,192)	(439)
Other long-term assets	56	170	51	449
Accounts payable	369	137	234	(522)
Other current liabilities	105	(986)	(1,919)	(2,152)
Other long-term liabilities	370	651	254	840

Net cash from operations	5,598	4,340	14,192	12,694

Financing
Proceeds from issuance (repayments) of short-term debt, maturities of 90 days or less, net	(7,031)	4,798	(2,141)	7,797
Proceeds from issuance of debt	13,128	0	13,249	0
Repayments of debt	(121)	0	(1,871)	(1,500)
Common stock issued	117	121	336	337
Common stock repurchased	(3,678)	(2,145)	(8,435)	(5,033)
Common stock cash dividends paid	(2,868)	(2,547)	(5,343)	(4,854)
Excess tax benefits from stock-based compensation	20	22	302	524
Other	(65)	285	(243)	285

Net cash from (used in) financing	(498)	534	(4,146)	(2,444)

Investing
Additions to property and equipment	(2,024)	(1,490)	(3,380)	(2,772)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(381)	(2,794)	(771)	(2,935)
Purchases of investments	(34,750)	(19,167)	(72,320)	(43,252)
Maturities of investments	5,351	2,389	11,037	4,082
Sales of investments	28,191	16,108	56,693	32,553
Securities lending payable	285	238	347	(129)

Net cash used in investing	(3,328)	(4,716)	(8,394)	(12,453)

Effect of foreign exchange rates on cash and cash equivalents	(18)	(34)	(62)	(40)

Net change in cash and cash equivalents	1,754	124	1,590	(2,243)
Cash and cash equivalents, beginning of period	5,431	6,302	5,595	8,669

Cash and cash equivalents, end of period	$7,185	$6,426	$7,185	$6,426

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Common stock and paid-in capital
Balance, beginning of period	$68,093	$68,362	$68,465	$68,366
Common stock issued	117	121	336	337
Common stock repurchased	(609)	(376)	(2,157)	(1,744)
Stock-based compensation expense	658	633	1,332	1,279
Stock-based compensation income tax benefits	20	23	302	525
Other, net	0	2	1	2

Balance, end of period	68,279	68,765	68,279	68,765

Retained earnings
Balance, beginning of period	7,614	18,051	9,096	17,710
Net income	4,998	5,863	9,618	10,403
Common stock cash dividends	(2,846)	(2,534)	(5,708)	(5,093)
Common stock repurchased	(3,038)	(1,649)	(6,278)	(3,289)

Balance, end of period	6,728	19,731	6,728	19,731

Accumulated other comprehensive income
Balance, beginning of period	1,738	3,757	2,522	3,708
Other comprehensive income (loss)	35	(374)	(749)	(325)

Balance, end of period	1,773	3,383	1,773	3,383

Total stockholders’ equity	$76,780	$91,879	$76,780	$91,879

See accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

We prepare our unaudited interim consolidated financial statements in conformity with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2015 Form 10-K and Form 8-K filed with the U.S. Securities and Exchange Commission on July 31, 2015 and October 27, 2015, respectively.

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

Recasting of Certain Prior Period Information

In June 2015, we announced a change in organizational structure as part of our transformation in the mobile-first, cloud-first world. During the first quarter of fiscal year 2016, the Company’s chief operating decision maker, who is also our Chief Executive Officer, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in fiscal year 2016, we report our financial performance based on our new segments described in Note 18 –Segment Information. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during fiscal year 2016. This change primarily impacted Note 9 – Goodwill, Note 14 – Unearned Revenue, and Note 18 – Segment Information, with no impact on consolidated net income or cash flows.

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

Revenue Recognition for Windows 10 Licenses

Customers purchasing a Windows 10 license will receive unspecified updates and upgrades over the life of their Windows 10 device at no additional cost. As these updates and upgrades will not be sold on a stand-alone basis, we are unable to establish vendor-specific objective evidence of fair value. Accordingly, revenue from licenses of Windows 10 is recognized ratably over the estimated life of the related device, which ranges between two to four years.

PART I

Item 1

Recent Accounting Guidance Not Yet Adopted

In May 2014, the Financial Accounting Standards Board (“FASB”) issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2018, and adoption as of the original effective date of July 1, 2017 is permitted. We anticipate this standard will have a material impact on our consolidated financial statements, and we are currently evaluating its impact.

In January 2016, the FASB issued a new standard to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). The new standard will be effective for us beginning July 1, 2018. The application of the amendments will result in a cumulative-effect adjustment to our consolidated balance sheet as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Net income available for common shareholders (A)	$4,998	$5,863	$9,618	$10,403

Weighted average outstanding shares of common stock (B)	7,964	8,228	7,980	8,238
Dilutive effect of stock-based awards	64	69	67	83

Common stock and common stock equivalents (C)	8,028	8,297	8,047	8,321

Earnings Per Share

Basic (A/B)	$0.63	$0.71	$1.21	$1.26
Diluted (A/C)	$0.62	$0.71	$1.20	$1.25

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Dividends and interest income	$200	$183	$399	$408
Interest expense	(309)	(162)	(558)	(323)
Net recognized gains on investments	106	317	108	396
Net losses on derivatives	(156)	(138)	(259)	(272)
Net gains (losses) on foreign currency remeasurements	2	83	(34)	161
Other	(14)	(209)	(107)	(244)

Total	$(171)	$74	$(451)	$126

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Other-than-temporary impairments of investments	$(127)	$(26)	$(162)	$(35)
Realized gains from sales of available-for-sale securities	351	421	458	539
Realized losses from sales of available-for-sale securities	(118)	(78)	(188)	(108)

Total	$106	$317	$108	$396

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, but excluding held-to-maturity investments, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

December 31, 2015

Cash	$3,480	$0	$0	$3,480	$3,480	$0	$0
Mutual funds	1,428	0	0	1,428	1,428	0	0
Commercial paper	790	0	0	790	790	0	0
Certificates of deposit	1,062	0	0	1,062	921	141	0
U.S. government and agency securities	79,113	11	(232)	78,892	350	78,542	0
Foreign government bonds	4,973	3	(39)	4,937	216	4,721	0
Mortgage- and asset-backed securities	4,849	17	(9)	4,857	0	4,857	0
Corporate notes and bonds	6,914	65	(106)	6,873	0	6,873	0
Municipal securities	285	36	0	321	0	321	0
Common and preferred stock	6,395	4,862	(333)	10,924	0	0	10,924
Other investments	565	0	0	565	0	0	565

Total	$109,854	$4,994	$(719)	$114,129	$7,185	$95,455	$11,489

PART I

Item 1

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2015

Cash	$3,679	$0	$0	$3,679	$3,679	$0	$0
Mutual funds	1,100	0	0	1,100	1,100	0	0
Commercial paper	1	0	0	1	1	0	0
Certificates of deposit	906	0	0	906	776	130	0
U.S. government and agency securities	72,843	76	(30)	72,889	39	72,850	0
Foreign government bonds	5,477	3	(24)	5,456	0	5,456	0
Mortgage- and asset-backed securities	4,899	23	(6)	4,916	0	4,916	0
Corporate notes and bonds	7,192	97	(37)	7,252	0	7,252	0
Municipal securities	285	35	(1)	319	0	319	0
Common and preferred stock	6,668	4,986	(215)	11,439	0	0	11,439
Other investments	597	0	0	597	0	8	589

Total	$103,647	$5,220	$(313)	$108,554	$5,595	$90,931	$12,028

As of December 31, 2015 and June 30, 2015, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $727 million and $561 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

We lend certain fixed-income and equity securities to increase investment returns. These transactions are accounted for as secured borrowings and the loaned securities continue to be carried as investments on our consolidated balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. As of December 31, 2015, the collateral received under these agreements totaled $439 million which is primarily comprised of U.S. government and agency securities.

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2015

U.S. government and agency securities	$72,914	$(202)	$566	$(30)	$73,480	$(232)
Foreign government bonds	3,635	(9)	52	(30)	3,687	(39)
Mortgage- and asset-backed securities	3,428	(9)	329	0	3,757	(9)
Corporate notes and bonds	4,168	(68)	377	(38)	4,545	(106)
Common and preferred stock	1,329	(225)	440	(108)	1,769	(333)

Total	$85,474	$(513)	$1,764	$(206)	$87,238	$(719)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2015

U.S. government and agency securities	$6,636	$(9)	$421	$(21)	$7,057	$(30)
Foreign government bonds	4,611	(12)	18	(12)	4,629	(24)
Mortgage- and asset-backed securities	3,171	(5)	28	(1)	3,199	(6)
Corporate notes and bonds	2,946	(29)	104	(8)	3,050	(37)
Municipal securities	36	(1)	0	0	36	(1)
Common and preferred stock	1,389	(180)	148	(35)	1,537	(215)

Total	$18,789	$(236)	$719	$(77)	$19,508	$(313)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

December 31, 2015

Due in one year or less	$36,522	$36,479
Due after one year through five years	57,639	57,461
Due after five years through 10 years	2,519	2,441
Due after 10 years	1,306	1,351

Total	$97,986	$97,732

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar. As of December 31, 2015 and June 30, 2015, the total notional amounts of these foreign exchange contracts sold were $9.5 billion and $9.8 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of December 31, 2015 and June 30, 2015, the total notional amounts of these foreign exchange contracts sold were $4.7 billion and $5.3 billion, respectively.

PART I

Item 1

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of December 31, 2015, the total notional amounts of these foreign exchange contracts purchased and sold were $8.2 billion and $6.2 billion, respectively. As of June 30, 2015, the total notional amounts of these foreign exchange contracts purchased and sold were $9.7 billion and $11.0 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of December 31, 2015, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.6 billion and $2.3 billion, respectively, of which $733 million and $1.0 billion, respectively, were designated as hedging instruments. As of June 30, 2015, the total notional amounts of equity contracts purchased and sold for managing market price risk were $2.2 billion and $2.6 billion, respectively, of which $1.1 billion and $1.4 billion, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts, and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of December 31, 2015, the total notional amounts of fixed-interest rate contracts purchased and sold were $460 million and $2.8 billion, respectively. As of June 30, 2015, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.0 billion and $3.2 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of December 31, 2015 and June 30, 2015, the total notional derivative amounts of mortgage contracts purchased were $602 million and $812 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of December 31, 2015, the total notional amounts of credit contracts purchased and sold were $525 million and $428 million, respectively. As of June 30, 2015, the total notional amounts of credit contracts purchased and sold were $618 million and $430 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of December 31, 2015, the total notional amounts of commodity contracts purchased and sold were $642 million and $194 million, respectively. As of June 30, 2015, the total notional amounts of commodity contracts purchased and sold were $882 million and $316 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2015, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

PART I

Item 1

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

	December 31, 2015				June 30, 2015

	Assets			Liabilities	Assets			Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$19	$109	$0	$(141)	$17	$167	$0	$(79)
Equity contracts	135	0	0	(21)	148	0	0	(18)
Interest rate contracts	5	0	0	(15)	7	0	0	(12)
Credit contracts	9	0	0	(7)	16	0	0	(9)
Commodity contracts	1	0	0	(1)	0	0	0	0

Total	$169	$109	$0	$(185)	$188	$167	$0	$(118)

Designated Hedge Derivatives

Foreign exchange contracts	$17	$632	$0	$(57)	$56	$552	$0	$(31)
Equity contracts	0	0	10	(29)	0	0	25	(69)

Total	$17	$632	$10	$(86)	$56	$552	$25	$(100)

Total gross amounts of derivatives	$186	$741	$10	$(271)	$244	$719	$25	$(218)

Gross derivatives either offset or subject to an enforceable master netting agreement	$74	$741	$10	$(269)	$126	$719	$25	$(218)
Gross amounts of derivatives offset in the balance sheet	(108)	(113)	(10)	231	(66)	(71)	(25)	161

Net amounts presented in the balance sheet	(34)	628	0	(38)	60	648	0	(57)
Gross amounts of derivatives not offset in the balance sheet	0	0	0	0	0	0	0	0
Cash collateral received	0	0	0	(330)	0	0	0	(456)

Net amount	$(34)	$628	$0	$(368)	$60	$648	$0	$(513)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair-value hedges and their related hedged items:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Foreign Exchange Contracts

Derivatives	$48	$381	$(33)	$622
Hedged items	(41)	(382)	50	(624)

Total amount of ineffectiveness	$7	$(1)	$17	$(2)

Equity Contracts

Derivatives	$(59)	$18	$(92)	$(63)
Hedged items	59	(18)	92	63

Total amount of ineffectiveness	$0	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$(15)	$(9)	$4	$(13)

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash-flow hedges:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Effective Portion

Gains recognized in OCI (net of tax effects of $15, $8, $43, and $12)	$122	$357	$283	$692
Gains reclassified from AOCI into revenue	181	112	290	128

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	(72)	(74)	(154)	(142)

We estimate that $509 million of net derivative gains included in AOCI at December 31, 2015 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended December 31, 2015.

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

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Foreign exchange contracts	$(134)	$28	$(75)	$(205)
Equity contracts	(30)	(24)	4	(14)
Interest-rate contracts	9	24	8	18
Credit contracts	2	1	(3)	(4)
Commodity contracts	(52)	(106)	(136)	(217)

Total	$(205)	$(77)	$(202)	$(422)

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

PART I

Item 1

Our other current financial assets and our current financial liabilities have fair values that approximate their carrying values.

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

December 31, 2015

Assets

Mutual funds	$1,428	$0	$0	$1,428	$0	$1,428
Commercial paper	0	790	0	790	0	790
Certificates of deposit	0	1,062	0	1,062	0	1,062
U.S. government and agency securities	75,122	3,773	0	78,895	0	78,895
Foreign government bonds	68	4,907	0	4,975	0	4,975
Mortgage- and asset-backed securities	0	4,858	0	4,858	0	4,858
Corporate notes and bonds	0	6,728	1	6,729	0	6,729
Municipal securities	0	321	0	321	0	321
Common and preferred stock	7,981	2,216	18	10,215	0	10,215
Derivatives	6	931	0	937	(231)	706

Total	$84,605	$25,586	$19	$110,210	$(231)	$109,979

Liabilities

Derivatives and other	$4	$267	$0	$271	$(231)	$40

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2015

Assets

Mutual funds	$1,100	$0	$0	$1,100	$0	$1,100
Commercial paper	0	1	0	1	0	1
Certificates of deposit	0	906	0	906	0	906
U.S. government and agency securities	71,930	955	0	72,885	0	72,885
Foreign government bonds	131	5,299	0	5,430	0	5,430
Mortgage- and asset-backed securities	0	4,917	0	4,917	0	4,917
Corporate notes and bonds	0	7,108	1	7,109	0	7,109
Municipal securities	0	319	0	319	0	319
Common and preferred stock	8,585	2,277	14	10,876	0	10,876
Derivatives	4	979	5	988	(162)	826

Total	$81,750	$22,761	$20	$104,531	$(162)	$104,369

Liabilities

Derivatives and other	$5	$159	$54	$218	$(161)	$57

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

(In millions)

December 31, 2015		June 30, 2015

Net fair value of assets measured at fair value on a recurring basis	$109,979	$104,369
Cash	3,480	3,679
Common and preferred stock measured at fair value on a nonrecurring basis	727	561
Other investments measured at fair value on a nonrecurring basis	565	589
Less derivative net assets classified as other current assets	(628)	(648)
Other	6	4

Recorded basis of investment components	$114,129	$108,554

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended December 31, 2015 and 2014, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

December 31, 2015		June 30, 2015

Raw materials	$1,791	$1,100
Work in process	120	202
Finished goods	791	1,600

Total	$2,702	$2,902

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

Other

During the six months ended December 31, 2015, we completed 12 acquisitions for total cash consideration of $782 million. These entities have been included in our consolidated results of operations since their respective acquisition dates.

Pro forma results of operations have not been presented because the effects of these business combinations, individually and in aggregate, were not material to our consolidated results of operations.

PART I

Item 1

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2015	Acquisitions	Other	December 31, 2015

Productivity and Business Processes	$6,309	$264	$(69)	$6,504
Intelligent Cloud	4,917	244	(3)	5,158
More Personal Computing	5,713	90	(29)	5,774

Total goodwill	$16,939	$598	$(101)	$17,436

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

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2015			June 30, 2015

Technology-based (a)	$6,880	$(3,805)	$3,075	$6,187	$(3,410)	$2,777
Marketing-related	1,955	(612)	1,343	1,974	(540)	1,434
Contract-based	797	(710)	87	1,344	(862)	482
Customer-related	608	(494)	114	632	(490)	142

Total	$10,240	$(5,621)	$4,619	$10,137	$(5,302)	$4,835

(a)

Technology-based intangible assets included $147 million and $116 million as of December 31, 2015 and June 30, 2015, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $249 million and $491 million for the three and six months ended December 31, 2015, respectively, and $329 million and $701 million for the three and six months ended December 31, 2014, respectively. Amortization of capitalized software was $18 million and $36 million for the three and six months ended December 31, 2015, respectively, and $15 million and $55 million for the three and six months ended December 31, 2014, respectively.

PART I

Item 1

The following table outlines the estimated future amortization expense related to intangible assets held at December 31, 2015:

(In millions)

Year Ending June 30,

2016 (excluding the six months ended December 31, 2015)	$487
2017	832
2018	727
2019	583
2020	519
Thereafter	1,471

Total	$4,619

NOTE 11 — DEBT

Short-term Debt

As of December 31, 2015, we had $3.0 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.21% and maturities ranging from 77 days to 92 days. As of June 30, 2015, we had $5.0 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.11% and maturities ranging from 8 days to 63 days. The estimated fair value of this commercial paper approximates its carrying value.

In November 2015, we renewed our $5.0 billion credit facility set to expire on November 4, 2015. We currently have two $5.0 billion credit facilities that expire on November 1, 2016 and November 14, 2018, respectively. These credit facilities serve as a back-up for our commercial paper program. As of December 31, 2015, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of December 31, 2015, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $41.4 billion and $42.1 billion, respectively. This is compared to a carrying value and estimated fair value of our long-term debt of $30.3 billion and $30.5 billion, respectively, as of June 30, 2015. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of December 31, 2015 and June 30, 2015:

Due Date	Face Value December 31, 2015		Face Value June 30, 2015	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

September 25, 2015	$	*	$1,750	1.625%	1.795%
February 8, 2016		750	750	2.500%	2.642%
November 15, 2017		600	600	0.875%	1.084%
May 1, 2018		450	450	1.000%	1.106%
November 3, 2018 (a)		1,750	*	1.300%	1.396%
December 6, 2018		1,250	1,250	1.625%	1.824%
June 1, 2019		1,000	1,000	4.200%	4.379%
February 12, 2020		1,500	1,500	1.850%	1.935%
October 1, 2020		1,000	1,000	3.000%	3.137%
November 3, 2020 (a)		2,250	*	2.000%	2.093%
February 8, 2021		500	500	4.000%	4.082%
December 6, 2021 (b)		1,901	1,950	2.125%	2.233%
February 12, 2022		1,500	1,500	2.375%	2.466%
November 3, 2022 (a)		1,000	*	2.650%	2.717%
November 15, 2022		750	750	2.125%	2.239%
May 1, 2023		1,000	1,000	2.375%	2.465%
December 15, 2023		1,500	1,500	3.625%	3.726%
February 12, 2025		2,250	2,250	2.700%	2.772%
November 3, 2025 (a)		3,000	*	3.125%	3.176%
December 6, 2028 (b)		1,901	1,950	3.125%	3.218%
May 2, 2033 (b)		598	613	2.625%	2.690%
February 12, 2035		1,500	1,500	3.500%	3.604%
November 3, 2035 (a)		1,000	*	4.200%	4.260%
June 1, 2039		750	750	5.200%	5.240%
October 1, 2040		1,000	1,000	4.500%	4.567%
February 8, 2041		1,000	1,000	5.300%	5.361%
November 15, 2042		900	900	3.500%	3.571%
May 1, 2043		500	500	3.750%	3.829%
December 15, 2043		500	500	4.875%	4.918%
February 12, 2045		1,750	1,750	3.750%	3.800%
November 3, 2045 (a)		3,000	*	4.450%	4.492%
February 12, 2055		2,250	2,250	4.000%	4.063%
November 3, 2055 (a)		1,000	*	4.750%	4.782%

Total		$41,600	$30,463

(a)	In November 2015, we issued $13.0 billion of debt securities.

(b)	Euro-denominated debt securities.

*	Not applicable

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of December 31, 2015 and June 30, 2015, the aggregate unamortized discount for our long-term debt, including the current portion, was $171 million and $156 million, respectively.

PART I

Item 1

NOTE 12 — INCOME TAXES

Our effective tax rate for the three months ended December 31, 2015 and 2014 was 15% and 25%, respectively, and 15% and 24% for the six months ended December 31, 2015 and 2014, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

This quarter’s effective tax rate was lower than the prior year’s second quarter effective tax rate, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries driven by the deferral of Windows 10 revenue in the current period. The prior year’s second quarter effective tax rate also included an Internal Revenue Service (“IRS”) audit adjustment and non-deductible operating losses. The current year-to-date effective tax rate was lower than the prior year-to-date effective tax rate, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries driven by the deferral of Windows 10 revenue in the current period. The prior year-to-date effective tax rate also included an IRS audit adjustment, higher non-deductible operating losses, and restructuring charges.

Tax contingencies and other income tax liabilities were $12.3 billion and $12.1 billion as of December 31, 2015 and June 30, 2015, respectively, and are included in other long-term liabilities. This increase relates primarily to current period quarterly growth relating to intercompany transfer pricing adjustments, offset by a partial settlement of the IRS audit for tax years 2007 to 2009 in the first quarter of 2016. While we settled a portion of the IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of December 31, 2015, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the IRS for tax years 2004 to 2015.

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

In connection with the Phone Hardware Integration Plan, we incurred restructuring charges of $132 million and $1.2 billion during the three and six months ended December 31, 2014, respectively, including severance expenses and other reorganization costs, primarily associated with our facilities consolidation. Total restructuring charges incurred under the Phone Hardware Integration Plan were $1.3 billion, all of which were recognized in fiscal year 2015.

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

PART I

Item 1

Restructuring charges associated with these plans were included in impairment, integration, and restructuring expenses in our consolidated income statement, and reflected in Corporate and Other in our table of operating income (loss) by segment in Note 18 – Segment Information.

Changes in the restructuring liability were as follows:

(In millions)	Severance	Asset Impairments and Other	(a)	Total

Restructuring liability as of June 30, 2015	$588	$249		$837
Restructuring charges	0	0		0
Cash paid	(288)	(72)		(360)
Other	(23)	0		(23)

Restructuring liability as of December 31, 2015	$277	$177		$454

(a)

“Asset Impairments and Other” primarily reflects activities associated with the consolidation of our facilities and manufacturing operations, including asset write-downs as well as contract termination costs.

NOTE 14 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

December 31, 2015		June 30, 2015

Productivity and Business Processes	$10,110	$11,643
Intelligent Cloud	8,811	10,346
More Personal Computing	2,900	3,246
Corporate and Other	3,210	83

Total	$25,031	$25,318

As of December 31, 2015, we deferred a net $3.0 billion in revenue related to Windows 10 and a net $191 million in revenue related to Halo 5. Revenue from Windows 10 and Halo 5 is primarily recognized upfront in the More Personal Computing segment, and the deferral and subsequent recognition of revenue is reflected in Corporate and Other.

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

InterDigital patent litigation

InterDigital Technology Corporation and InterDigital Communications Corporation (collectively, “IDT”) filed four patent infringement cases against Nokia in the International Trade Commission (“ITC”) and in U.S. District Court for the District of Delaware between 2007 and 2013. We have been added to these cases as a defendant. IDT has cases pending against other defendants based on the same patents because most of the patents at issue allegedly relate to 3G and 4G wireless communications standards essential functionality. The cases involving us include three ITC investigations where IDT sought an order excluding importation of 3G and 4G phones into the U.S. and one active case in U.S. District Court in Delaware seeking an injunction and damages. Each of the ITC matters has been resolved in our favor. In September 2015, the United States Patent Trial and Appeal Board issued a final written

PART I

Item 1

decision that deemed unpatentable all asserted claims of the patent remaining at issue in the Delaware case in an inter partes review. IDT has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The Delaware case has been stayed pending final completion of the inter partes review (including appeals and any subsequent proceedings in the Patent Office). We filed an antitrust complaint against IDT in the District of Delaware in August 2015 asserting violations of Section 2 of the Sherman Act, alleging the unlawful exploitation of standard essential patents. IDT filed a motion to dismiss, which remains pending.

European copyright levies

We assumed from Nokia all potential liability due to Nokia’s alleged failure to pay “private copying levies” in various European countries based upon sale of memory cards and mobile phones that incorporate blank memory. The levies are based upon a 2001 European Union (“EU”) Directive establishing a right for end users to make copies of copyrighted works for personal or private use, but also allowing the collection of levies based upon sales of blank media or recording devices to compensate copyright holders for private copying. Various collecting societies in EU countries initiated litigation against Nokia, stating that Nokia must pay levies not only based upon sales of blank memory cards, but also phones that include blank memory for data storage on the phones, regardless of actual usage of that memory. The most significant cases against Nokia are pending in Germany and Austria, due to both the high volume of sales and high levy amounts sought in these countries. In December 2015, the industry group BITKOM, of which we are a member, reached a tentative settlement with the German collecting society for all claims from 2008 forward, leaving litigation only for the period 2004-2007 pending in Germany. In addition, the industry is engaged in settlement negotiations with the Austrian collecting society.

Other patent and intellectual property claims

In addition to these cases, there are approximately 65 other patent infringement cases pending against Microsoft.

Antitrust and Unfair Competition Claims

Three antitrust and unfair competition class action lawsuits were filed against us in British Columbia, Ontario, and Quebec, Canada on behalf of various classes of direct and indirect purchasers of our PC operating system and certain other software products between 1999 and 2005.

In 2010, the court in the British Columbia case certified it as a class action. After the British Columbia Court of Appeal dismissed the case, in 2013 the Canadian Supreme Court reversed the appellate court and reinstated part of the British Columbia case, which is now scheduled for trial beginning in 2016. The other two cases are inactive.

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

PART I

Item 1

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

As of December 31, 2015, we accrued aggregate legal liabilities of $550 million in other current liabilities and $10 million in other long-term liabilities. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.5 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 16 — STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock through our share repurchase program during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Shares of common stock repurchased	66	43	155	86
Value of common stock repurchased	$3,600	$2,000	$7,600	$4,000

The above table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of December 31, 2015, $14.3 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2016

September 15, 2015	$0.36	November 19, 2015	$2,868	December 10, 2015
December 2, 2015	$0.36	February 18, 2016	$2,853	March 10, 2016

PART I

Item 1

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2015

September 16, 2014	$0.31	November 20, 2014	$2,547	December 11, 2014
December 3, 2014	$0.31	February 19, 2015	$2,532	March 12, 2015

The dividend declared on December 2, 2015 was included in other current liabilities as of December 31, 2015.

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Derivatives

Accumulated other comprehensive income balance, beginning of period	$647	$350	$590	$31
Unrealized gains, net of tax effects of $15, $8, $43, and $12	122	357	283	692

Reclassification adjustments for gains included in revenue	(181)	(112)	(290)	(128)
Tax expense included in provision for income taxes	10	2	15	2

Amounts reclassified from accumulated other comprehensive income	(171)	(110)	(275)	(126)

Net current period other comprehensive income (loss)	(49)	247	8	566

Accumulated other comprehensive income balance, end of period	$598	$597	$598	$597

Investments

Accumulated other comprehensive income balance, beginning of period	$2,598	$3,342	$3,169	$3,531
Unrealized gains (losses), net of tax effects of $122, $(12), $(183), and $(86)	228	(24)	(338)	(162)

Reclassification adjustments for gains included in other income (expense), net	(104)	(319)	(112)	(398)
Tax expense included in provision for income taxes	36	112	39	140

Amounts reclassified from accumulated other comprehensive income	(68)	(207)	(73)	(258)

Net current period other comprehensive income (loss)	160	(231)	(411)	(420)

Accumulated other comprehensive income balance, end of period	$2,758	$3,111	$2,758	$3,111

Translation adjustments and other

Accumulated other comprehensive income (loss) balance, beginning of period	$(1,507)	$65	$(1,237)	$146
Translation adjustments and other, net of tax effects of $(9), $(211), $(21), and $(258)	(76)	(390)	(346)	(471)

Accumulated other comprehensive loss balance, end of period	$(1,583)	$(325)	$(1,583)	$(325)

Accumulated other comprehensive income, end of period	$1,773	$3,383	$1,773	$3,383

PART I

Item 1

NOTE 18 — SEGMENT INFORMATION

In its operation of the business, management, including our chief operating decision maker, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP.

In June 2015, we announced a change in organizational structure as part of our transformation in the mobile-first, cloud-first world. During the first quarter of fiscal year 2016, the Company’s chief operating decision maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in fiscal year 2016, we report our financial performance based on our new segments, Productivity and Business Processes, Intelligent Cloud, and More Personal Computing, and analyze operating income as the measure of segment profitability. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance.

Our reportable segments are described below.

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and cloud services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including volume licensing and subscriptions to Office 365 Commercial for products and cloud services such as Microsoft Office, Exchange, SharePoint, and Skype for Business, and related Client Access Licenses (“CALs”).

•	Office Consumer, including Office sold through retail or through an Office 365 Consumer subscription, and Office Consumer Services, including Outlook.com, OneDrive, and consumer Skype services.

•	Microsoft Dynamics business solutions, including Dynamics ERP products, Dynamics CRM on-premises, and Dynamics CRM Online (“Microsoft Dynamics”).

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business. This segment primarily comprises:

•	Server products and cloud services, including Windows Server, Microsoft SQL Server, Visual Studio, System Center, and related CALs, as well as Microsoft Azure.

•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

More Personal Computing

Our More Personal Computing segment consists of products and services geared towards harmonizing the interests of end users, developers, and information technology professionals across screens of all sizes. This segment primarily comprises:

•

Windows, including Windows original equipment manufacturer licensing (“Windows OEM”) and other non-volume licensing of the Windows operating system, volume licensing of the Windows operating system, patent licensing, Windows Embedded, MSN display advertising, and Windows Phone licensing.

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

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Revenue

Productivity and Business Processes	$6,690	$6,822	$12,990	$13,312
Intelligent Cloud	6,343	6,041	12,232	11,516
More Personal Computing	12,660	13,282	22,114	24,548
Corporate and Other	(1,897)	325	(3,161)	295

Total revenue	$23,796	$26,470	$44,175	$49,671

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Operating income (loss)

Productivity and Business Processes	$3,305	$3,587	$6,460	$6,988
Intelligent Cloud	2,580	2,600	4,977	4,705
More Personal Computing	2,038	1,506	3,542	3,014
Corporate and Other	(1,897)	83	(3,160)	(1,087)

Total operating income	$6,026	$7,776	$11,819	$13,620

Corporate and Other operating income (loss) includes adjustments to conform our internal accounting policies to U.S. GAAP, and impairment, integration, and restructuring expenses. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition.

Corporate and Other operating income (loss) activity was as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Revenue reconciling amounts and other (a)	$(1,897)	$326	$(3,160)	$296
Impairment, integration, and restructuring expenses	0	(243)	0	(1,383)

Total Corporate and Other	$(1,897)	$83	$(3,160)	$(1,087)

(a)

Revenue reconciling amounts and other for the three months ended December 31, 2015 included a net $1.7 billion of revenue deferrals related to sales of Windows 10 and a net $191 million of revenue deferrals related to Halo 5. Revenue reconciling amounts and other for the three months ended December 31, 2014 included the net recognition of $326 million of previously deferred revenue related to sales of bundled products and services (“Bundled Offerings”).

Revenue reconciling amounts and other for the six months ended December 31, 2015 included a net $3.0 billion of revenue deferrals related to sales of Windows 10 and a net $191 million of revenue deferrals related to Halo 5. Revenue reconciling amounts and other for the six months ended December 31, 2014 included the net recognition of $297 million of previously deferred revenue related to Bundled Offerings.

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

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of December 31, 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2015 and 2014. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 31, 2015 (October 26, 2015 as to the effects of the retrospective adjustments in Note 1, 10, 15, and 22) we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2015 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/s/ DELOITTE & TOUCHE LLP

Seattle, Washington

January 28, 2016

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

OVERVIEW

The following Management’s Discussion and Analysis (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2015, our Form 8-K filed on October 27, 2015, and our consolidated financial statements and the accompanying Notes to Financial Statements in this Form 10-Q.

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

In July 2015, we announced a restructuring of our phone business, including the creation of the Windows and Devices Group. This reinforces our strategy to create a vibrant Windows ecosystem with a single set of experiences across our first-party device family and original equipment manufacturer (“OEM”) offerings. Part of this strategy involves focusing our phone devices on a narrower range of customer categories and differentiating through the combination of hardware and software we are uniquely positioned to offer. Our change in strategy for the phone business is expected to result in a reduction in units sold and associated expenses.

Highlights from the second quarter of fiscal year 2016 included:

•	Our commercial cloud, which primarily comprises Office 365 Commercial, Microsoft Azure, and Dynamics CRM Online, reached an annualized run rate* exceeding $9.4 billion.

•	Office 365 Consumer subscribers increased to 20.6 million.

•	Dynamics CRM Online seats more than doubled year-over-year.

•	Microsoft Azure revenue from premium services nearly tripled year-over-year, and over one third of the Fortune 500 have Enterprise Mobility, nearly tripling year-over-year.

•	Windows 10 is now running on more than 200 million devices around the world.

•	Xbox Live monthly active users grew 30% year-over-year to 48 million.

*	Annualized run rate was calculated by multiplying December 2015 revenue by twelve months.

PART I

Item 2

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. The strengthening of the U.S. dollar relative to certain foreign currencies throughout fiscal year 2015, and continuing into fiscal year 2016, negatively impacted reported revenue and reduced reported expenses from our international operations in the current period as compared to the prior year.

See a discussion of these factors and other risks under Risk Factors (Part II, Item 1A of this Form 10-Q).

Seasonality

Our revenue historically has fluctuated quarterly and has generally been highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers.

Unearned Revenue

Quarterly and annual revenue is impacted by the deferral of revenue, primarily including:

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

In June 2015, we announced a change in organizational structure as part of our transformation in the mobile-first, cloud-first world. During the first quarter of fiscal year 2016, the Company’s chief operating decision maker, who is also our Chief Executive Officer, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in fiscal year 2016, we report our financial performance

PART I

Item 2

based on our new segments, Productivity and Business Processes, Intelligent Cloud, and More Personal Computing, and analyze operating income as the measure of segment profitability. We have recast certain previously reported amounts to conform to the way we internally manage and monitor segment performance.

Our reportable segments are described below.

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and cloud services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including volume licensing and subscriptions to Office 365 Commercial for products and cloud services such as Microsoft Office, Exchange, SharePoint, and Skype for Business, and related Client Access Licenses (“CALs”).

•	Office Consumer, including Office sold through retail or through an Office 365 Consumer subscription, and Office Consumer Services, including Outlook.com, OneDrive, and consumer Skype services.

•	Microsoft Dynamics business solutions, including Dynamics ERP products, Dynamics CRM on-premises, and Dynamics CRM Online (“Microsoft Dynamics”).

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business. This segment primarily comprises:

•	Server products and cloud services, including Windows Server, Microsoft SQL Server, Visual Studio, System Center, and related CALs, as well as Microsoft Azure.

•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

More Personal Computing

Our More Personal Computing segment consists of products and services geared towards harmonizing the interests of end users, developers, and information technology professionals across screens of all sizes. This segment primarily comprises:

•

Windows, including Windows OEM licensing (“Windows OEM”) and other non-volume licensing of the Windows operating system, volume licensing of the Windows operating system, patent licensing, Windows Embedded, MSN display advertising, and Windows Phone licensing.

•	Devices, including phones, Surface, and Microsoft PC accessories.

•	Gaming, including Xbox hardware; Xbox Live, comprising transactions, subscriptions, and advertising; video games; and third-party video game royalties.

•	Search advertising.

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2015	2014		2015	2014

Revenue	$23,796	$26,470	(10)%	$44,175	$49,671	(11)%
Gross margin	$13,924	$16,334	(15)%	$27,096	$31,262	(13)%
Operating income	$6,026	$7,776	(23)%	$11,819	$13,620	(13)%
Diluted earnings per share	$0.62	$0.71	(13)%	$1.20	$1.25	(4)%

PART I

Item 2

Three months ended December 31, 2015 compared with three months ended December 31, 2014

Revenue decreased $2.7 billion or 10%, primarily due to the impact of a net revenue deferral related to Windows 10 of $1.7 billion and an unfavorable foreign currency impact of approximately $1.2 billion or 5%. Windows 10 revenue is primarily recognized upfront in the More Personal Computing segment and the deferral and subsequent recognition of revenue is reflected in Corporate and Other. More Personal Computing revenue decreased, primarily due to lower revenue from Devices and Windows, offset in part by growth in Gaming and search advertising revenue. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services, including Microsoft Azure, as well as higher Enterprise Services revenue.

Operating income decreased $1.8 billion or 23%, primarily due to lower gross margin, offset in part by a reduction in operating expenses in the current year, driven by a reduction in phone expenses, and impairment, integration, and restructuring expenses in the prior year. Gross margin decreased $2.4 billion or 15%, driven by the impact of a net $1.7 billion revenue deferral related to Windows 10 and an unfavorable foreign currency impact of approximately $1.0 billion or 6%. Productivity and Business Processes gross margin decreased, offset in part by higher gross margin from Intelligent Cloud.

Key changes in expenses were:

•	Cost of revenue decreased $264 million or 3%, mainly due to lower phone sales, offset in part by growth in our commercial cloud and search advertising.

•	Sales and marketing expenses decreased $355 million or 8%, primarily driven by a reduction in phone expenses and a favorable foreign currency impact of approximately 4%.

•

Impairment, integration, and restructuring expenses were $243 million in the prior year, comprised mainly of restructuring charges associated with our July 2014 restructuring plan to simplify our organization and align the purchase of Nokia Corporation’s Devices and Services business (“NDS”) with our overall strategy (“Phone Hardware Integration Plan”).

Diluted earnings per share (“EPS”) was $0.62 for the three months ended December 31, 2015. Current year diluted EPS was negatively impacted by revenue deferrals, primarily related to Windows 10 and Halo 5, which resulted in a decrease to diluted EPS of $0.16. Diluted EPS was $0.71 for the three months ended December 31, 2014. Prior year diluted EPS was favorably impacted by the recognition of previously deferred net revenue related to Bundled Offerings, and negatively impacted by impairment, integration, and restructuring expenses, which resulted in a net increase to diluted EPS of $0.01.

Six months ended December 31, 2015 compared with six months ended December 31, 2014

Revenue decreased $5.5 billion or 11%, primarily due to the impact of a net revenue deferral related to Windows 10 of $3.0 billion and an unfavorable foreign currency impact of approximately $2.4 billion or 5%. More Personal Computing revenue decreased, primarily due to lower revenue from Devices and Windows, offset in part by revenue growth in search advertising and Gaming. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services, including Microsoft Azure, as well as higher Enterprise Services revenue.

Operating income decreased $1.8 billion or 13%, primarily due to lower gross margin, offset in part by prior year impairment, integration, and restructuring expenses and a reduction in operating expenses in the current year, driven by a reduction in phone expenses. Gross margin decreased $4.2 billion or 13%, driven by the impact of a net $3.0 billion revenue deferral related to Windows 10 and an unfavorable foreign currency impact of approximately $2.0 billion or 6%. Productivity and Business Processes and More Personal Computing gross margin decreased, offset in part by higher gross margin from Intelligent Cloud.

Key changes in expenses were:

•	Cost of revenue decreased $1.3 billion or 7%, mainly due to lower phone sales, offset in part by growth in our commercial cloud.

•	Impairment, integration, and restructuring expenses were $1.4 billion in the prior year, comprised mainly of restructuring charges associated with our Phone Hardware Integration Plan.

•	Sales and marketing expenses decreased $750 million or 9%, primarily driven by a reduction in phone expenses and a favorable foreign currency impact of approximately 4%.

PART I

Item 2

Diluted EPS was $1.20 for the six months ended December 31, 2015. Current year diluted EPS was negatively impacted by revenue deferrals, primarily related to Windows 10 and Halo 5, which resulted in a decrease to diluted EPS of $0.25. Diluted EPS was $1.25 for the six months ended December 31, 2014. Prior year diluted EPS was favorably impacted by the recognition of previously deferred net revenue related to Bundled Offerings, and negatively impacted by impairment, integration, and restructuring expenses, which resulted in a net decrease to diluted EPS of $0.11.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2015	2014		2015	2014

Revenue

Productivity and Business Processes	$6,690	$6,822	(2)%	$12,990	$13,312	(2)%
Intelligent Cloud	6,343	6,041	5%	12,232	11,516	6%
More Personal Computing	12,660	13,282	(5)%	22,114	24,548	(10)%
Corporate and Other	(1,897)	325	*	(3,161)	295	*

Total revenue	$23,796	$26,470	(10)%	$44,175	$49,671	(11)%

Operating income (loss)

Productivity and Business Processes	$3,305	$3,587	(8)%	$6,460	$6,988	(8)%
Intelligent Cloud	2,580	2,600	(1)%	4,977	4,705	6%
More Personal Computing	2,038	1,506	35%	3,542	3,014	18%
Corporate and Other	(1,897)	83	*	(3,160)	(1,087)	*

Total operating income	$6,026	$7,776	(23)%	$11,819	$13,620	(13)%

*	Not meaningful.

Reportable Segments

Three months ended December 31, 2015 compared with three months ended December 31, 2014

Productivity and Business Processes

Productivity and Business Processes revenue decreased $132 million or 2%, primarily due to an unfavorable foreign currency impact of approximately 7%.

•

Office Consumer revenue decreased $107 million or 14%, driven by an unfavorable foreign currency impact of approximately 6% and a decline in the consumer PC market, offset in part by revenue growth from Office 365 Consumer, mainly due to recurring subscriptions, and a higher percentage of PCs with Office.

•

Office Commercial revenue decreased $36 million or 1%, driven by an unfavorable foreign currency impact of approximately 6%. Revenue from Office 365 Commercial increased, mainly due to growth in subscribers and higher premium mix, offset in part by lower transactional license volume, reflecting a continued shift to Office 365 Commercial and a decline in the business PC market.

•

Microsoft Dynamics revenue increased 3%, mainly due to higher revenue from Dynamics CRM Online, driven by seat growth. Microsoft Dynamics revenue included an unfavorable foreign currency impact of approximately 8%.

Productivity and Business Processes operating income decreased $282 million or 8%, driven by lower gross margin, offset in part by lower operating expenses. Gross margin decreased $353 million or 6%, primarily due to higher cost of revenue, as well as the decline in Office revenue. Gross margin included an unfavorable foreign currency impact of approximately 7%. Cost of revenue increased $221 million or 23%, primarily due to the increasing cloud mix of revenue and higher datacenter costs to deliver cloud services. Operating expenses decreased $71 million or 3%.

Intelligent Cloud

Intelligent Cloud revenue increased $302 million or 5%, mainly due to higher server products and cloud services revenue, as well as higher Enterprise Services revenue. Intelligent Cloud revenue included an unfavorable foreign currency impact of approximately 6%. Our server products and cloud services revenue grew $153 million or 3%, driven by revenue growth from Microsoft Azure of 127% and higher revenue from Microsoft SQL Server, offset in part by lower revenue from Windows Server. Server products and services revenue included an unfavorable foreign currency impact of approximately 7%. Enterprise Services revenue grew $123 million or 10%, mainly due to growth in Premier Support Services.

PART I

Item 2

Intelligent Cloud operating income decreased slightly, primarily due to higher operating expenses, offset in part by higher gross margin. Operating expenses increased $212 million or 11%, mainly due to higher research and development expenses of $145 million or 23%, driven by headcount-related expenses. Gross margin increased $192 million or 4%, driven by revenue growth from our server products and cloud services. Gross margin included an unfavorable foreign currency impact of approximately 7%. Cost of revenue increased $110 million or 7%, primarily driven by Microsoft Azure.

More Personal Computing

More Personal Computing revenue decreased $622 million or 5%, mainly due to lower revenue from Devices and Windows, offset in part by higher revenue from Gaming and search advertising. More Personal Computing revenue included an unfavorable foreign currency impact of approximately 3%.

•

Devices revenue decreased $896 million or 26%, mainly due to lower phone revenue, driven by a shift in strategy for the phone business, offset in part by higher Surface revenue. Phone revenue decreased $1.2 billion or 53%, as we sold 4.5 million Lumia phones and 22.5 million other phones in the second quarter of fiscal year 2016, compared with 10.5 million and 39.7 million sold, respectively, in the prior year. Surface revenue increased $248 million or 22%, primarily driven by the release of Surface Book and Surface Pro 4 in the second quarter of fiscal year 2016, offset in part by a decline in revenue from Surface Pro 3.

•

Windows revenue decreased $426 million or 8%, mainly due to lower revenue from patent licensing and Windows OEM. Patent licensing revenue decreased $161 million, due to a decline in units and patent revenue per license. Windows OEM revenue decreased $138 million or 5%, driven by declines in the business and consumer PC markets. Windows OEM Pro revenue declined 6%, driven by a decline in the business PC market. Windows OEM non-Pro revenue declined 3%, outperforming the consumer PC market, driven by a higher mix of premium licenses sold.

•

Gaming revenue increased $192 million or 5%, primarily due to higher revenue from Xbox Live and video games, offset in part by lower Xbox hardware revenue. Xbox Live revenue increased 24%, driven by both higher volumes of transactions and higher revenue per transaction. Video games revenue grew 47%, driven by the Halo 5 launch in October 2015 and sales of Minecraft. We acquired Mojang AB, the Swedish video game developer of the Minecraft gaming franchise, in November 2014. Xbox hardware revenue decreased 9%, mainly due to a decline in Xbox 360 console volume. Xbox One revenue decreased slightly due to higher console volume, offset by lower prices of consoles sold.

•	Search advertising revenue, excluding traffic acquisition costs, increased $109 million or 17%, primarily driven by growth in Bing, due to higher revenue per search and higher search volume.

More Personal Computing operating income increased $532 million or 35%, primarily due to lower operating expenses.

•

Gross margin decreased slightly, reflecting lower revenue, primarily as a result of lower phone sales, offset in part by a reduction in cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 6%. Cost of revenue decreased $593 million or 8%, primarily due to lower Devices cost of revenue, driven by a reduction in phone sales.

•

Operating expenses decreased $561 million or 14%, mainly due to lower sales and marketing expenses and research and development expenses. Sales and marketing expenses decreased $359 million or 18%, driven by a reduction in phone expenses, partially offset by marketing expenses associated with the launch of Surface Pro 4, Surface Book, and Windows 10. Research and development expenses decreased $179 million or 11%, mainly due to a reduction in phone expenses.

PART I

Item 2

Six months ended December 31, 2015 compared with six months ended December 31, 2014

Productivity and Business Processes

Productivity and Business Processes revenue decreased $322 million or 2%, primarily due to an unfavorable foreign currency impact of approximately 6%.

•

Office Consumer revenue decreased $216 million or 13%, driven by an unfavorable foreign currency impact of approximately 7% and a decline in the consumer PC market, offset in part by revenue growth from Office 365 Consumer, mainly due to recurring subscriptions.

•

Office Commercial revenue decreased $134 million or 1%, driven by an unfavorable foreign currency impact of approximately 6%. Revenue from Office 365 Commercial increased, mainly due to growth in subscribers and higher premium mix, offset in part by lower transactional license volume, reflecting a continued shift to Office 365 Commercial and a decline in the business PC market.

•

Microsoft Dynamics revenue increased 3%, mainly due to higher revenue from Dynamics CRM Online, driven by seat growth. Microsoft Dynamics revenue included an unfavorable foreign currency impact of approximately 8%.

Productivity and Business Processes operating income decreased $528 million or 8%, driven by lower gross margin, offset in part by a reduction in operating expenses. Gross margin decreased $723 million or 6%, primarily due to the decline in Office revenue, as well as higher cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 7%. Cost of revenue increased $401 million or 22%, primarily due to the increasing cloud mix of revenue and higher datacenter costs to deliver cloud services. Operating expenses decreased $195 million or 4%, driven by lower sales and marketing expenses. Sales and marketing expenses decreased $136 million or 6%, mainly due to a reduction in headcount-related expenses and lower fees paid to third-party enterprise software advisors.

Intelligent Cloud

Intelligent Cloud revenue increased $716 million or 6%, mainly due to higher server products and cloud services revenue, as well as higher Enterprise Services revenue. Intelligent Cloud revenue included an unfavorable foreign currency impact of approximately 6%. Our server products and cloud services revenue grew $423 million or 5%, driven by revenue growth from Microsoft Azure of 124% and higher revenue from Microsoft SQL Server, offset in part by lower revenue from Windows Server. Server products and services revenue included an unfavorable foreign currency impact of approximately 6%. Enterprise Services revenue grew $239 million or 10%, mainly due to growth in Premier Support Services.

Intelligent Cloud operating income increased $272 million or 6%, primarily due to higher gross margin, offset in part by higher operating expenses. Gross margin increased $523 million or 6%, driven by revenue growth from our server products and cloud services. Gross margin included an unfavorable foreign currency impact of approximately 7%. Cost of revenue increased $193 million or 7%, primarily driven by Microsoft Azure. Operating expenses increased $251 million or 6%, mainly due to higher research and development expenses of $233 million or 18%, driven by headcount-related expenses.

More Personal Computing

More Personal Computing revenue decreased $2.4 billion or 10%, mainly due to lower revenue from Devices and Windows, offset in part by higher revenue from search advertising and Gaming. More Personal Computing revenue included an unfavorable foreign currency impact of approximately 3%.

•

Devices revenue decreased $2.7 billion or 37%, mainly due to lower revenue from phones. Phone revenue decreased $2.7 billion or 55%, as we sold 10.3 million Lumia phones and 48.0 million other phones during the six months ended December 31, 2015, compared with 19.9 million and 82.6 million sold, respectively, in the prior year. Surface revenue increased slightly, primarily driven by the release of Surface Book and Surface Pro 4 in the second quarter of fiscal year 2016, partially offset by a decline in revenue from Surface Pro 3.

•

Windows revenue decreased $739 million or 7%, mainly due to lower revenue from Windows OEM and patent licensing. Windows OEM revenue decreased $327 million or 5%, driven by declines in the business and consumer PC markets. Windows OEM Pro revenue declined 7%, driven by a decline in the business PC market. Windows OEM non-Pro revenue declined 3%, outperforming the consumer PC market, driven by a higher mix of premium licenses sold. Patent licensing revenue decreased $223 million, due to a decline in units and patent revenue per license.

PART I

Item 2

•	Search advertising revenue, excluding traffic acquisition costs, increased $236 million or 20%, primarily driven by growth in Bing, due to higher revenue per search and higher search volume.

•

Gaming revenue increased $221 million or 4%, as growth in revenue from Xbox Live and video games was offset in part by lower Xbox hardware revenue. Xbox Live revenue increased 21%, driven by both higher volumes of transactions and higher revenue per transaction. Video games revenue grew 52%, driven by sales of Minecraft and the launch of Halo 5. Xbox hardware revenue decreased 11%, mainly due to a decline in Xbox 360 console volume. Xbox One revenue decreased, due to higher console volume, offset by lower prices of consoles sold.

More Personal Computing operating income increased $528 million or 18%, primarily due to lower operating expenses, offset in part by lower gross margin.

•

Gross margin decreased $511 million or 5%, reflecting lower revenue, primarily as a result of lower phone sales, offset in part by a reduction in cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 6%. Cost of revenue decreased $1.9 billion or 14%, primarily due to lower Devices cost of revenue, driven by a reduction in phone sales.

•

Operating expenses decreased $1.0 billion or 13%, mainly due to lower sales and marketing expenses and research and development expenses. Sales and marketing expenses decreased $662 million or 18% and research and development expenses decreased $352 million or 10%, driven by a reduction in phone expenses.

Corporate and Other

Corporate and Other revenue primarily comprises certain revenue deferrals, including those related to Windows 10, Bundled Offerings, and video games. Corporate and Other operating income (loss) primarily comprises revenue deferrals and corporate-level activity not specifically allocated to a segment, including impairment, integration, and restructuring expenses.

Three months ended December 31, 2015 compared with three months ended December 31, 2014

Corporate and Other revenue decreased $2.2 billion, primarily due to the shift to ratable revenue recognition for Windows 10 in the current fiscal year. During the three months ended December 31, 2015, we deferred a net $1.7 billion of revenue related to Windows 10 and a net $191 million of revenue related to Halo 5. During the three months ended December 31, 2014, we recognized a net $326 million of previously deferred revenue related to Bundled Offerings.

Corporate and Other operating loss increased $2.0 billion, primarily due to decreased revenue, offset in part by $243 million of impairment, integration, and restructuring expenses in the prior year, reflecting costs associated with the acquisition of NDS.

Six months ended December 31, 2015 compared with six months ended December 31, 2014

Corporate and Other revenue decreased $3.5 billion, primarily due to the shift to ratable revenue recognition for Windows 10 in the current fiscal year. During the six months ended December 31, 2015, we deferred a net $3.0 billion of revenue related to Windows 10 and a net $191 million of revenue related to Halo 5. During the six months ended December 31, 2014, we recognized a net $297 million of previously deferred revenue related to Bundled Offerings.

Corporate and Other operating loss increased $2.1 billion, primarily due to decreased revenue, offset in part by $1.4 billion of impairment, integration, and restructuring expenses in the prior year.

PART I

Item 2

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2015	2014		2015	2014

Research and development	$2,900	$2,903	0%	$5,862	$5,968	(2)%
As a percent of revenue	12%	11%	1ppt	13%	12%	1ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Three months ended December 31, 2015 compared with three months ended December 31, 2014

Research and development expenses were comparable to prior year.

Six months ended December 31, 2015 compared with six months ended December 31, 2014

Research and development expenses decreased $106 million or 2%, primarily driven by a reduction in phone expenses, partially offset by increased investment in Intelligent Cloud.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2015	2014		2015	2014

Sales and marketing	$3,960	$4,315	(8)%	$7,293	$8,043	(9)%
As a percent of revenue	17%	16%	1ppt	17%	16%	1ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three months ended December 31, 2015 compared with three months ended December 31, 2014

Sales and marketing expenses decreased $355 million or 8%, primarily driven by a reduction in phone expenses and a favorable foreign currency impact of approximately 4%.

Six months ended December 31, 2015 compared with six months ended December 31, 2014

Sales and marketing expenses decreased $750 million or 9%, primarily driven by a reduction in phone expenses and a favorable foreign currency impact of approximately 4%.

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2015	2014		2015	2014

General and administrative	$1,038	$1,097	(5)%	$2,122	$2,248	(6)%
As a percent of revenue	4%	4%	0ppt	5%	5%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

PART I

Item 2

Three months ended December 31, 2015 compared with three months ended December 31, 2014

General and administrative expenses decreased slightly.

Six months ended December 31, 2015 compared with three months ended December 31, 2014

General and administrative expenses decreased $126 million or 6%, mainly due to lower headcount-related expenses and a favorable foreign currency impact of approximately 3%.

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

Three months ended December 31, 2015 compared with three months ended December 31, 2014

Impairment, integration, and restructuring expenses were $243 million during the three months ended December 31, 2014, comprised mainly of restructuring charges of $132 million, including the write-down of certain assets and employee severance expenses in connection with our Phone Hardware Integration Plan, and integration expenses of $111 million, primarily systems consolidation costs and employee-related expenses. See Note 13 – Restructuring Charges of the Notes to Financial Statements for discussion of our restructuring plans.

Six months ended December 31, 2015 compared with six months ended December 31, 2014

Impairment, integration, and restructuring expenses were $1.4 billion during the six months ended December 31, 2014, comprised mainly of restructuring charges of $1.2 billion, including employee severance expenses and the write-down of certain assets in connection with our Phone Hardware Integration Plan.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2015	2014	2015	2014

Dividends and interest income	$200	$183	$399	$408
Interest expense	(309)	(162)	(558)	(323)
Net recognized gains on investments	106	317	108	396
Net losses on derivatives	(156)	(138)	(259)	(272)
Net gains (losses) on foreign currency remeasurements	2	83	(34)	161
Other	(14)	(209)	(107)	(244)

Total	$(171)	$74	$(451)	$126

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

Three months ended December 31, 2015 compared with three months ended December 31, 2014

Dividends and interest income increased primarily due to higher portfolio balances. Interest expense increased primarily due to higher outstanding long-term debt. Net recognized gains on investments decreased primarily due to lower gains on sales of equity securities and higher other-than-temporary impairments. Other-than-temporary impairments were $127 million for the three months ended December 31, 2015, compared with $26 million in the prior year. Net losses on derivatives increased due to higher losses on foreign exchange and equity contracts and lower gains on interest rate contracts, offset in part by lower losses on commodity derivatives. Other during the prior period reflects recognized losses from divestitures and certain joint ventures.

PART I

Item 2

Six months ended December 31, 2015 compared with six months ended December 31, 2014

Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments decreased primarily due to lower gains on sales of equity securities and higher other-than-temporary impairments. Other-than-temporary impairments were $162 million for the six months ended December 31, 2015, compared with $35 million in the prior year. Net losses on derivatives decreased due to lower losses on commodity derivatives and gains on equity derivatives in the current period compared to losses in the prior period, offset in part by higher losses on foreign exchange contracts. Other during the prior period reflects recognized losses on divestitures and certain joint ventures.

INCOME TAXES

Our effective tax rate for the three months ended December 31, 2015 and 2014 was 15% and 25%, respectively, and 15% and 24% for the six months ended December 31, 2015 and 2014, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

This quarter’s effective tax rate was lower than the prior year’s second quarter effective tax rate, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries driven by the deferral of Windows 10 revenue in the current period. The prior year’s second quarter effective tax rate also included an Internal Revenue Service (“IRS”) audit adjustment and non-deductible operating losses. The current year-to-date effective tax rate was lower than the prior year-to-date effective tax rate, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries driven by the deferral of Windows 10 revenue in the current period. The prior year-to-date effective tax rate also included an IRS audit adjustment, higher non-deductible operating losses, and restructuring charges.

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

Tax contingencies and other income tax liabilities were $12.3 billion and $12.1 billion as of December 31, 2015 and June 30, 2015, respectively, and are included in other long-term liabilities. This increase relates primarily to current period quarterly growth relating to intercompany transfer pricing adjustments, offset by a partial settlement of the IRS audit for tax years 2007 to 2009 in the first quarter of 2016. While we settled a portion of the IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of December 31, 2015, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the IRS for tax years 2004 to 2015.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2015, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $102.6 billion as of December 31, 2015, compared with $96.5 billion as of June 30, 2015. Equity and other investments were $11.5 billion as of December 31, 2015

PART I

Item 2

compared with $12.1 billion as of June 30, 2015. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments at December 31, 2015, $96.3 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $2.3 billion. As of December 31, 2015, approximately 81% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 5% were invested in corporate notes and bonds of U.S. companies, and approximately 5% were invested in U.S. mortgage- and asset-backed securities, all of which are denominated in U.S. dollars.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our consolidated balance sheet. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $439 million as of December 31, 2015. Our average and maximum securities lending payable balances for the three months ended December 31, 2015 were $310 million and $1.2 billion, respectively. Our average and maximum securities lending payable balances for the six months ended December 31, 2015 were $256 million and $1.2 billion, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

Cash Flows

Cash flows from operations increased $1.5 billion to $14.2 billion for the six months ended December 31, 2015, mainly due to lower operating expenditures. Cash used in financing increased $1.7 billion to $4.1 billion, mainly due to a $3.4 billion increase in cash used for common stock repurchases and a $489 million increase in dividends paid, offset in part by a $2.9 billion increase in proceeds from issuances of debt, net of repayments. Cash used in investing decreased $4.1 billion to $8.4 billion, mainly due to a $2.2 billion decrease in cash used for acquisitions of companies and a $2.0 billion decrease in cash used for net investment purchases, sales, and maturities.

PART I

Item 2

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

Unearned Revenue

Unearned revenue at December 31, 2015 was comprised mainly of unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue at December 31, 2015 also included payments for: Windows 10 licenses; post-delivery support and consulting services to be performed in the future; Xbox Live subscriptions and prepaid points; Office 365 subscriptions; Microsoft Dynamics business solutions products; Skype prepaid credits and subscriptions; Bundled Offerings; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of December 31, 2015:

(In millions)

Three Months Ending,

March 31, 2016	$9,357
June 30, 2016	6,483
September 30, 2016	3,300
December 31, 2016	1,789
Thereafter	4,102

Total	$25,031

Share Repurchases

During the three and six months ended December 31, 2015, we repurchased 66 million and 155 million, respectively, shares of our common stock for $3.6 billion and $7.6 billion, respectively, under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. While the program has no expiration date, we intend to complete it by December 31, 2016. As of December 31, 2015, $14.3 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

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

PART I

Item 2

Microsoft enters into arrangements that can include various combinations of software, services, and hardware. Where elements are delivered over different periods of time, and when allowed under U.S. GAAP, revenue is allocated to the respective elements based on their relative selling prices at the inception of the arrangement, and revenue is recognized as each element is delivered. We use a hierarchy to determine the fair value to be used for allocating revenue to elements: (i) vendor-specific objective evidence of fair value (“VSOE”), (ii) third-party evidence, and (iii) best estimate of selling price (“ESP”). For software elements, we follow the industry-specific software guidance which only allows for the use of VSOE in establishing fair value. Generally, VSOE is the price charged when the deliverable is sold separately or the price established by management for a product that is not yet sold if it is probable that the price will not change before introduction into the marketplace. ESPs are established as best estimates of what the selling prices would be if the deliverables were sold regularly on a stand-alone basis. Our process for determining ESPs requires judgment and considers multiple factors that may vary over time depending upon the unique facts and circumstances related to each deliverable.

In January 2015, we announced Windows 10 would be free to all qualified existing users of Windows 7 and Windows 8.1. This offer differs from historical offers preceding the launch of new versions of Windows as it is being made available for free to existing users in addition to new customers after the offer announcement. We evaluated the nature and accounting treatment of the Windows 10 offer and determined that it represents a marketing and promotional activity, in part because the offer is being made available for free to existing users. As this is a marketing and promotional activity, revenue recognition of new sales of Windows 8 will continue to be recognized as delivered.

Customers purchasing a Windows 10 license will receive unspecified updates and upgrades over the life of their Windows 10 device at no additional cost. As these updates and upgrades will not be sold on a stand-alone basis, we are unable to establish VSOE. Accordingly, revenue from licenses of Windows 10 is recognized ratably over the estimated life of the related device, which ranges between two to four years.

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

PART I

Item 3, 4

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

The following table sets forth the one-day VaR for substantially all of our positions as of December 31, 2015 and June 30, 2015 and for the three months ended December 31, 2015:

(In millions)

	December 31, 2015	June 30, 2015	Three Months Ended December 31, 2015

Risk Categories			Average	High	Low

Foreign currency	$ 176	$ 120	$ 206	$ 227	$ 176
Interest rate	$ 60	$ 51	$ 58	$ 63	$ 52
Equity	$ 165	$ 149	$ 170	$ 175	$ 157
Commodity	$ 9	$ 13	$ 10	$ 11	$ 8

Total one-day VaR for the combined risk categories was $292 million at December 31, 2015 and $237 million at June 30, 2015. The total VaR is 29% less at December 31, 2015 and June 30, 2015, respectively, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2015 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

•	Continuing to enhance the attractiveness of our cloud platforms to third-party developers.

•	Ensuring our cloud-based services meet the reliability expectations of our customers and maintain the security of their data.

•	Making our suite of cloud-based services platform-agnostic, available on a wide range of devices and ecosystems, including those of our competitors.

PART II

Item 1A

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

PART II

Item 1A

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

Disclosure of personal data could cause liability and harm our reputation.    As we continue to grow the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable information of our customers. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the security controls across our business groups and geographies, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of customer data we or our vendors store and manage. Improper disclosure could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers to store and process personal data on-premises or, increasingly, in a cloud-based environment we host. Government authorities can sometimes require us to produce customer data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Despite our efforts to protect customer data, perceptions that the collection, use and retention of personal information is not satisfactorily protected could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we may take to address customer concerns, or constraints on our flexibility to determine where and how to operate datacenters in response to customer expectations or governmental rules or actions, may cause higher operating expenses.

We may have outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters

PART II

Item 1A

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

Government litigation and regulatory activity relating to competition rules may limit how we design and market our products.    As a leading global software and device maker, we are closely scrutinized by government agencies under U.S. and foreign competition laws. An increasing number of governments are regulating competition law activities and this includes increased scrutiny in potentially large markets such as the European Union (“EU”), the U.S., and China. Some jurisdictions also allow competitors or consumers to assert claims of anti-competitive conduct. U.S. federal and state antitrust authorities have previously brought enforcement actions and continue to scrutinize our business.

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

PART II

Item 1A

Our global operations subject us to potential liability under anti-corruption, trade protection, and other laws and regulations.    The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we receive inquiries from authorities in the U.S. and elsewhere and reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Geopolitical instability may lead to sanctions and impact our ability to do business in some geographies. Operations outside the U.S. may be affected by changes in trade protection laws, policies, and measures, sanctions, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we sell goods or services in violation of U.S. trade sanctions on countries such as Iran, North Korea, Cuba, Sudan, and Syria.

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

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, or fines against us.    The growth of our internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, in October 2015 the European Court of Justice (“ECJ”) invalidated the EU/U.S. safe harbor framework, in place since 2000, that enabled companies to transfer data from EU member states to the U.S. Although other legally-recognized methods to enable data transfers currently remain valid, the reasoning of the ECJ striking down the safe harbor framework could be used to challenge those methods in future complaints. There is a recognized need for a new regulatory safe harbor framework that will also support other methods of data transfer between the EU and U.S. Outcomes may include a new trans-Atlantic data transfer agreement, a new EU data protection directive, or a range of legal requirements adopted by individual EU member states, or no action at all. One or more of these outcomes may result in burdensome or inconsistent requirements affecting the location and movement of our customer and internal employee data as well as the management of that data. Compliance may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.

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

We may have additional tax liabilities.    We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities in different jurisdictions. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. Although we believe our tax estimates are

PART II

Item 1A

reasonable, the final determination of tax audits and any related litigation in the jurisdictions where we are subject to taxation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods in which that determination is made.

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

PART II

Item 1A, 2

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

October 1, 2015 – October 31, 2015	3,500,000	$53.47	3,500,000	$ 17,696
November 1, 2015 – November 30, 2015	30,592,734	$53.86	30,592,734	$ 16,048
December 1, 2015 – December 31, 2015	31,882,580	$55.37	31,882,580	$ 14,283

	65,975,314		65,975,314

During the three months ended December 31, 2015, we repurchased 66 million shares of our common stock for $3.6 billion under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. While the program has no expiration date, we intend to complete it by December 31, 2016. As of December 31, 2015, $14.3 billion remained of the $40.0 billion share repurchase program. All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

PART II

Item 6

ITEM 6. EXHIBITS

4.13

Tenth Supplemental Indenture for 1.300% Notes due 2018, 2.000% Notes due 2020, 2.650% Notes due 2022, 3.125% Notes due 2025, 4.200% Notes due 2035, 4.450% Notes due 2045, and 4.750% Notes due 2055, dated as of November 3, 2015, between Microsoft Corporation and U.S. Bank, National Association, as trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Current Report on Form 8-K filed November 3, 2015)

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished, not filed

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

January 28, 2016