Form 10-Q
period 2016-03-31
MICROSOFT CORP
filed 2016-04-21
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 15, 2016

Common Stock, $0.00000625 par value per share	7,860,466,856 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2016

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Revenue	$20,531	$21,729	$64,706	$71,400
Cost of revenue	7,722	7,161	24,801	25,570

Gross margin	12,809	14,568	39,905	45,830
Research and development	2,980	2,984	8,842	8,952
Sales and marketing	3,406	3,709	10,699	11,752
General and administrative	1,140	1,091	3,262	3,339
Impairment, integration, and restructuring	0	190	0	1,573

Operating income	5,283	6,594	17,102	20,214
Other income (expense), net	(247)	(77)	(698)	49

Income before income taxes	5,036	6,517	16,404	20,263
Provision for income taxes	1,280	1,532	2,728	4,875

Net income	$3,756	$4,985	$13,676	$15,388

Earnings per share:
Basic	$0.48	$0.61	$1.72	$1.87
Diluted	$0.47	$0.61	$1.70	$1.86

Weighted average shares outstanding:
Basic	7,895	8,167	7,952	8,215
Diluted	7,985	8,237	8,041	8,293

Cash dividends declared per common share	$0.36	$0.31	$1.08	$0.93

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Net income	$3,756	$4,985	$13,676	$15,388

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $(30), $21, $(2), and $31)	(285)	401	(277)	967
Net unrealized gains (losses) on investments (net of tax effects of $186, $68, $(36), and $(158))	345	125	(66)	(295)
Translation adjustments and other (net of tax effects of $3, $(174), $(18), and $(432))	7	(438)	(339)	(909)

Other comprehensive income (loss)	67	88	(682)	(237)

Comprehensive income	$3,823	$5,073	$12,994	$15,151

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2016	June 30, 2015

Assets
Current assets:
Cash and cash equivalents	$7,170	$5,595
Short-term investments (including securities loaned of $241 and $75)	98,382	90,931

Total cash, cash equivalents, and short-term investments	105,552	96,526
Accounts receivable, net of allowance for doubtful accounts of $361 and $335	12,247	17,908
Inventories	2,450	2,902
Deferred income taxes	1,574	1,915
Other	6,598	5,461

Total current assets	128,421	124,712
Property and equipment, net of accumulated depreciation of $18,885 and $17,606	16,831	14,731
Equity and other investments	11,315	12,053
Goodwill	17,948	16,939
Intangible assets, net	4,459	4,835
Other long-term assets	2,895	2,953

Total assets	$181,869	$176,223

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,759	$6,591
Short-term debt	5,498	4,985
Current portion of long-term debt	0	2,499
Accrued compensation	4,276	5,096
Income taxes	685	606
Short-term unearned revenue	20,876	23,223
Securities lending payable	373	92
Other	5,887	6,766

Total current liabilities	44,354	49,858
Long-term debt	40,896	27,808
Long-term unearned revenue	5,017	2,095
Deferred income taxes	2,674	2,835
Other long-term liabilities	14,122	13,544

Total liabilities	107,063	96,140

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 7,870 and 8,027	68,012	68,465
Retained earnings	4,954	9,096
Accumulated other comprehensive income	1,840	2,522

Total stockholders’ equity	74,806	80,083

Total liabilities and stockholders’ equity	$181,869	$176,223

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Operations
Net income	$3,756	$4,985	$13,676	$15,388
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	1,707	1,515	4,712	4,464
Stock-based compensation expense	672	641	2,004	1,920
Net recognized losses (gains) on investments and derivatives	65	(55)	216	(179)
Deferred income taxes	351	253	177	868
Deferral of unearned revenue	13,073	10,163	36,066	28,385
Recognition of unearned revenue	(12,210)	(11,209)	(35,494)	(33,347)
Changes in operating assets and liabilities:
Accounts receivable	2,288	3,655	5,546	6,904
Inventories	241	(430)	408	157
Other current assets	(420)	(111)	(1,914)	(550)
Other long-term assets	7	(108)	58	341
Accounts payable	(129)	(390)	105	(912)
Other current liabilities	626	200	(1,293)	(1,952)
Other long-term liabilities	340	492	594	1,332

Net cash from operations	10,367	9,601	24,861	22,819

Financing
Proceeds from issuance (repayments) of short-term debt, maturities of 90 days or less, net	2,622	(6,575)	481	1,222
Proceeds from issuance of debt	25	10,680	13,274	10,680
Repayments of debt	(900)	0	(2,771)	(1,500)
Common stock issued	159	146	495	483
Common stock repurchased	(3,857)	(5,131)	(12,292)	(10,164)
Common stock cash dividends paid	(2,842)	(2,532)	(8,185)	(7,386)
Other	(123)	316	(366)	601

Net cash used in financing	(4,916)	(3,096)	(9,364)	(6,064)

Investing
Additions to property and equipment	(2,308)	(1,391)	(5,688)	(4,163)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(559)	(162)	(1,330)	(3,097)
Purchases of investments	(27,341)	(30,218)	(99,661)	(73,470)
Maturities of investments	5,192	5,561	16,229	9,643
Sales of investments	19,599	21,063	76,292	53,616
Securities lending payable	(66)	(334)	281	(463)

Net cash used in investing	(5,483)	(5,481)	(13,877)	(17,934)

Effect of foreign exchange rates on cash and cash equivalents	17	(36)	(45)	(76)

Net change in cash and cash equivalents	(15)	988	1,575	(1,255)
Cash and cash equivalents, beginning of period	7,185	6,426	5,595	8,669

Cash and cash equivalents, end of period	$7,170	$7,414	$7,170	$7,414

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Common stock and paid-in capital
Balance, beginning of period	$67,977	$68,765	$68,465	$68,366
Common stock issued	159	146	495	483
Common stock repurchased	(853)	(1,109)	(3,010)	(2,853)
Stock-based compensation expense	672	641	2,004	1,920
Stock-based compensation income tax benefits	0	30	0	555
Other, net	57	2	58	4

Balance, end of period	68,012	68,475	68,012	68,475

Retained earnings
Balance, beginning of period	7,030	19,731	9,096	17,710
Net income	3,756	4,985	13,676	15,388
Common stock cash dividends	(2,822)	(2,499)	(8,530)	(7,592)
Common stock repurchased	(3,010)	(4,031)	(9,288)	(7,320)

Balance, end of period	4,954	18,186	4,954	18,186

Accumulated other comprehensive income
Balance, beginning of period	1,773	3,383	2,522	3,708
Other comprehensive income (loss)	67	88	(682)	(237)

Balance, end of period	1,840	3,471	1,840	3,471

Total stockholders’ equity	$74,806	$90,132	$74,806	$90,132

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

PART I

Item 1

Recent Accounting Guidance

Recently adopted accounting guidance

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when the awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for us beginning July 1, 2017, with early adoption permitted.

We elected to early adopt the new guidance in the third quarter of fiscal year 2016 which requires us to reflect any adjustments as of July 1, 2015, the beginning of the annual period that includes the interim period of adoption. The primary impact of adoption was the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital for all periods in fiscal year 2016. Additional amendments to the accounting for income taxes and minimum statutory withholding tax requirements had no impact to retained earnings as of July 1, 2015, where the cumulative effect of these changes are required to be recorded. We have elected to continue to estimate forfeitures expected to occur to determine the amount of compensation cost to be recognized in each period.

We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash from operations and net cash used in financing of $31 million and $555 million for the three months and nine months ended March 31, 2015, respectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented in our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $74 million and $376 million for the three and nine months ended March 31, 2016, respectively, and impacted our previously reported quarterly results for fiscal year 2016 as follows:

(In millions, except earnings per share)	Three Months Ended September 30, 2015		Three Months Ended December 31, 2015

	As reported	As adjusted	As reported	As adjusted

Income statements:

Provision for income taxes	$893	$611	$857	$837
Net income	$4,620	$4,902	$4,998	$5,018
Basic earnings per share	$0.58	$0.61	$0.63	$0.63
Diluted earnings per share	$0.57	$0.61	$0.62	$0.62
Diluted weighted average shares outstanding	8,066	8,084	8,028	8,051

Cash flows statements:

Net cash from operations	$8,594	$8,876	$5,598	$5,618
Net cash used in financing	$(3,648)	$(3,930)	$(498)	$(518)

(In millions)	September 30, 2015		December 31, 2015

	As reported	As adjusted	As reported	As adjusted

Balance sheets:

Common stock and paid-in capital	$68,093	$67,811	$68,279	$67,977
Retained earnings	$7,614	$7,896	$6,728	$7,030

PART I

Item 1

Recent accounting guidance not yet adopted

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, recognition of revenue occurs when a customer obtains control of promised goods or services in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The new standard will be effective for us beginning July 1, 2018, and adoption as of the original effective date of July 1, 2017 is permitted. We anticipate this standard will have a material impact on our consolidated financial statements, and we are currently evaluating its impact.

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

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. The new standard will be effective for us beginning July 1, 2019, with early adoption permitted. We anticipate this standard will have a material impact on our consolidated balance sheets, and we are currently evaluating its impact.

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

The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Net income available for common shareholders (A)	$3,756	$4,985	$13,676	$15,388

Weighted average outstanding shares of common stock (B)	7,895	8,167	7,952	8,215
Dilutive effect of stock-based awards	90	70	89	78

Common stock and common stock equivalents (C)	7,985	8,237	8,041	8,293

Earnings Per Share

Basic (A/B)	$0.48	$0.61	$1.72	$1.87
Diluted (A/C)	$0.47	$0.61	$1.70	$1.86

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Dividends and interest income	$230	$160	$629	$568
Interest expense	(340)	(211)	(898)	(534)
Net recognized gains on investments	85	169	193	565
Net losses on derivatives	(155)	(114)	(414)	(386)
Net gains (losses) on foreign currency remeasurements	(18)	(54)	(52)	107
Other	(49)	(27)	(156)	(271)

Total	$(247)	$(77)	$(698)	$49

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Other-than-temporary impairments of investments	$(86)	$(95)	$(248)	$(130)
Realized gains from sales of available-for-sale securities	282	358	740	897
Realized losses from sales of available-for-sale securities	(111)	(94)	(299)	(202)

Total	$85	$169	$193	$565

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, but excluding held-to-maturity investments, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

March 31, 2016

Cash	$3,691	$0	$0	$3,691	$3,691	$0	$0
Mutual funds	1,111	0	0	1,111	1,111	0	0
Commercial paper	824	0	0	824	824	0	0
Certificates of deposit	1,324	0	0	1,324	1,178	146	0
U.S. government and agency securities	81,676	98	(23)	81,751	138	81,613	0
Foreign government bonds	5,221	6	(28)	5,199	228	4,971	0
Mortgage- and asset-backed securities	4,695	19	(4)	4,710	0	4,710	0
Corporate notes and bonds	6,582	95	(64)	6,613	0	6,613	0
Municipal securities	285	47	0	332	0	332	0
Common and preferred stock	6,075	4,912	(254)	10,733	0	0	10,733
Other investments	554	0	0	554	0	(3)	557

Total	$112,038	$5,177	$(373)	$116,842	$7,170	$98,382	$11,290

PART I

Item 1

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2015

Cash	$3,679	$0	$0	$3,679	$3,679	$0	$0
Mutual funds	1,100	0	0	1,100	1,100	0	0
Commercial paper	1	0	0	1	1	0	0
Certificates of deposit	906	0	0	906	776	130	0
U.S. government and agency securities	72,843	76	(30)	72,889	39	72,850	0
Foreign government bonds	5,477	3	(24)	5,456	0	5,456	0
Mortgage- and asset-backed securities	4,899	23	(6)	4,916	0	4,916	0
Corporate notes and bonds	7,192	97	(37)	7,252	0	7,252	0
Municipal securities	285	35	(1)	319	0	319	0
Common and preferred stock	6,668	4,986	(215)	11,439	0	0	11,439
Other investments	597	0	0	597	0	8	589

Total	$103,647	$5,220	$(313)	$108,554	$5,595	$90,931	$12,028

As of March 31, 2016 and June 30, 2015, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $770 million and $561 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

We lend certain fixed-income and equity securities to increase investment returns. These transactions are accounted for as secured borrowings and the loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. As of March 31, 2016, the collateral received under these agreements totaled $373 million which is primarily comprised of U.S. government and agency securities.

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2016

U.S. government and agency securities	$29,389	$(12)	$529	$(11)	$29,918	$(23)
Foreign government bonds	4,231	(2)	58	(26)	4,289	(28)
Mortgage- and asset-backed securities	2,403	(4)	136	0	2,539	(4)
Corporate notes and bonds	2,753	(34)	467	(30)	3,220	(64)
Common and preferred stock	991	(179)	394	(75)	1,385	(254)

Total	$39,767	$(231)	$1,584	$(142)	$41,351	$(373)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2015

U.S. government and agency securities	$6,636	$(9)	$421	$(21)	$7,057	$(30)
Foreign government bonds	4,611	(12)	18	(12)	4,629	(24)
Mortgage- and asset-backed securities	3,171	(5)	28	(1)	3,199	(6)
Corporate notes and bonds	2,946	(29)	104	(8)	3,050	(37)
Municipal securities	36	(1)	0	0	36	(1)
Common and preferred stock	1,389	(180)	148	(35)	1,537	(215)

Total	$18,789	$(236)	$719	$(77)	$19,508	$(313)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

March 31, 2016

Due in one year or less	$43,753	$43,745
Due after one year through five years	53,372	53,453
Due after five years through 10 years	2,266	2,275
Due after 10 years	1,216	1,280

Total	$100,607	$100,753

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash-flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar. As of March 31, 2016 and June 30, 2015, the total notional amounts of these foreign exchange contracts sold were $9.8 billion for both periods.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair-value hedging instruments. As of March 31, 2016 and June 30, 2015, the total notional amounts of these foreign exchange contracts sold were $5.0 billion and $5.3 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of March 31, 2016, the total notional amounts of these foreign exchange contracts purchased and sold were $8.6 billion and $6.0 billion, respectively. As of June 30, 2015, the total notional amounts of these foreign exchange contracts purchased and sold were $9.7 billion and $11.0 billion, respectively.

PART I

Item 1

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of March 31, 2016, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.4 billion and $2.1 billion, respectively, of which $697 million and $948 million, respectively, were designated as hedging instruments. As of June 30, 2015, the total notional amounts of equity contracts purchased and sold for managing market price risk were $2.2 billion and $2.6 billion, respectively, of which $1.1 billion and $1.4 billion, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts, and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of March 31, 2016, the total notional amounts of fixed-interest rate contracts purchased and sold were $356 million and $2.5 billion, respectively. As of June 30, 2015, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.0 billion and $3.2 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of March 31, 2016 and June 30, 2015, the total notional derivative amounts of mortgage contracts purchased were $534 million and $812 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of March 31, 2016, the total notional amounts of credit contracts purchased and sold were $468 million and $281 million, respectively. As of June 30, 2015, the total notional amounts of credit contracts purchased and sold were $618 million and $430 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of March 31, 2016, the total notional amounts of commodity contracts purchased and sold were $613 million and $163 million, respectively. As of June 30, 2015, the total notional amounts of commodity contracts purchased and sold were $882 million and $316 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2016, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

	March 31, 2016				June 30, 2015

	Assets			Liabilities	Assets			Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$22	$248	$0	$(177)	$17	$167	$0	$(79)
Equity contracts	28	0	0	(27)	148	0	0	(18)
Interest rate contracts	7	0	0	(19)	7	0	0	(12)
Credit contracts	6	0	0	(6)	16	0	0	(9)
Commodity contracts	2	0	0	(2)	0	0	0	0

Total	$65	$248	$0	$(231)	$188	$167	$0	$(118)

Designated Hedge Derivatives

Foreign exchange contracts	$8	$358	$0	$(112)	$56	$552	$0	$(31)
Equity contracts	0	0	21	(32)	0	0	25	(69)

Total	$8	$358	$21	$(144)	$56	$552	$25	$(100)

Total gross amounts of derivatives	$73	$606	$21	$(375)	$244	$719	$25	$(218)

Gross derivatives either offset or subject to an enforceable master netting agreement	$71	$606	$21	$(375)	$126	$719	$25	$(218)
Gross amounts of derivatives offset in the balance sheet	(98)	(120)	(25)	240	(66)	(71)	(25)	161

Net amounts presented in the balance sheet	(27)	486	(4)	(135)	60	648	0	(57)
Gross amounts of derivatives not offset in the balance sheet	0	0	0	0	0	0	0	0
Cash collateral received	0	0	0	(261)	0	0	0	(456)

Net amount	$(27)	$486	$(4)	$(396)	$60	$648	$0	$(513)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair-value hedges and their related hedged items:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Foreign Exchange Contracts

Derivatives	$(331)	$31	$(364)	$653
Hedged items	340	(23)	390	(647)

Total amount of ineffectiveness	$9	$8	$26	$6

Equity Contracts

Derivatives	$15	$(25)	$(77)	$(88)
Hedged items	(15)	25	77	88

Total amount of ineffectiveness	$0	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$(12)	$5	$(8)	$(8)

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash-flow hedges:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Effective Portion

Gains (losses) recognized in OCI (net of tax effects of $(19), $25, $24, and $37)	$(125)	$559	$158	$1,251
Gains reclassified from AOCI into revenue	171	162	461	290

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	(86)	(120)	(240)	(262)

We estimate that $290 million of net derivative gains included in AOCI at March 31, 2016 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended March 31, 2016.

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

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Foreign exchange contracts	$188	$(442)	$113	$(647)
Equity contracts	(19)	(4)	(15)	(18)
Interest-rate contracts	(4)	3	4	21
Credit contracts	1	2	(2)	(2)
Commodity contracts	(9)	(47)	(145)	(264)

Total	$157	$(488)	$(45)	$(910)

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

March 31, 2016

Assets

Mutual funds	$1,111	$0	$0	$1,111	$0	$1,111
Commercial paper	0	824	0	824	0	824
Certificates of deposit	0	1,324	0	1,324	0	1,324
U.S. government and agency securities	78,052	3,684	0	81,736	0	81,736
Foreign government bonds	10	5,306	0	5,316	0	5,316
Mortgage- and asset-backed securities	0	4,708	0	4,708	0	4,708
Corporate notes and bonds	0	6,520	1	6,521	0	6,521
Municipal securities	0	332	0	332	0	332
Common and preferred stock	7,833	2,114	18	9,965	0	9,965
Derivatives	1	699	0	700	(243)	457

Total	$87,007	$25,511	$19	$112,537	$(243)	$112,294

Liabilities

Derivatives and other	$15	$360	$0	$375	$(240)	$135

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2015

Assets

Mutual funds	$1,100	$0	$0	$1,100	$0	$1,100
Commercial paper	0	1	0	1	0	1
Certificates of deposit	0	906	0	906	0	906
U.S. government and agency securities	71,930	955	0	72,885	0	72,885
Foreign government bonds	131	5,299	0	5,430	0	5,430
Mortgage- and asset-backed securities	0	4,917	0	4,917	0	4,917
Corporate notes and bonds	0	7,108	1	7,109	0	7,109
Municipal securities	0	319	0	319	0	319
Common and preferred stock	8,585	2,277	14	10,876	0	10,876
Derivatives	4	979	5	988	(162)	826

Total	$81,750	$22,761	$20	$104,531	$(162)	$104,369

Liabilities

Derivatives and other	$5	$159	$54	$218	$(161)	$57

(a)

These amounts represent the impact of netting derivative assets and derivative liabilities when a legally enforceable master netting agreement exists and fair value adjustments related to our own credit risk and counterparty credit risk.

The changes in our Level 3 financial instruments that are measured at fair value on a recurring basis were immaterial during the periods presented.

PART I

Item 1

The following table reconciles the total “Net Fair Value” of assets above to our balance sheet presentation of these same assets in Note 4 – Investments.

(In millions)

March 31, 2016		June 30, 2015

Net fair value of assets measured at fair value on a recurring basis	$112,294	$104,369
Cash	3,691	3,679
Common and preferred stock measured at fair value on a nonrecurring basis	770	561
Other investments measured at fair value on a nonrecurring basis	557	589
Less derivative net assets classified as other current assets	(486)	(648)
Other	16	4

Recorded basis of investment components	$116,842	$108,554

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended March 31, 2016 and 2015, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

March 31, 2016		June 30, 2015

Raw materials	$636	$1,100
Work in process	122	202
Finished goods	1,692	1,600

Total	$2,450	$2,902

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

Other

During the nine months ended March 31, 2016, we completed 14 acquisitions for total cash consideration of $1.3 billion. These entities have been included in our consolidated results of operations since their respective acquisition dates.

Pro forma results of operations have not been presented because the effects of these business combinations, individually and in aggregate, were not material to our consolidated results of operations.

PART I

Item 1

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2015	Acquisitions	Other	March 31, 2016

Productivity and Business Processes	$6,309	$444	$(61)	$6,692
Intelligent Cloud	4,917	537	15	5,469
More Personal Computing	5,713	91	(17)	5,787

Total goodwill	$16,939	$1,072	$(63)	$17,948

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

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2016			June 30, 2015

Technology-based (a)	$6,169	$(3,532)	$2,637	$5,926	$(3,149)	$2,777
Marketing-related	1,936	(631)	1,305	1,942	(508)	1,434
Contract-based	1,177	(757)	420	1,192	(710)	482
Customer-related	469	(372)	97	492	(350)	142

Total	$9,751	$(5,292)	$4,459	$9,552	$(4,717)	$4,835

(a)

Technology-based intangible assets included $128 million and $116 million as of March 31, 2016 and June 30, 2015, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

Intangible assets amortization expense was $249 million and $740 million for the three and nine months ended March 31, 2016, respectively, and $361 million and $1.1 billion for the three and nine months ended March 31, 2015, respectively. Amortization of capitalized software was $18 million and $55 million for the three and nine months ended March 31, 2016, respectively, and $13 million and $68 million for the three and nine months ended March 31, 2015, respectively.

In the third quarter of fiscal year 2016, we corrected our intangible assets in the table above for a $585 million misstatement between gross carrying amount and accumulated amortization as of June 30, 2015. We do not consider this correction to be material, and there was no impact to our consolidated financial statements.

PART I

Item 1

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2016:

(In millions)

Year Ending June 30,

2016 (excluding the nine months ended March 31, 2016)	$247
2017	861
2018	753
2019	602
2020	522
Thereafter	1,474

Total	$4,459

NOTE 11 — DEBT

Short-term Debt

As of March 31, 2016, we had $5.5 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.36% and maturities ranging from 26 days to 91 days. As of June 30, 2015, we had $5.0 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.11% and maturities ranging from 8 days to 63 days. The estimated fair value of this commercial paper approximates its carrying value.

We currently have two $5.0 billion credit facilities that expire on November 1, 2016 and November 14, 2018, respectively. These credit facilities serve as a back-up for our commercial paper program. As of March 31, 2016, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of March 31, 2016, the total carrying value and estimated fair value of our long-term debt were $40.9 billion and $43.5 billion, respectively. This is compared to a carrying value and estimated fair value of our long-term debt, including the current portion, of $30.3 billion and $30.5 billion, respectively, as of June 30, 2015. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of March 31, 2016 and June 30, 2015:

Due Date	Face Value March 31, 2016		Face Value June 30, 2015	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

September 25, 2015	$	*	$1,750	1.625%	1.795%
February 8, 2016		*	750	2.500%	2.642%
November 15, 2017		600	600	0.875%	1.084%
May 1, 2018		450	450	1.000%	1.106%
November 3, 2018 (a)		1,750	*	1.300%	1.396%
December 6, 2018		1,250	1,250	1.625%	1.824%
June 1, 2019		1,000	1,000	4.200%	4.379%
February 12, 2020		1,500	1,500	1.850%	1.935%
October 1, 2020		1,000	1,000	3.000%	3.137%
November 3, 2020 (a)		2,250	*	2.000%	2.093%
February 8, 2021		500	500	4.000%	4.082%
December 6, 2021 (b)		1,994	1,950	2.125%	2.233%
February 12, 2022		1,500	1,500	2.375%	2.466%
November 3, 2022 (a)		1,000	*	2.650%	2.717%
November 15, 2022		750	750	2.125%	2.239%
May 1, 2023		1,000	1,000	2.375%	2.465%
December 15, 2023		1,500	1,500	3.625%	3.726%
February 12, 2025		2,250	2,250	2.700%	2.772%
November 3, 2025 (a)		3,000	*	3.125%	3.176%
December 6, 2028 (b)		1,994	1,950	3.125%	3.218%
May 2, 2033 (b)		627	613	2.625%	2.690%
February 12, 2035		1,500	1,500	3.500%	3.604%
November 3, 2035 (a)		1,000	*	4.200%	4.260%
June 1, 2039		750	750	5.200%	5.240%
October 1, 2040		1,000	1,000	4.500%	4.567%
February 8, 2041		1,000	1,000	5.300%	5.361%
November 15, 2042		900	900	3.500%	3.571%
May 1, 2043		500	500	3.750%	3.829%
December 15, 2043		500	500	4.875%	4.918%
February 12, 2045		1,750	1,750	3.750%	3.800%
November 3, 2045 (a)		3,000	*	4.450%	4.492%
February 12, 2055		2,250	2,250	4.000%	4.063%
November 3, 2055 (a)		1,000	*	4.750%	4.782%

Total		$41,065	$30,463

(a)	In November 2015, we issued $13.0 billion of debt securities.

(b)	Euro-denominated debt securities.

*	Not applicable

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. As of March 31, 2016 and June 30, 2015, the aggregate unamortized discount for our long-term debt, including the current portion, was $169 million and $156 million, respectively.

PART I

Item 1

NOTE 12 — INCOME TAXES

Our effective tax rate for the three months ended March 31, 2016 and 2015 was 25% and 24%, respectively, and 17% and 24% for the nine months ended March 31, 2016 and 2015, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

The change in the current quarter and year-to-date effective tax rate compared to prior year was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries, offset by a benefit from the adoption of the new accounting guidance relating to stock-based compensation. The prior year-to-date effective tax rate also included an expense relating to Internal Revenue Service (“IRS”) audit adjustments and adjustments to prior years’ liabilities for intercompany transfer pricing that increased taxable income in more highly-taxed jurisdictions.

Tax contingencies and other income tax liabilities were $12.7 billion and $12.1 billion as of March 31, 2016 and June 30, 2015, respectively, and are included in other long-term liabilities. This increase relates primarily to current period quarterly growth relating to intercompany transfer pricing adjustments, offset by a partial settlement of the IRS audit for tax years 2007 to 2009 in the first quarter of fiscal year 2016. While we settled a portion of the IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of March 31, 2016, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the IRS for tax years 2010 to 2016.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2016, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

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

In connection with the Phone Hardware Integration Plan, we incurred restructuring charges of $98 million and $1.3 billion during the three and nine months ended March 31, 2015, respectively, including severance expenses and other reorganization costs, primarily associated with our facilities consolidation. Total restructuring charges incurred under the Phone Hardware Integration Plan were $1.3 billion, all of which were recognized in fiscal year 2015.

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

PART I

Item 1

Changes in the restructuring liability were as follows:

(In millions)	Severance	Asset Impairments and Other	(a)	Total

Restructuring liability as of June 30, 2015	$588	$249		$837
Restructuring charges	0	0		0
Cash paid	(400)	(92)		(492)
Other	(23)	0		(23)

Restructuring liability as of March 31, 2016	$165	$157		$322

(a)

“Asset Impairments and Other” primarily reflects activities associated with the consolidation of our facilities and manufacturing operations, including asset write-downs as well as contract termination costs.

NOTE 14 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	March 31, 2016	June 30, 2015

Productivity and Business Processes	$9,635	$11,643
Intelligent Cloud	8,658	10,346
More Personal Computing	2,848	3,246
Corporate and Other	4,752	83

Total	$25,893	$25,318

Revenue from Windows 10 is primarily recognized upfront in the More Personal Computing segment, and the deferral and subsequent recognition of revenue is reflected in Corporate and Other in the table above. As of March 31, 2016, we deferred a net $4.6 billion in revenue related to Windows 10.

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

InterDigital patent litigation

InterDigital Technology Corporation and InterDigital Communications Corporation (collectively, “IDT”) filed four patent infringement cases against Nokia in the International Trade Commission (“ITC”) and in U.S. District Court for the District of Delaware between 2007 and 2013. We have been added to these cases as a defendant. IDT has cases pending against other defendants based on the same patents because most of the patents at issue allegedly relate to 3G and 4G wireless communications standards essential functionality. The cases involving us include three ITC investigations where IDT sought an order excluding importation of 3G and 4G phones into the U.S. and one active case in U.S. District Court in Delaware seeking an injunction and damages. Each of the ITC matters has been resolved in our favor. In September 2015, in an inter partes review the United States Patent Trial and Appeal Board issued a final written decision that deemed unpatentable all asserted claims of the patent remaining at issue in the Delaware case. IDT has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The Delaware case has been stayed pending final completion of the inter partes review (including appeals and any subsequent proceedings in the Patent Office). We filed an antitrust complaint against IDT in the District of Delaware in August 2015 asserting violations of Section 2 of the Sherman Act, alleging the unlawful exploitation of standard essential patents. IDT filed a motion to dismiss, which remains pending.

PART I

Item 1

European copyright levies

We assumed from Nokia all potential liability due to Nokia’s alleged failure to pay “private copying levies” in various European countries based upon sale of memory cards and mobile phones that incorporate blank memory. The levies are based upon a 2001 European Union (“EU”) Directive establishing a right for end users to make copies of copyrighted works for personal or private use, but also allowing the collection of levies based upon sales of blank media or recording devices to compensate copyright holders for private copying. Various collecting societies in EU countries initiated litigation against Nokia, stating that Nokia must pay levies not only based upon sales of blank memory cards, but also phones that include blank memory for data storage on the phones, regardless of actual usage of that memory. The most significant cases against Nokia are pending in Germany and Austria, due to both the high volume of sales and high levy amounts sought in these countries. In December 2015, the industry group BITKOM, of which we are a member, reached a settlement with the German collecting society for all claims from 2008 forward, leaving litigation only for the period 2004-2007 pending in Germany. In addition, the industry is engaged in settlement negotiations with the Austrian collecting society. We have also settled copyright levies litigation in Spain and France.

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

China State Administration for Industry and Commerce investigation

In 2014, Microsoft was informed that China’s State Administration for Industry and Commerce (“SAIC”) had begun a formal investigation relating to China’s Anti-Monopoly Law, and the SAIC conducted onsite inspections of Microsoft offices in Beijing, Shanghai, Guangzhou, and Chengdu. SAIC has stated the investigation relates to compatibility, bundle sales, file verification issues related to Windows and Office software, and potentially other issues.

Product-Related Litigation

U.S. cell phone litigation

Nokia, along with other handset manufacturers and network operators, is a defendant in 19 lawsuits filed in the Superior Court for the District of Columbia by individual plaintiffs who allege that radio emissions from cellular handsets caused their brain tumors and other adverse health effects. We assumed responsibility for these claims as part of the NDS acquisition and have been substituted for the Nokia defendants. Nine of these cases were filed in 2002 and are consolidated for certain pre-trial proceedings; the remaining 10 cases are stayed. In a separate 2009 decision, the Court of Appeals for the District of Columbia held that adverse health effect claims arising from the use of cellular handsets that operate within the U.S. Federal Communications Commission radio frequency emission guidelines (“FCC Guidelines”) are pre-empted by federal law. The plaintiffs allege that their handsets either operated outside the FCC Guidelines or were manufactured before the FCC Guidelines went into effect. The lawsuits also allege an industry-wide conspiracy to manipulate the science and testing around emission guidelines.

In 2013, defendants in the consolidated cases moved to exclude plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the court granted in part defendants’ motion to exclude plaintiffs’ general causation experts. The plaintiffs filed an interlocutory appeal challenging the standard for evaluating expert scientific evidence, which the District of Columbia Court of Appeals agreed to hear en banc. Trial court proceedings are stayed pending resolution of the appeal.

PART I

Item 1

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

As of March 31, 2016, we accrued aggregate legal liabilities of $520 million in other current liabilities and $10 million in other long-term liabilities. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.6 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 16 — STOCKHOLDERS’ EQUITY

Share Repurchases

We repurchased the following shares of common stock through our share repurchase program during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Shares of common stock repurchased	69	116	224	202
Value of common stock repurchased	$3,600	$5,000	$11,200	$9,000

The above table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of March 31, 2016, $10.7 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

PART I

Item 1

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2016

September 15, 2015	$0.36	November 19, 2015	$2,868	December 10, 2015
December 2, 2015	$0.36	February 18, 2016	$2,842	March 10, 2016
March 15, 2016	$0.36	May 19, 2016	$2,833	June 9, 2016

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal Year 2015

September 16, 2014	$0.31	November 20, 2014	$2,547	December 11, 2014
December 3, 2014	$0.31	February 19, 2015	$2,532	March 12, 2015
March 10, 2015	$0.31	May 21, 2015	$2,515	June 11, 2015

The dividend declared on March 15, 2016 was included in other current liabilities as of March 31, 2016.

PART I

Item 1

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Derivatives

Accumulated other comprehensive income balance, beginning of period	$598	$597	$590	$31
Unrealized gains (losses), net of tax effects of $(19), $25, $24, and $37	(125)	559	158	1,251

Reclassification adjustments for gains included in revenue	(171)	(162)	(461)	(290)
Tax expense included in provision for income taxes	11	4	26	6

Amounts reclassified from accumulated other comprehensive income	(160)	(158)	(435)	(284)

Net current period other comprehensive income (loss)	(285)	401	(277)	967

Accumulated other comprehensive income balance, end of period	$313	$998	$313	$998

Investments

Accumulated other comprehensive income balance, beginning of period	$2,758	$3,111	$3,169	$3,531
Unrealized gains, net of tax effects of $217, $133, $34, and $47	402	245	64	83

Reclassification adjustments for gains included in other income (expense), net	(88)	(185)	(200)	(583)
Tax expense included in provision for income taxes	31	65	70	205

Amounts reclassified from accumulated other comprehensive income	(57)	(120)	(130)	(378)

Net current period other comprehensive income (loss)	345	125	(66)	(295)

Accumulated other comprehensive income balance, end of period	$3,103	$3,236	$3,103	$3,236

Translation adjustments and other

Accumulated other comprehensive income (loss) balance, beginning of period	$(1,583)	$(325)	$(1,237)	$146
Translation adjustments and other, net of tax effects of $3, $(174), $(18), and $(432)	7	(438)	(339)	(909)

Accumulated other comprehensive loss balance, end of period	$(1,576)	$(763)	$(1,576)	$(763)

Accumulated other comprehensive income, end of period	$1,840	$3,471	$1,840	$3,471

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

PART I

Item 1

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

PART I

Item 1

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Revenue

Productivity and Business Processes	$6,522	$6,457	$19,518	$19,769
Intelligent Cloud	6,096	5,903	18,331	17,419
More Personal Computing	9,458	9,369	31,563	33,917
Corporate and Other	(1,545)	0	(4,706)	295

Total revenue	$20,531	$21,729	$64,706	$71,400

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Operating income (loss)

Productivity and Business Processes	$2,994	$3,204	$9,461	$10,192
Intelligent Cloud	2,188	2,533	7,168	7,238
More Personal Computing	1,645	1,049	5,178	4,063
Corporate and Other	(1,544)	(192)	(4,705)	(1,279)

Total operating income	$5,283	$6,594	$17,102	$20,214

Corporate and Other operating income (loss) includes adjustments to conform our internal accounting policies to U.S. GAAP, and impairment, integration, and restructuring expenses. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition.

Corporate and Other operating income (loss) activity was as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Revenue reconciling amounts and other (a)	$(1,544)	$(2)	$(4,705)	$294
Impairment, integration, and restructuring expenses	0	(190)	0	(1,573)

Total Corporate and Other	$(1,544)	$(192)	$(4,705)	$(1,279)

(a)	Revenue reconciling amounts and other for the three months ended March 31, 2016 primarily consisted of a net $1.6 billion of revenue deferrals related to sales of Windows 10.

Revenue reconciling amounts and other for the nine months ended March 31, 2016 primarily consisted of a net $4.6 billion of revenue deferrals related to sales of Windows 10. Revenue reconciling amounts and other for the nine months ended March 31, 2015 included the net recognition of $296 million of previously deferred revenue related to bundled products and services.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of March 31, 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

April 21, 2016

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

Highlights from the third quarter of fiscal year 2016 included:

•	Our commercial cloud, which primarily comprises Office 365 Commercial, Microsoft Azure, and Dynamics CRM Online, reached an annualized run rate* exceeding $10.0 billion.

•	Office 365 Consumer subscribers increased to 22.2 million.

•	Dynamics CRM Online seat additions more than doubled year-over-year.

•

Microsoft Azure revenue grew 110%, with usage of Azure compute and Azure SQL database more than doubling year-over-year. Enterprise Mobility customers more than doubled year-over-year to 27,000, and the installed base nearly quadrupled year-over-year.

•	Windows 10 is now active on more than 270 million devices around the world.

•	Xbox Live monthly active users grew 26% year-over-year to 46 million.

*	Annualized run rate was calculated by multiplying March 2016 revenue by twelve months.

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

PART I

Item 2

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

•	Devices, including phones, Surface, and Microsoft PC accessories.

•	Gaming, including Xbox hardware; Xbox Live, comprising transactions, subscriptions, and advertising; video games; and third-party video game royalties.

•	Search advertising.

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2016	2015		2016	2015

Revenue	$20,531	$21,729	(6)%	$64,706	$71,400	(9)%
Gross margin	$12,809	$14,568	(12)%	$39,905	$45,830	(13)%
Operating income	$5,283	$6,594	(20)%	$17,102	$20,214	(15)%
Diluted earnings per share	$0.47	$0.61	(23)%	$1.70	$1.86	(9)%

PART I

Item 2

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Revenue decreased $1.2 billion or 6%, primarily due to the impact of a net revenue deferral related to Windows 10 of $1.6 billion and an unfavorable foreign currency impact of approximately $838 million or 4%, offset in part by revenue growth in each of our reportable segments. Windows 10 revenue is primarily recognized upfront in the More Personal Computing segment, and the deferral and subsequent recognition of revenue is reflected in Corporate and Other. Intelligent Cloud revenue increased, primarily due to higher Enterprise Services revenue, as well as higher revenue from server products and cloud services, including Microsoft Azure. More Personal Computing revenue increased, primarily due to revenue growth in search advertising and Gaming, offset in part by lower revenue from Windows and Devices. Productivity and Business Processes revenue increased, driven by higher revenue from Office and Microsoft Dynamics.

Operating income decreased $1.3 billion or 20%, primarily due to lower gross margin, offset in part by a reduction in operating expenses, and impairment, integration, and restructuring expenses in the prior year. Gross margin decreased $1.8 billion or 12%, driven by the decline in revenue as discussed above, and included an unfavorable foreign currency impact of approximately $749 million or 5%. Productivity and Business Processes and Intelligent Cloud gross margin decreased, offset in part by higher gross margin from More Personal Computing.

Key changes in expenses were:

•

Cost of revenue increased $561 million or 8%, mainly due to growth in our commercial cloud and search advertising, offset in part by lower phone sales, driven by the previously announced change in strategy for the phone business.

•	Operating expenses decreased $258 million or 3%, primarily due to a decline in sales and marketing expenses, driven by a reduction in phone expenses.

•

Impairment, integration, and restructuring expenses were $190 million in the prior year, comprised mainly of restructuring charges associated with our July 2014 restructuring plan to simplify our organization and align the purchase of Nokia Corporation’s Devices and Services business (“NDS”) with our overall strategy (“Phone Hardware Integration Plan”).

Diluted earnings per share (“EPS”) was $0.47 for the three months ended March 31, 2016. Current year diluted EPS was negatively impacted by net revenue deferrals, primarily related to Windows 10, which resulted in a decrease to diluted EPS of $0.15, and was favorably impacted by the adoption of new accounting guidance related to stock-based compensation, which resulted in an increase to diluted EPS of $0.01. Diluted EPS was $0.61 for the three months ended March 31, 2015. Prior year diluted EPS was negatively impacted by impairment, integration, and restructuring expenses, which resulted in a decrease to diluted EPS of $0.01.

Nine months ended March 31, 2016 compared with nine months ended March 31, 2015

Revenue decreased $6.7 billion or 9%, primarily due to the impact of a net revenue deferral related to Windows 10 of $4.6 billion and an unfavorable foreign currency impact of approximately $3.2 billion or 4%. More Personal Computing revenue decreased, primarily due to lower revenue from Devices and Windows, offset in part by revenue growth in search advertising and Gaming. Productivity and Business Processes revenue decreased, driven by an unfavorable foreign currency impact. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services, including Microsoft Azure, and Enterprise Services revenue.

Operating income decreased $3.1 billion or 15%, primarily due to lower gross margin, offset in part by prior year impairment, integration, and restructuring expenses and a reduction in operating expenses in the current year. Gross margin decreased $5.9 billion or 13%, driven by the decline in revenue as discussed above, and included an unfavorable foreign currency impact of approximately $2.8 billion or 6%. Productivity and Business Processes and More Personal Computing gross margin decreased, offset in part by higher gross margin from Intelligent Cloud.

Key changes in expenses were:

•

Cost of revenue decreased $769 million or 3%, mainly due to lower phone sales, driven by the previously announced change in strategy for the phone business, offset in part by growth in our commercial cloud and search advertising.

•	Impairment, integration, and restructuring expenses were $1.6 billion in the prior year, comprised mainly of restructuring charges associated with our Phone Hardware Integration Plan.

PART I

Item 2

•

Operating expenses decreased $1.2 billion or 5%, primarily due to a decline in sales and marketing expenses, driven by a reduction in phone expenses and a favorable foreign currency impact of approximately 4%.

Diluted EPS was $1.70 for the nine months ended March 31, 2016. Current year diluted EPS was negatively impacted by net revenue deferrals, primarily related to Windows 10, which resulted in a decrease to diluted EPS of $0.40, and was favorably impacted by the adoption of new accounting guidance related to stock-based compensation, which resulted in an increase to diluted EPS of $0.05. Diluted EPS was $1.86 for the nine months ended March 31, 2015. Prior year diluted EPS was negatively impacted by impairment, integration, and restructuring expenses, and favorably impacted by the recognition of previously deferred net revenue related to Bundled Offerings, which resulted in a net decrease to diluted EPS of $0.13.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2016	2015		2016	2015

Revenue

Productivity and Business Processes	$6,522	$6,457	1%	$19,518	$19,769	(1)%
Intelligent Cloud	6,096	5,903	3%	18,331	17,419	5%
More Personal Computing	9,458	9,369	1%	31,563	33,917	(7)%
Corporate and Other	(1,545)	0	*	(4,706)	295	*

Total revenue	$20,531	$21,729	(6)%	$64,706	$71,400	(9)%

Operating income (loss)

Productivity and Business Processes	$2,994	$3,204	(7)%	$9,461	$10,192	(7)%
Intelligent Cloud	2,188	2,533	(14)%	7,168	7,238	(1)%
More Personal Computing	1,645	1,049	57%	5,178	4,063	27%
Corporate and Other	(1,544)	(192)	*	(4,705)	(1,279)	*

Total operating income	$5,283	$6,594	(20)%	$17,102	$20,214	(15)%

*	Not meaningful.

Reportable Segments

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Productivity and Business Processes

Productivity and Business Processes revenue increased $65 million or 1%, due to higher revenue from Office and Microsoft Dynamics. Productivity and Business Processes included an unfavorable foreign currency impact of approximately 5%.

•

Office Consumer revenue increased $23 million or 3%, driven by revenue growth from Office 365 Consumer subscribers and higher revenue per license, offset in part by an unfavorable foreign currency impact of approximately 3% and a decline in the consumer PC market.

•

Office Commercial revenue increased $20 million, driven by higher revenue from Office 365 Commercial, mainly due to growth in subscribers, offset in part by an unfavorable foreign currency impact of approximately 7% and lower transactional license volume, reflecting a continued shift to Office 365 Commercial and a decline in the business PC market.

•

Microsoft Dynamics revenue increased 4%, mainly due to higher revenue from Dynamics CRM Online, driven by seat growth. Microsoft Dynamics revenue included an unfavorable foreign currency impact of approximately 5%.

PART I

Item 2

Productivity and Business Processes operating income decreased $210 million or 7%, driven by lower gross margin. Gross margin decreased $242 million or 4%, primarily due to higher cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 5%. Cost of revenue increased $307 million or 32%, primarily due to the increasing cloud mix of revenue and higher datacenter costs to deliver cloud services.

Intelligent Cloud

Intelligent Cloud revenue increased $193 million or 3%, mainly due to higher Enterprise Services revenue, as well as higher server products and cloud services revenue. Intelligent Cloud revenue included an unfavorable foreign currency impact of approximately 5%.

•	Enterprise Services revenue grew $137 million or 11%, mainly due to growth in Premier Support Services, offset in part by an unfavorable foreign currency impact of approximately 4%.

•

Server products and cloud services revenue grew slightly, driven by revenue growth from Microsoft Azure of 110%, offset in part by a decline in revenue from our on-premise server products. Server products and cloud services revenue included an unfavorable foreign currency impact of approximately 5%.

Intelligent Cloud operating income decreased $345 million or 14%, primarily due to higher operating expenses and lower gross margin. Operating expenses increased $267 million or 13%, mainly due to higher research and development expenses of $150 million or 22%, driven by increased investments in our cloud platform, including headcount-related expenses. Gross margin decreased $78 million or 2%, driven by higher cost of revenue, offset in part by revenue growth. Gross margin included an unfavorable foreign currency impact of approximately 5%. Cost of revenue increased $271 million or 20%, primarily driven by higher datacenter costs to support Microsoft Azure.

More Personal Computing

More Personal Computing revenue increased $89 million or 1%, mainly due to higher revenue from search advertising and Gaming, offset in part by lower revenue from Windows and Devices. More Personal Computing revenue included an unfavorable foreign currency impact of approximately 2%.

•

Search advertising revenue increased $538 million or 55%. Search advertising revenue, excluding traffic acquisition costs, increased 14%, primarily driven by growth in Bing, due to higher revenue per search and higher search volume.

•

Gaming revenue increased $64 million or 4%, primarily due to higher revenue from Xbox Live and video games, offset in part by lower Xbox hardware revenue. Xbox Live revenue increased 22%, driven by higher revenue per transaction and volumes of transactions, as well as growth in subscribers. Video games revenue grew 9%, driven by the sales of Minecraft. Xbox hardware revenue decreased 26%, mainly due to a decline in Xbox 360 console volume and lower prices of Xbox One consoles sold.

•

Windows revenue decreased $292 million or 7%, mainly due to lower revenue from patent licensing and Windows OEM. Patent licensing revenue decreased 26%, due to a decline in licensed units and license revenue per unit. Windows OEM revenue decreased 2%. Windows OEM Pro revenue declined 11%, driven by a decline in the business PC market. Windows OEM non-Pro revenue grew 15%, outperforming the consumer PC market, driven by reductions in OEM non-Pro channel inventory in the prior year and a higher mix of premium licenses sold in the current year.

•

Devices revenue decreased $248 million or 11%, driven by the previously announced change in strategy for the phone business, offset in part by higher Surface revenue. Phone revenue decreased $662 million or 47%, as we sold 2.3 million Lumia phones and 15.7 million other phones in the third quarter of fiscal year 2016, compared with 8.6 million and 24.7 million sold, respectively, in the prior year. Surface revenue increased $398 million or 56%, primarily driven by the release of Surface Pro 4 and Surface Book in the second quarter of fiscal year 2016, offset in part by a decline in revenue from Surface Pro 3.

More Personal Computing operating income increased $596 million or 57%, due to lower operating expenses and higher gross margin.

•

Gross margin increased $105 million or 2%, reflecting higher revenue and a slight reduction in cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 4%. Cost of revenue decreased slightly, primarily driven by a reduction in phone sales, offset in part by higher search advertising and Surface cost of revenue.

PART I

Item 2

•

Operating expenses decreased $491 million or 14%, mainly due to lower sales and marketing expenses and research and development expenses. Sales and marketing expenses decreased $308 million or 21% and research and development expenses decreased $174 million or 11%, mainly due to a reduction in phone expenses.

Nine months ended March 31, 2016 compared with nine months ended March 31, 2015

Productivity and Business Processes

Productivity and Business Processes revenue decreased $251 million or 1%, primarily due to an unfavorable foreign currency impact of approximately 6%.

•

Office Consumer revenue decreased $193 million or 8%, driven by an unfavorable foreign currency impact of approximately 6% and a decline in the consumer PC market, offset in part by revenue growth from Office 365 Consumer subscribers.

•

Office Commercial revenue decreased $114 million or 1%, driven by an unfavorable foreign currency impact of approximately 7%. Revenue from Office 365 Commercial increased, mainly due to growth in subscribers, offset by lower transactional license volume, reflecting a continued shift to Office 365 Commercial and a decline in the business PC market.

•

Microsoft Dynamics revenue increased 3%, mainly due to higher revenue from Dynamics CRM Online, driven by seat growth. Microsoft Dynamics revenue included an unfavorable foreign currency impact of approximately 7%.

Productivity and Business Processes operating income decreased $731 million or 7%, driven by lower gross margin, offset in part by a reduction in operating expenses. Gross margin decreased $958 million or 6%, primarily due to higher cost of revenue, as well as the decline in Office revenue. Gross margin included an unfavorable foreign currency impact of approximately 7%. Cost of revenue increased $707 million or 25%, primarily due to the increasing cloud mix of revenue and higher datacenter costs to deliver cloud services. Operating expenses decreased $227 million or 3%, driven by lower sales and marketing expenses. Sales and marketing expenses decreased $206 million or 6%, mainly due to a reduction in headcount-related expenses and lower fees paid to third-party enterprise software advisors.

Intelligent Cloud

Intelligent Cloud revenue increased $912 million or 5%, mainly due to higher server products and cloud services revenue, as well as higher Enterprise Services revenue. Intelligent Cloud revenue included an unfavorable foreign currency impact of approximately 6%.

•

Server products and cloud services revenue grew $433 million or 3%, driven by revenue growth from Microsoft Azure of 118%, offset in part by a decline in revenue from our on-premise server products. Server products and cloud services revenue included an unfavorable foreign currency impact of approximately 6%.

•	Enterprise Services revenue grew $377 million or 10%, mainly due to growth in Premier Support Services, offset in part by an unfavorable foreign currency impact of approximately 6%.

Intelligent Cloud operating income decreased $70 million or 1%, primarily due to higher operating expenses, offset in part by higher gross margin. Operating expenses increased $518 million or 9%, mainly due to higher research and development expenses and sales and marketing expenses. Research and development expenses increased $383 million or 19% and sales and marketing expenses increased $124 million or 4%, driven by increased investments in our cloud platform, including headcount-related expenses. Gross margin increased $448 million or 3%, driven by revenue growth, offset in part by higher cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 7%. Cost of revenue increased $464 million or 11%, primarily driven by higher datacenter costs to support Microsoft Azure.

More Personal Computing

More Personal Computing revenue decreased $2.4 billion or 7%, mainly due to lower revenue from Devices and Windows, offset in part by higher revenue from search advertising and Gaming. More Personal Computing revenue included an unfavorable foreign currency impact of approximately 3%.

PART I

Item 2

•

Devices revenue decreased $2.9 billion or 31%, mainly due to lower revenue from phones, driven by the previously announced change in strategy for the phone business, offset in part by higher Surface revenue. Phone revenue decreased $3.4 billion or 54%, as we sold 12.7 million Lumia phones and 63.7 million other phones during the nine months ended March 31, 2016, compared with 28.5 million and 107.3 million sold, respectively, in the prior year. Surface revenue increased $410 million or 15%, primarily driven by Surface Pro 4 and Surface Book, as well as the release of Surface 3 in the fourth quarter of fiscal year 2015, offset in part by a decline in revenue from Surface Pro 3.

•

Windows revenue decreased $1.0 billion or 7%, mainly due to lower revenue from Windows OEM and patent licensing. Windows OEM revenue decreased 4%. Windows OEM Pro revenue declined 8%, driven by a decline in the business PC market. Windows OEM non-Pro revenue increased 2%, outperforming the consumer PC market, driven by a higher mix of premium licenses sold. Patent licensing revenue decreased 29%, due to a decline in licensed units and license revenue per unit.

•

Search advertising revenue increased $1.2 billion or 43%. Search advertising revenue, excluding traffic acquisition costs, increased 18%, primarily driven by growth in Bing, due to higher revenue per search and higher search volume.

•

Gaming revenue increased $284 million or 4%, primarily due to higher revenue from Xbox Live and video games, offset in part by lower Xbox hardware revenue. Xbox Live revenue increased 21%, driven by higher revenue per transaction and volumes of transactions, as well as growth in subscribers. Video games revenue grew 41%, driven by the launch of Halo 5 and sales of Minecraft. We acquired Mojang AB, the Swedish video game developer of the Minecraft gaming franchise, in November 2014. Xbox hardware revenue decreased 14%, mainly due to a decline in Xbox 360 console volume and lower prices of Xbox One consoles sold, offset in part by higher Xbox One console volume.

More Personal Computing operating income increased $1.1 billion or 27%, primarily due to lower operating expenses, offset in part by lower gross margin.

•

Gross margin decreased $416 million or 3%, reflecting lower revenue, primarily as a result of lower phone sales, offset in part by a reduction in cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 6%. Cost of revenue decreased $1.9 billion or 10%, primarily driven by a reduction in phone sales, offset in part by higher search advertising cost of revenue.

•

Operating expenses decreased $1.5 billion or 13%, mainly due to lower sales and marketing expenses and research and development expenses. Sales and marketing expenses decreased $970 million or 19% and research and development expenses decreased $526 million or 11%, driven by a reduction in phone expenses.

Corporate and Other

Corporate and Other revenue primarily comprises certain revenue deferrals, including those related to Windows 10, Bundled Offerings, and video games. Corporate and Other operating income (loss) primarily comprises revenue deferrals and corporate-level activity not specifically allocated to a segment, including impairment, integration, and restructuring expenses.

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Corporate and Other revenue decreased $1.5 billion, primarily due to the shift to ratable revenue recognition for Windows 10 in the current fiscal year. During the three months ended March 31, 2016, we deferred a net $1.6 billion of revenue related to Windows 10.

Corporate and Other operating loss increased $1.4 billion, primarily due to decreased revenue, offset in part by $190 million of impairment, integration, and restructuring expenses in the prior year, reflecting costs associated with the acquisition of NDS.

Nine months ended March 31, 2016 compared with nine months ended March 31, 2015

Corporate and Other revenue decreased $5.0 billion, primarily due to the shift to ratable revenue recognition for Windows 10 in the current fiscal year. During the nine months ended March 31, 2016, we deferred a net $4.6 billion of revenue related to Windows 10. During the nine months ended March 31, 2015, we recognized a net $296 million of previously deferred revenue related to Bundled Offerings.

PART I

Item 2

Corporate and Other operating loss increased $3.4 billion, primarily due to decreased revenue, offset in part by $1.6 billion of impairment, integration, and restructuring expenses in the prior year.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2016	2015		2016	2015

Research and development	$2,980	$2,984	0%	$8,842	$8,952	(1)%
As a percent of revenue	15%	14%	1ppt	14%	13%	1ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Research and development expenses decreased slightly, primarily due to a reduction in phone expenses, driven by the previously announced change in strategy for the phone business, offset in part by increased investments in our cloud platform, including headcount-related expenses.

Nine months ended March 31, 2016 compared with nine months ended March 31, 2015

Research and development expenses decreased $110 million or 1%, primarily due to a reduction in phone expenses, offset in part by increased investments in our cloud platform, including headcount-related expenses.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2016	2015		2016	2015

Sales and marketing	$3,406	$3,709	(8)%	$10,699	$11,752	(9)%
As a percent of revenue	17%	17%	0ppt	17%	16%	1ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Sales and marketing expenses decreased $303 million or 8%, primarily due to a reduction in phone expenses, driven by the previously announced change in strategy for the phone business.

Nine months ended March 31, 2016 compared with nine months ended March 31, 2015

Sales and marketing expenses decreased $1.1 billion or 9%, primarily due to a reduction in phone and headcount-related expenses, as well as lower fees paid to third-party enterprise software advisors. Sales and marketing expenses included a favorable foreign currency impact of approximately 4%.

PART I

Item 2

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2016	2015		2016	2015

General and administrative	$1,140	$1,091	4%	$3,262	$3,339	(2)%
As a percent of revenue	6%	5%	1ppt	5%	5%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three months ended March 31, 2016 compared with three months ended March 31, 2015

General and administrative expenses increased $49 million or 4%, primarily due to increased investments in infrastructure supporting our business transformation.

Nine months ended March 31, 2016 compared with nine months ended March 31, 2015

General and administrative expenses decreased $77 million or 2%, primarily due to a reduction in headcount-related expenses, offset in part by increased investments in infrastructure supporting our business transformation.

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

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Impairment, integration, and restructuring expenses were $190 million during the three months ended March 31, 2015, comprised mainly of restructuring charges of $98 million, including employee severance expenses and the write-down of certain assets and in connection with our Phone Hardware Integration Plan, and integration expenses of $92 million, primarily systems consolidation costs and employee-related expenses. See Note 13 – Restructuring Charges of the Notes to Financial Statements for discussion of our restructuring plans.

Nine months ended March 31, 2016 compared with nine months ended March 31, 2015

Impairment, integration, and restructuring expenses were $1.6 billion during the nine months ended March 31, 2015, comprised mainly of restructuring charges of $1.3 billion, including employee severance expenses and the write-down of certain assets in connection with our Phone Hardware Integration Plan.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2016	2015	2016	2015

Dividends and interest income	$230	$160	$629	$568
Interest expense	(340)	(211)	(898)	(534)
Net recognized gains on investments	85	169	193	565
Net losses on derivatives	(155)	(114)	(414)	(386)
Net gains (losses) on foreign currency remeasurements	(18)	(54)	(52)	107
Other	(49)	(27)	(156)	(271)

Total	$(247)	$(77)	$(698)	$49

PART I

Item 2

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

Three months ended March 31, 2016 compared with three months ended March 31, 2015

Dividends and interest income increased primarily due to higher portfolio balances and yields. Interest expense increased primarily due to higher outstanding long-term debt. Net recognized gains on investments decreased primarily due to lower gains on sales of equity and fixed-income securities. Other-than-temporary impairments were $86 million for the three months ended March 31, 2016, compared with $95 million in the prior year. Net losses on derivatives increased due to higher losses on foreign exchange and equity contracts, offset in part by lower losses on commodity derivatives. Other reflects recognized losses from divestitures and certain joint ventures.

Nine months ended March 31, 2016 compared with nine months ended March 31, 2015

Dividends and interest income increased primarily due to higher portfolio balances. Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments decreased primarily due to lower gains on sales of equity and fixed-income securities and higher other-than-temporary impairments. Other-than-temporary impairments were $248 million for the nine months ended March 31, 2016, compared with $130 million in the prior year. Net losses on derivatives increased due to higher losses on foreign exchange contracts and lower gains on interest-rate derivatives, offset in part by lower losses on commodity derivatives. Other reflects recognized losses on divestitures and certain joint ventures.

INCOME TAXES

Our effective tax rate for the three months ended March 31, 2016 and 2015 was 25% and 24%, respectively, and 17% and 24% for the nine months ended March 31, 2016 and 2015, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

The change in the current quarter and year-to-date effective tax rate compared to prior year was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries, offset by a benefit from the adoption of the new accounting guidance relating to stock-based compensation. The prior year-to-date effective tax rate also included an expense relating to Internal Revenue Service (“IRS”) audit adjustments and adjustments to prior years’ liabilities for intercompany transfer pricing that increased taxable income in more highly-taxed jurisdictions.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The IRS’s decision to appeal on February 19, 2016 prolongs the uncertainty regarding the ultimate outcome of the Altera case, and we concluded that no adjustment to our consolidated financial statements is appropriate at this time.

Tax contingencies and other income tax liabilities were $12.7 billion and $12.1 billion as of March 31, 2016 and June 30, 2015, respectively, and are included in other long-term liabilities. This increase relates primarily to current period quarterly growth relating to intercompany transfer pricing adjustments, offset by a partial settlement of the IRS audit for tax years 2007 to 2009 in the first quarter of fiscal year 2016. While we settled a portion of the IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of March 31, 2016, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the IRS for tax years 2010 to 2016.

PART I

Item 2

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2016, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $105.6 billion as of March 31, 2016, compared with $96.5 billion as of June 30, 2015. Equity and other investments were $11.3 billion as of March 31, 2016, compared with $12.1 billion as of June 30, 2015. Our short-term investments are primarily to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments as of March 31, 2016, $102.8 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $2.4 billion. As of March 31, 2016, approximately 81% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 4% were invested in corporate notes and bonds of U.S. companies, and approximately 5% were invested in U.S. mortgage- and asset-backed securities, all of which are denominated in U.S. dollars. The remaining cash equivalents and short-term investments held by our foreign subsidiaries were invested in foreign securities.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $373 million as of March 31, 2016. Our average and maximum securities lending payable balances for the three months ended March 31, 2016 were $391 million and $1.1 billion, respectively. Our average and maximum securities lending payable balances for the nine months ended March 31, 2016 were $301 million and $1.2 billion, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

PART I

Item 2

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

Cash Flows

Cash flows from operations increased $2.0 billion to $24.9 billion for the nine months ended March 31, 2016, mainly due to lower operating expenditures. Cash used in financing increased $3.3 billion to $9.4 billion, mainly due to a $2.1 billion increase in cash used for common stock repurchases and a $799 million increase in dividends paid, offset in part by a $582 million increase in proceeds from issuances of debt, net of repayments. Cash used in investing decreased $4.1 billion to $13.9 billion, mainly due to a $3.1 billion decrease in cash used for net investment purchases, sales, and maturities, and a $1.8 billion decrease in cash used for acquisitions of companies, offset by a $1.5 billion increase in cash used for additions to property and equipment.

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

Unearned Revenue

Unearned revenue as of March 31, 2016 was comprised mainly of unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue as of March 31, 2016 also included payments for: Windows 10 licenses, post-delivery support and consulting services to be performed in the future; Xbox Live subscriptions and prepaid points; Office 365 subscriptions; Microsoft Dynamics business solutions products; Skype prepaid credits and subscriptions; Bundled Offerings; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of March 31, 2016:

(In millions)

Three Months Ending,

June 30, 2016	$9,156
September 30, 2016	5,737
December 31, 2016	4,136
March 31, 2017	1,847
Thereafter	5,017

Total	$25,893

Share Repurchases

During the three and nine months ended March 31, 2016, we repurchased 69 million and 224 million, respectively, shares of our common stock for $3.6 billion and $11.2 billion, respectively, under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. While the program has no expiration date, we intend to complete it by December 31, 2016. As of March 31, 2016, $10.7 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

PART I

Item 2

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

PART I

Item 2

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

Item 2

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

PART I, II

Item 3, 4, 1, 1A

The following table sets forth the one-day VaR for substantially all of our positions as of March 31, 2016 and June 30, 2015 and for the three months ended March 31, 2016:

(In millions)

	March 31, 2016	June 30, 2015	Three Months Ended March 31, 2016

Risk Categories			Average	High	Low

Foreign currency	$ 168	$120	$ 172	$187	$157
Interest rate	$ 55	$51	$ 54	$60	$50
Equity	$ 176	$149	$ 167	$178	$155
Commodity	$ 11	$13	$ 9	$11	$6

Total one-day VaR for the combined risk categories was $299 million as of March 31, 2016 and $237 million as of June 30, 2015. The total VaR is 27% and 29% less as of March 31, 2016 and June 30, 2015, respectively, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

PART II

Item 1A

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

PART II

Item 1A

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

PART II

Item 1A

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

PART II

Item 1A

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

PART II

Item 1A

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

We may have additional tax liabilities.    We are subject to income taxes in the U.S. and many foreign jurisdictions. Significant judgment is required in determining our worldwide provision for income taxes. In the ordinary course of our business, there are many transactions and calculations where the ultimate tax determination is uncertain. We regularly are under audit by tax authorities in different jurisdictions. Economic and political pressures to increase tax revenue in various jurisdictions may make resolving tax disputes favorably more difficult. Although we believe our tax estimates are reasonable, the final determination of tax audits and any related litigation in the jurisdictions where we are subject to taxation could be materially different from our historical income tax provisions and accruals. The results of an audit or litigation could have a material effect on our consolidated financial statements in the period or periods in which that determination is made.

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

PART II

Item 1A

We strive to empower all people and organizations to achieve more and accessibility of our products is an important aspect of this goal. There is increasing pressure from advocacy groups, regulators, competitors, and customers to make technology more accessible. If our products do not meet customer expectations or emerging global accessibility requirements, we could lose sales opportunities or face regulatory actions.

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

PART II

Item 2, 6

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

January 1, 2016 – January 31, 2016	22,568,604	$ 52.40	22,568,604	$ 13,101
February 1, 2016 – February 29, 2016	22,670,000	$ 51.30	22,670,000	$ 11,937
March 1, 2016 – March 31, 2016	23,663,530	$ 53.01	23,663,530	$ 10,683

	68,902,134		68,902,134

During the three months ended March 31, 2016, we repurchased 69 million shares of our common stock for $3.6 billion under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. While the program has no expiration date, we intend to complete it by December 31, 2016. As of March 31, 2016, $10.7 billion remained of the $40.0 billion share repurchase program. All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation (incorporated by reference to Current Report on Form 8-K filed March 17, 2016)

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Furnished, not filed

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

April 21, 2016