Form 10-K
period 2016-06-30
MICROSOFT CORP
filed 2016-07-28
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Fiscal Year Ended June 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission File Number 001-37845

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐    No ☒

As of December 31, 2015, the aggregate market value of the registrant’s common stock held by non-affiliates of the registrant was $424.5 billion based on the closing sale price as reported on the NASDAQ National Market System. As of July 25, 2016, there were 7,792,515,573 shares of common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE

Portions of the definitive Proxy Statement to be delivered to shareholders in connection with the Annual Meeting of Shareholders to be held on November 30, 2016 are incorporated by reference into Part III.

MICROSOFT CORPORATION

FORM 10-K

For The Fiscal Year Ended June 30, 2016

PART I

Item 1

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Business,” “Management’s Discussion and Analysis,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part I, Item 1A of this Form 10-K), “Quantitative and Qualitative Disclosures about Market Risk” (Part II, Item 7A of this Form 10-K), and “Management’s Discussion and Analysis” (Part II, Item 7 of this Form 10-K). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

PART I

ITEM 1. BUSINESS

GENERAL

Our vision

Microsoft is a technology company whose mission is to empower every person and every organization on the planet to achieve more. Our strategy is to build best-in-class platforms and productivity services for a mobile-first, cloud-first world.

The mobile-first, cloud-first world is transforming the way individuals and organizations use and interact with technology. Mobility is not focused on any one device; it is centered on the mobility of experiences that, in turn, are orchestrated by the cloud. Cloud computing and storage solutions provide people and enterprises with various capabilities to store and process their data in third-party datacenters. Mobility encompasses the rich collection of data, applications, and services that accompany our customers as they move from setting to setting in their lives. We are transforming our businesses to enable Microsoft to lead the direction of this digital transformation, and enable our customers and partners to thrive in this evolving world.

What we offer

Founded in 1975, we operate worldwide in over 190 countries. We develop, license, and support a wide range of software products, services, and devices that deliver new opportunities, greater convenience, and enhanced value to people’s lives.

Our products include operating systems; cross-device productivity applications; server applications; business solution applications; desktop and server management tools; software development tools; video games; and training and certification of computer system integrators and developers. We also design, manufacture, and sell devices, including PCs, tablets, gaming and entertainment consoles, phones, other intelligent devices, and related accessories, that integrate with our cloud-based offerings. We offer an array of services, including cloud-based solutions that provide customers with software, services, platforms, and content, and we provide solution support and consulting services. We also deliver relevant online advertising to a global audience.

The ambitions that drive us

To carry out our strategy, our research and development efforts focus on three interconnected ambitions:

•	Reinvent productivity and business processes.

PART I

Item 1

•	Build the intelligent cloud platform.

•	Create more personal computing.

Reinvent productivity and business processes

We believe we can significantly enhance the lives of our customers using our broad portfolio of productivity, communication, and information services that span devices and platforms. Productivity will be the first and foremost objective, to enable people to meet and collaborate more easily, and to effectively express ideas in new ways. We invent new scenarios that in turn create opportunity for our partners and help businesses accelerate their transformation while respecting each person’s privacy choices. The foundation for these efforts will rest on advancing our leading productivity, collaboration, communication, and business process tools including Word, Excel, PowerPoint, Outlook, OneNote, OneDrive, Skype, and Microsoft Dynamics (“Dynamics”). With Office 365, we provide these familiar industry-leading productivity and business process tools as cloud services, enabling access from anywhere and any device. This creates an opportunity to reach new customers and expand the usage of our services by our existing customers. We see opportunity in combining our offerings in new ways that are mobile, collaborative, intelligent and trustworthy. We offer our services across platforms and devices outside our own. As people move from device to device, so will their content and the richness of their services. We engineer our applications so users can find, try, and buy them in friction-free ways.

Build the intelligent cloud platform

In deploying technology that advances business strategy, enterprises decide what solutions will make employees more productive, collaborative, and satisfied, and connect with customers in new and compelling ways. They work to unlock business insights from a world of data. To achieve these objectives, increasingly businesses look to leverage the benefits of the cloud. Helping businesses move to the cloud is one of our largest opportunities, and we believe we work from a position of strength. Microsoft is one of two leaders in the market.

The shift to the cloud is driven by three important economies of scale: larger datacenters can deploy computational resources at significantly lower cost per unit than smaller ones; larger datacenters can coordinate and aggregate diverse customer, geographic, and application demand patterns, improving the utilization of computing, storage, and network resources; and multi-tenancy lowers application maintenance labor costs for large public clouds. As one of the largest providers of cloud computing at scale, we are well-positioned to help businesses move to the cloud and focus on innovation while leaving non-differentiating activities to reliable and cost-effective providers like Microsoft.

We believe our server products and cloud services, which include Microsoft SQL Server (“SQL Server”), Windows Server, Visual Studio, System Center, and Microsoft Azure (“Azure”), make us the only company with a public, private, and hybrid cloud platform that can power modern business. With Azure, we are one of very few cloud vendors that run at a scale that meets the needs of businesses of all sizes and complexities. We are working to enhance the return on IT investment by enabling enterprises to combine their existing datacenters and our public cloud into a single cohesive infrastructure. Businesses can deploy applications in their own datacenter, a partner’s datacenter, or in our datacenters with common security, management, and administration across all environments, with the flexibility and scale they want.

We enable organizations to securely adopt software-as-a-service applications, both our own and third-party, and integrate them with their existing security and management infrastructure. We continue to innovate with higher-level services including identity and directory services that manage employee corporate identity and manage and secure corporate information accessed and stored across a growing number of devices, rich data storage and analytics services, machine learning services, media services, web and mobile backend services, and developer productivity services. To foster a rich developer ecosystem, our platform is extensible, enabling customers and partners to further customize and enhance our solutions, achieving even more value. This strategy requires continuing investment in datacenters and other infrastructure to support our services.

PART I

Item 1

Create more personal computing

We strive to make computing more personal by putting users at the core of the experience, enabling them to interact with technology in more intuitive, engaging, and dynamic ways. A computing device should be not just a tool, but a partner. Windows 10 is the cornerstone of our ambition to usher in this era of more personal computing. We consider the launch of Windows 10 in July 2015 to be a transformative moment as we moved from an operating system that runs on a PC to a service that can power the full spectrum of devices. We developed Windows 10 not only to be familiar to our users, but more safe, secure, and always up-to-date. Windows 10 is more personal and productive with functionality such as Cortana, Windows Hello, Windows Ink, Microsoft Edge, and universal applications. Windows 10 is designed to foster innovation – from us, our partners, and developers – through rich and consistent experiences across the range of existing devices and entirely new device categories.

Our ambition for Windows 10 is to broaden our economic opportunity through three key levers: an original equipment manufacturer (“OEM”) ecosystem that creates exciting new hardware designs for Windows 10; our own commitment to the health and profitability of our first-party premium device portfolio; and monetization opportunities such as services, subscriptions, gaming, and search advertising. Our OEM partners are investing in an extensive portfolio of hardware designs and configurations for Windows 10. We now have the widest range of Windows hardware ever available.

With the unified Windows operating system, developers and OEMs can contribute to a thriving Windows ecosystem. We invest heavily to make Windows the most secure, manageable, and capable operating system for the needs of a modern workforce. We are working to create a broad developer opportunity by unifying the installed base to Windows 10 through upgrades and ongoing updates, and by enabling universal Windows applications to run across all device targets. As part of our strategic objectives, we are committed to designing and marketing first-party devices to help drive innovation, create new categories, and stimulate demand in the Windows ecosystem. We are developing new input/output methods within Windows 10, including speech, pen, gesture, and augmented reality holograms to power more personal computing experiences.

Our future opportunity

There are several distinct areas of technology that we aim to drive forward. Our goal is to lead the industry in these areas over the long-term, which we expect will translate to sustained growth. We are investing significant resources in:

•	Delivering new productivity and business processes to improve how people communicate, collaborate, learn, work, play, and interact with one another.

•	Building and running cloud-based services in ways that unleash new experiences and opportunities for businesses and individuals.

•

Establishing the Windows platform across servers and devices, both our own and third-party, and the cloud to drive a thriving ecosystem of developers, unify the cross-device user experience, and increase agility when bringing new advances to market.

•	Developing new devices that have increasingly natural ways to interact with them, including speech, pen, gesture, and augmented reality holograms.

•	Applying machine learning to make technology more intuitive and able to act on our behalf to understand and interpret our needs using natural methods of communication.

We believe the breadth of our products and services portfolio, our large global partner and customer base, our growing ecosystem, and our ongoing investment in innovation position us to be a leader in these areas and differentiate ourselves from competitors.

PART I

Item 1

OPERATING SEGMENTS

Our segments provide management with a comprehensive financial view of our key businesses. The segments enable the alignment of strategies and objectives across the development, sales, marketing, and services organizations, and they provide a framework for timely and rational allocation of resources within businesses.

In June 2015, we announced a change in organizational structure to align to our strategic direction as a productivity and platform company. During the first quarter of fiscal year 2016, our chief operating decision maker, who is also our Chief Executive Officer, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in fiscal year 2016, we report our financial performance based on our new segments, Productivity and Business Processes, Intelligent Cloud, and More Personal Computing.

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

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including volume licensing and subscriptions to Office 365 commercial for products and services such as Office, Exchange, SharePoint, and Skype for Business, and related Client Access Licenses (“CALs”).

•	Office Consumer, including Office sold through retail or through an Office 365 consumer subscription, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.

•	Dynamics business solutions, including Dynamics ERP products, Dynamics CRM on-premises, and Dynamics CRM Online.

Office Commercial

Office Commercial is designed to increase personal, team, and organizational productivity through a range of products and services. Growth depends on our ability to reach new users, add value to our core product set, and continue to expand our product and service offerings into new markets such as security, analytics, collaboration, unified communications, and business intelligence. Office Commercial revenue is mainly affected by a combination of the demand from commercial customers for volume licensing and Software Assurance and the number of information workers in an enterprise, as well as the continued shift to Office 365. Office 365 is our cloud-based service that provides access to Office plus other productivity services. CALs provide access rights to certain Office Commercial products and services, including Exchange, SharePoint, and Skype for Business, and revenue is reported along with the associated Office products and services.

Office Consumer

Office Consumer is designed to increase personal productivity through a range of products and services. Growth depends on our ability to reach new users, add value to our core product set, and continue to expand our product and service offerings into new markets. Office Consumer revenue is mainly affected by the combination of customers that buy Office with their new devices and the continued shift to Office 365. Office Consumer Services revenue is mainly affected by the demand for communication and storage through Skype, Outlook.com, and OneDrive, which is largely driven by subscriptions, advertising, and the sale of minutes. Skype is designed to connect friends, family, clients, and colleagues through a variety of devices.

PART I

Item 1

Dynamics

Dynamics provides business solutions for financial management, customer relationship management (“CRM”), supply chain management, and analytics applications for small and mid-size businesses, large organizations, and divisions of global enterprises. Dynamics revenue is largely driven by the number of information workers licensed.

Competition

Competitors to Office include software and global application vendors such as Adobe Systems, Apple, Cisco Systems, Facebook, Google, IBM, Oracle, SAP, and numerous web-based and mobile application competitors as well as local application developers in Asia and Europe. Cisco Systems is using its position in enterprise communications equipment to grow its unified communications business. Google provides a hosted messaging and productivity suite. Apple distributes versions of its pre-installed application software, such as email, note-taking, and calendar products, through its PCs, tablets, and phones. Skype for Business and Skype also compete with a variety of instant messaging, voice, and video communication providers, ranging from start-ups to established enterprises. Web-based offerings competing with individual applications have also positioned themselves as alternatives to our products. We believe our products compete effectively based on our strategy of providing powerful, flexible, secure, and easy-to-use solutions that work well with technologies our customers already have and are available on a device or via the cloud.

Our Dynamics products compete with vendors such as Oracle and SAP in the market for large organizations and divisions of global enterprises. In the market focused on providing solutions for small and mid-sized businesses, our Dynamics products compete with vendors such as Infor, The Sage Group, and NetSuite. Salesforce.com’s cloud CRM offerings compete directly with our Dynamics CRM on-premises and CRM Online offerings.

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business. This segment primarily comprises:

•	Server products and cloud services, including SQL Server, Windows Server, Visual Studio, System Center, and related CALs, as well as Azure.

•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

Server Products and Cloud Services

Our server products are designed to make IT professionals, developers, and their systems more productive and efficient. Server software is integrated server infrastructure and middleware designed to support software applications built on the Windows Server operating system. This includes the server platform, database, business intelligence, storage, management and operations, virtualization, service-oriented architecture platform, security, and identity software. We also license standalone and software development lifecycle tools for software architects, developers, testers, and project managers. Server products and cloud services revenue is mainly affected by purchases through volume licensing programs, licenses sold to OEMs, and retail packaged products. CALs provide access rights to certain server products, including SQL Server and Windows Server, and revenue is reported along with the associated server product.

Azure is a scalable cloud platform with computing, networking, storage, database, and management, along with advanced services such as analytics, and comprehensive solutions such as Enterprise Mobility Suite. Azure includes a flexible platform that helps developers build, deploy, and manage enterprise, mobile, web, and Internet of Things applications, for any platform or device without having to worry about the underlying infrastructure. Azure enables customers to devote more resources to development and use of applications that benefit their organizations, rather than managing on-premises hardware and software.

PART I

Item 1

Enterprise Services

Enterprise Services, including Premier Support Services and Microsoft Consulting Services, assist customers in developing, deploying, and managing Microsoft server and desktop solutions and provide training and certification to developers and IT professionals on various Microsoft products.

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

We compete to provide enterprise-wide computing solutions and point solutions with numerous commercial software vendors that offer solutions and middleware technology platforms, software applications for connectivity (both Internet and intranet), security, hosting, database, and e-business servers. IBM and Oracle lead a group of companies focused on the Java Platform Enterprise Edition that competes with our enterprise-wide computing solutions. Commercial competitors for our server applications for PC-based distributed client/server environments include CA Technologies, IBM, and Oracle. Our web application platform software competes with open source software such as Apache, Linux, MySQL, and PHP. In middleware, we compete against Java vendors.

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

Azure faces diverse competition from companies such as Amazon, Google, IBM, Oracle, Salesforce.com, VMware, and open source offerings. Azure’s competitive advantage includes enabling a hybrid cloud, allowing deployment of existing datacenters with our public cloud into a single, cohesive infrastructure, and the ability to run at a scale that meets the needs of businesses of all sizes and complexities.

Our Enterprise Services business competes with a wide range of companies that provide strategy and business planning, application development, and infrastructure services, including multinational consulting firms and small niche businesses focused on specific technologies.

More Personal Computing

Our More Personal Computing segment consists of products and services geared towards harmonizing the interests of end users, developers, and IT professionals across screens of all sizes. This segment primarily comprises:

•

Windows, including Windows OEM licensing (“Windows OEM”) and other non-volume licensing of the Windows operating system, volume licensing of the Windows operating system, patent licensing, Windows Embedded, MSN display advertising, and Windows Phone licensing.

•	Devices, including Microsoft Surface (“Surface”), phones, and PC accessories.

PART I

Item 1

•	Gaming, including Xbox hardware; Xbox Live, comprising transactions, subscriptions, and advertising; video games; and third-party video game royalties.

•	Search advertising.

Windows

The Windows operating system is designed to deliver a more personal computing experience for users by enabling consistency of experience, applications, and information across their devices. We consider the launch of Windows 10 in July 2015 to be a transformative moment as we moved from an operating system that runs on a PC to a service that can power the full spectrum of devices.

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

•

Pricing changes and promotions, pricing variation that occurs when the mix of devices manufactured shifts from local and regional system builders to large multinational OEMs, and different pricing of Windows versions licensed.

•	Piracy.

Volume licensing of the Windows operating system is affected mainly by the demand from commercial customers for volume licensing and Software Assurance, often reflecting the number of information workers in a licensed enterprise, and is therefore relatively independent of the number of PCs sold in a given year.

Patent licensing includes our programs to license patents across a broad array of technology areas, including mobile devices and cloud offerings.

Windows Embedded extends the power of Windows and the cloud to intelligent systems by delivering specialized operating systems, tools, and services.

Display advertising primarily includes MSN ads. In June 2015, we entered into agreements with AOL and AppNexus to outsource our display sales responsibility.

The Windows Phone operating system is designed to bring users closer to the people, applications, and content they need. Prior to our acquisition of Nokia Corporation’s (“Nokia”) Devices and Services business (“NDS”) in April 2014, Microsoft and Nokia jointly created new mobile products and services and extended established products and services to new markets through a strategic alliance.

Devices

We design, manufacture, and sell devices such as Surface, phones, and other intelligent devices, as well as PC accessories. Our devices are designed to enable people and organizations to connect to the people and content that matter most using integrated Microsoft services and Windows. Surface is designed to help organizations, students, and consumers to be more productive. Our latest Surface devices, the Surface Pro 4 and Surface Book, were released in October 2015. We began manufacturing and selling Microsoft Lumia (“Lumia”) phones and other phones with the acquisition of NDS in April 2014. In July 2015, we announced a plan to restructure our phone business to better focus and align resources. In May 2016, we announced plans to further streamline our smartphone hardware business. We also recently announced the sale of our entry-level feature phone business in May 2016. The transaction is expected to close in the second half of 2016, subject to regulatory approvals and other closing conditions.

PART I

Item 1

Gaming

Our gaming platform is designed to provide a unique variety of entertainment through the use of our devices, peripherals, applications, online services, and content. We released Xbox 360 and Xbox One in November 2005 and November 2013, respectively, and recently announced Xbox One S will be released in August 2016. We also launched our Windows 10 Xbox app in July 2015. Xbox Live enables people to connect and share online gaming experiences and is accessible on Xbox consoles, Windows-enabled devices, and other devices. Xbox Live services consist of subscriptions and sales of Xbox Live enabled content, as well as advertising, and are designed to benefit users by providing access to a network of certified applications and services and to benefit our developer and partner ecosystems by providing access to a large customer base. We also design and sell gaming content to showcase our unique platform capabilities for Xbox consoles, Windows-enabled devices, and other devices. We acquired Mojang Synergies AB, the Swedish video game developer of the Minecraft gaming franchise, in November 2014. The addition of Minecraft and its community enhances our gaming portfolio across Windows, Xbox, and other ecosystems besides our own. We believe the success of our gaming business is determined by the overall active user base through Xbox Live enabled content, availability of games, providing exclusive game content that gamers seek, the computational power and reliability of the devices used to access our content and services, and the ability to create new experiences via online services, downloadable content, and peripherals.

Search Advertising

Search advertising, including Bing and Bing Ads, is designed to deliver relevant online advertising to a global audience. We have several partnerships with other companies, including Yahoo!, in which we provide and monetize search results. Growth depends on our ability to attract new users, understand intent, and match intent with relevant content and advertiser offerings.

Competition

The Windows operating system faces competition from various software products and from alternative platforms and devices, mainly from Apple and Google. We believe Windows competes effectively by giving customers choice, value, flexibility, security, an easy-to-use interface, and compatibility with a broad range of hardware and software applications, including those that enable productivity.

Our devices face competition from various computer, tablet, hardware, and phone manufacturers, and offer a unique combination of high-quality industrial design and innovative technologies across various price points, many of which are also current or potential partners and customers. These manufacturers include Apple, as well as our Windows OEM partners.

Our gaming platform competes with console platforms from Sony and Nintendo, both of which have a large, established base of customers. The lifecycle for gaming and entertainment consoles averages five to ten years. Nintendo released their latest generation console in November 2012. Sony released their latest generation console in November 2013.

In addition to Sony and Nintendo, we compete with other providers of entertainment services through online marketplaces. We believe our gaming platform is effectively positioned against competitive products and services based on significant innovation in hardware architecture, user interface, developer tools, online gaming and entertainment services, and continued strong exclusive content from our own game franchises as well as other digital content offerings. Our video games competitors include Electronic Arts and Activision Blizzard. Xbox Live faces competition from various online marketplaces, including those operated by Amazon, Apple, and Google.

Our search advertising business competes with Google and a wide array of websites, social platforms like Facebook, and portals that provide content and online offerings to end users.

PART I

Item 1

OPERATIONS

We have operations centers that support all operations in their regions, including customer contract and order processing, credit and collections, information processing, and vendor management and logistics. The regional center in Ireland supports the European, Middle Eastern, and African region; the center in Singapore supports the Japan, India, Greater China, and Asia-Pacific region; and the centers in Fargo, North Dakota, Fort Lauderdale, Florida, Puerto Rico, Redmond, Washington, and Reno, Nevada support Latin America and North America. In addition to the operations centers, we also operate datacenters throughout the Americas, Australia, Europe, and Asia.

To serve the needs of customers around the world and to improve the quality and usability of products in international markets, we localize many of our products to reflect local languages and conventions. Localizing a product may require modifying the user interface, altering dialog boxes, and translating text.

We operate manufacturing facilities for the production and customization of phones, predominantly in Vietnam. We announced the sale of our entry-level feature phone business in May 2016, which includes the sale of our phone manufacturing facility in Vietnam.

Our devices, other than phones, are primarily manufactured by third-party contract manufacturers. We generally have the ability to use other manufacturers if a current vendor becomes unavailable or unable to meet our requirements.

RESEARCH AND DEVELOPMENT

During fiscal years 2016, 2015, and 2014, research and development expense was $12.0 billion, $12.0 billion, and $11.4 billion, respectively. These amounts represented 14%, 13%, and 13% of revenue in fiscal years 2016, 2015, and 2014, respectively. We plan to continue to make significant investments in a broad range of research and development efforts.

Product and Service Development, and Intellectual Property

We develop most of our products and services internally through three engineering groups.

•	Applications and Services Engineering Group, focuses on broad applications and services core technologies in productivity, communication, education, search, and other information categories.

•

Cloud and Enterprise Engineering Group, focuses on our cloud infrastructure, server, database, CRM, enterprise resource planning, management, development tools, and other business process applications and services for enterprises.

•	Windows and Devices Engineering Group, focuses on our Windows platform across devices of all types, hardware development of our devices, and associated online marketplaces.

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

We protect our intellectual property investments in a variety of ways. We work actively in the U.S. and internationally to ensure the enforcement of copyright, trademark, trade secret, and other protections that apply to our software and hardware products, services, business plans, and branding. We are a leader among technology companies in pursuing patents and currently have a portfolio of over 61,000 U.S. and international patents issued and over 35,000

PART I

Item 1

pending. While we employ much of our internally developed intellectual property exclusively in Microsoft products and services, we also engage in outbound and inbound licensing of specific patented technologies that are incorporated into licensees’ or Microsoft’s products. From time to time, we enter into broader cross-license agreements with other technology companies covering entire groups of patents. We also purchase or license technology that we incorporate into our products or services. At times, we make select intellectual property broadly available at no or low cost to achieve a strategic objective, such as promoting industry standards, advancing interoperability, or attracting and enabling our external development community.

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

Investing in the Future

Microsoft’s success is based on our ability to create new and compelling products, services, and experiences for our users, to initiate and embrace disruptive technology trends, to enter new geographic and product markets, and to drive broad adoption of our products and services. We invest in a range of emerging technology trends and breakthroughs that we believe offer significant opportunities to deliver value to our customers and growth for the company. Based on our assessment of key technology trends, we maintain our long-term commitment to research and development across a wide spectrum of technologies, tools, and platforms spanning digital work and life experiences, cloud computing, and devices operating systems and hardware.

While our main research and development facilities are located in Redmond, Washington, we also operate research and development facilities in other parts of the U.S. and around the world, including Canada, China, Denmark, Finland, France, India, Ireland, Israel, Japan, and the United Kingdom. This global approach helps us remain competitive in local markets and enables us to continue to attract top talent from across the world. We generally fund research at the corporate level to ensure that we are looking beyond immediate product considerations to opportunities further in the future. We also fund research and development activities at the business segment level. Much of our business segment level research and development is coordinated with other segments and leveraged across the company.

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

DISTRIBUTION, SALES, AND MARKETING

We market and distribute our products and services through the following channels: OEMs, distributors and resellers, online, and Microsoft retail stores. Our sales force performs a variety of functions, including working directly with enterprises and public sector organizations worldwide to identify and meet their software requirements; managing OEM relationships; and supporting solution integrators, independent software vendors, and other partners who engage directly with our customers to perform sales, consulting, and fulfillment functions for our products.

OEMs

We distribute software through OEMs that pre-install our software on new devices and servers they sell. The largest component of the OEM business is the Windows operating system pre-installed on computing devices. OEMs also sell hardware pre-installed with other Microsoft products, including server and embedded operating systems and applications such as our Microsoft Office suite. In addition to these products, we also market our services through OEMs and service bundles such as Windows with Bing or Windows with Office 365 subscription.

PART I

Item 1

There are two broad categories of OEMs. The largest OEMs, many of which operate globally, are referred to as “Direct OEMs,” as our relationship with them is managed through a direct agreement between Microsoft and the OEM. We have distribution agreements covering one or more of our products with virtually all of the multinational OEMs, including Acer, ASUST, Dell, Fujitsu, Hewlett-Packard, Lenovo, Samsung, Toshiba, and with many regional and local OEMs. The second broad category of OEMs consists of lower-volume PC manufacturers (also called “system builders”), which source their Microsoft software for pre-installation and local redistribution primarily through the Microsoft distributor channel rather than through a direct agreement or relationship with Microsoft.

Distributors and Resellers

Many organizations that license our products and services through Enterprise Agreements transact directly with us, with sales support from solution integrators, independent software vendors, web agencies, and developers that advise organizations on licensing our products and services (“Enterprise Agreement Software Advisors”, or “ESAs”). Organizations also license our products and services indirectly, primarily through licensing solution partners (“LSPs”), distributors, value-added resellers (“VARs”), OEMs, system builder channels, and retailers. Although each type of reselling partner reaches organizations of all sizes, LSPs are primarily engaged with large organizations, distributors resell primarily to VARs, and VARs typically reach small- and medium-sized organizations. ESAs typically are also authorized as LSPs and operate as resellers for our other licensing programs, such as the Select Plus and Open licensing programs discussed under “Licensing Options” below. Some of our distributors include Ingram Micro and Tech Data, and some of our largest resellers include CDW, Dell, Insight Enterprises, and Software House International.

Our Dynamics software offerings are also licensed to enterprises through a global network of channel partners providing vertical solutions and specialized services. We distribute our retail packaged products primarily through independent non-exclusive distributors, authorized replicators, resellers, and retail outlets. Individual consumers obtain these products primarily through retail outlets, including Microsoft retail stores. We distribute our devices through third-party retailers and Microsoft retail stores. Our phones are also distributed through global wireless communications carriers. We have a network of field sales representatives and field support personnel that solicit orders from distributors and resellers, and provide product training and sales support.

Online

Although on-premises software continues to be an important part of our business, increasingly we are delivering additional value to customers through cloud-based services. We provide commercial cloud-based solutions such as Office 365, Azure, and Dynamics CRM Online. We also provide online content services to consumers through Bing, MSN portals and channels, Office 365, Xbox Live, Outlook.com, OneDrive, Skype, and Windows Store. Other services delivered online include our online advertising platform with offerings for advertisers and publishers, as well as Microsoft Developer Network subscription content and updates, periodic product updates, and online technical and practice readiness resources to support our partners in developing and selling our products and solutions. As we increasingly deliver online services, we sell many of these cloud-based services through our enterprise agreements and have also enabled new sales programs to reach small and medium-sized businesses. These programs include direct sales, direct sales supported by a large network of partner advisors, and resale of services through operator channels, such as telephone, cell, and cable providers.

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

PART I

Item 1

Customer Licensing Programs

Enterprise Agreement Licensing

Designed primarily for medium- and large-sized organizations that want to obtain the best value by standardizing on a common IT platform across their organization. Under the Enterprise Agreement, customers can acquire licenses for online services and/or software products with Software Assurance, which convey rights to future versions of certain software products over the contract period. Software Assurance also provides support, tools, and training to help customers deploy and use software efficiently. Enterprises can elect to acquire perpetual licenses or, under the Enterprise Subscription option, can acquire non-perpetual, subscription licenses for a specified period (generally three years). Online services are also available, and subscriptions are generally structured with three-year terms.

Microsoft Product and Services Agreement Licensing

Suited for medium- and large-sized organizations, the Microsoft Products and Services Agreement (“MPSA”) provides customers the ability to purchase online services subscriptions, software licenses, software licenses with Software Assurance, and renewals of Software Assurance through a single agreement. Software Assurance and online services subscriptions are generally available for a term of up to three years. We plan on expanding the offers under the MPSA in fiscal year 2017 to better enable organizations to obtain the best value by standardizing on a common IT platform across their organization.

Select Plus Licensing

Designed primarily for medium- and large-sized organizations, the Select Plus program allows customers to acquire perpetual licenses and, at the customer’s election, Software Assurance over a specified time period (generally three years or less). Similar to Open programs, the Select Plus program allows customers to acquire licenses only, acquire licenses with Software Assurance, or renew Software Assurance upon the expiration of existing volume licensing agreements. A subset of online services is also available for purchase through the Select Plus program, and subscriptions are generally structured with terms between one and three years.

In July 2014, we announced the retirement over a two-year period of Select Plus agreements for commercial customers, in favor of modern licensing options. Beginning July 2015, no new Select Plus agreements were signed with commercial organizations, and customers who want to purchase licenses were encouraged to transition to the MPSA. Starting in July 2016, we will no longer be accepting orders from commercial organizations for Select Plus after their next agreement anniversary. We expect the entire Select Plus business to transition to the MPSA within a few years.

Open Licensing

Designed primarily for small- and medium-sized organizations, the Open programs allow customers to acquire perpetual or subscription licenses and, at the customer’s election, rights to future versions of software products over a specified time period (generally two or three years depending on the specific programs used). The Open programs have several variations to fit customers’ diverse ways of purchasing. Under the Open License program, customers can acquire licenses only or licenses with Software Assurance, and/or renew Software Assurance upon the expiration of other existing volume licensing agreements. Under the Open Value and Open Value Subscription programs, customers can acquire perpetual or subscription licenses, respectively, over a three-year period. Online services are available in each of the Open programs.

Customer Licensing Programs — Online Services Only

Microsoft Online Subscription Agreement is designed to enable small and medium-sized businesses to easily purchase Microsoft Online Services. The program allows customers to acquire monthly or annual subscriptions for cloud-based services.

PART I

Item 1

Partner Programs

The Microsoft Cloud Solution Provider program enables partners to directly manage their entire Microsoft cloud customer lifecycle. Partners in this program use dedicated tools to directly provision, manage, and support their customer subscriptions. Partners can easily package their own tools, products, and services, and combine them into one monthly or annual customer bill.

The Microsoft Services Provider License Agreement is a program targeted at service providers and independent software vendors allowing these partners to provide software services and hosted applications to their end customers. Agreements are generally structured with a three-year term, and partners are billed monthly based upon consumption.

The Microsoft Online Services Reseller Agreement is a program that enables partners to package Microsoft online services with the partners’ services.

The Independent Software Vendor Royalty program enables partners to use Microsoft software in their own software programs.

CUSTOMERS

Our customers include individual consumers, small- and medium-sized organizations, large global enterprises, public sector institutions, Internet service providers, application developers, and OEMs. No sales to an individual customer accounted for more than 10% of revenue in fiscal years 2016, 2015, or 2014. Our practice is to ship our products promptly upon receipt of purchase orders from customers; consequently, backlog is not significant.

EXECUTIVE OFFICERS OF THE REGISTRANT

Our executive officers as of July 28, 2016 were as follows:

Name	Age	Position with the Company

Satya Nadella	48	Chief Executive Officer
Christopher C. Capossela	46	Executive Vice President, Chief Marketing Officer
Jean-Philippe Courtois	55	Executive Vice President and President, Microsoft Global Sales, Marketing and Operations
Kathleen T. Hogan	50	Executive Vice President, Human Resources
Amy E. Hood	44	Executive Vice President, Chief Financial Officer
Margaret L. Johnson	54	Executive Vice President, Business Development
Bradford L. Smith	57	President and Chief Legal Officer

Mr. Nadella was appointed Chief Executive Officer in February 2014. He served as Executive Vice President, Cloud and Enterprise since July 2013. From 2011 to 2013, Mr. Nadella served as President, Server and Tools. From 2009 to 2011, he was Senior Vice President, Online Services Division. From 2008 to 2009, he was Senior Vice President, Search, Portal, and Advertising. Since joining Microsoft in 1992, Mr. Nadella’s roles also included Vice President of the Business Division.

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

Mr. Courtois was named Executive Vice President and President, Microsoft Global Sales, Marketing and Operations in July 2016. Before that he was President of Microsoft International since June 2005. He had been Chief Executive Officer, Microsoft Europe, Middle East, and Africa since March 2003. Previous to that, he had been Senior Vice

PART I

Item 1

President and President, Microsoft Europe, Middle East, and Africa since July 2000. Before holding that position, he had been Corporate Vice President, Worldwide Customer Marketing since July 1998. Mr. Courtois joined Microsoft in 1984. He also serves on the Board of Directors of AstraZeneca PLC.

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

Mr. Smith was appointed President and Chief Legal Officer in September 2015. Prior to that he served as Executive Vice President, General Counsel, and Secretary since 2011, and served as Senior Vice President, General Counsel, and Secretary from 2001 to 2011. Mr. Smith was also named Chief Compliance Officer in 2002. He had been Deputy General Counsel for Worldwide Sales and previously was responsible for managing the European Law and Corporate Affairs Group, based in Paris. Mr. Smith joined Microsoft in 1993. Mr. Smith also serves on the Board of Directors of Netflix, Inc.

EMPLOYEES

As of June 30, 2016, we employed approximately 114,000 people on a full-time basis, 63,000 in the U.S. and 51,000 internationally. Of the total employed people, 38,000 were in operations, including manufacturing, distribution, product support, and consulting services; 37,000 in product research and development; 29,000 in sales and marketing; and 10,000 in general and administration. Certain employees are subject to collective bargaining agreements.

In June 2015, management approved a restructuring plan that eliminated approximately 7,400 positions in fiscal year 2016, primarily in our phone hardware business.

We periodically evaluate how to best deploy the company’s resources. In the fourth quarter of 2016, management approved restructuring plans that would result in job eliminations, primarily across our smartphone hardware business and global sales. In addition to the elimination of 1,850 positions that were announced in May 2016, approximately 2,850 roles globally will be reduced during the year as an extension of the earlier plan, and these actions are expected to be completed by the end of fiscal year 2017.

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

•	Information on our business strategies, financial results, and metrics for investors.

•	Announcements of investor conferences, speeches, and events at which our executives talk about our product, service, and competitive strategies. Archives of these events are also available.

•	Press releases on quarterly earnings, product and service announcements, legal developments, and international news.

PART I

Item 1, 1A

•

Corporate governance information including our articles of incorporation, bylaws, governance guidelines, committee charters, codes of conduct and ethics, global corporate social responsibility initiatives, and other governance-related policies.

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

•

A competing vertically-integrated model, in which a single firm controls the software and hardware elements of a product and related services, has succeeded with some consumer products such as personal computers, tablets, phones, gaming consoles, and wearables. Competitors pursuing this model also earn revenue from services integrated with the hardware and software platform. We also offer some vertically-integrated hardware and software products and services. To the extent we shift a portion of our business to a vertically integrated model we increase our cost of revenue and reduce our operating margins.

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

PART I

Item 1A

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

PART I

Item 1A

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

We make significant investments in new products and services that may not achieve expected returns.    We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, the Microsoft Office system, Bing, Windows Phone, Windows Server, the Windows Store, the Microsoft Azure Services platform, Office 365, other cloud-based offerings, and the Xbox entertainment platform. We also invest in the development and acquisition of a variety of hardware for productivity, communication, and entertainment including PCs, tablets, phones, and gaming devices. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically.

The launch of Windows 10, with free upgrades available to existing users of Windows 7 and 8.1, constitutes the most ambitious update effort we have ever undertaken. We have done extensive preparation and compatibility testing for applications and devices to help ensure a positive experience for our users installing Windows 10. However, if users have a negative upgrade experience, or the community reacts negatively to the process we are following to promote and undertake the upgrades, the reception of Windows 10 in the marketplace may be harmed, and customers or government agencies may bring litigation or regulatory actions. In addition, we anticipate that Windows 10 will enable new post-license monetization opportunities beyond initial license revenues. Our failure to realize these opportunities to the extent we expect could have an adverse impact on our revenues. Finally, our practices around data collection, use, and management in Windows 10 could result in regulatory review and decisions directing us to change these practices and imposing fines. If so, we could face negative public reaction, degraded user experiences, and reduced flexibility in product design.

Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business.    We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. In June 2016, we announced our acquisition of LinkedIn for approximately $26.2 billion. The LinkedIn acquisition and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition.

PART I

Item 1A

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings.    We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge on our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations. For example, in the fourth quarter of fiscal year 2015, we recorded a $5.1 billion charge for the impairment of goodwill and a $2.2 billion charge for the impairment of intangible assets, and in the fourth quarter of fiscal year 2016 we recorded a $480 million charge for the impairment of intangible assets. The impairment charges for both periods related to our phone business. Our acquisition of LinkedIn will result in a significant increase in our goodwill and intangible asset balances.

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

PART I

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

The European Commission (“the Commission”) closely scrutinizes the design of high-volume Microsoft products and the terms on which we make certain technologies used in these products, such as file formats, programming interfaces, and protocols, available to other companies. Flagship product releases such as Windows 10 can receive significant scrutiny under competition laws. For example, in 2004, the Commission ordered us to create new versions of our Windows operating system that do not include certain multimedia technologies and to provide our

PART I

Item 1A

competitors with specifications for how to implement certain proprietary Windows communications protocols in their own products. In 2009, the Commission accepted a set of commitments offered by Microsoft to address the Commission’s concerns relating to competition in web browsing software, including an undertaking to address Commission concerns relating to interoperability. The web browsing commitments expired in 2014. The remaining obligations may limit our ability to innovate in Windows or other products in the future, diminish the developer appeal of the Windows platform, and increase our product development costs. The availability of licenses related to protocols and file formats may enable competitors to develop software products that better mimic the functionality of our products, which could hamper sales of our products.

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

Our global operations subject us to potential liability under anti-corruption, trade protection, and other laws and regulations.    The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we receive inquiries from authorities in the U.S. and elsewhere and reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. Specifically, we have been cooperating with authorities in the US in connection with reports concerning our compliance with the Foreign Corrupt Practices Act in various countries. While we devote substantial resources to our global compliance programs and have implemented policies, training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Geopolitical instability may lead to sanctions and impact our ability to do business in some geographies. Operations outside the U.S. may be affected by changes in trade protection laws, policies, and measures, sanctions, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we sell goods or services in violation of U.S. trade sanctions on countries such as Iran, North Korea, Cuba, Sudan, and Syria.

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

PART I

Item 1A

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

Our business depends on our ability to attract and retain talented employees.    Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. If we are less successful in our recruiting efforts, or if we cannot retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment-related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs.

We have claims and lawsuits against us that may result in adverse outcomes.    We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including major new product releases such as Windows 10, significant business transactions, and employment practices. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

PART I

Item 1A

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

PART I

Item 1A, 1B, 2

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

ITEM 1B. UNRESOLVED STAFF COMMENTS

We have received no written comments regarding our periodic or current reports from the staff of the SEC that were issued 180 days or more preceding the end of our fiscal year 2016 that remain unresolved.

ITEM 2. PROPERTIES

Our corporate headquarters are located in Redmond, Washington. We have approximately 15 million square feet of space located in King County, Washington that is used for engineering, sales, marketing, and operations, among other general and administrative purposes. These facilities include approximately 10 million square feet of owned space situated on approximately 500 acres of land we own at our corporate headquarters, and approximately five million square feet of space we lease. In addition, we own and lease space domestically that includes office, retail, and datacenter space.

We also own and lease facilities internationally. Properties that we own include: our research and development centers in China and India; our operations in Ireland and Singapore; our phone manufacturing facilities, predominantly in Vietnam; and our facilities in the United Kingdom. The largest leased office spaces include the following locations: Finland, China, India, Germany, the United Kingdom, Canada, and Japan. In addition to the above locations, we have various product development facilities, both domestically and internationally, as described in the “Research and Development” section of Item 1 of this Form 10-K.

The table below shows a summary of facilities owned and leased domestically and internationally as of June 30, 2016:

(Square feet in millions)

Location	Owned	Leased	Total

U.S.	16.4	9.7	26.1
International	9.0	10.8	19.8

Total	25.4	20.5	45.9

PART I

Item 3, 4

ITEM 3. LEGAL PROCEEDINGS

While not material to the Company, the Company makes the following annual report of the general activities of the Company’s Antitrust Compliance Office as required by the Final Order and Judgment in Barovic v. Ballmer et al, United States District Court for the Western District of Washington (“Final Order”). For more information see http://aka.ms/MSLegalNotice2015. These annual reports will continue through 2020. During fiscal year 2016, the Antitrust Compliance Office (a) monitored the Company’s compliance with the European Commission Decision of March 24, 2004, (“2004 Decision”) and with the Company’s Public Undertaking to the European Commission dated December 16, 2009 (“2009 Undertaking”); (b) monitored, in the manner required by the Final Order, employee, customer, competitor, regulator, or other third-party complaints regarding compliance with the 2004 Decision, the 2009 Undertaking, or other EU or U.S. laws or regulations governing tying, bundling, and exclusive dealing contracts; and, (c) monitored, in the manner required by the Final Order, the training of the Company’s employees regarding the Company’s antitrust compliance polices. In addition, the Antitrust Compliance Officer reports to the Regulatory and Public Policy Committee of the Board at each of its regularly scheduled meetings and to the full Board annually.

See Note 17 – Contingencies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding legal proceedings in which we are involved.

ITEM 4. MINE SAFETY DISCLOSURES

Not applicable.

PART II

Item 5, 6

PART II

ITEM 5. MARKET FOR REGISTRANT’S COMMON EQUITY, RELATED STOCKHOLDER MATTERS, AND ISSUER PURCHASES OF EQUITY SECURITIES

MARKET AND STOCKHOLDERS

Our common stock is traded on the NASDAQ Stock Market under the symbol MSFT. On July 25, 2016, there were 106,534 registered holders of record of our common stock. The high and low common stock sales prices per share were as follows:

Quarter Ended	September 30	December 31	March 31	June 30	Fiscal Year

Fiscal Year 2016

High	$ 48.41	$ 56.85	$ 55.64	$ 56.77	$ 56.85
Low	$ 39.72	$ 43.75	$ 48.19	$ 48.04	$ 39.72

Fiscal Year 2015

High	$ 47.57	$ 50.05	$ 47.91	$ 49.54	$ 50.05
Low	$ 41.05	$ 42.10	$ 40.23	$ 40.12	$ 40.12

DIVIDENDS AND SHARE REPURCHASES

See Note 18 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for information regarding dividends and share repurchases by quarter. Following are our monthly stock repurchases for the fourth quarter of fiscal year 2016, all of which were made as part of publicly announced plans or programs:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

April 1, 2016 – April 30, 2016	23,687,526	$53.72	23,687,526	$ 9,410
May 1, 2016 – May 31, 2016	11,691,472	$50.51	11,691,472	$ 8,820
June 1, 2016 – June 30, 2016	34,576,695	$50.23	34,576,695	$ 7,083

	69,955,693		69,955,693

All repurchases were made using cash resources. Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.

ITEM 6. SELECTED FINANCIAL DATA

FINANCIAL HIGHLIGHTS

(In millions, except per share data)

Year Ended June 30,	2016		2015		2014	(d)	2013		2012

Revenue	$85,320	(a)	$93,580		$86,833		$77,849		$73,723
Gross margin	$52,540	(a)	$60,542		$59,755		$57,464		$56,193
Operating income	$20,182	(a)(b)	$18,161	(c)	$27,759		$26,764	(e)	$21,763	(f)
Net income	$16,798	(a)(b)	$12,193	(c)	$22,074		$21,863	(e)	$16,978	(f)
Diluted earnings per share	$2.10	(a)(b)	$1.48	(c)	$2.63		$2.58	(e)	$2.00	(f)
Cash dividends declared per share	$1.44		$1.24		$1.12		$0.92		$0.80
Cash, cash equivalents, and short-term investments	$113,240		$96,526		$85,709		$77,022		$63,040
Total assets	$193,694		$174,472	(g)	$170,675	(g)	$140,962	(g)	$119,388	(g)
Long-term obligations	$62,340		$44,742	(g)	$35,391	(g)	$24,601	(g)	$20,337	(g)
Stockholders’ equity	$71,977		$80,083		$89,784		$78,944		$66,363

PART II

Item 6, 7

(a)

Reflects the impact of the net revenue deferral from Windows 10 of $6.6 billion, which decreased operating income, net income, and diluted earnings per share (“EPS”) by $6.6 billion, $4.6 billion, and $0.58, respectively.

(b)

Includes $630 million of asset impairment charges related to our phone business, and $480 million of restructuring charges associated with our phone business restructuring plans, which together decreased operating income, net income, and diluted EPS by $1.1 billion, $895 million, and $0.11, respectively.

(c)

Includes $7.5 billion of goodwill and asset impairment charges related to our phone business, and $2.5 billion of integration and restructuring expenses, primarily associated with our phone business restructuring plans, which together decreased operating income, net income, and diluted EPS by $10.0 billion, $9.5 billion, and $1.15, respectively.

(d)	On April 25, 2014, we acquired substantially all of NDS. NDS has been included in our consolidated results of operations starting on the acquisition date.
(e)

Includes a charge related to a fine imposed by the European Commission in March 2013 which decreased operating income and net income by $733 million (€561 million) and diluted EPS by $0.09. Also includes a charge for Surface RT inventory adjustments recorded in the fourth quarter of fiscal year 2013, which decreased operating income, net income, and diluted EPS by $900 million, $596 million, and $0.07, respectively.

(f)

Includes a goodwill impairment charge related to our previous Online Services Division business segment (related to More Personal Computing under our current segment structure) which decreased operating income and net income by $6.2 billion and diluted EPS by $0.73.

(g)

Reflects the impact of the adoption of the new accounting standard in fiscal year 2016 related to balance sheet classification of deferred taxes. See Note 1 – Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

We generate revenue by licensing and supporting an array of software products, by offering a wide range of services, including cloud-based services to consumers and businesses, by designing, manufacturing, and selling devices that integrate with our cloud-based services, and by delivering relevant online advertising to a global audience. Our most significant expenses are related to compensating employees; designing, manufacturing, marketing, and selling our products and services; datacenter costs in support of our cloud-based services; and income taxes.

Much of our focus in fiscal year 2016 was toward transforming our organization to support our strategy of building best-in-class platforms and productivity services for a mobile-first, cloud-first world. We achieved product development milestones, implemented organizational changes, and made strategic and tactical moves to support the three central ambitions that support our strategy: reinventing productivity and business processes; building the intelligent cloud platform; and creating more personal computing.

Highlights from fiscal year 2016 included:

•	Commercial cloud annualized revenue run rate* exceeded $12.1 billion.

•	Office 365 Consumer subscribers increased to 23.1 million.

PART II

Item 7

•	Microsoft Dynamics (“Dynamics”) CRM Online seat additions more than doubled year-over-year.

•

Microsoft Azure (“Azure”) revenue grew 113%, with usage of Azure compute and Azure SQL database more than doubling year-over-year. Enterprise Mobility customers nearly doubled year-over-year to over 33,000.

•	Windows 10 is now active on more than 350 million devices around the world.

•	Xbox Live monthly active users grew 33% year-over-year to 49 million.

*

Commercial cloud annualized revenue run rate is calculated by multiplying revenue for the last month of the quarter by twelve for Office 365 commercial, Azure, Dynamics Online, and other cloud properties.

In June 2016, we entered into a definitive agreement to acquire LinkedIn for $196 per share in an all-cash transaction valued at $26.2 billion, inclusive of LinkedIn’s net cash (the “Merger Agreement”). We will finance the transaction primarily through the issuance of new indebtedness. The Merger Agreement has been unanimously approved by the Boards of Directors of both Microsoft and LinkedIn, and we expect the acquisition will close in calendar year 2016, subject to approval by LinkedIn’s shareholders, satisfaction of certain regulatory approvals, and other customary closing conditions. The acquisition is anticipated to accelerate the growth of LinkedIn, as well as Office 365 and Dynamics.

In May 2016, we announced the sale of our entry-level feature phone business for $350 million. The transaction is expected to close in the second half of 2016, subject to regulatory approvals and other closing conditions.

In July 2015, we announced a plan to restructure our phone business to better focus and align resources. In May 2016, we announced plans to further streamline our smartphone hardware business. These changes in the phone business reinforce our strategy to create a vibrant Windows ecosystem with a single set of experiences across our first-party device family and original equipment manufacturer (“OEM”) offerings. Part of this strategy involves focusing our phone devices on a narrower range of customer categories and differentiating through the combination of hardware and software we are uniquely positioned to offer. As anticipated, our change in phone strategy resulted in a reduction in units sold and associated expenses in fiscal year 2016, and this trend is expected to continue in fiscal year 2017.

Industry Trends

Our industry is dynamic and highly competitive, with frequent changes in both technologies and business models. Each industry shift is an opportunity to conceive new products, new technologies, or new ideas that can further transform the industry and our business. At Microsoft, we push the boundaries of what is possible through a broad range of research and development activities that seek to identify and address the changing demands of customers and users, industry trends, and competitive forces.

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

PART II

Item 7

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. The strengthening of the U.S. dollar relative to certain foreign currencies throughout fiscal year 2015, and continuing into fiscal year 2016, negatively impacted reported revenue and reduced reported expenses from our international operations.

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

Product Revenue and Service and Other Revenue

Due to the growth in our cloud-based solutions, service revenue exceeded 10% of total revenue for the first time in fiscal year 2016. As a result, we have separately disclosed product revenue and service and other revenue on our consolidated income statements.

Product revenue includes sales from operating systems; cross-device productivity applications; server applications; business solution applications; desktop and server management tools; software development tools; video games; hardware such as PCs, tablets, gaming and entertainment consoles, phones, other intelligent devices, and related accessories; and training and certification of computer system integrators and developers.

Service and other revenue includes sales from cloud-based solutions that provide customers with software, services, platforms, and content such as Office 365, Azure, Dynamics CRM Online, and Xbox Live; solution support; and consulting services. Service and other revenue also includes sales from online advertising.

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

In June 2015, we announced a change in organizational structure to align to our strategic direction as a productivity and platform company. During the first quarter of fiscal year 2016, our chief operating decision maker, who is also our Chief Executive Officer, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in fiscal year 2016, we report our financial performance based on our new segments, Productivity and Business Processes, Intelligent Cloud, and More Personal Computing, and analyze operating income as the measure of segment profitability. We have recast certain previously reported amounts to conform to the way we internally manage and monitor segment performance.

PART II

Item 7

We expect to report the financial performance of LinkedIn as part of our Productivity and Business Processes segment.

Additional information on our reportable segments is contained in Note 21 – Segment Information and Geographic Data of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	2016	2015	2014	Percentage Change 2016 Versus 2015	Percentage Change 2015 Versus 2014

Revenue	$85,320	$93,580	$86,833	(9)%	8%
Gross margin	$52,540	$60,542	$59,755	(13)%	1%
Operating income	$20,182	$18,161	$27,759	11%	(35)%
Diluted earnings per share	$2.10	$1.48	$2.63	42%	(44)%

Fiscal year 2016 compared with fiscal year 2015

Revenue decreased $8.3 billion or 9%, primarily due to the impact of the net revenue deferral from Windows 10 of $6.6 billion and an unfavorable foreign currency impact of approximately $3.8 billion or 4%. Windows 10 revenue is primarily recognized at the time of billing in the More Personal Computing segment, and the deferral and subsequent recognition of revenue is reflected in Corporate and Other. More Personal Computing revenue decreased, mainly due to lower revenue from Devices and Windows, offset in part by higher revenue from search advertising and Gaming. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services and Enterprise Services. Productivity and Business Processes revenue increased slightly, driven by an increase in Office and Dynamics revenue.

Operating income increased $2.0 billion or 11%, primarily due to a decrease in impairment, integration, and restructuring expenses and sales and marketing expenses, offset in part by lower gross margin. Gross margin decreased $8.0 billion or 13%, driven by the decline in revenue as discussed above, and included an unfavorable foreign currency impact of approximately $3.3 billion or 5%. Productivity and Business Processes and More Personal Computing gross margin decreased, offset in part by higher gross margin from Intelligent Cloud.

Key changes in expenses were:

•

Cost of revenue decreased $258 million or 1%, mainly due to a reduction in phone sales, driven by the change in strategy for the phone business, offset in part by growth in commercial cloud and search advertising.

•

Impairment, integration, and restructuring expenses decreased $8.9 billion, primarily driven by prior year goodwill and asset impairment charges related to our phone business and restructuring charges associated with our phone business restructuring plans.

•	Sales and marketing expenses decreased $1.0 billion or 6%, driven by a reduction in phone expenses and a favorable foreign currency impact of approximately 2%.

Diluted earnings per share (“EPS”) was $2.10 for fiscal year 2016. Current year diluted EPS was negatively impacted by the net revenue deferral from Windows 10 and impairment, integration, and restructuring expenses, which resulted in a decrease to diluted EPS of $0.69, and favorably impacted by the adoption of new accounting guidance related to stock-based compensation, which resulted in an increase to diluted EPS of $0.05. Diluted EPS was $1.48 for fiscal year 2015. Prior year diluted EPS was negatively impacted by impairment, integration, and restructuring expenses, which resulted in a decrease to diluted EPS of $1.15.

PART II

Item 7

Fiscal year 2015 compared with fiscal year 2014

Revenue increased $6.7 billion or 8%, primarily due to higher revenue from More Personal Computing and Intelligent Cloud. More Personal Computing revenue increased, primarily due to higher revenue from Devices, search advertising and Gaming, offset in part by a decline in Windows revenue. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. Revenue included an unfavorable foreign currency impact of approximately 2%.

Operating income decreased $9.6 billion or 35%, primarily due to impairment, integration, and restructuring expenses in fiscal year 2015, as well as increased research and development expenses, offset in part by higher gross margin. Gross margin increased $787 million or 1%, driven by our Intelligent Cloud, offset in part by a reduction in gross margin from Productivity and Business Processes. Key changes in expenses were:

•	Cost of revenue increased $6.0 billion or 22%, mainly due to phone sales, as well as increasing costs in support of our commercial cloud, including $396 million of higher datacenter expenses.

•

Impairment, integration, and restructuring expenses were $10.0 billion in fiscal year 2015, reflecting goodwill and asset impairment charges of $7.5 billion related to our phone business, and $2.5 billion of integration and restructuring expenses, primarily driven by costs associated with our phone business restructuring plans.

•

Research and development expenses increased $665 million or 6%, mainly due to increased investment in new products and services, including phone expenses, offset in part by reduced headcount-related expenses.

Diluted EPS was $1.48 for fiscal year 2015. Diluted EPS was negatively impacted by impairment, integration, and restructuring expenses, which decreased diluted EPS by $1.15.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	2016	2015	2014	Percentage Change 2016 Versus 2015	Percentage Change 2015 Versus 2014

Revenue

Productivity and Business Processes	$26,487	$26,430	$26,976	0%	(2)%
Intelligent Cloud	25,042	23,715	21,735	6%	9%
More Personal Computing	40,460	43,160	38,460	(6)%	12%
Corporate and Other	(6,669)	275	(338)	*	*

Total revenue	$85,320	$93,580	$86,833	(9)%	8%

Operating income (loss)

Productivity and Business Processes	$12,461	$13,359	$14,173	(7)%	(6)%
Intelligent Cloud	9,358	9,871	8,446	(5)%	17%
More Personal Computing	6,142	4,667	5,605	32%	(17)%
Corporate and Other	(7,779)	(9,736)	(465)	*	*

Total operating income	$20,182	$18,161	$27,759	11%	(35)%

*	Not meaningful

PART II

Item 7

Reportable Segments

Fiscal year 2016 compared with fiscal year 2015

Productivity and Business Processes

Productivity and Business Processes revenue increased slightly, primarily due to an increase in Office and Dynamics revenue. Revenue included an unfavorable foreign currency impact of approximately 6%.

•

Office Commercial revenue increased $135 million or 1%, driven by higher revenue from Office 365 commercial, mainly due to growth in subscribers, offset by lower transactional license volume, reflecting a continued shift to Office 365 commercial and a decline in the business PC market. Revenue included an unfavorable foreign currency impact of approximately 6%.

•

Office Consumer revenue decreased $69 million or 2%, driven by a decline in the consumer PC market, offset in part by higher revenue from Office 365 consumer, mainly due to growth in subscribers. Revenue included an unfavorable foreign currency impact of approximately 4%.

•	Dynamics revenue increased 4%, mainly due to higher revenue from Dynamics CRM Online, driven by seat growth. Revenue included an unfavorable foreign currency impact of approximately 6%.

Productivity and Business Processes operating income decreased $898 million or 7%, driven by lower gross margin. Gross margin decreased $970 million or 4%, primarily due to higher cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 6%. Cost of revenue increased $1.0 billion or 26%, primarily due to an increased mix of cloud offerings. Operating expenses decreased $72 million or 1%, driven by lower sales and marketing expenses. Sales and marketing expenses decreased $82 million or 2%, mainly due to a reduction in headcount-related expenses and lower fees paid to third-party enterprise software advisors.

Intelligent Cloud

Intelligent Cloud revenue increased $1.3 billion or 6%, primarily due to higher server products and cloud services revenue and Enterprise Services revenue. Revenue included an unfavorable foreign currency impact of approximately 5%.

•

Server products and cloud services revenue grew $686 million or 4%, driven by revenue growth from Azure of 113%, offset in part by a decline in transactional revenue from our on-premises server products. Revenue included an unfavorable foreign currency impact of approximately 5%.

•	Enterprise Services revenue grew $536 million or 11%, mainly due to growth in Premier Support Services. Revenue included an unfavorable foreign currency impact of approximately 5%.

Intelligent Cloud operating income decreased $513 million or 5%, primarily due to higher operating expenses, offset in part by higher gross margin. Operating expenses increased $989 million or 12%, mainly due to higher research and development expenses and sales and marketing expenses. Research and development expenses increased $567 million or 21% and sales and marketing expenses increased $347 million or 9%, driven by increased strategic investments and acquisitions to drive cloud sales capacity and innovation. Gross margin increased $476 million or 3%, driven by revenue growth, offset in part by higher cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 5%. Cost of revenue increased $851 million or 15%, primarily driven by an increased mix of cloud services.

More Personal Computing

More Personal Computing revenue decreased $2.7 billion or 6%, mainly due to lower revenue from Devices and Windows, offset in part by higher revenue from search advertising and Gaming. Revenue included an unfavorable foreign currency impact of approximately 2%.

•

Devices revenue decreased $3.7 billion or 32%, mainly due to lower revenue from phones, driven by the change in strategy for the phone business, offset in part by higher Microsoft Surface (“Surface”) revenue.

PART II

Item 7

Phone revenue decreased $4.2 billion or 56%, as we sold 13.8 million Microsoft Lumia (“Lumia”) phones and 75.5 million other phones in fiscal year 2016, compared with 36.8 million and 126.8 million sold, respectively, in fiscal year 2015. Surface revenue increased $486 million or 13%, primarily driven by the release of Surface Pro 4 and Surface Book in the second quarter of fiscal year 2016, as well as the release of Surface 3 in the fourth quarter of fiscal year 2015, offset in part by a decline in revenue from Surface Pro 3. Devices revenue included an unfavorable foreign currency impact of approximately 3%.

•

Windows revenue decreased $871 million or 5%, mainly due to lower revenue from patent licensing, Windows OEM licensing (“Windows OEM”), and Windows Phone licensing. Patent licensing revenue decreased 27%, due to a decline in license revenue per unit and licensed units. Windows OEM revenue decreased 1%. Windows OEM Pro revenue declined 6%, driven by a decline in the business PC market. Windows OEM non-Pro revenue increased 7%, outperforming the consumer PC market, driven by a higher mix of premium licenses sold. Windows Phone licensing revenue decreased 64%, driven by the recognition of deferred revenue in fiscal year 2015 from Windows Phone 8. Windows revenue included an unfavorable foreign currency impact of approximately 2%.

•

Search advertising revenue increased $1.7 billion or 46%. Search advertising revenue, excluding traffic acquisition costs, increased 17%, primarily driven by growth in Bing, due to higher revenue per search and search volume. Search advertising revenue included an unfavorable foreign currency impact of approximately 2%.

•

Gaming revenue increased $132 million or 1%, primarily due to higher revenue from Xbox Live and video games, offset in part by lower Xbox hardware revenue. Xbox Live revenue increased 17%, driven by higher revenue per transaction and volume of transactions. Video games revenue grew 34%, driven by the launch of Halo 5 and sales of Minecraft. We acquired Mojang AB (“Mojang”), the Swedish video game developer of the Minecraft gaming franchise, in November 2014. Xbox hardware revenue decreased 16%, mainly due to lower prices of Xbox One consoles sold and a decline in Xbox 360 console volume, offset in part by higher Xbox One console volume. Gaming revenue included an unfavorable foreign currency impact of approximately 4%.

More Personal Computing operating income increased $1.5 billion or 32%, primarily due to lower operating expenses, offset in part by lower gross margin. Operating expenses decreased $2.0 billion or 13%, mainly due to lower sales and marketing expenses and research and development expenses. Sales and marketing expenses decreased $1.3 billion or 19% and research and development expenses decreased $676 million or 10%, driven by a reduction in phone expenses. Gross margin decreased $564 million or 3%, reflecting lower revenue, offset in part by a reduction in cost of revenue. Gross margin included an unfavorable foreign currency impact of approximately 5%. Cost of revenue decreased $2.1 billion or 9%, primarily driven by a reduction in phone sales, offset in part by higher search advertising cost of revenue.

Fiscal year 2015 compared with fiscal year 2014

Productivity and Business Processes

Productivity and Business Processes revenue decreased $546 million or 2%, mainly due to a decline in revenue from Office, offset in part by growth in revenue from Dynamics. Revenue included an unfavorable foreign currency impact of approximately 2%.

•

Office Consumer revenue decreased $624 million or 17%, driven by declines in the Japan PC market, where Office is predominantly pre-installed on new PCs, offset in part by subscriber growth of Office 365 consumer.

•

Office Commercial revenue decreased $152 million or 1%, driven by lower transactional license volume, reflecting a decline in the business PC market following Windows XP end of support in the prior year, and declines in Japan, offset in part by subscriber growth and higher premium mix of Office 365 commercial.

•

Dynamics revenue grew 12%, mainly due to higher revenue from Dynamics CRM Online and Dynamics ERP products. Dynamics users increased, with 30% growth in number of Dynamics paid seats, and we ended fiscal year 2015 with over eight million paid seats.

PART II

Item 7

Productivity and Business Processes operating income decreased $814 million or 6%, driven by lower gross margin, offset in part by a reduction in operating expenses. Gross margin decreased $1.0 billion or 4%, primarily due to the decline in Office Consumer revenue. Gross margin included an unfavorable foreign currency impact of approximately 2%. Cost of revenue increased $492 million or 15%, primarily due to higher cloud infrastructure expenses, reflecting increased datacenter capacity to serve our Office 365 offerings. Operating expenses decreased $224 million or 2%. Sales and marketing and general and administrative expenses decreased $258 million and $125 million, respectively, mainly due to lower headcount-related expenses. Research and development expenses increased $159 million or 6%, mainly due to increased investment in new products and services.

Intelligent Cloud

Intelligent Cloud revenue increased $2.0 billion or 9%, mainly due to higher server products and services revenue, as well as higher Enterprise Services revenue. Revenue included an unfavorable foreign currency impact of approximately 2%.

•

Server products and cloud services revenue grew $1.6 billion or 9%, primarily driven by higher premium mix of Microsoft SQL Server, Windows Server, and System Center, as well as continued revenue growth from Azure.

•	Enterprise Services revenue grew $325 million or 7%, mainly due to growth in Premier Support Services.

Intelligent Cloud operating income increased $1.4 billion or 17%, primarily due to higher gross margin, offset in part by higher operating expenses. Gross margin increased $1.6 billion or 10%, driven by revenue growth from our server products and services. Gross margin included an unfavorable foreign currency impact of approximately 2%. Cost of revenue increased $404 million or 7%, mainly due to higher cloud infrastructure expenses, reflecting increased datacenter capacity for our Azure services. Operating expenses increased $151 million or 2%, driven by higher research and development expenses. Research and development expenses increased $160 million or 6%, mainly due to increased investment in new products and services.

More Personal Computing

More Personal Computing revenue increased $4.7 billion or 12%, mainly due to growth in Devices, search advertising, and Gaming revenue, offset in part by a decline in revenue from Windows.

•

Devices revenue increased $7.0 billion or 152%, mainly due to a full year of phone sales and higher Surface revenue. Devices revenue included an unfavorable foreign currency impact of approximately 5%. Phones revenue increased $5.5 billion, as we sold 36.8 million Lumia phones and 126.8 million other phones in fiscal year 2015, compared with 5.8 million and 30.3 million sold, respectively, in fiscal year 2014 following the acquisition of Nokia Corporation’s (“Nokia”) Devices and Services business (“NDS”). We acquired NDS in the fourth quarter of fiscal year 2014. Surface revenue increased 65% to $3.6 billion, primarily due to Surface Pro 3 units sold. Surface Pro 3 was released in June 2014.

•	Search advertising revenue increased $651 million or 22%, primarily driven by growth in Bing, due to higher revenue per search and search volume.

•

Gaming revenue increased $463 million or 5%, mainly due to growth in Xbox Live and video games revenue, offset in part by a decrease in Xbox hardware revenue and third-party video game royalties. We sold 12.1 million Xbox consoles in fiscal year 2015 compared with 11.7 million consoles in fiscal year 2014. Xbox Live revenue increased $500 million, driven by increased Xbox Live users and revenue per user. Video games revenue increased $265 million, mainly due to sales of Minecraft following the acquisition of Mojang in November 2014, and new Xbox titles released in the current year.

•

Windows revenue decreased $3.6 billion or 16%, mainly due to lower revenue from Windows OEM and Windows Phone. Windows OEM revenue decreased $1.9 billion or 15%, primarily due to declines of 15% in OEM Pro revenue and 16% in OEM non-Pro revenue. Windows OEM Pro revenue decreased, primarily due to benefits realized from the expiration of support for Windows XP in the prior year, and declines in the

PART II

Item 7

business PC market. Windows OEM non-Pro revenue declined, mainly due to an increased mix of opening price point devices sold, and declines in the consumer PC market. Windows Phone revenue, including related patent licensing, decreased $1.4 billion or 55%, primarily due to prior year revenue associated with our joint strategic initiatives with Nokia that terminated when we acquired NDS.

More Personal Computing operating income decreased $938 million or 17%, primarily due to higher operating expenses, as well as a reduction in gross margin. Gross margin decreased $364 million or 2%, reflecting a reduction in Windows gross margin, offset in part by an increase in devices gross margin. Cost of revenue increased $5.1 billion or 28%, driven by higher phones cost of revenue, as well as higher Xbox Live and search infrastructure costs, offset in part by a reduction in Windows Phone cost of revenue. Phones cost of revenue increased $4.8 billion, reflecting a full year of phone sales in fiscal year 2015. Windows Phone cost of revenue decreased $897 million, driven by prior year costs associated with our joint strategic initiatives with Nokia that terminated when we acquired NDS. Operating expenses increased $574 million or 4%, driven by a full year of NDS expenses. Research and development expenses increased $346 million or 5%, mainly due to increased investment in new product and services, including higher phone expenses, offset in part by reduced headcount-related expenses. Sales and marketing expenses increased $211 million or 3%, primarily due to higher phone expenses, offset in part by a decline in advertising and other marketing program costs.

Corporate and Other

Corporate and Other revenue primarily comprises certain revenue deferrals, including those related to Windows 10, Bundled Offerings, and video games. Corporate and Other operating income (loss) primarily comprises revenue deferrals and corporate-level activity not specifically allocated to a segment, including impairment, integration, and restructuring expenses.

Fiscal year 2016 compared with fiscal year 2015

Corporate and Other revenue decreased $6.9 billion, primarily due to the impact of the net revenue deferral from Windows 10. During fiscal year 2016, we deferred net revenue from Windows 10 of $6.6 billion. During fiscal year 2015, we recognized a net $303 million of previously deferred revenue related to Bundled Offerings.

Corporate and Other operating loss decreased $2.0 billion, primarily due to an $8.9 billion reduction in impairment, integration, and restructuring expenses, driven by prior year goodwill and asset impairment charges related to our phone business, offset in part by lower revenue.

Fiscal year 2015 compared with fiscal year 2014

Corporate and Other revenue increased $613 million, primarily due to the timing of net revenue deferrals compared to the prior year. During fiscal year 2015, we recognized a net $303 million of previously deferred revenue related to Bundled Offerings. During fiscal year 2014, we deferred a net $349 million of revenue related to Bundled Offerings.

Corporate and Other operating loss increased $9.3 billion, primarily due to higher impairment, integration, and restructuring expenses, offset in part by increased revenue.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	2016	2015	2014	Percentage Change 2016 Versus 2015	Percentage Change 2015 Versus 2014

Research and development	$11,988	$12,046	$11,381	0%	6%
As a percent of revenue	14%	13%	13%	1ppt	0ppt

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

Fiscal year 2016 compared with fiscal year 2015

Research and development expenses decreased $58 million, primarily due to a reduction in phone expenses, driven by the change in strategy for the phone business, offset in part by increased strategic investments and acquisitions to drive cloud innovation.

Fiscal year 2015 compared with fiscal year 2014

Research and development expenses increased $665 million or 6%, mainly due to increased investment in new products and services, including $739 million higher phone expenses, offset in part by reduced headcount-related expenses.

Sales and Marketing

(In millions, except percentages)	2016	2015	2014	Percentage Change 2016 Versus 2015	Percentage Change 2015 Versus 2014

Sales and marketing	$14,697	$15,713	$15,811	(6)%	(1)%
As a percent of revenue	17%	17%	18%	0ppt	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Fiscal year 2016 compared with fiscal year 2015

Sales and marketing expenses decreased $1.0 billion or 6%, primarily due to a reduction in phone expenses, driven by the change in strategy for the phone business. Expenses included a favorable foreign currency impact of approximately 2%.

Fiscal year 2015 compared with fiscal year 2014

Sales and marketing expenses decreased $98 million or 1%, primarily due to a decline in advertising and marketing programs costs and a reduction in headcount-related expenses, offset in part by an increase in phone expenses. Expenses included a favorable foreign currency impact of approximately 4%.

General and Administrative

(In millions, except percentages)	2016	2015	2014	Percentage Change 2016 Versus 2015	Percentage Change 2015 Versus 2014

General and administrative	$4,563	$4,611	$4,677	(1)%	(1)%
As a percent of revenue	5%	5%	5%	0ppt	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

PART II

Item 7

Fiscal year 2016 compared with fiscal year 2015

General and administrative expenses decreased $48 million or 1%, primarily due to a reduction in employee-related expenses, offset in part by increased investments in infrastructure supporting our business transformation. Expenses included a favorable foreign currency impact of approximately 2%.

Fiscal year 2015 compared with fiscal year 2014

General and administrative expenses were comparable to the prior year.

IMPAIRMENT, INTEGRATION, AND RESTRUCTURING EXPENSES

Impairment, integration, and restructuring expenses include costs associated with the impairment of goodwill and intangible assets related to our phone business, employee severance expenses and costs associated with the consolidation of facilities and manufacturing operations related to restructuring activities, and systems consolidation and other business integration expenses associated with our acquisition of NDS.

Fiscal year 2016 compared with fiscal year 2015

Impairment, integration, and restructuring expenses were $1.1 billion for fiscal year 2016, compared to $10.0 billion for fiscal year 2015.

During fiscal year 2016, we recorded $630 million of asset impairment charges related to our phone business. We also recorded $480 million of restructuring charges, including employee severance expenses and contract termination costs, primarily related to our previously announced phone business restructuring plans.

During fiscal year 2015, we recognized impairment charges of $7.5 billion related to our phone business. Our annual goodwill impairment test as of May 1, 2015 indicated that the carrying value of our previous Phone Hardware reporting unit goodwill exceeded its estimated fair value. Accordingly, we recorded a goodwill impairment charge of $5.1 billion, reducing our Phone Hardware reporting unit goodwill from $5.4 billion to $116 million, net of foreign currency remeasurements, as well as an impairment charge of $2.2 billion related to the write-down of our Phone Hardware reporting unit intangible assets. All remaining goodwill and intangible assets are included in our Devices reporting unit, within More Personal Computing under our current segment structure. Restructuring charges were $2.1 billion, including employee severance expenses and the write-down of certain assets in connection with our restructuring activities. Integration expenses associated with the acquisition of NDS were $435 million in fiscal year 2015.

Fiscal year 2015 compared with fiscal year 2014

Impairment, integration, and restructuring expenses were $10.0 billion for fiscal year 2015, compared to $127 million for fiscal year 2014. Impairment, integration, and restructuring expenses for fiscal year 2015 are comprised mainly of impairment and restructuring charges of $7.5 billion and $2.1 billion, respectively, related to our phone business. Integration expenses increased $308 million, due to a full-year of integration activities in fiscal year 2015 associated with the acquisition of NDS.

PART II

Item 7

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2016	2015	2014

Dividends and interest income	$903	$766	$883
Interest expense	(1,243)	(781)	(597)
Net recognized gains on investments	668	716	437
Net losses on derivatives	(443)	(423)	(328)
Net gains (losses) on foreign currency remeasurements	(121)	335	(165)
Other	(195)	(267)	(169)

Total	$(431)	$346	$61

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

Fiscal year 2016 compared with fiscal year 2015

Dividends and interest income increased due to higher portfolio balances and slightly higher yields on fixed-income securities. Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments decreased primarily due to higher other-than-temporary impairments and lower gains on sales of fixed-income securities, offset in part by higher gains on sales of equity securities. Other-than-temporary impairments were $322 million in fiscal year 2016, compared with $183 million in fiscal year 2015. Net losses on derivatives increased due to higher losses on currency and equity contracts and lower gains on interest rate contracts in the current period as compared to the prior period, offset in part by lower losses on commodity contracts. For fiscal year 2016, other reflects recognized losses from divestitures and certain joint ventures.

Fiscal year 2015 compared with fiscal year 2014

Dividends and interest income decreased due to lower yields on fixed-income securities, offset in part by higher portfolio balances. Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities, offset in part by higher other-than-temporary impairments. Other-than-temporary impairments were $183 million in fiscal year 2015, compared with $106 million in fiscal year 2014. Net losses on derivatives increased due to losses on commodity contracts in fiscal year 2015 as compared to gains in fiscal year 2014, offset in part by lower losses on currency and equity contracts. For fiscal year 2015, other reflects recognized losses from certain joint ventures and divestitures.

INCOME TAXES

Fiscal year 2016 compared with fiscal year 2015

Our effective tax rate for fiscal years 2016 and 2015 was 15% and 34%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

The decrease in our effective tax rate for fiscal year 2016 compared to fiscal year 2015 was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries including the impact of net

PART II

Item 7

revenue deferrals related to sales of Windows 10, tax benefits from the adoption of the new accounting guidance relating to stock-based compensation, and distributions from foreign affiliates. The fiscal year 2015 effective tax rate included the tax impact of losses in foreign jurisdictions for which we may not realize a tax benefit, primarily as a result of impairment and restructuring charges.

The mix of income before income taxes between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution of, and customer demand for, our products and services. We supply our Windows PC operating system to customers through our U.S. regional operating center, while we supply the Microsoft Office system and our server products and tools to customers through our foreign regional operations centers. In fiscal year 2016, our U.S. loss before income taxes was $325 million and our foreign income before income taxes was $20.1 billion. Net revenue deferrals related to sales of Windows 10 negatively impacted our fiscal year 2016 U.S. loss before income taxes by $6.0 billion and foreign income before income taxes by $588 million. In fiscal year 2015, our U.S. income before income taxes was $7.4 billion and our foreign income before income taxes was $11.1 billion. Impairment, integration, and restructuring expense relating to our phone business decreased our fiscal year 2015 U.S income before income taxes by $1.1 billion and foreign income before income taxes by $8.9 billion.

On July 27, 2015, the U.S. Tax Court issued an opinion in Altera Corp. v. Commissioner related to the treatment of stock-based compensation expense in an intercompany cost-sharing arrangement. The IRS’s decision to appeal on February 19, 2016 prolongs the uncertainty regarding the ultimate outcome of the Altera case, and we do not expect to adjust our consolidated financial statements until there is a final resolution of this case.

Tax contingencies and other income tax liabilities were $11.8 billion and $12.1 billion as of June 30, 2016 and 2015, respectively, and are included in other long-term liabilities. This decrease relates primarily to tax credits available for carryover and a partial settlement of the IRS audit for tax years 2007 to 2009, offset by increases relating to intercompany transfer pricing.

While we settled a portion of the IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of June 30, 2016, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the IRS for tax years 2010 to 2016.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2016, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

Fiscal year 2015 compared with fiscal year 2014

Our effective tax rate for fiscal years 2015 and 2014 was 34% and 21%, respectively. The fiscal year 2015 effective rate increased by 13%, primarily due to goodwill and asset impairments and restructuring charges recorded in fiscal year 2015, most of which did not generate a tax benefit. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to foreign earnings taxed at lower rates resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico. In fiscal year 2015, this reduction was mostly offset by losses in foreign jurisdictions for which we may not realize a tax benefit, primarily as a result of impairment and restructuring charges.

Changes in the mix of income before income taxes between the U.S. and foreign countries impacted our effective tax rate as a result of the geographic distribution of, and customer demand for, our products and services. We supply our Windows PC operating system to customers through our U.S. regional operating center, while we supply

PART II

Item 7

the Microsoft Office system and our server products and tools to customers through our foreign regional operations centers. In fiscal years 2015 and 2014, our U.S. income before income taxes was $7.4 billion and $7.1 billion, respectively, and comprised 40% and 26%, respectively, of our income before income taxes. In fiscal years 2015 and 2014, our foreign income before income taxes was $11.1 billion and $20.7 billion, respectively, and comprised 60% and 74%, respectively, of our income before income taxes.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $113.2 billion as of June 30, 2016, compared with $96.5 billion as of June 30, 2015. Equity and other investments were $10.4 billion as of June 30, 2016, compared with $12.1 billion as of June 30, 2015. Our short-term investments are primarily intended to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments as of June 30, 2016, $108.9 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $2.4 billion. As of June 30, 2016, approximately 83% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 4% were invested in corporate notes and bonds of U.S. companies, and approximately 5% were invested in U.S. mortgage- and asset-backed securities, all of which are denominated in U.S. dollars. The remaining cash equivalents and short-term investments held by our foreign subsidiaries were invested in foreign securities.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Collateral received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $294 million as of June 30, 2016. Our average and maximum securities lending payable balances for fiscal year 2016 were $361 million and $1.2 billion, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

PART II

Item 7

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

Cash Flows

Fiscal year 2016 compared with fiscal year 2015

Cash flows from operations increased $3.7 billion to $33.3 billion during the fiscal year, mainly due to lower operating expenditures and a reduction in materials and production costs, offset in part by a decrease in cash received from customers. Cash used in financing decreased $1.3 billion to $8.4 billion, mainly due to a $4.6 billion increase in proceeds from issuances of debt, net of repayments, offset in part by a $1.5 billion increase in cash used for common stock repurchases and a $1.1 billion increase in dividends paid. Cash used in investing increased $949 million to $24.0 billion, mainly due to a $2.4 billion increase in cash used for additions to property and equipment and a $1.5 billion increase in cash used for net investment purchases, sales, and maturities, offset in part by a $2.3 billion decrease in cash used for acquisitions of companies, net of cash acquired, and purchases of intangibles and other assets.

Fiscal year 2015 compared with fiscal year 2014

Cash flows from operations decreased $2.8 billion to $29.7 billion, mainly due to an increase in materials and production costs in support of sales growth as well as payments related to restructuring charges and other changes in working capital, offset in part by increases in cash received from customers. Cash used in financing increased $1.0 billion to $9.7 billion, mainly due to a $7.1 billion increase in cash used for common stock repurchases, offset in part by a $6.7 billion increase in proceeds from issuances of debt, net of repayments. Cash used in investing increased $4.2 billion to $23.0 billion, mainly due to a $5.5 billion increase in cash used for net investment purchases, sales, and maturities, partially offset by a $2.2 billion decrease in cash used for acquisitions of companies, net of cash acquired, and purchases of intangible and other assets.

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

Unearned Revenue

Unearned revenue as of June 30, 2016 was comprised mainly of unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue as of June 30, 2016 also included payments for: Windows 10 licenses; post-delivery support and consulting services to be performed in the future; Office 365 subscriptions; Xbox Live subscriptions; Microsoft Dynamics business solutions products; Skype prepaid credits and subscriptions; Bundled Offerings; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

PART II

Item 7

The following table outlines the expected future recognition of unearned revenue as of June 30, 2016:

(In millions)

Three Months Ending,

September 30, 2016	$10,194
December 31, 2016	8,348
March 31, 2017	5,868
June 30, 2017	3,058
Thereafter	6,441

Total	$33,909

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. This share repurchase program replaced the share repurchase program that was announced on September 22, 2008 and expired on September 30, 2013. As of June 30, 2016, $7.1 billion remained of our $40.0 billion share repurchase program. While the program has no expiration date, we intend to complete it by December 31, 2016. All repurchases were made using cash resources.

During fiscal year 2016, we repurchased 294 million shares of Microsoft common stock for $14.8 billion under the share repurchase program approved by our Board of Directors on September 16, 2013. During fiscal year 2015, we repurchased 295 million shares of Microsoft common stock for $13.2 billion under the share repurchase program approved by our Board of Directors on September 16, 2013. During fiscal year 2014, we repurchased 175 million shares for $6.4 billion; 128 million shares were repurchased for $4.9 billion under the share repurchase program approved by our Board of Directors on September 16, 2013, and 47 million shares were repurchased for $1.5 billion under the share repurchase program that was announced on September 22, 2008 and expired September 30, 2013.

Dividends

See Note 18 – Stockholders’ Equity of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

Off-Balance Sheet Arrangements

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. Additionally, we have agreed to cover damages resulting from breaches of certain security and privacy commitments in our cloud business. In evaluating estimated losses on these indemnifications, we consider factors such as the degree of probability of an unfavorable outcome and our ability to make a reasonable estimate of the amount of loss. These obligations did not have a material impact on our consolidated financial statements during the periods presented.

PART II

Item 7

Contractual Obligations

The following table summarizes the payments due by fiscal year for our outstanding contractual obligations as of June 30, 2016:

(In millions)	2017	2018-2019	2020-2021	Thereafter	Total

Long-term debt: (a)
Principal payments	$0	$5,050	$5,250	$30,649	$40,949
Interest payments	1,289	2,547	2,324	16,836	22,996
Construction commitments (b)	1,809	162	0	0	1,971
Operating leases (c)	961	1,918	1,467	2,118	6,464
Purchase commitments (d)	13,214	1,102	758	4,004	19,078
Other long-term liabilities (e)	0	87	23	275	385

Total contractual obligations	$17,273	$10,866	$9,822	$53,882	$91,843

(a)	See Note 12 – Debt of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K).
(b)	These amounts represent commitments for the construction of buildings, building improvements, and leasehold improvements.
(c)	These amounts represent undiscounted future minimum rental commitments under noncancellable facilities leases.
(d)	These amounts represent purchase commitments, including all open purchase orders and all contracts that are take-or-pay contracts that are not presented as construction commitments above.
(e)

We have excluded long-term tax contingencies, other tax liabilities, deferred income taxes, and long-term pension liabilities of $13.0 billion from the amounts presented as the timing of these obligations is uncertain. We have also excluded unearned revenue and non-cash items.

Other Planned Uses of Capital

In June 2016, we entered into a definitive agreement to acquire LinkedIn in an all-cash transaction valued at $26.2 billion, inclusive of LinkedIn’s net cash. We expect the acquisition will close in calendar year 2016, and we will finance the transaction primarily through the issuance of new debt.

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

PART II

Item 7

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

PART II

Item 7

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

We currently are evaluating the impact of the new standard related to revenue recognition, which we anticipate will have a material impact on our consolidated financial statements. See Note 1 – Accounting Policies of the Notes to Financial Statements (Part II, Item 8 of this Form 10-K) for further discussion.

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

PART II

Item 7

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

Income Taxes

The objectives of accounting for income taxes are to recognize the amount of taxes payable or refundable for the current year and deferred tax liabilities and assets for the future tax consequences of events that have been recognized in an entity’s financial statements or tax returns. We recognize the tax benefit from an uncertain tax position only if it is more likely than not that the tax position will be sustained on examination by the taxing authorities, based on the technical merits of the position. The tax benefits recognized in the financial statements from such a position are measured based on the largest benefit that has a greater than 50% likelihood of being realized upon ultimate settlement. Accounting literature also provides guidance on derecognition of income tax assets and liabilities, classification of deferred income tax assets and liabilities, accounting for interest and penalties associated with tax positions, and income tax disclosures. Judgment is required in assessing the future tax consequences of events that have been recognized on our consolidated financial statements or tax returns. Variations in the actual outcome of these future tax consequences could materially impact our consolidated financial statements.

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

PART II

Item 7A

The following table sets forth the one-day VaR for substantially all of our positions as of June 30, 2016 and 2015 and for the year ended June 30, 2016:

(In millions)

	June 30, 2016	June 30, 2015	Year Ended June 30, 2016

Risk Categories			Average	High	Low

Foreign currency	$92	$120	$171	$258	$83
Interest rate	$58	$51	$56	$63	$50
Equity	$157	$149	$163	$178	$137
Commodity	$12	$13	$10	$14	$6

Total one-day VaR for the combined risk categories was $225 million as of June 30, 2016 and $237 million as of June 30, 2015. The total VaR is 29% less as of June 30, 2016 and June 30, 2015, respectively, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

PART II

Item 8

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

INCOME STATEMENTS

(In millions, except per share amounts)

Year Ended June 30,	2016	2015	2014

Revenue:
Product	$61,502	$75,956	$72,948
Service and other	23,818	17,624	13,885

Total revenue	85,320	93,580	86,833

Cost of revenue:
Product	17,880	21,410	16,681
Service and other	14,900	11,628	10,397

Total cost of revenue	32,780	33,038	27,078

Gross margin	52,540	60,542	59,755
Research and development	11,988	12,046	11,381
Sales and marketing	14,697	15,713	15,811
General and administrative	4,563	4,611	4,677
Impairment, integration, and restructuring	1,110	10,011	127

Operating income	20,182	18,161	27,759
Other income (expense), net	(431)	346	61

Income before income taxes	19,751	18,507	27,820
Provision for income taxes	2,953	6,314	5,746

Net income	$16,798	$12,193	$22,074

Earnings per share:
Basic	$2.12	$1.49	$2.66
Diluted	$2.10	$1.48	$2.63

Weighted average shares outstanding:
Basic	7,925	8,177	8,299
Diluted	8,013	8,254	8,399

Cash dividends declared per common share	$1.44	$1.24	$1.12

See accompanying notes.

PART II

Item 8

COMPREHENSIVE INCOME STATEMENTS

(In millions)

Year Ended June 30,	2016	2015	2014

Net income	$16,798	$12,193	$22,074

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $(12), $20, and $(4))	(238)	559	(35)
Net unrealized gains (losses) on investments (net of tax effects of $(121), $(197), and $936)	(228)	(362)	1,737
Translation adjustments and other (net of tax effects of $(33), $16, and $12)	(519)	(1,383)	263

Other comprehensive income (loss)	(985)	(1,186)	1,965

Comprehensive income	$15,813	$11,007	$24,039

See accompanying notes.

PART II

Item 8

BALANCE SHEETS

(In millions)

June 30,	2016	2015

Assets
Current assets:
Cash and cash equivalents	$6,510	$5,595
Short-term investments (including securities loaned of $204 and $75)	106,730	90,931

Total cash, cash equivalents, and short-term investments	113,240	96,526
Accounts receivable, net of allowance for doubtful accounts of $426 and $335	18,277	17,908
Inventories	2,251	2,902
Other	5,892	5,461

Total current assets	139,660	122,797
Property and equipment, net of accumulated depreciation of $19,800 and $17,606	18,356	14,731
Equity and other investments	10,431	12,053
Goodwill	17,872	16,939
Intangible assets, net	3,733	4,835
Other long-term assets	3,642	3,117

Total assets	$193,694	$174,472

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,898	$6,591
Short-term debt	12,904	4,985
Current portion of long-term debt	0	2,499
Accrued compensation	5,264	5,096
Income taxes	580	606
Short-term unearned revenue	27,468	23,223
Securities lending payable	294	92
Other	5,949	6,555

Total current liabilities	59,357	49,647
Long-term debt	40,783	27,808
Long-term unearned revenue	6,441	2,095
Deferred income taxes	1,476	1,295
Other long-term liabilities	13,640	13,544

Total liabilities	121,697	94,389

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital – shares authorized 24,000; outstanding 7,808 and 8,027	68,178	68,465
Retained earnings	2,282	9,096
Accumulated other comprehensive income	1,537	2,522

Total stockholders’ equity	71,997	80,083

Total liabilities and stockholders’ equity	$193,694	$174,472

See accompanying notes.

PART II

Item 8

CASH FLOWS STATEMENTS

(In millions)

Year Ended June 30,	2016	2015	2014

Operations
Net income	$16,798	$12,193	$22,074
Adjustments to reconcile net income to net cash from operations:
Goodwill and asset impairments	630	7,498	0
Depreciation, amortization, and other	6,622	5,957	5,212
Stock-based compensation expense	2,668	2,574	2,446
Net recognized gains on investments and derivatives	(223)	(443)	(109)
Deferred income taxes	332	224	(331)
Deferral of unearned revenue	57,072	45,072	44,325
Recognition of unearned revenue	(48,498)	(44,920)	(41,739)
Changes in operating assets and liabilities:
Accounts receivable	(530)	1,456	(1,120)
Inventories	600	(272)	(161)
Other current assets	(1,167)	62	(29)
Other long-term assets	(41)	346	(628)
Accounts payable	88	(1,054)	473
Other current liabilities	(260)	(624)	1,075
Other long-term liabilities	(766)	1,599	1,014

Net cash from operations	33,325	29,668	32,502

Financing
Proceeds from issuance of short-term debt, maturities of 90 days or less, net	7,195	4,481	500
Proceeds from issuance of debt	13,884	10,680	10,350
Repayments of debt	(2,796)	(1,500)	(3,888)
Common stock issued	668	634	607
Common stock repurchased	(15,969)	(14,443)	(7,316)
Common stock cash dividends paid	(11,006)	(9,882)	(8,879)
Other	(369)	362	(39)

Net cash used in financing	(8,393)	(9,668)	(8,665)

Investing
Additions to property and equipment	(8,343)	(5,944)	(5,485)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(1,393)	(3,723)	(5,937)
Purchases of investments	(129,758)	(98,729)	(72,690)
Maturities of investments	22,054	15,013	5,272
Sales of investments	93,287	70,848	60,094
Securities lending payable	203	(466)	(87)

Net cash used in investing	(23,950)	(23,001)	(18,833)

Effect of foreign exchange rates on cash and cash equivalents	(67)	(73)	(139)

Net change in cash and cash equivalents	915	(3,074)	4,865
Cash and cash equivalents, beginning of period	5,595	8,669	3,804

Cash and cash equivalents, end of period	$6,510	$5,595	$8,669

See accompanying notes.

PART II

Item 8

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions)

Year Ended June 30,	2016	2015	2014

Common stock and paid-in capital
Balance, beginning of period	$68,465	$68,366	$67,306
Common stock issued	668	634	607
Common stock repurchased	(3,689)	(3,700)	(2,328)
Stock-based compensation expense	2,668	2,574	2,446
Stock-based compensation income tax benefits	0	588	272
Other, net	66	3	63

Balance, end of period	68,178	68,465	68,366

Retained earnings
Balance, beginning of period	9,096	17,710	9,895
Net income	16,798	12,193	22,074
Common stock cash dividends	(11,329)	(10,063)	(9,271)
Common stock repurchased	(12,283)	(10,744)	(4,988)

Balance, end of period	2,282	9,096	17,710

Accumulated other comprehensive income
Balance, beginning of period	2,522	3,708	1,743
Other comprehensive income (loss)	(985)	(1,186)	1,965

Balance, end of period	1,537	2,522	3,708

Total stockholders’ equity	$71,997	$80,083	$89,784

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

Segment Information

In June 2015, we announced a change in organizational structure to align to our strategic direction as a productivity and platform company. During the first quarter of fiscal year 2016, our chief operating decision maker, who is also our Chief Executive Officer, requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in fiscal year 2016, we report our financial performance based on our new segments described in Note 21 – Segment Information and Geographic Data. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance during fiscal year 2016. This change primarily impacted Note 10 – Goodwill, Note 15 – Unearned Revenue, and Note 21 – Segment Information and Geographic Data, with no impact on consolidated net income or cash flows.

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates include: loss contingencies; product warranties; the fair value of, and/or potential impairment of goodwill and intangible assets, for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; allowances for product returns; the market value of and volume of demand for our inventory; and stock-based compensation forfeiture rates. Examples of assumptions include: the elements comprising a software arrangement, including the distinction between upgrades or enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

Foreign Currencies

Assets and liabilities recorded in foreign currencies are translated at the exchange rate on the balance sheet date. Revenue and expenses are translated at average rates of exchange prevailing during the year. Translation adjustments resulting from this process are recorded to other comprehensive income (“OCI”).

PART II

Item 8

Product Revenue and Service and Other Revenue

Service revenue exceeded 10% of total revenue for the first time in fiscal year 2016. As a result, we have separately disclosed product revenue and service and other revenue on our consolidated income statements.

Product revenue includes sales from operating systems; cross-device productivity applications; server applications; business solution applications; desktop and server management tools; software development tools; video games; hardware such as PCs, tablets, gaming and entertainment consoles, phones, other intelligent devices, and related accessories; and training and certification of computer system integrators and developers.

Service and other revenue includes sales from cloud-based solutions that provide customers with software, services, platforms, and content such as Office 365, Microsoft Azure (“Azure”), Microsoft Dynamics (“Dynamics”) CRM Online, and Xbox Live; solution support; and consulting services. Service and other revenue also includes sales from online advertising.

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

PART II

Item 8

revenue from the arrangement is deferred and recognized over the implied PCS term when the VSOE of fair value does not exist. If updates are determined to not meet the definition of an upgrade, revenue is generally recognized as products are shipped or made available.

Customers purchasing a Windows 10 license will receive unspecified updates and upgrades over the life of their Windows 10 device at no additional cost. As these updates and upgrades will not be sold on a stand-alone basis, we are unable to establish VSOE of fair value. Accordingly, revenue from licenses of Windows 10 is recognized ratably over the estimated life of the related device, which ranges between two to four years.

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

Revenue related to Microsoft Surface (“Surface”) devices, Xbox consoles, games published by us, phones, and other hardware components is generally recognized when ownership is transferred to the resellers or to end customers when selling directly through Microsoft retail stores and online marketplaces. A portion of revenue may be deferred when these products are combined with software elements, and/or services. Revenue related to licensing for games published by third parties for use on the Xbox consoles is recognized when games are manufactured by the game publishers.

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

PART II

Item 8

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

Sales and Marketing

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel, and the costs of advertising, promotions, trade shows, seminars, and other programs. Advertising costs are expensed as incurred. Advertising expense was $1.6 billion, $1.9 billion, and $2.3 billion in fiscal years 2016, 2015, and 2014, respectively.

Stock-Based Compensation

Compensation cost for stock awards is measured at the fair value on the grant date and recognized as expense, net of estimated forfeitures, over the related service period using the straight-line method. The fair value of stock awards is based on the quoted price of our common stock on the grant date less the present value of expected dividends not received during the vesting period. Compensation expense for the employee stock purchase plan (“ESPP”) is measured as the discount the employee is entitled to upon purchase and is recognized in the period of purchase.

Income Taxes

Income tax expense includes U.S. and international income taxes, the provision for U.S. taxes on undistributed earnings of international subsidiaries not deemed to be permanently reinvested, and interest and penalties on uncertain tax positions. Certain income and expenses are not reported in tax returns and financial statements in the same year. The tax effect of such temporary differences is reported as deferred income taxes. Deferred tax assets are reported net of a valuation allowance when it is more likely than not that a tax benefit will not be realized. All deferred income taxes are classified as long-term on our consolidated balance sheets.

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

PART II

Item 8

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

Investments

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

PART II

Item 8

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

Derivatives

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

For derivative instruments designated as cash flow hedges, the effective portion of the gains (losses) on the derivatives is initially reported as a component of OCI and is subsequently recognized in earnings when the hedged exposure is recognized in earnings. For options designated as cash flow hedges, changes in the time value are excluded from the assessment of hedge effectiveness and are recognized in earnings. Gains (losses) on derivatives representing either hedge components excluded from the assessment of effectiveness or hedge ineffectiveness are recognized in earnings.

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

Allowance for Doubtful Accounts

The allowance for doubtful accounts reflects our best estimate of probable losses inherent in the accounts receivable balance. We determine the allowance based on known troubled accounts, historical experience, and other currently available evidence. Activity in the allowance for doubtful accounts was as follows:

(In millions)

Year Ended June 30,	2016	2015	2014

Balance, beginning of period	$335	$301	$336
Charged to costs and other	146	77	16
Write-offs	(55)	(43)	(51)

Balance, end of period	$426	$335	$301

Inventories

Inventories are stated at average cost, subject to the lower of cost or market. Cost includes materials, labor, and manufacturing overhead related to the purchase and production of inventories. We regularly review inventory

PART II

Item 8

quantities on hand, future purchase commitments with our suppliers, and the estimated utility of our inventory. If our review indicates a reduction in utility below carrying value, we reduce our inventory to a new cost basis through a charge to cost of revenue.

Property and Equipment

Property and equipment is stated at cost less accumulated depreciation, and depreciated using the straight-line method over the shorter of the estimated useful life of the asset or the lease term. The estimated useful lives of our property and equipment are generally as follows: computer software developed or acquired for internal use, three to seven years; computer equipment, two to three years; buildings and improvements, five to 15 years; leasehold improvements, three to 20 years; and furniture and equipment, one to 10 years. Land is not depreciated.

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

Recent Accounting Guidance

Recently adopted accounting guidance

Improvements to Employee Share-Based Payment Accounting

In March 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard that changes the accounting for certain aspects of share-based payments to employees. The new guidance requires excess tax benefits and tax deficiencies to be recorded in the income statement when stock awards vest or are settled. In addition, cash flows related to excess tax benefits will no longer be separately classified as a financing activity apart from other income tax cash flows. The standard also allows us to repurchase more of an employee’s vesting shares for tax withholding purposes without triggering liability accounting, clarifies that all cash payments made to tax authorities on an employee’s behalf for withheld shares should be presented as a financing activity on our cash flows statement, and provides an accounting policy election to account for forfeitures as they occur. The new standard is effective for us beginning July 1, 2017, with early adoption permitted.

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

We elected to apply the presentation requirements for cash flows related to excess tax benefits retrospectively to all periods presented which resulted in an increase to both net cash from operations and net cash used in financing of $588 million and $271 million for the years ended June 30, 2015 and 2014, respectively. The presentation requirements for cash flows related to employee taxes paid for withheld shares had no impact to any of the periods presented on our consolidated cash flows statements since such cash flows have historically been presented as a financing activity.

PART II

Item 8

Adoption of the new standard resulted in the recognition of excess tax benefits in our provision for income taxes rather than paid-in capital of $402 million for the year ended June 30, 2016.

Balance Sheet Classification of Deferred Taxes

In November 2015, the FASB issued guidance that requires companies to classify all deferred tax assets and liabilities as noncurrent on the balance sheet rather than separately disclosing deferred taxes as current and noncurrent. This standard is effective for us beginning July 1, 2017, and can be early adopted and applied either prospectively or retrospectively to all periods presented upon adoption.

We elected to early adopt the new guidance in the fourth quarter of fiscal year 2016 on a retrospective basis. While the guidance changes the manner in which deferred taxes are classified on the balance sheet, we are still required to offset deferred tax assets and liabilities for each taxpaying component within a tax jurisdiction. Adoption of the new standard impacted our previously reported results as follows:

(In millions)	June 30, 2015

	As adjusted	As reported

Balance sheets:

Current deferred income tax assets	$0	$1,915
Other long-term assets	$3,117	$2,953
Other current liabilities	$6,555	$6,766
Long-term deferred income tax liabilities	$1,295	$2,835

Recent accounting guidance not yet adopted

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology in current GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

Leases

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of lease assets and lease liabilities on the balance sheet. Most prominent among the amendments is the recognition of assets and liabilities by lessees for those leases classified as operating leases under previous U.S. GAAP. Under the new standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases at the beginning of the earliest period presented using a modified retrospective approach.

The new standard will be effective for us beginning July 1, 2019, with early adoption permitted. We currently anticipate early adoption of the new standard effective July 1, 2017 in conjunction with our adoption of the new revenue standard. Our ability to early adopt is dependent on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior period financial statements.

PART II

Item 8

We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for office, retail, and datacenter operating leases.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure

In January 2016, the FASB issued a new standard to amend certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the amendments is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than OCI. The new standard will be effective for us beginning July 1, 2018. The application of the amendments will result in a cumulative-effect adjustment to our consolidated balance sheets as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

Revenue from Contracts with Customers

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB has recently issued several amendments to the standard, including clarification on accounting for licenses of intellectual property and identifying performance obligations.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (the cumulative catch-up transition method). We currently anticipate adopting the standard using the full retrospective method to restate each prior reporting period presented.

The new standard will be effective for us beginning July 1, 2018, and adoption as of the original effective date of July 1, 2017 is permitted. We currently anticipate early adoption of the new standard effective July 1, 2017. Our ability to early adopt using the full retrospective method is dependent on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior period financial statements.

We anticipate this standard will have a material impact on our consolidated financial statements. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for software license revenue. We expect revenue related to hardware, cloud offerings, and professional services to remain substantially unchanged. Specifically, under the new standard we expect to recognize Windows 10 revenue predominantly at the time of billing rather than ratably over the life of the related device. We also expect to recognize license revenue at the time of billing rather than over the subscription period from certain multi-year commercial software subscriptions that include both software licenses and Software Assurance. Due to the complexity of certain of our commercial license subscription contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of billing.

We currently believe that the net change in Windows 10 revenue from period to period is indicative of the net change in revenue we expect from the adoption of the new standard.

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

PART II

Item 8

The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)

Year Ended June 30,	2016	2015	2014

Net income available for common shareholders (A)	$16,798	$12,193	$22,074

Weighted average outstanding shares of common stock (B)	7,925	8,177	8,299
Dilutive effect of stock-based awards	88	77	100

Common stock and common stock equivalents (C)	8,013	8,254	8,399

Earnings Per Share

Basic (A/B)	$2.12	$1.49	$2.66
Diluted (A/C)	$2.10	$1.48	$2.63

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Year Ended June 30,	2016	2015	2014

Dividends and interest income	$903	$766	$883
Interest expense	(1,243)	(781)	(597)
Net recognized gains on investments	668	716	437
Net losses on derivatives	(443)	(423)	(328)
Net gains (losses) on foreign currency remeasurements	(121)	335	(165)
Other	(195)	(267)	(169)

Total	$(431)	$346	$61

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)

Year Ended June 30,	2016	2015	2014

Other-than-temporary impairments of investments	$(322)	$(183)	$(106)
Realized gains from sales of available-for-sale securities	1,376	1,176	776
Realized losses from sales of available-for-sale securities	(386)	(277)	(233)

Total	$668	$716	$437

PART II

Item 8

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, but excluding held-to-maturity investments, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2016

Cash	$3,501	$0	$0	$3,501	$3,501	$0	$0
Mutual funds	1,012	0	0	1,012	1,012	0	0
Commercial paper	298	0	0	298	298	0	0
Certificates of deposit	1,000	0	0	1,000	868	132	0
U.S. government and agency securities	89,970	245	(11)	90,204	100	90,104	0
Foreign government bonds	5,502	10	(18)	5,494	731	4,763	0
Mortgage- and asset-backed securities	4,789	21	(2)	4,808	0	4,808	0
Corporate notes and bonds	6,509	110	(35)	6,584	0	6,584	0
Municipal securities	285	57	0	342	0	342	0
Common and preferred stock	5,597	4,452	(236)	9,813	0	0	9,813
Other investments	590	0	0	590	0	(3)	593

Total	$119,053	$4,895	$(302)	$123,646	$6,510	$106,730	$10,406

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2015

Cash	$3,679	$0	$0	$3,679	$3,679	$0	$0
Mutual funds	1,100	0	0	1,100	1,100	0	0
Commercial paper	1	0	0	1	1	0	0
Certificates of deposit	906	0	0	906	776	130	0
U.S. government and agency securities	72,843	76	(30)	72,889	39	72,850	0
Foreign government bonds	5,477	3	(24)	5,456	0	5,456	0
Mortgage- and asset-backed securities	4,899	23	(6)	4,916	0	4,916	0
Corporate notes and bonds	7,192	97	(37)	7,252	0	7,252	0
Municipal securities	285	35	(1)	319	0	319	0
Common and preferred stock	6,668	4,986	(215)	11,439	0	0	11,439
Other investments	597	0	0	597	0	8	589

Total	$103,647	$5,220	$(313)	$108,554	$5,595	$90,931	$12,028

As of June 30, 2016 and 2015, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $767 million and $561 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

As of June 30, 2016 and 2015, the collateral received under agreements for loaned securities totaled $294 million and $92 million, which is primarily comprised of U.S. government and agency securities.

PART II

Item 8

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2016

U.S. government and agency securities	$5,816	$(3)	$432	$(8)	$6,248	$(11)
Foreign government bonds	3,452	(3)	35	(15)	3,487	(18)
Mortgage- and asset-backed securities	844	(1)	322	(1)	1,166	(2)
Corporate notes and bonds	1,180	(11)	788	(24)	1,968	(35)
Common and preferred stock	896	(147)	390	(89)	1,286	(236)

Total	$12,188	$(165)	$1,967	$(137)	$14,155	$(302)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2015

U.S. government and agency securities	$6,636	$(9)	$421	$(21)	$7,057	$(30)
Foreign government bonds	4,611	(12)	18	(12)	4,629	(24)
Mortgage- and asset-backed securities	3,171	(5)	28	(1)	3,199	(6)
Corporate notes and bonds	2,946	(29)	104	(8)	3,050	(37)
Municipal securities	36	(1)	0	0	36	(1)
Common and preferred stock	1,389	(180)	148	(35)	1,537	(215)

Total	$18,789	$(236)	$719	$(77)	$19,508	$(313)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

June 30, 2016

Due in one year or less	$54,503	$54,544
Due after one year through five years	50,683	50,896
Due after five years through 10 years	1,914	1,954
Due after 10 years	1,253	1,336

Total	$108,353	$108,730

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

PART II

Item 8

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar. As of June 30, 2016 and June 30, 2015, the total notional amounts of these foreign exchange contracts sold were $8.4 billion and $9.8 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of June 30, 2016 and June 30, 2015, the total notional amounts of these foreign exchange contracts sold were $5.3 billion for both periods.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of June 30, 2016, the total notional amounts of these foreign exchange contracts purchased and sold were $12.0 billion and $11.7 billion, respectively. As of June 30, 2015, the total notional amounts of these foreign exchange contracts purchased and sold were $9.7 billion and $11.0 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of June 30, 2016, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.3 billion and $2.2 billion, respectively, of which $737 million and $986 million, respectively, were designated as hedging instruments. As of June 30, 2015, the total notional amounts of equity contracts purchased and sold for managing market price risk were $2.2 billion and $2.6 billion, respectively, of which $1.1 billion and $1.4 billion, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts, and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of June 30, 2016, the total notional amounts of fixed-interest rate contracts purchased and sold were $328 million and $2.4 billion, respectively. As of June 30, 2015, the total notional amounts of fixed-interest rate contracts purchased and sold were $1.0 billion and $3.2 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of June 30, 2016 and 2015, the total notional derivative amounts of mortgage contracts purchased were $548 million and $812 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of June 30, 2016, the total notional amounts of credit contracts purchased and sold were $440 million and $273 million, respectively. As of June 30, 2015, the total notional amounts of credit contracts purchased and sold were $618 million and $430 million, respectively.

PART II

Item 8

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of June 30, 2016, the total notional amounts of commodity contracts purchased and sold were $631 million and $162 million, respectively. As of June 30, 2015, the total notional amounts of commodity contracts purchased and sold were $882 million and $316 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of June 30, 2016, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

	June 30, 2016				June 30, 2015
	Assets			Liabilities	Assets			Liabilities
(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$33	$156	$0	$(296)	$17	$167	$0	$(79)
Equity contracts	23	0	0	(16)	148	0	0	(18)
Interest rate contracts	10	0	0	(25)	7	0	0	(12)
Credit contracts	6	0	0	(5)	16	0	0	(9)
Commodity contracts	0	0	0	0	0	0	0	0

Total	$72	$156	$0	$(342)	$188	$167	$0	$(118)

Designated Hedge Derivatives

Foreign exchange contracts	$1	$392	$0	$(263)	$56	$552	$0	$(31)
Equity contracts	0	0	18	(25)	0	0	25	(69)

Total	$1	$392	$18	$(288)	$56	$552	$25	$(100)

Total gross amounts of derivatives	$73	$548	$18	$(630)	$244	$719	$25	$(218)

Gross derivatives either offset or subject to an enforceable master netting agreement	$69	$548	$18	$(630)	$126	$719	$25	$(218)
Gross amounts of derivatives offset in the balance sheet	(74)	(302)	(25)	398	(66)	(71)	(25)	161

Net amounts presented in the balance sheet	(5)	246	(7)	(232)	60	648	0	(57)
Gross amounts of derivatives not offset in the balance sheet	0	0	0	0	0	0	0	0
Cash collateral received	0	0	0	(250)	0	0	0	(456)

Net amount	$(5)	$246	$(7)	$(482)	$60	$648	$0	$(513)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART II

Item 8

Fair Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)

Year Ended June 30,	2016	2015	2014

Foreign Exchange Contracts

Derivatives	$(797)	$741	$(14)
Hedged items	838	(725)	6

Total amount of ineffectiveness	$41	$16	$(8)

Equity Contracts

Derivatives	$(76)	$(107)	$(110)
Hedged items	76	107	110

Total amount of ineffectiveness	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$(10)	$0	$(9)

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges:

(In millions)

Year Ended June 30,	2016	2015	2014

Effective Portion

Gains recognized in OCI (net of tax effects of $24, $35 and $2)	$351	$1,152	$63
Gains reclassified from AOCI into revenue	$625	$608	$104

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	$(354)	$(346)	$(239)

We estimate that $319 million of net derivative gains included in AOCI as of June 30, 2016 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during fiscal year 2016.

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

(In millions)

Year Ended June 30,	2016	2015	2014

Foreign exchange contracts	$(55)	$(483)	$(78)
Equity contracts	(21)	(19)	(64)
Interest-rate contracts	10	23	24
Credit contracts	(1)	(1)	13
Commodity contracts	(87)	(223)	71

Total	$(154)	$(703)	$(34)

PART II

Item 8

NOTE 6 — FAIR VALUE MEASUREMENTS

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2016

Assets

Mutual funds	$1,012	$0	$0	$1,012	$0	$1,012
Commercial paper	0	298	0	298	0	298
Certificates of deposit	0	1,000	0	1,000	0	1,000
U.S. government and agency securities	86,492	3,707	0	90,199	0	90,199
Foreign government bonds	10	5,705	0	5,715	0	5,715
Mortgage- and asset-backed securities	0	4,803	0	4,803	0	4,803
Corporate notes and bonds	0	6,361	1	6,362	0	6,362
Municipal securities	0	342	0	342	0	342
Common and preferred stock	6,918	2,114	18	9,050	0	9,050
Derivatives	6	633	0	639	(401)	238

Total	$94,438	$24,963	$19	$119,420	$(401)	$119,019

Liabilities

Derivatives and other	$17	$613	$0	$630	$(398)	$232

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2015

Assets

Mutual funds	$1,100	$0	$0	$1,100	$0	$1,100
Commercial paper	0	1	0	1	0	1
Certificates of deposit	0	906	0	906	0	906
U.S. government and agency securities	71,930	955	0	72,885	0	72,885
Foreign government bonds	131	5,299	0	5,430	0	5,430
Mortgage- and asset-backed securities	0	4,917	0	4,917	0	4,917
Corporate notes and bonds	0	7,108	1	7,109	0	7,109
Municipal securities	0	319	0	319	0	319
Common and preferred stock	8,585	2,277	14	10,876	0	10,876
Derivatives	4	979	5	988	(162)	826

Total	$81,750	$22,761	$20	$104,531	$(162)	$104,369

Liabilities

Derivatives and other	$5	$159	$54	$218	$(161)	$57

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

(In millions)

June 30,	2016	2015

Net fair value of assets measured at fair value on a recurring basis	$119,019	$104,369
Cash	3,501	3,679
Common and preferred stock measured at fair value on a nonrecurring basis	767	561
Other investments measured at fair value on a nonrecurring basis	593	589
Less derivative net assets classified as other current assets	(246)	(648)
Other	12	4

Recorded basis of investment components	$123,646	$108,554

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During fiscal year 2016 and 2015, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

June 30,	2016	2015

Raw materials	$612	$1,100
Work in process	158	202
Finished goods	1,481	1,600

Total	$2,251	$2,902

NOTE 8 — PROPERTY AND EQUIPMENT

The components of property and equipment were as follows:

(In millions)

June 30,	2016	2015

Land	$824	$769
Buildings and improvements	12,393	10,800
Leasehold improvements	3,659	3,577
Computer equipment and software	17,391	13,612
Furniture and equipment	3,889	3,579

Total, at cost	38,156	32,337
Accumulated depreciation	(19,800)	(17,606)

Total, net	$18,356	$14,731

During fiscal years 2016, 2015, and 2014, depreciation expense was $4.9 billion, $4.1 billion, and $3.4 billion, respectively.

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

Nokia’s Devices and Services Business

On April 25, 2014, we acquired substantially all of Nokia Corporation’s (“Nokia”) Devices and Services business (“NDS”) for a total purchase price of $9.4 billion, including cash acquired of $1.5 billion (the “Acquisition”). The purchase price consisted primarily of cash of $7.1 billion and Nokia’s repurchase of convertible notes of $2.1 billion, which was a non-cash transaction, and liabilities assumed of $0.2 billion. The Acquisition was expected to accelerate the growth of our Devices business through faster innovation, synergies, and unified branding and marketing.

The allocation of the purchase price to goodwill was completed as of March 31, 2015. The major classes of assets and liabilities to which we allocated the purchase price were as follows:

(In millions)

Cash	$1,506
Accounts receivable (a)	754
Inventories	544
Other current assets	936
Property and equipment	981
Intangible assets	4,509
Goodwill (b)	5,456
Other	221
Current liabilities	(4,575)
Long-term liabilities	(890)

Total purchase price	$9,442

(a)	Gross accounts receivable was $901 million, of which $147 million was expected to be uncollectible.
(b)

Goodwill was assigned to More Personal Computing under our current segment structure. The goodwill was primarily attributed to increased synergies that were expected to be achieved from the integration of NDS.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions)	Amount	Weighted Average Life

Technology-based	$2,493	9 years
Contract-based	1,500	9 years
Customer-related	359	3 years
Marketing-related (trade names)	157	2 years

Fair value of intangible assets acquired	$4,509	8 years

PART II

Item 8

During the fourth quarter of fiscal year 2016, we recorded $630 million of intangible and fixed asset impairment charges, and during the fourth quarter of fiscal year 2015, we recorded $7.5 billion of goodwill and asset impairment charges. The impairment charges for both periods related to our phone business. These costs are included in impairment, integration, and restructuring expenses on our consolidated income statement. See Note 10 – Goodwill and Note 11 – Intangible Assets for additional details.

In May 2016, we announced an agreement to sell our entry-level feature phone assets for $350 million. The transaction is expected to close in the second half of calendar year 2016, subject to regulatory approvals and other closing conditions.

Our consolidated income statement for fiscal year 2014 included revenue and operating loss of $2.0 billion and $692 million, respectively, attributable to NDS since the Acquisition.

Following are the supplemental consolidated results of Microsoft Corporation on an unaudited pro forma basis, as if the Acquisition had been consummated on July 1, 2012:

(In millions, except per share amounts)

Year Ended June 30,	2014

Revenue	$96,248
Net income	$20,234
Diluted earnings per share	$2.41

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

Other

During fiscal year 2016, we completed 17 acquisitions for total cash consideration of $1.4 billion. These entities have been included in our consolidated results of operations since their respective acquisition dates.

Pro forma results of operations for Mojang and our other acquisitions during the current period have not been presented because the effects of these business combinations, individually and in aggregate, were not material to our consolidated results of operations.

PART II

Item 8

NOTE 10 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2014	Acquisitions	Other	June 30, 2015	Acquisitions	Other	June 30, 2016

Productivity and Business Processes	$6,116	$376	$(183)	$6,309	$443	$(74)	$6,678
Intelligent Cloud	4,631	291	(5)	4,917	549	1	5,467
More Personal Computing	9,380	1,788	(5,455)	5,713	100	(86)	5,727

Total goodwill	$20,127	$2,455	$(5,643)	$16,939	$1,092	$(159)	$17,872

The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a recasting of the amounts allocated to goodwill retroactive to the periods in which the acquisitions occurred.

Any change in the goodwill amounts resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the above table. Also included in “Other” are business dispositions and transfers between business segments due to reorganizations, as applicable. For fiscal year 2015, a $5.1 billion goodwill impairment charge was included in “Other,” as discussed below. This goodwill impairment charge was included in impairment, integration, and restructuring expenses on our consolidated income statement, and reflected in Corporate and Other in our table of operating income (loss) by segment in Note 21 – Segment Information and Geographic Data.

Our accumulated goodwill impairment as of both June 30, 2016 and 2015 was $11.3 billion.

As discussed in Note 21 – Segment Information and Geographic Data, during the first quarter of fiscal year 2016 our chief operating decision maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. This resulted in a change in our operating segments and reporting units. We allocated goodwill to our new reporting units using a relative fair value approach. In addition, we completed an assessment of any potential goodwill impairment for all reporting units immediately prior to the reallocation and determined that no impairment existed.

Goodwill Impairment

We test goodwill for impairment annually on May 1 at the reporting unit level, primarily using a discounted cash flow methodology with a peer-based, risk-adjusted weighted average cost of capital. We believe use of a discounted cash flow approach is the most reliable indicator of the fair values of the businesses.

No instances of impairment were identified in our May 1, 2016 test.

Upon completion of the annual testing as of May 1, 2015, our previous Phone Hardware reporting unit goodwill was determined to be impaired. Phone Hardware goodwill is included in the Devices reporting unit within More Personal Computing under our current segment structure. In the second half of fiscal year 2015, Phone Hardware did not meet its sales volume and revenue goals, and the mix of units sold had lower margins than planned. These results, along with changes in the competitive marketplace and an evaluation of business priorities, led to a shift in strategic direction and reduced future revenue and profitability expectations for the business. As a result of these changes in strategy and expectations, we forecasted reductions in unit volume growth rates and lower future cash flows used to estimate the fair value of the Phone Hardware reporting unit, which resulted in the determination that an impairment adjustment was required.

Because our annual test indicated that Phone Hardware’s carrying value exceeded its estimated fair value, a second phase of the goodwill impairment test (“Step 2”) was performed specific to Phone Hardware. Under Step 2, the fair value of all Phone Hardware assets and liabilities were estimated, including tangible assets, existing technology,

PART II

Item 8

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

No other instances of impairment were identified in our May 1, 2015 test.

NOTE 11 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

June 30,			2016			2015

Technology-based (a)	$5,970	$(3,648)	$2,322	$5,926	$(3,149)	$2,777
Marketing-related	1,869	(616)	1,253	1,942	(508)	1,434
Contract-based	796	(718)	78	1,192	(710)	482
Customer-related	465	(385)	80	492	(350)	142

Total	$9,100	$(5,367)	$3,733	$9,552	$(4,717)	$4,835

(a)	Technology-based intangible assets included $115 million and $116 million as of June 30, 2016 and 2015, respectively, of net carrying amount of software to be sold, leased, or otherwise marketed.

In the third quarter of fiscal year 2016, we corrected our intangible assets in the table above for a $585 million misstatement between gross carrying amount and accumulated amortization as of June 30, 2015. We do not consider this correction to be material, and there was no impact to our consolidated financial statements.

During fiscal year 2016, we recorded impairment charges of $480 million related to intangible assets in the Devices reporting unit within our More Personal Computing segment. In the fourth quarter of fiscal year 2016, we tested these intangible assets for recoverability due to changes in facts and circumstances associated with the shift in strategic direction and reduced profitability expectations for our phone business. Based on the results of our testing, we determined that the carrying value of the intangible assets was not recoverable, and an impairment charge was recorded to the extent that estimated fair value exceeded carrying value. We primarily used the income approach to determine the fair value of the intangible assets and determine the amount of impairment.

During fiscal year 2015, we recorded impairment charges of $2.2 billion related to intangible assets in our previous Phone Hardware reporting unit. Phone Hardware intangible assets are included in the Devices reporting unit under our current segment structure. In the fourth quarter of fiscal year 2015, we tested these intangible assets for recoverability due to changes in facts and circumstances associated with the shift in strategic direction and reduced profitability expectations for Phone Hardware. Based on the results of our testing, we determined that the carrying value of the intangible assets was not recoverable, and an impairment charge was recorded to the extent that estimated fair value exceeded carrying value. We primarily used a relief from royalty income approach to determine the fair value of the intangible assets and determine the amount of impairment.

These intangible assets impairment charges were included in impairment, integration, and restructuring expenses on our consolidated income statement, and reflected in Corporate and Other in our table of operating income (loss) by segment in Note 21 – Segment Information and Geographic Data.

We estimate that we have no significant residual value related to our intangible assets.

PART II

Item 8

The components of intangible assets acquired during the periods presented were as follows:

(In millions)	Amount	Weighted Average Life	Amount	Weighted Average Life

Year Ended June 30,	2016		2015

Technology-based	$361	4 years	$874	5 years
Marketing-related	2	1 year	543	8 years
Customer-related	30	3 years	37	4 years

Total	$393	4 years	$1,454	6 years

Intangible assets amortization expense was $978 million, $1.3 billion, and $845 million for fiscal years 2016, 2015, and 2014, respectively. Amortization of capitalized software was $69 million, $79 million, and $200 million for fiscal years 2016, 2015, and 2014, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of June 30, 2016:

(In millions)

Year Ending June 30,

2017	$787
2018	677
2019	526
2020	448
2021	379
Thereafter	916

Total	$3,733

NOTE 12 — DEBT

Short-term Debt

As of June 30, 2016, we had $12.9 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.43% and maturities ranging from 1 day to 99 days. As of June 30, 2015, we had $5.0 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.11% and maturities ranging from 8 days to 63 days. The estimated fair value of this commercial paper approximates its carrying value.

We have two $5.0 billion credit facilities that expire on November 1, 2016 and November 14, 2018, respectively. These credit facilities serve as a back-up for our commercial paper program. As of June 30, 2016, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of June 30, 2016, the total carrying value and estimated fair value of our long-term debt were $40.8 billion and $44.0 billion, respectively. This is compared to a carrying value and estimated fair value of our long-term debt, including the current portion, of $30.3 billion and $30.5 billion, respectively, as of June 30, 2015. These estimated fair values are based on Level 2 inputs.

PART II

Item 8

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of June 30, 2016 and 2015:

Due Date	Face Value June 30, 2016		Face Value June 30, 2015	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

September 25, 2015	$	*	$1,750	1.625%	1.795%
February 8, 2016		*	750	2.500%	2.642%
November 15, 2017		600	600	0.875%	1.084%
May 1, 2018		450	450	1.000%	1.106%
November 3, 2018 (a)		1,750	*	1.300%	1.396%
December 6, 2018		1,250	1,250	1.625%	1.824%
June 1, 2019		1,000	1,000	4.200%	4.379%
February 12, 2020		1,500	1,500	1.850%	1.935%
October 1, 2020		1,000	1,000	3.000%	3.137%
November 3, 2020 (a)		2,250	*	2.000%	2.093%
February 8, 2021		500	500	4.000%	4.082%
December 6, 2021 (b)		1,944	1,950	2.125%	2.233%
February 12, 2022		1,500	1,500	2.375%	2.466%
November 3, 2022 (a)		1,000	*	2.650%	2.717%
November 15, 2022		750	750	2.125%	2.239%
May 1, 2023		1,000	1,000	2.375%	2.465%
December 15, 2023		1,500	1,500	3.625%	3.726%
February 12, 2025		2,250	2,250	2.700%	2.772%
November 3, 2025 (a)		3,000	*	3.125%	3.176%
December 6, 2028 (b)		1,944	1,950	3.125%	3.218%
May 2, 2033 (b)		611	613	2.625%	2.690%
February 12, 2035		1,500	1,500	3.500%	3.604%
November 3, 2035 (a)		1,000	*	4.200%	4.260%
June 1, 2039		750	750	5.200%	5.240%
October 1, 2040		1,000	1,000	4.500%	4.567%
February 8, 2041		1,000	1,000	5.300%	5.361%
November 15, 2042		900	900	3.500%	3.571%
May 1, 2043		500	500	3.750%	3.829%
December 15, 2043		500	500	4.875%	4.918%
February 12, 2045		1,750	1,750	3.750%	3.800%
November 3, 2045 (a)		3,000	*	4.450%	4.492%
February 12, 2055		2,250	2,250	4.000%	4.063%
November 3, 2055 (a)		1,000	*	4.750%	4.782%

Total		$40,949	$30,463

(a)	In November 2015, we issued $13.0 billion of debt securities.
(b)	Euro-denominated debt securities.
*	Not applicable

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. Cash paid for interest on our debt for fiscal years 2016, 2015, and 2014 was $1.1 billion, $620 million, and $509 million, respectively. As of June 30, 2016 and 2015, the aggregate unamortized discount for our long-term debt, including the current portion, was $166 million and $156 million, respectively.

PART II

Item 8

Maturities of our long-term debt for each of the next five years and thereafter are as follows:

(In millions)

Year Ending June 30,

2017	$0
2018	1,050
2019	4,000
2020	1,500
2021	3,750
Thereafter	30,649

Total	$40,949

NOTE 13 — INCOME TAXES

The components of the provision for income taxes were as follows:

(In millions)

Year Ended June 30,	2016	2015	2014

Current Taxes

U.S. federal	$545	$3,661	$3,738
U.S. state and local	136	364	266
Foreign	1,940	2,065	2,073

Current taxes	2,621	6,090	6,077

Deferred Taxes

Deferred taxes	332	224	(331)

Provision for income taxes	$2,953	$6,314	$5,746

U.S. and foreign components of income (loss) before income taxes were as follows:

(In millions)

Year Ended June 30,	2016	2015	2014

U.S.	$(325)	$7,363	$7,127
Foreign	20,076	11,144	20,693

Income before income taxes	$19,751	$18,507	$27,820

In fiscal year 2016, income before income taxes included the net impact of U.S. and foreign revenue deferrals related to the sales of Windows 10 of $6.0 billion and $588 million, respectively. In fiscal year 2015, income before income taxes included the net impact of U.S. and foreign impairment, integration, and restructuring expenses relating to our phone business of $1.1 billion and $8.9 billion, respectively.

The items accounting for the difference between income taxes computed at the U.S. federal statutory rate and our effective rate were as follows:

Year Ended June 30,	2016	2015	2014

Federal statutory rate	35.0%	35.0%	35.0%
Effect of:
Foreign earnings taxed at lower rates	(19.4)%	(20.9)%	(17.1)%
Phone nondeductible charges and valuation allowance	1.3%	19.1%	0.9%
Domestic production activities deduction	(0.6)%	(2.4)%	(1.0)%
Excess tax benefits relating to stock-based compensation	(2.0)%	0%	0%
Other reconciling items, net	0.7%	3.3%	2.9%

Effective rate	15.0%	34.1%	20.7%

PART II

Item 8

The reduction from the federal statutory rate is primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico. Our foreign regional operating centers, which are taxed at rates lower than the U.S. rate, generated 69%, 73%, and 81% of our foreign income before tax in fiscal years 2016, 2015, and 2014, respectively. In general, other reconciling items consist of interest, U.S. state income taxes, and credits. In fiscal years 2016, 2015, and 2014, there were no individually significant other reconciling items.

The decrease in our effective tax rate for fiscal year 2016 compared to fiscal year 2015 was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries, including the net impact of revenue deferrals related to sales of Windows 10, tax benefits from the adoption of the new accounting guidance relating to stock-based compensation, and distributions from foreign affiliates. The fiscal year 2015 effective tax rate included the tax impact of losses in foreign jurisdictions for which we may not realize a tax benefit, primarily as a result of impairment and restructuring charges.

The components of the deferred income tax assets and liabilities were as follows:

(In millions)

June 30,	2016	2015

Deferred Income Tax Assets

Stock-based compensation expense	$809	$884
Other expense items	1,609	1,531
Restructuring charges	284	211
Unearned revenue	494	520
Impaired investments	226	257
Loss carryforwards	1,703	1,158
Depreciation and amortization	115	798
Other revenue items	89	56

Deferred income tax assets	5,329	5,415
Less valuation allowance	(2,180)	(2,265)

Deferred income tax assets, net of valuation allowance	$3,149	$3,150

Deferred Income Tax Liabilities

Foreign earnings	$(1,242)	$(1,280)
Unrealized gain on investments and debt	(2,102)	(2,223)
Depreciation and amortization	(1,008)	(685)
Other	(54)	(29)

Deferred income tax liabilities	(4,406)	(4,217)

Net deferred income tax assets (liabilities)	$(1,257)	$(1,067)

Reported As

Other long-term assets (a)	$219	$228
Long-term deferred income tax liabilities (a)	(1,476)	(1,295)

Net deferred income tax assets (liabilities) (a)	$(1,257)	$(1,067)

(a)

Balances as of June 30, 2015 reflect the impact of the adoption of the new accounting standard in fiscal year 2016 related to balance sheet classification of deferred taxes. See Note 1 – Accounting Policies for additional details.

As of June 30, 2016, we had net operating loss carryforwards of $8.0 billion, including $6.3 billion of foreign net operating loss carryforwards. The valuation allowance disclosed in the table above relates to the foreign net operating loss carryforwards and other net deferred tax assets that may not be realized.

PART II

Item 8

Deferred income tax balances reflect the effects of temporary differences between the carrying amounts of assets and liabilities and their tax bases and are stated at enacted tax rates expected to be in effect when the taxes are actually paid or recovered.

As of June 30, 2016, we have not provided deferred U.S. income taxes or foreign withholding taxes on temporary differences of approximately $124.0 billion resulting from earnings for certain non-U.S. subsidiaries which are permanently reinvested outside the U.S. The unrecognized deferred tax liability associated with these temporary differences was approximately $39.3 billion as of June 30, 2016.

Income taxes paid were $3.9 billion, $4.4 billion, and $5.5 billion in fiscal years 2016, 2015, and 2014, respectively.

Tax contingencies and other income tax liabilities were $11.8 billion and $12.1 billion as of June 30, 2016 and 2015, respectively, and are included in other long-term liabilities. This decrease relates primarily to tax credits available for carryover and a partial settlement of the IRS audit for tax years 2007 to 2009, offset by increases relating to intercompany transfer pricing.

Uncertain Tax Positions

Unrecognized tax benefits as of June 30, 2016, 2015, and 2014, were $10.2 billion, $9.6 billion, and $8.7 billion, respectively. If recognized, these tax benefits would affect our effective tax rates for fiscal years 2016, 2015, and 2014, by $8.8 billion, $7.9 billion, and $7.0 billion, respectively.

As of June 30, 2016, 2015, and 2014, we had accrued interest expense related to uncertain tax positions of $1.9 billion, $1.7 billion, and $1.5 billion, respectively, net of federal income tax benefits. Interest expense on unrecognized tax benefits was $163 million, $237 million, and $235 million in fiscal years 2016, 2015, and 2014, respectively, and was included in provision for income taxes.

The aggregate changes in the balance of unrecognized tax benefits were as follows:

(In millions)

Year Ended June 30,	2016	2015	2014

Balance, beginning of year	$9,599	$8,714	$8,648
Decreases related to settlements	(201)	(50)	(583)
Increases for tax positions related to the current year	1,086	1,091	566
Increases for tax positions related to prior years	115	94	217
Decreases for tax positions related to prior years	(317)	(144)	(95)
Decreases due to lapsed statutes of limitations	(118)	(106)	(39)

Balance, end of year	$10,164	$9,599	$8,714

While we settled a portion of our IRS audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of June 30, 2016, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the IRS for tax years 2010 to 2016.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2016, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

PART II

Item 8

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

In connection with the Phone Hardware Integration Plan, we incurred total restructuring charges of $1.3 billion, including severance expenses and other reorganization costs, primarily associated with our facilities consolidation and write-downs of certain assets. All restructuring charges incurred under the Phone Hardware Integration Plan were recognized in fiscal year 2015.

Phone Hardware Restructuring

In June 2015, management approved a plan to restructure our phone business to better focus and align resources (the “Phone Hardware Restructuring Plan”), under which we eliminated approximately 7,400 positions in fiscal year 2016.

In fiscal year 2015, we incurred restructuring charges of $780 million under the Phone Hardware Restructuring Plan, including severance expenses and other reorganization costs. In fiscal year 2016, we reversed $21 million of previously estimated restructuring charges related to contract termination costs. The actions associated with the Phone Hardware Restructuring Plan were substantially complete as of June 30, 2016, and are expected to be completed by the end of calendar year 2016.

2016 Restructuring

We periodically evaluate how to best deploy the company’s resources. In the fourth quarter of 2016, management approved restructuring plans that would result in job eliminations, primarily across our smartphone hardware business and global sales. In addition to the elimination of 1,850 positions that were announced in May 2016, approximately 2,850 roles globally will be reduced during the year as an extension of the earlier plan, and these actions are expected to be completed by the end of fiscal year 2017.

In connection with the restructuring plans, we incurred restructuring charges of $501 million in fiscal year 2016, including severance expenses and other reorganization costs. We do not expect to incur additional charges for these restructuring plans in subsequent years.

Restructuring charges associated with each of these plans were included in impairment, integration, and restructuring expenses on our consolidated income statement, and reflected in Corporate and Other in our table of operating income (loss) by segment in Note 21– Segment Information and Geographic Data.

Changes in the restructuring liability were as follows:

(In millions)	Severance	Other (a)	Total

Restructuring liability as of June 30, 2015	$588	$249	$837
Restructuring charges	372	129	501
Reversal of prior year restructuring charges	0	(21)	(21)
Cash paid	(466)	(112)	(578)
Other	(24)	(6)	(30)

Restructuring liability as of June 30, 2016	$470	$239	$709

(a)	“Other” primarily reflects activities associated with the consolidation of our facilities and manufacturing operations, including contract termination costs and asset write-downs.

PART II

Item 8

NOTE 15 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

June 30,	2016	2015

Productivity and Business Processes	$12,482	$11,643
Intelligent Cloud	11,472	10,346
More Personal Computing	3,246	3,246
Corporate and Other	6,709	83

Total	$33,909	$25,318

Revenue from Windows 10 is primarily recognized at the time of billing in the More Personal Computing segment, and the deferral and subsequent recognition of revenue is reflected in Corporate and Other in the table above. As of June 30, 2016, we deferred a net $6.6 billion in revenue related to Windows 10.

NOTE 16 — COMMITMENTS

Construction and Operating Lease Commitments

We have committed $2.0 billion for constructing new buildings, building improvements, and leasehold improvements as of June 30, 2016.

We have operating leases for most U.S. and international sales and support offices, research and development facilities, manufacturing facilities, retail stores, and certain equipment. Rental expense for facilities operating leases was $1.0 billion, $989 million, and $874 million, in fiscal years 2016, 2015, and 2014, respectively. Future minimum rental commitments under non-cancellable facilities operating leases in place as of June 30, 2016 are as follows:

(In millions)

Year Ending June 30,

2017	$961
2018	996
2019	922
2020	833
2021	634
Thereafter	2,118

Total	$6,464

Other Commitments

On June 11, 2016, we entered into a definitive agreement to acquire LinkedIn Corporation (“LinkedIn”) for $196 per share in an all-cash transaction valued at $26.2 billion, inclusive of LinkedIn’s net cash (the “Merger Agreement”). We will finance the transaction primarily through the issuance of new indebtedness. The Merger Agreement has been unanimously approved by the Boards of Directors of both Microsoft and LinkedIn, and we expect the acquisition will close in the 2016 calendar year, subject to approval by LinkedIn’s shareholders, satisfaction of certain regulatory approvals, and other customary closing conditions. The transaction is expected to accelerate the growth of LinkedIn, as well as Office 365 and Dynamics.

PART II

Item 8

NOTE 17 — CONTINGENCIES

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

InterDigital patent litigation

InterDigital Technology Corporation and InterDigital Communications Corporation (collectively, “IDT”) filed four patent infringement cases against Nokia in the International Trade Commission (“ITC”) and in U.S. District Court for the District of Delaware between 2007 and 2013. We have been added to these cases as a defendant. IDT has cases pending against other defendants based on the same patents because most of the patents at issue allegedly relate to 3G and 4G wireless communications standards essential functionality. The cases involving us include three ITC investigations where IDT sought an order excluding importation of 3G and 4G phones into the U.S. and one active case in U.S. District Court in Delaware seeking an injunction and damages. Each of the ITC matters has been resolved in our favor. In September 2015, in an inter partes review the United States Patent Trial and Appeal Board issued a final written decision that deemed unpatentable all asserted claims of the patent remaining at issue in the Delaware case. IDT has appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The Delaware case has been stayed pending final completion of the inter partes review (including appeals and any subsequent proceedings in the Patent Office). We filed an antitrust complaint against IDT in the District of Delaware in August 2015 asserting violations of Section 2 of the Sherman Act, alleging the unlawful exploitation of standard essential patents. IDT filed a motion to dismiss, which the District Court denied.

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

Other patent and intellectual property claims

In addition to these cases, there were 54 other patent infringement cases pending against Microsoft as of June 30, 2016.

Antitrust, Unfair Competition, and Overcharge Class Actions

Antitrust and unfair competition class action lawsuits were filed against us in British Columbia, Ontario, and Quebec, Canada. All three have been certified on behalf of Canadian indirect purchasers who acquired licenses for Microsoft operating system software and/or productivity application software between 1998 and 2010.

PART II

Item 8

The trial of the British Columbia action commenced in May 2016. The plaintiffs are expected to file their case in chief in August 2016, setting out claims made, authorities, and evidence in support. A six-month oral hearing is scheduled to commence in September 2017, consisting of cross examination on witness affidavits. The Ontario and Quebec cases are inactive.

Other Antitrust Litigation and Claims

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

As of June 30, 2016, we accrued aggregate legal liabilities of $521 million in other current liabilities. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.6 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

PART II

Item 8

Indemnifications

We provide indemnifications of varying scope and size to certain customers against claims of intellectual property infringement made by third parties arising from the use of our products and certain other matters. Additionally, we have agreed to cover damages resulting from breaches of certain security and privacy commitments in our cloud business. We evaluate estimated losses for these indemnifications, and we consider such factors as the degree of probability of an unfavorable outcome and the ability to make a reasonable estimate of the amount of loss. To date, we have not encountered significant costs as a result of these obligations and have not accrued any liabilities related to these indemnifications on our consolidated financial statements.

NOTE 18 — STOCKHOLDERS’ EQUITY

Shares Outstanding

Shares of common stock outstanding were as follows:

(In millions)

Year Ended June 30,	2016	2015	2014

Balance, beginning of year	8,027	8,239	8,328
Issued	75	83	86
Repurchased	(294)	(295)	(175)

Balance, end of year	7,808	8,027	8,239

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. This share repurchase program replaced the share repurchase program that was announced on September 22, 2008 and expired on September 30, 2013. As of June 30, 2016, $7.1 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

We repurchased the following shares of common stock under the above-described repurchase plans:

(In millions)	Shares	Amount	Shares	Amount	Shares	Amount

Year Ended June 30,	2016		2015			2014	(a)

First quarter	89	$4,000	43	$2,000	47	$1,500
Second quarter	66	3,600	43	2,000	53	2,000
Third quarter	69	3,600	116	5,000	47	1,791
Fourth quarter	70	3,600	93	4,209	28	1,118

Total	294	$14,800	295	$13,209	175	$6,409

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

PART II

Item 8

Dividends

In fiscal year 2016, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

September 15, 2015	$0.36	November 19, 2015	$2,868	December 10, 2015
December 2, 2015	$0.36	February 18, 2016	$2,842	March 10, 2016
March 15, 2016	$0.36	May 19, 2016	$2,821	June 9, 2016
June 14, 2016	$0.36	August 18, 2016	$2,811	September 8, 2016

The dividend declared on June 14, 2016 will be paid after the filing date of the 2016 Form 10-K and was included in other current liabilities as of June 30, 2016.

In fiscal year 2015, our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(In millions)

September 16, 2014	$0.31	November 20, 2014	$2,547	December 11, 2014
December 3, 2014	$0.31	February 19, 2015	$2,532	March 12, 2015
March 10, 2015	$0.31	May 21, 2015	$2,496	June 11, 2015
June 9, 2015	$0.31	August 20, 2015	$2,475	September 10, 2015

The dividend declared on June 9, 2015 was included in other current liabilities as of June 30, 2015.

NOTE 19 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)

Year Ended June 30,	2016	2015	2014

Derivatives

Accumulated other comprehensive income balance, beginning of period	$590	$31	$66
Unrealized gains, net of tax effects of $24, $35 and $2	351	1,152	63
Reclassification adjustments for gains included in revenue	(625)	(608)	(104)
Tax expense included in provision for income taxes	36	15	6

Amounts reclassified from accumulated other comprehensive income	(589)	(593)	(98)

Net current period other comprehensive income (loss)	(238)	559	(35)

Accumulated other comprehensive income balance, end of period	$352	$590	$31

Investments

Accumulated other comprehensive income balance, beginning of period	$3,169	$3,531	$1,794
Unrealized gains, net of tax effects of $120, $59 and $1,067	219	110	2,053
Reclassification adjustments for gains included in other income (expense), net	(688)	(728)	(447)
Tax expense included in provision for income taxes	241	256	131

Amounts reclassified from accumulated other comprehensive income	(447)	(472)	(316)

Net current period other comprehensive income (loss)	(228)	(362)	1,737

Accumulated other comprehensive income balance, end of period	$2,941	$3,169	$3,531

Translation Adjustments and Other

Accumulated other comprehensive income (loss) balance, beginning of period	$(1,237)	$146	$(117)
Translation adjustments and other, net of tax effects of $(33), $16 and $12	(519)	(1,383)	263

Accumulated other comprehensive income (loss) balance, end of period	$(1,756)	$(1,237)	$146

Accumulated other comprehensive income, end of period	$1,537	$2,522	$3,708

PART II

Item 8

NOTE 20 — EMPLOYEE STOCK AND SAVINGS PLANS

We grant stock-based compensation to employees and directors. As of June 30, 2016 an aggregate of 214 million shares were authorized for future grant under our stock plans. Awards that expire or are canceled without delivery of shares generally become available for issuance under the plans. We issue new shares of Microsoft common stock to satisfy exercises and vesting of awards granted under all of our stock plans. We also have an ESPP for all eligible employees.

Stock-based compensation expense and related income tax benefits were as follows:

(In millions)

Year Ended June 30,	2016	2015	2014

Stock-based compensation expense	$2,668	$2,574	$2,446
Income tax benefits related to stock-based compensation	882	868	830

Stock Plans

Stock awards entitle the holder to receive shares of Microsoft common stock as the award vests. Stock awards generally vest over a four or five-year service period.

Executive incentive plan

Under the Executive Incentive Plan, the Compensation Committee approves stock awards to executive officers and certain senior executives. The stock awards vest ratably in August of each of the four years following the grant date.

Activity for all stock plans

The fair value of stock awards were estimated on the date of grant using the following assumptions:

Year Ended June 30,	2016	2015	2014

Dividends per share (quarterly amounts)	$0.31 - $ 0.36	$0.28 - $ 0.31	$0.23 - $ 0.28
Interest rates	1.1% -1.8%	1.2% - 1.9%	1.3% - 1.8%

During fiscal year 2016, the following activity occurred under our stock plans:

Shares		Weighted Average Grant-Date Fair Value

(In millions)

Stock Awards

Nonvested balance, beginning of year	216	$32.72
Granted	83	$41.51
Vested	(85)	$30.98
Forfeited	(20)	$35.93

Nonvested balance, end of year	194	$36.92

As of June 30, 2016, there was approximately $4.8 billion of total unrecognized compensation costs related to stock awards. These costs are expected to be recognized over a weighted average period of 3 years. The weighted average grant-date fair value of stock award granted was $41.51, $42.36, and $31.50 for fiscal years 2016, 2015, and 2014, respectively. The fair value of stock awards vested was $3.9 billion, $4.2 billion, and $3.2 billion, for fiscal years 2016, 2015, and 2014, respectively.

PART II

Item 8

Employee Stock Purchase Plan

We have an ESPP for all eligible employees. Shares of our common stock may be purchased by employees at three-month intervals at 90% of the fair market value on the last trading day of each three-month period. Employees may purchase shares having a value not exceeding 15% of their gross compensation during an offering period. Employees purchased the following shares during the periods presented:

(Shares in millions)

Year Ended June 30,	2016	2015	2014

Shares purchased	15	16	18
Average price per share	$44.83	$39.87	$33.60

As of June 30, 2016, 142 million shares of our common stock were reserved for future issuance through the ESPP.

Savings Plan

We have a savings plan in the U.S. that qualifies under Section 401(k) of the Internal Revenue Code, and a number of savings plans in international locations. Participating U.S. employees may contribute a portion of their salary, subject to certain limitations. Beginning January 2016, we contribute fifty cents for each dollar a participant contributes in this plan, with a maximum employer contribution of 50% of the IRS contribution limit for the calendar year. Prior to January 2016, we contributed fifty cents for each dollar of the first 6% a participant contributed in this plan, with a maximum contribution of the lesser of 3% of a participant’s earnings or 3% of the IRS compensation limit for the calendar year. Matching contributions for all plans were $549 million, $454 million, and $420 million in fiscal years 2016, 2015, and 2014, respectively, and were expensed as contributed.

NOTE 21 — SEGMENT INFORMATION AND GEOGRAPHIC DATA

In its operation of the business, management, including our chief operating decision maker, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP.

In June 2015, we announced a change in organizational structure to align to our strategic direction as a productivity and platform company. During the first quarter of fiscal year 2016, our chief operating decision maker requested changes in the information that he regularly reviews for purposes of allocating resources and assessing performance. As a result, beginning in fiscal year 2016, we report our financial performance based on our new segments, Productivity and Business Processes, Intelligent Cloud, and More Personal Computing, and analyze operating income as the measure of segment profitability. We have recast certain prior period amounts to conform to the way we internally manage and monitor segment performance.

Our reportable segments are described below.

Productivity and Business Processes

Our Productivity and Business Processes segment consists of products and services in our portfolio of productivity, communication, and information services, spanning a variety of devices and platforms. This segment primarily comprises:

•

Office Commercial, including volume licensing and subscriptions to Office 365 commercial for products and services such as Office, Exchange, SharePoint, and Skype for Business, and related Client Access Licenses (“CALs”).

•	Office Consumer, including Office sold through retail or through an Office 365 consumer subscription, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.

•	Dynamics business solutions, including Dynamics ERP products, Dynamics CRM on-premises, and Dynamics CRM Online.

PART II

Item 8

Intelligent Cloud

Our Intelligent Cloud segment consists of our public, private, and hybrid server products and cloud services that can power modern business. This segment primarily comprises:

•	Server products and cloud services, including Microsoft SQL Server, Windows Server, Visual Studio, System Center, and related CALs, as well as Azure.

•	Enterprise Services, including Premier Support Services and Microsoft Consulting Services.

More Personal Computing

Our More Personal Computing segment consists of products and services geared towards harmonizing the interests of end users, developers, and IT professionals across screens of all sizes. This segment primarily comprises:

•

Windows, including Windows original equipment manufacturer licensing (“Windows OEM”) and other non-volume licensing of the Windows operating system, volume licensing of the Windows operating system, patent licensing, Windows Embedded, MSN display advertising, and Windows Phone licensing.

•	Devices, including Surface, phones, and PC accessories.

•	Gaming, including Xbox hardware; Xbox Live, comprising transactions, subscriptions, and advertising; video games; and third-party video game royalties.

•	Search advertising.

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

In addition, certain costs incurred at a corporate level that are identifiable and that benefit our segments are allocated to them. These allocated costs include costs of: legal, including settlements, and fines; information technology; human resources; finance; excise taxes; field selling; shared facilities services; and customer service and support. Each allocation is measured differently based on the specific facts and circumstances of the costs being allocated. Certain corporate-level activity is not allocated to our segments, including impairment, integration, and restructuring expenses.

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)

Year Ended June 30,	2016	2015	2014

Revenue

Productivity and Business Processes	$26,487	$26,430	$26,976
Intelligent Cloud	25,042	23,715	21,735
More Personal Computing	40,460	43,160	38,460
Corporate and Other	(6,669)	275	(338)

Total revenue	$85,320	$93,580	$86,833

PART II

Item 8

(In millions)

Year Ended June 30,	2016	2015	2014

Operating income (loss)

Productivity and Business Processes	$12,461	$13,359	$14,173
Intelligent Cloud	9,358	9,871	8,446
More Personal Computing	6,142	4,667	5,605
Corporate and Other	(7,779)	(9,736)	(465)

Total operating income	$20,182	$18,161	$27,759

Corporate and Other operating income (loss) includes adjustments to conform our internal accounting policies to U.S. GAAP, and impairment, integration, and restructuring expenses. Significant internal accounting policies that differ from U.S. GAAP relate to revenue recognition.

Corporate and Other operating income (loss) activity was as follows during the periods presented:

(In millions)

Year Ended June 30,	2016	2015	2014

Impairment, integration and restructuring expenses	$(1,110)	$(10,011)	$(127)
Revenue reconciling amounts and other (a)	(6,669)	275	(338)

Total Corporate and Other	$(7,779)	$(9,736)	$(465)

(a)

Revenue reconciling amounts and other for fiscal year 2016 primarily consisted of a net $6.6 billion of revenue deferrals related to sales of Windows 10. Revenue reconciling amounts for fiscal year 2015 included a net $303 million of previously deferred net revenue related to sales of bundled products and services (“Bundled Offerings”). Revenue reconciling amounts for fiscal year 2014 included a net $349 million of revenue deferrals related to Bundled Offerings.

No sales to an individual customer or country other than the United States accounted for more than 10% of fiscal year 2016, 2015, or 2014 revenue. Revenue, classified by the major geographic areas in which our customers are located, was as follows:

(In millions)

Year Ended June 30,	2016	2015	2014

United States (a)	$40,578	$42,941	$43,474
Other countries	44,742	50,639	43,359

Total	$85,320	$93,580	$86,833

(a)	Includes billings to OEMs and certain multinational organizations because of the nature of these businesses and the impracticability of determining the geographic source of the revenue.

Revenue from external customers, classified by significant product and service offerings were as follows:

(In millions)

Year Ended June 30,	2016		2015	2014

Microsoft Office system	$23,588		$23,538	$24,323
Server products and tools	19,177		18,612	17,055
Xbox	9,395		9,121	8,643
Windows PC operating system	8,104	(a)	14,826	16,856
Advertising	6,098		4,557	4,016
Consulting and product support services	5,641		5,090	4,767
Surface	4,108		3,900	1,883
Phone	3,358		7,702	3,073
Other	5,851		6,234	6,217

Total	$85,320		$93,580	$86,833

(a)	Includes a net $6.6 billion of revenue deferrals related to sales of Windows 10.

PART II

Item 8

Our total commercial cloud revenue, which primarily comprises Office 365 commercial, Azure, Dynamics Online, and other cloud properties, was $9.5 billion, $5.8 billion, and $2.8 billion in fiscal years 2016, 2015, and 2014, respectively. These amounts are included in their respective product categories in the table above.

Assets are not allocated to segments for internal reporting presentations. A portion of amortization and depreciation is included with various other costs in an overhead allocation to each segment; it is impracticable for us to separately identify the amount of amortization and depreciation by segment that is included in the measure of segment profit or loss.

Long-lived assets, excluding financial instruments and tax assets, classified by the location of the controlling statutory company and with countries over 10% of the total shown separately, were as follows:

(In millions)

June 30,	2016	2015	2014

United States	$22,819	$19,562	$17,653
Luxembourg	6,854	6,879	6,913
Finland	389	1,757	9,840
Other countries	9,899	8,307	5,713

Total	$39,961	$36,505	$40,119

NOTE 22 — QUARTERLY INFORMATION (UNAUDITED)

(In millions, except per share amounts)

Quarter Ended	September 30	December 31	March 31	June 30		Total

Fiscal Year 2016
Revenue (a)	$20,379	$23,796	$20,531	$20,614		$85,320
Gross margin	13,172	13,924	12,809	12,635		52,540
Operating income	5,793	6,026	5,283	3,080		20,182
Net income	4,902	5,018	3,756	3,122	(b)	16,798	(b)
Basic earnings per share	0.61	0.63	0.48	0.40		2.12
Diluted earnings per share	0.61	0.62	0.47	0.39	(b)	2.10	(b)

Fiscal Year 2015

Revenue	$23,201	$26,470	$21,729	$22,180		$93,580
Gross margin	14,928	16,334	14,568	14,712		60,542
Operating income (loss)	5,844	7,776	6,594	(2,053)		18,161
Net income (loss)	4,540	5,863	4,985	(3,195	) (c)	12,193	(d)
Basic earnings (loss) per share	0.55	0.71	0.61	(0.40)		1.49
Diluted earnings (loss) per share	0.54	0.71	0.61	(0.40	) (c)	1.48	(d)

(a)

Reflects the impact of the net revenue deferral from Windows 10 of $1.3 billion, $1.7 billion, $1.6 billion, and $2.0 billion, for the first, second, third, and fourth quarter of fiscal year 2016, respectively, and $6.6 billion for fiscal year 2016.

(b)

Includes $630 million of asset impairment charges related to our phone business, and $480 million of restructuring charges associated with our 2016 restructuring plans, which together decreased net income and diluted EPS by $895 million and $0.11, respectively.

(c)

Includes $7.5 billion of goodwill and asset impairment charges related to our phone business, and $940 million of integration and restructuring expenses, primarily associated with our Phone Hardware Restructuring Plan, which together decreased net income and diluted EPS by $8.3 billion and $1.02, respectively.

(d)

Includes $7.5 billion of goodwill and asset impairment charges related to our phone business, and $2.5 billion of integration and restructuring expenses, primarily associated with our Phone Hardware Integration Plan and Phone Hardware Restructuring Plan, which together decreased net income and diluted EPS by $9.5 billion and $1.15, respectively.

PART II

Item 8

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have audited the accompanying consolidated balance sheets of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2016 and 2015, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for each of the three years in the period ended June 30, 2016. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, such consolidated financial statements present fairly, in all material respects, the financial position of Microsoft Corporation and subsidiaries as of June 30, 2016 and 2015, and the results of their operations and their cash flows for each of the three years in the period ended June 30, 2016, in conformity with accounting principles generally accepted in the United States of America.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the Company’s internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated July 28, 2016 expressed an unqualified opinion on the Company’s internal control over financial reporting.

/S/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 28, 2016

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

Management conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. Based on this evaluation, management concluded that the company’s internal control over financial reporting was effective as of June 30, 2016. There were no changes in our internal control over financial reporting during the quarter ended June 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. Deloitte & Touche LLP has audited our internal control over financial reporting as of June 30, 2016; their report is included in Item 9A.

PART II

Item 9A

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have audited the internal control over financial reporting of Microsoft Corporation and subsidiaries (the “Company”) as of June 30, 2016, based on criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission. The Company’s management is responsible for maintaining effective internal control over financial reporting and for its assessment of the effectiveness of internal control over financial reporting, included in the accompanying Report of Management on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit.

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

In our opinion, the Company maintained, in all material respects, effective internal control over financial reporting as of June 30, 2016, based on the criteria established in Internal Control – Integrated Framework (2013) issued by the Committee of Sponsoring Organizations of the Treadway Commission.

We have also audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated financial statements as of and for the year ended June 30, 2016 of the Company and our report dated July 28, 2016 expressed an unqualified opinion on those financial statements.

/S/    DELOITTE & TOUCHE LLP

Seattle, Washington

July 28, 2016

PART II, III

Item 9B, 10, 11, 12, 13, 14

ITEM 9B. OTHER INFORMATION

Not applicable.

PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

A list of our executive officers and biographical information appears in Part I, Item 1 of this Form 10-K. Information about our directors may be found under the caption “Our director nominees” in our Proxy Statement for the Annual Meeting of Shareholders to be held November 30, 2016 (the “Proxy Statement”). Information about our Audit Committee may be found under the caption “Board committees” in the Proxy Statement. That information is incorporated herein by reference.

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

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The information in the Proxy Statement set forth under the captions “Stock ownership information” and “Equity compensation plan information” is incorporated herein by reference.

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

(b)	Exhibit Listing

			Incorporated by Reference
Exhibit Number	Ehibit Description	Filed Herewith	Form		Period Ending	Exhibit	Filing Date

2.1	Agreement and Plan of Merger, dated as of June 11, 2016, by and among Microsoft Corporation, Liberty Merger Sub Inc., and LinkedIn Corporation		8-K	***		2.1	6/13/16

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation		8-K			3.1	3/17/16

3.2	Bylaws of Microsoft Corporation		8-K			3.2	7/5/16

4.1	Form of Indenture between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee (“Base Indenture”)		3-ASR			4.1	11/20/08

4.2	Form of First Supplemental Indenture for 2.95% Notes due 2014, 4.20% Notes due 2019, and 5.20% Notes due 2039, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Base Indenture		8-K			4.2	5/15/09

4.5	Form of Second Supplemental Indenture for 0.875% Notes due 2013, 1.625% Notes due 2015, 3.00% Notes due 2020, and 4.50% Notes due 2040, dated as of September 27, 2010, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K			4.5	9/27/10

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.6	Third Supplemental Indenture for 2.500% Notes due 2016, 4.000% Notes due 2021, and 5.300% Notes due 2041, dated as of February 8, 2011, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.6	2/8/11

4.7	Fourth Supplemental Indenture for 0.875% Notes due 2017, 2.125% Notes due 2022, and 3.500% Notes due 2042, dated as of November 7, 2012, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.7	11/7/12

4.8	Fifth Supplemental Indenture for 2.625% Notes due 2033, dated as of May 2, 2013 between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	5/1/13

4.9	Sixth Supplemental Indenture for 1.000% Notes due 2018, 2.375% Notes due 2023, and 3.750% Notes due 2043, dated as of May 2, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	5/1/13

4.10	Seventh Supplemental Indenture for 2.125% Notes due 2021 and 3.125% Notes due 2028, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	12/6/13

4.11	Eighth Supplemental Indenture for 1.625% Notes due 2018, 3.625% Notes due 2023, and 4.875% Notes due 2043, dated as of December 6, 2013, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.2	12/6/13

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

4.12	Ninth Supplemental Indenture for 1.850% Notes due 2020, 2.375% Notes due 2022, 2.700% Notes due 2025, 3.500% Notes due 2035, 3.750% Notes due 2045, and 4.000% Notes due 2055, dated as of February 12, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	2/12/15

4.13	Tenth Supplemental Indenture for 1.300% Notes due 2018, 2.000% Notes due 2020, 2.650% Notes due 2022, 3.125% Notes due 2025, 4.200% Notes due 2035, 4.450% Notes due 2045, and 4.750% Notes due 2055, dated as of November 3, 2015, between Microsoft Corporation and U.S. Bank National Association, as Trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as Trustee		8-K		4.1	11/3/15

10.1*	Microsoft Corporation 2001 Stock Plan	X

10.3*	Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		8-K		10.3	11/15/04

10.4*	Microsoft Corporation Employee Stock Purchase Plan		10-K	6/30/12	10.4	7/26/12

10.5*	Microsoft Corporation Deferred Compensation Plan		10-Q	3/31/12	10.5	4/19/12

10.7*	Form of Stock Award Agreement for Non-Employee Directors under the Microsoft Corporation 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.9	9/1/04

10.10*	Form of Stock Option Agreement under the Microsoft Corporation 2001 Stock Plan		10-K	6/30/04	10.12	9/1/04

10.11*	Form of Stock Option Agreement for Non-Employee Directors under the 1999 Stock Plan for Non-Employee Directors		10-K	6/30/04	10.13	9/1/04

10.12	2009 Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee		10-K	6/30/10	10.12	7/30/10

10.13	Amended and Restated 2003 Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee		10-K	6/30/10	10.13	7/30/10

10.14*	Microsoft Corporation Deferred Compensation Plan for Non-Employee Directors		10-K	6/30/15	10.14	7/31/15

10.17*	Executive Officer Incentive Plan		10-Q	9/30/15	10.17	10/22/15

PART IV

Item 15

			Incorporated by Reference
Exhibit Number	Exhibit Description	Filed Herewith	Form	Period Ending	Exhibit	Filing Date

10.18*	Form of Executive Officer Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/15	10.18	10/22/15

10.19*	Resignation Agreement and Full and Final Release of Claims between Microsoft Corporation and Steven Sinofsky		10-K	6/30/13	10.19	7/30/13

10.21*	Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan (Service-Based)		10-Q	9/30/15	10.21	10/22/15

10.22*	Senior Executive Severance Benefit Plan		10-Q	9/30/15	10.22	10/22/15

10.23*	Offer Letter, dated February 3, 2014, between Microsoft Corporation and Satya Nadella		8-K		10.1	2/4/14

10.24*	Long-Term Performance Stock Award Agreement between Microsoft Corporation and Satya Nadella		10-Q	12/31/14	10.24	1/26/15

10.25*	Form of Executive Officer Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan		10-Q	9/30/15	10.25	10/22/15

12	Computation of Ratio of Earnings to Fixed Charges	X

21	Subsidiaries of Registrant	X

23.1	Consent of Independent Registered Public Accounting Firm	X

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	X

32.1**	Certifications of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

32.2**	Certifications of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	X

101.INS	XBRL Instance Document	X

101.SCH	XBRL Taxonomy Extension Schema	X

101.CAL	XBRL Taxonomy Extension Calculation Linkbase	X

101.DEF	XBRL Taxonomy Extension Definition Linkbase	X

101.LAB	XBRL Taxonomy Extension Label Linkbase	X

101.PRE	XBRL Taxonomy Extension Presentation Linkbase	X

*	Indicates a management contract or compensatory plan or arrangement
**	Furnished, not filed
***	Form 8-K of LinkedIn Corporation

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned; thereunto duly authorized, in the City of Redmond, State of Washington, on July 28, 2016.

MICROSOFT CORPORATION

/S/ FRANK H. BROD
Frank H. Brod
Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of Registrant and in the capacities indicated on July 28, 2016.

Signature	Title

/S/ JOHN W. THOMPSON John W. Thompson	Chairman

/S/ SATYA NADELLA Satya Nadella	Director and Chief Executive Officer

/S/ WILLIAM H. GATES III William H. Gates III	Director

/S/ TERI L. LIST-STOLL Teri L. List-Stoll	Director

/S/ G. MASON MORFIT G. Mason Morfit	Director

/S/ CHARLES H. NOSKI Charles H. Noski	Director

/S/ HELMUT PANKE Helmut Panke	Director

/S/ SANDRA E. PETERSON Sandra E. Peterson	Director

/S/ CHARLES W. SCHARF Charles W. Scharf	Director

/S/ JOHN W. STANTON John W. Stanton	Director

/S/ PADMASREE WARRIOR Padmasree Warrior	Director

/S/ AMY E. HOOD Amy E. Hood	Executive Vice President and Chief Financial Officer (Principal Financial Officer)

/S/ FRANK H. BROD Frank H. Brod	Corporate Vice President, Finance and Administration; Chief Accounting Officer (Principal Accounting Officer)