Form 10-Q
period 2016-09-30
MICROSOFT CORP
filed 2016-10-20
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended September 30, 2016

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Transition Period From                  to

Commission File Number: 001-37845

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at October 14, 2016

Common Stock, $0.00000625 par value per share	7,775,350,501 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended September 30, 2016

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)

Three Months Ended September 30,	2016	2015

Revenue:
Product	$13,493	$15,219
Service and other	6,960	5,160

Total revenue	20,453	20,379

Cost of revenue:
Product	3,581	4,035
Service and other	4,263	3,172

Total cost of revenue	7,844	7,207

Gross margin	12,609	13,172
Research and development	3,106	2,962
Sales and marketing	3,233	3,333
General and administrative	1,045	1,084

Operating income	5,225	5,793
Other income (expense), net	100	(280)

Income before income taxes	5,325	5,513
Provision for income taxes	635	611

Net income	$4,690	$4,902

Earnings per share:
Basic	$0.60	$0.61
Diluted	$0.60	$0.61

Weighted average shares outstanding:
Basic	7,789	7,996
Diluted	7,876	8,084

Cash dividends declared per common share	$0.39	$0.36

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2016	2015

Net income	$4,690	$4,902

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $(2) and $23)	(37)	57
Net unrealized gains (losses) on investments (net of tax effects of $44 and $(308))	83	(571)
Translation adjustments and other (net of tax effects of $7 and $(12))	98	(270)

Other comprehensive income (loss)	144	(784)

Comprehensive income	$4,834	$4,118

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	September 30, 2016	June 30, 2016

Assets
Current assets:
Cash and cash equivalents	$13,928	$6,510
Short-term investments (including securities loaned of $147 and $204)	123,004	106,730

Total cash, cash equivalents, and short-term investments	136,932	113,240
Accounts receivable, net of allowance for doubtful accounts of $284 and $426	11,129	18,277
Inventories	3,122	2,251
Other	6,726	5,892

Total current assets	157,909	139,660
Property and equipment, net of accumulated depreciation of $20,885 and $19,800	19,224	18,356
Equity and other investments	10,486	10,431
Goodwill	17,907	17,872
Intangible assets, net	3,522	3,733
Other long-term assets	3,476	3,416

Total assets	$212,524	$193,468

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,296	$6,898
Short-term debt	14,536	12,904
Accrued compensation	3,621	5,264
Income taxes	720	580
Short-term unearned revenue	26,304	27,468
Securities lending payable	210	294
Other	7,123	5,949

Total current liabilities	58,810	59,357
Long-term debt	60,154	40,557
Long-term unearned revenue	7,284	6,441
Deferred income taxes	1,564	1,476
Other long-term liabilities	14,340	13,640

Total liabilities	142,152	121,471

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 7,784 and 7,808	67,747	68,178
Retained earnings	944	2,282
Accumulated other comprehensive income	1,681	1,537

Total stockholders’ equity	70,372	71,997

Total liabilities and stockholders’ equity	$212,524	$193,468

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2016	2015

Operations
Net income	$4,690	$4,902
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	1,816	1,461
Stock-based compensation expense	703	674
Net recognized losses (gains) on investments and derivatives	(311)	101
Deferred income taxes	15	73
Deferral of unearned revenue	12,583	10,423
Recognition of unearned revenue	(12,904)	(11,355)
Changes in operating assets and liabilities:
Accounts receivable	7,174	6,376
Inventories	(867)	(937)
Other current assets	(966)	(562)
Other long-term assets	(29)	(5)
Accounts payable	(443)	(135)
Other current liabilities	(361)	(2,024)
Other long-term liabilities	449	(116)

Net cash from operations	11,549	8,876

Financing
Proceeds from issuance (repayments) of short-term debt, maturities of 90 days or less, net	(3,390)	4,890
Proceeds from issuance of debt	24,977	121
Repayments of debt	(225)	(1,750)
Common stock issued	241	219
Common stock repurchased	(4,362)	(4,757)
Common stock cash dividends paid	(2,800)	(2,475)
Other	(112)	(178)

Net cash from (used in) financing	14,329	(3,930)

Investing
Additions to property and equipment	(2,163)	(1,356)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(24)	(390)
Purchases of investments	(57,181)	(37,570)
Maturities of investments	8,659	5,686
Sales of investments	32,323	28,502
Securities lending payable	(84)	62

Net cash used in investing	(18,470)	(5,066)

Effect of foreign exchange rates on cash and cash equivalents	10	(44)

Net change in cash and cash equivalents	7,418	(164)
Cash and cash equivalents, beginning of period	6,510	5,595

Cash and cash equivalents, end of period	$13,928	$5,431

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)

Three Months Ended September 30,	2016	2015

Common stock and paid-in capital
Balance, beginning of period	$68,178	$68,465
Common stock issued	241	219
Common stock repurchased	(1,374)	(1,548)
Stock-based compensation expense	703	674
Other, net	(1)	1

Balance, end of period	67,747	67,811

Retained earnings
Balance, beginning of period	2,282	9,096
Net income	4,690	4,902
Common stock cash dividends	(3,025)	(2,862)
Common stock repurchased	(3,003)	(3,240)

Balance, end of period	944	7,896

Accumulated other comprehensive income
Balance, beginning of period	1,537	2,522
Other comprehensive income (loss)	144	(784)

Balance, end of period	1,681	1,738

Total stockholders’ equity	$70,372	$77,445

See accompanying notes.

PART I

Item 1

NOTES TO FINANCIAL STATEMENTS

(Unaudited)

NOTE 1 — ACCOUNTING POLICIES

Accounting Principles

We prepare our unaudited interim consolidated financial statements in accordance with accounting principles generally accepted in the United States of America (“U.S. GAAP”). In the opinion of management, the unaudited interim consolidated financial statements reflect all adjustments of a normal recurring nature that are necessary for a fair presentation of the results for the interim periods presented. Interim results are not necessarily indicative of results for a full year. The information included in this Form 10-Q should be read in conjunction with information included in the Microsoft Corporation 2016 Form 10-K filed with the U.S. Securities and Exchange Commission on July 28, 2016.

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

Product Revenue and Service and Other Revenue

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

PART I

Item 1

Recent Accounting Guidance Not Yet Adopted

Financial Instruments — Credit Losses

In June 2016, the Financial Accounting Standards Board (“FASB”) issued a new standard to replace the incurred loss impairment methodology in current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. For trade and other receivables, loans, and other financial instruments, we will be required to use a forward-looking expected loss model rather than the incurred loss model for recognizing credit losses which reflects losses that are probable. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The new standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Application of the amendments is through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements.

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

Financial Instruments — Recognition, Measurement, Presentation, and Disclosure

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

PART I

Item 1

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

The components of basic and diluted EPS are as follows:

(In millions, except earnings per share)

Three Months Ended September 30,	2016	2015

Net income available for common shareholders (A)	$4,690	$4,902

Weighted average outstanding shares of common stock (B)	7,789	7,996
Dilutive effect of stock-based awards	87	88

Common stock and common stock equivalents (C)	7,876	8,084

Earnings Per Share

Basic (A/B)	$0.60	$0.61
Diluted (A/C)	$0.60	$0.61

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2016	2015

Dividends and interest income	$293	$199
Interest expense	(437)	(249)
Net recognized gains on investments	405	2
Net losses on derivatives	(94)	(103)
Net losses on foreign currency remeasurements	(52)	(36)
Other	(15)	(93)

Total	$100	$(280)

PART I

Item 1

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)

Three Months Ended September 30,	2016	2015

Other-than-temporary impairments of investments	$(18)	$(35)
Realized gains from sales of available-for-sale securities	483	107
Realized losses from sales of available-for-sale securities	(60)	(70)

Total	$405	$2

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, but excluding held-to-maturity investments, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

September 30, 2016

Cash	$3,473	$0	$0	$3,473	$3,473	$0	$0
Mutual funds	1,516	0	0	1,516	1,516	0	0
Commercial paper	745	0	0	745	645	100	0
Certificates of deposit	1,304	0	0	1,304	1,128	176	0
U.S. government and agency securities	112,619	116	(34)	112,701	6,916	105,785	0
Foreign government bonds	5,709	9	(18)	5,700	250	5,450	0
Mortgage- and asset-backed securities	4,599	24	(1)	4,622	0	4,622	0
Corporate notes and bonds	6,440	108	(18)	6,530	0	6,530	0
Municipal securities	284	59	0	343	0	343	0
Common and preferred stock	5,395	4,639	(161)	9,873	0	0	9,873
Other investments	585	0	0	585	0	(2)	587

Total	$142,669	$4,955	$(232)	$147,392	$13,928	$123,004	$10,460

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2016

Cash	$3,501	$0	$0	$3,501	$3,501	$0	$0
Mutual funds	1,012	0	0	1,012	1,012	0	0
Commercial paper	298	0	0	298	298	0	0
Certificates of deposit	1,000	0	0	1,000	868	132	0
U.S. government and agency securities	89,970	245	(11)	90,204	100	90,104	0
Foreign government bonds	5,502	10	(18)	5,494	731	4,763	0
Mortgage- and asset-backed securities	4,789	21	(2)	4,808	0	4,808	0
Corporate notes and bonds	6,509	110	(35)	6,584	0	6,584	0
Municipal securities	285	57	0	342	0	342	0
Common and preferred stock	5,597	4,452	(236)	9,813	0	0	9,813
Other investments	590	0	0	590	0	(3)	593

Total	$119,053	$4,895	$(302)	$123,646	$6,510	$106,730	$10,406

PART I

Item 1

As of September 30, 2016 and June 30, 2016, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $802 million and $767 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

We lend certain fixed-income and equity securities to increase investment returns. These transactions are accounted for as secured borrowings and the loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. As of September 30, 2016 and June 30, 2016, the collateral received under agreements for loaned securities totaled $210 million and $294 million, which is primarily comprised of U.S. government and agency securities.

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

September 30, 2016

U.S. government and agency securities	$40,654	$(26)	$379	$(8)	$41,033	$(34)
Foreign government bonds	5,081	(1)	38	(17)	5,119	(18)
Mortgage- and asset-backed securities	0	0	214	(1)	214	(1)
Corporate notes and bonds	920	(4)	484	(14)	1,404	(18)
Common and preferred stock	523	(65)	486	(96)	1,009	(161)

Total	$47,178	$(96)	$1,601	$(136)	$48,779	$(232)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2016

U.S. government and agency securities	$5,816	$(3)	$432	$(8)	$6,248	$(11)
Foreign government bonds	3,452	(3)	35	(15)	3,487	(18)
Mortgage- and asset-backed securities	844	(1)	322	(1)	1,166	(2)
Corporate notes and bonds	1,180	(11)	788	(24)	1,968	(35)
Common and preferred stock	896	(147)	390	(89)	1,286	(236)

Total	$12,188	$(165)	$1,967	$(137)	$14,155	$(302)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

PART I

Item 1

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

September 30, 2016

Due in one year or less	$48,954	$48,970
Due after one year through five years	79,647	79,755
Due after five years through 10 years	1,745	1,788
Due after 10 years	1,354	1,432

Total	$131,700	$131,945

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar. As of September 30, 2016 and June 30, 2016, the total notional amounts of these foreign exchange contracts sold were $8.5 billion and $8.4 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of September 30, 2016 and June 30, 2016, the total notional amounts of these foreign exchange contracts sold were $5.2 billion and $5.3 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of September 30, 2016, the total notional amounts of these foreign exchange contracts purchased and sold were $8.6 billion and $5.4 billion, respectively. As of June 30, 2016, the total notional amounts of these foreign exchange contracts purchased and sold were $12.0 billion and $11.7 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of September 30, 2016, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.8 billion and $2.5 billion, respectively, of which $737 million and $986 million, respectively, were designated as hedging instruments. As of June 30, 2016, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.3 billion and $2.2 billion, respectively, of which $737 million and $986 million, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts, and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of September 30, 2016, the total

PART I

Item 1

notional amounts of fixed-interest rate contracts purchased and sold were $327 million and $2.2 billion, respectively. As of June 30, 2016, the total notional amounts of fixed-interest rate contracts purchased and sold were $328 million and $2.4 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of September 30, 2016 and June 30, 2016, the total notional derivative amounts of mortgage contracts purchased were $546 million and $548 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of September 30, 2016, the total notional amounts of credit contracts purchased and sold were $384 million and $271 million, respectively. As of June 30, 2016, the total notional amounts of credit contracts purchased and sold were $440 million and $273 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of September 30, 2016, the total notional amounts of commodity contracts purchased and sold were $623 million and $195 million, respectively. As of June 30, 2016, the total notional amounts of commodity contracts purchased and sold were $631 million and $162 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of September 30, 2016, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

	September 30, 2016				June 30, 2016

	Assets			Liabilities	Assets			Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$12	$134	$0	$(68)	$33	$156	$0	$(296)
Equity contracts	20	0	0	(3)	23	0	0	(16)
Interest rate contracts	5	0	0	(12)	10	0	0	(25)
Credit contracts	5	0	0	(5)	6	0	0	(5)
Commodity contracts	1	0	0	0	0	0	0	0

Total	$43	$134	$0	$(88)	$72	$156	$0	$(342)

Designated Hedge Derivatives

Foreign exchange contracts	$8	$346	$0	$(71)	$1	$392	$0	$(263)
Equity contracts	0	0	8	(28)	0	0	18	(25)

Total	$8	$346	$8	$(99)	$1	$392	$18	$(288)

Total gross amounts of derivatives	$51	$480	$8	$(187)	$73	$548	$18	$(630)

Gross derivatives either offset or subject to an enforceable master netting agreement	$50	$480	$8	$(187)	$69	$548	$18	$(630)
Gross amounts of derivatives offset on the balance sheet	(54)	(87)	(23)	161	(74)	(302)	(25)	398

Net amounts presented on the balance sheet	(4)	393	(15)	(26)	(5)	246	(7)	(232)
Gross amounts of derivatives not offset on the balance sheet	0	0	0	0	0	0	0	0
Cash collateral received	0	0	0	(245)	0	0	0	(250)

Net amount	$(4)	$393	$(15)	$(271)	$(5)	$246	$(7)	$(482)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair-value hedges and their related hedged items:

(In millions)

Three Months Ended September 30,	2016	2015

Foreign Exchange Contracts

Derivatives	$(48)	$(81)
Hedged items	68	91

Total amount of ineffectiveness	$20	$10

Equity Contracts

Derivatives	$(10)	$(33)
Hedged items	10	33

Total amount of ineffectiveness	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$(3)	$19

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash-flow hedges:

(In millions)

Three Months Ended September 30,	2016	2015

Effective Portion

Gains recognized in other comprehensive income (net of tax effects of $1 and $28)	$35	$161
Gains reclassified from accumulated other comprehensive income into revenue	$75	$109

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	$(70)	$(82)

We estimate that $289 million of net derivative gains included in AOCI at September 30, 2016 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three months ended September 30, 2016.

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

(In millions)

Three Months Ended September 30,	2016	2015

Foreign exchange contracts	$(31)	$59
Equity contracts	(17)	34
Interest-rate contracts	4	(1)
Credit contracts	2	(5)
Commodity contracts	(22)	(84)

Total	$(64)	$3

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

September 30, 2016

Assets

Mutual funds	$1,516	$0	$0	$1,516	$0	$1,516
Commercial paper	0	745	0	745	0	745
Certificates of deposit	0	1,304	0	1,304	0	1,304
U.S. government and agency securities	106,431	6,260	0	112,691	0	112,691
Foreign government bonds	10	5,723	0	5,733	0	5,733
Mortgage- and asset-backed securities	0	4,620	0	4,620	0	4,620
Corporate notes and bonds	0	6,502	1	6,503	0	6,503
Municipal securities	0	343	0	343	0	343
Common and preferred stock	6,696	2,377	18	9,091	0	9,091
Derivatives	6	533	0	539	(164)	375

Total	$114,659	$28,407	$19	$143,085	$(164)	$142,921

Liabilities

Derivatives and other	$3	$184	$0	$187	$(161)	$26

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2016

Assets

Mutual funds	$1,012	$0	$0	$1,012	$0	$1,012
Commercial paper	0	298	0	298	0	298
Certificates of deposit	0	1,000	0	1,000	0	1,000
U.S. government and agency securities	86,492	3,707	0	90,199	0	90,199
Foreign government bonds	10	5,705	0	5,715	0	5,715
Mortgage- and asset-backed securities	0	4,803	0	4,803	0	4,803
Corporate notes and bonds	0	6,361	1	6,362	0	6,362
Municipal securities	0	342	0	342	0	342
Common and preferred stock	6,918	2,114	18	9,050	0	9,050
Derivatives	6	633	0	639	(401)	238

Total	$94,438	$24,963	$19	$119,420	$(401)	$119,019

Liabilities

Derivatives and other	$17	$613	$0	$630	$(398)	$232

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

(In millions)

	September 30, 2016	June 30, 2016

Net fair value of assets measured at fair value on a recurring basis	$142,921	$119,019
Cash	3,473	3,501
Common and preferred stock measured at fair value on a nonrecurring basis	802	767
Other investments measured at fair value on a nonrecurring basis	587	593
Less derivative net assets classified as other current assets	(393)	(246)
Other	2	12

Recorded basis of investment components	$147,392	$123,646

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three months ended September 30, 2016 and 2015, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

	September 30, 2016	June 30, 2016

Raw materials	$582	$612
Work in process	110	158
Finished goods	2,430	1,481

Total	$3,122	$2,251

NOTE 8 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2016	Acquisitions	Other	September 30, 2016

Productivity and Business Processes	$6,678	$2	$22	$6,702
Intelligent Cloud	5,467	0	11	5,478
More Personal Computing	5,727	14	(14)	5,727

Total goodwill	$17,872	$16	$19	$17,907

The measurement periods for the valuation of assets acquired and liabilities assumed end as soon as information on the facts and circumstances that existed as of the acquisition dates becomes available, but do not exceed 12 months. Adjustments in purchase price allocations may require a change in the amounts allocated to goodwill during the periods in which the adjustments are determined.

Any change in the goodwill amounts resulting from foreign currency translations and purchase accounting adjustments are presented as “Other” in the above table. Also included in “Other” are business dispositions and transfers between business segments due to reorganizations, as applicable.

PART I

Item 1

NOTE 9 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	September 30, 2016			June 30, 2016

Technology-based (a)	$6,016	$(3,847)	$2,169	$5,970	$(3,648)	$2,322
Marketing-related	1,866	(653)	1,213	1,869	(616)	1,253
Contract-based	796	(722)	74	796	(718)	78
Customer-related	470	(404)	66	465	(385)	80

Total	$9,148	$(5,626)	$3,522	$9,100	$(5,367)	$3,733

(a)

Technology-based intangible assets included $101 million and $115 million of net carrying amount of software to be sold, leased, or otherwise marketed as of September 30, 2016 and June 30, 2016, respectively.

Intangible assets amortization expense was $214 million and $242 million for the three months ended September 30, 2016 and 2015, respectively. Amortization of capitalized software was $14 million and $18 million for the three months ended September 30, 2016 and 2015, respectively.

The following table outlines the estimated future amortization expense related to intangible assets held as of September 30, 2016:

(In millions)

Year Ending June 30,

2017 (excluding the three months ended September 30, 2016)	$563
2018	685
2019	533
2020	456
2021	403
Thereafter	882

Total	$3,522

NOTE 10 — DEBT

Short-term Debt

As of September 30, 2016, we had $14.5 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.55% and maturities ranging from 47 days to 187 days. As of June 30, 2016, we had $12.9 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.43% and maturities ranging from 1 day to 99 days. The estimated fair value of this commercial paper approximates its carrying value.

We have two $5.0 billion credit facilities that expire on November 1, 2016 and November 14, 2018, respectively. These credit facilities serve as a back-up for our commercial paper program. As of September 30, 2016, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of September 30, 2016, the total carrying value and estimated fair value of our long-term debt were $60.2 billion and $64.0 billion, respectively. As of June 30, 2016, the total carrying value and estimated fair value of our long-term debt were $40.6 billion and $44.0 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt and the associated interest rates were as follows as of September 30, 2016 and June 30, 2016:

Due Date	Face Value September 30, 2016	Face Value June 30, 2016	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

November 15, 2017	600	600	0.875%	1.084%
May 1, 2018	450	450	1.000%	1.106%
November 3, 2018	1,750	1,750	1.300%	1.396%
December 6, 2018	1,250	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
August 8, 2019 (a)	2,500	*	1.100%	1.203%
February 12, 2020	1,500	1,500	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
November 3, 2020	2,250	2,250	2.000%	2.093%
February 8, 2021	500	500	4.000%	4.082%
August 8, 2021 (a)	2,750	*	1.550%	1.642%
December 6, 2021 (b)	1,967	1,944	2.125%	2.233%
February 12, 2022	1,500	1,500	2.375%	2.466%
November 3, 2022	1,000	1,000	2.650%	2.717%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
August 8, 2023 (a)	1,500	*	2.000%	2.101%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 12, 2025	2,250	2,250	2.700%	2.772%
November 3, 2025	3,000	3,000	3.125%	3.176%
August 8, 2026 (a)	4,000	*	2.400%	2.464%
December 6, 2028 (b)	1,967	1,944	3.125%	3.218%
May 2, 2033 (b)	617	611	2.625%	2.690%
February 12, 2035	1,500	1,500	3.500%	3.604%
November 3, 2035	1,000	1,000	4.200%	4.260%
August 8, 2036 (a)	2,250	*	3.450%	3.510%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045	1,750	1,750	3.750%	3.800%
November 3, 2045	3,000	3,000	4.450%	4.492%
August 8, 2046 (a)	4,500	*	3.700%	3.743%
February 12, 2055	2,250	2,250	4.000%	4.063%
November 3, 2055	1,000	1,000	4.750%	4.782%
August 8, 2056 (a)	2,250	*	3.950%	4.033%

Total	$60,751	$40,949

(a)	In August 2016, we issued $19.8 billion of debt securities.

(b)	Euro-denominated debt securities.

*	Not applicable

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. Effective July 1, 2016, we retrospectively adopted accounting guidance that requires debt issuance costs to be recorded as a deduction from the carrying amount of the debt liability, consistent with debt discounts. As of September 30, 2016 and June 30, 2016, the combined aggregate unamortized discount and debt issuance costs associated with our long-term debt were $597 million and $392 million, respectively.

PART I

Item 1

NOTE 11 — INCOME TAXES

Our effective tax rate for the three months ended September 30, 2016 and 2015 was 12% and 11%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

The increase in our current quarter effective tax rate compared to prior year was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries, offset by an increase in the tax benefits relating to stock-based compensation.

Tax contingencies and other income tax liabilities were $12.3 billion and $11.8 billion as of September 30, 2016 and June 30, 2016, respectively, and are included in other long-term liabilities. This increase relates primarily to current period intercompany transfer pricing.

While we settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of September 30, 2016, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the IRS for tax years 2010 to 2016.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2016, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

NOTE 12 — RESTRUCTURING CHARGES

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

2016 Restructuring

We periodically evaluate how to best deploy the company’s resources. In the fourth quarter of 2016, management approved restructuring plans that would result in job eliminations, primarily across our smartphone hardware business and global sales. In addition to the elimination of 1,850 positions that were announced in May 2016, approximately 2,850 roles globally will be reduced during fiscal year 2017 as an extension of the earlier plan. These actions are expected to be completed by the end of the current fiscal year.

In fiscal year 2016, we incurred restructuring charges of $501 million in connection with the 2016 restructuring plans, including severance expenses and other reorganization costs. We do not expect to incur additional charges for these restructuring plans in subsequent years.

PART I

Item 1

Restructuring charges associated with each of these plans were included in impairment, integration, and restructuring expenses on our consolidated income statement, and were reflected in Corporate and Other in our table of operating income (loss) by segment.

Changes in the restructuring liability were as follows:

(In millions)	Severance	Other	(a)	Total

Restructuring liability as of June 30, 2016	$470	$239		$709
Restructuring charges	0	0		0
Cash paid	(161)	(15)		(176)

Restructuring liability as of September 30, 2016	$309	$224		$533

(a)	“Other” primarily reflects activities associated with the consolidation of our facilities and manufacturing operations, including contract termination costs and asset write-downs.

NOTE 13 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	September 30, 2016	June 30, 2016

Productivity and Business Processes	$11,486	$12,497
Intelligent Cloud	10,322	11,472
More Personal Computing	3,298	3,334
Corporate and Other	8,482	6,606

Total	$33,588	$33,909

Revenue from Windows 10 is primarily recognized at the time of billing in the More Personal Computing segment, and the deferral and subsequent recognition of revenue is reflected in Corporate and Other in the table above. As of September 30, 2016 and June 30, 2016, we deferred a net $8.5 billion and $6.6 billion, respectively, in revenue related to Windows 10.

NOTE 14 — COMMITMENTS AND CONTINGENCIES

Capital Lease Commitments

We have capital leases for datacenters and corporate offices. As of September 30, 2016 and June 30, 2016, assets recorded under capital leases were $1.1 billion and $865 million, respectively, and accumulated depreciation associated with capital leases was $72 million and $57 million, respectively. For the three months ended September 30, 2016, property and equipment acquired under capital leases was $267 million. We did not acquire any property and equipment under capital leases for the three months ended September 30, 2015. As of September 30, 2016 and June 30, 2016, capital lease obligations included in other current liabilities were $32 million and $25 million, respectively, and capital lease obligations included in other long-term liabilities were $1.0 billion and $761 million, respectively.

PART I

Item 1

Future minimum lease payments under non-cancellable capital leases as of September 30, 2016 are as follows:

(In millions)

Year Ending June 30,

2017 (excluding the three months ended September 30, 2016)	$61
2018	83
2019	85
2020	87
2021	89
Thereafter	1,052

Total (a)	$1,457

(a)	As of September 30, 2016, capital leases included imputed interest of $410 million.

As of September 30, 2016, we had additional purchase obligations for capital leases executed but not yet recorded of $5.0 billion.

Other Commitments

On June 11, 2016, we entered into a definitive agreement to acquire LinkedIn Corporation (“LinkedIn”) for $196 per share in an all-cash transaction valued at $26.2 billion, inclusive of LinkedIn’s net cash (the “Merger Agreement”). We will finance the transaction primarily through the issuance of new indebtedness. The Merger Agreement has been unanimously approved by the Boards of Directors of Microsoft and LinkedIn, and has been approved by LinkedIn’s shareholders. We expect the acquisition will close in calendar year 2016, subject to satisfaction of certain regulatory approvals and other customary closing conditions. The acquisition is expected to accelerate the growth of LinkedIn, as well as Office 365 and Dynamics.

Patent and Intellectual Property Claims

IPCom patent litigation

IPCom GmbH & Co. (“IPCom”) is a German company that holds a large portfolio of mobile technology-related patents spanning about 170 patent families and addressing a broad range of cellular technologies. IPCom has asserted 19 of these patents in litigation against Nokia Corporation (“Nokia”) and many of the leading cell phone companies and operators. In November 2014, Microsoft and IPCom entered into a standstill agreement staying all of the pending litigation against Microsoft to permit the parties to pursue settlement discussions.

InterDigital patent litigation

InterDigital Technology Corporation and InterDigital Communications Corporation (collectively, “IDT”) filed four patent infringement cases against Nokia in the International Trade Commission (“ITC”) and in U.S. District Court for the District of Delaware between 2007 and 2013. We have been added to these cases as a defendant. IDT has cases pending against other defendants based on the same patents because most of the patents at issue allegedly relate to 3G and 4G wireless communications standards essential functionality. The cases involving us include three ITC investigations where IDT sought an order excluding importation of 3G and 4G phones into the U.S. and one active case in U.S. District Court in Delaware seeking an injunction and damages. Each of the ITC matters has been resolved in our favor. In September 2015, in an inter partes review the United States Patent Trial and Appeal Board issued a final written decision that deemed unpatentable all asserted claims of the patent remaining at issue in the Delaware case. IDT appealed this decision to the U.S. Court of Appeals for the Federal Circuit. The Delaware case has been stayed pending final completion of the inter partes review (including appeals and any subsequent proceedings in the Patent Office). We filed an antitrust complaint against IDT in the District of Delaware in August 2015 asserting violations of Section 2 of the Sherman Act, alleging unlawful exploitation of standard essential patents. That case is set for trial in September 2018.

PART I

Item 1

European copyright levies

We assumed from Nokia all potential liability due to Nokia’s alleged failure to pay “private copyright levies” in various European countries based upon sale of memory cards and mobile phones that incorporate blank memory. The levies are based upon a 2001 European Union (“EU”) Directive establishing a right for end users to make copies of copyrighted works for personal or private use, but also allowing the collection of levies based upon sales of blank media or recording devices to compensate copyright holders for private copying. Various collecting societies in EU countries initiated litigation against Nokia, stating it must pay levies not only based upon sales of blank memory cards, but also phones that include blank memory for data storage on the phones, regardless of actual usage of that memory. The most significant cases against Nokia were pending in Germany and Austria, due to both the high volume of sales and high levy amounts sought in these countries. We reached a settlement of the Austrian case in August 2016. In Germany, the only period for which settlement has not been reached is 2004-2007. In July, the German Supreme Court heard our appeal contesting the legality of the levy assessed on phones with music players and over five megabytes of memory. The Supreme Court vacated the lower court’s ruling, and we are awaiting the Supreme Court’s full opinion. We expect that the case will be remanded for further proceedings to set an appropriate levy for the 2004-2007 period.

Other patent and intellectual property claims

In addition to these cases, there were 58 other patent infringement cases pending against Microsoft as of September 30, 2016.

Antitrust, Unfair Competition, and Overcharge Class Actions

Antitrust and unfair competition class action lawsuits were filed against us in British Columbia, Ontario, and Quebec, Canada. All three have been certified on behalf of Canadian indirect purchasers who acquired licenses for Microsoft operating system software and/or productivity application software between 1998 and 2010.

The trial of the British Columbia action commenced in May 2016. The plaintiffs filed their case in chief in August 2016, setting out claims made, authorities, and evidence in support of their claims. A six-month oral hearing is scheduled to commence in September 2017, consisting of cross examination on witness affidavits. The Ontario and Quebec cases are inactive.

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

Product-Related Litigation

U.S. cell phone litigation

Nokia, along with other handset manufacturers and network operators, is a defendant in 19 lawsuits filed in the Superior Court for the District of Columbia by individual plaintiffs who allege that radio emissions from cellular handsets caused their brain tumors and other adverse health effects. We assumed responsibility for these claims as part of our acquisition of Nokia’s Devices and Services business and have been substituted for the Nokia defendants. Nine of these cases were filed in 2002 and are consolidated for certain pre-trial proceedings; the remaining 10 cases are stayed. In a separate 2009 decision, the Court of Appeals for the District of Columbia held that adverse health effect claims arising from the use of cellular handsets that operate within the U.S. Federal Communications Commission radio frequency emission guidelines (“FCC Guidelines”) are pre-empted by federal law. The plaintiffs allege that their handsets either operated outside the FCC Guidelines or were manufactured before the FCC Guidelines went into effect. The lawsuits also allege an industry-wide conspiracy to manipulate the science and testing around emission guidelines.

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

Other Contingencies

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

As of September 30, 2016, we accrued aggregate legal liabilities of $443 million in other current liabilities. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.6 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 15 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of September 30, 2016, $3.5 billion remained of our $40.0 billion share repurchase program. All repurchases were made using cash resources.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing an additional $40.0 billion in share repurchases. This share repurchase program will commence following completion of the program approved on September 16, 2013, has no expiration, and may be suspended or discontinued at any time without notice.

We repurchased the following shares of common stock through our share repurchase program approved on September 16, 2013:

(In millions)

Three Months Ended September 30,	2016	2015

Shares of common stock repurchased	63	89
Value of common stock repurchased	$3,550	$4,000

The above table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

PART I

Item 1

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

September 20, 2016	$0.39	November 17, 2016	$3,036	December 8, 2016
September 15, 2015	$0.36	November 19, 2015	$2,868	December 10, 2015

The dividend declared on September 20, 2016 was included in other current liabilities as of September 30, 2016.

NOTE 16 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)

Three Months Ended September 30,	2016	2015

Derivatives

Accumulated other comprehensive income balance, beginning of period	$352	$590
Unrealized gains, net of tax effects of $1 and $28	35	161

Reclassification adjustments for gains included in revenue	(75)	(109)
Tax expense included in provision for income taxes	3	5

Amounts reclassified from accumulated other comprehensive income	(72)	(104)

Net current period other comprehensive income (loss)	(37)	57

Accumulated other comprehensive income balance, end of period	$315	$647

Investments

Accumulated other comprehensive income balance, beginning of period	$2,941	$3,169
Unrealized gains (losses), net of tax effects of $182 and $(305)	339	(566)

Reclassification adjustments for gains included in other income (expense), net	(394)	(8)
Tax expense included in provision for income taxes	138	3

Amounts reclassified from accumulated other comprehensive income	(256)	(5)

Net current period other comprehensive income (loss)	83	(571)

Accumulated other comprehensive income balance, end of period	$3,024	$2,598

Translation adjustments and other

Accumulated other comprehensive loss balance, beginning of period	$(1,756)	$(1,237)
Translation adjustments and other, net of tax effects of $7 and $(12)	98	(270)

Accumulated other comprehensive loss balance, end of period	$(1,658)	$(1,507)

Accumulated other comprehensive income, end of period	$1,681	$1,738

NOTE 17 — SEGMENT INFORMATION

In its operation of the business, management, including our chief operating decision maker, who is also our Chief Executive Officer, reviews certain financial information, including segmented internal profit and loss statements prepared on a basis not consistent with U.S. GAAP. During the periods presented, we reported our financial performance based on the following segments: Productivity and Business Processes, Intelligent Cloud, and More Personal Computing.

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

More Personal Computing

Our More Personal Computing segment consists of products and services geared towards harmonizing the interests of end users, developers, and IT professionals across screens of all sizes. This segment primarily comprises:

•

Windows, including Windows original equipment manufacturer licensing and other non-volume licensing of the Windows operating system; Windows Commercial, comprising volume licensing of the Windows operating system, Windows cloud services, and other Windows commercial offerings; patent licensing; Windows Embedded; MSN display advertising; and Windows Phone licensing.

•	Devices, including Microsoft Surface, phones, and PC accessories.

•	Gaming, including Xbox hardware and Xbox software and services, comprising Xbox Live transactions, subscriptions, and advertising (“Xbox Live”), video games, and third-party video game royalties.

•	Search advertising.

Corporate and Other includes adjustments to conform our internal accounting policies to U.S. GAAP, and impairment, integration, and restructuring expenses. Significant internal accounting policies that differ from U.S. GAAP relate to Windows 10 revenue recognition.

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

PART I

Item 1

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)

Three Months Ended September 30,	2016	2015

Revenue

Productivity and Business Processes	$6,658	$6,306
Intelligent Cloud	6,382	5,892
More Personal Computing	9,294	9,462
Corporate and Other (a)	(1,881)	(1,281)

Total revenue	$20,453	$20,379

(In millions)

Three Months Ended September 30,	2016	2015

Operating income (loss)

Productivity and Business Processes	$3,120	$3,156
Intelligent Cloud	2,058	2,391
More Personal Computing	1,928	1,527
Corporate and Other (a)	(1,881)	(1,281)

Total operating income	$5,225	$5,793

(a)	Corporate and Other revenue and operating loss for the three months ended September 30, 2016 and 2015 consisted of net revenue deferrals related to sales of Windows 10.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of September 30, 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month periods ended September 30, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 28, 2016 we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

October 20, 2016

PART I

Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND

RESULTS OF OPERATIONS

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

OVERVIEW

The following Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is intended to help the reader understand the results of operations and financial condition of Microsoft Corporation. MD&A is provided as a supplement to, and should be read in conjunction with, our Annual Report on Form 10-K for the year ended June 30, 2016, and our financial statements and the accompanying Notes to Financial Statements (Part 1, Item 1 of this Form 10-Q).

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

Highlights from the first quarter of fiscal year 2017 included:

•	Commercial cloud annualized revenue run rate* exceeded $13 billion.

•	Office Commercial revenue grew 5%, driven by Office 365 commercial revenue growth of 51%.

•	Office 365 consumer subscribers increased to 24 million.

•	Microsoft Dynamics (“Dynamics”) revenue grew 11%, driven by Dynamics CRM Online revenue growth.

•	Server products and cloud services revenue grew 11%, driven by Microsoft Azure (“Azure”) revenue growth.

•	Azure revenue grew 116%, with Azure compute usage more than doubling year-over-year.

•	Search advertising revenue, excluding traffic acquisition costs, grew 9%, driven by increased revenue per search and search volume.

*

Commercial cloud annualized revenue run rate is calculated by multiplying revenue for the last month of the quarter by twelve for Office 365 commercial, Azure, Dynamics online, and other cloud properties.

In June 2016, we entered into a definitive agreement to acquire LinkedIn Corporation (“LinkedIn”) for $196 per share in an all-cash transaction valued at $26.2 billion, inclusive of LinkedIn’s net cash (the “Merger Agreement”). We will finance the transaction primarily through the issuance of new indebtedness. The Merger Agreement has been unanimously approved by the Boards of Directors of Microsoft and LinkedIn, and has been approved by LinkedIn’s shareholders. We expect the acquisition will close in calendar year 2016, subject to satisfaction of certain regulatory approvals and other customary closing conditions. The acquisition is expected to accelerate the growth of LinkedIn, as well as Office 365 and Dynamics.

PART I

Item 2

In May 2016, we announced the sale of our entry-level feature phone business for $350 million. The transaction is expected to close by the end of calendar year 2016, subject to regulatory approvals and other closing conditions.

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

Our international operations provide a significant portion of our total revenue and expenses. Many of these revenue and expenses are denominated in currencies other than the U.S. dollar. As a result, changes in foreign exchange rates may significantly affect revenue and expenses. The strengthening of the U.S. dollar relative to certain foreign currencies throughout fiscal year 2016, and continuing into fiscal year 2017, negatively impacted reported revenue and reduced reported expenses from our international operations.

See a discussion of these factors and other risks under Risk Factors (Part II, Item 1A of this Form 10-Q).

Seasonality

Our revenue historically has fluctuated quarterly and has generally been highest in the second quarter of our fiscal year due to corporate calendar year-end spending trends in our major markets and holiday season spending by consumers.

Reportable Segments

The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 17–Segment Information of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the United States (“U.S. GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other.

PART I

Item 2

During the periods presented, we reported our financial performance based on the following segments; Productivity and Business Processes, Intelligent Cloud, and More Personal Computing. We expect to report the financial performance of LinkedIn as part of our Productivity and Business Processes segment.

Additional information on our reportable segments is contained in Note 17–Segment Information of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended September 30,		Percentage Change

	2016	2015

Revenue	$20,453	$20,379	0%
Gross margin	$12,609	$13,172	(4)%
Operating income	$5,225	$5,793	(10)%
Diluted earnings per share	$0.60	$0.61	(2)%

Revenue increased $74 million, driven by growth in Intelligent Cloud and Productivity and Business Processes, offset in part by an increase in the net revenue deferral from Windows 10 and lower revenue from More Personal Computing. Windows 10 revenue is primarily recognized at the time of billing in the More Personal Computing segment, and the deferral and subsequent recognition of revenue is reflected in Corporate and Other. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. Productivity and Business Processes revenue increased, driven by higher revenue from Office 365. More Personal Computing revenue decreased, mainly due to lower revenue from Devices and Gaming, offset in part by higher revenue from Search advertising. Revenue included an unfavorable foreign currency impact of 2%.

Operating income decreased $568 million or 10%, primarily due to lower gross margin and an increase in research and development expenses, offset in part by lower sales and marketing expenses. Operating income included an unfavorable foreign currency impact of 5%. Gross margin decreased $563 million or 4%, driven by higher cost of revenue. Gross margin included an unfavorable foreign currency impact of 2%.

Key changes in expenses were:

•	Cost of revenue increased $637 million or 9%, mainly due to growth in our commercial cloud and Search advertising traffic acquisition costs, offset in part by a reduction in phone sales.

•

Research and development expenses increased $144 million or 5%, primarily due to increased strategic investments and acquisitions to drive cloud engineering, offset in part by a reduction in phone expenses.

•

Sales and marketing expenses decreased $100 million or 3%, primarily due to a reduction in phone expenses and Windows 10 launch-related expenses in the prior year, offset in part by increased investment to drive sales capacity in our commercial cloud.

Diluted earnings per share (“EPS”) was $0.60 for the three months ended September 30, 2016. Current year diluted EPS was negatively impacted by the net revenue deferral from Windows 10, which resulted in a decrease to diluted EPS of $0.16. Diluted EPS was $0.61 for the three months ended September 30, 2015. Prior year diluted EPS was negatively impacted by the net revenue deferral from Windows 10, which resulted in a decrease to diluted EPS of $0.09.

PART I

Item 2

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2016	2015

Revenue

Productivity and Business Processes	$6,658	$6,306	6%
Intelligent Cloud	6,382	5,892	8%
More Personal Computing	9,294	9,462	(2)%
Corporate and Other	(1,881)	(1,281)	(47)%

Total revenue	$20,453	$20,379	0%

Operating income (loss)

Productivity and Business Processes	$3,120	$3,156	(1)%
Intelligent Cloud	2,058	2,391	(14)%
More Personal Computing	1,928	1,527	26%
Corporate and Other	(1,881)	(1,281)	(47)%

Total operating income	$5,225	$5,793	(10)%

Reportable Segments

Productivity and Business Processes

Revenue increased $352 million or 6%, primarily due to higher revenue from Office 365. Revenue included an unfavorable foreign currency impact of 2%.

•

Office Commercial revenue increased $264 million or 5%, driven by higher revenue from Office 365 commercial, mainly due to growth in subscribers, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial. Revenue included an unfavorable foreign currency impact of 3%.

•	Office Consumer revenue increased $58 million or 8%, driven by higher revenue from Office 365 consumer, mainly due to growth in subscribers.

•	Dynamics revenue increased 11%, mainly due to higher revenue from Dynamics CRM Online, driven by seat growth.

Operating income decreased slightly, primarily due to higher operating expenses. Operating expenses increased $35 million or 2%, mainly due to higher research and development expenses, driven by investments in cloud engineering. Operating income included an unfavorable foreign currency impact of 3%. Gross margin was flat, reflecting higher cost of revenue, offset by higher revenue. Gross margin included an unfavorable foreign currency impact of 2%. Cost of revenue increased $353 million or 34%, driven by an increased mix of cloud offerings.

Intelligent Cloud

Revenue increased $490 million or 8%, due to higher revenue from server products and cloud services. Revenue included an unfavorable foreign currency impact of 2%.

•	Server products and cloud services revenue grew $486 million or 11%, driven by Azure revenue growth of 116%, as well as growth in revenue from our server products licensed on-premises.

•

Enterprise Services revenue increased 1%, driven by growth in revenue from Premier Support Services and Microsoft Consulting Services, offset in part by a decline in revenue from custom support agreements.

Operating income decreased $333 million or 14%, primarily due to higher operating expenses. Operating expenses increased $408 million or 21%, mainly due to higher research and development expenses and sales and marketing expenses. Research and development expenses increased $196 million or 26% and sales and marketing expenses

PART I

Item 2

increased $191 million or 22%, driven by strategic investments and acquisitions to drive cloud engineering, sales capacity, and developer engagement. Operating income included an unfavorable foreign currency impact of 3%. Gross margin increased $75 million or 2%, mainly due to higher revenue, offset in part by higher cost of revenue. Gross margin included an unfavorable foreign currency impact of 2%. Cost of revenue increased $415 million or 27%, driven by an increased mix of cloud offerings.

More Personal Computing

Revenue decreased $168 million or 2%, mainly due to lower revenue from Devices and Gaming, offset in part by higher revenue from Search advertising.

•

Devices revenue decreased $493 million or 27%, mainly due to lower revenue from phones, offset in part by higher Microsoft Surface (“Surface”) revenue. Phone revenue decreased $799 million or 72%, driven by a reduction in volume of phones sold. Surface revenue increased $253 million or 38%, primarily driven by a higher mix of premium devices sold.

•

Gaming revenue decreased $110 million or 5%, primarily due to lower Xbox hardware revenue, offset in part by higher revenue from Xbox software and services. Xbox hardware revenue decreased 26%, mainly due to lower prices of consoles sold and a decline in volume of consoles sold. Xbox software and services revenue increased 6%, driven by a higher volume of Xbox Live transactions and revenue per transaction.

•

Search advertising revenue increased $409 million or 40%. Search advertising revenue, excluding traffic acquisition costs, increased 9%, primarily driven by growth in Bing, due to higher revenue per search and search volume.

•

Windows revenue increased slightly, mainly due to higher revenue from patent licensing. Windows OEM licensing (“Windows OEM”) revenue was flat, slightly ahead of the PC market. Windows OEM Pro revenue grew 1%, generally in line with the commercial PC market, and Windows OEM non-Pro revenue declined 1%, slightly outperforming the consumer PC market.

Operating income increased $401 million or 26%, primarily due to lower operating expenses. Operating expenses decreased $438 million or 13%, mainly due to lower sales and marketing expenses and research and development expenses. Sales and marketing expenses decreased $245 million or 18% and research and development expenses decreased $139 million or 9%, driven by a reduction in phone expenses. The decrease in sales and marketing expenses also reflects Windows 10 launch-related expenses in the prior year. Operating income included an unfavorable foreign currency impact of 5%. Gross margin decreased slightly, reflecting lower revenue, offset in part by a reduction in cost of revenue. Cost of revenue decreased $131 million or 3%, driven by a reduction in phone sales, offset in part by an increase in Search advertising traffic acquisition costs and Surface cost of revenue. Surface cost of revenue increased, primarily driven by a higher mix of premium devices sold. Gross margin included an unfavorable foreign currency impact of 2%.

Corporate and Other

Corporate and Other revenue is comprised of revenue deferrals related to Windows 10. Corporate and Other operating income (loss) is comprised of Windows 10 revenue deferrals and corporate-level activity not specifically allocated to a segment, including impairment, integration, and restructuring expenses.

Revenue decreased and operating loss increased, due to a $600 million increase in net revenue deferrals from Windows 10. During the three months ended September 30, 2016 and 2015, we deferred net revenue from Windows 10 of $1.9 billion and $1.3 billion, respectively.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2016	2015

Research and development	$3,106	$2,962	5%
As a percent of revenue	15%	15%	0ppt

PART I

Item 2

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Research and development expenses increased $144 million or 5%, primarily due to increased strategic investments and acquisitions to drive cloud engineering, offset in part by a reduction in phone expenses.

Sales and Marketing

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2016	2015

Sales and marketing	$3,233	$3,333	(3)%
As a percent of revenue	16%	16%	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Sales and marketing expenses decreased $100 million or 3%, primarily due to a reduction in phone expenses and Windows 10 launch-related expenses in the prior year, offset in part by increased investments to drive sales capacity in our commercial cloud.

General and Administrative

(In millions, except percentages)	Three Months Ended September 30,		Percentage Change

	2016	2015

General and administrative	$1,045	$1,084	(4)%
As a percent of revenue	5%	5%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

General and administrative expenses decreased $39 million or 4%, primarily due to a reduction in phone expenses and lower employee-related expenses.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)

Three Months Ended September 30,	2016	2015

Dividends and interest income	$293	$199
Interest expense	(437)	(249)
Net recognized gains on investments	405	2
Net losses on derivatives	(94)	(103)
Net losses on foreign currency remeasurements	(52)	(36)
Other	(15)	(93)

Total	$100	$(280)

We use derivative instruments to: manage risks related to foreign currencies, equity prices, interest rates, and credit; enhance investment returns; and facilitate portfolio diversification. Gains and losses from changes in fair values of derivatives that are not designated as hedges are primarily recognized in other income (expense), net. Other than

PART I

Item 2

those derivatives entered into for investment purposes, such as commodity contracts, the gains (losses) are generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities and gains (losses) on certain balance sheet amounts from foreign exchange rate changes.

Dividends and interest income increased due to higher portfolio balances and yields on fixed-income securities. Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities. Net losses on derivatives decreased slightly due to lower losses on commodity and foreign currency derivatives compared to the prior year and gains on interest rate derivatives as compared to losses in the prior year, offset in part by losses on equity contracts as compared to gains in the prior year. Other reflects losses recognized from certain joint ventures for both periods presented, and prior year includes losses from divestitures.

INCOME TAXES

Our effective tax rate for the three months ended September 30, 2016 and 2015 was 12% and 11%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

The increase in our current quarter effective tax rate compared to prior year was primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries, offset by an increase in the tax benefits relating to stock-based compensation.

Tax contingencies and other income tax liabilities were $12.3 billion and $11.8 billion as of September 30, 2016 and June 30, 2016, respectively, and are included in other long-term liabilities. This increase relates primarily to current period intercompany transfer pricing.

While we settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of September 30, 2016, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months. We also continue to be subject to examination by the IRS for tax years 2010 to 2016.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2016, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $136.9 billion as of September 30, 2016, compared with $113.2 billion as of June 30, 2016. Equity and other investments were $10.5 billion as of September 30, 2016, compared with $10.4 billion as of June 30, 2016. Our short-term investments are primarily intended to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments as of September 30, 2016, $111.1 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $2.4 billion. As of September 30, 2016, approximately 83% of the

PART I

Item 2

cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 4% were invested in corporate notes and bonds of U.S. companies, and approximately 4% were invested in U.S. mortgage- and asset-backed securities, all of which are denominated in U.S. dollars. The remaining cash equivalents and short-term investments held by our foreign subsidiaries were invested in foreign securities.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Collateral received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $210 million as of September 30, 2016. Our average and maximum securities lending payable balances for the three months ended September 30, 2016 were $514 million and $1.2 billion, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

Cash Flows

Cash flows from operations increased $2.7 billion to $11.5 billion for the three months ended September 30, 2016, mainly due to an increase in cash received from customers and unsettled cash equivalent investments in government securities as of quarter end. Cash from financing increased $18.3 billion to $14.3 billion, mainly due to an $18.1 billion increase in proceeds from issuances of debt, net of repayments, and a $395 million decrease in cash used for common stock repurchases, offset in part by a $325 million increase in dividends paid. Cash used in investing increased $13.4 billion to $18.5 billion, mainly due to a $12.8 billion increase in cash used for net investment purchases, sales, and maturities, and an $807 million increase in cash used for additions to property and equipment, offset in part by a $366 million decrease in cash used for acquisitions of companies, net of cash acquired, and purchases of intangibles and other assets.

Debt

We issued debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. See Note 10 – Debt of the Notes to Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion.

PART I

Item 2

Unearned Revenue

Unearned revenue as of September 30, 2016 was comprised mainly of unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue as of September 30, 2016 also included payments for: Windows 10 licenses; post-delivery support and consulting services to be performed in the future; Office 365 subscriptions; Xbox Live subscriptions; Dynamics business solutions products; Skype prepaid credits and subscriptions; bundled products and services; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of September 30, 2016:

(In millions)

Three Months Ending,

December 31, 2016	$11,138
March 31, 2017	8,020
June 30, 2017	5,130
September 30, 2017	2,016
Thereafter	7,284

Total	$33,588

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of September 30, 2016, $3.5 billion remained of our $40.0 billion share repurchase program. While the program has no expiration date, we intend to complete it by December 31, 2016.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing an additional $40.0 billion in share repurchases. This share repurchase program will commence following completion of the program approved on September 16, 2013, has no expiration, and may be suspended or discontinued at any time without notice.

During the three months ended September 30, 2016, we repurchased 63 million shares of Microsoft common stock for $3.6 billion under the share repurchase program approved on September 16, 2013. All repurchases were made using cash resources.

Dividends

See Note 15 – Stockholders’ Equity of the Notes to Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion.

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

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology, as well as continue making acquisitions that align with our business strategy. Additions to property and equipment will continue, including new facilities, datacenters, and computer systems for research and development, sales and marketing, support, and administrative staff. We expect capital expenditures to increase in coming years in support of growth in our cloud offerings. We have operating leases for most U.S. and international sales and support offices and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

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

RECENT ACCOUNTING GUIDANCE

See Note 1 – Accounting Policies of the Notes to Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion.

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

PART I

Item 2

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

We currently are evaluating the impact of the new standard related to revenue recognition, which we anticipate will have a material impact on our consolidated financial statements. See Note 1 – Accounting Policies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

PART I

Item 2

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

PART I

Item 3, 4

The following table sets forth the one-day VaR for substantially all of our positions as of September 30, 2016 and June 30, 2016 and for the three months ended September 30, 2016:

(In millions)

	September 30, 2016	June 30, 2016	Three Months Ended September 30, 2016

Risk Categories			Average	High	Low

Foreign currency	$ 230	$92	$ 183	$303	$88
Interest rate	$ 84	$58	$ 70	$84	$57
Equity	$ 152	$157	$ 160	$165	$151
Commodity	$ 11	$12	$ 11	$12	$9

Total one-day VaR for the combined risk categories was $325 million as of September 30, 2016 and $225 million as of June 30, 2016. The total VaR is 32% and 29% less as of September 30, 2016 and June 30, 2016, respectively, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended September 30, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1, 1A

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 14 – Commitments and Contingencies of the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

•

Competing platforms have content and application marketplaces (sometimes referred to as “stores”) with scale and significant installed bases. The variety and utility of content and applications available on a platform are important to device purchasing decisions. Users sometimes incur costs to move data and buy new content and applications when switching platforms. To compete, we must successfully enlist developers to write applications for our marketplace and ensure that these applications have high quality, customer appeal, and value. Efforts to compete with competitors’ content and application marketplaces may increase our cost of revenue and lower our operating margins.

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

Our increasing focus on services presents execution and competitive risks.    A growing part of our business involves cloud-based services available across the spectrum of computing devices. Our strategic vision is to compete and grow as a productivity and platform company for the mobile-first and cloud-first world. At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which suite of cloud-based services to use. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We are undertaking cultural and organizational changes to drive accountability and eliminate obstacles to innovation. The Company’s investment in gaining insights from data is becoming central to the value of the services we deliver to customers, to our operational efficiency and key opportunities in monetization, customer perceptions of quality, and operational efficiency. Besides software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs will reduce the operating margins we have previously achieved. Whether we succeed in cloud-based services depends on our execution in several areas, including:

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

PART II

Item 1A

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

The launch of Windows 10, with free upgrades to existing users of Windows 7 and 8.1, has been the most ambitious update effort we have ever undertaken. We did extensive preparation and ongoing compatibility testing for applications and devices to help ensure a positive experience for our users installing Windows 10. We also consistently promoted the update to Windows 7 and 8.1 users. However, negative upgrade experiences could adversely affect the reception of Windows 10 in the marketplace and may lead to litigation or regulatory actions by customers and government agencies. In addition, we anticipate that Windows 10 will enable new post-license monetization opportunities beyond initial license revenues. Our inability to realize these opportunities to the extent we expect could have an adverse impact on our revenues. Finally, our practices around data collection, use, and management in Windows 10 are subject to regulatory review, and may result in decisions directing us to change these practices and imposing fines. If so, we could face negative public reaction, degraded user experiences, and reduced flexibility in product design.

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

We may not be able to adequately protect our intellectual property rights

Protecting our intellectual property rights and combating unlicensed copying and use of our software and other intellectual property on a global basis is difficult. While piracy adversely affects U.S. revenue, the impact on revenue

PART II

Item 1A

from outside the U.S. is more significant, particularly in countries where laws are less protective of intellectual property rights. Our revenue in these markets may grow slower than the underlying device market. Similarly, the absence of harmonized patent laws makes it more difficult to ensure consistent respect for patent rights. Throughout the world, we educate users about the benefits of licensing genuine products and obtaining indemnification benefits for intellectual property risks, and we educate lawmakers about the advantages of a business climate where intellectual property rights are protected. Reductions in the legal protection for software intellectual property rights could adversely affect revenue.

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

PART II

Item 1A

In addition, our internal IT environment continues to evolve. Often, we are early adopters of new devices and technologies. We embrace new ways of sharing data and communicating internally and with partners and customers using methods such as social networking and other consumer-oriented technologies. Our business policies and internal security controls may not keep pace with these changes as new threats emerge.

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

We may have outages, data losses, and disruptions of our online services if we fail to maintain an adequate operations infrastructure.    Our increasing user traffic, growth in services, and the complexity of our products and services demand more computing power. We spend substantial amounts to build, purchase, or lease datacenters and equipment and to upgrade our technology and network infrastructure to handle more traffic on our websites and in our datacenters. These demands continue to increase as we introduce new products and services and support the growth of existing services such as Bing, Exchange Online, Microsoft Azure, Microsoft Account services, Office 365, OneDrive, SharePoint Online, Skype, Xbox Live, Outlook.com, and Windows Stores. We are rapidly growing our business of providing a platform and back-end hosting for services provided by third parties to their end users. Maintaining, securing, and expanding this infrastructure is expensive and complex. It requires that we maintain an

PART II

Item 1A

Internet connectivity infrastructure that is robust and reliable within competitive and regulatory constraints that continue to evolve. Inefficiencies or operational failures, including temporary or permanent loss of customer data or insufficient Internet connectivity, could diminish the quality of our products, services, and user experience resulting in contractual liability, claims by customers and other third parties, regulatory actions, damage to our reputation, and loss of current and potential users, subscribers, and advertisers, each of which may harm our operating results and financial condition.

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

Our global operations subject us to potential liability under anti-corruption, trade protection, and other laws and regulations.    The Foreign Corrupt Practices Act and other anti-corruption laws and regulations (“Anti-Corruption Laws”) prohibit corrupt payments by our employees, vendors, or agents. From time to time, we receive inquiries from authorities in the U.S. and elsewhere and reports from employees and others about our business activities outside the U.S. and our compliance with Anti-Corruption Laws. Specifically, we have been cooperating with authorities in the U.S. in connection with reports concerning our compliance with the Foreign Corrupt Practices Act in various countries. While we devote substantial resources to our global compliance programs and have implemented policies,

PART II

Item 1A

training, and internal controls designed to reduce the risk of corrupt payments, our employees, vendors, or agents may violate our policies. Our failure to comply with Anti-Corruption Laws could result in significant fines and penalties, criminal sanctions against us, our officers, or our employees, prohibitions on the conduct of our business, and damage to our reputation. Geopolitical instability may lead to sanctions and impact our ability to do business in some geographies. Operations outside the U.S. may be affected by changes in trade protection laws, policies, and measures, sanctions, and other regulatory requirements affecting trade and investment. We may be subject to legal liability and reputational damage if we sell goods or services in violation of U.S. trade sanctions on countries such as Iran, North Korea, Cuba, Sudan, and Syria.

Other regulatory areas that may apply to our products and online services offerings include user privacy, telecommunications, data storage and protection, and online content. For example, regulators may take the position that our offerings such as Skype are covered by laws regulating telecommunications services. Data protection authorities may assert that our collection, use, and management of customer data is inconsistent with their laws and regulations. Applying these laws and regulations to our business is often unclear, subject to change over time, and sometimes may conflict from jurisdiction to jurisdiction. Additionally, these laws and governments’ approach to their enforcement, and our products and services, are continuing to evolve. Compliance with these types of regulation may involve significant costs or require changes in products or business practices that result in reduced revenue. Noncompliance could result in the imposition of penalties or orders we stop the alleged noncompliant activity.

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, or fines against us.    The growth of our internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This new framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism. The Privacy Shield and other mechanisms are likely to be reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers across the Atlantic. Ongoing legal reviews may result in burdensome or inconsistent requirements affecting the location and movement of our customer and internal employee data as well as the management of that data. Compliance may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.

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

We have claims and lawsuits against us that may result in adverse outcomes.    We are subject to a variety of claims and lawsuits. These claims may arise from a wide variety of business practices and initiatives, including major new product releases such as Windows 10, significant business transactions, warranty or product claims, and employment practices. Adverse outcomes in some or all of these claims may result in significant monetary damages or injunctive relief that could adversely affect our ability to conduct our business. The litigation and other claims are subject to inherent uncertainties and management’s view of these matters may change in the future. A material adverse impact on our consolidated financial statements could occur for the period in which the effect of an unfavorable final outcome becomes probable and reasonably estimable.

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

Our hardware and software products may experience quality or supply problems.    Our vertically-integrated hardware products such as Xbox consoles, Surface devices, phones, and other devices we design, manufacture, and market are highly complex and can have defects in design, manufacture, or associated software. We could incur significant expenses, lost revenue, and reputational harm as a result of recalls, safety alerts, or product liability claims if we fail to prevent, detect, or address such issues through design, testing, or warranty repairs. We acquire some device components from sole suppliers. Our competitors use some of the same suppliers and their demand for hardware components can affect the capacity available to us. If a component from a sole-source supplier is delayed or becomes unavailable, whether because of supplier capacity constraint or industry shortages, we may not obtain timely replacement supplies, resulting in reduced sales. Component shortages, excess or obsolete inventory, or price reductions resulting in inventory adjustments may increase our cost of revenue. Xbox consoles, Surface devices, phones, and other hardware are assembled in Asia and other geographies that may be subject to disruptions in the supply chain, resulting in shortages that would affect our revenue and operating margins. These same risks would apply to any other vertically-integrated hardware and software products we may offer.

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

We strive to empower all people and organizations to achieve more, and accessibility of our products is an important aspect of this goal. There is increasing pressure from advocacy groups, regulators, competitors, and customers to make technology more accessible. If our products do not meet customer expectations or emerging global accessibility requirements, we could lose sales opportunities or face regulatory actions.

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

PART II

Item 1A

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

July 1, 2016 – July 31, 2016	20,206,697	$ 54.04	20,206,697	$ 5,991
August 1, 2016 – August 31, 2016	22,667,078	$ 57.71	22,667,078	$ 4,683
September 1, 2016 – September 30, 2016	20,076,491	$ 57.28	20,076,491	$ 3,533

	62,950,266		62,950,266

During the three months ended September 30, 2016, we repurchased 63 million shares of our common stock for $3.6 billion under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. The share repurchase program became effective on October 1, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. While the program has no expiration date, we intend to complete it by December 31, 2016. As of September 30, 2016, $3.5 billion remained of the $40.0 billion share repurchase program. All repurchases were made using cash resources.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing an additional $40.0 billion in share repurchases. This share repurchase program will commence following completion of the program approved on September 16, 2013, has no expiration, and may be suspended or discontinued at any time without notice.

Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

PART II

Item 6

ITEM 6. EXHIBITS

3.2	Bylaws of Microsoft Corporation (incorporated by reference to Current Report on Form 8-K filed September 22, 2016)

4.14	Eleventh Supplemental Indenture for 1.100% Notes due 2019, 1.550% Notes due 2021, 2.000% Notes due 2023, 2.400% Notes due 2026, 3.450% Notes due 2036, 3.700% Notes due 2046, and 3.950% Notes due 2056, dated as of August 8, 2016, between Microsoft Corporation and U.S. Bank, National Association, as trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Current Report on Form 8-K filed August 5, 2016)

10.1*	Microsoft Corporation 2001 Stock Plan

10.12	Amended and Restated Officers’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee

10.13	Amended and Restated Directors’ Indemnification Trust Agreement between Microsoft Corporation and The Bank of New York Mellon Trust Company, as trustee

10.17*	Executive Incentive Plan

10.18*	Form of Executive Incentive Plan Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan

10.22*	Senior Executive Severance Benefit Plan

10.25*	Form of Executive Incentive Plan Performance Stock Award Agreement under the Microsoft Corporation 2001 Stock Plan

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1**	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2**	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase

*	Indicates a management contract or compensatory plan or arrangement
**	Furnished, not filed

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

October 20, 2016