Form 10-Q
period 2016-12-31
MICROSOFT CORP
filed 2017-01-26
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended December 31, 2016

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at January 20, 2017

Common Stock, $0.00000625 par value per share	7,727,529,820 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended December 31, 2016

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Revenue:
Product	$16,537	$17,974	$30,030	$33,193
Service and other	7,553	5,822	14,513	10,982

Total revenue	24,090	23,796	44,543	44,175

Cost of revenue:
Product	5,378	6,268	8,959	10,303
Service and other	4,523	3,604	8,786	6,776

Total cost of revenue	9,901	9,872	17,745	17,079

Gross margin	14,189	13,924	26,798	27,096
Research and development	3,062	2,900	6,168	5,862
Sales and marketing	4,071	3,960	7,304	7,293
General and administrative	879	1,038	1,924	2,122

Operating income	6,177	6,026	11,402	11,819
Other income (expense), net	186	(171)	286	(451)

Income before income taxes	6,363	5,855	11,688	11,368
Provision for income taxes	1,163	837	1,798	1,448

Net income	$5,200	$5,018	$9,890	$9,920

Earnings per share:
Basic	$0.67	$0.63	$1.27	$1.24
Diluted	$0.66	$0.62	$1.26	$1.23

Weighted average shares outstanding:
Basic	7,755	7,964	7,772	7,980
Diluted	7,830	8,051	7,853	8,068

Cash dividends declared per common share	$0.39	$0.36	$0.78	$0.72

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Net income	$5,200	$5,018	$9,890	$9,920

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $0, $5, $(2), and $28)	280	(49)	243	8
Net unrealized gains (losses) on investments (net of tax effects of $(535), $86, $(491), and $(222))	(994)	160	(911)	(411)
Translation adjustments and other (net of tax effects of $0, $(9), $7, and $(21))	(455)	(76)	(357)	(346)

Other comprehensive income (loss)	(1,169)	35	(1,025)	(749)

Comprehensive income	$4,031	$5,053	$8,865	$9,171

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	December 31, 2016	June 30, 2016

Assets
Current assets:
Cash and cash equivalents	$8,468	$6,510
Short-term investments (including securities loaned of $1,230 and $204)	114,313	106,730

Total cash, cash equivalents, and short-term investments	122,781	113,240
Accounts receivable, net of allowance for doubtful accounts of $340 and $426	14,343	18,277
Inventories	1,961	2,251
Other	5,864	5,892

Total current assets	144,949	139,660
Property and equipment, net of accumulated depreciation of $21,888 and $19,800	21,379	18,356
Equity and other investments	8,912	10,431
Goodwill	34,524	17,872
Intangible assets, net	11,001	3,733
Other long-term assets	3,845	3,416

Total assets	$224,610	$193,468

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,580	$6,898
Short-term debt	25,065	12,904
Current portion of long-term debt	599	0
Accrued compensation	3,982	5,264
Income taxes	508	580
Short-term unearned revenue	26,085	27,468
Securities lending payable	1,280	294
Other	6,688	5,949

Total current liabilities	70,787	59,357
Long-term debt	59,306	40,557
Long-term unearned revenue	8,595	6,441
Deferred income taxes	1,133	1,476
Other long-term liabilities	15,980	13,640

Total liabilities	155,801	121,471

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 7,730 and 7,808	68,177	68,178
Retained earnings	120	2,282
Accumulated other comprehensive income	512	1,537

Total stockholders’ equity	68,809	71,997

Total liabilities and stockholders’ equity	$224,610	$193,468

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Operations
Net income	$5,200	$5,018	$9,890	$9,920
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	2,166	1,544	3,982	3,005
Stock-based compensation expense	767	658	1,470	1,332
Net recognized losses (gains) on investments and derivatives	(652)	50	(963)	151
Deferred income taxes	(587)	(247)	(572)	(174)
Deferral of unearned revenue	14,141	12,570	26,724	22,993
Recognition of unearned revenue	(13,645)	(11,929)	(26,549)	(23,284)
Changes in operating assets and liabilities:
Accounts receivable	(2,711)	(3,118)	4,463	3,258
Inventories	1,132	1,104	265	167
Other current assets	1,309	(932)	343	(1,494)
Other long-term assets	(243)	56	(272)	51
Accounts payable	99	369	(344)	234
Other current liabilities	(1,529)	105	(1,890)	(1,919)
Other long-term liabilities	846	370	1,295	254

Net cash from operations	6,293	5,618	17,842	14,494

Financing
Repayments of short-term debt, maturities of 90 days or less, net	(3,755)	(7,031)	(7,145)	(2,141)
Proceeds from issuance of debt	17,069	13,128	42,046	13,249
Repayments of debt	(4,118)	(121)	(4,343)	(1,871)
Common stock issued	131	117	372	336
Common stock repurchased	(3,599)	(3,678)	(7,961)	(8,435)
Common stock cash dividends paid	(3,024)	(2,868)	(5,824)	(5,343)
Other	312	(65)	200	(243)

Net cash from (used in) financing	3,016	(518)	17,345	(4,448)

Investing
Additions to property and equipment	(1,988)	(2,024)	(4,151)	(3,380)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(24,760)	(381)	(24,784)	(771)
Purchases of investments	(46,775)	(34,750)	(103,956)	(72,320)
Maturities of investments	8,715	5,351	17,374	11,037
Sales of investments	48,987	28,191	81,310	56,693
Securities lending payable	1,070	285	986	347

Net cash used in investing	(14,751)	(3,328)	(33,221)	(8,394)

Effect of foreign exchange rates on cash and cash equivalents	(18)	(18)	(8)	(62)

Net change in cash and cash equivalents	(5,460)	1,754	1,958	1,590
Cash and cash equivalents, beginning of period	13,928	5,431	6,510	5,595

Cash and cash equivalents, end of period	$8,468	$7,185	$8,468	$7,185

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Common stock and paid-in capital
Balance, beginning of period	$67,747	$67,811	$68,178	$68,465
Common stock issued	131	117	372	336
Common stock repurchased	(561)	(609)	(1,935)	(2,157)
Stock-based compensation expense	767	658	1,470	1,332
Other, net	93	0	92	1

Balance, end of period	68,177	67,977	68,177	67,977

Retained earnings
Balance, beginning of period	944	7,896	2,282	9,096
Net income	5,200	5,018	9,890	9,920
Common stock cash dividends	(3,003)	(2,846)	(6,028)	(5,708)
Common stock repurchased	(3,021)	(3,038)	(6,024)	(6,278)

Balance, end of period	120	7,030	120	7,030

Accumulated other comprehensive income
Balance, beginning of period	1,681	1,738	1,537	2,522
Other comprehensive income (loss)	(1,169)	35	(1,025)	(749)

Balance, end of period	512	1,773	512	1,773

Total stockholders’ equity	$68,809	$76,780	$68,809	$76,780

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

Service and other revenue includes sales from cloud-based solutions that provide customers with software, services, platforms, and content such as Office 365, Microsoft Azure (“Azure”), Microsoft Dynamics 365 (“Dynamics 365”), and Xbox Live; solution support; and consulting services. Service and other revenue also includes sales from online advertising and LinkedIn.

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

PART I

Item 1

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

The new standard will be effective for us beginning July 1, 2019, with early adoption permitted. We currently anticipate early adoption of the new standard effective July 1, 2017 in conjunction with our adoption of the new revenue standard. Our ability to early adopt is dependent on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior period financial statements. We remain on schedule and have implemented specific system functionality to enable the accounting transition.

We anticipate this standard will have a material impact on our consolidated balance sheets. However, we do not believe adoption will have a material impact on our consolidated income statements. Due to the recent acquisition of LinkedIn Corporation (“LinkedIn”), we are still assessing the qualitative and quantitative impacts of the leases assumed on our consolidated balance sheets. While we are continuing to assess all potential impacts of the standard, we currently believe the most significant impact relates to our accounting for office space, retail space, and datacenter operating leases. We expect our accounting for capital leases related to office space and datacenters will remain substantially unchanged under the new standard.

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

Revenue from Contracts with Customers

In May 2014, the FASB issued a new standard related to revenue recognition. Under the new standard, revenue is recognized when a customer obtains control of promised goods or services and is recognized in an amount that reflects the consideration which the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers. The FASB recently issued several amendments to the standard, including clarifications on disclosure of prior-period performance obligations and remaining performance obligations.

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

The new standard will be effective for us beginning July 1, 2018, and adoption as of the original effective date of July 1, 2017 is permitted. We currently anticipate early adoption of the new standard effective July 1, 2017. While our ability to early adopt using the full retrospective method is dependent on system readiness, including software procured from third-party providers, and the completion of our analysis of information necessary to restate prior

PART I

Item 1

period financial statements, we remain on schedule and have implemented key system functionality to enable restated financial information. Our progress includes nearing completion of retrospectively adjusted financial information for fiscal year 2016.

We anticipate this standard will have a material impact on our consolidated financial statements, and continue to make progress in assessing all potential impacts of the standard, including any impacts from recently issued amendments. We have reached conclusions on all key accounting assessments related to the new standard. However, we are still assessing impacts from guidance issued by the FASB Transition Resource Group as part of their November 2016 meeting. We will continue to monitor and assess the impact of changes to the standard and interpretations as they become available. We have also started our assessment to determine the revenue recognition impact of our recent acquisition of LinkedIn. The most significant impact of the standard relates to our accounting for software license revenue. Specifically, under the new standard we expect to recognize Windows 10 revenue predominantly at the time of billing rather than ratably over the life of the related device. We expect to recognize license revenue at the time of contract execution rather than over the subscription period from certain multi-year commercial software subscriptions that include both software licenses and Software Assurance. Due to the complexity of certain of our commercial license subscription contracts, the actual revenue recognition treatment required under the standard will be dependent on contract-specific terms, and may vary in some instances from recognition at the time of billing. We expect revenue recognition related to our hardware, cloud offerings including Office 365, and professional services to remain substantially unchanged.

We continue to believe that the net change in Windows 10 revenue from period to period is indicative of the net change in revenue we expect from the adoption of the new standard.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Net income available for common shareholders (A)	$5,200	$5,018	$9,890	$9,920

Weighted average outstanding shares of common stock (B)	7,755	7,964	7,772	7,980
Dilutive effect of stock-based awards	75	87	81	88

Common stock and common stock equivalents (C)	7,830	8,051	7,853	8,068

Earnings Per Share

Basic (A/B)	$0.67	$0.63	$1.27	$1.24
Diluted (A/C)	$0.66	$0.62	$1.26	$1.23

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

PART I

Item 1

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Dividends and interest income	$311	$200	$604	$399
Interest expense	(521)	(309)	(958)	(558)
Net recognized gains on investments	698	106	1,103	108
Net losses on derivatives	(46)	(156)	(140)	(259)
Net gains (losses) on foreign currency remeasurements	(82)	2	(134)	(34)
Other	(174)	(14)	(189)	(107)

Total	$186	$(171)	$286	$(451)

Following are details of net recognized gains (losses) on investments during the periods reported:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Other-than-temporary impairments of investments	$(21)	$(127)	$(39)	$(162)
Realized gains from sales of available-for-sale securities	851	351	1,334	458
Realized losses from sales of available-for-sale securities	(132)	(118)	(192)	(188)

Total	$698	$106	$1,103	$108

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, but excluding held-to-maturity investments, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

December 31, 2016

Cash	$4,037	$0	$0	$4,037	$4,037	$0	$0
Mutual funds	2,363	0	0	2,363	1,961	402	0
Commercial paper	177	0	0	177	77	100	0
Certificates of deposit	1,284	0	0	1,284	1,098	186	0
U.S. government and agency securities	100,128	27	(415)	99,740	1,052	98,688	0
Foreign government bonds	4,747	3	(29)	4,721	243	4,478	0
Mortgage- and asset-backed securities	4,361	12	(7)	4,366	0	4,366	0
Corporate notes and bonds	5,736	64	(26)	5,774	0	5,774	0
Municipal securities	283	39	0	322	0	322	0
Common and preferred stock	4,864	3,685	(160)	8,389	0	0	8,389
Other investments	494	0	0	494	0	(3)	497

Total	$128,474	$3,830	$(637)	$131,667	$8,468	$114,313	$8,886

PART I

Item 1

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2016

Cash	$3,501	$0	$0	$3,501	$3,501	$0	$0
Mutual funds	1,012	0	0	1,012	1,012	0	0
Commercial paper	298	0	0	298	298	0	0
Certificates of deposit	1,000	0	0	1,000	868	132	0
U.S. government and agency securities	89,970	245	(11)	90,204	100	90,104	0
Foreign government bonds	5,502	10	(18)	5,494	731	4,763	0
Mortgage- and asset-backed securities	4,789	21	(2)	4,808	0	4,808	0
Corporate notes and bonds	6,509	110	(35)	6,584	0	6,584	0
Municipal securities	285	57	0	342	0	342	0
Common and preferred stock	5,597	4,452	(236)	9,813	0	0	9,813
Other investments	590	0	0	590	0	(3)	593

Total	$119,053	$4,895	$(302)	$123,646	$6,510	$106,730	$10,406

As of December 31, 2016 and June 30, 2016, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $815 million and $767 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

We lend certain fixed-income and equity securities to increase investment returns. These transactions are accounted for as secured borrowings and the loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. As of December 31, 2016 and June 30, 2016, the collateral received under agreements for loaned securities totaled $1.3 billion and $294 million, which is primarily comprised of U.S. government and agency securities.

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

December 31, 2016

U.S. government and agency securities	$86,391	$(403)	$375	$(12)	$86,766	$(415)
Foreign government bonds	3,721	(10)	35	(19)	3,756	(29)
Mortgage- and asset-backed securities	887	(6)	199	(1)	1,086	(7)
Corporate notes and bonds	1,100	(14)	408	(12)	1,508	(26)
Common and preferred stock	677	(71)	407	(89)	1,084	(160)

Total	$92,776	$(504)	$1,424	$(133)	$94,200	$(637)

PART I

Item 1

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2016

U.S. government and agency securities	$5,816	$(3)	$432	$(8)	$6,248	$(11)
Foreign government bonds	3,452	(3)	35	(15)	3,487	(18)
Mortgage- and asset-backed securities	844	(1)	322	(1)	1,166	(2)
Corporate notes and bonds	1,180	(11)	788	(24)	1,968	(35)
Common and preferred stock	896	(147)	390	(89)	1,286	(236)

Total	$12,188	$(165)	$1,967	$(137)	$14,155	$(302)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

December 31, 2016

Due in one year or less	$16,027	$16,026
Due after one year through five years	94,925	94,669
Due after five years through 10 years	4,470	4,402
Due after 10 years	1,294	1,287

Total	$116,716	$116,384

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

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar. As of December 31, 2016 and June 30, 2016, the total notional amounts of these foreign exchange contracts sold were $6.7 billion and $8.4 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of December 31, 2016 and June 30, 2016, the total notional amounts of these foreign exchange contracts sold were $4.5 billion and $5.3 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of December 31, 2016, the total notional amounts of these foreign exchange contracts purchased and sold were $7.8 billion and $8.8 billion, respectively. As of June 30, 2016, the total notional amounts of these foreign exchange contracts purchased and sold were $12.0 billion and $11.7 billion, respectively.

PART I

Item 1

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of December 31, 2016, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.2 billion and $1.8 billion, respectively, of which $567 million and $764 million, respectively, were designated as hedging instruments. As of June 30, 2016, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.3 billion and $2.2 billion, respectively, of which $737 million and $986 million, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts, and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of December 31, 2016, the total notional amounts of fixed-interest rate contracts purchased and sold were $453 million and $520 million, respectively. As of June 30, 2016, the total notional amounts of fixed-interest rate contracts purchased and sold were $328 million and $2.4 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of December 31, 2016 and June 30, 2016, the total notional derivative amounts of mortgage contracts purchased were $570 million and $548 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of December 31, 2016, the total notional amounts of credit contracts purchased and sold were $359 million and $144 million, respectively. As of June 30, 2016, the total notional amounts of credit contracts purchased and sold were $440 million and $273 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of December 31, 2016, the total notional amounts of commodity contracts purchased and sold were $542 million and $157 million, respectively. As of June 30, 2016, the total notional amounts of commodity contracts purchased and sold were $631 million and $162 million, respectively.

Credit-Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of December 31, 2016, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

	December 31, 2016				June 30, 2016

	Assets			Liabilities	Assets			Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$23	$229	$0	$(238)	$33	$156	$0	$(296)
Equity contracts	20	0	0	(4)	23	0	0	(16)
Interest rate contracts	5	0	0	(5)	10	0	0	(25)
Credit contracts	6	0	0	(3)	6	0	0	(5)
Commodity contracts	1	0	0	0	0	0	0	0

Total	$55	$229	$0	$(250)	$72	$156	$0	$(342)

Designated Hedge Derivatives

Foreign exchange contracts	$293	$543	$0	$0	$1	$392	$0	$(263)
Equity contracts	0	0	1	(26)	0	0	18	(25)

Total	$293	$543	$1	$(26)	$1	$392	$18	$(288)

Total gross amounts of derivatives	$348	$772	$1	$(276)	$73	$548	$18	$(630)

Gross derivatives either offset or subject to an enforceable master netting agreement	$348	$772	$1	$(275)	$69	$548	$18	$(630)
Gross amounts of derivatives offset on the balance sheet	(2)	(227)	(25)	251	(74)	(302)	(25)	398

Net amounts presented on the balance sheet	346	545	(24)	(24)	(5)	246	(7)	(232)
Gross amounts of derivatives not offset on the balance sheet	0	0	0	(1)	0	0	0	0
Cash collateral received	0	0	0	(548)	0	0	0	(250)

Net amount	$346	$545	$(24)	$(573)	$(5)	$246	$(7)	$(482)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair-Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair-value hedges and their related hedged items:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Foreign Exchange Contracts

Derivatives	$685	$48	$637	$(33)
Hedged items	(674)	(41)	(606)	50

Total amount of ineffectiveness	$11	$7	$31	$17

Equity Contracts

Derivatives	$(7)	$(59)	$(17)	$(92)
Hedged items	7	59	17	92

Total amount of ineffectiveness	$0	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$(1)	$(15)	$(4)	$4

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash-flow hedges:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Effective Portion

Gains recognized in other comprehensive income (net of tax effects of $3, $15, $4, and $43)	$449	$122	$484	$283
Gains reclassified from accumulated other comprehensive income into revenue	172	181	247	290

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	(84)	(72)	(154)	(154)

We estimate that $490 million of net derivative gains included in AOCI at December 31, 2016 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and six months ended December 31, 2016.

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

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Foreign exchange contracts	$26	$(134)	$(5)	$(75)
Equity contracts	(25)	(30)	(42)	4
Interest-rate contracts	(10)	9	(6)	8
Credit contracts	2	2	4	(3)
Commodity contracts	22	(52)	0	(136)

Total	$15	$(205)	$(49)	$(202)

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

•

Level 3 – inputs are generally unobservable and typically reflect management’s estimates of assumptions that market participants would use in pricing the asset or liability. The fair values are therefore determined using model-based techniques, including option pricing models and discounted cash flow models. Our Level 3 non-derivative assets and liabilities primarily comprise investments in common and preferred stock, and goodwill and intangible assets, when they are recorded at fair value due to an impairment charge. Unobservable inputs used in the models are significant to the fair values of the assets and liabilities.

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

PART I

Item 1

Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

December 31, 2016

Assets

Mutual funds	$2,363	$0	$0	$2,363	$0	$2,363
Commercial paper	0	177	0	177	0	177
Certificates of deposit	0	1,284	0	1,284	0	1,284
U.S. government and agency securities	93,744	5,996	0	99,740	0	99,740
Foreign government bonds	12	4,398	0	4,410	0	4,410
Mortgage- and asset-backed securities	0	4,366	0	4,366	0	4,366
Corporate notes and bonds	0	5,736	1	5,737	0	5,737
Municipal securities	0	322	0	322	0	322
Common and preferred stock	5,750	1,833	18	7,601	0	7,601
Derivatives	5	1,116	0	1,121	(254)	867

Total	$101,874	$25,228	$19	$127,121	$(254)	$126,867

Liabilities

Derivatives and other	$1	$275	$23	$299	$(251)	$48

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2016

Assets

Mutual funds	$1,012	$0	$0	$1,012	$0	$1,012
Commercial paper	0	298	0	298	0	298
Certificates of deposit	0	1,000	0	1,000	0	1,000
U.S. government and agency securities	86,492	3,707	0	90,199	0	90,199
Foreign government bonds	10	5,705	0	5,715	0	5,715
Mortgage- and asset-backed securities	0	4,803	0	4,803	0	4,803
Corporate notes and bonds	0	6,361	1	6,362	0	6,362
Municipal securities	0	342	0	342	0	342
Common and preferred stock	6,918	2,114	18	9,050	0	9,050
Derivatives	6	633	0	639	(401)	238

Total	$94,438	$24,963	$19	$119,420	$(401)	$119,019

Liabilities

Derivatives and other	$17	$613	$0	$630	$(398)	$232

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

(In millions)

December 31, 2016		June 30, 2016

Net fair value of assets measured at fair value on a recurring basis	$126,867	$119,019
Cash	4,037	3,501
Common and preferred stock measured at fair value on a nonrecurring basis	815	767
Other investments measured at fair value on a nonrecurring basis	497	593
Less derivative net assets classified as other current assets	(545)	(246)
Other	(4)	12

Recorded basis of investment components	$131,667	$123,646

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and six months ended December 31, 2016 and 2015, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

	December 31, 2016	June 30, 2016

Raw materials	$363	$612
Work in process	98	158
Finished goods	1,500	1,481

Total	$1,961	$2,251

NOTE 8 — BUSINESS COMBINATIONS

On December 8, 2016, we completed our acquisition of all of the issued and outstanding shares of LinkedIn, the world’s largest professional network on the Internet, for a preliminary total purchase price of $27.0 billion. The purchase price primarily consisted of cash of $26.4 billion. The acquisition is expected to accelerate the growth of LinkedIn, Office 365, and Dynamics 365. The financial results of LinkedIn have been included in our consolidated financial statements since the date of the acquisition.

The purchase price allocation as of the date of the acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

PART I

Item 1

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Cash and cash equivalents	$1,328
Short-term investments	2,110
Other current assets	697
Property and equipment	1,565
Intangible assets	7,867
Goodwill (a)	16,813
Short-term debt (b)	(1,323)
Other current liabilities	(1,120)
Deferred income taxes	(808)
Other	(132)

Total purchase price	$26,997

(a)

Goodwill was assigned to our Productivity and Business Processes segment. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of LinkedIn. None of the goodwill is expected to be deductible for income tax purposes.

(b)

Convertible senior notes issued by LinkedIn on November 12, 2014, substantially all of which were redeemed prior to December 31, 2016. The remaining $18 million of notes are not redeemable and are included in long-term debt on our consolidated balance sheets. See Note 11 – Debt for further information.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions)	Amount	Weighted Average Life

Technology-based	$2,109	3 years
Contract-based	23	5 years
Customer-related	3,587	7 years
Marketing-related (trade names)	2,148	20 years

Fair value of intangible assets acquired	$7,867	9 years

Our consolidated income statements for both the three and six months ended December 31, 2016 include revenue and operating loss of $228 million and $201 million, respectively, attributable to LinkedIn since the date of acquisition.

Following are the supplemental consolidated results of Microsoft Corporation on an unaudited pro forma basis, as if the acquisition had been consummated on July 1, 2015:

(In millions, except earnings per share)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Revenue	$24,866	$24,629	$46,271	$45,739
Net income	$5,010	$4,685	$9,494	$9,150
Diluted earnings per share	$0.64	$0.58	$1.21	$1.14

These pro forma results were based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods. The pro forma results include adjustments related to purchase accounting, primarily amortization of intangible assets. Acquisition costs and other non-recurring charges incurred were immaterial, and are included in the earliest period presented.

PART I

Item 1

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2016	Acquisitions		Other	December 31, 2016

Productivity and Business Processes	$6,678	$16,816	(a)	$(38)	$23,456
Intelligent Cloud	5,467	0		1	5,468
More Personal Computing	5,727	14		(141)	5,600

Total	$17,872	$16,830		$(178)	$34,524

(a)	Includes goodwill related to LinkedIn and other acquisitions. See Note 8 – Business Combinations for further information.

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

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	December 31, 2016				June 30, 2016

Technology-based (a)	$7,619		$(3,604)	$4,015	$5,970	$(3,648)	$2,322
Marketing-related	3,983		(691)	3,292	1,869	(616)	1,253
Contract-based	801		(709)	92	796	(718)	78
Customer-related	4,023		(421)	3,602	465	(385)	80

Total	$16,426	(b)	$(5,425)	$11,001	$9,100	$(5,367)	$3,733

(a)

Technology-based intangible assets included $87 million and $115 million of net carrying amount of software to be sold, leased, or otherwise marketed as of December 31, 2016 and June 30, 2016, respectively.

(b)	Includes intangible assets related to LinkedIn and other additions. See Note 8 – Business Combinations for further information.

Intangible assets amortization expense was $315 million and $529 million for the three and six months ended December 31, 2016, respectively, and $249 million and $491 million for the three and six months ended December 31, 2015, respectively. Amortization of capitalized software was $14 million and $28 million for the three and six months ended December 31, 2016, respectively, and $18 million and $36 million for the three and six months ended December 31, 2015, respectively.

PART I

Item 1

The following table outlines the estimated future amortization expense related to intangible assets held as of December 31, 2016:

(In millions)

Year Ending June 30,

2017 (excluding the six months ended December 31, 2016)	$1,103
2018	2,167
2019	1,688
2020	1,168
2021	978
Thereafter	3,897

Total	$11,001

NOTE 11 — DEBT

Short-term Debt

As of December 31, 2016, we had $25.1 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.78% and maturities ranging from 43 days to 266 days. As of June 30, 2016, we had $12.9 billion of commercial paper issued and outstanding, with a weighted-average interest rate of 0.43% and maturities ranging from 1 day to 99 days. The estimated fair value of this commercial paper approximates its carrying value.

In November 2016, we entered into a $5.0 billion credit facility which replaced our $5.0 billion credit facility that expired on November 1, 2016. We currently have two $5.0 billion credit facilities that expire on October 31, 2017 and November 14, 2018, respectively. These credit facilities serve as a back-up for our commercial paper program. As of December 31, 2016, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of December 31, 2016, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $59.9 billion and $60.8 billion, respectively. As of June 30, 2016, the total carrying value and estimated fair value of our long-term debt were $40.6 billion and $44.0 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows as of December 31, 2016 and June 30, 2016:

Due Date	Face Value December 31, 2016	Face Value June 30, 2016	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

November 15, 2017	600	600	0.875%	1.084%
May 1, 2018	450	450	1.000%	1.106%
November 3, 2018	1,750	1,750	1.300%	1.396%
December 6, 2018	1,250	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
August 8, 2019 (a)	2,500	*	1.100%	1.203%
November 1, 2019 (c)	18	*	0.500%	0.500%
February 12, 2020	1,500	1,500	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
November 3, 2020	2,250	2,250	2.000%	2.093%
February 8, 2021	500	500	4.000%	4.082%
August 8, 2021 (a)	2,750	*	1.550%	1.642%
December 6, 2021 (b)	1,846	1,944	2.125%	2.233%
February 12, 2022	1,500	1,500	2.375%	2.466%
November 3, 2022	1,000	1,000	2.650%	2.717%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
August 8, 2023 (a)	1,500	*	2.000%	2.101%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 12, 2025	2,250	2,250	2.700%	2.772%
November 3, 2025	3,000	3,000	3.125%	3.176%
August 8, 2026 (a)	4,000	*	2.400%	2.464%
December 6, 2028 (b)	1,846	1,944	3.125%	3.218%
May 2, 2033 (b)	580	611	2.625%	2.690%
February 12, 2035	1,500	1,500	3.500%	3.604%
November 3, 2035	1,000	1,000	4.200%	4.260%
August 8, 2036 (a)	2,250	*	3.450%	3.510%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045	1,750	1,750	3.750%	3.800%
November 3, 2045	3,000	3,000	4.450%	4.492%
August 8, 2046 (a)	4,500	*	3.700%	3.743%
February 12, 2055	2,250	2,250	4.000%	4.063%
November 3, 2055	1,000	1,000	4.750%	4.782%
August 8, 2056 (a)	2,250	*	3.950%	4.033%

Total	$60,490	$40,949

(a)	In August 2016, we issued $19.8 billion of debt securities.
(b)	Euro-denominated debt securities.
(c)	Remaining notes that were acquired as part of the LinkedIn acquisition. See Note 8 – Business combinations for further information.
*	Not applicable

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

PART I

Item 1

As of December 31, 2016 and June 30, 2016, the combined aggregate unamortized discount and debt issuance costs associated with our long-term debt, including the current portion, were $585 million and $392 million, respectively.

NOTE 12 — INCOME TAXES

Our effective tax rate for the three months ended December 31, 2016 and 2015 was 18% and 14%, respectively, and our effective tax rate for the six months ended December 31, 2016 and 2015 was 15% and 13%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

This quarter’s effective tax rate was higher than the prior year’s second quarter effective tax rate, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries. The prior year’s second quarter effective tax rate also included a tax benefit related to the retroactive reinstatement of the U.S. research and development tax credit. The current year-to-date effective tax rate was higher than the prior year-to-date effective tax rate, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries.

Tax contingencies and other income tax liabilities were $13.3 billion and $11.8 billion as of December 31, 2016 and June 30, 2016, respectively, and are included in other long-term liabilities. This increase relates primarily to current period intercompany transfer pricing and foreign tax credits.

While we settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. We also continue to be subject to examination by the IRS for tax years 2010 to 2016. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of December 31, 2016, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

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

In fiscal year 2015, we incurred restructuring charges of $780 million under the Phone Hardware Restructuring Plan, including severance expenses and other reorganization costs. In fiscal year 2016, we reversed $21 million of previously estimated restructuring charges related to contract termination costs. The actions associated with the Phone Hardware Restructuring Plan were substantially complete as of June 30, 2016, and are expected to be completed by the end of fiscal year 2017.

2016 Restructuring

In the fourth quarter of fiscal year 2016, management approved restructuring plans that would result in job eliminations, primarily across our smartphone hardware business and global sales. In addition to the elimination of 1,850 positions that were announced in May 2016, approximately 2,850 roles globally will be reduced during fiscal year 2017 as an extension of the earlier plan. These actions are expected to be completed by the end of the current fiscal year.

PART I

Item 1

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

Changes in the restructuring liability were as follows:

(In millions)	Severance	Other (a)	Total

Restructuring liability as of June 30, 2016	$470	$239	$709
Restructuring charges	0	0	0
Cash paid	(250)	(35)	(285)
Other	(7)	(4)	(11)

Restructuring liability as of December 31, 2016	$213	$200	$413

(a)	“Other” primarily reflects activities associated with the consolidation of our facilities and manufacturing operations, including contract termination costs and asset write-downs.

NOTE 14 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	December 31, 2016	June 30, 2016

Productivity and Business Processes	$11,447	$12,497
Intelligent Cloud	9,749	11,472
More Personal Computing	3,034	3,334
Corporate and Other	10,450	6,606

Total	$34,680	$33,909

Revenue from Windows 10 is primarily recognized at the time of billing in the More Personal Computing segment, and the deferral and subsequent recognition of revenue is reflected in Corporate and Other in the table above. As of December 31, 2016 and June 30, 2016, we deferred a net $10.5 billion and $6.6 billion, respectively, in revenue related to Windows 10.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Capital Lease Commitments

We have capital leases for datacenters and corporate offices. As of December 31, 2016 and June 30, 2016, assets recorded under capital leases were $1.6 billion and $865 million, respectively, and accumulated depreciation associated with capital leases was $95 million and $57 million, respectively. For the three and six months ended December 31, 2016, property and equipment acquired under capital leases was $498 million and $765 million, respectively. We did not acquire any property and equipment under capital leases during the three or six months ended December 31, 2015. As of December 31, 2016 and June 30, 2016, capital lease obligations included in other current liabilities were $56 million and $25 million, respectively, and capital lease obligations included in other long-term liabilities were $1.5 billion and $761 million, respectively.

PART I

Item 1

Future minimum lease payments under non-cancellable capital leases as of December 31, 2016 are as follows:

(In millions)

Year Ending June 30,

2017 (excluding the six months ended December 31, 2016)	$62
2018	126
2019	129
2020	133
2021	136
Thereafter	1,529

Total (a)	$2,115

(a)	As of December 31, 2016, capital leases included imputed interest of $581 million.

As of December 31, 2016, we had additional purchase obligations for capital leases executed but not yet recorded of $4.2 billion.

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

European copyright levies

We assumed from Nokia all potential liability due to Nokia’s alleged failure to pay “private copyright levies” in various European countries based upon sale of memory cards and mobile phones that incorporate blank memory. The levies are based upon a 2001 European Union (“EU”) Directive establishing a right for end users to make copies of copyrighted works for personal or private use, but also allowing the collection of levies based upon sales of blank media or recording devices to compensate copyright holders for private copying. Various collecting societies in EU countries initiated litigation against Nokia, stating it must pay levies not only based upon sales of blank memory cards, but also phones that include blank memory for data storage on the phones, regardless of actual usage of that memory. The most significant cases against Nokia were pending in Germany and Austria, due to both the high volume of sales and high levy amounts sought in these countries. We reached a settlement of the Austrian case in August 2016. In Germany, the only period for which settlement has not been reached is 2004-2007. In July, the

PART I

Item 1

German Supreme Court heard our appeal contesting the legality of the levy assessed on phones with music players and over five megabytes of memory. The Supreme Court issued a ruling in December 2016, finding that the levy may not be appropriate for phones that have the ability to receive music files only via Bluetooth or infrared inputs, and remanded for further proceedings. A new case schedule has not been set, and we are participating in industry-wide settlement negotiations with the collecting society.

Other patent and intellectual property claims

In addition to these cases, there were 58 other patent infringement cases pending against Microsoft as of December 31, 2016.

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

In 2013, defendants in the consolidated cases moved to exclude plaintiffs’ expert evidence of general causation on the basis of flawed scientific methodologies. In 2014, the trial court granted in part and denied in part defendants’ motion to exclude plaintiffs’ general causation experts. The defendants filed an interlocutory appeal challenging the standard for evaluating expert scientific evidence, which the District of Columbia Court of Appeals heard en banc. In October 2016, the Court of Appeals issued its decision adopting the standard advocated by defendants and remanding the cases to the trial court for further proceedings under that standard. Plaintiffs have filed a motion to reopen discovery and file additional expert evidence.

Canadian cell phone class action

Nokia, along with other handset manufacturers and network operators, is a defendant in a 2013 class action lawsuit filed in the Supreme Court of British Columbia by a purported class of Canadians who have used cellular phones for

PART I

Item 1

at least 1,600 hours, including a subclass of users with brain tumors. Microsoft was served with the complaint in June 2014 and has been substituted for the Nokia defendants. The litigation has been dormant for more than two years.

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

As of December 31, 2016, we accrued aggregate legal liabilities of $415 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.5 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 16 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program became effective on October 1, 2013, and was completed on December 22, 2016. All repurchases were made using cash resources.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing an additional $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016 following completion of the prior program approved on September 16, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of December 31, 2016, no shares had been repurchased under this $40.0 billion share repurchase program.

We repurchased the following shares of our common stock through our share repurchase program approved on September 16, 2013:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Shares of common stock repurchased	59	66	122	155
Value of common stock repurchased	$3,533	$3,600	$7,083	$7,600

The above table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal year 2017

September 20, 2016	$0.39	November 17, 2016	$3,024	December 8, 2016
November 30, 2016	$0.39	February 16, 2017	$3,014	March 9, 2017

PART I

Item 1

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal year 2016

September 15, 2015	$0.36	November 19, 2015	$2,868	December 10, 2015
December 2, 2015	$0.36	February 18, 2016	$2,842	March 10, 2016

The dividend declared on November 30, 2016 was included in other current liabilities as of December 31, 2016.

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Derivatives

Accumulated other comprehensive income balance, beginning of period	$315	$647	$352	$590
Unrealized gains, net of tax effects of $3, $15, $4, and $43	449	122	484	283

Reclassification adjustments for gains included in revenue	(172)	(181)	(247)	(290)
Tax expense included in provision for income taxes	3	10	6	15

Amounts reclassified from accumulated other comprehensive income	(169)	(171)	(241)	(275)

Net current period other comprehensive income (loss)	280	(49)	243	8

Accumulated other comprehensive income balance, end of period	$595	$598	$595	$598

Investments

Accumulated other comprehensive income balance, beginning of period	$3,024	$2,598	$2,941	$3,169
Unrealized gains (losses), net of tax effects of $(292), $122, $(110), and $(183)	(543)	228	(204)	(338)

Reclassification adjustments for gains included in other income (expense), net	(694)	(104)	(1,088)	(112)
Tax expense included in provision for income taxes	243	36	381	39

Amounts reclassified from accumulated other comprehensive income	(451)	(68)	(707)	(73)

Net current period other comprehensive income (loss)	(994)	160	(911)	(411)

Accumulated other comprehensive income balance, end of period	$2,030	$2,758	$2,030	$2,758

Translation adjustments and other

Accumulated other comprehensive loss balance, beginning of period	$(1,658)	$(1,507)	$(1,756)	$(1,237)
Translation adjustments and other, net of tax effects of $0, $(9), $7, and $(21)	(455)	(76)	(357)	(346)

Accumulated other comprehensive loss balance, end of period	$(2,113)	$(1,583)	$(2,113)	$(1,583)

Accumulated other comprehensive income, end of period	$512	$1,773	$512	$1,773

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

PART I

Item 1

In December 2016, we completed our acquisition of LinkedIn. LinkedIn is reported as part of our Productivity and Business Processes segment. LinkedIn offers services that can be used by customers to transform the way they hire, market, sell, and learn on a global basis through Talent Solutions, Marketing Solutions, and Premium Subscriptions.

•

Talent Solutions is comprised of Hiring and Learning and Development. Hiring provides services to recruiters that enable them to attract, recruit, and hire talent. Learning and Development provides subscriptions to enterprises and individuals to online learning content.

•

Marketing Solutions enable enterprises and individuals to advertise to LinkedIn’s member base through relevant content. Advertising (consisting of content-based, graphic display, text link, and programmatic) is shown primarily on LinkedIn.com and its mobile applications.

•	Premium Subscriptions (inclusive of Sales Solutions) enable professionals to manage their professional identity, grow their network, and connect with talent.

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

•	Office Consumer, including Office sold through retail or through an Office 365 consumer subscription, and Office Consumer Services, including Skype, Outlook.com, and OneDrive.
•	Microsoft Dynamics (“Dynamics”) business solutions, including Dynamics ERP on-premises, Dynamics CRM on-premises, and Dynamics 365, a set of cloud-based applications across ERP and CRM.
•	LinkedIn, including Talent Solutions, Marketing Solutions, and Premium Subscriptions.

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

PART I

Item 1

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

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Revenue

Productivity and Business Processes	$7,382	$6,690	$14,040	$12,996
Intelligent Cloud	6,861	6,343	13,243	12,235
More Personal Computing	11,823	12,473	21,117	21,935
Corporate and Other (a)	(1,976)	(1,710)	(3,857)	(2,991)

Total revenue	$24,090	$23,796	$44,543	$44,175

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Operating income (loss)

Productivity and Business Processes	$3,256	$3,292	$6,376	$6,448
Intelligent Cloud	2,398	2,568	4,456	4,959
More Personal Computing	2,499	1,876	4,427	3,403
Corporate and Other (a)	(1,976)	(1,710)	(3,857)	(2,991)

Total operating income	$6,177	$6,026	$11,402	$11,819

(a)	Corporate and Other revenue and operating loss for the three and six months ended December 31, 2016 and 2015 consisted of the net revenue deferral related to sales of Windows 10.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of December 31, 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and six-month periods ended December 31, 2016 and 2015. These interim financial statements are the responsibility of the Company’s management.

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

We have previously audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheet of the Company as of June 30, 2016, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the year then ended (not presented herein); and in our report dated July 28, 2016, we expressed an unqualified opinion on those consolidated financial statements. In our opinion, the information set forth in the accompanying consolidated balance sheet as of June 30, 2016 is fairly stated, in all material respects, in relation to the consolidated balance sheet from which it has been derived.

/S/ DELOITTE & TOUCHE LLP

Seattle, Washington

January 26, 2017

PART I

Item 2

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Note About Forward-Looking Statements

This report includes estimates, projections, statements relating to our business plans, objectives, and expected operating results that are “forward-looking statements” within the meaning of the Private Securities Litigation Reform Act of 1995, Section 27A of the Securities Act of 1933, and Section 21E of the Securities Exchange Act of 1934. Forward-looking statements may appear throughout this report, including the following sections: “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and “Risk Factors.” These forward-looking statements generally are identified by the words “believe,” “project,” “expect,” “anticipate,” “estimate,” “intend,” “strategy,” “future,” “opportunity,” “plan,” “may,” “should,” “will,” “would,” “will be,” “will continue,” “will likely result,” and similar expressions. Forward-looking statements are based on current expectations and assumptions that are subject to risks and uncertainties that may cause actual results to differ materially. We describe risks and uncertainties that could cause actual results and events to differ materially in “Risk Factors” (Part II, Item 1A of this Form 10-Q), “Quantitative and Qualitative Disclosures about Market Risk” (Part I, Item 3 of this Form 10-Q), and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” (Part I, Item 2 of this Form 10-Q). We undertake no obligation to update or revise publicly any forward-looking statements, whether because of new information, future events, or otherwise.

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

We generate revenue by licensing and supporting an array of software products, by offering a wide range of services, including cloud-based services, to consumers and businesses, by designing, manufacturing, and selling devices that integrate with our cloud-based services, and by delivering relevant online advertising to a global audience. Our most significant expenses are related to compensating employees; designing, manufacturing, marketing, and selling our products and services; datacenter costs in support of our cloud-based services; and income taxes.

Highlights* from the second quarter of fiscal year 2017 included:

•	Commercial cloud annualized revenue run rate** exceeded $14.0 billion.
•	Office Commercial revenue grew 5%, driven by Office 365 commercial revenue growth of 47%.
•	Office Consumer revenue grew 22%, and Office 365 consumer subscribers increased to 24.9 million.
•	Microsoft Dynamics (“Dynamics”) revenue grew 7%, driven by Dynamics 365 revenue growth.
•	Server products and cloud services revenue grew 12%, driven by Microsoft Azure (“Azure”) revenue growth.
•	Azure revenue grew 93%, with Azure compute usage more than doubling year-over-year.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 5%.
•	Windows Commercial revenue grew 5%, driven by multi-year agreement revenue.
•	Search advertising revenue, excluding traffic acquisition costs, grew 10%, driven by increased revenue per search and search volume.
*	Highlights are presented based on segment results.
**

Commercial cloud annualized revenue run rate is calculated by multiplying revenue for the last month of the quarter by twelve for Office 365 commercial, Azure, Dynamics 365, and other cloud properties.

PART I

Item 2

On December 8, 2016, we completed our acquisition of LinkedIn Corporation (“LinkedIn”) for a preliminary total purchase price of $27.0 billion. LinkedIn has been included in our consolidated results of operations since the date of the acquisition. See Note 8 – Business Combinations in the Notes to Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion.

 In November 2016, we completed the sale of our feature phone business for $350 million.

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

Economic Conditions, Challenges, and Risks

The market for software, devices, and cloud-based services is dynamic and highly competitive. Our competitors are developing new software and devices, while also deploying competing cloud-based services for consumers and businesses. The devices and form factors customers prefer evolve rapidly, and influence how users access services in the cloud, and in some cases, the user’s choice of which suite of cloud-based services to use. We must continue to evolve and adapt over an extended time in pace with this changing environment. The investments we are making in infrastructure and devices will continue to increase our operating costs and may decrease our operating margins.

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

Reportable Segments

The segment amounts included in MD&A are presented on a basis consistent with our internal management reporting. Segment information appearing in Note 18 – Segment Information in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) is also presented on this basis. All differences between our internal management reporting basis and accounting principles generally accepted in the United States (“U.S. GAAP”), along with certain corporate-level and other activity, are included in Corporate and Other. During the periods presented, we reported

PART I

Item 2

our financial performance based on the following segments: Productivity and Business Processes, Intelligent Cloud, and More Personal Computing.

LinkedIn is reported as part of our Productivity and Business Processes segment. LinkedIn offers services that can be used by customers to transform the way they hire, market, sell, and learn on a global basis through Talent Solutions, Marketing Solutions, and Premium Subscriptions.

Additional information on our reportable segments is contained in Note 18 – Segment Information in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q).

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2016	2015		2016	2015

Revenue	$24,090	$23,796	1%	$44,543	$44,175	1%
Gross margin	$14,189	$13,924	2%	$26,798	$27,096	(1)%
Operating income	$6,177	$6,026	3%	$11,402	$11,819	(4)%
Diluted earnings per share	$0.66	$0.62	6%	$1.26	$1.23	2%

Three months ended December 31, 2016 compared with three months ended December 31, 2015

Revenue increased $294 million or 1%, driven by growth in Productivity and Business Processes and Intelligent Cloud, offset in part by lower revenue from More Personal Computing and an increase in the net revenue deferral from Windows 10. Windows 10 revenue is primarily recognized at the time of billing in the More Personal Computing segment, and the deferral and subsequent recognition of revenue is reflected in Corporate and Other. Productivity and Business Processes revenue increased, driven by higher revenue from Office 365 and the acquisition of LinkedIn. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. More Personal Computing revenue decreased, mainly due to lower revenue from Devices and Gaming, offset in part by higher revenue from Windows and Search advertising. Revenue included an unfavorable foreign currency impact of 2%.

Operating income increased $151 million or 3%, primarily due to higher gross margin, offset in part by an increase in operating expenses. Operating income included an unfavorable foreign currency impact of 4%. Gross margin increased $265 million or 2%, driven by higher revenue. Gross margin included an unfavorable foreign currency impact of 2%.

Key changes in expenses were:

•

Cost of revenue increased slightly, mainly due to growth in our commercial cloud, the acquisition of LinkedIn, and higher Search advertising traffic acquisition costs, offset in part by a reduction in phone sales.

•

Research and development expenses increased $162 million or 6%, primarily due to increased strategic investments to drive cloud engineering and LinkedIn expenses, offset in part by a reduction in phone expenses.

•

Sales and marketing expenses increased $111 million or 3%, primarily due to LinkedIn expenses and increased investments to drive sales capacity in our commercial cloud, offset in part by a reduction in phone expenses.

•

General and administrative expenses decreased $159 million or 15%, primarily due to the benefit of a legal settlement in the current year, lower employee-related expenses, and a reduction in phone expenses, offset in part by LinkedIn expenses.

Diluted earnings per share (“EPS”) was $0.66 for the three months ended December 31, 2016. Current year diluted EPS was negatively impacted by the net revenue deferral from Windows 10, which resulted in a decrease to diluted EPS of $0.17. Diluted EPS was $0.62 for the three months ended December 31, 2015. Prior year diluted EPS was negatively impacted by the net revenue deferral from Windows 10, which resulted in a decrease to diluted EPS of $0.14.

PART I

Item 2

Six months ended December 31, 2016 compared with six months ended December 31, 2015

Revenue increased $368 million or 1%, driven by growth in Productivity and Business Processes and Intelligent Cloud, offset in part by an increase in the net revenue deferral from Windows 10 and lower revenue from More Personal Computing. Productivity and Business Processes revenue increased, driven by higher revenue from Office 365. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. More Personal Computing revenue decreased, mainly due to lower revenue from Devices and Gaming, offset in part by higher revenue from Windows and Search advertising.

Operating income decreased $417 million or 4%, primarily due to lower gross margin and an increase in operating expenses. Operating income included an unfavorable foreign currency impact of 5%. Gross margin decreased $298 million or 1%, driven by higher cost of revenue, offset in part by higher revenue. Gross margin included an unfavorable foreign currency impact of 2%.

Key changes in expenses were:

•	Cost of revenue increased $666 million or 4%, mainly due to growth in our commercial cloud and higher Search advertising traffic acquisition costs, offset in part by a reduction in phone sales.
•

Research and development expenses increased $306 million or 5%, primarily due to increased strategic investments to drive cloud engineering and LinkedIn expenses, offset in part by a reduction in phone expenses.

•

General and administrative expenses decreased $198 million or 9%, primarily due to the benefit of a legal settlement in the current year, lower employee-related expenses, and a reduction in phone expenses, offset in part by LinkedIn expenses.

Diluted EPS was $1.26 for the six months ended December 31, 2016. Current year diluted EPS was negatively impacted by the net revenue deferral from Windows 10, which resulted in a decrease to diluted EPS of $0.33. Diluted EPS was $1.23 for the six months ended December 31, 2015. Prior year diluted EPS was negatively impacted by the net revenue deferral from Windows 10, which resulted in a decrease to diluted EPS of $0.23.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2016	2015		2016	2015

Revenue

Productivity and Business Processes	$7,382	$6,690	10%	$14,040	$12,996	8%
Intelligent Cloud	6,861	6,343	8%	13,243	12,235	8%
More Personal Computing	11,823	12,473	(5)%	21,117	21,935	(4)%
Corporate and Other	(1,976)	(1,710)	(16)%	(3,857)	(2,991)	(29)%

Total revenue	$24,090	$23,796	1%	$44,543	$44,175	1%

Operating income (loss)

Productivity and Business Processes	$3,256	$3,292	(1)%	$6,376	$6,448	(1)%
Intelligent Cloud	2,398	2,568	(7)%	4,456	4,959	(10)%
More Personal Computing	2,499	1,876	33%	4,427	3,403	30%
Corporate and Other	(1,976)	(1,710)	(16)%	(3,857)	(2,991)	(29)%

Total operating income	$6,177	$6,026	3%	$11,402	$11,819	(4)%

PART I

Item 2

Reportable Segments

Three months ended December 31, 2016 compared with three months ended December 31, 2015

Productivity and Business Processes

Revenue increased $692 million or 10%, primarily due to higher revenue from Office 365 and the acquisition of LinkedIn. Revenue included an unfavorable foreign currency impact of 2%.

•

Office Commercial revenue increased $289 million or 5%, driven by higher revenue from Office 365 commercial, mainly due to growth in subscribers, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial. Revenue included an unfavorable foreign currency impact of 2%.

•	LinkedIn revenue was $228 million, primarily comprised of revenue from Talent Solutions and Marketing Solutions.
•	Office Consumer revenue increased $156 million or 22%, driven by higher revenue from Office 365 consumer, mainly due to growth in subscribers.
•	Dynamics revenue increased 7%, due to higher revenue from Dynamics 365.

Operating income decreased slightly, primarily due to higher operating expenses, offset in part by an increase in gross margin. Operating income included an unfavorable foreign currency impact of 2%. Operating expenses increased $288 million or 13%, mainly due to LinkedIn expenses and investments in cloud engineering. Operating expenses included $310 million related to our acquisition of LinkedIn, including $52 million of amortization of acquired intangible assets. Sales and marketing expenses increased $165 million or 13%, and research and development expenses increased $129 million or 20%. Gross margin increased $252 million or 5%, driven by higher revenue, offset in part by higher cost of revenue. Cost of revenue increased $440 million or 37%, driven by an increased mix of cloud offerings and our acquisition of LinkedIn. Cost of revenue included $119 million related to our acquisition of LinkedIn, including $72 million of amortization of acquired intangible assets.

Intelligent Cloud

Revenue increased $518 million or 8%, primarily due to higher revenue from server products and cloud services. Revenue included an unfavorable foreign currency impact of 2%.

•

Server products and cloud services revenue grew $577 million or 12%, driven by Azure revenue growth of 93%, and 5% growth in revenue from our server products licensed on-premises. Revenue included an unfavorable foreign currency impact of 2%.

•

Enterprise Services revenue decreased 4%, driven by a decline in revenue from custom support agreements, offset in part by higher revenue from Premier Support Services and Microsoft Consulting Services.

Operating income decreased $170 million or 7%, primarily due to higher operating expenses, offset in part by higher gross margin. Operating income included an unfavorable foreign currency impact of 3%. Operating expenses increased $264 million or 12%, mainly due to higher sales and marketing expenses and research and development expenses. Sales and marketing expenses increased $154 million or 15% and research and development expenses increased $145 million or 19%, driven by strategic investments to drive cloud engineering, sales capacity, and developer engagement. Gross margin increased $94 million or 2%, driven by higher revenue, offset in part by higher cost of revenue. Gross margin included an unfavorable foreign currency impact of 2%. Cost of revenue increased $424 million or 26%, primarily driven by investments to increase capacity and meet demand for the capabilities of our cloud offerings.

More Personal Computing

Revenue decreased $650 million or 5%, mainly due to lower revenue from Devices and Gaming, offset in part by higher revenue from Windows and Search advertising.

•

Windows revenue increased $149 million or 3%, mainly due to higher revenue from Windows OEM and Windows Commercial, offset in part by lower revenue from patent licensing. Windows OEM revenue increased 5%. Windows OEM Pro revenue grew 6%, slightly outperforming a strengthening commercial PC market, and Windows OEM non-Pro revenue grew 5%, outperforming the consumer PC market.

PART I

Item 2

Windows Commercial revenue grew 5%, driven by renewals and a higher mix of premium multi-year agreements. Patent licensing revenue decreased 25%, mainly due to a decline in licensed units and license revenue per unit.

•

Search advertising revenue increased $177 million or 12%. Search advertising revenue, excluding traffic acquisition costs, increased 10%, primarily driven by growth in Bing, due to higher revenue per search and search volume.

•	Devices revenue decreased $914 million or 35%, mainly due to lower revenue from phones. Phone revenue decreased $878 million or 81%, driven by a reduction in volume of phones sold.
•

Gaming revenue decreased $104 million or 3%, primarily due to lower Xbox hardware revenue, offset in part by higher revenue from Xbox software and services. Xbox hardware revenue decreased 22%, mainly due to lower prices of consoles sold and a decline in volume of consoles sold. Xbox software and services revenue increased 18%, driven by a higher volume of Xbox Live transactions and revenue per transaction.

Operating income increased $623 million or 33%, due to lower operating expenses and higher gross margin. Operating income included an unfavorable foreign currency impact of 4%. Operating expenses decreased $438 million or 12%. Sales and marketing expenses decreased $208 million or 13%, driven by a reduction in phone expenses and Surface launch-related expenses in the prior year. General and administrative expenses decreased $118 million or 31%, driven by the benefit of a legal settlement in the current year and a reduction in phone expenses. Research and development expenses decreased $112 million or 8%, driven by a reduction in phone expenses. Gross margin increased $185 million or 3%, driven by lower cost of revenue, offset in part by lower revenue. Gross margin included an unfavorable foreign currency impact of 2%. Cost of revenue decreased $835 million or 12%, driven by a reduction in phone sales and lower Xbox hardware cost of revenue, offset in part by an increase in Xbox software and services cost of revenue and Search advertising traffic acquisition costs.

Six months ended December 31, 2016 compared with six months ended December 31, 2015

Productivity and Business Processes

Revenue increased $1.0 billion or 8%, primarily due to higher revenue from Office 365. Revenue included an unfavorable foreign currency impact of 2%.

•

Office Commercial revenue increased $553 million or 5%, driven by higher revenue from Office 365 commercial, mainly due to growth in subscribers, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial. Revenue included an unfavorable foreign currency impact of 3%.

•	LinkedIn revenue was $228 million, primarily comprised of revenue from Talent Solutions and Marketing Solutions.
•	Office Consumer revenue increased $214 million or 15%, driven by higher revenue from Office 365 consumer, mainly due to growth in subscribers.
•	Dynamics revenue increased 9%, due to higher revenue from Dynamics 365.

Operating income decreased $72 million or 1%, primarily due to higher operating expenses, offset in part by higher gross margin. Operating income included an unfavorable foreign currency impact of 3%. Operating expenses increased $323 million or 7%, mainly due to LinkedIn expenses and investments in cloud engineering. Research and development expenses increased $216 million or 17%, and sales and marketing expenses increased $119 million or 5%. Gross margin increased $251 million or 2%, driven by higher revenue, offset in part by higher cost of revenue. Gross margin included an unfavorable foreign currency impact of 2%. Cost of revenue increased $793 million or 35%, driven by an increased mix of cloud offerings.

Intelligent Cloud

Revenue increased $1.0 billion or 8%, primarily due to higher revenue from server products and cloud services. Revenue included an unfavorable foreign currency impact of 2%.

•

Server products and cloud services revenue grew $1.1 billion or 11%, driven by Azure revenue growth of 104%, and 4% growth in revenue from our server products licensed on-premises. Revenue included an unfavorable foreign currency impact of 2%.

PART I

Item 2

•

Enterprise Services revenue decreased 2%, driven by a decline in revenue from custom support agreements, offset in part by higher revenue from Premier Support Services and Microsoft Consulting Services.

Operating income decreased $503 million or 10%, primarily due to higher operating expenses, offset in part by higher gross margin. Operating income included an unfavorable foreign currency impact of 3%. Operating expenses increased $672 million or 16%, mainly due to higher sales and marketing expenses and research and development expenses. Sales and marketing expenses increased $345 million or 18% and research and development expenses increased $341 million or 22%, driven by strategic investments to drive cloud engineering, sales capacity, and developer engagement. Gross margin increased $169 million or 2%, driven by higher revenue, offset in part by higher cost of revenue. Gross margin included an unfavorable foreign currency impact of 2%. Cost of revenue increased $839 million or 27%, driven primarily by investments to increase capacity and meet demand for the capabilities of our cloud offerings.

More Personal Computing

Revenue decreased $818 million or 4%, mainly due to lower revenue from Devices and Gaming, offset in part by higher revenue from Windows and Search advertising.

•

Windows revenue increased $162 million or 2%, mainly due to higher revenue from Windows OEM and Windows Commercial. Windows OEM revenue increased 3%. Windows OEM Pro revenue grew 4%, generally in line with the commercial PC market, and Windows OEM non-Pro revenue grew 2%, outperforming the consumer PC market. Windows Commercial revenue grew 2%, driven by renewals and a higher mix of premium multi-year agreements.

•

Search advertising revenue increased $586 million or 24%. Search advertising revenue, excluding traffic acquisition costs, increased 9%, primarily driven by growth in Bing, due to higher revenue per search and search volume.

•

Devices revenue decreased $1.4 billion or 31%, mainly due to lower revenue from phones, offset in part by higher Surface revenue. Phone revenue decreased $1.7 billion or 76%, driven by a reduction in volume of phones sold. Surface revenue increased $223 million or 11%, primarily driven by a higher mix of premium devices sold.

•

Gaming revenue decreased $214 million or 4%, primarily due to lower Xbox hardware revenue, offset in part by higher revenue from Xbox software and services. Xbox hardware revenue decreased 23%, mainly due to lower prices of consoles sold and a decline in volume of consoles sold. Xbox software and services revenue increased 13%, driven by a higher volume of Xbox Live transactions and revenue per transaction.

Operating income increased $1.0 billion or 30%, due to lower operating expenses and higher gross margin. Operating income included an unfavorable foreign currency impact of 4%. Operating expenses decreased $876 million or 13%. Sales and marketing expenses decreased $453 million or 15%, driven by a reduction in phone expenses as well as Windows 10 and Surface launch-related expenses in the prior year. Research and development expenses decreased $251 million or 8%, driven by a reduction in phone expenses. General and administrative expenses decreased $172 million or 22%, driven by a reduction in phone expenses and the benefit of a legal settlement in the current year. Gross margin increased $148 million or 1%, driven by lower cost of revenue, offset in part by lower revenue. Gross margin included an unfavorable foreign currency impact of 2%. Cost of revenue decreased $966 million or 8%, driven by a reduction in phone sales and lower Xbox hardware cost of revenue, offset in part by an increase in Search advertising traffic acquisition costs and Xbox software and services cost of revenue. Surface cost of revenue increased, primarily driven by a higher mix of premium devices sold.

Corporate and Other

Corporate and Other revenue is comprised of revenue deferrals related to Windows 10. Corporate and Other operating income (loss) is comprised of Windows 10 revenue deferrals and corporate-level activity not specifically allocated to a segment, including impairment, integration, and restructuring expenses.

PART I

Item 2

Three months ended December 31, 2016 compared with three months ended December 31, 2015

Revenue decreased and operating loss increased, due to a $266 million increase in the net revenue deferral from Windows 10. During the three months ended December 31, 2016 and 2015, we deferred net revenue from Windows 10 of $2.0 billion and $1.7 billion, respectively.

Six months ended December 31, 2016 compared with six months ended December 31, 2015

Revenue decreased and operating loss increased, due to an $866 million increase in the net revenue deferral from Windows 10. During the six months ended December 31, 2016 and 2015, we deferred net revenue from Windows 10 of $3.9 billion and $3.0 billion, respectively.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2016	2015		2016	2015

Research and development	$3,062	$2,900	6%	$6,168	$5,862	5%
As a percent of revenue	13%	12%	1ppt	14%	13%	1ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Three months ended December 31, 2016 compared with three months ended December 31, 2015

Research and development expenses increased $162 million or 6%, primarily due to increased strategic investments to drive cloud engineering and LinkedIn expenses, offset in part by a reduction in phone expenses. Expenses included $82 million related to our acquisition of LinkedIn.

Six months ended December 31, 2016 compared with six months ended December 31, 2015

Research and development expenses increased $306 million or 5%, primarily due to increased strategic investments to drive cloud engineering and LinkedIn expenses, offset in part by a reduction in phone expenses.

Sales and Marketing

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2016	2015		2016	2015

Sales and marketing	$4,071	$3,960	3%	$7,304	$7,293	0%
As a percent of revenue	17%	17%	0ppt	16%	17%	(1)ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

PART I

Item 2

Three months ended December 31, 2016 compared with three months ended December 31, 2015

Sales and marketing expenses increased $111 million or 3%, primarily due to LinkedIn expenses and increased investments to drive sales capacity in our commercial cloud, offset in part by a reduction in phone expenses. Expenses included $195 million related to our acquisition of LinkedIn, including $52 million of amortization of acquired intangible assets.

Six months ended December 31, 2016 compared with six months ended December 31, 2015

Sales and marketing expenses increased slightly, primarily due to increased investments to drive sales capacity in our commercial cloud and LinkedIn expenses, offset in part by a reduction in phone expenses and Windows 10 launch-related expenses in the prior year.

General and Administrative

(In millions, except percentages)	Three Months Ended December 31,		Percentage Change	Six Months Ended December 31,		Percentage Change

	2016	2015		2016	2015

General and administrative	$879	$1,038	(15)%	$1,924	$2,122	(9)%
As a percent of revenue	4%	4%	0ppt	4%	5%	(1)ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three months ended December 31, 2016 compared with three months ended December 31, 2015

General and administrative expenses decreased $159 million or 15%, primarily due to the benefit of a legal settlement in the current year, lower employee-related expenses, and a reduction in phone expenses, offset in part by LinkedIn expenses. Expenses included $33 million related to our acquisition of LinkedIn.

Six months ended December 31, 2016 compared with six months ended December 31, 2015

General and administrative expenses decreased $198 million or 9%, primarily due to the benefit of a legal settlement in the current year, lower employee-related expenses, and a reduction in phone expenses, offset in part by LinkedIn expenses.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended December 31,		Six Months Ended December 31,

	2016	2015	2016	2015

Dividends and interest income	$311	$200	$604	$399
Interest expense	(521)	(309)	(958)	(558)
Net recognized gains on investments	698	106	1,103	108
Net losses on derivatives	(46)	(156)	(140)	(259)
Net gains (losses) on foreign currency remeasurements	(82)	2	(134)	(34)
Other	(174)	(14)	(189)	(107)

Total	$186	$(171)	$286	$(451)

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

PART I

Item 2

generally economically offset by unrealized gains (losses) in the underlying available-for-sale securities and gains (losses) on certain balance sheet amounts from foreign exchange rate changes.

Three months ended December 31, 2016 compared with three months ended December 31, 2015

Dividends and interest income increased primarily due to higher portfolio balances and yields. Interest expense increased primarily due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities. Other-than-temporary impairments were $21 million for the three months ended December 31, 2016, compared with $127 million in the prior year. Net losses on derivatives decreased due to gains on commodity derivatives in the current period as compared to losses in the prior period and lower losses on foreign currency and equity derivatives. Other reflects recognized losses from divestitures and certain joint ventures.

Six months ended December 31, 2016 compared with six months ended December 31, 2015

Dividends and interest income increased primarily due to higher portfolio balances and yields. Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities. Other-than-temporary impairments were $39 million for the six months ended December 31, 2016, compared with $162 million in the prior year. Net losses on derivatives decreased due to lower losses on commodity and foreign currency derivatives, offset in part by losses on equity derivatives in the current period as compared to gains in the prior period. Other reflects recognized losses on divestitures and certain joint ventures.

INCOME TAXES

Our effective tax rate for the three months ended December 31, 2016 and 2015 was 18% and 14%, respectively, and our effective tax rate for the six months ended December 31, 2016 and 2015 was 15% and 13%, respectively. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

This quarter’s effective tax rate was higher than the prior year’s second quarter effective tax rate, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries. The prior year’s second quarter effective tax rate also included a tax benefit related to the retroactive reinstatement of the U.S. research and development tax credit. The current year-to-date effective tax rate was higher than the prior year-to-date effective tax rate, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries.

Tax contingencies and other income tax liabilities were $13.3 billion and $11.8 billion as of December 31, 2016 and June 30, 2016, respectively, and are included in other long-term liabilities. This increase relates primarily to current period intercompany transfer pricing and foreign tax credits.

While we settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. We also continue to be subject to examination by the IRS for tax years 2010 to 2016. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of December 31, 2016, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2016, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

PART I

Item 2

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $122.8 billion as of December 31, 2016, compared with $113.2 billion as of June 30, 2016. Equity and other investments were $8.9 billion as of December 31, 2016, compared with $10.4 billion as of June 30, 2016. Our short-term investments are primarily intended to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments as of December 31, 2016, $116.3 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $2.2 billion. As of December 31, 2016, approximately 85% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 3% were invested in corporate notes and bonds of U.S. companies, and approximately 4% were invested in U.S. mortgage- and asset-backed securities, all of which are denominated in U.S. dollars. The remaining cash equivalents and short-term investments held by our foreign subsidiaries were invested in foreign securities.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Collateral received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $1.3 billion as of December 31, 2016. Our average and maximum securities lending payable balances for the three months ended December 31, 2016 were $719 million and $1.5 billion, respectively. Our average and maximum securities lending payable balances for the six months ended December 31, 2016 were $615 million and $1.5 billion, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

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

PART I

Item 2

Cash Flows

Cash from operations increased $3.3 billion to $17.8 billion for the six months ended December 31, 2016, mainly due to an increase in cash received from customers and an income tax refund for overpayment of estimated taxes. Cash from financing increased $21.8 billion to $17.3 billion, mainly due to a $21.3 billion increase in proceeds from issuances of debt, net of repayments, and a $474 million decrease in cash used for common stock repurchases, offset in part by a $481 million increase in dividends paid. Cash used in investing increased $24.8 billion to $33.2 billion, mainly due to a $24.0 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangibles and other assets, a $771 million increase in cash used for additions to property and equipment, and a $682 million increase in cash used for net investment purchases, sales, and maturities, offset in part by a $639 million increase in cash from securities lending activities.

Debt

We issued debt to take advantage of favorable pricing and liquidity in the debt markets, reflecting our credit rating and the low interest rate environment. The proceeds of these issuances were or will be used for general corporate purposes, which may include, among other things, funding for working capital, capital expenditures, repurchases of capital stock, acquisitions, and repayment of existing debt. See Note 11 – Debt in the Notes to Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion.

Unearned Revenue

Unearned revenue as of December 31, 2016 was comprised mainly of unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue as of December 31, 2016 also included payments for: Windows 10 licenses; post-delivery support and consulting services to be performed in the future; Office 365 subscriptions; Xbox Live subscriptions; LinkedIn; Dynamics business solutions products; Skype prepaid credits and subscriptions; bundled products and services; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of December 31, 2016:

(In millions)

Three Months Ending,

March 31, 2017	$11,411
June 30, 2017	7,634
September 30, 2017	4,272
December 31, 2017	2,768
Thereafter	8,595

Total	$34,680

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program became effective on October 1, 2013, and was completed on December 22, 2016.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing an additional $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016 following completion of the prior program approved on September 16, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of December 31, 2016, no shares had been repurchased under this $40.0 billion share repurchase program.

PART I

Item 2

During the three and six months ended December 31, 2016, we repurchased 59 million shares and 122 million shares of our common stock for $3.5 billion and $7.1 billion, respectively, through the share repurchase program approved on September 16, 2013. All repurchases were made using cash resources.

Dividends

See Note 16 – Stockholders’ Equity in the Notes to Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion.

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

Other Planned Uses of Capital

We will continue to invest in sales, marketing, product support infrastructure, and existing and advanced areas of technology, as well as continue making acquisitions that align with our business strategy. Additions to property and equipment will continue, including new facilities, datacenters, and computer systems for research and development, sales and marketing, support, and administrative staff. We expect capital expenditures to increase in coming years to support growth in our cloud offerings. We have operating leases for most U.S. and international sales and support offices and certain equipment. We have not engaged in any related party transactions or arrangements with unconsolidated entities or other persons that are reasonably likely to materially affect liquidity or the availability of capital resources.

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

RECENT ACCOUNTING GUIDANCE

See Note 1 – Accounting Policies in the Notes to Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion.

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

We currently are evaluating the impact of the new standard related to revenue recognition, which we anticipate will have a material impact on our consolidated financial statements. See Note 1 – Accounting Policies in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

PART I

Item 3, 4

The following table sets forth the one-day VaR for substantially all of our positions as of December 31, 2016 and June 30, 2016 and for the three months ended December 31, 2016:

(In millions)

	December 31, 2016	June 30, 2016	Three Months Ended December 31, 2016

Risk Categories			Average	High	Low

Foreign currency	$175	$92	$188	$229	$155
Interest rate	$122	$58	$101	$124	$83
Equity	$125	$157	$141	$153	$125
Commodity	$11	$12	$11	$12	$9

Total one-day VaR for the combined risk categories was $272 million as of December 31, 2016 and $225 million as of June 30, 2016. The total VaR is 37% and 29% less as of December 31, 2016 and June 30, 2016, respectively, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended December 31, 2016 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II

Item 1, 1A

PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

See Note 15 – Commitments and Contingencies in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for information regarding legal proceedings in which we are involved.

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

PART II

Item 1A

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

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. In December 2016, we completed our acquisition of LinkedIn for $27 billion. The LinkedIn acquisition and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition.

If our goodwill or amortizable intangible assets become impaired, we may be required to record a significant charge to earnings. We acquire other companies and intangible assets and may not realize all the economic benefit from those acquisitions, which could cause an impairment of goodwill or intangibles. We review our amortizable intangible assets for impairment when events or changes in circumstances indicate the carrying value may not be recoverable. We test goodwill for impairment at least annually. Factors that may be a change in circumstances, indicating that the carrying value of our goodwill or amortizable intangible assets may not be recoverable, include a decline in our stock price and market capitalization, reduced future cash flow estimates, and slower growth rates in industry segments in which we participate. We may be required to record a significant charge on our consolidated financial statements during the period in which any impairment of our goodwill or amortizable intangible assets is determined, negatively affecting our results of operations. For example, in the fourth quarter of fiscal year 2015, we recorded a $5.1 billion charge for the impairment of goodwill and a $2.2 billion charge for the impairment of intangible assets, and in the fourth quarter of fiscal year 2016 we recorded a $480 million charge for the impairment of intangible assets. The impairment charges for both periods related to our phone business. Our acquisition of LinkedIn resulted in a significant increase in our goodwill and intangible asset balances.

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

PART II

Item 1A

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

Security of Microsoft’s information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, may take steps that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software to attack our products and services and gain access to our networks and datacenters, using social engineering techniques to induce employees, users, partners, or customers to disclose sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, thereby increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.

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

Security of our products, services, devices, and customers’ data

The Security of our products and services is important in our customers’ decisions to purchase or use our products or services. Security threats are a challenge to companies like us whose business is technology products and services. Threats to our own IT infrastructure can also affect our customers. Customers using our cloud-based services rely on the security of our infrastructure to ensure the reliability of our services and the protection of their data. Hackers tend to focus their efforts on the most popular operating systems, programs, and services, including many of ours, and we expect that to continue. Hackers that acquire user account information at other companies can use that information to compromise our users’ accounts where accounts share the same attributes like passwords.

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

PART II

Item 1A

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

Laws and regulations relating to the handling of personal data may impede the adoption of our services or result in increased costs, legal claims, or fines against us. The growth of our Internet- and cloud-based services internationally relies increasingly on the movement of data across national boundaries. Legal requirements relating to the collection, storage, handling, and transfer of personal data continue to evolve. For example, the EU and the U.S. formally entered into a new framework in July 2016 that provides a mechanism for companies to transfer data from EU member states to the U.S. This new framework, called the Privacy Shield, is intended to address shortcomings identified by the European Court of Justice in a predecessor mechanism. The Privacy Shield and other mechanisms are likely to be reviewed by the European courts, which may lead to uncertainty about the legal basis for data transfers across the Atlantic. In 2016 the EU adopted a new law governing data practices and privacy called the General Data Protection Regulation (“GDPR”), which becomes effective in May 2018. The law requires firms to meet new requirements regarding the handling of personal data. Engineering efforts to build new capabilities to facilitate compliance with the law may entail substantial expense and the diversion of engineering resources from other projects.  If we are unable to engineer products that meet Microsoft’s legal duties or help our customers meet their obligations under the GDPR or other data regulations, we might experience reduced demand for our offerings. Non-compliance with the GDPR may result in monetary penalties of up to 4% of worldwide turnover.

Ongoing legal reviews by regulators may result in burdensome or inconsistent requirements affecting the location and movement of our customer and internal employee data as well as the management of that data. Compliance may require changes in services, business practices, or internal systems that result in increased costs, lower revenue, reduced efficiency, or greater difficulty in competing with foreign-based firms. Failure to comply with existing or new rules may result in significant penalties or orders to stop the alleged noncompliant activity.

Our business depends on our ability to attract and retain talented employees. Our business is based on successfully attracting and retaining talented employees. The market for highly skilled workers and leaders in our industry is extremely competitive. We are limited in our ability to recruit internationally by restrictive domestic immigration laws. Changes to U.S. immigration policies that restrain the flow of technical and professional talent may inhibit our ability to adequately staff our research and development efforts. If we are less successful in our recruiting efforts, or if we cannot retain key employees, our ability to develop and deliver successful products and services may be adversely affected. Effective succession planning is also important to our long-term success. Failure to ensure effective transfer of knowledge and smooth transitions involving key employees could hinder our strategic planning and execution. How employment-related laws are interpreted and applied to our workforce practices may result in increased operating costs and less flexibility in how we meet our workforce needs.

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

PART II

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

PART II

Item 1A

systems and strength of our business continuity management plans, and magnifies the potential impact of prolonged service outages on our operating results.

Abrupt political change, terrorist activity, and armed conflict pose a risk of general economic disruption in affected countries, which may increase our operating costs. These conditions also may add uncertainty to the timing and budget for technology investment decisions by our customers, and may cause supply chain disruptions for hardware manufacturers. Emerging nationalist trends in specific countries may significantly alter the trade environment. Changes to trade policy or agreements may result in higher tariffs, local sourcing initiatives, or other developments that make it more difficult to sell our products in foreign countries. Any of these changes may negatively impact our revenues.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

Items 2(a) and (b) are not applicable.

(c) STOCK REPURCHASES

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

October 1, 2016 – October 31, 2016	20,210,426	$58.39	20,210,426	$2,353
November 1, 2016 – November 30, 2016	20,319,000	$59.88	20,319,000	$1,136
December 1, 2016 – December 31, 2016	18,358,931	$61.89	18,358,931	$40,000

	58,888,357		58,888,357

During the three months ended December 31, 2016, we repurchased 59 million shares of our common stock for $3.5 billion under a $40.0 billion share repurchase plan approved by our Board of Directors on September 16, 2013. This share repurchase program became effective on October 1, 2013, and was completed on December 22, 2016. All repurchases were made using cash resources.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing an additional $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016 following completion of the prior program approved on September 16, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of December 31, 2016, no shares had been repurchased under this $40.0 billion share repurchase program.

Our stock repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

PART II

Item 6

ITEM 6. EXHIBITS

3.1	Amended and Restated Articles of Incorporation of Microsoft Corporation (incorporated by reference to Form 8-K filed December 1, 2016)

15	Letter regarding unaudited interim financial information

31.1	Certifications of Chief Executive Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

31.2	Certifications of Chief Financial Officer Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1*	Certification of Chief Executive Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

32.2*	Certification of Chief Financial Officer Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS	XBRL Instance Document

101.SCH	XBRL Taxonomy Extension Schema

101.CAL	XBRL Taxonomy Extension Calculation Linkbase

101.DEF	XBRL Taxonomy Extension Definition Linkbase

101.LAB	XBRL Taxonomy Extension Label Linkbase

101.PRE	XBRL Taxonomy Extension Presentation Linkbase
*	Furnished, not filed

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

January 26, 2017