Form 10-Q
period 2017-03-31
MICROSOFT CORP
filed 2017-04-27
CIK 789019

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the Quarterly Period Ended March 31, 2017

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes ☒ No ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes ☒ No ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See the definitions of “large accelerated filer,” “accelerated filer,” “smaller reporting company,” and “emerging growth company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☐
Emerging growth company ☐

If an emerging growth company, indicate by check mark if the registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at April 21, 2017

Common Stock, $0.00000625 par value per share	7,720,514,731 shares

MICROSOFT CORPORATION

FORM 10-Q

For the Quarter Ended March 31, 2017

PART I

Item 1

PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

INCOME STATEMENTS

(In millions, except per share amounts) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Revenue:
Product	$13,391	$14,321	$43,421	$47,514
Service and other	8,699	6,210	23,212	17,192

Total revenue	22,090	20,531	66,633	64,706

Cost of revenue:
Product	3,075	3,801	12,034	14,104
Service and other	4,985	3,921	13,771	10,697

Total cost of revenue	8,060	7,722	25,805	24,801

Gross margin	14,030	12,809	40,828	39,905
Research and development	3,355	2,980	9,523	8,842
Sales and marketing	3,879	3,406	11,183	10,699
General and administrative	1,202	1,140	3,126	3,262

Operating income	5,594	5,283	16,996	17,102
Other income (expense), net	322	(247)	608	(698)

Income before income taxes	5,916	5,036	17,604	16,404
Provision for income taxes	1,115	1,280	2,913	2,728

Net income	$4,801	$3,756	$14,691	$13,676

Earnings per share:
Basic	$0.62	$0.48	$1.89	$1.72
Diluted	$0.61	$0.47	$1.87	$1.70

Weighted average shares outstanding:
Basic	7,725	7,895	7,756	7,952
Diluted	7,813	7,985	7,840	8,041

Cash dividends declared per common share	$0.39	$0.36	$1.17	$1.08

See accompanying notes.

PART I

Item 1

COMPREHENSIVE INCOME STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Net income	$4,801	$3,756	$14,691	$13,676

Other comprehensive income (loss):
Net unrealized gains (losses) on derivatives (net of tax effects of $1, $(30), $(1), and $(2))	(225)	(285)	18	(277)
Net unrealized gains (losses) on investments (net of tax effects of $34, $186, $(457), and $(36))	65	345	(846)	(66)
Translation adjustments and other (net of tax effects of $0, $3, $7, and $(18))	292	7	(65)	(339)

Other comprehensive income (loss)	132	67	(893)	(682)

Comprehensive income	$4,933	$3,823	$13,798	$12,994

See accompanying notes.

PART I

Item 1

BALANCE SHEETS

(In millions) (Unaudited)

	March 31, 2017	June 30, 2016

Assets
Current assets:
Cash and cash equivalents	$6,713	$6,510
Short-term investments (including securities loaned of $4,462 and $204)	119,305	106,730

Total cash, cash equivalents, and short-term investments	126,018	113,240
Accounts receivable, net of allowance for doubtful accounts of $302 and $426	12,882	18,277
Inventories	1,979	2,251
Other	5,434	5,892

Total current assets	146,313	139,660
Property and equipment, net of accumulated depreciation of $22,992 and $19,800	21,962	18,356
Equity and other investments	7,381	10,431
Goodwill	34,668	17,872
Intangible assets, net	10,547	3,733
Other long-term assets	4,146	3,416

Total assets	$225,017	$193,468

Liabilities and stockholders’ equity
Current liabilities:
Accounts payable	$6,217	$6,898
Short-term debt	7,187	12,904
Current portion of long-term debt	599	0
Accrued compensation	4,604	5,264
Income taxes	654	580
Short-term unearned revenue	26,518	27,468
Securities lending payable	201	294
Other	6,025	5,949

Total current liabilities	52,005	59,357
Long-term debt	76,222	40,557
Long-term unearned revenue	9,215	6,441
Deferred income taxes	465	1,476
Other long-term liabilities	17,381	13,640

Total liabilities	155,288	121,471

Commitments and contingencies
Stockholders’ equity:
Common stock and paid-in capital—shares authorized 24,000; outstanding 7,723 and 7,808	68,554	68,178
Retained earnings	531	2,282
Accumulated other comprehensive income	644	1,537

Total stockholders’ equity	69,729	71,997

Total liabilities and stockholders’ equity	$225,017	$193,468

See accompanying notes.

PART I

Item 1

CASH FLOWS STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Operations
Net income	$4,801	$3,756	$14,691	$13,676
Adjustments to reconcile net income to net cash from operations:
Depreciation, amortization, and other	2,453	1,707	6,435	4,712
Stock-based compensation expense	883	672	2,353	2,004
Net recognized losses (gains) on investments and derivatives	(590)	65	(1,553)	216
Deferred income taxes	(777)	351	(1,349)	177
Deferral of unearned revenue	15,995	13,073	42,719	36,066
Recognition of unearned revenue	(14,941)	(12,210)	(41,490)	(35,494)
Changes in operating assets and liabilities:
Accounts receivable	1,487	2,288	5,950	5,546
Inventories	(16)	241	249	408
Other current assets	(25)	(420)	318	(1,914)
Other long-term assets	(26)	7	(298)	58
Accounts payable	(425)	(129)	(769)	105
Other current liabilities	742	626	(1,148)	(1,293)
Other long-term liabilities	1,099	340	2,394	594

Net cash from operations	10,660	10,367	28,502	24,861

Financing
Proceeds from issuance (repayments) of short-term debt, maturities of 90 days or less, net	(1,302)	2,622	(8,447)	481
Proceeds from issuance of debt	547	25	42,593	13,274
Repayments of debt	(211)	(900)	(4,554)	(2,771)
Common stock issued	179	159	551	495
Common stock repurchased	(2,062)	(3,857)	(10,023)	(12,292)
Common stock cash dividends paid	(3,012)	(2,842)	(8,836)	(8,185)
Other, net	(375)	(123)	(175)	(366)

Net cash from (used in) financing	(6,236)	(4,916)	11,109	(9,364)

Investing
Additions to property and equipment	(1,695)	(2,308)	(5,846)	(5,688)
Acquisition of companies, net of cash acquired, and purchases of intangible and other assets	(802)	(559)	(25,586)	(1,330)
Purchases of investments	(43,918)	(27,341)	(147,874)	(99,661)
Maturities of investments	4,860	5,192	22,234	16,229
Sales of investments	36,444	19,599	117,754	76,292
Securities lending payable	(1,080)	(66)	(94)	281

Net cash used in investing	(6,191)	(5,483)	(39,412)	(13,877)

Effect of foreign exchange rates on cash and cash equivalents	12	17	4	(45)

Net change in cash and cash equivalents	(1,755)	(15)	203	1,575
Cash and cash equivalents, beginning of period	8,468	7,185	6,510	5,595

Cash and cash equivalents, end of period	$6,713	$7,170	$6,713	$7,170

See accompanying notes.

PART I

Item 1

STOCKHOLDERS’ EQUITY STATEMENTS

(In millions) (Unaudited)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Common stock and paid-in capital
Balance, beginning of period	$68,177	$67,977	$68,178	$68,465
Common stock issued	179	159	551	495
Common stock repurchased	(684)	(853)	(2,619)	(3,010)
Stock-based compensation expense	883	672	2,353	2,004
Other, net	(1)	57	91	58

Balance, end of period	68,554	68,012	68,554	68,012

Retained earnings
Balance, beginning of period	120	7,030	2,282	9,096
Net income	4,801	3,756	14,691	13,676
Common stock cash dividends	(3,009)	(2,822)	(9,037)	(8,530)
Common stock repurchased	(1,381)	(3,010)	(7,405)	(9,288)

Balance, end of period	531	4,954	531	4,954

Accumulated other comprehensive income
Balance, beginning of period	512	1,773	1,537	2,522
Other comprehensive income (loss)	132	67	(893)	(682)

Balance, end of period	644	1,840	644	1,840

Total stockholders’ equity	$69,729	$74,806	$69,729	$74,806

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

Estimates and Assumptions

Preparing financial statements requires management to make estimates and assumptions that affect the reported amounts of assets, liabilities, revenue, and expenses. Examples of estimates include: loss contingencies; product warranties; the fair value of and/or potential impairment of goodwill and intangible assets for our reporting units; product life cycles; useful lives of our tangible and intangible assets; allowances for doubtful accounts; allowances for product returns; the market value of, and demand for, our inventory; and stock-based compensation forfeiture rates. Examples of assumptions include: the elements comprising a software arrangement, including the distinction between upgrades or enhancements and new products; when technological feasibility is achieved for our products; the potential outcome of future tax consequences of events that have been recognized on our consolidated financial statements or tax returns; and determining when investment impairments are other-than-temporary. Actual results and outcomes may differ from management’s estimates and assumptions.

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

Recent Accounting Guidance Not Yet Adopted

Accounting for Income Taxes – Intra-Entity Asset Transfers

In October 2016, the Financial Accounting Standards Board (“FASB”) issued new guidance requiring an entity to recognize the income tax consequences of an intra-entity transfer of an asset other than inventory when the transfer occurs, rather than when the asset has been sold to an outside party. This guidance is effective for us beginning July 1, 2018, with early adoption permitted beginning July 1, 2017. We plan to adopt the guidance effective July 1, 2018. Adoption of the guidance will be applied using a modified retrospective approach through a cumulative-effect

PART I

Item 1

adjustment to retained earnings as of the effective date. A cumulative-effect adjustment will capture the write-off of income tax consequences deferred from past intra-entity transfers involving assets other than inventory and new deferred tax assets for amounts not recognized under current U.S. GAAP. We are currently evaluating the impact of the guidance on our consolidated financial statements, including accounting policies, processes, and systems.

Financial Instruments – Credit Losses

In June 2016, the FASB issued a new standard to replace the incurred loss impairment methodology under current U.S. GAAP with a methodology that reflects expected credit losses and requires consideration of a broader range of reasonable and supportable information to inform credit loss estimates. We will be required to use a forward-looking expected credit loss model for accounts receivables, loans, and other financial instruments. Credit losses relating to available-for-sale debt securities will also be recorded through an allowance for credit losses rather than as a reduction in the amortized cost basis of the securities. The standard will be effective for us beginning July 1, 2020, with early adoption permitted beginning July 1, 2019. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

Leases

In February 2016, the FASB issued a new standard related to leases to increase transparency and comparability among organizations by requiring the recognition of right-of-use (“ROU”) assets and lease liabilities on the balance sheet. Most prominent among the changes in the standard is the recognition of ROU assets and lease liabilities by lessees for those leases classified as operating leases under current U.S. GAAP. Under the standard, disclosures are required to meet the objective of enabling users of financial statements to assess the amount, timing, and uncertainty of cash flows arising from leases. We will be required to recognize and measure leases existing at, or entered into after, the beginning of the earliest comparative period presented using a modified retrospective approach, with certain practical expedients available.

The standard will be effective for us beginning July 1, 2019, with early adoption permitted. We plan to adopt the standard effective July 1, 2017 concurrent with our adoption of the new standard related to revenue recognition. We intend to elect the available practical expedients on adoption. While our ability to early adopt depends on system readiness, including software procured from third-party providers, and completing our analysis of information necessary to restate prior period consolidated financial statements, we remain on schedule and have implemented key system functionality to enable the preparation of restated financial information.

We anticipate this standard will have a material impact on our consolidated balance sheets. However, we do not expect adoption will have a material impact on our consolidated income statements. While we are continuing to assess potential impacts of the standard, we currently expect the most significant impact will be the recognition of ROU assets and lease liabilities for operating leases. We expect our accounting for capital leases to remain substantially unchanged.

We are nearing completion of retrospectively adjusting financial information for fiscal year 2016 and are progressing as planned for fiscal year 2017. We expect adoption of the standard will result in the recognition of additional ROU assets and lease liabilities for operating leases of approximately $5 billion as of June 30, 2016. ROU assets and lease liabilities for operating leases are expected to increase in fiscal year 2017 primarily due to the acquisition of LinkedIn Corporation (“LinkedIn”) and additional datacenter leases.

Financial Instruments – Recognition, Measurement, Presentation, and Disclosure

In January 2016, the FASB issued a new standard related to certain aspects of recognition, measurement, presentation, and disclosure of financial instruments. Most prominent among the changes in the standard is the requirement for changes in the fair value of our equity investments, with certain exceptions, to be recognized through net income rather than other comprehensive income (“OCI”). The standard will be effective for us beginning July 1, 2018. Adoption of the standard will be applied using a modified retrospective approach through a cumulative-effect adjustment to retained earnings as of the effective date. We are currently evaluating the impact of this standard on our consolidated financial statements, including accounting policies, processes, and systems.

PART I

Item 1

Revenue from Contracts with Customers

In May 2014, the FASB issued a new standard related to revenue recognition. Under the standard, revenue is recognized when a customer obtains control of promised goods or services in an amount that reflects the consideration the entity expects to receive in exchange for those goods or services. In addition, the standard requires disclosure of the nature, amount, timing, and uncertainty of revenue and cash flows arising from contracts with customers.

The guidance permits two methods of adoption: retrospectively to each prior reporting period presented (full retrospective method), or retrospectively with the cumulative effect of initially applying the guidance recognized at the date of initial application (modified retrospective method). We plan to adopt the standard using the full retrospective method to restate each prior reporting period presented.

The standard will be effective for us beginning July 1, 2018, with early adoption permitted as of the original effective date of July 1, 2017. We plan to adopt the standard effective July 1, 2017. While our ability to early adopt using the full retrospective method depends on system readiness, including software procured from third-party providers, and completing our analysis of information necessary to restate prior period consolidated financial statements, we remain on schedule and have implemented key system functionality to enable the preparation of restated financial information.

We have reached conclusions on key accounting assessments related to the standard. However, we are finalizing our assessment and quantifying the impacts related to accounting for costs incurred to obtain a contract based on guidance issued by the FASB Transition Resource Group as part of their November 2016 meeting. We will continue to monitor and assess the impact of any changes to the standard and interpretations as they become available.

The most significant impact of the standard relates to our accounting for software license revenue. Specifically, under the standard we expect to recognize Windows 10 revenue predominantly at the time of billing rather than ratably over the life of the related device. We expect to recognize license revenue at the time of contract execution rather than over the subscription period from certain multi-year commercial software subscriptions that include both software licenses and Software Assurance. Due to the complexity of certain of our commercial license subscription contracts, the actual revenue recognition treatment required under the standard will depend on contract-specific terms and in some instances may vary from recognition at the time of billing. We expect revenue recognition related to our hardware, cloud offerings including Office 365, LinkedIn, and professional services to remain substantially unchanged.

We are nearing completion of retrospectively adjusting financial information for fiscal year 2016 and are progressing as planned for fiscal year 2017. We estimate our revenue would have been approximately $6 billion higher in fiscal year 2016 under the standard primarily due to the net change in Windows 10 revenue recognition.

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

The components of basic and diluted EPS were as follows:

(In millions, except earnings per share)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Net income available for common shareholders (A)	$4,801	$3,756	$14,691	$13,676

Weighted average outstanding shares of common stock (B)	7,725	7,895	7,756	7,952
Dilutive effect of stock-based awards	88	90	84	89

Common stock and common stock equivalents (C)	7,813	7,985	7,840	8,041

Earnings Per Share

Basic (A/B)	$0.62	$0.48	$1.89	$1.72
Diluted (A/C)	$0.61	$0.47	$1.87	$1.70

Anti-dilutive stock-based awards excluded from the calculations of diluted EPS were immaterial during the periods presented.

NOTE 3 — OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Dividends and interest income	$380	$230	$984	$629
Interest expense	(609)	(340)	(1,567)	(898)
Net recognized gains on investments	790	85	1,893	193
Net losses on derivatives	(200)	(155)	(340)	(414)
Net losses on foreign currency remeasurements	0	(18)	(134)	(52)
Other, net	(39)	(49)	(228)	(156)

Total	$322	$(247)	$608	$(698)

Following are details of net recognized gains (losses) on investments:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Other-than-temporary impairments of investments	$(15)	$(86)	$(54)	$(248)
Realized gains from sales of available-for-sale securities	938	282	2,272	740
Realized losses from sales of available-for-sale securities	(133)	(111)	(325)	(299)

Total	$790	$85	$1,893	$193

PART I

Item 1

NOTE 4 — INVESTMENTS

Investment Components

The components of investments, including associated derivatives, were as follows:

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

March 31, 2017

Cash	$3,390	$0	$0	$3,390	$3,390	$0	$0
Mutual funds	1,139	0	0	1,139	1,139	0	0
Commercial paper	536	0	0	536	337	199	0
Certificates of deposit	1,767	0	0	1,767	1,341	426	0
U.S. government and agency securities	104,688	75	(345)	104,418	102	104,316	0
Foreign government bonds	5,344	2	(16)	5,330	404	4,926	0
Mortgage- and asset-backed securities	4,241	16	(4)	4,253	0	4,253	0
Corporate notes and bonds	4,823	60	(17)	4,866	0	4,866	0
Municipal securities	284	38	0	322	0	322	0
Common and preferred stock	3,380	3,561	(79)	6,862	0	0	6,862
Other investments	516	0	0	516	0	(3)	519

Total	$130,108	$3,752	$(461)	$133,399	$6,713	$119,305	$7,381

(In millions)	Cost Basis	Unrealized Gains	Unrealized Losses	Recorded Basis	Cash and Cash Equivalents	Short-term Investments	Equity and Other Investments

June 30, 2016

Cash	$3,501	$0	$0	$3,501	$3,501	$0	$0
Mutual funds	1,012	0	0	1,012	1,012	0	0
Commercial paper	298	0	0	298	298	0	0
Certificates of deposit	1,000	0	0	1,000	868	132	0
U.S. government and agency securities	89,970	245	(11)	90,204	100	90,104	0
Foreign government bonds	5,502	10	(18)	5,494	731	4,763	0
Mortgage- and asset-backed securities	4,789	21	(2)	4,808	0	4,808	0
Corporate notes and bonds	6,509	110	(35)	6,584	0	6,584	0
Municipal securities	285	57	0	342	0	342	0
Common and preferred stock	5,597	4,452	(236)	9,813	0	0	9,813
Other investments	615	0	0	615	0	(3)	618

Total	$119,078	$4,895	$(302)	$123,671	$6,510	$106,730	$10,431

As of March 31, 2017 and June 30, 2016, the recorded bases of common and preferred stock that are restricted for more than one year or are not publicly traded were $856 million and $767 million, respectively. These investments are carried at cost and are reviewed quarterly for indicators of other-than-temporary impairment. It is not practicable for us to reliably estimate the fair value of these investments.

We lend certain fixed-income and equity securities to increase investment returns. These transactions are accounted for as secured borrowings and the loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. As of March 31, 2017, collateral received was $4.6 billion, which was primarily comprised of U.S. government and agency securities. As of June 30, 2016, collateral received was $294 million, which was primarily comprised of cash.

PART I

Item 1

Unrealized Losses on Investments

Investments with continuous unrealized losses for less than 12 months and 12 months or greater and their related fair values were as follows:

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

March 31, 2017

U.S. government and agency securities	$68,195	$(336)	$373	$(9)	$68,568	$(345)
Foreign government bonds	5,281	(4)	23	(12)	5,304	(16)
Mortgage- and asset-backed securities	774	(3)	198	(1)	972	(4)
Corporate notes and bonds	658	(11)	346	(6)	1,004	(17)
Common and preferred stock	295	(25)	233	(54)	528	(79)

Total	$75,203	$(379)	$1,173	$(82)	$76,376	$(461)

	Less than 12 Months		12 Months or Greater			Total Unrealized Losses

(In millions)	Fair Value	Unrealized Losses	Fair Value	Unrealized Losses	Total Fair Value

June 30, 2016

U.S. government and agency securities	$5,816	$(3)	$432	$(8)	$6,248	$(11)
Foreign government bonds	3,452	(3)	35	(15)	3,487	(18)
Mortgage- and asset-backed securities	844	(1)	322	(1)	1,166	(2)
Corporate notes and bonds	1,180	(11)	788	(24)	1,968	(35)
Common and preferred stock	896	(147)	390	(89)	1,286	(236)

Total	$12,188	$(165)	$1,967	$(137)	$14,155	$(302)

Unrealized losses from fixed-income securities are primarily attributable to changes in interest rates. Unrealized losses from domestic and international equities are due to market price movements. Management does not believe any remaining unrealized losses represent other-than-temporary impairments based on our evaluation of available evidence.

Debt Investment Maturities

(In millions)	Cost Basis	Estimated Fair Value

March 31, 2017

Due in one year or less	$16,644	$16,637
Due after one year through five years	97,412	97,250
Due after five years through 10 years	6,536	6,512
Due after 10 years	1,091	1,093

Total	$121,683	$121,492

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

PART I

Item 1

Foreign Currency

Certain forecasted transactions, assets, and liabilities are exposed to foreign currency risk. We monitor our foreign currency exposures daily to maximize the economic effectiveness of our foreign currency hedge positions. Option and forward contracts are used to hedge a portion of forecasted international revenue for up to three years in the future and are designated as cash flow hedging instruments. Principal currencies hedged include the euro, Japanese yen, British pound, Canadian dollar, and Australian dollar. As of March 31, 2017 and June 30, 2016, the total notional amounts of these foreign exchange contracts sold were $10.6 billion and $8.4 billion, respectively.

Foreign currency risks related to certain non-U.S. dollar denominated securities are hedged using foreign exchange forward contracts that are designated as fair value hedging instruments. As of March 31, 2017 and June 30, 2016, the total notional amounts of these foreign exchange contracts sold were $5.2 billion and $5.3 billion, respectively.

Certain options and forwards not designated as hedging instruments are also used to manage the variability in foreign exchange rates on certain balance sheet amounts and to manage other foreign currency exposures. As of March 31, 2017, the total notional amounts of these foreign exchange contracts purchased and sold were $7.9 billion and $6.3 billion, respectively. As of June 30, 2016, the total notional amounts of these foreign exchange contracts purchased and sold were $12.0 billion and $11.7 billion, respectively.

Equity

Securities held in our equity and other investments portfolio are subject to market price risk. Market price risk is managed relative to broad-based global and domestic equity indices using certain convertible preferred investments, options, futures, and swap contracts not designated as hedging instruments. From time to time, to hedge our price risk, we may use and designate equity derivatives as hedging instruments, including puts, calls, swaps, and forwards. As of March 31, 2017, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.3 billion and $1.8 billion, respectively, of which $1.1 billion and $1.2 billion, respectively, were designated as hedging instruments. As of June 30, 2016, the total notional amounts of equity contracts purchased and sold for managing market price risk were $1.3 billion and $2.2 billion, respectively, of which $737 million and $986 million, respectively, were designated as hedging instruments.

Interest Rate

Securities held in our fixed-income portfolio are subject to different interest rate risks based on their maturities. We manage the average maturity of our fixed-income portfolio to achieve economic returns that correlate to certain broad-based fixed-income indices using exchange-traded option and futures contracts, and over-the-counter swap and option contracts, none of which are designated as hedging instruments. As of March 31, 2017, the total notional amounts of fixed-interest rate contracts purchased and sold were $438 million and $393 million, respectively. As of June 30, 2016, the total notional amounts of fixed-interest rate contracts purchased and sold were $328 million and $2.4 billion, respectively.

In addition, we use “To Be Announced” forward purchase commitments of mortgage-backed assets to gain exposure to agency mortgage-backed securities. These meet the definition of a derivative instrument in cases where physical delivery of the assets is not taken at the earliest available delivery date. As of March 31, 2017 and June 30, 2016, the total notional derivative amounts of mortgage contracts purchased were $568 million and $548 million, respectively.

Credit

Our fixed-income portfolio is diversified and consists primarily of investment-grade securities. We use credit default swap contracts, not designated as hedging instruments, to manage credit exposures relative to broad-based indices and to facilitate portfolio diversification. We use credit default swaps as they are a low-cost method of managing exposure to individual credit risks or groups of credit risks. As of March 31, 2017, the total notional amounts of credit contracts purchased and sold were $312 million and $107 million, respectively. As of June 30, 2016, the total notional amounts of credit contracts purchased and sold were $440 million and $273 million, respectively.

Commodity

We use broad-based commodity exposures to enhance portfolio returns and to facilitate portfolio diversification. We use swaps, futures, and option contracts, not designated as hedging instruments, to generate and manage exposures to broad-based commodity indices. We use derivatives on commodities as they can be low-cost

PART I

Item 1

alternatives to the purchase and storage of a variety of commodities, including, but not limited to, precious metals, energy, and grain. As of March 31, 2017, the total notional amounts of commodity contracts purchased and sold were $306 million and $170 million, respectively. As of June 30, 2016, the total notional amounts of commodity contracts purchased and sold were $631 million and $162 million, respectively.

Credit Risk-Related Contingent Features

Certain of our counterparty agreements for derivative instruments contain provisions that require our issued and outstanding long-term unsecured debt to maintain an investment grade credit rating and require us to maintain minimum liquidity of $1.0 billion. To the extent we fail to meet these requirements, we will be required to post collateral, similar to the standard convention related to over-the-counter derivatives. As of March 31, 2017, our long-term unsecured debt rating was AAA, and cash investments were in excess of $1.0 billion. As a result, no collateral was required to be posted.

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

	March 31, 2017						June 30, 2016

	Assets				Liabilities		Assets			Liabilities

(In millions)	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Long-term Assets	Other Current Liabilities	Other Long-term Liabilities	Short-term Investments	Other Current Assets	Equity and Other Investments	Other Current Liabilities

Non-designated Hedge Derivatives

Foreign exchange contracts	$13	$75	$0	$6	$(117)	$(13)	$33	$156	$0	$(296)
Equity contracts	6	0	0	0	(13)	0	23	0	0	(16)
Interest rate contracts	9	0	0	0	(4)	0	10	0	0	(25)
Credit contracts	5	0	0	0	(2)	0	6	0	0	(5)
Commodity contracts	0	0	0	0	(1)	0	0	0	0	0

Total	$33	$75	$0	$6	$(137)	$(13)	$72	$156	$0	$(342)

Designated Hedge Derivatives

Foreign exchange contracts	$9	$347	$0	$81	$(126)	$0	$1	$392	$0	$(263)
Equity contracts	0	0	82	0	(57)	(55)	0	0	18	(25)

Total	$9	$347	$82	$81	$(183)	$(55)	$1	$392	$18	$(288)

Total gross amounts of derivatives	$42	$422	$82	$87	$(320)	$(68)	$73	$548	$18	$(630)

Gross derivatives either offset or subject to an enforceable master netting agreement	$40	$422	$82	$87	$(320)	$(68)	$69	$548	$18	$(630)
Gross amounts of derivatives offset on the balance sheet	(60)	(106)	(86)	(18)	208	59	(74)	(302)	(25)	398

Net amounts presented on the balance sheet	(20)	316	(4)	69	(112)	(9)	(5)	246	(7)	(232)
Gross amounts of derivatives not offset on the balance sheet	0	0	0	0	0	0	0	0	0	0
Cash collateral received	0	0	0	0	(260)	0	0	0	0	(250)

Net amount	$(20)	$316	$(4)	$69	$(372)	$(9)	$(5)	$246	$(7)	$(482)

See also Note 4 – Investments and Note 6 – Fair Value Measurements.

PART I

Item 1

Fair Value Hedge Gains (Losses)

We recognized in other income (expense), net the following gains (losses) on contracts designated as fair value hedges and their related hedged items:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Foreign Exchange Contracts

Derivatives	$(248)	$(331)	$389	$(364)
Hedged items	257	340	(349)	390

Total amount of ineffectiveness	$9	$9	$40	$26

Equity Contracts

Derivatives	$(19)	$15	$(36)	$(77)
Hedged items	19	(15)	36	77

Total amount of ineffectiveness	$0	$0	$0	$0

Amount of equity contracts excluded from effectiveness assessment	$(25)	$(12)	$(29)	$(8)

Cash Flow Hedge Gains (Losses)

We recognized the following gains (losses) on foreign exchange contracts designated as cash flow hedges:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Effective Portion

Gains (losses) recognized in other comprehensive income (net of tax effects of $3, $(19), $7, and $24)	$(60)	$(125)	$424	$158
Gains reclassified from accumulated other comprehensive income into revenue	$167	$171	$414	$461

Amount Excluded from Effectiveness Assessment and Ineffective Portion

Losses recognized in other income (expense), net	$(121)	$(86)	$(275)	$(240)

We estimate that $326 million of net derivative gains included in AOCI as of March 31, 2017 will be reclassified into earnings within the following 12 months. No significant amounts of gains (losses) were reclassified from AOCI into earnings as a result of forecasted transactions that failed to occur during the three and nine months ended March 31, 2017.

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

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Foreign exchange contracts	$(115)	$188	$(120)	$113
Equity contracts	(42)	(19)	(84)	(15)
Interest rate contracts	8	(4)	2	4
Credit contracts	1	1	5	(2)
Commodity contracts	(18)	(9)	(18)	(145)

Total	$(166)	$157	$(215)	$(45)

NOTE 6 — FAIR VALUE MEASUREMENTS

We account for certain assets and liabilities at fair value. The hierarchy below lists three levels of fair value based on the extent to which inputs used in measuring fair value are observable in the market. We categorize each of our fair value measurements in one of these three levels based on the lowest level input that is significant to the fair value measurement in its entirety. These levels are:

•

Level 1 – inputs are based upon unadjusted quoted prices for identical instruments in active markets. Our Level 1 non-derivative investments primarily include U.S. government securities, domestic and international equities, and actively traded mutual funds. Our Level 1 derivative assets and liabilities include those actively traded on exchanges.

•

Level 2 – inputs are based upon quoted prices for similar instruments in active markets, quoted prices for identical or similar instruments in markets that are not active, and model-based valuation techniques (e.g. the Black-Scholes model) for which all significant inputs are observable in the market or can be corroborated by observable market data for substantially the full term of the assets or liabilities. Where applicable, these models project future cash flows and discount the future amounts to a present value using market-based observable inputs including interest rate curves, credit spreads, foreign exchange rates, and forward and spot prices for currencies and commodities. Our Level 2 non-derivative investments consist primarily of corporate notes and bonds, common and preferred stock, foreign government bonds, mortgage- and asset-backed securities, U.S. government and agency securities, and certificates of deposit. Our Level 2 derivative assets and liabilities primarily include certain over-the-counter option and swap contracts.

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

PART I

Item 1

Financial Assets and Liabilities Measured at Fair Value on a Recurring Basis

The following tables present the fair value of our financial instruments that are measured at fair value on a recurring basis:

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

March 31, 2017

Assets

Mutual funds	$1,139	$0	$0	$1,139	$0	$1,139
Commercial paper	0	536	0	536	0	536
Certificates of deposit	0	1,767	0	1,767	0	1,767
U.S. government and agency securities	101,203	3,215	0	104,418	0	104,418
Foreign government bonds	1	5,443	0	5,444	0	5,444
Mortgage- and asset-backed securities	0	4,249	0	4,249	0	4,249
Corporate notes and bonds	0	4,765	1	4,766	0	4,766
Municipal securities	0	322	0	322	0	322
Common and preferred stock	4,112	1,877	18	6,007	0	6,007
Derivatives	1	658	0	659	(270)	389

Total	$106,456	$22,832	$19	$129,307	$(270)	$129,037

Liabilities

Derivatives and other	$6	$383	$25	$414	$(267)	$147

(In millions)	Level 1	Level 2	Level 3	Gross Fair Value	Netting (a)	Net Fair Value

June 30, 2016

Assets

Mutual funds	$1,012	$0	$0	$1,012	$0	$1,012
Commercial paper	0	298	0	298	0	298
Certificates of deposit	0	1,000	0	1,000	0	1,000
U.S. government and agency securities	86,492	3,707	0	90,199	0	90,199
Foreign government bonds	10	5,705	0	5,715	0	5,715
Mortgage- and asset-backed securities	0	4,803	0	4,803	0	4,803
Corporate notes and bonds	0	6,361	1	6,362	0	6,362
Municipal securities	0	342	0	342	0	342
Common and preferred stock	6,918	2,114	18	9,050	0	9,050
Derivatives	6	633	0	639	(401)	238

Total	$94,438	$24,963	$19	$119,420	$(401)	$119,019

Liabilities

Derivatives and other	$17	$613	$0	$630	$(398)	$232

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

(In millions)

March 31, 2017		June 30, 2016

Net fair value of assets measured at fair value on a recurring basis	$129,037	$119,019
Cash	3,390	3,501
Common and preferred stock measured at fair value on a nonrecurring basis	856	767
Other investments measured at fair value on a nonrecurring basis	519	618
Less derivative net assets classified as other current and long-term assets	(385)	(246)
Other	(18)	12

Recorded basis of investment components	$133,399	$123,671

Financial Assets and Liabilities Measured at Fair Value on a Nonrecurring Basis

During the three and nine months ended March 31, 2017 and 2016, we did not record any material other-than-temporary impairments on financial assets required to be measured at fair value on a nonrecurring basis.

NOTE 7 — INVENTORIES

The components of inventories were as follows:

(In millions)

	March 31, 2017	June 30, 2016

Raw materials	$555	$612
Work in process	127	158
Finished goods	1,297	1,481

Total	$1,979	$2,251

NOTE 8 — BUSINESS COMBINATIONS

On December 8, 2016, we completed our acquisition of all issued and outstanding shares of LinkedIn, the world’s largest professional network on the Internet, for a preliminary total purchase price of $27.0 billion. The purchase price primarily consisted of cash of $26.4 billion. The acquisition is expected to accelerate the growth of LinkedIn, Office 365, and Dynamics 365. The financial results of LinkedIn have been included in our consolidated financial statements since the date of the acquisition.

The purchase price allocation as of the date of the acquisition was based on a preliminary valuation and is subject to revision as more detailed analyses are completed and additional information about the fair value of assets acquired and liabilities assumed becomes available.

PART I

Item 1

The major classes of assets and liabilities to which we have preliminarily allocated the purchase price were as follows:

(In millions)

Cash and cash equivalents	$1,328
Short-term investments	2,110
Other current assets	697
Property and equipment	1,529
Intangible assets	7,887
Goodwill (a)	16,687
Short-term debt (b)	(1,323)
Other current liabilities	(1,117)
Deferred income taxes	(657)
Other	(132)

Total purchase price	$27,009

(a)

Goodwill was assigned to our Productivity and Business Processes segment. The goodwill was primarily attributed to increased synergies that are expected to be achieved from the integration of LinkedIn. None of the goodwill is expected to be deductible for income tax purposes.

(b)

Convertible senior notes issued by LinkedIn on November 12, 2014, substantially all of which were redeemed after our acquisition of LinkedIn. The remaining $18 million of notes are not redeemable and are included in long-term debt on our consolidated balance sheets. See Note 11 – Debt for further information.

Following are the details of the purchase price allocated to the intangible assets acquired:

(In millions)	Amount	Weighted Average Life

Customer-related	$3,607	7 years
Marketing-related (trade names)	2,148	20 years
Technology-based	2,109	3 years
Contract-based	23	5 years

Fair value of intangible assets acquired	$7,887	9 years

Our consolidated income statements include the following revenue and operating loss attributable to LinkedIn since the date of acquisition:

(In millions)	Three Months Ended March 31, 2017	Nine Months Ended March 31, 2017

Revenue	$975	$1,203
Operating loss	$(386)	$(587)

Following are the supplemental consolidated financial results of Microsoft Corporation on an unaudited pro forma basis, as if the acquisition had been consummated on July 1, 2015:

(In millions, except earnings per share)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Revenue	$22,086	$21,377	$68,357	$67,116
Net income	$4,820	$3,402	$14,283	$12,547
Diluted earnings per share	$0.62	$0.43	$1.82	$1.56

These pro forma results were based on estimates and assumptions, which we believe are reasonable. They are not the results that would have been realized had we been a combined company during the periods presented and are not necessarily indicative of our consolidated results of operations in future periods. The pro forma results include

PART I

Item 1

adjustments related to purchase accounting, primarily amortization of intangible assets. Acquisition costs and other nonrecurring charges were immaterial and are included in the earliest period presented.

NOTE 9 — GOODWILL

Changes in the carrying amount of goodwill were as follows:

(In millions)	June 30, 2016	Acquisitions		Other	March 31, 2017

Productivity and Business Processes	$6,678	$16,854	(a)	$(149)	$23,383
Intelligent Cloud	5,467	37		24	5,528
More Personal Computing	5,727	115		(85)	5,757

Total	$17,872	$17,006		$(210)	$34,668

(a)	Includes goodwill related to LinkedIn and other acquisitions. See Note 8 – Business Combinations for further information.

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

NOTE 10 — INTANGIBLE ASSETS

The components of intangible assets, all of which are finite-lived, were as follows:

(In millions)	Gross Carrying Amount		Accumulated Amortization	Net Carrying Amount	Gross Carrying Amount	Accumulated Amortization	Net Carrying Amount

	March 31, 2017				June 30, 2016

Technology-based (a)	$7,646		$(3,952)	$3,694	$5,970	$(3,648)	$2,322
Marketing-related	3,999		(759)	3,240	1,869	(616)	1,253
Contract-based	841		(715)	126	796	(718)	78
Customer-related	4,044		(557)	3,487	465	(385)	80

Total	$16,530	(b)	$(5,983)	$10,547	$9,100	$(5,367)	$3,733

(a)

Technology-based intangible assets included $73 million and $115 million of net carrying amount of software to be sold, leased, or otherwise marketed as of March 31, 2017 and June 30, 2016, respectively.

(b)	Includes intangible assets related to LinkedIn and other additions. See Note 8 – Business Combinations for further information.

Intangible assets amortization expense was $560 million and $1.1 billion for the three and nine months ended March 31, 2017, respectively, and $249 million and $740 million for the three and nine months ended March 31, 2016, respectively. Amortization of capitalized software was $14 million and $42 million for the three and nine months ended March 31, 2017, respectively, and $18 million and $55 million for the three and nine months ended March 31, 2016, respectively.

PART I

Item 1

The following table outlines the estimated future amortization expense related to intangible assets held as of March 31, 2017:

(In millions)

Year Ending June 30,

2017 (excluding the nine months ended March 31, 2017)	$544
2018	2,145
2019	1,660
2020	1,148
2021	970
Thereafter	4,080

Total	$10,547

NOTE 11 — DEBT

Short-term Debt

As of March 31, 2017, we had $7.2 billion of commercial paper issued and outstanding, with a weighted average interest rate of 0.86% and maturities ranging from 15 days to 266 days. As of June 30, 2016, we had $12.9 billion of commercial paper issued and outstanding, with a weighted average interest rate of 0.43% and maturities ranging from 1 day to 99 days. The estimated fair value of this commercial paper approximates its carrying value.

We currently have two $5.0 billion credit facilities that expire on October 31, 2017 and November 14, 2018, respectively. These credit facilities serve as a back-up for our commercial paper program. As of March 31, 2017, we were in compliance with the only financial covenant in both credit agreements, which requires us to maintain a coverage ratio of at least three times earnings before interest, taxes, depreciation, and amortization to interest expense, as defined in the credit agreements. No amounts were drawn against these credit facilities during any of the periods presented.

Long-term Debt

As of March 31, 2017, the total carrying value and estimated fair value of our long-term debt, including the current portion, were $76.8 billion and $78.1 billion, respectively. As of June 30, 2016, the total carrying value and estimated fair value of our long-term debt were $40.6 billion and $44.0 billion, respectively. These estimated fair values are based on Level 2 inputs.

PART I

Item 1

The components of our long-term debt, including the current portion, and the associated interest rates were as follows:

Due Date	Face Value March 31, 2017	Face Value June 30, 2016	Stated Interest Rate	Effective Interest Rate

	(In millions)

Notes

November 15, 2017	$600	$600	0.875%	1.084%
May 1, 2018	450	450	1.000%	1.106%
November 3, 2018	1,750	1,750	1.300%	1.396%
December 6, 2018	1,250	1,250	1.625%	1.824%
June 1, 2019	1,000	1,000	4.200%	4.379%
August 8, 2019 (a)	2,500	*	1.100%	1.203%
November 1, 2019 (b)	18	*	0.500%	0.500%
February 6, 2020 (c)	1,500	*	1.850%	1.952%
February 12, 2020	1,500	1,500	1.850%	1.935%
October 1, 2020	1,000	1,000	3.000%	3.137%
November 3, 2020	2,250	2,250	2.000%	2.093%
February 8, 2021	500	500	4.000%	4.082%
August 8, 2021 (a)	2,750	*	1.550%	1.642%
December 6, 2021 (d)	1,872	1,944	2.125%	2.233%
February 6, 2022 (c)	1,750	*	2.400%	2.520%
February 12, 2022	1,500	1,500	2.375%	2.466%
November 3, 2022	1,000	1,000	2.650%	2.717%
November 15, 2022	750	750	2.125%	2.239%
May 1, 2023	1,000	1,000	2.375%	2.465%
August 8, 2023 (a)	1,500	*	2.000%	2.101%
December 15, 2023	1,500	1,500	3.625%	3.726%
February 6, 2024 (c)	2,250	*	2.875%	3.041%
February 12, 2025	2,250	2,250	2.700%	2.772%
November 3, 2025	3,000	3,000	3.125%	3.176%
August 8, 2026 (a)	4,000	*	2.400%	2.464%
February 6, 2027 (c)	4,000	*	3.300%	3.383%
December 6, 2028 (d)	1,872	1,944	3.125%	3.218%
May 2, 2033 (d)	588	611	2.625%	2.690%
February 12, 2035	1,500	1,500	3.500%	3.604%
November 3, 2035	1,000	1,000	4.200%	4.260%
August 8, 2036 (a)	2,250	*	3.450%	3.510%
February 6, 2037 (c)	2,500	*	4.100%	4.152%
June 1, 2039	750	750	5.200%	5.240%
October 1, 2040	1,000	1,000	4.500%	4.567%
February 8, 2041	1,000	1,000	5.300%	5.361%
November 15, 2042	900	900	3.500%	3.571%
May 1, 2043	500	500	3.750%	3.829%
December 15, 2043	500	500	4.875%	4.918%
February 12, 2045	1,750	1,750	3.750%	3.800%
November 3, 2045	3,000	3,000	4.450%	4.492%
August 8, 2046 (a)	4,500	*	3.700%	3.743%
February 6, 2047 (c)	3,000	*	4.250%	4.287%
February 12, 2055	2,250	2,250	4.000%	4.063%
November 3, 2055	1,000	1,000	4.750%	4.782%
August 8, 2056 (a)	2,250	*	3.950%	4.033%
February 6, 2057 (c)	2,000	*	4.500%	4.528%

Total	$77,550	$40,949

(a)	In August 2016, we issued $19.8 billion of debt securities.

PART I

Item 1

(b)	Remaining notes that were acquired as part of the LinkedIn acquisition. See Note 8 – Business Combinations for further information.
(c)	In February 2017, we issued $17.0 billion of debt securities.
(d)	Euro-denominated debt securities.
*	Not applicable.

The notes in the table above are senior unsecured obligations and rank equally with our other senior unsecured debt outstanding. Interest on these notes is paid semi-annually, except for the euro-denominated debt securities on which interest is paid annually. Effective July 1, 2016, we retrospectively adopted accounting guidance that requires debt issuance costs to be recorded as a deduction from the carrying amount of the debt liability, consistent with debt discounts. As of March 31, 2017 and June 30, 2016, the combined aggregate unamortized discount and debt issuance costs associated with our long-term debt, including the current portion, were $729 million and $392 million, respectively.

NOTE 12 — INCOME TAXES

Our effective tax rate for the three months ended March 31, 2017 and 2016 was 19% and 25%, respectively, and our effective tax rate for each of the nine months ended March 31, 2017 and 2016 was 17%. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

This quarter’s effective tax rate was lower than the prior year’s third quarter effective tax rate, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries and an increase in the tax benefits related to stock-based compensation.

Tax contingencies and other income tax liabilities were $14.4 billion and $11.8 billion as of March 31, 2017 and June 30, 2016, respectively, and are included in other long-term liabilities. This increase relates primarily to current period intercompany transfer pricing and foreign tax credits.

While we settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. We also continue to be subject to examination by the IRS for tax years 2010 to 2016. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of March 31, 2017, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2017, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

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

PART I

Item 1

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

Restructuring charges associated with each of these plans were included in impairment, integration, and restructuring expenses on our consolidated income statements, and were reflected in Corporate and Other in our table of operating income (loss) by segment.

Changes in the restructuring liability were as follows:

(In millions)	Severance	Other (a)	Total

Restructuring liability as of June 30, 2016	$470	$239	$709
Restructuring charges	0	0	0
Cash paid	(327)	(76)	(403)
Other	(7)	(2)	(9)

Restructuring liability as of March 31, 2017	$136	$161	$297

(a)	Primarily reflects activities associated with the consolidation of our facilities and manufacturing operations, including contract termination costs and asset write-downs.

NOTE 14 — UNEARNED REVENUE

Unearned revenue by segment was as follows:

(In millions)

	March 31, 2017	June 30, 2016

Productivity and Business Processes	$11,159	$12,497
Intelligent Cloud	9,722	11,472
More Personal Computing	2,930	3,334
Corporate and Other (a)	11,922	6,606

Total	$35,733	$33,909

(a)	Consists of the net revenue deferral from Windows 10.

Revenue from Windows 10 is primarily recognized at the time of billing in the More Personal Computing segment, and the deferral and subsequent recognition of revenue is reflected in Corporate and Other in the table above.

NOTE 15 — COMMITMENTS AND CONTINGENCIES

Capital Lease Commitments

We have capital leases for datacenters and corporate offices. As of March 31, 2017 and June 30, 2016, assets recorded under capital leases were $1.9 billion and $865 million, respectively, and accumulated depreciation associated with capital leases was $124 million and $57 million, respectively. For the three and nine months ended March 31, 2017, property and equipment acquired under capital leases was $296 million and $1.1 billion, respectively. For both the three and nine months ended March 31, 2016, property and equipment acquired under capital leases was $97 million. As of March 31, 2017 and June 30, 2016, capital lease obligations included in other current liabilities were $86 million and $25 million, respectively, and capital lease obligations included in other long-term liabilities were $1.7 billion and $761 million, respectively.

PART I

Item 1

Future minimum lease payments under non-cancellable capital leases as of March 31, 2017 were as follows:

(In millions)

Year Ending June 30,

2017 (excluding the nine months ended March 31, 2017)	$35
2018	149
2019	155
2020	159
2021	163
Thereafter	1,826

Total (a)	$2,487

(a)	Includes imputed interest of $660 million.

As of March 31, 2017, we had additional purchase obligations for capital leases executed but not yet recorded of $4.1 billion.

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

InterDigital patent litigation

InterDigital Technology Corporation and InterDigital Communications Corporation (collectively, “IDT”) filed four patent infringement cases against Nokia in the International Trade Commission (“ITC”) and in U.S. District Court for the District of Delaware between 2007 and 2013. We have been added to these cases as a defendant. IDT has cases pending against other defendants based on the same patents because most of the patents at issue allegedly relate to 3G and 4G wireless communications standards essential functionality. The cases involving us include three ITC investigations where IDT sought an order excluding importation of 3G and 4G phones into the U.S. and one active case in U.S. District Court in Delaware seeking an injunction and damages. Each of the ITC matters has been resolved in our favor. In September 2015, in an inter partes review the United States Patent Trial and Appeal Board issued a final written decision that deemed unpatentable all asserted claims of the patent remaining at issue in the Delaware case. IDT’s appeal of this decision was heard by the U.S. Court of Appeals for the Federal Circuit on April 7, 2017. The Delaware case has been stayed pending final completion of the inter partes review (including appeals and any subsequent proceedings in the Patent Office). We filed an antitrust complaint against IDT in the District of Delaware in August 2015 asserting violations of Section 2 of the Sherman Act, alleging unlawful exploitation of standard essential patents. That case is set for trial in September 2018.

European copyright levies

We assumed from Nokia all potential liability due to Nokia’s alleged failure to pay “private copyright levies” in various European countries based upon sale of memory cards and mobile phones that incorporate blank memory. The levies are based upon a 2001 European Union (“EU”) Directive establishing a right for end users to make copies of copyrighted works for personal or private use, but also allowing the collection of levies based upon sales of blank media or recording devices to compensate copyright holders for private copying. Various collecting societies in EU countries initiated litigation against Nokia, stating it must pay levies not only based upon sales of blank memory cards, but also phones that include blank memory for data storage on the phones, regardless of actual usage of that memory. The most significant cases against Nokia were pending in Germany and Austria, due to both the high volume of sales and high levy amounts sought in these countries. We reached a settlement of the Austrian case in August 2016. In Germany, the only period for which settlement has not been reached is 2004 through 2007. In July

PART I

Item 1

2016, the German Supreme Court heard our appeal contesting the legality of the levy assessed on phones with music players and over five megabytes of memory. The Supreme Court issued a ruling in December 2016, finding that the levy may not be appropriate for phones that have the ability to receive music files only via Bluetooth or infrared inputs, and remanded for further proceedings. A new case schedule has not been set, and we are participating in industry-wide settlement negotiations with the collecting society.

Other patent and intellectual property claims

In addition to these cases, there were 43 other patent infringement cases pending against Microsoft as of March 31, 2017.

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

As of March 31, 2017, we accrued aggregate legal liabilities of $443 million. While we intend to defend these matters vigorously, adverse outcomes that we estimate could reach approximately $1.5 billion in aggregate beyond recorded amounts are reasonably possible. Were unfavorable final outcomes to occur, there exists the possibility of a material adverse impact on our consolidated financial statements for the period in which the effects become reasonably estimable.

NOTE 16 — STOCKHOLDERS’ EQUITY

Share Repurchases

On September 16, 2013, our Board of Directors approved a share repurchase program authorizing up to $40.0 billion in share repurchases. This share repurchase program became effective on October 1, 2013, and was completed on December 22, 2016.

On September 20, 2016, our Board of Directors approved a share repurchase program authorizing up to an additional $40.0 billion in share repurchases. This share repurchase program commenced on December 22, 2016 following completion of the prior program approved on September 16, 2013, has no expiration date, and may be suspended or discontinued at any time without notice. As of March 31, 2017, $38.4 billion remained of this $40.0 billion share repurchase program.

We repurchased the following shares of common stock under the share repurchase programs:

(In millions)	Shares	Amount		Shares	Amount

Fiscal Year		2017			2016

First Quarter (a)	63	$3,550		89	$4,000
Second Quarter (a)	59	3,533		66	3,600
Third Quarter	25	1,600	(b)	69	3,600	(a)

Total	147	$8,683		224	$11,200

(a)	Repurchased under the share repurchase program approved September 16, 2013.
(b)	Repurchased under the share repurchase program approved September 20, 2016.

The above table excludes shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards. All repurchases were made using cash resources.

Dividends

Our Board of Directors declared the following dividends:

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal year 2017

September 20, 2016	$0.39	November 17, 2016	$3,024	December 8, 2016
November 30, 2016	$0.39	February 16, 2017	$3,012	March 9, 2017
March 14, 2017	$0.39	May 18, 2017	$3,012	June 8, 2017

PART I

Item 1

Declaration Date	Dividend Per Share	Record Date	Total Amount	Payment Date

			(in millions)

Fiscal year 2016

September 15, 2015	$0.36	November 19, 2015	$2,868	December 10, 2015
December 2, 2015	$0.36	February 18, 2016	$2,842	March 10, 2016
March 15, 2016	$0.36	May 19, 2016	$2,821	June 9, 2016

The dividend declared on March 14, 2017 was included in other current liabilities as of March 31, 2017.

NOTE 17 — ACCUMULATED OTHER COMPREHENSIVE INCOME

The following table summarizes the changes in accumulated other comprehensive income by component:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Derivatives

Accumulated other comprehensive income balance, beginning of period	$595	$598	$352	$590
Unrealized gains (losses), net of tax effects of $3, $(19), $7, and $24	(60)	(125)	424	158

Reclassification adjustments for gains included in revenue	(167)	(171)	(414)	(461)
Tax expense included in provision for income taxes	2	11	8	26

Amounts reclassified from accumulated other comprehensive income	(165)	(160)	(406)	(435)

Net current period other comprehensive income (loss)	(225)	(285)	18	(277)

Accumulated other comprehensive income balance, end of period	$370	$313	$370	$313

Investments

Accumulated other comprehensive income balance, beginning of period	$2,030	$2,758	$2,941	$3,169
Unrealized gains, net of tax effects of $307, $217, $197, and $34	571	402	367	64

Reclassification adjustments for gains included in other income (expense), net	(779)	(88)	(1,867)	(200)
Tax expense included in provision for income taxes	273	31	654	70

Amounts reclassified from accumulated other comprehensive income	(506)	(57)	(1,213)	(130)

Net current period other comprehensive income (loss)	65	345	(846)	(66)

Accumulated other comprehensive income balance, end of period	$2,095	$3,103	$2,095	$3,103

Translation adjustments and other

Accumulated other comprehensive loss balance, beginning of period	$(2,113)	$(1,583)	$(1,756)	$(1,237)
Translation adjustments and other, net of tax effects of $0, $3, $7, and $(18)	292	7	(65)	(339)

Accumulated other comprehensive loss balance, end of period	$(1,821)	$(1,576)	$(1,821)	$(1,576)

Accumulated other comprehensive income, end of period	$644	$1,840	$644	$1,840

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

Segment revenue and operating income (loss) were as follows during the periods presented:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Revenue

Productivity and Business Processes	$7,958	$6,521	$21,998	$19,517
Intelligent Cloud	6,763	6,096	20,006	18,331
More Personal Computing	8,836	9,539	29,953	31,474
Corporate and Other (a)	(1,467)	(1,625)	(5,324)	(4,616)

Total	$22,090	$20,531	$66,633	$64,706

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Operating income (loss)

Productivity and Business Processes	$2,783	$2,981	$9,159	$9,429
Intelligent Cloud	2,181	2,176	6,637	7,135
More Personal Computing	2,097	1,751	6,524	5,154
Corporate and Other (a)	(1,467)	(1,625)	(5,324)	(4,616)

Total	$5,594	$5,283	$16,996	$17,102

(a)	Consists of the net revenue deferral from Windows 10.

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

PART I

Item 1

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and Stockholders of Microsoft Corporation

Redmond, Washington

We have reviewed the accompanying consolidated balance sheet of Microsoft Corporation and subsidiaries (the “Company”) as of March 31, 2017, and the related consolidated statements of income, comprehensive income, cash flows, and stockholders’ equity for the three-month and nine-month periods ended March 31, 2017 and 2016. These interim financial statements are the responsibility of the Company’s management.

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

April 27, 2017

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

We generate revenue by licensing and supporting an array of software products, by offering a wide range of cloud-based and other services to consumers and businesses, by designing, manufacturing, and selling devices that integrate with our cloud-based services, and by delivering relevant online advertising to a global audience. Our most significant expenses are related to compensating employees; designing, manufacturing, marketing, and selling our products and services; datacenter costs in support of our cloud-based services; and income taxes.

Highlights* from the third quarter of fiscal year 2017 included:

•	Commercial cloud annualized revenue run rate** exceeded $15.2 billion.
•	Office Commercial revenue grew 7%, driven by Office 365 commercial revenue growth of 45%.
•	Office Consumer revenue grew 15%, and Office 365 consumer subscribers increased to 26.2 million.
•	Microsoft Dynamics (“Dynamics”) revenue grew 10%, driven by Dynamics 365 revenue growth of 81%.
•	LinkedIn contributed revenue of $975 million.
•	Server products and cloud services revenue grew 15%, driven by revenue growth in Microsoft Azure (“Azure”) of 93%.
•	Windows original equipment manufacturer licensing (“Windows OEM”) revenue increased 5%.
•	Windows Commercial revenue grew 6%.
•	Surface revenue decreased 26%.
•	Search advertising revenue, excluding traffic acquisition costs, grew 8%.
•	Gaming revenue increased 4%.
*	Highlights are presented based on segment results.

PART I

Item 2

**

Commercial cloud annualized revenue run rate is calculated by multiplying revenue for the last month of the quarter by twelve for Office 365 commercial, Azure, Dynamics 365, and other cloud properties.

On December 8, 2016, we completed our acquisition of LinkedIn Corporation (“LinkedIn”) for a preliminary total purchase price of $27.0 billion. LinkedIn has been included in our consolidated results of operations since the date of acquisition. See Note 8 – Business Combinations in the Notes to Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion.

In November 2016, we completed the sale of our feature phone business for $350 million.

In July 2015, we announced a plan to restructure our phone business to better focus and align resources. In May 2016, we announced plans to further streamline our smartphone hardware business. These changes in the phone business reinforce our strategy to create a vibrant Windows ecosystem with a single set of experiences across our first-party device family and original equipment manufacturer (“OEM”) offerings. Part of this strategy involves focusing our phone devices on a narrower range of customer categories and differentiating through the combination of hardware and software we are uniquely positioned to offer. As anticipated, our change in phone strategy resulted in a reduction in units sold and associated expenses in fiscal year 2016, and this trend has continued in fiscal year 2017.

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

Economic Conditions, Challenges, and Risks

The markets for software, devices, and cloud-based services are dynamic and highly competitive. Our competitors are developing new software and devices, while also deploying competing cloud-based services for consumers and businesses. The devices and form factors customers prefer evolve rapidly, and influence how users access services in the cloud, and in some cases, the user’s choice of which suite of cloud-based services to use. We must continue to evolve and adapt over an extended time in pace with this changing environment. The investments we are making in infrastructure and devices will continue to increase our operating costs and may decrease our operating margins.

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

PART I

Item 2

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

SUMMARY RESULTS OF OPERATIONS

(In millions, except percentages and per share amounts)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2017	2016		2017	2016

Revenue	$22,090	$20,531	8%	$66,633	$64,706	3%
Gross margin	$14,030	$12,809	10%	$40,828	$39,905	2%
Operating income	$5,594	$5,283	6%	$16,996	$17,102	(1)%
Diluted earnings per share	$0.61	$0.47	30%	$1.87	$1.70	10%

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Revenue increased $1.6 billion or 8%, driven by growth in Productivity and Business Processes and Intelligent Cloud, offset in part by lower revenue from More Personal Computing. Productivity and Business Processes revenue increased, driven by the acquisition of LinkedIn and higher revenue from Office 365. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. More Personal Computing revenue decreased, mainly due to lower revenue from Devices, offset in part by higher revenue from Windows, Search advertising, and Gaming.

Operating income increased $311 million or 6%, primarily due to higher gross margin, offset in part by an increase in operating expenses. Operating income included an unfavorable foreign currency impact of 3%. Gross margin increased $1.2 billion or 10%, driven by higher revenue, offset in part by higher cost of revenue.

Key changes in expenses were:

•	Cost of revenue increased $338 million or 4%, mainly due to growth in our commercial cloud and the acquisition of LinkedIn, offset in part by a reduction in phone sales.
•

Sales and marketing expenses increased $473 million or 14%, primarily due to LinkedIn expenses and increased investments in sales capacity for our commercial cloud, offset in part by a reduction in phone expenses.

•	Research and development expenses increased $375 million or 13%, primarily due to LinkedIn expenses and increased investments in cloud engineering, offset in part by a reduction in phone expenses.
•	General and administrative expenses increased $62 million or 5%, primarily due to LinkedIn expenses.

Diluted earnings per share (“EPS”) was $0.61 for the three months ended March 31, 2017. Current year diluted EPS was negatively impacted by the net revenue deferral from Windows 10, which resulted in a decrease in diluted EPS of $0.12. Diluted EPS was $0.47 for the three months ended March 31, 2016. Prior year diluted EPS was negatively impacted by the net revenue deferral from Windows 10, which resulted in a decrease in diluted EPS of $0.16.

PART I

Item 2

Nine months ended March 31, 2017 compared with nine months ended March 31, 2016

Revenue increased $1.9 billion or 3%, driven by growth in Productivity and Business Processes and Intelligent Cloud, offset in part by lower revenue from More Personal Computing and an increase in the net revenue deferral from Windows 10. Windows 10 revenue is primarily recognized at the time of billing in the More Personal Computing segment, and the deferral and subsequent recognition of revenue is reflected in Corporate and Other. Productivity and Business Processes revenue increased, driven by higher revenue from Office 365 and the acquisition of LinkedIn. Intelligent Cloud revenue increased, primarily due to higher revenue from server products and cloud services. More Personal Computing revenue decreased, mainly due to lower revenue from Devices and Gaming, offset in part by higher revenue from Windows and Search advertising.

Operating income decreased slightly, primarily due to an increase in operating expenses, offset in part by higher gross margin. Operating income included an unfavorable foreign currency impact of 4%. Gross margin increased $923 million or 2%, driven by higher revenue, offset in part by higher cost of revenue. Gross margin included an unfavorable foreign currency impact of 2%.

Key changes in expenses were:

•

Cost of revenue increased $1.0 billion or 4%, mainly due to growth in our commercial cloud, the acquisition of LinkedIn, and higher Search advertising traffic acquisition costs, offset in part by a reduction in phone sales and Gaming.

•	Research and development expenses increased $681 million or 8%, primarily due to LinkedIn expenses and increased investments in cloud engineering, offset in part by a reduction in phone expenses.
•

Sales and marketing expenses increased $484 million or 5%, primarily due to LinkedIn expenses and increased investments in sales capacity for our commercial cloud, offset in part by a reduction in phone expenses.

•

General and administrative expenses decreased $136 million or 4%, primarily due to the benefit of a legal settlement in the current year, a reduction in phone expenses, and lower employee-related expenses, offset in part by LinkedIn expenses.

Diluted EPS was $1.87 for the nine months ended March 31, 2017. Current year diluted EPS was negatively impacted by the net revenue deferral from Windows 10, which resulted in a decrease in diluted EPS of $0.45. Diluted EPS was $1.70 for the nine months ended March 31, 2016. Prior year diluted EPS was negatively impacted by the net revenue deferral from Windows 10, which resulted in a decrease in diluted EPS of $0.39.

SEGMENT RESULTS OF OPERATIONS

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2017	2016		2017	2016

Revenue

Productivity and Business Processes	$7,958	$6,521	22%	$21,998	$19,517	13%
Intelligent Cloud	6,763	6,096	11%	20,006	18,331	9%
More Personal Computing	8,836	9,539	(7)%	29,953	31,474	(5)%
Corporate and Other	(1,467)	(1,625)	10%	(5,324)	(4,616)	(15)%

Total	$22,090	$20,531	8%	$66,633	$64,706	3%

Operating income (loss)

Productivity and Business Processes	$2,783	$2,981	(7)%	$9,159	$9,429	(3)%
Intelligent Cloud	2,181	2,176	0%	6,637	7,135	(7)%
More Personal Computing	2,097	1,751	20%	6,524	5,154	27%
Corporate and Other	(1,467)	(1,625)	10%	(5,324)	(4,616)	(15)%

Total	$5,594	$5,283	6%	$16,996	$17,102	(1)%

PART I

Item 2

Reportable Segments

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Productivity and Business Processes

Revenue increased $1.4 billion or 22%, driven by the acquisition of LinkedIn and higher revenue from Office 365.

•	LinkedIn revenue was $975 million, primarily comprised of revenue from Talent Solutions.
•

Office Commercial revenue increased $347 million or 7%, driven by higher revenue from Office 365 commercial, mainly due to growth in subscribers, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial.

•	Office Consumer revenue increased $112 million or 15%, driven by higher revenue from Office 365 consumer, mainly due to growth in subscribers.
•	Dynamics revenue increased 10%, due to higher revenue from Dynamics 365.

Operating income decreased $198 million or 7%, primarily due to higher operating expenses, offset in part by an increase in gross margin. Operating income included an unfavorable foreign currency impact of 3%.

•

Operating expenses increased $993 million or 44%, mainly due to LinkedIn expenses. Operating expenses included $965 million related to our acquisition of LinkedIn, including $153 million of amortization of acquired intangible assets. Sales and marketing expenses increased $522 million or 44%, research and development expenses increased $363 million or 53%, and general and administrative expenses increased $108 million or 28%.

•

Gross margin increased $795 million or 15%, driven by higher revenue, offset in part by higher cost of revenue. Gross margin included an unfavorable foreign currency impact of 2%. Cost of revenue increased $642 million or 50%, driven by our acquisition of LinkedIn and an increased mix of cloud offerings. Cost of revenue included $396 million related to our acquisition of LinkedIn, including $218 million of amortization of acquired intangible assets.

Intelligent Cloud

Revenue increased $667 million or 11%, primarily due to higher revenue from server products and cloud services.

•	Server products and cloud services revenue grew $680 million or 15%, driven by Azure revenue growth of 93% and server products licensed on-premises revenue growth of 6%.
•

Enterprise Services revenue decreased slightly, driven by a decline in revenue from custom support agreements, offset in part by higher revenue from Premier Support Services and Microsoft Consulting Services.

Operating income increased slightly, primarily due to higher gross margin, offset by higher operating expenses. Operating income included an unfavorable foreign currency impact of 3%.

•

Gross margin increased $246 million or 6%, driven by higher revenue, offset in part by higher cost of revenue. Cost of revenue increased $421 million or 25%, driven by investments to increase capacity and meet demand for the capabilities of our cloud offerings.

•

Operating expenses increased $241 million or 11%, driven by investments in sales capacity, cloud engineering, and developer engagement. Sales and marketing expenses increased $139 million or 13% and research and development expenses increased $98 million or 12%.

More Personal Computing

Revenue decreased $703 million or 7%, mainly due to lower revenue from Devices, offset in part by higher revenue from Windows, Search advertising, and Gaming.

•	Surface revenue decreased $285 million or 26%, primarily due to a reduction in volumes sold.
•

Windows revenue increased $177 million or 4%, mainly due to higher revenue from Windows OEM and Windows Commercial, offset in part by lower revenue from patent licensing. Windows OEM revenue increased 5%. Windows OEM Pro revenue grew 10%, outperforming the commercial PC market, primarily due to a higher mix of premium licenses sold. Windows OEM non-Pro revenue declined 1%,

PART I

Item 2

outperforming the consumer PC market due to a higher mix of premium devices sold. Windows Commercial revenue grew 6%, driven by multi-year agreement revenue. Patent licensing revenue decreased 19%, mainly due to a decline in license revenue per unit.

•

Search advertising revenue increased $81 million or 5%. Search advertising revenue, excluding traffic acquisition costs, increased 8%, primarily driven by growth in Bing, due to higher revenue per search and search volume.

•

Gaming revenue increased $78 million or 4%, primarily due to higher revenue from Xbox software and services. Xbox software and services revenue increased 7%, driven by a higher volume of Xbox Live transactions.

•	Phone revenue decreased $730 million.

Operating income increased $346 million or 20%, due to lower operating expenses and slightly higher gross margin. Operating income included an unfavorable foreign currency impact of 3%.

•

Operating expenses decreased $324 million or 11%, primarily due to a reduction in phone expenses and Surface launch-related expenses in the prior year. Sales and marketing expenses decreased $188 million or 16%, research and development expenses decreased $86 million or 6%, and general and administrative expenses decreased $50 million or 13%.

•

Gross margin increased slightly, driven by lower cost of revenue, offset in part by lower revenue. Gross margin included an unfavorable foreign currency impact of 2%. Cost of revenue decreased $725 million or 15%, driven by a reduction in phone sales and lower Surface cost of revenue, offset in part by an increase in Xbox software and services cost of revenue.

Nine months ended March 31, 2017 compared with nine months ended March 31, 2016

Productivity and Business Processes

Revenue increased $2.5 billion or 13%, driven by higher revenue from Office 365 and the acquisition of LinkedIn.

•	LinkedIn revenue was $1.2 billion, primarily comprised of revenue from Talent Solutions.
•

Office Commercial revenue increased $900 million or 6%, driven by higher revenue from Office 365 commercial, mainly due to growth in subscribers, offset in part by lower revenue from products licensed on-premises, reflecting a continued shift to Office 365 commercial. Revenue included an unfavorable foreign currency impact of 2%.

•	Office Consumer revenue increased $326 million or 15%, driven by higher revenue from Office 365 consumer, mainly due to growth in subscribers.
•	Dynamics revenue increased 9%, due to higher revenue from Dynamics 365.

Operating income decreased $270 million or 3%, primarily due to higher operating expenses, offset in part by higher gross margin. Operating income included an unfavorable foreign currency impact of 3%.

•

Operating expenses increased $1.3 billion or 20%, mainly due to LinkedIn expenses and investments in cloud engineering. Operating expenses included $1.3 billion related to our acquisition of LinkedIn, including $205 million of amortization of acquired intangible assets. Sales and marketing expenses increased $641 million or 18%, research and development expenses increased $579 million or 29%, and general and administrative expenses increased $96 million or 9%.

•

Gross margin increased $1.0 billion or 7%, driven by higher revenue, offset in part by higher cost of revenue. Cost of revenue increased $1.4 billion or 41%, driven by our acquisition of LinkedIn and an increased mix of cloud offerings. Cost of revenue included $515 million related to our acquisition of LinkedIn, including $290 million of amortization of acquired intangible assets.

Intelligent Cloud

Revenue increased $1.7 billion or 9%, primarily due to higher revenue from server products and cloud services. Revenue included an unfavorable foreign currency impact of 2%.

•

Server products and cloud services revenue grew $1.7 billion or 12%, driven by Azure revenue growth of 100% and server products licensed on-premises revenue growth of 4%. Revenue included an unfavorable foreign currency impact of 2%.

PART I

Item 2

•

Enterprise Services revenue decreased slightly, driven by a decline in revenue from custom support agreements, offset in part by higher revenue from Premier Support Services and Microsoft Consulting Services.

Operating income decreased $498 million or 7%, primarily due to higher operating expenses, offset in part by higher gross margin. Operating income included an unfavorable foreign currency impact of 3%.

•

Operating expenses increased $913 million or 14%, driven by investments in cloud engineering, sales capacity, and developer engagement. Sales and marketing expenses increased $484 million or 16% and research and development expenses increased $439 million or 18%.

•

Gross margin increased $415 million or 3%, driven by higher revenue, offset in part by higher cost of revenue. Gross margin included an unfavorable foreign currency impact of 2%. Cost of revenue increased $1.3 billion or 26%, driven by investments to increase capacity and meet demand for the capabilities of our cloud offerings.

More Personal Computing

Revenue decreased $1.5 billion or 5%, mainly due to lower revenue from Devices and Gaming, offset in part by higher revenue from Windows and Search advertising.

•

Windows revenue increased $339 million or 3%, mainly due to higher revenue from Windows OEM and Windows Commercial. Windows OEM revenue increased 3%. Windows OEM Pro revenue grew 5%, outperforming the commercial PC market, primarily due to a higher mix of premium licenses sold. Windows OEM non-Pro revenue grew 1%, outperforming the consumer PC market, primarily due to a higher mix of premium devices sold. Windows Commercial revenue grew 3%, driven by multi-year agreement revenue.

•

Search advertising revenue increased $667 million or 17%. Search advertising revenue, excluding traffic acquisition costs, increased 9%, primarily driven by growth in Bing, due to higher revenue per search and search volume.

•

Gaming revenue decreased $136 million or 2%, primarily due to lower Xbox hardware revenue, offset in part by higher revenue from Xbox software and services. Xbox hardware revenue decreased 20%, mainly due to lower prices of consoles sold and a decline in volume of consoles sold. Xbox software and services revenue increased 11%, driven by a higher volume of Xbox Live transactions and revenue per transaction.

•	Phone revenue decreased $2.4 billion.

Operating income increased $1.4 billion or 27%, due to lower operating expenses and higher gross margin. Operating income included an unfavorable foreign currency impact of 3%.

•

Operating expenses decreased $1.2 billion or 12%, driven by a reduction in phone expenses, the benefit of a legal settlement in the current year, and Windows 10 and Surface launch-related expenses in the prior year. Sales and marketing expenses decreased $641 million or 15%, research and development expenses decreased $337 million or 8%, and general and administrative expenses decreased $222 million or 19%.

•

Gross margin increased $170 million or 1%, driven by lower cost of revenue, offset in part by lower revenue. Gross margin included an unfavorable foreign currency impact of 2%. Cost of revenue decreased $1.7 billion or 10%, driven by a reduction in phone sales and lower Xbox hardware cost of revenue, offset in part by an increase in Search advertising traffic acquisition costs and Xbox software and services cost of revenue.

Corporate and Other

Corporate and Other revenue is comprised of revenue deferrals related to Windows 10. Corporate and Other operating income (loss) is comprised of Windows 10 revenue deferrals and corporate-level activity not specifically allocated to a segment, including impairment, integration, and restructuring expenses.

PART I

Item 2

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Revenue increased and operating loss decreased, due to a $158 million decrease in the net revenue deferral from Windows 10. During the three months ended March 31, 2017 and 2016, we deferred net revenue from Windows 10 of $1.5 billion and $1.6 billion, respectively.

Nine months ended March 31, 2017 compared with nine months ended March 31, 2016

Revenue decreased and operating loss increased, due to a $708 million increase in the net revenue deferral from Windows 10. During the nine months ended March 31, 2017 and 2016, we deferred net revenue from Windows 10 of $5.3 billion and $4.6 billion, respectively.

OPERATING EXPENSES

Research and Development

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2017	2016		2017	2016

Research and development	$3,355	$2,980	13%	$9,523	$8,842	8%
As a percent of revenue	15%	15%	0ppt	14%	14%	0ppt

Research and development expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with product development. Research and development expenses also include third-party development and programming costs, localization costs incurred to translate software for international markets, and the amortization of purchased software code.

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Research and development expenses increased $375 million or 13%, primarily due to LinkedIn expenses and increased investments in cloud engineering, offset in part by a reduction in phone expenses. Expenses included $320 million related to our acquisition of LinkedIn.

Nine months ended March 31, 2017 compared with nine months ended March 31, 2016

Research and development expenses increased $681 million or 8%, primarily due to LinkedIn expenses and increased investments in cloud engineering, offset in part by a reduction in phone expenses. Expenses included $402 million related to our acquisition of LinkedIn.

Sales and Marketing

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2017	2016		2017	2016

Sales and marketing	$3,879	$3,406	14%	$11,183	$10,699	5%
As a percent of revenue	18%	17%	1ppt	17%	17%	0ppt

Sales and marketing expenses include payroll, employee benefits, stock-based compensation expense, and other headcount-related expenses associated with sales and marketing personnel and the costs of advertising, promotions, trade shows, seminars, and other programs.

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Sales and marketing expenses increased $473 million or 14%, primarily due to LinkedIn expenses and increased investments in sales capacity for our commercial cloud, offset in part by a reduction in phone expenses. Expenses included $518 million related to our acquisition of LinkedIn, including $153 million of amortization of acquired intangible assets.

PART I

Item 2

Nine months ended March 31, 2017 compared with nine months ended March 31, 2016

Sales and marketing expenses increased $484 million or 5%, primarily due to LinkedIn expenses and increased investments in sales capacity for our commercial cloud, offset in part by a reduction in phone expenses, a decrease in bad debt expense, and Windows 10 and Surface launch-related expenses in the prior year. Expenses included $713 million related to our acquisition of LinkedIn, including $205 million of amortization of acquired intangible assets.

General and Administrative

(In millions, except percentages)	Three Months Ended March 31,		Percentage Change	Nine Months Ended March 31,		Percentage Change

	2017	2016		2017	2016

General and administrative	$1,202	$1,140	5%	$3,126	$3,262	(4)%
As a percent of revenue	5%	6%	(1)ppt	5%	5%	0ppt

General and administrative expenses include payroll, employee benefits, stock-based compensation expense, severance expense, and other headcount-related expenses associated with finance, legal, facilities, certain human resources and other administrative personnel, certain taxes, and legal and other administrative fees.

Three months ended March 31, 2017 compared with three months ended March 31, 2016

General and administrative expenses increased $62 million or 5%, primarily due to LinkedIn expenses, offset in part by investments in infrastructure supporting our business transformation in the prior year and a reduction in phone expenses. Expenses included $127 million related to our acquisition of LinkedIn.

Nine months ended March 31, 2017 compared with nine months ended March 31, 2016

General and administrative expenses decreased $136 million or 4%, primarily due to the benefit of a legal settlement in the current year, a reduction in phone expenses, and lower employee-related expenses, offset in part by LinkedIn expenses. Expenses included $160 million related to our acquisition of LinkedIn.

OTHER INCOME (EXPENSE), NET

The components of other income (expense), net were as follows:

(In millions)	Three Months Ended March 31,		Nine Months Ended March 31,

	2017	2016	2017	2016

Dividends and interest income	$380	$230	$984	$629
Interest expense	(609)	(340)	(1,567)	(898)
Net recognized gains on investments	790	85	1,893	193
Net losses on derivatives	(200)	(155)	(340)	(414)
Net losses on foreign currency remeasurements	0	(18)	(134)	(52)
Other, net	(39)	(49)	(228)	(156)

Total	$322	$(247)	$608	$(698)

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

PART I

Item 2

Three months ended March 31, 2017 compared with three months ended March 31, 2016

Dividends and interest income increased primarily due to higher portfolio balances and yields. Interest expense increased primarily due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities. Net losses on derivatives increased due to higher losses on equity, foreign currency, and commodity derivatives, offset by gains on interest rate derivatives in the current period as compared to losses in the prior period. Other, net reflects recognized losses from certain joint ventures and divestitures.

Nine months ended March 31, 2017 compared with nine months ended March 31, 2016

Dividends and interest income increased primarily due to higher portfolio balances and yields. Interest expense increased due to higher outstanding long-term debt. Net recognized gains on investments increased primarily due to higher gains on sales of equity securities. Net losses on derivatives decreased due to lower losses on commodity and foreign currency derivatives, offset in part by higher losses on equity derivatives. Other, net reflects recognized losses from certain joint ventures and divestitures.

INCOME TAXES

Our effective tax rate for the three months ended March 31, 2017 and 2016 was 19% and 25%, respectively, and our effective tax rate for each of the nine months ended March 31, 2017 and 2016 was 17%. Our effective tax rate was lower than the U.S. federal statutory rate primarily due to earnings taxed at lower rates in foreign jurisdictions resulting from producing and distributing our products and services through our foreign regional operations centers in Ireland, Singapore, and Puerto Rico.

This quarter’s effective tax rate was lower than the prior year’s third quarter effective tax rate, primarily due to changes in the mix of our income before income taxes between the U.S. and foreign countries and an increase in the tax benefits related to stock-based compensation.

Tax contingencies and other income tax liabilities were $14.4 billion and $11.8 billion as of March 31, 2017 and June 30, 2016, respectively, and are included in other long-term liabilities. This increase relates primarily to current period intercompany transfer pricing and foreign tax credits.

While we settled a portion of the Internal Revenue Service (“IRS”) audit for tax years 2004 to 2006 during the third quarter of fiscal year 2011, and settled a portion of the IRS audit for tax years 2007 to 2009 during the first quarter of fiscal year 2016, we remain under audit for those years. We also continue to be subject to examination by the IRS for tax years 2010 to 2016. In February 2012, the IRS withdrew its 2011 Revenue Agents Report for tax years 2004 to 2006 and reopened the audit phase of the examination. As of March 31, 2017, the primary unresolved issue relates to transfer pricing, which could have a significant impact on our consolidated financial statements if not resolved favorably. We believe our allowances for income tax contingencies are adequate. We have not received a proposed assessment for the unresolved issues and do not expect a final resolution of these issues in the next 12 months. Based on the information currently available, we do not anticipate a significant increase or decrease to our tax contingencies for these issues within the next 12 months.

We are subject to income tax in many jurisdictions outside the U.S. Our operations in certain jurisdictions remain subject to examination for tax years 1996 to 2017, some of which are currently under audit by local tax authorities. The resolutions of these audits are not expected to be material to our consolidated financial statements.

FINANCIAL CONDITION

Cash, Cash Equivalents, and Investments

Cash, cash equivalents, and short-term investments totaled $126.0 billion as of March 31, 2017, compared with $113.2 billion as of June 30, 2016. Equity and other investments were $7.4 billion as of March 31, 2017, compared with $10.4 billion as of June 30, 2016. Our short-term investments are primarily intended to facilitate liquidity and for capital preservation. They consist predominantly of highly liquid investment-grade fixed-income securities, diversified among industries and individual issuers. The investments are predominantly U.S. dollar-denominated securities, but also include foreign currency-denominated securities in order to diversify risk. Our fixed-income investments are exposed to interest rate risk and credit risk. The credit risk and average maturity of our fixed-income portfolio are managed to achieve economic returns that correlate to certain fixed-income indices. The settlement risk related to

PART I

Item 2

these investments is insignificant given that the short-term investments held are primarily highly liquid investment-grade fixed-income securities.

Of the cash, cash equivalents, and short-term investments as of March 31, 2017, $122.2 billion was held by our foreign subsidiaries and would be subject to material repatriation tax effects. The amount of cash, cash equivalents, and short-term investments held by foreign subsidiaries subject to other restrictions on the free flow of funds (primarily currency and other local regulatory) was $2.3 billion. As of March 31, 2017, approximately 86% of the cash equivalents and short-term investments held by our foreign subsidiaries were invested in U.S. government and agency securities, approximately 4% were invested in U.S. mortgage- and asset-backed securities, and approximately 3% were invested in corporate notes and bonds of U.S. companies, all of which are denominated in U.S. dollars. The remaining cash equivalents and short-term investments held by our foreign subsidiaries were primarily invested in foreign securities.

Securities lending

We lend certain fixed-income and equity securities to increase investment returns. The loaned securities continue to be carried as investments on our consolidated balance sheets. Cash and/or security interests are received as collateral for the loaned securities with the amount determined based upon the underlying security lent and the creditworthiness of the borrower. Cash collateral received is recorded as an asset with a corresponding liability. Our securities lending payable balance was $201 million as of March 31, 2017. Our average and maximum securities lending payable balances for the three months ended March 31, 2017 were $450 million and $1.3 billion, respectively. Our average and maximum securities lending payable balances for the nine months ended March 31, 2017 were $560 million and $1.5 billion, respectively. Intra-year variances in the amount of securities loaned are mainly due to fluctuations in the demand for the securities.

Valuation

In general, and where applicable, we use quoted prices in active markets for identical assets or liabilities to determine the fair value of our financial instruments. This pricing methodology applies to our Level 1 investments, such as U.S. government securities, domestic and international equities, and exchange-traded mutual funds. If quoted prices in active markets for identical assets or liabilities are not available to determine fair value, then we use quoted prices for similar assets and liabilities or inputs other than the quoted prices that are observable either directly or indirectly. This pricing methodology applies to our Level 2 investments such as corporate notes and bonds, common and preferred stock, foreign government bonds, mortgage- and asset-backed securities, U.S. government and agency securities, and certificates of deposit. Level 3 investments are valued using internally developed models with unobservable inputs. Assets and liabilities measured at fair value on a recurring basis using unobservable inputs are an immaterial portion of our portfolio.

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

Cash Flows

Cash from operations increased $3.6 billion to $28.5 billion for the nine months ended March 31, 2017, mainly due to an increase in cash received from customers and an income tax refund for overpayment of estimated taxes. Cash from financing increased $20.5 billion to $11.1 billion, mainly due to an $18.6 billion increase in proceeds from issuances of debt, net of repayments, and a $2.3 billion decrease in cash used for common stock repurchases, offset in part by a $651 million increase in dividends paid. Cash used in investing increased $25.5 billion to $39.4 billion, mainly due to a $24.3 billion increase in cash used for acquisitions of companies, net of cash acquired, and purchases of intangibles and other assets, a $746 million increase in cash used for net investment purchases, sales, and maturities, and a $375 million decrease in cash from securities lending activities.

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

Unearned Revenue

Unearned revenue as of March 31, 2017 was comprised mainly of unearned revenue from volume licensing programs. Unearned revenue from volume licensing programs represents customer billings for multi-year licensing arrangements paid for either at inception of the agreement or annually at the beginning of each coverage period and accounted for as subscriptions with revenue recognized ratably over the coverage period. Unearned revenue as of March 31, 2017 also included payments for: Windows 10 licenses; post-delivery support and consulting services to be performed in the future; Office 365 subscriptions; LinkedIn; Xbox Live subscriptions; Dynamics business solutions products; Skype prepaid credits and subscriptions; and other offerings for which we have been paid in advance and earn the revenue when we provide the service or software, or otherwise meet the revenue recognition criteria.

The following table outlines the expected future recognition of unearned revenue as of March 31, 2017:

(In millions)

Three Months Ending,

June 30, 2017	$11,286
September 30, 2017	7,017
December 31, 2017	5,316
March 31, 2018	2,899
Thereafter	9,215

Total	$35,733

If our customers choose to license cloud-based versions of our products and services rather than licensing transaction-based products and services, the associated revenue will shift from being recognized at the time of the transaction to being recognized over the subscription period or upon consumption, as applicable.

Share Repurchases

During the three and nine months ended March 31, 2017, we repurchased 25 million shares and 147 million shares of our common stock for $1.6 billion and $8.7 billion, respectively, through our share repurchase programs. All repurchases were made using cash resources. See Note 16 – Stockholders’ Equity in the Notes to Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion.

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

The new standard related to revenue recognition will have a material impact on our consolidated financial statements. See Note 1 – Accounting Policies in the Notes to Financial Statements (Part I, Item 1 of this Form 10-Q) for further discussion.

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

PART I

Item 2

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

PART I

Item 3, 4

The following table sets forth the one-day VaR for substantially all of our positions as of March 31, 2017 and June 30, 2016 and for the three months ended March 31, 2017:

(In millions)

	March 31, 2017	June 30, 2016	Three Months Ended March 31, 2017

Risk Categories			Average	High	Low

Foreign currency	$126	$92	$153	$178	$126
Interest rate	$153	$58	$135	$155	$116
Equity	$83	$157	$107	$127	$83
Commodity	$5	$12	$7	$11	$5

Total one-day VaR for the combined risk categories was $229 million as of March 31, 2017 and $225 million as of June 30, 2016. The total VaR is 38% and 29% less as of March 31, 2017 and June 30, 2016, respectively, than the sum of the separate risk categories in the table above due to the diversification benefit of the combination of risks.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including the Chief Executive Officer and Chief Financial Officer, we have evaluated the effectiveness of our disclosure controls and procedures as required by Exchange Act Rule 13a-15(b) as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and Chief Financial Officer have concluded that these disclosure controls and procedures are effective. There were no changes in our internal control over financial reporting during the quarter ended March 31, 2017 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

Our increasing focus on services presents execution and competitive risks. A growing part of our business involves cloud-based services available across the spectrum of computing devices. Our strategic vision is to compete and grow by building best-in-class platforms and productivity services for a mobile-first, cloud-first world. At the same time, our competitors are rapidly developing and deploying cloud-based services for consumers and business customers. Pricing and delivery models are evolving. Devices and form factors influence how users access services in the cloud and sometimes the user’s choice of which suite of cloud-based services to use. We are devoting significant resources to develop and deploy our cloud-based strategies. The Windows ecosystem must continue to evolve with this changing environment. We are undertaking cultural and organizational changes to drive accountability and eliminate obstacles to innovation. The Company’s investment in gaining insights from data is becoming central to the value of the services we deliver to customers, to our operational efficiency and key opportunities in monetization, customer perceptions of quality, and operational efficiency. Besides software development costs, we are incurring costs to build and maintain infrastructure to support cloud computing services. These costs will reduce the operating margins we have previously achieved. Whether we succeed in cloud-based services depends on our execution in several areas, including:

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

We make significant investments in new products and services that may not achieve expected returns. We will continue to make significant investments in research, development, and marketing for existing products, services, and technologies, including the Windows operating system, the Microsoft Office system, Bing, Windows Server, the Windows Store, the Microsoft Azure Services platform, Office 365, other cloud-based offerings, and the Xbox entertainment platform. We also invest in the development and acquisition of a variety of hardware for productivity,

PART II

Item 1A

communication, and entertainment including PCs, tablets, and gaming devices. Investments in new technology are speculative. Commercial success depends on many factors, including innovativeness, developer support, and effective distribution and marketing. If customers do not perceive our latest offerings as providing significant new functionality or other value, they may reduce their purchases of new software and hardware products or upgrades, unfavorably affecting revenue. We may not achieve significant revenue from new product, service, and distribution channel investments for several years, if at all. New products and services may not be profitable, and even if they are profitable, operating margins for some new products and businesses will not be as high as the margins we have experienced historically.

The launch of Windows 10, with free upgrades to existing users of Windows 7 and 8.1, has been the most ambitious update effort we have ever undertaken. We did extensive preparation and ongoing compatibility testing for applications and devices to help ensure a positive experience for our users installing Windows 10. We also consistently promoted the update to Windows 7 and 8.1 users. However, negative upgrade experiences could adversely affect the reception of Windows 10 in the marketplace and may lead to litigation or regulatory actions by customers and government agencies. In addition, we anticipate that Windows 10 will enable new post-license monetization opportunities beyond initial license revenues. Our inability to realize these opportunities to the extent we expect could have an adverse impact on our revenues. Finally, our practices for data collection, use, and management in Windows 10 are subject to regulatory review, and may result in decisions directing us to change these practices and imposing fines. If so, we could face negative public reaction, degraded user experiences, and reduced flexibility in product design.

Developing new technologies is complex. It can require long development and testing periods. Significant delays in new releases or significant problems in creating new products or services could adversely affect our revenue.

Acquisitions, joint ventures, and strategic alliances may have an adverse effect on our business. We expect to continue making acquisitions and entering into joint ventures and strategic alliances as part of our long-term business strategy. In December 2016, we completed our acquisition of LinkedIn for $27.0 billion. The LinkedIn acquisition and other transactions and arrangements involve significant challenges and risks, including that they do not advance our business strategy, that we get an unsatisfactory return on our investment, that we have difficulty integrating new employees, business systems, and technology, or that they distract management from our other businesses. If an arrangement fails to adequately anticipate changing circumstances and interests of a party, it may result in early termination or renegotiation of the arrangement. The success of these transactions and arrangements will depend in part on our ability to leverage them to enhance our existing products and services or develop compelling new ones. It may take longer than expected to realize the full benefits from these transactions and arrangements, such as increased revenue, enhanced efficiencies, or increased market share, or the benefits may ultimately be smaller than we expected. These events could adversely affect our operating results or financial condition.

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

Security of Microsoft’s information technology

Threats to IT security can take a variety of forms. Individual and groups of hackers and sophisticated organizations, including state-sponsored organizations or nation-states, continuously undertake attacks that pose threats to our customers and our IT. These actors may use a wide variety of methods, which may include developing and deploying malicious software to attack our products and services and gain access to our networks and datacenters, using social engineering techniques to induce our employees, users, partners, or customers to disclose passwords or other sensitive information or take other actions to gain access to our data or our users’ or customers’ data, or acting in a coordinated manner to launch distributed denial of service or other coordinated attacks. Cyber threats are constantly evolving, increasing the difficulty of detecting and successfully defending against them. Cyber threats can have cascading impacts that unfold with increasing speed across our internal networks and systems and those of our partners and customers. Breaches of our network or data security could disrupt the security of our internal systems and business applications, impair our ability to provide services to our customers and protect the privacy of their data, result in product development delays, compromise confidential or technical business information harming our reputation or competitive position, result in theft or misuse of our intellectual property or other assets, require us to allocate more resources to improved technologies, or otherwise adversely affect our business.

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

Disclosure of personal data could result in liability and harm our reputation. As we continue to grow the number and scale of our cloud-based offerings, we store and process increasingly large amounts of personally identifiable information of our customers. The continued occurrence of high-profile data breaches provides evidence of an external environment increasingly hostile to information security. Despite our efforts to improve the security controls across our business groups and geographies, it is possible our security controls over personal data, our training of employees and vendors on data security, and other practices we follow may not prevent the improper disclosure of customer data we or our vendors store and manage. Improper disclosure could harm our reputation, lead to legal exposure to customers, or subject us to liability under laws that protect personal data, resulting in increased costs or loss of revenue. Our software products and services also enable our customers to store and process personal data on-premises or, increasingly, in a cloud-based environment we host. Government authorities can sometimes require us to produce customer data in response to valid legal orders. In the U.S. and elsewhere, we advocate for transparency concerning these requests and appropriate limitations on government authority to compel disclosure. Despite our efforts to protect customer data, perceptions that the collection, use, and retention of personal information is not satisfactorily protected could inhibit sales of our products or services, and could limit adoption of our cloud-based solutions by consumers, businesses, and government entities. Additional security measures we may take to address customer concerns, or constraints on our flexibility to determine where and how to operate datacenters in response to customer expectations or governmental rules or actions, may cause higher operating expenses.

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

PART II

Item 2

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

SHARE REPURCHASES

See Note 16 – Stockholders’ Equity in the Notes to Financial Statements (Part 1, Item 1 of this Form 10-Q) for further discussion. Following are our monthly share repurchases for the third quarter of fiscal year 2017:

Period	Total Number of Shares Purchased	Average Price Paid per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Approximate Dollar Value of Shares that May Yet be Purchased under the Plans or Programs

				(in millions)

January 1, 2017 – January 31, 2017	5,838,030	$63.11	5,838,030	$39,632
February 1, 2017 – February 28, 2017	9,015,000	$64.04	9,015,000	$39,054
March 1, 2017 – March 31, 2017	10,107,811	$64.72	10,107,811	$38,400

	24,960,841		24,960,841

All repurchases were made using cash resources. Our share repurchases may occur through open market purchases or pursuant to a Rule 10b5-1 trading plan.

Excluded from this disclosure are shares repurchased to settle statutory employee tax withholding related to the vesting of stock awards.

PART II

Item 6

ITEM 6. EXHIBITS

4.15

Twelfth Supplemental Indenture for 1.850% Notes due 2020, 2.400% Notes due 2022, 2.875% Notes due 2024, 3.300% Notes due 2027, 4.100% Notes due 2037, 4.250% Notes due 2047, and 4.500% Notes due 2057, dated as of February 6, 2017, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee, to the Indenture, dated as of May 18, 2009, between Microsoft Corporation and The Bank of New York Mellon Trust Company, N.A., as trustee (incorporated by reference to Current Report on Form 8-K filed February 3, 2017)

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

April 27, 2017